Form 10-Q
period 1995-03-31
P&F INDUSTRIES INC
filed 1995-05-10
CIK 75340

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE COMMISSION ACT OF 1934


      FOR THE QUARTER ENDED MARCH 31, 1995    COMMISSION FILE NUMBER 1-5332


                             P & F INDUSTRIES, INC.
    -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                             22-1657413
    ------------------------                -----------------------
    (State of incorporation)                  (I.R.S. Employer
                                            Identification Number)

       300 SMITH STREET, FARMINGDALE, NEW YORK        11735
       ----------------------------------------     ----------
       (Address of principal executive offices)     (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (516) 694-1800

                           ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
  YES  ( X )    NO  (   )


Number of shares of Class A common stock
outstanding as of May 5, 1995..........2,928,867

PART I.  FINANCIAL INFORMATION

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                     =======================================


                                            MARCH 31,    DECEMBER 31,
                                              1995           1994
                                          ------------   ------------
   ASSETS
   ------
CURRENT:
  Cash                                    $    618,124   $  1,071,903
  Accounts receivable, less allowance
    for possible losses of $374,544
    in 1995 and $354,252 in 1994             6,075,859      8,315,300
  Inventories                               13,416,797     12,867,604
  Note receivable from officer                  65,000         85,000
  Deferred income taxes                        611,000        764,000
  Prepaid expenses and other assets            544,961        618,686
                                          ------------   ------------
      TOTAL CURRENT ASSETS                  21,331,741     23,722,493
                                          ------------   ------------

PROPERTY AND EQUIPMENT:
  Land                                         993,020        993,020
  Buildings and improvements                 4,501,286      4,490,216
  Machinery and equipment                    5,112,681      4,596,342
                                          ------------   ------------
                                            10,606,987     10,079,578
  Less accumulated depreciation
    and amortization                         4,321,812      4,164,690
                                          ------------   ------------
      NET PROPERTY AND EQUIPMENT             6,285,175      5,914,888
                                          ------------   ------------

GOODWILL, net of accumulated
  amortization of $755,155 in
  1995 and $730,558 in 1994                  3,058,612      3,083,209

OTHER ASSETS, net of accumulated
  amortization of $431,664 in 1995
  and $402,663 in 1994                         260,409        292,710
                                          ------------   ------------
      TOTAL ASSETS                        $ 30,935,937   $ 33,013,300
                                          ============   ============

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                   (CONTINUED)
                     =======================================


                                            MARCH 31,    DECEMBER 31,
                                              1995           1994
                                          ------------   ------------
   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings                   $  1,674,242   $  3,514,290
  Accounts payable                           3,571,009      2,952,483
  Accruals and other liabilities               994,019      1,971,198
  Current maturities of long-term debt         345,183        344,514
                                          ------------   ------------
      TOTAL CURRENT LIABILITIES              6,584,453      8,782,485

LONG-TERM DEBT, less current maturities      6,312,443      6,398,425

SUBORDINATED DEBENTURES                      1,369,200      1,369,200
                                          ------------   ------------
                                            14,266,096     16,550,110
                                          ------------   ------------

SHAREHOLDERS' EQUITY:
  Preferred stock, $10 par, cumulative;
    shares authorized 2,000,000;
    outstanding 263,345                      2,633,450      2,633,450
  Common stock:
    Class A - $1 par; shares authorized
      7,000,000; outstanding 2,928,867;
      reserved for options 1,163,200
      shares; reserved for warrants
      70,000 shares                          2,928,867      2,928,867
    Class B - $1 par; shares authorized
      2,000,000                                     --             --
  Additional paid-in capital                 7,607,614      7,607,614
  Retained earnings                          3,499,910      3,293,259
                                          ------------   ------------
      TOTAL SHAREHOLDERS' EQUITY            16,669,841     16,463,190
                                          ------------   ------------
      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY              $ 30,935,937   $ 33,013,300
                                          ============   ============

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                     =======================================


                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                              ------------------
                                              1995          1994
                                          ------------  ------------
REVENUES:
  Net sales                               $  9,604,535  $  9,627,903
  Other                                         24,654           303
                                          ------------  ------------
                                             9,629,189     9,628,206
                                          ------------  ------------

COSTS AND EXPENSES:
  Cost of sales                              6,386,422     6,670,353
  Selling, administrative and general        2,426,946     2,293,494
  Interest - net                               233,612       237,598
  Depreciation                                 147,722       142,888
                                          ------------  ------------
                                             9,194,702     9,344,333
                                          ------------  ------------

INCOME BEFORE TAXES ON INCOME                  434,487       283,873

TAXES ON INCOME                                162,000       104,000
                                          ------------  ------------

NET INCOME                                $    272,487  $    179,873
                                          ============  ============




Preferred dividends                          $  65,836     $  65,836
                                             =========     =========

Net income attributable
  to common stock                            $ 206,651     $ 114,037
                                             =========     =========

Average number of common shares
  and common share equivalents
  - primary and fully diluted                3,355,918     3,127,418
                                             =========     =========

Earnings per share of common
  stock - primary and fully diluted             $  .06        $  .04
                                                ======        ======

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                     =======================================


                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                              ------------------
                                              1995          1994
                                          ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $    272,487  $    179,873
                                          ------------  ------------

  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization            210,720       236,857
      Deferred income taxes                    153,000       105,000
      Provision for losses on
        accounts receivable                     24,999        24,999
  Decrease (increase):
    Accounts receivable                      2,297,832       652,665
    Inventories                               (340,574)      378,213
    Note receivable from officer                20,000        15,000
    Prepaid expenses and other assets           73,725      (165,131)
    Net assets of discontinued
      operation - net of cash                       --     1,221,745
    Other assets                                 3,300        10,801
  Increase (decrease):
    Accounts payable                           618,526    (4,251,460)
    Accruals and other                        (977,179)     (515,558)
                                          ------------  ------------
      Total adjustments                      2,084,349    (2,286,869)
                                          ------------  ------------
        Net cash provided by (used in)
          operating activities               2,356,836    (2,106,996)
                                          ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                         (66,459)      (52,662)
  Payment for acquisition of assets
    of Tradesman Tool Co. and Intech
    Industries, Inc.                          (752,959)           --
                                          ------------  ------------
        Net cash used in
          investing activities                (819,418)      (52,662)
                                          ------------  ------------

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)
                     =======================================


                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                              ------------------
                                              1995          1994
                                          ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings        2,442,007     4,372,987
  Repayments of short-term borrowings       (4,282,055)   (1,562,947)
  Proceeds from mortgage refinancing                --     2,343,400
  Principal payments on long-term debt         (85,313)   (2,493,265)
  Dividends paid on preferred stock            (65,836)      (65,836)
  Financing activities of
    discontinued operation                          --       (33,641)
                                          ------------  ------------
        Net cash provided by (used in)
          financing activities              (1,991,197)    2,560,698
                                          ------------  ------------


NET INCREASE (DECREASE) IN CASH               (453,779)      401,040

CASH AT BEGINNING OF PERIOD - including
  cash of discontinued operation of
  $881,537 in 1994                           1,071,903     1,969,071
                                          ------------  ------------
CASH AT END OF PERIOD - including
  cash of discontinued operation of
  $1,723,459 in 1994                      $    618,124  $  2,370,111
                                          ============  ============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid during the period for:

      Income taxes                        $     94,355  $    219,636
                                          ============  ============


      Interest                            $    216,694  $    294,027
                                          ============  ============

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                     =======================================

1.   PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements for the three months ended March 31, 1995 and 1994 are presented as unaudited but, in the opinion of the Company, they include all adjustments necessary for a fair statement of the results of operations for those periods. All such adjustments are of a normal recurring nature. The consolidated balance sheet information for December 31, 1994 was derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. These interim financial statements should be read in conjunction with that report.

     Results for interim periods are not necessarily indicative of results to be expected for a full year, since the operations of some of the Company's subsidiaries are seasonal in nature.

2.   INVENTORIES

     Major classes of inventory were as follows:


                                      MARCH 31,     DECEMBER 31,
                                        1995            1994
                                    ------------    ------------
       Finished goods               $ 10,513,260    $ 10,142,039
       Work in process                   248,226          26,163
       Raw materials and supplies      2,655,311       2,699,402
                                    ------------    ------------
                                    $ 13,416,797    $ 12,867,604
                                    ============    ============


3.   EARNINGS PER SHARE

     Primary and fully diluted earnings per share are computed using the treasury stock method, modified for stock options and warrants outstanding in excess of 20% of the total outstanding shares of common stock. Under this method, the number of shares outstanding reflects the assumed use of proceeds from the hypothetical exercise of the outstanding options and warrants, unless the effect on earnings per share is antidilutive. The assumed proceeds are used to repurchase shares of common stock, to a maximum of 20% of the shares outstanding. The balance of the proceeds, if any, are used to reduce outstanding debt. Fully diluted earnings per share also reflects the assumed use of proceeds from the hypothetical exercise of contingent issuances if such contingent issuances have a reasonable possibility of occurring.

     In calculating the purchase price of common stock, the average market value for the period is used for primary earnings per share and the greater of the average or ending market value for the period is used for fully diluted earnings per share.

     Net income is adjusted for preferred dividends in computing the net income attributable to the common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES
                     =======================================

FIRST QUARTER ENDED MARCH 31, 1995 COMPARED WITH FIRST QUARTER ENDED MARCH 31, 1994

     Revenues were virtually unchanged, totalling $9,628,206 in 1995 and $9,626,189 in 1994. Pneumatic tool revenues were flat. Heating equipment and hardware revenues rose 16.2% and 15.6%, respectively, aided by an improving economy and an increased customer base. Revenues from sales of hydraulic equipment, which are shipped by the overseas suppliers direct to the customer, are now accounted for as commission income. This change resulted in a $381,827 reduction in reported revenues in the first quarter of 1995, thereby offsetting the increases in heating equipment and hardware revenues. Excluding this amount, revenues increased by 4.2%.

     Average selling prices of pneumatic tools increased approximately 4.4%, necessitated by the continuing weakness of the U.S. dollar as compared to the Japanese yen, which caused the prices of the Company's imported tools to rise once again. Heating equipment selling prices were 3.8% higher than in the first quarter of 1994. Hardware prices were unchanged.

     Cost of sales declined 4.3 percentage points, as a percentage of revenues. This was caused by the selling price increases referred to above, which became effective in the third and fourth quarters of 1994, and the elimination from revenues of hydraulic equipment sales, with their attendant lower gross profit margins. The increasing costs of imported product caused by the fall in value of the U.S. dollar compared to the Japanese yen will be felt more strongly in the second quarter of 1995 and thereafter.

     Selling, administrative and general expenses increased $133,452 to $2,426,946, from $2,293,494 in the prior year. The overhead increase attributable to the Company's new radiant heat product line was $37,215. Excluding this amount, the increase amounted to 4.2%. The largest dollar amount increases were in salaries, freight, insurance and professional fee expenses.

     Interest expense was virtually unchanged. Higher interest rates offset lower borrowings.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES
                     =======================================

LIQUIDITY AND CAPITAL RESOURCES

     The Company gauges its liquidity and financial stability by the measurements as shown in the following table (dollar amounts in thousands):


                             MARCH 31,     DECEMBER 31,    MARCH 31,
                               1995            1994          1994
                             ---------     ------------    ---------
    Working Capital          $  14,747       $  14,940     $  14,018
    Current Ratio            3.24 to 1       2.70 to 1     2.37 to 1
    Shareholders' Equity     $  16,670       $  16,463     $  15,637

     During the quarter ended March 31, 1995, accounts receivable declined approximately $2,240,000. Part of the monies received from the collection of accounts receivable was used to reduce short-term borrowings, which declined by approximately $1,840,000.

     In December 1994, the Company's credit facilities were consolidated to provide a line of credit totalling $18,000,000. Of this amount, $14,000,000 is available for direct loans, letters of credit and bankers' acceptances. The total amount of these instruments outstanding as of March 31, 1995 was approximately $4,400,000, including approximately $1,674,000 for direct loans. The total line of credit also includes $4,000,000 earmarked for acquisitions subject to the lending bank's approval. The Company also has a $10,000,000 line for foreign exchange transactions.

     In June 1994, substantially all of the net assets of Triangle Sheet Metal Works, Inc. ("Triangle") were sold for $3,500,000 in cash to an investment group which included Triangle's senior management. The proceeds from the sale of Triangle were used to reduce short-term borrowings. The Company is currently leasing its facilities in New Hyde Park, New York to the new entity. The divestiture of Triangle was in line with the Company's previously stated goal of disengaging itself from the volatility of the construction industry.

     The Company is currently conducting an extensive acquisition search. The funds for an acquisition will be provided by reborrowing the $3,500,000 received from the sale of the assets of Triangle, referred to above, which was temporarily used to reduce short-term debt, and from the new $4,000,000 credit facility earmarked for acquisitions referred to above. The total funds available, including cash derived from operations, will be approximately $9,000,000.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES
                     =======================================

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     Capital spending for the quarter ended March 31, 1995 was $66,459. The total amount was provided from working capital. Capital expenditures for the rest of 1995 are expected to total approximately $735,000, some of which may be financed. Included in the expected total for 1995 are capital expenditures relating to new products, expansion of existing product lines and replacement of old equipment.

     During 1994, the mortgage on the Company's Jupiter, Florida facility, in the amount of $2,343,400, was refinanced, through February 1999. The interest rate, 1/2% over prime per annum, remained the same.

     On August 23, 1994, the Board of Directors of the Company authorized the redemption, effective September 6, 1994, of all outstanding rights issued under a shareholder rights plan established in 1989 and also declared a dividend distribution of new rights under a new shareholder rights plan. The redemption price of $.01 per right resulted in an aggregate payment of $29,289, which was treated as a dividend for tax purposes.

     On February 15, 1995, Florida Pneumatic purchased the assets and business of Tradesman Tool Co., Inc. ("Tradesman"), a domestic manufacturer of heavy-duty pipe wrenches. On March 31, 1995, Florida Pneumatic purchased the assets and business of Intech Industries, Inc. ("Intech"), a domestic manufacturer of air filters used in compressors. Cash totalling $752,959 was paid for these purchases. The operations of Tradesman and Intech have been merged with the operations of Florida Pneumatic.

     The Company, through Florida Pneumatic, imports a significant amount of its purchases from Japan, with payment due in Japanese yen. As a result, the Company is subject to the effects of foreign currency exchange fluctuations. The Company uses a variety of techniques to protect itself against adverse effects of these fluctuations, including product pricing adjustments, alternative supplier sources and the use of forward currency contracts to hedge currency positions. Because of these steps taken by the Company, foreign currency exchange rate fluctuations have not had a significant negative effect on the Company's results of operations or its financial position. The continued weakness of the dollar, however, presents an ongoing problem and there can be no certainty that the Company will continue to be successful in its efforts to counter this problem.

                           PART II.  OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS
           None.

ITEM 2.    CHANGES IN SECURITIES
           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           None.

ITEM 4.    SUBMISSION OF MATTERS TO A
           VOTE OF SECURITY HOLDERS
           None.

ITEM 5.    OTHER INFORMATION
           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           (a)      EXHIBITS
                    None.

           (b)      REPORTS ON FORM 8-K
                    No reports on Form 8-K were filed during the quarter ended March 31, 1995.


                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 P & F INDUSTRIES, INC.
                                 (Registrant)


                                 By         LEON D. FELDMAN
                                    -------------------------------
                                            Leon D. Feldman
                                        Executive Vice President
Dated: May 5, 1995                   (Principal Financial Officer)