Form 10-Q
period 1995-06-30
P&F INDUSTRIES INC
filed 1995-08-09
CIK 75340

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE COMMISSION ACT OF 1934


      FOR THE QUARTER ENDED JUNE 30, 1995     COMMISSION FILE NUMBER 1-5332


                             P & F INDUSTRIES, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                             22-1657413
  ----------------------------            --------------------------
    (State of incorporation)                  (I.R.S. Employer
                                            Identification Number)

       300 SMITH STREET, FARMINGDALE, NEW YORK        11735
       ----------------------------------------     ----------
       (Address of principal executive offices)     (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (516) 694-1800

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
  YES  ( X )    NO  (   )


Number of shares of Class A common stock
outstanding as of August 3, 1995.........2,928,867

PART I.  FINANCIAL INFORMATION

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                    ----------------------------------------
                    ----------------------------------------

                                            JUNE 30,     DECEMBER 31,
                                              1995           1994
                                          ------------   ------------
   ASSETS
   ------
CURRENT:
  Cash and cash equivalents               $    659,089   $  1,071,903
  Accounts receivable, less allowance
    for possible losses of $385,524
    in 1995 and $354,252 in 1994             6,999,815      8,315,300
  Inventories                               12,676,166     12,867,604
  Note receivable from officer                  65,000         85,000
  Deferred income taxes                        442,000        764,000
  Prepaid expenses and other assets            419,816        618,686
                                          ------------   ------------
      TOTAL CURRENT ASSETS                  21,261,886     23,722,493
                                          ------------   ------------

PROPERTY AND EQUIPMENT:
  Land                                         993,020        993,020
  Buildings and improvements                 4,505,889      4,490,216
  Machinery and equipment                    5,165,686      4,596,342
                                          ------------   ------------
                                            10,664,595     10,079,578
  Less accumulated depreciation
    and amortization                         4,494,383      4,164,690
                                          ------------   ------------
      NET PROPERTY AND EQUIPMENT             6,170,212      5,914,888
                                          ------------   ------------

GOODWILL, net of accumulated
  amortization of $779,752 in
  1995 and $730,558 in 1994                  3,034,015      3,083,209

OTHER ASSETS, net of accumulated
  amortization of $460,665 in 1995
  and $402,663 in 1994                         237,399        292,710
                                          ------------   ------------
      TOTAL ASSETS                        $ 30,703,512   $ 33,013,300
                                          ------------   ------------
                                          ------------   ------------

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                   (CONTINUED)
                    ----------------------------------------
                    ----------------------------------------

                                            JUNE 30,     DECEMBER 31,
                                              1995           1994
                                          ------------   ------------
   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
CURRENT LIABILITIES:
  Short-term borrowings                   $  1,607,260   $  3,514,290
  Accounts payable                           3,303,856      2,952,483
  Accruals and other liabilities               948,750      1,971,198
  Current maturities of long-term debt         348,645        344,514
                                          ------------   ------------
      TOTAL CURRENT LIABILITIES              6,208,511      8,782,485

LONG-TERM DEBT, less current maturities      6,223,251      6,398,425

SUBORDINATED DEBENTURES                      1,369,200      1,369,200
                                          ------------   ------------
                                            13,800,962     16,550,110
                                          ------------   ------------

SHAREHOLDERS' EQUITY:
  Preferred stock, $10 par, cumulative;
    shares authorized 2,000,000;
    outstanding 263,345                      2,633,450      2,633,450
  Common stock:
    Class A - $1 par; shares authorized
      7,000,000; outstanding 2,928,867;
      reserved for options 1,683,200
      shares; reserved for warrants
      70,000 shares                          2,928,867      2,928,867
    Class B - $1 par; shares authorized
      2,000,000                                     --             --
  Additional paid-in capital                 7,607,614      7,607,614
  Retained earnings                          3,732,619      3,293,259
                                          ------------   ------------
      TOTAL SHAREHOLDERS' EQUITY            16,902,550     16,463,190
                                          ------------   ------------
      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY              $ 30,703,512   $ 33,013,300
                                          ------------   ------------
                                          ------------   ------------

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    ----------------------------------------
                    ----------------------------------------

                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                JUNE 30,                    JUNE 30,
                                           ------------------          ------------------
                                           1995          1994          1995          1994
                                       ------------  ------------  ------------  ------------
REVENUES:
  Net sales                            $ 10,696,735  $  9,904,510  $ 20,301,270  $ 19,532,413
  Other                                     101,873           190       126,527           493
                                       ------------  ------------  ------------  ------------
                                         10,798,608     9,904,700    20,427,797    19,532,906
                                       ------------  ------------  ------------  ------------

COSTS AND EXPENSES:
  Cost of sales                           7,427,931     6,581,559    13,814,353    13,251,912
  Selling, administrative and general     2,436,948     2,472,584     4,863,894     4,766,078
  Interest - net                            285,012       289,894       518,624       527,492
  Depreciation                              163,171       142,888       310,893       285,776
                                       ------------  ------------  ------------  ------------
                                         10,313,062     9,486,925    19,507,764    18,831,258
                                       ------------  ------------  ------------  ------------

INCOME BEFORE TAXES ON INCOME               485,546       417,775       920,033       701,648

TAXES ON INCOME                             187,000       160,000       349,000       264,000
                                       ------------  ------------  ------------  ------------

NET INCOME                             $    298,546  $    257,775  $    571,033  $    437,648
                                       ------------  ------------  ------------  ------------
                                       ------------  ------------  ------------  ------------



  Preferred dividends                     $  65,837     $  65,837     $ 131,673     $ 131,673
                                          ---------     ---------     ---------     ---------
                                          ---------     ---------     ---------     ---------


  Net income attributable
    to common stock                       $ 232,709     $ 191,938     $ 439,360     $ 305,975
                                          ---------     ---------     ---------     ---------
                                          ---------     ---------     ---------     ---------


  Average number of common shares
    and common share equivalents
      - primary and fully diluted         3,355,918     3,207,088     3,355,918     3,167,253
                                          ---------     ---------     ---------     ---------
                                          ---------     ---------     ---------     ---------


  Earnings per share of common
    stock - primary and fully diluted        $  .07        $  .06        $  .13        $  .10
                                             ------        ------        ------        ------
                                             ------        ------        ------        ------

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                    ----------------------------------------
                    ----------------------------------------

                                               SIX MONTHS ENDED
                                                   JUNE 30,
                                              ------------------
                                              1995          1994
                                          ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $    571,033  $    437,648
                                          ------------  ------------

  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization            436,889       403,572
      Deferred income taxes                    322,000       (18,000)
      Provision for losses on
        accounts receivable                     45,917        49,998
  Decrease (increase):
    Accounts receivable                      1,352,958       837,997
    Inventories                                400,057    (1,993,424)
    Note receivable from officer                20,000        15,000
    Prepaid expenses and other assets          198,870      (207,322)
    Net assets of discontinued
      operation - net of cash                       --     3,221,254
    Other assets                                (2,691)      (42,931)
  Increase (decrease):
    Accounts payable                           351,373    (1,748,083)
    Accruals and other                      (1,022,448)     (248,103)
                                          ------------  ------------
      Total adjustments                      2,102,925       269,958
                                          ------------  ------------
        Net cash provided by
          operating activities               2,673,958       707,606
                                          ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                        (124,067)      (63,494)
  Payment for acquisition of assets
    of Tradesman Tool Co. and Intech
    Industries, Inc.                          (752,959)           --
                                          ------------  ------------
        Net cash used in
          investing activities                (877,026)      (63,494)
                                          ------------  ------------

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)
                    ----------------------------------------
                    ----------------------------------------

                                               SIX MONTHS ENDED
                                                   JUNE 30,
                                              ------------------
                                              1995          1994
                                          ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings        5,957,986     7,694,754
  Repayments of short-term borrowings       (7,865,016)   (6,618,897)
  Proceeds from mortgage refinancing                --     2,343,400
  Principal payments on long-term debt        (171,043)   (2,678,374)
  Dividends paid on preferred stock           (131,673)     (131,673)
                                          ------------  ------------
        Net cash provided by (used in)
          financing activities              (2,209,746)      609,210
                                          ------------  ------------


NET INCREASE (DECREASE) IN CASH               (412,814)    1,253,322

CASH AT BEGINNING OF PERIOD - including
  cash of discontinued operation of
  $881,537 in 1994                           1,071,903     1,969,071
                                          ------------  ------------
CASH AT END OF PERIOD                     $    659,089  $  3,222,393
                                          ------------  ------------
                                          ------------  ------------



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid during the period for:

      Income taxes                        $    139,105  $    227,636
                                          ------------  ------------
                                          ------------  ------------


      Interest                            $    858,921  $    666,699
                                          ------------  ------------
                                          ------------  ------------

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                    ----------------------------------------
                    ----------------------------------------


1.  PRINCIPLES OF CONSOLIDATION
    ---------------------------
     The consolidated financial statements for the six months ended June 30, 1995 and 1994 are presented as unaudited but, in the opinion of the Company, they include all adjustments necessary for a fair statement of the results of operations for those periods. All such adjustments are of a normal recurring nature. The consolidated balance sheet information for December 31, 1994 was derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. These interim financial statements should be read in conjunction with that report.

     Results for interim periods are not necessarily indicative of results to be expected for a full year, since the operations of some of the Company's subsidiaries are seasonal in nature.

2.  INVENTORIES
    -----------
     Major classes of inventory were as follows:

                                       JUNE 30,     DECEMBER 31,
                                        1995            1994
                                    ------------    ------------
       Finished goods               $  9,654,667    $ 10,142,039
       Work in process                   417,004          26,163
       Raw materials and supplies      2,604,495       2,699,402
                                    ------------    ------------
                                    $ 12,676,166    $ 12,867,604
                                    ------------    ------------
                                    ------------    ------------


3.   EARNINGS PER SHARE
     ------------------
     Primary and fully diluted earnings per share are computed using the treasury stock method, modified for stock options and warrants outstanding in excess of 20% of the total outstanding shares of common stock. Under this method, the number of shares outstanding reflects the assumed use of proceeds from the hypothetical exercise of the outstanding options and warrants, unless the effect on earnings per share is antidilutive. The assumed proceeds are used to repurchase shares of common stock, to a maximum of 20% of the shares outstanding. The balance of the proceeds, if any, are used to reduce outstanding debt. Fully diluted earnings per share also reflects the assumed use of proceeds from the hypothetical exercise of contingent issuances if such contingent issuances have a reasonable possibility of occurring.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------
                    ----------------------------------------

SECOND QUARTER ENDED JUNE 30, 1995 COMPARED WITH SECOND QUARTER ENDED JUNE 30, 1994

     Revenues increased 9.0% to $10,798,608 from $9,904,700. Pneumatic tool revenues increased 11.9%. Heating equipment and hardware revenues increased 3.6% and 10.4%, respectively. Excluding sales of hydraulic equipment, which amounted to $376,114 in 1994 and are now accounted for as commission income, total revenues increased by 12.0%.

     Average selling prices of pneumatic tools increased approximately 3.0%, necessitated by the continued weakening of the U.S. dollar as compared to the Japanese yen, which caused the cost of imported tools to rise once again. Heating equipment average selling prices were 4.4% higher than the second quarter of 1994, due to higher material costs. Hardware selling prices were unchanged.

     Cost of sales rose 2.3 percentage points as a percentage of revenues. This was caused essentially by increased costs of both domestic and imported materials, which could not be offset by higher selling prices due to timing and competitive factors.

     The total of selling, administrative and general expenses and depreciation was virtually unchanged from the prior year.

     Interest expense was virtually unchanged, with higher interest rates offsetting lower borrowings.


SIX MONTHS ENDED JUNE 30, 1995 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1994

     Revenues increased 4.6% to $20,427,797 from $19,532,906. Pneumatic tool revenues increased 6.2%. Heating equipment and hardware revenues increased 9.9% and 12.7%, respectively. Excluding sales of hydraulic equipment, which amounted to $757,941 in 1994 and are now accounted for as commission income, total revenues increased by 8.1%.

     Average selling prices of pneumatic tools were 3.6% higher than the prior year. Heating equipment average selling prices were 4.1% higher than the prior year. Hardware selling prices were unchanged.

     Cost of sales, as a percentage of revenues, was virtually unchanged, with higher selling prices and the elimination from sales of hydraulic equipment, with its attendant low gross profit levels, offsetting higher cost of materials.

     Selling, administrative and general expenses rose 2.1% but declined 1.2 percentage points as a percentage of revenues due to increased revenues.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------
                    ----------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

     The Company gauges its liquidity and financial stability by the measurements as shown in the following table (dollar amounts in thousands):

                              JUNE 30,     DECEMBER 31,     JUNE 30,
                               1995            1994          1994
                             ---------     ------------    ---------
    Working Capital          $  15,053       $  14,940     $  14,261
    Current Ratio            3.42 to 1       2.70 to 1     2.28 to 1
    Shareholders' Equity     $  16,903       $  16,463     $  15,828

     During the six months ended June 30, 1995, accounts receivable declined approximately $1,350,000. The monies received from the collection of accounts receivable were used to reduce short-term borrowings, which declined by approximately $1,900,000.

     In December 1994, the Company's credit facilities were consolidated to provide a line of credit totalling $18,000,000. Of this amount, $14,000,000 is available for direct loans, letters of credit and bankers' acceptances. The total amount of these instruments outstanding as of June 30, 1995 was approximately $5,380,000, including approximately $1,607,000 for direct loans. The total line of credit also includes $4,000,000 earmarked for acquisitions subject to the lending bank's approval. The Company also has a $10,000,000 line for foreign exchange transactions.

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

     The Company is currently conducting an extensive acquisition search. The funds for an acquisition will be provided by reborrowing the $3,500,000 received from the sale of the assets of Triangle, referred to above, which was temporarily used to reduce short-term debt, and from the new $4,000,000 credit facility earmarked for acquisitions referred to above. The total of funds available, including cash derived from operations, is approximately $9,000,000.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES
                    ----------------------------------------
                    ----------------------------------------


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     Capital spending for the six months ended June 30, 1995 totalled $124,067. The total amount was provided from working capital. Capital expenditures for the rest of 1995 are expected to total approximately $675,000, some of which may be financed. Included in the expected total for 1995 are capital expenditures relating to new products, expansion of existing product lines and replacement of old equipment.

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

                           PART II.  OTHER INFORMATION
                           ---------------------------

ITEM 1.    LEGAL PROCEEDINGS
           -----------------
           None.

ITEM 2.    CHANGES IN SECURITIES
           ---------------------
           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           -------------------------------
           None.

ITEM 4.    SUBMISSION OF MATTERS TO A
           VOTE OF SECURITY HOLDERS
           --------------------------
           None.

ITEM 5.    OTHER INFORMATION
           -----------------
           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------
           (a)      EXHIBITS
                    --------
                    None.

           (b)      REPORTS ON FORM 8-K
                    -------------------
                    No reports on Form 8-K were filed during the quarter ended June 30, 1995.


                                   SIGNATURES
                                   ----------

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 P & F INDUSTRIES, INC.
                                 (Registrant)


                                 By         LEON D. FELDMAN
                                    -------------------------------
                                            Leon D. Feldman
                                        Executive Vice President
Dated: August 3, 1995                (Principal Financial Officer)