Form 10-Q
period 1995-09-30
P&F INDUSTRIES INC
filed 1995-11-01
CIK 75340

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE COMMISSION ACT OF 1934


                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                          COMMISSION FILE NUMBER 1-5332


                             P & F INDUSTRIES, INC.
            ---------------------------------------------------------
              (Exact name of registrant as specified in its charter)

            DELAWARE                             22-1657413
 ----------------------------              ------------------------------
     (State of incorporation)                  (I.R.S. Employer
                                            Identification Number)

       300 SMITH STREET, FARMINGDALE, NEW YORK              11735
    ----------------------------------------------      ------------
    (Address of principal executive offices)               (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (516) 694-1800
                           -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
  YES  ( X )    NO  (   )


Number of shares of Class A common stock
outstanding as of October 27, 1995.........2,928,867

PART I.  FINANCIAL INFORMATION

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                ------------------------------------------------
                ------------------------------------------------


                                          SEPTEMBER 30,  DECEMBER 31,
                                              1995           1994
                                          -------------   ------------
   ASSETS
   -------
CURRENT:
  Cash and cash equivalents               $  1,003,318   $  1,071,903
  Accounts receivable, less allowance
    for possible losses of $417,470
    in 1995 and $354,252 in 1994             6,383,812      8,315,300
  Inventories                               14,849,899     12,867,604
  Note receivable from officer                  65,000         85,000
  Deferred income taxes                        325,000        764,000
  Prepaid expenses and other assets            415,532        618,686
                                          -------------  ---------------
      TOTAL CURRENT ASSETS                  23,042,561     23,722,493
                                          -------------  ---------------

PROPERTY AND EQUIPMENT:
  Land                                         993,020        993,020
  Buildings and improvements                 4,512,050      4,490,216
  Machinery and equipment                    5,243,556      4,596,342
                                          -------------   ---------------
                                            10,748,626     10,079,578
  Less accumulated depreciation
    and amortization                         4,652,302      4,164,690
                                          -------------   ---------------
      NET PROPERTY AND EQUIPMENT             6,096,324      5,914,888
                                          -------------   ---------------

GOODWILL, net of accumulated
  amortization of $804,349 in
  1995 and $730,558 in 1994                  3,009,418      3,083,209

OTHER ASSETS, net of accumulated
  amortization of $489,666 in 1995
  and $402,663 in 1994                         182,207        292,710
                                          -------------  --------------
      TOTAL ASSETS                        $ 32,330,510   $ 33,013,300

                                          -------------  --------------
                                          -------------  --------------

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                   (CONTINUED)
              ----------------------------------------------------
              ----------------------------------------------------

                                          SEPTEMBER 30,   DECEMBER 31,
                                              1995            1994
                                         --------------  ---------------
   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
CURRENT LIABILITIES:
  Short-term borrowings                   $  1,916,913   $  3,514,290
  Accounts payable                           4,200,523      2,952,483
  Accruals and other liabilities             1,323,285      1,971,198
  Current maturities of long-term debt         348,003        344,514
                                          ------------   -------------
      TOTAL CURRENT LIABILITIES              7,788,724      8,782,485

LONG-TERM DEBT, less current maturities      6,137,677      6,398,425

SUBORDINATED DEBENTURES                      1,369,200      1,369,200
                                          -------------   ------------
                                            15,295,601     16,550,110
                                          -------------   ------------
SHAREHOLDERS' EQUITY:
  Preferred stock, $10 par, cumulative;
    shares authorized 2,000,000;
    outstanding 263,345                      2,633,450      2,633,450
  Common stock:
    Class A - $1 par; shares authorized
      7,000,000; outstanding 2,928,867;
      reserved for options 1,683,200
      shares; reserved for warrants
      70,000 shares                          2,928,867      2,928,867
    Class B - $1 par; shares authorized
      2,000,000                                     --             --
  Additional paid-in capital                 7,607,614      7,607,614
  Retained earnings                          3,864,978      3,293,259
                                          -------------    -----------
      TOTAL SHAREHOLDERS' EQUITY            17,034,909     16,463,190
                                          -------------    -----------

      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY              $ 32,330,510   $ 33,013,300
                                          ------------   ------------
                                          ------------   ------------

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                   ------------------------------------------
                ------------------------------------------

                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                              SEPTEMBER 30,               SEPTEMBER 30,
                                           ------------------           -----------------
                                           1995          1994          1995          1994
                                       -----------   -----------   -----------  -------------
REVENUES:
  Net sales                            $  9,854,150  $ 10,993,240  $ 30,155,420  $ 30,525,653
  Other                                      82,233        50,523       208,760        51,016
                                       ------------  ------------  ------------  -------------
                                          9,936,383    11,043,763    30,364,180    30,576,669
                                       ------------  ------------  ------------  -------------

COSTS AND EXPENSES:
  Cost of sales                           6,634,725     7,801,703    20,449,078    21,053,615
  Selling, administrative and general     2,528,065     2,484,416     7,391,959     7,250,494
  Interest - net                            288,324       263,409       806,948       790,901
  Depreciation                              157,075       142,888       467,968       428,664
                                       ------------  ------------  ------------  -------------
                                          9,608,189    10,692,416    29,115,953    29,523,674
                                       ------------  ------------  ------------  -------------

INCOME BEFORE TAXES ON INCOME               328,194       351,347     1,248,227     1,052,995

TAXES ON INCOME                             130,000       157,000       479,000       421,000
                                       ------------  ------------  ------------  -------------

NET INCOME                             $    198,194  $    194,347  $    769,227  $    631,995
                                       ------------  ------------  ------------  -------------
                                       ------------  ------------  ------------  -------------





  Preferred dividends                     $  65,836     $  65,836     $ 197,509     $ 197,509
                                          ---------     ---------     ---------     ----------
                                          ---------     ---------     ---------     ----------


  Net income attributable
    to common stock                       $ 132,358     $ 128,511     $ 571,718     $ 434,486
                                          ---------     ---------     ---------     ----------
                                          ---------     ---------     ---------     ----------


  Average number of common shares
    and common share equivalents
      - primary                           3,354,918     3,377,418     3,355,585     3,237,308
                                          ---------     ---------     ---------     ----------
                                          ---------     ---------     ---------     ----------

      - fully diluted                     3,354,918     3,377,418     3,355,585     3,238,224
                                          ---------     ---------     ---------     ----------
                                          ---------     ---------     ---------     ----------


  Earnings per share of common
    stock - primary and fully diluted        $  .04        $  .04        $  .18        $  .14
                                             ------        ------        ------        -------
                                             ------        ------        ------        -------

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                     -----------------------------------------
                     -----------------------------------------

                                               NINE MONTHS ENDED
                                                 SEPTEMBER 30,
                                              -------------------
                                              1995          1994
                                           -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                               $   769,227   $   631,995
                                           -----------   -----------

  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization            678,895       604,658
      Deferred income taxes                    439,000        95,000
      Provision for losses on
        accounts receivable                     57,687        74,997
  Decrease (increase):
    Accounts receivable                      1,957,191     1,116,780
    Inventories                             (1,773,676)   (3,001,556)
    Note receivable from officer                20,000        15,000
    Prepaid expenses and other assets          204,322      (442,875)
    Net assets of discontinued
      operation - net of cash                       --     3,221,254
    Other assets                                   400       (44,632)
  Increase (decrease):
    Accounts payable                         1,248,040    (2,950,136)
    Accruals and other                        (647,913)      101,839
                                           -----------   -----------
      Total adjustments                      2,183,946    (1,209,671)
                                           -----------    ----------
        Net cash provided by
          operating activities               2,953,173      (577,676)
                                           -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                        (216,654)      (98,113)
  Payment for acquisition of assets
    of Tradesman Tool Co. and Intech
    Industries, Inc.                          (752,959)           --
                                           -----------    ----------

        Net cash used in
          investing activities                (969,613)      (98,113)
                                           -----------    ----------


                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)
                  ---------------------------------------------
                  ---------------------------------------------

                                               NINE MONTHS ENDED
                                                 SEPTEMBER 30,
                                              -------------------
                                              1995          1994
                                         -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings       11,115,646    14,131,742
  Repayments of short-term borrowings      (12,713,023)  (11,474,842)
  Proceeds from mortgage refinancing                --     2,343,400
  Principal payments on long-term debt        (257,259)   (2,859,526)
  Dividends paid                              (197,509)     (226,797)
                                          ------------  ------------
        Net cash provided by (used in)
          financing activities              (2,052,145)    1,913,977
                                          ------------  ------------


NET INCREASE (DECREASE) IN CASH                (68,585)    1,238,188

CASH AT BEGINNING OF PERIOD - including
  cash of discontinued operation of
  $881,537 in 1994                           1,071,903     1,969,071
                                          ------------  ------------
CASH AT END OF PERIOD                     $  1,003,318  $  3,207,259
                                          ------------  ------------
                                          ------------  ------------



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid during the period for:

      Income taxes                        $    314,025  $    258,729
                                          ------------  ------------
                                          ------------  ------------


      Interest                            $    888,221  $    899,101
                                          ------------  ------------
                                          ------------  ------------


                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                   -------------------------------------------
                   -------------------------------------------

1.  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements for the nine months ended September 30, 1995 and 1994 are presented as unaudited but, in the opinion of the Company, they include all adjustments necessary for a fair statement of the results of operations for those periods. All such adjustments are of a normal recurring nature. The consolidated balance sheet information for December 31, 1994 was derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. These interim financial statements should be read in conjunction with that report.

     Results for interim periods are not necessarily indicative of results to be expected for a full year, since the operations of some of the Company's subsidiaries are seasonal in nature.

2.  INVENTORIES

     Major classes of inventory were as follows:

                                    SEPTEMBER 30,   DECEMBER 31,
                                        1995            1994
                                    -------------   ------------
       Finished goods               $ 11,791,282    $ 10,142,039
       Work in process                    94,311          26,163
       Raw materials and supplies      2,964,306       2,699,402
                                    ------------    ------------
                                    $ 14,849,899    $ 12,867,604
                                    ------------    ------------
                                    ------------    ------------


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES
                     ----------------------------------------
                     ----------------------------------------

THIRD QUARTER ENDED SEPTEMBER 30, 1995 COMPARED WITH THIRD QUARTER ENDED SEPTEMBER 30, 1994

     Revenues declined 10% to $9,936,383 from $11,043,763. This decline in revenues is attributable to a decline of $1,386,057 in revenues from hydraulic equipment, the result of a change in accounting for these revenues. In 1994, revenues from hydraulic equipment were primarily accounted for as sales, with corresponding cost of sales, while in 1995 these net revenues were accounted for as commission income. Excluding the change in revenues from hydraulic equipment, total revenues increased 2.9%. Revenues from pneumatic tools and related equipment and baseboard and radiant heating products increased 1.7% and 10.1%, respectively, while revenues from hardware declined 3.3%.

     Cost of sales declined 3.9 percentage points as a percentage of revenues. Excluding the effect of the change in accounting for hydraulic equipment sales described above, cost of sales as a percentage of revenues was virtually unchanged. Higher selling prices offset cost increases.

     Average selling prices of pneumatic tools and heating equipment were approximately 4.6% and 7.8% higher, respectively, than the prior year. Hardware average selling prices were unchanged.

     Selling, administrative and general expenses were virtually unchanged as a percentage of revenues, as adjusted for the change in revenues from hydraulic equipment. Interest expense rose $24,915 due to higher interest rates.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES
                     ----------------------------------------
                     ----------------------------------------

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1994

     Revenues were essentially unchanged from the prior year, despite a decline of $2,018,335 in revenues from hydraulic equipment, resulting from the change in accounting for these revenues described above. Excluding the change in revenues from hydraulic equipment, total revenues increased 6.4%. Revenues from pneumatic tools and related equipment, baseboard and radiant heating equipment and hardware increased 5.5%, 10.7% and 6.5%, respectively.

     Average selling prices of pneumatic tools and heating equipment were approximately 3.9% and 5.5% higher, respectively, than the prior year. Hardware average selling prices were unchanged.

     Cost of sales declined 1.5 percentage points as a percentage of revenues. Excluding the effect of the change in accounting for hydraulic equipment sales described above, cost of sales as a percentage of revenues was virtually unchanged, with higher selling prices offsetting higher material costs.

     Selling, administrative and general expenses rose 2%, but declined 1.1 percentage points as a percentage of revenues, as adjusted for the change in revenues from hydraulic equipment, due to the 6.4% increase in these adjusted revenues.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                     ---------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

     The Company gauges its liquidity and financial stability by the measurements as shown in the following table (dollar amounts in thousands):


                         SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,
                             1995              1994           1994
                         -------------   ------------   -------------
   Working Capital         $  15,254      $  14,940       $  14,441
   Current Ratio           2.96 to 1      2.70 to 1       2.22 to 1
   Shareholders' Equity    $  17,035      $  16,463       $  15,928

     During the nine months ended September 30, 1995, accounts receivable declined approximately $1,950,000. The monies received from the collection of accounts receivable were used to reduce short-term borrowings, which declined by approximately $1,600,000.

     In December 1994, the Company's credit facilities were consolidated to provide a line of credit totalling $18,000,000. Of this amount, $14,000,000 is available for direct loans, letters of credit and bankers' acceptances. The total amount of these instruments outstanding as of September 30, 1995 was approximately $5,090,000, including approximately $1,920,000 for direct loans. The total line of credit also includes $4,000,000 earmarked for acquisitions subject to the lending bank's approval. The Company also has a $10,000,000 line for foreign exchange transactions.

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

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES
                     ---------------------------------------
                     ---------------------------------------


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     Capital spending for the nine months ended September 30, 1995 totalled $216,654. Capital expenditures for the rest of 1995 are expected to total approximately $335,000. The funds for all capital expenditures for 1995 have been and will be provided from working capital. Included in the expected total for 1995 are capital expenditures relating to new products, expansion of existing product lines and replacement of old equipment.

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

     The Company, through Florida Pneumatic, imports a significant amount of its purchases of tools from Japan, with payment due in Japanese yen. As a result, the Company is subject to the effects of foreign currency exchange fluctuations. The Company uses a variety of techniques to protect itself against adverse effects of these fluctuations, including product pricing adjustments, alternative supplier sources and the use of forward currency contracts to hedge currency positions. Because of these steps taken by the Company, foreign currency exchange rate fluctuations have not had a significant negative effect on the Company's results of operations or its financial position. Any further weakness of the dollar would again, however, present a problem and there can be no certainty that the Company will continue to be successful in its efforts to counter this problem.

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

           None.

ITEM 5.    OTHER INFORMATION

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)      EXHIBITS

                    None.

           (b)      REPORTS ON FORM 8-K

                    No reports on Form 8-K were filed during the quarter ended September 30, 1995.


                                   SIGNATURES
                                   ----------

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 P & F INDUSTRIES, INC.
                                 (Registrant)


                                 By         LEON D. FELDMAN
                                    --------------------------------
                                            Leon D. Feldman
                                        Executive Vice President
Dated: October 27, 1995              (Principal Financial Officer)