Form 10-K
period 1995-12-31
P&F INDUSTRIES INC
filed 1996-03-27
CIK 75340

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            ---------
                            FORM 10-K
                            ---------

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                 COMMISSION FILE NUMBER 1 - 5332

                     P & F INDUSTRIES, INC.
     (Exact name of Registrant as specified in its charter)

       DELAWARE                                 22-1657413
(State of incorporation)               (I.R.S. Employer Identification Number)

  300 SMITH STREET, FARMINGDALE, NEW YORK                 11735
(Address of principal executive offices)                   (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (516)
694-1800

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

   SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                        NAME OF EACH EXCHANGE
           TITLE OF CLASS                ON WHICH REGISTERED
           --------------               ---------------------
        Class A Common Stock,
          $1.00 par value              The NASDAQ Stock Market

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X     NO
   -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the last sale price on March 19, 1996, was approximately $5,835,000.

     As of March 19, 1996, there were outstanding 2,928,867
shares of the Registrant's Class A Common Stock, par value $1.00 per share.

               DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates by reference information from the Registrant's definitive Proxy Statement for the 1996 Annual
Meeting of Stockholders.

                     P & F INDUSTRIES, INC.

                            FORM 10-K

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995



                        TABLE OF CONTENTS


                                                             PAGE
                             PART I                          ----

Item 1.   Business                                          1 - 3

Item 2.   Properties                                            4

Item 3.   Legal Proceedings                                     4

Item 4.   Submission of Matters to a Vote of Security Holders   4


                             PART II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters                                      4

Item 6.   Selected Financial Data                                    5

Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                 6 - 10

Item 8.   Financial Statements and Supplementary Data          11 - 35

Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosures                    36


                            PART III

Item 10.  Directors and Executive Officers of the Registrant        36

Item 11.  Executive Compensation                                    36

Item 12.  Security Ownership of Certain Beneficial Owners
            and Management                                          36

Item 13.  Certain Relationships and Related Transactions            36


                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                                37 - 38

Signatures                                                          39

                             PART I

ITEM 1.   BUSINESS

     P & F Industries, Inc. (the "Company") conducts its business operations through two wholly-owned subsidiaries. Florida Pneumatic Manufacturing Corporation ("Florida Pneumatic") is engaged in the importation, manufacture and sale of pneumatic hand tools for the industrial, retail and automotive markets and the manufacture and sale of air filters. Florida Pneumatic also markets, through its Berkley Tool Division ("Berkley"), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely used brand of pipe cutting and threading machines. Embassy Industries, Inc. ("Embassy") is engaged in the manufacture and sale of baseboard and radiant hot-water heating products. Embassy also imports, assembles and packages a line of small hardware items through its Franklin Hardware division ("Franklin"). Note 10 of the Notes to Consolidated Financial Statements presents financial information for the segments of the Company's business.

     Florida Pneumatic has two major customers, Sears, Roebuck and W.W. Grainger, which accounted for 31.4%, 38.9% and 37.4% and 10.8%, 10.7% and 12.6% of consolidated net sales for the years ended December 31, 1995, 1994 and 1993, respectively.

FLORIDA PNEUMATIC

     Florida Pneumatic imports or manufactures approximately fifty types of pneumatic hand tools, most of which are sold at prices ranging from $30 to $1,000, under the names "Florida Pneumatic", "Universal Tool", "Raider", "Fuji" and "Stryker", as well as under the trade names or trademarks of several private label customers. These tools are similar in appearance and function to electric hand tools such as sanders, grinders, drills, saws and impact wrenches but are powered by compressed air, rather than directly by electricity. Air tools, as they are also called, are generally less expensive to operate, offer better performance and are lighter in weight than their electrical counterparts.

     Most of Florida Pneumatic's sales are of pneumatic tools imported from Japan, along with sales of some products imported from Taiwan and mainland China. Florida Pneumatic manufactures high speed rotary and reciprocating pneumatic tools at its factory in Jupiter, Florida and also manufactures and imports air filters.

     Products are sold to distributors, retailers and private label customers through in-house sales personnel and manufacturers' representatives. Typical users of pneumatic hand tools include automobile mechanics, auto body repairmen, industrial maintenance and production staffs and home mechanics.

     The primary competitive factors in the pneumatic tool market are price, service and brand-name awareness.

     Two customers accounted for approximately 57% of Florida Pneumatic's sales in 1995. Relationships with these customers remain excellent. The loss of a third major customer in late 1995 had no significant impact on Florida Pneumatic's earnings because of reductions, begun in early 1995, of related overhead and other costs.

     Berkley markets a product line consisting of pipe and bolt dies, pipe taps, pipe and tubing cutter wheels, wrenches and replacement electrical components for a widely used brand of pipe cutting and threading machines. Florida Pneumatic markets Berkley's products through industrial distributors and contractors.

     Florida Pneumatic's products are sold off the shelf and there is, therefore, no material backlog of orders. The business is not seasonal, but it may be subject to significant periodic changes resulting from occasional sales promotions by customers.

     Florida Pneumatic purchases significant amounts of pneumatic tools from two foreign suppliers. Other sources are available. However, the loss of either supplier could cause a temporary disruption in the flow of products, possibly creating an adverse effect on operating results.

EMBASSY

     Embassy's baseboard heating products are sold nationally under the Embassy name and under its Panel-Track, System 6 and Commercial 6-ST trademarks, for use in hot-water heating systems installed in single family homes, multi-unit dwellings and commercial and industrial buildings. Products are sold principally to wholesalers by manufacturers' representatives and in-house sales support personnel. Embassy's products are also sold to other manufacturers for incorporation into their products and for distribution on a private label basis.

     Hot-water heating systems operate by heating water in a boiler and circulating it through the copper tubing in the baseboard along the perimeter of the space to be heated. Attached to the copper tubing are numerous closely-spaced aluminum fins which dissipate the heat. Sections are two to ten feet in length, project several inches from the wall and rise less than a foot from the floor. These sections may be combined for longer installations. Embassy's baseboard contains patented plastic tracks which ease handling and reduce operating noise.

     At the end of 1994, Embassy introduced a hot-water radiant heating system. Radiant heating systems are different from baseboard heating systems in that the heating systems are generally installed in floors and radiate heat provided by hot-water circulating in plastic tubing installed beneath the surface of the floor. These systems include the tubing, manifolds, controls and installation supplies. Embassy will also provide computer programming which aids in the design of the system. Sales of this product accounted for approximately 6.4% of Embassy's total heating equipment sales in 1995.

     Baseboard hot-water and radiant heating systems compete with electric heat and forced hot-air systems. Electric systems are generally more expensive to operate. Forced hot-air systems are noisier, sometimes cause discomfort from fluctuations in temperature as the furnace cycles on and off and do not distribute warm air uniformly within the room. Hot-water systems are generally more expensive to install. Accordingly, baseboard and radiant floor heating are more widely used in custom and higher priced homes and in colder sections of the country. Since Embassy's products are primarily used in new installations, its sales are related to new housing starts.

     Embassy's baseboard heating products are sold off the shelf and there is, therefore, no material backlog of orders. Raw materials are readily available. The business is seasonal, with approximately 60% of Embassy's heating equipment sales coming in the last six months of the year.

     The primary competitive factors in the baseboard and radiant heating market are quality, price, service and brand-name awareness.

     The Franklin division of Embassy imports, assembles and packages approximately 135 types of hardware products, including door knobs, locks, door viewers, hinges, clothesline pulleys, rope tighteners and fire escape ladders. Products generally range in price from under $1.00 to $30.00 and are sold to retailers, wholesalers and private label accounts through manufacturers' representatives and in-house sales support personnel. Nearly all of Franklin's sales are of products imported from the Far East. Two customers accounted for about 31% of Franklin's sales in 1995, with each doing approximately the same volume.

     The primary competitive factors in the hardware business are service, skill in packaging and point-of-sale marketing.

     Franklin's products are sold off the shelf and there is, therefore, no material backlog of orders. Sources of imported products are readily available. Franklin's business is not seasonal.

EMPLOYEES

     The Company employed approximately 176 persons as of December 31, 1995, including 4 at corporate headquarters. The 81 employees of the pneumatic tool operation are not represented by a union. Of the 91 persons employed in the heating equipment and hardware operations, 65 factory workers are covered by a single-employer union contract. The heating equipment union contract expires on November 30, 1998. The Company believes that its relations with its employees are satisfactory.

ITEM 2.   PROPERTIES

     Embassy and Florida Pneumatic each own, subject to a mortgage, the plant facilities which they occupy. Embassy's 75,000 square foot plant facility, located in Farmingdale, New York, is currently being utilized at nearly full capacity. Florida Pneumatic's 72,000 square foot plant facility, located in Jupiter, Florida, provides adequate space for its operations in the foreseeable future. The Company's executive offices are located in Embassy's facility in Farmingdale, New York.

     The Company owns, subject to a mortgage, a 36,000 square foot facility in New Hyde Park, New York. This building is being leased to Triangle Sheet Metal Works, Inc. ("Triangle"), the
Company's former subsidiary.


ITEM 3.   LEGAL PROCEEDINGS

     None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the last quarter of the period covered by this report.


                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS.

     The Company's Class A Common Stock trades on the Nasdaq
Stock Market. The price range of the Company's Class A Common
Stock during the last two fiscal years was as follows:

            1995                          HIGH               LOW
            ----                          ----               ---
       First Quarter                     2 3/8              1 15/16
       Second Quarter                    2 1/2              2 3/16
       Third Quarter                     2 1/2              2 1/4
       Fourth Quarter                    2 3/4              2 3/8

            1994                          HIGH               LOW
            ----                          ----               ---
       First Quarter                     2 1/8              1 3/4
       Second Quarter                    2 1/8              1 3/4
       Third Quarter                     2 1/2              1 27/32
       Fourth Quarter                    2 1/4              1 15/16

     As of March 19, 1996, there were approximately 3,900 holders of record of the Company's Class A Common Stock.

     The Company has not declared any cash dividends on its Class A Common Stock since its incorporation in 1962 and has no plans to declare any cash dividends in the immediate future. The Company has outstanding 263,345 shares of $1 Cumulative Preferred Stock. The dividends on this Preferred Stock must be paid before any dividends may be paid on the Class A Common Stock. All dividends on the Preferred Stock have been paid to date.

ITEM 6.   SELECTED FINANCIAL DATA


                             P & F INDUSTRIES, INC. AND SUBSIDIARIES

                              SELECTED CONSOLIDATED FINANCIAL DATA
                             ---------------------------------------
                             ---------------------------------------

     The following selected consolidated financial data has been derived from the audited consolidated financial statements of P & F Industries, Inc. and subsidiaries. The selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

                                                                YEAR ENDED DECEMBER 31,
                                      ---------------------------------------------------------------------------
                                          1995            1994            1993            1992            1991
                                      -----------     -----------     -----------     -----------     -----------
Net sales                             $42 645 954     $44 842 790     $40 355 311     $34 468 741     $31 802 198
                                      -----------     -----------     -----------     -----------     -----------
                                      -----------     -----------     -----------     -----------     -----------

Income from continuing operations     $ 1 491 975     $ 1 233 356     $   695 866     $   320 927     $   103 337
                                      -----------     -----------     -----------     -----------     -----------
                                      -----------     -----------     -----------     -----------     -----------

Income (loss) from continuing
  operations per share of
  common stock:
    Primary                           $       .38     $       .30     $       .19     $       .04    ($       .08)
                                      -----------     -----------     -----------     -----------     -----------
                                      -----------     -----------     -----------     -----------     -----------
    Fully diluted                     $       .38     $       .30     $       .19     $       .04    ($       .05)
                                      -----------     -----------     -----------     -----------     -----------
                                      -----------     -----------     -----------     -----------     -----------

Total assets                          $35 415 672     $33 013 300     $35 899 164     $35 555 176     $40 805 472
                                      -----------     -----------     -----------     -----------     -----------
                                      -----------     -----------     -----------     -----------     -----------

Long-term obligations                 $ 7 414 181     $ 7 767 625     $ 8 208 245     $ 8 469 386     $ 7 678 248
                                      -----------     -----------     -----------     -----------     -----------
                                      -----------     -----------     -----------     -----------     -----------

Cash dividends declared per
  common share                        $        --     $        --     $        --     $        --     $        --
                                      -----------     -----------     -----------     -----------     -----------
                                      -----------     -----------     -----------     -----------     -----------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

1995 COMPARED TO 1994

     Consolidated revenues decreased 4.5%, from $45,075,182 to $43,047,601, including a decrease of $2,129,585 in revenues from hydraulic equipment. In late 1994, the nature of the transactions regarding the import and sale of hydraulic equipment changed, and the Company no longer takes title to the equipment at any time during the transaction. Prior to this change, the gross amounts of these transactions were recorded as sales, with corresponding cost of sales. After the change, the net amounts of these transactions were recorded as commission income.

     Excluding revenues from hydraulic equipment, revenues were essentially unchanged. Revenues from pneumatic tools and related equipment, excluding hydraulic equipment, decreased 1.7%, from $32,161,693 to $31,604,779, despite increases of approximately 3.5% in average selling prices. The decrease in these revenues was caused primarily by the loss in late 1995 of one large customer, to whom sales were approximately $2,880,000 in 1994 and approximately $1,688,000 in 1995, and by a reduction of approximately $2,303,000 in one-time sales for special promotions by customers. These decreases in revenues were partially offset by a one-time sale of approximately $2,337,000 to a new customer. Revenues from heating equipment increased 5.7%, from $7,126,217 to $7,530,770. This increase resulted from the first full year of sales of radiant heating products, recently developed by the Company, and from approximately 5% higher average selling prices. These increases more than offset a 3.1% decrease of unit sales. Revenues from hardware were strong, increasing by 6.4%, from $3,319,101 to $3,531,783.

     Consolidated gross profit, as a percentage of revenues, excluding revenues from hydraulic equipment, increased from 30.2% to 32.6%. Gross profit from pneumatic tools and related equipment, excluding hydraulic equipment, increased from 30.7% to 31.8%. This was primarily due to a more profitable product mix of sales. The decline in the value of the dollar as compared to the Japanese yen caused a significant increase in the cost of tools imported from Japan. This increase was offset by the selling price increase described above, by purchase price reductions from the suppliers of the imported tools and by lower prices on purchases from alternative suppliers. Gross profit from heating equipment decreased from 35.4% to 34.3%, because of higher material costs and a less profitable product mix. Gross profit from hardware increased from 28.2% to 29.4%, due to increased sales volume and a more favorable product mix.

     Consolidated selling, administrative and general expenses increased less than 1%, from $9,973,728 to $10,056,193, and were virtually unchanged as a percentage of revenues, excluding revenues from hydraulic equipment.

     The effective tax rates for the years ended December 31, 1995 and 1994 were 36.4% and 38.7%, respectively. See Note 7 of the Notes to Consolidated Financial Statements.

1994 COMPARED TO 1993

     Consolidated revenues increased 11.7%, from $40,361,318 to $45,075,182, despite a decrease of $1,884,627 in revenues from hydraulic equipment resulting from the change in the nature of the transactions regarding the import and sale of hydraulic equipment, as described above. Excluding revenues from hydraulic equipment, revenues increased 18.4%. Revenues from pneumatic tools and related equipment, excluding hydraulic equipment, increased 24.5%, from $25,835,466 to $32,161,693. Of this increase, $3,455,000 resulted from sales for one-time promotions by customers. The balance of the increase was due to higher sales in general, aided by sales price increases of approximately 4.7% on pneumatic tools. These price increases were necessitated by the decline in the value of the U.S. dollar as compared to the Japanese yen, which caused the cost of the Company's imported tools to rise. Selling prices of other products averaged approximately 1% higher than the prior year.

     Revenues from heating equipment increased 10.5%, from $6,449,708 to $7,126,217, due primarily to an increase in housing starts. Revenues from hardware decreased 10.8%, from $3,720,933 to $3,319,101. The principal reason for this decrease was the loss of one customer and the Chapter 11 filing by another customer.

     Consolidated gross profit, as a percentage of revenues, excluding revenues from hydraulic equipment, increased from 29.5% to 30.2%. Gross profit from pneumatic tools and related equipment, excluding hydraulic equipment, decreased from 32.0% to 30.7%. This decrease was caused by changes in customer and product mix. The decline in the value of the dollar as compared to the Japanese yen caused a significant increase in the cost of tools imported from Japan. This increase was partially offset by the selling price increase described above and by purchase price reductions from the suppliers of the imported tools. Gross profit from heating equipment decreased from 38.2% to 35.4%, due to higher material costs which could not be recaptured by increased selling prices on a timely basis. Gross profit from hardware increased from 25.8% to 28.2%, due to changes in product mix.

     Consolidated selling, administrative and general expenses increased at a lower rate than did revenues, despite the approximately $150,000 in costs associated with the redemption and reissuance of the Shareholder Rights Plan, resulting in a decrease of 1.9% as a percentage of revenues, excluding revenues from hydraulic equipment.

     The effective tax rates for the years ended December 31, 1994 and 1993 were 38.7% and 38.6%, respectively. See Note 7 of the Notes to Consolidated Financial Statements.

     During 1994, the Company divested itself of Triangle, its sheet metal contracting subsidiary. The divestiture had no effect on earnings in 1994, since the loss on the disposal of this operation had been recognized in 1993. See Note 8 of the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company gauges its liquidity and financial stability by the measurements as shown in the following table:

                                           DECEMBER 31,
                                  ------------------------------
                                  1995         1994         1993
                                  ----         ----         ----
                            (amounts in thousands, except for ratios)

  Working Capital               $15,838      $14,940      $13,928

  Current Ratio                2.54 to 1    2.70 to 1    2.14 to 1

  Shareholders' Equity          $17,692      $16,463      $15,522

     Accounts receivable increased by $841,863 as a result of greater sales volume in the month of December 1995. Inventories increased $1,827,338 because of changes in sales product mix. The relatively long lead times in the purchasing cycle often result in delays in reacting to changes in the product mix of sales. Accounts receivable and inventories are both expected to decrease significantly in 1996.

     The Company's credit facilities provide a line of credit totalling $18,000,000. Of this amount, $14,000,000 is available for direct loans, letters of credit and bankers' acceptances. At December 31, 1995, there was approximately $4,230,000 in loans outstanding against this line of credit. In addition, there was a commitment at December 31, 1995 of approximately $2,120,000 for letters of credit. The total line of credit also includes $4,000,000 earmarked for acquisitions subject to the lending bank's approval. The Company's credit facilities also provide the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding at December 31, 1995 was approximately $2,800,000.

     The Company's credit facilities agreement is subject to annual review by the lending bank. Under this agreement, the Company is required to adhere to certain financial covenants. At December 31, 1995, and for the year then ended, the Company satisfied all of these covenants.

     In June 1994, substantially all of the net assets of Triangle were sold for $3,500,000 in cash to an investment group which included Triangle's senior management. The divestiture of Triangle was in line with the Company's previously stated goal of disengaging itself from the volatility of the construction industry. The proceeds from the sale were used to reduce short-term borrowings. The Company intends to reborrow these funds, when necessary, to fund an acquisition. The Company is currently leasing its facilities in New Hyde Park, New York to its former subsidiary.

     The Company is currently conducting an extensive acquisition search. The funds for an acquisition will be provided by reborrowing the $3,500,000 received from the sale of the assets of Triangle, referred to above, which was temporarily used to reduce short-term debt and from the new $4,000,000 credit facility earmarked for acquisitions referred to above. The total funds available, including cash derived from operations, will be approximately $9,000,000.

     Capital spending in 1995 was approximately $403,000. The total amount was provided from working capital. Capital expenditures for 1996 are expected to total approximately $500,000, some of which may be financed. Included in this amount are expenditures relating to new products as well as expenditures relating to the replacement or upgrading of old equipment.

     On August 23, 1994, the Board of Directors of the Company authorized the redemption, effective September 6, 1994, of all outstanding rights issued under a shareholder rights plan established in 1989 and also declared a dividend distribution of new rights under a new shareholder rights plan. The redemption price of $.01 per right resulted in an aggregate payment of $29,289, which was treated as a dividend for tax purposes. In addition, the Company incurred approximately $150,000 in costs associated with these transactions. These amounts were charged against operations in 1994.

     On February 15, 1995, Florida Pneumatic purchased the assets and business of Tradesman Tool Co., Inc. ("Tradesman") for cash totalling approximately $547,000. Tradesman is a domestic manufacturer of heavy-duty pipe wrenches. The operations of Tradesman have been merged with the operations of Berkley at Florida Pneumatic.

     On March 31, 1995, Florida Pneumatic purchased the assets and business of Intech Industries, Inc. ("Intech") for cash totalling $206,000. Intech is a domestic manufacturer and importer of air filters used on air compressors. The operations of Intech have been merged with the operations of Florida Pneumatic.

     The Company, through Florida Pneumatic, imports a significant amount of its purchases from Japan, with payment due in Japanese yen. As a result, the Company is subject to the effects of foreign currency exchange fluctuations. The Company uses a variety of techniques to protect itself from any adverse effects from these fluctuations, including increasing its selling prices, obtaining price reductions from its overseas suppliers, using alternative supplier sources and entering into foreign currency forward contracts. Because of these steps taken by the Company, foreign currency exchange rate fluctuations have not had a significant negative effect on the Company's results of operations or its financial position. Any future weakness of the dollar would again, however, present a problem and there can be no certainty that the Company will continue to be successful in its efforts to counter this problem.

NEW ACCOUNTING PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is effective for fiscal years beginning after December 31, 1995, with earlier application encouraged. The Company has adopted Statement No. 121 for the year ended December 31, 1995. The adoption of Statement No. 121 did not have a material effect on the consolidated financial statements.

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation," which is effective for transactions entered into after December 31, 1995. Statement No. 123 establishes a fair value method of accounting for stock-based compensation, through either recognition or disclosure. The Company intends to adopt the employee stock-based compensation provisions of Statement No. 123 on January 1, 1996 by disclosing the pro forma net income and earnings per share amounts assuming the fair value method was adopted January 1, 1995. The adoption of Statement No. 123 will not impact the Company's results of operations, financial position or cash flows.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA


                                                                            PAGE
                                                                            ----

  Report of Independent Certified Public Accountants                          12

  Consolidated Balance Sheets - December 31, 1995
    and 1994                                                             13 - 14

  Consolidated Statements of Operations for each of
    the three years ended December 31, 1995, 1994
    and 1993                                                             15 - 16

  Consolidated Statements of Shareholders' Equity for
    each of the three years ended December 31, 1995,
    1994 and 1993                                                             17

  Consolidated Statements of Cash Flows for each of
    the three years ended December 31, 1995,
    1994 and 1993                                                        18 - 19

  Summary of Accounting Policies                                         20 - 22

  Notes to Consolidated Financial Statements                             23 - 35

  Schedule II - Valuation and Qualifying Accounts for
    each of the three years ended December 31, 1995,
    1994 and 1993                                                             38

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Shareholders of
  P & F Industries, Inc.
Farmingdale, New York


We have audited the accompanying consolidated balance sheets of P & F Industries, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. We have also audited the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of P & F Industries, Inc. and subsidiaries at December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.



/s/ BDO SEIDMAN, LLP

BDO Seidman, LLP

New York, New York
March 14, 1996

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     ---------------------------------------
                     ---------------------------------------

                                                        DECEMBER 31,
                                                -------------------------
                  ASSETS                            1995           1994
                                                ------------   ------------
CURRENT:
  Cash                                          $  1 224 603   $  1 071 903
  Accounts receivable, less allowance
    for uncollectibles of $350,684 and
    $354,252 (Note 2)                              9 163 246      8 315 300
  Inventories (Notes 1 and 2)                     14 903 561     12 867 604
  Deferred income taxes (Note 7)                     423 000        764 000
  Prepaid expenses and other assets                  367 988        618 686
  Note receivable from officer                        65 000         85 000
                                                ------------   ------------
         TOTAL CURRENT ASSETS                     26 147 398     23 722 493
                                                ------------   ------------

PROPERTY AND EQUIPMENT (Notes 2 and 3):
  Land                                               993 020        993 020
  Buildings and improvements                       4 505 889      4 490 216
  Machinery and equipment                          5 394 134      4 596 342
                                                ------------   ------------
                                                  10 893 043     10 079 578

  Less accumulated depreciation
    and amortization                               4 760 074      4 164 690
                                                ------------   ------------

         NET PROPERTY AND EQUIPMENT                6 132 969      5 914 888
                                                ------------   ------------

GOODWILL, net of accumulated amortization
  of $828,946 in 1995 and $730,558 in 1994         2 984 821      3 083 209
                                                ------------   ------------

OTHER ASSETS, net of accumulated
  amortization of $518,663 in 1995
  and $402,663 in 1994                               150 484        292 710
                                                ------------   ------------

                                                $ 35 415 672   $ 33 013 300
                                                ------------   ------------
                                                ------------   ------------


               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (CONTINUED)
                     --------------------------------------
                     --------------------------------------

                                                        DECEMBER 31,
                                                ---------------------------
  LIABILITIES AND SHAREHOLDERS' EQUITY              1995           1994
                                                ------------   ------------
CURRENT LIABILITIES:
  Short-term borrowings (Note 2)                $  4 233 753   $  3 514 290
  Accounts payable                                 3 499 174      2 952 483
  Accruals:
    Compensation                                     983 088        870 652
    Other                                          1 239 782      1 100 546
  Current maturities of long-term
    debt (Note 3)                                    353 874        344 514
                                                ------------   ------------
         TOTAL CURRENT LIABILITIES                10 309 671      8 782 485

LONG-TERM DEBT, less current
  maturities (Note 3)                              6 044 981      6 398 425

SUBORDINATED DEBENTURES (Note 4)                   1 369 200      1 369 200
                                                ------------   ------------
         TOTAL LIABILITIES                        17 723 852     16 550 110
                                                ------------   ------------

COMMITMENTS AND CONTINGENCIES
  (Notes 2 and 9)

SHAREHOLDERS' EQUITY (Notes 5 and 6):
  Preferred stock, $10 par, cumulative;
    shares authorized 2,000,000; issued
    and outstanding 263,345                        2 633 450      2 633 450
  Common stock:
    Class A - $1 par; shares authorized
      7,000,000; outstanding 2,928,867             2 928 867      2 928 867
    Class B - $1 par; shares authorized
      2,000,000                                           --             --
  Additional paid-in capital                       7 607 614      7 607 614
  Retained earnings                                4 521 889      3 293 259
                                                ------------   ------------
         TOTAL SHAREHOLDERS' EQUITY               17 691 820     16 463 190
                                                ------------   ------------

                                                $ 35 415 672   $ 33 013 300
                                                ------------   ------------
                                                ------------   ------------

               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     ---------------------------------------
                     ---------------------------------------

                                              YEAR ENDED DECEMBER 31,
                                     ----------------------------------------
                                         1995          1994          1993
                                     ------------  ------------  ------------
REVENUES (Note 10):
  Net sales                          $ 42 645 954  $ 44 842 790  $ 40 355 311
  Other                                   401 647       232 392         6 007
                                     ------------  ------------  ------------
                                       43 047 601    45 075 182    40 361 318
                                     ------------  ------------  ------------

COSTS AND EXPENSES:
  Cost of sales                        29 015 050    31 446 604    28 473 018
  Selling, administrative
    and general                        10 056 193     9 973 728     9 116 292
  Interest - net                        1 021 400     1 060 305     1 081 341
  Depreciation                            608 983       583 189       556 801
                                     ------------  ------------  ------------
                                       40 701 626    43 063 826    39 227 452
                                     ------------  ------------  ------------

INCOME FROM CONTINUING OPERATIONS
  BEFORE TAXES ON INCOME                2 345 975     2 011 356     1 133 866

  TAXES ON INCOME (Note 7)                854 000       778 000       438 000
                                     ------------  ------------  ------------

INCOME FROM CONTINUING OPERATIONS       1 491 975     1 233 356       695 866
                                     ------------  ------------  ------------

DISCONTINUED OPERATIONS:
  Income (loss) from operations
    of discontinued operation,
    (less applicable income taxes
    recovery of $196,000 (Note 8)              --            --      (428 227)
  Loss on disposal of discontinued
    operation, including provision
    of $810,000 for operating losses
    during phase-out period (less
    applicable income tax recovery
    of $1,298,000) (Note 8)                    --            --    (1 998 000)
                                     ------------  ------------  ------------
                                               --            --    (2 426 227)
                                     ------------  ------------  ------------

NET INCOME (LOSS)                    $  1 491 975  $  1 233 356 ($  1 730 361)
                                     ------------  ------------  ------------
                                     ------------  ------------  ------------


               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (CONTINUED)
                     ---------------------------------------
                     ---------------------------------------

                                              YEAR ENDED DECEMBER 31,
                                     ----------------------------------------
                                         1995          1994          1993
                                     ------------  ------------  ------------

NET INCOME (LOSS)                    $  1 491 975  $  1 233 356 ($  1 730 361)


PREFERRED DIVIDENDS                  $    263 345  $    263 345  $    263 345
                                     ------------  ------------  ------------

NET INCOME (LOSS) AVAILABLE
  TO COMMON SHAREHOLDERS             $  1 228 630  $    970 011 ($  1 993 706)
                                     ------------  ------------  ------------
                                     ------------  ------------  ------------


WEIGHTED AVERAGE COMMON SHARES
  AND COMMON SHARE EQUIVALENTS:

    PRIMARY                             3 312 635     3 253 149     2 298 963
                                     ------------  ------------  ------------
                                     ------------  ------------  ------------
    FULLY DILUTED                       3 312 280     3 253 965     2 298 963
                                     ------------  ------------  ------------
                                     ------------  ------------  ------------


EARNINGS (LOSS) PER SHARE OF
  COMMON STOCK:

    PRIMARY AND FULLY DILUTED:
      CONTINUING OPERATIONS                $  .38        $  .30        $  .19

      DISCONTINUED OPERATIONS                  --            --         (1.06)
                                     ------------  ------------  ------------

      NET INCOME (LOSS)                    $  .38        $  .30       ($  .87)
                                     ------------  ------------  ------------
                                     ------------  ------------  ------------


               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                 -----------------------------------------------
                 -----------------------------------------------

                                           PREFERRED STOCK,         CLASS A COMMON
                                         $10 PAR - CUMULATIVE       STOCK - $1 PAR        ADDITIONAL
                                         ---------------------  ----------------------     PAID-IN       RETAINED
                                          SHARES     AMOUNT       SHARES      AMOUNT       CAPITAL       EARNINGS
                                         -------  -----------   ---------  -----------   -----------   -----------
BALANCE, January 1, 1993                 263 345  $ 2 633 450   2 268 908  $ 2 268 908   $ 7 112 614   $ 4 346 243

  Net loss for the year ended
    December 31, 1993                         --           --          --           --            --    (1 730 361)

  Common stock issued on
    exercise of options                       --           --     660 000      660 000       495 000            --

  Dividends on preferred stock                --           --          --           --            --      (263 345)

  Retirement of shares:
    Common                                    --           --         (41)         (41)           --            --
                                         -------  -----------   ---------  -----------   -----------   -----------
BALANCE, December 31, 1993               263 345    2 633 450   2 928 867    2 928 867     7 607 614     2 352 537

  Net income for the year ended
    December 31, 1994                         --           --          --           --            --     1 233 356

  Redemption of shareholders' rights          --           --          --           --            --       (29 289)

  Dividends on preferred stock                --           --          --           --            --      (263 345)
                                         -------  -----------   ---------  -----------   -----------   -----------
BALANCE, December 31, 1994               263 345  $ 2 633 450   2 928 867  $ 2 928 867   $ 7 607 614   $ 3 293 259

  Net income for the year ended
    December 31, 1995                         --           --          --           --            --     1 491 975

  Dividends on preferred stock                --           --          --           --            --      (263 345)
                                         -------  -----------   ---------  -----------   -----------   -----------
BALANCE, December 31, 1995               263 345  $ 2 633 450   2 928 867  $ 2 928 867   $ 7 607 614   $ 4 521 889
                                         -------  -----------   ---------  -----------   -----------   -----------
                                         -------  -----------   ---------  -----------   -----------   -----------

    See accompanying summary of accounting policies and notes to consolidated financial statements.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     ---------------------------------------
                     ---------------------------------------

                                                  YEAR ENDED DECEMBER 31,
                                         ---------------------------------------
                                             1995          1994          1993
                                         -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                      $ 1 491 975   $ 1 233 356  ($ 1 730 361)
                                         -----------   -----------   -----------
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization          889 305       822 476       940 350
      Loss on discontinued operation              --            --     2 426 227
      Provision for losses on
        accounts receivable                   77 307        99 996       178 895
      Deferred income taxes                  341 000       722 000       168 000
      Gain on disposal of
        fixed assets                         (12 100)       (2 000)       (1 825)
  Decrease (increase):
    Accounts receivable                     (841 863)   (1 411 817)   (1 225 850)
    Inventories                           (1 827 338)     (562 080)   (1 304 788)
    Prepayments and other items              254 654      (293 849)      (85 002)
    Net assets of discontinued
      operation                                   --      (577 746)   (1 029 125)
    Other assets                              12 425       (99 030)       20 354
  Increase (decrease):
    Accounts payable                         546 691    (4 639 267)    3 835 099
    Accruals                                 251 672       355 870       146 578
                                         -----------   -----------   -----------
        Total adjustments                   (308 247)   (5 585 447)    4 068 913
                                         -----------   -----------   -----------
          Net cash provided by
           (used in) operating
           activities                      1 183 728    (4 352 091)    2 338 552
                                         -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment             12 300         3 000         4 500
  Capital expenditures                      (402 403)     (212 254)     (794 271)
  Purchase of assets of Tradesman
    Tool Co., Inc. and Intech
    Industries, Inc.                        (752 959)           --            --
  Proceeds from sale of discontinued
    operation                                     --     3 500 000            --
  Investing activities of
    discontinued operation                        --            --        (4 544)
                                         -----------   -----------   -----------
          Net cash provided by
           (used in) investing
           activities                     (1 143 062)    3 290 746      (794 315)
                                         -----------   -----------   -----------


               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                    -----------------------------------------
                    -----------------------------------------

                                                  YEAR ENDED DECEMBER 31,
                                         ---------------------------------------
                                             1995          1994          1993
                                         -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings     16 310 783    19 292 591    12 063 946
  Repayments of short-term borrowings    (15 591 320)  (18 110 764)  (14 652 594)
  Proceeds from mortgage                          --     2 343 400            --
  Proceeds from term loan                         --            --       378 081
  Principal payments on long-term debt      (344 084)   (3 068 416)     (568 059)
  Proceeds from exercise of
    stock options                                 --            --     1 155 000
  Purchase and retirement of
    treasury stock                                --            --           (41)
  Dividends paid on preferred stock         (263 345)     (263 345)     (263 345)
  Redemption of shareholders' rights              --       (29 289)           --
  Financing activities of
    discontinued operation                        --            --      (131 827)
                                         -----------   -----------   -----------
          Net cash provided by
           (used in) financing
           activities                        112 034       164 177    (2 018 839)
                                         -----------   -----------   -----------


NET INCREASE (DECREASE) IN CASH              152 700      (897 168)     (474 602)

CASH AT BEGINNING OF YEAR                  1 071 903     1 969 071     2 443 673
                                         -----------   -----------   -----------

CASH AT END OF YEAR, including
  $881,537 in 1993 included in
  net assets of discontinued
  operation                              $ 1 224 603   $ 1 071 903   $ 1 969 071
                                         -----------   -----------   -----------
                                         -----------   -----------   -----------


               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES
                     ---------------------------------------
                     ---------------------------------------

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements contained herein include the accounts of P & F Industries, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

     The Company conducts its business operations through two wholly-owned subsidiaries. Florida Pneumatic Manufacturing Corporation ("Florida Pneumatic") is engaged in the importation, manufacture and sale of pneumatic hand tools for the industrial, retail and automotive markets and air filters. Florida Pneumatic also markets, through its Berkley Tool Division ("Berkley"), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely used brand of pipe cutting and threading machines. Embassy Industries, Inc. ("Embassy") is engaged in the manufacture and sale of baseboard and radiant hot-water heating products. Embassy also imports, assembles and packages a line of small hardware items through its Franklin Hardware division ("Franklin").

BASIS OF FINANCIAL STATEMENT PRESENTATION

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS

     The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and short-term debt, approximated fair value as of December 31, 1995 and 1994, because of the relatively short-term maturity of these instruments. The carrying value of long-term debt, including the current portion, approximated fair value as of December 31, 1995 and 1994, based upon quoted market prices for the same or similar debt issues.

     As of December 31, 1995, the Company had foreign currency forward contracts, maturing in 1996, to purchase approximately $2,800,000 in Japanese yen at contracted forward rates.

     The Company enters into foreign currency forward contracts as a hedge against foreign accounts payable. Gains and losses on such contracts are deferred and included in the measurement of the related foreign currency transaction. The Company does not hold or issue financial instruments for trading purposes.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES
                                   (CONTINUED)
                     ---------------------------------------
                     ---------------------------------------

INVENTORIES

     Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

PROPERTY AND EQUIPMENT AND DEPRECIATION

     Property and equipment are stated at cost.

     Depreciation is computed by the straight-line method for financial reporting and by the straight-line and accelerated methods for income tax purposes. The estimated useful lives for financial reporting purposes are as follows:

           Buildings and improvements       10 - 30 years
           Machinery and equipment           3 - 12 years

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is effective for fiscal years beginning after December 31, 1995, with earlier application encouraged. The Company has adopted Statement No. 121 for the year ended December 31, 1995. The adoption of Statement No. 121 did not have a material effect on the consolidated financial statements.

GOODWILL

     The excess of the purchase price over fair value of net assets of acquired businesses arises from business combinations accounted for as purchases and is amortized on a straight-line basis over 40 years.

     The Company's operational policy for the assessment and measurement of any impairment in the value of excess of cost over net assets acquired which is other than temporary is to evaluate the recoverability and remaining life of its goodwill and determine whether the goodwill should be completely or partially written-off or the amortization period accelerated. The Company will recognize an impairment of goodwill if undiscounted estimated future operating cash flows of the acquired businesses are determined to be less than the carrying amount of goodwill. If the Company determines that goodwill has been impaired, the measurement of the impairment will be equal to the excess of the carrying amount of the goodwill over the amount of the undiscounted estimated operating cash flows. If an impairment of goodwill were to occur, the Company would reflect the impairment through a reduction in the carrying value of goodwill.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                         SUMMARY OF ACCOUNTING POLICIES
                                   (CONTINUED)
                     ---------------------------------------
                     ---------------------------------------

TAXES ON INCOME

     P & F Industries, Inc. and its subsidiaries file a consolidated Federal tax return and separate state and local tax returns.

     The Company follows the liability method of accounting for income taxes, as prescribed by Statement No. 109 of the Financial Accounting Standards Board.

EARNINGS PER SHARE

     Primary and fully diluted earnings per share are computed using the treasury stock method, modified for stock options and warrants outstanding in excess of 20% of the total outstanding shares of common stock. Under this method, the aggregate number of shares outstanding reflects the assumed use of proceeds from the hypothetical exercise of the outstanding options and warrants, unless the effect on earnings is antidilutive. The assumed proceeds are used to repurchase shares of common stock, to a maximum of 20% of the shares outstanding. The balance of the proceeds, if any, are used to reduce outstanding debt.

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

     Net income or loss is adjusted for preferred dividends in computing the net income or loss attributable to the common stock.

NEW ACCOUNTING PRONOUNCEMENT

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation," which is effective for transactions entered into after December 31, 1995. Statement No. 123 establishes a fair value method of accounting for stock-based compensation, through either recognition or disclosure. The Company intends to adopt the employee stock-based compensation provisions of Statement No. 123 on January 1, 1996 by disclosing the pro forma net income and earnings per share amounts assuming the fair value method was adopted January 1, 1995. The adoption of Statement No. 123 will not impact the Company's results of operations, financial position or cash flows.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                   ------------------------------------------

NOTE 1 - INVENTORIES

     Inventories consist of:
                                                        DECEMBER 31,
                                                ---------------------------
                                                    1995           1994
                                                ------------   ------------
         Raw materials                          $  3 476 355   $  2 699 402
         Work-in-process                             423 114         26 163
         Finished goods                           11 004 092     10 142 039
                                                ------------   ------------
                                                $ 14 903 561   $ 12 867 604
                                                ------------   ------------
                                                ------------   ------------

NOTE 2 - SHORT-TERM BORROWINGS

     The Company's credit facilities provide a line of credit totalling $18,000,000. Of this amount, $14,000,000 is available for direct loans, letters of credit and bankers' acceptances. At December 31, 1995, there was approximately $4,230,000 in loans outstanding against this line of credit. In addition, there was a commitment at December 31, 1995 of approximately $2,120,000 for letters of credit. The total line of credit also includes $4,000,000 earmarked for acquisitions subject to the lending bank's approval. The Company's credit facilities also provide the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding at December 31, 1995 was approximately $2,800,000.

     Borrowings under the Company's line of credit bear interest at approximately the prime rate and are secured by the accounts receivable, inventory and equipment of the Company. These borrowings are also cross-guaranteed by the parent company and each of the subsidiaries.

     The Company's credit facilities agreement is subject to annual review by the lending bank. Under this agreement, the Company is required to adhere to certain financial covenants. At December 31, 1995, and for the year then ended, the Company satisfied all of these covenants.

     The maximum short-term borrowings outstanding at month-end during the years ended December 31, 1995, 1994 and 1993 were approximately $4,230,000, $5,900,000 and $5,800,000, respectively.

     The weighted average monthly balances for the years ended December 31, 1995, 1994 and 1993 were approximately $2,570,000, $4,590,000 and $4,620,000, respectively. The weighted average interest rates of 8.8%, 8.0% and 7.2% for the years ended December 31, 1995, 1994 and 1993, respectively, were calculated by dividing the weighted average monthly interest expense by the weighted average monthly balance. The interest rate on the short-term borrowings at December 31, 1995 was approximately 8.5% (prime rate) per annum.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ------------------------------------------
                   ------------------------------------------

NOTE 3 - LONG-TERM DEBT

     Long-term debt consists of:
                                                           DECEMBER 31,
                                                    -------------------------
                                                        1995          1994
                                                    -----------   -----------
Mortgage loan - $9,095 payable monthly
  (plus interest at 1/2% above prime)
  through February 1999, when a final payment
  of approximately $1,798,000 is due. (a)(c)        $ 2 152 405   $ 2 261 544

Mortgage loan - $11,667 payable monthly
  (plus interest at 1% above prime)
  through October 2011. (a)(c)(d)                     2 216 650     2 356 654

Mortgage loan - $18,143 payable monthly
  (including interest at 10.65% per annum)
  through November 1997, when a final payment
  of approximately $1,740,000 is due. (a)             1 796 913     1 821 803

Term loan - $7,621 payable monthly
  (including interest at 7.75% per annum)
  through October 1998. (b)                             232 887       302 938
                                                    -----------   -----------
                                                      6 398 855     6 742 939
Less current maturities                                 353 874       344 514
                                                    -----------   -----------
                                                    $ 6 044 981   $ 6 398 425
                                                    -----------   -----------
                                                    -----------   -----------

-----------
     (a) These mortgages payable relate to the land and buildings of the Company's subsidiaries. Property with a net book value of approximately $3,936,000 is pledged as collateral.
     (b) Machinery and equipment with a net book value of approximately $233,000 is pledged as collateral.
     (c)  The prime interest rate at December 31, 1995 was 8.5%.
     (d) The maturity of this mortgage may be accelerated, at the lender's discretion, on October 2, 1996 or at any time thereafter.

     The aggregate amounts of the long-term debt scheduled to mature in each of the years ended December 31, are as follows: 1996 - $353,874; 1997 - $2,100,643; 1998 - $322,715; 1999 -$1,964,989; 2000 - $140,004; 2001 and
thereafter - $1,516,630.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ------------------------------------------
                   ------------------------------------------

NOTE 4 - SUBORDINATED DEBENTURES

     The Company's 13.75% Subordinated Debentures are unsecured general obligations of the Company and are subordinate to all existing and future senior indebtedness of the Company. Interest on the Debentures is payable in arrears semi-annually. The Company has the option to redeem the Debentures, at the principal amount, at any time prior to the fixed due date of January 1, 2017.

NOTE 5 - CAPITAL STOCK TRANSACTIONS

     The preferred stock outstanding has preference in liquidation of $10 per share with dividends of 10% per annum payable quarterly. The Company has the option to redeem the preferred stock at approximately $10 per share.

     On September 8, 1994, the Company redeemed, for $.01 per Right, the Rights issued in connection with an existing Stockholder Rights Plan and pursuant to a Rights Agreement, which had been adopted on June 8, 1989 and amended on January 17, 1991. The total amount paid was $29,289.

     In connection with a new Stockholder Rights Plan, the Company entered into a new Rights Agreement on August 23, 1994 and distributed as a dividend to each holder of Class A Common Stock a preferred stock purchase right. These rights entitle the stockholders, in certain circumstances, to purchase one one-thousandth of a share of the Company's Series A Junior Participating Preferred Stock for $10. The Stockholder Rights Plan is intended to protect, among other things, the interests of the Company's stockholders in the event the Company is confronted with coercive or unfair takeover tactics. The Company incurred approximately $150,000 in costs associated with these transactions. These amounts were charged to expense in 1994.

     On December 16, 1993, Richard Horowitz, President of the Company, exercised options to purchase 660,000 shares of the Company's Class A Common stock for $1,155,000. See Note 6 of the Notes to Consolidated Financial Statements.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ------------------------------------------
                   ------------------------------------------

NOTE 6 - STOCK OPTIONS AND WARRANTS

     Changes in qualified and non-qualified options and warrants outstanding are summarized as follows:


                                       WARRANTS                OPTIONS
                               ---------------------   -----------------------
                                           EXERCISE               OPTION PRICE
                                 SHARES      PRICE       SHARES    PER SHARE
                               ---------  -----------  ---------  ------------
                                               $                        $
Outstanding December 31, 1993     70 000     1.50      1 163 200    1.44-2.06
Granted                               --       --        308 500    1.94-1.99
Cancelled                             --       --       (450 000)     2.06
Exercised                             --       --             --        --
Expired                               --       --        (80 000)   1.50-1.88
                               ---------               ---------
Outstanding December 31, 1994     70 000     1.50        941 700    1.44-2.06

Granted                               --       --         50 000      2.61
Cancelled                             --       --       (192 000)     1.65
Exercised                             --       --             --        --
Expired                               --       --        (51 000)   1.50-2.06
                               ---------               ---------
Outstanding December 31, 1995     70 000     1.50        748 700    1.44-2.06
                               ---------               ---------
                               ---------               ---------

     Of the 748,700 options outstanding at December 31, 1995, 35,000 are exercisable through 1998; 640,200 are exercisable through 2000; 15,000 are exercisable through 2003 and 58,500 are exercisable through 2004.

     Options to purchase 1,428,700 shares had been issued under this plan. In 1992, the Company adopted a new incentive stock option plan (as amended) which authorizes the issuance of options to purchase a maximum of 1,100,000 shares of Class A common stock. These options must be issued within ten years of the effective date of the plan and are exercisable for a ten year period from the date of grant at prices not less than 100% of the market value of the common stock on the date the option is granted. Options granted to any 10% shareholder are exercisable for a five year period from the date of the grant at prices not less than 110% of the market value of the common stock on the date the option is granted. At December 31, 1995, there were 883,500 options available for issuance under the plan. Of the 748,700 options outstanding at December 31, 1995, 216,500 options were issued under the current plan and 532,200 options were issued under the previous plan.

     On October 11, 1995, the Company recorded a charge against operations of $163,200, the amount paid for the cancellation of options to purchase 192,000 shares of common stock. These options had been granted to Sidney Horowitz, the former Chairman of the Board of the Company.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ------------------------------------------
                   ------------------------------------------

NOTE 7 - TAXES ON INCOME

     Provisions for (benefits from) taxes on income from continuing operations in the consolidated statements of operations consist of the following:

                                                YEAR ENDED DECEMBER 31,
                                          ----------------------------------
                                             1995        1994        1993
                                          ----------  ----------  ----------
       Current:
         Federal                          $  437 000  $       --  $  224 000
         State and local                      76 000      56 000      46 000
                                          ----------  ----------  ----------
           Total current                     513 000      56 000     270 000
                                          ----------  ----------  ----------
       Deferred:
         Federal                             337 000     721 000     184 000
         State and local                       4 000       1 000     (16 000)
                                          ----------  ----------  ----------
           Total deferred                    341 000     722 000     168 000
                                          ----------  ----------  ----------

       Total taxes on income from
         continuing operations            $  854 000  $  778 000  $  438 000
                                          ----------  ----------  ----------
                                          ----------  ----------  ----------

     Deferred tax assets consist of the following:

                                                          DECEMBER 31,
                                                    ------------------------
                                                       1995          1994
                                                    ----------    ----------
       Gross deferred tax assets:
         Bad debt reserves                          $  134 000    $  137 000
         Warranty reserves                              20 000        21 000
         Net operating loss carryforward               269 000       606 000
                                                    ----------    ----------
       Total                                        $  423 000    $  764 000
                                                    ----------    ----------
                                                    ----------    ----------

     No valuation allowance has been established against the deferred tax assets because management believes that all of the deferred tax assets will be realized. The realization of the deferred tax assets resulting from the utilization of net operating loss carryforwards is dependent upon generating sufficient taxable income prior to the expiration of these loss carryforwards. The amount of the deferred tax assets considered realizable could be reduced in the future if estimates of future taxable income during the carryforward period are reduced.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ------------------------------------------
                   ------------------------------------------

NOTE 7 - TAXES ON INCOME (continued)

     A reconciliation of the Federal statutory rate to the total effective tax rate applicable to income from continuing operations before taxes on income is as follows:

                                         YEAR ENDED DECEMBER 31,
                            -------------------------------------------------
                                  1995             1994             1993
                            --------------   --------------   ---------------
                               $       %        $       %        $        %
                            -------  -----   -------  -----   -------   -----
  Federal income taxes
    computed at statutory
    rates                   798 000   34.0   684 000   34.0   385 000    34.0

  Increase (decrease)
    in taxes resulting
    from:
      State and local
        taxes, net of
        Federal tax
        benefit              51 000    2.2    36 000    1.8    20 000     1.7

      Other                   5 000     .2    58 000    2.9    33 000     2.9
                            -------  -----   -------  -----   -------   -----
  Taxes on income from
    continuing operations   854 000   36.4   778 000   38.7   438 000    38.6
                            -------  -----   -------  -----   -------   -----
                            -------  -----   -------  -----   -------   -----

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ------------------------------------------
                   ------------------------------------------

NOTE 8 - ACQUISITIONS AND DISCONTINUED OPERATIONS

(a) Acquisitions



     During the first quarter of 1995, Florida Pneumatic purchased the assets of Tradesman Tool Co., Inc. ("Tradesman") and Intech Industries, Inc. ("Intech") for cash totalling approximately $753,000. Neither of these acquisitions was material to the consolidated financial statements.

     The operations of both Tradesman and Intech were merged into the operations of Florida Pneumatic.


(b) Discontinued operations

     On June 22, 1994, the Company sold substantially all of the assets and liabilities of Triangle Sheet Metal Works, Inc., its sheet metal contracting subsidiary, for $3,500,000 in cash. As part of the sale agreement, the Company is leasing the building to its former subsidiary, for an annual base rental of approximately $220,000, through October 1997.

     The Company had estimated the anticipated loss on the sale of Triangle in 1993 and had recognized the loss in the results of operations for the year ended December 31, 1993. The actual loss realized on the sale of Triangle in June 1994 had no effect on the results of operations for the year ended December 31, 1994 and was not materially different from the previously estimated loss.

     Results of operations applicable to discontinued operations through June 22, 1994 were as follows:

                                          YEAR ENDED DECEMBER 31,
                               ------------------------------------------
                                    1995           1994           1993
                               ------------   ------------   ------------

         Revenues              $         --   $  3 299 036   $ 10 987 943
                               ------------   ------------   ------------
                               ------------   ------------   ------------
         Income (loss)
           from operations     $         --  ($    539 068) ($    428 227)
                               ------------   ------------   ------------
                               ------------   ------------   ------------

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ------------------------------------------

                   ------------------------------------------

NOTE 9 - COMMITMENTS AND CONTINGENCIES

     (a) The Company and its subsidiaries lease equipment under operating leases through 1996 for approximate minimum annual rentals as follows: 1996 - $58,000 and 1997 - $23,000.

     Rental expenses for the years ended December 31, 1995, 1994 and 1993 were approximately $88,000, $77,000 and $81,000, respectively.

     (b) The Company and its subsidiaries have adopted a defined contribution pension plan, which covers substantially all non-union employees. Contributions to this plan were determined as a percentage of compensation. The amounts recognized as pension expense for this plan were approximately $229,000, $213,000 and $232,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

     One of the Company's subsidiaries also participates in a multi-employer pension plan. This plan provides defined benefits to all union workers. Contributions to this plan are determined by union contracts and the Company does not administer or control the funds in any way. The amounts recognized as pension expense for this plan were approximately $28,000, $26,000 and $30,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

     (c) The Company has employment agreements with two officers. These agreements currently provide for minimum annual aggregate salaries of $570,000 through September 1998 and $321,000 through September 2000. These two agreements stipulate that if a change in control of the Company occurs and, as a result, the officers are terminated or are unable to exercise their functions and duties and therefore resign, they shall have the option to receive either full compensation for the remaining term of the agreement or a severance allowance equal to three times average annual compensation for the five previous years.

     (d) The Company has a consulting agreement with its former Chairman of the Board. This agreement currently provides for annual consulting fees of $200,000.

     (e) At December 31, 1995, one of the Company's subsidiaries had outstanding letters of credit totalling approximately $325,000 and foreign currency forward contracts, maturing in 1996, to purchase approximately $2,800,000 in Japanese yen at contracted forward rates.

     (f) Florida Pneumatic purchases significant amounts of pneumatic tools from two foreign suppliers. Other sources are available. However, the loss of either supplier could cause a temporary disruption in the flow of products, possibly creating an adverse effect on operating results.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ------------------------------------------
                   ------------------------------------------

NOTE 10 - SEGMENTS OF BUSINESS

     The following presents financial information by segment for the years ended December 31, 1995, 1994 and 1993. Operating income excludes general corporate expenses, interest expense and income taxes. Identifiable assets are those assets directly owned or utilized by the particular business segment.


                                           BASEBOARD
    (000 OMITTED)                           HEATING   PNEUMATIC
                                   CON-      MANU-    TOOL MANU-
       1995                     SOLIDATED  FACTURING  FACTURING    OTHER
       ----                     ---------  ---------  ----------  -------
  Net sales                      $ 42 646    $ 7 523    $ 31 591  $ 3 532
                                ---------  ---------  ----------  -------
                                ---------  ---------  ----------  -------

  Operating income               $  5 623    $   334    $  4 953  $   336
                                             -------    --------  -------
                                             -------    --------  -------
  General corporate
    expense                        (2 256)
  Interest expense                 (1 021)
                                 --------
  Income before taxes
    on income                    $  2 346
                                 --------
                                 --------


  Identifiable assets at
    December 31, 1995            $ 34 496    $ 5 486    $ 27 136  $ 1 874
                                             -------    --------  -------
                                             -------    --------  -------
  Corporate assets                    920
                                 --------
  Total assets at
    December 31, 1995            $ 35 416
                                 --------
                                 --------

  Depreciation
    (including $13 corporate)    $    609    $   212    $    364  $    20
                                 --------    -------    --------  -------
                                 --------    -------    --------  -------


  Capital expenditures
    (including $5 corporate)     $    402    $   189    $    208  $    --
                                 --------    -------    --------  -------
                                 --------    -------    --------  -------

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                    ------------------------------------------
                    ------------------------------------------

NOTE 10 - SEGMENTS OF BUSINESS (continued)

                                           BASEBOARD
    (000 OMITTED)                           HEATING   PNEUMATIC
                                   CON-      MANU-    TOOL MANU-
       1994                     SOLIDATED  FACTURING  FACTURING   OTHER
       ----                     ---------  ---------  ---------- -------
  Net sales                      $ 44 843    $ 7 126    $ 34 398 $ 3 319
                                ---------  ---------  ---------- -------
                                ---------  ---------  ---------- -------
  Operating income               $  5 262    $   431    $  4 559 $   272
                                           ---------  ---------- -------
                                           ---------  ---------- -------
  General corporate expense        (2 191)
  Interest expense                 (1 060)
                                ---------
  Income before taxes
    on income                    $  2 011
                                ---------
  Identifiable assets at
    December 31, 1994            $ 31 707    $ 4 789    $ 25 087 $ 1 831
  Corporate assets                  1 306  ---------  ---------- -------
                                ---------  ---------  ---------- -------
  Total assets at
    December 31, 1994            $ 33 013
                                ---------
                                ---------
  Depreciation
    (including $12 corporate)    $    583    $   220    $    331 $    20
                                ---------  ---------  ---------- -------
                                ---------  ---------  ---------- -------
  Capital expenditures
    (including $8 corporate)     $    212    $    81    $    123 $    --
                                ---------  ---------  ---------- -------
                                ---------  ---------  ---------- -------

                      P & F INDUSTRIES, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (CONTINUED)
                    -------------------------------------------
                    -------------------------------------------

NOTE 10 - SEGMENTS OF BUSINESS (continued)

                                           BASEBOARD
    (000 OMITTED)                           HEATING   PNEUMATIC
                                   CON-      MANU-    TOOL MANU-
       1993                     SOLIDATED  FACTURING  FACTURING   OTHER
       ----                     ---------  ---------  ---------- -------
  Net sales                      $ 40 355    $ 6 450    $ 30 184 $ 3 721
                                ---------  ---------  ---------- -------
                                ---------  ---------  ---------- -------
  Operating income               $  4 069    $   372    $  3 334 $   363
                                           ---------  ---------- -------
                                           ---------  ---------- -------

  General corporate expense        (1 854)
  Interest expense                 (1 081)
                                 --------
  Income before taxes
    on income                    $  1 134
                                 --------
                                 --------


  Identifiable assets at
    December 31, 1993            $ 30 266    $ 4 646    $ 23 803 $ 1 817
  Corporate assets                  1 530    -------    -------- -------
  Net assets of discontinued                 -------    -------- -------
    operation                       4 103
                                 --------
  Total assets at
    December 31, 1993            $ 35 899
                                 --------
                                 --------
  Depreciation
    (including $12 corporate)    $    557    $   222    $    303 $    20
                                ---------  ---------  ---------- -------
                                ---------  ---------  ---------- -------
  Capital expenditures
    (including $6 corporate)     $    794    $   276    $    512 $    --
                                ---------  ---------  ---------- -------
                                ---------  ---------  ---------- -------


     The baseboard heating manufacturing segment, which sells to plumbing supply houses primarily in the Northeast region of the United States, is directly affected by the housing industry. The pneumatic tool manufacturing segment sells primarily throughout the United States.

     The pneumatic tool manufacturing segment has two major customers that accounted for 42.2%, 49.6% and 50.0% of consolidated net sales for the years ended December 31, 1995, 1994 and 1993, respectively. Three customers accounted for 68.1% of consolidated accounts receivable as of December 31, 1995 and two customers accounted for 68.5% of consolidated accounts receivable as of December 31, 1994.

                      P & F INDUSTRIES, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                    ------------------------------------------
                    ------------------------------------------

NOTE 11 - UNAUDITED INTERIM CONSOLIDATED FINANCIAL INFORMATION

     Unaudited interim consolidated financial information for the two years ended December 31, 1995 and 1994 is summarized as follows:

                                             QUARTER  ENDED
                           --------------------------------------------------
                           MARCH 31,    JUNE 30,   SEPTEMBER 30, DECEMBER 31,
                           ---------   ----------  ------------- ------------
    1995                       $            $              $            $
    ----
  Net sales                9 604 535   10 696 735      9 854 150   12 490 534
                           ---------   ----------      ---------   ----------
                           ---------   ----------      ---------   ----------
  Gross profit             3 218 113    3 268 804      3 219 425    3 924 562
                           ---------    ---------      ---------    ---------
                           ---------   ----------      ---------   ----------
  Income available to
    common shareholders      206 651      232 709        132 358      656 912
                           ---------   ----------      ---------   ----------
                           ---------   ----------      ---------   ----------
  Earnings per share
    of common stock (a):

      Primary and
        fully diluted            .06          .07            .04          .21
                                 ---          ---            ---          ---
                                 ---          ---            ---          ---


    1994
    ----
  Net sales                9 627 903    9 904 510     10 993 240   14 317 137
                           ---------    ---------     ----------   ----------
                           ---------    ---------     ----------   ----------
  Gross profit             2 957 550    3 322 951      3 191 537    3 924 148
                           ---------    ---------      ---------    ---------
                           ---------    ---------     ----------   ----------
  Income available to
    common shareholders      114 037      191 938        128 511      535 525
                           ---------    ---------     ----------   ----------
                           ---------    ---------     ----------   ----------
  Earnings per share
    of common stock (a):

      Primary and
        fully diluted            .04          .06            .04          .16
                                 ---          ---            ---          ---
                                 ---          ---            ---          ---


     (a) After giving effect to dividends paid on preferred stock, as described in the Summary of Accounting Policies.

                         P & F INDUSTRIES, INC. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (CONTINUED)
                       ------------------------------------------
                       ------------------------------------------

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid during the year for:

                                            YEAR ENDED DECEMBER 31,
                                    -------------------------------------
                                        1995         1994         1993
                                    -----------  -----------  -----------
        Interest                    $ 1 159 936  $ 1 249 465  $ 1 288 944
                                    -----------  -----------  -----------
                                    -----------  -----------  -----------
        Income taxes                $   340 407  $   266 822  $   332 550
                                    -----------  -----------  -----------
                                    -----------  -----------  -----------

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURES

     None.


                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the directors and executive officers of the Registrant is set forth in the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and is hereby incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information relating to executive compensation is set forth in the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to the security ownership of certain beneficial owners and management is set forth in the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to certain relationships and related transactions is set forth in the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
           AND REPORTS ON FORM 8-K

                                                                      PAGE
                                                                      ----
(a)  Financial statements and financial statement schedules

     (1) The consolidated financial statements of the Registrant as set forth under Item 8 are filed as part of this report.

     (2) The following consolidated financial statement schedule for the three years ended December 31, 1995, 1994 and 1993 is filed as part of this report:

       Schedule II - Valuation and Qualifying Accounts                  38

          All other schedules are omitted because they are not required, are not applicable, or the required information is otherwise shown in the financial statements or notes thereto.

(b)  Reports on Form 8-K.

     No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this report.

(c)  The following exhibit is filed as part of this report:

       Exhibit 11 - Schedule of Computation of Earnings
                       Per Common Share                                 40

             P & F INDUSTRIES, INC. AND SUBSIDIARIES

                           SCHEDULE II

                VALUATION AND QUALIFYING ACCOUNTS
             ---------------------------------------
             ---------------------------------------


            COLUMN A                  COLUMN B           COLUMN C         COLUMN D       COLUMN E
            --------                 ----------    --------------------  ----------      --------
                                                         ADDITIONS
                                                   --------------------
                                                     CHARGED
                                     BALANCE AT     TO COSTS   CHARGED                    BALANCE
                                     BEGINNING         AND     TO OTHER                    AT END
         DESCRIPTION                 OF PERIOD      EXPENSES   ACCOUNTS  DEDUCTIONS      OF PERIOD
         -----------                 ----------    ----------  --------  ----------     ---------
Year ended December 31, 1995:
  Allowance for possible losses      $  354 252    $   77 307  $    --   $   80 875(a)  $  350 684
                                     ----------    ----------  --------  ----------     ----------
                                     ----------    ----------  --------  ----------     ----------
  Reserve for disposal of
    discontinued operations          $   69 078    $       --  $    --   $   69 078(a)  $       --
                                     ----------    ----------  --------  ----------     ----------
                                     ----------    ----------  --------  ----------     ----------


Year ended December 31, 1994:
  Allowance for possible losses      $  351 734    $   99 996  $    --   $   97 478(a)  $  354 252
                                     ----------    ----------  --------  ----------     ----------
                                     ----------    ----------  --------  ----------     ----------
  Reserve for disposal of
    discontinued operations          $3 296 000    $       --  $    --   $3 226 922     $   69 078
                                     ----------    ----------  --------  ----------     ----------
                                     ----------    ----------  --------  ----------     ----------

Year ended December 31, 1993:
  Allowance for possible losses      $  203 623    $  178 895  $    --   $   30 784(a)  $  351 734
                                     ----------    ----------  --------  ----------     ----------
                                     ----------    ----------  --------  ----------     ----------
  Reserve for disposal of
    discontinued operations          $       --    $3 296 000  $    --   $       --     $3 296 000
                                     ----------    ----------  --------  ----------     ----------
                                     ----------    ----------  --------  ----------     ----------

-----------------
(a)  Write-off of expenses against reserve.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     P & F INDUSTRIES, INC.
                          (Registrant)




By:   /s/ RICHARD A. HOROWITZ        By:      /s/ LEON D. FELDMAN
   ------------------------------       ------------------------------
          Richard A. Horowitz                     Leon D. Feldman
       Chairman of the Board               Executive Vice President
             President                            Treasurer
    Principal Executive Officer            Principal Financial and
    Principal Operating Officer               Accounting Officer


Date: March 19, 1996



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.




/s/ RICHARD A. HOROWITZ
--------------------------------      --------------------------------
Richard A. Horowitz, Director         Sidney Horowitz, Director




/s/ LEON D. FELDMAN
--------------------------------      --------------------------------
Leon D. Feldman, Director             Earle K. Moore, Director




/s/ ARTHUR HUG, JR.                   /s/ ROBERT L. DUBOFSKY
--------------------------------      --------------------------------
Arthur Hug, Jr., Director             Robert L. Dubofsky, Director





                                      --------------------------------
Date: March 19, 1996                  Marc A. Utay, Director