Form 10-Q
period 1996-03-31
P&F INDUSTRIES INC
filed 1996-05-09
CIK 75340

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 1996

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

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
YES  ( X )    NO  (   )


     As of May 3, 1996, there were outstanding 2,928,867 shares of the Registrant's Class A Common Stock, par value $1.00 per share.

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                            MARCH 31,    DECEMBER 31,
                                              1996           1995
                                          ------------   ------------
   ASSETS
CURRENT:
  Cash                                    $  1,287,068   $  1,224,603
  Accounts receivable, less allowance
    for possible losses of $373,336
    in 1996 and $350,684 in 1995             6,122,691      9,163,246
  Inventories                               15,093,239     14,903,561
  Note receivable from officer                  40,000         65,000
  Deferred income taxes                        423,000        423,000
  Prepaid expenses and other assets            338,136        367,988
                                          ------------   ------------
      TOTAL CURRENT ASSETS                  23,304,134     26,147,398
                                          ------------   ------------

PROPERTY AND EQUIPMENT:
  Land                                         993,020        993,020
  Buildings and improvements                 4,505,889      4,505,889
  Machinery and equipment                    5,413,720      5,394,134
                                          ------------   ------------
                                            10,912,629     10,893,043
  Less accumulated depreciation
    and amortization                         4,937,748      4,760,074
                                          ------------   ------------
      NET PROPERTY AND EQUIPMENT             5,974,881      6,132,969
                                          ------------   ------------

GOODWILL, net of accumulated
  amortization of $853,543 in
  1996 and $828,946 in 1995                  2,960,224      2,984,821

OTHER ASSETS, net of accumulated
  amortization of $522,662 in 1996
  and $518,663 in 1995                         129,985        150,484
                                          ------------   ------------
      TOTAL ASSETS                        $ 32,369,224   $ 35,415,672
                                          ------------   ------------
                                          ------------   ------------

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                   (CONTINUED)


                                            MARCH 31,    DECEMBER 31,
                                              1996           1995
                                          ------------   ------------

   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings                   $  2,183,321   $  4,233,753
  Accounts payable                           2,909,267      3,499,174
  Accruals and other liabilities             1,619,645      2,222,870
  Current maturities of long-term debt         356,185        353,874
                                          ------------   ------------
      TOTAL CURRENT LIABILITIES              7,068,418     10,309,671

LONG-TERM DEBT, less current maturities      5,955,329      6,044,981

SUBORDINATED DEBENTURES                      1,369,200      1,369,200
                                          ------------   ------------
                                            14,392,947     17,723,852
                                          ------------   ------------

SHAREHOLDERS' EQUITY:
  Preferred stock, $10 par, cumulative;
    shares authorized 2,000,000;
    outstanding 263,345                      2,633,450      2,633,450
  Common stock:
    Class A - $1 par; shares authorized
      7,000,000; outstanding 2,928,867;
      reserved for options 1,632,200
      shares; reserved for warrants
      70,000 shares                          2,928,867      2,928,867
    Class B - $1 par; shares authorized
      2,000,000                                     --             --
  Additional paid-in capital                 7,607,614      7,607,614
  Retained earnings                          4,806,346      4,521,889
                                          ------------   ------------
      TOTAL SHAREHOLDERS' EQUITY            17,976,277     17,691,820
                                          ------------   ------------
      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY              $ 32,369,224   $ 35,415,672
                                          ------------   ------------
                                          ------------   ------------

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                          --------------------------
                                              1996          1995
                                          ------------   -----------
REVENUES:
  Net sales                               $  9,334,135  $  9,604,535
  Other                                         42,290        24,654
                                          ------------   -----------
                                             9,376,425     9,629,189
                                          ------------   -----------

COSTS AND EXPENSES:
  Cost of sales                              6,143,005     6,386,422
  Selling, administrative and general        2,273,337     2,426,946
  Interest - net                               231,516       233,612
  Depreciation                                 168,274       147,722
                                          ------------   -----------
                                             8,816,132     9,194,702
                                          ------------   -----------

INCOME BEFORE TAXES ON INCOME                  560,293       434,487

TAXES ON INCOME                                210,000       162,000
                                          ------------   -----------

NET INCOME                                $    350,293  $    272,487
                                          ------------   -----------
                                          ------------   -----------

Preferred dividends                          $  65,836     $  65,836
                                          ------------   -----------
                                          ------------   -----------

Net income attributable
  to common stock                            $ 284,457     $ 206,651
                                          ------------   -----------
                                          ------------   -----------

Average number of common shares
  and common share equivalents
    - primary                                3,160,363     3,355,918
                                          ------------   -----------
                                          ------------   -----------

    - fully diluted                          3,228,952     3,355,918
                                          ------------   -----------
                                          ------------   -----------

Earnings per share of common
  stock - primary and fully diluted             $  .09        $  .06
                                          ------------   -----------
                                          ------------   -----------

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                          --------------------------
                                              1996          1995
                                          ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $    350,293  $    272,487
                                          ------------  ------------

  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization            213,581       210,720
      Deferred income taxes                         --       153,000
      Provision for losses on
        accounts receivable                     27,243        24,999
  Decrease (increase):
    Accounts receivable                      3,013,312     2,297,832
    Inventories                               (189,678)     (340,574)
    Note receivable from officer                25,000        20,000
    Prepaid expenses and other assets           25,841        73,725
    Other assets                                13,200         3,300
  Increase (decrease):
    Accounts payable                          (589,907)      618,526
    Accruals and other                        (603,225)     (977,179)
                                          ------------  ------------
      Total adjustments                      1,935,367     2,084,349
                                          ------------  ------------
        Net cash provided by
          operating activities               2,285,660     2,356,836
                                          ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                         (19,586)      (66,459)
  Payment for acquisition of assets
    of Tradesman Tool Co. and Intech
    Industries, Inc.                                --      (752,959)
                                          ------------  ------------
        Net cash used in
          investing activities                 (19,586)     (819,418)
                                          ------------  ------------

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                          -------------------------
                                              1996          1995
                                          ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings        4,530,262     2,442,007
  Repayments of short-term borrowings       (6,580,694)   (4,282,055)
  Principal payments on long-term debt         (87,341)      (85,313)
  Dividends paid on preferred stock            (65,836)      (65,836)
                                          ------------  ------------
        Net cash used in
          financing activities              (2,203,609)   (1,991,197)
                                          ------------  ------------


NET INCREASE (DECREASE) IN CASH                 62,465      (453,779)

CASH AT BEGINNING OF PERIOD                  1,224,603     1,071,903
                                          ------------  ------------

CASH AT END OF PERIOD                     $  1,287,068  $    618,124
                                          ------------  ------------
                                          ------------  ------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid during the period for:

      Income taxes                        $    152,699  $     94,355
                                          ------------  ------------
                                          ------------  ------------

      Interest                            $    264,798  $    216,694
                                          ------------  ------------
                                          ------------  ------------

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements contained herein include the accounts of P & F Industries, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

     The consolidated financial statements for the three months ended March 31, 1996 and 1995 are presented as unaudited but, in the opinion of the Company, they include all adjustments necessary for a fair statement of the results of operations for those periods. All such adjustments are of a normal recurring nature. The consolidated balance sheet information for December 31, 1995 was derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. These interim financial statements should be read in conjunction with that report.

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

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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


NOTE 2 - INVENTORIES

     Major classes of inventory were as follows:

                                      MARCH 31,     DECEMBER 31,
                                        1996            1995
                                    ------------    ------------
       Finished goods               $ 11,062,388    $ 11,004,092
       Work in process                 1,096,771         423,114
       Raw materials and supplies      2,934,080       3,476,355
                                    ------------    ------------
                                    $ 15,093,239    $ 14,903,561
                                    ------------    ------------
                                    ------------    ------------

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FIRST QUARTER ENDED MARCH 31, 1996 COMPARED WITH FIRST QUARTER ENDED MARCH 31, 1995

     Consolidated revenues decreased 2.6%, from $9,629,189 to $9,376,425. Revenues from pneumatic tools and related equipment decreased 6.6%, from $7,259,886 to $6,784,367. This decrease was primarily the result of the loss, in late 1995, of a large customer that accounted for $662,207 of revenues in the first quarter of 1995. Selling prices of pneumatic tools and related equipment were approximately 2.9% higher than last year's first quarter.

     Heating equipment revenues increased 4.6%, from $1,564,116 to $1,636,661. Selling price increases of approximately 4% over last year accounted for substantially all of this increase. Hardware revenues increased 17.7%, from $811,519 to $955,037. Selling prices of hardware were unchanged from the prior year.

     Consolidated gross profit, as a percentage of revenues, rose from 33.7% to 34.5%. Gross profit from pneumatic tools and related equipment rose from 34.0% to 35.8%, due to the 2.9% selling price increase, which was partially offset by changes in product mix. Heating equipment gross profit fell from 34.0% to 33.2%. Higher material costs and a less favorable product mix offset the 4% price increase. Hardware gross profits fell from 25.2% to 23.9% due to a less favorable product mix.

     Consolidated selling, general and administrative expenses decreased 6.3%, from $2,426,946 to $2,273,337, primarily due to selective overhead reductions related to the loss of the pneumatic tool customer referred to above.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

     The Company gauges its liquidity and financial stability by the measurements shown in the following table (dollar amounts in thousands):

                             MARCH 31,     DECEMBER 31,    MARCH 31,
                               1996            1995          1995
                             ---------     -----------     ---------
    Working Capital          $  16,236       $  15,838     $  14,747
    Current Ratio            3.30 to 1       2.54 to 1     3.24 to 1
    Shareholders' Equity     $  17,976       $  17,692     $  16,670

     During the quarter ended March 31, 1996, gross accounts receivable decreased by approximately $3,018,000. This decrease was the result of the collection of the unusually high level of accounts receivable at December 31, 1995, including approximately $2,337,000 in one-time sales to a customer in December 1995. Part of the monies received from the collection of these accounts receivable was used to reduce short-term borrowings, which declined by approximately $2,050,000.

     The Company's credit facilities provide a line of credit totalling $18,000,000. Of this amount, $14,000,000 is available for direct loans, letters of credit and bankers' acceptances. At March 31, 1996, there were loans totalling approximately $2,185,000 outstanding against this line of credit. In addition, there was a commitment at March 31, 1996 of approximately $1,612,000 for letters of credit. The total line of credit also includes $4,000,000 earmarked for acquisitions subject to the lending bank's approval. The Company's credit facilities also provide the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding at March 31, 1996 was approximately $1,730,000.

     The Company's credit facilities agreement is subject to annual review by the lending bank. Under this agreement, the Company is required to adhere to certain financial covenants. At March 31, 1996, and for the quarter then ended, the Company satisfied all of these covenants.

     The Company is currently conducting an extensive acquisition search. The funds for an acquisition will be provided by the Company's credit facilities described above. The total funds available, including cash derived from operations, will be approximately $9,000,000.

     Capital spending for the quarter ended March 31, 1996 was approximately $20,000. The total amount was provided from working capital. Capital expenditures for the rest of 1996 are expected to total approximately $480,000, some of which may be financed. Included in the expected total for 1996 are capital expenditures relating to new products, expansion of existing product lines and replacement of old equipment.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

     On February 15, 1995, Florida Pneumatic purchased the assets and business of Tradesman Tool Co., Inc. ("Tradesman"), a domestic manufacturer of heavy-duty pipe wrenches. On March 31, 1995, Florida Pneumatic purchased the assets and business of Intech Industries, Inc. ("Intech"), a domestic manufacturer of air filters used in compressors. Cash totalling approximately $753,000 was paid for these purchases. The operations of both Tradesman and Intech were merged into the operations of Florida Pneumatic.

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

                           PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           None.

ITEM 2.    CHANGES IN SECURITIES

           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

ITEM 5.    OTHER INFORMATION

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)      Exhibits

                    None.

           (b)      Reports on Form 8-K

                    No reports on Form 8-K were filed during the quarter ended March 31, 1996.



                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 P & F INDUSTRIES, INC.
                                 (Registrant)


                                 By     /s/ Leon D. Feldman
                                   ----------------------------
                                            Leon D. Feldman
                                        Executive Vice President
Dated: May 3, 1996                   (Principal Financial Officer)