Form 10-Q
period 1996-06-30
P&F INDUSTRIES INC
filed 1996-08-05
CIK 75340

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                  ------------------
                                      FORM 10-Q
                                  ------------------

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTER ENDED JUNE 30, 1996

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

                            ------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
YES  ( X )    NO  (   )


    As of August 1, 1996, there were outstanding 2,928,867 shares of the Registrant's Class A Common Stock, par value $1.00 per share.

                            PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


                       P & F INDUSTRIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                       ---------------------------------------
                       ---------------------------------------

                                            JUNE 30,     DECEMBER 31,
                                              1996           1995
                                          ------------   ------------
   ASSETS
   ------
CURRENT:
  Cash                                    $    779,667   $  1,224,603
  Accounts receivable, less allowance
    for possible losses of $388,890
    in 1996 and $350,684 in 1995             6,358,734      9,163,246
  Inventories                               14,944,854     14,903,561
  Note receivable from officer                  40,000         65,000
  Deferred income taxes                        423,000        423,000
  Prepaid expenses and other assets            251,226        367,988
                                          ------------   ------------
      TOTAL CURRENT ASSETS                  22,797,481     26,147,398
                                          ------------   ------------

PROPERTY AND EQUIPMENT:
  Land                                         993,020        993,020
  Buildings and improvements                 4,505,889      4,505,889
  Machinery and equipment                    5,516,985      5,394,134
                                          ------------   ------------
                                            11,015,894     10,893,043
  Less accumulated depreciation
    and amortization                         5,082,420      4,760,074
                                          ------------   ------------
      NET PROPERTY AND EQUIPMENT             5,933,474      6,132,969
                                          ------------   ------------

GOODWILL, net of accumulated
  amortization of $878,140 in
  1996 and $828,946 in 1995                  2,935,627      2,984,821

OTHER ASSETS, net of accumulated
  amortization of $526,661 in 1996
  and $518,663 in 1995                         132,686        150,484
                                          ------------   ------------
      TOTAL ASSETS                        $ 31,799,268   $ 35,415,672
                                          ------------   ------------
                                          ------------   ------------

                       P & F INDUSTRIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                                     (CONTINUED)
                       ---------------------------------------
                       ---------------------------------------

                                            JUNE 30,     DECEMBER 31,
                                              1996           1995
                                          ------------   ------------
   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
CURRENT LIABILITIES:
  Short-term borrowings                   $  2,527,546   $  4,233,753
  Accounts payable                           2,307,405      3,499,174
  Accruals and other liabilities             1,205,623      2,222,870
  Current maturities of long-term debt         265,411        353,874
                                          ------------   ------------
      TOTAL CURRENT LIABILITIES              6,305,985     10,309,671

LONG-TERM DEBT, less current maturities      5,857,847      6,044,981

SUBORDINATED DEBENTURES                      1,369,200      1,369,200
                                          ------------   ------------
                                            13,533,032     17,723,852
                                          ------------   ------------

SHAREHOLDERS' EQUITY:
  Preferred stock, $10 par, cumulative;
    shares authorized 2,000,000;
    outstanding 263,345                      2,633,450      2,633,450
  Common stock:
    Class A - $1 par; shares authorized
      7,000,000; outstanding 2,928,867;
      reserved for options 1,632,200
      shares; reserved for warrants
      70,000 shares                          2,928,867      2,928,867
    Class B - $1 par; shares authorized
      2,000,000                                     --             --
  Additional paid-in capital                 7,607,614      7,607,614
  Retained earnings                          5,096,305      4,521,889
                                           ------------   ------------
      TOTAL SHAREHOLDERS' EQUITY            18,266,236     17,691,820
                                          ------------   ------------
      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY              $ 31,799,268   $ 35,415,672
                                          ------------   ------------
                                          ------------   ------------

                       P & F INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                       ---------------------------------------
                       ---------------------------------------


                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                JUNE 30,                    JUNE 30,
                                       --------------------------  --------------------------
                                           1996          1995          1996          1995
                                       ------------  ------------  ------------  ------------

REVENUES:
  Net sales                            $  9,593,600  $ 10,696,735  $ 18,927,735  $ 20,301,270
  Other                                      97,610       101,873       139,900       126,527
                                       ------------  ------------  ------------  ------------
                                          9,691,210    10,798,608    19,067,635    20,427,797
                                       ------------  ------------  ------------  ------------

COSTS AND EXPENSES:
  Cost of sales                           6,329,359     7,427,931    12,472,364    13,814,353
  Selling, administrative and general     2,443,414     2,436,948     4,716,751     4,863,894
  Interest - net                            201,369       285,012       432,885       518,624
  Depreciation                              135,272       163,171       303,546       310,893
                                       ------------  ------------  ------------  ------------
                                          9,109,414    10,313,062    17,925,546    19,507,764
                                       ------------  ------------  ------------  ------------

INCOME BEFORE TAXES ON INCOME               581,796       485,546     1,142,089       920,033

TAXES ON INCOME                             226,000       187,000       436,000       349,000
                                       ------------  ------------  ------------  ------------

NET INCOME                             $    355,796  $    298,546  $    706,089  $    571,033
                                       ------------  ------------  ------------  ------------
                                       ------------  ------------  ------------  ------------




  Preferred dividends                     $  65,837     $  65,837     $ 131,673     $ 131,673
                                          ---------     ---------     ---------     ---------
                                          ---------     ---------     ---------     ---------


  Net income attributable
    to common stock                       $ 289,959     $ 232,709     $ 574,416     $ 439,360
                                          ---------     ---------     ---------     ---------
                                          ---------     ---------     ---------     ---------


  Average number of common shares
    and common share equivalents
      - primary                           3,215,884     3,355,918     3,188,124     3,355,918
                                          ---------     ---------     ---------     ---------
                                          ---------     ---------     ---------     ---------

      - fully diluted                     3,268,415     3,355,918     3,269,371     3,355,918
                                          ---------     ---------     ---------     ---------
                                          ---------     ---------     ---------     ---------


  Earnings per share of common
    stock - primary and fully diluted        $  .09        $  .07        $  .18        $  .13
                                             ------        ------        ------        ------
                                             ------        ------        ------        ------


                       P & F INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                       ---------------------------------------
                       ---------------------------------------

                                               SIX MONTHS ENDED
                                                   JUNE 30,
                                          --------------------------
                                              1996          1995
                                          ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $    706,089  $    571,033
                                          ------------  ------------

  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization            394,160       436,889
      Deferred income taxes                         --       322,000
      Provision for losses on
        accounts receivable                     54,486        45,917
  Decrease (increase):
    Accounts receivable                      2,750,026     1,352,958
    Inventories                                (41,293)      400,057
    Note receivable from officer                25,000        20,000
    Prepaid expenses and other assets          108,740       198,870
    Other assets                                 3,200        (2,691)
  Increase (decrease):
    Accounts payable                        (1,191,769)      351,373
    Accruals and other                      (1,017,247)   (1,022,448)
                                          ------------  ------------
      Total adjustments                      1,085,303     2,102,925
                                          ------------  ------------
        Net cash provided by
          operating activities               1,791,392     2,673,958
                                          ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                        (122,851)     (124,067)
  Payment for acquisition of assets
    of Tradesman Tool Co. and Intech
    Industries, Inc.                                --      (752,959)
                                          ------------  ------------
        Net cash used in
          investing activities                (122,851)     (877,026)
                                          ------------  ------------

                       P & F INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (CONTINUED)
                                     (UNAUDITED)
                       ---------------------------------------
                       ---------------------------------------

                                               SIX MONTHS ENDED
                                                   JUNE 30,
                                          --------------------------
                                              1996          1995
                                          ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings        7,635,754     5,957,986
  Repayments of short-term borrowings       (9,341,961)   (7,865,016)
  Proceeds from mortgage refinancing         2,062,500            --
  Principal payments on long-term debt      (2,338,097)     (171,043)
  Dividends paid on preferred stock           (131,673)     (131,673)
                                          ------------  ------------
        Net cash used in
          financing activities              (2,113,477)   (2,209,746)
                                          ------------  ------------


NET INCREASE (DECREASE) IN CASH               (444,936)     (412,814)

CASH AT BEGINNING OF PERIOD                  1,224,603     1,071,903
                                          ------------  ------------

CASH AT END OF PERIOD                     $    779,667  $    659,089
                                          ------------  ------------
                                          ------------  ------------



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid during the period for:

      Income taxes                        $    600,449  $    115,487
                                          ------------  ------------
                                          ------------  ------------


      Interest                            $    575,683  $    577,703
                                          ------------  ------------
                                          ------------  ------------

                       P & F INDUSTRIES, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS
                       ---------------------------------------
                       ---------------------------------------

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements contained herein include the accounts of P & F Industries, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

    The consolidated financial statements for the six months ended June 30, 1996 and 1995 are presented as unaudited but, in the opinion of the Company, they include all adjustments necessary for a fair statement of the results of operations for those periods. All such adjustments are of a normal recurring nature. The consolidated balance sheet information for December 31, 1995 was derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. These interim financial statements should be read in conjunction with that report.

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

                       P & F INDUSTRIES, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS
                                     (CONTINUED)
                       ---------------------------------------
                       ---------------------------------------

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


NOTE 2 - INVENTORIES

    Major classes of inventory were as follows:

                                       JUNE 30,     DECEMBER 31,
                                        1996            1995
                                    ------------    ------------
       Finished goods               $ 10,775,743    $ 11,004,092
       Work in process                   989,609         423,114
       Raw materials and supplies      3,179,502       3,476,355
                                    ------------    ------------
                                    $ 14,944,854    $ 14,903,561
                                    ------------    ------------
                                    ------------    ------------

                       P & F INDUSTRIES, INC. AND SUBSIDIARIES
                       ---------------------------------------
                       ---------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SECOND QUARTER ENDED JUNE 30, 1996 COMPARED WITH SECOND QUARTER
ENDED JUNE 30, 1995

    Consolidated revenues decreased 10.3%, from $10,798,608 to $9,691,210. Revenues from pneumatic tools and related equipment decreased 15.0%, from $8,402,944 to $7,140,977. The loss of a large customer in late 1995 resulted in a decrease in revenues of $743,642. The balance of the decrease in revenues from pneumatic tools and related equipment was the result of lower sales to existing customers. Selling prices of pneumatic tools and related equipment increased approximately 2.7%.

    Revenues from heating equipment increased 10.9%, from $1,394,636 to $1,546,595. Selling prices of heating equipment increased approximately 2.0%. Revenues from hardware and the selling prices of hardware were both unchanged.

    Consolidated gross profit, as a percentage of revenues, increased from 31.2% to 34.7%. Gross profit from pneumatic tools and related equipment increased from 30.2% to 35.5%, due to the increased selling prices and a more favorable exchange rate of the dollar compared to the Japanese yen, which reduced the cost of imported product. These improvements in gross profit were partially offset by a less favorable product mix. Gross profit from heating equipment decreased from 35.3% to 33.2%. Higher material costs and a less favorable product mix more than offset the 2.0% increase in selling prices. Gross profit from hardware decreased from 30.8% to 27.8%, due to a less favorable product mix.

    Consolidated selling, administrative and general expenses were virtually unchanged, but increased as a percentage of revenues, from 22.6% to 25.2%, due to the decreased revenues.

                       P & F INDUSTRIES, INC. AND SUBSIDIARIES
                       ---------------------------------------
                       ---------------------------------------
SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX MONTHS ENDED
JUNE 30, 1995

    Consolidated revenues decreased 6.7%, from $20,427,797 to $19,067,635. Revenues from pneumatic tools and related equipment decreased 11.1%, from $15,662,830 to $13,925,344. The loss of a large customer in late 1995 resulted in a decrease in revenues of $1,396,612. Selling prices of pneumatic tools and related equipment increased approximately 2.8%.

    Revenues from heating equipment increased 7.6%, from $2,958,752 to $3,183,256. Selling prices of heating equipment increased approximately 3.0%. These higher selling prices and the increased sales of radiant heating products accounted for the increase in revenues from heating equipment. Revenues from hardware increased 8.0%, from $1,812,828 to $1,958,088. Selling prices of hardware were unchanged.

    Consolidated gross profit, as a percentage of revenues, increased from 32.4% to 34.6%. Gross profit from pneumatic tools and related equipment increased from 32.0% to 35.6%, due to the increased selling prices and a more favorable exchange rate of the dollar compared to the Japanese yen, which reduced the cost of imported product. These improvements in gross profit were partially offset by a less favorable product mix. Gross profit from heating equipment decreased from 34.6% to 33.2%. Higher material costs and a less favorable product mix more than offset the 3.0% increase in selling prices. Gross profit from hardware decreased from 28.3% to 25.9%, due to a less favorable product mix.

    Consolidated selling, general and administrative expenses decreased 3.0%, from $4,863,894 to $4,716,751, but increased as a percentage of revenues, from 23.8% to 24.7%, due to the decreased revenues.

                       P & F INDUSTRIES, INC. AND SUBSIDIARIES
                       ---------------------------------------
                       ---------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

    The Company gauges its liquidity and financial stability by the measurements shown in the following table (dollar amounts in thousands):

                              JUNE 30,      DECEMBER 31,    JUNE 30,
                               1996            1995          1995
                             ---------      ------------   ---------
    Working Capital          $  16,491       $  15,838     $  15,053
    Current Ratio            3.62 to 1       2.54 to 1     3.42 to 1
    Shareholders' Equity     $  18,266       $  17,692     $  16,903


    During the six months ended June 30, 1996, gross accounts receivable decreased by approximately $2,770,000. This decrease was the result of the collection of the unusually high level of accounts receivable at December 31, 1995, including approximately $2,337,000 in one-time sales to a customer in December 1995. Part of the monies received from the collection of these accounts receivable was used to reduce short-term borrowings, which decreased by approximately $1,710,000.

    The Company's credit facilities provide a line of credit totalling $18,000,000. Of this amount, $14,000,000 is available for direct loans, letters of credit and bankers' acceptances. At June 30, 1996, there were loans totalling approximately $2,528,000 outstanding against this line of credit. In addition, there was a commitment at June 30, 1996 of approximately $1,686,000 for letters of credit. The total line of credit also includes $4,000,000 earmarked for acquisitions subject to the lending bank's approval. The Company's credit facilities also provide the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding at June 30, 1996 was approximately $1,732,000.

    The Company's credit facilities agreement is subject to annual review by the lending bank. Under this agreement, the Company is required to adhere to certain financial covenants. At June 30, 1996, and for the six months then ended, the Company satisfied all of these covenants.

    In April 1996, the mortgage on the Company's Farmingdale, New York facility was refinanced. The original principal balance on the new mortgage was $2,062,500. Payments of principal and interest are due monthly through May 2006, at which time the entire remaining unpaid principal balance will be due. The interest rate on the new mortgage is variable, as was the interest rate on the previous mortgage. At June 30, 1996, the interest rate on the new mortgage was approximately 7.9%, which was lower than the interest rate on the previous mortgage.

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

    Capital spending for the six months ended June 30, 1996 was approximately $125,000. The total amount was provided from working capital. Capital expenditures for the rest of 1996 are expected to total approximately $375,000, some of which may be financed. Included in the expected total for 1996 are capital expenditures relating to new products, expansion of existing product lines and replacement of old equipment.

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

           None.

ITEM 5.    OTHER INFORMATION

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)      Exhibits

                    None.

           (b)      Reports on Form 8-K

                    No reports on Form 8-K were filed during the quarter ended June 30, 1996.



                                      SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 P & F INDUSTRIES, INC.
                                 (Registrant)


                                 By       /S/ Leon D. Feldman
                                     -----------------------------
                                            Leon D. Feldman
                                        Executive Vice President
Dated: August 1, 1996                (Principal Financial Officer)