Form 10-Q
period 1996-09-30
P&F INDUSTRIES INC
filed 1996-10-31
CIK 75340

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                  -------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
YES  |X|  NO  |_|

     As of October 28, 1996, there were outstanding 2,928,867 shares of the Registrant's Class A Common Stock, par value $1.00 per share.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                     =======================================

                                          SEPTEMBER 30,  DECEMBER 31,
                                              1996           1995
                                          ------------   ------------
   ASSETS
CURRENT:
  Cash                                    $  1,110,691   $  1,224,603
  Accounts receivable, less allowance
    for possible losses of $409,410
    in 1996 and $350,684 in 1995             8,117,591      9,163,246
  Inventories                               13,081,695     14,903,561
  Note receivable from officer                  40,000         65,000
  Deferred income taxes                        423,000        423,000
  Prepaid expenses and other assets            264,680        367,988
                                          ------------   ------------
      TOTAL CURRENT ASSETS                  23,037,657     26,147,398
                                          ------------   ------------

PROPERTY AND EQUIPMENT:
  Land                                         993,020        993,020
  Buildings and improvements                 4,509,960      4,505,889
  Machinery and equipment                    5,585,059      5,394,134
                                          ------------   ------------
                                            11,088,039     10,893,043
  Less accumulated depreciation
    and amortization                         5,248,014      4,760,074
                                          ------------   ------------
      NET PROPERTY AND EQUIPMENT             5,840,025      6,132,969
                                          ------------   ------------

GOODWILL, net of accumulated
  amortization of $902,737 in
  1996 and $828,946 in 1995                  2,911,030      2,984,821

OTHER ASSETS, net of accumulated
  amortization of $30,659 in 1996
  and $18,663 in 1995                          125,388        150,484
                                          ------------   ------------
      TOTAL ASSETS                        $ 31,914,100   $ 35,415,672
                                          ============   ============

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                   (CONTINUED)
                     =======================================

                                          SEPTEMBER 30,  DECEMBER 31,
                                              1996           1995
                                          ------------   ------------
   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings                   $    805,233   $  4,233,753
  Accounts payable                           2,539,281      3,499,174
  Accruals and other liabilities             2,229,213      2,222,870
  Current maturities of long-term debt         261,470        353,874
                                          ------------   ------------
      TOTAL CURRENT LIABILITIES              5,835,197     10,309,671

LONG-TERM DEBT, less current maturities      5,797,401      6,044,981

SUBORDINATED DEBENTURES                      1,369,200      1,369,200
                                          ------------   ------------
                                            13,001,798     17,723,852
                                          ------------   ------------

SHAREHOLDERS' EQUITY:
  Preferred stock, $10 par, cumulative;
    shares authorized 2,000,000;
    outstanding 263,345                      2,633,450      2,633,450
  Common stock:
    Class A - $1 par; shares authorized
      7,000,000; outstanding 2,928,867;
      reserved for options 1,632,200
      shares; reserved for warrants
      70,000 shares                          2,928,867      2,928,867
    Class B - $1 par; shares authorized
      2,000,000                                     --             --
  Additional paid-in capital                 7,607,614      7,607,614
  Retained earnings                          5,742,371      4,521,889
                                          ------------   ------------
      TOTAL SHAREHOLDERS' EQUITY            18,912,302     17,691,820
                                          ------------   ------------
      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY              $ 31,914,100   $ 35,415,672
                                          ============   ============

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                     =======================================

                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                              SEPTEMBER 30,               SEPTEMBER 30,
                                           ------------------          ------------------
                                           1996          1995          1996          1995
                                       ------------  ------------  ------------  ------------
REVENUES:
  Net sales                            $ 12,857,555  $  9,854,150  $ 31,785,290  $ 30,155,420
  Other                                      97,851        82,233       237,751       208,760
                                       ------------  ------------  ------------  ------------
                                         12,955,406     9,936,383    32,023,041    30,364,180
                                       ------------  ------------  ------------  ------------
COSTS AND EXPENSES:
  Cost of sales                           8,787,068     6,634,725    21,259,432    20,449,078
  Selling, administrative and general     2,681,189     2,528,065     7,397,940     7,391,959
  Interest - net                            194,053       288,324       626,938       806,948
  Depreciation                              156,194       157,075       459,740       467,968
                                       ------------  ------------  ------------  ------------
                                         11,818,504     9,608,189    29,744,050    29,115,953
                                       ------------  ------------  ------------  ------------

INCOME BEFORE TAXES ON INCOME             1,136,902       328,194     2,278,991     1,248,227

TAXES ON INCOME                             425,000       130,000       861,000       479,000
                                       ------------  ------------  ------------  ------------

NET INCOME                             $    711,902  $    198,194  $  1,417,991  $    769,227
                                       ============  ============  ============  ============

  Preferred dividends                  $     65,836  $     65,836  $    197,509  $    197,509
                                       ============  ============  ============  ============
  Net income attributable
    to common stock                    $    646,066  $    132,358  $  1,220,482  $    571,718
                                       ============  ============  ============  ============
  Average number of common shares
    and common share equivalents
      - primary                           3,237,809     3,354,918     3,204,686     3,355,585
                                          =========     =========     =========     =========

      - fully diluted                     3,317,177     3,354,918     3,317,916     3,355,585
                                          =========     =========     =========     =========
  Earnings per share of common stock
      - primary                              $  .20        $  .04        $  .38        $  .18
                                             ======        ======        ======        ======

      - fully diluted                        $  .19        $  .04        $  .37        $  .18
                                             ======        ======        ======        ======

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                     =======================================

                                               NINE MONTHS ENDED
                                                 SEPTEMBER 30,
                                              ------------------
                                              1996          1995
                                          ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $  1,417,991  $    769,227
                                          ------------  ------------

  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization            595,660       678,895
      Deferred income taxes                         --       439,000
      Provision for losses on
        accounts receivable                     76,067        57,687
  Decrease (increase):
    Accounts receivable                        969,588     1,957,191
    Inventories                              1,821,866    (1,773,676)
    Note receivable from officer                25,000        20,000
    Prepaid expenses and other assets           91,275       204,322
    Other assets                                 3,200           400
  Increase (decrease):
    Accounts payable                          (959,893)    1,248,040
    Accruals and other                           6,343      (647,913)
                                          ------------  ------------
      Total adjustments                      2,629,106     2,183,946
                                          ------------  ------------
        Net cash provided by
          operating activities               4,047,097     2,953,173
                                          ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                        (194,996)     (216,654)
  Payment for acquisition of assets
    of Tradesman Tool Co. and Intech
    Industries, Inc.                                --      (752,959)
                                          ------------  ------------
        Net cash used in
          investing activities                (194,996)     (969,613)
                                          ------------  ------------

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)
                     =======================================

                                               NINE MONTHS ENDED
                                                 SEPTEMBER 30,
                                              ------------------
                                              1996          1995
                                          ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings       10,525,943    11,115,646
  Repayments of short-term borrowings      (13,954,463)  (12,713,023)
  Proceeds from mortgage refinancing         2,062,500            --
  Principal payments on long-term debt      (2,402,484)     (257,259)
  Dividends paid on preferred stock           (197,509)     (197,509)
                                          ------------  ------------
        Net cash used in
          financing activities              (3,966,013)   (2,052,145)
                                          ------------  ------------


NET INCREASE (DECREASE) IN CASH               (113,912)      (68,585)

CASH AT BEGINNING OF PERIOD                  1,224,603     1,071,903
                                          ------------  ------------

CASH AT END OF PERIOD                     $  1,110,691  $  1,003,318
                                          ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid during the period for:

      Income taxes                        $    817,199  $    314,025
                                          ============  ============

      Interest                            $    847,231  $    888,221
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

     The consolidated financial statements for the nine months ended September 30, 1996 and 1995 are presented as unaudited but, in the opinion of the Company, they include all adjustments necessary for a fair statement of the results of operations for those periods. All such adjustments are of a normal recurring nature. The consolidated balance sheet information for December 31, 1995 was derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. These interim financial statements should be read in conjunction with that report.

     Results for interim periods are not necessarily indicative of results to be expected for a full year, since some segments of the Company's operations have sales patterns that are seasonal or irregular.

     The Company conducts its business operations through two wholly-owned subsidiaries. Florida Pneumatic Manufacturing Corporation ("Florida Pneumatic") is engaged in the importation, manufacture and sale of pneumatic hand tools for the industrial, retail and automotive markets and air filters. Florida Pneumatic also markets, through its Berkley Tool Division ("Berkley"), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely used brand of pipe cutting and threading machines. Embassy Industries, Inc. ("Embassy") is engaged in the manufacture and sale of baseboard and radiant hot-water heating products. Embassy also imports, assembles and packages a line of home hardware items through its Franklin Hardware division ("Franklin").

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

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)
                     =======================================

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

NOTE 2 - INVENTORIES

     Major classes of inventory were as follows:

                                    SEPTEMBER 30,   DECEMBER 31,
                                        1996            1995
                                    ------------    ------------
       Finished goods               $  9,363,601    $ 11,004,092
       Work in process                   945,133         423,114
       Raw materials and supplies      2,772,961       3,476,355
                                    ------------    ------------
                                    $ 13,081,695    $ 14,903,561
                                    ============    ============

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES
                     =======================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER ENDED SEPTEMBER 30, 1996 COMPARED WITH THIRD QUARTER ENDED SEPTEMBER 30, 1995

     Consolidated revenues increased 30.4%, from $9,936,383 to $12,955,406. Revenues from pneumatic tools and related equipment increased 39.9%, from $6,688,236 to $9,354,712, reflecting increased sales to existing customers. The pattern of sales is sometimes irregular and it is not expected that this increased level of revenues will be sustained in the fourth quarter. Selling prices of pneumatic tools and related equipment were virtually unchanged.

     Revenues from heating equipment increased 2.1%, from $2,271,102 to $2,319,108. Revenues from hardware increased 31.3%, from $975,549 to $1,281,132.
Selling prices of both heating equipment and hardware were virtually unchanged.

     Consolidated gross profit, as a percentage of revenues, decreased from 33.2% to 32.2%. Gross profit from pneumatic tools and related equipment decreased from 34.7% to 33.1%, due to a less favorable product mix. This was partially offset by a more favorable exchange rate of the dollar compared to the Japanese yen, which reduced the cost of imported product. Gross profit from heating equipment increased from 30.9% to 32.3%, due to a more favorable product mix. Gross profit from hardware decreased from 25.0% to 22.5%, due to a less favorable product mix.

     Consolidated selling, administrative and general expenses increased 6.1%, from $2,528,065 to $2,681,189, but decreased as a percentage of revenues, from 25.4% to 20.7%, due to the increased revenues.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES
                     =======================================

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995

     Consolidated revenues increased 5.5%, from $30,364,180 to $32,023,041. Revenues from pneumatic tools and related equipment increased 4.2%, from $22,351,066 to $23,280,056, reflecting increased sales to existing customers. Partially offsetting these increased sales was the loss of a large customer in late 1995, which resulted in a decrease in revenues of $1,656,979 in 1996. Selling prices of pneumatic tools and related equipment increased approximately 1.7%.

     Revenues from heating equipment increased 5.2%, from $5,229,854 to $5,502,364. Selling prices of heating equipment increased approximately 2.5%. These higher selling prices and the increased sales of radiant heating products accounted for the increase in revenues from heating equipment. Revenues from hardware increased 16.2%, from $2,788,377 to $3,239,220, due to increased sales to existing customers. Selling prices of hardware were unchanged.

     Consolidated gross profit, as a percentage of revenues, increased from 32.7% to 33.6%. Gross profit from pneumatic tools and related equipment increased from 32.8% to 34.6%, due to the increased selling prices and a more favorable exchange rate of the dollar compared to the Japanese yen, which reduced the cost of imported product. These improvements in gross profit were partially offset by a less favorable product mix. Gross profit from heating equipment decreased from 33.0% to 32.8%. Higher material costs offset the approximately 2.5% increase in selling prices. Gross profit from hardware decreased from 27.1% to 24.6%, due to a less favorable product mix.

     Consolidated selling, general and administrative expenses were virtually unchanged, but decreased as a percentage of revenues, from 24.3% to 23.1%, due to the increased revenues.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES
                     =======================================

LIQUIDITY AND CAPITAL RESOURCES

     The Company gauges its liquidity and financial stability by the measurements shown in the following table (dollar amounts in thousands):

                        SEPTEMBER 30,    DECEMBER 31,   SEPTEMBER 30,
                            1996            1995            1995
                        -------------    ------------   -------------
  Working Capital         $  17,202       $  15,838       $  15,254
  Current Ratio           3.95 to 1       2.54 to 1       2.96 to 1
  Shareholders' Equity    $  18,912       $  17,692       $  17,035

     During the nine months ended September 30, 1996, gross accounts receivable decreased by approximately $990,000. A decrease in gross accounts receivable of approximately $2,490,000, resulting from the collection of the unusually high level of accounts receivable at December 31, 1995, including approximately $2,337,000 in one-time sales to a customer in December 1995, was partially offset by an increase of approximately $1,500,000 resulting from increased sales in the third quarter of 1996. Also during the nine months ended September 30, 1996, inventories decreased by approximately $1,825,000. The funds provided by these decreases in gross accounts receivable and inventories were used in the reduction of short-term borrowings, which decreased by approximately $3,429,000. This decrease in short-term borrowings contributed to the increase in the Company's current ratio.

     The Company's credit facilities provide a line of credit totalling $18,000,000. Of this amount, $14,000,000 is available for direct loans, letters of credit and bankers' acceptances. At September 30, 1996, there were loans totalling approximately $805,000 outstanding against this line of credit. Also at September 30, 1996, there were commitments for letters of credit totalling approximately $1,926,000. The total line of credit also includes $4,000,000 earmarked for acquisitions subject to the lending bank's approval. The Company's credit facilities also provide the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding at September 30, 1996 was approximately $1,245,000.

     The Company's credit facilities agreement is subject to annual review by the lending bank. Under this agreement, the Company is required to adhere to certain financial covenants. At September 30, 1996, and for the nine months then ended, the Company satisfied all of these covenants.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES
                     =======================================

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     In April 1996, the mortgage on the Company's Farmingdale, New York facility was refinanced. The original principal balance on the new mortgage was $2,062,500. Payments of principal and interest are due monthly through May 2006, at which time the entire remaining unpaid principal balance will be due. The interest rate on the new mortgage is variable, as was the interest rate on the previous mortgage. At September 30, 1996, the interest rate on the new mortgage was approximately 7.9%, which was lower than the interest rate on the previous mortgage.

     The Company is currently conducting an extensive acquisition search. The funds for an acquisition will be provided by the Company's credit facilities described above. The total funds available, including cash derived from operations, will be approximately $9,000,000.

     Capital spending for the nine months ended September 30, 1996 was approximately $195,000. The total amount was provided from working capital. Capital expenditures for the rest of 1996 are expected to total approximately $114,000, some of which may be financed. Included in the expected total for 1996 are capital expenditures relating to new products, expansion of existing product lines and replacement of old equipment.

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

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              None.

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended September 30, 1996.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       P & F INDUSTRIES, INC.
                                       (Registrant)


                                       By /S/ Leon D. Feldman
                                          -------------------------------
                                                 Leon D. Feldman
                                            Executive Vice President
Dated: October 28, 1996                   (Principal Financial Officer)