Form 10-K
period 1996-12-31
P&F INDUSTRIES INC
filed 1997-03-28
CIK 75340

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   ---------
                                   FORM 10-K
                                   ---------
             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  [X]   NO [_]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the last sale price on March 24, 1997, was approximately $9,802,758.

      As of March 24, 1997, there were outstanding 2,928,867 shares of the Registrant's Class A Common Stock, par value $1.00 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporates by reference information from the Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders.

                            P & F INDUSTRIES, INC.

                                   FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996


                               TABLE OF CONTENTS

                                                                          PAGE
                                    PART I                                ----

Item 1.     Business                                                     1 - 3

Item 2.     Properties                                                       4

Item 3.     Legal Proceedings                                                4

Item 4.     Submission of Matters to a Vote of Security Holders              4


                                    PART II

Item 5.     Market for Registrant's Common Equity and Related
              Stockholder Matters                                            4

Item 6.     Selected Financial Data                                          5

Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       6 - 10

Item 8.     Financial Statements and Supplementary Data                11 - 34

Item 9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosures                          35


                                   PART III

Item 10.    Directors and Executive Officers of the Registrant              35

Item 11.    Executive Compensation                                          35

Item 12.    Security Ownership of Certain Beneficial Owners
              and Management                                                35

Item 13.    Certain Relationships and Related Transactions                  35


                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                      36 - 41

            Signatures                                                      38

                                    PART I

ITEM 1.     BUSINESS

      P & F Industries, Inc. (the "Company") conducts its business operations through two wholly-owned subsidiaries. Florida Pneumatic Manufacturing Corporation ("Florida Pneumatic") is engaged in the importation, manufacture and sale of pneumatic hand tools, primarily for the industrial and retail markets, and the manufacture and sale of air filters. Florida Pneumatic also markets, through its Berkley Tool division ("Berkley"), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely used brand of pipe cutting and threading machines. Embassy Industries, Inc. ("Embassy") is engaged in the manufacture and sale of baseboard and radiant heating products. Embassy also imports, assembles and packages a line of small hardware items through its Franklin Hardware division ("Franklin"). Note 11 of the Notes to Consolidated Financial Statements presents financial information for the segments of the Company's business.

      Florida Pneumatic has two major customers, Sears, Roebuck and W.W. Grainger, which accounted for 37.4%, 31.4% and 38.9% and 10.8%, 10.8% and 10.7% of consolidated net sales for the years ended December 31, 1996, 1995 and 1994, respectively.

FLORIDA PNEUMATIC

      Florida Pneumatic imports or manufactures approximately fifty types of pneumatic hand tools, most of which are sold at prices ranging from $50 to $1,000, under the names "Florida Pneumatic", "Universal Tool" and "Fuji", as well as under the trade names or trademarks of several private label customers. These tools are similar in appearance and function to electric hand tools such as sanders, grinders, drills, saws and impact wrenches but are powered by compressed air, rather than directly by electricity. Air tools, as they are also called, are generally less expensive to operate, offer better performance and are lighter in weight than their electrical counterparts.

      Most of Florida Pneumatic's sales are of pneumatic tools imported from Japan, along with sales of some products imported from Taiwan and mainland China. Florida Pneumatic manufactures high speed rotary and reciprocating pneumatic tools at its factory in Jupiter, Florida and also manufactures and imports air filters.

      Products are sold to distributors, retailers and private label customers through in-house sales personnel and manufacturers' representatives. Typical users of Florida Pneumatic's hand tools include industrial maintenance and production staffs, do-it-yourself mechanics, automobile mechanics and auto body repairmen.

      The primary competitive factors in the pneumatic tool market are price, service and brand-name awareness.

      Two customers accounted for 67.5% of Florida Pneumatic's net sales in 1996. Relationships with these customers remain excellent. The loss of a third major customer in late 1995 had no significant impact on Florida Pneumatic's earnings, because of increased sales to existing customers and reductions, begun in early 1995, of related overhead and other costs.

      Berkley markets a product line consisting of pipe and bolt dies, pipe taps, pipe and tubing cutter wheels, wrenches and replacement electrical components for a widely used brand of pipe cutting and threading machines. Florida Pneumatic markets Berkley's products through industrial distributors and contractors.

      Florida Pneumatic's products are sold off the shelf and no material backlog of orders exists. The business is not seasonal, but it may be subject to significant periodic changes resulting from occasional sales promotions by customers.

      Florida Pneumatic purchases significant amounts of pneumatic tools from two foreign suppliers. Other sources are available. However, the loss of either supplier could cause a temporary disruption in the flow of products, possibly creating an adverse effect on operating results.

EMBASSY

      Embassy's baseboard heating products are sold nationally under the Embassy name and under its Panel-Track and System 6 trademarks, for use in hot-water heating systems installed in single family homes, multi-unit dwellings and commercial and industrial buildings. Products are sold principally to wholesalers by manufacturers' representatives and in-house sales support personnel. Embassy's products are also sold to other manufacturers for incorporation into their products and for distribution on a private label basis.

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

      At the end of 1994, Embassy introduced a hot-water radiant heating system. Radiant heating systems are different from baseboard heating systems in that the heating systems are generally installed in floors and radiate heat provided by hot water circulating in plastic tubing installed beneath the surface of the floor. These systems include the tubing, manifolds, controls and installation supplies. Embassy also provides computer software which aids in the design of the system. Sales of this product accounted for 10.3% of Embassy's total heating equipment sales in 1996.

      Baseboard and radiant heating systems compete with forced hot-air and electric heat systems. Electric systems are generally more expensive to operate. Forced hot-air systems are noisier, sometimes cause discomfort from fluctuations in temperature as the furnace cycles on and off and do not distribute warm air uniformly within the room. Hot-water systems are generally more expensive to install. Accordingly, baseboard and radiant heating systems are more widely used in custom and higher priced homes and in colder sections of the country. Since Embassy's products are primarily used in new installations, its sales are related to new housing starts.

      Embassy's baseboard heating products are sold off the shelf and no material backlog of orders exists. Raw materials are readily available. The business is seasonal, with approximately 61.0% of Embassy's heating equipment sales coming in the last six months of the year.

      The primary competitive factors in the baseboard and radiant heating market are quality, price, service and brand-name awareness.

      The Franklin division of Embassy imports, assembles and packages approximately 135 types of hardware products, including door knobs, locks, door viewers, hinges, clothesline pulleys, rope tighteners and fire escape ladders. Products generally range in price from under $1.00 to $30.00 and are sold to retailers, wholesalers and private label accounts through manufacturers' representatives and in-house sales support personnel. Nearly all of Franklin's sales are of products imported from the Far East. Three customers accounted for approximately 51.4% of Franklin's sales in 1996, with each doing approximately the same volume.

      The primary competitive factors in the hardware business are price, service, skill in packaging and point-of-sale marketing.

      Franklin's products are sold off the shelf and no material backlog of orders exists. Sources of imported products are readily available. Franklin's business is not seasonal.

EMPLOYEES

      The Company employed approximately 168 persons as of December 31, 1996, including 4 at corporate headquarters. The 80 employees of the pneumatic tool operation are not represented by a union. Of the 84 persons employed in the heating equipment and hardware operations, 59 factory workers are covered by a single-employer union contract. The heating equipment union contract expires on November 30, 1998. The Company believes that its relations with its employees are satisfactory.

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

                                    PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS.

      The Company's Class A Common Stock trades on the Nasdaq Stock Market. The price range of the Company's Class A Common Stock during the last two fiscal years was as follows:

            1996                          HIGH               LOW
            ----                          ----               ---
       First Quarter                   $ 3 1/8            $ 2 3/8
       Second Quarter                    3 1/2              2 5/8
       Third Quarter                     3 9/16             2 9/16
       Fourth Quarter                    4 1/8              3 1/8

            1995                          HIGH               LOW
            ----                          ----               ---
       First Quarter                   $ 2 3/8            $ 1 15/16
       Second Quarter                    2 1/2              2 3/16
       Third Quarter                     2 1/2              2 1/4
       Fourth Quarter                    2 3/4              2 3/8

      As of March 21, 1997, there were approximately 3,800 holders of record of the Company's Class A Common Stock.

      The Company has not declared any cash dividends on its Class A Common Stock since its incorporation in 1962 and has no plans to declare any cash dividends in the immediate future. At December 31, 1996, the Company had 263,345 shares of $1 Cumulative Preferred Stock outstanding. All dividends on the preferred stock have been paid to date. On January 30, 1997, the Company redeemed all of the outstanding shares of the preferred stock at the par value of $10 per share.

ITEM 6.     SELECTED FINANCIAL DATA

                       P & F INDUSTRIES, INC. AND SUBSIDIARIES

                        SELECTED CONSOLIDATED FINANCIAL DATA
                       =======================================

      The following selected consolidated financial data has been derived from the audited consolidated financial statements of P & F Industries, Inc. and subsidiaries. The selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

                                                                YEAR ENDED DECEMBER 31,
                                      ---------------------------------------------------------------------------
                                          1996            1995            1994            1993            1992
                                      -----------     -----------     -----------     -----------     -----------

Net sales                             $42 650 342     $42 645 954     $44 842 790     $40 355 311     $34 468 741
                                      ===========     ===========     ===========     ===========     ===========

Income from continuing operations     $ 1 953 287     $ 1 491 975     $ 1 233 356     $   695 866     $   320 927
                                      ===========     ===========     ===========     ===========     ===========

Income from continuing operations
  per share of common stock:
    Primary                           $       .52     $       .38     $       .30     $       .19     $       .04
                                      ===========     ===========     ===========     ===========     ===========
    Fully diluted                     $       .51     $       .38     $       .30     $       .19     $       .04
                                      ===========     ===========     ===========     ===========     ===========

Total assets                          $31 331 643     $35 415 672     $33 013 300     $35 899 164     $35 555 176
                                      ===========     ===========     ===========     ===========     ===========

Long-term obligations                 $ 5 288 570     $ 7 414 181     $ 7 767 625     $ 8 208 245     $ 8 469 386
                                      ===========     ===========     ===========     ===========     ===========

Cash dividends declared per
  common share                        $        --     $        --     $        --     $        --     $        --
                                      ===========     ===========     ===========     ===========     ===========

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

1996 COMPARED TO 1995

      Consolidated revenues were virtually unchanged, with an increase of less than 1%, from $43,047,601 to $43,078,371. Revenues from pneumatic tools and related equipment decreased 3.6%, from $31,989,783 to $30,836,616. The decrease in these revenues was caused by the loss in late 1995 of one large customer, to whom sales were approximately $1,688,000 in 1995, and by the one-time sale to a new customer of approximately $2,337,000 in the fourth quarter of 1995. Approximately 71% of the decrease in these revenues was offset by higher sales to existing and new customers. Selling prices were approximately 1.3% higher in 1996 than in 1995.

      Heating equipment revenues increased 8.5%, from $7,530,770 to $8,171,330. Approximately half of the increase was due to increased sales of radiant heating products. The balance was due to increased baseboard sales, aided by a 2% increase in selling prices.

      Hardware revenues increased 14.2%, from $3,531,783 to $4,033,686, due to increased sales to existing customers. Hardware selling prices were unchanged during the year.

      Consolidated gross profit, as a percentage of revenues, increased from 32.6% to 33.4%. Gross profit on pneumatic tools and related equipment increased from 32.6% to 33.8%, due to the increased selling prices and a more favorable exchange rate of the dollar compared to the Japanese yen, which reduced the cost of imported product. These improvements in gross profit were partially offset by a less favorable product mix. Gross profit from heating equipment increased slightly, from 34.2% to 34.7%. Higher selling prices essentially offset higher material costs. Gross profit from hardware decreased from 29.4% to 26.7%, due to a less favorable product mix.

      Consolidated selling, general and administrative expenses decreased 2.2%, from $10,056,193 to $9,839,977. Of the total decrease, $163,200 was attributable to a charge against operations in 1995 for the amount paid for the cancellation of options to purchase 192,000 shares of common stock. As a percentage of revenues, selling, general and administrative expenses decreased from 23.4% to 22.8%.

       Interest expense decreased 26.2%, from $1,021,400 to $754,069, due to a decrease in average loans outstanding.

      The effective tax rates for the years ended December 31, 1996 and 1995 were 38.7% and 36.4%, respectively. See Note 8 of the Notes to Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company gauges its liquidity and financial stability by the measurements shown in the following table:

                                           DECEMBER 31,
                                  ------------------------------
                                  1996         1995         1994
                                  ----         ----         ----
                            (amounts in thousands, except for ratios)

  Working Capital               $15,682      $15,838      $14,940

  Current Ratio                3.35 to 1    2.54 to 1    2.70 to 1

  Shareholders' Equity          $19,382      $17,692      $16,463

      During 1996, accounts receivable decreased by $2,990,170. This decrease was the result of the collection of the unusually high level of accounts receivable at December 31, 1995, including approximately $2,337,000 from one-time sales to a customer in December 1995. Also during 1996, inventories decreased $3,783,711. The funds provided by these decreases in accounts receivable and inventories were used to pay down all of the Company's short-term borrowings during the year. This decrease in short-term borrowings of $4,233,753 contributed to the increase in the Company's current ratio.

      During 1995, accounts receivable increased by $841,863 as a result of greater sales volume in the month of December 1995. Also during 1995, inventories increased $1,827,338, because of changes in sales product mix. The relatively long lead times in the purchasing cycle often result in delays in reacting to changes in the product mix of sales.

      The Company owns, subject to a mortgage, a 36,000 square foot facility in New Hyde Park, New York. This building is currently being leased to a former subsidiary of the Company. The lease expires on October 31, 1997. The tenant has an option, which expires on June 23, 1997, to purchase the facility for the amount outstanding on the mortgage. If this option is not exercised, the Company intends to sell the facility at the end of the lease. A final mortgage payment of approximately $1,740,000 is due in November 1997. The balance outstanding at December 31, 1996 on this mortgage, $1,769,239, has been classified as a current liability.

      The Company's credit facilities provide a line of credit totalling $18,000,000. Of this amount, $14,000,000 is available for direct loans, letters of credit and bankers' acceptances. At December 31, 1996, there were no loans outstanding against this line of credit. There was a commitment at December 31, 1996 of approximately $1,615,000 for as yet unused letters of credit. In addition, at December 31, 1996, approximately $815,000 of the Company's credit facility was used to secure accounts payable. The total line of credit also includes $4,000,000 earmarked for acquisitions subject to the lending bank's approval. The Company's credit facilities also provide the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding at December 31, 1996 was approximately $1,610,000.

      The Company's credit facilities agreement is subject to annual review by the lending bank. Under this agreement, the Company is required to adhere to certain financial covenants. At December 31, 1996, and for the year then ended, the Company satisfied all of these covenants.

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

      Capital spending was approximately $278,000, $403,000 and $212,000 in 1996, 1995 and 1994, respectively. The total amount in each year was provided from working capital. Capital expenditures for 1997 are expected to total approximately $835,000, some of which may be financed. Included in this amount are expenditures relating to new products as well as expenditures relating to the replacement or upgrading of old equipment.

      On January 30, 1997, the Company redeemed all of its outstanding preferred stock at the par value of $10 per share. The funds used for this redemption, totalling $2,633,450, were derived from working capital.

      On March 31, 1995, Florida Pneumatic purchased the assets and business of Intech Industries, Inc. ("Intech") for cash totalling $206,000. Intech is a domestic manufacturer and importer of air filters used on air compressors. The operations of Intech have been merged with the operations of Florida Pneumatic.

      On February 15, 1995, Florida Pneumatic purchased the assets and business of Tradesman Tool Co., Inc. ("Tradesman") for cash totalling approximately $547,000. Tradesman is a domestic manufacturer of heavy-duty pipe wrenches. The operations of Tradesman have been merged with the operations of Florida Pneumatic.

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

      The Company continues to conduct an extensive acquisition search. The funds for an acquisition will be provided by working capital and existing credit facilities, including the $4,000,000 credit facility earmarked for acquisitions referred to above. The total funds available, including cash derived from operations, will be approximately $9,000,000.

NEW ACCOUNTING PRONOUNCEMENT

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is effective for fiscal years ending after December 15, 1997. The Company will adopt Statement No. 128 for the year ended December 31, 1997. Note 14 of the Notes to Consolidated Financial Statements presents the pro forma effects of the adoption of Statement No. 128 for the year ended December 31, 1996.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                            AND SUPPLEMENTARY DATA

                                                                          PAGE
                                                                          ----

  Report of Independent Certified Public Accountants                        12

  Consolidated Balance Sheets as of December 31, 1996
    and 1995                                                           13 - 14

  Consolidated Statements of Income for each of
    the three years ended December 31, 1996, 1995
    and 1994                                                                15

  Consolidated Statements of Shareholders' Equity for
    each of the three years ended December 31, 1996,
    1995 and 1994                                                           16

  Consolidated Statements of Cash Flows for each of
    the three years ended December 31, 1996,
    1995 and 1994                                                      17 - 18

  Notes to Consolidated Financial Statements                           19 - 34

  Schedule II - Valuation and Qualifying Accounts for
    each of the three years ended December 31, 1996,
    1995 and 1994                                                           37

                 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
 and the Shareholders of
 P & F Industries, Inc.
Farmingdale, New York

We have audited the accompanying consolidated balance sheets of P & F Industries, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of P & F Industries, Inc. and subsidiaries at December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


/s/ BDO Seidman, LLP

BDO Seidman, LLP

New York, New York
March 27, 1997

                       P & F INDUSTRIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                       =======================================

                                                        DECEMBER 31,
                                                ---------------------------
                  ASSETS                            1996           1995
                                                ------------   ------------
CURRENT:
  Cash                                          $  4 558 135   $  1 224 603
  Accounts receivable, less allowance
    for uncollectibles of $370,410 and
    $350,684 (Note 3)                              6 113 259      9 163 246
  Inventories (Notes 2 and 3)                     11 119 850     14 903 561
  Deferred income taxes (Note 8)                     211 000        154 000
  Prepaid expenses and other assets                  300 850        367 988
  Note receivable from officer                        40 000         65 000
                                                ------------   ------------

         TOTAL CURRENT ASSETS                     22 343 094     25 878 398
                                                ------------   ------------

PROPERTY AND EQUIPMENT (Notes 3 and 4):
  Land                                               993 020        993 020
  Buildings and improvements                       4 505 889      4 505 889
  Machinery and equipment                          5 246 699      5 394 134
                                                ------------   ------------
                                                  10 745 608     10 893 043

  Less accumulated depreciation
    and amortization                               4 965 956      4 760 074
                                                ------------   ------------

         NET PROPERTY AND EQUIPMENT                5 779 652      6 132 969
                                                ------------   ------------

DEFERRED INCOME TAXES (Note 8)                       175 000        269 000
                                                ------------   ------------
GOODWILL, net of accumulated amortization
  of $927,334 in 1996 and $828,946 in 1995         2 886 433      2 984 821
                                                ------------   ------------

OTHER ASSETS, net of accumulated
  amortization of $34,659 in 1996
  and $518,663 in 1995                               147 464        150 484
                                                ------------   ------------

                                                $ 31 331 643   $ 35 415 672
                                                ============   ============

          See accompanying summary of accounting policies and notes to consolidated financial statements.

                       P & F INDUSTRIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                       =======================================

                                                        DECEMBER 31,
                                                ---------------------------
  LIABILITIES AND SHAREHOLDERS' EQUITY              1996           1995
                                                ------------   ------------
CURRENT LIABILITIES:
  Short-term borrowings (Note 3)                $         --   $  4 233 753
  Accounts payable                                 2 661 589      3 499 174
  Accruals:
    Compensation                                   1 069 564        983 088
    Other                                          1 012 467      1 239 782
  Current maturities of long-term
    debt (Note 4)                                  1 917 691        353 874
                                                ------------   ------------
         TOTAL CURRENT LIABILITIES                 6 661 311     10 309 671

LONG-TERM DEBT, less current
  maturities (Note 4)                              3 919 370      6 044 981

SUBORDINATED DEBENTURES (Note 5)                   1 369 200      1 369 200
                                                ------------   ------------
         TOTAL LIABILITIES                        11 949 881     17 723 852
                                                ------------   ------------

COMMITMENTS AND CONTINGENCIES
  (Notes 3 and 10)

SHAREHOLDERS' EQUITY (Notes 6 and 7):
  Preferred stock, $10 par, cumulative;
    shares authorized 2,000,000; issued
    and outstanding 263,345                        2 633 450      2 633 450
  Common stock:
    Class A - $1 par; shares authorized
      7,000,000; outstanding 2,928,867             2 928 867      2 928 867
    Class B - $1 par; shares authorized
      2,000,000                                           --             --
  Additional paid-in capital                       7 607 614      7 607 614
  Retained earnings                                6 211 831      4 521 889
                                                ------------   ------------
         TOTAL SHAREHOLDERS' EQUITY               19 381 762     17 691 820
                                                ------------   ------------

                                                $ 31 331 643   $ 35 415 672
                                                ============   ============

          See accompanying summary of accounting policies and notes to consolidated financial statements.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                     =======================================

                                             YEAR ENDED DECEMBER 31,
                                     ----------------------------------------
                                         1996          1995          1994
                                     ------------  ------------  ------------
REVENUES (Note 11):
  Net sales                          $ 42 650 342  $ 42 645 954  $ 44 842 790
  Other                                   428 029       401 647       232 392
                                     ------------  ------------  ------------
                                       43 078 371    43 047 601    45 075 182
                                     ------------  ------------  ------------

COSTS AND EXPENSES:
  Cost of sales                        28 698 300    29 015 050    31 446 604
  Selling, administrative
    and general                         9 839 976    10 056 193     9 973 728
  Interest - net                          754 069     1 021 400     1 060 305
  Depreciation                            598 739       608 983       583 189
                                     ------------  ------------  ------------
                                       39 891 084    40 701 626    43 063 826
                                     ------------  ------------  ------------

INCOME BEFORE TAXES ON INCOME           3 187 287     2 345 975     2 011 356

  TAXES ON INCOME (Note 8)              1 234 000       854 000       778 000
                                     ------------  ------------  ------------

NET INCOME                           $  1 953 287  $  1 491 975  $  1 233 356
                                     ============  ============  ============

PREFERRED DIVIDENDS                  $    263 345  $    263 345  $    263 345
                                     ============  ============  ============

NET INCOME AVAILABLE
  TO COMMON SHAREHOLDERS             $  1 689 942  $  1 228 630  $    970 011
                                     ============  ============  ============

WEIGHTED AVERAGE COMMON SHARES
  AND COMMON SHARE EQUIVALENTS:
    PRIMARY                             3 240 419     3 312 635     3 253 149
                                        =========     =========     =========

    FULLY DILUTED                       3 334 205     3 312 280     2 253 965
                                        =========     =========     =========

EARNINGS PER SHARE OF COMMON STOCK:
  PRIMARY                                  $  .52        $  .38        $  .30
                                           ======        ======        ======

  FULLY DILUTED                            $  .51        $  .38        $  .30
                                           ======        ======        ======

          See accompanying summary of accounting policies and notes to consolidated financial statements.

               P & F INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           ===============================================

                                           PREFERRED STOCK,         CLASS A COMMON
                                         $10 PAR - CUMULATIVE       STOCK - $1 PAR        ADDITIONAL
YEARS ENDED DECEMBER 31,                 --------------------   ----------------------     PAID-IN       RETAINED
  1994, 1995 AND 1996                     SHARES     AMOUNT       SHARES      AMOUNT       CAPITAL       EARNINGS
------------------------                 -------  -----------   ---------  -----------   -----------   -----------
BALANCE, January 1, 1994                 263 345  $ 2 633 450   2 928 867  $ 2 928 867   $ 7 607 614   $ 2 352 537

  Net income for the year ended
    December 31, 1994                         --           --          --           --            --     1 233 356

  Redemption of shareholders' rights          --           --          --           --            --       (29 289)

  Dividends on preferred stock                --           --          --           --            --      (263 345)
                                         -------  -----------   ---------  -----------   -----------   -----------
BALANCE, December 31, 1994               263 345    2 633 450   2 928 867    2 928 867     7 607 614     3 293 259

  Net income for the year ended
    December 31, 1995                         --           --          --           --            --     1 491 975

  Dividends on preferred stock                --           --          --           --            --      (263 345)
                                         -------  -----------   ---------  -----------   -----------   -----------
BALANCE, December 31, 1995               263 345    2 633 450   2 928 867    2 928 867     7 607 614     4 521 889

  Net income for the year ended
    December 31, 1996                         --           --          --           --            --     1 953 287

  Dividends on preferred stock                --           --          --           --            --      (263 345)
                                         -------  -----------   ---------  -----------   -----------   -----------
BALANCE, December 31, 1996               263 345  $ 2 633 450   2 928 867  $ 2 928 867   $ 7 607 614   $ 6 211 831
                                         =======  ===========   =========  ===========   ===========   ===========


   See accompanying summary of accounting policies and notes to consolidated financial statements.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     =======================================

                                                 YEAR ENDED DECEMBER 31,
                                        ---------------------------------------
                                            1996          1995          1994
                                        -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                            $ 1 953 287   $ 1 491 975   $ 1 233 356
                                        -----------   -----------   -----------
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization         771 553       889 305       822 476
      Provision for losses on
        accounts receivable                  59 817        77 307        99 996
      Deferred income taxes                  37 000       341 000       722 000
      Loss (gain) on disposal
        of fixed assets                       3 446       (12 100)       (2 000)
  Decrease (increase):
    Accounts receivable                   2 990 170      (841 863)   (1 411 817)
    Inventories                           3 783 711    (1 827 338)     (562 080)
    Prepayments and other items              86 634       254 654      (293 849)
    Net assets of discontinued operation         --            --      (577 746)
    Other assets                            (36 676)       12 425       (99 030)
  Increase (decrease):
    Accounts payable                       (837 585)      546 691    (4 639 267)
    Accruals                               (140 839)      251 672       355 870
                                        -----------   -----------   -----------
        Total adjustments                 6 717 231      (308 247)   (5 585 447)
                                        -----------   -----------   -----------
          Net cash provided by
           (used in) operating
           activities                     8 670 518     1 183 728    (4 352 091)
                                        -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment                --        12 300         3 000
  Capital expenditures                     (278 094)     (402 403)     (212 254)
  Proceeds from sale of discontinued
    operation                                    --            --     3 500 000
  Purchase of assets of Tradesman
    Tool Co., Inc. and Intech
    Industries, Inc.                             --      (752 959)           --
                                        -----------   -----------   -----------
          Net cash (used in)
           provided by investing
           activities                      (278 094)   (1 143 062)    3 290 746
                                        -----------   -----------   -----------

            See accompanying summary of accounting policies and notes
                      to consolidated financial statements.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                     =======================================

                                                 YEAR ENDED DECEMBER 31,
                                        ---------------------------------------
                                            1996          1995          1994
                                        -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings    12 661 696    16 310 783    19 292 591
  Repayments of short-term borrowings   (16 895 449)  (15 591 320)  (18 110 764)
  Proceeds from mortgage                  2 062 500            --     2 343 400
  Principal payments on long-term debt   (2 624 294)     (344 084)   (3 068 416)
  Dividends paid on preferred stock        (263 345)     (263 345)     (263 345)
  Redemption of shareholders' rights             --            --       (29 289)
                                        -----------   -----------   -----------
          Net cash (used in)
           provided by financing
           activities                    (5 058 892)      112 034       164 177
                                        -----------   -----------   -----------

NET INCREASE (DECREASE) IN CASH           3 333 532       152 700      (897 168)

CASH AT BEGINNING OF YEAR                 1 224 603     1 071 903     1 969 071
                                        -----------   -----------   -----------

CASH AT END OF YEAR                     $ 4 558 135   $ 1 224 603   $ 1 071 903
                                        ===========   ===========   ===========

            See accompanying summary of accounting policies and notes
                      to consolidated financial statements.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements contained herein include the accounts of P & F Industries, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

      The Company conducts its business operations through two wholly-owned subsidiaries. Florida Pneumatic Manufacturing Corporation ("Florida Pneumatic") is engaged in the importation, manufacture and sale of pneumatic hand tools, primarily for the industrial and retail markets, and the manufacture and sale of air filters. Florida Pneumatic also markets, through its Berkley Tool division ("Berkley"), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely used brand of pipe cutting and threading machines. Embassy Industries, Inc. ("Embassy") is engaged in the manufacture and sale of baseboard and radiant heating products. Embassy also imports, assembles and packages a line of small hardware items through its Franklin Hardware division ("Franklin"). Note 11 of the Notes to Consolidated Financial Statements presents financial information for the segments of the Company's business.

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

FINANCIAL INSTRUMENTS

      The carrying amounts of financial instruments, including cash and short-term debt, approximated fair value as of December 31, 1996 and 1995, because of the relatively short-term maturity of these instruments. The carrying value of long-term debt, including the current portion, approximated fair value as of December 31, 1996 and 1995, based upon quoted market prices for the same or similar debt issues.

      At December 31, 1996, the Company had foreign currency forward contracts, maturing in 1997, to purchase approximately $1,610,000 in Japanese yen at contracted forward rates.

      The Company enters into foreign currency forward contracts as a hedge against foreign accounts payable. At December 31, 1996, gains and losses on such contracts were included in the measurement of the related foreign currency transactions and reflected in the cost of sales. The Company does not hold or issue financial instruments for trading purposes.

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                  ==========================================

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

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

           Buildings and improvements       10 - 30 years
           Machinery and equipment           3 - 12 years

LONG-LIVED ASSETS

      In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which is effective for fiscal years beginning after December 31, 1995, with earlier application encouraged. The Company adopted Statement No. 121 for the year ended December 31, 1995. The adoption of Statement No. 121 did not have a material effect on the consolidated financial statements.

GOODWILL

      The excess of the purchase price over fair value of net assets of acquired businesses arises from business combinations accounted for as purchases and is amortized on a straight-line basis over 40 years.

      The Company's operational policy for the assessment and measurement of any impairment in the value of excess of cost over net assets acquired which is other than temporary is to evaluate the recoverability and remaining life of its goodwill and determine whether the goodwill should be completely or partially written off or the amortization period accelerated. The Company will recognize an impairment of goodwill if undiscounted estimated future operating cash flows of the acquired businesses are determined to be less than the carrying amount of goodwill. If the Company determines that goodwill has been impaired, the measurement of the impairment will be equal to the excess of the carrying amount of the goodwill over the amount of the undiscounted estimated operating cash flows. If an impairment of goodwill were to occur, the Company would reflect the impairment through a reduction in the carrying value of goodwill.

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)
                   =========================================

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

TAXES ON INCOME

      P & F Industries, Inc. and its subsidiaries file a consolidated Federal tax return and separate state and local tax returns.

      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of any change in the tax rate is recognized in income in the period that includes the enactment date of such change.

EARNINGS PER SHARE

      Primary and fully diluted earnings per share are computed using the treasury stock method. Under this method, the aggregate number of shares outstanding reflects the assumed use of proceeds from the hypothetical exercise of the outstanding options and warrants to repurchase shares of common stock.

      In calculating the purchase price of common stock, the average market value for the period is used for primary earnings per share and the greater of the average or ending market value for the period is used for fully diluted earnings per share.

      Net income or loss is adjusted for preferred dividends in computing the net income or loss attributable to the common stock.

                        P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      ==========================================

NOTE 2 - INVENTORIES

      Inventories consist of:
                                                        DECEMBER 31,
                                                ---------------------------
                                                    1996           1995
                                                ------------   ------------
         Raw materials                          $  2 722 309   $  3 476 355
         Work-in-process                             735 792        423 114
         Finished goods                            7 661 749     11 004 092
                                                ------------   ------------
                                                $ 11 119 850   $ 14 903 561
                                                ============   ============

NOTE 3 - SHORT-TERM BORROWINGS

      The Company's credit facilities provide a line of credit totalling $18,000,000. Of this amount, $14,000,000 is available for direct loans, letters of credit and bankers' acceptances. At December 31, 1996, there were no loans outstanding against this line of credit. There was a commitment at December 31, 1996 of approximately $1,615,000 for as yet unused letters of credit. In addition, at December 31, 1996, approximately $815,000 of the Company's credit facility was used to secure accounts payable. The total line of credit also includes $4,000,000 earmarked for acquisitions subject to the lending bank's approval. The Company's credit facilities also provide the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding at December 31, 1996 was approximately $1,610,000.

      Borrowings under the Company's line of credit bear interest at approximately the prime rate and are secured by the accounts receivable, inventory and equipment of the Company. These borrowings are also crossguaranteed by the parent company and each of the subsidiaries.

      The Company's credit facilities agreement is subject to annual review by the lending bank. Under this agreement, the Company is required to adhere to certain financial covenants. At December 31, 1996, and for the year then ended, the Company satisfied all of these covenants.

                         P & F INDUSTRIES, INC. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (CONTINUED)
                       ==========================================

NOTE 4 - LONG-TERM DEBT

     Long-term debt consists of:
                                                           DECEMBER 31,
                                                    -------------------------
                                                        1996          1995
                                                    -----------   -----------

Mortgage loan - $9,095 payable monthly
  (plus interest at 1/2% above prime)
  through February 1999, when a final
  payment of approximately $1,798,000
  is due. (a)(b)                                    $ 2 034 170   $ 2 152 405

Mortgage loan - variable amounts payable
  monthly (including interest at a
  variable rate) through May 2006, when a
  payment of the entire balance of
  unpaid principal
  and interest is due. (a)(c)                         2 033 652            --

Mortgage loan - paid April 1996. (d)                         --     2 216 650

Mortgage loan - $18,143 payable monthly
  (including interest at 10.65% per annum)
  through October 1997, when a final payment
  of approximately $1,740,000 is due. (a)             1 769 239     1 796 913

Term loan - paid December 1996. (e)                          --       232 887
                                                    -----------   -----------
                                                      5 837 061     6 398 855
Less current maturities                               1 917 691       353 874
                                                    -----------   -----------
                                                    $ 3 919 370   $ 6 044 981
                                                    ===========   ===========

----------
(a) These mortgages payable relate to the land and buildings of the Company's subsidiaries. Property with a net book value of approximately $3,860,000 is pledged as collateral.
(b)   The prime interest rate at December 31, 1996 was 8.25%.
(c) Payments of $17,149 are due monthly on this mortgage through May 1997. Payments thereafter will be recomputed annually and will be based on the variable interest rate then in effect. The mortgagee has certain privileges through June 1998 to convert the variable rate of interest to a fixed rate.
(d)   This mortgage was refinanced in April 1996.
(e) The original maturity date of this loan was October 1998. The balance of this loan was prepaid in December 1996.

      The aggregate amounts of the long-term debt scheduled to mature in each of the years ended December 31, are as follows: 1997 - $1,917,691; 1998 - $158,752;
1999 - $1,869,577; 2000 - $58,097; 2001 - $62,869; 2002 and thereafter -
$1,770,075.

                       P & F INDUSTRIES, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)
                     ==========================================

NOTE 5 - SUBORDINATED DEBENTURES

      The Company's 13.75% Subordinated Debentures are unsecured general obligations of the Company and are subordinate to all existing and future senior indebtedness of the Company. Interest on the Debentures is payable in arrears semi-annually. The Company has the option to redeem the Debentures, at the principal amount, at any time prior to the fixed due date of January 1, 2017.

NOTE 6 - CAPITAL STOCK TRANSACTIONS

      The Company's preferred stock paid quarterly dividends of 10% per annum. On January 30, 1997, the Company redeemed all of the outstanding shares of the preferred stock at the par value of $10 per share.

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

NOTE 7 - STOCK OPTIONS AND WARRANTS

      In 1992, the Company adopted an incentive stock option plan (as amended) which authorizes the issuance, to employees and directors, of options to purchase a maximum of 1,100,000 shares of Class A Common Stock. These options must be issued within ten years of the effective date of the plan and are exercisable for a ten year period from the date of grant at prices not less than 100% of the market value of the common stock on the date the option is granted. Options granted to any 10% shareholder are exercisable for a five year period from the date of the grant at prices not less than 110% of the market value of the common stock on the date the option is granted.

      The Company applies the Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for the incentive stock option plan. Under APB Opinion 25, no compensation cost is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ==========================================

NOTE 7 - STOCK OPTIONS AND WARRANTS (continued)

      Statement No. 123 of the Financial Accounting Standards Board, "Accounting for Stock-Based Compensation", which is effective for transactions entered into after December 15, 1995, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value method prescribed by Statement No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995: no dividends paid for all years; expected volatility of 40.0%; risk-free interest rate of 5.5%; and an expected life of 4.0 years.

      The effect of the adoption of the accounting provisions of Statement No. 123 on the Company's net income and earnings per share was not material.

      The following table contains information on stock options for the three years ended December 31, 1996:

                                                    Exercise     Weighted
                                                      price       average
                                      Option          range      exercise
                                      shares        per share      price
                                   --------------------------------------
                                                        $            $
      Outstanding and exercisable
        January 1, 1994              1 163 200     1.44 to 2.06     1.82
      Granted                          308 500     1.94 to 1.99     1.98
      Cancelled                       (450 000)        2.06         2.06
      Exercised                             --          --            --
      Expired                          (80 000)    1.50 to 1.88     1.52
                                     ---------
      Outstanding and exercisable
        December 31, 1994              941 700     1.44 to 2.06     1.78
      Granted                           50 000         2.61         2.61
      Cancelled                       (192 000)        1.65         1.65
      Exercised                             --          --            --
      Expired                          (51 000)    1.50 to 2.06     2.05
                                     ---------
      Outstanding and exercisable
        December 31, 1995              748 700     1.44 to 2.61     1.85
      Granted                               --          --            --
      Cancelled                             --          --            --
      Exercised                             --          --            --
      Expired                           (7 500)    1.84 to 1.94     1.92
                                     ---------
      Outstanding and exercisable
        December 31, 1996              741 200     1.44 to 2.61     1.85
                                     =========

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ==========================================

NOTE 7 - STOCK OPTIONS AND WARRANTS (continued)

      The following table summarizes information about stock options outstanding and exercisable at December 31, 1996:

                                                  Weighted
                                                   average        Weighted
                            Outstanding and       remaining        average
     Range of               exercisable at       contractual      exercise
       exercise prices     December 31, 1996     life (years)       price
     -----------------     -----------------     ------------     --------
     $1.58                       35 000              1.4            $1.58

     $1.99                      250 000              2.5            $1.99

     $1.50 to $2.61             387 700              3.4            $1.79

     $1.44                       15 000              7.6            $1.44

     $1.94                       53 500              8.0            $1.94
                                -------
     $1.44 to $2.61             741 200              3.4            $1.85
                                =======

      There were options available for issuance under the plan as of December 31 of each year as follows: 1994 - 741,500; 1995 - 691,500 and 1996 - 696,500. Of
the 741,200 options outstanding at December 31, 1996, 403,500 options were issued under the current plan and 337,700 options were issued under a previous plan.

      On October 11, 1995, the Company recorded a charge against operations of $163,200, the amount paid for the cancellation of options to purchase 192,000 shares of common stock. These options had been granted to Sidney Horowitz, the former Chairman of the Board of the Company.

      At December 31, 1994, 1995 and 1996, the Company had warrants outstanding for the purchase of 70,000 shares of Class A common stock. These warrants have an exercise price of $1.50 per warrant and they expire on December 31, 1997.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ==========================================

NOTE 8 - TAXES ON INCOME

      Provisions for taxes on income in the consolidated statements of income consist of the following:

                                               YEAR ENDED DECEMBER 31,
                                          ----------------------------------
                                             1996        1995        1994
                                          ----------  ----------  ----------
       Current:
         Federal                          $1 089 000  $  437 000  $       --
         State and local                     108 000      76 000      56 000
                                          ----------  ----------  ----------
           Total current                   1 197 000     513 000      56 000
                                          ----------  ----------  ----------
       Deferred:
         Federal                              41 000     337 000     721 000
         State and local                      (4 000)      4 000       1 000
                                          ----------  ----------  ----------
           Total deferred                     37 000     341 000     722 000
                                          ----------  ----------  ----------

       Total taxes on income              $1 234 000  $  854 000  $  778 000
                                          ==========  ==========  ==========

      Deferred tax assets (liabilities) consist of the following:

                                                          DECEMBER 31,
                                                    ------------------------
                                                       1996          1995
                                                    ----------    ----------
       Current deferred tax assets:
         Bad debt reserves                          $  141 000    $  134 000
         Warranty and other reserves                    70 000        20 000
                                                    ----------    ----------
                                                    $  211 000    $  154 000
                                                    ==========    ==========

       Non-current deferred tax
         assets (liabilities):
           Net operating loss
             carryforward (Note 9(b))               $  269 000    $  269 000
           Depreciation                                (94 000)           --
                                                    ----------    ----------
                                                    $  175 000    $  269 000
                                                    ==========    ==========

      No valuation allowance has been established against the deferred tax assets because management believes that all of the deferred tax assets will be realized.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ==========================================

NOTE 8 - TAXES ON INCOME (continued)

     A reconciliation of the Federal statutory rate to the total effective tax rate applicable to income before taxes on income is as follows:

                                         YEAR ENDED DECEMBER 31,
                          ---------------------------------------------------
                                 1996             1995             1994
                          ----------------   --------------   ---------------
                               $       %        $       %        $        %
                          ---------  -----   -------  -----   -------   -----
  Federal income
    taxes computed at
    statutory rates       1 084 000   34.0   798 000   34.0   684 000    34.0

  Increase in taxes
    resulting from:
      State and local
        taxes, net of
        Federal tax
        benefit              69 000    2.2    51 000    2.2    36 000     1.8

      Other                  81 000    2.5     5 000     .2    58 000     2.9
                          ---------   ----   -------   ----   -------   -----

  Taxes on income         1 234 000   38.7   854 000   36.4   778 000    38.7
                          =========   ====   =======   ====   =======   =====

NOTE 9 - ACQUISITIONS AND DISCONTINUED OPERATIONS

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

(b) Discontinued operations

      On June 22, 1994, the Company sold substantially all of the assets and liabilities of Triangle Sheet Metal Works, Inc. ("Triangle"), its sheet metal contracting subsidiary, for $3,500,000 in cash. The assets sold did not include Triangle's land, building and building improvements. As part of the sale agreement, the Company is leasing this building to its former subsidiary, for an annual base rental of approximately $320,000, through October 1997.

      The Company had estimated the anticipated loss on the sale of Triangle in 1993 and had recognized the loss in the results of operations for the year ended December 31, 1993. The actual loss realized on the sale of Triangle in June 1994 had no effect on the results of operations for the year ended December 31, 1994 and was not materially different from the previously estimated loss.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ==========================================

NOTE 9 - ACQUISITIONS AND DISCONTINUED OPERATIONS (continued)

      The operations of Triangle prior to its sale generated a net operating loss carryforward for state and local purposes. The tax benefits of this carryforward are expected to be realized upon the sale of the building referred to above.

      Results of operations applicable to discontinued operations through June 22, 1994 included revenues of $3,299,036 and a loss from operations of $539,068.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

      (a) The Company and its subsidiaries lease equipment under operating leases through 2000 for approximate minimum annual rentals as follows: 1997 - $61,000; 1998 - $26,000; 1999 - $4,000 and 1998 - $3,000.

      Rental expenses for the years ended December 31, 1996, 1995 and 1994 were approximately $68,000, $88,000 and $77,000, respectively.

      (b) The Company and its subsidiaries have adopted a defined contribution pension plan, which covers substantially all non-union employees. Contributions to this plan were determined as a percentage of compensation. The amounts recognized as pension expense for this plan were approximately $218,000, $229,000 and $213,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

      One of the Company's subsidiaries also participates in a multi-employer pension plan. This plan provides defined benefits to all union workers. Contributions to this plan are determined by union contracts and the Company does not administer or control the funds in any way. The amounts recognized as pension expense for this plan were approximately $28,000, $28,000 and $26,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

      (c) The Company has employment agreements with two officers. These agreements currently provide for minimum annual aggregate salaries of $764,000 through September 1998 and $458,000 through February 2004. These two agreements stipulate that if a change in control of the Company occurs and, as a result, the officers are terminated or are unable to exercise their functions and duties and therefore resign, they shall have the option to receive either full compensation for the remaining term of the agreement or a severance allowance equal to three times average annual compensation for the five previous years.

      (d) The Company has a consulting agreement with its former Chairman of the Board. This agreement currently provides for annual consulting fees of $200,000 through October 1998.

      (e) Florida Pneumatic purchases significant amounts of pneumatic tools from two foreign suppliers. Other sources are available. However, the loss of either supplier could cause a temporary disruption in the flow of products, possibly creating an adverse effect on operating results.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ==========================================

NOTE 11 - SEGMENTS OF BUSINESS

      The following presents financial information by segment for the years ended December 31, 1996, 1995 and 1994. Operating income excludes general corporate expenses, interest expense and income taxes. Identifiable assets are those assets directly owned or utilized by the particular business segment.

                                           BASEBOARD
    (000 OMITTED)                           HEATING   PNEUMATIC
                                   CON-      MANU-    TOOL MANU-
       1996                     SOLIDATED  FACTURING  FACTURING    OTHER
       ----                     ---------  ---------  ----------  -------
  Net sales                      $ 42 650    $ 8 171    $ 30 445  $ 4 034
                                 ========    =======    ========  =======


  Operating income               $  5 960    $   339    $  5 208  $   413
  General corporate                          =======    ========  =======
    expense                        (2 019)
  Interest expense                   (754)
                                 --------
  Income before taxes
    on income                    $  3 187
                                 ========


  Identifiable assets at
    December 31, 1996            $ 25 943    $ 4 640    $ 19 695  $ 1 608
  Corporate assets                  5 389    =======    ========  =======
                                 --------
  Total assets at
    December 31, 1996            $ 31 332
                                 ========


  Depreciation
    (including $13 corporate)    $    599    $   220    $    346  $    20
                                 ========    =======    ========  =======


  Capital expenditures
    (including $5 corporate)     $    278    $   208    $     65  $    --
                                 ========    =======    ========  =======

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ==========================================

NOTE 11 - SEGMENTS OF BUSINESS (continued)

                                           BASEBOARD
    (000 OMITTED)                           HEATING   PNEUMATIC
                                   CON-      MANU-    TOOL MANU-
       1995                     SOLIDATED  FACTURING  FACTURING    OTHER
       ----                     ---------  ---------  ----------  -------
  Net sales                      $ 42 646    $ 7 523    $ 31 591  $ 3 532
                                 ========    =======    ========  =======

  Operating income               $  5 623    $   334    $  4 953  $   336
  General corporate                          =======    ========  =======
    expense                        (2 256)
  Interest expense                 (1 021)
                                 --------
  Income before taxes
    on income                    $  2 346
                                 ========

  Identifiable assets at
    December 31, 1995            $ 34 496    $ 5 486    $ 27 136  $ 1 874
  Corporate assets                    920    =======    ========  =======
                                 --------
  Total assets at
    December 31, 1995            $ 35 416
                                 ========

  Depreciation
    (including $13 corporate)    $    609    $   212    $    364  $    20
                                 ========    =======    ========  =======

  Capital expenditures
    (including $5 corporate)     $    402    $   189    $    208  $    --
                                 ========    =======    ========  =======

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ==========================================

NOTE 11 - SEGMENTS OF BUSINESS (continued)

                                           BASEBOARD
    (000 OMITTED)                           HEATING   PNEUMATIC
                                   CON-      MANU-    TOOL MANU-
       1994                     SOLIDATED  FACTURING  FACTURING    OTHER
       ----                     ---------  ---------  ----------  -------
  Net sales                      $ 44 843    $ 7 126    $ 34 398  $ 3 319
                                 ========    =======    ========  =======

  Operating income               $  5 262    $   431    $  4 559  $   272
  General corporate                          =======    ========  =======
    expense                        (2 191)
  Interest expense                 (1 060)
                                 --------
  Income before taxes
    on income                    $  2 011
                                 ========

  Identifiable assets at
    December 31, 1994            $ 31 707    $ 4 789    $ 25 087  $ 1 831
  Corporate assets                  1 306    =======    ========  =======
                                 --------
  Total assets at
    December 31, 1994            $ 33 013
                                 ========

  Depreciation
    (including $12 corporate)    $    583    $   220    $    331  $    20
                                 ========    =======    ========  =======

  Capital expenditures
    (including $8 corporate)     $    212    $    81    $    123  $    --
                                 ========    =======    ========  =======

      The baseboard heating manufacturing segment, which sells to plumbing supply houses primarily in the nrthern tier of the United States, is directly affected by the housing industry. The pneumatic tool manufacturing segment sells primarily throughout the United States.

      The pneumatic tool manufacturing segment has two major customers that accounted for 48.2%, 42.2% and 49.6% of consolidated net sales for the years ended December 31, 1996, 1995 and 1994, respectively. Two customers accounted for 62.3% of consolidated accounts receivable as of December 31, 1996 and three customers accounted for 68.1% of consolidated accounts receivable as of December 31, 1995.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ==========================================

NOTE 12 - UNAUDITED INTERIM CONSOLIDATED FINANCIAL INFORMATION

      Unaudited interim consolidated financial information for the two years ended December 31, 1996 and 1995 is summarized as follows:

                                             QUARTER  ENDED
                           ---------------------------------------------------
                           MARCH 31,    JUNE 30,   SEPTEMBER 30,  DECEMBER 31,
                           ---------   ----------  -------------  ------------
    1996                       $            $              $             $
    ----
  Net sales                9 334 135    9 593 600     12 857 555    10 865 052
                           =========    =========     ==========    ==========

  Gross profit             3 191 130    3 264 241      4 070 487     3 426 184
                           =========    =========      =========     =========

  Income available to
    common shareholders      284 457      289 959        646 066       469 460
                             =======      =======        =======       =======

  Earnings per share of common stock (a):
      Primary                    .09          .09            .20           .14
                                 ===          ===            ===           ===

      Fully diluted              .09          .09            .19           .14
                                 ===          ===            ===           ===

    1995
    ----
  Net sales                9 604 535   10 696 735      9 854 150    12 490 534
                           =========   ==========      =========    ==========

  Gross profit             3 218 113    3 268 804      3 219 425     3 924 562
                           =========    =========      =========     =========

  Income available to
    common shareholders      206 651      232 709        132 358       656 912
                             =======      =======        =======       =======

  Earnings per share of common stock (a):
      Primary and
        fully diluted            .06          .07            .04           .21
                                 ===          ===            ===           ===

      (a) After giving effect to dividends paid on preferred stock, as described in the Summary of Accounting Policies.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ==========================================

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

      Cash paid during the year for:
                                            YEAR ENDED DECEMBER 31,
                                    -------------------------------------
                                        1996         1995         1994
                                    -----------  -----------  -----------

        Interest                    $ 1 029 075  $ 1 159 936  $ 1 249 465
                                    ===========  ===========  ===========

        Income taxes                $ 1 242 199  $   340 407  $   266 822
                                    ===========  ===========  ===========

NOTE 14 - NEW ACCOUNTING PRONOUNCEMENT

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is effective for fiscal years ending after December 15, 1997. The Company will adopt Statement No. 128 for the year ended December 31, 1997. The pro forma effect on the consolidated financial statements for the year ended December 31, 1996 is as follows:

                                                BASIC        DILUTED
                                               -------       -------
Net income                                   $1 953 287    $1 953 287

Dividends on preferred stock                   (263 345)     (263 345)
                                             ----------    ----------
Net income for earnings per
  common share                               $1 689 942    $1 689 942
                                             ==========    ==========


Weighted average number of common
  shares outstanding during the year          2 928 867     2 928 867

Common share equivalents - shares
  issuable upon exercise of stock
  options                                            --       308 052
                                              ---------     ---------
Weighted average number of common
  shares and common share equivalents
  used in calculation of earnings
  per common share                            2 928 867     3 236 919
                                              =========     =========


Earnings per common share                         $ .58         $ .52
                                                  =====         =====

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURES

      None.

                                      PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information relating to the directors and executive officers of the Registrant is set forth in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and is hereby incorporated by reference.

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

      (2) The following consolidated financial statement schedule for the three years ended December 31, 1996, 1995 and 1994 is filed as part of this report:

        Schedule II - Valuation and Qualifying Accounts                      37

      All other schedules are omitted because they are not required, are not applicable, or the required information is otherwise shown in the financial statements or notes thereto.

(b)   Reports on Form 8-K.

      No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this report.

(c)   The following exhibits are filed as part of this report:

        Exhibit 11 - Schedule of Computation of Earnings
                       Per Common Share                                      39

        Exhibit 23 - Consent of Experts                                      40

        Exhibit 27 - Financial Data Schedule

                  P & F INDUSTRIES, INC. AND SUBSIDIARIES

                                SCHEDULE II

                     VALUATION AND QUALIFYING ACCOUNTS
                  =======================================

            COLUMN A                  COLUMN B           COLUMN C          COLUMN D       COLUMN E
            --------                 ----------    --------------------   ----------      --------
                                                         ADDITIONS
                                                   --------------------
                                                    CHARGED
                                     BALANCE AT     TO COSTS    CHARGED                    BALANCE
                                     BEGINNING         AND     TO OTHER                     AT END
         DESCRIPTION                 OF PERIOD      EXPENSES   ACCOUNTS   DEDUCTIONS      OF PERIOD
         -----------                 ----------    ----------  --------   ----------      ---------
Year ended December 31, 1996:
  Allowance for possible losses      $  350 684    $   59 817  $     --   $   40 091(a)  $  370 410
                                     ==========    ==========  ========   ==========     ==========


Year ended December 31, 1995:
  Allowance for possible losses      $  354 252    $   77 307  $     --   $   80 875(a)  $  350 684
                                     ==========    ==========  ========   ==========     ==========
  Reserve for disposal of
    discontinued operations          $   69 078    $       --  $     --   $   69 078(a)  $       --
                                     ==========    ==========  ========   ==========     ==========


Year ended December 31, 1994:
  Allowance for possible losses      $  351 734    $   99 996  $     --   $   97 478(a)  $  354 252
                                     ==========    ==========  ========   ==========     ==========
  Reserve for disposal of
    discontinued operations          $3 296 000    $       --  $     --   $3 226 922     $   69 078
                                     ==========    ==========  ========   ==========     ==========

---------
(a)  Write-off of expenses against reserve.

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

Date: March 27, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ ROBERT L. DUBOFSKY                /s/ LEON D. FELDMAN
--------------------------------      --------------------------------
Robert L. Dubofsky, Director          Leon D. Feldman, Director


/s/ RICHARD A. HOROWITZ
--------------------------------      ________________________________
Richard A. Horowitz, Director         Sidney Horowitz, Director


/s/ ARTHUR HUG, JR.                   /s/ DENNIS KALICK
--------------------------------      --------------------------------
Arthur Hug, Jr., Director             Dennis Kalick, Director


________________________________      ________________________________
Earle K. Moore, Director              Marc A. Utay, Director

Date: March 27, 1997