Form 10-Q
period 1997-03-31
P&F INDUSTRIES INC
filed 1997-05-14
CIK 75340

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1997

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1--5332

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

                                 -------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES ( X ) NO ()

    As of May 8, 1997, there were outstanding 2,978,867 shares of the Registrant's Class A Common Stock, par value $1.00 per share.

                             P & F INDUSTRIES, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997


                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                                    PART I

Item 1.   Financial Statements

          Consolidated Balance Sheets as of
            March 31, 1997 and December 31, 1996                       1--2

          Consolidated Statements of Income for the three
            months ended March 31, 1997 and 1996                          3

          Consolidated Statements of Cash Flows for the three
            months ended March 31, 1997 and 1996                       4--5

          Notes to Consolidated Financial Statements                   6--7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        8--9


                                    PART II

Item 1.   Legal Proceedings                                              10

Item 2.   Changes in Securities                                          10

Item 3.   Defaults Upon Senior Securities                                10

Item 4.   Submission of Matters to a Vote of Security Holders            10

Item 5.   Other Information                                              10

Item 6.   Exhibits and Reports on Form 8-K                               10


          Signatures                                                     11

                         PART I--FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                   -----------------------------------------
                   -----------------------------------------

                                                                 MARCH 31,     DECEMBER 31,
                                                                   1997            1996
                                                               -------------  ---------------
   ASSETS
   ------

CURRENT:
  Cash.........................................................  $   1,555,210   $   4,558,135
  Accounts receivable, less allowance for possible losses of
    $380,520 in 1997 and $370,410 in 1996......................      5,403,590       6,113,259
  Inventories..................................................     13,056,872      11,119,850
  Note receivable from officer.................................             --          40,000
  Deferred income taxes........................................        211,000         211,000
  Prepaid expenses and other assets............................        285,395         300,850
                                                                --------------  ---------------
    TOTAL CURRENT ASSETS.......................................     20,512,067      22,343,094
                                                                --------------  ---------------
PROPERTY AND EQUIPMENT:
  Land.........................................................        993,020         993,020
  Buildings and improvements...................................      4,505,889       4,505,889
  Machinery and equipment......................................      5,287,439       5,246,699
                                                                --------------  ---------------
                                                                    10,786,348      10,745,608
  Less accumulated depreciation and amortization...............      5,141,323       4,965,956
                                                                --------------  ---------------
    NET PROPERTY AND EQUIPMENT.................................      5,645,025       5,779,652
                                                                --------------  ---------------
DEFERRED INCOME TAXES..........................................        175,000         175,000

GOODWILL, net of accumulated amortization of $951,931 in 1997
  and $927,334 in 1996.........................................      2,861,836       2,886,433

OTHER ASSETS, net of accumulated amortization of $38,661 in
  1997 and $34,659 in 1996.....................................        143,462         147,464
                                                                --------------  ---------------
    TOTAL ASSETS...............................................  $  29,337,390   $  31,331,643
                                                                --------------  ---------------
                                                                --------------  ---------------

                       P & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                  (CONTINUED)
                       ---------------------------------------
                       ---------------------------------------

                                                                 MARCH 31,     DECEMBER 31,
                                                                   1997            1996
                                                               -------------  ---------------
  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------

CURRENT LIABILITIES:
  Short-term borrowings......................................  $          --  $           --
  Accounts payable...........................................      3,618,051       2,661,589
  Accruals and other liabilities.............................      1,395,888       2,082,031
  Current maturities of long-term debt.......................      1,911,489       1,917,691
                                                               -------------  ---------------
   TOTAL CURRENT LIABILITIES.................................      6,925,428       6,661,311

LONG-TERM DEBT, less current maturities......................      3,879,833       3,919,370

SUBORDINATED DEBENTURES......................................      1,369,200       1,369,200
                                                               -------------  ---------------
                                                                  12,174,461      11,949,881
                                                               -------------  ---------------
SHAREHOLDERS' EQUITY:
  Preferred stock, $10 par, cumulative; shares authorized
    2,000,000; outstanding 263,345...........................             --       2,633,450
  Common stock:
    Class A--$1 par; shares authorized 7,000,000; outstanding
      2,978,867 and 2,928,867; reserved for options--727,000
      shares; reserved for warrants-- 70,000 shares..........      2,978,867       2,928,867
    Class B--$1 par; shares authorized 2,000,000.............             --              --
  Additional paid-in capital.................................      7,632,614       7,607,614
  Retained earnings..........................................      6,551,448       6,211,831
                                                               -------------  ---------------
    TOTAL SHAREHOLDERS' EQUITY...............................     17,162,929      19,381,762
                                                               -------------  ---------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............  $  29,337,390   $  31,331,643
                                                               -------------  ---------------
                                                               -------------  ---------------

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    --------------------------------------
                    --------------------------------------

                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                    --------------------------
                                                                        1997          1996
                                                                    ------------  ------------
REVENUES:
  Net sales.......................................................  $  9,188,688  $  9,334,135
  Other...........................................................        29,120        42,290
                                                                    ------------  ------------
                                                                       9,217,808     9,376,425
                                                                    ------------  ------------
COSTS AND EXPENSES:
  Cost of sales...................................................     5,834,214     6,143,005
  Selling, administrative and general.............................     2,479,515     2,273,337
  Interest--net...................................................       140,838       231,516
  Depreciation....................................................       169,767       168,274
                                                                    ------------  ------------
                                                                       8,624,334     8,816,132
                                                                    ------------  ------------
INCOME BEFORE TAXES ON INCOME.....................................       593,474       560,293

TAXES ON INCOME...................................................       232,000       210,000
                                                                    ------------  ------------
NET INCOME........................................................  $    361,474  $    350,293
                                                                    ------------  ------------
                                                                    ------------  ------------
Preferred dividends...............................................  $     21,857  $     65,836
                                                                    ------------  ------------
                                                                    ------------  ------------
Net income attributable to common stock...........................  $    339,617  $    284,457
                                                                    ------------  ------------
                                                                    ------------  ------------
Average number of common shares and common share
  equivalents
    --primary.....................................................     3,474,037     3,160,363
                                                                    ------------  ------------
                                                                    ------------  ------------
    --fully diluted...............................................     3,483,326     3,228,952
                                                                    ------------  ------------
                                                                    ------------  ------------
Earnings per share of common stock--primary and fully diluted               $.10          $.09
                                                                    ------------  ------------
                                                                    ------------  ------------

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                   ----------------------------------------
                   ----------------------------------------

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                      ----------------------
                                                                         1997         1996
                                                                      -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................................  $   361,474  $  350,293
                                                                      -----------  ----------
  Adjustments to reconcile net income to net cash provided by (used
    in) operating activities:
    Depreciation and amortization...................................      207,266     213,581
    Deferred income taxes...........................................           --          --
    Provision for losses on accounts receivable.....................       20,691      27,243
  Decrease (increase):
    Accounts receivable.............................................      688,978   3,013,312
    Inventories.....................................................   (1,937,022)   (189,678)
    Note receivable from officer....................................       40,000      25,000
    Prepaid expenses and other assets...............................       12,155      25,841
    Other assets....................................................           --      13,200
  Increase (decrease):
    Accounts payable................................................      956,462    (589,907)
    Accruals and other..............................................     (686,143)   (603,225)
                                                                      -----------  ----------
      Total adjustments.............................................     (697,613)  1,935,367
                                                                      -----------  ----------
        Net cash (used in) provided by operating activities.........     (336,139)  2,285,660
                                                                      -----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..............................................      (40,740)    (19,586)
                                                                      -----------  ----------
        Net cash used in investing activities.......................      (40,740)    (19,586)
                                                                      -----------  ----------

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)
                                  (UNAUDITED)
                   ----------------------------------------
                   ----------------------------------------

                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                     ------------------------
                                                                        1997         1996
                                                                     -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings..............................    3,117,612    4,530,262
  Repayments of short-term borrowings..............................   (3,117,612)  (6,580,694)
  Principal payments on long-term debt.............................      (45,739)     (87,341)
  Proceeds from exercise of stock options..........................       75,000           --
  Dividends paid on preferred stock................................      (21,857)     (65,836)
  Redemption of preferred stock....................................   (2,633,450)          --
                                                                     -----------  -----------
      Net cash used in financing activities........................   (2,626,046)  (2,203,609)
                                                                     -----------  -----------
NET (DECREASE) INCREASE IN CASH....................................   (3,002,925)      62,465
CASH AT BEGINNING OF PERIOD........................................    4,558,135    1,224,603
                                                                     -----------  -----------
CASH AT END OF PERIOD..............................................  $ 1,555,210  $ 1,287,068
                                                                     -----------  -----------
                                                                     -----------  -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid during the period for:
      Income taxes.................................................  $   140,383  $   152,699
                                                                     -----------  -----------
                                                                     -----------  -----------
      Interest.....................................................  $   130,358  $   264,798
                                                                     -----------  -----------
                                                                     -----------  -----------

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                    ---------------------------------------
                    ---------------------------------------

NOTE 1--SUMMARY OF ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements contained herein include the accounts of P & F Industries, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

    The consolidated financial statements for the three months ended March 31, 1997 and 1996 are presented as unaudited but, in the opinion of the Company, they include all adjustments necessary for a fair statement of the results of operations for those periods. All such adjustments are of a normal recurring nature. The consolidated balance sheet information for December 31, 1996 was derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. These interim financial statements should be read in conjunction with that report.

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

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES

                    ---------------------------------------
                    ---------------------------------------

NOTE 1--SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2--INVENTORIES

    Major classes of inventory were as follows:

                                                    MARCH 31,     DECEMBER 31,
                                                     1997            1996
                                                 -------------  ---------------

  Finished goods..............................  $   9,459,880   $  11,004,092
  Work in process.............................        884,477         423,114
  Raw materials and supplies..................      2,712,515       3,476,355
                                                -------------  ---------------
                                                $  13,056,872   $  14,903,561
                                                -------------  ---------------
                                                -------------  ---------------

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES
                    ---------------------------------------
                    ---------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER ENDED MARCH 31, 1997 COMPARED WITH FIRST QUARTER ENDED MARCH 31, 1996

    Consolidated revenues decreased 1.7%, from $9,376,425 to $9,217,808. Revenues from pneumatic tools and related equipment decreased 2.8%, from $6,784,367 to $6,594,915. Selling prices of pneumatic tools and related equipment were virtually unchanged from the prior year.

    Revenues from heating equipment increased 1.5%, from $1,636,661 to $1,660,942. Revenues from hardware increased less than 1%, from $955,037 to $961,199. Selling prices of both heating equipment and hardware were unchanged from the prior year.

    Consolidated gross profit, as a percentage of revenues, rose from 34.5% to 36.7%. Gross profit from pneumatic tools and related equipment rose from 35.8% to 38.5%, due to a more profitable product mix and an increase in the value of the U.S. dollar as compared to the Japanese yen, which lowered the cost of imported product. Gross profit from heating equipment rose from 33.2% to 34.2% and gross profit from hardware rose from 23.9% to 24.7%, both due to a more profitable product mix.

    Consolidated selling, general and administrative expenses increased 9.1%, from $2,273,337 to $2,479,515, primarily due to increases in advertising, commissions and salaries. Interest expense fell sharply, from $231,516 to $140,838, as a result of lower average short-term borrowings in 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company gauges its liquidity and financial stability by the measurements shown in the following table (dollar amounts in thousands):

                                                                        MARCH 31,    DECEMBER 31,     MARCH 31,
                                                                          1997           1996           1996
                                                                       -----------  ---------------  -----------
    Working Capital..................................................   $  13,587     $    15,682     $  16,236
    Current Ratio....................................................   2.96 to 1       3.35 to 1     3.30 to 1
    Shareholders' Equity.............................................   $  17,163     $    19,382     $  17,976

    During the quarter ended March 31, 1997, accounts receivable decreased by approximately $689,000. Inventories increased approximately $1,937,000, to a level more suitable to the needs of the customers in the current mix of sales. Accounts payable increased approximately $956,000 as a result of the increase in inventories.

    On January 30, 1997, the Company redeemed all of its outstanding preferred stock, at the par value of $10 per share, for a total of $2,633,450. This redemption was funded by working capital and resulted in a significant decrease in the Company's working capital, current ratio and shareholders' equity.

    Capital spending for the quarter ended March 31, 1997 was approximately $40,000. The total amount was provided from working capital. Capital expenditures for the rest of 1997 are expected to total approximately $795,000, some of which may be financed. Included in the expected total for 1997 are capital expenditures relating to new products, expansion of existing product lines and replacement of old equipment.

    The Company's credit facility provides a line of credit totalling $18,000,000. Of this amount, $14,000,000 is available for direct loans, letters of credit and bankers' acceptances. At March 31, 1997, there were no loans outstanding against this line of credit. There was a commitment at March 31, 1997 of approximately $1,105,000 for as yet unused letters of credit. In addition, at March 31, 1997, approximately $1,710,000 of the Company's credit facility was used to secure accounts payable. The total line of credit also includes $4,000,000 earmarked for acquisitions subject to the lending bank's approval. The Company's credit facility also provides the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding at March 31, 1997 was approximately $2,640,000.

    The Company's credit facility agreement is subject to annual review by the lending bank. Under this agreement, the Company is required to adhere to certain financial covenants. At March 31, 1997, and for the quarter then ended, the Company satisfied all of these covenants.

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

                          PART II--OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             The following exhibits have been filed as part of this report:

             Exhibit 10--Employment Agreement, dated February 28, 1997, between the Registrant and Richard A. Horowitz

             Exhibit 11--Schedule of Computation of Earnings Per Common Share

             Exhibit 27--Financial Data Schedules (submitted to the Securities and Exchange Commission in electronic format)

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1997.

                                     SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        P & F INDUSTRIES, INC.
                                        (Registrant)




                                        By    /s/ Leon D. Feldman
                                          ------------------------------------
                                                Leon D. Feldman
                                           Executive Vice President
Dated: May 8, 1997                      (Principal Financial Officer)

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES
                                   EXHIBIT 10
                 EMPLOYMENT AGREEMENT WITH RICHARD A. HOROWITZ
                 ---------------------------------------------
                 ---------------------------------------------


    EMPLOYMENT AGREEMENT, dated as of February 28, 1997, among P&F INDUSTRIES, INC., a Delaware corporation (the "Company") having its principal place of business at 300 Smith Street, Farmingdale, New York 11735, and RICHARD A. HOROWITZ, residing at 5 Fir Drive, Kings Point, New York 11024 (the "Executive").

                           W I T N E S S E T H:
                           --------------------

    WHEREAS, the Executive has served the Company as President of the Company since 1986; and

    WHEREAS, the Company wishes to replace the Employment Agreement among the parties hereto, dated as of September 30, 1993, with this Agreement; and

    WHEREAS, the Company wishes to assure the continued services of the Executive for the present and in the event of any actual or threatened change in control of the Company;

    NOW, THEREFORE, it is hereby agreed by and between the parties as follows:

1.  Employment, Duties and Acceptance

        1.1. Subject to the provisions of Article 4, the Executive hereby agrees to be employed and the Company hereby agrees to employ the Executive, for the term of this Agreement, as defined in Article 2 hereof, to render services as President of the Company and to perform such executive duties as he may be reasonably directed to perform by the Board of Directors of the Company.

        1.2. The Executive hereby accepts such employment and agrees to render full time services to the Company.

2. Term of Employment

    The term of the Executive's employment pursuant to this Agreement (the "Term") will commence on the date hereof (the "Effective Date") and will continue until the seventh anniversary of the Effective Date, unless sooner terminated pursuant to the provisions of Article 4. Such employment will, unless sooner terminated pursuant to the provisions of Article 4, continue from year to year thereafter (each such year, an "Additional Term") until one party gives the other notice of its intention to terminate the Executive's employment at the end of the Term or an Additional Term, as the case may be, which notice may not be given more than ninety and less than thirty days prior to the last day of such Additional Term.

3. Compensation

    3.1. The base compensation of the Executive will be $458,000 per annum. All compensation will be paid in installments as determined by the Company, but not less frequently than monthly.

    3.2. The Company will pay or reimburse the Executive for all reasonable expenses actually incurred or paid by him during the Term and each Additional Term in connection with the performance of his services under this Agreement, upon presentation of expense statements or vouchers or such other supporting information as it may reasonably require, it being understood that the character of and amount available for such expenses will be in accordance with applicable policies of the Company and may be fixed in advance by the Board of Directors of the Company. In addition, the Company shall provide the Executive, at the Company's expense, with a current model automobile similar to the automobile furnished to the Executive at the date hereof.

    3.3. The Executive will also be eligible to receive such increases in base compensation as the Board of Directors of the Company may from time to time grant to him (which shall not thereafter be reduced) and to receive such bonuses as the Board of Directors of the Company, in its discretion, may allocate to him. In addition, so long as the Company.continues to provide money purchase pension, group insurance, medical insurance and vacation benefits, for its senior management generally, the Executive will be entitled to participate therein as well as in any other employee benefit plan hereafter established for senior management.

4. EVENTS OF TERMINATION

    4.1. In the event of the Executive's death, this Agreement will terminate. In that event, the Executive's estate will be entitled to his (i) full salary through the date of death together with any bonus under the then current executive bonus plan accrued through the date of death; and (ii) an additional payment equal to his then current salary for an additional twelve months.

    4.2. If during the Term or an Additional Term, the Executive becomes physically or mentally disabled, whether totally or partially, so that he is prevented from performing his usual duties for a period of 140 consecutive business days or for 161 business days during any period of 195 business days, the Company may terminate his employment under this Agreement by notice to the Executive. In that event, the Executive will be entitled to his (i) full salary through the date of termination, less any amount received by the Executive under any policy of disability insurance carried by the Company; and (ii) an additional payment equal to his then current salary for an additional twelve months, without regard to any amount received by the Executive under any policy of disability insurance. In addition, during the period of disability and until (x) the death of the Executive or (y) the re-employment of the Executive, the Company shall provide the Executive with medical benefits similar to those provided for other executive officers of the Company, taking into account medical benefits provided to the Executive by other sources.

5. Protection of Information: Noncompetition

    5.1. In view of the fact that the Executive's work with the Company will bring him into close contact with many confidential affairs of the Company including matters of a business nature such as information about costs, profits, markets, sales, plans for future development and other information not readily available to the public, the Executive will:

    5.1.1. Keep secret all confidential information relating to the Company and not disclose the same to anyone outside of the Company either during or after his employment with the Company, except with the Company's written consent;

    5.1.2. Deliver promptly to the Company on termination of his services hereunder, or at any time the Company may so request, all memoranda, notes, records, lists, reports and other documents (and all copies thereof) relating to the business of the Company which he may then possess or have under his control; and

    5.1.3. During his employment and for a period of three years following the termination of his employment, not, directly or indirectly, (i) enter the employ of, or render any services to, any person, firm or corporation engaged in any business competitive with the business of the Company, (ii) engage in such a business for his own account, or (iii) become interested in such a business as an individual, partner, shareholder, director, officer, principal, agent, employee, trustee, consultant or in any other relationship or capacity.

    5.2. "Business competitive with the business of the Company" means, as of any date, any business then being conducted by the Company in which Executive has been actively engaged.

6. CHANGE IN CONTROL

    6.i. The term "change in control" of the Company shall mean:

    6.1.1. An occurrence of a nature that would be required to be reported in response to (i) Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934 (the "Exchange Act") as in effect on the date of this Agreement, or (H) Item I(a) of Form 8-K under the Exchange Act, or (iii) if Item 6(e) of Schedule 14A or Item I(a) of Form 8-K is no longer in effect, any regulations issued by the Securities and Exchange Commission pursuant to the Exchange Act which serve similar purposes; or

    6.1.2. An event in which (i) any "Person" (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act) (other than the Executive) is or becomes a beneficial owner, directly or indirectly, of securities of the Company representing 250-. or more of the combined voting power of the Company's then outstanding securities then entitled to vote for the election of directors or (ii) individuals who were the nominees of management to the Board of Directors of the Company immediately prior to a meeting of the shareholders of the Company involving a contest for the election of directors shall not constitute a majority of the Board of Directors following such election; or

    6.1.3. An event in which there shall be consummated (i) any consolidation, merger or recapitalization of the Company or any similar transaction involving the Company, whether or not the Company is the continuing or surviving corporation, pursuant to which shares of the Company's common stock, par value $1.00 per share ("Common Stock"), would be converted into cash, securities or other property, other than a merger of the Company in which the holders of Common Stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger, (ii) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company or (iii) the adoption of a plan of complete liquidation of the Company (whether or not in connection with the sale of all or substantially all of the Company's assets) or a series of partial liquidations of the Company that is dejure or defacto part of a plan of complete liquidation of the Company; provided, that the divestiture of less than substantially all of the assets of the Company in one transaction or a series of related transactions, whether effected by sale, lease, exchange, spin-off, sale of the stock or merger of a subsidiary or otherwise, or a transaction solely for the purpose of reincorporating the Company in another jurisdiction, shall not constitute a change in control.

    6.2. The "change date" shall be the date on which a change in control of the Company (as described in paragraph G.1) occurs.

    6.3. The term "discharge" shall mean termination by the Company of the employment of the Executive following a change in control of the Company or resignation of the Executive upon a determination by the Executive that, as a result of a change in control of the Company and a change in circumstances thereafter significantly affecting his position, he is unable to exercise the authorities, powers, functions or duties attached to his position and contemplated by paragraph 1.1 of the Agreement. 6.4. In the event of a discharge and subject to the provisions of paragraphs 5.1 and 6.5 of this Agreement, the Company shall pay to the Executive and provide him with the following:

    6.4.1. During the remainder of the Term, the Company shall continue to pay the Executive his salary as frequently as the Company then pays other executives and at the same rate as payable immediately prior to the date of discharge plus the estimated amount of any bonuses to which he would have been entitled had he remained in the employ of the Company;

    6.4.2. During the remainder of the Term, the Executive shall continue to be entitled to all benefits and service credit for benefits under medical, insurance, life insurance and other employee benefit plans, programs and arrangements of the Company as if he were still employed during such period under this Agreement;

    6.4.3. If, despite the provisions of paragraph 6.4.2 above, benefits or service credits under any employee benefit plan shall not be payable or provided under any such plan to the Executive, or his dependents, beneficiaries or the Company, the Company itself shall, to the extent necessary, pay or provide for payment of such benefits and service credit so as to place the Executive, his dependents, beneficiaries and estate in such financial position as if the Executive were employed by the Company during the Term; and

    6.4.4. Any outstanding Incentive Stock Options held by the Executive shall be converted to nonqualified stock options on the day after the last day of the three month period following the date of discharge.

    6.5. Obligation to Mitigate Damages. In the event of a discharge, the Executive shall make reasonable efforts to mitigate damages by seeking other employment; provided, however, that he shall not be required to accept a position of substantially different character than the highest position held by him with the Company or a position that would cause him to violate the provisions of Article 5, nor shall he be required to accept a position in a location which is unreasonable, given the personal circumstances of the Executive. To the extent that the Executive shall receive compensation, benefits and service credit for benefits from such other employment, the payments to be made and the benefits and service credit for benefits to be provided by the Company under the provisions of this Article 6 shall be correspondingly reduced.

    6.6. Severance Allowance. In the event of discharge of the Executive during the Term, the Executive may elect, within 60 days after such discharge, to be paid a lump sum severance allowance, in lieu of payments to be made pursuant to 6.4.1 hereof, in an amount equal to 2.99 times the Executive's "annualized includible compensation for the base period," as those terms are defined in section 280G of the Internal Revenue Code of 1986, as amended (the "Code"). Any payment due hereunder will be made within five days after the election by the Executive to receive the lump sum payment.

    In the event of discharge by reason of an event described in paragraph 6.3, if the Executive makes an election pursuant to the first sentence of this paragraph 6.6 to receive a lump sum severance allowance, then, in addition to such amount, he shall receive (i) in addition to the benefits provided under any pension plan maintained by the Company, the pension benefits he would have accrued under such pension plan if he had remained in the employ of the Company for 36 calendar months after his discharge, which benefits will be paid concurrently with, and in addition to, the benefits provided under such pension plan, (ii) incentive compensation (including, but not limited to, the right to receive and exercise stock options and stock appreciation rights and to receive restricted stock and grants thereof and similar incentive compensation benefits) to which he would have been entitled under all incentive compensation plans maintained by the Company if he had remained in the employ of the Company for 36 calendar months after his discharge, and (iii) the employee benefits (including, but not limited to, coverage under any medical, disability and life insurance arrangements or programs) to which he would have been entitled under all employee benefit plans, programs or arrangements maintained by the Company if he had remained in the employ of the Company for 36 calendar months after his discharge, or the value of the amounts described in clauses (i), (ii) and (iii) of this sentence. The amount of the payments described in the preceding sentence shall be determined and such payments shall be distributed as soon as it is reasonably possible. The payments under this paragraph 6.6 shall not be subject to reduction under paragraph 6.5 nor shall the Executive making an election pursuant to this paragraph 6.6 be restricted by the provisions of paragraph 5.1.3.

    6.7. Parachute Payment. If any payment to be made by the Company to the Executive pursuant to Article 6 of this Agreement, after taking into account any other payments to be made by the Company to the Executive, is not deductible by the Company pursuant to section 280G(a) of the Code, then any payment to be made pursuant to Article 6 of this Agreement shall be reduced by the smallest amount necessary so that no such payment shall fail to be deductible pursuant to section 280G(a) of the Code. If the Company determines that any payment to the Executive is subject to limitation pursuant to this paragraph 6.7, it shall provide the Executive with a written determination within 30 days of the Executive's discharge during the terms of this Agreement. If the Executive disagrees with the Company's determination, he shall provide the Company with written-notice of his objection within 15 days of receipt of the Company's determination. The matter shall then be promptly submitted by either the Executive or the Company to a "Big 6" accounting firm, not otherwise associated with the Company or the Executive, for a determination within 30 days on both the Executive and the Company. The expenses incurred in connection with any determination will be shared equally by the parties. Any payment due hereunder shall be paid within five days of the determination by the Company or the "Big 6" accounting firm.

7. Miscellaneous.

    7.1. If any of the provisions contained in this Agreement is hereafter construed to be invalid or unenforceable, such event will not affect the remainder of this Agreement, which will be given full effect, without regard to the invalid portions.

    7.2. If any of the covenants contained in Article 5, or any part thereof, is held to be unenforceable because of the duration or scope of such provision or the area covered thereby, the parties agree that the court making such determination will have the power to reduce the duration, scope and/or area of such provision and in its reduced form, such provision will then be enforceable.

    7.3. This Agreement has been negotiated and executed in the State of New York, and will be construed and enforced in accordance with the laws of the State of New York applicable to agreements made and to be performed entirely in New York.

    7.4. All notices, requests, consents and other communications, required or permitted to be given hereunder, will be in writing and shall be deemed to have been duly given if delivered personally or sent by prepaid telegram, or mailed first class, postage prepaid, by registered or certified mail (if possible), addressed to either party at the address set forth in the preamble to this Agreement (or to such other address as either party shall designate by notice in writing to the other in accordance herewith).

    7.5. The article headings contained herein are for reference purposes only and shall not in any way affect the meaning or interpretation of this Agreement.

    7.6. This Agreement sets forth the entire agreement and understanding of the parties relating to the subject matter hereof, and supersedes and will supersede all prior agreements, arrangements and understandings, written or oral, relating to the subject matter hereof among the Executive, Embassy Industries, Inc. and the Company.

    7.7. This Agreement may be amended, modified, superseded, canceled, renewed or extended and the terms or covenants hereof may be waived, only by a written instrument executed by all of the parties hereto, or in the case of a waiver, by-the party waiving compliance. The failure of any party at any time or times to require performance o f any provision hereof-will in no manner affect the right at a later time to enforce the same. No waiver by either party of-the breach of any term or covenant contained in this Agreement, whether by conduct or otherwise, in any one or more instances, will be deemed to be, or construed as, a further or continuing waiver of any such breach, or a waiver of the breach of any other term or covenant contained in this Agreement.

    IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the date first above written.

                                   P & F INDUSTRIES, INC.

                                   By    /s/ Leon D. Feldman
                                     --------------------------------------
                                           Leon D. Feldman
                                       Executive Vice President



                                        /s/ Richard A. Horowitz
                                     --------------------------------------
                                            Richard A. Horowitz