Form 10-Q
period 1997-06-30
P&F INDUSTRIES INC
filed 1997-08-06
CIK 75340

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                  ------------------
                                      FORM 10-Q
                                  ------------------

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTER ENDED JUNE 30, 1997

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


    As of July 31, 1997, there were outstanding 2,978,867 shares of the Registrant's Class A Common Stock, par value $1.00 per share.

                                P & F INDUSTRIES, INC.

                                      FORM 10-Q

                         FOR THE QUARTER ENDED JUNE 30, 1997



                                  TABLE OF CONTENTS


                                                                            PAGE
                                       PART I                               ----

Item 1.  Financial Statements

           Consolidated Balance Sheets as of
             June 30, 1997 and December 31, 1996                          1 - 2

           Consolidated Statements of Income for the
             six months ended June 30, 1997 and 1996                          3

           Consolidated Statements of Cash Flows for
             the six months ended June 30, 1997 and 1996                  4 - 5

           Notes to Consolidated Financial Statements                     6 - 7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           8 - 10


                                       PART II

Item 1.  Legal Proceedings                                                   11

Item 2.  Changes in Securities                                               11

Item 3.  Defaults Upon Senior Securities                                     11

Item 4.  Submission of Matters to a Vote of Security Holders                 11

Item 5.  Other Information                                                   11

Item 6.  Exhibits and Reports on Form 8-K                                    11


         Signatures                                                          12

                            PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                       P & F INDUSTRIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                       =======================================

                                            JUNE 30,     DECEMBER 31,
                                              1997           1996
                                            --------     ------------
      ASSETS
   ------------

CURRENT:
  Cash                                    $    834,115   $  4,558,135
  Accounts receivable, less allowance
    for possible losses of $389,786
    in 1997 and $370,410 in 1996             6,162,219      6,113,259
  Inventories                               14,262,995     11,119,850
  Note receivable from officer                      --         40,000
  Deferred income taxes                        211,000        211,000
  Prepaid expenses and other assets            156,468        300,850
                                          ------------   ------------
      TOTAL CURRENT ASSETS                  21,626,797     22,343,094
                                          ------------   ------------


PROPERTY AND EQUIPMENT:
  Land                                         993,020        993,020
  Buildings and improvements                 4,505,889      4,505,889
  Machinery and equipment                    5,441,423      5,246,699
                                          ------------   ------------
                                            10,940,332     10,745,608
  Less accumulated depreciation
    and amortization                         5,316,691      4,965,956
                                          ------------   ------------
      NET PROPERTY AND EQUIPMENT             5,623,641      5,779,652
                                          ------------   ------------

DEFERRED INCOME TAXES                          175,000        175,000

GOODWILL, net of accumulated
  amortization of $976,528 in
  1997 and $927,334 in 1996                  2,837,239      2,886,433

OTHER ASSETS, net of accumulated
  amortization of $42,663 in 1997
  and $34,659 in 1996                          139,460        147,464
                                          ------------   ------------
      TOTAL ASSETS                        $ 30,402,137   $ 31,331,643
                                          ------------   ------------
                                          ------------   ------------

                       P & F INDUSTRIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                                     (CONTINUED)
                      ==========================================

                                            JUNE 30,     DECEMBER 31,
                                              1997           1996
                                            --------     ------------

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------

CURRENT LIABILITIES:
  Short-term borrowings                   $         --   $         --
  Accounts payable                           3,887,809      2,661,589
  Accruals and other liabilities             1,750,015      2,082,031
  Current maturities of long-term debt       1,903,902      1,917,691
                                          ------------   ------------
      TOTAL CURRENT LIABILITIES              7,541,726      6,661,311

LONG-TERM DEBT, less current maturities      3,841,244      3,919,370

SUBORDINATED DEBENTURES                      1,369,200      1,369,200
                                          ------------   ------------
                                            12,752,170     11,949,881
                                          ------------   ------------

SHAREHOLDERS' EQUITY:
  Preferred stock, $10 par, cumulative;
    shares authorized 2,000,000;                    --      2,633,450
  Common stock:
    Class A - $1 par; shares authorized
      7,000,000; outstanding 2,978,867
      and 2,928,867; reserved for
      options - 727,000 shares; reserved
      for warrants - 70,000 shares           2,978,867      2,928,867
    Class B - $1 par; shares authorized
      2,000,000                                     --             --
  Additional paid-in capital                 7,632,614      7,607,614
  Retained earnings                          7,038,486      6,211,831
                                          ------------   ------------
      TOTAL SHAREHOLDERS' EQUITY            17,649,967     19,381,762
                                          ------------   ------------
      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY              $ 30,402,137   $ 31,331,643
                                          ------------   ------------
                                          ------------   ------------

                       P & F INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                        ======================================

                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                JUNE 30,                    JUNE 30,
                                           ------------------          ------------------
                                           1997          1996          1997          1996
                                          ----          ----          ----          ----

REVENUES:
  Net sales                            $ 10,533,536  $  9,593,600  $ 19,722,224  $ 18,927,735
  Other                                     109,787        97,610       138,907       139,900
                                       ------------  ------------  ------------  ------------
                                         10,643,323     9,691,210    19,861,131    19,067,635
                                       ------------  ------------  ------------  ------------

COSTS AND EXPENSES:
  Cost of sales                           6,768,469     6,329,359    12,602,683    12,472,364
  Selling, administrative and general     2,759,245     2,443,414     5,238,760     4,716,751
  Interest - net                            152,803       201,369       293,641       432,885
  Depreciation                              169,768       135,272       339,535       303,546
                                       ------------  ------------  ------------  ------------
                                          9,850,285     9,109,414    18,474,619    17,925,546
                                       ------------  ------------  ------------  ------------

INCOME BEFORE TAXES ON INCOME               793,038       581,796     1,386,512     1,142,089

TAXES ON INCOME                             306,000       226,000       538,000       436,000
                                       ------------  ------------  ------------  ------------

NET INCOME                             $    487,038  $    355,796  $    848,512  $    706,089
                                       ------------  ------------  ------------  ------------
                                       ------------  ------------  ------------  ------------


  Preferred dividends                     $      --     $  65,837     $  21,857     $ 131,673
                                       ------------  ------------  ------------  ------------
                                       ------------  ------------  ------------  ------------

  Net income attributable
    to common stock                       $ 487,038     $ 289,959     $ 826,655     $ 574,416
                                       ------------  ------------  ------------  ------------
                                       ------------  ------------  ------------  ------------

  Average number of common shares
    and common share equivalents
      - primary                           3,472,197     3,215,884     3,473,183     3,188,124
                                       ------------  ------------  ------------  ------------
                                       ------------  ------------  ------------  ------------

      - fully diluted                     3,472,197     3,268,415     3,473,183     3,269,371
                                       ------------  ------------  ------------  ------------
                                       ------------  ------------  ------------  ------------

  Earnings per share of common
    stock - primary and fully diluted        $  .14        $  .09        $  .24        $  .18
                                       ------------  ------------  ------------  ------------
                                       ------------  ------------  ------------  ------------

                       P & F INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                       =======================================

                                               SIX MONTHS ENDED
                                                   JUNE 30,
                                             ---------------------
                                              1997          1996
                                             ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $    848,512  $    706,089
                                          ------------  ------------
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization            414,533       394,160
      Deferred income taxes                         --            --
      Provision for losses on
        accounts receivable                     41,391        54,486
  Decrease (increase):
    Accounts receivable                        (90,351)    2,750,026
    Inventories                             (3,143,145)      (41,293)
    Note receivable from officer                40,000        25,000
    Prepaid expenses and other assets          137,782       108,740
    Other assets                                    --         3,200
  Increase (decrease):
    Accounts payable                         1,226,220    (1,191,769)
    Accruals and other                        (332,016)   (1,017,247)
                                          ------------  ------------

      Total adjustments                     (1,705,586)    1,085,303
                                          ------------  ------------
        Net cash (used in) provided by
          operating activities                (857,074)    1,791,392
                                          ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                        (194,724)     (122,851)
                                          ------------  ------------
        Net cash used in
          investing activities                (194,724)     (122,851)
                                          ------------  ------------

                       P & F INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (CONTINUED)
                                     (UNAUDITED)
                       ========================================


                                               SIX MONTHS ENDED
                                                   JUNE 30,
                                             ---------------------
                                              1997          1996
                                             ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings        6,609,726     7,635,754
  Repayments of short-term borrowings       (6,609,726)   (9,341,961)
  Principal payments on long-term debt         (91,915)   (2,338,097)
  Proceeds from exercise of stock options       75,000            --
  Dividends paid on preferred stock            (21,857)     (131,673)
  Redemption of preferred stock             (2,633,450)           --
  Proceeds from mortgage refinancing                --     2,062,500
                                          ------------  ------------
        Net cash used in
          financing activities              (2,672,222)   (2,113,477)
                                          ------------  ------------


NET (DECREASE) INCREASE IN CASH             (3,724,020)     (444,936)

CASH AT BEGINNING OF PERIOD                  4,558,135     1,224,603
                                          ------------  ------------

CASH AT END OF PERIOD                     $    834,115  $    779,667
                                          ------------  ------------
                                          ------------  ------------



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid during the period for:

      Income taxes                        $    594,908  $    600,449
                                          ------------  ------------
                                          ------------  ------------


      Interest                            $    384,902  $    575,683
                                          ------------  ------------
                                          ------------  ------------

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

    The consolidated financial statements for the periods ended June 30, 1997 and 1996 are presented as unaudited but, in the opinion of the Company, they include all adjustments necessary for a fair statement of the results of operations for those periods. All such adjustments are of a normal recurring nature. The consolidated balance sheet information for December 31, 1996 was derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. These interim financial statements should be read in conjunction with that report.

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


NOTE 2 - INVENTORIES

    Major classes of inventory were as follows:

                                      JUNE 30,      DECEMBER 31,
                                        1997            1996
                                    ------------    ------------
       Finished goods               $ 10,344,264    $  7,661,749
       Work in process                 1,159,852         735,792
       Raw materials and supplies      2,758,879       2,722,309
                                    ------------    ------------
                                    $ 14,262,995    $ 11,119,850
                                    ------------    ------------
                                    ------------    ------------

                       P & F INDUSTRIES, INC. AND SUBSIDIARIES
                       =======================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SECOND QUARTER ENDED JUNE 30, 1997 COMPARED WITH FIRST QUARTER ENDED
JUNE 30, 1996

    Consolidated revenues increased 9.8%, from $9,691,210 to $10,643,323. Revenues from pneumatic tools and related equipment increased 10.6%, from $7,140,977 to $7,894,762. Selling prices of pneumatic tools and related equipment were virtually unchanged from the prior year.

    Revenues from heating equipment increased 10.4%, from $1,546,595 to $1,707,685. Revenues from hardware increased 3.7%, from $1,003,051 to $1,040,454. Selling prices of both heating equipment and hardware were unchanged from the prior year.

    Consolidated gross profit, as a percentage of revenues, rose from 34.7% to 36.4%. Gross profit from pneumatic tools and related equipment rose from 35.5% to 37.5%, due to a more profitable product mix and an increase in the value of the U.S. dollar as compared to the Japanese yen, which lowered the cost of imported product. Gross profit from heating equipment rose from 33.2% to 33.7% and gross profit from hardware rose from 27.8% to 28.9%, both due to a more profitable product mix.

    Consolidated selling, general and administrative expenses increased 12.9%, from $2,443,414 to $2,759,245, primarily due to increases in advertising, commissions and salaries. Interest expense fell sharply, from $201,369 to $152,803, as a result of lower average short-term borrowings in 1997.


SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED
JUNE 30, 1996

    Consolidated revenues increased 4.2%, from $19,067,635 to $19,861,131. Revenues from pneumatic tools and related equipment increased 4.1%, from $13,925,344 to $14,489,677. Selling prices of pneumatic tools and related equipment were virtually unchanged from the prior year.

    Revenues from heating equipment increased 5.8%, from $3,183,256 to $3,368,627. Revenues from hardware increased 2.2%, from $1,958,088 to $2,001,653. Selling prices of both heating equipment and hardware were unchanged from the prior year.

                       P & F INDUSTRIES, INC. AND SUBSIDIARIES
                       =======================================

SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED
JUNE 30, 1996 (CONTINUED)

    Consolidated gross profit, as a percentage of revenues, rose from 34.6% to 36.6%. Gross profit from pneumatic tools and related equipment rose from 35.6% to 37.9%, due to a more profitable product mix and an increase in the value of the U.S. dollar as compared to the Japanese yen, which lowered the cost of imported product. Gross profit from heating equipment rose from 33.2% to 34.0% and gross profit from hardware rose from 25.9% to 26.9%, both due to a more profitable product mix.

    Consolidated selling, general and administrative expenses increased 11.1%, from $4,716,751 to $5,238,760, primarily due to increases in advertising, commissions and salaries. Interest expense fell sharply, from $432,885 to $293,641, as a result of lower average short-term borrowings in 1997.


LIQUIDITY AND CAPITAL RESOURCES

    The Company gauges its liquidity and financial stability by the measurements shown in the following table (dollar amounts in thousands):

                              JUNE 30,     DECEMBER 31,     JUNE 30,
                                1997           1996           1996
                             ---------     ------------     --------
    Working Capital          $  14,085       $  15,682     $  16,491
    Current Ratio            2.87 to 1       3.35 to 1     3.62 to 1
    Shareholders' Equity     $  17,650       $  19,382     $  18,266

    During the six months ended June 30, 1997, accounts receivable decreased by approximately $90,000. Inventories increased approximately $3,143,000, to a level more suitable to the needs of the customers in the current mix of sales. Accounts payable increased approximately $1,226,000 as a result of the increase in inventories.

    On January 30, 1997, the Company redeemed all of its outstanding preferred stock, at the par value of $10 per share, for a total of $2,633,450. This redemption was funded by working capital and resulted in the decreases in the Company's working capital, current ratio and shareholders' equity shown above.

    Capital spending for the six months ended June 30, 1997 was approximately $195,000. The total amount was provided from working capital. Capital expenditures for the rest of 1997 are expected to total approximately $640,000, some of which may be financed. Included in the expected total for 1997 are capital expenditures relating to new products, expansion of existing product lines and replacement of old equipment.

                       P & F INDUSTRIES, INC. AND SUBSIDIARIES
                       =======================================

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

    The Company's credit facility provides a line of credit totalling $18,000,000. Of this amount, $14,000,000 is available for direct loans, letters of credit and bankers' acceptances. At June 30, 1997, there were no loans outstanding against this line of credit. There was a commitment at June 30, 1997 of approximately $3,900,000 for open letters of credit. In addition, at June 30, 1997, approximately $1,570,000 of the Company's credit facility was used to secure accounts payable. The total line of credit also includes $4,000,000 earmarked for acquisitions subject to the lending bank's approval. The Company's credit facility also provides the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding at June 30, 1997 was approximately $1,685,000.

    The Company's credit facility agreement is subject to annual review by the lending bank. Under this agreement, the Company is required to adhere to certain financial covenants. At June 30, 1997, and for the six months then ended, the Company satisfied all of these covenants.

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

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)     Exhibits

              The following exhibits have been filed as part of this report:

              Exhibit 4 - Amendment to Rights Agreement, dated April 11, 1997, between the Registrant and American Stock Transfer & Trust Company.

              Exhibit 11 - Schedule of Computation of Earnings Per Common
              Share.

              Exhibit 27 - Financial Data Schedules (submitted to the Securities and Exchange Commission in electronic format).


           (b)     Reports on Form 8-K

              A report on Form 8-K was filed by the Registrant regarding an amendment to the Rights Agreement between the Registrant and American Stock Transfer & Trust Company. The date of the report was April 11, 1997.

                                      SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 P & F INDUSTRIES, INC.
                                 (Registrant)


                                 By       /s/ Leon D. Feldman
                                    ------------------------------
                                            Leon D. Feldman
                                        Executive Vice President
Dated: July 31, 1997                 (Principal Financial Officer)