Form 10-Q
period 1997-09-30
P&F INDUSTRIES INC
filed 1997-11-06
CIK 75340

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ----------
                                   FORM 10-Q
                                  ----------


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
            EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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

                             ----------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES ( X ) NO ( )

    As of November 4, 1997, there were outstanding 3,008,867 shares of the Registrant's Class A Common Stock, par value $1.00 per share.

                             P & F INDUSTRIES, INC.

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                               TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                           ---------
                                                       PART I
Item 1.    Financial Statements..........................................................................
             Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996..................      1 - 2
             Consolidated Statements of Income for the six months ended September 30, 1997 and 1996......      3 - 4
             Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and            5 - 6
               1996......................................................................................
             Notes to Consolidated Financial Statements..................................................      7 - 8
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.......     9 - 11

                                                      PART II

Item 1.    Legal Proceedings.............................................................................         12
Item 2.    Changes in Securities.........................................................................         12
Item 3.    Defaults Upon Senior Securities...............................................................         12
Item 4.    Submission of Matters to a Vote of Security Holders...........................................         12
Item 5.    Other Information.............................................................................         12
Item 6.    Exhibits and Reports on Form 8-K..............................................................         12
           Signatures....................................................................................         13

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                                      1997             1996
                                                                                ----------------  ---------------
  ASSETS
CURRENT:
  Cash........................................................................   $      944,742    $   4,558,135
  Accounts receivable, less allowance for possible losses of $408,563 in 1997
    and $370,410 in 1996......................................................        9,884,911        6,113,259
  Inventories.................................................................       16,646,123       11,119,850
  Note receivable from officer................................................         --                 40,000
  Deferred income taxes.......................................................          262,000          211,000
  Prepaid expenses and other assets...........................................          146,426          300,850
                                                                                ----------------  ---------------
    TOTAL CURRENT ASSETS......................................................       27,884,202       22,343,094
                                                                                ----------------  ---------------
PROPERTY AND EQUIPMENT:
  Land........................................................................          958,020          993,020
  Buildings and improvements..................................................        4,241,577        4,505,889
  Machinery and equipment.....................................................        5,419,880        5,246,699
                                                                                ----------------  ---------------
                                                                                     10,619,477       10,745,608
  Less accumulated depreciation and amortization..............................        5,120,495        4,965,956
                                                                                ----------------  ---------------
    NET PROPERTY AND EQUIPMENT................................................        5,498,982        5,779,652
                                                                                ----------------  ---------------
DEFERRED INCOME TAXES.........................................................               --          175,000
GOODWILL, net of accumulated amortization of $1,001,125 in 1997 and $927,334
  in 1996.....................................................................        2,812,642        2,886,433
OTHER ASSETS, net of accumulated amortization of $46,665 in 1997 and $34,659
  in 1996.....................................................................          135,458          147,464
                                                                                ----------------  ---------------
    TOTAL ASSETS..............................................................   $   36,331,284    $  31,331,643
                                                                                ----------------  ---------------
                                                                                ----------------  ---------------

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)
                                  (CONTINUED)

                                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                                      1997             1996
                                                                                ----------------  ---------------
  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings.......................................................   $    4,252,602    $          --
  Accounts payable............................................................        3,827,966        2,661,589
  Accruals and other liabilities..............................................        3,489,211        2,082,031
  Current maturities of long-term debt........................................          149,640        1,917,691
                                                                                ----------------  ---------------
    TOTAL CURRENT LIABILITIES.................................................       11,719,419        6,661,311
LONG-TERM DEBT, less current maturities.......................................        3,802,306        3,919,370
DEFERRED INCOME TAXES.........................................................          331,000         --
SUBORDINATED DEBENTURES.......................................................        1,369,200        1,369,200
                                                                                ----------------  ---------------
                                                                                     17,221,925       11,949,881
                                                                                ----------------  ---------------
SHAREHOLDERS' EQUITY:
  Preferred stock, $10 par, cumulative; shares authorized 2,000,000;..........               --        2,633,450
  Common stock:
    Class A--$1 par; shares authorized 7,000,000; outstanding 3,008,867 and
      2,928,867; reserved for options--809,000 shares; reserved for
      warrants--70,000 shares.................................................        3,008,867        2,928,867
    Class B--$1 par; shares authorized 2,000,000..............................         --               --
  Additional paid-in capital..................................................        7,647,614        7,607,614
  Retained earnings...........................................................        8,452,878        6,211,831
                                                                                ----------------  ---------------
    TOTAL SHAREHOLDERS' EQUITY................................................       19,109,359       19,381,762
                                                                                ----------------  ---------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................................   $   36,331,284    $  31,331,643
                                                                                ----------------  ---------------
                                                                                ----------------  ---------------

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                      ----------------------------  ----------------------------
                                                          1997           1996           1997           1996
                                                      -------------  -------------  -------------  -------------
REVENUES:
  Net sales.........................................  $  14,862,840  $  12,857,555  $  34,585,064  $  31,785,290
  Other.............................................        118,615         97,851        257,522        237,751
                                                      -------------  -------------  -------------  -------------
                                                         14,981,455     12,955,406     34,842,586     32,023,041
                                                      -------------  -------------  -------------  -------------
COSTS AND EXPENSES:
  Cost of sales.....................................     10,122,611      8,787,068     22,725,294     21,259,432
  Selling, administrative and general...............      2,958,227      2,681,189      8,196,987      7,397,940
  Interest--net.....................................        207,293        194,053        500,934        626,938
  Depreciation......................................        169,768        156,194        509,303        459,740
                                                      -------------  -------------  -------------  -------------
                                                         13,457,899     11,818,504     31,932,518     29,744,050
                                                      -------------  -------------  -------------  -------------
INCOME FROM CONTINUING OPERATIONS
  BEFORE TAXES ON INCOME............................      1,523,556      1,136,902      2,910,068      2,278,991
TAXES ON INCOME.....................................        652,000        425,000      1,190,000        861,000
                                                      -------------  -------------  -------------  -------------
INCOME FROM CONTINUING OPERATIONS...................        871,556        711,902      1,720,068      1,417,991
INCOME FROM DISCONTINUED
  OPERATION (NET OF INCOME
  TAXES OF $850,000)................................        542,837       --              542,837       --
                                                      -------------  -------------  -------------  -------------
NET INCOME..........................................  $   1,414,393  $     711,902  $   2,262,905  $   1,417,991
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)
                                  (CONTINUED)

                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                                           --------------------------  --------------------------
                                                               1997          1996          1997          1996
                                                           ------------  ------------  ------------  ------------
NET INCOME...............................................  $  1,414,393  $    711,902  $  2,262,905  $  1,417,991
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
  Preferred dividends....................................  $         --  $     65,836  $     21,858  $    197,509
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
  Net income attributable to common stock:
      Continuing operations..............................  $    871,556  $    646,066  $  1,698,210  $  1,220,482
      Discontinued operation.............................       542,837            --       542,837            --
                                                           ------------  ------------  ------------  ------------
      Net income.........................................  $  1,414,393  $    646,066  $  2,241,047  $  1,220,482
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
  Average number of common shares
    and common share equivalents:
      Primary............................................     3,490,263     3,237,809     3,480,992     3,204,686
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
      Fully diluted......................................     3,554,299     3,317,177     3,556,555     3,317,916
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
  Earnings per share of common stock:

   Primary:
      Continuing operations..............................        $  .25        $  .20        $  .49        $  .38
      Discontinued operation.............................           .16            --           .16            --
                                                           ------------  ------------  ------------  ------------
      Net income.........................................        $  .41        $  .20        $  .65        $  .38
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
   Fully diluted:
      Continuing operations..............................        $  .25        $  .19        $  .48        $  .37
      Discontinued operation.............................           .15            --           .15            --
                                                           ------------  ------------  ------------  ------------
      Net income.........................................        $  .40        $  .19        $  .63        $  .37
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                        --------------------------
                                                                                            1997          1996
                                                                                        ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..........................................................................  $  2,262,905  $  1,417,991
                                                                                        ------------  ------------
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
      Depreciation and amortization...................................................       619,767       595,660
      Deferred income taxes...........................................................       455,000            --
      Provision for losses on accounts receivable.....................................        62,093        76,067
      Gain on sale of land and building of discontinued operation.....................    (1,652,927)           --
  Decrease (increase):
    Accounts receivable...............................................................    (3,833,745)      969,588
    Inventories.......................................................................    (5,526,273)    1,821,866
    Note receivable from officer......................................................        40,000        25,000
    Prepaid expenses and other assets.................................................       144,524        91,275
    Other assets......................................................................       --              3,200
  Increase (decrease):
    Accounts payable..................................................................     1,166,377      (959,893)
    Accruals and other................................................................     1,407,180         6,343
                                                                                        ------------  ------------
      Total adjustments...............................................................    (7,118,004)    2,629,106
                                                                                        ------------  ------------
        Net cash (used in) provided by operating activities...........................    (4,855,099)    4,047,097
                                                                                        ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures............................................................      (356,233)     (194,996)
      Proceeds from sale of land and building of discontinued operation...............     1,765,760            --
                                                                                        ------------  ------------
        Net cash used in investing activities.........................................     1,409,527      (194,996)
                                                                                        ------------  ------------

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (CONTINUED)
                                  (UNAUDITED)

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                    ------------------------------
                                                                                         1997            1996
                                                                                    --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings.............................................      14,712,324      10,525,943
  Repayments of short-term borrowings.............................................     (10,459,722)    (13,954,463)
  Principal payments on long-term debt............................................      (1,885,115)     (2,402,484)
  Proceeds from exercise of stock options.........................................         120,000              --
  Dividends paid on preferred stock...............................................         (21,858)       (197,509)
  Redemption of preferred stock...................................................      (2,633,450)             --
  Proceeds from mortgage refinancing..............................................              --       2,062,500
                                                                                    --------------  --------------
      Net cash used in financing activities.......................................        (167,821)     (3,966,013)
                                                                                    --------------  --------------
NET (DECREASE) INCREASE IN CASH...................................................      (3,613,393)       (113,912)
CASH AT BEGINNING OF PERIOD.......................................................       4,558,135       1,224,603
                                                                                    --------------  --------------
CASH AT END OF PERIOD.............................................................  $      944,742  $    1,110,691
                                                                                    --------------  --------------
                                                                                    --------------  --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Income taxes................................................................  $      974,865  $      817,199
                                                                                    --------------  --------------
                                                                                    --------------  --------------
      Interest....................................................................  $      590,874  $      847,231
                                                                                    --------------  --------------
                                                                                    --------------  --------------

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements contained herein include the accounts of P & F Industries, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

    The consolidated financial statements for the periods ended September 30, 1997 and 1996 are presented as unaudited but, in the opinion of the Company, they include all adjustments necessary for a fair statement of the results of operations for those periods. All such adjustments are of a normal recurring nature. The consolidated balance sheet information for December 31, 1996 was derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. These interim financial statements should be read in conjunction with that report.

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

NOTE 2--INVENTORIES

    Major classes of inventory were as follows:

                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                       1997             1996
                                                                ----------------  ---------------
     Finished goods............................................   $   12,536,348    $   7,661,749
     Work in process...........................................        1,220,691          735,792
     Raw materials and supplies................................        2,889,084        2,722,309
                                                                 ----------------  ---------------
                                                                  $   16,646,123    $  11,119,850
                                                                 ----------------  ---------------
                                                                 ----------------  ---------------

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER ENDED SEPTEMBER 30, 1997 COMPARED WITH THIRD QUARTER ENDED SEPTEMBER 30, 1996

    Consolidated revenues increased 15.6%, from $12,955,406 to $14,981,455. Revenues from pneumatic tools and related equipment increased 21.2%, from $9,354,712 to $11,337,858, due to the addition of a new category of tools to the product line. Revenues from heating equipment increased 9.3%, from $2,319,108 to $2,534,485, while revenues from hardware declined 13.5%, from $1,281,132 to $1,108,692, mostly due to timing differences of shipments. Selling prices of all products were virtually unchanged.

    Consolidated gross profit, as a percentage of revenues, was virtually unchanged at 32.4%, compared to 32.2% in the prior year. Gross profit from pneumatic tools and related equipment declined from 33.1% to 32.6%, due to a slightly less favorable product mix offset partially by an increase in the value of the U.S. dollar as compared to the Japanese yen, which lowered the cost of imported product. Gross profit from heating equipment rose from 32.3% to 34.1% and gross profit from hardware rose from 22.5% to 23.5%, both due to a more profitable product mix.

    Consolidated selling, administrative and general expenses increased 10.3%, from $2,681,189 to $2,958,227, but declined as a percentage of revenues, from 20.7% to 19.8%, due to the increased revenues.

    Interest expense increased from $194,053 to $207,293, due to higher borrowings for the purchase of inventory required to support the increased sales.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

    Consolidated revenues increased 8.8%, from $32,023,041 to $34,842,586. Revenues from pneumatic tools and related equipment increased 10.9%, from $23,280,056 to $25,827,535, due to the addition in the current quarter of a new category of tools to the product line. Revenues from heating equipment increased 7.3%, from $5,502,364 to $5,903,112. Revenues from hardware declined 4%, from $3,239,220 to $3,110,345, due to the timing differences of shipments noted above. Selling prices of all products were virtually unchanged.

    Consolidated gross profit, as a percentage of sales, rose from 33.6% to 34.8%. Gross profit from pneumatic tools and related equipment rose from 34.6% to 35.6%, due to an increase in the value of the U.S. dollar as compared to the Japanese yen, which lowered the cost of imported product. Gross profit from heating equipment rose from 32.8% to 34.0% and gross profit from hardware rose from 24.6% to 25.7%, both due to a more profitable product mix.

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996 (CONTINUED)

    Consolidated selling, administrative and general expenses rose 10.8%, from $7,397,740 to $8,196,987, essentially in line with the increase in revenues. As a percentage of revenues, these expenses increased from 23.1% to 23.5%.

    Interest expense decreased $126,004, from $626,938 to $500,934, as a result of lower average short-term borrowings in 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company gauges its liquidity and financial stability by the measurements shown in the following table (dollar amounts in thousands):

                                                SEPTEMBER 30,     DECEMBER 31,     SEPTEMBER 30,
                                                     1997             1996              1996
                                               ----------------  ---------------  ----------------
     Working Capital.........................    $     16,165      $    15,682      $     17,202
     Current Ratio...........................    2.38 to 1         3.35 to 1        3.95 to 1
     Shareholders' Equity....................    $     19,109      $    19,382      $     18,912

    During the nine months ended September 30, 1997, gross accounts receivable increased approximately $3,810,000 and inventories increased approximately $5,526,000. Both of these increases were primarily attributable to the addition of a new category of pneumatic tools to the product line, with corresponding sales volume and inventory requirements. Short-term borrowings and accounts payable, combined, increased approximately $5,419,000 as a result of the increase in inventories.

    On January 30, 1997, the Company redeemed all of its outstanding preferred stock, at the par value of $10 per share, for a total of $2,633,450. This redemption was funded by working capital and contributed to the decreases in the Company's current ratio and shareholders' equity from December 31, 1996 to September 30, 1997, as shown above.

    On August 22, 1997, the Company sold the land and building it owned in New Hyde Park, New York, the location of a former subsidiary. This sale resulted in a non-recurring net gain of $542,837, which is shown as income from discontinued operation on the statement of operations. The remaining balance of the mortgage on this property, totalling $1,749,090, was paid in full at the time of the sale.

    Capital spending for the nine months ended September 30, 1997 was approximately $356,000. The total amount was provided from working capital. Capital expenditures for the rest of 1997 are expected to total approximately $479,000, some of which may be financed. Included in the expected total for 1997 are capital expenditures relating to new products, expansion of existing product lines and replacement of old equipment.

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES

    The Company's credit facility provides a line of credit totalling $18,000,000. Of this amount, $14,000,000 is available for direct loans, letters of credit and bankers' acceptances. At September 30, 1997, there were loans totalling approximately $4,253,000 outstanding against this line of credit. There was a commitment at September 30, 1997 of approximately $1,970,000 for open letters of credit. In addition, at September 30, 1997, approximately $1,441,000 of the Company's credit facility was used to secure accounts payable. The total line of credit also includes $4,000,000 earmarked for acquisitions subject to the lending bank's approval. The Company's credit facility also provides the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding at September 30, 1997 was approximately $1,800,000.

    The Company's credit facility agreement is subject to annual review by the lending bank. Under this agreement, the Company is required to adhere to certain financial covenants. At September 30, 1997, and for the nine months then ended, the Company satisfied all of these covenants.

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

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

               The following exhibits have been filed as part of this report:

               Exhibit 11--Schedule of Computation of Earnings Per Common Share.

               Exhibit 27--Financial Data Schedules (submitted to the Securities and Exchange
               Commission in electronic format).

           (b) Reports on Form 8-K

               No reports on Form 8-K were filed by the Registrant during the quarter ended
               September 30, 1997.

                                 SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               P & F INDUSTRIES, INC.
                               (REGISTRANT)

                                BY            /S/ LEON D. FELDMAN
                                     -----------------------------------------
                                               Leon D. Feldman
                                          EXECUTIVE VICE PRESIDENT
                                          (PRINCIPAL FINANCIAL OFFICER)

DATED: NOVEMBER 4, 1997

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES
                                   EXHIBIT 11
              SCHEDULE OF COMPUTATION OF EARNINGS PER COMMON SHARE
                        QUARTER ENDED SEPTEMBER 30, 1997

                                                                                                         FULLY
                                                                                          PRIMARY       DILUTED
                                                                                        ------------  ------------

Net income............................................................................  $  1,414,393  $  1,414,393

Dividends on preferred stock..........................................................            --            --
                                                                                        ------------  ------------

Net income for earnings per common share..............................................  $  1,414,393  $  1,414,393


Weighted average number of common shares outstanding during the period................     2,979,991     2,979,991

Common share equivalents--shares issuable upon exercise of stock options..............       510,272       574,308
                                                                                        ------------  ------------

Weighted average number of common shares and common share equivalents used in
  calculation of earnings per common share............................................     3,490,263     3,554,299
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Earnings per common share.............................................................          $.41          $.40
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES
                                   EXHIBIT 11
                                  (CONTINUED)
              SCHEDULE OF COMPUTATION OF EARNINGS PER COMMON SHARE
                        QUARTER ENDED SEPTEMBER 30, 1996

                                                                                                         FULLY
                                                                                          PRIMARY       DILUTED
                                                                                        ------------  ------------

Net income............................................................................  $    711,902  $    711,902

Dividends on preferred stock..........................................................       (65,836)      (65,836)
                                                                                        ------------  ------------

Net income for earnings per common share..............................................  $    646,066  $    646,066
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Weighted average number of common shares outstanding during the period................     2,929,991     2,929,991

Common share equivalents--shares issuable upon exercise of stock options..............       307,818       387,186
                                                                                        ------------  ------------

Weighted average number of common shares and common share equivalents used in
  calculation of earnings per common share............................................     3,237,809     3,317,177
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Earnings per common share.............................................................          $.20          $.19
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES
                                   EXHIBIT 11
                                  (CONTINUED)
              SCHEDULE OF COMPUTATION OF EARNINGS PER COMMON SHARE
                      NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                                                                         FULLY
                                                                                          PRIMARY       DILUTED
                                                                                        ------------  ------------

Net income............................................................................  $  2,262,905  $  2,262,905

Dividends on preferred stock..........................................................       (21,858)      (21,858)
                                                                                        ------------  ------------

Net income for earnings per common share..............................................  $  2,241,047  $  2,241,047
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Weighted average number of common shares outstanding during the period................     2,975,192     2,975,192

Common share equivalents--shares issuable upon exercise of stock options..............       505,800       581,363
                                                                                        ------------  ------------

Weighted average number of common shares and common share equivalents used in
  calculation of earnings per common share............................................     3,480,992     3,556,555
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Earnings per common share.............................................................          $.65          $.63
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES
                                   EXHIBIT 11
                                  (CONTINUED)
              SCHEDULE OF COMPUTATION OF EARNINGS PER COMMON SHARE
                      NINE MONTHS ENDED SEPTEMBER 30, 1996

                                                                                                         FULLY
                                                                                          PRIMARY       DILUTED
                                                                                        ------------  ------------

Net income............................................................................  $  1,417,991  $  1,417,991

Dividends on preferred stock..........................................................      (197,509)     (197,509)
                                                                                        ------------  ------------

Net income for earnings per common share..............................................  $  1,220,482  $  1,220,482
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Weighted average number of common shares outstanding during the period................     2,929,991     2,929,991

Common share equivalents--shares issuable upon exercise of stock options..............       274,695       387,925
                                                                                        ------------  ------------

Weighted average number of common shares and common share equivalents used in
  calculation of earnings per common share............................................     3,204,686     3,317,916
                                                                                        ------------  ------------
                                                                                        ------------  ------------

Earnings per common share.............................................................          $.38          $.37
                                                                                        ------------  ------------
                                                                                        ------------  ------------