Form 10-K
period 1997-12-31
P&F INDUSTRIES INC
filed 1998-03-31
CIK 75340

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------
                                    FORM 10-K
                                    ---------
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the last sale price on March 16, 1998, was approximately $13,766,690.

      As of March 16, 1998, there were outstanding 3,134,345 shares of the Registrant's Class A Common Stock, par value $1.00 per share.

                         DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporates by reference information from the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders.

                             P & F INDUSTRIES, INC.

                                    FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                  TABLE OF CONTENTS

                                                                           PAGE
                                       PART I                              ----

Item 1.     Business                                                      1 - 3

Item 2.     Properties                                                        3

Item 3.     Legal Proceedings                                                 3

Item 4.     Submission of Matters to a Vote of Security Holders               3


                                     PART II

Item 5.     Market for Registrant's Common Equity and Related
              Stockholder Matters                                             4

Item 6.     Selected Financial Data                                           5

Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        6 - 10

Item 8.     Financial Statements and Supplementary Data                 11 - 38

Item 9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosures                           39


                                    PART III

Item 10.    Directors and Executive Officers of the Registrant               39

Item 11.    Executive Compensation                                           39

Item 12.    Security Ownership of Certain Beneficial Owners
              and Management                                                 39

Item 13.    Certain Relationships and Related Transactions                   39


                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and
              Reports on Form 8-K                                       40 - 42


            Signatures                                                       43

                                     PART I

ITEM 1. BUSINESS

      P & F Industries, Inc. (the "Company") conducts its business operations through two wholly-owned subsidiaries. Florida Pneumatic Manufacturing Corporation ("Florida Pneumatic") is engaged in the importation, manufacture and sale of pneumatic hand tools, primarily for the industrial and retail markets, and the importation and sale of compressor air filters. Florida Pneumatic also markets, through its Berkley Tool division ("Berkley"), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely used brand of pipe cutting and threading machines. Embassy Industries, Inc. ("Embassy") is engaged in the manufacture and sale of baseboard heating products and the importation and sale of radiant heating systems. Embassy also imports a line of door and window hardware items through its Franklin Hardware division ("Franklin"). Note 11 of the Notes to Consolidated Financial Statements presents financial information for the segments of the Company's business.

      Florida Pneumatic has two major customers, Sears, Roebuck and Co. and W.W. Grainger, Inc., who accounted for 45.1%, 37.4% and 31.4% and 9.1%, 10.8% and 10.8% of consolidated net sales for the years ended December 31, 1997, 1996 and 1995, respectively.

FLORIDA PNEUMATIC

      Florida Pneumatic imports or manufactures approximately fifty types of pneumatic hand tools, most of which are sold at prices ranging from $50 to $1,000, under the names "Florida Pneumatic", "Universal Tool" and "Fuji", as well as under the trade names or trademarks of several private label customers. The line of products includes sanders, grinders, drills, saws, impact wrenches, nailers and staplers. The nailers and staplers were added to Florida Pneumatic's product line in the fourth quarter of 1997. These tools are similar in appearance and function to electric hand tools but are powered by compressed air, rather than directly by electricity. Air tools, as they are also called, are generally less expensive to operate, offer better performance and are lighter in weight than their electrical counterparts.

      Most of Florida Pneumatic's sales are of pneumatic tools imported from Japan, along with sales of some products imported from Taiwan and mainland China. Florida Pneumatic manufactures high speed rotary and reciprocating pneumatic tools at its factory in Jupiter, Florida and imports air filters.

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

      Two customers accounted for 72.6%, 67.5% and 56.9 of Florida Pneumatic's net sales in 1997, 1996 and 1995, respectively. Relationships with these customers remain excellent.

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

      Embassy also imports a line of radiant heating systems. These systems are different from baseboard heating systems in that the heating systems are generally installed in floors and radiate heat provided by hot water circulating in plastic tubing installed beneath the surface of the floor. These systems include the tubing, manifolds, controls and installation supplies. Embassy also provides computer software which aids in the design of the system. Sales of this product accounted for 15.0% of Embassy's total heating equipment sales in 1997.

      Baseboard and radiant heating systems compete with forced hot-air and electric heating systems. Electric systems are generally more expensive to operate. Forced hot-air systems are noisier, sometimes cause discomfort from fluctuations in temperature as the furnace cycles on and off and do not distribute warm air uniformly within the room. Hot-water systems are generally more expensive to install. Accordingly, baseboard and radiant heating systems are more widely used in custom and higher priced homes in colder sections of the country. Since Embassy's products are primarily used in new installations, its sales are related to housing starts.

      Embassy's baseboard heating products are sold off the shelf and no material backlog of orders exists. Raw materials are readily available. The business is seasonal, with approximately 60.0% of Embassy's heating equipment sales coming in the last six months of the year.

      The primary competitive factors in the baseboard and radiant heating market are quality, price, service and brand-name awareness.

      The Franklin division of Embassy imports and packages approximately 225 types of hardware products, including locksets, deadbolts, door and window security hardware, rope-related hardware products and fire escape ladders. Products generally range in price from under $1.00 to $30.00 and are sold to retailers, wholesalers and private label accounts through manufacturers' representatives and in-house sales support personnel. Nearly all of Franklin's sales are of products imported from the Far East. Three customers accounted for approximately 55.9% of Franklin's sales in 1997, with two of these customers each doing approximately the same volume and accounting for approximately 45.4%.

      The primary competitive factors in the hardware business are price, service, skill in packaging and point-of-sale marketing.

      Franklin's products are sold off the shelf and no material backlog of orders exists. Sources of imported products are readily available. Franklin's business is not seasonal.

EMPLOYEES

      The Company employed approximately 164 persons as of December 31, 1997, including 5 at corporate headquarters. The 83 employees of the pneumatic tool operation are not represented by a union. Of the 76 persons employed in the heating equipment and hardware operations, 50 factory workers are covered by a single-employer union contract. The heating equipment union contract expires on November 30, 1998. The Company believes that its relations with its employees are satisfactory.

ITEM 2. PROPERTIES

      Embassy and Florida Pneumatic each own, subject to a mortgage, the plant facilities which they occupy. Embassy's 75,000 square foot plant facility is located in Farmingdale, New York. Florida Pneumatic's 72,000 square foot plant facility is located in Jupiter, Florida. Each facility provides adequate space for its operations in the foreseeable future. The Company's executive offices are located in Embassy's facility in Farmingdale, New York.

      The Company owned, subject to a mortgage, a 36,000 square foot building in New Hyde Park, New York. This building was being leased to Triangle Sheet Metal Works, Inc. ("Triangle"), a former subsidiary of the Company. In August 1997, the Company sold this building to Triangle. Note 9(b) of the Notes to Consolidated Financial Statements presents additional information on the sale of this building.

ITEM 3. LEGAL PROCEEDINGS

      The Company is not a party to any litigation that is expected to have a material adverse effect on its business.

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

                                     PART II

ITEM  5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

      The Company's Class A Common Stock trades on the Nasdaq Stock Market. The price range of the Company's Class A Common Stock during the last two fiscal years was as follows:

            1997                          HIGH               LOW
            ----                          ----               ---
       First Quarter                   $ 6                $ 3 1/2
       Second Quarter                    5 5/8              4 5/8
       Third Quarter                     7                  4 1/2
       Fourth Quarter                    7 13/16            6

            1996                          HIGH               LOW
            ----                          ----               ---
       First Quarter                   $ 3 1/8            $ 2 3/8
       Second Quarter                    3 1/2              2 5/8
       Third Quarter                     3 9/16             2 9/16
       Fourth Quarter                    4 1/8              3 1/8

      As of March 16, 1998, there were approximately 3,600 holders of record of the Company's Class A Common Stock.

      The Company has not declared any cash dividends on its Class A Common Stock since its incorporation in 1962 and has no plans to declare any cash dividends in the immediate future. On January 30, 1997, the Company redeemed all of the outstanding shares of its $1.00 Cumulative Preferred Stock, at the par value of $10 per share, for a total of $2,633,450, plus an interim dividend totalling $21,858.

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

      The earnings per share amounts prior to 1997 have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share". For further discussion of earnings per share and the impact of Statement No. 128, see the Notes to Consolidated Financial Statements.

                                                                YEAR ENDED DECEMBER 31,
                                      ---------------------------------------------------------------------------
                                          1997            1996            1995            1994            1993
                                      -----------     -----------     -----------     -----------     -----------

Revenues                              $50 026 947     $43 078 371     $43 047 601     $45 075 182     $40 361 318
                                      ===========     ===========     ===========     ===========     ===========

Income from continuing operations     $ 2 513 779     $ 1 953 287     $ 1 491 975     $ 1 233 356     $   695 866
                                      ===========     ===========     ===========     ===========     ===========

Income from continuing operations
  per share of common stock:
    Basic                             $       .83     $       .58     $       .42     $       .33     $       .19
                                      ===========     ===========     ===========     ===========     ===========
    Diluted                           $       .71     $       .52     $       .39     $       .32     $       .18
                                      ===========     ===========     ===========     ===========     ===========

Total assets                          $32 648 895     $31 331 643     $35 415 672     $33 013 300     $35 899 164
                                      ===========     ===========     ===========     ===========     ===========

Long-term obligations                 $ 5 124 883     $ 5 288 570     $ 7 414 181     $ 7 767 625     $ 8 208 245
                                      ===========     ===========     ===========     ===========     ===========

Cash dividends declared per
  common share                        $        --     $        --     $        --     $        --     $        --
                                      ===========     ===========     ===========     ===========     ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1997 COMPARED TO 1996

      Consolidated revenues increased 16.1%, from $43,078,371 to $50,026,947. Revenues from pneumatic tools and related equipment increased 21.6%, from $30,836,616 to $37,485,572. The increase in these revenues was due primarily to the addition of a major new product line of pneumatic tools.

      Heating equipment revenues increased 2.1%, from $8,171,330 to $8,342,996. A 48.7% increase in sales of radiant heating products more than offset a decrease of 3.3% in baseboard sales.

      Hardware revenues increased 4.0%, from $4,033,686 to $4,196,351, due to increased sales to existing customers.

      Selling prices of all products were virtually unchanged during the year.

      Consolidated gross profit, as a percentage of revenues, increased from 33.4% to 33.8%. Gross profit on pneumatic tools and related equipment increased from 33.8% to 33.9%, due to a more favorable exchange rate of the dollar compared to the Japanese yen, which reduced the cost of imported product and which was offset by a less favorable product mix. Gross profit from heating equipment increased from 34.7% to 36.8%, due to a more favorable product mix. Gross profit from hardware decreased slightly, from 26.7% to 26.5%, due to a less favorable product mix.

      Consolidated selling, general and administrative expenses increased 15.1%, from $9,839,976 to $11,321,691. The increase in absolute dollars expended is the result of an increase in marketing and compensation program expenditures necessary to achieve the substantial increase in sales and, to a lesser extent, a strengthening of the Company's efforts in the new product development area. As a percentage of revenues, selling, general and administrative expenses decreased from 22.8% to 22.6%, due to the increase in revenues.

       Interest expense decreased 8.0%, from $754,069 to $693,660, due to a decrease in average loans outstanding.

      The effective tax rates for the years ended December 31, 1997 and 1996 were 45.6% and 38.7%, respectively. See Note 8 of the Notes to Consolidated Financial Statements.

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

      Consolidated gross profit, as a percentage of revenues, increased from 32.6% to 33.4%. Gross profit on pneumatic tools and related equipment increased from 32.6% to 33.8%, due to the increased selling prices and a more favorable exchange rate of the dollar compared to the Japanese yen, which reduced the cost of imported product. These improvements in gross profit were partially offset by a less favorable product mix. Gross profit from heating equipment increased slightly, from 34.3% to 34.7%. Higher selling prices essentially offset higher material costs. Gross profit from hardware decreased from 29.4% to 26.7%, due to a less favorable product mix.

      Consolidated selling, general and administrative expenses decreased 2.2%, from $10,056,193 to $9,839,976. Of the total decrease, $163,200 was attributable to a charge against operations in 1995 for the amount paid for the cancellation of options to purchase 192,000 shares of common stock. As a percentage of revenues, selling, general and administrative expenses decreased from 23.4% to 22.8%.

       Interest expense decreased 26.2%, from $1,021,400 to $754,069, due to a decrease in average loans outstanding.

      The effective tax rates for the years ended December 31, 1996 and 1995 were 38.7% and 36.4%, respectively. See Note 8 of the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

      The Company gauges its liquidity and financial stability by the measurements shown in the following table:

                                           DECEMBER 31,
                                  ------------------------------
                                  1997         1996         1995
                                  ----         ----         ----
                            (amounts in thousands, except for ratios)

  Working Capital               $17,060      $15,682      $15,838

  Current Ratio                3.45 to 1    3.35 to 1    2.54 to 1

  Shareholders' Equity          $20,121      $19,382      $17,692

      During 1997, accounts receivable increased by $1,889,009 as a result of a 37.3% increase in sales in the fourth quarter of 1997 as compared to 1996. Also during 1997, inventories increased $2,262,630, due primarily to the addition, in December, of a new line of air tools at Florida Pneumatic.

      In August 1997, the Company sold the 36,000 square foot building it owned in New Hyde Park, New York. This building was being leased to Triangle Sheet Metal Works, Inc. ("Triangle"), a former subsidiary of the Company. The sale of the building resulted in a gain of $542,837, net of income taxes totalling $850,000. This gain is presented in the financial statements as income from discontinued operation. The proceeds from the sale, approximately $1,766,000, were used to pay the outstanding balance on the mortgage, approximately $1,749,000. The due date of this mortgage was October 1997 and the balance outstanding at December 31, 1996 was, therefore, classified as a current liability.

      During 1996, accounts receivable decreased by $2,990,170, from an unusually high level of accounts receivable at December 31, 1995, including approximately $2,337,000 from one-time sales to a customer in December 1995. Also during 1996, inventories decreased $3,783,711. The funds provided by these decreases in accounts receivable and inventories were used to pay down all of the Company's short-term borrowings during the year. This decrease in short-term borrowings of $4,233,753 contributed to the increase in the Company's current ratio.

      The Company's credit facility provides a line of credit totalling $14,000,000 for direct loans, letters of credit and bankers' acceptances. At December 31, 1997, there were no loans outstanding against this line of credit. There was a commitment at December 31, 1997 of approximately $2,322,000 for outstanding letters of credit. In addition, at December 31, 1997, approximately $2,472,000 of the Company's credit facility was used to secure accounts payable. The total line of credit includes $4,000,000 earmarked for acquisitions subject to the lending bank's approval. The Company's credit facility also provides the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding at December 31, 1997 was approximately $3,114,000.

      The Company's credit facility agreement is subject to annual review by the lending bank. Under this agreement, the Company is required to adhere to certain financial covenants. At December 31, 1997, and for the year then ended, the Company satisfied all of these covenants.

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

      Capital spending was approximately $652,000, $278,000 and $402,000 in 1997, 1996 and 1995, respectively. The total amount in each year was provided from working capital. Capital expenditures for 1998 are expected to be approximately $1,700,000, some of which may be financed. Included in this amount are expenditures relating to new products as well as expenditures relating to the replacement or upgrading of old equipment.

      On January 30, 1998, the Company redeemed all of its outstanding 13.75% Subordinated Debentures, due January 1, 2017, at 100% of the principal amount of the Debentures, plus accrued and unpaid interest to the redemption date. The funds used for this redemption, totalling $1,384,686, were derived from working capital.

      On January 30, 1997, the Company redeemed all of its outstanding $1.00 Cumulative Preferred Stock at the par value of $10 per share, plus an interim dividend, through the redemption date, of $.083 per share. The funds used for this redemption, totalling $2,655,308, were derived from working capital.

      On March 31, 1995, Florida Pneumatic purchased the assets and business of Intech Industries, Inc. ("Intech") for cash totalling $206,000. Intech was a domestic manufacturer and importer of air filters used on air compressors. The operations of Intech were merged with the operations of Florida Pneumatic.

      On February 15, 1995, Florida Pneumatic purchased the assets and business of Tradesman Tool Co., Inc. ("Tradesman") for cash totalling approximately $547,000. Tradesman was a domestic manufacturer of heavy-duty pipe wrenches. The operations of Tradesman were merged with the operations of Florida Pneumatic.

      The Company continues to conduct an extensive acquisition search. The funds for an acquisition will be provided by working capital and existing credit facilities, including the $4,000,000 credit facility earmarked for acquisitions referred to above.

      The Company is currently determining the modifications required to ensure that its management and information systems will be able to make the transition to the year 2000. At this time, management expects that all such modifications will be completed on a timely basis and that the costs of these modifications will not have a material adverse effect on the Company's results of operations, financial position or liquidity.

NEW ACCOUNTING PRONOUNCEMENTS

      Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Statement No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

      Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", which supersedes Statement No. 14, "Financial Reporting for Segments of a Business Enterprise", establishes standards for the reporting of certain information about operating segments by public companies, in both annual and interim financial statements. Statement No. 131 defines an operating segment as a component of an enterprise for which separate financial information is available and whose operating results are reviewed regularly by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance.

      Statements No. 130 and 131 are both effective for financial statements for periods beginning after December 15, 1997 and both require comparative information for earlier years to be restated. The adoption of Statement No. 130 is not expected to have a material effect on the Company's financial position or results of operations. The adoption of Statement No. 131 will have no effect on the Company's financial position or results of operations and the Company is currently reviewing Statement No. 131 in order to fully evaluate the impact, if any, the adoption of the provisions of this Statement will have on future financial disclosures.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       P & F INDUSTRIES, INC. AND SUBSIDIARIES

                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                               AND SUPPLEMENTARY DATA

                                                                            PAGE
                                                                            ----
Report of Independent Certified Public Accountants                            12

Consolidated Balance Sheets as of December 31, 1997
  and 1996                                                               13 - 14

Consolidated Statements of Income for each of
  the three years ended December 31, 1997, 1996
  and 1995                                                               15 - 16

Consolidated Statements of Shareholders' Equity for
  each of the three years ended December 31, 1997,
  1996 and 1995                                                               17

Consolidated Statements of Cash Flows for each of
  the three years ended December 31, 1997,
  1996 and 1995                                                          18 - 19

Notes to Consolidated Financial Statements                               20 - 38

Schedule II - Valuation and Qualifying Accounts for
  each of the three years ended December 31, 1997,
  1996 and 1995                                                               41

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and the Shareholders of P & F Industries, Inc. Farmingdale, New York

We have audited the accompanying consolidated balance sheets of P & F Industries, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of P & F Industries, Inc. and subsidiaries at December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


/s/ BDO Seidman, LLP

BDO Seidman, LLP

New York, New York
March 16, 1998

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                        DECEMBER 31,
                                                ---------------------------
                  ASSETS                            1997           1996
                                                ------------   ------------
CURRENT:
  Cash                                          $  2 092 244   $  4 558 135
  Accounts receivable, less allowance
    for possible losses of $421,014
    and $370,410 (Note 3)                          7 924 941      6 113 259
  Inventories (Notes 2 and 3)                     13 382 480     11 119 850
  Deferred income taxes (Note 8)                     365 000        211 000
  Prepaid expenses and other assets                  254 544        300 850
  Note receivable from officer                            --         40 000
                                                ------------   ------------

         TOTAL CURRENT ASSETS                     24 019 209     22 343 094
                                                ------------   ------------

PROPERTY AND EQUIPMENT (Notes 3 and 4):
  Land                                               846 939        993 020
  Buildings and improvements                       4 304 779      4 505 889
  Machinery and equipment                          5 763 749      5 246 699
                                                ------------   ------------
                                                  10 915 467     10 745 608

  Less accumulated depreciation                    5 257 701      4 965 956
                                                ------------   ------------

         NET PROPERTY AND EQUIPMENT                5 657 766      5 779 652
                                                ------------   ------------

DEFERRED INCOME TAXES (Note 8)                            --        175 000
                                                ------------   ------------
GOODWILL, net of accumulated
  amortization of $1,025,722
  and $927,334                                     2 788 045      2 886 433
                                                ------------   ------------

OTHER ASSETS, net of accumulated
  amortization of $50,667 and $34,659                183 875        147 464
                                                ------------   ------------

                                                $ 32 648 895   $ 31 331 643
                                                ============   ============


          See accompanying notes to consolidated financial statements.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                        DECEMBER 31,
                                                ---------------------------
  LIABILITIES AND SHAREHOLDERS' EQUITY              1997           1996
                                                ------------   ------------
CURRENT LIABILITIES:

  Accounts payable                              $  4 040 125   $  2 661 589
  Accruals:
    Compensation                                   1 365 857      1 069 564
    Other                                          1 396 217      1 012 467
  Current maturities of long-term
    debt (Note 4)                                    157 140      1 917 691
                                                ------------   ------------
         TOTAL CURRENT LIABILITIES                 6 959 339      6 661 311

LONG-TERM DEBT, less current
  maturities (Note 4)                              3 755 683      3 919 370

DEFERRED INCOME TAXES (Note 8)                       444 000             --

SUBORDINATED DEBENTURES (Note 5)                   1 369 200      1 369 200
                                                ------------   ------------
         TOTAL LIABILITIES                        12 528 222     11 949 881
                                                ------------   ------------

COMMITMENTS AND CONTINGENCIES
  (Notes 3 and 10)

SHAREHOLDERS' EQUITY (Notes 6 and 7):
  Preferred stock, $10 par, cumulative
    authorized - 2,000,000 shares
    outstanding - 263,345 shares in 1996                  --      2 633 450
  Common stock:
    Class A - $1 par
      authorized - 7,000,000
      outstanding - 3,101,845 and
        2,928,867                                  3 101 845      2 928 867
    Class B - $1 par
      authorized - 2,000,000 shares                       --             --
  Additional paid-in capital                       7 772 239      7 607 614
  Retained earnings                                9 246 589      6 211 831
                                                ------------   ------------
         TOTAL SHAREHOLDERS' EQUITY               20 120 673     19 381 762
                                                ------------   ------------

                                                $ 32 648 895   $ 31 331 643
                                                ============   ============


          See accompanying notes to consolidated financial statements.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                            YEAR ENDED DECEMBER 31,
                                     ----------------------------------------
                                         1997          1996          1995
                                     ------------  ------------  ------------
REVENUES (Note 11):
  Net sales                          $ 49 605 480  $ 42 650 342  $ 42 645 954
  Other                                   421 467       428 029       401 647
                                     ------------  ------------  ------------
                                       50 026 947    43 078 371    43 047 601
                                     ------------  ------------  ------------

COSTS AND EXPENSES:
  Cost of sales                        33 140 308    28 698 300    29 015 050
  Selling, administrative
    and general                        11 321 691     9 839 976    10 056 193
  Interest - net                          693 660       754 069     1 021 400
  Depreciation                            646 509       598 739       608 983
                                     ------------  ------------  ------------
                                       45 802 168    39 891 084    40 701 626
                                     ------------  ------------  ------------

INCOME BEFORE TAXES ON INCOME           4 224 779     3 187 287     2 345 975

TAXES ON INCOME (Note 8)                1 711 000     1 234 000       854 000
                                     ------------  ------------  ------------

INCOME FROM CONTINUING OPERATIONS       2 513 779     1 953 287     1 491 975

INCOME FROM DISCONTINUED
  OPERATION (NET OF INCOME
  TAXES OF $850,000) (Note 9(b))          542 837            --            --
                                     ------------  ------------  ------------

NET INCOME                           $  3 056 616  $  1 953 287  $  1 491 975
                                     ============  ============  ============


          See accompanying notes to consolidated financial statements.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (CONTINUED)

                                             YEAR ENDED DECEMBER 31,
                                     ----------------------------------------
                                         1997          1996          1995
                                     ------------  ------------  ------------

NET INCOME                           $  3 056 616  $  1 953 287  $  1 491 975
                                     ============  ============  ============

PREFERRED DIVIDENDS                  $     21 858  $    263 345  $    263 345
                                     ============  ============  ============

INCOME AVAILABLE TO
  COMMON SHAREHOLDERS                $  3 034 758  $  1 689 942  $  1 228 630
                                     ============  ============  ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING:
    BASIC                               2 986 920     2 929 991     2 929 991
                                        =========     =========     =========

    DILUTED                             3 525 690     3 237 591     3 147 626
                                        =========     =========     =========

EARNINGS PER SHARE OF COMMON STOCK:
  BASIC:
    CONTINUING OPERATIONS                  $  .83        $  .58        $  .42

    DISCONTINUED OPERATION                    .18            --            --
                                           ------        ------        ------
    NET INCOME                             $ 1.01        $  .58        $  .42
                                           ======        ======        ======

  DILUTED:
    CONTINUING OPERATIONS                  $  .71        $  .52        $  .39

    DISCONTINUED OPERATION                    .15            --            --
                                           ------        ------        ------
    NET INCOME                             $  .86        $  .52        $  .39
                                           ======        ======        ======


          See accompanying notes to consolidated financial statements.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                           PREFERRED STOCK,         CLASS A COMMON
                                         $10 PAR - CUMULATIVE       STOCK - $1 PAR        ADDITIONAL
YEARS ENDED DECEMBER 31,                 --------------------   ----------------------     PAID-IN       RETAINED
  1995, 1996 AND 1997                     SHARES     AMOUNT       SHARES      AMOUNT       CAPITAL       EARNINGS
------------------------                 -------  -----------   ---------  -----------   -----------   -----------
BALANCE, January 1, 1995                 263 345  $ 2 633 450   2 928 867  $ 2 928 867   $ 7 607 614   $ 3 293 259

  Net income for the year ended
    December 31, 1995                         --           --          --           --            --     1 491 975

  Dividends on preferred stock                --           --          --           --            --      (263 345)
                                         -------  -----------   ---------  -----------   -----------   -----------
BALANCE, December 31, 1995               263 345    2 633 450   2 928 867    2 928 867     7 607 614     4 521 889

  Net income for the year ended
    December 31, 1996                         --           --          --           --            --     1 953 287

  Dividends on preferred stock                --           --          --           --            --      (263 345)
                                         -------  -----------   ---------  -----------   -----------   -----------
BALANCE, December 31, 1996               263 345    2 633 450   2 928 867    2 928 867     7 607 614     6 211 831

  Net income for the year ended
    December 31, 1997                         --           --          --           --            --     3 056 616

  Redemption of preferred stock         (263 345)  (2 633 450)         --           --            --            --

  Exercise of stock options
    and warrants                              --           --     172 978      172 978        87 625            --

  Tax benefit from exercise
    of stock options                          --           --          --           --        77 000            --

  Dividends on preferred stock                --           --          --           --            --       (21 858)
                                         -------  -----------   ---------  -----------   -----------   -----------
BALANCE, December 31, 1997                    --  $        --   3 101 845  $ 3 101 845   $ 7 772 239   $ 9 246 589
                                         =======  ===========   =========  ===========   ===========   ===========


          See accompanying notes to consolidated financial statements.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 YEAR ENDED DECEMBER 31,
                                         ---------------------------------------
                                             1997          1996         1995
                                         -----------   -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $ 3 056 616   $ 1 953 287  $ 1 491 975
                                         -----------   -----------  -----------
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization          789 553       771 553      889 305
      Provision for losses on
        accounts receivable                   77 327        59 817       77 307
      Deferred income taxes                  465 000        37 000      341 000
      (Gain) on disposal of fixed
        assets of discontinued
        operation                         (1 392 837)           --           --
      Loss (gain) on disposal
        of fixed assets                           --         3 446      (12 100)
  Decrease (increase):
    Accounts receivable                   (1 889 009)    2 990 170     (841 863)
    Inventories                           (2 262 630)    3 783 711   (1 827 338)
    Prepayments and other items               76 406        86 634      254 654
    Other assets                             (56 400)      (36 676)      12 425
  Increase (decrease):
    Accounts payable                       1 378 536      (837 585)     546 691
    Accruals                                 461 149      (140 839)     251 672
                                         -----------   -----------  -----------
        Total adjustments                 (2 352 905)    6 717 231     (308 247)
                                         -----------   -----------  -----------
          Net cash provided by
           operating activities              703 711     8 670 518    1 183 728
                                         -----------   -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment                 --            --       12 300
  Capital expenditures                      (652 223)     (278 094)    (402 403)
  Proceeds from sale of fixed assets
    of discontinued operation              1 724 564            --           --
  Purchase of assets of Tradesman
    Tool Co., Inc. and Intech
    Industries, Inc.                              --            --     (752 959)
                                         -----------   -----------  -----------
          Net cash (used in)
           provided by investing
           activities                      1 072 341      (278 094)  (1 143 062)
                                         -----------   -----------  -----------


          See accompanying notes to consolidated financial statements.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                   YEAR ENDED DECEMBER 31,
                                         ---------------------------------------
                                             1997          1996         1995
                                         -----------   -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings     19 088 495    12 661 696   16 310 783
  Repayments of short-term borrowings    (19 088 495)  (16 895 449) (15 591 320)
  Proceeds from mortgage                          --     2 062 500           --
  Principal payments on long-term debt    (1 924 238)   (2 624 294)    (344 084)
  Proceeds from exercise of stock
    options and warrant                      260 603            --           --
  Redemption of preferred stock           (2 633 450)           --           --
  Tax benefit from exercise
    of stock options                          77 000            --           --
  Dividends paid on preferred stock          (21 858)     (263 345)    (263 345)
                                         -----------   -----------  -----------
          Net cash (used in)
           provided by financing
           activities                     (4 241 943)   (5 058 892)     112 034
                                         -----------   -----------  -----------


NET INCREASE (DECREASE) IN CASH           (2 465 891)    3 333 532      152 700

CASH AT BEGINNING OF YEAR                  4 558 135     1 224 603    1 071 903
                                         -----------   -----------  -----------

CASH AT END OF YEAR                      $ 2 092 244   $ 4 558 135  $ 1 224 603
                                         ===========   ===========  ===========


          See accompanying notes to consolidated financial statements.

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

      The Company conducts its business operations through two wholly-owned subsidiaries. Florida Pneumatic Manufacturing Corporation ("Florida Pneumatic") is engaged in the importation, manufacture and sale of pneumatic hand tools, primarily for the industrial and retail markets, and the importation and sale of compressor air filters. Florida Pneumatic also markets, through its Berkley Tool division ("Berkley"), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely used brand of pipe cutting and threading machines. Embassy Industries, Inc. ("Embassy") is engaged in the manufacture and sale of baseboard heating products and the importation and sale of radiant heating systems. Embassy also imports a line of door and window hardware items through its Franklin Hardware division ("Franklin"). Note 11 of the Notes to Consolidated Financial Statements presents financial information for the segments of the Company's business.

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

FINANCIAL INSTRUMENTS

      The carrying amounts of financial instruments, including cash and short-term debt, approximated fair value as of December 31, 1997 and 1996, because of the relatively short-term maturity of these instruments. The carrying value of long-term debt, including the current portion, approximated fair value as of December 31, 1997 and 1996, based upon quoted market prices for the same or similar debt issues.

      At December 31, 1997, the Company had foreign currency forward contracts, maturing in 1998, to purchase approximately $3,114,000 in Japanese yen at contracted forward rates.

      The Company enters into foreign currency forward contracts as a hedge against foreign accounts payable. At December 31, 1997, gains and losses on such contracts were included in the measurement of the related foreign currency transactions and reflected in the cost of sales. The Company does not hold or issue financial instruments for trading purposes.

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

           Buildings and improvements       10 - 30 years
           Machinery and equipment           3 - 12 years

LONG-LIVED ASSETS

      The Company reviews certain long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In that regard, the Company assesses the recoverability of such assets based upon estimated non-discounted cash flow forecasts.

GOODWILL

      The excess of the purchase price over fair value of net assets of acquired businesses arises from business combinations accounted for as purchases and is amortized on a straight-line basis over 40 years.

      The Company's operational policy for the assessment and measurement of any impairment in the value of excess of cost over net assets acquired which is other than temporary is to evaluate the recoverability and remaining life of its goodwill and determine whether the goodwill should be completely or partially written off or the amortization period accelerated. The Company will recognize an impairment of goodwill if undiscounted estimated future operating cash flows of the acquired businesses are determined to be less than the carrying amount of goodwill. If the Company determines that goodwill has been impaired, the Company will reflect the impairment through a reduction in the carrying value of goodwill, in an amount equal to the excess of the carrying amount of the goodwill over the amount of the undiscounted estimated operating cash flows.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

TAXES ON INCOME

      P & F Industries, Inc. and its subsidiaries file a consolidated Federal tax return and separate state and local tax returns.

      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and any operating loss or tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of any change in the tax rate is recognized in income in the period that includes the enactment date of such change.

EARNINGS PER SHARE

      In June 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which provides for the calculation of basic and diluted earnings per share. Basic and diluted earnings per share replace the previously reported primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share is based only on the average number of common shares outstanding for the period. Diluted earnings per share reflects, in periods for which they have a dilutive effect, the effect of common shares issuable upon the exercise of options, warrants and convertible securities and is very similar to fully diluted earnings per share. Earnings per share amounts for all periods have been presented and the amounts for prior periods have been restated to comply with the provisions of Statement No. 128.

      Diluted earnings per share is computed using the treasury stock method. Under this method, the aggregate number of shares outstanding reflects the assumed use of proceeds from the hypothetical exercise of any outstanding options or warrants to repurchase shares of common stock. The average market value for the period is used to calculate the repurchase price.

      Net income or loss is adjusted for preferred dividends in computing the net income or loss attributable to the common stock.

NEW ACCOUNTING PRONOUNCEMENTS

      Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Statement No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

NEW ACCOUNTING PRONOUNCEMENTS (continued)

      Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", which supersedes Statement No. 14, "Financial Reporting for Segments of a Business Enterprise", establishes standards for the reporting of certain information about operating segments by public companies, in both annual and interim financial statements. Statement No. 131 defines an operating segment as a component of an enterprise for which separate financial information is available and whose operating results are reviewed regularly by the chief operating decision maker to make decisions about resources to be allocated to the segment and to assess its performance.

      Statements No. 130 and 131 are both effective for financial statements for periods beginning after December 15, 1997 and both require comparative information for earlier years to be restated. The adoption of Statement No. 130 is not expected to have a material effect on the Company's financial position or results of operations. The adoption of Statement No. 131 will have no effect on the Company's financial position or results of operations and the Company is currently reviewing Statement No. 131 in order to fully evaluate the impact, if any, the adoption of the provisions of this Statement will have on future financial disclosures.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 2 - INVENTORIES

      Inventories consist of:
                                                        DECEMBER 31,
                                                ---------------------------
                                                    1997           1996
                                                ------------   ------------
         Raw materials                          $  3 538 751   $  2 722 309
         Work-in-process                             211 368        735 792
         Finished goods                            9 632 361      7 661 749
                                                ------------   ------------
                                                $ 13 382 480   $ 11 119 850
                                                ============   ============

NOTE 3 - SHORT-TERM BORROWINGS

      The Company's credit facility provides a line of credit totalling $14,000,000 available for direct loans, letters of credit and bankers' acceptances. At December 31, 1997, there were no loans outstanding against this line of credit. There was a commitment at December 31, 1997 of approximately $2,322,000 for outstanding letters of credit. In addition, at December 31, 1997, approximately $2,472,000 of the Company's credit facility was used to secure accounts payable. The total line of credit includes $4,000,000 earmarked for acquisitions subject to the lending bank's approval. The Company's credit facility also provides the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding at December 31, 1997 was approximately $3,114,000.

      Borrowings under the Company's line of credit bear interest at approximately the prime rate. The prime interest rate at December 31, 1997 was 8.5%. These borrowings are secured by the accounts receivable, inventory and equipment of the Company and are cross-guaranteed by the parent company and each of the subsidiaries.

      The Company's credit facility agreement is subject to annual review by the lending bank. Under this agreement, the Company is required to adhere to certain financial covenants. At December 31, 1997, and for the year then ended, the Company satisfied all of these covenants.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 4 - LONG-TERM DEBT

     Long-term debt consists of:
                                                         DECEMBER 31,
                                                  -------------------------
                                                      1997          1996
                                                  -----------   -----------
 Mortgage loan - $9,095 payable monthly
   (plus interest at 1/2% above prime)
   through February 1999, when a final
   payment of approximately $1,798,000
   is due. (a)(b)                                 $ 1 925 030   $ 2 034 170

 Mortgage loan - variable amounts payable
   monthly (including interest at a variable
   rate) through May 2006, when a payment
   of the entire balance of unpaid principal
   and interest is due. (a)(c)                      1 987 793     2 033 652

 Mortgage loan - paid August 1997                          --     1 769 239
                                                  -----------   -----------
                                                    3 912 823     5 837 061
 Less current maturities                              157 140     1 917 691
                                                  -----------   -----------
                                                  $ 3 755 683   $ 3 919 370
                                                  ===========   ===========
----------
(a) These mortgages payable relate to the land and buildings of the Company's subsidiaries. Property with a net book value of approximately $3,567,000 is pledged as collateral.
(b)   The prime interest rate at December 31, 1997 was 8.5%.
(c) Payments of $17,364 are due monthly on this mortgage through May 1998. Payments thereafter will be recomputed annually and will be based on the variable interest rate then in effect. The mortgagee has certain privileges through June 1998 to convert the variable rate of interest to a fixed rate.

      The aggregate amounts of the long-term debt scheduled to mature in each of the years ended December 31 are as follows: 1998 - $157,140; 1999 - $1,870,757; 2000 - $57,999; 2001 - $62,869; 2002 - $68,148; 2003 and thereafter -
$1,695,910. Interest expense on long-term debt was $478,229, $565,830 and $649,920 for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 5 - SUBORDINATED DEBENTURES

      The Company's 13.75% Subordinated Debentures were unsecured general obligations of the Company, subordinate to all senior indebtedness of the Company. Interest on the Debentures was payable in arrears semi-annually. The Company had the option to redeem the Debentures, at the principal amount, at any time prior to the fixed due date of January 1, 2017. On January 30, 1998, the Company redeemed all of the outstanding Debentures at 100% of the principal amount of the Debentures, plus accrued and unpaid interest to the redemption date.

      Interest expense on the Subordinated Debentures was $188,265 for each of the years ended December 31, 1997, 1996 and 1995.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 6 - CAPITAL STOCK TRANSACTIONS

      The Company's preferred stock paid quarterly dividends at the rate of 10% per annum. On January 30, 1997, the Company redeemed all of the outstanding shares of its $1.00 Cumulative Preferred Stock at the par value of $10 per share, plus an interim dividend, through the redemption date, of $.083 per share.

      In 1994, in connection with its Stockholder Rights Plan, the Company entered into a Rights Agreement (as amended) and distributed as a dividend to each holder of Class A Common Stock a preferred stock purchase right. These rights entitle the stockholders, in certain circumstances, to purchase one one-thousandth of a share of the Company's Series A Junior Participating Preferred Stock for $10. The Stockholder Rights Plan is intended to protect, among other things, the interests of the Company's stockholders in the event the Company is confronted with coercive or unfair takeover tactics.

NOTE 7 - STOCK OPTIONS AND WARRANTS

      In 1992, the Company adopted its Incentive Stock Option Plan (as amended) (the "Plan"), which authorizes the issuance, to employees and directors, of options to purchase a maximum of 1,100,000 shares of Class A Common Stock. These options must be issued within ten years of the effective date of the plan and are exercisable for a ten year period from the date of grant at prices not less than 100% of the market value of the common stock on the date the option is granted. Options granted to any 10% shareholder are exercisable for a five year period from the date of the grant at prices not less than 110% of the market value of the common stock on the date the option is granted.

      The Company applies the Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for the incentive stock option plan. Under APB Opinion 25, no compensation cost is recognized if the exercise price of the Company's employee stock options is equal to or greater than the market price of the underlying stock on the date of the grant.

      Statement No. 123 of the Financial Accounting Standards Board, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value method prescribed by Statement No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted in 1997 and 1995, respectively: no dividends paid for either year; expected volatility of 34.5% and 34.5%; risk-free interest rates of 6.6% and 5.5%; and expected lives of 4.0 years and 7.1 years. There were no options granted in 1996.

      The weighted-average fair value of options for which the exercise price equaled the market price on the grant date was $2.83 in 1997. The weighted-average fair value of options for which the exercise price exceeded the market price on the grant date was $1.98 in 1997 and $.75 in 1995.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 7 - STOCK OPTIONS AND WARRANTS (continued)

      Under the provisions of Statement No. 123, the Company's income from continuing operations available to common shareholders and its basic and diluted earnings per share would have decreased to the pro forma amounts indicated below:

                                                   YEAR ENDED DECEMBER 31,
                                            ------------------------------------
                                               1997         1996         1995
                                            ----------   ----------   ----------
      Income from continuing operations
        available to common shareholders:
          As reported                       $2 491 921   $1 689 942   $1 228 630
          Pro forma                         $2 296 814   $1 689 942   $1 204 780

      Basic earnings per share:
          As reported                             $.83         $.58         $.42
          Pro forma                               $.77         $.58         $.41

      Diluted earnings per share:
          As reported                             $.71         $.52         $.39
          Pro forma                               $.65         $.52         $.38

      The following table contains information on stock options for the three years ended December 31, 1997:
                                                       EXERCISE     WEIGHTED
                                                         PRICE       AVERAGE
                                          OPTION         RANGE      EXERCISE
                                          SHARES       PER SHARE      PRICE
                                       -------------------------------------
                                                           $            $
      Outstanding, January 1, 1995       941 700     1.44 to 2.06     1.78
      Granted                             50 000         2.61         2.61
      Cancelled                         (192 000)        1.65         1.65
      Exercised                               --          --            --
      Expired                            (51 000)    1.50 to 2.06     2.05
                                         -------

      Outstanding, December 31, 1995     748 700     1.44 to 2.61     1.85
      Granted                                 --          --            --
      Cancelled                               --          --            --
      Exercised                               --          --            --
      Expired                             (7 500)    1.84 to 1.94     1.92
                                         -------

      Outstanding, December 31, 1996     741 200     1.44 to 2.61     1.85
      Granted                            147 800     3.75 to 5.71     5.33
      Cancelled                               --          --            --
      Exercised                         (103 000)    1.50 to 1.88     1.51
      Expired                                 --          --            --
                                         -------

      Outstanding, December 31, 1997     786 000     1.44 to 5.71     2.55
                                         =======

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 7 - STOCK OPTIONS AND WARRANTS (continued)

      The following table summarizes information about stock options outstanding and exercisable at December 31, 1997:

                                 WEIGHTED
                                  AVERAGE      WEIGHTED                 WEIGHTED
                                 REMAINING      AVERAGE                  AVERAGE
   RANGE OF                     CONTRACTUAL    EXERCISE                 EXERCISE
EXERCISE PRICES   OUTSTANDING   LIFE (YEARS)     PRICE    EXERCISABLE     PRICE
---------------   -----------   ------------   --------   -----------   --------
     $1.58           35 000          .4          $1.58       35 000       $1.58

     $1.99          250 000         1.5          $1.99      200 000       $1.99

$1.50 to $2.61      284 700         2.4          $1.89      284 700       $1.89

     $5.71           70 000         4.6          $5.71           --          --

     $1.44           15 000         5.6          $1.44       15 000       $1.44

     $1.94           53 500         7.0          $1.94       53 500       $1.94

$3.75 to $5.25       77 800         9.2          $5.00       77 800       $5.00
                    -------                                 -------
$1.44 to $5.25      786 000         3.3          $2.55      666 000       $2.26
                    =======                                 =======

      There were options available for issuance under the Plan as of December 31 of each year as follows: 1995 - 691,500; 1996 - 696,500 and 1997 - 548,700. Of
the 786,000 options outstanding at December 31, 1997, 551,300 options were issued under the current plan and 234,700 options were issued under a previous plan.

      On October 11, 1995, the Company recorded a charge against operations of $163,200, the amount paid for the cancellation of options to purchase 192,000 shares of common stock. These options had been granted to the former Chairman of the Board of the Company.

      At December 31, 1995 and 1996, the Company had warrants outstanding for the purchase of 70,000 shares of Class A common stock. These warrants were exercised on December 29, 1997 at the exercise price of $1.50 per warrant.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 8 - TAXES ON INCOME

      Provisions for taxes on income in the consolidated statements of income consist of:

                                               YEAR ENDED DECEMBER 31,
                                          ----------------------------------
                                             1997        1996        1995
                                          ----------  ----------  ----------
     Continuing operations:
       Current:
         Federal                          $1 520 000  $1 089 000  $  437 000
         State and local                     112 000     108 000      76 000
                                          ----------  ----------  ----------
           Total current                   1 632 000   1 197 000     513 000
                                          ----------  ----------  ----------
       Deferred:
         Federal                              38 000      41 000     337 000
         State and local                      41 000      (4 000)      4 000
                                          ----------  ----------  ----------
           Total deferred                     79 000      37 000     341 000
                                          ----------  ----------  ----------
       Taxes on income from
         continuing operations             1 711 000   1 234 000     854 000
                                          ----------  ----------  ----------

     Discontinued operation:
       Current:
         Federal                             464 000          --          --
         State and local                          --          --          --
                                          ----------  ----------  ----------
           Total current                     464 000          --          --
                                          ----------  ----------  ----------
       Deferred:
         Federal                             117 000          --          --
         State and local                     269 000          --          --
                                          ----------  ----------  ----------
           Total deferred                    386 000          --          --
                                          ----------  ----------  ----------
       Taxes on income from
         discontinued operation              850 000          --          --
                                          ----------  ----------  ----------

       Total taxes on income              $2 561 000  $1 234 000  $  854 000
                                          ==========  ==========  ==========

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 8 - TAXES ON INCOME (continued)

      Deferred tax assets (liabilities) consist of:

                                                          DECEMBER 31,
                                                    ------------------------
                                                       1997          1996
                                                    ----------    ----------
       Current deferred tax assets:
         Bad debt reserves                          $  160 000    $  141 000
         Warranty and other reserves                   205 000        70 000
                                                    ----------    ----------
                                                    $  365 000    $  211 000
                                                    ==========    ==========

       Non-current deferred tax assets (liabilities):
           Net operating loss
             carryforward                           $       --    $  269 000
           Depreciation                               (444 000)      (94 000)
                                                    ----------    ----------
                                                   ($  444 000)   $  175 000
                                                    ==========    ==========

      No valuation allowance has been established against the deferred tax assets because management believes that all of the deferred tax assets will be realized.

     A reconciliation of the Federal statutory rate to the total effective tax rate applicable to income before taxes on income is as follows:

                                            YEAR ENDED DECEMBER 31,
                             -------------------------------------------------
                                   1997              1996             1995
                             ---------------   ---------------   -------------
                                 $       %         $       %       $       %
                             ---------  ----   ---------  ----   -------  ----
 Federal income
  taxes computed at
  statutory rates            1 910 000  34.0   1 084 000  34.0   798 000  34.0

 Increase in taxes
  resulting from:
   State and local taxes,
    net of Federal tax
    benefit                    384 000   6.9      69 000   2.2    51 000   2.2

   Expenses not deductible
     for tax purposes          100 000   1.7      82 000   2.5    87 000   3.7

   Other                       167 000   3.0      (1 000)  0.0   (82 000) (3.5)
                             ---------  ----   ---------  ----   -------  ----

 Taxes on income             2 561 000  45.6   1 234 000  38.7   854 000  36.4
                             =========  ====   =========  ====   =======  ====

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 9 - ACQUISITIONS AND DISCONTINUED OPERATIONS

(a) Acquisitions

      During the first quarter of 1995, Florida Pneumatic purchased the assets of Tradesman Tool Co., Inc. ("Tradesman") and Intech Industries, Inc. ("Intech") for cash totalling approximately $753,000. The operations of both Tradesman and Intech were merged into the operations of Florida Pneumatic. Neither of these acquisitions was material to the consolidated financial statements.

(b) Discontinued operations

      In 1994, the Company sold substantially all of the assets and liabilities of Triangle Sheet Metal Works, Inc. ("Triangle"), its sheet metal contracting subsidiary. The assets sold did not include Triangle's land, building and building improvements. As part of the sale agreement, the Company leased this building to its former subsidiary.

      In August 1997, the Company sold the land and building to Triangle, for approximately $1,766,000. The Company realized a gain on the sale of $542,837, net of income taxes totalling $850,000.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

      (a) The Company and its subsidiaries lease equipment under operating leases through 2000 for approximate minimum annual rentals as follows: 1998 - $55,000; 1999 - $33,000 and 2000 - $7,000.

      Rental expense for the years ended December 31, 1997, 1996 and 1995 was approximately $71,000, $68,000 and $88,000, respectively.

      (b) The Company and its subsidiaries have adopted a defined contribution pension plan, which covers substantially all non-union employees. Contributions to this plan were determined as a percentage of compensation. The amounts recognized as pension expense for this plan were approximately $258,000, $218,000 and $229,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

      One of the Company's subsidiaries also participates in a multi-employer pension plan. This plan provides defined benefits to all union workers. Contributions to this plan are determined by union contracts and the Company does not administer or control the funds in any way. The amounts recognized as pension expense for this plan were approximately $29,000, $28,000 and $28,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)

      (c) The Company has employment agreements with two officers. These agreements currently provide for minimum annual aggregate salaries of $805,000 through September 1998 and $499,000 through February 2004. These two agreements stipulate that if a change in control of the Company occurs and, as a result, the officers are terminated or are unable to exercise their functions and duties and therefore resign, they shall have the option to receive either full compensation for the remaining term of the agreement or a severance allowance equal to three times average annual compensation for the five previous years.

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

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 11 - SEGMENTS OF BUSINESS

      The following presents financial information by segment for the years ended December 31, 1997, 1996 and 1995. Operating income excludes general corporate expenses, interest expense and income taxes. Identifiable assets are those assets directly owned or utilized by the particular business segment.

                                                      PNEUMATIC
    (000 OMITTED)                                     TOOLS AND
                                   CON-     HEATING    RELATED
       1997                     SOLIDATED  EQUIPMENT  EQUIPMENT   OTHER
       ----                     ---------  ---------  ---------  -------
  Net sales                      $ 49 605    $ 8 343   $ 37 066  $ 4 196
                                 ========    =======   ========  =======

  Operating income               $  7 337    $   420   $  6 488  $   429
  General corporate                          =======   ========  =======
    expense                        (2 418)
  Interest expense                   (694)
                                 --------
  Income before taxes
    on income                    $  4 225
                                 ========

  Identifiable assets at
    December 31, 1997            $ 29 833    $ 5 115   $ 22 629  $ 2 089
  Corporate assets                  2 816    =======   ========  =======
                                 --------
  Total assets at
    December 31, 1997            $ 32 649
                                 ========

  Depreciation
    (including $9 corporate)     $    647    $   231   $    387  $    20
                                 ========    =======   ========  =======

  Capital expenditures
    (including $2 corporate)     $    652    $   164   $    486  $    --
                                 ========    =======   ========  =======

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 11 - SEGMENTS OF BUSINESS (continued)

                                                      PNEUMATIC
    (000 OMITTED)                                     TOOLS AND
                                   CON-     HEATING    RELATED
       1996                     SOLIDATED  EQUIPMENT  EQUIPMENT   OTHER
       ----                     ---------  ---------  ---------  -------
  Net sales                      $ 42 650    $ 8 171   $ 30 445  $ 4 034
                                 ========    =======   ========  =======

  Operating income               $  5 960    $   339   $  5 208  $   413
  General corporate                          =======   ========  =======
    expense                        (2 019)
  Interest expense                   (754)
                                 --------
  Income before taxes
    on income                    $  3 187
                                 ========

  Identifiable assets at
    December 31, 1996            $ 25 943    $ 4 640   $ 19 695  $ 1 608
  Corporate assets                  5 389    =======   ========  =======
                                 --------
  Total assets at
    December 31, 1996            $ 31 332
                                 ========

  Depreciation
    (including $13 corporate)    $    599    $   220   $    346  $    20
                                 ========    =======   ========  =======

  Capital expenditures
    (including $5 corporate)     $    278    $   208   $     65  $    --
                                 ========    =======   ========  =======

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 11 - SEGMENTS OF BUSINESS (continued)

                                                      PNEUMATIC
    (000 OMITTED)                                     TOOLS AND
                                   CON-     HEATING    RELATED
       1995                     SOLIDATED  EQUIPMENT  EQUIPMENT   OTHER
       ----                     ---------  ---------  ---------  -------
  Net sales                      $ 42 646    $ 7 523   $ 31 591  $ 3 532
                                 ========    =======   ========  =======

  Operating income               $  5 623    $   334   $  4 953  $   336
  General corporate                          =======   ========  =======
    expense                        (2 256)
  Interest expense                 (1 021)
                                 --------
  Income before taxes
    on income                    $  2 346
                                 ========

  Identifiable assets at
    December 31, 1995            $ 34 496    $ 5 486   $ 27 136  $ 1 874
  Corporate assets                    920    =======   ========  =======
                                 --------
  Total assets at
    December 31, 1995            $ 35 416
                                 ========

  Depreciation
    (including $13 corporate)    $    609    $   212   $    364  $    20
                                 ========    =======   ========  =======

  Capital expenditures
    (including $5 corporate)     $    402    $   189   $    208  $    --
                                 ========    =======   ========  =======

      The baseboard heating manufacturing segment, which sells to plumbing supply houses primarily in the northern tier of the United States, is directly affected by the housing industry. The pneumatic tool manufacturing segment sells primarily throughout the United States.

      The pneumatic tool manufacturing segment has two major customers who accounted for 45.1%, 37.4% and 31.4% and 9.1%, 10.8% and 10.8%, respectively, of consolidated net sales for the years ended December 31, 1997, 1996 and 1995, respectively. Two customers accounted for 66.1% and 62.3% of consolidated accounts receivable as of December 31, 1997 and 1996, respectively.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 12 - UNAUDITED INTERIM CONSOLIDATED FINANCIAL INFORMATION

      Unaudited interim consolidated financial information for the two years ended December 31, 1997 and 1996 is summarized as follows:

                                              QUARTER  ENDED
                            ---------------------------------------------------
                            MARCH 31,    JUNE 30,   SEPTEMBER 30,  DECEMBER 31,
                            ---------   ----------  -------------  ------------
    1997                        $            $              $             $
    ----
  Net sales                 9 188 688   10 533 536     14 862 840    15 020 416
                            =========   ==========     ==========    ==========

  Gross profit              3 354 474    3 765 067      4 740 229     4 605 402
                            =========    =========      =========     =========

  Income available to
   common shareholders:
    Continuing operations     339 616      487 038        871 556       793 711
    Discontinued operation         --           --        542 837            --
                              -------      -------      ---------       -------
    Total                     339 616      487 038      1 414 393       793 711
                              =======      =======      =========       =======

  Earnings per share
   of common stock (a):
    Basic
     Continuing operations        .12          .16            .29           .26
     Discontinued operation        --           --            .18            --
                                  ---          ---            ---           ---
     Total                        .12          .16            .47           .26
                                  ===          ===            ===           ===

    Diluted
     Continuing operations        .10          .14            .25           .22
     Discontinued operation        --           --            .15            --
                                  ---          ---            ---           ---
     Total                        .10          .14            .40           .22
                                  ===          ===            ===           ===
---------
(a) After giving effect to dividends paid on preferred stock, as described in the Summary of Accounting Policies.

      The earnings per share amounts for the first three quarters of 1997 have been restated to comply with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share".

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 12 - UNAUDITED INTERIM CONSOLIDATED FINANCIAL INFORMATION (continued)

                                              QUARTER  ENDED
                            ---------------------------------------------------
                            MARCH 31,    JUNE 30,   SEPTEMBER 30,  DECEMBER 31,
                            ---------   ----------  -------------  ------------
    1996                        $            $              $             $
    ----
  Net sales                 9 334 135    9 593 600     12 857 555    10 865 052
                            =========    =========     ==========    ==========

  Gross profit              3 191 130    3 264 241      4 070 487     3 426 184
                            =========    =========      =========     =========

  Income available to
    common shareholders       284 457      289 959        646 066       469 460
                              =======      =======        =======       =======

  Earnings per share of common stock (a):
      Basic                       .10          .10            .22           .16
                                  ===          ===            ===           ===

      Diluted                     .09          .09            .20           .14
                                  ===          ===            ===           ===
---------
(a) After giving effect to dividends paid on preferred stock, as described in the Summary of Accounting Policies.

      The earnings per share amounts for 1996 have been restated to comply with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share".

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

      Cash paid during the year for:
                                            YEAR ENDED DECEMBER 31,
                                    -------------------------------------
                                        1997         1996         1995
                                    -----------  -----------  -----------
        Interest                    $   818 552  $ 1 029 075  $ 1 159 936
                                    ===========  ===========  ===========

        Income taxes                $ 2 113 329  $ 1 242 199  $   340 407
                                    ===========  ===========  ===========

        Accruals included in
          gain on sale of fixed
          assets of discontinued
          operation                 $   218 894  $        --  $        --
                                    ===========  ===========  ===========

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 14 - EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per common share from continuing operations:

                                                  YEAR ENDED DECEMBER 31,
                                           ------------------------------------
                                              1997         1996         1995
                                              ----         ----         ----
 Numerator:
   Net income from continuing operations   $2 513 779   $1 953 287   $1 491 975

   Dividends on preferred stock               (21 858)    (263 345)    (263 345)
                                           ----------   ----------   ----------
   Numerator for basic and diluted
     earnings per common share - income
     from continuing operations available
     to common shareholders                $2 491 921   $1 689 942   $1 228 630
                                           ==========   ==========   ==========


 Denominator:
   Denominator for basic earnings
     per share - weighted average
     common shares outstanding              2 986 920    2 929 991    2 929 991

   Effect of dilutive securities:
     Common stock options                     538 770      307 600      217 635
                                            ---------    ---------    ---------

   Denominator for diluted earnings
     per share - adjusted weighted
     average common shares and
     assumed conversions                    3 525 690    3 237 591    3 147 626
                                            =========    =========    =========


 Basic earnings per common share
   from continuing operations                   $ .83        $ .58        $ .42
                                                =====        =====        =====

 Diluted earnings per common share
   from continuing operations                   $ .71        $ .52        $ .39
                                                =====        =====        =====

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information relating to the directors and executive officers of the Registrant is set forth in the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and is hereby incorporated by reference.

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

      (2) The following consolidated financial statement schedule for the three years ended December 31, 1997, 1996 and 1995 is filed as part of this report:

        Schedule II - Valuation and Qualifying Accounts                      41

      All other schedules are omitted because they are not required, are not applicable, or the required information is otherwise shown in the financial statements or notes thereto.


(b) The following exhibits are filed as part of this report:

        Exhibit 23 - Consent of BDO Seidman, LLP                             43

        Exhibit 27 - Financial Data Schedule                              44-47

(c) Reports on Form 8-K.

      No reports on Form 8-K have been filed by the Registrant during the last quarter of the period covered by this report.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

            COLUMN A                  COLUMN B           COLUMN C          COLUMN D       COLUMN E
            --------                 ----------    --------------------   ----------      --------
                                                        ADDITIONS
                                                   --------------------
                                     CHARGED
                                     BALANCE AT     TO COSTS    CHARGED                    BALANCE
                                     BEGINNING         AND     TO OTHER                     AT END
         DESCRIPTION                 OF PERIOD      EXPENSES   ACCOUNTS   DEDUCTIONS      OF PERIOD
         -----------                 ----------    ----------  --------   ----------      ---------
Year ended December 31, 1997:
  Allowance for possible losses      $  370 410    $   77 327  $     --   $   26 723(a)  $  421 014
                                     ==========    ==========  ========   ==========     ==========


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

Date: March 16, 1998


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                                      /s/ LEON D. FELDMAN
--------------------------------      --------------------------------
Robert L. Dubofsky, Director          Leon D. Feldman, Director


/s/ RICHARD A. HOROWITZ               /s/ SIDNEY HOROWITZ
--------------------------------      --------------------------------
Richard A. Horowitz, Director         Sidney Horowitz, Director


/s/ ARTHUR HUG, JR.                   /s/ DENNIS KALICK
--------------------------------      --------------------------------
Arthur Hug, Jr., Director             Dennis Kalick, Director



--------------------------------      --------------------------------
Earle K. Moore, Director              Marc A. Utay, Director


Date: March 16, 1998