Form 10-Q
period 1998-03-31
P&F INDUSTRIES INC
filed 1998-05-11
CIK 75340

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 1998

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


         As of May 8, 1998, there were outstanding 3,204,345 shares of the Registrant's Class A Common Stock, par value $1.00 per share.

                             P & F INDUSTRIES, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998



                                TABLE OF CONTENTS


                                                                        PAGE
                                                                        ----
                                  PART I
Item 1.    Financial Statements

             Consolidated Balance Sheets as of
               March 31, 1998 and December 31, 1997                     1 - 2

             Consolidated Statements of Income for the
               three months ended March 31, 1998 and 1997                   3

             Consolidated Statements of Cash Flows for
               the three months ended March 31, 1998 and 1997           4 - 5

             Notes to Consolidated Financial Statements                 6 - 8

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        9 - 11

                                     PART II

Item 1.   Legal Proceedings                                                12

Item 2.   Changes in Securities                                            12

Item 3.   Defaults Upon Senior Securities                                  12

Item 4.   Submission of Matters to a Vote of Security Holders              12

Item 5.   Other Information                                                12

Item 6.   Exhibits and Reports on Form 8-K                                 12


          Signatures                                                       13


                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                     =======================================



                                            MARCH 31,    DECEMBER 31,
                                              1998           1997
                                          ------------   ------------
   ASSETS

CURRENT:
  Cash                                    $  1,078,554   $  2,092,244
  Accounts receivable, less allowance
    for possible losses of $417,764
    in 1998 and $421,014 in 1997             8,222,037      7,924,941
  Inventories                               14,472,991     13,382,480
  Deferred income taxes                        365,000        365,000
  Prepaid expenses and other assets            252,755        254,544
                                          ------------   ------------
      TOTAL CURRENT ASSETS                  24,391,337     24,019,209
                                          ------------   ------------

PROPERTY AND EQUIPMENT:
  Land                                         846,939        846,939
  Buildings and improvements                 4,304,779      4,304,779
  Machinery and equipment                    6,048,404      5,763,749
                                          ------------   ------------
                                            11,200,122     10,915,467
  Less accumulated depreciation
    and amortization                         5,438,210      5,257,701
                                          ------------   ------------
      NET PROPERTY AND EQUIPMENT             5,761,912      5,657,766
                                          ------------   ------------

GOODWILL, net of accumulated
  amortization of $1,050,319 in
  1998 and $1,025,722 in 1997                2,763,448      2,788,045

OTHER ASSETS, net of accumulated
  amortization of $54,669 in 1998
  and $50,667 in 1997                          179,873        183,875
                                          ------------   ------------
      TOTAL ASSETS                        $ 33,096,570   $ 32,648,895
                                          ------------   ------------
                                          ------------   ------------

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                   (CONTINUED)
                     =======================================



                                            MARCH 31,    DECEMBER 31,
                                              1998           1997
                                          ------------   ------------

   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                        $  5,310,321   $  4,040,125
  Accruals:
    Compensation                               447,166      1,365,857
    Other                                    1,946,425      1,396,217
  Current maturities of long-term debt         157,140        157,140
                                          ------------   ------------
      TOTAL CURRENT LIABILITIES              7,861,052      6,959,339

LONG-TERM DEBT, less current maturities      3,716,382      3,755,683

DEFERRED INCOME TAXES                          444,000        444,000

SUBORDINATED DEBENTURES                             --      1,369,200
                                          ------------   ------------
                                            12,021,434     12,528,222
                                          ------------   ------------

SHAREHOLDERS' EQUITY:
  Common stock:
    Class A - $1 par; shares authorized
      7,000,000; outstanding 3,204,345
      and 3,101,845                          3,204,345      3,101,845
    Class B - $1 par; shares authorized
      2,000,000                                     --             --
  Additional paid-in capital                 7,843,333      7,772,239
  Retained earnings                         10,027,458      9,246,589
                                          ------------   ------------
      TOTAL SHAREHOLDERS' EQUITY            21,075,136     20,120,673
                                          ------------   ------------
      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY              $ 33,096,570   $ 32,648,895
                                          ------------   ------------
                                          ------------   ------------


                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                     =======================================



                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                              ------------------
                                              1998          1997
                                          ------------  ------------

REVENUES:
  Net sales                               $ 12,529,183  $  9,188,688
  Other                                         11,941        29,120
                                          ------------  ------------
                                            12,541,124     9,217,808
                                          ------------  ------------

COSTS AND EXPENSES:
  Cost of sales                              7,757,233     5,834,214
  Selling, administrative and general        3,234,704     2,479,515
  Interest - net                               115,809       140,838
  Depreciation                                 180,509       169,767
                                          ------------  ------------
                                            11,288,255     8,624,334
                                          ------------  ------------

INCOME BEFORE TAXES ON INCOME                1,252,869       593,474

TAXES ON INCOME                                472,000       232,000
                                          ------------  ------------

NET INCOME                                $    780,869  $    361,474
                                          ------------  ------------
                                          ------------  ------------


Preferred dividends                          $      --     $  21,858


Net income available to
  common shareholders                        $ 780,869     $ 339,616


Weighted average common shares outstanding:
    Basic                                    3,127,802     2,956,102

    Diluted                                  3,599,511     3,474,070


Earnings per share of common stock:
  Basic                                          $ .25         $ .12

  Diluted                                        $ .22         $ .10


                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                     =======================================



                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                              ------------------
                                              1998          1997
                                          ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $    780,869  $    361,474
                                          ------------  ------------
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization            221,353       207,266
      Provision for losses on
        accounts receivable                      6,259        20,691
  Decrease (increase):
    Accounts receivable                       (303,355)      688,978
    Inventories                             (1,090,511)   (1,937,022)
    Note receivable from officer                    --        40,000
    Prepaid expenses and other assets          (10,456)       12,155
  Increase (decrease):
    Accounts payable                         1,270,196       956,462
    Accruals and other                        (368,483)     (686,143)
                                          ------------  ------------
      Total adjustments                       (274,997)     (697,613)
                                          ------------  ------------
        Net cash (used in) provided by
          operating activities                 505,872      (336,139)
                                          ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                        (284,655)      (40,740)
                                          ------------  ------------
        Net cash used in
          investing activities                (284,655)      (40,740)
                                          ------------  ------------


                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)
                     =======================================



                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                              ------------------
                                              1998          1997
                                          ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings        3,985,843     3,117,612
  Repayments of short-term borrowings       (3,985,843)   (3,117,612)
  Principal payments on long-term debt         (39,301)      (45,738)
  Proceeds from exercise of stock options      173,594        75 000
  Dividends paid on preferred stock                 --       (21,858)
  Redemption of subordinated debentures     (1,369,200)           --
  Redemption of preferred stock                     --    (2,633,450)
                                          ------------  ------------
        Net cash used in
          financing activities              (1,234,907)   (2,626,046)
                                          ------------  ------------


NET (DECREASE) INCREASE IN CASH             (1,013,690)   (3,002,925)

CASH AT BEGINNING OF PERIOD                  2,092,244     4,558,135
                                          ------------  ------------

CASH AT END OF PERIOD                     $  1,078,554  $  1,555,210
                                          ------------  ------------
                                          ------------  ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid during the period for:

      Income taxes                        $    171,150  $    140,383
                                          ------------  ------------
                                          ------------  ------------


      Interest                            $    118,199  $    130,358
                                          ------------  ------------
                                          ------------  ------------

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

         The consolidated financial statements for the three months ended March 31, 1998 and 1997 are presented as unaudited but, in the opinion of the Company, they include all adjustments necessary for a fair statement of the results of operations for those periods. All such adjustments are of a normal recurring nature. The consolidated balance sheet information for December 31, 1997 was derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. These interim financial statements should be read in conjunction with that report.

         Results for interim periods are not necessarily indicative of results to be expected for a full year, since the operations of some of the Company's subsidiaries are seasonal in nature.

         The Company conducts its business operations through two wholly-owned subsidiaries. Florida Pneumatic Manufacturing Corporation ("Florida Pneumatic") is engaged in the importation, manufacture and sale of pneumatic hand tools for the industrial and retail markets and the importation and sale of compressor air filters. Florida Pneumatic also markets, through its Berkley Tool Division ("Berkley"), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely used brand of pipe cutting and threading machines. Embassy Industries, Inc. ("Embassy") is engaged in the manufacture and sale of baseboard heating products and the importation and sale of radiant heating systems. Embassy also imports a line of door and window hardware items through its Franklin Hardware division ("Franklin").


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


NOTE 2 - INVENTORIES

         Major classes of inventory were as follows:



                                      MARCH 31,     DECEMBER 31,
                                        1998            1997
                                    ------------    ------------

       Finished goods               $ 10,854,286    $  9,632,361
       Work in process                   287,684         211,368
       Raw materials and supplies      3,331,021       3,538,751
                                    ------------    ------------
                                    $ 14,472,991    $ 13,382,480
                                    ------------    ------------
                                    ------------    ------------

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)
                     =======================================

NOTE 3 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per common share:



                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                            -----------------------
                                               1998         1997
                                            ----------   ----------
  Numerator:
    Net income                              $  780,869   $  361,474

    Dividends on preferred stock                    --      (21,858)
                                            ----------   ----------
    Numerator for basic and diluted
      earnings per common share - income
      available to common shareholders      $  780,869   $  339,616
                                            ----------   ----------
                                            ----------   ----------

  Denominator:
    Denominator for basic earnings
      per share - weighted average
      common shares outstanding              3,127,802    2,956,102

    Effect of dilutive securities:
      Common stock options                     471,709      517,968
                                             ---------    ---------

    Denominator for diluted earnings
      per share - adjusted weighted
      average common shares and
      assumed conversions                    3,599,511    3,474,070
                                            ----------   ----------
                                            ----------   ----------


  Earnings per common share:
    Basic                                        $ .25        $ .12
                                                 -----        -----
                                                 -----        -----

    Diluted                                      $ .22        $ .10
                                                 -----        -----
                                                 -----        -----

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES
                     =======================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER ENDED MARCH 31, 1998 COMPARED WITH FIRST QUARTER ENDED MARCH 31, 1997

         Consolidated revenues increased 36.1%, from $9,217,808 to $12,541,124. Revenues from pneumatic tools and related equipment increased 45.3%, from $6,594,915 to $9,584,170, due primarily to the addition of a major new product line of pneumatic tools. Selling prices of pneumatic tools and related equipment were virtually unchanged from the prior year.

         Revenues from heating equipment increased 12.8%, from $1,660,942 to $1,873,058. This increase was due primarily to a 104.1% increase in sales of radiant heating products. Revenues from hardware also increased 12.8%, from $961,199 to $1,083,706. This increase in hardware sales was the result of two unusually large stocking orders to this division's largest customer. As the timing of these orders was unusual, this sales increase is not expected to continue. Selling prices of both heating equipment and hardware were unchanged from the prior year.

         Consolidated gross profit, as a percentage of revenues, rose from 36.7% to 38.2%. Gross profit from pneumatic tools and related equipment rose from 38.5% to 39.8%, due to a more profitable product mix and an increase in the value of the U.S. dollar as compared to the Japanese yen, which lowered the cost of imported product. Gross profit from heating equipment rose from 34.2% to 34.6% and gross profit from hardware rose from 24.7% to 26.1%, both due to a more profitable product mix.

         Consolidated selling, general and administrative expenses increased 30.5%, from $2,479,515 to $3,234,704, primarily due to increases in advertising, commissions and salaries. Interest expense decreased 17.8%, from $140,838 to $115,809, primarily as a result of the redemption of the Company's 13.75% Subordinated Debentures, discussed below.


LIQUIDITY AND CAPITAL RESOURCES

         The Company gauges its liquidity and financial stability by the measurements shown in the following table (dollar amounts in thousands):



                             MARCH 31,     DECEMBER 31,    MARCH 31,
                               1998            1997          1997
                             ---------     ------------    ---------
    Working Capital          $  16,530       $  17,060     $  13,587
    Current Ratio            3.10 to 1       3.45 to 1     2.96 to 1
    Shareholders' Equity     $  21,075       $  20,121     $  17,163


         During the quarter ended March 31, 1998, accounts receivable increased by approximately $297,000 and inventories increased by approximately $1,091,000. The increase in inventories was the result of the introduction of a new product line and the preparation for the launch of a large promotional program for a new customer. Accounts payable increased approximately $1,270,000, primarily as a result of the increase in inventories.

         On January 30, 1998, the Company redeemed all of its outstanding 13.75% Subordinated Debentures, due January 1, 2017, at 100% of the principal amount of the Debentures, plus accrued and unpaid interest to the redemption date. The funds used for this redemption, totalling $1,384,686, were derived from working capital. This redemption caused a significant decrease in the Company's working capital and current ratio.

         Capital spending for the quarter ended March 31, 1998 was approximately $285,000. The total amount was provided from working capital. Capital expenditures for the rest of 1998 are expected to total approximately $1,600,000, some of which may be financed. Included in the expected total for 1998 are capital expenditures relating to new products, expansion of existing product lines and replacement of old equipment.

         The Company's credit facility provides a line of credit totalling $14,000,000 for direct loans, letters of credit and bankers' acceptances. At March 31, 1998, there were no loans outstanding against this line of credit. There was a commitment at March 31, 1998 of approximately $1,864,000 for outstanding letters of credit. In addition, at March 31, 1998, approximately $3,173,000 of the Company's credit facility was used to secure accounts payable. The total line of credit also includes $4,000,000 earmarked for acquisitions subject to the lending bank's approval. The Company's credit facility also provides the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding at March 31, 1998 was approximately $2,292,000.

         The Company's credit facility agreement is subject to annual review by the lending bank. Under this agreement, the Company is required to adhere to certain financial covenants. At March 31, 1998, and for the quarter then ended, the Company satisfied all of these covenants.

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

                           PART II - OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

                  The Registrant is not a party to any litigation that is expected to have a material adverse effect on its business.

ITEM 2.           CHANGES IN SECURITIES

                  None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.           OTHER INFORMATION

                  None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           The following exhibit has been filed as part of this report:

                           Exhibit 27 - Financial Data Schedule (submitted to the Securities and Exchange Commission in electronic format)


                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1998.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 P & F INDUSTRIES, INC.
                                 (Registrant)


                                 By    /s/ Joseph A. Molino, Jr.
                                    -------------------------------
                                         Joseph A. Molino, Jr.
                                            Vice President
Dated: May 8, 1998                   (Principal Financial Officer)