Form 10-Q
period 1998-06-30
P&F INDUSTRIES INC
filed 1998-08-11
CIK 75340

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      ---------
                                      FORM 10-Q
                                      ---------

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTER ENDED JUNE 30, 1998

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


     As of August 7, 1998, there were outstanding 3,239,345 shares of the Registrant's Class A Common Stock, par value $1.00 per share.

                                P & F INDUSTRIES, INC.

                                      FORM 10-Q

                         FOR THE QUARTER ENDED JUNE 30, 1998



                                  TABLE OF CONTENTS


                                                                            PAGE
                    PART I                                   ----

Item 1.   Financial Statements

            Consolidated Balance Sheets as of
              June 30, 1998 and December 31, 1997                          1 - 2

            Consolidated Statements of Income for the
              six months ended June 30, 1998 and 1997                          3

            Consolidated Statements of Cash Flows for
              the six months ended June 30, 1998 and 1997                  4 - 5

            Notes to Consolidated Financial Statements                     6 - 8

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           9 - 11


                                       PART II

Item 1.   Legal Proceedings                                                   12

Item 2.   Changes in Securities                                               12

Item 3.   Defaults Upon Senior Securities                                     12

Item 4.   Submission of Matters to a Vote of Security Holders                 12

Item 5.   Other Information                                                   12

Item 6.   Exhibits and Reports on Form 8-K                                    12


          Signatures                                                          13

                            PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                       P & F INDUSTRIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                       ---------------------------------------

                                            JUNE 30,     DECEMBER 31,
                                              1998           1997
                                          ------------   ------------
   ASSETS
   ------
CURRENT:
  Cash                                    $  1,614,934   $  2,092,244
  Accounts receivable, less allowance
    for possible losses of $424,366
    in 1998 and $421,014 in 1997             6,685,188      7,924,941
  Inventories                               17,014,295     13,382,480
  Note receivable from officer                  25,000             --
  Deferred income taxes                        365,000        365,000
  Prepaid expenses and other assets            233,412        254,544
                                          ------------   ------------
      TOTAL CURRENT ASSETS                  25,937,829     24,019,209
                                          ------------   ------------

PROPERTY AND EQUIPMENT:
  Land                                         846,939        846,939
  Buildings and improvements                 4,304,779      4,304,779
  Machinery and equipment                    6,397,380      5,763,749
                                          ------------   ------------
                                            11,549,098     10,915,467
  Less accumulated depreciation
    and amortization                         5,618,720      5,257,701
                                          ------------   ------------
      NET PROPERTY AND EQUIPMENT             5,930,378      5,657,766
                                          ------------   ------------

GOODWILL, net of accumulated
  amortization of $1,074,916 in
  1998 and $1,025,722 in 1997                2,738,851      2,788,045

OTHER ASSETS, net of accumulated
  amortization of $58,671 in 1998
  and $50,667 in 1997                          175,871        183,875
                                          ------------   ------------
      TOTAL ASSETS                        $ 34,782,929   $ 32,648,895
                                          ------------   ------------
                                          ------------   ------------

                       P & F INDUSTRIES, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                                     (CONTINUED)
                       ---------------------------------------

                                            JUNE 30,     DECEMBER 31,
                                              1998           1997
                                          ------------   ------------
   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
CURRENT LIABILITIES:
  Short-term borrowings                   $  1,905,894   $         --
  Accounts payable                           4,355,336      4,040,125
  Accruals:
    Compensation                               873,224      1,365,857
    Other                                    1,286,444      1,396,217
  Current maturities of long-term debt         159,745        157,140
                                          ------------   ------------
      TOTAL CURRENT LIABILITIES              8,580,643      6,959,339

LONG-TERM DEBT, less current maturities      3,677,797      3,755,683

DEFERRED INCOME TAXES                          444,000        444,000

SUBORDINATED DEBENTURES                             --      1,369,200
                                          ------------   ------------
                                            12,702,440     12,528,222
                                          ------------   ------------

SHAREHOLDERS' EQUITY:
  Common stock:
    Class A - $1 par; shares authorized
      7,000,000; outstanding 3,239,345
      and 3,101,845                          3,239,345      3,101,845
    Class B - $1 par; shares authorized
      2,000,000                                     --             --
  Additional paid-in capital                 7,863,677      7,772,239
  Retained earnings                         10,977,467      9,246,589
                                          ------------   ------------
      TOTAL SHAREHOLDERS' EQUITY            22,080,489     20,120,673
                                          ------------   ------------
      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY              $ 34,782,929   $ 32,648,895
                                          ------------   ------------
                                          ------------   ------------

                       P & F INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)
                       ---------------------------------------


                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                JUNE 30,                    JUNE 30,
                                           ------------------          ------------------
                                           1998          1997          1998          1997
                                       ------------  ------------  ------------  ------------
REVENUES:
  Net sales                            $ 11,778,345  $ 10,533,536  $ 24,307,528  $ 19,722,224
  Other                                     219,027       109,787       230,968       138,907
                                       ------------  ------------  ------------  ------------
                                         11,997,372    10,643,323    24,538,496    19,861,131
                                       ------------  ------------  ------------  ------------

COSTS AND EXPENSES:
  Cost of sales                           7,063,917     6,768,469    14,821,150    12,602,683
  Selling, administrative and general     3,107,918     2,759,245     6,342,622     5,238,760
  Interest - net                            128,018       152,803       243,827       293,641
  Depreciation                              180,510       169,768       361,019       339,535
                                       ------------  ------------  ------------  ------------
                                         10,480,363     9,850,285    21,768,618    18,474,619
                                       ------------  ------------  ------------  ------------

INCOME BEFORE TAXES ON INCOME             1,517,009       793,038     2,769,878     1,386,512

TAXES ON INCOME                             567,000       306,000     1,039,000       538,000
                                       ------------  ------------  ------------  ------------

NET INCOME                             $    950,009  $    487,038  $  1,730,878  $    848,512
                                       ------------  ------------  ------------  ------------
                                       ------------  ------------  ------------  ------------

Preferred dividends                    $         --  $         --  $         --  $     21,857


Net income available to
  common shareholders                  $    950,009  $    487,038  $  1,730,878  $    826,655


Weighted average common
  shares outstanding:
    Basic                                 3,222,392     2,979,991     3,175,359     2,968,113

    Diluted                               3,741,153     3,545,880     3,670,594     3,510,042


Earnings per share of common stock:
  Basic                                       $ .29         $ .16         $ .54         $ .28

  Diluted                                     $ .25         $ .14         $ .47         $ .24


                       P & F INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                       ---------------------------------------

                                               SIX MONTHS ENDED
                                                   JUNE 30,
                                              ------------------
                                              1998          1997
                                          ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $  1,730,878  $    848,512
                                          ------------  ------------

  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization            431,307       414,533
      Provision for losses on
        accounts receivable                     12,518        41,391
  Decrease (increase):
    Accounts receivable                      1,227,235       (90,351)
    Inventories                             (3,631,815)   (3,143,145)
    Note receivable from officer               (25,000)       40,000
    Prepaid expenses and other assets            8,042       137,782
  Increase (decrease):
    Accounts payable                           315,211     1,226,220
    Accruals and other                        (602,406)     (332,016)
                                          ------------  ------------
      Total adjustments                     (2,264,908)   (1,705,586)
                                          ------------  ------------
        Net cash provided by (used in)
          operating activities                (534,030)     (857,074)
                                          ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                        (633,631)     (194,724)
                                          ------------  ------------
        Net cash used in
          investing activities                (633,631)     (194,724)
                                          ------------  ------------

                       P & F INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (CONTINUED)
                                     (UNAUDITED)
                       ---------------------------------------

                                               SIX MONTHS ENDED
                                                   JUNE 30,
                                              ------------------
                                              1998          1997
                                          ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings       10,511,170     6,609,726
  Repayments of short-term borrowings       (8,605,276)   (6,609,726)
  Principal payments on long-term debt         (75,281)      (91,915)
  Proceeds from exercise of stock options      228,938        75,000
  Dividends paid on preferred stock                 --       (21,857)
  Redemption of subordinated debentures     (1,369,200)           --
  Redemption of preferred stock                     --    (2,633,450)
                                          ------------  ------------
        Net cash provided by (used in)
          financing activities                 690,351    (2,672,222)
                                          ------------  ------------


NET (DECREASE) INCREASE IN CASH               (477,310)   (3,724,020)

CASH AT BEGINNING OF PERIOD                  2,092,244     4,558,135
                                          ------------  ------------

CASH AT END OF PERIOD                     $  1,614,934  $    834,115
                                          ------------  ------------
                                          ------------  ------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid during the period for:

      Income taxes                        $  1,090,650  $    594,908
                                          ------------  ------------
                                          ------------  ------------


      Interest                            $    249,340  $    384,902
                                          ------------  ------------
                                          ------------  ------------

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

     The consolidated financial statements for the periods ended June 30, 1998 and 1997 are presented as unaudited but, in the opinion of the Company, they include all adjustments necessary for a fair statement of the results of operations for those periods. All such adjustments are of a normal recurring nature. The consolidated balance sheet information for December 31, 1997 was derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. These interim financial statements should be read in conjunction with that report.

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


NOTE 2 - INVENTORIES

     Major classes of inventory were as follows:

                                      JUNE 30,      DECEMBER 31,
                                        1998            1997
                                    ------------    ------------
       Finished goods               $ 13,281,294    $  9,632,361
       Work in process                   339,692         211,368
       Raw materials and supplies      3,393,309       3,538,751
                                    ------------    ------------
                                    $ 17,014,295    $ 13,382,480
                                    ------------    ------------
                                    ------------    ------------

                       P & F INDUSTRIES, INC. AND SUBSIDIARIES

                            NOTES TO FINANCIAL STATEMENTS
                                     (CONTINUED)
                       ---------------------------------------

NOTE 3 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per common share:

                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                               JUNE 30,                  JUNE 30,
                                         -------------------       -------------------
                                          1998         1997         1998         1997
                                      -----------  -----------  -----------  -----------
Numerator:
    Net income                        $   950,009  $   487,038  $ 1,730,878  $   848,512

    Dividends on preferred stock               --           --           --       21,857
                                      -----------  -----------  -----------  -----------
    Numerator for basic and diluted
      earnings per common share -
      income available to common
      shareholders                    $   950,009  $   487,038  $ 1,730,878  $   826,655
                                      -----------  -----------  -----------  -----------
                                      -----------  -----------  -----------  -----------

Denominator:
    Denominator for basic earnings
      per share - weighted average
      common shares outstanding         3,222,392    2,979,991    3,175,359    2,968,113

    Effect of dilutive securities:
      Common stock options                518,761      565,889      495,235      541,929
                                      -----------  -----------  -----------  -----------
    Denominator for diluted earnings
      per share - adjusted weighted
      average common shares and
      assumed conversions               3,741,153    3,545,880    3,670,594    3,510,042
                                      -----------  -----------  -----------  -----------
                                      -----------  -----------  -----------  -----------

Earnings per common share:
    Basic                                   $ .29        $ .16        $ .54        $ .28
                                            -----        -----        -----        -----
                                            -----        -----        -----        -----

    Diluted                                 $ .25        $ .14        $ .47        $ .24
                                            -----        -----        -----        -----
                                            -----        -----        -----        -----

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER ENDED JUNE 30, 1998 COMPARED WITH SECOND QUARTER ENDED JUNE 30, 1997

     Consolidated revenues increased 12.7%, from $10,643,323 to $11,997,372. Revenues from pneumatic tools and related equipment increased 13.0%, from $7,894,762 to $8,922,122. This was primarily due to a 34% increase in sales to the industrial sector. Selling prices of pneumatic tools and related equipment were virtually unchanged from the prior year.

     Revenues from heating equipment increased 20.0%, from $1,707,685 to $2,049,799. This increase was due to the addition of two very large accounts in the late first quarter and early second quarter. Revenues from hardware decreased 1.5%, from $1,040,454 to $1,025,205. This was due to two very large stocking orders taken by the largest customer in the first quarter and the resulting drawing down on inventories in the second quarter. Selling prices of both heating equipment and hardware were unchanged from the prior year.

     Consolidated gross profit, as a percentage of revenues, rose from 36.4% to 41.1%. Gross profit from pneumatic tools and related equipment rose from 37.5% to 43.9%, due to a more profitable product mix and an increase in the value of the U.S. dollar as compared to the Japanese yen, which lowered the cost of imported product. Gross profit from heating equipment was unchanged at 33.7% and gross profit from hardware decreased from 28.9% to 27.7%, due to a less profitable product mix.

     Consolidated selling, general and administrative expenses increased 12.6%, from $2,759,245 to $3,107,918, primarily due to increases in advertising, commissions and salaries. Interest expense fell from $152,803 to $128,018, primarily as a result of the redemption of the Company's 13.75% Subordinated Debentures on January 30, 1998.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED
JUNE 30, 1997

     Consolidated revenues increased 23.6%, from $19,861,131 to $24,538,496. Revenues from pneumatic tools and related equipment increased 27.7%, from $14,489,677 to $18,506,292. Selling prices of pneumatic tools and related equipment were virtually unchanged from the prior year.

     Revenues from heating equipment increased 16.5%, from $3,368,627 to $3,922,857. Revenues from hardware increased 5.4%, from $2,001,653 to $2,108,911. Selling prices of both heating equipment and hardware were unchanged from the prior year.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED
JUNE 30, 1997 (CONTINUED)

     Consolidated gross profit, as a percentage of revenues, rose from 36.6% to 39.6%. Gross profit from pneumatic tools and related equipment rose from 37.9% to 41.8%, due to a more profitable product mix and an increase in the value of the U.S. dollar as compared to the Japanese yen, which lowered the cost of imported product. Gross profit from heating equipment was virtually unchanged, rising from 34.0% to 34.1%, and gross profit from hardware was unchanged at 26.9%.

     Consolidated selling, general and administrative expenses increased 21.1%, from $5,238,760 to $6,342,622, primarily due to increases in advertising, commissions and salaries. Interest expense fell from $293,641 to $243,827, primarily as a result of the redemption of the Company's 13.75% Subordinated Debentures on January 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

     The Company gauges its liquidity and financial stability by the measurements shown in the following table (dollar amounts in thousands):

                             JUNE 30,      DECEMBER 31,    JUNE 30,
                               1998            1997          1997
                             ---------     ------------    ---------
    Working Capital          $  17,357       $  17,060     $  14,085
    Current Ratio            3.02 to 1       3.45 to 1     2.87 to 1
    Shareholders' Equity     $  22,080       $  20,121     $  17,650

     During the six months ended June 30, 1998, accounts receivable decreased by approximately $1,240,000 and inventories increased by approximately $3,632,000. The increase in inventories was primarily the result of preparation for fall promotions and to a lesser extent stocking product for a significant new customer, both pertaining to Florida Pneumatic Manufacturing Corporation. Short-term borrowings increased by approximately $1,906,000 and accounts payable increased by approximately $315,000, both primarily due to the increase in inventories.

     On January 30, 1998, the Company redeemed all of its outstanding 13.75% Subordinated Debentures, due January 1, 2017, at 100% of the principal amount of the Debentures, plus accrued and unpaid interest to the redemption date. The funds used for this redemption, totalling $1,384,686, were derived from working capital.

     Capital spending for the six months ended June 30, 1998 was approximately $634,000. The total amount was provided from working capital. Capital expenditures for the rest of 1998 are expected to total approximately $1,100,000, some of which may be financed. Included in the expected total for 1998 are capital expenditures relating to new products, expansion of existing product lines and replacement of old equipment.

     On July 27, 1998, the Company signed a new credit facility agreement with European American Bank. This multi-part facility provides up to $12,000,000 for letters of credit, bankers' acceptances, import loans and working capital loans. Also included in the agreement is the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. Finally, the facility includes a commitment of $15,000,000 to finance acquisitions subject to the lending bank's approval.

     As of June 30, 1998, the Company's financing needs were provided by the incumbent bank, Hong Kong and Shanghai Banking Corporation. At June 30, 1998, there were no loans outstanding against this line of credit. There was a commitment at June 30, 1998 of approximately $916,000 for open letters of credit. In addition, at June 30, 1998, approximately $489,000 of the Company's credit facility was used to secure accounts payable. The total amount of foreign currency forward contracts outstanding at June 30, 1998 was approximately $1,892,000.

     The Company's expiring credit facility agreement is subject to annual review by the lending bank. Under this agreement, the Company is required to adhere to certain financial covenants. At June 30, 1998, and for the six months then ended, the Company satisfied all of these covenants.

     The Company continues to conduct an extensive acquisition search. The funds for an acquisition will be provided by working capital and existing credit facilities, including the $15,000,000 credit facility earmarked for acquisitions referred to above.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               The following exhibit has been filed as part of this report:

               Exhibit 27 - Financial Data Schedule (submitted to the Securities and Exchange Commission in electronic format)


          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1998.

                                      SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 P & F INDUSTRIES, INC.
                                 (Registrant)


                                 By     /s/ Joseph A. Molino, Jr.
                                    -------------------------------
                                          Joseph A. Molino, Jr.
                                             Vice President
Dated: August 7, 1998                (Principal Financial Officer)