Form 10-Q
period 1998-09-30
P&F INDUSTRIES INC
filed 1998-11-16
CIK 75340

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                          -----------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
YES  ( X )    NO  (   )


         As of November 16, 1998, there were outstanding 3,239,345 shares of the Registrant's Class A Common Stock, par value $1.00 per share.

                             P & F INDUSTRIES, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                                TABLE OF CONTENTS

                                                                               PAGE
                                                                              ------
                            PART I

Item 1.  Financial Statements

           Consolidated Balance Sheets as of
             September 30, 1998 and December 31, 1997                         1 - 2

           Consolidated Statements of Income for the
             nine months ended September 30, 1998 and 1997                    3 - 4

           Consolidated Statements of Cash Flows for
             the nine months ended September 30, 1998
             and 1997                                                         5 - 6

           Notes to Consolidated Financial Statements                         7 - 10

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               11 - 14


                            PART II

Item 1.  Legal Proceedings                                                     15

Item 2.  Changes in Securities                                                 15

Item 3.  Defaults Upon Senior Securities                                       15

Item 4.  Submission of Matters to a Vote of Security Holders                   15

Item 5.  Other Information                                                     15

Item 6.  Exhibits and Reports on Form 8-K                                      15

         Signatures                                                            16


                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      ---------------------------------------
                      ---------------------------------------



                                          SEPTEMBER 30,  DECEMBER 31,
                                              1998           1997
                                          -------------  -------------
   ASSETS
CURRENT:
  Cash                                    $  1,324,364   $  2,092,244
  Accounts receivable, less allowance
    for possible losses of $595,766
    in 1998 and $421,014 in 1997            10,776,722      7,924,941
  Inventories                               19,789,243     13,382,480
  Deferred income taxes                        365,000        365,000
  Prepaid expenses and other assets            544,542        254,544
                                          -------------  -------------
      TOTAL CURRENT ASSETS                  32,799,871     24,019,209
                                          -------------  -------------

PROPERTY AND EQUIPMENT:
  Land                                       1,182,939        846,939
  Buildings and improvements                 5,631,771      4,304,779
  Machinery and equipment                    9,201,208      5,763,749
                                          -------------  -------------
                                            16,015,918     10,915,467
  Less accumulated depreciation
    and amortization                         5,810,729      5,257,701
                                          -------------  -------------
      NET PROPERTY AND EQUIPMENT            10,205,189      5,657,766
                                          -------------  -------------

GOODWILL, net of accumulated
  amortization of $1,109,513 in
  1998 and $1,025,722 in 1997                8,315,883      2,788,045

OTHER ASSETS, net of accumulated
  amortization of $62,673 in 1998
  and $50,667 in 1997                          246,289        183,875
                                          -------------  -------------
      TOTAL ASSETS                        $ 51,567,232   $ 32,648,895
                                          -------------  -------------
                                          -------------  -------------



                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                   (CONTINUED)
                     ----------------------------------------
                     ----------------------------------------


                                          SEPTEMBER 30,  DECEMBER 31,
                                              1998           1997
                                          -------------  -------------

   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings                   $  3,609,351   $         --
  Accounts payable                           5,374,102      4,040,125
  Accruals:
    Compensation                             1,588,234      1,365,857
    Other                                    2,361,503      1,396,217
  Current maturities of long-term debt         301,135        157,140
                                          -------------  -------------
      TOTAL CURRENT LIABILITIES             13,234,325      6,959,339

LONG-TERM DEBT, less current maturities     14,587,699      3,755,683

DEFERRED INCOME TAXES                          444,000        444,000

SUBORDINATED DEBENTURES                             --      1,369,200
                                          -------------  -------------
                                            28,266,024     12,528,222
                                          -------------  -------------

SHAREHOLDERS' EQUITY:
  Common stock:
    Class A - $1 par; shares authorized
      7,000,000; outstanding 3,239,345
      and 3,101,845                          3,239,345      3,101,845
    Class B - $1 par; shares authorized
      2,000,000                                     --             --
  Additional paid-in capital                 7,863,677      7,772,239
  Retained earnings                         12,198,186      9,246,589
                                          -------------  -------------
      TOTAL SHAREHOLDERS' EQUITY            23,301,208     20,120,673
                                          -------------  -------------
      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY              $ 51,567,232   $ 32,648,895
                                          -------------  -------------
                                          -------------  -------------


                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                     ---------------------------------------
                     ---------------------------------------



                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                              SEPTEMBER 30,               SEPTEMBER 30,
                                       -------------------------   --------------------------
                                           1998          1997          1998          1997
                                       ------------  ------------  ------------  ------------
REVENUES:
  Net sales                            $ 13,915,613  $ 14,862,840  $ 38,223,141  $ 34,585,064
  Other                                     203,076       118,615       434,044       257,522
                                       ------------  ------------  ------------  ------------
                                         14,118,689    14,981,455    38,657,185    34,842,586
                                       ------------  ------------  ------------  ------------

COSTS AND EXPENSES:
  Cost of sales                           8,644,887    10,122,611    23,466,037    22,725,294
  Selling, administrative and general     3,161,405     2,958,227     9,504,027     8,196,987
  Interest - net                            160,669       207,293       404,496       500,934
  Depreciation                              192,009       169,768       553,028       509,303
                                       ------------  ------------  ------------  ------------
                                         12,158,970    13,457,899    33,927,588    31,932,518
                                       ------------  ------------  ------------  ------------

INCOME FROM CONTINUING OPERATIONS
  BEFORE TAXES ON INCOME                  1,959,719     1,523,556     4,729,597     2,910,068

TAXES ON INCOME                             739,000       652,000     1,778,000     1,190,000
                                       ------------  ------------  ------------  ------------

INCOME FROM CONTINUING OPERATIONS         1,220,719       871,556     2,951,597     1,720,068

INCOME FROM DISCONTINUED
  OPERATION (NET OF INCOME
  TAXES OF $850,000)                             --       542,837            --       542,837
                                       ------------  ------------  ------------  ------------

NET INCOME                             $  1,220,719  $  1,414,393  $  2,951,597  $  2,262,905
                                       ------------  ------------  ------------  ------------
                                       ------------  ------------  ------------  ------------


                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                   (CONTINUED)
                     ---------------------------------------
                     ---------------------------------------




                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                              SEPTEMBER 30,               SEPTEMBER 30,
                                       --------------------------  --------------------------
                                           1998          1997          1998          1997
                                       ------------  ------------  ------------  ------------
NET INCOME                             $  1,220,719  $  1,414,393  $  2,951,597  $  2,262,905
                                       ------------  ------------  ------------  ------------
  Preferred dividends                  $         --  $         --  $         --  $     21,858
                                       ------------  ------------  ------------  ------------
                                       ------------  ------------  ------------  ------------
 Net income available
  to common shareholders:
      Continuing operations            $  1,220,719  $    871,556  $  2,951,597  $  1,698,210
      Discontinued operation                     --       542,837            --       542,837
                                       ------------  ------------  ------------  ------------
      Net income                       $  1,220,719  $  1,414,393  $  2,951,597  $  2,241,047
                                       ------------  ------------  ------------  ------------
                                       ------------  ------------  ------------  ------------

 Average number of common shares
  and common share equivalents:
      Basic                               3,240,469     2,989,121     3,197,301     2,975,071
                                       ------------  ------------  ------------  ------------
                                       ------------  ------------  ------------  ------------
      Diluted                             3,723,588     3,507,089     3,688,497     3,509,253
                                       ------------  ------------  ------------  ------------
                                       ------------  ------------  ------------  ------------

  Earnings per share of common stock:
    Basic:
      Continuing operations                  $  .38        $  .29        $  .92        $  .57
      Discontinued operation                     --           .18            --           .18
                                       ------------  ------------  ------------  ------------

      Net income                             $  .38        $  .47        $  .92        $  .75
                                       ------------  ------------  ------------  ------------
                                       ------------  ------------  ------------  ------------
    Diluted:
      Continuing operations                  $  .33        $  .25        $  .80        $  .49
      Discontinued operation                     --           .15            --           .15
                                       ------------  ------------  ------------  ------------

      Net income                             $  .33        $  .40        $  .80        $  .64
                                       ------------  ------------  ------------  ------------
                                       ------------  ------------  ------------  ------------


                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                     ---------------------------------------
                     ---------------------------------------


                                               NINE MONTHS ENDED
                                                 SEPTEMBER 30,
                                              ------------------
                                              1998          1997
                                          ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $  2,951,597  $  2,262,905
                                          ------------  ------------

  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization            648,825       619,767
      Deferred income taxes                         --       455,000
      Provision for losses on
        accounts receivable                     16,690        62,093
      Gain on sale of land and building
        of discontinued operation                   --    (1,652,927)

  Decrease (increase):
    Accounts receivable                       (283,525)   (3,833,745)
    Inventories                             (4,787,856)   (5,526,273)
    Note receivable from officer                    --        40,000
    Prepaid expenses and other assets         (189,297)      144,524
    Other assets                                   158            --
  Increase (decrease):
    Accounts payable                           541,949     1,166,377
    Accruals and other                         725,158     1,407,180
                                          ------------  ------------
      Total adjustments                     (3,327,898)   (7,118,004)
                                          ------------  ------------
        Net cash (used in) provided by
          operating activities                (376,301)   (4,855,099)
                                          ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                        (750,451)     (356,233)
  Purchase of Green Manufacturing, Inc.,   (10,693,286)           --
  Proceeds from sale of land and
    building of discontinued operation              --     1,765,760
                                          ------------  ------------
        Net cash used in
          investing activities             (11,443,737)    1,409,527
                                          ------------  ------------
                                          ------------  ------------


                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)
                     ---------------------------------------
                     ---------------------------------------


                                               NINE MONTHS ENDED
                                                 SEPTEMBER 30,
                                              ------------------
                                              1998          1997
                                          ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings       16,053,023    14,712,324
  Repayments of short-term borrowings      (13,703,672)  (10,459,722)
  Proceeds from acquisition loan            10,000,000            --
  Principal payments on long-term debt        (156,931)   (1,885,115)
  Proceeds from exercise of stock options      228,938       120,000
  Dividends paid on preferred stock                 --       (21,858)
  Redemption of subordinated debentures     (1,369,200)           --
  Redemption of preferred stock                     --    (2,633,450)
                                          ------------  ------------
        Net cash provided by (used in)
          financing activities              11,052,158      (167,821)
                                          ------------  ------------


NET (DECREASE) INCREASE IN CASH               (767,880)   (3,613,393)

CASH AT BEGINNING OF PERIOD                  2,092,244     4,558,135
                                          ------------  ------------

CASH AT END OF PERIOD                     $  1,324,364  $    944,742
                                          ------------  ------------
                                          ------------  ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid during the period for:

      Income taxes                        $  1,700,876  $    974,865
                                          ------------  ------------
                                          ------------  ------------

      Interest                            $    413,362  $    590,874
                                          ------------  ------------
                                          ------------  ------------


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

         The consolidated financial statements for the periods ended September 30, 1998 and 1997 are presented as unaudited but, in the opinion of the Company, they include all adjustments necessary for a fair statement of the results of operations for those periods. All such adjustments are of a normal recurring nature. The consolidated balance sheet information for December 31, 1997 was derived from audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. These interim financial statements should be read in conjunction with that report.

         Results for interim periods are not necessarily indicative of results to be expected for a full year, since the operations of some of the Company's subsidiaries are seasonal in nature.

         The Company conducts its business operations through three wholly-owned subsidiaries. Florida Pneumatic Manufacturing Corporation ("Florida Pneumatic") is engaged in the importation, manufacture and sale of pneumatic hand tools for the industrial, retail and automotive markets and air filters. Florida Pneumatic also markets, through its Berkley Tool Division ("Berkley"), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely used brand of pipe cutting and threading machines. Green Manufacturing, Inc. ("Green") is engaged primarily in the manufacture and sale of hydraulic cylinders. Green is also engaged in the manufacture and sale of prefabricated stairways and platforms and tractor-mounted post hole diggers. Embassy Industries, Inc. ("Embassy") is engaged in the manufacture and sale of baseboard and radiant hot-water heating products. Embassy also imports, assembles and packages a line of small hardware items through its Franklin Hardware division ("Franklin").


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

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)
                     ----------------------------------------
                     ----------------------------------------


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

EARNINGS PER SHARE

         The consolidated financial statements present basic and diluted earnings per share. Earnings per share amounts for prior periods have been restated to reflect basic and diluted earnings per share.

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


NOTE 2 - INVENTORIES

         Major classes of inventory were as follows:


                                    SEPTEMBER 30,   DECEMBER 31,
                                        1998            1997
                                    ------------    ------------
       Finished goods               $ 14,844,067    $  9,632,361
       Work in process                   637,470         211,368
       Raw materials and supplies      4,307,706       3,538,751
                                    ------------    ------------
                                    $ 19,789,243    $ 13,382,480
                                    ------------    ------------
                                    ------------    ------------


NOTE 3 - ACQUISITIONS

         On September 16, 1998, the Company acquired certain assets, including cash totalling $215,314, and assumed certain liabilities of Green Manufacturing, Inc., a manufacturer of custom-engineered hydraulic cylinders, prefabricated stairways and platforms and tractor-mounted post hole diggers. The purchase price for the acquisition was $10,500,000 in cash, $10,000,000 of which was provided by an acquisition loan made pursuant to a Credit Agreement, dated as of July 23, 1998, as amended, between the Company and its bank. The balance of $500,000 was provided by working capital funds.

         As part of the acquisition, the Company assumed $1,095,000 of outstanding Economic Development Revenue Bonds issued by Wood County, Ohio and $1,260,000 in short-term borrowings from a bank.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)
                     ----------------------------------------
                     ----------------------------------------


NOTE 3 - ACQUISITIONS (CONTINUED)

         The purchase price of $10,500,000 includes $50,000 in consideration of a covenant not to compete. The cost allocated to this covenant is included in the accompanying consolidated balance sheets as "Other Assets" and is being amortized over five years on a straight-line basis.

         The acquisition has been accounted for using the purchase method of accounting and, accordingly, the accompanying consolidated financial statements include the results of operations of the acquired company only from the date of acquisition. The excess of acquisition costs over the fair value of net assets acquired is included in the accompanying balance sheets as "Goodwill". Also included in "Goodwill" are costs totalling $408,660 incurred in connection with this acquisition.

         The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and Green Manufacturing, Inc., as though the acquisition had been made January 1, 1997. The pro forma amounts give effect to appropriate adjustments for amortization of goodwill and other intangible assets, interest expense and income taxes.

         The pro forma amounts presented are not necessarily indicative of future operating results.


                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                         SEPTEMBER 30,             SEPTEMBER 30,
                                       -----------------         -----------------
                                       1998         1997         1998         1997
                                   -----------  -----------  -----------  -----------
     Net sales                     $18,032,047  $19,533,692  $52,139,612  $48,317,590
                                   -----------  -----------  -----------  -----------
                                   -----------  -----------  -----------  -----------
     Net income from
       continuing operations       $ 1,159,848  $ 1,003,564  $ 3,058,381  $ 2,044,837
     Less preferred dividends               --           --           --      (21,858)
                                   -----------  -----------  -----------  -----------
     Net income from continuing
       operations available to
       common shareholders         $ 1,159,848  $ 1,003,564  $ 3,058,381  $ 2,022,979
                                   -----------  -----------  -----------  -----------
                                   -----------  -----------  -----------  -----------

     Earnings per share of
     common stock from
     continuing operations:
         Basic                            $.36         $.34         $.96         $.68
                                   -----------  -----------  -----------  -----------
                                   -----------  -----------  -----------  -----------

         Diluted                          $.31         $.29         $.83         $.58
                                   -----------  -----------  -----------  -----------
                                   -----------  -----------  -----------  -----------


                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (CONTINUED)
                     ---------------------------------------
                     ---------------------------------------


NOTE 4 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per common share from continuing operations:



                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                             SEPTEMBER 30,            SEPTEMBER 30,
                                         -------------------       -------------------
                                          1998         1997         1998         1997
                                      -----------  -----------  -----------  -----------
  Numerator:
    Net income from
      continuing operations           $ 1,220,719  $   871,556  $ 2,951,597  $ 1,720,068

    Dividends on preferred stock               --           --           --       21,858
                                      -----------  -----------  -----------  -----------
    Numerator for basic and diluted
      earnings per common share
      income from continuing
      operations available to
      common shareholders             $ 1,220,719  $   871,556  $ 2,951,597  $ 1,698,210
                                      -----------  -----------  -----------  -----------
                                      -----------  -----------  -----------  -----------

  Denominator:
    Denominator for basic earnings
      per share - weighted average
      common shares outstanding         3,240,469    2,989,121    3,197,301    2,975,071

    Effect of dilutive securities:
      Common stock options                483,119      517,968      491,196      534,182
                                      -----------  -----------  -----------  -----------
    Denominator for diluted earnings
      per share - adjusted weighted
      average common shares and
      assumed conversions               3,723,588    3,507,089    3,688,497    3,509,253
                                      -----------  -----------  -----------  -----------
                                      -----------  -----------  -----------  -----------


  Earnings per common share from
   continuing operations:
      Basic                                 $ .38        $ .29        $ .92        $ .57
                                      -----------  -----------  -----------  -----------
                                      -----------  -----------  -----------  -----------

      Diluted                               $ .33        $ .25        $ .80        $ .49
                                      -----------  -----------  -----------  -----------
                                      -----------  -----------  -----------  -----------


                     P & F INDUSTRIES, INC. AND SUBSIDIARIES
                     ----------------------------------------
                     ----------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THIRD QUARTER ENDED SEPTEMBER 30, 1998 COMPARED WITH THIRD QUARTER ENDED SEPTEMBER 30, 1997

         Consolidated revenues decreased 5.8%, from $14,981,455 to $14,118,689. Revenues from pneumatic tools and related equipment decreased 16.9%, from $11,377,858 to $9,425,651, due primarily to the one time order in 1997 of a special product from one large customer. The majority of this order, amounting to $2,993,515, was shipped in the third quarter of 1997. Without this shipment in 1997, revenues from pneumatic tools and related equipment for the current quarter would have increased by 12.4% over the prior year's quarter. Revenues from heating equipment increased 2.1%, from $2,534,485 to $2,587,738, while revenues from hardware declined 4.3%, from $1,108,692 to $1,061,230, mostly due to a weak quarter for one large customer. Revenues from hydraulic cylinders and other equipment, attributable to the subsidiary acquired on September 16, 1998, were $1,044,506 for the period from the date of the acquisition to September 30. Selling prices of all products were virtually unchanged.

         Consolidated gross profit, as a percentage of revenues, rose from 31.3% to 37.4%. Gross profit from pneumatic tools and related equipment rose from 31.7% to 41.6%, due to a more profitable product mix and an increase in the value of the U.S. dollar as compared to the Japanese yen, which lowered the cost of imported product. Gross profit from heating equipment rose from 34.1% to 34.5% and gross profit from hardware rose from 23.5% to 27.8%, both due to a more profitable product mix. Gross profit from hydraulic cylinders and other equipment was 19.7%.

         Consolidated selling, administrative and general expenses increased 6.9%, from $2,958,227 to $3,161,405. This increase would have been more correlated to the change in sales without the one time sale in the third quarter of 1997 discussed above.

         Interest expense decreased 22.5%, from $207,293 to $160,669, due to a systematic effort to reduce overall borrowings prior to the acquisition made at the end of the third quarter. Although the acquisition debt was substantial, it had only a minimal impact on the overall interest expense for the quarter, due to the short amount of time that it was outstanding.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES
                     ----------------------------------------
                     ----------------------------------------


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

         Consolidated revenues increased 11.0%, from $34,842,586 to $38,657,185. Revenues from pneumatic tools and related equipment increased 8.2%, from $25,827,535 to $27,931,943, due primarily to a 32% increase in sales to the second largest customer. Revenues from heating equipment increased 10.3%, from $5,903,112 to $6,510,595. Revenues from hardware increased 1.9%, from $3,110,345 to $3,170,141. Revenues from hydraulic cylinders and other equipment, attributable to the subsidiary acquired on September 16, 1998, were $1,044,506 for for the period from the date of the acquisition to September 30. Selling prices of all products were virtually unchanged.

         Consolidated gross profit, as a percentage of sales, rose from 33.3% to 37.9%. Gross profit from pneumatic tools and related equipment rose from 34.4% to 40.9%, due to an increase in the value of the U.S. dollar as compared to the Japanese yen, which lowered the cost of imported product. Gross profit from heating equipment rose from 34.0% to 34.3% and gross profit from hardware rose from 25.7% to 27.2%, both due to a more profitable product mix. Gross profit from hydraulic cylinders and other equipment was 19.7%.

         Consolidated selling, administrative and general expenses rose 16.0%, from $8,196,987 to $9,504,027, essentially in line with the increase in revenues taking into consideration the one time sale of pneumatic tools in 1997 discussed above.

         Interest expense decreased 19.3%, from $500,934 to $404,496, as a result of lower average short-term borrowings in 1998.


LIQUIDITY AND CAPITAL RESOURCES

         The Company gauges its liquidity and financial stability by the measurements shown in the following table (dollar amounts in thousands):


                         SEPTEMBER 30,    DECEMBER 31,    SEPTEMBER 30,
                             1998            1997            1997
                         -------------    ------------    -------------
  Working Capital          $  19,566       $  17,060       $  16,165
  Current Ratio            2.48 to 1       3.45 to 1       2.38 to 1
  Shareholders' Equity     $  23,301       $  20,121       $  19,109


                     P & F INDUSTRIES, INC. AND SUBSIDIARIES
                     ----------------------------------------
                     ----------------------------------------

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         During the nine months ended September 30, 1998, gross accounts receivable increased approximately $3,027,000 and inventories increased approximately $6,407,000. The increase in accounts receivable was primarily the result of the acquisition of Green Manufacturing, Inc. on September 16, 1998. The increase in inventories was the result of overall sales increases for the year, the timing of shipments, and to a lesser extent the acquisition of Green Manufacturing, Inc. Short-term borrowings and accounts payable, combined, increased approximately $4,943,000 as a result of the increase in inventories, but the increase was substantially less than it would have been due to the remaining positive cash flows.

         On January 30, 1998, the Company redeemed all of its outstanding 13.75% Subordinated Debentures, due January 1, 2017, at 100% of the principal amount of the Debentures, plus accrued and unpaid interest to the redemption date. The funds used for this redemption, totalling $1,384,686, were derived from working capital.

         On September 16, 1998, the Company acquired certain assets and liabilities of Green Manufacturing, Inc. for $10,500,000 plus the assumption of $1,095,000 of outstanding Economic Development Revenue Bonds issued by Wood County, Ohio. The acquisition was financed with $500,000 in working capital funds and a $10,000,000 7-year note from the Company's main bank. The note bears interest at LIBOR plus 175 basis points and is payable with interest only for up to one year at the Company's discretion. The Economic Development Revenue Bonds were issued on November 16, 1994 and provide for annual retirement payments each November 1 over a 10-year period. The Bonds bear interest at variable rates. The interest rate at September 30, 1998 was 4.2%.

         Capital spending for the nine months ended September 30, 1998 was approximately $750,000. The total amount was provided from working capital. Capital expenditures for the rest of 1998 are expected to total approximately $300,000, some of which may be financed. Included in the expected total for 1998 are capital expenditures relating to new products, expansion of existing product lines and replacement of old equipment.

         On July 27, 1998, the Company signed a new credit facility agreement with European American Bank. This multi-part facility provides up to $12,000,000 for letters of credit, bankers' acceptances, import loans and general working capital loans. At September 30, 1998, there were loans totalling approximately $3,609,000 outstanding against this line of credit. Also at September 30, 1998, there was a commitment of approximately $1,187,000 for open letters of credit and a commitment of approximately $1,113,000 for a backup letter of credit related to Economic Development Revenue Bonds assumed as part of the acquisition of Green Manufacturing, Inc.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES
                     ----------------------------------------
                     ----------------------------------------


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         Also included in the credit facility agreement is the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding at September 30, 1998 was approximately $1,127,000.

         Finally, the credit facility agreement includes a commitment of $15,000,000 for loans to finance acquisitions subject to the lending bank's approval. As noted above, $10,000,000 of this credit facility was utilized to help finance the acquisition of Green Manufacturing, Inc. There was a total of $10,000,000 in acquisition loans outstanding at September 30, 1998.

         The Company's credit facility agreement is subject to annual review by the lending bank. Under this agreement, the Company is required to adhere to certain financial covenants. At September 30, 1998, and for the nine months then ended, the Company satisfied all of these covenants.

         The Company continues to conduct an acquisition search. The funds for any acquisition will be provided by working capital and existing credit facilities, including the $15,000,000 credit facility earmarked for acquisitions referred to above.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              The following exhibit has been filed as part of this report:

              Exhibit 27 - Financial Data Schedule (submitted to the Securities and Exchange Commission in electronic format)


         (b)  Reports on Form 8-K

              A report on Form 8-K was filed by the Registrant regarding the acquisition of Green Manufacturing, Inc. The date of the report was September 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             P & F INDUSTRIES, INC.
                             (Registrant)


                             By /s/ Joseph A. Molino, Jr.
                                -------------------------------
                                    Joseph A. Molino, Jr.
                                        Vice President
Dated: November 16, 1998        (Principal Financial Officer)