Form 10-K
period 1998-12-31
P&F INDUSTRIES INC
filed 1999-03-31
CIK 75340

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------
                                    FORM 10-K
                                    ---------

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                                          Name of each exchange
           Title of Class                  on which registered
                NONE                               NONE

           Securities registered pursuant to Section 12(g) of the Act:

                      CLASS A COMMON STOCK, $1.00 PAR VALUE
                                (Title of class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the last sale price on March 25, 1999, was approximately $20,413,283.

      As of March 25, 1999, there were outstanding 3,239,345 shares of the Registrant's Class A Common Stock, par value $1.00 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporates by reference information from the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders.

                             P & F INDUSTRIES, INC.

                                    FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
Item 1.     Business                                                       1 - 4

Item 2.     Properties                                                         4

Item 3.     Legal Proceedings                                                  4

Item 4.     Submission of Matters to a Vote of Security Holders                4

PART II
Item 5.     Market for Registrant's Common Equity and Related
              Stockholder Matters                                              5

Item 6.     Selected Financial Data                                            6

Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         7 - 11

Item 7A.    Quantitative and Qualitative Disclosures
              About Market Risk                                               12

Item 8.     Financial Statements and Supplementary Data                  13 - 41

Item 9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosures                            42

PART III
Item 10.    Directors and Executive Officers of the Registrant                42

Item 11.    Executive Compensation                                            42

Item 12.    Security Ownership of Certain Beneficial Owners
              and Management                                                  42

Item 13.    Certain Relationships and Related Transactions                    42

PART IV
Item 14.    Exhibits, Financial Statement Schedule and
              Reports on Form 8-K                                        43 - 44

            Signatures                                                        45

PART I

ITEM 1. BUSINESS

      P & F Industries, Inc. (the "Company") conducts its business operations through three wholly-owned subsidiaries. Embassy Industries, Inc. ("Embassy") is engaged in the manufacture and sale of baseboard heating products and the importation and sale of radiant heating systems. Embassy also imports a line of door and window hardware items through its Franklin Hardware division ("Franklin"). Florida Pneumatic Manufacturing Corporation ("Florida Pneumatic") is engaged in the importation, manufacture and sale of pneumatic hand tools, primarily for the industrial and retail markets, and the importation and sale of compressor air filters. Florida Pneumatic also markets, through its Berkley Tool division ("Berkley"), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely used brand of pipe cutting and threading machines. Green Manufacturing, Inc. ("Green"), which was acquired by the Company on September 16, 1998, is engaged primarily in the manufacture, development and sale of heavy-duty welded custom designed hydraulic cylinders. Green also manufactures a line of access equipment for the petro-chemical industry and a line of post hole digging equipment for the agricultural industry. Note 9 of the Notes to Consolidated Financial Statements presents additional information regarding the acquisition of Green. Note 11 of the Notes to Consolidated Financial Statements presents financial information for the segments of the Company's business.

      Florida Pneumatic has two major customers, Sears, Roebuck and Co. and W.W. Grainger, Inc., who accounted for 35.7%, 45.4% and 37.8% and 10.1%, 9.1% and 10.6% of consolidated revenues for the years ended December 31, 1998, 1997 and 1996, respectively.

      Revenues derived from countries outside the United States were immaterial for the years ended December 31, 1998, 1997 and 1996, respectively.

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

      Embassy also imports a line of radiant heating systems. These systems are different from baseboard heating systems in that the radiant heating systems radiate heat provided by hot water circulating through plastic tubing, which is generally installed beneath the surface of the floor. These systems include the tubing, manifolds, controls and installation supplies. Embassy also provides computer software which aids in the design of the system. Sales of this product accounted for 15.3% of Embassy's total heating equipment revenues in 1998.

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

      Embassy's baseboard heating products are sold off the shelf and no material backlog of orders exists. Raw materials are readily available. The business is seasonal, with approximately 58.0% of Embassy's heating equipment revenues coming in the last six months of the year.

      The primary competitive factors in the baseboard and radiant heating market are quality, price, service and brand-name awareness.

      The Franklin division of Embassy imports and packages approximately 225 types of hardware products, including locksets, deadbolts, door and window security hardware, rope-related hardware products and fire escape ladders. Products generally range in price from under $1.00 to $30.00 and are sold to retailers, wholesalers and private label accounts through manufacturers' representatives and in-house sales support personnel. Nearly all of Franklin's sales are of products imported from the Far East. Three customers accounted for approximately 48.9% of Franklin's revenues in 1998, with two of these customers each doing approximately the same volume and accounting for approximately 37.8%.

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

      Two customers accounted for 70.4%, 72.9% and 67.9% of Florida Pneumatic's revenues in 1998, 1997 and 1996, respectively. The Company believes that its relationships with these customers remain excellent.

      Berkley markets a product line consisting of pipe and bolt dies, pipe taps, pipe and tubing cutter wheels and replacement electrical components for a widely used brand of pipe cutting and threading machines. Florida Pneumatic markets Berkley's products through industrial distributors and contractors.

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

GREEN

      Green is engaged primarily in the manufacture, development and sale of heavy-duty welded custom designed hydraulic cylinders. All of Green's hydraulic cylinders are sold on an OEM basis and are integrated components on a variety of equipment and machinery. Hydraulic cylinders are welded casings whose internal chambers consist of a rod and piston surrounded by a petroleum-based fluid. The casings contain openings or valves which allow the introduction of fluid into one side of the chamber at high pressure. The introduction of fluid causes the rod/piston to move with tremendous force and allows for the pushing or lifting of extremely heavy loads.

      Green's products, which are sold throughout the United States, are used on tow trucks and car carriers for hoisting and lifting cars and on aerial lifts and cranes to raise platforms and other heavy objects. The cylinders are also used on many types of construction equipment for digging and as steering mechanisms. They are also installed in compacting equipment, as the means to compress recyclable cardboard or other refuse.

      Green specializes in cylinders that range in bore size form 2 to 8 inches and stroke or extend up to 180 inches. Each cylinder is engineered to the customer's specifications.

      Green sells its products directly to OEM customers, at prices ranging from $50 to $1500, with an average selling price of about $150.

      The primary competitive factors in the hydraulic cylinder industry are quality and timely delivery.

      Green also manufactures a line of access equipment for the petro-chemical and bulk storage industries. This product line, which accounts for about 10% of Green's sales, consists of bridges, platforms, walkways and stairways, constructed of steel or aluminum and generally installed outdoors. These products are designed to customers' specifications and sold directly to them for use in overhead and elevated access to large containers, including rail cars and storage tanks.

      Green also markets a small line of diggers used primarily as attachments to small tractors for light farm work. This product line, which accounts for less than 5% of Green's sales, is marketed through farm equipment dealers and wholesalers.

      Green's business does not exhibit a great deal of seasonality, except for the agricultural equipment business, which is stronger during the growing season. Backlogs totalling as much as 25% of yearly sales are standard for the cylinder business.

      One customer accounted for 24.1% of Green's revenues in 1998. The Company believes that its relationship with this customer remains excellent.

      Green purchases significant amounts of raw materials from one supplier. Other sources are available. The Company believes that the loss of this supplier would not cause any disruption in the flow of products or have an adverse effect on operating results.

EMPLOYEES

      The Company employed 382 persons as of December 31, 1998, including 4 at corporate headquarters. The 84 employees of the pneumatic tool segment and the 206 employees of the hydraulic cylinder segment are not represented by a union. Of the 88 persons employed in the heating equipment and hardware segments, 61 factory workers are covered by a single-employer union contract. The heating equipment union contract expires on November 30, 2000. The Company believes that its relations with its employees are satisfactory.

ITEM 2. PROPERTIES

      Embassy, Florida Pneumatic and Green each own the plant facilities which they occupy. The facilities owned by Embassy and Florida Pneumatic are subject to mortgages. Embassy's 75,000 square foot plant facility is located in Farmingdale, New York. Florida Pneumatic's 72,000 square foot plant facility is located in Jupiter, Florida. Green's 85,000 square foot plant facility is located in Bowling Green, Ohio. Each facility either provides adequate space for the operations of the respective subsidiary in the foreseeable future or can be expanded to provide additional space. The Company's executive offices are located in

Embassy's facility in Farmingdale, New York.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

      The Company's Class A Common Stock trades on the Nasdaq Stock Market. The price range of the Company's Class A Common Stock during the last two fiscal years was as follows:

            1998                          HIGH               LOW
            ----                          ----               ---
       First Quarter                   $ 8                $ 5 7/8
       Second Quarter                   11 5/16             7 9/16
       Third Quarter                    10 9/16             7 1/8
       Fourth Quarter                    9 7/8              7 3/8

            1997                          HIGH               LOW
            ----                          ----               ---
       First Quarter                   $ 6                $ 3 1/2
       Second Quarter                    5 5/8              4 5/8
       Third Quarter                     7                  4 1/2
       Fourth Quarter                    7 13/16            6

      As of March 25, 1999, there were approximately 2,000 holders of record of the Company's Class A Common Stock.

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

                                                                 YEAR ENDED DECEMBER 31,
                                       -----------------------------------------------------------------------
                                           1998           1997           1996           1995           1994
                                       -----------    -----------    -----------    -----------    -----------
 Revenues                              $58,165,715    $50,026,947    $43,078,371    $43,047,601    $45,075,182
                                       ===========    ===========    ===========    ===========    ===========

 Income from continuing operations     $ 3,943,441    $ 2,513,779    $ 1,953,287    $ 1,491,975    $ 1,233,356
                                       ===========    ===========    ===========    ===========    ===========

 Income from continuing operations
   per share of common stock:
     Basic                             $      1.23    $       .83    $       .58    $       .42    $       .33
                                       ===========    ===========    ===========    ===========    ===========
     Diluted                           $      1.07    $       .71    $       .52    $       .39    $       .32
                                       ===========    ===========    ===========    ===========    ===========

 Total assets                          $48,078,479    $32,648,895    $31,331,643    $35,415,672    $33,013,300
                                       ===========    ===========    ===========    ===========    ===========

 Long-term obligations                 $10,193,064    $ 5,124,883    $ 5,288,570    $ 7,414,181    $ 7,767,625
                                       ===========    ===========    ===========    ===========    ===========

 Cash dividends declared per
   common share                        $        --    $        --    $        --    $        --    $        --
                                       ===========    ===========    ===========    ===========    ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1998 COMPARED TO 1997

      Consolidated revenues increased 16.3%, from $50,026,947 to $58,165,715. Revenues from pneumatic tools and related equipment were essentially flat, increasing from $37,485,572 to $37,806,138. This increase would have been 18.2% over the same period in 1997 if not for a one time order in 1997 of a special product from one large customer. This order, which amounted to $5,494,865, was shipped in the third and fourth quarters of 1997. The increase, after adjusting for the shipments noted above, was the result of an addition of a major new line of pneumatic tools and also an increase in sales to the industrial sector. Selling prices of pneumatic tools and related equipment were unchanged during the year.

      Heating equipment revenues increased 13.0%, from $8,342,996 to $9,423,633. This increase was consistent across both the baseboard and radiant product lines. Selling prices for several large new accounts opening in 1998 were lower than the average selling prices on existing business.

      Hardware revenues increased 3.7%, from $4,196,351 to $4,351,114. A drop in sales to one large customer was more than offset by the combination of a large increase in sales to another as well as the second half addition of another very large new account. Selling prices of hardware were unchanged during the year.

      Revenues for hydraulic cylinders and other equipment, attributable to the acquisition of Green, were $6,584,830 for the period from the date of the acquisition to December 31. Selling prices for hydraulic cylinders and other equipment were unchanged during the year.

      Consolidated gross profit, as a percentage of revenues, increased from 33.0% to 35.5%. Gross profit on pneumatic tools and related equipment increased from 33.2% to 40.1%, due to a more favorable exchange rate of the dollar compared to the Japanese yen, which reduced the cost of imported product and a slightly more favorable product mix. Gross profit from heating equipment decreased from 35.3% to 34.1%, due primarily to several new large accounts receiving slightly lower prices than existing accounts. Gross profit from hardware increased, from 26.1% to 28.3%, due to a more favorable product mix. Gross profit from hydraulic cylinders was 15.8%.

      Consolidated selling, general and administrative expenses increased 15.2%, from $11,573,473 to $13,332,424, primarily as the result of an increase in marketing and compensation program expenditures and the acquisition of Green. As a percentage of revenues, selling, general and administrative expenses decreased from 23.1% to 22.9%, due to the increase in revenues.

      Interest expense increased 11.3%, from $693,660 to $772,035, primarily due to the borrowing in September to effect the acquisition of Green.

      The effective tax rates for the years ended December 31, 1998 and 1997 were 39.6% and 45.6%, respectively. See Note 8 of the Notes to Consolidated Financial Statements.

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

      Consolidated gross profit, as a percentage of revenues, increased from 32.6% to 33.0%. Gross profit on pneumatic tools and related equipment increased from 33.1% to 33.2%, due to a more favorable exchange rate of the dollar compared to the Japanese yen, which reduced the cost of imported product and which was offset by a less favorable product mix. Gross profit from heating equipment increased from 33.2% to 35.3%, due to a more favorable product mix. Gross profit from hardware decreased slightly, from 26.2% to 26.1%, due to a less favorable product mix.

      Consolidated selling, general and administrative expenses increased 14.7%, from $10,088,812 to $11,573,473, primarily as the result of an increase in marketing and compensation program expenditures. As a percentage of revenues, selling, general and administrative expenses decreased from 23.4% to 23.1%, due to the increase in revenues.

      Interest expense decreased 8.0%, from $754,069 to $693,660, due to a decrease in average loans outstanding.

      The effective tax rates for the years ended December 31, 1997 and 1996 were 45.6% and 38.7%, respectively. See Note 8 of the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

      The Company gauges its liquidity and financial stability by the measurements shown in the following table:

                                         DECEMBER 31,
                                ------------------------------
                                1998         1997         1996
                                ----         ----         ----
                          (amounts in thousands, except for ratios)

Working Capital               $15,994      $17,060      $15,682

Current Ratio                2.24 to 1    3.45 to 1    3.35 to 1

Shareholders' Equity          $24,450      $20,121      $19,382

      During 1998, accounts receivable increased by $694,918, caused by two factors. The acquisition of Green led to an increase in accounts receivable of approximately $3,200,000, which was substantially offset by a decrease of approximately $3,000,000 in accounts receivable at Florida Pneumatic. A majority of Florida Pneumatic's fourth quarter sales occurred in October. Because substantially all of Florida Pneumatic's accounts receivable are collected in approximately 60 days, accounts receivable were unusually low at December 31. The remainder of the increase was due to a very strong fourth quarter for Embassy. Also during 1998, inventories increased $3,638,995, due to the acquisition of Green, which increased inventories by over $1,100,000, a build-up at Florida Pneumatic related to two large promotional orders to be shipped in early 1999 and an increase at Franklin to support the addition of a new account. This increase in inventories was financed by an increase in short-term borrowings of $3,500,000.

      During 1997, accounts receivable increased by $1,889,009 as a result of a 37.3% increase in sales in the fourth quarter of 1997 as compared to 1996. Also during 1997, inventories increased $2,262,630, due primarily to the addition, in December, of a new line of air tools at Florida Pneumatic.

      In August 1997, the Company sold the 36,000 square foot building it owned in New Hyde Park, New York. This building was being leased to Triangle Sheet Metal Works, Inc. ("Triangle"), a former subsidiary of the Company. The sale of the building, with proceeds totalling approximately $1,766,000, resulted in a gain of $542,837, net of income taxes totalling $850,000. This gain is presented in the financial statements as income from discontinued operation.

      On July 27, 1998, the Company signed a new credit facility agreement with European American Bank. This agreement provides the Company with various credit facilities, including revolving credit loans, term loans for acquisitions and a foreign exchange line. The revolving credit loan facility provides a total of $12,000,000, with various sublimits, for direct borrowings, letters of credit, bankers' acceptances and equipment loans. At December 31, 1998, there were direct borrowings totalling $3,500,000 outstanding against this facility. There was also a commitment at December 31, 1998 of approximately $1,870,000 for open letters of credit.

      The term loan facility provides a commitment of $15,000,000 to finance acquisitions subject to the lending bank's approval. As noted below, $10,000,000 of this facility was used to help finance the acquisition of Green and there was $6,000,000 still outstanding against this facility at December 31, 1998. There was also a standby letter of credit totalling approximately $975,000 outstanding against this facility at December 31 1998. This standby letter of credit was used to secure the Economic Development Revenue Bond assumed as part of the acquisition of Green.

      The foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding at December 31, 1998 was approximately $470,000.

      The Company's credit agreement is subject to annual review by the lending bank. Under this agreement, the Company is required to adhere to certain financial covenants. At December 31, 1998, and for the year then ended, the Company satisfied all of these covenants.

      On September 16, 1998, the Company acquired certain assets and liabilities of Green Manufacturing, Inc. for $10,500,000 including the assumption of $1,095,000 of outstanding Economic Development Revenue Bonds issued by Wood County, Ohio. The acquisition was financed with $500,000 in working capital funds and a $10,000,000 7-year term loan from the Company's principal bank. This loan bears interest at LIBOR plus 175 basis points and is payable with interest only for up to one year at the Company's discretion. As of December 31, 1998, $4,000,000 of the note had been repaid. The Economic Development Revenue Bond was issued on November 16, 1994 and provides for annual retirement payments each November 1 over a 10-year period. The Bond bears interest at variable rates. The interest rate at December 31, 1998 was 4.2%.

      The Company, through Florida Pneumatic, imports a significant amount of its purchases from Japan, with payment due in Japanese yen. As a result, the Company is subject to the effects of foreign currency exchange fluctuations. The Company uses a variety of techniques to protect itself from any adverse effects from these fluctuations, including increasing its selling prices, obtaining price reductions from its overseas suppliers, using alternative supplier sources and entering into foreign currency forward contracts. The strengthening of the U.S. dollar versus the Japanese yen over the last two years has had a positive effect on the Company's results of operations and its financial position. Any future weakness of the dollar would, however, present a problem and there can be no certainty that the Company will be successful in its efforts to counter this problem.

      Capital spending was approximately $1,416,000, $652,000, and $278,000 in 1998, 1997, and 1996, respectively. The total amount was provided from working capital. Capital expenditures for 1999 are expected to be approximately $1,600,000, some of which may be financed through the Company's credit facilities. Included in the expected total for 1999 are capital expenditures relating to new products, expansion of existing product lines and replacement of old equipment.

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

      The Company continues to conduct an acquisition search. The funds for an acquisition will be provided by working capital and existing credit facilities, including the $15,000,000 credit facility earmarked for acquisitions referred to above.

      The Company believes that cash on hand, cash generated by future operations and cash available through its credit facilities will be sufficient to allow the Company to support its capital expenditure program and to meet its general working capital needs.

YEAR 2000

The Year 2000 (Y2K) issue is the result of computer programs being written for, or microprocessors using, two digits (rather than four) to define the applicable year. Company computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in system failures or miscalculations. The Company is currently working to mitigate the Y2K issue and has established processes for assessing the risks and associated costs.

The Company categorizes its Y2K efforts as follows: hardware, software, embedded processors, vendors and customers. Progress in assessing and remediating information technology systems (hardware and software) and non- information technology systems (embedded processors) continue to be tracked in phases including assessments, identification of non-compliant systems, remediation, testing and verification. Hardware, software and embedded processors have been assessed and remediation is in progress. The Company's Y2K project is progressing and a large portion of its internal remediation work was completed at year end 1998. The Company is using internal and external resources to remediate and test its systems.

The Company has initiated communications with significant vendors and customers to coordinate the Y2K issue, and is in the process of determining the Company's vulnerability if these companies fail to remediate their Y2K issues. There can be no guarantee that the systems of other companies will be timely remediated, or that other companies' failure to remediate Y2K issues would not have a material adverse effect on the Company. The Company continues to develop contingency plans to mitigate risks associated with the Y2K issue.

Costs incurred to date in addressing the Y2K issue have been expenses as incurred and are not material. Based on current information, the total cost to remediate and test the Company's systems is not expected to be material.

The Company presently believes that with remediation, Y2K risks can be mitigated. Although the Company is not currently aware of any material internal operational or financial Y2K related issues, the Company cannot provide assurances that the computer systems, products, services or other systems upon which the Company depends will be Y2K ready on schedule, that the costs of its Y2K program will not become material or that the Company's contingency plans will be adequate. The Company is currently unable to evaluate accurately the magnitude, if any, of the Y2K related issues arising from the Company's vendors and customers. If any such risks (either with respect to the Company or its vendors or customers) materialize, the Company could experience serious consequences to its business which could have material adverse effects on the Company's financial condition, results of operations and liquidity.

NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities". FAS 133 is effective for transactions entered into after January 1, 2000 and requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company is in the process of reviewing FAS 133 to determine what impact, if any, the adoption of FAS 133 will have on its results of operations and its financial position. Based on current market conditions, the Company does not believe that the impact will be material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risks, which include changes in U.S. and international exchange rates, the prices of certain commodities and currency rates as measured against the U.S. dollar and each other. It attempts to reduce the risks related to foreign currency fluctuation by utilizing financial instruments, pursuant to Company policy.

      The value of the U.S. dollar affects the Company's financial results. Changes in exchange rates may positively or negatively affect the Company's gross margins and operating expenses. The Company engages in hedging programs aimed at limiting, in part, the impact of currency fluctuations. Using primarily forward exchange contracts, the Company hedges some of those transactions that, when remeasured according to generally accepted accounting principles, impact the income statement. Factors that could impact the effectiveness of the Company's programs include volatility of the currency markets and availability of hedging instruments. All currency contracts that are entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation. The Company does not buy or sell financial instruments for trading purposes. Although the Company maintains these programs to reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a weakening exchange rate against currencies in which the Company incurs costs, the Company's costs are adversely affected. At year-end, the Company held open hedge forward contracts to deliver approximately $470,000 of Japanese Yen. The potential loss in value of the Company's net investment in foreign currency forward contracts resulting from a hypothetical 10 percent adverse change in foreign currency exchange rates at December 31, 1998 is approximately $52,000.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

                                                                            PAGE
                                                                            ----
Report of Independent Certified Public Accountants                            14

Consolidated Balance Sheets as of December 31, 1998
  and 1997                                                               15 - 16

Consolidated Statements of Income for each of
  the three years ended December 31, 1998, 1997
  and 1996                                                               17 - 18

Consolidated Statements of Shareholders' Equity for
  each of the three years ended December 31, 1998,
  1997 and 1996                                                               19

Consolidated Statements of Cash Flows for each of
  the three years ended December 31, 1998,
  1997 and 1996                                                          20 - 21

Notes to Consolidated Financial Statements                               22 - 41

Schedule II - Valuation and Qualifying Accounts
  for each of the three years ended December 31, 1998,
  1997 and 1996                                                               44

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
  and the Shareholders of
  P & F Industries, Inc.
Farmingdale, New York

We have audited the accompanying consolidated balance sheets of P & F Industries, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. We have also audited the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of P & F Industries, Inc. and subsidiaries at December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


/s/ BDO Seidman, LLP

BDO Seidman, LLP

New York, New York
March 12, 1999

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     =======================================

                                                        DECEMBER 31,
                                                ---------------------------
                  ASSETS                            1998           1997
                                                ------------   ------------
CURRENT:
  Cash                                          $  2,280,788   $  2,092,244
  Accounts receivable, less allowance
    for possible losses of $498,669
    and $421,014                                   8,542,204      7,924,941
  Inventories (Note 2)                            17,021,475     13,382,480
  Deferred income taxes (Note 8)                     507,000        365,000
  Prepaid expenses and other assets                  586,913        254,544
                                                ------------   ------------

         TOTAL CURRENT ASSETS                     28,938,380     24,019,209
                                                ------------   ------------

PROPERTY AND EQUIPMENT:
  Land                                             1,182,939        846,939
  Buildings and improvements                       5,773,608      4,304,779
  Machinery and equipment                          9,724,919      5,763,749
                                                ------------   ------------
                                                  16,681,466     10,915,467

  Less accumulated depreciation                    6,052,899      5,257,701
                                                ------------   ------------

         NET PROPERTY AND EQUIPMENT               10,628,567      5,657,766
                                                ------------   ------------

GOODWILL, net of accumulated
  amortization of $1,190,040
  and $1,025,722                                   8,274,918      2,788,045
                                                ------------   ------------

OTHER ASSETS                                         236,614        183,875
                                                ------------   ------------

                                                $ 48,078,479   $ 32,648,895
                                                ============   ============

            See accompanying notes to consolidated financial statements.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     =======================================

                                                        DECEMBER 31,
                                                ---------------------------
  LIABILITIES AND SHAREHOLDERS' EQUITY              1998           1997
                                                ------------   ------------
CURRENT LIABILITIES:

  Short-term borrowings                         $  3,500,000   $         --
  Accounts payable                                 4,844,403      4,040,125
  Accruals:
    Compensation                                   1,944,960      1,365,857
    Other                                          2,130,026      1,396,217
  Current maturities of long-term
    debt (Note 4)                                    524,974        157,140
                                                ------------   ------------
         TOTAL CURRENT LIABILITIES                12,944,363      6,959,339

LONG-TERM DEBT, less current
  maturities (Note 4)                             10,193,064      3,755,683

DEFERRED INCOME TAXES (Note 8)                       491,000        444,000

SUBORDINATED DEBENTURES (Note 5)                          --      1,369,200
                                                ------------   ------------
         TOTAL LIABILITIES                        23,628,427     12,528,222
                                                ------------   ------------

COMMITMENTS AND CONTINGENCIES
  (Notes 3 and 10)

SHAREHOLDERS' EQUITY (Notes 6 and 7):
  Preferred stock, $10 par, cumulative
    authorized - 2,000,000 shares                         --             --
  Common stock:
    Class A - $1 par
      authorized - 7,000,000 shares
      outstanding - 3,239,345 shares
        and 3,101,845 shares                       3,239,345      3,101,845
    Class B - $1 par
      authorized - 2,000,000 shares                       --             --
  Additional paid-in capital                       8,020,677      7,772,239
  Retained earnings                               13,190,030      9,246,589
                                                ------------   ------------
         TOTAL SHAREHOLDERS' EQUITY               24,450,052     20,120,673
                                                ------------   ------------

                                                $ 48,078,479   $ 32,648,895
                                                ============   ============

          See accompanying notes to consolidated financial statements.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                     =======================================

                                               YEAR ENDED DECEMBER 31,
                                     ----------------------------------------
                                         1998          1997          1996
                                     ------------  ------------  ------------
REVENUES (Note 11):
  Net sales                          $ 57,363,317  $ 49,605,480  $ 42,650,342
  Other                                   802,398       421,467       428,029
                                     ------------  ------------  ------------
                                       58,165,715    50,026,947    43,078,371
                                     ------------  ------------  ------------

COSTS AND EXPENSES:
  Cost of sales                        37,534,815    33,535,035    29,048,203
  Selling, administrative
    and general                        13,332,424    11,573,473    10,088,812
  Interest                                772,035       693,660       754,069
                                     ------------  ------------  ------------
                                       51,639,274    45,802,168    39,891,084
                                     ------------  ------------  ------------

INCOME BEFORE TAXES ON INCOME           6,526,441     4,224,779     3,187,287

TAXES ON INCOME (Note 8)                2,583,000     1,711,000     1,234,000
                                     ------------  ------------  ------------

INCOME FROM CONTINUING OPERATIONS       3,943,441     2,513,779     1,953,287

INCOME FROM DISCONTINUED
  OPERATION (NET OF INCOME
  TAXES OF $850,000) (Note 9(b))               --       542,837            --
                                     ------------  ------------  ------------

NET INCOME                           $  3,943,441  $  3,056,616  $  1,953,287
                                     ============  ============  ============

          See accompanying notes to consolidated financial statements.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (CONTINUED)
                     =======================================

                                             YEAR ENDED DECEMBER 31,
                                     ----------------------------------------
                                         1998          1997          1996
                                     ------------  ------------  ------------

NET INCOME                           $  3,943,441  $  3,056,616  $  1,953,287
                                     ============  ============  ============

PREFERRED DIVIDENDS                  $         --  $     21,858  $    263,345
                                     ============  ============  ============

INCOME AVAILABLE TO
  COMMON SHAREHOLDERS                $  3,943,441  $  3,034,758  $  1,689,942
                                     ============  ============  ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING:
    BASIC                               3,208,181     2,986,920     2,929,991
                                        =========     =========     =========

    DILUTED                             3,689,963     3,525,690     3,237,591
                                        =========     =========     =========

EARNINGS PER SHARE OF COMMON STOCK:
  BASIC:
    CONTINUING OPERATIONS                  $ 1.23        $  .83        $  .58

    DISCONTINUED OPERATION                     --           .18            --
                                           ------        ------        ------
    NET INCOME                             $ 1.23        $ 1.01        $  .58
                                           ======        ======        ======

  DILUTED:
    CONTINUING OPERATIONS                  $ 1.07        $  .71        $  .52

    DISCONTINUED OPERATION                     --           .15            --
                                           ------        ------        ------
    NET INCOME                             $ 1.07        $  .86        $  .52
                                           ======        ======        ======

          See accompanying notes to consolidated financial statements.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 ===============================================

                                       PREFERRED STOCK,         CLASS A COMMON
                                     $10 PAR - CUMULATIVE       STOCK - $1 PAR       ADDITIONAL
YEARS ENDED DECEMBER 31,             --------------------   ----------------------     PAID-IN       RETAINED
  1996, 1997 AND 1998                 SHARES     AMOUNT       SHARES      AMOUNT       CAPITAL       EARNINGS
------------------------             -------  -----------   ---------  -----------   -----------   -----------
BALANCE, January 1, 1996             263,345  $ 2,633,450   2,928,867  $ 2,928,867   $ 7,607,614   $ 4,521,889

  Net income for the year ended
    December 31, 1996                     --           --          --           --            --     1,953,287

  Dividends on preferred stock            --           --          --           --            --      (263,345)
                                     -------  -----------   ---------  -----------   -----------   -----------
BALANCE, December 31, 1996           263,345    2,633,450   2,928,867    2,928,867     7,607,614     6,211,831

  Net income for the year ended
    December 31, 1997                     --           --          --           --            --     3,056,616

  Redemption of preferred stock     (263,345)  (2,633,450)         --           --            --            --

  Exercise of stock options
    and warrants                          --           --     172,978      172,978        87,625            --

  Tax benefit from exercise
    of stock options                      --           --          --           --        77,000            --

  Dividends on preferred stock            --           --          --           --            --       (21,858)
                                     -------  -----------   ---------  -----------   -----------   -----------
BALANCE, December 31, 1997                --           --   3,101,845    3,101,845     7,772,239     9,246,589

  Net income for the year ended
    December 31, 1998                     --           --          --           --            --     3,943,441

  Exercise of stock options
    and warrants                          --           --     137,500      137,500        91,438            --

  Tax benefit from exercise
    of stock options                      --           --          --           --       157,000            --
                                     -------  -----------   ---------  -----------   -----------   -----------
BALANCE, December 31, 1998                --  $        --   3,239,345  $ 3,239,345   $ 8,020,677   $13,190,030
                                     =======  ===========   =========  ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     =======================================

                                                  YEAR ENDED DECEMBER 31,
                                         --------------------------------------
                                             1998          1997         1996
                                         -----------   -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $ 3,943,441   $ 3,056,616  $ 1,953,287
                                         -----------   -----------  -----------
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization          978,905       789,553      771,553
      Provision for losses on
        accounts receivable                   18,776        77,327       59,817
      Deferred income taxes                  (95,000)      465,000       37,000
      (Gain) on disposal of fixed
        assets of discontinued
        operation                                 --    (1,392 837)          --
      Loss (gain) on disposal
        of fixed assets                           --            --        3,446
  Decrease (increase):
    Accounts receivable                    1,948,907    (1,889,009)   2,990,170
    Inventories                           (2,020,088)   (2,262,630)   3,783,711
    Prepayments and other items             (231,668)       76,406       86,634
    Other assets                               2,450       (56,400)     (36,676)
  Increase (decrease):
    Accounts payable                          12,250     1,378,536     (837,585)
    Accruals                                 850,407       461,149     (140,839)
                                         -----------   -----------  -----------
        Total adjustments                  1,464,939    (2,352,905)   6,717,231
                                         -----------   -----------  -----------
          Net cash provided by
           operating activities            5,408,380       703,711    8,670,518
                                         -----------   -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                    (1,415,999)     (652,223)    (278,094)
  Purchase of assets of Green
    Manufacturing, Inc.                  (10,284,685)           --           --
  Payments for acquisition related
    expenses                                (448,163)           --           --
  Proceeds from sale of fixed assets
    of discontinued operation                     --     1,724,564           --
                                         -----------   -----------  -----------
          Net cash (used in)
           provided by investing
           activities                    (12,148,847)    1,072,341     (278,094)
                                         -----------   -----------  -----------

          See accompanying notes to consolidated financial statements.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                     =======================================

                                                 YEAR ENDED DECEMBER 31,
                                        ---------------------------------------
                                            1998          1997          1996
                                        -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings    16,253,023    19,088,495    12,661,696
  Repayments of short-term borrowings   (14,013,023)  (19,088,495)  (16,895,449)
  Proceeds from acquisition loan         10,000,000            --            --
  Proceeds from mortgage                         --            --     2,062,500
  Principal payments on long-term debt   (4,327,727)   (1,924,238)   (2,624,294)
  Redemption of subordinated debentures  (1,369,200)           --            --
  Proceeds from exercise of stock
    options and warrants                    228,938       260,603            --
  Tax benefit from exercise
    of stock options                        157,000        77,000            --
  Redemption of preferred stock                  --    (2,633,450)           --
  Dividends paid on preferred stock              --       (21,858)     (263,345)
                                        -----------   -----------   -----------
          Net cash (used in)
           provided by financing
           activities                     6,929,011    (4,241,943)   (5,058,892)
                                        -----------   -----------   -----------

NET INCREASE (DECREASE) IN CASH             188,544    (2,465,891)    3,333,532

CASH AT BEGINNING OF YEAR                 2,092,244     4,558,135     1,224,603
                                        -----------   -----------   -----------

CASH AT END OF YEAR                     $ 2,280,788   $ 2,092,244   $ 4,558,135
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

      P & F Industries, Inc. (the "Company") conducts its business operations through three wholly-owned subsidiaries. Embassy Industries, Inc. ("Embassy") is engaged in the manufacture and sale of baseboard heating products and the importation and sale of radiant heating systems. Embassy also imports a line of door and window hardware items through its Franklin Hardware division ("Franklin"). Florida Pneumatic Manufacturing Corporation ("Florida Pneumatic") is engaged in the importation, manufacture and sale of pneumatic hand tools, primarily for the industrial and retail markets, and the importation and sale of compressor air filters. Florida Pneumatic also markets, through its Berkley Tool division ("Berkley"), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely used brand of pipe cutting and threading machines. Green Manufacturing, Inc. ("Green") is engaged primarily in the manufacture, development and sale of heavy-duty welded custom designed hydraulic cylinders. Green also manufactures a line of access equipment for the petro-chemical industry and a line of post hole digging equipment for the agricultural industry. Note 11 of the Notes to Consolidated Financial Statements presents financial information for the segments of the Company's business.

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

REVENUE RECOGNITION

      The Company records revenues when products are shipped.

FINANCIAL INSTRUMENTS

      The carrying amounts of financial instruments, including cash and short-term debt, approximated fair value as of December 31, 1998 and 1997, because of the relatively short-term maturity of these instruments. The carrying value of long-term debt, including the current portion, approximated fair value as of December 31, 1998 and 1997, based upon quoted market prices for the same or similar debt issues.

      At December 31, 1998, the Company had foreign currency forward contracts, maturing in 1999, to purchase approximately $470,000 in Japanese yen at contracted forward rates.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ==========================================

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

FINANCIAL INSTRUMENTS (continued)

      The Company enters into foreign currency forward contracts as a hedge against foreign accounts payable. At December 31, 1998, gains and losses on such contracts were included in the measurement of the related foreign currency transactions and reflected in the cost of sales. The Company does not hold or issue financial instruments for trading purposes.

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

GOODWILL

      The excess of the purchase price over fair value of net assets of acquired businesses arises from business combinations accounted for as purchases and is amortized on a straight-line basis over periods from 25 to 40 years.

      The Company's operational policy for the assessment and measurement of any impairment in the value of excess of cost over net assets acquired which is other than temporary is to evaluate the recoverability and remaining life of its goodwill and determine whether the goodwill should be completely or partially written off or the amortization period accelerated. The Company will recognize an impairment of goodwill if the fair value of the goodwill is deemed to be less than its carrying value. If the Company determines that goodwill has been impaired, the Company will reflect the impairment through a reduction in the carrying value of goodwill, in an amount equal to the excess of the carrying amount of the goodwill over the amount of the undiscounted estimated operating cash flows.

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

EARNINGS PER SHARE

      Basic earnings per share is based only on the average number of common shares outstanding for the period. Diluted earnings per share reflects, in periods for which they have a dilutive effect, the effect of common shares issuable upon the exercise of options, warrants and convertible securities. Earnings per share amounts for all periods have been presented.

      Diluted earnings per share is computed using the treasury stock method. Under this method, the aggregate number of shares outstanding reflects the assumed use of proceeds from the hypothetical exercise of any outstanding options or warrants to repurchase shares of common stock. The average market value for the period is used to calculate the repurchase price.

STOCK-BASED COMPENSATION

      The Company accounts for its stock option awards under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issue to Employees". Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied is required by Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation."

                       P & F INDUSTRIES, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)
                      =========================================

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

SEGMENT DATA

      During 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("FAS 131"), "Disclosures about Segments of an Enterprise and Related Information". FAS 131 establishes standards for the reporting of certain information about operating segments by public companies, in both annual and interim financial statements. FAS 131 supersedes FAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of FAS 131 did not affect the Company's results of operations or its financial position, nor did it materially change the Company's segment disclosures (see Note 10).

NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities". FAS 133 is effective for transactions entered into after January 1, 2000 and requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company is in the process of reviewing FAS 133 to determine what impact, if any, the adoption of FAS 133 will have on its results of operations and its financial position. Based on current market conditions, the Company does not believe that the impact will be material.

RECLASSIFICATIONS

      Certain prior year amounts have been reclassified to conform with the current year's presentation.

NOTE 2 - INVENTORIES

      Inventories consist of:
                                                        DECEMBER 31,
                                                ---------------------------
                                                    1998           1997
                                                ------------   ------------
         Raw materials                          $  3,444,804   $  3,538,751
         Work-in-process                             435,453        211,368
         Finished goods                           13,141,218      9,632,361
                                                ------------   ------------
                                                $ 17,021,475   $ 13,382,480
                                                ============   ============

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                    =========================================

NOTE 3 - SHORT-TERM BORROWINGS

      The Company's credit agreement includes a revolving credit loan facility which provides a total of $12,000,000, with various sublimits, for direct borrowings, letters of credit, bankers' acceptances and equipment loans. At December 31, 1998, there were direct borrowings totalling $3,500,000 outstanding against this facility. There was also a commitment at December 31, 1998 of approximately $1,870,000 for open letters of credit.

      The Company's credit agreement also includes a foreign exchange line, which provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding at December 31, 1998 was approximately $470,000.

      Direct borrowings under the Company's revolving credit loan facility are secured by the accounts receivable, inventory and equipment of the Company and are cross-guaranteed by the parent company and each of the subsidiaries. These borrowings bear interest at either the prime rate or LIBOR plus 160 basis points. The prime interest rate at December 31, 1998 was 7.75%. The 30 day LIBOR rate at December 31, 1998 was approximately 5.1%.

      The Company's credit agreement is subject to annual review by the lending bank. Under this agreement, the Company is required to adhere to certain financial covenants. At December 31, 1998, and for the year then ended, the Company satisfied all of these covenants.

NOTE 4 - SUBORDINATED DEBENTURES

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

      Interest expense on the Subordinated Debentures was $15,486, $188,265 and $188,265 for the years ended December 31, 1998, 1997 and 1996, respectively.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ==========================================

NOTE 5 - LONG-TERM DEBT

     Long-term debt consists of:
                                                         DECEMBER 31,
                                                  -------------------------
                                                      1998          1997
                                                  -----------   -----------
 Term loan - principal amount outstanding
   at October 1, 1999 to be paid in equal
   monthly installments (plus interest at
   LIBOR plus 175 basis points) from
   October 1999 through November 2004. (a)        $ 6,000,000   $        --

 Mortgage loan - $17,438 payable monthly
   (plus interest at 8.16%) through May 2006,
   when a payment of the entire balance of
   unpaid principal and interest is due. (b)        1,938,054     1,987,793

 Mortgage loan - $9,095 payable monthly
   (plus interest at 1/2% above prime)
   through February 1999, when a final
   payment of approximately $1,798,000
   is due. (b)(c)(d)                                1,824,984     1,925,030

 Wood County, Ohio Variable Rate Economic
   Development Revenue Bond - payable
   yearly in various principal amounts
   (plus interest at variable rates)
   through November 2004 (e)                          955,000            --
                                                  -----------   -----------
                                                   10,718,038     3,912,823
 Less current maturities                              524,974       157,140
                                                  -----------   -----------
                                                  $10,193,064   $ 3,755,683
                                                  ===========   ===========
----------

(a)   The 30 day LIBOR rate at December 31, 1998 was approximately 5.1%.
(b) These mortgages payable relate to the land and buildings of the Company's subsidiaries. Property with a net book value of approximately $3,551,000 is pledged as collateral.
(c)   The prime interest rate at December 31, 1998 was 7.75%.
(d)   This mortgage was refinanced in March 1999.
(e)   This bond was secured by a standby letter of credit.

      The aggregate amounts of the long-term debt scheduled to mature in each of the years ended December 31 are as follows: 1999 - $524,974; 2000 - $1,280,829; 2001 - $1,296,069; 2002 - $1,312,113; 2003 - $1,329,027; 2004 and thereafter -
$4,975,026. Interest expense on long-term debt was $341,366, $478,229 and $565,830 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

      Statement No. 123 of the Financial Accounting Standards Board, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value method prescribed by Statement No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted in 1998 and 1997, respectively: no dividends paid for either year; expected volatility of 35.2% and 34.5%; risk- free interest rates of 5.5% and 6.6%; and expected lives of 9.7 years and 4.0 years. There were no options granted in 1996.

      The weighted-average fair values of options for which the exercise price equaled the market price on the grant date were $4.53 in 1998 and $2.83 in 1997. The weighted-average fair values of options for which the exercise price exceeded the market price on the grant date were $2.89 in 1998 and $1.98 in 1997.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ==========================================

NOTE 7 - STOCK OPTIONS AND WARRANTS (continued)

      Under the provisions of Statement No. 123, the Company's income from continuing operations available to common shareholders and its basic and diluted earnings per share would have decreased to the pro forma amounts indicated below:

                                                   YEAR ENDED DECEMBER 31,
                                            ------------------------------------
                                               1998         1997         1996
                                            ----------   ----------   ----------
      Income from continuing operations
        available to common shareholders:
          As reported                       $3,943,441   $2,491,921   $1,689,942
          Pro forma                         $3,485,588   $2,296,814   $1,689,942

      Basic earnings per share:
          As reported                            $1.23         $.83         $.58
          Pro forma                              $1.09         $.77         $.58

      Diluted earnings per share:
          As reported                            $1.07         $.71         $.52
          Pro forma                              $ .94         $.65         $.52

      The following table contains information on stock options for the three years ended December 31, 1998:
                                                       EXERCISE     WEIGHTED
                                                         PRICE       AVERAGE
                                          OPTION         RANGE      EXERCISE
                                          SHARES       PER SHARE      PRICE
                                       -------------------------------------
                                                           $            $
      Outstanding, January 1, 1996       748,700     1.44 to 2.61     1.85
      Granted                                 --          --           --
      Cancelled                               --          --           --
      Exercised                               --          --           --
      Expired                             (7,500)    1.84 to 1.94     1.92
                                         -------

      Outstanding, December 31, 1996     741,200     1.44 to 2.61     1.85
      Granted                            147,800     3.75 to 5.71     5.33
      Cancelled                               --          --           --
      Exercised                         (103,000)    1.50 to 1.88     1.51
      Expired                                 --          --           --
                                         -------

      Outstanding, December 31, 1997     786,000     1.44 to 5.71     2.55
      Granted                            171,500     7.88 to 8.66     7.93
      Cancelled                               --          --           --
      Exercised                         (137 500)    1.50 to 1.94     1.67
      Expired                                 --          --           --
                                         -------

      Outstanding, December 31, 1998     820,000     1.44 to 8.66     3.82
                                         =======

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ==========================================

NOTE 7 - STOCK OPTIONS AND WARRANTS (continued)

      The following table summarizes information about stock options outstanding and exercisable at December 31, 1998:

                                 WEIGHTED
                                  AVERAGE      WEIGHTED                 WEIGHTED
                                 REMAINING      AVERAGE                  AVERAGE
   RANGE OF                     CONTRACTUAL    EXERCISE                 EXERCISE
EXERCISE PRICES   OUTSTANDING   LIFE (YEARS)     PRICE    EXERCISABLE     PRICE
---------------   -----------   ------------   --------   -----------   --------
     $1.99          250,000          .5          $1.99      250,000       $1.99

$1.50 to $2.61      184,700         1.4          $2.00      184,700       $2.00

     $5.71           70,000         3.6          $5.71           --          --

     $8.66           11,500         4.2          $8.66           --          --

     $1.44           15,000         4.6          $1.44       15,000       $1.44

     $1.94           51,000         6.0          $1.94       51,000       $1.94

$3.75 to $5.25       77,800         8.2          $5.00       77,800       $5.00

     $7.88          160,000         9.2          $7.88      160,000       $7.88
                    -------                                 -------
$1.44 to $7.88      820,000         3.9          $3.82      738,500       $3.57
                    =======                                 =======

      There were options available for issuance under the Plan as of December 31 of each year as follows: 1996 - 696,500; 1997 - 548,700 and 1998 - 377,200. Of
the 820,000 options outstanding at December 31, 1998, 685,300 options were issued under the current plan and 134,700 options were issued under a previous plan.

      At December 31, 1996, the Company had warrants outstanding for the purchase of 70,000 shares of Class A common stock. These warrants were exercised on December 29, 1997 at the exercise price of $1.50 per warrant.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ==========================================

NOTE 8 - TAXES ON INCOME

      Provisions for taxes on income in the consolidated statements of income consist of:

                                                YEAR ENDED DECEMBER 31,
                                          ----------------------------------
                                             1998        1997        1996
                                          ----------  ----------  ----------
     Continuing operations:
       Current:
         Federal                          $2,476,000  $1,520,000  $1,089,000
         State and local                     202,000     112,000     108,000
                                          ----------  ----------  ----------
           Total current                   2,678,000   1,632,000   1,197,000
                                          ----------  ----------  ----------
       Deferred:
         Federal                             (90,000)     38,000      41,000
         State and local                      (5,000)     41,000      (4,000)
                                          ----------  ----------  ----------
           Total deferred                    (95,000)     79,000      37,000
                                          ----------  ----------  ----------
       Taxes on income from
         continuing operations             2,583,000   1,711,000   1,234,000
                                          ----------  ----------  ----------

     Discontinued operation:
       Current:
         Federal                                  --     464,000          --
         State and local                          --          --          --
                                          ----------  ----------  ----------
           Total current                          --     464,000          --
                                          ----------  ----------  ----------
       Deferred:
         Federal                                  --     117,000          --
         State and local                          --     269,000          --
                                          ----------  ----------  ----------
           Total deferred                         --     386,000          --
                                          ----------  ----------  ----------
       Taxes on income from
         discontinued operation                   --     850,000          --
                                          ----------  ----------  ----------

       Total taxes on income              $2,583,000  $2,561,000  $1,234,000
                                          ==========  ==========  ==========

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ==========================================

NOTE 8 - TAXES ON INCOME (continued)

      Deferred tax assets (liabilities) consist of:

                                                          DECEMBER 31,
                                                    ------------------------
                                                       1998          1997
                                                    ----------    ----------
       Current deferred tax assets:
         Bad debt reserves                          $  131,000    $  160,000
         Warranty and other reserves                   376 000       205,000
                                                    ----------    ----------
                                                    $  507,000    $  365,000
                                                    ==========    ==========

       Non-current deferred tax liabilities:
           Depreciation                             $  474,000    $  444,000
           Goodwill                                     17,000            --
                                                    ----------    ----------
                                                    $  491,000    $  444,000
                                                    ==========    ==========

      No valuation allowance has been established against the deferred tax assets because management believes that all of the deferred tax assets will be realized.

      A reconciliation of the Federal statutory rate to the total effective tax rate applicable to income before taxes on income is as follows:

                                           YEAR ENDED DECEMBER 31,
                            -------------------------------------------------
                                  1998              1997              1996
                            ---------------   ---------------   ---------------
                                $       %         $       %         $       %
                            ---------  ----   ---------  ----   ---------  ----
Federal income
 taxes computed at
 statutory rates            2,219,000  34.0   1,910,000  34.0   1,084,000  34.0

Increase in taxes
 resulting from:
  State and local taxes,
   net of Federal tax
   benefit                    128,000   2.0     384,000   6.9      69,000   2.2

  Expenses not deductible
    for tax purposes           97,000   1.5     100,000   1.7      82,000   2.5

  Other                       139,000   2.1     167,000   3.0      (1,000)  0.0
                            ---------  ----   ---------  ----   ---------  ----

Taxes on income             2,583,000  39.6   2,561,000  45.6   1,234,000  38.7
                            =========  ====   =========  ====   =========  ====

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ==========================================

NOTE 9 - ACQUISITION AND DISCONTINUED OPERATION

(a) Acquisition

      On September 16, 1998, the Company acquired certain assets, including cash totalling $215,315, and assumed certain liabilities of Green Manufacturing, Inc., a manufacturer of custom-engineered hydraulic cylinders, prefabricated stairways and platforms and tractor-mounted post hole diggers. The purchase price for the acquisition was $10,500,000 in cash, $10,000,000 of which was provided by an acquisition loan made pursuant to a Credit Agreement, dated as of July 23, 1998, as amended, between the Company and its bank. The balance of $500,000 was provided by working capital funds. The purchase price of $10,500,000 includes $50,000 in consideration of a covenant not to compete.

      As part of the acquisition, the Company assumed $1,095,000 of outstanding Economic Development Revenue Bonds issued by Wood County, Ohio and $1,260,000 in short-term borrowings from a bank.

      The acquisition has been accounted for using the purchase method of accounting and, accordingly, the accompanying consolidated financial statements include the results of operations of the acquired company only from the date of acquisition. The excess of acquisition costs over the fair value of net assets acquired is included in the accompanying balance sheets as "Goodwill". Also included in "Goodwill" are costs totalling $448,163 incurred in connection with this acquisition.

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

                                                YEAR ENDED DECEMBER 31,
                                               -------------------------
                                                   1998          1997
                                               -----------   -----------
   Revenues                                    $72,082,186   $68,246,335
                                               ===========   ===========

   Net income from continuing operations
     available to common shareholders          $ 4,013,224   $ 2,576,074
                                               ===========   ===========

   Earnings per share of common stock
     from continuing operations:
       Basic                                         $1.25         $ .86
                                                     =====         =====

       Diluted                                       $1.08         $ .73
                                                     =====         =====

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ==========================================

NOTE 9 - ACQUISITION AND DISCONTINUED OPERATION (continued)

(b) Discontinued operation

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

      (a) The Company and its subsidiaries lease equipment under operating leases through 2000 for approximate minimum annual rentals as follows: 1999 - $67,000; 2000 - $23,000 and 2001 - $12,000.

      Rental expense for the years ended December 31, 1998, 1997 and 1996 was approximately $91,000, $71,000 and $68,000, respectively.

      (b) The Company and two of its subsidiaries have adopted a defined contribution pension plan, which covers substantially all non-union employees. Contributions to this plan were determined as a percentage of compensation. The amounts recognized as pension expense for this plan were approximately $278,000, $258,000 and $218,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

      In conjunction with the acquisition of Green, the Company acquired a defined benefit 401(k) plan, which covers all of Green's employees. Employer contributions to this plan were determined as a percentage of employee contributions. The amount recognized as expense for this plan was approximately $26,000 for the period from the date of the acquisition to December 31, 1998.

      One of the Company's subsidiaries also participates in a multi-employer pension plan. This plan provides defined benefits to all union workers. Contributions to this plan are determined by union contracts and the Company does not administer or control the funds in any way. The amounts recognized as pension expense for this plan were approximately $29,000, $29,000 and $28,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

      (c) The Company has an employment agreement with an officer. This agreement currently provides for a minimum annual aggregate salary of $550,000 through February 2004. This agreement stipulates that if a change in control of the Company occurs and, as a result, the officer is terminated or is unable to exercise his functions and duties and therefore resigns, he shall have the option to receive either full compensation for the remaining term of the agreement or a severance allowance equal to three times average annual compensation for the five previous years.

      (d) Florida Pneumatic purchases significant amounts of pneumatic tools from two foreign suppliers. Other sources are available. However, the loss of either supplier could cause a temporary disruption in the flow of products, possibly creating an adverse effect on operating results.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ==========================================

NOTE 11 - SEGMENTS OF BUSINESS

      The following presents financial information by segment for the years ended December 31, 1998, 1997 and 1996. Operating income excludes general corporate expenses, interest expense and income taxes. Identifiable assets are those assets directly owned or utilized by the particular business segment.

                                            PNEUMATIC
  (000 OMITTED)                             TOOLS AND
                         CON-     HEATING    RELATED   HYDRAULIC
     1998             SOLIDATED  EQUIPMENT  EQUIPMENT  CYLINDERS   OTHER
     ----             ---------  ---------  ---------  ---------  -------
Revenues              $  58,166  $   9,424  $  37,806  $   6,585  $ 4,351
                      =========  =========  =========  =========  =======

Operating income       $  9,770  $     471  $   8,410  $     417  $   472
General corporate                =========  =========  =========  =======
  expense                (2,472)
Interest expense           (772)
                       --------
Income before taxes
  on income            $  6,526
                       ========

Identifiable assets at
  December 31, 1998    $ 44,342    $   5,013  $  22,672  $  14,225  $ 2,432
Corporate assets          3,736    =========  =========  =========  =======
                       --------
Total assets at
  December 31, 1998    $ 48,078
                       ========

Depreciation
  (including $7
    corporate)         $    795    $     238  $     419  $     111  $    20
                       ========    =========  =========  =========  =======

Capital expenditures
  (including $29
     corporate)        $  1,416    $     607  $     383  $     397  $    --
                       ========    =========  =========  =========  =======

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ==========================================

NOTE 11 - SEGMENTS OF BUSINESS (continued)

                                                    PNEUMATIC
  (000 OMITTED)                                     TOOLS AND
                                 CON-     HEATING    RELATED
     1997                     SOLIDATED  EQUIPMENT  EQUIPMENT   OTHER
     ----                     ---------  ---------  ---------  -------
Revenues                       $ 50,027    $ 8,343   $ 37,486  $ 4,198
                               ========    =======   ========  =======

Operating income               $  7,337    $   420   $  6,488  $   429
General corporate                          =======   ========  =======
  expense                        (2,418)
Interest expense                   (694)
                               --------
Income before taxes
  on income                    $  4,225
                               ========

Identifiable assets at
  December 31, 1997            $ 29,833    $ 5,115   $ 22,629  $ 2,089
Corporate assets                  2,816    =======   ========  =======
                               --------
Total assets at
  December 31, 1997            $ 32,649
                               ========

Depreciation
  (including $9 corporate)     $    647    $   231   $    387  $    20
                               ========    =======   ========  =======

Capital expenditures
  (including $2 corporate)     $    652    $   164   $    486  $    --
                               ========    =======   ========  =======

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ==========================================

NOTE 11 - SEGMENTS OF BUSINESS (continued)

                                                    PNEUMATIC
  (000 OMITTED)                                     TOOLS AND
                                 CON-     HEATING    RELATED
     1996                     SOLIDATED  EQUIPMENT  EQUIPMENT   OTHER
     ----                     ---------  ---------  ---------  -------
Revenues                       $ 43,078    $ 8,171   $ 30,836  $ 4,071
                               ========    =======   ========  =======

Operating income               $  5,960    $   339   $  5,208  $   413
General corporate                          =======   ========  =======
  expense                        (2,019)
Interest expense                   (754)
                               --------
Income before taxes
  on income                    $  3,187
                               ========

Identifiable assets at
  December 31, 1996            $ 25,943    $ 4,640   $ 19,695  $ 1,608
Corporate assets                  5,389    =======   ========  =======
                               --------
Total assets at
  December 31, 1996            $ 31,332
                               ========

Depreciation
  (including $13 corporate)    $    599    $   220   $    346  $    20
                               ========    =======   ========  =======

Capital expenditures
  (including $5 corporate)     $    278    $   208   $     65  $    --
                               ========    =======   ========  =======

      The baseboard heating manufacturing segment, which sells to plumbing supply houses primarily in the northern tier of the United States, is directly affected by the housing industry. The pneumatic tool manufacturing and the hydraulic cylinder segments sell primarily throughout the United States.

      The pneumatic tool manufacturing segment has two major customers who accounted for 35.7%, 45.4% and 37.8% and 10.1%, 9.1% and 10.6%, respectively, of consolidated revenues for the years ended December 31, 1998, 1997 and 1996, respectively. Two customers of the pneumatic tool segment accounted for 25.5% and 66.1% of consolidated accounts receivable as of December 31, 1998 and 1997, respectively.

      There were no other major customers requiring disclosure.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ==========================================

NOTE 12 - UNAUDITED INTERIM CONSOLIDATED FINANCIAL INFORMATION

      Unaudited interim consolidated financial information for the two years ended December 31, 1998 and 1997 is summarized as follows:

                                            QUARTER  ENDED
                         ----------------------------------------------------
                          MARCH 31,    JUNE 30,   SEPTEMBER 30,  DECEMBER 31,
                         ----------   ----------  -------------  ------------
  1998                        $            $              $             $
  ----
Revenues                 12,541,124   11,997,372     14,118,689    19,508,530
                         ==========   ==========     ==========    ==========

Gross profit              4,681,236    4,830,800      5,361,648     5,757,216
                          =========    =========      =========     =========

Income available to
  common shareholders       780,869      950,009      1,220,719       991,844
                            =======      =======      =========       =======

Earnings per share
  of common stock
    Basic                       .25          .29            .38           .31
                                ===          ===            ===           ===

    Diluted                     .22          .25            .33           .27
                                ===          ===            ===           ===

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ==========================================

NOTE 12 - UNAUDITED INTERIM CONSOLIDATED FINANCIAL INFORMATION (continued)

                                            QUARTER  ENDED
                          ---------------------------------------------------
                          MARCH 31,    JUNE 30,   SEPTEMBER 30,  DECEMBER 31,
                          ---------   ----------  -------------  ------------
  1997                        $            $              $             $
  ----
Revenues                  9,217,808   10,643,323     14,981,455    15,184,361
                          =========   ==========     ==========    ==========

Gross profit              3,279,167    3,770,427      4,754,418     4,687,900
                          =========    =========      =========     =========

Income available to
 common shareholders:
  Continuing operations     339,616      487,038        871,556       793,711
  Discontinued operation         --           --        542,837            --
                            -------      -------      ---------       -------
  Total                     339,616      487,038      1,414,393       793,711
                            =======      =======      =========       =======

Earnings per share
 of common stock (a):
  Basic
   Continuing operations        .12          .16            .29           .26
   Discontinued operation        --           --            .18            --
                                ---          ---            ---           ---
   Total                        .12          .16            .47           .26
                                ===          ===            ===           ===

  Diluted
   Continuing operations        .10          .14            .25           .22
   Discontinued operation        --           --            .15            --
                                ---          ---            ---           ---
   Total                        .10          .14            .40           .22
                                ===          ===            ===           ===
----------
(a) After giving effect to dividends paid on preferred stock, as described in the Summary of Accounting Policies.

                          P & F INDUSTRIES, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        (CONTINUED)
                        ==========================================

NOTE 13 - EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per common share from continuing operations:

                                                 YEAR ENDED DECEMBER 31,
                                          ------------------------------------
                                             1998         1997         1996
                                             ----         ----         ----
Numerator:
  Net income from continuing operations   $3,943,441   $2,513,779   $1,953,287

  Dividends on preferred stock                    --      (21,858)    (263,345)
                                          ----------   ----------   ----------
  Numerator for basic and diluted
    earnings per common share - income
    from continuing operations available
    to common shareholders                $3,943,441   $2,491,921   $1,689,942
                                          ==========   ==========   ==========

Denominator:
  Denominator for basic earnings
    per share - weighted average
    common shares outstanding              3,208,181    2,986,920    2,929,991

  Effect of dilutive securities:
    Common stock options                     481,782      538,770      307,600
                                           ---------    ---------    ---------

  Denominator for diluted earnings
    per share - adjusted weighted
    average common shares and
    assumed conversions                    3,689,963    3,525,690    3,237,591
                                           =========    =========    =========

Basic earnings per common share
  from continuing operations                  $ 1.23        $ .83        $ .58
                                              ======        =====        =====

Diluted earnings per common share
  from continuing operations                  $ 1.07        $ .71        $ .52
                                              ======        =====        =====

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ==========================================

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION

      Cash paid during the year for:

                                            YEAR ENDED DECEMBER 31,
                                    -------------------------------------
                                        1998         1997         1996
                                    -----------  -----------  -----------
        Interest                    $   673,814  $   818,552  $ 1,029,075
                                    ===========  ===========  ===========

        Income taxes                $ 2,539,601  $ 2,113,329  $ 1,242,199
                                    ===========  ===========  ===========

        Accruals included in
          gain on sale of fixed
          assets of discontinued
          operation                 $        --  $   218,894  $        --
                                    ===========  ===========  ===========

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

      (2) The following consolidated financial statement schedule for the three years ended December 31, 1998, 1997 and 1996 is filed as part of this report:

        Schedule II - Valuation and Qualifying Accounts                       44

      All other schedules are omitted because they are not required, are not applicable, or the required information is otherwise shown in the financial statements or notes thereto.

(b)   The following exhibits are filed as part of this report:

        Exhibit 23 - Consent of BDO Seidman, LLP                              46

        Exhibit 27 - Financial Data Schedules (submitted to the
        Securities and Exchange Commission in electronic format)              --

(c)   Reports on Form 8-K.

      A report on Form 8-K/A was filed by the Registrant regarding the acquisition of Green Manufacturing, Inc. The date of the report was December 20, 1998. The date of the related Form 8-K was September 30, 1998.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                     =======================================

           COLUMN A                 COLUMN B            COLUMN C            COLUMN D        COLUMN E
           --------                ----------   -----------------------   -----------      ----------
                                                       ADDITIONS
                                                -----------------------
                                                  CHARGED
                                   BALANCE AT    TO COSTS     CHARGED                        BALANCE
                                   BEGINNING        AND       TO OTHER                        AT END
         DESCRIPTION               OF PERIOD     EXPENSES     ACCOUNTS     DEDUCTIONS       OF PERIOD
         -----------               ----------   ----------   ----------    ----------      ----------
Year ended December 31, 1998:
  Allowance for possible losses    $  421,014   $   18,776   $  177,517(a) $  118,638(b)   $  498,669
                                   ==========   ==========   ==========    ==========      ==========

Year ended December 31, 1997:
  Allowance for possible losses    $  370,410   $   77,327   $       --    $   26,723(b)   $  421,014
                                   ==========   ==========   ==========    ==========      ==========

Year ended December 31, 1996:
  Allowance for possible losses    $  350,684   $   59,817  $        --    $   40,091(b)   $  370,410
                                   ==========   ==========   ==========    ==========      ==========

----------
(a) Amount received as part of purchase of net assets of Green Manufacturing, Inc. (b) Write-off of expenses against reserve.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             P & F INDUSTRIES, INC.
                                  (Registrant)


By: /s/ RICHARD A. HOROWITZ             By: /S/ JOSEPH A. MOLINO, JR.
    ------------------------------          ------------------------------
        Richard A. Horowitz                     Joseph A. Molino, Jr.
       Chairman of the Board                        Vice President
             President                         Principal Financial and
    Principal Executive Officer                   Accounting Officer
    Principal Operating Officer

Date: March 25, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ ROBERT L. DUBOFSKY                /S/ ALAN GOLDBERG
--------------------------------      --------------------------------
Robert L. Dubofsky, Director          Alan Goldberg, Director


/s/ RICHARD A. HOROWITZ               /S/ SIDNEY HOROWITZ
--------------------------------      --------------------------------
Richard A. Horowitz, Director         Sidney Horowitz, Director


/s/ ARTHUR HUG, JR.                   /S/ DENNIS KALICK
--------------------------------      --------------------------------
Arthur Hug, Jr., Director             Dennis Kalick, Director


/s/ EARLE K. MOORE                    /S/ NEIL NOVIKOFF
--------------------------------      --------------------------------
Earle K. Moore, Director              Neil Novikoff, Director


/s/ MARC A. UTAY
--------------------------------
Marc A. Utay, Director

Date: March 25, 1999