Form 10-K/A
period 1998-12-31
P&F INDUSTRIES INC
filed 1999-04-09
CIK 75340

===============================================================================
                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended December 31, 1998

                         Commission file number 1-5332

                             P&F INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

           Delaware                                       22-1657413
 (State or other jurisdiction                          (I.R.S. Employer
       of incorporation)                              Identification No.)

            300 Smith Street
          Farmingdale, New York                               11735
(Address of principal executive offices)                    (Zip Code)

      Registrant's telephone number, including area code: (516) 694-1800

         Securities registered pursuant to Section 12 (b) of the Act:

                                                   Name of each exchange
 Title of each class                                on which registered
---------------------                              ---------------------
        NONE                                                NONE

         Securities registered pursuant to Section 12 (g) of the Act:

                     CLASS A COMMON STOCK, $1.00 PAR VALUE
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of voting stock held by non-affiliates of the Registrant, based on the last sale price on March 25, 1999, was approximately $20,413,283.

                      Documents Incorporated By Reference

Part III incorporates by reference information from the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders.

===============================================================================

P&F Industries, Inc. (the "Registrant") hereby amends, in accordance with Rule 12b-15 of the Securities Exchange Act of 1934, its Annual Report on Form 10-K for the year ended December 31, 1998, in order to revise Item 14, add an exhibit list and file certain exhibits pursuant to Item 14.


                                    Part IV


Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

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

         (3) Exhibits: See index immediately following the signature page.

    (b)  Reports on Form 8-K

         A report on Form 8-K/A was filed by the Registrant on December 18, 1998 regarding the acquisition of Green Manufacturing, Inc. The date of the related Form 8-K was September 16, 1998.

                                   SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  P & F INDUSTRIES, INC.
                                  (Registrant)

                                   By: /s/ RICHARD A. HOROWITZ
                                       -----------------------
                                   Richard A. Horowitz
                                   Chairman of the Board
                                   President
                                   Principal Executive Officer
                                   Principal Operating Officer

                                 EXHIBIT INDEX
Exhibit
No.
-------

2.1 Asset Purchase Agreement, dated as of September 16, 1998, by and between Green Manufacturing, Inc., an Ohio corporation, and the Registrant (Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated September 16, 1998). Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish supplementally a copy of any exhibit or schedule omitted from the Asset Purchase Agreement to the Commission upon request.

3.1 Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3A to the Registrant's Registration Statement on Form S-8 (File No. 33-31186) filed on September 20, 1989).

3.2      By-laws of the Registrant.

4.1 Rights Agreement, dated as of August 23, 1994, between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 1 of the Registrant's Registration Statement on Form 8-A dated August 24, 1994).

4.2 Amendment to Rights Agreement, dated as of April 11, 1997, between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K dated April 11, 1997).

4.3 Credit Agreement, dated as of July 23, 1998, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, a Florida corporation, Embassy Industries, Inc., a New York corporation, and European American Bank, a New York banking corporation.

4.4 Amendment No. 1 to Credit Agreement, dated as of September 16, 1998, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, a Florida corporation, Embassy Industries, Inc., a New York corporation, Green Manufacturing, Inc., a Delaware corporation, and European American Bank, a New York banking corporation.

4.5 Certain instruments defining the rights of holders of the long-term debt securities of the Registrant are omitted pursuant to Section
         (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant agrees to furnish supplementally copies of these instruments to the Commission upon request.

10.1 Amended and Restated Employment Agreement, dated as of May 28, 1997, between the Registrant and Richard A. Horowitz.

10.2 Consulting Agreement, effective as of November 1, 1998, between the Registrant and Sidney Horowitz.

10.3 1992 Incentive Stock Option Plan of the Registrant, as amended and restated as of March 13, 1997.

21       Subsidiaries of the Registrant.

23       Consent of BDO Seidman, LLP.

27       Financial Data Schedules.