Form 10-Q
period 1999-03-31
P&F INDUSTRIES INC
filed 1999-05-14
CIK 75340

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                                ---------------

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 1999

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

    As of May 14, 1999, there were outstanding 3,249,345 shares of the Registrant's Class A Common Stock, par value $1.00 per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             P & F INDUSTRIES, INC.

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999

                               TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                           ---------
PART I

Item 1.     Financial Statements.........................................................................

              Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998.....................        1-2

              Consolidated Statements of Income for the three months ended March 31, 1999 and 1998.......          3

              Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998...        4-5

              Notes to Consolidated Financial Statements.................................................       6-10

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations........      11-15

Item 3.     Quantitative and Qualitative Disclosures About Market Risk...................................         15

PART II

Item 1.     Legal Proceedings............................................................................         16

Item 2.     Changes in Securities........................................................................         16

Item 3.     Defaults Upon Senior Securities..............................................................         16

Item 4.     Submission of Matters to a Vote of Security Holders..........................................         16

Item 5.     Other Information............................................................................         16

Item 6.     Exhibits and Reports on Form 8-K.............................................................         16

SIGNATURES...............................................................................................         17

EXHIBIT INDEX............................................................................................         18

PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                                     MARCH 31,   DECEMBER 31,
                                                       1999          1998
                                                    -----------  ------------
                                   ASSETS
CURRENT:
  Cash............................................  $ 1,571,037  $ 2,280,788
  Accounts receivable, less allowance for possible
    losses of $501,119 in 1999
    and $498,669 in 1998..........................   11,455,957    8,542,204
  Inventories.....................................   19,236,239   17,021,475
  Deferred income taxes...........................      507,000      507,000
  Prepaid expenses and other assets...............      815,291      586,913
                                                    -----------  ------------
      TOTAL CURRENT ASSETS........................   33,585,524   28,938,380
                                                    -----------  ------------
PROPERTY AND EQUIPMENT:
  Land............................................    1,182,939    1,182,939
  Buildings and improvements......................    5,798,308    5,773,608
  Machinery and equipment.........................   10,401,328    9,724,919
                                                    -----------  ------------
                                                     17,382,575   16,681,466
  Less accumulated depreciation and
    amortization..................................    6,387,035    6,052,899
                                                    -----------  ------------
      NET PROPERTY AND EQUIPMENT..................   10,995,540   10,628,567
                                                    -----------  ------------
GOODWILL, net of accumulated amortization of
  $1,247,156 in 1999 and $1,190,040 in 1998.......    8,217,803    8,274,918
OTHER ASSETS......................................      211,461      236,614
                                                    -----------  ------------
      TOTAL ASSETS................................  $53,010,328  $48,078,479
                                                    -----------  ------------
                                                    -----------  ------------

                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings...........................  $ 7,500,000  $ 3,500,000
  Accounts payable................................    5,337,712    4,844,403
  Accruals:
    Compensation..................................      900,739    1,944,960
    Other.........................................    2,670,477    2,130,026
  Current maturities of long-term debt............      776,065      524,974
                                                    -----------  ------------
      TOTAL CURRENT LIABILITIES...................   17,184,993   12,944,363
LONG-TERM DEBT, less current maturities...........    9,904,126   10,193,064
DEFERRED INCOME TAXES.............................      491,000      491,000
                                                    -----------  ------------
                                                     27,580,119   23,628,427
                                                    -----------  ------------
SHAREHOLDERS' EQUITY:
  Common stock:
    Class A--$1 par; shares authorized 7,000,000;
     outstanding 3,249,345 and 3,239,345..........    3,249,345    3,239,345
    Class B--$1 par; shares authorized
     2,000,000....................................           --           --
  Additional paid-in capital......................    8,029,427    8,020,677
  Retained earnings...............................   14,151,437   13,190,030
                                                    -----------  ------------
      TOTAL SHAREHOLDERS' EQUITY..................   25,430,209   24,450,052
                                                    -----------  ------------
      TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY.....................................  $53,010,328  $48,078,479
                                                    -----------  ------------
                                                    -----------  ------------

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                     ----------------------------
                                                                                         1999           1998
                                                                                     -------------  -------------
REVENUES:
  Net sales........................................................................  $  17,876,353  $  12,529,183
  Other............................................................................        231,915         11,941
                                                                                     -------------  -------------
                                                                                        18,108,268     12,541,124
                                                                                     -------------  -------------
COSTS AND EXPENSES:
  Cost of sales....................................................................     12,546,061      7,859,888
  Selling, administrative and general..............................................      3,721,495      3,312,558
  Interest--net....................................................................        288,305        115,809
                                                                                     -------------  -------------
                                                                                        16,555,861     11,288,255
                                                                                     -------------  -------------
INCOME BEFORE TAXES ON INCOME......................................................      1,552,407      1,252,869
TAXES ON INCOME....................................................................        591,000        472,000
                                                                                     -------------  -------------
NET INCOME.........................................................................  $     961,407  $     780,869
                                                                                     -------------  -------------
                                                                                     -------------  -------------

Weighted average common shares outstanding:
  Basic............................................................................      3,248,247      3,127,802
  Diluted..........................................................................      3,729,720      3,599,511
Earnings per share of common stock:
  Basic............................................................................           $.30           $.25
  Diluted..........................................................................           $.26           $.22

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                      ----------------------------
                                                                                          1999           1998
                                                                                      -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................................................  $     961,407  $     780,869
                                                                                      -------------  -------------
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Depreciation and amortization...................................................        394,581        221,353
    Provision for losses on accounts receivable.....................................          1,500          6,259
  Decrease (increase):
    Accounts receivable.............................................................     (2,915,253)      (303,355)
    Inventories.....................................................................     (2,214,764)    (1,090,511)
    Prepaid expenses and other assets...............................................       (206,555)       (10,456)
  Increase (decrease):
    Accounts payable................................................................        493,309      1,270,196
    Accruals and other..............................................................       (503,770)      (368,483)
                                                                                      -------------  -------------
      Total adjustments.............................................................     (4,950,952)      (274,997)
                                                                                      -------------  -------------
        Net cash (used in) provided by operating activities.........................     (3,989,545)       505,872
                                                                                      -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..............................................................       (701,109)      (284,655)
                                                                                      -------------  -------------
        Net cash used in investing activities.......................................       (701,109)      (284,655)
                                                                                      -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings...............................................      4,000,000      3,985,843
  Repayments of short-term borrowings...............................................             --     (3,985,843)
  Principal payments on long-term debt..............................................        (37,847)       (39,301)
  Proceeds from exercise of stock options...........................................         18,750        173 594
  Redemption of subordinated debentures.............................................             --     (1,369,200)
                                                                                      -------------  -------------
        Net cash used in financing activities.......................................      3,980,903     (1,234,907)
                                                                                      -------------  -------------
NET (DECREASE) INCREASE IN CASH.....................................................       (709,751)    (1,013,690)
CASH AT BEGINNING OF PERIOD.........................................................      2,280,788      2,092,244
                                                                                      -------------  -------------
CASH AT END OF PERIOD...............................................................  $   1,571,037  $   1,078,554
                                                                                      -------------  -------------
                                                                                      -------------  -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Income taxes....................................................................  $      53,300  $     171,150
                                                                                      -------------  -------------
                                                                                      -------------  -------------
    Interest........................................................................  $     346,420  $     118,199
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF FINANCIAL STATEMENT PRESENTATION

    P & F Industries, Inc. (the "Company") conducts its business operations through three wholly-owned subsidiaries. Embassy Industries, Inc. ("Embassy") is engaged in the manufacture and sale of baseboard heating products and the importation and sale of radiant heating systems. Embassy also imports a line of door and window hardware items through its Franklin division. Florida Pneumatic Manufacturing Corporation ("Florida Pneumatic") is engaged in the importation, manufacture and sale of pneumatic hand tools, primarily for the industrial and retail markets, and the importation and sale of compressor air filters. Florida Pneumatic also markets, through its Berkley Tool division, a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely used brand of pipe cutting and threading machines. Green Manufacturing, Inc. ("Green"), a Delaware corporation, is engaged primarily in the manufacture, development and sale of heavy-duty welded custom designed hydraulic cylinders. Green also manufactures a line of access equipment for the petro-chemical industry and a line of post hole digging equipment for the agricultural industry.

    The consolidated financial statements contained herein include the accounts of P & F Industries, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the unaudited consolidated financial statements include all adjustments necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not necessarily indicative of results to be expected for a full year, since the operations of some of the Company's subsidiaries are seasonal in nature.

    The consolidated balance sheet information for December 31, 1998 was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. These interim financial statements should be read in conjunction with that report.

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

NOTE 2--INVENTORIES

    Major classes of inventory were as follows:

                                                                   MARCH 31,    DECEMBER 31,
                                                                     1999           1998
                                                                 -------------  -------------
Finished goods.................................................  $  14,730,666  $  13,141,218
Work in process................................................        720,198        435,453
Raw materials and supplies.....................................      3,785,375      3,444,804
                                                                 -------------  -------------
                                                                 $  19,236,239  $  17,021,475
                                                                 -------------  -------------
                                                                 -------------  -------------

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 3--ACQUISITION

    On September 16, 1998, the Company acquired certain assets, and assumed certain liabilities, of Green Manufacturing, Inc., an Ohio corporation and a manufacturer of custom-engineered hydraulic cylinders, prefabricated stairways and platforms and tractor-mounted post hole diggers. The purchase price for the acquisition was $10,500,000 in cash, $10,000,000 of which was provided by an acquisition loan made pursuant to a Credit Agreement, dated as of July 23, 1998, as amended, between the Company and its bank. The balance of $500,000 was provided by working capital funds. The purchase price of $10,500,000 includes $50,000 in consideration of a covenant not to compete.

    As part of the acquisition, the Company also assumed the outstanding balance of $1,095,000 on an Economic Development Revenue Bond issued by Wood County, Ohio.

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

    The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and Green Manufacturing, Inc., as though the acquisition had been made January 1, 1998. The pro forma amounts give effect to appropriate adjustments for amortization of goodwill and other intangible assets, interest expense and income taxes. The pro forma amounts presented are not necessarily indicative of future operating results.

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                 ----------------------------
                                                                     1999           1998
                                                                 -------------  -------------
Revenues.......................................................  $  18,108,268  $  17,103,225
                                                                 -------------  -------------
                                                                 -------------  -------------
Net income.....................................................  $     961,407  $     821,429
                                                                 -------------  -------------
                                                                 -------------  -------------
Earnings per share of common stock from continuing operations:
  Basic........................................................           $.30           $.26
                                                                 -------------  -------------
                                                                 -------------  -------------
  Diluted......................................................           $.26           $.23
                                                                 -------------  -------------
                                                                 -------------  -------------

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 4--SEGMENTS OF BUSINESS

    The following tables present financial information by segment for the periods ended March 31, 1999 and 1998. Segment profit excludes general corporate expenses, interest expense and income taxes. There were no intersegment revenues.

                                                                      THREE MONTHS ENDED MARCH 31, 1999
                                                        --------------------------------------------------------------
                                                                       PNEUMATIC
                                                                       TOOLS AND
                                                                        RELATED     HYDRAULIC     HEATING
                                                        CONSOLIDATED   EQUIPMENT    CYLINDERS    EQUIPMENT     OTHER
                                                        ------------  -----------  -----------  -----------  ---------
                                                                                (IN THOUSANDS)
Revenues from external customers......................   $   17,876    $   9,535    $   5,051    $   1,900   $   1,390
                                                        ------------  -----------  -----------  -----------  ---------
                                                        ------------  -----------  -----------  -----------  ---------
Segment profit........................................   $    2,568    $   2,031    $     340    $      21   $     176
                                                        ------------  -----------  -----------  -----------  ---------
                                                        ------------  -----------  -----------  -----------  ---------

                                                                      THREE MONTHS ENDED MARCH 31, 1998
                                                        --------------------------------------------------------------
                                                                       PNEUMATIC
                                                                       TOOLS AND
                                                                        RELATED     HYDRAULIC     HEATING
                                                        CONSOLIDATED   EQUIPMENT    CYLINDERS    EQUIPMENT     OTHER
                                                        ------------  -----------  -----------  -----------  ---------
                                                                                (IN THOUSANDS)
Revenues from external customers......................   $   12,529    $   9,572    $      --    $   1,873   $   1,084
                                                        ------------  -----------  -----------  -----------  ---------
                                                        ------------  -----------  -----------  -----------  ---------
Segment profit........................................   $    2,094    $   1,958    $      --    $      31   $     105
                                                        ------------  -----------  -----------  -----------  ---------
                                                        ------------  -----------  -----------  -----------  ---------

    The reconciliation of combined operating profits for reportable segments to consolidated income before income taxes is as follows:

                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                    --------------------------
                                                                        1999          1998
                                                                    ------------  ------------
Total profit for reportable segments..............................  $  2,567,985  $  2,093,546
General corporate expenses........................................      (727,273)     (724,868)
Interest expense..................................................      (288,305)     (115,809)
                                                                    ------------  ------------
Income before income taxes........................................  $  1,552,407  $  1,252,869
                                                                    ------------  ------------
                                                                    ------------  ------------

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 5--EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per common share:

                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                    --------------------------
                                                                        1999          1998
                                                                    ------------  ------------
Numerator:
  Numerator for basic and diluted earnings per common
    share--income available to common shareholders................  $    961,407  $    780,869
                                                                    ------------  ------------
                                                                    ------------  ------------
Denominator:
  Denominator for basic earnings per share--weighted average
    common shares outstanding.....................................     3,248,247     3,127,802
  Effect of dilutive securities:
    Common stock options..........................................       481,473       471,709
                                                                    ------------  ------------
  Denominator for diluted earnings per share--adjusted weighted
    average common shares and assumed conversions.................     3,729,720     3,599,511
                                                                    ------------  ------------
                                                                    ------------  ------------
Earnings per common share:
  Basic...........................................................          $.30          $.25
                                                                    ------------  ------------
                                                                    ------------  ------------
  Diluted.........................................................          $.26          $.22
                                                                    ------------  ------------
                                                                    ------------  ------------

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER ENDED MARCH 31, 1999 COMPARED WITH FIRST QUARTER ENDED MARCH 31,
  1998

    Consolidated revenues increased 44.4%, from $12,541,124 to $18,108,268, primarily due to the acquisition of Green, which had revenues of $5,050,745 from hydraulic cylinders and other equipment in the first quarter of 1999. Revenues from pneumatic tools and related equipment increased 1.9%, from $9,584,170 to $9,767,148, due primarily to a significant new stocking order for the jack product line. Selling prices of pneumatic tools and related equipment were virtually unchanged from the prior year.

    Revenues from heating equipment increased 1.4%, from $1,873,058 to $1,899,890. This increase was due primarily to an increase in baseboard product sales. Revenues from hardware increased 28.3%, from $1,083,706 to $1,390,485. This increase in hardware sales was the result of sales to one large new customer. Selling prices of all products were virtually unchanged.

    Consolidated gross profit, as a percentage of revenues, decreased from 37.3% to 30.7%, due primarily to the lower overall gross profits associated with the hydraulic cylinder subsidiary acquired in September of 1998. Gross profit from pneumatic tools and related equipment decreased from 39.1% to 38.5%, due primarily to a decrease in the value of the U.S. dollar as compared to the Japanese yen, which increased the cost of imported product. This was partially offset by a more profitable product mix. Gross profit from heating equipment decreased from 34.6% to 34.3%, due to an unfavorable product mix, and gross profit from hardware increased from 26.1% to 28.0%, due to a more profitable product mix. Gross profit from hydraulic cylinders and other equipment was 15.1% for the first quarter of 1999.

    Consolidated selling, general and administrative expenses increased 12.4%, from $3,312,558 to $3,721,495, primarily due to the addition of Green. Interest expense increased 149.0%, from $115,809 to $288,305, primarily as a result of the increase in long-term debt related to the acquisition of Green in September of 1998 and an increase in short-term borrowings to fund working capital needs.

    The effective tax rates for the quarters ended March 31, 1999 and 1998 were 38.1% and 37.7%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    The Company gauges its liquidity and financial stability by the measurements shown in the following table (dollar amounts in thousands):

                                                       MARCH 31,   DECEMBER 31,   MARCH 31,
                                                         1999          1998         1998
                                                      -----------  ------------  -----------
Working Capital.....................................  $    16,401   $   15,994   $    16,530
Current Ratio.......................................    1.95 to 1    2.24 to 1     3.10 to 1
Shareholders' Equity................................  $    25,430   $   24,450   $    21,075

    During the quarter ended March 31, 1999, accounts receivable increased by approximately $2,914,000. This increase was due primarily to an increase in accounts receivable at Florida Pneumatic of approximately $2,786,000. Florida Pneumatic's accounts receivable were at an unusually low level at December 31, 1998 because of particularly strong collections in December. Inventories increased by approximately $2,215,000, due primarily to increased purchases made in anticipation of increased sales and the timing of the receipt of imports from the Far East. Accounts payable increased approximately $493,000, primarily as a result of the increase in inventories.

    On July 23, 1998, the Company signed a new credit agreement with European American Bank. This agreement, as amended on September 16, 1998, provides the Company with various credit facilities, including revolving credit loans, term loans for acquisitions and a foreign exchange line. The revolving credit loan facility provides a total of $12,000,000, with various sublimits, for direct borrowings, letters of credit, bankers' acceptances and equipment loans. At March 31, 1999, there were direct borrowings totalling $7,500,000 outstanding against this facility. There was also a commitment at March 31, 1999 of approximately $738,000 for open letters of credit.

    The term loan facility provides a commitment of $15,000,000 to finance acquisitions subject to the lending bank's approval. As noted below, $10,000,000 of this facility was used to help finance the acquisition of Green and there was $6,000,000 still outstanding against this facility at March 31, 1999. There was also a standby letter of credit totalling approximately $975,000 outstanding against this facility at March 31, 1999. This standby letter of credit was used to secure the Economic Development Revenue Bond assumed as part of the acquisition of Green.

    The foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding at March 31, 1999 was approximately $2,287,000.

    The Company's credit agreement is subject to annual review by the lending bank. Under this agreement, the Company is required to adhere to certain financial covenants. At March 31, 1999, and for the three months then ended, the Company satisfied all of these covenants.

    On September 16, 1998, the Company acquired certain assets and liabilities of Green Manufacturing, Inc. for $10,500,000, including the assumption of $1,095,000 of an outstanding Economic Development Revenue Bond issued by Wood County, Ohio. The acquisition was financed with $500,000 in working capital funds and a $10,000,000 7-year term loan from the Company's principal bank. This loan bears interest at LIBOR plus 175 basis points and is payable with interest only for up to one year at the Company's discretion. The 30 day LIBOR at March 31, 1999 was approximately 4.9%. As of March 31, 1999, $4,000,000 of the loan had been repaid. The Economic Development Revenue Bond was issued on November 16, 1994 and provides for annual retirement payments each November 1, over a 10-year period. The Bond bears interest at variable rates. The interest rate at March 31, 1999 was approximately 4.2%. At March 31, 1999, the balance outstanding on the Bond was $955,000.

    The Company, through Florida Pneumatic, imports a significant amount of its purchases from Japan, with payment due in Japanese yen. As a result, the Company is subject to the effects of foreign currency exchange fluctuations. The Company uses a variety of techniques to protect itself from any adverse effects from these fluctuations, including increasing its selling prices, obtaining price reductions from its overseas suppliers, using alternative supplier sources and entering into foreign currency forward contracts. The strengthening of the U.S. dollar versus the Japanese yen over the last two years has had a positive impact on the Company's results of operations and its financial position. Any future weakness of the dollar could, however, have a negative impact on the Company's results of operations.

    Capital spending for the quarter ended March 31, 1999 was approximately $701,000. The total amount was provided from working capital. Capital expenditures for the rest of 1999 are expected to total approximately $1,000,000, some of which may be financed through the Company's credit facilities. Included in the expected total for the rest of 1999 are capital expenditures relating to new products, expansion of existing product lines and replacement of old equipment.

    On January 30, 1998, the Company redeemed all of its outstanding 13.75% Subordinated Debentures, due January 1, 2017, at 100% of the principal amount of the Debentures, plus accrued and unpaid interest to the redemption date. The funds used for this redemption, totalling $1,384,686, were derived from working capital.

    The Company continues to conduct an acquisition search. The funds for an acquisition will be provided by working capital and existing credit facilities, including the $15,000,000 credit facility for acquisitions referred to above.

    The Company believes that cash on hand, cash generated by future operations and cash available through its credit facilities will be sufficient to allow the Company to support its capital expenditure program and to meet its general working capital needs.

YEAR 2000

    The Year 2000 (Y2K) issue is the result of computer programs being written for, or microprocessors using, two digits (rather than four) to define the applicable year. Company computer programs that have date-sensitive software may recognize a date using 00 as the year 1900 rather than the year 2000, which could result in system failures or miscalculations. The Company is currently working to mitigate the Y2K issue and has established processes for assessing the risks and associated costs.

    The Company categorizes its Y2K efforts as follows: hardware, software, embedded processors, vendors and customers. Progress in assessing and remediating information technology systems (hardware and software) and non-information technology systems (embedded processors) continues to be tracked in phases including assessment, identification of non-compliant systems, remediation, testing and verification. Hardware, software and embedded processors have been assessed and remediation is in progress. The Company's Y2K project is progressing and a large portion of its internal remediation work was completed at March 31, 1999. The Company is using internal and external resources to remediate and test its systems.

    The Company has initiated communications with significant vendors and customers to coordinate the Y2K issue and is in the process of determining the Company's vulnerability if these companies fail to remediate their Y2K issues. There can be no guarantee that the systems of other companies will be timely remediated or that other companies' failure to remediate Y2K issues would not have a material adverse effect on the Company. The Company continues to develop contingency plans to mitigate risks associated with the Y2K issue.

    Costs incurred to date in addressing the Y2K issue have been expensed as incurred and are not material. Based on current information, the total cost to remediate and test the Company's systems is not expected to be material.

    The Company presently believes that, with remediation, Y2K risks can be mitigated. Although the Company is not currently aware of any material internal operational or financial Y2K related issues, the Company cannot provide assurances that the computer systems, products, services or other systems upon which the Company depends will be Y2K ready on schedule, that the costs of its Y2K program will not become material or that the Company's contingency plans will be adequate. The Company is currently unable to evaluate accurately the magnitude, if any, of the Y2K related issues arising from the Company s vendors and customers. If any such risks (either with respect to the Company or its vendors or customers) materialize, the Company could experience serious consequences to its business which could have material adverse effects on the Company's financial condition, results of operations and liquidity.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for transactions entered into after January 1, 2000 and requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company is in the process of reviewing SFAS 133 to determine what impact, if any, the adoption of SFAS 133 will have on its results of operations and its financial position. Based on current market conditions, the Company does not believe that the impact will be material.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to market risks, which include changes in U.S. and international exchange rates, the prices of certain commodities and currency rates as measured against the U.S. dollar and each other. It attempts to reduce the risks related to foreign currency fluctuation by utilizing financial instruments, pursuant to Company policy.

    The value of the U.S. dollar affects the Company's financial results. Changes in exchange rates may positively or negatively affect the Company's gross margins and operating expenses. The Company engages in hedging programs aimed at limiting, in part, the impact of currency fluctuations. Using primarily forward exchange contracts, the Company hedges some of those transactions that, when remeasured according to generally accepted accounting principles, impact the income statement. Factors that could impact the effectiveness of the Company's programs include volatility of the currency markets and availability of hedging instruments. All currency contracts that are entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation. The Company does not buy or sell financial instruments for trading purposes. Although the Company maintains these programs to reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a weakening exchange rate against currencies in which the Company incurs costs, the Company's costs are adversely affected. At March 31, 1999, the Company held open hedge forward contracts to deliver approximately $2,287,000 of Japanese Yen. The potential loss in value of the Company's net investment in foreign currency forward contracts resulting from a hypothetical 10 percent adverse change in foreign currency exchange rates at March 31, 1999 is approximately $254,000.

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Registrant is not a party to any litigation that is expected to have a material adverse effect on its business.

ITEM 2. CHANGES IN SECURITIES

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

    See "Exhibit Index" immediately following the signature page.

    (b)  Reports on Form 8-K

    No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                P & F INDUSTRIES, INC.
                                (Registrant)

                                By:          /s/ JOSEPH A. MOLINO, JR.
                                     -----------------------------------------
                                               Joseph A. Molino, Jr.
                                                   VICE PRESIDENT
                                           (PRINCIPAL FINANCIAL OFFICER)

Dated: May 14, 1999

                                 EXHIBIT INDEX

   EXHIBIT
     NO.
-------------
        3.1    Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3A to the
               Registrant's Registration Statement on Form S-8 filed on September 20, 1989).

        3.2    By-laws of the Registrant (Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the
               Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

        4.1    Rights Agreement, dated as of August 23, 1994, between the Registrant and American Stock Transfer &
               Trust Company, as Rights Agent (Incorporated by reference to Exhibit 1 to the Registrant's Registration
               Statement on Form 8-A dated August 24, 1994).

        4.2    Amendment to Rights Agreement, dated as of April 11, 1997, between the Registrant and American Stock
               Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 4.1 to the Registrant's
               Current Report on Form 8-K dated April 11, 1997).

        4.3    Credit Agreement, dated as of July 23, 1998, by and among the Registrant, Florida Pneumatic
               Manufacturing Corporation, a Florida corporation, Embassy Industries, Inc., a New York corporation, and
               European American Bank, a New York banking corporation (Incorporated by reference to Exhibit 4.3 to
               Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
               1998).

        4.4    Amendment No. 1 to Credit Agreement, dated as of September 16, 1998, by and among the Registrant,
               Florida Pneumatic Manufacturing Corporation, a Florida corporation, Embassy Industries, Inc., a New
               York corporation, Green Manufacturing, Inc., a Delaware corporation, and European American Bank, a New
               York banking corporation (Incorporated by reference to Exhibit 4.4 to Amendment No. 1 to the
               Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

        4.5    Certain instruments defining the rights of holders of the long-term debt securities of the Registrant are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant agrees to furnish supplementally copies of these instruments to the Commission upon request.

         27    Financial Data Schedules (submitted to the Securities and Exchange Commission in electronic format).