Form 10-Q
period 1999-06-30
P&F INDUSTRIES INC
filed 1999-08-16
CIK 75340

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 1999

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

      As of August 16, 1999, there were outstanding 3,499,345 shares of the Registrant's Class A Common Stock, par value $1.00 per share.

                             P & F INDUSTRIES, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999


                                TABLE OF CONTENTS

                                                                       PAGE
PART I                                                                 ----
Item 1.     Financial Statements

              Consolidated Balance Sheets as of
                June 30, 1999 and December 31, 1998                   1 - 2

              Consolidated Statements of Income for
                the three months and six months ended
                June 30, 1999 and 1998                                    3

              Consolidated Statement of Shareholders'
                Equity for the six months ended June 30, 1999             4

              Consolidated Statements of Cash Flows for
                the six months ended June 30, 1999 and 1998           5 - 6

              Notes to Consolidated Financial Statements             7 - 12

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                   13 - 18

Item 3.     Quantitative and Qualitative Disclosures About
              Market Risk                                                18

PART II
Item 1.     Legal Proceedings                                            19

Item 2.     Changes in Securities and Use of Proceeds                    19

Item 3.     Defaults Upon Senior Securities                              19

Item 4.     Submission of Matters to a Vote of Security Holders          19

Item 5.     Other Information                                            19

Item 6.     Exhibits and Reports on Form 8-K                             19


SIGNATURES                                                               20

EXHIBIT INDEX                                                            21

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                     =======================================

                                            JUNE 30,     DECEMBER 31,
                                              1999           1998
                                          ------------   ------------
   ASSETS
   ------
CURRENT:
  Cash                                    $    367,409   $  2,280,788
  Accounts receivable, less allowance
    for possible losses of $493,103
    in 1999 and $498,669 in 1998             9,393,098      8,542,204
  Inventories                               21,785,557     17,021,475
  Deferred income taxes                        507,000        507,000
  Prepaid expenses and other assets            656,517        586,913
                                          ------------   ------------
      TOTAL CURRENT ASSETS                  32,709,581     28,938,380
                                          ------------   ------------

PROPERTY AND EQUIPMENT:
  Land                                       1,182,939      1,182,939
  Buildings and improvements                 5,806,096      5,773,608
  Machinery and equipment                   10,963,623      9,724,919
                                          ------------   ------------
                                            17,952,658     16,681,466
  Less accumulated depreciation
    and amortization                         6,724,040      6,052,899
                                          ------------   ------------
      NET PROPERTY AND EQUIPMENT            11,228,618     10,628,567
                                          ------------   ------------

GOODWILL, net of accumulated
  amortization of $1,343,295 in
  1999 and $1,190,040 in 1998                8,121,664      8,274,918

OTHER ASSETS                                   210,681        236,614
                                          ------------   ------------
      TOTAL ASSETS                        $ 52,270,544   $ 48,078,479
                                          ============   ============

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                   (CONTINUED)
                     =======================================

                                            JUNE 30,     DECEMBER 31,
                                              1999           1998
                                          ------------   ------------
   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
CURRENT LIABILITIES:
  Short-term borrowings                   $  8,000,000   $  3,500,000
  Accounts payable                           5,394,284      4,844,403
  Accruals:
    Compensation                             1,363,129      1,944,960
    Other                                    1,692,254      2,130,026
  Current maturities of long-term debt         839,677        524,974
                                          ------------   ------------
      TOTAL CURRENT LIABILITIES             17,289,344     12,944,363

LONG-TERM DEBT, less current maturities      8,305,967     10,193,064

DEFERRED INCOME TAXES                          491,000        491,000
                                          ------------   ------------
                                            26,086,311     23,628,427
                                          ------------   ------------

SHAREHOLDERS' EQUITY:
  Common stock:
    Class A - $1 par; shares authorized
      7,000,000; outstanding 3,499,345
      and 3,239,345                          3,499,345      3,239,345
    Class B - $1 par; shares authorized
      2,000,000                                     --             --
  Additional paid-in capital                 8,277,927      8,020,677
  Retained earnings                         14,905,461     13,190,030
  Treasury stock,
    at cost (49,235 shares)                   (498,500)            --
                                          ------------   ------------
      TOTAL SHAREHOLDERS' EQUITY            26,184,233     24,450,052
                                          ------------   ------------
      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY              $ 52,270,544   $ 48,078,479
                                          ============   ============

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                     =======================================

                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                JUNE 30,                    JUNE 30,
                                           ------------------          ------------------
                                           1999          1998          1999          1998
                                       ------------  ------------  ------------  ------------
REVENUES:
  Net sales                            $ 16,888,372  $ 11,778,345  $ 34,764,725  $ 24,307,528
  Other                                     203,785       219,027       435,700       230,968
                                       ------------  ------------  ------------  ------------
                                         17,092,157    11,997,372    35,200,425    24,538,496
                                       ------------  ------------  ------------  ------------

COSTS AND EXPENSES:
  Cost of sales                          11,659,129     7,166,572    24,205,190    15,026,460
  Selling, administrative and general     3,894,672     3,185,773     7,616,167     6,498,331
  Interest - net                            313,332       128,018       601,637       243,827
                                       ------------  ------------  ------------  ------------
                                         15,867,133    10,480,363    32,422,994    21,768,618
                                       ------------  ------------  ------------  ------------

INCOME BEFORE TAXES ON INCOME             1,225,024     1,517,009     2,777,431     2,769,878

TAXES ON INCOME                             471,000       567,000     1,062,000     1,039,000
                                       ------------  ------------  ------------  ------------

NET INCOME                             $    754,024  $    950,009  $  1,715,431  $  1,730,878
                                       ============  ============  ============  ============


Weighted average common shares outstanding:
    Basic                                 3,316,655     3,222,392     3,282,750     3,175,359

    Diluted                               3,730,457     3,741,153     3,730,388     3,670,594


Earnings per share of common stock:
  Basic                                       $ .23         $ .29         $ .52         $ .54

  Diluted                                     $ .20         $ .25         $ .46         $ .47

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                 ==============================================

                                              ADDITIONAL
                                   COMMON       PAID-IN     RETAINED    TREASURY
                                    STOCK       CAPITAL     EARNINGS      STOCK
                                -----------  -----------  ------------  ---------
Balance, January 1, 1999        $ 3,239,345  $ 8,020,677  $ 13,190,030  $      --

Net income for the six months
  ended June 30, 1999                    --           --     1,715,431         --

Exercise of stock options,
  260,000 shares                    260,000      257,250            --         --

Common stock received on
  exercise of stock options,
  49,235 shares                          --           --            --   (498,500)
                                -----------  -----------  ------------  ---------
Balance, June 30, 1999          $ 3,499,345  $ 8,277,927  $ 14,905,461 ($ 498,500)
                                ===========  ===========  ============  =========

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                     =======================================

                                               SIX MONTHS ENDED
                                                   JUNE 30,
                                              ------------------
                                              1999          1998
                                          ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $  1,715,431  $  1,730,878
                                          ------------  ------------

  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization            831,055       431,307
      Provision for losses on
        accounts receivable                      3,000        12,518
  Decrease (increase):
    Accounts receivable                       (853,894)    1,227,235
    Inventories                             (4,764,082)   (3,631,815)
    Prepaid expenses and other assets          (69,604)      (16,958)
    Other assets                                19,273            --
  Increase (decrease):
    Accounts payable                           549,881       315,211
    Accruals and other                      (1,019,603)     (602,406)
                                          ------------  ------------
      Total adjustments                     (5,303,974)   (2,264,908)
                                          ------------  ------------
        Net cash used in
          operating activities              (3,588,543)     (534,030)
                                          ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                      (1,271,192)     (633,631)
                                          ------------  ------------
        Net cash used in
          investing activities              (1,271,192)     (633,631)
                                          ------------  ------------

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)
                     =======================================

                                               SIX MONTHS ENDED
                                                   JUNE 30,
                                              ------------------
                                              1999          1998
                                          ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings        5,500,000    10,511,170
  Repayments of short-term borrowings       (1,000,000)   (8,605,276)
  Proceeds from mortgage refinancing         1,800,000            --
  Principal payments on long-term debt      (3,372,394)      (75,281)
  Proceeds from exercise of stock options       18,750       228 938
  Redemption of subordinated debentures             --    (1,369,200)
                                          ------------  ------------
        Net cash provided by
          financing activities               2,946,356       690,351
                                          ------------  ------------


NET (DECREASE) INCREASE IN CASH             (1,913,379)     (477,310)

CASH AT BEGINNING OF PERIOD                  2,280,788     2,092,244
                                          ------------  ------------

CASH AT END OF PERIOD                     $    367,409  $  1,614,934
                                          ============  ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid during the period for:

      Income taxes                        $  1,110,300  $  1,090,650
                                          ============  ============


      Interest                            $    651,055  $    249,340
                                          ============  ============

    The Company received 49,235 shares of common stock in connection with the exercise of stock options by an officer of the Company. The value of these shares was recorded at $498,500.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

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

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these interim financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the unaudited consolidated financial statements include all adjustments necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature. Results for interim periods are not necessarily indicative of results to be expected for a full year, since the operations of some of the Company's subsidiaries are seasonal in nature.

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

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION (CONTINUED)

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


NOTE 2 - INVENTORIES

      Major classes of inventory were as follows:

                                       JUNE 30,     DECEMBER 31,
                                        1999            1998
                                    ------------    ------------
       Finished goods               $ 16,958,060    $ 13,141,218
       Work in process                   809,720         435,453
       Raw materials and supplies      4,017,777       3,444,804
                                    ------------    ------------
                                    $ 21,785,557    $ 17,021,475
                                    ============    ============

NOTE 3 - CAPITAL STOCK TRANSACTIONS

      On June 1, 1999, an officer of the Company surrendered 49,235 shares of Class A Common Stock, with a fair value of $498,500, in connection with the exercise of stock options for 250,000 shares of Class A Common Stock.

NOTE 4 - ACQUISITION

      On September 16, 1998, the Company acquired certain assets, and assumed certain liabilities, of Green Manufacturing, Inc., an Ohio corporation and a manufacturer of custom-engineered hydraulic cylinders, prefabricated stairways and platforms and tractor-mounted post hole diggers. The purchase price for the acquisition was $10,500,000 in cash, $10,000,000 of which was provided by an acquisition loan made pursuant to a Credit Agreement, dated as of July 23, 1998, as amended, between the Company and European American Bank (the "Credit Agreement"). The balance of $500,000 was provided by working capital funds. The purchase price of $10,500,000 includes $50,000 in consideration of a covenant not to compete.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE 4 - ACQUISITION (CONTINUED)

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

                                                 SIX MONTHS ENDED
                                                     JUNE 30,
                                            -------------------------
                                                1999          1998
                                            -----------   -----------
   Revenues                                 $35,200,425   $34,338,534
                                            ===========   ===========

   Net income                               $ 1,715,431   $ 1,939,534
                                            ===========   ===========

   Earnings per share of common stock
      from continuing operations:
       Basic                                      $ .52         $ .61
                                                  =====         =====

       Diluted                                    $ .46         $ .53
                                                  =====         =====

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE 5 - SEGMENTS OF BUSINESS

      The following tables present financial information by segment for the periods ended June 30, 1999 and 1998. Segment profit excludes general corporate expenses, interest expense and income taxes. There were no intersegment revenues.

                                  PNEUMATIC
                                  TOOLS AND
 SIX MONTHS ENDED         CON-     RELATED   HYDRAULIC   HEATING
   JUNE 30, 1999       SOLIDATED  EQUIPMENT  CYLINDERS  EQUIPMENT   OTHER
-------------------    ---------  ---------  ---------  ---------  -------
   (In thousands)
 Revenues from
   external customers  $  35,200  $  18,160  $  10,315  $   3,947  $ 2,778
                       =========  =========  =========  =========  =======

 Segment profit        $   4,827  $   3,849  $     603  $      68  $   307
                       =========  =========  =========  =========  =======

                                  PNEUMATIC
                                  TOOLS AND
 SIX MONTHS ENDED         CON-     RELATED   HYDRAULIC   HEATING
   JUNE 30, 1998       SOLIDATED  EQUIPMENT  CYLINDERS  EQUIPMENT   OTHER
-------------------    ---------  ---------  ---------  ---------  -------
   (In thousands)
 Revenues from
   external customers  $  24,538  $  18,506  $      --  $   3,923  $ 2,109
                       =========  =========  =========  =========  =======

 Segment profit        $   4,456  $   4,170  $      --  $      77  $   209
                       =========  =========  =========  =========  =======

                                  PNEUMATIC
                                  TOOLS AND
 THREE MONTHS ENDED       CON-     RELATED   HYDRAULIC   HEATING
    JUNE 30, 1999      SOLIDATED  EQUIPMENT  CYLINDERS  EQUIPMENT   OTHER
-------------------    ---------  ---------  ---------  ---------  -------
   (In thousands)
 Revenues from
   external customers  $  17,092  $   8,393  $   5,264  $   2,047  $ 1,388
                       =========  =========  =========  =========  =======

 Segment profit        $   2,259  $   1,818  $     263  $      47  $   131
                       =========  =========  =========  =========  =======

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE 5 - SEGMENTS OF BUSINESS (CONTINUED)

                                  PNEUMATIC
                                  TOOLS AND
 THREE MONTHS ENDED       CON-     RELATED   HYDRAULIC   HEATING
    JUNE 30, 1998      SOLIDATED  EQUIPMENT  CYLINDERS  EQUIPMENT   OTHER
-------------------    ---------  ---------  ---------  ---------  -------
   (In thousands)
 Revenues from
   external customers  $  11,997  $   8,922  $      --  $   2,050  $ 1,025
                       =========  =========  =========  =========  =======

 Segment profit        $   2,362  $   2,212  $      --  $      46  $   104
                       =========  =========  =========  =========  =======

      The reconciliation of combined operating profits for reportable segments to consolidated income before income taxes is as follows:

                                                SIX MONTHS ENDED
                                                    JUNE 30,
                                            -----------------------
                                               1999         1998
                                            ----------   ----------
   Total profit for reportable segments     $4,826,997   $4,455,520

   General corporate expenses               (1,447,929)  (1,441,815)

   Interest expense                           (601,637)    (243,827)
                                            ----------   ----------

   Income before income taxes               $2,777,431   $2,769,878
                                            ==========   ==========

                                               THREE MONTHS ENDED
                                                    JUNE 30,
                                            -----------------------
                                               1999         1998
                                            ----------   ----------
   Total profit for reportable segments     $2,259,012   $2,361,974

   General corporate expenses                 (720,656)    (716,947)

   Interest expense                           (313,332)    (128,018)
                                            ----------   ----------

   Income before income taxes               $1,225,024   $1,517,009
                                            ==========   ==========

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE 6 - EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per common share:

                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                               JUNE 30,                  JUNE 30,
                                         -------------------       -------------------
                                          1999         1998         1999         1998
                                      -----------  -----------  -----------  -----------
  Numerator:
    Numerator for basic and diluted
      earnings per common share -
      income available to common
      shareholders                    $   754,024  $   950,009  $ 1,715,431  $ 1,730,878
                                      ===========  ===========  ===========  ===========

  Denominator:
    Denominator for basic earnings
      per share - weighted average
      common shares outstanding         3,316,655    3,222,392    3,282,750    3,175,359

    Effect of dilutive securities:
      Common stock options                413,802      518,761      447,638      495,235
                                      -----------  -----------  -----------  -----------
    Denominator for diluted earnings
      per share - adjusted weighted
      average common shares and
      assumed conversions               3,730,457    3,741,153    3,730,388    3,670,594
                                      ===========  ===========  ===========  ===========

  Earnings per common share:
    Basic                                   $ .23        $ .29        $ .52        $ .54
                                            =====        =====        =====        =====

    Diluted                                 $ .20        $ .25        $ .46        $ .47
                                            =====        =====        =====        =====

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES
                     =======================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER ENDED JUNE 30, 1999 COMPARED WITH SECOND QUARTER ENDED JUNE 30, 1998

      Consolidated revenues increased 42.5%, from $11,997,372 to $17,092,157, primarily due to the acquisition of Green, which had revenues of $5,264,495 from hydraulic cylinders and other equipment in the second quarter of 1999.

      Revenues from pneumatic tools and related equipment decreased 5.9%, from $8,922,122 to $8,392,853. This was primarily due to a significant decrease in sales to a major customer. Selling prices of pneumatic tools and related equipment were virtually unchanged from the prior year. Revenues from heating equipment were virtually unchanged, dropping slightly from $2,049,799 to $2,047,187. Revenues from hardware increased 35.4%, from $1,025,205 to $1,387,622. This was due to the addition of a major new customer in the third quarter of 1998. Selling prices of both heating equipment and hardware were unchanged from the prior year.

      Consolidated gross profit, as a percentage of revenues, decreased from 40.3% to 31.8%, due primarily to the lower overall gross profits from hydraulic cylinders and other equipment. Gross profit from pneumatic tools and related equipment decreased from 43.2% to 42.4%, due to a less profitable product mix, lower volumes and a decrease in the value of the U.S. dollar as compared to the Japanese yen, which increased the cost of imported product. Gross profit from heating equipment increased from 33.7% to 35.3%, primarily as a result of a significant decrease in the cost of purchased raw materials. Gross profit from hardware decreased from 27.7% to 27.5%, due to an increase in warehouse expenses.

      Consolidated selling, general and administrative expenses increased 22.3%, from $3,185,773 to $3,894,672, primarily due to the addition of Green. Interest expense increased 145%, from $128,018 to $313,332, primarily as a result of the increase in long-term debt related to the acquisition of Green in September of 1998 and an increase in short-term borrowings to fund working capital needs.

      Effective tax rates for the quarters ended June 30, 1999 and 1998 were 38.4% and 37.4%, respectively.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

      Consolidated revenues increased 43.4%, from $24,538,496 to $35,200,425, primarily due to the acquisition of Green, which had revenues of $10,315,240 from hydraulic cylinders and other equipment in the first six months of 1999.

      Revenues from pneumatic tools and related equipment decreased 1.9%, from $18,506,292 to $18,160,001, primarily due to a significant decrease in sales to a major customer. Selling prices of pneumatic tools and related equipment were virtually unchanged from the prior year. Revenues from heating equipment were virtually unchanged, increasing from $3,922,857 to $3,947,077. Revenues from hardware increased 31.7%, from $2,108,911 to $2,778,107, due to the addition of a major new customer in the third quarter of 1998. Selling prices of both heating equipment and hardware were unchanged from the prior year.

      Consolidated gross profit, as a percentage of revenues, decreased from 38.8% to 31.2%, due primarily to the lower overall gross profits from hydraulic cylinders and other equipment. Gross profit from pneumatic tools and related equipment decreased from 41.1% to 40.3%, due to a less profitable product mix, lower volumes and a decrease in the value of the U.S. dollar as compared to the Japanese yen, which increased the cost of imported product. Gross profit from heating equipment increased from 34.1% to 34.8%, primarily as a result of a significant decrease in the cost of purchased raw materials. Gross profit from hardware increased from 26.9% to 27.8%, due to a more profitable product mix.

      Consolidated selling, general and administrative expenses increased 17.2%, from $6,498,331 to $7,616,167, primarily due to the addition of Green. Interest expense increased 147%, from $243,827 to $601,637, primarily as a result of the increase in long-term debt related to the acquisition of Green in September of 1998 and an increase in short-term borrowings to fund working capital needs.

      Effective tax rates for the quarters ended June 30, 1999 and 1998 were 38.2% and 37.5%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      The Company gauges its liquidity and financial stability by the measurements shown in the following table (dollar amounts in thousands):

                              JUNE 30,     DECEMBER 31,    JUNE 30,
                               1999            1998          1998
                             ---------     ------------    ---------
    Working Capital          $  15,420        $  15,994    $  17,357
    Current Ratio            1.89 to 1        2.24 to 1    3.02 to 1
    Shareholders' Equity     $  26,184        $  24,450    $  22,080

      During the six months ended June 30, 1999, accounts receivable increased by approximately $851,000. This increase was primarily due to an increase in accounts receivable at Florida Pneumatic of approximately $1,487,000 and an offsetting decrease in accounts receivable at Green of approximately $505,000. Florida Pneumatic's accounts receivable at December 31, 1998 were extremely low because of particularly strong collections in December and Green's accounts receivable at June 30, 1999 were low due to very strong collections in June. Inventories increased by approximately $4,764,000, primarily as the result, at Florida Pneumatic, of significantly lower than expected sales and preparation for fall promotions. Short-term borrowings increased by approximately $4,500,000 and accounts payable increased by approximately $550,000, both primarily due to the increase in inventories.

      On July 26, 1999, the Company renewed its Credit Agreement, which provides the Company with various credit facilities, including revolving credit loans, term loans for acquisitions and a foreign exchange line. The revolving credit loan facility provides a total of $12,000,000, with various sublimits, for direct borrowings, letters of credit, bankers' acceptances and equipment loans. At June 30, 1999, there were direct borrowings totalling $8,000,000 outstanding against this facility. There was also a commitment at June 30, 1999 of approximately $370,000 for open letters of credit.

      The term loan facility provides a commitment of $15,000,000 to finance acquisitions subject to the lending bank's approval. As noted below, $10,000,000 of this facility was used to help finance the acquisition of Green and there was $4,500,000 still outstanding against this facility at June 30, 1999. There was also a standby letter of credit totalling approximately $971,000 outstanding against this facility at June 30, 1999. This standby letter of credit was used to secure the Economic Development Revenue Bond assumed as part of the acquisition of Green.

      The foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding at June 30, 1999 was approximately $1,645,000.

      The Company's Credit Agreement is subject to annual review by the lending bank. Under the Credit Agreement, the Company is required to adhere to certain financial covenants. At June 30, 1999, and for the six months then ended, the Company satisfied all of these covenants.

      On September 16, 1998, the Company acquired certain assets and liabilities of Green Manufacturing, Inc. for $10,500,000, including the assumption of $1,095,000 of an outstanding Economic Development Revenue Bond issued by Wood County, Ohio. The acquisition was financed with $500,000 in working capital funds and a $10,000,000 7-year term loan under the Credit Agreement. This loan bears interest at LIBOR plus 175 basis points and is payable with interest only for up to one year at the Company's discretion. The 30 day LIBOR at June 30, 1999 was approximately 5.0%. As of June 30, 1999, $5,500,000 of the loan had been repaid. The Economic Development Revenue Bond was issued on November 16, 1994 and provides for annual retirement payments each November 1, over a 10-year period. The Bond bears interest at variable rates. The interest rate at June 30, 1999 was approximately 3.8%. At June 30, 1999, the balance outstanding on the Bond was $955,000.

      The Company, through Florida Pneumatic, imports a significant amount of its purchases from Japan, with payment due in Japanese yen. As a result, the Company is subject to the effects of foreign currency exchange fluctuations. The Company uses a variety of techniques to mitigate any adverse effects from these fluctuations, including increasing its selling prices, obtaining price reductions from its overseas suppliers, using alternative supplier sources and entering into foreign currency forward contracts. See "Item 3, Quantitative and Qualitative Disclosures About Market Risk."

      Capital spending for the six months ended June 30, 1999 was approximately $1,271,000. The total amount was provided from working capital. Capital expenditures for the rest of 1999 are expected to total approximately $1,000,000, some of which may be financed under the Company's Credit Agreement. Included in the expected total for the rest of 1999 are capital expenditures relating to new products, expansion of existing product lines and replacement of old equipment.

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

      The Company categorizes its Y2K efforts as follows: hardware, software, embedded processors, vendors and customers. Progress in assessing and remediating information technology systems (hardware and software) and non-information technology systems (embedded processors) continues to be tracked in phases including assessment, identification of non-compliant systems, remediation, testing and verification. Hardware, software and embedded processors have been assessed and remediation is in progress. The Company's Y2K project is progressing and a large portion of its internal remediation work was completed at June 30, 1999. The Company is using internal and external resources to remediate and test its systems.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risks, which include changes in U.S. and international exchange rates, the prices of certain commodities and currency rates as measured against the U.S. dollar and each other. The Company attempts to reduce the risks related to foreign currency fluctuation by utilizing financial instruments.

      The value of the U.S. dollar affects the Company's financial results. Changes in exchange rates may positively or negatively affect the Company's gross margins and operating expenses. The Company engages in hedging programs aimed at limiting, in part, the impact of currency fluctuations. Using primarily forward exchange contracts, the Company hedges some of those transactions that, when remeasured according to generally accepted accounting principles, impact the income statement. Factors that could impact the effectiveness of the Company's programs include volatility of the currency markets and availability of hedging instruments. All currency contracts that are entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation. The Company does not buy or sell financial instruments for trading purposes. Although the Company maintains these programs to reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a weakening exchange rate against currencies in which the Company incurs costs, the Company's costs are adversely affected. At June 30, 1999, the Company held open hedge forward contracts to deliver approximately $1,645,000 of Japanese Yen. The potential loss in value of the Company's net investment in foreign currency forward contracts resulting from a hypothetical 10 percent adverse change in foreign currency exchange rates at June 30, 1999 is approximately $184,000.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            The Registrant is not a party to any litigation that is expected to have a material adverse effect on its business.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            On May 26, 1999, the Registrant held its Annual Meeting of Stockholders, at which two proposals were voted upon: (i) Election of Directors; and (ii) the Appointment of Auditors.

            The following persons wee duly elected to serve, subject to the Company's Bylaws, as directors of the Company until the next Annual Meeting, or until election and qualification of their successors:

                                    Votes in Favor     Votes Withheld
                                    --------------     --------------
               Robert L. Dubofsky        2,834,269                  0
               Neil Novikoff             2,834,269                  0
               Marc A. Utay              2,834,069                  0

            The appointment of BDO Seidman, LLP as the Company's Auditors was ratified by 2,832,058 votes in favor and 4,267 votes against.

            There were no broker non-votes pertaining to these proposals.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  See "Exhibit Index" immediately following the signature page.


            (b)   Reports on Form 8-K

                  No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1999.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 P & F INDUSTRIES, INC.
                                 (Registrant)


                                 By    /s/ Joseph A. Molino, Jr.
                                    -------------------------------
                                         Joseph A. Molino, Jr.
                                            Vice President
Dated: August 16, 1999               (Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT
NO.
---

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

4.3 Credit Agreement, dated as of July 23, 1998, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, a Florida corporation, Embassy Industries, Inc., a New York corporation, and European American Bank, a New York banking corporation (Incorporated by reference to Exhibit
      4.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

4.4 Amendment No. 1 to Credit Agreement, dated as of September 16, 1998, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, a Florida corporation, Embassy Industries, Inc., a New York corporation, Green Manufacturing, Inc., a Delaware corporation, and European American Bank, a New York banking corporation (Incorporated by reference to Exhibit
      4.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

4.5 Amendment No. 2 to Credit Agreement, dated as of July 28, 1999, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, a Florida corporation, Embassy Industries, Inc., a New York corporation, Green Manufacturing, Inc., a Delaware corporation, and European American Bank, a New York banking corporation.

4.6 Certain instruments defining the rights of holders of the long-term debt securities of the Registrant are omitted pursuant to Section
      (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant agrees to furnish supplementally copies of these instruments to the Commission upon request.

27 Financial Data Schedules (submitted to the Securities and Exchange Commission in electronic format).

                             P & F INDUSTRIES, INC.
                                   EXHIBIT 4.5
                        =================================

                                 AMENDMENT NO. 2
                                       TO
                                CREDIT AGREEMENT

      THIS AMENDMENT NO. 2 is entered into as of July 28, 1999 (the "Amendment"), by and among P&F INDUSTRIES, INC., a Delaware corporation ("P&F), FLORIDA PNEUMATIC MANUFACTURING CORPORATION, a Florida corporation ("Florida Pneumatic"), EMBASSY INDUSTRIES, INC., a New York corporation ("Embassy") and GREEN MANUFACTURING, INC., a Delaware corporation ("Green") (P&F, Florida Pneumatic, Embassy and Green, the "Co-Borrowers"), and EUROPEAN AMERICAN BANK, a New York banking corporation (the "Bank").

                                   BACKGROUND

      The Co-Borrowers and the Bank are parties to a Credit Agreement, dated as of July 23, 1998 (as same has been and may be further amended, restated, supplemented or modified, from time to time, the "Credit Agreement"), pursuant to which the Bank provides the Co-Borrowers with certain financial accommodations.

      The Co-Borrowers have requested that the Bank (i) extend the term through July 27, 2000, (ii) increase the Revolving Credit Commitment and the Term Loan Commitment for the period commencing the date hereof through and including January 31, 2000 and (iii) amend certain provisions of the Credit Agreement, and the Bank is willing to do so on the terms and conditions hereinafter set forth. Capitalized terms used herein and not defined herein shall have the meanings given to them in the Credit Agreement.

      Accordingly, in consideration of the premises and of the mutual covenants and agreements hereinafter set forth, the parties hereto agree as follows:

                                   ARTICLE I.
                         AMENDMENTS TO CREDIT AGREEMENT.

      Section 1.1. Section 1.1 of the Credit Agreement is hereby amended as follows:

            a. The following defined terms are hereby added in their appropriate alphabetical order:

            "Amendment No. 2" shall mean Amendment No. 2 to Credit Agreement among the Co-Borrowers and the Bank dated as of the Amendment No. 2 Effective Date.

            "Amendment No. 2 Effective Date" shall mean July 28, 1999.

            "Authorized Acquisitions" shall mean the acquisition by a Co-Borrower of all of the issued and outstanding stock or substantially all of the assets of such corporations as shall have been previously identified by such Co-Borrower in writing to the Bank and approved by the Bank.

            "Step-Up Period" shall mean the period commencing the Amendment No. 2 Effective Date through and including January 31, 2000.

            b. The following defined terms are hereby amended in their entirety to provide as follows:

            "Revolving Credit Commitment" shall mean the Bank's obligation to make Revolving Credit Loans to the Co-Borrowers pursuant to Section
            2.01 hereof in an aggregate principal amount not to exceed (a) $17,000,000, during the Step-Up Period and (b) $12,000,000, at any time thereafter.

            "Revolving Credit Note" shall mean the second amended and restated promissory note of the Co-Borrowers in the form attached as Exhibit A to Amendment No. 2 evidencing the Revolving Credit Loans, as the same may be amended, supplemented, restated or otherwise modified, from time to time.

            "Revolving Credit Termination Date" shall mean the earlier of (i) July 27, 2000 or (ii) the date on which the Revolving Credit Commitment shall have been terminated hereunder.

            "Term Loan Commitment" shall mean the Bank's obligation to make Term Loans to the Co-Borrowers pursuant to Section 2.04 hereof in an aggregate principal amount equal to the difference between (a) (i) $18,000,000, during the Step-Up Period or (ii) $15,000,000, at any time thereafter and (b) the Green Letter of Credit Outstanding.

            "Term Loan Commitment Maturity Date" shall mean July 27, 2000.

            c. The definition of the term "Interest Period" is hereby amended as follows: (a) subparagraph (a) thereof shall be amended to add the word "two" immediately after the word "one" on the second line thereof and (b) subparagraph
(b) thereof shall be amended to add the word "two" immediately after the word "one" on the third line thereof.

      Section 1.3. Section 2.04 of the Credit Agreement is hereby amended by adding a new subsection (c) at the end thereof as follows:

            "(c) Notwithstanding anything to the contrary in this Agreement or in any Loan Document, any increase in the amount of the Term Loan Commitment during the Step-Up Period, shall be used solely with respect to the Authorized Acquisitions."

      Section 1.4. Section 3.03 of the Credit Agreement is hereby amended by (a) adding an "(a)" immediately before the phrase "The Co-Borrowers" on the first line thereof and (b) adding a new subsection (b) at the end thereof as follows:

            "(b) In the event that (a) the Aggregate Outstandings exceed the Revolving Credit Commitment or (b) the Aggregate Term Loan Outstandings exceed the Term Loan Commitment, the Co-Borrowers shall immediately pay or prepay so much of the Loans as shall be necessary in order for the Aggregate Outstandings and the Aggregate Term Loan Outstandings to be in compliance with the Revolving Credit Commitment and the Term Loan Commitment, respectively.

      Section 1.5. Section 5.03(b) of the Credit Agreement is hereby amended in its entirety to provide as follows:

            "(b) CONSIDERATION. The aggregate consideration, including, without limitation, cash, notes, stock, transaction costs, guarantees and other contingent obligations, liabilities and Indebtedness, in the event of an acquisition of assets, liabilities assumed, compensation to be paid to former shareholders of the seller pursuant to employment agreements, consulting agreements or non-compete agreements, fees, earn-out provisions, any deferred portions of the purchase price or any other costs paid in connection with any and all such acquisitions (other than the Green Acquisition and the Authorized Acquisitions), shall not exceed $5,000,000."

      Section 1.5. Section 7.12(b) of the Credit Agreement is hereby amended in its entirety to provide as follows:

            "(b) MINIMUM CAPITAL BASE. Maintain a Consolidated Capital Base (i) during the period commencing with the Amendment No. 2 Effective Date through and including December 30, 1999, of at least (A) $10,000,000 at all times prior to the closing of all Authorized Acquisitions and (B) $8,750,000, at all times following the closing of all Authorized Acquisitions and (ii) on December 31, 1999 and at all times thereafter, of at least $10,000,000.

      Section 1.6. Exhibit A to the Credit Agreement is hereby amended in its entirety and replaced with Exhibit A attached to Amendment No. 2.

                                   ARTICLE II.
                           CONDITIONS OF EFFECTIVENESS

      Section 2.1. This Amendment shall become effective as of the Amendment No. 2 Effective Date, upon receipt by the Bank of each of the following documents, each in form and substance satisfactory to the Bank and its counsel:

            a. this Amendment, the second amended and restated Revolving Credit Note and the amended and restated Term Loan Note, each executed by each Co-Borrower in favor of the Bank;

            b. a certificate of the Secretary of each of Co-Borrowers, dated as of the Amendment No. 2 Effective Date, certifying (A) the names and true signatures of the officers of such entity authorized to sign this Amendment, the other Loan Documents and any other documents to be delivered by such entity under this Amendment, (B) that attached thereto is a true and a complete copy of resolutions adopted by the Board of Directors authorizing the execution, delivery and performance of this Amendment and each other Loan Document to which it is a party and (C) that neither its Certificate of Incorporation nor By-laws have been amended since the Closing Date;

            c. a certificate of a duly authorized officer of each of the Co-Borrowers, dated as of the Amendment No. 2 Effective Date, stating that the representations and warranties in Article 4 are true and correct on such date as though made on and as of such date and that no event has occurred and is continuing which constitutes a Default or Event of Default;

            d. the Reaffirmation Agreement, in the form attached hereto as
EXHIBIT I, duly executed by each Co-Borrower;

            e. such other documents, instruments, agreements, approvals, opinions and evidence as the Bank may reasonably require.

                                  ARTICLE III.
           REPRESENTATIONS AND WARRANTIES; EFFECT ON CREDIT AGREEMENT.

      Section 3.1. Each Co-Borrower hereby represents and warrants as follows:

            a. This Amendment and the Credit Agreement, as amended hereby, constitute legal, valid and binding obligations of the Co-Borrowers and are enforceable against the Co-Borrowers in accordance with their respective terms.

            b. Upon the effectiveness of this Amendment, the Co-Borrowers hereby reaffirm all covenants, representations and warranties made in the Credit Agreement to the extent that the same are not amended hereby and each Co-Borrower agrees that all such covenants, representations and warranties shall be deemed to have been remade as of the Amendment No. 2 Effective Date.

            c. No Default or Event of Default has occurred and is continuing or would exist after giving effect to this Amendment.

            d. No Co-Borrower has any defense, counterclaim or offset with respect to the Credit Agreement.

      Section 3.2. EFFECT ON CREDIT AGREEMENT.

            a. Upon the effectiveness of this Amendment, each reference in the Credit Agreement to "this Agreement", "hereunder", "hereof", "herein" or words of like import shall mean and be a reference to the Credit Agreement as amended hereby.

            b. Except as specifically amended herein, the Credit Agreement, and all other documents, instruments and agreement executed and/or delivered in connection therewith, shall remain in full force and effect, and are hereby ratified and confirmed.

            c. The execution, delivery and effectiveness of this Amendment shall not operate as a waiver of any right, power or remedy of the Bank, nor constitute a waiver of any provision of the Credit Agreement, or any other documents, instruments or agreements executed and/or delivered under or in connection therewith.

                                   ARTICLE IV.
                                 MISCELLANEOUS.

      Section 4.1. This Amendment shall be governed by and construed in accordance with the laws of the State of New York.

      Section 4.2. Section headings in this Amendment are included herein for convenience of reference only and shall not constitute a part of this Amendment for any other purpose.

      Section 4.3. This Amendment may be executed in one or more counterparts, each of which shall constitute an original, and all of which, taken together, shall be deemed to constitute one and the same agreement.

      IN WITNESS WHEREOF, the Co-Borrowers and the Bank have caused this Amendment to be duly executed by their duly authorized officers as of the day and year first above written.

                              P&F INDUSTRIES, INC.


                              By:
                                 ------------------------------------------
                                  Joseph A. Molino, Vice President

                              FLORIDA PNEUMATIC MANUFACTURING CORPORATION


                              By:
                                 ------------------------------------------
                                  Joseph A. Molino, Vice President

                              EMBASSY INDUSTRIES, INC.


                              By:
                                 ------------------------------------------
                                  Joseph A. Molino, Vice President

                              GREEN MANUFACTURING, INC.


                              By:
                                 ------------------------------------------
                                  Joseph A. Molino, Vice President

                              EUROPEAN AMERICAN BANK


                              By:
                                 ------------------------------------------
                                  Anthony V. Pantina, Vice President

                                                                       EXHIBIT A

               FORM OF AMENDED AND RESTATED REVOLVING CREDIT NOTE

$17,000,000.00                                               Uniondale, New York
                                                                   July 28, 1999

            FOR VALUE RECEIVED, P&F INDUSTRIES, INC., a Delaware corporation ("P&F"), FLORIDA PNEUMATIC MANUFACTURING CORPORATION, a Florida corporation ("Florida Pneumatic"), EMBASSY INDUSTRIES, INC., a New York corporation ("Embassy") and GREEN MANUFACTURING, INC., a Delaware corporation ("Green", and collectively with P&F, Florida Pneumatic and Embassy, the "Co-Borrowers"), promise to pay to the order of EUROPEAN AMERICAN BANK (the "Bank"), on or before the Revolving Credit Termination Date, SEVENTEEN MILLION DOLLARS ($17,000,000.00) or, if less, the unpaid principal amount of all Revolving Credit Loans made by the Bank to the Co-Borrowers under the Credit Agreement referred to below.

            The Co-Borrowers promise to pay interest on the unpaid principal amount hereof from the date hereof until paid in full at the rates and at the times which shall be determined, and to make principal repayments on this Note at the times which shall be determined, in accordance with the provisions of the Credit Agreement referred to below.

            This Note is the "Revolving Credit Note" referred to in the Credit Agreement dated as of July 23, 1998 among the Co-Borrowers and the Bank (as the same has been and may be further amended, modified or supplemented from time to time, the "Credit Agreement") and is issued pursuant to and entitled to the benefits of the Credit Agreement to which reference is hereby made for a more complete statement of the terms and conditions under which the Revolving Credit Loans evidenced hereby were made and are to be repaid. Capitalized terms used herein without definition shall have the meanings set forth in the Credit Agreement.

            The Bank shall record the date, Type and amount of each Revolving Credit Loan and the date and amount of each payment or prepayment of principal of each Revolving Credit Loan on the grid schedule annexed to this Note; PROVIDED, HOWEVER, that the failure of the Bank to set forth such Revolving Credit Loans, payments and other information on the attached grid schedule shall not in any manner affect the obligation of the Co-Borrowers to repay the Revolving Credit Loans made by the Bank in accordance with the terms of this Note.

            This Note is subject to prepayment as provided in Section 3.03.

            Upon the occurrence of an Event of Default the unpaid balance of the principal amount of this Note together with all accrued but unpaid interest thereon, may become, or may be declared to be, due and payable in the manner, upon the conditions and with the effect provided in the Credit Agreement.

            All payments of principal and interest in respect of this Note shall be made in lawful money of the United States of America in same day funds at the office of the Bank located at the Bank's Payment Office or at such other place as shall be designated in writing for such purpose in accordance with the terms of the Credit Agreement.

            No reference herein to the Credit Agreement and no provision of this Note or the Credit Agreement shall alter or impair the obligation of the Co-Borrowers, which is absolute and unconditional, to pay the principal of and interest on this Note at the place, at the respective times, and in the currency herein prescribed.

            This Note amends and restates in its entirety and given in substitution for, but not in satisfaction of, that certain Amended and Restated Revolving Credit Note, dated September 16, 1998, issued by the Co-Borrowers in favor of the Bank in the original principal sum of $12,000,000, and is entitled to the benefits of the Credit Agreement and the Loan Documents and is subject to all of the agreements, terms and conditions therein contained.

            Each Co-Borrower and each endorser of this Note waive diligence, presentment, protest, demand, and notice of any kind in connection with this Note.

            THIS NOTE SHALL BE GOVERNED BY, AND SHALL BE CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK WITHOUT REGARD TO PRINCIPLES OF CONFLICTS OF LAW.

            IN WITNESS WHEREOF, each Co-Borrower has caused this Note to be executed and delivered by its duly authorized officer, as of the day and year and at a place first above written.

P&F INDUSTRIES, INC.                FLORIDA PNEUMATIC
                                    MANUFACTURING CORPORATION


By:______________________           By:______________________
Name: Joseph A. Molino, Jr.         Name: Joseph A. Molino, Jr.
Title: Vice President               Title: Vice President

EMBASSY INDUSTRIES, INC.            GREEN MANUFACTURING, INC.


By:______________________           By:______________________
Name: Joseph A. Molino, Jr.         Name: Joseph A. Molino, Jr.
Title: Vice President               Title: Vice President

                                SCHEDULE OF LOANS

                                                                  Amount of
Date    Type                        Principal                     Principal
of      of        Interest          Amount of         Maturity    Paid or
Loan    Loan      Rate              Loan              of Loan     Unpaid
----    ----      ----              ----              -------     ------

                                    EXHIBIT I

                  FORM OF REAFFIRMATION AND AMENDMENT AGREEMENT

                                                                   July 28, 1999

EUROPEAN AMERICAN BANK
730 Veterans Memorial Highway
Hauppauge, New York 11788

Gentlemen:

            Reference is hereby made to (a) each Security Agreement, dated as of July 23, 1998, by and between European American Bank (the "Secured Party") and each of P&F Industries, Inc. ("P&F"), Florida Pneumatic Manufacturing Corporation ("Florida Pneumatic"), Embassy Industries, Inc. ("Embassy") and Green Manufacturing, Inc. ("Green") (P&F, Florida Pneumatic, Embassy and Green, collectively, the "Co-Borrowers") (as each has been or may be amended, restated, modified or supplemented, from time to time, collectively, the "Security Agreements"), (b) the Pledge Agreement, dated as of July 23, 1998, by and between the Debtor and the Secured Party (as same has been and may be further amended, restated, modified or supplemented, from time to time, the "Pledge Agreement") and (c) Amendment No. 2 to Credit Agreement, dated as of the date hereof, by and among Secured Party and the Co-Borrowers (the "Amendment"). Capitalized terms not otherwise defined herein shall have the meanings given to them in the Security Agreement.

            In connection with the foregoing and as a condition precedent to the effectiveness of the Amendment, each Co-Borrower hereby acknowledges and confirms that (a) all terms and provisions contained in their respective Security Agreement and, with respect to P&F, the Pledge Agreement, are and shall remain, in full force and effect in accordance with their respective terms, and are hereby ratified and confirmed and (b) the liens heretofore granted, pledged and/or assigned to the Bank as security for the Co-Borrowers' obligations under the respective Security Agreements and the Credit Agreement shall not be impaired, limited or affected in any manner whatsoever by reason of the Amendment.

            Except as expressly provided herein, the execution, delivery and effectiveness of this letter shall not operate as a waiver of any right, power or remedy of the Bank, nor constitute a waiver of any provision of the Credit Agreement, any Security Agreement and, with respect to P&F, the Pledge Agreement, or any other documents, instruments and agreements executed and/or delivered thereunder or in connection therewith.

            If you are in agreement with the foregoing, kindly execute this agreement in the space provided for below.

            IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed and delivered as of the date first above written.

                                    P&F INDUSTRIES, INC.
                                    FLORIDA PNEUMATIC MANUFACTURING
                                    CORPORATION
                                    EMBASSY INDUSTRIES, INC.
                                    GREEN MANUFACTURING CORPORATION


                                    By:_____________________________
                                       Name:  Joseph A. Molino, Jr.
                                       Title: The Vice President of each
                                              of the foregoing corporations

ACKNOWLEDGED AND AGREED

EUROPEAN AMERICAN BANK


By:_____________________
Name:  Anthony V. Pantina
Title: Vice President