Form 10-Q
period 1999-09-30
P&F INDUSTRIES INC
filed 1999-11-10
CIK 75340

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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


      As of November 10, 1999, there were outstanding 3,504,945 shares of the Registrant's Class A Common Stock, par value $1.00 per share.

                             P & F INDUSTRIES, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                TABLE OF CONTENTS

                                                                         PAGE
PART I                                                                   ----

Item 1.     Financial Statements

              Consolidated Balance Sheets as of
                September 30, 1999 and December 31, 1998                1 - 2

              Consolidated Statements of Income for
                the three months and nine months ended
                September 30, 1999 and 1998                                 3

              Consolidated Statement of Shareholders' Equity
                for the nine months ended September 30, 1999                4

              Consolidated Statements of Cash Flows for the
                nine months ended September 30, 1999 and 1998           5 - 6

              Notes to Consolidated Financial Statements               7 - 12

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     13 - 18

Item 3.     Quantitative and Qualitative Disclosures About
              Market Risk                                                  19

PART II

Item 1.     Legal Proceedings                                              20

Item 2.     Changes in Securities and Use of Proceeds                      20

Item 3.     Defaults Upon Senior Securities                                20

Item 4.     Submission of Matters to a Vote of Security Holders            20

Item 5.     Other Information                                              20

Item 6.     Exhibits and Reports on Form 8-K                               20


SIGNATURES                                                                 21

EXHIBIT INDEX                                                              22

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                     =======================================

                                          SEPTEMBER 30,  DECEMBER 31,
                                              1999           1998
                                          ------------   ------------
   ASSETS
   ------
CURRENT:
  Cash                                    $    593,308   $  2,280,788
  Accounts receivable, less allowance
    for possible losses of $494,461
    in 1999 and $498,669 in 1998            14,194,026      8,542,204
  Inventories                               26,454,559     17,021,475
  Deferred income taxes                        507,000        507,000
  Prepaid expenses and other assets            883,928        586,913
                                          ------------   ------------
      TOTAL CURRENT ASSETS                  42,632,821     28,938,380
                                          ------------   ------------

PROPERTY AND EQUIPMENT:
  Land                                       1,182,939      1,182,939
  Buildings and improvements                 5,882,280      5,773,608
  Machinery and equipment                   11,262,717      9,724,919
                                          ------------   ------------
                                            18,327,936     16,681,466
  Less accumulated depreciation
    and amortization                         7,049,293      6,052,899
                                          ------------   ------------
      NET PROPERTY AND EQUIPMENT            11,278,643     10,628,567
                                          ------------   ------------

GOODWILL, net of accumulated
  amortization of $1,419,922 in
  1999 and $1,190,040 in 1998                8,045,037      8,274,918

OTHER ASSETS                                   203,902        236,614
                                          ------------   ------------
      TOTAL ASSETS                        $ 62,160,403   $ 48,078,479
                                          ============   ============

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                   (CONTINUED)
                     =======================================

                                          SEPTEMBER 30,  DECEMBER 31,
                                              1999           1998
                                          ------------   ------------
   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
CURRENT LIABILITIES:
  Short-term borrowings                   $ 12,500,000   $  3,500,000
  Accounts payable                           8,800,171      4,844,403
  Accruals:
    Compensation                             2,017,601      1,944,960
    Other                                    2,307,973      2,130,026
  Current maturities of long-term debt         944,980        524,974
                                          ------------   ------------
      TOTAL CURRENT LIABILITIES             26,570,725     12,944,363

LONG-TERM DEBT, less current maturities      7,670,228     10,193,064

DEFERRED INCOME TAXES                          491,000        491,000
                                          ------------   ------------
                                            34,731,953     23,628,427
                                          ------------   ------------

SHAREHOLDERS' EQUITY:
  Common stock:
    Class A - $1 par; shares authorized
      7,000,000; outstanding 3,504,945
      and 3,239,345                          3,504,945      3,239,345
    Class B - $1 par; shares authorized
      2,000,000                                     --             --
  Additional paid-in capital                 8,282,602      8,020,677
  Retained earnings                         16,139,403     13,190,030
  Treasury stock,
    at cost (49,235 shares)                   (498,500)            --
                                          ------------   ------------
      TOTAL SHAREHOLDERS' EQUITY            27,428,450     24,450,052
                                          ------------   ------------
      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY              $ 62,160,403   $ 48,078,479
                                          ============   ============

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                     =======================================

                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                              SEPTEMBER 30,               SEPTEMBER 30,
                                           ------------------          ------------------
                                           1999          1998          1999          1998
                                       ------------  ------------  ------------  ------------
REVENUES:
  Net sales                            $ 20,219,270  $ 13,915,613  $ 54,983,995  $ 38,223,141
  Other                                     139,109       203,076       574,809       434,044
                                       ------------  ------------  ------------  ------------
                                         20,358,379    14,118,689    55,558,804    38,657,185
                                       ------------  ------------  ------------  ------------

COSTS AND EXPENSES:
  Cost of sales                          14,027,734     8,757,041    38,232,924    23,783,501
  Selling, administrative and general     3,987,012     3,241,260    11,603,179     9,739,591
  Interest - net                            371,691       160,669       973,328       404,496
                                       ------------  ------------  ------------  ------------
                                         18,386,437    12,158,970    50,809,431    33,927,588
                                       ------------  ------------  ------------  ------------

INCOME BEFORE TAXES ON INCOME             1,971,942     1,959,719     4,749,373     4,729,597

TAXES ON INCOME                             738,000       739,000     1,800,000     1,778,000
                                       ------------  ------------  ------------  ------------

NET INCOME                             $  1,233,942  $  1,220,719  $  2,949,373  $  2,951,597
                                       ============  ============  ============  ============

Weighted average common
  shares outstanding:
    Basic                                 3,455,208     3,240,469     3,340,868     3,197,301

    Diluted                               3,718,914     3,723,588     3,727,195     3,688,497


Earnings per share of common stock:
  Basic                                       $ .35         $ .38         $ .88         $ .92

  Diluted                                     $ .33         $ .33         $ .79         $ .80

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                 ==============================================

                                              ADDITIONAL
                                   COMMON       PAID-IN     RETAINED    TREASURY
                                    STOCK       CAPITAL     EARNINGS      STOCK
                                -----------  -----------  ------------  ---------
Balance, January 1, 1999        $ 3,239,345  $ 8,020,677  $ 13,190,030  $      --

Net income for the nine months
  ended September 30, 1999               --           --     2,949,373         --

Exercise of stock options,
  265,600 shares                    265,600      261,925            --         --

Common stock received on
  exercise of stock options,
  49,235 shares                          --           --            --   (498,500)
                                -----------  -----------  ------------  ---------
Balance, September 30, 1999     $ 3,504,945  $ 8,282,602  $ 16,139,403 ($ 498,500)
                                ===========  ===========  ============  =========

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                     =======================================

                                               NINE MONTHS ENDED
                                                 SEPTEMBER 30,
                                              ------------------
                                              1999          1998
                                          ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $  2,949,373  $  2,951,597
                                          ------------  ------------

  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization          1,236,266       648,825
      Provision for losses on
        accounts receivable                      4,481        16,690
  Decrease (increase):
    Accounts receivable                     (5,656,303)     (283,525)
    Inventories                             (9,433,084)   (4,787,856)
    Prepaid expenses and other assets         (297,015)     (189,297)
    Other assets                                22,721           158
  Increase (decrease):
    Accounts payable                         3,955,768       541,949
    Accruals and other                         250,588       725,158
                                          ------------  ------------
      Total adjustments                     (9,916,578)   (3,327,898)
                                          ------------  ------------
        Net cash used in
          operating activities              (6,967,205)     (376,301)
                                          ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                      (1,646,470)     (750,451)
  Purchase of Green Manufacturing, Inc.             --   (10,693,286)
                                          ------------  ------------
        Net cash used in
          investing activities              (1,646,470)  (11,443,737)
                                          ------------  ------------

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)
                     =======================================

                                               NINE MONTHS ENDED
                                                 SEPTEMBER 30,
                                              ------------------
                                              1999          1998
                                          ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings       10,500,000    16,053,023
  Repayments of short-term borrowings       (1,500,000)  (13,703,672)
  Proceeds from acquisition loan                    --    10,000,000
  Proceeds from mortgage refinancing         1,800,000            --
  Principal payments on long-term debt      (3,902,830)     (156,931)
  Proceeds from exercise of stock options       29,025       228 938
  Redemption of subordinated debentures             --    (1,369,200)
                                          ------------  ------------
        Net cash provided by
          financing activities               6,926,195    11,052,158
                                          ------------  ------------


NET (DECREASE) INCREASE IN CASH             (1,687,480)     (767,880)

CASH AT BEGINNING OF PERIOD                  2,280,788     2,092,244
                                          ------------  ------------

CASH AT END OF PERIOD                     $    593,308  $  1,324,364
                                          ============  ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid during the period for:

      Income taxes                        $  1,625,300  $  1,700,876
                                          ============  ============


      Interest                            $  1,010,770  $    413,362
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


NOTE 2 - INVENTORIES

      Major classes of inventory were as follows:

                                    SEPTEMBER 30,   DECEMBER 31,
                                        1999            1998
                                    ------------    ------------
       Finished goods               $ 20,624,514    $ 13,141,218
       Work in process                 1,211,869         435,453
       Raw materials and supplies      4,618,176       3,444,804
                                    ------------    ------------
                                    $ 26,454,559    $ 17,021,475
                                    ============    ============


NOTE 3 - CAPITAL STOCK TRANSACTIONS

      On June 1, 1999, an officer of the Company surrendered 49,235 shares of Class A Common Stock, with a fair value of $498,500, in connection with the exercise of stock options for 250,000 shares of Class A Common Stock.


NOTE 4 - ACQUISITION

      On September 16, 1998, the Company acquired certain assets, and assumed certain liabilities, of Green Manufacturing, Inc., an Ohio corporation and a manufacturer of custom-engineered hydraulic cylinders, prefabricated stairways and platforms and tractor-mounted post hole diggers. The purchase price for the acquisition was $10,500,000 in cash, $10,000,000 of which was provided by an acquisition loan made pursuant to a Credit Agreement, dated as of July 23, 1998, as amended, between the Company and European American Bank (the "Credit Agreement"). The balance of $500,000 was provided by working capital funds. The purchase price of $10,500,000 included $50,000 in consideration of a covenant not to compete.

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

                                                NINE MONTHS ENDED
                                                  SEPTEMBER 30,
                                            -------------------------
                                                1999          1998
                                            -----------   -----------
   Revenues                                 $55,558,804   $52,573,656
                                            ===========   ===========

   Net income                               $ 2,949,373   $ 3,069,380
                                            ===========   ===========

   Earnings per share of common stock
     from continuing operations:
       Basic                                      $ .88         $ .96
                                                  =====         =====

       Diluted                                    $ .79         $ .83
                                                  =====         =====

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE 5 - SEGMENTS OF BUSINESS

      The following tables present financial information by segment for the periods ended September 30, 1999 and 1998. Segment profit excludes general corporate expenses, interest expense and income taxes. There were no intersegment revenues.

                                  PNEUMATIC
                                  TOOLS AND
NINE MONTHS ENDED         CON-     RELATED   HYDRAULIC   HEATING
 SEPTEMBER 30, 1999    SOLIDATED  EQUIPMENT  CYLINDERS  EQUIPMENT  HARDWARE
-------------------    ---------  ---------  ---------  ---------  --------
   (In thousands)
 Revenues from
   external customers  $  55,559  $  29,016  $  15,295  $   6,841  $ 4,407
                       =========  =========  =========  =========  =======

 Segment profit        $   7,982  $   6,501  $     729  $     303  $   449
                       =========  =========  =========  =========  =======

                                  PNEUMATIC
                                  TOOLS AND
NINE MONTHS ENDED         CON-     RELATED   HYDRAULIC   HEATING
 SEPTEMBER 30, 1998    SOLIDATED  EQUIPMENT  CYLINDERS  EQUIPMENT  HARDWARE
-------------------    ---------  ---------  ---------  ---------  --------
   (In thousands)
 Revenues from
   external customers  $  38,657  $  27,932  $   1,044  $   6,511  $ 3,170
                       =========  =========  =========  =========  =======

 Segment profit        $   7,128  $   6,461  $     100  $     259  $   308
                       =========  =========  =========  =========  =======

                                  PNEUMATIC
                                  TOOLS AND
THREE MONTHS ENDED        CON-     RELATED   HYDRAULIC   HEATING
 SEPTEMBER 30, 1999    SOLIDATED  EQUIPMENT  CYLINDERS  EQUIPMENT  HARDWARE
-------------------    ---------  ---------  ---------  ---------  --------
   (In thousands)
 Revenues from
   external customers  $  20,359  $  10,856  $   4,980  $   2,894  $ 1,629
                       =========  =========  =========  =========  =======

 Segment profit        $   3,155  $   2,652  $     126  $     235  $   142
                       =========  =========  =========  =========  =======

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE 5 - SEGMENTS OF BUSINESS (CONTINUED)

                                  PNEUMATIC
                                  TOOLS AND
THREE MONTHS ENDED        CON-     RELATED   HYDRAULIC   HEATING
 SEPTEMBER 30, 1998    SOLIDATED  EQUIPMENT  CYLINDERS  EQUIPMENT  HARDWARE
-------------------    ---------  ---------  ---------  ---------  --------
   (In thousands)
 Revenues from
   external customers  $  14,119  $   9,426  $   1,044  $   2,588  $ 1,061
                       =========  =========  =========  =========  =======

 Segment profit        $   2,672  $   2,291  $     100  $     182  $    99
                       =========  =========  =========  =========  =======

      The reconciliation of combined operating profits for reportable segments to consolidated income before income taxes is as follows:

                                               NINE MONTHS ENDED
                                                 SEPTEMBER 30,
                                            -----------------------
                                               1999         1998
                                            ----------   ----------
   Total profit for reportable segments     $7,981,890   $7,128,266

   General corporate expenses               (2,259,189)  (1,994,173)

   Interest expense                           (973,328)    (404,496)
                                            ----------   ----------

   Income before income taxes               $4,749,373   $4,729,597
                                            ==========   ==========

                                              THREE MONTHS ENDED
                                                 SEPTEMBER 30,
                                            -----------------------
                                               1999         1998
                                            ----------   ----------
   Total profit for reportable segments     $3,154,893   $2,672,746

   General corporate expenses                 (811,260)    (552,358)

   Interest expense                           (371,691)    (160,669)
                                            ----------   ----------

   Income before income taxes               $1,971,942   $1,959,719
                                            ==========   ==========

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE 6 - EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per common share:

                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                            SEPTEMBER 30,             SEPTEMBER 30,
                                         -------------------       -------------------
                                          1999         1998         1999         1998
                                      -----------  -----------  -----------  -----------
  Numerator:
    Numerator for basic and diluted
      earnings per common share -
      income available to common
      shareholders                    $ 1,233,942  $ 1,220,719  $ 2,949,373  $ 2,951,597
                                      ===========  ===========  ===========  ===========

  Denominator:
    Denominator for basic earnings
      per share - weighted average
      common shares outstanding         3,455,208    3,240,469    3,340,868    3,197,301

    Effect of dilutive securities:
      Common stock options                263,706      483,119      386,327      491,196
                                      -----------  -----------  -----------  -----------
    Denominator for diluted earnings
      per share - adjusted weighted
      average common shares and
      assumed conversions               3,718,914    3,723,588    3,727,195    3,688,497
                                      ===========  ===========  ===========  ===========


  Earnings per common share:
    Basic                                   $ .35        $ .38        $ .88        $ .92
                                            =====        =====        =====        =====

    Diluted                                 $ .33        $ .33        $ .79        $ .80
                                            =====        =====        =====        =====

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES
                     =======================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER ENDED SEPTEMBER 30, 1999 COMPARED WITH THIRD QUARTER ENDED SEPTEMBER 30, 1998

      Consolidated revenues increased 44.2%, from $14,118,689 to $20,358,379, due primarily to the acquisition of Green, which had revenues of $4,979,176 from hydraulic cylinders and other equipment in the third quarter of 1999, compared to $1,044,506 in 1998, for the period from September 16, 1998 to September 30, 1998.

      Revenues from pneumatic tools and related equipment increased 15.2%, from $9,425,651 to $10,856,349, due primarily to a special promotional sale totalling approximately $1,000,000 shipped to a large customer during the third quarter of 1999. Revenues from heating equipment increased 11.8%, from $2,587,738 to $2,894,313, due to strong sales of the standard baseboard product and significant growth in sales of the radiant line. Revenues from hardware increased 53.5%, from $1,061,230 to $1,628,541, due primarily to sales to a significant customer obtained in the fourth quarter of 1998. The selling prices of selected heating products were reduced in order to stimulate sales growth. Selling prices of hardware products were virtually unchanged, with the exception of one significant region where discounting was undertaken to maintain competitiveness.

      Consolidated gross profit, as a percentage of revenues, decreased from 38.0% to 31.1%, due primarily to the lower overall gross profits from hydraulic cylinders and other equipment. Gross profit from pneumatic tools and related equipment decreased from 42.1% to 40.4%, due to a decrease in the value of the U.S. dollar as compared to the Japanese yen, which raised the cost of imported product. This was partially offset by a more profitable product mix. Gross profit from hydraulic cylinders and other equipment decreased from 20.1% to 11.5%, due to decreased productivity of direct labor and an unfavorable product mix. The gross profit margins for hydraulic cylinders and other equipment for 1998 represent the results of operations for only the period from September 16, 1998, the date of the acquisition of Green, to September 30, 1998 and are not indicative of the results of operations for an entire quarter. Gross profit from heating equipment decreased from 34.5% to 34.1%, due to the reduction in selling prices noted above. Gross profit from hardware decreased from 27.8% to 23.9%, due to the price adjustments noted above, as well as to significant discounting on initial orders to new stores of a large customer.

      Consolidated selling, administrative and general expenses increased 23.0%, from $3,241,260 to $3,987,012. These expenses, however, decreased as a percentage of revenues, from 23.0% to 19.6%, due to the increased revenues and the reversal of an accrual of $200,000 related to two lawsuits that were settled for less than the reserved amount.

THIRD QUARTER ENDED SEPTEMBER 30, 1999 COMPARED WITH THIRD QUARTER ENDED SEPTEMBER 30, 1998 (CONTINUED)

      Interest expense increased 131.3%, from $160,669 to $371,691, due primarily to an increase in borrowings to support an inventory buildup related to the addition of a significant new customer that began shipping in the fourth quarter of 1999 and to a slowing of sales to a significant current customer. The increase in interest expense is also attributable to the interest on the debt related to the acquisition of Green, which was outstanding for the entire quarter in 1999, but for only approximately two weeks in 1998.

      Effective tax rates for the quarters ended September 30, 1999 and 1998 were 37.4% and 37.7%, respectively.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

      Consolidated revenues increased 43.7%, from $38,657,185 to $55,558,804, due primarily to the acquisition of Green, which had revenues of $15,294,416 from hydraulic cylinders and other equipment for the nine months ended September 30, 1999, compared to $1,044,506 in 1998, for the period from September 16, 1998 to September 30, 1998.

      Revenues from pneumatic tools and related equipment increased 3.9%, from $27,931,943 to $29,016,350, due to increases in sales of most product lines. Revenues from heating equipment increased 5.1%, from $6,510,595 to $6,841,390, due to an overall increase in sales of the standard baseboard product. Revenues from hardware increased 39.0%, from $3,170,141 to $4,406,648, due primarily to the addition of a significant customer in the fourth quarter of 1998. The selling prices of selected heating products were reduced in order to stimulate sales growth. Selling prices of hardware products were virtually unchanged, with the exception of one significant region where discounting was undertaken to maintain competitiveness.

      Consolidated gross profit, as a percentage of revenues, decreased from 38.5% to 31.2%, due primarily to the lower overall gross profits from hydraulic cylinders and other equipment. Gross profit from pneumatic tools and related equipment decreased from 41.4% to 40.3%, due to a decrease in the value of the U.S. dollar as compared to the Japanese yen, which raised the cost of imported product. Gross profit from hydraulic cylinders and other equipment decreased from 20.1% to 13.7%, due to decreased productivity of direct labor and an unfavorable product mix. The gross profit margins for hydraulic cylinders and other equipment for 1998 represent the results of operations for only the period from September 16, 1998, the date of the acquisition of Green, to September 30, 1998 and are not indicative of the results of operations for an entire nine month period. Gross profit from heating equipment increased from 34.3% to 34.5%, due to a more profitable product mix and improved efficiencies of manufacturing operations. Gross profit from hardware decreased from 27.2% to 26.3%, due to the price adjustments noted above, as well as to significant discounting on initial orders to new stores of a large customer.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998 (CONTINUED)

      Consolidated selling, administrative and general expenses increased 19.1%, from $9,739,591 to $11,603,179, but decreased as a percentage of revenues, from 25.2% to 20.9%, due primarily to the increased revenues.

      Interest expense increased 140.6%, from $404,496 to $973,328, due primarily to an increase in borrowings to support an inventory buildup related to the addition of a significant new customer that began shipping in fourth quarter of 1999 and to a slowing of sales to a significant current customer. The increase in interest expense is also attributable to the interest on the debt related to the acquisition of Green, which was outstanding for the entire nine months in 1999, but for only approximately two weeks in 1998.

      Effective tax rates for the quarters ended September 30, 1999 and 1998 were 37.9% and 37.6%, respectively.


LIQUIDITY AND CAPITAL RESOURCES

      The Company gauges its liquidity and financial stability by the measurements shown in the following table (dollar amounts in thousands):

                           SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,
                               1999            1998           1998
                           -------------   ------------   -------------
    Working Capital          $  16,062       $  15,994      $  19,566
    Current Ratio            1.60 to 1       2.24 to 1      2.48 to 1
    Shareholders' Equity     $  27,428       $  24,450      $  23,301

      During the nine months ended September 30, 1999, gross accounts receivable increased approximately $5,648,000 and inventories increased approximately $9,433,000. The increase in accounts receivable was primarily concentrated at Florida Pneumatic and was the result of three factors. First, unusually heavy collections at the end of 1998 lowered the balance at December 31, 1998 by approximately $2,000,000 from normal. Second, sales increased approximately $945,000. Finally, sales were more concentrated at the end of the period in 1999. The increase in inventories was primarily the result of a large inventory buildup to support sales to a significant new customer which began shipping in the fourth quarter of 1999. An unanticipated slow-down in sales to a major current customer and a general increase in overall sales also contributed to the increase. Short-term borrowings and accounts payable, combined, increased approximately $12,956,000 as a result of the increase in inventories discussed above. Management believes that the inventory is fully saleable and that the the increase in inventories is only temporary.

      On July 26, 1999, the Company renewed its Credit Agreement, which provides the Company with various credit facilities, including revolving credit loans, term loans for acquisitions and a foreign exchange line. The revolving credit loan facility provides a total of $12,000,000, with various sublimits, for direct borrowings, letters of credit, bankers' acceptances and equipment loans. This commitment also includes a step-up period through January 31, 2000, during which borrowings may increase to $17,000,000 to support the inventory buildup related to a significant new customer. At September 30, 1999, there were direct borrowings totalling $12,500,000 outstanding against this facility. There was also a commitment at September 30, 1999 of approximately $487,000 for open letters of credit.

      The term loan facility provides a commitment of $15,000,000 to finance acquisitions subject to the lending bank's approval. As noted below, $10,000,000 of this facility was used to help finance the acquisition of Green and there was $4,000,000 still outstanding against this facility at September 30, 1999. This commitment also includes a step-up period through January 31, 2000, during which borrowings may increase to $18,000,000 to support any potential acquisitions. There was also a standby letter of credit totalling approximately $968,000 outstanding against this facility at September 30, 1999. This standby letter of credit was used to secure the Economic Development Revenue Bond assumed as part of the acquisition of Green.

      The foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding at September 30, 1999 was approximately $2,588,000.

      The Credit Agreement is subject to annual review by the lending bank. Under the Credit Agreement, the Company is required to adhere to certain financial covenants. At September 30, 1999, and for the nine months then ended, the Company satisfied all of these covenants.

      On September 16, 1998, the Company acquired certain assets and liabilities of Green Manufacturing, Inc. for $10,500,000, including the assumption of $1,095,000 of an outstanding Economic Development Revenue Bond issued by Wood County, Ohio. The acquisition was financed with $500,000 in working capital funds and a $10,000,000 7-year term loan under the Credit Agreement. As of September 30, 1999, $6,000,000 of the loan had been repaid. This loan bears interest at LIBOR plus 175 basis points. Principal payments begin on October 1, 1999 and are due in 72 equal monthly installments totalling $4,000,000, the balance outstanding on October 1, 1999. The 30 day LIBOR at September 30, 1999 was approximately 5.4%. The Economic Development Revenue Bond was issued on November 16, 1994 and provides for annual retirement payments each November 1, over a 10-year period. The Bond bears interest at variable rates. The interest rate at September 30, 1999 was approximately 4.0%. At September 30, 1999, the balance outstanding on the Bond was $955,000.

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

      Capital spending for the nine months ended September 30, 1999 was approximately $1,646,000. The total amount was provided from working capital. Capital expenditures for the rest of 1999 are expected to total approximately $200,000, some of which may be financed under the Credit Agreement. Included in the expected total for the rest of 1999 are capital expenditures relating to new products, expansion of existing product lines and replacement of old equipment.

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

      The Company categorizes its Y2K efforts as follows: hardware, software, embedded processors, vendors and customers. Progress in assessing and remediating information technology systems (hardware and software) and non-information technology systems (embedded processors) continues to be tracked in phases including assessment, identification of non-compliant systems, remediation, testing and verification. Hardware, software and embedded processors have been assessed and remediation is in progress. The Company's Y2K project is progressing and a large portion of its internal remediation work was completed at September 30, 1999. The Company is using internal and external resources to remediate and test its systems.

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

      The value of the U.S. dollar affects the Company's financial results. Changes in exchange rates may positively or negatively affect the Company's gross margins and operating expenses. The Company engages in hedging programs aimed at limiting, in part, the impact of currency fluctuations. Using primarily forward exchange contracts, the Company hedges some of those transactions that, when remeasured according to generally accepted accounting principles, impact the income statement. Factors that could impact the effectiveness of the Company's programs include volatility of the currency markets and availability of hedging instruments. All currency contracts that are entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation. The Company does not buy or sell financial instruments for trading purposes. Although the Company maintains these programs to reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a weakening exchange rate against currencies in which the Company incurs costs, the Company's costs are adversely affected. At September 30, 1999, the Company held open hedge forward contracts to deliver approximately $2,588,000 of Japanese Yen. The potential loss in value of the Company's net investment in foreign currency forward contracts resulting from a hypothetical 10 percent adverse change in foreign currency exchange rates at September 30, 1999 is approximately $288,000.

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


            (b)   Reports on Form 8-K

                  No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1999.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 P & F INDUSTRIES, INC.
                                 (Registrant)


                                 By    /s/ Joseph A. Molino, Jr.
                                    -------------------------------
                                         Joseph A. Molino, Jr.
                                            Vice President
Dated: November 10, 1999               (Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT
NO.
---

3.1 Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3A to the Registrant's Registration Statement on Form S-8 filed on September 20, 1989).

3.2   Amended By-laws of the Registrant.

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

4.5 Amendment No. 2 to Credit Agreement, dated as of July 28, 1999, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, a Florida corporation, Embassy Industries, Inc., a New York corporation, Green Manufacturing, Inc., a Delaware corporation, and European American Bank, a New York banking corporation. (Incorporated by reference to Exhibit 4.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

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