Form 10-K405
period 1999-12-31
P&F INDUSTRIES INC
filed 2000-03-29
CIK 75340

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-K
                                    ---------

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

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

       Registrant's telephone number, including area code: (631) 694-1800

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the last sale price on March 17, 2000, was approximately $20,034,000.

        As of March 17, 2000, there were outstanding 3,601,893 shares of the Registrant's Class A Common Stock, par value $1.00 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Part III incorporates by reference information from the Registrant's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders.

                             P & F INDUSTRIES, INC.

                                    FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                                   PAGE
                                                                                   ----
PART I
Item 1.           Business                                                        1 - 4

Item 2.           Properties                                                          4

Item 3.           Legal Proceedings                                                   4

Item 4.           Submission of Matters to a Vote of Security Holders                 4


PART II
Item 5.           Market for Registrant's Common Equity and Related
                    Stockholder Matters                                               5

Item 6.           Selected Financial Data                                             6

Item 7.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                          7 - 11

Item 7A.          Quantitative and Qualitative Disclosures
                    About Market Risk                                                12

Item 8.           Financial Statements and Supplementary Data                   13 - 40

Item 9.           Changes in and Disagreements with Accountants on

                    Accounting and Financial Disclosures                             41

PART III
Item 10.          Directors and Executive Officers of the Registrant                 41

Item 11.          Executive Compensation                                             41

Item 12.          Security Ownership of Certain Beneficial Owners
                    and Management                                                   41

Item 13.          Certain Relationships and Related Transactions                     41


PART IV
Item 14.          Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K                                         42 - 43

                  Signatures                                                         44

                  Exhibit Index                                                 45 - 46

                              SAFE HARBOR STATEMENT
                          UNDER THE PRIVATE SECURITIES
                          LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including those related to the Company's performance for the year 2000, are based upon the Company's historical performance and on current plans, estimates and expectations. They are subject to various risks and uncertainties, including, but not limited to, the impact of competition, product demand and pricing, investment results, legislative and regulatory developments and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks could cause the Company's actual results for the 2000 fiscal year and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Forward-looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

         Florida Pneumatic has two major customers, Sears, Roebuck and Co. and W.W. Grainger, Inc., that accounted for 24.7%, 35.7% and 45.4% and 7.7%, 10.1% and 9.1% of consolidated revenues for the years ended December 31, 1999, 1998 and 1997, respectively. A third major customer, The Home Depot, is a customer of both Florida Pneumatic and Franklin and accounted for 10.1% of consolidated revenues for the year ended December 31, 1999. Revenues derived from countries outside the United States were immaterial for the years ended December 31, 1999, 1998 and 1997.

EMBASSY

         Embassy's baseboard heating products are sold nationally, under the Embassy name and under its Panel-Track and System 6 trademarks, for use in hot-water heating systems installed in single family homes, multi-unit dwellings and commercial and industrial buildings. Products are sold principally to wholesalers by manufacturers' representatives and in-house sales support personnel. Embassy's products are also sold to other manufacturers for incorporation into their products and for distribution on a private label basis.

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

         Embassy also imports a line of radiant heating systems. These systems are different from baseboard heating systems in that the radiant heating systems radiate heat provided by hot water circulating through plastic tubing, which is generally installed beneath the surface of the floor. These systems include the tubing, manifolds, controls and installation supplies. Embassy also provides computer software which aids in the design of the system. Sales of this product accounted for 15.4% of Embassy's total heating equipment revenues in 1999.

         Baseboard and radiant heating systems compete with forced hot-air and electric heating systems. Compared to baseboard and radiant heating systems, electric heating systems are generally more expensive to operate, while forced hot-air systems are noisier, sometimes cause discomfort from fluctuations in temperature as the furnace cycles on and off and do not distribute warm air uniformly within the room. Radiant heating systems are generally the most expensive of these systems to install and therefore tend to be installed more often in custom and higher priced homes. Since Embassy's products are used primarily in new installations, its sales are related to housing starts.

         Embassy's baseboard heating products are sold off the shelf and no material backlog of orders exists. Raw materials are readily available. The business is seasonal, with approximately 60.0% of Embassy's heating equipment revenues coming in the last six months of the year.

         The primary competitive factors in the baseboard and radiant heating market are quality, price, service and brand-name awareness.

         The Franklin division of Embassy imports and packages approximately 225 types of hardware products, including locksets, deadbolts, door and window security hardware, rope-related hardware products and fire escape ladders. Products generally range in price from under $1.00 to $30.00 and are sold to retailers, wholesalers and private label accounts through manufacturers' representatives and in-house sales support personnel. Nearly all of Franklin's sales are of products imported from the Far East. Three customers accounted for approximately 41.4%, 48.9% and 55.9% of Franklin's revenues in 1999, 1998 and 1997, respectively. A fourth major customer accounted for 26.5% of Franklin's for the year ended December 31, 1999. The Company believes that its relationships with these customers remain excellent.

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

         Most of Florida Pneumatic's sales are of pneumatic tools imported from Japan and Taiwan, along with sales of some products imported from mainland China. Florida Pneumatic manufactures high speed rotary and reciprocating pneumatic tools at its factory in Jupiter, Florida and imports air filters.

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

         Two customers accounted for 57.4%, 70.4% and 72.9% of Florida Pneumatic's revenues in 1999, 1998 and 1997, respectively. A third customer accounted for 14.6% of Florida Pneumatic's revenues in 1999. The Company believes that its relationships with these customers remain excellent.

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

         Green's products, which are sold throughout the United States, are used on tow trucks and car carriers for hoisting and lifting cars and on aerial lifts and cranes to raise platforms and other heavy objects. The cylinders are also used on various types of construction equipment for digging and as steering mechanisms. They are also installed in compacting equipment, as the means to compress recyclable cardboard or other refuse.

         Green specializes in cylinders that range in bore size from 1 to 8 inches and stroke, or extend, up to 180 inches. Each cylinder is engineered to the customer's specifications.

         Green sells its products directly to OEM customers, at prices ranging from $50 to $1,500, with an approximate average selling price of $150.

         The primary competitive factors in the hydraulic cylinder industry are quality and timely delivery.

         Green also manufactures a line of access equipment for the petro-chemical and bulk storage industries. This product line, which accounts for about 10% of Green's revenues, consists of bridges, platforms, walkways and stairways, constructed of steel or aluminum and generally installed outdoors. These products are designed to customers' specifications and sold directly to them for use in overhead and elevated access to large containers, including rail cars and storage tanks.

         Green also markets a small line of diggers used primarily as attachments to small tractors for light farm work. This product line, which accounts for less than 5% of Green's revenues, is marketed through farm equipment dealers and wholesalers.

         Green's business does not exhibit a great deal of seasonality, except for the agricultural equipment business, which is stronger during the growing season. Backlogs totalling as much as 25% of yearly sales are standard for the cylinder business.

         One customer accounted for 22.6% and 24.1% of Green's revenues in 1999 and 1998, respectively. The Company believes that its relationship with this customer remains excellent.

         Green purchases significant amounts of raw materials from one supplier. Other sources are available. The Company believes that the loss of this supplier would not cause any disruption in the flow of products or have an adverse effect on operating results.

EMPLOYEES

         The Company employed 422 persons as of December 31, 1999, including 5 at corporate headquarters. The 100 employees of the pneumatic tool segment and the 225 employees of the hydraulic cylinder segment are not represented by a union. Of the 92 persons employed in the heating equipment and hardware segments, 65 factory workers are covered by a single-employer union contract. The heating equipment union contract expires on November 30, 2001. The Company believes that its relations with its employees are satisfactory.

ITEM 2. PROPERTIES
                                       3

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

         The Company's Class A Common Stock trades on The Nasdaq Stock Market. The price range of the Company's Class A Common Stock during the last two fiscal years was as follows:

            1999                          HIGH               LOW
            ----                          ----               ---
       First Quarter                   $10                $ 8 15/16
       Second Quarter                   10 1/8              8  1/2
       Third Quarter                     9 3/4              8  1/16
       Fourth Quarter                    8 3/8              6  3/8

            1998                          HIGH               LOW
            ----                          ----               ---
       First Quarter                   $ 8                $ 5 7/8
       Second Quarter                   11 5/16             7 9/16
       Third Quarter                    10 9/16             7 1/8
       Fourth Quarter                    9 7/8              7 3/8

         As of March 17, 2000, there were approximately 1,700 holders of record of the Company's Class A Common Stock.

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

                                                                 YEAR ENDED DECEMBER 31,

                                       -----------------------------------------------------------------------
                                           1999           1998           1997           1996           1995
                                       -----------    -----------    -----------    -----------    -----------
 Revenues                              $82,700,440    $58,165,715    $50,026,947    $43,078,371    $43,047,601
                                       ===========    ===========    ===========    ===========    ===========
 Income from continuing operations     $ 4,545,505    $ 3,943,441    $ 2,513,779    $ 1,953,287    $ 1,491,975
                                       ===========    ===========    ===========    ===========    ===========

 Income from continuing operations per share of common stock:

     Basic                             $      1.35    $      1.23    $       .83    $       .58    $       .42
                                       ===========    ===========    ===========    ===========    ===========
     Diluted                           $      1.23    $      1.07    $       .71    $       .52    $       .39
                                       ===========    ===========    ===========    ===========    ===========

 Total assets                          $54,240,359    $48,078,479    $32,648,895    $31,331,643    $35,415,672
                                       ===========    ===========    ===========    ===========    ===========

 Long-term obligations                 $ 7,325,661    $10,193,064    $ 5,124,883    $ 5,288,570    $ 7,414,181
                                       ===========    ===========    ===========    ===========    ===========
 Cash dividends declared per
   common share                        $        --    $        --    $        --    $        --    $        --
                                       ===========    ===========    ===========    ===========    ===========



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1999 COMPARED TO 1998

         Consolidated revenues increased 42.2%, from $58,165,715 to $82,700,440. Revenues from pneumatic tools and related equipment increased substantially, from $37,806,138 to $46,708,679, due primarily to the addition of a new large customer during the fourth quarter. The selling prices of pneumatic tools and related equipment were unchanged during the year.

         Heating equipment revenues increased 4.5%, from $9,423,633 to $9,843,257. This increase was consistent across both the baseboard and radiant product lines. Average selling prices for baseboard product, the bulk of the product line, were unchanged from 1998. Selling prices of radiant tubing were reduced by an average of 12% in 1999 in an attempt to stimulate demand.

         Hardware revenues increased 27.3%, from $4,351,114 to $5,536,822. This increase was almost exclusively the result of shipments to a new large customer that was obtained midway through 1998. Selling prices of hardware products were virtually unchanged, with the exception of one significant region where discounting was undertaken to maintain competitiveness.

         Revenues for hydraulic cylinders and other equipment increased 213.0%, from $6,584,830 to $20,611,682. Revenues for 1999 were for the entire year, while revenues for 1998 were for only the period from the date of the acquisition of Green to December 31, 1998. Selling prices for hydraulic cylinders and other equipment were unchanged during the year.

         Consolidated gross profit, as a percentage of revenues, decreased from 35.5% to 30.9%, due primarily to the lower overall gross margins from hydraulic cylinders and other equipment. Gross profit from pneumatic tools and related equipment decreased from 40.1% to 37.5%, due to a less favorable exchange rate of the dollar compared to the Japanese yen, which raised the cost of imported product. Gross profit from heating equipment increased from 34.1% to 35.8%, due primarily to an increase in labor productivity and a reduction in the cost of some raw materials. Gross profit from hardware decreased from 28.3% to 26.3%, due to the price discounting noted above. In addition, an increase in warehouse expenses associated with a large increase in the average number of orders per dollar of revenue had a negative impact on gross profit from hardware. Gross profit from hydraulic cylinders decreased from 15.8% to 14.6%, due primarily to a temporary decrease in labor productivity, as well as to a less favorable product mix.

         Consolidated selling, general and administrative expenses increased 27.1%, from $13,332,424 to $16,944,706, due primarily to the inclusion of Green's expenses for the entire year in 1999. As a percentage of revenues, selling, general and administrative expenses decreased from 22.9% to 20.5%, due primarily to the increase in revenues.

          Interest expense increased 80.0%, from $772,035 to $1,389,383, primarily due to the debt related to the Green acquisition, the funds borrowed to build-up inventory associated with the large new customer gained in the fourth quarter and, to a lesser extent, an increase in the average borrowing rate.

          The effective tax rates for the years ended December 31, 1999 and 1998 were 36.8% and 39.6%, respectively. See Note 8 of the Notes to Consolidated Financial Statements.

1998 COMPARED TO 1997

         Consolidated revenues increased 16.3%, from $50,026,947 to $58,165,715. Revenues from pneumatic tools and related equipment were essentially flat, increasing from $37,485,572 to $37,806,138. This increase would have been 18.2% over the same period in 1997 if not for a one time order in 1997 of a special product from one large customer. This order, which amounted to $5,494,865, was shipped in the third and fourth quarters of 1997. The increase, after adjusting for the shipments noted above, was the result of both the addition of a major new line of pneumatic tools and an increase in sales to the industrial sector. Selling prices of pneumatic tools and related equipment were unchanged during the year.

         Heating equipment revenues increased 13.0%, from $8,342,996 to $9,423,633. This increase was consistent across both the baseboard and radiant product lines. Selling prices for several large new accounts opened in 1999 were lower than the average selling prices on existing business.

         Hardware revenues increased 3.7%, from $4,196,351 to $4,351,114. A decrease in sales to one large customer was more than offset by the combination of a large increase in sales to another large customer and the addition of another large customer in the second half of 1998. Selling prices of hardware were unchanged during the year.

         Revenues for hydraulic cylinders and other equipment, attributable to the acquisition of Green, were $6,584,830 for the period from the date of the acquisition to December 31. Selling prices for hydraulic cylinders and other equipment were unchanged during the year.

         Consolidated gross profit, as a percentage of revenues, increased from 33.0% to 35.5%. Gross profit from pneumatic tools and related equipment increased from 33.2% to 40.1%, due to a more favorable exchange rate of the dollar compared to the Japanese yen, which reduced the cost of imported product, and a slightly more favorable product mix. Gross profit from heating equipment decreased from 35.3% to 34.1%, due primarily to several new large accounts receiving slightly lower prices than existing accounts. Gross profit from hardware increased from 26.1% to 28.3%, due to a more favorable product mix. Gross profit from hydraulic cylinders was 15.8%.

         Consolidated selling, general and administrative expenses increased 15.2%, from $11,573,473 to $13,332,424, primarily as the result of both an increase in marketing and compensation program expenditures and the acquisition of Green.

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






LIQUIDITY AND CAPITAL RESOURCES

         The Company gauges its liquidity and financial stability by the measurements shown in the following table:

                                           DECEMBER 31,

                                  ------------------------------
                                  1999         1998         1997
                                  ----         ----         ----
                            (amounts in thousands, except for ratios)
  Working Capital               $17,921      $15,994      $17,060

  Current Ratio                2.04 to 1    2.24 to 1    3.45 to 1

  Shareholders' Equity          $29,025      $24,450      $20,121


         During 1999, gross accounts receivable increased by $3,812,583. Florida Pneumatic's accounts receivable increased by approximately $4,050,000, while Green's accounts receivable decreased by approximately $400,000. The increase at Florida Pneumatic was primarily the result of the timing of shipments to a large customer, which resulted in an increase of approximately $2,125,000 in accounts receivable. During 1999, sales to the new customer noted above increased accounts receivable by approximately $1,300,000. The decrease in accounts receivable at Green was primarily the result of improved collections, which resulted in a 9% decrease in average days of accounts receivable outstanding. Inventories increased $3,593,026, primarily to support the increase in revenues. The increases in accounts receivable and inventories were financed by an increase in short-term borrowings of $2,500,000 and by the cash derived from operations.

         During 1998, gross accounts receivable increased by $694,918, caused by two factors. The acquisition of Green resulted in an increase in accounts receivable of approximately $3,200,000, which was substantially offset by a decrease of approximately $3,000,000 in accounts receivable at Florida Pneumatic. A majority of Florida Pneumatic's fourth quarter sales occurred in October. Because substantially all of Florida Pneumatic's accounts receivable are collected in approximately 60 days, accounts receivable were unusually low at December 31. The remainder of the increase was due to a very strong fourth quarter for Embassy. Also during 1998, inventories increased $3,638,995, due to the acquisition of Green, which increased inventories by over $1,100,000, a build-up at Florida Pneumatic related to two large promotional orders to be shipped in early 1999 and an increase at Franklin to support the addition of a new account. This increase in inventories was financed by an increase in short-term borrowings of $3,500,000.

         On July 26, 1999, the Company renewed its credit agreement, as amended, with European American Bank. This agreement provides the Company with various credit facilities, including revolving credit loans, term loans for acquisitions and a foreign exchange line. The revolving credit loan facility provides a total of $12,000,000, with various sublimits, for direct borrowings, letters of credit, bankers' acceptances and equipment loans. The amended credit agreement also includes a step-up period, from the date of renewal through January 31, 2000, during which the total availability under the revolving credit loan facility was increased to $17,000,000 to support the buildup of inventory related to a significant new customer. At December 31, 1999, there was $6,000,000 outstanding against the revolving credit loan facility. There was also a commitment of approximately $464,000 at December 31, 1999 for open letters of credit.

         The term loan facility provides a commitment of $15,000,000 to finance acquisitions subject to the lending banks approval. As noted below, $10,000,000 of the term loan facility was used to help finance the acquisition of Green and there was $3,833,333 still outstanding against this facility at December 31, 1999. The amended credit agreement also includes a step-up period, from the date of renewal through January 31, 2000, during which the total availability under the term loan facility was increased to $18,000,000 to support potential acquisitions. There was also a standby letter of credit totalling approximately $821,000 outstanding against this facility at December 31, 1999. This standby letter of credit was used to secure the Economic Development Revenue Bond assumed as part of the acquisition of Green.
                                       7

         The foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding at December 31, 1999 was approximately $507,000.

         The Company's credit agreement is subject to annual review by the lending bank. Under this agreement, the Company is required to adhere to certain financial covenants. At December 31, 1999, and for the year then ended, the Company satisfied all of these covenants.

         On September 16, 1998, the Company acquired certain assets and liabilities of Green Manufacturing, Inc. for $10,500,000. The acquisition was financed with $500,000 in working capital funds and a $10,000,000 7-year term loan from the Company's principal bank. This loan bears interest at LIBOR (London Interbank Offered Rates) plus 1.75%. The Company made payments of principal only through October 1999, at which time payments of both principal and interest became due. As of December 31, 1999, $6,166,667 of the loan had been repaid. The Economic Development Revenue Bond was issued on November 16, 1994 and provides for annual retirement payments each November 1, over a 10-year period. The Bond bears interest at variable rates. The interest rate at December 31, 1999 was 5.7%.

         On January 30, 1998, the Company redeemed all of its outstanding 13.75% Subordinated Debentures, due January 1, 2017, at 100% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. The funds used for this redemption, totalling $1,384,686, were derived from working capital.

         In August 1997, the Company sold the 36,000 square foot building it owned in New Hyde Park, New York. This building was being leased to Triangle Sheet Metal Works, Inc. ("Triangle"), a former subsidiary of the Company. The sale of the building, with proceeds totalling approximately $1,766,000, resulted in a gain of $542,837, net of income taxes. This gain is presented in the financial statements as income from discontinued operation.

         On January 30, 1997, the Company redeemed all of its outstanding $1.00 Cumulative Preferred Stock at the par value of $10 per share, plus an interim dividend, through the redemption date, of $.083 per share. The funds used for this redemption, totalling $2,655,308, were derived from working capital.

         Capital spending was approximately $1,647,000, $1,416,000 and $652,000 in 1999, 1998 and 1997, respectively. The total amount was provided from working capital. Capital expenditures for 2000 are expected to be approximately $1,750,000, some of which may be financed through the Company's credit facilities. Included in the expected total for 2000 are capital expenditures relating to new products, expansion of existing product lines and replacement of old equipment.

         The Company, through Florida Pneumatic, imports a significant amount of its purchases from Japan, with payment due in Japanese yen. As a result, the Company is subject to the effects of foreign currency exchange fluctuations. The Company uses a variety of techniques to protect itself from any adverse effects from these fluctuations, including increasing its selling prices, obtaining price reductions from its overseas suppliers, using alternative supplier sources and entering into foreign currency forward contracts. Nevertheless, the weakening of the U.S. dollar versus the Japanese yen in 1999 had a negative effect on the Company's results of operations and its financial position.

         The Company believes that cash on hand, cash derived from operations and cash available through borrowings under its credit facilities will be sufficient to allow the Company to support its capital expenditure program and to meet its foreseeable working capital needs.

YEAR 2000

The Company made substantial preparations for the Year 2000 (Y2K) issue, which is the result of computer programs being written for, or microprocessors using, two digits (rather than four) to define the applicable year. Company computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in system failures or miscalculations. The vast majority of the products produced by the Company are unaffected by the Y2K issue, because they do not contain microprocessors.

Based on the information to date, the Company has not experienced any significant events attributable to the Y2K issue. The Company will continue to monitor its internal systems for any potential problems and it believes that if any Y2K problem were to arise at this point, the impact would be immaterial and short-lived.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for transactions entered into after January 1, 2001 and requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company is in the process of reviewing SFAS 133 to determine what impact, if any, the adoption of SFAS 133 will have on its results of operations and its financial position. Based on current market conditions, the Company does not believe that the impact will be material.


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

         The value of the U.S. dollar affects the Company's financial results. Changes in exchange rates may positively or negatively affect the Company's gross margins and operating expenses. The Company engages in hedging programs aimed at limiting, in part, the impact of currency fluctuations. Using primarily forward exchange contracts, the Company hedges some of those transactions that, when remeasured according to generally accepted accounting principles, impact the income statement. Factors that could impact the effectiveness of the Company's programs include volatility of the currency markets and availability of hedging instruments. All currency contracts that are entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation. The Company does not buy or sell financial instruments for trading purposes. Although the Company maintains these programs to reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a weakening exchange rate against currencies in which the Company incurs costs, the Company's costs are adversely affected. At year-end, the Company held open hedge forward contracts to deliver approximately $507,000 of Japanese Yen. The potential loss in value of the Company's net investment in foreign currency forward contracts resulting from a hypothetical 10 percent adverse change in foreign currency exchange rates at December 31, 1999 is approximately $56,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

                                                                                       PAGE
                                                                                       ----
  Report of Independent Certified Public Accountants                                     14

  Consolidated Balance Sheets as of December 31, 1999
    and 1998                                                                        15 - 16

  Consolidated Statements of Income for each of
    the three years ended December 31, 1999, 1998
    and 1997                                                                        17 - 18

  Consolidated Statements of Shareholders' Equity for
    each of the three years ended December 31, 1999,
    1998 and 1997                                                                        19

  Consolidated Statements of Cash Flows for each of
    the three years ended December 31, 1999,
    1998 and 1997                                                                   20 - 21

  Notes to Consolidated Financial Statements                                        22 - 40

  Schedule II - Valuation and Qualifying Accounts for
    each of the three years ended December 31, 1999,
    1998 and 1997                                                                        43

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
and the Shareholders of
P & F Industries, Inc.
Farmingdale, New York

We have audited the accompanying consolidated balance sheets of P & F Industries, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. We have also audited the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of P & F Industries, Inc. and subsidiaries at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.



/s/ BDO Seidman, LLP

BDO Seidman, LLP

New York, New York
March 7, 2000
                                       11

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     =======================================

                                                        DECEMBER 31,
                                                ---------------------------
                  ASSETS                            1999           1998
                                                ------------   ------------
CURRENT:
  Cash                                          $  1,305,351   $  2,280,788
  Accounts receivable, less allowance
    for possible losses of $767,456
    and $498,669                                  12,086,000      8,542,204
  Inventories (Note 2)                            20,614,501     17,021,475
  Deferred income taxes (Note 8)                     532,000        507,000
  Prepaid expenses and other                         570,914        586,913
                                                ------------   ------------

         TOTAL CURRENT ASSETS                     35,108,766     28,938,380
                                                ------------   ------------

PROPERTY AND EQUIPMENT:
  Land                                             1,182,939      1,182,939
  Buildings and improvements                       5,942,838      5,773,608
  Machinery and equipment                         11,078,539      9,724,919
                                                ------------   ------------
                                                  18,204,316     16,681,466

  Less accumulated depreciation                    7,200,142      6,052,899
                                                ------------   ------------

         NET PROPERTY AND EQUIPMENT               11,004,174     10,628,567
                                                ------------   ------------
GOODWILL, net of accumulated
  amortization of $1,514,476
  and $1,190,040                                   7,950,482      8,274,918
                                                ------------   ------------

OTHER ASSETS                                         176,937        236,614
                                                ------------   ------------

                                                $ 54,240,359   $ 48,078,479
                                                ============   ============



          See accompanying notes to consolidated financial statements.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     =======================================

                                                        DECEMBER 31,
                                                ---------------------------
  LIABILITIES AND SHAREHOLDERS' EQUITY              1999           1998
                                                ------------   ------------
CURRENT LIABILITIES:
  Short-term borrowings                         $  6,000,000   $  3,500,000
  Accounts payable                                 5,592,249      4,844,403
  Accruals:
    Compensation                                   2,474,519      1,944,960
    Other                                          2,173,516      2,130,026
  Current maturities of long-term
    debt (Note 5)                                    947,884        524,974
                                                ------------   ------------
         TOTAL CURRENT LIABILITIES                17,188,168     12,944,363

LONG-TERM DEBT, less current
  maturities (Note 5)                              7,325,661     10,193,064
DEFERRED INCOME TAXES (Note 8)                       702,000        491,000
                                                ------------   ------------
         TOTAL LIABILITIES                        25,215,829     23,628,427
                                                ------------   ------------

COMMITMENTS AND CONTINGENCIES
  (Notes 3 and 10)

SHAREHOLDERS' EQUITY (Notes 6 and 7):
  Preferred stock - $10 par
    authorized - 2,000,000 shares;
    no shares outstanding                                 --             --
  Common stock:
    Class A - $1 par
     authorized - 7,000,000 shares;
     issued - 3,504,893 shares
     and 3,239,345 shares                          3,504,893      3,239,345
    Class B - $1 par
     authorized - 2,000,000 shares;
     no shares issued or outstanding                      --             --
  Additional paid-in capital                       8,282,602      8,020,677
  Retained earnings                               17,735,535     13,190,030
  Treasury stock,
    at cost (49,235 shares)                         (498,500)            --
                                                ------------   ------------
         TOTAL SHAREHOLDERS' EQUITY               29,024,530     24,450,052
                                                ------------   ------------

                                                $ 54,240,359   $ 48,078,479
                                                ============   ============






          See accompanying notes to consolidated financial statements.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                     =======================================

                                              YEAR ENDED DECEMBER 31,
                                     ----------------------------------------
                                         1999          1998          1997
                                     ------------  ------------  ------------
REVENUES (Note 11):
  Net sales                          $ 81,936,434  $ 57,363,317  $ 49,605,480
  Other                                   764,006       802,398       421,467
                                     ------------  ------------  ------------
                                       82,700,440    58,165,715    50,026,947
                                     ------------  ------------  ------------

COSTS AND EXPENSES:
  Cost of sales                        57,168,846    37,534,815    33,535,035
  Selling, administrative
    and general                        16,944,706    13,332,424    11,573,473
  Interest                              1,389,383       772,035       693,660
                                     ------------  ------------  ------------
                                       75,502,935    51,639,274    45,802,168
                                     ------------  ------------  ------------

INCOME BEFORE TAXES ON INCOME           7,197,505     6,526,441     4,224,779

TAXES ON INCOME (Note 8)                2,652,000     2,583,000     1,711,000
                                     ------------  ------------  ------------

INCOME FROM CONTINUING OPERATIONS       4,545,505     3,943,441     2,513,779

INCOME FROM DISCONTINUED
  OPERATION (NET OF INCOME
  TAXES OF $850,000) (Note 9(b))               --            --       542,837
                                     ------------  ------------  ------------

NET INCOME                           $  4,545,505  $  3,943,441  $  3,056,616
                                     ============  ============  ============



          See accompanying notes to consolidated financial statements.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (CONTINUED)
                     =======================================

                                              YEAR ENDED DECEMBER 31,
                                     ----------------------------------------
                                         1999          1998          1997
                                     ------------  ------------  ------------
NET INCOME                           $  4,545,505  $  3,943,441  $  3,056,616
                                     ============  ============  ============
PREFERRED DIVIDENDS                  $         --  $         --  $     21,858
                                     ============  ============  ============
INCOME AVAILABLE TO
  COMMON SHAREHOLDERS                $  4,545,505  $  3,943,441  $  3,034,758
                                     ============  ============  ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING:
    BASIC                               3,370,098     3,208,181     2,986,920
                                        =========     =========     =========
    DILUTED                             3,704,633     3,689,963     3,525,690
                                        =========     =========     =========

EARNINGS PER SHARE OF COMMON STOCK:
  BASIC:
    CONTINUING OPERATIONS                  $ 1.35        $ 1.23        $  .83
    DISCONTINUED OPERATION                     --            --           .18
                                           ------        ------        ------
    NET INCOME                             $ 1.35        $ 1.23        $ 1.01
                                           ======        ======        ======

  DILUTED:
    CONTINUING OPERATIONS                  $ 1.23        $ 1.07        $  .71
    DISCONTINUED OPERATION                     --            --           .15
                                           ------        ------        ------
    NET INCOME                             $ 1.23        $ 1.07        $  .86
                                           ======        ======        ======












          See accompanying notes to consolidated financial statements.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 ===============================================

                                      PREFERRED STOCK         CLASS A COMMON
                                        - $10 PAR             STOCK - $1 PAR        ADDITIONAL                   TREASURY STOCK
YEARS ENDED DECEMBER 31,           --------------------   ----------------------     PAID-IN       RETAINED    -------------------
  1997, 1998 AND 1999               SHARES     AMOUNT       SHARES      AMOUNT       CAPITAL       EARNINGS     SHARES    AMOUNT
------------------------           -------  -----------   ---------  -----------   -----------   -----------   -------  ----------
BALANCE, January 1, 1997           263,345  $ 2,633,450   2,928,867  $ 2,928,867   $ 7,607,614   $ 6,211,831        --  $       --

  Net income for the year
    ended December 31, 1997             --           --          --           --            --     3,056,616        --          --

  Redemption of
    preferred stock               (263,345)  (2,633,450)         --           --            --            --        --          --

  Exercise of stock options
    and warrants                        --           --     172,978      172,978        87,625            --        --          --

  Tax benefit from exercise
    of stock options                    --           --          --           --        77,000            --        --          --

  Dividends on
    preferred stock                     --           --          --           --            --       (21,858)       --          --
                                   -------  -----------   ---------  -----------   -----------   -----------   -------  ----------
BALANCE, December 31, 1997              --           --   3,101,845    3,101,845     7,772,239     9,246,589        --          --

  Net income for the year
    ended December 31, 1998             --           --          --           --            --     3,943,441        --          --

  Exercise of stock options             --           --     137,500      137,500        91,438            --        --          --

  Tax benefit from exercise
    of stock options                    --           --          --           --       157,000            --        --          --
                                   -------  -----------   ---------  -----------   -----------   -----------   -------  ----------
BALANCE, December 31, 1998              --           --   3,239,345    3,239,345     8,020,677    13,190,030        --          --

  Net income for the year
    ended December 31, 1999             --           --          --           --            --     4,545,505        --          --

  Exercise of stock options             --           --     265,548      265,548       261,925            --        --          --

  Shares surrendered as
    payment for exercise
    of stock options                    --           --          --           --            --            --   (49,235)   (498,500)
                                   -------  -----------   ---------  -----------   -----------   -----------   -------  ----------

BALANCE, December 31, 1999              --  $        --   3,504,893  $ 3,504,893   $ 8,282,602   $17,735,535   (49,235) ($ 498,500)
                                   =======  ===========   =========  ===========   ===========   ===========   =======  ==========








          See accompanying notes to consolidated financial statements.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     =======================================

                                                  YEAR ENDED DECEMBER 31,
                                         ---------------------------------------
                                             1999          1998          1997
                                         -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                             $ 4,545,505   $ 3,943,441   $ 3,056,616
                                         -----------   -----------   -----------
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation                         1,240,600       795,198       661,275
      Amortization                           354,940       183,707       128,278
      Provision for losses on
        accounts receivable - net            268,787        18,776        77,327
      Deferred income taxes                  186,000       (95,000)      465,000
      Loss on disposal
        of fixed assets                       22,262            --            --
      (Gain) on disposal of fixed
        assets of discontinued
        operation                                 --            --    (1,392,837)
  Decrease (increase):
    Accounts receivable                   (3,812,583)    1,948,907    (1,889,009)
    Inventories                           (3,593,026)   (2,020,088)   (2,262,630)
    Prepaid expenses and other                15,999      (231,668)       76,406
    Other assets                              29,173         2,450       (56,400)
  Increase (decrease):
    Accounts payable                         747,846        12,250     1,378,536
    Accruals                                 573,049       850,407       461,149
                                         -----------   -----------   -----------
        Total adjustments                 (3,966,953)    1,464,939    (2,352,905)
                                         -----------   -----------   -----------
          Net cash provided by
           operating activities              578,552     5,408,380       703,711
                                         -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                    (1,646,999)   (1,415,999)     (652,223)
  Purchase of assets of Green
    Manufacturing, Inc.                           --   (10,284,685)           --
  Payments for acquisition-related
    expenses                                      --      (448,163)           --
  Proceeds from sale of fixed assets           8,530            --            --
  Proceeds from sale of fixed assets
    of discontinued operation                     --            --     1,724,564
                                         -----------   -----------   -----------
          Net cash (used in)
           provided by investing
           activities                     (1,638,469)  (12,148,847)    1,072,341
                                         -----------   -----------   -----------






          See accompanying notes to consolidated financial statements.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                     =======================================

                                                  YEAR ENDED DECEMBER 31,
                                         ---------------------------------------
                                             1999          1998          1997
                                         -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings     12,500,000    16,253,023    19,088,495
  Repayments of short-term borrowings    (10,000,000)  (14,013,023)  (19,088,495)
  Proceeds from acquisition loan                  --    10,000,000            --
  Proceeds from mortgage refinancing       1,800,000            --            --
  Principal payments on long-term debt    (4,244,493)   (4,327,727)   (1,924,238)
  Redemption of subordinated debentures           --    (1,369,200)           --
  Proceeds from exercise of stock
    options and warrants                      28,973       228,938       260,603
  Tax benefit from exercise
    of stock options                              --       157,000        77,000
  Redemption of preferred stock                   --            --    (2,633,450)
  Dividends paid on preferred stock               --            --       (21,858)
                                         -----------   -----------   -----------
          Net cash (used in)
           provided by financing
           activities                         84,480     6,929,011    (4,241,943)
                                         -----------   -----------   -----------

NET INCREASE (DECREASE) IN CASH             (975,437)      188,544    (2,465,891)

CASH AT BEGINNING OF YEAR                  2,280,788     2,092,244     4,558,135
                                         -----------   -----------   -----------

CASH AT END OF YEAR                      $ 1,305,351   $ 2,280,788   $ 2,092,244
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

         P & F Industries, Inc. conducts its business operations through three wholly-owned subsidiaries. Embassy Industries, Inc. ("Embassy") is engaged in the manufacture and sale of baseboard heating products and the importation and sale of radiant heating systems. Embassy also imports a line of door and window hardware items through its Franklin Hardware division. Florida Pneumatic Manufacturing Corporation is engaged in the importation, manufacture and sale of pneumatic hand tools, primarily for the industrial and retail markets, and the importation and sale of compressor air filters. Florida Pneumatic also markets, through its Berkley Tool division, a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely used brand of pipe cutting and threading machines. Green Manufacturing, Inc. ("Green") is engaged primarily in the manufacture, development and sale of heavy-duty welded custom designed hydraulic cylinders. Green also manufactures a line of access equipment for the petro-chemical industry and a line of post hole digging equipment for the agricultural industry. Note 11 presents financial information for the segments of the Company's business.

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

FINANCIAL INSTRUMENTS

         The carrying amounts of financial instruments, including cash and short-term debt, approximated fair value as of December 31, 1999 and 1998, because of the relatively short-term maturity of these instruments. The carrying value of long-term debt, including the current portion, approximated fair value as of December 31, 1999 and 1998, based upon quoted market prices for the same or similar debt issues.

         At December 31, 1999, the Company had foreign currency forward contracts, maturing in 2000, to purchase approximately $507,000 in Japanese yen at contracted forward rates.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ==========================================

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

FINANCIAL INSTRUMENTS (continued)

         The Company enters into foreign currency forward contracts as a hedge against foreign accounts payable. At December 31, 1999, gains and losses on such contracts were included in the measurement of the related foreign currency transactions and reflected in the cost of sales. The Company does not hold or issue financial instruments for trading purposes.

INVENTORIES

         Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

PROPERTY AND EQUIPMENT AND DEPRECIATION

         Property and equipment are stated at cost.

         Depreciation is computed by the straight-line method for financial reporting purposes and by the straight-line and accelerated methods for income tax purposes. The estimated useful lives for financial reporting purposes are as follows:

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

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                    =========================================

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

TAXES ON INCOME

         The Company files a consolidated Federal tax return. The parent company and each of its subsidiaries file separate state and local tax returns.

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

EARNINGS PER SHARE

         Basic earnings per share is based only on the average number of common shares outstanding for the period. Diluted earnings per share reflects the effect of common shares issuable upon the exercise of options, warrants and convertible securities.

         Diluted earnings per share is computed using the treasury stock method. Under this method, the aggregate number of shares outstanding reflects the assumed use of proceeds from the hypothetical exercise of any outstanding options or warrants to repurchase shares of common stock. The average market value for the period is used as the assumed repurchase price.

STOCK-BASED COMPENSATION

         The Company accounts for its stock option awards under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                    =========================================

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for the Company beginning January 1, 2001 and requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company is in the process of reviewing SFAS 133 to determine what impact, if any, the adoption of SFAS 133 will have on its results of operations and its financial position. Based on current market conditions, the Company does not believe that the impact will be material.

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform with the current year's presentation.

NOTE 2 - INVENTORIES

         Inventories consist of:

                                                        DECEMBER 31,
                                                ---------------------------
                                                    1999           1998
                                                ------------   ------------
         Raw materials                          $  4,128,374   $  3,444,804
         Work-in-process                             812,929        435,453
         Finished goods                           15,673,198     13,141,218
                                                ------------   ------------
                                                $ 20,614,501   $ 17,021,475
                                                ============   ============

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                    =========================================

NOTE 3 - SHORT-TERM BORROWINGS

         The Company's credit agreement with a bank includes a revolving credit loan facility which provides a total of $12,000,000, with various sublimits, for direct borrowings, letters of credit, bankers' acceptances and equipment loans. The credit agreement also includes a step-up period, from the date of renewal through January 31, 2000, during which the total availability under the revolving credit loan facility was increased to $17,000,000 to support the buildup of inventory related to a significant new customer. At December 31, 1999, there was $6,000,000 outstanding against the revolving credit loan facility. There was also a commitment of approximately $464,000 at December 31, 1999 for open letters of credit.

         The credit agreement also includes a foreign exchange line, which provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding at December 31, 1999 was approximately $507,000.

         Direct borrowings under the Company's revolving credit loan facility are secured by the accounts receivable, inventory and equipment of the Company and are cross-guaranteed by each of the Company's subsidiaries. These borrowings bear interest at either the prime interest rate or LIBOR plus 1.60%. The prime interest rate at December 31, 1999 was 8.5% and LIBOR was approximately 5.8%.

         The Company's credit agreement is subject to annual review by the lending bank. Under this agreement, the Company is required to adhere to certain financial covenants. At December 31, 1999, and for the year then ended, the Company satisfied all of these covenants.

     The maximum short-term borrowings outstanding at month-end during the years ended December 31, 1999, 1998 and 1997 were approximately $13,000,000, $3,610,000 and $4,250,000, respectively.

     The weighted average monthly balances for the years ended December 31, 1999, 1998 and 1997 were approximately $8,038,000, $4,656,000 and $1,920,000, respectively. The weighted average interest rates of 7.3%, 7.5% and 8.5% for the years ended December 31, 1999, 1998 and 1997, respectively, were calculated by dividing the weighted average monthly interest expense by the weighted average monthly balance.

NOTE 4 - SUBORDINATED DEBENTURES

         The Company's 13.75% Subordinated Debentures were unsecured general obligations of the Company, subordinate to all senior indebtedness of the Company. On January 30, 1998, the Company redeemed all of the outstanding Debentures at 100% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.

         Interest expense on the Subordinated Debentures was $15,486 and $188,265 for the years ended December 31, 1998 and 1997, respectively.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ==========================================

NOTE 5 - LONG-TERM DEBT

     Long-term debt consists of:

                                                        DECEMBER 31,
                                                  -------------------------
                                                      1999          1998
                                                  -----------   -----------
 Term loan - principal amount outstanding
  at October 1, 1999 to be paid in equal
  monthly installments (plus interest at
  LIBOR plus 1.75%) through September 2005.(a)    $ 3,833,333   $ 6,000,000

 Mortgage loan - $17,438 payable monthly
  (plus interest at 8.16%) through May
  2006, when a final payment of approximately
  $1,435,000 is due.(b)                             1,884,993     1,938,054

 Mortgage loan - $16,370 payable monthly
  (plus interest at 7.09%) through
  February 2014.(b)                                 1,745,219            --

 Mortgage loan - $9,095 payable monthly
  (plus interest at 1/2% above prime)
  through February 1999, when a final
  payment of approximately $1,798,000
  was due. (b)(c)(d)                                       --     1,824,984

 Economic Development Revenue Bond
  -- payable yearly in various principal
  amounts (plus interest at variable rates)
  through November 2004 (e)                           810,000       955,000
                                                  -----------   -----------
                                                    8,273,545    10,718,038

 Less current maturities                              947,884       524,974
                                                  -----------   -----------
                                                  $ 7,325,661   $10,193,064
                                                  ===========   ===========

----------
(a)      LIBOR at December 31, 1999 was approximately 5.8%.
(b) These mortgages payable relate to the land and buildings of the Company's subsidiaries. Property with a net book value of approximately $5,121,000 is pledged as collateral.
(c) The prime interest rate at December 31, 1999 was 8.5%. (d) This mortgage was refinanced in March 1999.
(e) The interest rate at December 31, 1999 was 5.7%. This bond was secured by a standby letter of credit.

         The aggregate amounts of the long-term debt scheduled to mature in each of the years ended December 31 are as follows: 2000 - $947,884; 2001 - $962,743; 2002 - $978,787; 2003 - $995,702; 2004 - $1,023,556; 2005 - $690,758; and 2006
and thereafter - $2,674,115. Interest expense on long-term debt was $653,297, $528,824 and $478,229 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

         On January 30, 1997, the Company redeemed all of the outstanding shares of its $1.00 Cumulative Preferred Stock at $10 per share.

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

NOTE 7 - STOCK OPTIONS AND WARRANTS

         In 1992, the Company adopted its Incentive Stock Option Plan (as amended) (the "Plan"), which authorizes the issuance, to employees and directors, of options to purchase a maximum of 1,100,000 shares of Class A Common Stock. These options must be issued within ten years of the effective date of the Plan and are exercisable for a ten year period from the date of grant at prices not less than 100% of the market value of the Class A Common Stock on the date the option is granted. Options granted to any 10% stockholder are exercisable for a five year period from the date of the grant at prices not less than 110% of the market value of the common stock on the date the option is granted.

         The Company applies the Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB Opinion 25"), and related interpretations in accounting for the Plan. Under APB Opinion 25, no compensation cost is recognized if the exercise price of the Company's employee stock options is equal to or greater than the market price of the underlying stock on the date of the grant.

         Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value method prescribed by SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted in 1999, 1998 and 1997, respectively: no dividends paid for any of these years; expected volatility of 33.9%, 35.2% and 34.5%; risk-free interest rates of 5.1%, 5.5% and 6.6%; and expected lives of 10.0 years, 9.7 years and 4.0 years.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ==========================================

NOTE 7 - STOCK OPTIONS AND WARRANTS (continued)

         The weighted-average fair values of options for which the exercise price equaled the market price on the grant date were $4.97 in 1999, $4.53 in 1998 and $2.83 in 1997. The weighted-average fair values of options for which the exercise price exceeded the market price on the grant date were $2.89 in 1998 and $1.98 in 1997.

         Under the provisions of SFAS 123, the Company's income from continuing operations available to common shareholders and its basic and diluted earnings per share would have decreased to the pro forma amounts indicated below:

                                                   YEAR ENDED DECEMBER 31,
                                            ------------------------------------
                                               1999         1998         1997
                                            ----------   ----------   ----------
      Income from continuing operations
          available to common shareholders:
          As reported                       $4,545,505   $3,943,441   $2,491,921
          Pro forma                         $4,492,088   $3,485,588   $2,296,814

      Basic earnings per share:
          As reported                            $1.35        $1.23         $.83
          Pro forma                              $1.33        $1.09         $.77

      Diluted earnings per share:
          As reported                            $1.23        $1.07         $.71
          Pro forma                              $1.21        $ .94         $.65

         The following table contains information on stock options for the three years ended December 31, 1999:

                                                          EXERCISE     WEIGHTED
                                                            PRICE       AVERAGE
                                             OPTION         RANGE      EXERCISE
                                             SHARES       PER SHARE      PRICE

                                          -------------------------------------

         Outstanding, January 1, 1997     $ 741,200   $ 1.44 to 2.61     1.85
         Granted                            147,800     3.75 to 5.71     5.33
         Exercised                         (103,000)    1.50 to 1.88     1.51
                                          ---------

         Outstanding, December 31, 1997     786,000     1.44 to 5.71     2.55
         Granted                            171,500     7.88 to 8.66     7.93
         Exercised                         (137,500)    1.50 to 1.94     1.67
                                          ---------

         Outstanding, December 31, 1998     820,000     1.44 to 8.66     3.82
         Granted                             17,000     8.94 to 9.00     8.96
         Exercised                         (265,600)    1.81 to 1.99     1.99
                                          ---------

         Outstanding, December 31, 1999     571,400     1.44 to 9.00     4.83
                                          =========

                                       26

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ==========================================

NOTE 7 - STOCK OPTIONS AND WARRANTS (continued)

         There were options available for issuance under the Plan as of December 31 of each year as follows: 1997 - 548,700; 1998 - 377,200; and 1999 - 360,200.
Of the 571,400 options outstanding at December 31, 1999, 452,300 options were issued under the Plan and 119,100 options were issued under a previous plan.

         The following table summarizes information about stock options outstanding and exercisable at December 31, 1999:

                                 WEIGHTED
                                  AVERAGE      WEIGHTED                 WEIGHTED
                                 REMAINING      AVERAGE                  AVERAGE
   RANGE OF                     CONTRACTUAL    EXERCISE                 EXERCISE
EXERCISE PRICES   OUTSTANDING   LIFE (YEARS)     PRICE    EXERCISABLE     PRICE
---------------   -----------   ------------   --------   -----------   --------
$ 1.50 to 2.61      169,100          .6          $2.01    $ 169,100       $2.01

      5.71           17,500         2.4           5.71       17,500        5.71

      5.71           52,500         2.4           5.71           --          --

      8.66           11,500         3.2           8.66           --          --

      1.44           15,000         3.6           1.44       15,000        1.44

      1.94           51,000         5.0           1.94       51,000        1.94

  3.75 to 5.25       77,800         7.2           5.00       77,800        5.00

      7.88          160,000         8.2           7.88      160,000        7.88

  8.94 to 9.00       17,000         9.2           8.96       17,000        8.96
                    -------                                 -------
  1.44 to 9.00      571,400         4.6           4.83      507,400        4.65
                    =======                                 =======

                                       27

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ==========================================

NOTE 8 - TAXES ON INCOME

         Provisions for taxes on income in the consolidated statements of income consist of:

                                                YEAR ENDED DECEMBER 31,
                                          ----------------------------------
                                             1999        1998        1997
                                          ----------  ----------  ----------
     Continuing operations:
       Current:
         Federal                          $2,262,000  $2,476,000  $1,520,000
         State and local                     204,000     202,000     112,000
                                          ----------  ----------  ----------
           Total current                   2,466,000   2,678,000   1,632,000
                                          ----------  ----------  ----------
       Deferred:
         Federal                             170,000     (90,000)     38,000
         State and local                      16,000      (5,000)     41,000
                                          ----------  ----------  ----------
           Total deferred                    186,000     (95,000)     79,000
                                          ----------  ----------  ----------
       Taxes on income from
         continuing operations             2,652,000   2,583,000   1,711,000
                                          ----------  ----------  ----------

     Discontinued operation:
       Current:
         Federal                                  --          --     464,000
         State and local                          --          --          --
                                          ----------  ----------  ----------
           Total current                          --          --     464,000
                                          ----------  ----------  ----------
       Deferred:
         Federal                                  --          --     117,000
         State and local                          --          --     269,000
                                          ----------  ----------  ----------
           Total deferred                         --          --     386,000
                                          ----------  ----------  ----------
       Taxes on income from
         discontinued operation                   --          --     850,000
                                          ----------  ----------  ----------

       Total taxes on income              $2,652,000  $2,583,000  $2,561,000
                                          ==========  ==========  ==========

                                       28

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ==========================================

NOTE 8 - TAXES ON INCOME (continued)

         Deferred tax assets (liabilities) consist of:

                                                          DECEMBER 31,
                                                      --------------------
                                                        1999        1998
                                                      --------    --------
       Current deferred tax assets:
         Bad debt reserves                            $145,000    $131,000
         Warranty and other reserves                   387,000     376,000
                                                      --------    --------
                                                      $532,000    $507,000
                                                      ========    ========

       Non-current deferred tax liabilities:
           Depreciation                              ($635,000)   ($474,000)
           Goodwill                                    (67,000)     (17,000)
                                                     ---------    ---------
                                                     ($702,000)   ($491,000)
                                                     =========    =========


     A reconciliation of the Federal statutory rate to the total effective tax rate applicable to income before taxes on income is as follows:

                                            YEAR ENDED DECEMBER 31,
                             -------------------------------------------------
                                   1999              1998              1997
                             ---------------   ---------------   ---------------
                                 $       %         $       %         $       %
                             ---------  ----   ---------  ----   ---------  ----
 Federal income
  taxes computed at
  statutory rates            2,447,000  34.0   2,219,000  34.0   1,910,000  34.0

 Increase in taxes resulting from:
   State and local taxes,
    net of Federal tax
    benefit                    135,000   1.9     128,000   2.0     384,000   6.9

   Expenses not deductible
     for tax purposes          110,000   1.5      97,000   1.5     100,000   1.7

   Other                       (40,000)  (.6)    139,000   2.1     167,000   3.0
                             ---------  ----   ---------  ----   ---------  ----

 Taxes on income             2,652,000  36.8   2,583,000  39.6   2,561,000  45.6
                             =========  ====   =========  ====   =========  ====

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ==========================================

NOTE 9 - ACQUISITION AND DISCONTINUED OPERATION

(a) Acquisition

         On September 16, 1998, the Company acquired certain assets, including cash totalling $215,315, and assumed certain liabilities of Green Manufacturing, Inc., a manufacturer of custom-engineered hydraulic cylinders, prefabricated stairways and platforms and tractor-mounted post hole diggers. The purchase price for the acquisition was $10,500,000 in cash, $10,000,000 of which was provided by an acquisition loan made pursuant to the Company's credit agreement and $500,000 of which was provided by working capital funds.

         As part of the acquisition, the Company assumed $1,095,000 of outstanding Economic Development Revenue Bonds issued by Wood County, Ohio and $1,260,000 in short-term borrowings from a bank.

         The acquisition has been accounted for using the purchase method of accounting and, accordingly, the accompanying consolidated financial statements include the results of operations of the acquired company only from the date of acquisition. The excess of acquisition costs over the fair value of net assets acquired is included in the accompanying balance sheets as "Goodwill". Also included in "Goodwill" are costs totalling $448,163 incurred in connection with the acquisition.

         The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and Green, as though the acquisition had been made January 1, 1997. The pro forma amounts give effect to adjustments for amortization of goodwill, interest expense and income taxes. The pro forma amounts presented are not necessarily indicative of future operating results.

                                        YEAR ENDED DECEMBER 31,
                               ---------------------------------------
                                   1999          1998          1997
                               -----------   -----------   -----------
   Revenues                    $82,700,440   $72,082,186   $68,246,335
                               ===========   ===========   ===========
   Net income from
     continuing operations
     available to common
     shareholders              $ 4,545,505   $ 4,013,224   $ 2,576,074
                               ===========   ===========   ===========


   Earnings per share of
     common stock from
     continuing operations:
       Basic                        $ 1.35        $ 1.25         $ .86
                                    ======        ======         =====

       Diluted                      $ 1.23        $ 1.08         $ .73
                                    ======        ======         =====

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ==========================================

NOTE 9 - ACQUISITION AND DISCONTINUED OPERATION (continued)

(b) Discontinued operation

         In 1994, the Company sold substantially all of the assets and liabilities of Triangle Sheet Metal Works, Inc. ("Triangle"), its sheet metal contracting subsidiary. The assets sold did not include Triangle's land, building and building improvements. As part of the sale agreement, the Company leased this building to the acquirer. In August 1997, the Company sold the land and building to the acquirer for approximately $1,766,000. The Company realized a gain of $542,837 on the sale, net of related taxes.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

         (a) The Company and two of its subsidiaries have adopted a defined contribution pension plan, which covers substantially all non-union employees. Contributions to this plan were determined as a percentage of compensation. The amounts recognized as pension expense for this plan were approximately $312,000, $278,000 and $258,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

         In conjunction with the acquisition of Green, the Company acquired a defined contribution 401(k) plan, which covers all of Green's employees. Employer contributions to this plan were determined as a percentage of employee contributions. The amounts recognized as expense for this plan were approximately $62,000 for the year ended December 31, 1999 and approximately $26,000 for the period from the date of acquisition to December 31, 1998.

         One of the Company's subsidiaries also participates in a multi-employer pension plan. This plan provides defined benefits to all union workers. Contributions to this plan are determined by union contracts and the Company does not administer or control the funds in any way. The amounts recognized as pension expense for this plan were approximately $32,000, $29,000 and $29,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

         (b) The Company has an employment agreement with an officer. This agreement currently provides for a minimum annual aggregate salary of $610,000 through February 2004. This agreement provides that if a change in control of the Company occurs and, as a result, the officer is terminated or is unable to exercise his functions and duties and therefore resigns, he shall have the option to receive either full compensation for the remaining term of the agreement or a severance allowance equal to three times average annual compensation for the five previous years.

         (c) Florida Pneumatic purchases significant amounts of pneumatic tools from two foreign suppliers. Other sources are available. However, the loss of either supplier could cause a temporary disruption in the flow of products, possibly creating an adverse effect on operating results.

         (d) Green purchases significant amounts of raw materials from one supplier. Other sources are available. The Company believes that the loss of this supplier would not cause any disruption in the flow of products or have an adverse effect on operating results.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ==========================================

NOTE 11 - SEGMENTS OF BUSINESS

         The Company currently operates four business segments: pneumatic tools and related equipment, hydraulic cylinders, heating equipment and hardware. The accounting policies of each of the segments are the same as those described in
Note 1. The Company evaluates segment performance based on operating income.

         The following presents financial information by segment for the years ended December 31, 1999, 1998 and 1997. Operating income excludes general corporate expenses, interest expense and income taxes. Identifiable assets are those assets directly owned or utilized by the particular business segment.

                                       PNEUMATIC
 (IN THOUSANDS)                        TOOLS AND
                              CON-      RELATED     HYDRAULIC     HEATING
      1999                 SOLIDATED   EQUIPMENT    CYLINDERS    EQUIPMENT    HARDWARE
      ----                 ---------   ---------    ---------    ---------    --------
 Revenues from
   external customers      $  82,700   $  46,708    $  20,612    $   9,843    $  5,537
                           =========   =========    =========    =========    ========

 Operating income          $  11,736   $   9,304    $   1,208    $     718    $    506
 General corporate                     =========    =========    ========     ========
   expense                    (3,149)
 Interest expense             (1,389)
                           ---------
 Income before
   taxes on income         $   7,198
                           =========

 Identifiable assets at
   December 31, 1999       $  52,066   $  31,127    $  14,563    $   4,031    $  2,345
 Corporate assets              2,174   =========    =========    =========    ========
                           ---------
 Total assets at
   December 31, 1999       $  54,240
                           =========


 Depreciation (including
  $13 corporate)           $   1,241   $     440    $     528    $     230    $     30
                           =========   =========    =========    =========    ========

 Amortization              $     355   $     109    $     240    $       6    $     --
                           =========   =========    =========    =========    ========

 Capital expenditures
   (including $7
      corporate)           $   1,647   $     867    $     773    $      --    $     --
                           =========   =========    =========    =========    ========

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ==========================================

NOTE 11 - SEGMENTS OF BUSINESS (continued)

                                  PNEUMATIC
 (IN THOUSANDS)                   TOOLS AND
                          CON-     RELATED   HYDRAULIC   HEATING
      1998             SOLIDATED  EQUIPMENT  CYLINDERS  EQUIPMENT  HARDWARE
      ----             ---------  ---------  ---------  ---------  --------
 Revenues from
   external customers  $  58,166  $  37,806  $   6,585  $   9,424  $  4,351
                       =========  =========  =========  =========  ========

 Operating income      $   9,770  $   8,410  $     417  $     471  $    472
 General corporate                =========  =========  =========  ========
   expense                (2,472)
 Interest expense           (772)
                       ---------
 Income before
   taxes on income     $   6,526

                       =========
 Identifiable assets at
   December 31, 1998   $  44,342  $  22,672  $  14,225  $   5,013  $  2,432
 Corporate assets          3,736  =========  =========  =========  ========
                       ---------
 Total assets at
   December 31, 1998   $  48,078
                       =========

 Depreciation (including
  $7 corporate)        $     795  $     419  $     111  $     238  $     20
                       =========  =========  =========  =========  ========

 Amortization          $     184  $     112  $      66  $       6  $     --
                       =========  =========  =========  =========  ========

 Capital expenditures
   (including $29
      corporate)       $   1,416  $     383  $     397  $     607  $     --
                       =========  =========  =========  =========  ========

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ==========================================

NOTE 11 - SEGMENTS OF BUSINESS (continued)

                                           PNEUMATIC
 (IN THOUSANDS)                            TOOLS AND
                                   CON-     RELATED    HEATING
       1997                     SOLIDATED  EQUIPMENT  EQUIPMENT  HARDWARE
       ----                     ---------  ---------  ---------  --------
  Revenues from
    external customers           $ 50,027  $  37,486  $   8,343  $  4,198
                                 ========  =========  =========  ========

  Operating income               $  7,337  $   6,488  $     420  $    429
  General corporate                        =========  =========  ========
    expense                        (2,418)
  Interest expense                   (694)
                                 --------
  Income before
    taxes on income              $  4,225
                                 ========

  Identifiable assets at
    December 31, 1997            $ 29,833  $  22,629  $   5,115  $  2,089
  Corporate assets                  2,816  =========  =========  ========
                                 --------
  Total assets at
    December 31, 1997            $ 32,649
                                 ========

  Depreciation
    (including $23 corporate)    $    661    $   387   $    231  $     20
                                 ========  =========  =========  ========

  Amortization                   $    128    $   122   $      6  $     --
                                 ========  =========  =========  ========

  Capital expenditures
    (including $2 corporate)     $    652    $   486   $    164  $     --
                                 ========  =========  =========  ========

         The heating equipment segment, which sells to plumbing supply houses primarily in the northern tier of the United States, is directly affected by the housing industry. The pneumatic tools, hydraulic cylinders and hardware segments sell primarily throughout the United States.

         The pneumatic tools segment has two customers that accounted for 24.7%, 35.7% and 45.4% and 7.7%, 10.1% and 9.1%, respectively, of consolidated revenues for the years ended December 31, 1999, 1998 and 1997, respectively. These two customers also accounted for 37.6% and 25.5% of consolidated accounts receivable as of December 31, 1999 and 1998, respectively. A third customer, a customer of both the pneumatic tools segment and the hardware segment, accounted for 10.1% of consolidated revenues for the year ended December 31, 1999 and 13.2% of consolidated accounts receivable as of December 31, 1999. There were no other major customers requiring disclosure.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ==========================================

NOTE 12 - UNAUDITED INTERIM CONSOLIDATED FINANCIAL INFORMATION

         Unaudited interim consolidated financial information for the two years ended December 31, 1999 and 1998 is summarized as follows:

                                              QUARTER  ENDED
                           ----------------------------------------------------
                            MARCH 31,    JUNE 30,   SEPTEMBER 30,  DECEMBER 31,
                           ----------   ----------  -------------  ------------
    1999                        $            $              $             $
    ----
  Revenues                 18,108,268   17,092,157     20,358,379    27,141,636
                           ==========   ==========     ==========    ==========

  Gross profit              5,562,207    5,433,028      6,330,645     8,205,714
                           ==========   ==========     ==========    ==========

  Net income                  961,407      754,024      1,233,942     1,596,132
                           ==========   ==========     ==========    ==========

  Earnings per share
   of common stock:
      Basic                       .30          .23            .35           .46
                                  ===          ===            ===           ===
      Diluted                     .26          .20            .33           .44
                                  ===          ===            ===           ===

    1998                        $            $              $             $
    ----
  Revenues                 12,541,124   11,997,372     14,118,689    19,508,530
                           ==========   ==========     ==========    ==========

  Gross profit              4,681,236    4,830,800      5,361,648     5,757,216
                           ==========   ==========     ==========    ==========

  Net income                  780,869      950,009      1,220,719       991,844
                           ==========   ==========     ==========    ==========

  Earnings per share
   of common stock:
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
                                  ===          ===            ===           ===

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ==========================================

NOTE 13 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per common share from continuing operations:

                                                  YEAR ENDED DECEMBER 31,
                                           ------------------------------------
                                              1999         1997         1996
                                              ----         ----         ----
 Numerator:
   Net income from continuing operations   $4,545,505   $3,943,441   $2,513,779
   Dividends on preferred stock                    --           --      (21,858)
                                           ----------   ----------   ----------
   Numerator for basic and diluted
     earnings per common share - income
     from continuing operations available
     to common shareholders                $4,545,505   $3,943,441   $2,491,921
                                           ==========   ==========   ==========


 Denominator:
   Denominator for basic earnings
     per share - weighted average
     common shares outstanding              3,370,098    3,208,181    2,986,920

   Effect of dilutive securities:
     Common stock options                     334,535      481,782      538,770
                                           ----------   ----------   ----------
   Denominator for diluted earnings
     per share - adjusted weighted
     average common shares and
     assumed conversions                    3,704,633    3,689,963    3,525,690
                                           ==========   ==========   ==========

 Basic earnings per common share
   from continuing operations                  $ 1.35       $ 1.23        $ .83
                                               ======      =======        =====

 Diluted earnings per common share
   from continuing operations                  $ 1.23       $ 1.07        $ .71
                                               ======       ======        =====

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)
                   ==========================================

NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid during the year for:

                                            YEAR ENDED DECEMBER 31,
                                    -------------------------------------
                                        1999         1998         1997
                                    -----------  -----------  -----------
        Interest                    $ 1,400,165  $   673,814  $   818,552
                                    ===========  ===========  ===========

        Income taxes                $ 2,414,890  $ 2,539,601  $ 2,113,329
                                    ===========  ===========  ===========

        Accruals included in
          gain on sale of fixed
          assets of discontinued
          operation                 $        --  $        --  $   218,894
                                    ===========  ===========  ===========


         The Company received 49,235 shares of Class A Common Stock in connection with the exercise of stock options by an officer of the Company. The value of these shares was recorded at $498,500.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to the directors and executive officers of the Registrant is set forth in the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and is hereby incorporated by reference.

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

         (2) The following consolidated financial statement schedule for the three years ended December 31, 1999, 1998 and 1997 is filed as part of this report:

               Schedule II - Valuation and Qualifying Accounts                                   43

              All other schedules are omitted because they are not required, are not applicable, or the required information is otherwise shown in the financial statements or notes thereto.

         (3) The following exhibits are filed as part of this report:

               See "Exhibit Index" immediately following the signature
               page.                                                                             45 - 46

(b)      Reports on Form 8-K.

           No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1999.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                     =======================================

           COLUMN A                 COLUMN B            COLUMN C            COLUMN D      COLUMN E
           --------                ----------   -----------------------   -----------    ----------
                                                       ADDITIONS
                                                -----------------------
                                                  CHARGED
                                   BALANCE AT    TO COSTS     CHARGED                      BALANCE
                                   BEGINNING        AND       TO OTHER                      AT END
         DESCRIPTION               OF PERIOD     EXPENSES     ACCOUNTS     DEDUCTIONS     OF PERIOD
         -----------               ----------   ----------   ----------    ----------    ----------
Year ended December 31, 1999:
  Allowance for possible losses    $  498,669   $  339,743   $       --    $   70,956(b) $  767,456
                                   ==========   ==========   ==========    ==========    ==========

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


-----------------
(a) Amount received as part of purchase of net assets of Green
    Manufacturing, Inc.

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

Date: March 17, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ ROBERT L. DUBOFSKY                /s/ ALAN GOLDBERG
--------------------------------      --------------------------------
Robert L. Dubofsky, Director          Alan Goldberg, Director

/s/ RICHARD A. HOROWITZ               /s/ SIDNEY HOROWITZ
--------------------------------      --------------------------------
Richard A. Horowitz, Director         Sidney Horowitz, Director

/s/ ARTHUR HUG, JR.                   /s/ DENNIS KALICK
--------------------------------      --------------------------------
Arthur Hug, Jr., Director             Dennis Kalick, Director

/s/ NEIL NOVIKOFF                     /s/ MARC A. UTAY
--------------------------------      --------------------------------
Neil Novikoff, Director               Marc A. Utay, Director



Date: March 17, 2000

                                  EXHIBIT INDEX

EXHIBIT
NO.

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

3.1      Restated Certificate of Incorporation of the Registrant.

3.2      Amended By-laws of the Registrant (Incorporated by reference to Exhibit
         3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

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

4.3 Credit Agreement, dated as of July 23, 1998, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, a Florida corporation, Embassy Industries, Inc., a New York corporation, and European American Bank, a New York banking corporation (Incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998).

4.4 Amendment No. 1 to Credit Agreement, dated as of September 16, 1998, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, a Florida corporation, Embassy Industries, Inc., a New York corporation, Green Manufacturing, Inc., a Delaware corporation, and European American Bank, a New York banking corporation (Incorporated by reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998).

4.5 Amendment No. 2 to Credit Agreement, dated as of July 28, 1999, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, a Florida corporation, Embassy Industries, Inc., a New York corporation, Green Manufacturing, Inc., a Delaware corporation, and European American Bank, a New York banking corporation (Incorporated by reference to Exhibit 4.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

4.6 Certain instruments defining the rights of holders of the long-term debt securities of the Registrant are omitted pursuant to Section
         (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant agrees to furnish supplementally copies of these instruments to the Commission upon request.

                                  EXHIBIT INDEX

(CONTINUED)
EXHIBIT
NO.

10.1 Amended and Restated Employment Agreement, dated as of May 28, 1997, between the Registrant and Richard A. Horowitz (Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998).

10.2 Consulting Agreement, effective as of November 1, 1998, between the Registrant and Sidney Horowitz (Incorporated by reference to Exhibit
         10.2 to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998).

10.3 1992 Incentive Stock Option Plan of the Registrant, as amended and restated as of March 13, 1997 (Incorporated by reference to Exhibit
         10.3 to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998).

21       Subsidiaries of the Registrant.

23       Consent of the Registrant's Independent Certified Public Accountants.

27 Financial Data Schedules (submitted to the Securities and Exchange Commission in electronic format).