Form 10-Q
period 2000-03-31
P&F INDUSTRIES INC
filed 2000-05-08
CIK 75340

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 2000

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


         As of May 5, 2000, there were outstanding 3,574,733 shares of the Registrant's Class A Common Stock, par value $1.00 per share.

                             P & F INDUSTRIES, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
PART I

Item 1.           Financial Statements

                    Consolidated Balance Sheets as of
                      March 31, 2000 and December 31, 1999                       1 - 2

                    Consolidated Statements of Income for the
                      three months ended March 31, 2000 and 1999                     3

                    Consolidated Statement of Shareholders' Equity
                      for the three months ended March 31, 2000                      4

                    Consolidated Statements of Cash Flows for
                      the three months ended March 31, 2000 and 1999             5 - 6

                    Notes to Consolidated Financial Statements                  7 - 11

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                        12 - 15

Item 3.           Quantitative and Qualitative Disclosures About
                    Market Risk                                                     15

PART II

Item 1.           Legal Proceedings                                                 16

Item 2.           Changes in Securities and Use of proceeds                         16

Item 3.           Defaults Upon Senior Securities                                   16

Item 4.           Submission of Matters to a Vote of Security Holders               16

Item 5.           Other Information                                                 16

Item 6.           Exhibits and Reports on Form 8-K                                  16


SIGNATURES                                                                          17

EXHIBIT INDEX                                                                  18 - 19

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                     =======================================

                                            MARCH 31,    DECEMBER 31,
                                              2000           1999
                                          ------------   ------------
   ASSETS
   ------
CURRENT:
  Cash                                    $    251,728    $ 1,305,351
  Accounts receivable, less allowance
    for possible losses of $782,582
    in 2000 and $767,456 in 1999            12,183,970     12,086,000
  Inventories                               23,895,374     20,614,501
  Deferred income taxes                        532,000        532,000
  Prepaid expenses and other                   527,794        570,914
                                          ------------   ------------
      TOTAL CURRENT ASSETS                  37,390,866     35,108,766
                                          ------------   ------------

PROPERTY AND EQUIPMENT:
  Land                                       1,182,938      1,182,939
  Buildings and improvements                 5,942,838      5,942,838
  Machinery and equipment                   11,293,944     11,078,539
                                          ------------   ------------
                                            18,419,720     18,204,316
  Less accumulated depreciation
    and amortization                         7,555,409      7,200,142
                                          ------------   ------------
      NET PROPERTY AND EQUIPMENT            10,864,311     11,004,174
                                          ------------   ------------

GOODWILL, net of accumulated
  amortization of $1,595,585 in
  2000 and $1,514,476 in 1999                7,869,373      7,950,482

OTHER ASSETS                                   173,487        176,937
                                          ------------   ------------
      TOTAL ASSETS                        $ 56,298,037   $ 54,240,359
                                          ============   ============

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                   (CONTINUED)
                     =======================================

                                            MARCH 31,    DECEMBER 31,
                                              2000           1999
                                          ------------   ------------
   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
CURRENT LIABILITIES:
  Short-term borrowings                   $  8,000,000   $  6,000,000
  Accounts payable                           5,934,339      5,592,249
  Accruals:
    Compensation                               975,416      2,474,519
    Other                                    2,401,991      2,173,516
  Current maturities of long-term debt         953,591        947,884
                                          ------------   ------------
      TOTAL CURRENT LIABILITIES             18,265,337     17,188,168

LONG-TERM DEBT, less current maturities      7,120,976      7,325,661

DEFERRED INCOME TAXES                          702,000        702,000
                                          ------------   ------------
                                            26,088,313     25,215,829
                                          ------------   ------------

SHAREHOLDERS' EQUITY:
  Preferred stock - $10 par;
    authorized - 2,000,000 shares;
    no shares outstanding                           --             --
  Common stock:
    Class A - $1 par;
    authorized - 7,000,000 shares;
    issued - 3,643,893 shares
    and 3,504,893 shares                     3,643,893      3,504,893
    Class B - $1 par;
      authorized -  2,000,000 shares;
      no shares issued or outstanding               --             --
  Additional paid-in capital                 8,444,289      8,282,602
  Retained earnings                         18,812,542     17,735,535
  Treasury stock,
    at cost (69,160 shares)                   (691,000)      (498,500)
                                          ------------   ------------
      TOTAL SHAREHOLDERS' EQUITY            30,209,724     29,024,530
                                          ------------   ------------
      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY              $ 56,298,037   $ 54,240,359
                                          ============   ============

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                     =======================================

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                              ------------------
                                              2000          1999
                                          ------------  ------------
REVENUES:
  Net sales                               $ 20,685,575  $ 17,876,353
  Other                                        111,381       231,915
                                          ------------  ------------
                                            20,796,956    18,108,268
                                          ------------  ------------

COSTS AND EXPENSES:
  Cost of sales                             14,402,372    12,546,061
  Selling, administrative and general        4,325,835     3,721,495
  Interest - net                               334,742       288,305
                                          ------------  ------------
                                            19,062,949    16,555,861
                                          ------------  ------------

INCOME BEFORE TAXES ON INCOME                1,734,007     1,552,407

TAXES ON INCOME                                657,000       591,000
                                          ------------  ------------

NET INCOME                                $  1,077,007  $    961,407
                                          ============  ============

Weighted average common
  shares outstanding:
    Basic                                    3,476,865     3,248,247

    Diluted                                  3,669,512     3,729,720


Earnings per share of common stock:
  Basic                                          $ .31         $ .30

  Diluted                                        $ .29         $ .26

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                 ==============================================

                                              ADDITIONAL
                                   COMMON       PAID-IN     RETAINED    TREASURY
                                    STOCK       CAPITAL     EARNINGS      STOCK
                                -----------  -----------  ------------  ---------

Balance, January 1, 2000        $ 3,504,893  $ 8,282,602  $ 17,735,535 ($ 498,500)

Net income for the three
  months ended March 31, 2000            --           --     1,077,007         --

Exercise of stock options,
  139,000 shares                    139,000      161,687            --         --

Common stock received on
  exercise of stock options,
  19,925 shares                          --           --            --   (192,500)
                                -----------  -----------  ------------  ---------
Balance, March 31, 2000         $ 3,643,893  $ 8,444,289  $ 18,812,542 ($ 691,000)
                                ===========  ===========  ============  =========

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                     =======================================

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                              ------------------
                                              2000          1999
                                          ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $  1,077,007  $    961,407
                                          ------------  ------------

  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation                             355,267       334,136
      Amortization                              85,403        60,445
      (Gain) on disposal of fixed assets       (41,193)           --
      Provision for losses on
        accounts receivable - net               15,126         1,500
  Decrease (increase):
    Accounts receivable                       (113,096)   (2,915,253)
    Inventories                             (3,280,873)   (2,214,764)
    Prepaid expenses and other                  43,120      (206,555)
    Other assets                                  (844)           --
  Increase (decrease):
    Accounts payable                           342,090       493,309
    Accruals and other                      (1,270,628)     (503,770)
                                          ------------  ------------
      Total adjustments                     (3,865,628)   (4,950,952)
                                          ------------  ------------
        Net cash used in
          operating activities              (2,788,621)   (3,989,545)
                                          ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                        (215,405)     (701,109)
  Proceeds from sale of fixed assets            41,194            --
                                          ------------  ------------
        Net cash used in
          investing activities                (174,211)     (701,109)
                                          ------------  ------------

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)
                     =======================================

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                              ------------------
                                              2000          1999
                                          ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings        2,500,000     4,000,000
  Repayments of short-term borrowings         (500,000)           --
  Principal payments on long-term debt        (198,978)      (37,847)
  Proceeds from exercise of stock options      108,187        18,750
                                          ------------  ------------
        Net cash used in
          financing activities               1,909,209     3,980,903
                                          ------------  ------------

NET (DECREASE) INCREASE IN CASH             (1,053,623)     (709,751)

CASH AT BEGINNING OF PERIOD                  1,305,351     2,280,788
                                          ------------  ------------

CASH AT END OF PERIOD                     $    251,728  $  1,571,037
                                          ============  ============





SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

    Cash paid during the period for:

      Income taxes                        $    121,654  $     53,300
                                          ============  ============


      Interest                            $    324,823  $    346,420
                                          ============  ============


    During the quarter ended March 31, 2000, the Company received 19,925 shares of common stock in connection with the exercise of stock options. The value of these shares was recorded at $192,500.

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

         The Company conducts its business operations through three wholly-owned subsidiaries. Embassy Industries, Inc. ("Embassy") is engaged in the manufacture and sale of baseboard heating products and the importation and sale of radiant heating systems. Embassy also imports a line of door and window hardware items through its Franklin division. Florida Pneumatic Manufacturing Corporation ("Florida Pneumatic") is engaged in the importation, manufacture and sale of pneumatic hand tools, primarily for the industrial and retail markets, and the importation and sale of compressor air filters. Florida Pneumatic also markets, through its Berkley Tool division, a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely used brand of pipe cutting and threading machines. Green Manufacturing, Inc. ("Green") is engaged primarily in the manufacture, development and sale of heavy-duty welded custom designed hydraulic cylinders. Green also manufactures a line of access equipment for the petro-chemical industry and a line of post hole digging equipment for the agricultural industry.

BASIS OF FINANCIAL STATEMENT PRESENTATION

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

         The consolidated balance sheet information for December 31, 1999 was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. These interim financial statements should be read in conjunction with that Report.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 - INVENTORIES

         Major classes of inventory were as follows:

                                      MARCH 31,     DECEMBER 31,
                                        2000            1999
                                    ------------    ------------
       Finished goods               $ 19,476,590    $ 15,673,198
       Work in process                 1,030,154         812,929
       Raw materials and supplies      3,388,630       4,128,374
                                    ------------    ------------
                                    $ 23,895,374    $ 20,614,501
                                    ============    ============


NOTE 3 - CAPITAL STOCK TRANSACTIONS

         During the quarter ended March 31, 2000, a director of the Company surrendered 13,144 shares of Class A Common Stock, with a fair value of $130,625, in connection with the exercise of options to purchase 50,000 shares of Class A Common Stock.

         Also during the quarter ended March 31, 2000, an employee of the Company surrendered 6,781 shares of Class A Common Stock, with a fair value of $61,875, in connection with the exercise of options to purchase 35,000 shares of Class A Common Stock.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE 4 - SEGMENTS OF BUSINESS

         The following tables present financial information by segment for the periods ended March 31, 2000 and 1999. Segment profit excludes general corporate expenses, interest expense and income taxes. During these periods, there were no intersegment revenues.

                                  PNEUMATIC
                                  TOOLS AND
 THREE MONTHS ENDED       CON-     RELATED   HYDRAULIC   HEATING
   MARCH 31, 2000      SOLIDATED  EQUIPMENT  CYLINDERS  EQUIPMENT   HARDWARE
-------------------    ---------  ---------  ---------  ---------   --------
   (In thousands)

 Revenues from
   external customers  $  20,797  $  11,070  $   5,836  $   2,291   $  1,600
                       =========  =========  =========  =========   ========

 Segment profit        $   2,855  $   2,198  $     386  $     115   $    156
                       =========  =========  =========  =========   ========


                                  PNEUMATIC
                                  TOOLS AND
 THREE MONTHS ENDED       CON-     RELATED   HYDRAULIC   HEATING
   MARCH 31, 1999      SOLIDATED  EQUIPMENT  CYLINDERS  EQUIPMENT   HARDWARE
-------------------    ---------  ---------  ---------  ---------   --------
   (In thousands)

 Revenues from
   external customers  $  18,108  $   9,767  $   5,051  $   1,900   $  1,390
                       =========  =========  =========  =========   ========

 Segment profit        $   2,568  $   2,031  $     340  $      21   $    176
                       =========  =========  =========  =========   ========

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================


NOTE 4 - SEGMENTS OF BUSINESS (CONTINUED)

         The reconciliation of combined operating profits for reportable segments to consolidated income before income taxes is as follows:

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                            -----------------------
                                               2000         1999
                                            ----------   ----------

   Total profit for reportable segments     $2,854,748   $2,567,985

   General corporate expenses                 (785,999)    (727,273)

   Interest expense                           (334,742)    (288,305)
                                            ----------   ----------

   Income before income taxes               $1,734,007   $1,552,407
                                            ==========   ==========

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE 5 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per common share:

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                            -----------------------
                                               2000         1999
                                            ----------   ----------
  Numerator:
    Numerator for basic and diluted
      earnings per common share - income
      available to common shareholders      $1,077,007   $  961,407
                                            ==========   ==========

  Denominator:
    Denominator for basic earnings
      per common share - weighted
      average common shares outstanding      3,476,865    3,248,247

    Effect of dilutive securities:
      Common stock options                     192,647      481,473
                                             ---------    ---------

    Denominator for diluted earnings
      per common share - adjusted
      weighted average common shares
      and assumed conversions                3,669,512    3,729,720
                                             =========    =========


  Earnings per common share:
    Basic                                        $ .31        $ .30
                                                 =====        =====

    Diluted                                      $ .29        $ .26
                                                 =====        =====

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES
                     =======================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER ENDED MARCH 31, 2000 COMPARED WITH FIRST QUARTER ENDED MARCH 31, 1999

         Consolidated revenues increased 14.8%, from $18,108,268 to $20,796,956. Revenues from pneumatic tools and related equipment increased 13.3%, from $9,767,148 to $11,069,618, due to the addition of a large new customer obtained in the fourth quarter of 1999. The increase in revenues would have been greater by $1,685,000 had it not been for a special promotion that occurred in the first quarter of 1999. Selling prices of pneumatic tools and related equipment were virtually unchanged from the first quarter of 1999.

         Revenues from hydraulic cylinders and other equipment increased 15.5%, from $5,050,745 to $5,835,674, due primarily to an increase in sales to the wrecker and refuse markets. Selling prices of hydraulic cylinders were virtually unchanged from the first quarter of 1999.

         Revenues from heating equipment increased 20.6%, from $1,899,890 to $2,291,404, due primarily to an increase in radiant and commercial product sales. Revenues from hardware increased 15.1%, from $1,390,485 to $1,600,260, primarily as the result of a significant increase in sales to a large customer. Selling prices of all heating and hardware products were virtually unchanged from the first quarter of 1999.

         Consolidated gross profit, as a percentage of revenues, was unchanged at 30.7%. Gross profit from pneumatic tools and related equipment increased from 38.5% to 38.9%, due primarily to a more profitable product mix. Gross profit from hydraulic cylinders and other equipment decreased from 15.1% to 14.8%, due primarily to higher overhead costs resulting from a large increase in state mandated workers compensation rates. Without these increased costs, gross profit from hydraulic cylinders and other equipment would have improved to 15.4% as the result of improvements in factory efficiency. Gross profit from heating equipment decreased from 34.3% to 34.0%, due primarily to higher material costs for baseboard product, and gross profit from hardware was virtually unchanged, going from 28.0% to 27.9%.

         Consolidated selling, general and administrative expenses increased 16.2%, from $3,721,495 to $4,325,835, due primarily to the increase in revenues. As a percentage of revenues, however, these expenses increased only slightly, from 20.6% to 20.8%. Interest expense increased 16.1%, from $288,305 to $334,742, as a result of higher interest rates and a slight increase in short-term borrowings.

         The effective tax rates for the quarters ended March 31, 2000 and 1999 were 37.9% and 38.1%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company gauges its liquidity and financial stability by the measurements shown in the following table (dollar amounts in thousands):

                             MARCH 31,     DECEMBER 31,    MARCH 31,
                               2000            1999          1999
                             ---------     ------------    ---------
    Working Capital          $  19,126       $  17,921     $  16,401
    Current Ratio            2.05 to 1       2.04 to 1     1.95 to 1
    Shareholders' Equity     $  30,210       $  29,025     $  25,430

         During the quarter ended March 31, 2000, gross accounts receivable increased by approximately $113,000, due primarily to increases in accounts receivable at Embassy and Green as the result of very strong sales during March 2000. The increases at Embassy and Green were partially offset by a decrease in accounts receivable at Florida Pneumatic due to weaker first quarter 2000 sales compared to the fourth quarter of 1999. Inventories increased by approximately $3,281,000, due primarily to restocking required after extremely strong fourth quarter sales at Florida Pneumatic. Accounts payable increased approximately $342,000, due primarily to the timing of inventory receipts.

         On July 26, 1999, the Company renewed its credit agreement, as amended, with European American Bank. This agreement provides the Company with various credit facilities, including revolving credit loans, term loans for acquisitions and a foreign exchange line. The revolving credit loan facility provides a total of $12,000,000, with various sublimits, for direct borrowings, letters of credit, bankers' acceptances and equipment loans. The amended credit agreement also includes a step-up period, from the date of renewal through January 31, 2000, during which the total availability under the revolving credit loan facility was increased to $17,000,000 to support the buildup of inventory related to a significant new customer. At March 31, 2000, there was $8,000,000 outstanding against the revolving credit loan facility. There was also a commitment of approximately $405,000 at March 31, 2000 for open letters of credit.

         The term loan facility provides a commitment of $15,000,000 to finance acquisitions subject to the lending banks approval. In September 1998, $10,000,000 of the term loan facility was used to help finance the acquisition of Green and there was $3,666,667 still outstanding against this facility at March 31, 2000. This 7-year term loan bears interest at LIBOR (London Interbank Offered Rates) plus 1.75%. The Company made payments of interest only through October 1999, at which time payments of both principal and interest became due. The amended credit agreement also includes a step-up period, from the date of renewal through January 31, 2000, during which the total availability under the term loan facility was increased to $18,000,000 to support potential acquisitions. There was also a standby letter of credit totalling approximately $821,000 outstanding against this facility at March 31, 2000. This standby letter of credit was used to secure the Economic Development Revenue Bond assumed as part of the acquisition of Green.

         The foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding at March 31, 2000 was approximately $2,750,000.

         The Company's credit agreement is subject to annual review by the lending bank. Under this agreement, the Company is required to adhere to certain financial covenants. At March 31, 2000, and for the three months then ended, the Company satisfied all of these covenants.

         Capital spending for the quarter ended March 31, 2000 was approximately $215,000. The total amount was provided from working capital. Capital expenditures for the rest of 2000 are expected to total approximately $1,500,000, some of which may be financed through the Company's credit facilities. Included in the expected total for the rest of 2000 are capital expenditures relating to new products, expansion of existing product lines and replacement of old equipment.

         The Company, through Florida Pneumatic, imports a significant amount of its purchases from Japan, with payment due in Japanese yen. As a result, the Company is subject to the effects of foreign currency exchange fluctuations. The Company uses a variety of techniques to protect itself from any adverse effects from these fluctuations, including increasing its selling prices, obtaining price reductions from its overseas suppliers, using alternative supplier sources and entering into foreign currency forward contracts. Nevertheless, the weakening of the U.S. dollar versus the Japanese yen over the last 12 months has had a negative effect on the Company's results of operations and its financial position.

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

         The value of the U.S. dollar affects the Company's financial results. Changes in exchange rates may positively or negatively affect the Company's gross margins and operating expenses. The Company engages in hedging programs aimed at mitigating the impact of currency fluctuations. Using primarily forward exchange contracts, the Company hedges some of those transactions that, when remeasured according to generally accepted accounting principles, impact the income statement. Factors that could impact the effectiveness of the Company's programs include volatility of the currency markets and availability of hedging instruments. All currency contracts that are entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation. The Company does not buy or sell financial instruments for trading purposes. Although the Company maintains these programs to reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a weakening exchange rate against currencies in which the Company incurs costs, the Company's costs are adversely affected. At March 31, 2000, the Company held open hedge forward contracts to deliver approximately $2,750,000 of Japanese yen. The potential loss in value of the Company's net investment in foreign currency forward contracts resulting from a hypothetical 10 percent adverse change in foreign currency exchange rates at March 31, 2000 is approximately $305,000.

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

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2000.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 P & F INDUSTRIES, INC.
                                 (Registrant)

                                 By     /s/ Joseph A. Molino, Jr.
                                    -------------------------------
                                          Joseph A. Molino, Jr.
                                             Vice President
Dated: May 8, 2000                    (Principal Financial Officer)

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

3.1 Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form
         10-K for the fiscal year ended December 31, 1999).

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



                                  EXHIBIT INDEX
(CONTINUED)

EXHIBIT
NO.
-------

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