Form 10-Q
period 2000-06-30
P&F INDUSTRIES INC
filed 2000-08-14
CIK 75340

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------
                                    FORM 10-Q
                                   -----------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 2000

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

YES  ( X )  NO  (   )

     As of August 4, 2000, there were outstanding 3,583,733 shares of the Registrant's Class A Common Stock, par value $1.00 per share.

                             P & F INDUSTRIES, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

                                                                           PAGE



PART I

Item 1.       Financial Statements

                Consolidated Balance Sheets as of
                  June 30, 2000 and December 31, 1999       1 - 2

                Consolidated Statements of Income for the
                  three months and the six months ended
                  June 30, 2000 and 1999     3

                Consolidated Statement of Shareholders' Equity
                  for the six months ended June 30, 2000    4

                Consolidated Statements of Cash Flows for
                  the six months ended June 30, 2000 and 1999    5 - 6

                Notes to Consolidated Financial Statements      7 - 11

Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations     12 - 16

Item 3.       Quantitative and Qualitative Disclosures About
                Market Risk    16

PART II

Item 1.       Legal Proceedings    17

Item 2.       Changes in Securities and Use of proceeds     17

Item 3.       Defaults Upon Senior Securities     17

Item 4.       Submission of Matters to a Vote of Security Holders     17

Item 5.       Other Information     17

Item 6.       Exhibits and Reports on Form 8-K     17


SIGNATURES     18

EXHIBIT INDEX       19 - 20

PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                     =======================================



                                            JUNE 30,     DECEMBER 31,
                                              2000           1999
                                          ------------   ------------
   ASSETS
   ------
CURRENT:
  Cash                                    $    205,082    $ 1,305,351
  Accounts receivable, less allowance
    for possible losses of $502,727
    in 2000 and $767,456 in 1999            10,636,073     12,086,000
  Inventories                               26,126,698     20,614,501
  Deferred income taxes                        532,000        532,000
  Prepaid expenses and other                   747,865        570,914
                                          ------------   ------------
      TOTAL CURRENT ASSETS                  38,247,718     35,108,766
                                          ------------   ------------

PROPERTY AND EQUIPMENT:
  Land                                       1,182,938      1,182,939
  Buildings and improvements                 5,942,838      5,942,838
  Machinery and equipment                   11,679,303     11,078,539
                                          ------------   ------------
                                            18,805,079     18,204,316

  Less accumulated depreciation
    and amortization                         7,910,675      7,200,142
                                          ------------   ------------
      NET PROPERTY AND EQUIPMENT            10,894,404     11,004,174
                                          ------------   ------------

GOODWILL, net of accumulated
  amortization of $1,676,694 in
  2000 and $1,514,476 in 1999                7,788,264      7,950,482

OTHER ASSETS                                   170,037        176,937
                                          ------------   ------------
      TOTAL ASSETS                        $ 57,100,423   $ 54,240,359
                                          ============   ============


                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                   (CONTINUED)

                     =======================================



                                            JUNE 30,     DECEMBER 31,
                                              2000           1999

                                          ------------   ------------
   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
CURRENT LIABILITIES:
  Short-term borrowings                   $  9,000,000   $  6,000,000
  Accounts payable                           4,725,288      5,592,249
  Accruals:
    Compensation                             1,209,316      2,474,519
    Other                                    2,361,984      2,173,516
  Current maturities of long-term debt         951,136        947,884
                                          ------------   ------------

      TOTAL CURRENT LIABILITIES             18,247,724     17,188,168

LONG-TERM DEBT, less current maturities      6,924,181      7,325,661

DEFERRED INCOME TAXES                          702,000        702,000
                                          ------------   ------------
                                            25,873,905     25,215,829
                                          ------------   ------------

SHAREHOLDERS' EQUITY:
  Preferred stock - $10 par;
    authorized - 2,000,000 shares;
    no shares outstanding                           --             --
  Common stock:
    Class A - $1 par;
     authorized - 7,000,000 shares;
     issued - 3,647,893 shares
     and 3,504,893 shares                    3,647,893      3,504,893
  Class B - $1 par;
      authorized -  2,000,000 shares;
      no shares issued or outstanding               --             --
  Additional paid-in capital                 8,447,414      8,282,602
  Retained earnings                         19,822,211     17,735,535
  Treasury stock, at cost
    (69,160 shares and 49,235 shares)         (691,000)      (498,500)
                                          ------------   ------------
      TOTAL SHAREHOLDERS' EQUITY            31,226,518     29,024,530
                                          ------------   ------------
      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY              $ 57,100,423   $ 54,240,359
                                          ============   ============


                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                     =======================================



                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                JUNE 30,                    JUNE 30,
                                       --------------------------  --------------------------
                                           2000          1999          2000          1999
                                       ------------  ------------  ------------  ------------
REVENUES:
  Net sales                            $ 18,704,623  $ 16,888,372  $ 39,390,198  $ 34,764,725
  Other                                     259,116       203,785       370,497       435,700
                                       ------------  ------------  ------------  ------------
                                         18,963,739    17,092,157    39,760,695    35,200,425
                                       ------------  ------------  ------------  ------------

COSTS AND EXPENSES:
  Cost of sales                          12,675,741    11,659,129    27,078,113    24,205,190
  Selling, administrative and general     4,321,957     3,894,672     8,647,792     7,616,167
  Interest - net                            342,372       313,332       677,114       601,637
                                       ------------  ------------  ------------  ------------
                                         17,340,070    15,867,133    36,403,019    32,422,994
                                       ------------  ------------  ------------  ------------

INCOME BEFORE TAXES ON INCOME             1,623,669     1,225,024     3,357,676     2,777,431
TAXES ON INCOME                             614,000       471,000     1,271,000     1,062,000
                                       ------------  ------------  ------------  ------------

NET INCOME                             $  1,009,669  $    754,024  $  2,086,676  $  1,715,431
                                       ============  ============  ============  ============



Weighted average common
    shares outstanding:
    Basic                                 3,577,000     3,316,655     3,526,932     3,282,750

    Diluted                               3,705,365     3,730,457     3,687,438     3,730,388

Earnings per share of common stock:
  Basic                                       $ .28         $ .23         $ .59         $ .52

  Diluted                                     $ .27         $ .20         $ .57         $ .46


                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                 ==============================================



                                              ADDITIONAL
                                   COMMON       PAID-IN     RETAINED    TREASURY
                                    STOCK       CAPITAL     EARNINGS      STOCK
                                -----------  -----------  ------------  ---------

Balance, January 1, 2000        $ 3,504,893  $ 8,282,602  $ 17,735,535  $(498,500)

Net income for the six
  months ended June 30, 2000             --           --     2,086,676         --

Exercise of stock options,
  143,000 shares                    143,000      164,812            --         --

Common stock received on
  exercise of stock options,
  19,925 shares                          --           --            --   (192,500)
                                -----------  -----------  ------------  ---------
Balance, June 30, 2000          $ 3,647,893  $ 8,447,414  $ 19,822,211  $(691,000)
                                ===========  ===========  ============  =========


                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                     =======================================



                                               SIX MONTHS ENDED
                                                   JUNE 30,
                                          --------------------------
                                              2000          1999
                                          ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $  2,086,676  $  1,715,431
                                          ------------  ------------

  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation                             710,533       671,141
      Amortization                             169,962       159,914
      (Gain) on disposal of fixed assets       (41,193)           --
      Provision for losses on
        accounts receivable - net               17,065         3,000
  Decrease (increase):
    Accounts receivable                      1,432,862      (853,894)
    Inventories                             (5,512,197)   (4,764,082)
    Prepaid expenses and other                (176,951)      (69,604)
    Other assets                                  (844)       19,273
  Increase (decrease):
    Accounts payable                          (866,961)      549,881
    Accruals and other                      (1,076,735)   (1,019,603)
                                          ------------  ------------
      Total adjustments                     (5,344,459)   (5,303,974)
                                          ------------  ------------
        Net cash used in
          operating activities              (3,257,783)   (3,588,543)
                                          ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                        (600,764)   (1,271,192)
  Proceeds from sale of fixed assets            41,194            --
                                          ------------  ------------
        Net cash used in
          investing activities                (559,570)   (1,271,192)
                                          ------------  ------------

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)
                     =======================================



                                               SIX MONTHS ENDED
                                                   JUNE 30,
                                          --------------------------
                                              2000          1999
                                          ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings        4,500,000     5,500,000
  Repayments of short-term borrowings       (1,500,000)   (1,000,000)
  Proceeds from mortgage refinancing                --     1,800,000
  Principal payments on long-term debt        (398,228)   (3,372,394)
  Proceeds from exercise of stock options      115,312        18,750
                                          ------------  ------------
        Net cash provided by
          financing activities               2,717,084     2,946,356
                                          ------------  ------------

NET (DECREASE) INCREASE IN CASH             (1,100,269)   (1,913,379)

CASH AT BEGINNING OF PERIOD                  1,305,351     2,280,788
                                          ------------  ------------

CASH AT END OF PERIOD                     $    205,082  $    367,409
                                          ============  ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid during the period for:



      Income taxes                        $  1,336,654  $  1,110,300
                                          ============  ============

      Interest                            $    665,749  $    651,055
                                          ============  ============


     During the six months ended June 30, 2000, the Company received 19,925 shares of common stock in connection with the exercise of stock options. The value of these shares was recorded at $192,500.

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

NOTE 2 - INVENTORIES

     Major classes of inventory were as follows:

                                      JUNE 30,      DECEMBER 31,
                                        2000            1999
                                    ------------    ------------
       Finished goods               $ 21,391,049    $ 15,673,198
       Work in process                 1,030,032         812,929
       Raw materials and supplies      3,705,617       4,128,374
                                    ------------    ------------

                                    ------------    ------------
                                    $ 26,126,698    $ 20,614,501
                                    ============    ============


NOTE 3 - CAPITAL STOCK TRANSACTIONS

     During the six months ended June 30, 2000, a director of the Company surrendered 13,144 shares of Class A Common Stock, with a fair value of $130,625, in connection with the exercise of options to purchase 50,000 shares of Class A Common Stock.

     Also during the six months ended June 30, 2000, an employee of the Company surrendered 6,781 shares of Class A Common Stock, with a fair value of $61,875, in connection with the exercise of options to purchase 35,000 shares of Class A Common Stock.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   ==========================================

NOTE 4 - SEGMENTS OF BUSINESS

     The following tables present financial information by segment for the periods ended June 30, 2000 and 1999. Segment profit excludes general corporate expenses, interest expense and income taxes. There were no intersegment revenues.


                                  PNEUMATIC
                                  TOOLS AND
 SIX MONTHS ENDED         CON-     RELATED   HYDRAULIC   HEATING
   JUNE 30, 2000       SOLIDATED  EQUIPMENT  CYLINDERS  EQUIPMENT  HARDWARE
-------------------    ---------  ---------  ---------  ---------  --------
   (In thousands)
 Revenues from
   external customers  $  39,761  $  21,032  $  11,357  $   4,390  $ 2,982
                       =========  =========  =========  =========  =======

 Segment profit        $   5,598  $   4,341  $     785  $     241  $   231
                       =========  =========  =========  =========  =======



                                  PNEUMATIC
                                  TOOLS AND
 SIX MONTHS ENDED         CON-     RELATED   HYDRAULIC   HEATING
   JUNE 30, 1999       SOLIDATED  EQUIPMENT  CYLINDERS  EQUIPMENT  HARDWARE
-------------------    ---------  ---------  ---------  ---------  --------
   (In thousands)
 Revenues from
   external customers  $  35,200  $  18,160  $  10,315  $   3,947  $ 2,778
                       =========  =========  =========  =========  =======

 Segment profit        $   4,827  $   3,849  $     603  $      68  $   307
                       =========  =========  =========  =========  =======

                                  PNEUMATIC
                                  TOOLS AND
 THREE MONTHS ENDED       CON-     RELATED   HYDRAULIC   HEATING
    JUNE 30, 2000      SOLIDATED  EQUIPMENT  CYLINDERS  EQUIPMENT  HARDWARE
-------------------    ---------  ---------  ---------  ---------  --------
   (In thousands)
 Revenues from
   external customers  $  18,964  $   9,962  $   5,521  $   2,099  $ 1,382
                       =========  =========  =========  =========  =======

 Segment profit        $   2,743  $   2,143  $     399  $     126  $    75
                       =========  =========  =========  =========  =======

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   ==========================================

NOTE 4 - SEGMENTS OF BUSINESS (CONTINUED)



                                  PNEUMATIC
                                  TOOLS AND
 THREE MONTHS ENDED       CON-     RELATED   HYDRAULIC   HEATING
    JUNE 30, 1999      SOLIDATED  EQUIPMENT  CYLINDERS  EQUIPMENT  HARDWARE
-------------------    ---------  ---------  ---------  ---------  --------
   (In thousands)
 Revenues from
   external customers  $  17,092  $   8,393  $   5,264  $   2,047  $ 1,388
                       =========  =========  =========  =========  =======

 Segment profit        $   2,259  $   1,818  $     263  $      47  $   131
                       =========  =========  =========  =========  =======


     The reconciliation of combined operating profits for reportable segments to consolidated income before income taxes is as follows:

                                                SIX MONTHS ENDED
                                                    JUNE 30,
                                            -----------------------
                                               2000         1999
                                            ----------   ----------
   Total profit for reportable segments     $5,598,111   $4,826,997

   General corporate expenses               (1,563,321)  (1,447,929)

   Interest expense                           (677,114)    (601,637)
                                            ----------   ----------

   Income before income taxes               $3,357,676   $2,777,431
                                            ==========   ==========



                                               THREE MONTHS ENDED
                                                    JUNE 30,
                                            -----------------------
                                               2000         1999
                                            ----------   ----------
   Total profit for reportable segments     $2,743,363   $2,259,012

   General corporate expenses                 (777,322)    (720,656)

   Interest expense                           (342,372)    (313,332)
                                            ----------   ----------

   Income before income taxes               $1,623,669   $1,225,024
                                            ==========   ==========

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE 5 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per common share:

                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                               JUNE 30,                  JUNE 30,
                                      ------------------------  ------------------------
                                          2000         1999         2000         1999
                                      -----------  -----------  -----------  -----------
  Numerator:
    Numerator for basic and diluted
      earnings per common share -
      income available to common
      shareholders                    $ 1,009,669  $   754,024  $ 2,086,676  $ 1,715,431
                                      ===========  ===========  ===========  ===========

  Denominator:
    Denominator for basic earnings
      per share - weighted average
      common shares outstanding         3,577,000    3,316,655    3,526,932    3,282,750

    Effect of dilutive securities:
      Common stock options                128,365      413,802      160,506      447,638
                                      -----------  -----------  -----------  -----------
    Denominator for diluted earnings
      per share - adjusted weighted
      average common shares and
      assumed conversions               3,705,365    3,730,457    3,687,438    3,730,388
                                      ===========  ===========  ===========  ===========

  Earnings per common share:
    Basic                                   $ .28        $ .23        $ .59        $ .52
                                            =====        =====        =====        =====

    Diluted                                 $ .27        $ .20        $ .57        $ .46
                                            =====        =====        =====        =====

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                     =======================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER ENDED JUNE 30, 2000 COMPARED WITH SECOND QUARTER ENDED JUNE 30, 1999

     Consolidated revenues increased 10.9%, from $17,092,157 to $18,963,739. Revenues from pneumatic tools and related equipment increased 18.7%, from $8,392,853 to $9,962,215, due primarily to the addition of a significant new account obtained in the fourth quarter of 1999. Selling prices of pneumatic tools and related equipment were virtually unchanged from the second quarter of 1999. Revenues from hydraulic cylinders and other equipment increased 4.9%, from $5,264,495 to $5,521,760, due primarily to an increase in sales to the refuse market. Selling prices of hydraulic cylinders and other equipment were virtually unchanged from the second quarter of 1999. Revenues from heating equipment increased 2.5%, from $2,047,187 to $2,098,238, due primarily to an increase in sales of commercial baseboard products. Revenues from hardware were virtually unchanged, decreasing slightly from $1,387,622 to $1,381,526. Selling prices of both heating products and hardware were virtually unchanged from the second quarter of 1999.

     Consolidated gross profit, as a percentage of revenues, increased from 31.8% to 33.2%. Gross profit from pneumatic tools and related equipment increased from 42.4% to 42.7%, due to a more profitable product mix and higher volumes, partially offset by a decrease in the value of the U.S. dollar as compared to the Japanese yen. Gross profit from hydraulic cylinders and other equipment increased from 14.6% to 16.4%, due to increases in production, which better utilized operators and machinery, and higher labor productivity. Gross profit from heating equipment decreased from 35.3% to 34.8%, due primarily to an increase in the cost of purchased raw materials. Gross profit from hardware increased from 27.5% to 28.9%, due primarily to a more favorable product mix.

     Consolidated selling, general and administrative expenses increased 11.0%, from $3,894,672 to $4,321,957, due primarily to the overall increase in revenue. Interest expense increased 9.3%, from $313,332 to $342,372, primarily as a result of an increase in the average interest rate on the Company's debt obligations.

     The effective tax rates for the quarters ended June 30, 2000 and 1999 were 37.8% and 38.4%, respectively.


SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED
JUNE 30, 1999

     Consolidated revenues increased 13.0%, from $35,200,425 to $39,760,695. Revenues from pneumatic tools and related equipment increased 15.8%, from $18,160,001 to $21,031,833, due primarily to the addition of a significant new account obtained in the fourth quarter of 1999. Selling prices of pneumatic tools and related equipment were virtually unchanged from the six months ended June 30, 1999. Revenues from hydraulic cylinders and other equipment increased 10.1%, from $10,315,240 to $11,357,434, due primarily to an increase in sales to the refuse and wrecker markets, which was partially offset by slight decreases in sales to the lift and construction markets. Selling prices of hydraulic cylinders and other equipment were virtually unchanged from the six months ended June 30, 1999. Revenues from heating equipment increased 11.2%, from $3,947,077 to $4,389,642, due primarily to strong sales in commercial baseboard and radiant products. Revenues from hardware increased 7.3%, from $2,778,107 to $2,981,786, due primarily to strong sales to the top three accounts. Selling prices of both heating products and hardware were virtually unchanged from the six months ended June 30, 1999.

     Consolidated gross profit, as a percentage of revenues, increased from 31.2% to 31.9%. Gross profit from pneumatic tools and related equipment increased from 40.3% to 40.7%, due to a more profitable product mix and higher volumes, partially offset by a decrease in the value of the U.S. dollar as compared to the Japanese yen. Gross profit from hydraulic cylinders and other equipment increased from 14.8% to 15.6%, due to increases in production, which better utilized operators and machinery, and higher labor productivity. Gross profit from heating equipment decreased from 34.8% to 34.4%, due primarily to an increase in the cost of purchased raw materials. Gross profit from hardware increased from 27.8% to 28.3%, due primarily to a more favorable product mix.

     Consolidated selling, general and administrative expenses increased 13.6%, from $7,616,167 to $8,647,792, due primarily to the overall increase in revenue. Interest expense increased 12.6%, from $601,637 to $677,114, primarily as a result of an increase in the average interest rate on the Company's debt obligations.

     The effective tax rates for the six months ended June 30, 2000 and 1999 were 37.9% and 38.2%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company gauges its liquidity and financial stability by the measurements shown in the following table (dollar amounts in thousands):



                              JUNE 30,     DECEMBER 31,     JUNE 30,
                                2000           1999           1999
                             ---------     ------------    ---------
    Working Capital          $  20,000       $  17,921     $  15,420
    Current Ratio            2.10 to 1       2.04 to 1     1.89 to 1
    Shareholders' Equity     $  31,227       $  29,025     $  26,184


     During the six months ended June 30, 2000, gross accounts receivable decreased by approximately $1,715,000. A decrease of approximately $2,325,000 in accounts receivable at Florida Pneumatic was partially offset by an increase of approximately $481,000 in accounts receivable at Green. Florida Pneumatic's accounts receivable at December 31, 1999 were high because of strong first-time sales to a significant new customer. Green's accounts receivable at June 30, 2000 were higher than at December 31, 1999 because of a significant increase in sales late in the second quarter. During the six months ended June 30, 2000, inventories increased by approximately $5,512,000. Florida Pneumatic's inventory increased by approximately $4,501,000, primarily to support sales to a significant new customer obtained in the fourth quarter of 1999. Green's inventory increased by approximately $489,000, primarily in order to support additional on-hand finished goods commitments to customers as well as the overall increase in sales. Embassy's inventory increased by approximately $522,000 as part of the typical preparation for the heating season and an overall growth in heating product sales. During the six months ended June 30, 2000, short-term borrowings increased by $3,000,000, primarily to support the inventory buildups in each segment. During the six months ended June 30, 2000, accounts payable decreased by approximately $867,000. A decrease of approximately $1,349,000 in accounts payable at Florida Pneumatic, due primarily to the timing of payments to foreign suppliers, was partially offset by an increase of approximately $499,000 in accounts payable at Green, due primarily to the inventory buildup.

     On July 26, 2000, the Company renewed its Credit Agreement, which provides the Company with various credit facilities, including revolving credit loans, term loans for acquisitions and a foreign exchange line. The revolving credit loan facility provides a total of $12,000,000, with various sublimits, for direct borrowings, letters of credit, bankers' acceptances and equipment loans. At June 30, 2000, there was $9,000,000 outstanding against the revolving credit loan facility. There was also a commitment of approximately $95,000 at June 30, 2000 for open letters of credit.

     The term loan facility provides a commitment of $15,000,000 to finance acquisitions subject to the lending bank's approval. In September 1998, $10,000,000 of the term loan facility was used to help finance the acquisition of Green and there was $3,500,000 still outstanding against this facility at June 30, 2000. This 7-year term loan bears interest at LIBOR (London Interbank Offered Rates) plus 1.75%. The Company made payments of interest only through October 1999, at which time payments of both principal and interest became due. There was also a standby letter of credit totalling approximately $818,000 outstanding against this facility at June 30, 2000. This standby letter of credit was used to secure the Economic Development Revenue Bond assumed as part of the acquisition of Green.

     The foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding at June 30, 2000 was approximately $1,765,000.

     The Company's Credit Agreement is subject to annual review by the lending bank. Under the Credit Agreement, the Company is required to adhere to certain financial covenants. At June 30, 2000, and for the six months then ended, the Company satisfied all of these covenants.

     Capital spending for the six months ended June 30, 2000 was approximately $600,000. The total amount was provided from working capital. Capital expenditures for the rest of 2000 are expected to total approximately $800,000, some of which may be financed under the Company's Credit Agreement. Included in the expected total for the rest of 2000 are capital expenditures relating to new products, expansion of existing product lines and replacement of old equipment.

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

     The value of the U.S. dollar affects the Company's financial results. Changes in exchange rates may positively or negatively affect the Company's gross margins and operating expenses. The Company engages in hedging programs aimed at mitigating the impact of currency fluctuations. Using primarily forward exchange contracts, the Company hedges some of those transactions that, when remeasured according to generally accepted accounting principles, impact the income statement. Factors that could impact the effectiveness of the Company's programs include volatility of the currency markets and availability of hedging instruments. All currency contracts that are entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation. The Company does not buy or sell financial instruments for trading purposes. Although the Company maintains these programs to reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a weakening exchange rate against currencies in which the Company incurs costs, the Company's costs are adversely affected. At June 30, 2000, the Company held open hedge forward contracts to deliver approximately $1,765,000 of Japanese yen. The potential loss in value of the Company's net investment in foreign currency forward contracts resulting from a hypothetical 10 percent adverse change in foreign currency exchange rates at June 30, 2000 is approximately $196,000.



PART II - OTHER INFORMATION
---------------------------

ITEM 1.   LEGAL PROCEEDINGS

          The Registrant is not a party to any litigation that is expected to have a material adverse effect on its business.

ITEM 2.   CHANGES IN SECURITIES

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On May 31, 2000, the Registrant held its Annual Meeting of
     Stockholders, at which two proposals were voted upon: (i)      Election of
Directors; and (ii) the Appointment of Auditors.

          The following persons were duly elected to serve, subject to the
     Company's Bylaws, as directors of the Company until the        next Annual
Meeting, or until election and qualification of               their successors:



                                      Votes       Votes       Votes
                                   in favor     against   abstained

                                  ---------    -------    ---------
            Sidney Horowitz       2,884,182    353,046            0
            Arthur Hug, Jr.       2,884,422    352,806            0
            Dennis Kalick         3,227,232      9,996            0


          The appointment of BDO Seidman, LLP as the Company's Auditors was ratified by 3,214,744 votes in favor and 6,708 votes against, with 15,776 votes abstained.

          There were no broker non-votes pertaining to these proposals.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          See "Exhibit Index" immediately following the signature page.

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2000.

                              SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   P & F INDUSTRIES, INC.
                                   (Registrant)

                                   By: /s/ Joseph A. Molino, Jr.
                                      -------------------------------
                                       Joseph A. Molino, Jr.
                                       Vice President
Dated: August 4, 2000                 (Principal Financial Officer)

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

 4.6              Amendment No. 3 to Credit Agreement, dated as of July 26, 2000, by and among the Registrant, Florida Pneumatic Manufacturing
                  Corporation, a Florida corporation, Embassy Industries, Inc., a New
                  York corporation, Green Manufacturing, Inc., a Delaware
                  corporation, and European American Bank, a
                  New York banking corporation.

 4.7              Certain instruments defining the rights of holders of the long-term debt securities of the Registrant are omitted pursuant to Section
                  (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant agrees to furnish supplementally copies of these instruments to the
                  Commission upon request.

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

27                Financial Data Schedules (submitted to the Securities and Exchange
                  Commission in electronic format).

                             P & F INDUSTRIES, INC.

                                   EXHIBIT 4.6

                                 AMENDMENT NO. 3

                                       TO

                                CREDIT AGREEMENT

     THIS AMENDMENT NO. 3 is entered into as of July 26, 2000 (the "Amendment"), by and among P&F INDUSTRIES, INC., a Delaware corporation ("P&F), FLORIDA PNEUMATIC MANUFACTURING CORPORATION, a Florida corporation ("Florida Pneumatic"), EMBASSY INDUSTRIES, INC., a New York corporation ("Embassy"), and GREEN MANUFACTURING, INC., a Delaware corporation ("Green") (P&F, Florida Pneumatic, Embassy and Green, the "Co-Borrowers"), and EUROPEAN AMERICAN BANK, a New York banking corporation (the "Bank").

                                   BACKGROUND

     The Co-Borrowers and the Bank are parties to a Credit Agreement, dated as of July 23, 1998 (as same has been and may be further amended, restated, supplemented or modified, from time to time, the "Credit Agreement"), pursuant to which the Bank provides the Co-Borrowers with certain financial accommodations.

     The Co-Borrowers have requested that the Bank extend the Revolving Credit Termination Date through July 26, 2001, and the Bank is willing to do so on the terms and conditions hereinafter set forth. Capitalized terms used herein and not defined herein shall have the meanings given to them in the Credit Agreement.

     Accordingly, in consideration of the premises and of the mutual covenants and agreements hereinafter set forth, the parties hereto agree as follows:

                                   ARTICLE I.
                         AMENDMENT TO CREDIT AGREEMENT.

     Section 1. The definition of the term "Revolving Credit Termination Date" in Section 1.1 of the Credit Agreement is hereby amended and restated in its entirety to provide as follows:

          "Revolving Credit Termination Date" shall mean the earlier of (i) July 26, 2001 or (ii) the date on which the Revolving Credit Commitment shall have been terminated hereunder.

                                   ARTICLE II.
                           CONDITIONS OF EFFECTIVENESS

     Section 2.1. This Amendment shall become effective as of the date hereof upon receipt by the Bank of each of this Amendment, duly executed by each Co-Borrower.

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

          b. Upon the effectiveness of this Amendment, the Co-Borrowers hereby reaffirm all covenants, representations and warranties made in the Credit Agreement and the other Loan Documents to the extent that the same are not amended hereby and each Co-Borrower agrees that all such covenants, representations and warranties shall be deemed to have been remade as of the date hereof.

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

     Section 4.4. Each of the Loan Documents continues to be in full force and effect in accordance with their respective terms, and the liens heretofore granted pledged and/or assigned to the Bank as security for the Co-Borrowers' obligations with respect to each Security Agreement, Pledge

Agreement and Credit Agreement shall not be impaired, limited or affected in any manner whatsoever by reason of this Amendment.

[next page is signature page]

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

                                  EMBASSY INDUSTRIES, INC.

                                  By:
                                     ------------------------------------------
                                     Joseph A. Molino, Vice President

                                  GREEN MANUFACTURING, INC.

                                  By:
                                     ------------------------------------------
                                     Joseph A. Molino, Vice President

                                  EUROPEAN AMERICAN BANK

                                  By:
                                     ------------------------------------------
                                     Stephen Kelly, Vice President