Form 10-Q
period 2000-09-30
P&F INDUSTRIES INC
filed 2000-11-13
CIK 75340

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

      As of November 7, 2000, there were outstanding 3,608,433 shares of the Registrant's Class A Common Stock, par value $1.00 per share.

                             P & F INDUSTRIES, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

                                                                            PAGE
PART I                                                                      ----
------
Item 1. Financial Statements

          Consolidated Balance Sheets as of
            September 30, 2000 and December 31, 1999                       1 - 2

          Consolidated Statements of Income for the
            three months and the nine months ended
            September 30, 2000 and 1999                                        3

          Consolidated Statement of Shareholders' Equity
            for the nine months ended September 30, 2000                       4

          Consolidated Statements of Cash Flows for the
            nine months ended September 30, 2000 and 1999                  5 - 6

          Notes to Consolidated Financial Statements                      7 - 11

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            12 - 15

Item 3. Quantitative and Qualitative Disclosures About
          Market Risk                                                         16

PART II
Item 1. Legal Proceedings                                                     17

Item 2. Changes in Securities and Use of proceeds                             17

Item 3. Defaults Upon Senior Securities                                       17

Item 4. Submission of Matters to a Vote of Security Holders                   17

Item 5. Other Information                                                     17

Item 6. Exhibits and Reports on Form 8-K                                      17

SIGNATURES                                                                    18

EXHIBIT INDEX                                                            19 - 20

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                       =======================================

                                          SEPTEMBER 30,  DECEMBER 31,
                                              2000           1999
                                          ------------   ------------

   ASSETS
   ------

CURRENT:
  Cash                                    $    767,532    $ 1,305,351
  Accounts receivable, less allowance
    for possible losses of $495,123
    in 2000 and $767,456 in 1999            14,223,207     12,086,000
  Inventories                               26,104,842     20,614,501
  Deferred income taxes                        532,000        532,000
  Prepaid expenses and other                   907,293        570,914
                                          ------------   ------------
      TOTAL CURRENT ASSETS                  42,534,874     35,108,766
                                          ------------   ------------

PROPERTY AND EQUIPMENT:
  Land                                       1,182,938      1,182,939
  Buildings and improvements                 5,968,893      5,942,838
  Machinery and equipment                   12,026,225     11,078,539
                                          ------------   ------------
                                            19,178,056     18,204,316
  Less accumulated depreciation
    and amortization                         8,267,941      7,200,142
                                          ------------   ------------
      NET PROPERTY AND EQUIPMENT            10,910,115     11,004,174
                                          ------------   ------------

GOODWILL, net of accumulated
  amortization of $1,757,803 in
  2000 and $1,514,476 in 1999                7,707,155      7,950,482

OTHER ASSETS                                   166,588        176,937
                                          ------------   ------------
      TOTAL ASSETS                        $ 61,318,732   $ 54,240,359
                                          ============   ============

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                   (CONTINUED)
                       =======================================

                                          SEPTEMBER 30,  DECEMBER 31,
                                              2000           1999
                                          ------------   ------------

   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------

CURRENT LIABILITIES:
  Short-term borrowings                   $ 10,000,000   $  6,000,000
  Accounts payable                           6,375,695      5,592,249
  Accruals:
    Compensation                             2,028,259      2,474,519
    Other                                    2,341,617      2,173,516
  Current maturities of long-term debt         951,136        947,884
                                          ------------   ------------
      TOTAL CURRENT LIABILITIES             21,696,707     17,188,168

LONG-TERM DEBT, less current maturities      6,724,315      7,325,661

DEFERRED INCOME TAXES                          702,000        702,000
                                          ------------   ------------
                                            29,123,022     25,215,829
                                          ------------   ------------

SHAREHOLDERS' EQUITY:
  Preferred stock - $10 par;
    authorized - 2,000,000 shares;
    no shares outstanding                           --             --
  Common stock:
    Class A - $1 par;
      authorized - 7,000,000
      shares; issued - 3,652,893 shares
      and 3,504,893 shares                   3,652,893      3,504,893
    Class B - $1 par;
      authorized -  2,000,000 shares;
      no shares issued or outstanding               --             --
  Additional paid-in capital                 8,451,789      8,282,602
  Retained earnings                         20,782,028     17,735,535
  Treasury stock, at cost
    (69,160 shares and 49,235 shares)         (691,000)      (498,500)
                                          ------------   ------------
      TOTAL SHAREHOLDERS' EQUITY            32,195,710     29,024,530
                                          ------------   ------------
      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY              $ 61,318,732   $ 54,240,359
                                          ============   ============

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                        ---------------------------------------

                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                              SEPTEMBER 30,               SEPTEMBER 30,
                                           ------------------          ------------------
                                           2000          1999          2000          1999
                                       ------------  ------------  ------------  ------------
REVENUES:
  Net sales                            $ 21,645,406  $ 20,219,270  $ 61,035,604  $ 54,983,995
  Other                                     199,351       139,109       569,848       574,809
                                       ------------  ------------  ------------  ------------
                                         21,844,757    20,358,379    61,605,452    55,558,804
                                       ------------  ------------  ------------  ------------

COSTS AND EXPENSES:
  Cost of sales                          15,639,334    14,027,734    42,717,447    38,232,924
  Selling, administrative and general     4,262,709     3,987,012    12,910,501    11,603,179
  Interest - net                            389,897       371,691     1,067,011       973,328
                                       ------------  ------------  ------------  ------------
                                         20,291,940    18,386,437    56,694,959    50,809,431
                                       ------------  ------------  ------------  ------------

INCOME BEFORE TAXES ON INCOME             1,552,817     1,971,942     4,910,493     4,749,373

TAXES ON INCOME                             593,000       738,000     1,864,000     1,800,000
                                       ------------  ------------  ------------  ------------

NET INCOME                             $    959,817  $  1,233,942  $  3,046,493  $  2,949,373
                                       ============  ============  ============  ============

Weighted average common
  shares outstanding:
    Basic                                 3,584,324     3,455,208     3,546,203     3,340,868

    Diluted                               3,699,113     3,718,914     3,691,470     3,727,195

Earnings per share of common stock:
  Basic                                       $ .27         $ .35         $ .86         $ .88

  Diluted                                     $ .26         $ .33         $ .83         $ .79

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                 ===============================================

                                              ADDITIONAL
                                   COMMON       PAID-IN     RETAINED    TREASURY
                                    STOCK       CAPITAL     EARNINGS      STOCK
                                -----------  -----------  ------------  ---------
Balance, January 1, 2000        $ 3,504,893  $ 8,282,602  $ 17,735,535 ($ 498,500)

Net income for the nine months
  ended September 30, 2000               --           --     3,046,493         --

Exercise of stock options,
  148,000 shares                    148,000      169,187            --         --

Common stock received on
  exercise of stock options,
  19,925 shares                          --           --            --   (192,500)
                                -----------  -----------  ------------  ---------
Balance, September 30, 2000     $ 3,652,893  $ 8,451,789  $ 20,782,028 ($ 691,000)
                                ===========  ===========  ============  =========

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                     ========================================

                                               NINE MONTHS ENDED
                                                 SEPTEMBER 30,
                                              ------------------
                                              2000          1999
                                          ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $  3,046,493  $  2,949,373
                                          ------------  ------------

  Adjustments to reconcile net income
   to net cash provided by (used in)
    operating activities:
      Depreciation                           1,067,799       996,394
      Amortization                             254,520       239,872
      (Gain) on disposal of fixed assets       (41,193)           --
      Provision for losses on
        accounts receivable - net                2,655         4,481
  Decrease (increase):
    Accounts receivable                     (2,139,862)   (5,656,303)
    Inventories                             (5,490,341)   (9,433,084)
    Prepaid expenses and other                (336,379)     (297,015)
    Other assets                                  (844)       22,721
  Increase (decrease):
    Accounts payable                           783,446     3,955,768
    Accruals and other                        (278,159)      250,588
                                          ------------  ------------
      Total adjustments                     (6,178,358)   (9,916,578)
                                          ------------  ------------
        Net cash used in
          operating activities              (3,131,865)   (6,967,205)
                                          ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                        (973,741)   (1,646,470)
  Proceeds from sale of fixed assets            41,194            --
                                          ------------  ------------
        Net cash used in
          investing activities                (932,547)   (1,646,470)
                                          ------------  ------------

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)
                       ---------------------------------------

                                               NINE MONTHS ENDED
                                                 SEPTEMBER 30,
                                              ------------------
                                              2000          1999
                                          ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings        7,000,000    10,500,000
  Repayments of short-term borrowings       (3,000,000)   (1,500,000)
  Proceeds from mortgage refinancing                --     1,800,000
  Principal payments on long-term debt        (598,094)   (3,902,830)
  Proceeds from exercise of stock options      124,687        29,025
                                          ------------  ------------
        Net cash provided by
          financing activities               3,526,593     6,926,195
                                          ------------  ------------

NET (DECREASE) INCREASE IN CASH               (537,819)   (1,687,480)

CASH AT BEGINNING OF PERIOD                  1,305,351     2,280,788
                                          ------------  ------------

CASH AT END OF PERIOD                     $    767,532  $    593,308
                                          ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid during the period for:

      Income taxes                        $  1,826,470  $  1,625,300
                                          ============  ============

      Interest                            $  1,064,695  $  1,010,770
                                          ============  ============

      During the nine months ended September 30, 2000, the Company received 19,925 shares of common stock in connection with the exercise of stock options. The value of these shares was recorded at $192,500.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ===========================================

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements contained herein include the accounts of P & F Industries, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

      The Company conducts its business operations through three wholly-owned subsidiaries. Embassy Industries, Inc. ("Embassy") is engaged in the manufacture and sale of baseboard heating products and the importation and sale of radiant heating systems. Embassy also imports a line of door and window hardware items through its Franklin Manufacturing division. Florida Pneumatic Manufacturing Corporation ("Florida Pneumatic") is engaged in the importation, manufacture and sale of pneumatic hand tools, primarily for the industrial and retail markets, and the importation and sale of compressor air filters. Florida Pneumatic also markets, through its Berkley Tool division, a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely used brand of pipe cutting and threading machines. Green Manufacturing, Inc. ("Green") is engaged primarily in the manufacture, development and sale of heavy-duty welded custom designed hydraulic cylinders. Green also manufactures a line of access equipment for the petro-chemical industry and a line of post hole digging equipment for the agricultural industry.

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

NOTE 2 - INVENTORIES

      Major classes of inventory were as follows:

                                    SEPTEMBER 30,   DECEMBER 31,
                                        2000            1999
                                    ------------    ------------
       Finished goods               $ 21,354,264    $ 15,673,198
       Work in process                 1,050,680         812,929
       Raw materials and supplies      3,699,898       4,128,374
                                    ------------    ------------
                                    $ 26,104,842    $ 20,614,501
                                    ============    ============

NOTE 3 - CAPITAL STOCK TRANSACTIONS

      During the nine months ended September 30, 2000, a director of the Company surrendered 13,144 shares of Class A Common Stock, with a fair value of $130,625, in connection with the exercise of options to purchase 50,000 shares of Class A Common Stock.

      Also during the nine months ended September 30, 2000, an employee of the Company surrendered 6,781 shares of Class A Common Stock, with a fair value of $61,875, in connection with the exercise of options to purchase 35,000 shares of Class A Common Stock.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE 4 - SEGMENTS OF BUSINESS

      The following tables present financial information by segment for the periods ended September 30, 2000 and 1999. Segment profit excludes general corporate expenses, interest expense and income taxes. There were no intersegment revenues.

                                  PNEUMATIC
                                  TOOLS AND
NINE MONTHS ENDED         CON-     RELATED   HYDRAULIC   HEATING
 SEPTEMBER 30, 2000    SOLIDATED  EQUIPMENT  CYLINDERS  EQUIPMENT  HARDWARE
-------------------    ---------  ---------  ---------  ---------  --------
   (In thousands)

 Revenues from
   external customers  $  61,605  $  33,575  $  16,328  $   7,285  $ 4,417
                       =========  =========  =========  =========  =======

 Segment profit        $   8,272  $   6,376  $   1,052  $     539  $   305
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
                       =========  =========  =========  =========  =======

                                  PNEUMATIC
                                  TOOLS AND
THREE MONTHS ENDED        CON-     RELATED   HYDRAULIC   HEATING
 SEPTEMBER 30, 2000    SOLIDATED  EQUIPMENT  CYLINDERS  EQUIPMENT  HARDWARE
-------------------    ---------  ---------  ---------  ---------  --------
   (In thousands)

 Revenues from
   external customers  $  21,844  $  12,543  $   4,971  $   2,895  $ 1,435
                       =========  =========  =========  =========  =======

 Segment profit        $   2,674  $   2,035  $     267  $     298  $    74
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
                       =========  =========  =========  =========  =======

      The reconciliation of combined operating profits for reportable segments to consolidated income before income taxes is as follows:

                                               NINE MONTHS ENDED
                                                 SEPTEMBER 30,
                                            -----------------------
                                               2000         1999
                                            ----------   ----------

   Total profit for reportable segments     $8,272,041   $7,981,890

   General corporate expenses               (2,294,537)  (2,259,189)

   Interest expense                         (1,067,011)    (973,328)
                                            ----------   ----------

   Income before income taxes               $4,910,493   $4,749,373
                                            ==========   ==========

                                               THREE MONTHS ENDED
                                                 SEPTEMBER 30,
                                            -----------------------
                                               2000         1999
                                            ----------   ----------

   Total profit for reportable segments     $2,673,930   $3,154,893

   General corporate expenses                 (731,216)    (811,260)

   Interest expense                           (389,897)    (371,691)
                                            ----------   ----------

   Income before income taxes               $1,552,817   $1,971,942
                                            ==========   ==========

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE 5 - EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per common share:

                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                            SEPTEMBER 30,             SEPTEMBER 30,
                                         -------------------       -------------------
                                          2000         1999         2000         1999
                                      -----------  -----------  -----------  -----------
  Numerator:
    Numerator for basic and diluted
      earnings per common share -
      income available to common
      shareholders                    $   959,817  $ 1,233,942  $ 3,046,493  $ 2,949,373
                                      ===========  ===========  ===========  ===========

  Denominator:
    Denominator for basic earnings
      per share - weighted average
      common shares outstanding         3,584,324    3,455,208    3,546,203    3,340,868

    Effect of dilutive securities:
      Common stock options                114,789      263,706      145,267      386,327
                                      -----------  -----------  -----------  -----------
    Denominator for diluted earnings
      per share - adjusted weighted
      average common shares and
      assumed conversions               3,699,113    3,718,914    3,691,470    3,727,195
                                      ===========  ===========  ===========  ===========


  Earnings per common share:
    Basic                                   $ .27        $ .35        $ .86        $ .88
                                            =====        =====        =====        =====

    Diluted                                 $ .26        $ .33        $ .83        $ .79
                                            =====        =====        =====        =====

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES
                     =======================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER ENDED SEPTEMBER 30, 2000 COMPARED WITH THIRD QUARTER ENDED SEPTEMBER 30, 1999

      Consolidated revenues increased 7.3%, from $20,358,379 to $21,844,757. Revenues from pneumatic tools and related equipment increased 15.5%, from $10,856,349 to $12,543,705, due primarily to the addition of a significant new account obtained in the fourth quarter of 1999. Selling prices of pneumatic tools and related equipment were unchanged from the prior year. Revenues from hydraulic cylinders and other equipment were essentially flat, going from $4,979,176 to $4,970,459. Selling prices of hydraulic cylinders and other equipment were unchanged from the prior year. Revenues from heating equipment were virtually unchanged, going from $2,894,313 to $2,895,530. Selling prices of heating equipment were unchanged from the prior year. Revenues from hardware decreased 11.9%, from $1,628,541 to 1,435,063, due primarily to the loss of two significant customers and a decrease in sales to a third customer. Selling prices of hardware products were unchanged from the prior year.

      Consolidated gross profit, as a percentage of revenues, decreased from 31.1% to 28.4%. Gross margins from pneumatic tools and related equipment decreased from 40.4% to 31.9%, due primarily to decreases in the value of the U.S. dollar as compared to both the Japanese yen and the New Taiwan dollar, which raised the cost of imported product. This decrease was partially offset by a more profitable product mix. Gross margins in the third quarter of 1999 were also higher because of significantly greater production activity in one-time preparation for a major product launch, which resulted in less fixed overhead being associated with each unit produced. Gross margins from hydraulic cylinders and other equipment increased from 11.5% to 15.9%, due primarily to increased productivity of direct labor. Gross margins from heating equipment increased from 34.1% to 35.4%, due primarily to an increase in the value of the U.S. dollar as compared to the Euro, which lowered the cost of imported product. Gross margins from hardware increased from 23.9% to 26.9%, due primarily to the discontinuance of initial order discounts to a significant customer opening new stores.

      Consolidated selling, administrative and general expenses increased 6.9%, from $3,987,012 to $4,262,709, consistent with the increase in revenues for the period.

      Interest expense increased 4.9%, from $371,691 to $389,897, due primarily to higher average interest rates.

      The effective tax rates for the quarters ended September 30, 2000 and 1999 were 38.2% and 37.4%, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999

      Consolidated revenues increased 10.9%, from $55,558,804 to $61,605,452. Revenues from pneumatic tools and related equipment increased 15.7%, from $29,016,350 to $33,575,538, due primarily to the addition of a significant new account obtained in the fourth quarter of 1999, which was partially offset by the non-renewal of a large promotion that was run during the fourth quarter of 1999. Selling prices of pneumatic tools and related equipment were unchanged from the prior year. Revenues from hydraulic cylinders and other equipment increased 6.8%, from $15,294,416 to $16,327,893, due primarily to an increase in sales to the wrecker and refuse markets, which was partially offset by a decrease in sales to the aerial lift market. Selling prices of hydraulic cylinders and other equipment were unchanged from the prior year. Revenues from heating equipment increased 6.5%, from $6,841,390 to $7,285,172, due primarily to sales to a new customer in the western territory, higher sales in the radiant area and an increase in sales of commercial products. Selling prices of heating equipment were unchanged from the prior year. Revenues from hardware were virtually unchanged, going from $4,406,648 to $4,416,849. Selling prices of hardware products were unchanged from the prior year.

      Consolidated gross profit, as a percentage of revenues, decreased from 31.2% to 30.7%. Gross margins from pneumatic tools and related equipment decreased from 40.3% to 37.4%, due primarily to decreases in the value of the U.S. dollar as compared to both the Japanese yen and the New Taiwan dollar, which raised the cost of imported product. Gross margins from hydraulic cylinders and other equipment increased from 13.7% to 15.7%, due to increased productivity of direct labor. Gross margins from heating equipment increased from 34.5% to 34.8%, due to a more profitable product mix and an increase in the value of the U.S. dollar as compared to the Euro, which lowered the cost of imported product. Gross margins from hardware increased from 26.3% to 27.9%, due to a more favorable product mix and the discontinuance of initial order discounts to a significant customer opening new stores.

      Consolidated selling, administrative and general expenses increased 11.3% from $11,603,179 to $12,910,501, consistent with the increase in revenues for the period.

      Interest expense increased 9.6%, from $973,328 to $1,067,011, due primarily to higher average interest rates.

      The effective tax rates for the quarters ended September 30, 2000 and 1999 were 38.0% and 37.9%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      The Company gauges its liquidity and financial stability by the measurements shown in the following table (dollar amounts in thousands):

                           SEPTEMBER 30,  DECEMBER 31,  SEPTEMBER 30,
                               2000           1999           1999
                           -------------  ------------  --------------
    Working Capital          $  20,838       $  17,921     $  16,062
    Current Ratio            1.96 to 1       2.04 to 1     1.60 to 1
    Shareholders' Equity     $  32,196       $  29,025     $  27,428

      During the nine months ended September 30, 2000, gross accounts receivable increased by approximately $2,140,000 and inventories increased by approximately $5,490,000. An increase of approximately $1,325,000 in accounts receivable at Florida Pneumatic was the result of increased sales to a significant customer with extended terms, and the timing of cash receipts. An increase of approximately $700,000 in accounts receivable at Embassy Industries was the result of greater sales volume at the end of the third quarter of 2000 than at the end of the fourth quarter of 1999. Florida Pneumatic's inventory increased by approximately $4,200,000, primarily because sales to two significant customers for the last six months were well short of forecasts. Green's inventory increased by approximately $800,000, the result of two factors. First, year-end inventories are generally reduced in preparation for the taking of a physical inventory. Second, inventories have increased due to longer production runs that were initiated to improve profit margins on recurring orders. Short-term borrowings and accounts payable, combined, increased approximately $4,800,000 as a result of the increase in inventories discussed above. Management believes that the inventory is fully saleable.

      On July 26, 2000, the Company renewed its Credit Agreement, which provides the Company with various credit facilities, including revolving credit loans, term loans for acquisitions and a foreign exchange line. The revolving credit loan facility provides a total of $12,000,000, with various sublimits, for direct borrowings, letters of credit, bankers' acceptances and equipment loans. At September 30, 2000, there was $10,000,000 outstanding against the revolving credit loan facility. There was also a commitment of approximately $42,000 at September 30, 2000 for open letters of credit.

      The term loan facility provides a commitment of $15,000,000 to finance acquisitions subject to the lending bank's approval. In September 1998, $10,000,000 of the term loan facility was used to help finance the acquisition of Green and there was $3,333,333 still outstanding against this facility at September 30, 2000. This 7-year term loan bears interest at LIBOR (London Interbank Offered Rates) plus 1.75%. The Company made payments of interest only through October 1999, at which time payments of both principal and interest became due. There was also a standby letter of credit totalling approximately $821,000 outstanding against this facility at September 30, 2000. This standby letter of credit was used to secure the Economic Development Revenue Bond assumed as part of the acquisition of Green.

      The foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding at September 30, 2000 was approximately $2,622,000.

      The Company's Credit Agreement is subject to annual review by the lending bank. Under the Credit Agreement, the Company is required to adhere to certain financial covenants. At September 30, 2000, and for the nine months then ended, the Company satisfied all of these covenants.

      Capital spending for the nine months ended September 30, 2000 was approximately $974,000. The total amount was provided from working capital. Capital expenditures for the rest of 2000 are expected to total approximately $460,000, some of which may be financed under the Company's Credit Agreement. Included in the expected total for the rest of 2000 are capital expenditures relating to new products, expansion of existing product lines and replacement of old equipment.

      The Company, through Florida Pneumatic, imports a significant amount of its purchases from Japan and Taiwan, with payments due in Japanese yen and New Taiwan dollars, respectively. As a result, the Company is subject to the effects of foreign currency exchange fluctuations. The Company uses a variety of techniques to mitigate any adverse effects from these fluctuations, including increasing its selling prices, obtaining price reductions from its overseas suppliers, using alternative supplier sources and entering into foreign currency forward contracts for the purchase of yen. See "Item 3, Quantitative and Qualitative Disclosures About Market Risk."

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

      The value of the U.S. dollar affects the Company's financial results. Changes in exchange rates may positively or negatively affect the Company's gross margins and operating expenses. The Company engages in hedging programs aimed at limiting, in part, the impact of currency fluctuations. Using primarily forward exchange contracts, the Company hedges some of those transactions that, when remeasured according to generally accepted accounting principles, impact the income statement. Factors that could impact the effectiveness of the Company's programs include volatility of the currency markets and availability of hedging instruments. All currency contracts that are entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation. The Company does not buy or sell financial instruments for trading purposes. Although the Company maintains these programs to reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a weakening exchange rate against currencies in which the Company incurs costs, the Company's costs are adversely affected. At September 30, 2000, the Company held open hedge forward contracts to deliver approximately $2,622,000 of Japanese Yen. The potential loss in value of the Company's net investment in these foreign currency forward contracts resulting from a hypothetical 10 percent adverse change in yen exchange rates at September 30, 2000 is approximately $291,000.

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

         (b)   Reports on Form 8-K

               No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2000.

                                     SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        P & F INDUSTRIES, INC.
                                        (Registrant)

                                        By /s/ Joseph A. Molino, Jr.
                                           -------------------------------------
                                              Joseph A. Molino, Jr.
                                                 Vice President
Dated: November 7, 2000                    (Principal Financial Officer)

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

4.6 Amendment No. 3 to Credit Agreement, dated as of July 26, 2000, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, a Florida corporation, Embassy Industries, Inc., a New York corporation, Green Manufacturing, Inc., a Delaware corporation, and European American Bank, a New York banking corporation (Incorporated by reference to Exhibit
      4.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.7 Certain instruments defining the rights of holders of the long-term debt securities of the Registrant are omitted pursuant to Section
      (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant agrees to furnish supplementally copies of these instruments to the Commission upon request.

10.1 Amended and Restated Employment Agreement, dated as of February 28, 1997, between the Registrant and Richard A. Horowitz (Incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998).

10.2 Consulting Agreement, effective as of November 1, 1998, between the Registrant and Sidney Horowitz (Incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998).

10.3 Consulting Agreement, effective as of November 1, 2000, between the Registrant and Sidney Horowitz.

10.4 1992 Incentive Stock Option Plan of the Registrant, as amended and restated as of March 13, 1997 (Incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998).

27 Financial Data Schedules (submitted to the Securities and Exchange Commission in electronic format).