Form 10-K405
period 2000-12-31
P&F INDUSTRIES INC
filed 2001-03-27
CIK 75340

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                  OR
   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-5332

                            ------------------------

                             P & F INDUSTRIES, INC.

             (Exact name of Registrant as specified in its charter)

                     DELAWARE                                      22-1657413
         (State or other jurisdiction of            (I.R.S. Employer Identification Number)
          incorporation or organization)

     300 SMITH STREET, FARMINGDALE, NEW YORK                         11735
     (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (631) 694-1800

          Securities registered pursuant to Section 12(b) of the Act:

    Title of each class         Name of each exchange on which registered
            NONE                                  NONE

          Securities registered pursuant to Section 12(g) of the Act:

                     CLASS A COMMON STOCK, $1.00 PAR VALUE
                                (Title of class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                            ------------------------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the last sale price on March 19, 2001, was approximately $14,754,000.

    As of March 19, 2001, there were 3,554,448 shares of the Registrant's Class A Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III incorporates by reference information from the Registrant's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             P & F INDUSTRIES, INC.
                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                               TABLE OF CONTENTS

                                                                                   PAGE
                                                                                 --------
PART I

Item 1.       Business....................................................          1-4

Item 2.       Properties..................................................            4

Item 3.       Legal Proceedings...........................................            4

Item 4.       Submission of Matters to a Vote of Security Holders.........            4

PART II

Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters.........................................          4-5

Item 6.       Selected Financial Data.....................................            5

Item 7.       Management's Discussion and Analysis of Financial Condition
              and
              Results of Operations.......................................          6-9

Item 7A.      Quantitative and Qualitative Disclosures About Market
              Risk........................................................            9

Item 8.       Financial Statements and Supplementary Data.................        10-32

Item 9.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosures...................................           32

PART III

Item 10.      Directors and Executive Officers of the Registrant..........           32

Item 11.      Executive Compensation......................................           32

Item 12.      Security Ownership of Certain Beneficial Owners and
              Management..................................................           32

Item 13.      Certain Relationships and Related Transactions..............           32

PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form
              8-K.........................................................           32

              Signatures..................................................           34

              Exhibit Index...............................................        35-36

                             SAFE HARBOR STATEMENT
                          UNDER THE PRIVATE SECURITIES
                         LITIGATION REFORM ACT OF 1995

    This Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including those related to the Company's performance for the year 2001, are based upon the Company's historical performance and on current plans, estimates and expectations. They are subject to various risks and uncertainties, including, but not limited to, the impact of competition, product demand and pricing, investment results, legislative and regulatory developments and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. These risks could cause the Company's actual results for the 2001 fiscal year and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Forward-looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

                                     PART I

ITEM 1. BUSINESS

    P & F Industries, Inc. and its subsidiaries (the "Company") conduct business operations through the three wholly-owned subsidiaries. Florida Pneumatic Manufacturing Corporation ("Florida Pneumatic") is engaged in the importation, manufacture and sale of pneumatic hand tools, primarily for the industrial and retail markets, and the importation and sale of compressor air filters. Florida Pneumatic also markets, through its Berkley Tool division ("Berkley"), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely-used brand of pipe cutting and threading machines. Green Manufacturing, Inc. ("Green") is engaged primarily in the manufacture, development and sale of heavy-duty welded custom designed hydraulic cylinders. Green also manufactures a line of access equipment for the petro-chemical industry and a line of post hole digging equipment for the agricultural industry. Note 8 of the Notes to Consolidated Financial Statements presents additional information regarding the acquisition of Green. Embassy
Industries, Inc. ("Embassy") is engaged in the manufacture and sale of baseboard heating products and the importation and sale of radiant heating systems. Embassy also imports a line of door and window hardware items through its Franklin Hardware division ("Franklin"). Note 10 of the Notes to Consolidated Financial Statements presents financial information for the segments of the Company's business.

    Florida Pneumatic has two major customers, Sears, Roebuck and Co. and W.W. Grainger, Inc., that accounted for 23.4%, 24.7% and 35.7%, and 7.4%, 7.7% and 10.1% of consolidated revenues for the years ended December 31, 2000, 1999 and 1998, respectively. A third major customer, The Home Depot, is a customer of both Florida Pneumatic and Franklin, and accounted for 14.0%, 10.1% and 0.5% of consolidated revenues for the years ended December 31, 2000, 1999 and 1998, respectively. Revenues derived from countries outside the United States were immaterial for the years ended December 31, 2000, 1999 and 1998.

FLORIDA PNEUMATIC

    Florida Pneumatic imports or manufactures approximately fifty types of pneumatic hand tools, most of which are sold at prices ranging from $50 to $1,000, under the names "Florida Pneumatic", "Universal Tool" and "Fuji", as well as under the trade names or trademarks of several private label customers. The line of products includes sanders, grinders, drills, saws and impact wrenches. These tools are similar in appearance and function to electric hand tools but are powered by compressed air, rather than directly by electricity. Air tools, as they are also called, are generally less expensive to operate, offer better performance and are lighter in weight than their electrical counterparts.

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

    Berkley markets a product line consisting of pipe and bolt dies, pipe taps, pipe and tubing cutter wheels and replacement electrical components for a widely-used brand of pipe cutting and threading machines. Florida Pneumatic markets Berkley's products through industrial distributors and contractors.

    The primary competitive factors in the pneumatic tool market are price, service and brand-name awareness.

    Two customers accounted for 55.6%, 57.4% and 70.4% of Florida Pneumatic's revenues in 2000, 1999 and 1998, respectively. A third customer accounted for 21.4% and 14.7% of Florida Pneumatic's revenues in 2000 and 1999, respectively. The Company believes that its relationships with these customers remain excellent.

    Florida Pneumatic's products are sold off the shelf and no material backlog of orders exists. The business is not seasonal, but it may be subject to significant periodic changes resulting from occasional sales promotions by customers.

    Florida Pneumatic purchases significant amounts of pneumatic tools from two foreign suppliers. Although other sources are available, the loss of either supplier could cause a temporary disruption in the flow of products, possibly creating an adverse effect on operating results.

GREEN

    Green is engaged primarily in the manufacture, development and sale of heavy-duty welded custom designed hydraulic cylinders. All of Green's hydraulic cylinders are sold for use as integrated components on a variety of equipment and machinery manufactured by others. Hydraulic cylinders are welded casings whose internal chambers consist of a rod and piston surrounded by a petroleum-based fluid. The casings contain openings or valves which allow the introduction of fluid into one side of the chamber at high pressure. The introduction of fluid causes the rod/piston to move with tremendous force and allows for the pushing or lifting of extremely heavy loads.

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

    Green also manufactures a line of access equipment for the petro-chemical and bulk storage industries. This product line, which accounts for approximately 10% of Green's revenues, consists of bridges, platforms, walkways and stairways, constructed of steel or aluminum and generally installed outdoors. These products are designed to customers' specifications and are sold for use in overhead and elevated access to large containers, including rail cars and storage tanks.

    Green also markets a small line of diggers used primarily as attachments to small tractors for light farm work. This product line, which accounts for approximately 5% of Green's revenues, is marketed through farm equipment dealers and wholesalers.

    Green's business does not exhibit a great deal of seasonality, but revenues from agricultural equipment are stronger during the growing season. Backlogs totalling as much as 25% of yearly sales are standard for the cylinder business.

    One customer accounted for 24.9%, 22.6% and 24.1% of Green's revenues in 2000, 1999 and 1998, respectively. The Company believes that its relationship with this customer remains excellent.

    Green purchases significant amounts of raw materials from one supplier. Other sources are available, however, and the Company believes that the loss of this supplier would not cause any disruption in the flow of products or have an adverse effect on operating results.

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

    Embassy also imports a line of radiant heating systems. These systems are different from baseboard heating systems in that the radiant heating systems radiate heat provided by hot water circulating through plastic tubing, which is generally installed beneath the surface of the floor. These systems include the tubing, manifolds, controls and installation supplies. Embassy also provides computer software which aids in the design of the system. Sales of this product accounted for approximately 16.5%, 15.4% and 15.3% of Embassy's total heating equipment revenues in 2000, 1999 and 1998, respectively.

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

    Embassy's baseboard heating products are sold off the shelf and no material backlog of orders exists. Raw materials are readily available. The business is seasonal, with approximately 57.2% of Embassy's heating equipment revenues coming in the last six months of the year.

    The Franklin division of Embassy imports and packages approximately 225 types of hardware products, including locksets, deadbolts, door and window security hardware, rope-related hardware products and fire escape ladders. Products generally range in price from under $1.00 to $30.00 and are sold to retailers, wholesalers and private label accounts through manufacturers' representatives and in-house sales support personnel. Nearly all of Franklin's sales are of products imported from the Far East. Four customers accounted for approximately 73.6%, 67.9% and 55.8% of Franklin's revenues in 2000, 1999 and 1998, respectively. Two of these customers, who accounted for approximately 18.3%, 21.9% and 27.8% of Franklin's revenues in 2000, 1999 and 1998, respectively, have filed for bankruptcy. The Company believes that its relationships with the remaining two customers continue to be excellent.

    The primary competitive factors in the hardware business are price, service, skill in packaging and point-of-sale marketing.

    Franklin's products are sold off the shelf and no material backlog of orders exists. Sources of imported products are readily available. Franklin's business is not seasonal.

EMPLOYEES

    The Company employed 398 persons as of December 31, 2000, including 5 at corporate headquarters. The 90 employees of the pneumatic tool segment and the 207 employees of the hydraulic cylinder segment are not represented by a union. Of the 96 persons employed in the heating equipment and hardware segments, 67 factory workers are covered by a single-employer union contract. The heating equipment union contract expires on November 30, 2001. The Company believes that its relations with its employees are satisfactory.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

    The Company's Class A Common Stock trades on The Nasdaq Stock Market. The range of high and low bid information for the Company's Class A Common Stock during the last two fiscal years was as follows:

2000                                                            HIGH       LOW
----                                                          --------   --------
First Quarter...............................................    $13         $5 15/16
Second Quarter..............................................      9 1/16     6 9/16
Third Quarter...............................................      8 1/2      6 1/2
Fourth Quarter..............................................      7 3/8      4 15/16

1999                                                            HIGH       LOW
----                                                          --------   --------
First Quarter...............................................    $10 1/8     $8 7/8
Second Quarter..............................................     10 1/8      8 1/8
Third Quarter...............................................      9 7/8      7 29/32
Fourth Quarter..............................................      8 3/8      6 1/4

    Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

    As of March 19, 2001, there were approximately 1,600 holders of record of the Company's Class A Common Stock.

    The Company has not declared any cash dividends on its Class A Common Stock since its incorporation in 1962 and has no plans to declare any cash dividends in the immediate future.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected consolidated financial data has been derived from the audited consolidated financial statements of P & F Industries, Inc. and subsidiaries. The selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

                                                      YEAR ENDED DECEMBER 31,
                                -------------------------------------------------------------------
                                   2000          1999          1998          1997          1996
                                -----------   -----------   -----------   -----------   -----------
Revenues......................  $80,898,674   $82,700,440   $58,165,715   $50,026,947   $43,078,371
                                ===========   ===========   ===========   ===========   ===========
Income from continuing
  operations..................  $ 3,824,940   $ 4,545,505   $ 3,943,441   $ 2,513,779   $ 1,953,287
                                ===========   ===========   ===========   ===========   ===========
Income from continuing
  operations per share of
  common stock:
  Basic.......................  $      1.07   $      1.35   $      1.23   $       .83   $       .58
                                ===========   ===========   ===========   ===========   ===========
  Diluted.....................  $      1.04   $      1.23   $      1.07   $       .71   $       .52
                                ===========   ===========   ===========   ===========   ===========
Total assets..................  $54,152,817   $54,240,359   $48,078,479   $32,648,895   $31,331,643
                                ===========   ===========   ===========   ===========   ===========
Long-term obligations, less
  current maturities..........  $ 3,862,512   $ 7,325,661   $10,193,064   $ 5,124,883   $ 5,288,570
                                ===========   ===========   ===========   ===========   ===========
Cash dividends declared per
  common share................  $        --   $        --   $        --   $        --   $        --
                                ===========   ===========   ===========   ===========   ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2000 COMPARED TO 1999

    Consolidated revenues decreased 2.2%, from $82,700,440 to $80,898,674. Revenues from pneumatic tools and related equipment decreased 3.9%, from $46,708,679 to $44,872,344, due primarily to the non-recurrence of shipments to one large customer for special sales promotions by that customer. The selling prices of pneumatic tools and related equipment were unchanged during the year.

    Revenues from hydraulic cylinders and other equipment decreased 1.9%, from $20,611,682 to $20,219,885, due primarily to a plant shutdown at a significant customer in the fourth quarter of 2000. Selling prices of hydraulic cylinders and other equipment were increased by approximately 5% to a majority of customers during the fourth quarter of 2000.

    Revenues from heating equipment increased 4.2%, from $9,843,257 to $10,256,599, due primarily to a 12% increase in radiant sales and a 3% increase in baseboard sales to a broad range of customers. Average selling prices for all heating equipment products were unchanged during the year.

    Revenues from hardware products increased slightly, from $5,536,822 to $5,549,846. Selling prices of hardware products were unchanged during the year.

    Consolidated gross profit, as a percentage of revenues, decreased from 30.9% to 30.5%. Gross profit from pneumatic tools and related equipment decreased from 37.5% to 36.8%, due to a less favorable exchange rate of the dollar compared to the Japanese yen, which raised the cost of imported product. Gross profit from hydraulic cylinders and other equipment decreased from 14.6% to 14.2%, due primarily to a significant across-the-board wage increase to factory employees that was implemented during the third quarter of 2000. Gross profit from heating equipment increased from 35.8% to 36.6%, due primarily to a change in product mix and a decrease in the cost of some raw materials. Gross profit from hardware products increased from 26.3% to 28.0%, due to a change in product mix.

    Consolidated selling, general and administrative expenses increased 1.5%, from $16,944,706 to $17,199,793, due primarily to annual wage increases. As a percentage of revenues, selling, general and administrative expenses increased from 20.5% to 21.3%, due primarily to the decrease in revenues.

    Interest expense increased slightly, from $1,389,383 to $1,390,949. A decrease in average borrowings outstanding was offset by an increase in interest rates.

    The effective tax rates for the years ended December 31, 2000 and 1999 were 37.2% and 36.8%, respectively. See Note 7 of the Notes to Consolidated Financial Statements.

1999 COMPARED TO 1998

    Consolidated revenues increased 42.2%, from $58,165,715 to $82,700,440. Revenues from pneumatic tools and related equipment increased substantially, from $37,806,138 to $46,708,679, due primarily to the addition of a new large customer during the fourth quarter. The selling prices of pneumatic tools and related equipment were unchanged during the year.

    Revenues from hydraulic cylinders and other equipment increased 213.0%, from $6,584,830 to $20,611,682. Revenues for 1999 were for the entire year, while revenues for 1998 were for only the period from the date of the acquisition of Green to December 31, 1998. Selling prices for hydraulic cylinders and other equipment were unchanged during the year.

    Revenues from heating equipment increased 4.5%, from $9,423,633 to $9,843,257. This increase was consistent across both the baseboard and radiant product lines. Average selling prices for baseboard product, the bulk of the product line, were unchanged from 1998. Selling prices of radiant tubing were reduced by an average of 12% in 1999 in an attempt to stimulate demand.

    Revenues from hardware products increased 27.3%, from $4,351,114 to $5,536,822. This increase was almost exclusively the result of shipments to a new large customer that was obtained midway through 1998. Selling prices of hardware products were virtually unchanged, with the exception of one significant region where discounting was undertaken to maintain competitiveness.

    Consolidated gross profit, as a percentage of revenues, decreased from 35.5% to 30.9%, due primarily to the lower overall gross margins from hydraulic cylinders and other equipment. Gross profit from pneumatic tools and related equipment decreased from 40.1% to 37.5%, due to a less favorable exchange rate of the dollar compared to the Japanese yen, which raised the cost of imported product. Gross profit from hydraulic cylinders decreased from 15.8% to 14.6%, due primarily to a temporary decrease in labor productivity, as well as to a less favorable product mix. Gross profit from heating equipment products increased from 34.1% to 35.8%, due primarily to an increase in labor productivity and a reduction in the cost of some raw materials. Gross profit from hardware decreased from 28.3% to 26.3%, due to the price discounting noted above. In addition, an increase in warehouse expenses associated with a large increase in the average number of orders per dollar of revenue had a negative impact on gross profit from hardware.

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

    The effective tax rates for the years ended December 31, 1999 and 1998 were 36.8% and 39.6%, respectively. See Note 7 of the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    The Company gauges its liquidity and financial stability by the measurements shown in the following table:

                                                            DECEMBER 31,
                                             ------------------------------------------
                                                2000            1999            1998
                                             ----------      ----------      ----------
                                             (AMOUNTS IN THOUSANDS, EXCEPT FOR RATIOS)
Working Capital............................   $19,137         $17,921         $15,994
Current Ratio..............................  2.16 to 1       2.04 to 1       2.24 to 1
Shareholders' Equity.......................   $32,992         $29,025         $24,450

    During 2000, gross accounts receivable decreased by $1,888,383. Florida Pneumatic's accounts receivable decreased by approximately $1,375,000, and Green's accounts receivable decreased by approximately $450,000. These decreases in accounts receivable were primarily the result of decreases in sales in November and December of 2000 versus 1999. Florida Pneumatic's sales for this period decreased by approximately $1,500,000 and Green's sales decreased by approximately $790,000. Inventories increased by $2,804,489 during 2000. Florida Pneumatic's inventory increased by approximately $970,000, primarily as the result of additional purchases made in anticipation of an increase in orders at a larger customer that did not materialize. Green's inventory increased by approximately $1,330,000, primarily as the result of a strategic decision to reduce machine set-up costs by increasing production run quantities. Also contributing to the increase at Green was the decision to build safety stock for several large customers. Embassy's inventory increased by approximately $500,000, due primarily to lower than expected sales in the fourth quarter of 2000, as well as to the timing of inventory receipts in late December 2000. Inventory also increased with the addition of a new boiler product line that is to be marketed beginning in 2001. The net increase of $916,106 resulting from the changes in accounts receivable and inventories was financed by cash derived from operations.

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

    On July 12, 2000, the Company renewed its credit agreement, as amended, with European American Bank. This agreement provides the Company with various credit facilities, including revolving credit loans, term loans for acquisitions and a foreign exchange line. The revolving credit loan facility provides a total of $12,000,000, with various sublimits, for direct borrowings, letters of credit, bankers' acceptances and equipment loans. At December 31, 2000, there was $9,000,000 outstanding against the revolving credit loan facility. There was also a commitment of approximately $310,000 at December 31, 2000 for open letters of credit.

    The term loan facility provides a commitment of $15,000,000 to finance acquisitions subject to the lending banks approval. In September 1998, $10,000,000 of the term loan facility was used to help finance the acquisition of Green. There was no loan balance outstanding against this facility at December 31, 2000. There was, however, a standby letter of credit totalling approximately $670,000 outstanding against this facility at December 31, 2000. This standby letter of credit was used to secure the Economic Development Revenue Bond assumed as part of the acquisition of Green.

    The foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding at December 31, 2000 was approximately $1,974,000.

    The Company's credit agreement is subject to annual review by the lending bank. Under this agreement, the Company is required to adhere to certain financial covenants. At December 31, 2000, and for the year then ended, the Company satisfied all of these covenants.

    Capital spending was approximately $1,148,000, $1,647,000, and $1,416,000 in 2000, 1999 and 1998, respectively, which amounts were provided from working capital. Capital expenditures for 2001 are expected to be approximately $1,268,000, some of which may be financed through the Company's credit facilities. Included in the expected total for 2001 are capital expenditures relating to new products, expansion of existing product lines and replacement of old equipment.

    The Company, through Florida Pneumatic, imports a significant amount of its purchases from Japan, with payment due in Japanese yen. As a result, the Company is subject to the effects of foreign currency exchange fluctuations. The Company uses a variety of techniques to protect itself from any adverse effects from these fluctuations, including increasing its selling prices, obtaining price reductions from its overseas suppliers, using alternative supplier sources and entering into foreign currency forward contracts. Nevertheless, the weakening of the U.S. dollar versus the Japanese yen in 2000 had a negative effect on the Company's results of operations and its financial position.

    The Company believes that cash on hand, cash derived from operations and cash available through borrowings under its credit facilities will be sufficient to allow the Company to support its capital expenditure program and to meet its foreseeable working capital needs.

NEW ACCOUNTING PRONOUNCEMENT

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for transactions entered into after January 1, 2001 and requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company does not believe that the adoption of SFAS 133 will have a material impact on either its results of operations or its financial position.

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

    The value of the U.S. dollar affects the Company's financial results. Changes in exchange rates may positively or negatively affect the Company's gross margins and operating expenses. The Company engages in hedging programs aimed at limiting, in part, the impact of currency fluctuations. Using primarily forward exchange contracts, the Company hedges some of those transactions that, when remeasured according to accounting principles generally accepted in the United States of America. Factors that could impact the effectiveness of the Company's programs include volatility of the currency markets and availability of hedging instruments. All currency contracts that are entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation. The Company does not buy or sell financial instruments for trading purposes. Although the Company maintains these programs to reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a weakening exchange rate against currencies in which the Company incurs costs, the Company's costs are adversely affected. At December 31, 2000, the Company held open hedge forward contracts to deliver approximately $1,974,000 of Japanese yen. The potential loss in value of the Company's net investment in foreign currency forward contracts resulting from a hypothetical 10 percent adverse change in foreign currency exchange rates at December 31, 2000 is approximately $219,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA

                                                                PAGE
                                                              --------
Report of Independent Certified Public Accountants..........       11

Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................    12-13

Consolidated Statements of Income for each of the three
  years ended
  December 31, 2000, 1999 and 1998..........................       14

Consolidated Statements of Shareholders' Equity for each of
  the three years ended
  December 31, 2000, 1999 and 1998..........................       15

Consolidated Statements of Cash Flows for each of the three
  years ended
  December 31, 2000, 1999 and 1998..........................    16-17

Notes to Consolidated Financial Statements..................    18-31

Schedule II--Valuation and Qualifying Accounts for each of
  the three years ended
  December 31, 2000, 1999 and 1998..........................       33

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
and the Shareholders of
P & F Industries, Inc.
Farmingdale, New York

    We have audited the accompanying consolidated balance sheets of P & F Industries, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. We have also audited the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of P & F Industries, Inc. and subsidiaries at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

    Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

                                          /s/ BDO Seidman, LLP
                                          BDO Seidman, LLP

New York, New York
March 8, 2001

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2000          1999
                           ASSETS                             -----------   -----------
CURRENT:
  Cash......................................................  $   388,422   $ 1,305,351
  Accounts receivable, less allowance for possible losses of
    $496,569 and $767,456 (Notes 3 and 10)..................   10,468,504    12,086,000
  Inventories (Notes 2 and 3)...............................   23,418,990    20,614,501
  Deferred income taxes (Note 7)............................      528,000       532,000
  Prepaid expenses and other................................      762,548       570,914
                                                              -----------   -----------
      TOTAL CURRENT ASSETS..................................   35,566,464    35,108,766
                                                              -----------   -----------
PROPERTY AND EQUIPMENT (Notes 3 and 4):
  Land......................................................    1,182,938     1,182,939
  Buildings and improvements................................    5,983,654     5,942,838
  Machinery and equipment...................................   12,129,262    11,078,539
                                                              -----------   -----------
                                                               19,295,854    18,204,316
  Less accumulated depreciation and amortization............    8,506,651     7,200,142
                                                              -----------   -----------
NET PROPERTY AND EQUIPMENT..................................   10,789,203    11,004,174
                                                              -----------   -----------
GOODWILL, net of accumulated amortization
  of $1,838,911 and $1,514,476..............................    7,626,047     7,950,482
  OTHER ASSETS..............................................      171,103       176,937
                                                              -----------   -----------
                                                              $54,152,817   $54,240,359
                                                              ===========   ===========

          See accompanying notes to consolidated financial statements.

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2000          1999
            LIABILITIES AND SHAREHOLDERS' EQUITY              -----------   -----------
CURRENT LIABILITIES:
  Short-term borrowings (Note 3)............................  $ 9,000,000   $ 6,000,000
  Accounts payable..........................................    3,177,469     5,592,249
  Accruals:
  Compensation..............................................    2,242,110     2,474,519
  Other.....................................................    1,713,486     2,173,516
  Current maturities of long-term debt (Note 4).............      296,106       947,884
                                                              -----------   -----------
      TOTAL CURRENT LIABILITIES.............................   16,429,171    17,188,168
LONG-TERM DEBT, less current maturities (Note 4)............    3,862,512     7,325,661
DEFERRED INCOME TAXES (Note 7)..............................      869,000       702,000
                                                              -----------   -----------
      TOTAL LIABILITIES.....................................   21,160,683    25,215,829
                                                              -----------   -----------

COMMITMENTS AND CONTINGENCIES (Notes 3, 4 and 9)
SHAREHOLDERS' EQUITY (Notes 5 and 6):
  Preferred stock--$10 par authorized--2,000,000 shares; no
    shares outstanding......................................           --            --

  Common stock:
  Class A--$1 par authorized--7,000,000 shares;
    issued--3,677,593 shares and 3,504,893 shares...........    3,677,593     3,504,893
  Class B--$1 par authorized--2,000,000 shares; no shares
    issued or outstanding...................................           --            --
  Additional paid-in capital................................    8,464,139     8,282,602
  Retained earnings.........................................   21,560,475    17,735,535
  Treasury stock, at cost (72,185 shares and 49,235
    shares).................................................     (710,073)     (498,500)
                                                              -----------   -----------
      TOTAL SHAREHOLDERS' EQUITY............................   32,992,134    29,024,530
                                                              -----------   -----------
                                                              $54,152,817   $54,240,359
                                                              ===========   ===========

          See accompanying notes to consolidated financial statements.

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2000          1999          1998
                                                        -----------   -----------   -----------
REVENUES (Note 10):
Net sales.............................................  $80,044,420   $81,936,434   $57,363,317
Other.................................................      854,254       764,006       802,398
                                                        -----------   -----------   -----------
                                                         80,898,674    82,700,440    58,165,715
                                                        -----------   -----------   -----------

COSTS AND EXPENSES:
Cost of sales.........................................   56,218,992    57,168,846    37,534,815
Selling, administrative and general...................   17,199,793    16,944,706    13,332,424
Interest..............................................    1,390,949     1,389,383       772,035
                                                        -----------   -----------   -----------
                                                         74,809,734    75,502,935    51,639,274
                                                        -----------   -----------   -----------

INCOME BEFORE TAXES ON INCOME.........................    6,088,940     7,197,505     6,526,441
TAXES ON INCOME (Note 7)..............................    2,264,000     2,652,000     2,583,000
                                                        -----------   -----------   -----------
NET INCOME............................................  $ 3,824,940   $ 4,545,505   $ 3,943,441
                                                        ===========   ===========   ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 12):
BASIC.................................................    3,560,786     3,370,098     3,208,181
                                                        ===========   ===========   ===========
DILUTED...............................................    3,686,331     3,704,363     3,689,963
                                                        ===========   ===========   ===========

EARNINGS PER SHARE OF
  COMMON STOCK (Note 12):
BASIC.................................................  $      1.07   $      1.35   $      1.23
                                                        ===========   ===========   ===========
DILUTED:..............................................  $      1.04   $      1.23   $      1.07
                                                        ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                             TREASURY STOCK
                                                 CLASS A COMMON                    ----------------------------------
                                                 STOCK--$1 PAR        ADDITIONAL          PAID-IN           RETAINED
         YEARS ENDED DECEMBER 31,            ----------------------   ----------   ----------------------   ---------
            1998, 1999 AND 2000               SHARES       AMOUNT      CAPITAL      EARNINGS      SHARES     AMOUNT
         ------------------------            ---------   ----------   ----------   -----------   --------   ---------
BALANCE, JANUARY 1, 1998...................  3,101,845   $3,101,845   $7,772,239   $ 9,246,589        --    $      --
Net income for the year ended December 31,
  1998.....................................         --           --           --     3,943,441        --           --
Exercise of stock options..................    137,500      137,500       91,438            --        --           --
Tax benefit from exercise of stock
  options..................................         --           --      157,000            --        --           --
                                             ---------   ----------   ----------   -----------   -------    ---------

BALANCE, DECEMBER 31, 1998.................  3,239,345    3,239,345    8,020,677    13,190,030        --           --
Net income for the year ended December 31,
  1999.....................................         --           --           --     4,545,505        --           --
Exercise of stock options..................    265,548      265,548      261,925            --        --           --
Shares surrendered as payment for exercise
  of stock options.........................         --           --           --            --   (49,235)    (498,500)
                                             ---------   ----------   ----------   -----------   -------    ---------
BALANCE, DECEMBER 31, 1999.................  3,504,893    3,504,893    8,282,602    17,735,535   (49,235)    (498,500)
Net income for the year ended December 31,
  2000.....................................         --           --           --     3,824,940        --           --
Exercise of stock options..................    172,700      172,700      181,537            --        --           --
Shares surrendered as payment for exercise
  of stock options.........................         --           --           --            --   (19,925)    (192,500)
Purchase of Class A Common Stock...........         --           --           --            --    (3,025)     (19,073)
                                             ---------   ----------   ----------   -----------   -------    ---------
BALANCE, DECEMBER 31, 2000.................  3,677,593   $3,677,593   $8,464,139   $21,560,475   (72,185)   $(710,073)
                                             =========   ==========   ==========   ===========   =======    =========

          See accompanying notes to consolidated financial statements.

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------
                                                           2000          1999           1998
                                                        -----------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income..........................................  $ 3,824,940   $ 4,545,505   $  3,943,441
                                                        -----------   -----------   ------------

  Adjustments to reconcile net income to net cash provided by (used in) operating activities:

    Depreciation and amortization.....................    1,359,619     1,240,600        795,198

    Amortization of goodwill and other intangible
      assets..........................................      341,614       354,940        183,707

    Provision for losses on accounts receivable net...     (270,887)      268,787         18,776

    Deferred income taxes.............................      171,000       186,000        (95,000)

    Loss (gain) on disposal of fixed assets...........      (49,026)       22,262             --

    Tax benefit from exercise of stock options........           --            --        157,000

  Decrease (increase):

    Accounts receivable...............................    1,888,383    (3,812,583)     1,948,907

    Inventories.......................................   (2,804,489)   (3,593,026)    (2,020,088)

    Prepaid expenses and other........................     (191,634)       15,999       (231,668)

    Other assets......................................      (11,345)       29,173          2,450

  Increase (decrease):

    Accounts payable..................................   (2,414,780)      747,846         12,250

    Accruals..........................................     (692,439)      573,049        850,407
                                                        -----------   -----------   ------------

        Total adjustments.............................   (2,673,984)   (3,966,953)     1,621,939
                                                        -----------   -----------   ------------

        Net cash provided by operating activities.....    1,150,956       578,552      5,565,380
                                                        -----------   -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures................................   (1,147,816)   (1,646,999)    (1,415,999)

  Purchase of assets of Green Manufacturing, Inc......           --            --    (10,284,685)

  Payments for acquisition-related expenses...........           --            --       (448,163)

  Proceeds from sale of fixed assets..................       52,194         8,530             --
                                                        -----------   -----------   ------------

        Net cash used in investing activities.........   (1,095,622)   (1,638,469)   (12,148,847)
                                                        -----------   -----------   ------------

          See accompanying notes to consolidated financial statements.

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES

                                                                YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------
                                                          2000           1999           1998
                                                       -----------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from short-term borrowings................   10,500,000     12,500,000     16,253,023

  Repayments of short-term borrowings................   (7,500,000)   (10,000,000)   (14,013,023)

  Proceeds from acquisition loan.....................           --             --     10,000,000

  Proceeds from mortgage refinancing.................           --      1,800,000             --

  Principal payments on long-term debt...............   (4,114,927)    (4,244,493)    (4,327,727)

  Redemption of subordinated debentures..............           --             --     (1,369,200)

  Proceeds from exercise of stock options and
    warrants.........................................      354,237         28,973        228,938

  Purchase of Class A Common Stock...................     (211,573)            --             --
                                                       -----------   ------------   ------------

    Net cash (used in) provided by financing
      activities.....................................     (972,263)        84,480      6,772,011
                                                       -----------   ------------   ------------

NET INCREASE (DECREASE) IN CASH......................     (916,929)      (975,437)       188,544

CASH AT BEGINNING OF YEAR............................    1,305,351      2,280,788      2,092,244
                                                       -----------   ------------   ------------

CASH AT END OF YEAR..................................  $   388,422   $  1,305,351   $  2,280,788
                                                       ===========   ============   ============

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

    The Company conducts its business operations through its three wholly-owned subsidiaries. Florida Pneumatic Manufacturing Corporation ("Florida Pneumatic") is engaged in the importation, manufacture and sale of pneumatic hand tools, primarily for the industrial and retail markets, and the importation and sale of compressor air filters. Florida Pneumatic also markets, through its Berkley Tool division, a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely-used brand of pipe cutting and threading machines. Green Manufacturing, Inc. ("Green") is engaged primarily in the manufacture, development and sale of heavy-duty welded custom designed hydraulic cylinders. Green also manufactures a line of access equipment for the petro-chemical industry and a line of post hole digging equipment for the agricultural industry. Embassy Industries, Inc. ("Embassy") is engaged in the manufacture and sale of baseboard heating products and the importation and sale of radiant heating systems. Embassy also imports a line of door and window hardware items through its Franklin Hardware division. Note 10 presents financial information for the segments of the Company's business.

BASIS OF FINANCIAL STATEMENT PRESENTATION

    In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

    The Company records revenues when products are shipped.

    Effective January 1, 2000, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101"). SAB 101 requires that a company recognize income only if: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectibility is reasonably assured. The adoption of SAB 101 has had no material effect on either the Company's balance sheet or its statements of operations and cash flows.

FINANCIAL INSTRUMENTS

    The carrying amounts of financial instruments, including cash and short-term debt, approximated fair value as of December 31, 2000 and 1999, because of the relatively short-term maturity of these instruments. The carrying value of long-term debt, including the current portion, approximated fair value as of December 31, 2000 and 1999, based upon quoted market prices for the same or similar debt issues.

    At December 31, 2000, the Company had foreign currency forward contracts, maturing in 2001, to purchase approximately $1,974,000 in Japanese yen at contracted forward rates.

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 1--SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
    The Company enters into foreign currency forward contracts as a hedge against foreign accounts payable. At December 31, 2000, gains and losses on such contracts were included in the measurement of the related foreign currency transactions and reflected in the cost of sales. The Company does not hold or issue financial instruments for trading purposes.

INVENTORIES

    Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

PROPERTY AND EQUIPMENT AND DEPRECIATION AND AMORTIZATION

    Property and equipment are stated at cost.

    Depreciation and amortization are computed by the straight-line method for financial reporting purposes and by the straight-line and accelerated methods for income tax purposes. The estimated useful lives for financial reporting purposes are as follows:

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

GOODWILL

    The excess of the purchase price over fair value of net assets of acquired businesses arises from business combinations accounted for as purchases and is amortized on a straight-line basis over periods from 25 to 40 years. The amounts recognized as amortization expense were $324,435, $324,436 and $164,318 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 1--SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
TAXES ON INCOME

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

EARNINGS PER SHARE

    Basic earnings per share is based only on the average number of shares of common stock outstanding for the period. Diluted earnings per share reflects the effect of shares of common stock issuable upon the exercise of options, warrants and convertible securities.

    Diluted earnings per share is computed using the treasury stock method. Under this method, the aggregate number of shares of common stock outstanding reflects the assumed use of proceeds from the hypothetical exercise of any outstanding options or warrants to purchase shares of the Company's Class A Common Stock. The average market value for the period is used as the assumed purchase price.

STOCK-BASED COMPENSATION

    The Company accounts for its stock option awards to its employees under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

SHIPPING AND HANDLING COSTS

    The Company generally does not bill customers for shipping and handling costs. The amounts billed for these costs are not considered material and are offset against expenses included in Selling, General and Administrative expenses.

NEW ACCOUNTING PRONOUNCEMENT

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for transactions entered into after January 1, 2001 and requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 1--SUMMARY OF ACCOUNTING POLICIES (CONTINUED) derivative is designated as part of the hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company does not believe that the adoption of SFAS 133 will have a material impact on either its results of operations or its financial position.

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform with the current year's presentation.

NOTE 2--INVENTORIES

    Inventories consist of:

                                                           DECEMBER 31,
                                                     -------------------------
                                                        2000          1999
                                                     -----------   -----------
Raw materials......................................  $ 3,973,442   $ 4,128,374
Work-in-process....................................      934,283       812,929
Finished goods.....................................   18,511,265    15,673,198
                                                     -----------   -----------
 ...................................................  $23,418,990   $20,614,501
                                                     -----------   -----------

NOTE 3--SHORT-TERM BORROWINGS

    The Company's credit agreement with a bank includes a revolving credit loan facility which provides a total of $12,000,000, with various sublimits, for direct borrowings, letters of credit, bankers' acceptances and equipment loans. At December 31, 2000, there was $9,000,000 outstanding against the revolving credit loan facility. There was also a commitment of approximately $310,000 at December 31, 2000 for open letters of credit.

    The credit agreement also includes a foreign exchange line, which provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding at December 31, 2000 was approximately $1,974,000.

    Direct borrowings under the Company's revolving credit loan facility are secured by the accounts receivable, inventory and equipment of the Company and are cross-guaranteed by each of the Company's subsidiaries. These borrowings bear interest at either the prime interest rate or LIBOR plus 1.6%. The prime interest rate at December 31, 2000 was 9.5% and LIBOR was approximately 6.6%. The prime interest rate at December 31, 1999 was 8.5% and LIBOR was approximately 5.8%.

    The Company's credit agreement is subject to annual review by the lending bank. Under this agreement, the Company is required to adhere to certain financial covenants. At December 31, 2000, and for the year then ended, the Company satisfied all of these covenants.

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 4--LONG-TERM DEBT

    Long-term debt consists of:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Term loan--principal amount outstanding at October 1, 1999
  to be paid in equal monthly installments (plus interest at
  LIBOR plus 1.75%) through September 2005 (a)..............  $       --   $3,833,333
Mortgage loan--$17,438 payable monthly (plus interest at
  8.16%) through May 2006, when a final payment of
  approximately $1,435,000 is due (b).......................   1,827,437    1,884,993
Mortgage loan--$16,370 payable monthly (plus interest at
  7.09%) through February 2014 (b)..........................   1,671,181    1,745,219
Economic Development Revenue Bond--payable yearly in various principal amounts (plus interest at variable rates)
  through November 2004 (c).................................     660,000      810,000
                                                              ----------   ----------
                                                               4,158,618    8,273,545
Less current maturities.....................................     296,106      947,884
                                                              ----------   ----------
                                                              $3,862,512   $7,325,661
                                                              ==========   ==========

------------------------

(a) In December 2000, the balance outstanding on this term loan, $3,166,667, was transferred to the Company's revolving credit facility, which bears interest at a lower rate than did the term loan.

(b) These mortgages payable relate to the land and buildings of the Company's subsidiaries. Property with a net book value of approximately $4,916,000 is pledged as collateral.

(c) The interest rate at December 31, 2000 was 5.1%. This bond was secured by a standby letter of credit.

    The aggregate amounts of the long-term debt scheduled to mature in each of the years ended December 31 are as follows: 2001--$296,106; 2002--$312,241; 2003--$329,258; 2004--$356,935; 2005--$191,205; 2006--$1,570,244; and 2007 and
thereafter--$1,102,629. Interest expense on long-term debt was $580,125, $653,297 and $528,824 for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 5--CAPITAL STOCK TRANSACTIONS

    During the years ended December 31, 2000 and 1999, the Company received 19,925 and 49,235 shares, respectively, of Class A Common Stock in connection with the exercise of stock options. The value of these shares was recorded at $192,500 and $498,500, respectively. During the year ended December 31, 2000, the Company purchased 3,025 shares of its Class A Common Stock at a cost of $19,073.

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

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 6--STOCK OPTIONS AND WARRANTS

    The Company has an Incentive Stock Option Plan (as amended) (the "Plan"), which authorizes the issuance, to employees and directors, of options to purchase a maximum of 1,100,000 shares of Class A Common Stock. These options must be issued within ten years of the effective date of the Plan and are exercisable for a ten year period from the date of grant at prices not less than 100% of the market value of the Class A Common Stock on the date the option is granted. Options granted to any 10% stockholder are exercisable for a five year period from the date of the grant at prices not less than 110% of the market value of the Class A Common Stock on the date the option is granted.

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

    Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Plan had been determined in accordance with the fair value method prescribed by SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted in 2000, 1999 and 1998, respectively: no dividends paid for any of these years; expected volatility of 39.0%, 33.9% and 35.2%; risk-free interest rates of 6.1%, 5.1% and 5.5%; and expected lives of 10.0 years, 10.0 years and 9.7 years.

    The weighted-average fair values of options for which the exercise price equaled the market price on the grant date were $5.41 in 2000, $4.97 in 1999 and $4.53 in 1998. The weighted-average fair value of options for which the exercise price exceeded the market price on the grant date was $2.89 in 1998.

    Under the provisions of SFAS 123, the Company's income from continuing operations available to common shareholders and its basic and diluted earnings per share would have changed to the pro forma amounts indicated below:

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
Income from continuing operations available to common
shareholders:
  As reported............................................  $3,824,940   $4,545,505   $3,943,441
  Pro forma..............................................  $3,818,145   $4,492,088   $3,485,588

Basic earnings per share:
  As reported............................................  $     1.07   $     1.35   $     1.23
  Pro forma..............................................  $     1.07   $     1.33   $     1.09

Diluted earnings per share:
  As reported............................................  $     1.04   $     1.23   $     1.07
  Pro forma..............................................  $     1.04   $     1.21   $      .94

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 6--STOCK OPTIONS AND WARRANTS (CONTINUED)
    The following table contains information on stock options for the three years ended December 31, 2000:

                                                                           EXERCISE     WEIGHTED
                                                                            PRICE       AVERAGE
                                                               OPTION       RANGE       EXERCISE
                                                               SHARES     PER SHARE      PRICE
                                                              --------   ------------   --------
                                                                         $                $
Outstanding, January 1, 1998................................   786,000   1.44 to 5.71     2.55

Granted.....................................................   171,500   7.88 to 8.66     7.93

Exercised...................................................  (137,500)  1.50 to 1.94     1.67
                                                              --------   ------------     ----

Outstanding, December 31, 1998..............................   820,000   1.44 to 8.66     3.82

Granted.....................................................    17,000   8.94 to 9.00     8.96

Exercised...................................................  (265,600)  1.81 to 1.99     1.99
                                                              --------   ------------     ----

Outstanding, December 31, 1999..............................   571,400   1.44 to 9.00     4.83

Granted.....................................................     2,000   8.75             8.75

Exercised...................................................  (172,700)  1.50 to 5.25     2.05

Expired.....................................................    (4,400)  1.50 to 7.88     4.95
                                                              --------   ------------     ----

Outstanding, December 31, 2000..............................   396,300   1.44 to 9.00     6.06
                                                              ========   ============     ====

    There were options available for issuance under the Plan as of December 31 of each year as follows: 1998--377,200; 1999--360,200; and 2000--358,200. All of
the options outstanding at December 31, 2000 were issued under the Plan. During the year ended December 31, 2000, 117,700 options issued under a previous plan were exercised and 1,400 options issued under the same plan expired.

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 6--STOCK OPTIONS AND WARRANTS (CONTINUED)

    The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

                                        WEIGHTED
                                        AVERAGE
                                       REMAINING        WEIGHTED                       WEIGHTED
      RANGE OF                        CONTRACTUAL       AVERAGE                        AVERAGE
   EXERCISE PRICES      OUTSTANDING   LIFE (YEARS)   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
   ---------------      -----------   ------------   --------------   -----------   --------------
     $5.71                 35,000         1.4              5.71          35,000           5.71
      5.71                 35,000         1.4              5.71              --             --
      8.66                 11,500         2.2              8.66              --             --
      1.44                 15,000         2.6              1.44          15,000           1.44
      1.94                 48,000         4.0              1.94          48,000           1.94
  3.75 to 5.25             74,300         6.2              4.98          74,300           4.98
      7.88                158,500         7.2              7.88         158,500           7.88
  8.94 to 9.00             17,000         8.2              8.96          17,000           8.96
      8.75                  2,000         9.3              8.75           2,000           8.75
                          -------                                       -------
  1.44 to 9.00            396,300         5.3              6.06         349,800           6.01
                          =======                                       =======

NOTE 7--TAXES ON INCOME

    Provisions for taxes on income in the consolidated statements of income consist of:

                                                         YEAR ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      2000         1999         1998
                                                   ----------   ----------   ----------
Current:
Federal..........................................  $1,929,000   $2,262,000   $2,476,000
State and local..................................     164,000      204,000      202,000
                                                   ----------   ----------   ----------
Total current....................................   2,093,000    2,466,000    2,678,000
                                                   ----------   ----------   ----------
Deferred:
  Federal........................................     159,000      170,000      (90,000)
  State and local................................      12,000       16,000       (5,000)
                                                   ----------   ----------   ----------
Total deferred...................................     171,000      186,000      (95,000)
                                                   ----------   ----------   ----------
Total taxes on income............................  $2,264,000   $2,652,000   $2,583,000
                                                   ==========   ==========   ==========

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 7--TAXES ON INCOME (CONTINUED)
    Deferred tax assets (liabilities) consist of:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Current deferred tax assets:
  Bad debt reserves.........................................  $ 187,000   $ 145,000
  Warranty and other reserves...............................    341,000     387,000
                                                              ---------   ---------
                                                              $ 528,000   $ 532,000
                                                              =========   =========
Non-current deferred tax liabilities:
  Depreciation..............................................  ($747,000)  ($635,000)
  Goodwill..................................................   (122,000)    (67,000)
                                                              ---------   ---------
                                                              ($869,000)  ($702,000)
                                                              =========   =========

    A reconciliation of the Federal statutory rate to the total effective tax rate applicable to income before taxes on income is as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                            ------------------------------------------------------------------
                                                    2000                   1999                   1998
                                            --------------------   --------------------   --------------------
                                                $          %           $          %           $          %
                                            ---------   --------   ---------   --------   ---------   --------
Federal income taxes computed at statutory
  rates...................................  2,070,000     34.0     2,447,000     34.0     2,219,000     34.0
Increase in taxes resulting from:
State and local taxes, net of Federal tax
  benefit.................................    108,000      1.8       135,000      1.9       128,000      2.0
Expenses not deductible for tax
  purposes................................    100,000      1.6       110,000      1.5        97,000      1.5
Other.....................................    (14,000)     (.2)      (40,000)     (.6)      139,000      2.1
                                            ---------     ----     ---------     ----     ---------     ----
Taxes on income...........................  2,264,000     37.2     2,652,000     36.8     2,583,000     39.6
                                            =========     ====     =========     ====     =========     ====

NOTE 8--ACQUISITION

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

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 9--COMMITMENTS AND CONTINGENCIES

    (a) The Company and two of its subsidiaries have adopted a defined contribution pension plan, which covers substantially all non-union employees. Contributions to this plan were determined as a percentage of compensation. The amounts recognized as pension expense for this plan were approximately $332,000, $312,000 and $278,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

    In conjunction with the acquisition of Green, the Company acquired a defined contribution 401(k) plan, which covers all of Green's employees. Employer contributions to this plan were determined as a percentage of employee contributions. The amounts recognized as expense for this plan were approximately $82,000 for the year ended December 31, 2000, $62,000 for the year ended December 31, 1999 and approximately $26,000 for the period from the date of acquisition to December 31, 1998.

    One of the Company's subsidiaries also participates in a multi-employer pension plan. This plan provides defined benefits to all union workers. Contributions to this plan are determined by union contracts and the Company does not administer the funds and does not have any control over the funds. The amounts recognized as pension expense for this plan were approximately $35,000, $32,000 and $29,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

    (b) The Company has an employment agreement with an officer. This agreement currently provides for a minimum annual aggregate salary of $675,000 through February 2004. This agreement provides that if a change in control of the Company occurs and, as a result, the officer is terminated or is unable to exercise his functions and duties and therefore resigns, he shall have the option to receive either full compensation for the remaining term of the agreement or a severance allowance equal to three times average annual compensation for the five previous years.

    (c) Florida Pneumatic purchases significant amounts of pneumatic tools from two foreign suppliers. Although other sources are available, the loss of either supplier could cause a temporary disruption in the flow of products, possibly creating an adverse effect on operating results.

    (d) Green purchases significant amounts of raw materials from one supplier. Other sources are available, however, and the Company believes that the loss of this supplier would not cause any disruption in the flow of products or have an adverse effect on operating results.

NOTE 10--SEGMENTS OF BUSINESS

    The Company currently operates four business segments: pneumatic tools and related equipment, hydraulic cylinders, heating equipment and hardware. The accounting policies of each of the segments are the same as those described in
Note 1. The Company evaluates segment performance based on operating income.

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 10--SEGMENTS OF BUSINESS (CONTINUED)
    The following presents financial information by segment for the years ended December 31, 2000, 1999 and 1998. Operating income excludes general corporate expenses, interest expense and income taxes. Identifiable assets are those assets directly owned or utilized by the particular business segment.

                                                           PNEUMATIC
                                                           TOOLS AND
                                                            RELATED    HYDRAULIC    HEATING
                   2000                     CONSOLIDATED   EQUIPMENT   CYLINDERS   EQUIPMENT   HARDWARE
                   ----                     ------------   ---------   ---------   ---------   --------
                                                                  (IN THOUSANDS)
Revenues from external customers..........     $80,899      $44,872     $20,220     $10,257     $5,550
                                               =======      =======     =======     =======     ======
Operating income..........................     $10,427      $ 8,252     $   929     $ 1,059     $  187
                                               =======      =======     =======     =======     ======
General corporate expense.................      (2,947)
Interest expense..........................      (1,391)
                                               -------
Income before taxes on income.............     $ 6,089
                                               =======
Identifiable assets at December 31,
  2000....................................     $52,659      $30,481     $14,985     $ 5,058     $2,135
                                               =======      =======     =======     =======     ======
Corporate assets..........................       1,494
                                               -------
Total assets at December 31, 2000.........     $54,153
                                               =======
Depreciation and amortization (including
  $15 corporate)..........................     $ 1,360      $   479     $   584     $   242     $   40
                                               =======      =======     =======     =======     ======
Amortization of goodwill and other
  intangibles.............................     $   342      $    96     $   240     $     6     $   --
                                               =======      =======     =======     =======     ======
Capital expenditures (including $1
  corporate)..............................     $ 1,148      $   216     $   271     $   660     $   --
                                               =======      =======     =======     =======     ======

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 10--SEGMENTS OF BUSINESS (CONTINUED)

                                                           PNEUMATIC
                                                           TOOLS AND
                                                            RELATED    HYDRAULIC    HEATING
                   1999                     CONSOLIDATED   EQUIPMENT   CYLINDERS   EQUIPMENT   HARDWARE
                   ----                     ------------   ---------   ---------   ---------   --------
                                                                  (IN THOUSANDS)
Revenues from external customers..........     $82,700      $46,708     $20,612     $ 9,843     $5,537
                                               =======      =======     =======     =======     ======
Operating income..........................     $11,736      $ 9,304     $ 1,208     $   718     $  506
                                               =======      =======     =======     =======     ======
General corporate expense.................      (3,149)
Interest expense..........................      (1,389)
                                               -------
Income before taxes on income.............     $ 7,198
                                               =======
Identifiable assets at December 31,
  2000....................................     $52,066      $31,127     $14,563     $ 4,031     $2,345
                                               -------
Corporate assets..........................       2,174
                                               -------
Total assets at December 31, 2000.........     $54,240
                                               =======
Depreciation and amortization (including
  $13 corporate)..........................     $ 1,241      $   440     $   528     $   230     $   30
                                               =======      =======     =======     =======     ======
Amortization of goodwill and other
  intangibles.............................     $   355      $   109     $   240     $     6     $   --
                                               =======      =======     =======     =======     ======
Capital expenditures (including $7
  corporate)..............................     $ 1,647      $   867     $   773     $    --     $   --
                                               =======      =======     =======     =======     ======

                                                           PNEUMATIC
                                                           TOOLS AND
                                                            RELATED    HYDRAULIC    HEATING
                   1998                     CONSOLIDATED   EQUIPMENT   CYLINDERS   EQUIPMENT   HARDWARE
                   ----                     ------------   ---------   ---------   ---------   --------
                                                                  (IN THOUSANDS)
Revenues from external customers..........     $58,166      $37,806     $ 6,585     $ 9,424     $4,351
                                               =======      =======     =======     =======     ======
Operating income..........................     $ 9,770      $ 8,410     $   417     $   471     $  472
                                               =======      =======     =======     =======     ======
General corporate expense.................      (2,472)
Interest expense..........................        (772)
                                               -------
Income before taxes on income.............     $ 6,526
                                               =======      =======     =======     =======     ======
Identifiable assets at December 31,
  1998....................................     $44,342      $22,672     $14,225     $ 5,013     $2,432
Corporate assets..........................       3,736
                                               -------
Total assets at December 31, 1998.........     $48,078
                                               -------
Depreciation and amortization (including
  $7 corporate)...........................     $   795      $   419     $   111     $   238     $   20
                                               =======      =======     =======     =======     ======
Amortization of goodwill and other
  intangibles.............................     $   184      $   112     $    66     $     6     $   --
                                               =======      =======     =======     =======     ======
Capital expenditures (including $29
  corporate)..............................     $ 1,416      $   383     $   397     $   607     $   --
                                               =======      =======     =======     =======     ======

    The pneumatic tools segment has two customers that accounted for 23.4%, 24.7% and 35.7%, and 7.4%, 7.7% and 10.1%, respectively, of consolidated revenues for the years ended December 31, 2000, 1999 and 1998, respectively. These two customers also accounted for 30.6% and 37.6% of consolidated

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 10--SEGMENTS OF BUSINESS (CONTINUED) accounts receivable as of December 31, 2000 and 1999, respectively. A third customer, a customer of both the pneumatic tools segment and the hardware segment, accounted for 14.0%, 10.1% and 0.5% of consolidated revenues for the years ended December 31, 2000, 1999 and 1998, respectively, and 15.7% and 13.2% of consolidated accounts receivable as of December 31, 2000 and 1999, respectively. There were no other major customers requiring disclosure.

NOTE 11--UNAUDITED INTERIM CONSOLIDATED FINANCIAL INFORMATION

    Unaudited interim consolidated financial information for the two years ended December 31, 2000 and 1999 is summarized as follows:

                                                                 QUARTER ENDED
                                            --------------------------------------------------------
                   2000                      MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                   ----                     -----------   -----------   -------------   ------------
Revenues..................................  $20,796,956   $18,963,739    $21,844,757    $19,293,222
                                            ===========   ===========    ===========    ===========
Gross profit..............................    6,394,584     6,287,998      6,205,423      5,791,677
                                            ===========   ===========    ===========    ===========
Net income................................    1,077,007     1,009,669        959,817        778,447
                                            ===========   ===========    ===========    ===========
Earnings per share of common stock:
  Basic...................................          .31           .28            .27            .22
                                            ===========   ===========    ===========    ===========
  Diluted.................................          .29           .27            .26            .21
                                            ===========   ===========    ===========    ===========
                   1999
------------------------------------------
Revenues..................................   18,108,268    17,092,157     20,358,379     27,141,636
                                            ===========   ===========    ===========    ===========
Gross profit..............................    5,562,207     5,433,028      6,330,645      8,205,714
                                            ===========   ===========    ===========    ===========
Net income................................      961,407       754,024      1,233,942      1,596,132
                                            ===========   ===========    ===========    ===========
Earnings per share of common stock:
  Basic...................................          .30           .23            .35            .46
                                            ===========   ===========    ===========    ===========
  Diluted.................................          .26           .20            .33            .44
                                            ===========   ===========    ===========    ===========

    During the fourth quarter of 2000, the Company recorded net adjustments decreasing its net income by approximately $265,000, relating to adjustments to reserves for bad debts, inventory and insurance.

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES

NOTE 12--EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per common share from continuing operations:

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
Numerator:
  Numerator for basic and diluted earnings
    per common share--net income.........................  $3,824,940   $4,545,505   $3,943,441
                                                           ==========   ==========   ==========
Denominator:
  Denominator for basic earnings per share--weighted
    average common shares outstanding....................   3,560,786    3,370,098    3,208,181
Effect of dilutive securities:
  Common stock options...................................     125,545      334,535      481,782
                                                           ----------   ----------   ----------
  Denominator for diluted earnings per share--adjusted
    weighted average common shares and assumed
    conversions..........................................   3,686,331    3,704,633    3,689,963
                                                           ==========   ==========   ==========
Basic earnings per common share..........................  $     1.07   $     1.35   $     1.23
                                                           ==========   ==========   ==========
Diluted earnings per common share........................  $     1.04   $     1.23   $     1.07
                                                           ==========   ==========   ==========

    There were outstanding during the years ended December 31, 2000, 1999 and 1998 stock options whose exercise prices were lower than the average market values for the respective periods. These options are anti-dilutive and are excluded from the computation of earnings per share. The weighted average anti-dilutive options outstanding for the years ended December 31, 2000, 1999 and 1998 were as follows: 2000--150,500; 1999--51,375; and 1998--45,750.

NOTE 13--SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid during the year for:

                                                 YEAR ENDED DECEMBER 31,
                                           ------------------------------------
                                              2000         1999         1998
                                           ----------   ----------   ----------
Interest.................................  $1,425,189   $1,400,165   $  673,814
                                           ==========   ==========   ==========
Income taxes.............................  $2,426,470   $2,414,890   $2,539,601
                                           ==========   ==========   ==========

    During the years ended December 31, 2000 and 1999, the Company received 19,925 and 49,235 shares, respectively, of Class A Common Stock in connection with the exercise of stock options. The value of these shares was recorded at $192,500 and $498,500, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information relating to the directors and executive officers of the Registrant is set forth in the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and is hereby incorporated by reference.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                     PAGE
                                                                   --------
(a)  Financial statements and financial statement schedules

     (1) The consolidated financial statements of the Registrant as set forth under Item 8 are filed as part of this report.

     (2) The following consolidated financial statement schedule for the three years ended December 31, 2000, 1999 and 1998 is filed as part of this report:

     Schedule II--Valuation and Qualifying Accounts                    33

     All other schedules are omitted because they are not required, are not applicable, or the required information is otherwise shown in the financial statements or notes thereto.

     (3)  The following exhibits are filed as part of this          35-36
     report: See "Exhibit Index" immediately following the
     signature page.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2000.

                    P & F INDUSTRIES, INC. AND SUBSIDIARIES
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                                                COLUMN A    COLUMN B    COLUMN C      COLUMN D    COLUMN E
                                               ----------   --------   -----------   ----------   ---------
                                                                        ADDITIONS
                                               ------------------------------------------------------------
                                                            CHARGED      CHARGED
                                               BALANCE AT   TO COSTS   (CREDITED)                  BALANCE
                                               BEGINNING      AND       TO OTHER                   AT END
                 DESCRIPTION                   OF PERIOD    EXPENSES    ACCOUNTS     DEDUCTIONS   OF PERIOD
---------------------------------------------  ----------   --------   -----------   ----------   ---------
Year ended December 31, 2000:
Allowance for possible losses................   $767,456    $221,004   ($  264,743)(a) $227,148(b) $496,569
                                                ========    ========   ===========   ==========   ========
Year ended December 31, 1999:
Allowance for possible losses................   $498,669    $339,743   $        --   $ 70,956(b)  $767,456
                                                ========    ========   ===========   ==========   ========
Year ended December 31, 1998:
Allowance for possible losses................   $421,014    $18,776    $ 177,517(c)  $118,638(b)  $498,669
                                                ========    ========   ===========   ==========   ========

--------------------------

(a) Reclassification

(b) Write-off of expenses against reserve.

(c) Amount received as part of purchase of net assets of Green
    Manufacturing, Inc.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             P & F INDUSTRIES, INC.
                                  (Registrant)

By:                 /s/ RICHARD A. HOROWITZ                 By:                    /s/ JOSEPH A. MOLINO, JR.
            --------------------------------------                          --------------------------------------
                      Richard A. Horowitz                                            Joseph A. Molino, Jr.
                     Chairman of the Board                                              Vice President
                           President                                                Principal Financial and
                  Principal Executive Officer                                         Accounting Officer
                  Principal Executive Officer

Date: March 19, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----
               /s/ ROBERT L. DUBOFSKY
     -------------------------------------------                Director
                 Robert L. Dubofsky

                  /s/ ALAN GOLDBERG
     -------------------------------------------                Director
                    Alan Goldberg

               /s/ RICHARD A. HOROWITZ
     -------------------------------------------                Director
                 Richard A. Horowitz

                 /s/ SIDNEY HOROWITZ
     -------------------------------------------                Director
                   Sidney Horowitz

                 /s/ ARTHUR HUG, JR.
     -------------------------------------------                Director
                   Arthur Hug, Jr.

                  /s/ DENNIS KALICK
     -------------------------------------------                Director
                    Dennis Kalick

                  /s/ NEIL NOVIKOFF
     -------------------------------------------                Director
                    Neil Novikoff

               /s/ ROBERT M. STEINBERG
     -------------------------------------------                Director
                 Robert M. Steinberg

                  /s/ MARC A. UTAY
     -------------------------------------------                Director
                    Marc A. Utay

Date: March 19, 2001

                                 EXHIBIT INDEX

       EXHIBIT
         NO.
---------------------
         2.1                Asset Purchase Agreement, dated as of September 16, 1998, by and between Green Manufacturing, Inc., an Ohio corporation, and the Registrant (Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated
                            September 16, 1998). Pursuant to Item 601(b)(2) of
                            Regulation S-K, the Registrant agrees to furnish
                            supplementally a copy of any exhibit or schedule omitted
                            from the Asset Purchase Agreement to the Commission upon
                            request.

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

         4.3                Credit Agreement, dated as of July 23, 1998, by and among
                            the Registrant, Florida Pneumatic Manufacturing Corporation,
                            a Florida corporation, Embassy Industries, Inc., a New York corporation, and European American Bank, a New York banking corporation (Incorporated by reference to Exhibit 4.3 to the
                            Registrant's Annual Report on Form 10-K/ A for the fiscal
                            year ended December 31, 1998).

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

         4.6                Amendment No. 3 to Credit Agreement, dated as of July 26,
                            2000, by and among the Registrant, Florida Pneumatic
                            Manufacturing Corporation, a Florida corporation, Embassy
                            Industries, Inc., a New York corporation, Green
                            Manufacturing, Inc., a Delaware corporation, and European
                            American Bank, a New York banking corporation (Incorporated by reference to Exhibit 4.5 to the Registrant's Quarterly
                            Report on Form 10-Q for the quarter ended June 30, 2000).

       EXHIBIT
         NO.
---------------------
         4.7                Certain instruments defining the rights of holders of the
                            long-term debt securities of the Registrant are omitted
                            pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation
                            S-K. The Registrant agrees to furnish supplementally copies of these instruments to the Commission upon request.

        10.1                Amended and Restated Employment Agreement, dated as of May
                            28, 1997, between the Registrant and Richard A. Horowitz
                            (Incorporated by reference to Exhibit 10.1 to the
                            Registrant's Annual Report on Form 10-K/A for the fiscal
                            year ended December 31, 1998).

        10.2                Consulting Agreement, effective as of November 1, 2000,
                            between the Registrant and Sidney Horowitz (Incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly
                            Report on Form 10-Q for the quarter ended September 30,
                            2000).

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