Form 10-Q
period 2001-03-31
P&F INDUSTRIES INC
filed 2001-05-14
CIK 75340

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

                                    ---------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 2001

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

YES  ( X )    NO  (   )

         As of May 14, 2001, there were 3,554,448 shares of the Registrant's Class A Common Stock outstanding.

                             P & F INDUSTRIES, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001



                                TABLE OF CONTENTS

                                                                                            PAGE
                                                                                            ----
PART I
------
Item 1.           Financial Statements

                    Consolidated Balance Sheets as of
                      March 31, 2001 and December 31, 2000                                  1 - 2

                    Consolidated Statements of Income for the
                      three months ended March 31, 2001 and 2000                                3

                    Consolidated Statement of Shareholders' Equity
                      for the three months ended March 31, 2001                                 4

                    Consolidated Statements of Cash Flows for
                      the three months ended March 31, 2001 and 2000                        5 - 6

                    Notes to Consolidated Financial Statements                             7 - 11

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                   12 - 14

Item 3.           Quantitative and Qualitative Disclosures About
                    Market Risk                                                                15

PART II
-------
Item 1.           Legal Proceedings                                                            16

Item 2.           Changes in Securities and Use of proceeds                                    16

Item 3.           Defaults Upon Senior Securities                                              16

Item 4.           Submission of Matters to a Vote of Security Holders                          16

Item 5.           Other Information                                                            16

Item 6.           Exhibits and Reports on Form 8-K                                             16


SIGNATURES                                                                                     17

EXHIBIT INDEX                                                                             18 - 19


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                     =======================================

                                                                            MARCH 31,    DECEMBER 31,
                                                                              2001           2000
                                                                          ------------   ------------
   ASSETS
   ------
CURRENT:
  Cash                                                                    $      3,753    $   388,422
  Accounts receivable, less allowance
    for possible losses of $498,712
    in 2001 and $496,569 in 2000                                            10,374,440     10,468,504
  Inventories                                                               24,047,443     23,418,990
  Deferred income taxes                                                        528,000        528,000
  Prepaid expenses and other                                                   795,687        762,548
                                                                          ------------   ------------
      TOTAL CURRENT ASSETS                                                  35,749,323     35,566,464
                                                                          ------------   ------------

PROPERTY AND EQUIPMENT:
  Land                                                                       1,182,938      1,182,938
  Buildings and improvements                                                 5,983,654      5,983,654
  Machinery and equipment                                                   12,426,537     12,129,262
                                                                          ------------   ------------
                                                                            19,593,129     19,295,854
  Less accumulated depreciation

    and amortization                                                         8,870,527      8,506,651
                                                                          ------------   ------------
      NET PROPERTY AND EQUIPMENT                                            10,722,602     10,789,203
                                                                          ------------   ------------

GOODWILL, net of accumulated
  amortization of $1,920,020 in
  2001 and $1,838,911 in 2000                                                7,544,938      7,626,047

OTHER ASSETS                                                                   183,105        171,103
                                                                          ------------   ------------
      TOTAL ASSETS                                                        $ 54,199,968   $ 54,152,817
                                                                          ============   ============

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                   (CONTINUED)
                     =======================================

                                                                           MARCH 31,    DECEMBER 31,
                                                                            2001           2000
                                                                        ------------   ------------
   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
CURRENT LIABILITIES:
  Short-term borrowings                                                 $ 10,000,000   $  9,000,000
  Accounts payable                                                         3,648,862      3,177,469
  Accruals:
    Compensation                                                             737,677      2,242,110
    Other                                                                  1,754,549      1,713,486
  Current maturities of long-term debt                                       287,337        296,106
                                                                        ------------   ------------
      TOTAL CURRENT LIABILITIES                                           16,428,425     16,429,171

LONG-TERM DEBT, less current maturities                                    3,836,475      3,862,512

DEFERRED INCOME TAXES                                                        869,000        869,000
                                                                        ------------   ------------
                                                                          21,133,900     21,160,683
                                                                        ------------   ------------

SHAREHOLDERS' EQUITY:
  Preferred stock - $10 par;
    authorized - 2,000,000 shares;
    no shares outstanding                                                         --             --
  Common stock:
    Class A - $1 par;
      authorized - 7,000,000 shares;
      issued - 3,677,593 shares                                            3,677,593      3,677,593
    Class B - $1 par;
      authorized -  2,000,000 shares;
      no shares issued or outstanding                                             --             --
  Additional paid-in capital                                               8,464,139      8,464,139
  Retained earnings                                                       21,991,454     21,560,475
  Treasury stock, at cost
    (123,145 shares and 72,185 shares)                                    (1,067,118)      (710,073)
                                                                        ------------   ------------
      TOTAL SHAREHOLDERS' EQUITY                                          33,066,068     32,992,134
                                                                        ------------   ------------
      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                                            $ 54,199,968   $ 54,152,817
                                                                        ============   ============

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                     =======================================

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                           ------------------
                                                                           2001          2000
                                                                       ------------  ------------
REVENUES:
  Net sales                                                            $ 17,298,505  $ 20,685,575
  Other                                                                     145,259       111,381
                                                                       ------------  ------------
                                                                         17,443,764    20,796,956
                                                                       ------------  ------------

COSTS AND EXPENSES:
  Cost of sales                                                          12,254,793    14,402,372
  Selling, general and administrative                                     4,214,920     4,325,835
  Interest - net                                                            270,072       334,742
                                                                       ------------  ------------
                                                                         16,739,785    19,062,949
                                                                       ------------  ------------

INCOME BEFORE TAXES ON INCOME                                               703,979     1,734,007

TAXES ON INCOME                                                             273,000       657,000
                                                                       ------------  ------------

NET INCOME                                                             $    430,979  $  1,077,007
                                                                       ============  ============


Weighted average common shares outstanding:
    Basic                                                                 3,575,599     3,476,865

    Diluted                                                               3,649,245     3,669,512


Earnings per share of common stock:
  Basic                                                                       $ .12         $ .31

  Diluted                                                                     $ .12         $ .29


                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                 ==============================================

                                                                  ADDITIONAL
                                                      COMMON        PAID-IN      RETAINED      TREASURY
                                                       STOCK        CAPITAL      EARNINGS        STOCK
                                                   -----------   -----------   ------------  ------------
Balance,
  January 1, 2001                                  $ 3,677,593   $ 8,464,139   $ 21,560,475  ($  710,073)

Net income for the
  three months ended
  March 31, 2001                                            --            --        430,979           --

Purchase of Class A
  Common Stock                                              --            --             --     (357,045)
                                                   -----------   -----------   ------------   ----------
Balance,
  March 31, 2001                                   $ 3,677,593   $ 8,464,139   $ 21,991,454  ($1,067,118)
                                                   ===========   ===========   ============   ==========


                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                     =======================================

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                  ------------------
                                                                                  2001          2000
                                                                              ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $    430,979  $  1,077,007
                                                                              ------------  ------------

  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
      Depreciation                                                                 363,876       355,267
      Amortization                                                                  85,403        85,403
      (Gain) on disposal of fixed assets                                                --       (41 193)
      Provision for losses on
        accounts receivable - net                                                    2,143        15,126
  Decrease (increase):
    Accounts receivable                                                             91,921      (113,096)
    Inventories                                                                   (628,453)   (3,280,873)
    Prepaid expenses and other                                                     (33,139)       43,120
    Other assets                                                                   (16,296)         (844)
  Increase (decrease):
    Accounts payable                                                               471,393       342,090
    Accruals and other                                                          (1,463,370)   (1,270,628)
                                                                              ------------  ------------
      Total adjustments                                                         (1,126,522)   (3,865,628)
                                                                              ------------  ------------
        Net cash used in
          operating activities                                                    (695,543)   (2,788,621)
                                                                              ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                            (297,275)     (215,405)
  Proceeds from sale of fixed assets                                                    --        41,194
                                                                              ------------  ------------
        Net cash used in
          investing activities                                                    (297,275)     (174,211)
                                                                              ------------  ------------


                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)
                     =======================================

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                 ------------------
                                                                                 2001          2000
                                                                             ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings                                           2,000,000     2,500,000
  Repayments of short-term borrowings                                          (1,000,000)     (500,000)
  Principal payments on long-term debt                                            (34,806)     (198,978)
  Purchase of Class A Common Stock                                               (357,045)           --
  Proceeds from exercise of stock options                                              --       108,187
                                                                             ------------  ------------
        Net cash used in
          financing activities                                                    608,149     1,909,209
                                                                             ------------  ------------


NET (DECREASE) INCREASE IN CASH                                                  (384,669)   (1,053,623)

CASH AT BEGINNING OF PERIOD                                                       388,422     1,305,351
                                                                             ------------  ------------

CASH AT END OF PERIOD                                                        $      3,753  $    251,728
                                                                             ============  ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid during the period for:

      Income taxes                                                           $     23,000  $    121,654
                                                                             ============  ============


      Interest                                                               $    271,873  $    324,823
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

         The Company conducts its business operations through its three wholly-owned subsidiaries. Florida Pneumatic Manufacturing Corporation ("Florida Pneumatic") is engaged in the importation, manufacture and sale of pneumatic hand tools, primarily for the industrial and retail markets, and the importation and sale of compressor air filters. Florida Pneumatic also markets, through its Berkley Tool division, a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely-used brand of pipe cutting and threading machines. Green Manufacturing, Inc. ("Green") is engaged primarily in the manufacture, development and sale of heavy-duty welded custom designed hydraulic cylinders. Green also manufactures a line of access equipment for the petro-chemical industry and a line of post hole digging equipment for the agricultural industry. Embassy Industries, Inc. ("Embassy") is engaged in the manufacture and sale of baseboard heating products and the importation and sale of radiant heating systems. Embassy also imports a line of door and window hardware items through its Franklin Manufacturing hardware division. Note 4 presents financial information for the segments of the Company's business.

BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, these unaudited consolidated financial statements include all adjustments necessary to present fairly the information set forth therein. All such adjustments are of a normal recurring nature. Results for interim periods are not necessarily indicative of results to be expected for a full year, since the operations of some of the Company's subsidiaries are seasonal in nature.

         The consolidated balance sheet information for December 31, 2000 was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The interim financial statements contained herein should be read in conjunction with that Report.

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

NOTE 2 - INVENTORIES

         Major classes of inventory were as follows:

                                      MARCH 31,     DECEMBER 31,
                                        2001            2000
                                    ------------    ------------
       Finished goods               $ 19,037,098    $ 18,511,265
       Work in process                 1,054,699         934,283
       Raw materials and supplies      3,955,646       3,973,442
                                    ------------    ------------
                                    $ 24,047,443    $ 23,418,990
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

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE 4 - SEGMENTS OF BUSINESS

         The following tables present financial information by segment for the periods ended March 31, 2001 and 2000. Segment profit excludes general corporate expenses, interest expense and income taxes. During these periods, there were no intersegment revenues.

                                  PNEUMATIC
                                  TOOLS AND
 THREE MONTHS ENDED       CON-     RELATED   HYDRAULIC   HEATING
   MARCH 31, 2001      SOLIDATED  EQUIPMENT  CYLINDERS  EQUIPMENT   HARDWARE
-------------------    ---------  ---------  ---------  ---------   --------
   (In thousands)
 Revenues from
   external customers  $  17,444  $  10,171  $   4,161  $   1,971   $  1,141
                       =========  =========  =========  =========   ========

 Segment profit        $   1,696  $   1,553  $      47  $      67   $     29
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

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================


NOTE 4 - SEGMENTS OF BUSINESS (CONTINUED)

         The reconciliation of combined operating profits for reportable segments to consolidated income before income taxes is as follows:

                                               THREE MONTHS ENDED
                                                   MARCH 31,
                                            -----------------------
                                               2001         2000
                                            ----------   ----------
   Total profit for reportable segments     $1,695,556   $2,854,748

   General corporate expenses                 (721,505)    (785,999)

   Interest expense                           (270,072)    (334,742)
                                            ----------   ----------

   Income before income taxes               $  703,979   $1,734,007
                                            ==========   ==========

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE 5 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per common share:

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                            -----------------------
                                               2001         2000
                                            ----------   ----------
  Numerator:
    Numerator for basic and diluted
      earnings per common share - income
      available to common shareholders      $  430,979   $1,077,007
                                            ==========   ==========

  Denominator:
    Denominator for basic earnings
      per common share - weighted
      average common shares outstanding      3,575,599    3,476,865

    Effect of dilutive securities:
      Common stock options                      73,646      192,647
                                             ---------    ---------

    Denominator for diluted earnings
      per common share - adjusted
      weighted average common shares
      and assumed conversions                3,649,245    3,669,512
                                             =========    =========


  Earnings per common share:
    Basic                                        $ .12        $ .31
                                                 =====        =====

    Diluted                                      $ .12        $ .29
                                                 =====        =====

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES
                     =======================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER ENDED MARCH 31, 2001 COMPARED WITH FIRST QUARTER ENDED MARCH 31, 2000

         Consolidated revenues decreased 16.1%, from $20,796,956 to $17,443,764. Revenues from pneumatic tools and related equipment decreased 8.1%, from $11,069,618 to $10,170,433, due primarily to a slowdown in the retail segment of the business and, to a lesser extent, to a slowdown in the industrial catalog segment. Selling prices of pneumatic tools and related equipment were unchanged from the first quarter of 2000.

         Revenues from hydraulic cylinders and other equipment decreased 28.7%, from $5,835,674 to $4,160,842, due primarily to continued weakness in the wrecker and refuse segments of the business, as well as to the loss of sales to a significant aerial lift customer that exited the business. Selling prices of hydraulic cylinders were increased by approximately 5% to a majority of customers since the first quarter of 2000.

         Revenues from heating equipment products decreased 14.0%, from $2,291,404 to $1,971,073, due primarily to a decrease in housing starts. Revenues from hardware products decreased 28.7%, from $1,600,260 to $1,141,416, due primarily to the loss of two significant customers that declared bankruptcy since the first quarter of 2000. Selling prices of all heating equipment and hardware products were virtually unchanged from the first quarter of 2000.

         Consolidated gross profit, as a percentage of revenues, decreased from 30.7% to 29.7%. Gross profit from pneumatic tools and related equipment decreased from 38.9% to 36.1%, due primarily to the decrease in sales and a less favorable product mix. This decrease in gross profit was partially offset by a weakening of the Japanese yen, which decreased the cost of imported products. Gross profit from hydraulic cylinders and other equipment decreased from 14.8% to 12.7%, due primarily to the decrease in sales, as well as to higher wage rates in effect in the first quarter of 2000. This decrease in gross profit was partially offset by improvements in factory efficiency. Gross profit from heating equipment products increased from 34.0% to 34.7%, due primarily to a change in the product mix. Gross profit from hardware products decreased from 27.9% to 26.6%, due primarily to the decrease in sales and a less favorable product mix.

FIRST QUARTER ENDED MARCH 31, 2001 COMPARED WITH FIRST QUARTER ENDED MARCH 31, 2000 (CONTINUED)

         Consolidated selling, general and administrative expenses decreased 2.6%, from $4,325,835 to $4,214,920, due primarily to the decrease in revenues. As a percentage of revenues, however, these expenses increased from 20.8% to 24.2% as many of these costs are fixed and could not be reduced as quickly as the decrease in overall revenues. Interest expense decreased 19.3%, from $334,742 to $270,072, as a result of a decrease in all borrowings.

         The effective tax rates for the quarters ended March 31, 2001 and 2000 were 38.8% and 37.9%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company gauges its liquidity and financial stability by the measurements shown in the following table (dollar amounts in thousands):

                             MARCH 31,     DECEMBER 31,    MARCH 31,
                               2001            2000          2000
                             ---------     ------------    ---------
    Working Capital          $  19,321       $  19,137     $  19,126
    Current Ratio            2.18 to 1       2.16 to 1     2.05 to 1
    Shareholders' Equity     $  33,066       $  32,992     $  30,210


         During the quarter ended March 31, 2001, gross accounts receivable decreased by approximately $92,000. Decreases in accounts receivable at Embassy and Florida Pneumatic, which were the results of weak sales during the first quarter of 2001 and a difference in the timing of receipts, were partially offset by an increase in accounts receivable at Green, which was the result of stronger first quarter 2001 sales compared to the fourth quarter of 2000 and, to a lesser extent, the timing of receipts. Inventories increased by approximately $628,000, with increases of approximately $360,000 at Embassy and approximately $320,000 at Green being offset by a decrease of approximately $52,000 at Florida Pneumatic. The increase in inventories at Embassy was the result of first quarter sales that were weaker than anticipated, a product design change, and an inventory build-up required to satisfy increased second quarter sales. The increase in inventories at Green was primarily the result of weak first quarter sales. Accounts payable increased by approximately $471,000, due primarily to the timing of payments and the receipt of inventory.

         On July 12, 2000, the Company renewed its credit agreement, as amended, with European American Bank. This agreement provides the Company with various credit facilities, including revolving credit loans, term loans for acquisitions and a foreign exchange line. The revolving credit loan facility provides a total of $12,000,000, with various sublimits, for direct borrowings, letters of credit, bankers' acceptances and equipment loans. At March 31, 2001, there was $10,000,000 outstanding against the revolving credit loan facility. There was also a commitment of approximately $180,000 at March 31, 2001 for open letters of credit.

         The term loan facility provides a commitment of $15,000,000 to finance acquisitions subject to the lending bank's approval. There was no loan balance outstanding against this facility at March 31, 2001. There was, however, a standby letter of credit totalling approximately $670,000 outstanding against this facility at March 31, 2001. This standby letter of credit was used to secure the Economic Development Revenue Bond assumed as part of the acquisition of Green.

         The foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding at March 31, 2001 was approximately $2,830,000.

         The Company's credit agreement is subject to annual review by the lending bank. Under this agreement, the Company is required to adhere to certain financial covenants. At March 31, 2001, and for the three months then ended, the Company satisfied all of these covenants.

         Capital spending for the quarter ended March 31, 2001 was approximately $300,000. The total amount was provided from working capital. Capital expenditures for the rest of 2001 are expected to total approximately $900,000, some of which may be financed through the Company's credit facilities. Included in the expected total for the rest of 2001 are capital expenditures relating to new products, expansion of existing product lines and replacement of old equipment.

         The Company, through Florida Pneumatic, imports a significant amount of its purchases from Japan, with payment due in Japanese yen. As a result, the Company is subject to the effects of foreign currency exchange fluctuations. The Company uses a variety of techniques to protect itself from any adverse effects from these fluctuations, including increasing its selling prices, obtaining price reductions from its overseas suppliers, using alternative supplier sources and entering into foreign currency forward contracts. The strengthening of the U.S. dollar versus the Japanese yen over the last 12 months has had a positive effect on the Company's results of operations and its financial position. There can be no assurance however, that this situation will continue.

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

         The value of the U.S. dollar affects the Company's financial results. Changes in exchange rates may positively or negatively affect the Company's gross margins and operating expenses. The Company engages in hedging programs aimed at mitigating the impact of currency fluctuations. Using primarily forward exchange contracts, the Company hedges some of those transactions that, when remeasured according to accounting principles generally accepted in the United States of America, impact the income statement. Factors that could impact the effectiveness of the Company's programs include volatility of the currency markets and availability of hedging instruments. All currency contracts that are entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation. The Company does not buy or sell financial instruments for trading purposes. Although the Company maintains these programs to reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a weakening exchange rate against currencies in which the Company incurs costs, the Company's costs are adversely affected. At March 31, 2001, the Company held open hedge forward contracts to deliver approximately $2,830,000 of Japanese yen. The potential loss in value of the Company's net investment in foreign currency forward contracts resulting from a hypothetical 10 percent adverse change in foreign currency exchange rates at March 31, 2001 is approximately $315,000.

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

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2001.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 P & F INDUSTRIES, INC.
                                 (Registrant)


                                 By     /s/ Joseph A. Molino, Jr.
                                    -------------------------------
                                          Joseph A. Molino, Jr.
                                             Vice President
Dated: May 14, 2001                    (Principal Financial Officer)

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


                                  EXHIBIT INDEX
                                   (CONTINUED)


EXHIBIT
NO.
--------
4.5      Amendment No. 2 to Credit Agreement, dated as of July 28, 1999, by and among the Registrant, Florida Pneumatic Manufacturing
         Corporation, a Florida corporation, Embassy Industries, Inc., a New
         York corporation, Green Manufacturing, Inc., a Delaware
         corporation, and European American Bank, a New York banking corporation (Incorporated by reference to Exhibit 4.5 to the
         Registrant's Quarterly Report on Form 10-Q for the quarter ended
         June 30, 1999).

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
