Form 10-Q
period 2001-06-30
P&F INDUSTRIES INC
filed 2001-08-13
CIK 75340

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 2001

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


         As of August 10, 2001, there were 3,554,448 shares of the Registrant's Class A Common Stock outstanding.

                             P & F INDUSTRIES, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2001



                                TABLE OF CONTENTS


                                                                            PAGE
PART I
------
Item 1.  Financial Statements

           Consolidated Balance Sheets as of
             June 30, 2001 and December 31, 2000                          1 - 2

           Consolidated Statements of Income for the
             three months and the six months ended
             June 30, 2001 and 2000                                           3

           Consolidated Statement of Shareholders' Equity
             for the six months ended June 30, 2001                           4

           Consolidated Statements of Cash Flows for
             the six months ended June 30, 2001 and 2000                  5 - 6

           Notes to Consolidated Financial Statements                    7 - 11

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          12 - 15

Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                                       16

PART II
-------
Item 1.  Legal Proceedings                                                   17

Item 2.  Changes in Securities and Use of proceeds                           17

Item 3.  Defaults Upon Senior Securities                                     17

Item 4.  Submission of Matters to a Vote of Security Holders                 17

Item 5.  Other Information                                                   17

Item 6.  Exhibits and Reports on Form 8-K                                    17


SIGNATURES                                                                   18

EXHIBIT INDEX                                                           19 - 20

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                     =======================================


                                            JUNE 30,     DECEMBER 31,
                                              2001           2000
                                          ------------   ------------
   ASSETS
   ------
CURRENT:
  Cash                                    $    406,659    $   388,422
  Accounts receivable, less allowance
    for possible losses of $489,076
    in 2001 and $496,569 in 2000             9,057,424     10,468,504
  Inventories                               22,249,202     23,418,990
  Deferred income taxes                        528,000        528,000
  Prepaid expenses and other                 1,073,156        762,548
                                          ------------   ------------
      TOTAL CURRENT ASSETS                  33,314,441     35,566,464
                                          ------------   ------------

PROPERTY AND EQUIPMENT:
  Land                                       1,182,938      1,182,938
  Buildings and improvements                 5,989,971      5,983,654
  Machinery and equipment                   12,630,412     12,129,262
                                          ------------   ------------
                                            19,803,321     19,295,854
  Less accumulated depreciation
    and amortization                         9,229,164      8,506,651
                                          ------------   ------------
      NET PROPERTY AND EQUIPMENT            10,574,157     10,789,203
                                          ------------   ------------

GOODWILL, net of accumulated
  amortization of $2,001,129 in
  2001 and $1,838,911 in 2000                7,463,829      7,626,047

OTHER ASSETS                                   179,655        171,103
                                          ------------   ------------
      TOTAL ASSETS                        $ 51,532,082   $ 54,152,817
                                          ============   ============

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                   (CONTINUED)
                     =======================================


                                            JUNE 30,     DECEMBER 31,
                                              2001           2000
                                          ------------   ------------
   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
CURRENT LIABILITIES:
  Short-term borrowings                   $  7,000,000   $  9,000,000
  Accounts payable                           3,118,510      3,177,469
  Accruals:
    Compensation                             1,074,542      2,242,110
    Other                                    1,898,721      1,713,486
  Current maturities of long-term debt         289,546        296,106
                                          ------------   ------------
      TOTAL CURRENT LIABILITIES             13,381,319     16,429,171

LONG-TERM DEBT, less current maturities      3,799,126      3,862,512

DEFERRED INCOME TAXES                          869,000        869,000
                                          ------------   ------------
                                            18,049,445     21,160,683
                                          ------------   ------------

SHAREHOLDERS' EQUITY:
  Preferred stock - $10 par;
    authorized - 2,000,000 shares;
    no shares outstanding                           --             --
  Common stock:
    Class A - $1 par;
      authorized - 7,000,000 shares;
      issued - 3,677,593 shares              3,677,593      3,677,593
    Class B - $1 par;
      authorized -  2,000,000 shares;
      no shares issued or outstanding               --             --
  Additional paid-in capital                 8,464,139      8,464,139
  Retained earnings                         22,408,023     21,560,475
  Treasury stock, at cost
    (123,145 shares and 72,185 shares)      (1,067,118)      (710,073)
                                          ------------   ------------
      TOTAL SHAREHOLDERS' EQUITY            33,482,637     32,992,134
                                          ------------   ------------
      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY              $ 51,532,082   $ 54,152,817
                                          ============   ============

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                     =======================================


                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                JUNE 30,                    JUNE 30,
                                           ------------------          ------------------
                                           2001          2000          2001          2000
                                       ------------  ------------  ------------  ------------
REVENUES:
  Net sales                            $ 15,952,173  $ 18,704,623  $ 33,250,678  $ 39,390,198
  Other                                     294,003       259,116       439,262       370,497
                                       ------------  ------------  ------------  ------------
                                         16,246,176    18,963,739    33,689,940    39,760,695
                                       ------------  ------------  ------------  ------------

COSTS AND EXPENSES:
  Cost of sales                          11,109,972    12,675,741    23,364,765    27,078,113
  Selling, administrative and general     4,224,741     4,321,957     8,439,661     8,647,792
  Interest - net                            235,894       342,372       505,966       677,114
                                       ------------  ------------  ------------  ------------
                                         15,570,607    17,340,070    32,310,392    36,403,019
                                       ------------  ------------  ------------  ------------

INCOME BEFORE TAXES ON INCOME               675,569     1,623,669     1,379,548     3,357,676

TAXES ON INCOME                             259,000       614,000       532,000     1,271,000
                                       ------------  ------------  ------------  ------------

NET INCOME                             $    416,569  $  1,009,669  $    847,548  $  2,086,676
                                       ============  ============  ============  ============


Weighted average common
  shares outstanding:
    Basic                                 3,555,572     3,577,000     3,565,530     3,526,932

    Diluted                               3,633,632     3,705,365     3,641,383     3,687,438


Earnings per share of common stock:
  Basic                                       $ .12         $ .28         $ .24         $ .59

  Diluted                                     $ .11         $ .27         $ .23         $ .57

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                 ==============================================


                                         ADDITIONAL
                             COMMON        PAID-IN      RETAINED      TREASURY
                              STOCK        CAPITAL      EARNINGS        STOCK
                          -----------   -----------   ------------  ------------
Balance,
  January 1, 2001         $ 3,677,593   $ 8,464,139   $ 21,560,475  ($  710,073)

Net income for the
  six months ended
  June 30, 2001                    --            --        847,548           --

Purchase of Class A
  Common Stock                     --            --             --     (357,045)
                          -----------   -----------   ------------   ----------
Balance,
  June 30, 2001           $ 3,677,593   $ 8,464,139   $ 22,408,023  ($1,067,118)
                          ===========   ===========   ============   ==========

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                     =======================================


                                               SIX MONTHS ENDED
                                                   JUNE 30,
                                              ------------------
                                              2001          2000
                                          ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $    847,548  $  2,086,676
                                          ------------  ------------

  Adjustments to reconcile net
    income to net cash provided
    by (used in) operating activities:
      Depreciation                             722,513       710,533
      Amortization                             170,807       169,962
      (Gain) on disposal of fixed assets            --       (41,193)
      Provision for losses on
        accounts receivable - net               (7,493)       17,065
  Decrease (increase):
    Accounts receivable                      1,418,573     1,432,862
    Inventories                              1,169,788    (5,512,197)
    Prepaid expenses and other                (310,608)     (176,951)
    Other assets                               (17,141)         (844)
  Increase (decrease):
    Accounts payable                           (58,959)     (866,961)
    Accruals and other                        (982,333)   (1,076,735)
                                          ------------  ------------
      Total adjustments                      2,105,147    (5,344,459)
                                          ------------  ------------
        Net cash provided by (used in)
          operating activities               2,952,695    (3,257,783)
                                          ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                        (507,467)     (600,764)
  Proceeds from sale of fixed assets                --        41,194
                                          ------------  ------------
        Net cash used in
          investing activities                (507,467)     (559,570)
                                          ------------  ------------

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)
                     =======================================


                                               SIX MONTHS ENDED
                                                   JUNE 30,
                                              ------------------
                                              2001          2000
                                          ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings        2,500,000     4,500,000
  Repayments of short-term borrowings       (4,500,000)   (1,500,000)
  Principal payments on long-term debt         (69,946)     (398,228)
  Purchase of Class A Common Stock            (357,045)           --
  Proceeds from exercise of stock options           --       115,312
                                          ------------  ------------
        Net cash provided by (used in)
          financing activities              (2,426,991)    2,717,084
                                          ------------  ------------


NET INCREASE (DECREASE) IN CASH                 18,237    (1,100,269)

CASH AT BEGINNING OF PERIOD                    388,422     1,305,351
                                          ------------  ------------

CASH AT END OF PERIOD                     $    406,659  $    205,082
                                          ============  ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid during the period for:

      Income taxes                        $    535,000  $  1,340,654
                                          ============  ============


      Interest                            $    566,976  $    665,749
                                          ============  ============


    During the six months ended June 30, 2000, the Company received 19,925 shares of Class A Common Stock in connection with the exercise of stock options. The value of these shares was recorded at $192,500.

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


NOTE 2 - INVENTORIES

         Major classes of inventory were as follows:


                                      JUNE 30,      DECEMBER 31,
                                        2001            2000
                                    ------------    ------------
       Finished goods               $ 17,466,821    $ 18,511,265
       Work in process                   959,798         934,283
       Raw materials and supplies      3,822,583       3,973,442
                                    ------------    ------------
                                    $ 22,249,202    $ 23,418,990
                                    ============    ============


NOTE 3 - CAPITAL STOCK TRANSACTIONS

         During the six months ended June 30, 2001, the Company purchased 50,960 shares of its Class A Common Stock at a cost of $357,045.

         During the six months ended June 30, 2000, the Company received 19,925 shares of Class A Common Stock in connection with the exercise of stock options. The value of these shares was recorded at $192,500.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE 4 - SEGMENTS OF BUSINESS

         The following tables present financial information by segment for the periods ended June 30, 2001 and 2000. Segment profit (loss) excludes general corporate expenses, interest expense and income taxes. There were no intersegment revenues.


                                  PNEUMATIC
                                  TOOLS AND
 SIX MONTHS ENDED         CON-     RELATED   HYDRAULIC    HEATING
   JUNE 30, 2001       SOLIDATED  EQUIPMENT  CYLINDERS   PRODUCTS  HARDWARE
-------------------    ---------  ---------  ---------  ---------  --------
   (In thousands)
 Revenues from
   external customers  $  33,690  $  19,647  $   7,607  $   4,125  $ 2,311
                       =========  =========  =========  =========  =======

 Segment profit (loss) $   3,382  $   3,266  $    (121) $     174  $    63
                       =========  =========  =========  =========  =======


                                  PNEUMATIC
                                  TOOLS AND
 SIX MONTHS ENDED         CON-     RELATED   HYDRAULIC    HEATING
   JUNE 30, 2000       SOLIDATED  EQUIPMENT  CYLINDERS   PRODUCTS  HARDWARE
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
                       =========  =========  =========  =========  =======


                                  PNEUMATIC
                                  TOOLS AND
 THREE MONTHS ENDED       CON-     RELATED   HYDRAULIC    HEATING
    JUNE 30, 2001      SOLIDATED  EQUIPMENT  CYLINDERS   PRODUCTS  HARDWARE
-------------------    ---------  ---------  ---------  ---------  --------
   (In thousands)
 Revenues from
   external customers  $  16,246  $   9,476  $   3,446  $   2,154  $ 1,170
                       =========  =========  =========  =========  =======

 Segment profit (loss) $   1,686  $   1,713  $    (168) $     107  $    34
                       =========  =========  =========  =========  =======

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE 4 - SEGMENTS OF BUSINESS (CONTINUED)


                                  PNEUMATIC
                                  TOOLS AND
 THREE MONTHS ENDED       CON-     RELATED   HYDRAULIC    HEATING
    JUNE 30, 2000      SOLIDATED  EQUIPMENT  CYLINDERS   PRODUCTS  HARDWARE
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
                       =========  =========  =========  =========  =======


         The reconciliation of combined operating profits for reportable segments to consolidated income before income taxes is as follows:


                                                SIX MONTHS ENDED
                                                    JUNE 30,
                                            -----------------------
                                               2001         2000
                                            ----------   ----------
   Total profit for reportable segments     $3,381,648   $5,598,111

   General corporate expenses               (1,496,134)  (1,563,321)

   Interest expense                           (505,966)    (677,114)
                                            ----------   ----------

   Income before income taxes               $1,379,548   $3,357,676
                                            ==========   ==========


                                               THREE MONTHS ENDED
                                                    JUNE 30,
                                            -----------------------
                                               2001         2000
                                            ----------   ----------
   Total profit for reportable segments     $1,686,092   $2,743,363

   General corporate expenses                 (774,629)    (777,322)

   Interest expense                           (235,894)    (342,372)
                                            ----------   ----------

   Income before income taxes               $  675,569   $1,623,669
                                            ==========   ==========

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE 5 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per common share:


                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                               JUNE 30,                  JUNE 30,
                                         -------------------       -------------------
                                          2001         2000         2001         2000
                                      -----------  -----------  -----------  -----------
  Numerator:
    Numerator for basic and diluted
      earnings per common share -
      income available to common
      shareholders                    $   416,569  $ 1,009,669  $   847,548  $ 2,086,676
                                      ===========  ===========  ===========  ===========

  Denominator:
    Denominator for basic
      earnings per common
      share - weighted average
      common shares outstanding         3,555,572    3,577,000    3,565,530    3,526,932

    Effect of dilutive securities:
      Common stock options                 78,060      128,365       75,853      160,506
                                      -----------  -----------  -----------  -----------
    Denominator for diluted
      earnings per common
      share - adjusted weighted
      average common shares and
      assumed conversions               3,633,632    3,705,365    3,641,383    3,687,438
                                      ===========  ===========  ===========  ===========


  Earnings per common share:
    Basic                                   $ .12        $ .28        $ .24        $ .59
                                            =====        =====        =====        =====

    Diluted                                 $ .11        $ .27        $ .23        $ .57
                                            =====        =====        =====        =====

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES
                     =======================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER ENDED JUNE 30, 2001 COMPARED WITH SECOND QUARTER ENDED JUNE 30, 2000

         Consolidated revenues decreased 14.3%, from $18,963,739 to $16,246,176. Revenues from pneumatic tools and related equipment decreased 4.9%, from $9,962,215 to $9,476,009, due primarily to the weak economic environment in both the retail and industrial segments. Selling prices of pneumatic tools and related equipment were virtually unchanged from the second quarter of 2000. Revenues from hydraulic cylinders and other equipment decreased 37.6%, from $5,521,760 to $3,445,946, due primarily to lower demand for capital goods products that use hydraulic cylinders, and the suspension of production by two major aerial lift customers. Since the second quarter of 2000, selling prices of hydraulic cylinders have been increased by an average of approximately 5% on selected low volume cylinders. Revenues from heating products increased 2.7%, from $2,098,238 to $2,153,922, due primarily to an increase in sales of radiant products, which was partially offset by a decrease in sales of baseboard products. Revenues from hardware decreased 15.3%, from $1,381,526 to $1,170,299, due primarily to the loss of two significant customers that declared bankruptcy since the first quarter of 2000. Selling prices of both heating products and hardware were virtually unchanged from the second quarter of 2000.

         Consolidated gross profit, as a percentage of revenues, decreased from 33.2% to 31.6%. Gross profit from pneumatic tools and related equipment decreased from 42.7% to 40.1%, due primarily to the disposal of a small product line at cost, the previously mentioned decrease in revenues and a less profitable product mix. This decrease in gross profit was partially offset by an increase in the value of the U.S. dollar as compared to the Japanese yen. Gross profit from hydraulic cylinders and other equipment decreased from 16.4% to 7.6%, due primarily to the decrease in revenues, which reduced coverage of fixed expenses. Gross profit from heating products was virtually unchanged from last year, at 34.9%. Gross profit from hardware decreased from 28.9% to 27.2%, due primarily to the decrease in revenues.

         Consolidated selling, general and administrative expenses decreased 2.3%, from $4,321,957 to $4,224,741, due primarily to the overall decrease in revenues. Interest expense decreased 31.1%, from $342,372 to $235,894, as a result of decreases in both the average outstanding balance of the Company's borrowings and the average interest rate on these borrowings.

         The effective tax rates for the quarters ended June 30, 2001 and 2000 were 38.3% and 37.8%, respectively.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED
JUNE 30, 2000

         Consolidated revenues decreased 15.3%, from $39,760,695 to $33,689,940. Revenues from pneumatic tools and related equipment decreased 6.6%, from $21,031,833 to $19,646,442, due primarily to the weak economic environment in both the retail and industrial segments. Selling prices of pneumatic tools and related equipment were virtually unchanged from the six months ended June 30, 2000. Revenues from hydraulic cylinders and other equipment decreased 33.0%, from $11,357,434 to $7,606,788, due primarily to lower demand for capital goods products that use hydraulic cylinders, and the suspension of production by two major aerial lift customers. Selling prices of hydraulic cylinders and other equipment were virtually unchanged from the six months ended June 30, 2000. Revenues from heating products decreased 6.0%, from $4,389,642 to $4,124,995, due primarily to a decrease in sales of baseboard products, which was partially offset by an increase in sales of radiant products and by sales of the new boiler product line. Revenues from hardware decreased 22.5%, from $2,981,786 to $2,311,715, due primarily to the loss of two significant customers that declared bankruptcy since June 30, 2000. Selling prices of both heating products and hardware were virtually unchanged from the six months ended
June 30, 2000.

         Consolidated gross profit, as a percentage of revenues, decreased from 31.9% to 30.6%. Gross profit from pneumatic tools and related equipment decreased from 40.7% to 38.1%, due primarily to the disposal of a small product line at cost, the previously mentioned decrease in revenues and a less profitable product mix. This decrease in gross profit was partially offset by an increase in the value of the U.S. dollar as compared to the Japanese yen. Gross profit from hydraulic cylinders and other equipment decreased from 15.6% to 10.4%, due primarily to the decrease in revenues, which reduced coverage of fixed expenses. Gross profit from heating products increased from 34.4% to 34.8%, due primarily to a more profitable product mix. Gross profit from hardware decreased from 28.3% to 26.9%, due primarily to the decrease in revenues.

         Consolidated selling, general and administrative expenses decreased 2.4%, from $8,647,792 to $8,439,661, due primarily to the overall decrease in revenues. Interest expense decreased 25.3%, from $677,114 to $505,966, as a result of decreases in both the average outstanding balance of the Company's borrowings and the average interest rate on these borrowings.

         The effective tax rates for the six months ended June 30, 2001 and 2000 were 38.6% and 37.9%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company gauges its liquidity and financial stability by the measurements shown in the following table (dollar amounts in thousands):


                              JUNE 30,     DECEMBER 31,     JUNE 30,
                                2001           2000           2000
                             ---------     ------------    ---------
    Working Capital          $  19,933       $  19,137     $  20,000
    Current Ratio            2.49 to 1       2.16 to 1     2.10 to 1
    Shareholders' Equity     $  33,483       $  32,992     $  31,227


         During the six months ended June 30, 2001, gross accounts receivable decreased by approximately $1,420,000, with decreases of approximately $1,210,000 at Florida Pneumatic and approximately $220,000 at Green being partially offset by a increase of approximately $10,000 at Embassy. The decrease in accounts receivable at Florida Pneumatic was due primarily to a 6% decrease in sales at the end of the second quarter of 2001 in comparison to the fourth quarter of 2000, and the timing of receipts at the end of those two periods. The decrease in accounts receivable at Green was consistent with the decrease in revenues between the fourth quarter of 2000 and the second quarter of 2001. During the six months ended June 30, 2001, inventories decreased by approximately $1,170,000, with a decrease of approximately $1,860,000 at Florida Pneumatic being offset by increases of approximately $550,000 at Embassy and approximately $140,000 at Green. The decrease in inventories at Florida Pneumatic was primarily the result of the decrease in sales. The increase in inventories at Embassy was partially the result of increased production in preparation for the heating season. Also contributing to the increase at Embassy was the receipt of inventory required for the new boiler product line, which was not fully introduced until earlier this year. The increase in inventories at Green was due primarily to an over-forecasting of customer demand. During the six months ended June 30, 2001, short-term borrowings decreased by $2,000,000, primarily as a result of the decreases in accounts receivable and inventories noted above. During the six months ended June 30, 2001, accounts payable decreased by approximately $60,000, with decreases of approximately $220,000 at Embassy and approximately $90,000 at Green being offset by an increase of approximately $250,000 at Florida Pneumatic. A reduction of purchases that is consistent with the decrease in sales led to a decrease in accounts payable that was partially offset by the timing of payments to vendors.

         On June 25, 2001, the Company renewed its credit agreement, as amended, with European American Bank through July 26, 2002. This agreement provides the Company with various credit facilities, including revolving credit loans, term loans for acquisitions and a foreign exchange line. The revolving credit loan facility provides a total of $12,000,000, with various sublimits, for direct borrowings, letters of credit, bankers' acceptances and equipment loans. At June 30, 2001, there was $7,000,000 outstanding against the revolving credit loan facility. There was also a commitment of approximately $110,000 at June 30, 2001 for open letters of credit.

         The term loan facility provides a commitment of $15,000,000 to finance acquisitions subject to the lending bank's approval. There was no loan balance outstanding against this facility at June 30, 2001. There was, however, a standby letter of credit totalling approximately $670,000 outstanding against this facility at June 30, 2001. This standby letter of credit was used to secure the Economic Development Revenue Bond assumed as part of the acquisition of Green.

         The foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding at June 30, 2001 was approximately $2,100,000.

         The Company's credit agreement is subject to annual review by the lending bank. Under this agreement, the Company is required to adhere to certain financial covenants. At June 30, 2001, and for the six months then ended, the Company satisfied all of these covenants.

         Capital spending for the six months ended June 30, 2001 was approximately $510,000. The total amount was provided from working capital. Capital expenditures for the rest of 2001 are expected to total approximately $600,000, some of which may be financed through the Company's credit facilities. Included in the expected total for the rest of 2001 are capital expenditures relating to new products, expansion of existing product lines and replacement of old equipment.

         The Company, through Florida Pneumatic, imports a significant amount of its purchases from Japan, with payment due in Japanese yen. As a result, the Company is subject to the effects of foreign currency exchange fluctuations. The Company uses a variety of techniques to protect itself from any adverse effects from these fluctuations, including increasing its selling prices, obtaining price reductions from its overseas suppliers, using alternative supplier sources and entering into foreign currency forward contracts. The strengthening of the U.S. dollar versus the Japanese yen over the last 12 months has had a positive effect on the Company's results of operations and its financial position. There can be no assurance however, that this situation will continue. See "Item 3 - Quantitative and Qualitative Disclosures About Market Risk."

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

         The value of the U.S. dollar affects the Company's financial results. Changes in exchange rates may positively or negatively affect the Company's gross margins and operating expenses. The Company engages in hedging programs aimed at mitigating the impact of currency fluctuations. Using primarily forward exchange contracts, the Company hedges some of those transactions that, when remeasured according to accounting principles generally accepted in the United States of America, impact the income statement. Factors that could impact the effectiveness of the Company's programs include volatility of the currency markets and availability of hedging instruments. All currency contracts that are entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation. The Company does not buy or sell financial instruments for trading purposes. Although the Company maintains these programs to reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a weakening exchange rate against currencies in which the Company incurs costs, the Company's costs are adversely affected. At June 30, 2001, the Company held open hedge forward contracts to deliver approximately $2,100,000 of Japanese yen. The potential loss in value of the Company's net investment in foreign currency forward contracts resulting from a hypothetical 10 percent adverse change in foreign currency exchange rates at June 30, 2001 is approximately $230,000.

PART II - OTHER INFORMATION
---------------------------

ITEM 1.     LEGAL PROCEEDINGS

            The Registrant is not a party to any litigation that is expected to have a material adverse effect on its business.

ITEM 2.     CHANGES IN SECURITIES
            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            On May 30, 2001, the Registrant held its Annual Meeting of Stockholders, at which two proposals were voted upon: (i) Election of Directors; and (ii) the Appointment of Auditors.

            The following persons were duly elected to serve, subject to the Company's Bylaws, as directors of the Registrant until the 2003 Annual Meeting of Stockholders, or until election and qualification of their successors:


                                            Votes       Votes       Votes
                                          in favor     against    abstained
                                          ---------    -------    ---------
                    Alan I. Goldberg      2,125,272    725,145            0
                    Richard A. Horowitz   2,462,342    388,075            0
                    Robert M. Steinberg   2,447,722    402,695            0

            The terms of office of Robert L. Dubofsky, Sidney Horowitz, Arthur Hug, Jr., Dennis Kalick, Neil Novikoff, Marc A. Utay as directors of the Registrant continued after the Annual Meeting of Stockholders.

            The appointment of BDO Seidman, LLP as the Company's Auditors was ratified by 2,828,753 votes in favor and 5,915 votes against, with 15,749 votes abstained.

            There were no broker non-votes pertaining to these proposals.

ITEM 5.     OTHER INFORMATION
            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            (a)      Exhibits
                       See "Exhibit Index" immediately following the signature page.

            (b)      Reports on Form 8-K
                       No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2001.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 P & F INDUSTRIES, INC.
                                 (Registrant)


                                 By    /s/ Joseph A. Molino, Jr.
                                    -------------------------------
                                         Joseph A. Molino, Jr.
                                            Vice President
Dated: August 10, 2001               (Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT
NO.
---

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

EXHIBIT
NO.
---


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

4.7 Amendment No. 4 to Credit Agreement, dated as of June 25, 2001, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, a Florida corporation, Embassy Industries, Inc., a New York corporation, Green Manufacturing, Inc., a Delaware corporation, and European American Bank, a New York banking corporation.

4.8 Certain instruments defining the rights of holders of the long-term debt securities of the Registrant are omitted pursuant to Section
         (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant agrees to furnish supplementally copies of these instruments to the Commission upon request.

10.1 Second Amended and Restated Employment Agreement, dated as of May 30, 2001, between the Registrant and Richard A. Horowitz.