Form 10-Q
period 2001-09-30
P&F INDUSTRIES INC
filed 2001-11-14
CIK 75340

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

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


         As of November 8, 2001, there were 3,531,648 shares of the Registrant's Class A Common Stock outstanding.

                             P & F INDUSTRIES, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001


                                TABLE OF CONTENTS

                                                                          PAGE
PART I                                                                    ----

Item 1.  Financial Statements

                    Consolidated Balance Sheets as of
                      September 30, 2001 and December 31, 2000            1 - 2

                    Consolidated Statements of Income for the
                      three months and the nine months ended
                      September 30, 2001 and 2000                             3

                    Consolidated Statement of Shareholders' Equity
                      for the nine months ended September 30, 2001            4

                    Consolidated Statements of Cash Flows for the
                      nine months ended September 30, 2001 and 2000       5 - 6

                    Notes to Consolidated Financial Statements           7 - 11

Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                 12 - 16

Item 3.  Quantitative and Qualitative Disclosures About
                    Market Risk                                              17

PART II

Item 1.           Legal Proceedings                                          18

Item 2.           Changes in Securities and Use of proceeds                  18

Item 3.           Defaults Upon Senior Securities                            18

Item 4.           Submission of Matters to a Vote of Security Holders        18

Item 5.           Other Information                                          18

Item 6.           Exhibits and Reports on Form 8-K                           18


SIGNATURES                                                                   19

EXHIBIT INDEX                                                           20 - 21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                     =======================================

                                          SEPTEMBER 30,   DECEMBER 31,
                                              2001           2000
                                          ------------   ------------
   ASSETS
   ------
CURRENT:
  Cash                                    $     64,571   $    388,422
  Accounts receivable, less allowance
    for possible losses of $502,527
    in 2001 and $496,569 in 2000             9,853,471     10,468,504
  Inventories                               20,805,249     23,418,990
  Deferred income taxes                        528,000        528,000
  Prepaid expenses and other                   874,044        762,548
                                          ------------   ------------
      TOTAL CURRENT ASSETS                  32,125,335     35,566,464
                                          ------------   ------------

PROPERTY AND EQUIPMENT:
  Land                                       1,182,938      1,182,938
  Buildings and improvements                 5,989,454      5,983,654
  Machinery and equipment                   12,864,644     12,129,262
                                          ------------   ------------
                                            20,037,036     19,295,854
  Less accumulated depreciation
    and amortization                         9,584,064      8,506,651
                                          ------------   ------------
      NET PROPERTY AND EQUIPMENT            10,452,972     10,789,203
                                          ------------   ------------

GOODWILL, net of accumulated
  amortization of $2,082,238 in
  2001 and $1,838,911 in 2000                7,382,720      7,626,047

OTHER ASSETS                                   152,329        171,103
                                          ------------   ------------
      TOTAL ASSETS                        $ 50,113,356   $ 54,152,817
                                          ============   ============

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                   (CONTINUED)
                     =======================================

                                          SEPTEMBER 30,   DECEMBER 31,
                                              2001           2000
                                          ------------   ------------
   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
CURRENT LIABILITIES:
  Short-term borrowings                   $  4,000,000   $  9,000,000
  Accounts payable                           2,882,738      3,177,469
  Accruals:
    Compensation                             1,413,139      2,242,110
    Other                                    2,978,093      1,713,486
  Current maturities of long-term debt         304,874        296,106
                                          ------------   ------------
      TOTAL CURRENT LIABILITIES             11,578,844     16,429,171

LONG-TERM DEBT, less current maturities      3,747,999      3,862,512

DEFERRED INCOME TAXES                          869,000        869,000
                                          ------------   ------------
                                            16,195,843     21,160,683
                                          ------------   ------------

SHAREHOLDERS' EQUITY:
  Preferred stock - $10 par;
    authorized - 2,000,000 shares;
    no shares outstanding                           --             --
  Common stock:
    Class A - $1 par;
      authorized - 7,000,000 shares;
      issued - 3,677,593 shares              3,677,593      3,677,593
    Class B - $1 par;
      authorized -  2,000,000 shares;
      no shares issued or outstanding               --             --
  Additional paid-in capital                 8,464,139      8,464,139
  Retained earnings                         22,896,399     21,560,475
  Treasury stock, at cost
    (131,645 shares and 72,185 shares)      (1,120,618)      (710,073)
                                          ------------   ------------
      TOTAL SHAREHOLDERS' EQUITY            33,917,513     32,992,134
                                          ------------   ------------
      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY              $ 50,113,356   $ 54,152,817
                                          ============   ============

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                     =======================================

                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                              SEPTEMBER 30,               SEPTEMBER 30,
                                           ------------------           -----------------
                                           2001          2000          2001          2000
                                       ------------  ------------  ------------  ------------
REVENUES:
  Net sales                            $ 16,011,708  $ 21,645,406  $ 49,262,386  $ 61,035,604
  Other                                     437,150       199,351       876,412       569,848
                                       ------------  ------------  ------------  ------------
                                         16,448,858    21,844,757    50,138,798    61,605,452
                                       ------------  ------------  ------------  ------------

COSTS AND EXPENSES:
  Cost of sales                          11,380,596    15,639,334    34,745,361    42,717,447
  Selling, administrative and general     4,102,867     4,262,709    12,542,528    12,910,501
  Interest - net                            174,019       389,897       679,985     1,067,011
                                       ------------  ------------  ------------  ------------
                                         15,657,482    20,291,940    47,967,874    56,694,959
                                       ------------  ------------  ------------  ------------

INCOME BEFORE TAXES ON INCOME               791,376     1,552,817     2,170,924     4,910,493

TAXES ON INCOME                             303,000       593,000       835,000     1,864,000
                                       ------------  ------------  ------------  ------------

NET INCOME                             $    488,376  $    959,817  $  1,335,924  $  3,046,493
                                       ============  ============  ============  ============

Weighted average common
  shares outstanding:
    Basic                                 3,553,974     3,584,324     3,561,636     3,546,203

    Diluted                               3,626,007     3,699,113     3,636,216     3,691,470

Earnings per share of common stock:
  Basic                                       $ .14         $ .27         $ .38         $ .86

  Diluted                                     $ .13         $ .26         $ .37         $ .83

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                 ==============================================

                                        ADDITIONAL
                            COMMON       PAID-IN       RETAINED     TREASURY
                            STOCK        CAPITAL       EARNINGS      STOCK
                         -----------   -----------   ------------  -----------
Balance,
  January 1, 2001        $ 3,677,593   $ 8,464,139   $ 21,560,475  ($  710,073)

Net income for the
  nine months ended
  September 30, 2001              --            --      1,335,924           --

Purchase of Class A
  Common Stock                    --            --             --     (410,545)
                         -----------   -----------   ------------  -----------
Balance,
  September 30, 2001     $ 3,677,593   $ 8,464,139   $ 22,896,399  ($1,120,618)
                         ===========   ===========   ============  ===========

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                    =======================================

                                              NINE MONTHS ENDED
                                                SEPTEMBER 30,
                                              -----------------
                                              2001          2000
                                          ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $  1,335,924     3,046,493
                                          ------------  ------------

  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation                           1,080,502     1,067,799
      Amortization                             257,056       254,520
      (Gain) on disposal of fixed assets        (3,089)      (41,193)
      Provision for losses on
        accounts receivable - net                5,958         2,655
  Decrease (increase):
    Accounts receivable                        609,075    (2,139,862)
    Inventories                              2,613,741    (5,490,341)
    Prepaid expenses and other                (111,496)     (336,379)
    Other assets                                 5,046          (844)
  Increase (decrease):
    Accounts payable                          (294,731)      783,446
    Accruals and other                         435,636      (278,159)
                                          ------------  ------------
      Total adjustments                      4,597,698    (6,178,358)
                                          ------------  ------------
        Net cash provided by (used in)
          operating activities               5,933,622    (3,131,865)
                                          ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                        (741,182)     (973,741)
  Proceeds from sale of fixed assets                --        41,194
                                          ------------  ------------
        Net cash used in
          investing activities                (741,182)     (932,547)
                                          ------------  ------------

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)
                     ======================================

                                               NINE MONTHS ENDED
                                                 SEPTEMBER 30,
                                               -----------------
                                              2001          2000
                                          ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings        3,500,000     7,000,000
  Repayments of short-term borrowings       (8,500,000)   (3,000,000)
  Principal payments on long-term debt        (105,746)     (598,094)
  Purchase of Class A Common Stock            (410,545)           --
  Proceeds from exercise of stock options           --       124,687
                                          ------------  ------------
        Net cash provided by (used in)
          financing activities              (5,516,291)    3,526,593
                                          ------------  ------------

NET INCREASE (DECREASE) IN CASH               (323,851)     (537,819)

CASH AT BEGINNING OF PERIOD                    388,422     1,305,351
                                          ------------  ------------

CASH AT END OF PERIOD                     $     64,571  $    767,532
                                          ============  ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid during the period for:

      Income taxes                        $    541,000  $  1,826,470
                                          ============  ============


      Interest                            $    721,669  $  1,064,695
                                          ============  ============

    During the nine months ended September 30, 2000 the Company received 19,925 shares of Class A Common Stock in connection with the exercise of stock options. The value of these shares was recorded at $192,500.

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

BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, these unaudited consolidated financial statements include all adjustments necessary to present fairly the information set forth therein. All such adjustments are of a normal recurring nature. Results for interim periods are not necessarily indicative of results to be expected for a full year, since the operations of some of the Company's subsidiaries are seasonal in nature.

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


NOTE 2 - INVENTORIES

         Major classes of inventory were as follows:

                                    SEPTEMBER 30,    DECEMBER 31,
                                        2001            2000
                                    ------------    ------------
       Finished goods               $ 16,519,059    $ 18,511,265
       Work in process                   839,026         934,283
       Raw materials and supplies      3,447,164       3,973,442
                                    ------------    ------------
                                    $ 20,805,249    $ 23,418,990
                                    ============    ============

NOTE 3 - CAPITAL STOCK TRANSACTIONS

         During the nine months ended September 30, 2001, the Company purchased 59,460 shares of its Class A Common Stock at a cost of $410,545.

         During the nine months ended September 30, 2000, the Company received 19,925 shares of Class A Common Stock in connection with the exercise of stock options. The value of these shares was recorded at $192,500.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE 4 - SEGMENTS OF BUSINESS

         The following tables present financial information by segment for the periods ended September 30, 2001 and 2000. Segment profit (loss) excludes general corporate expenses, interest expense and income taxes. There were no intersegment revenues.

                                  PNEUMATIC
                                  TOOLS AND
  NINE MONTHS ENDED       CON-     RELATED   HYDRAULIC   HEATING
  SEPTEMBER 30, 2001   SOLIDATED  EQUIPMENT  CYLINDERS   PRODUCTS  HARDWARE
  ------------------   ---------  ---------  ---------   --------  --------
    (In thousands)
 Revenues from
   external customers  $  50,139  $  28,782  $  11,115  $   6,704  $ 3,538
                       =========  =========  =========  =========  =======

 Segment profit (loss) $   5,004  $   4,869  $    (260) $     287  $   108
                       =========  =========  =========  =========  =======

                                  PNEUMATIC
                                  TOOLS AND
  NINE MONTHS ENDED       CON-     RELATED   HYDRAULIC   HEATING
  SEPTEMBER 30, 2000   SOLIDATED  EQUIPMENT  CYLINDERS   PRODUCTS  HARDWARE
  ------------------   ---------  ---------  ---------   --------  --------
    (In thousands)
 Revenues from
   external customers  $  61,605  $  33,575  $  16,328  $   7,285  $ 4,417
                       =========  =========  =========  =========  =======

 Segment profit        $   8,272  $   6,376  $   1,052  $     539  $   305
                       =========  =========  =========  =========  =======

                                  PNEUMATIC
                                  TOOLS AND
  THREE MONTHS ENDED      CON-     RELATED   HYDRAULIC   HEATING
  SEPTEMBER 30, 2001   SOLIDATED  EQUIPMENT  CYLINDERS   PRODUCTS  HARDWARE
  ------------------   ---------  ---------  ---------   --------  --------
    (In thousands)
 Revenues from
   external customers  $  16,449  $   9,135  $   3,508  $   2,579  $ 1,227
                       =========  =========  =========  =========  =======

 Segment profit (loss) $   1,622  $   1,603  $    (139) $     113  $    45
                       =========  =========  =========  =========  =======

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE 4 - SEGMENTS OF BUSINESS (CONTINUED)

                                  PNEUMATIC
                                  TOOLS AND
  THREE MONTHS ENDED      CON-     RELATED   HYDRAULIC   HEATING
  SEPTEMBER 30, 2000   SOLIDATED  EQUIPMENT  CYLINDERS   PRODUCTS  HARDWARE
  ------------------   ---------  ---------  ---------   --------  --------
    (In thousands)
 Revenues from
   external customers  $  21,844  $  12,543  $   4,971  $   2,895  $ 1,435
                       =========  =========  =========  =========  =======

 Segment profit        $   2,674  $   2,035  $     267  $     298  $    74
                       =========  =========  =========  =========  =======

         The reconciliation of combined operating profits for reportable segments to consolidated income before income taxes is as follows:

                                               NINE MONTHS ENDED
                                                  SEPTEMBER 30,
                                            -----------------------
                                               2001         2000
                                            ----------   ----------
   Total profit for reportable segments     $5,003,953   $8,272,041

   General corporate expenses               (2,153,044)  (2,294,537)

   Interest expense                           (679,985)  (1,067,011)
                                            ----------   ----------

   Income before income taxes               $2,170,924   $4,910,493
                                            ==========   ==========

                                               THREE MONTHS ENDED
                                                  SEPTEMBER 30,
                                            -----------------------
                                               2001         2000
                                            ----------   ----------
   Total profit for reportable segments     $1,622,305   $2,673,930

   General corporate expenses                 (656,910)    (731,216)

   Interest expense                           (174,019)    (389,897)
                                            ----------   ----------
   Income before income taxes               $  791,376   $1,552,817
                                            ==========   ==========

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE 5 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per common share:

                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                            SEPTEMBER 30,            SEPTEMBER 30,
                                         ------------------        -----------------
                                         2001         2000         2001         2000
                                      -----------  -----------  -----------  -----------
  Numerator:
    Numerator for basic and diluted
      earnings per common share -
      income available to common
      shareholders                    $   488,376  $   959,817  $ 1,335,924  $ 3,046,493
                                      ===========  ===========  ===========  ===========

  Denominator:
    Denominator for basic
      earnings per common
      share - weighted average
      common shares outstanding         3,553,974    3,584,324    3,561,636    3,546,203

    Effect of dilutive securities:
      Common stock options                 72,033      114,789       74,580      145,267
                                      -----------  -----------  -----------  -----------
    Denominator for diluted
      earnings per common
      share - adjusted weighted
      average common shares and
      assumed conversions               3,626,007    3,699,113    3,636,216    3,691,470
                                      ===========  ===========  ===========  ===========

  Earnings per common share:
    Basic                                   $ .14        $ .27        $ .38        $ .86
                                            =====        =====        =====        =====

    Diluted                                 $ .13        $ .26        $ .37        $ .83
                                            =====        =====        =====        =====

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES
                     =======================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER ENDED SEPTEMBER 30, 2001 COMPARED WITH THIRD QUARTER ENDED SEPTEMBER 30, 2000

         Consolidated revenues decreased 24.7%, from $21,844,757 to $16,448,858. Revenues from pneumatic tools and related equipment decreased 27.2%, from $12,543,705 to $9,134,963, due primarily to the cancellation of two special fall promotions by one customer, as well as to a reduction in prices to another large customer. Selling prices of pneumatic tools and related equipment were unchanged from the prior year, with the exception of prices to the foregoing customer, which were reduced by an average of 16%. Revenues from hydraulic cylinders and other equipment decreased 29.4%, from $4,970,459 to $3,507,980, due primarily to lower demand for recycled cardboard and large capital goods, which in turn reduced demand for cylinders sold to the refuse and aerial lift markets, respectively, as well as to the discontinuance by one major aerial lift customer of a significant portion of its product line. Selling prices of hydraulic cylinders and other equipment were unchanged from the prior year. Revenues from heating equipment decreased 10.9%, from $2,895,530 to $2,579,239, due primarily to a decrease in sales of baseboard products, including the loss of a significant baseboard customer. This decrease in sales was partially offset by an increase in sales of radiant products and by sales of the new boiler products. Selling prices of heating equipment were unchanged from the prior year. Revenues from hardware decreased 14.5%, from $1,435,063 to $1,226,676, due primarily to the loss of two significant customers who declared bankruptcy since the third quarter of 2000. Selling prices of hardware products were unchanged from the prior year.

         Consolidated gross profit, as a percentage of revenues, increased from 28.4% to 30.8%. Gross profit from pneumatic tools and related equipment increased from 31.9% to 40.0%, due primarily to increases in the value of the U.S. dollar as compared to both the Japanese yen and the New Taiwan dollar, which decreased the cost of imported product. Gross profit from hydraulic cylinders and other equipment decreased from 15.9% to 8.4%, due primarily to a significant reduction in manufacturing activity resulting from the large decrease in revenues, which has dramatically reduced the absorption of fixed expenses and lowered gross profit. In addition, significant production labor resources were expended to produce prototypes and initial short-run orders for new customers. These new account activities generate little to no gross profit. Labor productivity increases partially offset these negatives. Gross profit from heating equipment decreased from 35.4% to 31.1%, due primarily to a reduction in manufacturing activity resulting from the large decrease in revenues, which has reduced the absorption of fixed expenses and lowered gross profit. Gross profit was also negatively impacted by a less favorable product mix. Gross profit from hardware decreased from 26.9% to 26.1%, due primarily to a less favorable product mix.

         Consolidated selling, general and administrative expenses decreased 3.8%, from $4,262,709 to $4,102,867, due primarily to the overall decrease in revenues for the period.

         Interest expense decreased 55.4%, from $389,897 to $174,019, due primarily to decreases in both the average outstanding balance of the Company's borrowings and the average interest rate on these borrowings.

         The effective tax rates for the quarters ended September 30, 2001 and 2000 were 38.3% and 38.2%, respectively.


NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

         Consolidated revenues decreased 18.6%, from $61,605,452 to $50,138,798. Revenues from pneumatic tools and related equipment decreased 14.3%, from $33,575,538 to $28,781,405, due primarily to the cancellation of two special fall promotions by a significant customer and, to a lesser extent, to a decrease in sales to the catalog and industrial markets. These decreases in sales were partially offset by an increase in sales to one large customer. Selling prices of pneumatic tools and related equipment were unchanged from the prior year, with the exception of prices to one significant customer, which were reduced by an average of 16% in the third quarter. Revenues from hydraulic cylinders and other equipment decreased 31.9%, from $16,327,893 to $11,114,768, due primarily to lower demand for recycled cardboard and large capital goods, which in turn reduced demand for cylinders sold to the refuse, aerial lift and wrecker markets, , as well as to the discontinuance by one major aerial lift customer of a significant portion of its product line Selling prices of hydraulic cylinders and other equipment were unchanged from the prior year. Revenues from heating equipment decreased 8.0%, from $7,285,172 to $6,704.234, due primarily to a decrease in sales of baseboard products, including the loss of a significant baseboard customer. This decrease in sales was partially offset by an increase in sales of radiant products and by sales of the new boiler products. Selling prices of heating equipment were unchanged from the prior year. Revenues from hardware decreased 19.9%, from $4,416,849 to $3,538,391, due primarily to the loss of two significant customers who declared bankruptcy since the third quarter of 2000. Selling prices of hardware products were unchanged from the prior year.

         Consolidated gross profit, as a percentage of revenues, was unchanged at 30.7%. Gross profit from pneumatic tools and related equipment increased from 37.4% to 38.7%, due primarily to increases in the value of the U.S. dollar as compared to both the Japanese yen and the New Taiwan dollar, which decreased the cost of imported product. Gross profit from hydraulic cylinders and other equipment decreased from 15.7% to 9.8%, due primarily to a significant reduction in manufacturing activity resulting from the large decrease in revenues, which has dramatically reduced the absorption of fixed expenses and lowered gross profit. In addition, significant production labor resources were expended to produce prototypes and initial short-run orders for new customers. These new account activities generate little to no gross profit. Labor productivity increases partially offset these negatives. Gross profit from heating equipment decreased from 34.8% to 33.4%, due primarily to a reduction in manufacturing activity resulting from the large decrease in revenues, which has reduced the absorption of fixed expenses and lowered gross profit. Gross profit was also negatively impacted by a less favorable product mix. Gross profit from hardware decreased from 27.9% to 26.6%, due primarily to a less favorable product mix.

         Consolidated selling, general and administrative expenses decreased 2.9%, from $12,910,501 to $12,542,528, due primarily to the overall decrease in revenues for the period.

         Interest expense decreased 36.3%, from $1,067,011 to $679,985, due primarily to decreases in both the average outstanding balance of the Company's borrowings and the average interest rate on these borrowings.

         The effective tax rates for the nine months ended September 30, 2001 and 2000 were 38.5% and 38.0%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company gauges its liquidity and financial stability by the measurements shown in the following table (dollar amounts in thousands):

                           SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,
                               2001            2000           2000
                           -------------   ------------   ------------
    Working Capital          $  20,546      $  19,137      $  20,838
    Current Ratio            2.77 to 1      2.16 to 1      1.96 to 1
    Shareholders' Equity     $  33,918      $  32,992      $  32,196

         During the nine months ended September 30, 2001, gross accounts receivable decreased by approximately $610,000, with decreases of approximately $695,000 at Florida Pneumatic and approximately $65,000 at Green being partially offset by an increase of approximately $150,000 at Embassy. The decreases at Florida Pneumatic and Green were the result of decreased sales and slight improvements in the average days' sales outstanding. The increase at Embassy was due primarily to the timing of receipts from customers.

         During the nine months ended September 30, 2001, inventories decreased by approximately $2,610,000, with decreases of approximately $2,734,000 at Florida Pneumatic and approximately $460,000 at Green being partially offset by an increase of approximately $580,000 at Embassy. The decreases at Florida Pneumatic and Green were primarily the result of ongoing efforts to bring inventory balances in line with lower anticipated sales. The increase at Embassy was primarily to support the new boiler product line. Inventories at Embassy also increased as a result of lower than expected sales of baseboard products.

         During the nine months ended September 30, 2001, accounts payable decreased by approximately $295,000, with decreases of approximately $215,000 at Embassy and approximately $265,000 at Green being partially offset by an increase of approximately $185,000 at Florida Pneumatic. The decrease at Embassy and the increase at Florida Pneumatic were both primarily due to the timing of inventory receipts. The decrease at Green was primarily the result of lower overall business activity. Short-term borrowings decreased by $5,000,000, primarily as a result of the decrease in working capital requirements consistent with a contraction of the business.

         On June 25, 2001, the Company renewed its credit agreement, as amended, with European American Bank through July 26, 2002. This agreement provides the Company with various credit facilities, including revolving credit loans, term loans for acquisitions and a foreign exchange line. The revolving credit loan facility provides a total of $12,000,000, with various sublimits, for direct borrowings, letters of credit, bankers' acceptances and equipment loans. At September 30, 2001, there was $4,000,000 outstanding against the revolving credit loan facility. There were no commitments for open letters of credit at September 30, 2001.

         The term loan facility provides a commitment of $15,000,000 to finance acquisitions subject to the lending bank's approval. There was no loan balance outstanding against this facility at September 30, 2001. There was, however, a standby letter of credit totaling approximately $670,000 outstanding against this facility at September 30, 2001. This standby letter of credit was used to secure the Economic Development Revenue Bond assumed as part of the acquisition of Green.

         The foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding at September 30, 2001 was approximately $1,310,000.

         The Company's credit agreement is subject to annual review by the lending bank. Under this agreement, the Company is required to adhere to certain financial covenants. At September 30, 2001, and for the nine months then ended, the Company satisfied all of these covenants.

         Capital spending for the nine months ended September 30, 2001 was approximately $750,000. The total amount was provided from working capital. Capital expenditures for the rest of 2001 are expected to total approximately $220,000, some of which may be financed through the Company's credit facilities. Included in the expected total for the rest of 2001 are capital expenditures relating to new products, expansion of existing product lines and replacement of old equipment.

         The Company, through Florida Pneumatic, imports a significant amount of its purchases from Japan, with payment due in Japanese yen. As a result, the Company is subject to the effects of foreign currency exchange fluctuations. The Company uses a variety of techniques to protect itself from any adverse effects from these fluctuations, including increasing its selling prices, obtaining price reductions from its overseas suppliers, using alternative supplier sources and entering into foreign currency forward contracts. The strengthening of the U.S. dollar versus the Japanese yen over the last 12 months has had a positive effect on the Company's results of operations and its financial position. There can be no assurance however, that this situation will continue. See "Item 3 - Quantitative and Qualitative Disclosures About Market Risk,"

NEW ACCOUNTING PRONOUNCEMENT

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets." SFAS No. 142 is effective for transactions entered into after March 15, 2001. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". Among other intangible assets, this statement addresses how goodwill should be accounted for after it has been initially recognized in the financial statements. For years beginning after December 15, 2001, companies are no longer required to amortize goodwill but instead must evaluate the carrying value of the goodwill for impairment. If the goodwill is impaired, then the Company will be required to write down the carrying value of its goodwill to its estimated net realizable value at the time it is impaired. The Company has not determined the impact the adoption of this statement might have.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risks relating to changes in foreign currency exchange rates. The Company attempts to reduce the risks related to foreign currency exchange rate fluctuation by utilizing financial instruments, pursuant to Company policy.

         The value of the U.S. dollar affects the Company's financial results. Changes in exchange rates may positively or negatively affect the Company's gross profit and operating expenses. The Company engages in hedging programs aimed at limiting, in part, the impact of currency fluctuations. Using primarily forward exchange contracts, the Company hedges some of those transactions that, when remeasured according to accounting principles generally accepted in the United States of America, impact the income statement. Factors that could impact the effectiveness of the Company's programs include volatility of the currency markets and availability of hedging instruments. All currency contracts that are entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation. The Company does not buy or sell financial instruments for trading purposes. Although the Company maintains these programs to reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a weakening exchange rate against currencies in which the Company incurs costs, the Company's costs are adversely affected. At September 30, 2001, the Company held open hedge forward contracts to deliver approximately $1,310,000 of Japanese yen. The potential loss in value of the Company's net investment in these foreign currency forward contracts resulting from a hypothetical 10 percent adverse change in yen exchange rates at September 30, 2001 is approximately $150,000.

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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.


ITEM 5.  OTHER INFORMATION
         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)      Exhibits
                    See "Exhibit Index" immediately following the signature page.

         (b)      Reports on Form 8-K
                    No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2001.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 P & F INDUSTRIES, INC.
                                 (Registrant)


                                 By /s/ Joseph A. Molino, Jr.
                                   -------------------------------
                                        Joseph A. Molino, Jr.
                                           Vice President
Dated: November 14, 2001            (Principal Financial Officer)

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

4.7 Amendment No. 4 to Credit Agreement, dated as of June 25, 2001, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, a Florida corporation, Embassy Industries, Inc., a New York corporation, Green Manufacturing, Inc., a Delaware corporation, and European American Bank, a New York banking corporation (Incorporated by reference to Exhibit 4.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

4.8 Certain instruments defining the rights of holders of the long-term debt securities of the Registrant are omitted pursuant to Section
         (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant agrees to furnish supplementally copies of these instruments to the Commission upon request.

10.1 Second Amended and Restated Employment Agreement, dated as of May 30, 2001, between the Registrant and Richard A. Horowitz (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).