Form 10-K405
period 2001-12-31
P&F INDUSTRIES INC
filed 2002-04-01
CIK 75340

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2001 or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1 - 5332

P & F INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-1657413
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
300 Smith Street, Farmingdale, New York	11735
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (631) 694-1800

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, $1.00 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the registrant's Class A Common Stock held by non-affiliates of the registrant, based on the last sale price on March 28, 2002, was approximately $15,568,000.

        As of March 28, 2002, there were 3,504,148 shares of the registrant's Class A Common Stock outstanding.

Documents Incorporated by Reference

        Part III of this Annual Report on Form 10-K incorporates by reference information from the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held during 2002.

P & F INDUSTRIES, INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

TABLE OF CONTENTS

		Page
PART I
Item 1.	Business	1-4
Item 2.	Properties	4
Item 3.	Legal Proceedings	4
Item 4.	Submission of Matters to a Vote of Security Holders	4
PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	4
Item 6.	Selected Financial Data	5
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	6-11
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 8.	Financial Statements and Supplementary Data	12-32
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	33
PART III
Item 10.	Directors and Executive Officers of the Registrant	33
Item 11.	Executive Compensation	33
Item 12.	Security Ownership of Certain Beneficial Owners and Management	33
Item 13.	Certain Relationships and Related Transactions	33
PART IV
Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	34-35
	Signatures	36
	Exhibit Index	37-38

i

SAFE HARBOR STATEMENT
UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

        This Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including those related to the Company's future performance, are based upon the Company's historical performance and on current plans, estimates and expectations. They are subject to various risks and uncertainties, including, but not limited to, the impact of competition, product demand and pricing. These risks could cause the Company's actual results for the 2002 fiscal year and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Forward-looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

ii

PART I

Item 1.    Business

        P & F Industries, Inc. conducts business operations through its three wholly-owned subsidiaries: Florida Pneumatic Manufacturing Corporation ("Florida Pneumatic"), Green Manufacturing, Inc. ("Green") and Embassy Industries, Inc. ("Embassy"). P & F Industries, Inc. and its subsidiaries are herein referred to collectively as the "Company".

        Florida Pneumatic is engaged in the importation, manufacture and sale of pneumatic hand tools, primarily for the industrial and retail markets, and the importation and sale of compressor air filters. FloriPneumatic also markets, through its Berkley Tool division ("Berkley"), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely-used brand of pipe cutting and threading machines. Green is engaged primarily in the manufacture, development and sale of heavy-duty welded custom designed hydraulic cylinders. Green also manufactures a line of access equipment for the petro-chemical industry and a line of post hole digging equipment for the agricultural industry. Embassy is engaged in the manufacture and sale of baseboard heating products and the importation and sale of radiant heating systems. Embassy also imports a line of door and window hardware items through its Franklin hardware division ("Franklin"). Note 9 of the Notes to Consolidated Financial Statements presents financial information for the segments of the Company's business.

        Florida Pneumatic has one major customer, Sears, Roebuck and Co., that accounted for 21.4%, 23.4% and 24.7%, of consolidated revenues for the years ended December 31, 2001, 2000 and 1999, respectively. The Home Depot, Inc. is a customer of both Florida Pneumatic and Franklin, and accounted for 18.0%, 14.0% and 10.1% of consolidated revenues for the years ended December 31, 2001, 2000 and 1999, respectively. Revenues derived from countries outside of the United States were immaterial for the years ended December 31, 2001, 2000 and 1999.

Florida Pneumatic

        Florida Pneumatic imports or manufactures approximately fifty types of pneumatic hand tools, most of which are sold at prices ranging from $50 to $1,000, under the names "Florida Pneumatic" and "Universal Tool", as well as under the trade names or trademarks of several private label customers. This line of products includes sanders, grinders, drills, saws and impact wrenches. These tools are similar in appearance and function to electric hand tools but are powered by compressed air, rather than directly by electricity. Air tools, as they are also called, are generally less expensive to operate, offer better performance and are weigh less than their electrical counterparts.

        Most of Florida Pneumatic's sales are of pneumatic tools imported from Japan and Taiwan, along with sales of some products imported from mainland China. Florida Pneumatic manufactures high speed rotary and reciprocating pneumatic tools at its factory in Jupiter, Florida and imports air filters.

        Florida Pneumatic's products are sold to distributors, retailers and private label customers through in-house sales personnel and manufacturers' representatives. Typical users of Florida Pneumatic's hand tools include industrial maintenance and production staffs, do-it-yourself mechanics, automobile mechanics and auto body repairmen.

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

        Three customers accounted for 37.4%, 42.2% and 43.8%, 26.9%, 21.4% and 14.7%, and 12.9%, 13.4% and 13.6%, respectively, of Florida Pneumatic's revenues for the years ended December 31, 2001, 2000 and 1999, respectively.

        Florida Pneumatic's products are sold off the shelf, and no material backlog of orders exists. The business is not seasonal, but it may be subject to significant periodic changes resulting from occasional sales promotions by customers.

        Florida Pneumatic purchases significant amounts of pneumatic tools from two foreign suppliers. Although other sources are available, the loss of either supplier could adversely affect operating results.

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

        Green's products, which are sold throughout the United States, are used on tow trucks and car carriers for hoisting and lifting cars and on aerial lifts and cranes to raise platforms and other heavy objects. The cylinders are also used on various types of construction equipment for digging and as steering mechanisms. They are also installed in compacting equipment as the means to compress recyclable cardboard or other refuse.

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

        Green also manufactures a line of access equipment for the petro-chemical and bulk storage industries. This product line, which accounts for approximately 15% of Green's revenues, consists of bridges, platforms, walkways and stairways, constructed of steel or aluminum and generally installed outdoors. These products are designed to customers' specifications and are sold for use in overhead and elevated access to large containers, including rail cars and storage tanks.

        Green also markets a small line of diggers used primarily as attachments to small tractors for light farm work. This product line, which accounts for approximately 7% of Green's revenues, is marketed through farm equipment dealers and wholesalers.

        Green's cylinder business is not seasonal, but revenues from agricultural equipment are stronger during the growing season. Backlogs totaling as much as 20% to 25% of yearly sales are standard for the cylinder business.

        One customer accounted for 26.0%, 24.9% and 22.6% of Green's revenues for the years ended December 31, 2001, 2000 and 1999, respectively. This customer ceased being a customer of the Company during the first quarter of 2002. Sales to this customer during the year ended December 31, 2001 were approximately $3,750,000.

        Green purchases significant amounts of raw materials from one supplier. Other sources are available, however, and the Company believes that the loss of this supplier would not adversely affect operating results.

Embassy

        Embassy's baseboard heating products are sold nationally, under the Embassy name and under its Panel-Track and System 6 trademarks, for use in hot-water heating systems installed in single family homes, multi-unit dwellings and commercial and industrial buildings. Embassy's products are sold principally to wholesalers by manufacturers' representatives and in-house sales support personnel. Embassy's products are also sold to other manufacturers for incorporation into their products and for distribution on a private-label basis.

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

        Embassy also imports a line of radiant heating systems. These systems are different from baseboard heating systems in that the radiant heating systems radiate heat provided by hot water circulating through plastic tubing, which is generally installed beneath the surface of the floor. These systems include the tubing, manifolds, controls and installation supplies. Embassy also provides computer software which aids in the design of the system. Sales of this product accounted for approximately 20.7%, 16.5% and 15.4% of Embassy's total heating equipment revenues for the years ended December 31, 2001, 2000 and 1999, respectively. No customer accounted for 10% of Embassy's revenues for the years ended December 31, 2001, 2000 or 1999.

        Baseboard and radiant heating systems compete with forced hot-air and electric heating systems. Forced hot-air systems are noisier than baseboard and radiant heating systems, sometimes cause discomfort from fluctuations in temperature as the furnace cycles on and off, and do not distribute warm air uniformly within the room. Electric heating systems are generally more expensive to operate than baseboard and radiant heating systems. Radiant heating systems are generally the most expensive of these systems to install and therefore tend to be installed more often in custom and higher priced homes. Because Embassy's products are used primarily in new installations, its sales are related to housing starts.

        The primary competitive factors in the baseboard and radiant heating market are quality, price, service and brand-name awareness.

        Embassy's baseboard heating products are sold off the shelf, and no material backlog of orders exists. Raw materials are readily available. The business is seasonal, with approximately 58% of Embassy's heating equipment revenues coming in the last six months of the year.

        Franklin imports and packages approximately 225 types of hardware products, including locksets, deadbolts, door and window security hardware, rope-related hardware products and fire escape ladders. Franklin's products generally range in price from under $1.00 to $30.00 and are sold to retailers, wholesalers and private label accounts through manufacturers' representatives and in-house sales support personnel. Nearly all of Franklin's sales are of products imported from the Far East. Two customers accounted for approximately 38.0%, 31.5% and 26.5%, and 27.4%, 23.9% and 19.6%, respectively, of Franklin's revenues for the years ended December 31, 2001, 2000 and 1999, respectively. One former customer, which accounted for approximately 14.0% and 14.1% of Franklin's revenues for the years ended December 31, 2000 and 1999, respectively, has filed for bankruptcy.

        The primary competitive factors in the hardware business are price, service, skill in packaging and point-of-sale marketing.

        Franklin's products are sold off the shelf, and no material backlog of orders exists. Sources of imported products are readily available. Franklin's business is not seasonal.

Employees

        The Company employed 305 persons as of December 31, 2001, including 5 at corporate headquarters. Florida Pneumatic had 80 employees and Green had 127 employees. These employees are not represented by a union. Embassy had 93 employees, including 63 factory workers who are covered by a single-employer union contract, which expires on November 30, 2004. The Company believes that its relationships with its employees are satisfactory.

Item 2.    Properties

        Florida Pneumatic, Green and Embassy each own the plant facilities that they occupy. The facilities owned by Florida Pneumatic and Embassy are subject to mortgages. Florida Pneumatic's 72,000 square foot plant facility is located in Jupiter, Florida. Green's 85,000 square foot plant facility is located in Bowling Green, Ohio. Embassy's 75,000 square foot plant facility is located in Farmingdale, New York. Each facility either provides adequate space for the operations of the respective subsidiary in the foreseeable future, or can be expanded to provide additional space. The Company's executive offices are located in Embassy's facility in Farmingdale, New York.

Item 3.    Legal Proceedings

        The Company is a defendant or co-defendant in various actions brought about in the course of conducting its business. The Company has accrued approximately $400,000 for possible liability relating to these actions.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the last quarter of the period covered by this Annual Report on Form 10-K.

PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters

        The Company's Class A Common Stock trades on The Nasdaq Stock Market. The range of high and low bid information for the Company's Class A Common Stock during the last two fiscal years was as follows:

2001	High	Low
First Quarter	$7.88	$5.44
Second Quarter	7.18	6.06
Third Quarter	6.92	5.50
Fourth Quarter	8.00	5.65
2000	High	Low
First Quarter	$13.00	$5.94
Second Quarter	9.06	6.56
Third Quarter	8.50	6.50
Fourth Quarter	7.37	4.94

        Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

        As of March 28, 2002, there were approximately 1,400 holders of record of the Company's Class A Common Stock.

        The Company has not declared any cash dividends on its Class A Common Stock since its incorporation in 1962 and has no plans to declare any cash dividends in the foreseeable future.

Item 6.    Selected Financial Data

P & F INDUSTRIES, INC. AND SUBSIDIARIES

SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected consolidated financial data has been derived from the audited consolidated financial statements of P & F Industries, Inc. and subsidiaries. The selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2001	2000	1999	1998	1997
Revenues	$67,195,912	$80,898,674	$82,700,440	$58,165,715	$50,026,947

Income from continuing operations	$1,812,808	$3,824,940	$4,545,505	$3,943,441	$2,513,779

Income from continuing operations per share of common stock:
Basic	$.51	$1.07	$1.35	$1.23	$.83

Diluted	$.50	$1.04	$1.23	$1.07	$.71

Total Assets	$46,469,522	$54,152,817	$54,240,359	$48,078,479	$32,648,895

Long-term obligations, less current maturities	$3,548,945	$3,862,512	$7,325,661	$10,193,064	$5,124,883

Cash dividends declared per common share	$—	$—	$—	$—	$—

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Critical Accounting Policies and Estimates

        Note 1 of the Notes to Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K, includes a summary of the significant accounting policies and methods used in the preparation of the Company's consolidated financial statements in accordance with accounting principles generally accepted in the United States. Certain of these accounting policies require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates estimates, including those related to income taxes, bad debts, inventory reserves, intangible assets and contingencies. The Company bases it estimates on historical data, when available, experience, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

        The Company's critical accounting policies include:

  Revenue Recognition

        The Company records revenues upon shipment with related risks and title passing to the customers. Estimates of losses for bad debts, returns and other allowances are recorded at the time of the sale. Shipping charges to customers and related expenses that are included in selling, general and administrative expenses are immaterial.

  Goodwill

        The Company's operational policy for the assessment and measurement of any impairment in the value of excess of cost over net assets acquired that is other than temporary is to evaluate the recoverability and remaining life of its goodwill and determine whether the goodwill should be completely or partially written off. The Company will recognize an impairment of goodwill if the fair value of the goodwill is deemed to be less than its carrying value. If the Company determines that goodwill has been impaired, the Company will reflect the impairment through a reduction in the carrying value of goodwill, in an amount equal to the excess of the carrying amount of the goodwill over the amount of the undiscounted estimated operating cash flows.

Results of Operations

2001 Compared to 2000

        Consolidated revenues decreased 16.9%, from $80,898,674 to $67,195,912. Revenues from pneumatic tools and related equipment decreased 14.5%, from $44,872,344 to $38,359,690, due primarily to a decrease in special promotions by a significant customer, as well as to the overall weakness caused by the economic slowdown. The selling prices of pneumatic tools and related equipment were unchanged during the year.

        Revenues from hydraulic cylinders and other equipment decreased 28.9%, from $20,219,885 to $14,377,036, due primarily to three major factors. First, one large aerial lift customer discontinued selling a significant portion of its product line. Second, weakness in demand for both recycled cardboard and large capital goods reduced demand for cylinders sold to the refuse market. Third, overall weakness in demand for capital goods reduced demand for cylinders sold to the wrecker market. Selling prices of hydraulic cylinders and other equipment were increased by approximately 5%

to a majority of customers during the fourth quarter of 2000, and were maintained at that level during 2001.

        Revenues from heating equipment decreased 4.6%, from $10,256,599 to $9,785,582, due primarily to weak sales of baseboard products and the loss of a significant customer, which was partially offset by sales of the new boiler product and an increase in sales of radiant products. Average selling prices for all heating equipment products were unchanged during the year.

        Revenues from hardware products decreased 15.8%, from $5,549,846 to $4,673,604, due primarily to the loss of two significant customers who declared bankruptcy since the third quarter of 2000. This was partially offset by the addition of a significant new customer in the second half of 2001. Selling prices of hardware products were unchanged during the year.

        Consolidated gross profit, as a percentage of revenues, decreased from 30.5% to 30.0%. Gross profit from pneumatic tools and related equipment was unchanged at 36.8%. Gross profit from hydraulic cylinders and other equipment decreased from 14.2% to 9.9%, due primarily to the decrease in revenues, which reduced coverage of fixed expenses, as well as to the production of prototypes and short-run orders for potential new customers, which require significant labor resources while generating minimal profit margins. Gross profit from heating equipment decreased from 36.6% to 34.0%, due to a shift in product mix, as well as to lower production activity, which resulted in lower absorption of fixed expenses. Gross profit from hardware products decreased from 28.0% to 27.8%, due primarily to a change in product mix.

        Consolidated selling, general and administrative expenses decreased 4.1%, from $17,199,793 to $16,492,976, due primarily to the overall decrease in revenues. As a percentage of revenues, selling, general and administrative expenses increased from 21.3% to 24.5%, due primarily to the decrease in revenues.

        Interest expense decreased 42.7%, from $1,390,949 to $796,663, due primarily to decreases in both the average outstanding balance of the Company's borrowings and the average interest rate on these borrowings.

        The effective tax rates for the years ended December 31, 2001 and 2000 were 36.9% and 37.2% respectively. See Note 7 of the Notes to Consolidated Financial Statements.

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

        Consolidated gross profit, as a percentage of revenues, decreased from 30.9% to 30.5%. Gross profit from pneumatic tools and related equipment decreased from 37.5% to 36.8%, due to a less favorable exchange rate of the dollar compared to the Japanese yen, which increased the cost of imported product. Gross profit from hydraulic cylinders and other equipment decreased from 14.6% to 14.2%, due primarily to a significant across-the-board wage increase to factory employees that was implemented during the third quarter of 2000. Gross profit from heating equipment increased from 35.8% to 36.6%, due primarily to a change in product mix and a decrease in the cost of some raw materials. Gross profit from hardware products increased from 26.3% to 28.0%, due to a change in product mix.

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

Liquidity and Capital Resources

        The Company gauges its liquidity and financial stability by the measurements shown in the following table:

	December 31,
	2001	2000	1999
	(amounts in thousands, except for ratios)
Working Capital	$21,010	$19,137	$17,921
Current Ratio	3.71 to 1	2.16 to 1	2.04 to 1
Shareholders' Equity	$34,228	$32,992	$29,025

        During 2001, gross accounts receivable decreased by $830,911. Florida Pneumatic's accounts receivable decreased by approximately $567,000 and Green's accounts receivable decreased by approximately $416,000. Embassy's accounts receivable increased by approximately $152,000. The decrease in accounts receivable at Florida Pneumatic was primarily due to a decrease in sales during the fourth quarter of 2001 versus 2000, partially offset by the timing of payments from one major customer and the permanent extension of terms to another. The decrease in accounts receivable at Green was due primarily to a decrease in sales during the fourth quarter of 2001 versus 2000. The increase in accounts receivable at Embassy was primarily due to an increase in sales during the fourth quarter of 2001 versus 2000,

        Inventories decreased by $6,195,765 during 2001. Florida Pneumatic's inventory decreased by approximately $5,830,000 and Green's inventory decreased by approximately $1,018,000. Embassy's inventory increased by approximately $653,000. At both Florida Pneumatic and Green, the decreases in inventory were consistent with the decreases in revenues. At Embassy, the increase in inventory was primarily due to the launch of the new boiler product line, and, to a lesser extent, to the initial stocking of inventory for a significant new customer of Franklin.

        The decreases in both accounts receivable and inventories were the primary factors in the decrease of $7,000,000 in short-term borrowings.

        During 2000, gross accounts receivable decreased by $1,888,383. Florida Pneumatic's accounts receivable decreased by approximately $1,375,000 and Green's accounts receivable decreased by approximately $450,000. These decreases in accounts receivable were primarily the result of decreases in sales in November and December of 2000 versus 1999. Florida Pneumatic's sales for this period decreased by approximately $1,500,000 and Green's sales decreased by approximately $790,000.

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

        On June 25, 2001, the Company renewed its credit agreement, as amended, with Citibank, N.A. This agreement provides the Company with various credit facilities, including revolving credit loans, term loans for acquisitions and a foreign exchange line. The revolving credit loan facility provides a total of $12,000,000, with various sublimits, for direct borrowings, letters of credit, bankers' acceptances and equipment loans. At December 31, 2001, there was $2,000,000 outstanding against the revolving credit loan facility. There was also a commitment of approximately $110,000 at December 31, 2001 for open letters of credit.

        The term loan facility provides a commitment of $15,000,000 to finance acquisitions subject to the lending bank's approval. There was no loan balance outstanding against this facility at December 31, 2001. There was, however, a standby letter of credit totaling approximately $510,000 outstanding against this facility at December 31, 2001. This standby letter of credit is used to secure the Economic Development Revenue Bond assumed as part of the acquisition of Green in September 1998.

        The foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding at December 31, 2001 was approximately $2,160,000.

        Under the Company's credit agreement, the Company is required to adhere to certain financial covenants. At December 31, 2001, and for the year then ended, the Company satisfied all of these covenants. The credit agreement is subject to annual review by the lending bank.

        Capital spending was approximately $944,000, $1,148,000 and $1,647,000 in 2001, 2000 and 1999, respectively, which amounts were provided from working capital. Capital expenditures for 2002 are expected to be approximately $1,200,000, some of which may be financed through the Company's credit facilities. Included in the expected total for 2002 are capital expenditures relating to new products, expansion of existing product lines and replacement of equipment.

        The Company, through Florida Pneumatic, imports a significant amount of its purchases from Japan, with payment due in Japanese yen. As a result, the Company is subject to the effects of foreign currency exchange fluctuations. The Company uses a variety of techniques to mitigate any adverse effects from these fluctuations, including increasing its selling prices, obtaining price reductions from its overseas suppliers, using alternative supplier sources and entering into foreign currency forward contracts. The strengthening of the U.S. dollar versus the Japanese yen in 2001 had a positive effect on the Company's results of operations and its financial position. However, there can be no assurance that this trend will continue for 2002.

        The Company believes that cash on hand, cash derived from operations and cash available through borrowings under its credit facilities will be sufficient to allow the Company to meet its foreseeable working capital needs.

Contractual Cash Obligations and Other Commercial Commitments

        At December 31, 2001 the Company had certain contractual cash obligations and other commercial commitments, as set forth in the following tables:

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Long-term debt	$3,862,020	$313,075	$687,341	$1,762,772	$1,098,832
Short-term borrowings	2,000,000	2,000,000	—	—	—

Total contractual cash obligations	$5,862,020	$2,313,075	$687,341	$1,762,772	$1,098,832

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Stand-by letters of credit	$510,000	$510,000	—	—	—

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS" 142). SFAS 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001, and to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. It also requires, upon adoption of SFAS 142, that the Company reclassify, if necessary, the carrying amounts of intangible assets and goodwill, based on the criteria in SFAS 141.

        SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

        With respect to the Company's business combinations that were effected prior to June 30, 2001 using the purchase method of accounting, the net carrying amount of the resulting goodwill as of December 31, 2001 was $7,301,611. Amortization expense was $324,436 for each of the three years ended December 31, 2001, 2000 and 1999. The Company is currently assessing the effect that the adoption of SFAS 141 and SFAS 142 will have on its consolidated financial statements.

        In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and addresses financial accounting and reporting for the impairment of long-lived assets to be disposed of. SFAS 144 is required to be adopted for fiscal years beginning after December 15, 2001. The

Company is currently assessing the effect that the adoption of SFAS 144 will have on its financial statements.

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

        The Company accounts for changes in the fair value of its foreign currency contracts by marking them to market and recognizing any resulting gains or losses through its statement of income. The Company also marks its yen-denominated payables to market, recognizing any resulting gains or losses in its statement of income. At December 31, 2001, the Company had foreign currency forward contracts, maturing in 2002, to purchase approximately $2,160,000 in Japanese yen at contracted forward rates. This amount was in excess of its yen-denominated payables, resulting in an unrealized loss of approximately $57,000.

        The potential loss in value of the Company's net investment in foreign currency forward contracts resulting from a hypothetical 10 percent adverse change in foreign currency exchange rates at December 31, 2001 was approximately $240,000.

Item 8. Financial Statements and Supplementary Data

P & F INDUSTRIES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and the Shareholders of
P & F Industries, Inc.
Farmingdale, New York

        We have audited the accompanying consolidated balance sheets of P & F Industries, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. We have also audited the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of P & F Industries, Inc. and subsidiaries at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

        Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

New York, New York
March 15, 2002

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
ASSETS
CURRENT:
Cash	$507,833	$388,422
Accounts receivable, less allowance for possible losses of $404,557 and $496,569 (Notes 3 and 9)	9,729,605	10,468,504
Inventories (Notes 2 and 3)	17,223,225	23,418,990
Deferred income taxes (Note 7)	580,000	528,000
Prepaid expenses and other	723,538	762,548

TOTAL CURRENT ASSETS	28,764,201	35,566,464

PROPERTY AND EQUIPMENT (Notes 3 and 4):
Land	1,182,938	1,182,938
Buildings and improvements	6,291,225	5,983,654
Machinery and equipment	12,728,582	12,129,262

	20,202,745	19,295,854
Less accumulated depreciation and amortization	9,901,650	8,506,651

NET PROPERTY AND EQUIPMENT	10,301,095	10,789,203

GOODWILL, net of accumulated amortization of $2,163,347 and $1,838,911	7,301,611	7,626,047
OTHER ASSETS	102,615	171,103

	$46,469,522	$54,152,817

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings (Note 3)	$2,000,000	$9,000,000
Accounts payable	1,981,368	3,177,469
Accruals:
Compensation	1,512,141	2,242,110
Other	1,947,143	1,713,486
Current maturities of long-term debt (Note 4)	313,075	296,106

TOTAL CURRENT LIABILITIES	7,753,727	16,429,171
LONG-TERM DEBT, less current maturities (Note 4)	3,548,945	3,862,512
DEFERRED INCOME TAXES (Note 7)	939,000	869,000

TOTAL LIABILITIES	12,241,672	21,160,683

COMMITMENTS AND CONTINGENCIES (Notes 3, 4 and 8) SHAREHOLDERS' EQUITY (Notes 5 and 6):
Preferred stock—$10 par; authorized—2,000,000 shares; no shares outstanding	—	—
Common Stock:
Class A—$1 par; authorized—7,000,000 shares; issued—3,677,593 shares	3,677,593	3,677,593
Class B—$1 par; authorized—2,000,000 shares; no shares issued or outstanding	—	—
Additional paid-in capital	8,464,139	8,464,139
Retained earnings	23,373,283	21,560,475
Treasury stock, at cost (157,445 shares and 72,185 shares)	(1,287,165)	(710,073)

TOTAL SHAREHOLDERS' EQUITY	34,227,850	32,992,134

	$46,469,522	$54,152,817

See accompanying notes to consolidated financial statements.

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2001	2000	1999
REVENUES (Note 9):
Net sales	$65,821,131	$80,044,420	$81,936,434
Other	1,374,781	854,254	764,006

	67,195,912	80,898,674	82,700,440

COSTS AND EXPENSES:
Cost of sales	47,034,465	56,218,992	57,168,846
Selling, general and administrative	16,492,976	17,199,793	16,944,706
Interest	796,663	1,390,949	1,389,383

	64,324,104	74,809,734	75,502,935

INCOME BEFORE TAXES ON INCOME	2,871,808	6,088,940	7,197,505
TAXES ON INCOME (Note 7)	1,059,000	2,264,000	2,652,000

NET INCOME	$1,812,808	$3,824,940	$4,545,505

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 11):
BASIC	3,553,930	3,560,786	3,370,098

DILUTED	3,627,660	3,686,331	3,704,363

EARNINGS PER SHARE OF COMMON STOCK (Note 11):
BASIC	$.51	$1.07	$1.35

DILUTED	$.50	$1.04	$1.23

See accompanying notes to consolidated financial statements

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Class A Common Stock—$1 Par
					Treasury Stock
Year Ended December 31, 1999, 2000 and 2001			Additional Paid-in Capital	Retained Earnings
	Shares	Amount			Shares	Amount
Balance, January 1, 1999	3,239,345	$3,239,345	$8,020,677	$13,190,030	—	—
Net income for the year ended December 31, 1999	—	—	—	4,545,505	—	—
Exercise of stock options	265,548	265,548	261,925	—	—	—
Shares surrendered as payment for exercise of stock options	—	—	—	—	(49,235)	$(498,500)

Balance, December 31, 1999	3,504,893	3,504,893	8,292,602	17,735,535	(49,235)	(498,500)
Net income for the year ended December 31, 2000	—	—	—	3,824,940	—	—
Exercise of stock options	172,700	172,700	181,537	—	—	—
Shares surrendered as payment for exercise of stock options	—	—	—	—	(19,925)	(192,500)
Purchase of Class A Common Stock	—	—	—	—	(3,025)	(19,073)

Balance, December 31, 2000	3,677,593	3,677,593	8,464,139	21,560,475	(72,185)	(710,073)
Net income for the year ended December 31, 2001	—	—	—	1,812,808	—	—
Purchase of Class A Common Stock	—	—	—	—	(85,260)	(577,092)

Balance, December 31, 2001	3,677,593	$3,677,593	$8,464,139	$23,373,283	(157,445)	$(1,287,165)

See accompanying notes to consolidated financial statements.

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,812,808	$3,824,940	$4,545,505

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,418,119	1,359,619	1,240,600
Amortization of goodwill and other intangible assets	341,615	341,614	354,940
Provision for losses on accounts receivable—net	(92,012)	(270,887)	268,787
Deferred income taxes	18,000	171,000	186,000
Loss (gain) on disposal of fixed assets	(63)	(49,026)	22,262
Decrease (increase) in:
Accounts receivable	830,911	1,888,383	(3,812,583)
Inventories	6,195,765	(2,804,489)	(3,593,026)
Prepaid expenses and other	39,010	(191,634)	15,999
Other assets	51,309	(11,345)	29,173
Increase (decrease) in:
Accounts payable	(1,196,101)	(2,414,780)	747,846
Accruals	(496,312)	(692,439)	573,049

Total adjustments	7,110,241	(2,673,984)	(3,966,953)

Net cash provided by operating activities	$8,923,049	$1,150,956	$78,552

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(943,853)	(1,147,816)	(1,646,999)
Proceeds from sale of fixed assets	13,905	52,194	8,530

Net cash used in investing activities	$(929,948)	$(1,095,622)	$(1,638,469)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	$3,500,000	$10,500,000	$12,500,000
Repayments of short-term borrowings	(10,500,000)	(7,500,000)	(10,000,000)
Proceeds from mortgage refinancing	—	—	1,800,000
Principal payments on long-term debt	(296,598)	(4,114,927)	(4,244,493)
Proceeds from exercise of stock options and warrants	—	354,237	28,973
Purchase of Class A Common Stock	(577,092)	(211,573)	—

Net cash (used in) provided by financing activities	(7,873,690)	(972,263)	84,480

NET INCREASE (DECREASE) IN CASH	119,411	(916,929)	(975,437)
CASH AT BEGINNING OF YEAR	388,422	1,305,351	2,280,788

CASH AT END OF YEAR	$507,833	$388,422	$1,305,351

See accompanying notes to consolidated financial statements.

P & F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF ACCOUNTING POLICIES

Principles of Consolidation

        The consolidated financial statements contained herein include the accounts of P & F Industries, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

        P & F Industries, Inc. ("P & F") conducts business operations through its three wholly-owned subsidiaries; Florida Pneumatic Manufacturing Corporation ("Florida Pneumatic"), Green Manufacturing, Inc. ("Green") and Embassy Industries, Inc. ("Embassy"). P & F and its subsidiaries are herein referred to collectively as the "Company".

        Florida Pneumatic is engaged in the importation, manufacture and sale of pneumatic hand tools, primarily for the industrial and retail markets, and the importation and sale of compressor air filters. Florida Pneumatic also markets, through its Berkley Tool division ("Berkley"), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely-used brand of pipe cutting and threading machines. Green is engaged primarily in the manufacture, development and sale of heavy-duty welded custom designed hydraulic cylinders. Green also manufactures a line of access equipment for the petro-chemical industry and a line of post hole digging equipment for the agricultural industry. Embassy is engaged in the manufacture and sale of baseboard heating products and the importation and sale of radiant heating systems. Embassy also imports a line of door and window hardware items through its Franklin hardware division ("Franklin"). Note 9 of the Notes to Consolidated Financial Statements presents financial information for the segments of the Company's business.

Basis of Financial Statement Presentation

        In preparing its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

        The Company records revenues upon shipment with related risks and title passing to the customers. Estimates of losses for bad debts, returns and other allowances are recorded at the time of the sale.

Financial Instruments

        The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and short-term debt, approximated fair value as of December 31, 2001 and 2000, because of the relatively short-term maturity of these instruments. The carrying value of long-term debt approximated fair value as of December 31, 2001 and 2000, based upon quoted market prices for the same or similar debt issues.

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

Goodwill

        The excess of the purchase price over fair value of net assets of acquired businesses arises from business combinations accounted for as purchases and has been amortized on a straight-line basis over periods from 25 to 40 years. Amortization expense of $324,436 was recognized for each of the three years ended December 31, 2001, 2000 and 1999. At December 31, 2001, the Company had recorded approximately $7,300,000 in goodwill, net of accumulated amortization.

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS" 142). SFAS 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001, and to all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001 or later. It also requires, upon adoption of SFAS 142, that the Company reclassify, if necessary, the carrying amounts of intangible assets and goodwill, based on the criteria in SFAS 141.

        SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized.

SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

        With respect to the Company's business combinations that were effected prior to June 30, 2001 using the purchase method of accounting, the net carrying amount of the resulting goodwill as of December 31, 2001 was $7,301,611. Amortization expense was $324,436 for each of the three years ended December 31, 2001, 2000 and 1999. The Company is currently assessing the effect that the adoption of SFAS 141 and SFAS 142 will have on its consolidated financial statements.

        The Company's operational policy for the assessment and measurement of any impairment in the value of excess of cost over net assets acquired that is other than temporary is to evaluate the recoverability and remaining life of its goodwill and determine whether the goodwill should be completely or partially written off. The Company will recognize an impairment of goodwill if the fair value of the goodwill is deemed to be less than its carrying value. If the Company determines that goodwill has been impaired, the Company will reflect the impairment through a reduction in the carrying value of goodwill, in an amount equal to the excess of the carrying amount of the goodwill over the amount of the undiscounted estimated operating cash flows.

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

Shipping and Handling Costs

        The Company generally does not bill customers for shipping and handling costs. Expenses for shipping and handling costs, net of amounts billed to customers, are included in selling, general and administrative expenses, and totaled approximately $355,000, $400,000 and $395,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Derivative Financial Instruments

        For the year ended December 31, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivatives and Hedging Activities". SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. The impact on the Company's financial statements from the adoption of SFAS 133 was not material.

        The Company uses derivatives to reduce its exposure to fluctuations in foreign currencies. Derivative products, specifically foreign currency forward contracts, are used to hedge the foreign currency market exposures underlying certain debt and forecasted transactions with foreign vendors. The Company does not enter such contracts for speculative purposes.

        For derivative instruments that are designated and qualify as fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedge item attributable to the hedged risk are recognized in earnings in the current period. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure of variability in the expected future cash flows that would be attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated comprehensive loss (a component of shareholders' equity) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument, if any (i.e., the ineffective portion and any portion of the derivative instrument excluded from the assessment of effectiveness), is recognized in earnings in the current period. For derivative instruments not designated as hedging instruments, changes in the fair market values are recognized in earnings, as a component of cost of goods sold.

        The Company accounts for changes in the fair value of its foreign currency contracts by marking them to market and recognizing any resulting gains or losses through its statement of income. The Company also marks its yen-denominated payables to market, recognizing any resulting gains or losses in its statement of income. At December 31, 2001, the Company had foreign currency forward contracts, maturing in 2002, to purchase approximately $2,160,000 in Japanese yen at contracted forward rates. This amount was in excess of its yen-denominated payables, resulting in an unrealized loss of approximately $57,000.

New Accounting Pronouncements

        In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and addresses financial accounting and reporting for the impairment of long-lived assets to be disposed of. SFAS 144 is required to be adopted for fiscal years beginning after December 15, 2001. The Company is currently assessing the effect that the adoption of SFAS 144 will have on its consolidated financial statements.

NOTE 2—INVENTORIES

        Inventories consist of:

	December 31,
	2001	2000
Raw material	$3,122,061	$3,973,442
Work-in process	740,036	934,283
Finished goods	13,361,128	18,511,265

	$17,223,225	$23,418,990

NOTE 3—SHORT-TERM BORROWINGS

        The Company's credit agreement with a bank includes a revolving credit loan facility, which provides a total of $12,000,000, with various sublimits, for direct borrowings, letters of credit, bankers' acceptances and equipment loans. At December 31, 2001, there was $2,000,000 outstanding against the revolving credit loan facility. There was also a commitment of approximately $110,000 at December 31, 2001 for open letters of credit.

        The credit agreement also includes a foreign exchange line, which provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding at December 31, 2001 was approximately $2,160,000.

        Direct borrowings under the Company's revolving credit loan facility are secured by the accounts receivable, inventory and equipment of the Company and are cross-guaranteed by each of the Company's subsidiaries. These borrowings bear interest at either the prime interest rate or LIBOR plus 1.6%. The prime interest rate at December 31, 2001 was 4.75% and LIBOR was approximately 1.9%. The prime interest rate at December 31, 2000 was 9.5% and LIBOR was approximately 6.6%.

        Under the Company's credit agreement, the Company is required to adhere to certain financial covenants. At December 31, 2001, and for the year then ended, the Company satisfied all of these covenants. The credit agreement is subject to annual review by the lending bank.

NOTE 4—LONG-TERM DEBT

        Long-term debt consists of:

	December 31,
	2001	2000
Mortgage loan—$17,438 payable monthly (plus interest at 8.16%) through May 2006, when a final payment of approximately $1,435,000 is due (a)	$1,765,004	$1,827,437
Mortgage loan—$16,370 payable monthly (plus interest at 7.09%) through February 2014 (a)	1,592,016	1,671,181
Economic Development Revenue Bond — payable yearly in various principal amounts (plus interest at variable rates) through November 2004 (b)	505,000	660,000

	3,862,020	4,158,618
Less current maturities	313,075	296,106

	$3,548,945	$3,862,512

(a)
These mortgages payable relate to the land and buildings of the Company's subsidiaries. Property with a net book value of approximately $4,971,000 is pledged as collateral.

(b)
This bond was assumed by the Company as part of the acquisition of Green and is secured by a standby letter of credit. The interest rate at December 31, 2001 was approximately 2.0%.

        The aggregate amounts of the long-term debt scheduled to mature in each of the years ended December 31 are as follows: 2002—$313,075; 2003—$329,812; 2004—$357,529; 2005—$191,845; 2006—$1,570,927; 2007—$121,653; and 2008 and thereafter—$977,179. Interest expense on long-term debt was $284,137, $580,125 and $653,297 for the years ended December 31, 2001, 2000 and 1999, respectively.

        The Company's credit agreement with a bank includes a term loan facility, which provides a commitment of $15,000,000 to finance acquisitions subject to the lending bank's approval. There was no loan balance outstanding against this facility at December 31, 2001. There was, however, a standby letter of credit totaling approximately $510,000 outstanding against this facility at December 31, 2001. This standby letter of credit is used to secure the Economic Development Revenue Bond assumed as part of the acquisition of Green.

NOTE 5—CAPITAL STOCK TRANSACTIONS

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

NOTE 6—STOCK OPTIONS AND WARRANTS

        The Company has an Incentive Stock Option Plan (as amended) (the "Plan"), which authorizes the issuance, to employees and directors, of options to purchase a maximum of 1,100,000 shares of Class A Common Stock. These options must be issued within ten years of the effective date of the Plan and are exercisable for a ten year period from the date of grant, at prices not less than 100% of the market value of the Class A Common Stock on the date the option is granted. Options granted to any 10% stockholder are exercisable for a five year period from the date of grant, at prices not less than 110% of the market value of the Class A Common Stock on the date the option is granted.

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

        Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Plan had been determined in accordance with the fair value method prescribed by SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted in 2000 and 1999, respectively: no dividends paid for any of these years; expected volatility of 39.0% and 33.9%; risk-free interest rates of 6.1% and 5.1%; and expected lives of 10.0 years and 10.0 years. No options were granted in 2001.

        The weighted-average fair values of options for which the exercise price equaled the market price on the grant date were $5.41 in 2000 and $4.97 in 1999.

        Under the provisions of SFAS 123, the Company's income from continuing operations available to common shareholders and its basic and diluted earnings per share would have changed to the pro forma amounts indicated below:

	Year Ended December 31,
	2001	2000	1999
Income from continuing operations available to common shareholders:
As reported	$1,812,808	$3,824,940	$4,545,505
Pro forma	$1,812,808	$3,818,145	$4,492,088
Basic earnings per share:
As reported	$.51	$1.07	$1.35
Pro forma	$.51	$1.07	$1.33
Diluted earnings per share:
As reported	$.50	$1.04	$1.23
Pro forma	$.50	$1.04	$1.21

        The following table contains information on stock options for the three years ended December 31, 2001:

	Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Outstanding, January 1, 1999	820,000	$1.44 to 8.66	$3.82
Granted	17,000	8.94 to 9.00	8.96
Exercised	(265,600)	1.81 to 1.99	1.99

Outstanding, December 31, 1999	571,400	1.44 to 9.00	4.83
Granted	2,000	8.75	8.75
Exercised	(172,700)	1.50 to 5.25	2.05
Expired	(4,400)	1.50 to 7.88	4.95

Outstanding, December 31, 2000 and 2001	396,300	$1.44 to 9.00	$6.06

        There were options available for issuance under the Plan as of December 31 of each year as follows: 1999—360,200; 2000—358,200; and 2001—358,200. All of the options outstanding at December 31, 2000 were issued under the Plan. During the year ended December 31, 2000, 117,700 options issued under a previous plan were exercised and 1,400 options issued under the same plan expired.

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$5.71	52,500.4		$5.71	52,500	$5.71
5.71	17,500.4		5.71	—	—
8.66	11,500	1.2	8.66	—	—
1.44	15,000	1.6	1.44	15,000	1.44
1.94	48,000	3.0	1.94	48,000	1.94
3.75 to 5.25	74,300	5.2	4.98	74,300	4.98
7.88	158,500	6.2	7.88	158,500	7.88
8.94 to 9.00	17,000	7.2	8.96	17,000	8.96
8.75	2,000	8.3	8.75	2,000	8.75

1.44 to 9.00	396,300	4.3	$6.06	367,300	$6.00

NOTE 7—TAXES ON INCOME

        Provisions for taxes on income in the consolidated statements of income consist of:

	Year Ended December 31,
	2001	2000	1999
Current:
Federal	$953,000	$1,929,000	$2,262,000
State and local	88,000	164,000	204,000

Total current	1,041,000	2,093,000	2,466,000

Deferred:
Federal	15,000	159,000	170,000
State and local	3,000	12,000	16,000

Total deferred	18,000	171,000	186,000

Total taxes on income	$1,059,000	$2,264,000	$2,652,000

        Deferred tax assets (liabilities) consist of:

	December 31,
	2001	2000
Current deferred tax assets:
Bad debt reserves	$153,000	$187,000
Warranty and other reserves	427,000	341,000

	$580,000	$528,000

Non-current deferred tax liabilities:
Depreciation	($760,000)	($747,000)
Goodwill	(179,000)	(122,000)

	($939,000)	($869,000)

        A reconciliation of the Federal statutory rate to the total effective tax rate applicable to income before taxes on income is as follows:

	Year Ended December 31,
	2001		2000		1999
	$	%	$	%	$	%
Federal income taxes computed at statutory rates	977,000	34.0	2,070,000	34.0	2,447,000	34.0
Increase in taxes resulting from:
State and local taxes, net of Federal tax benefit	58,000	2.0	108,000	1.8	135,000	1.9
Expenses not deductible for tax purposes	100,000	3.5	100,000	1.6	110,000	1.5
Other	(76,000)	(2.6)	(14,000)	(.2)	(40,000)	(.6)

Taxes on income	1,059,000	36.9	2,264,000	37.2	2,652,000	36.8

NOTE 8—COMMITMENTS AND CONTINGENCIES

        (a)    P & F and two of its subsidiaries have adopted a defined contribution pension plan, which covers substantially all non-union employees. Contributions to this plan were determined as a percentage of compensation. The amounts recognized as pension expense for this plan were approximately $345,000, $332,000 and $312,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

        In conjunction with the acquisition of Green, P & F acquired a defined contribution 401(k) plan, which covers all of Green's employees. Employer contributions to this plan were determined as a percentage of employee contributions. The amounts recognized as expense for this plan were approximately $62,000 for the year ended December 31, 2001, approximately $82,000 for the year ended December 31, 2000 and approximately $62,000 for the year ended December 31, 1999.

        One of P & F's subsidiaries also participates in a multi-employer pension plan. This plan provides defined benefits to all union workers. Contributions to this plan are determined by the union contract. The Company does not administer the plan funds and does not have any control over the plan funds. The amounts recognized as pension expense for this plan were approximately $32,000, $35,000 and $32,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

        (b)    P & F has an employment agreement with an officer. This agreement currently provides for a minimum annual aggregate salary of $710,000 through May 2008. This agreement provides that if a change in control of the Company occurs and, as a result, the officer is terminated or is unable to exercise his functions and duties and therefore resigns, he shall have the option to receive either full compensation for the remaining term of the agreement or a severance allowance equal to three times average annual compensation for the five previous years.

        (c)    Florida Pneumatic purchases significant amounts of pneumatic tools from two foreign suppliers. Although other sources are available, the loss of either supplier could adversely affect operating results.

        (d)    Green purchases significant amounts of raw materials from one supplier. Other sources are available, however, and the Company believes that the loss of this supplier would not adversely affect operating results.

        (e)    The Company is a defendant or co-defendant in various actions brought about in the course of conducting its business. The Company has accrued approximately $400,000 for possible liability relating to these actions.

NOTE 9—SEGMENTS OF BUSINESS

        The Company currently operates four business segments: pneumatic tools and related equipment, hydraulic cylinders, heating equipment and hardware. The accounting policies of each of the segments are the same as those described in Note 1. The Company evaluates segment performance based on operating income.

        The following presents financial information by segment for the years ended December 31, 2001, 2000 and 1999. Operating income excludes general corporate expenses, interest expense and income taxes. Identifiable assets are those assets directly owned or utilized by the particular business segment.

2001	Consolidated	Pneumatic Tools	Hydraulic Cylinders	Heating Equipment	Hardware
	(In Thousands)
Revenues from external customers	$67,196	$38,360	$14,377	$9,785	$4,674

Operating income (loss)	$6,376	$5,990	$(362)	$578	$170

General corporate expense	(2,708)
Interest expense	(796)

Income before taxes on income	$2,872

Identifiable assets at December 31, 2001	$45,053	$23,530	$13,290	$5,719	$2,514

Corporate assets	1,417

Total assets at December 31, 2001	$46,470

Depreciation and amortization ($15 corporate)	$1,418	$475	$602	$286	$40

Amortization of goodwill and other intangibles	$342	$96	$240	$6	$—

Capital expenditures ($25 corporate)	$944	$109	$410	$400	$—

2000	Consolidated	Pneumatic Tools	Hydraulic Cylinders	Heating Equipment	Hardware
	(In Thousands)
Revenues from external customers	$80,899	$44,872	$20,220	$10,257	$5,550

Operating income	$10,427	$8,252	$929	$1,059	$187

General corporate expense	(2,947)
Interest expense	(1,391)

Income before taxes on income	$6,089

Identifiable assets at December 31, 2000	$52,659	$30,481	$14,985	$5,058	$2,135

Corporate assets	1,494

Total assets at December 31, 2000	$54,153

Depreciation and amortization ($15 corporate)	$1,360	$479	$584	$242	$40

Amortization of goodwill and other intangibles	$342	$96	$240	$6	$—

Capital expenditures ($1 corporate)	$1,148	$216	$271	$660	$—

1999	Consolidated	Pneumatic Tools	Hydraulic Cylinders	Heating Equipment	Hardware
	(In Thousands)
Revenues from external customers	$82,700	$46,708	$20,612	$9,843	$5,537

Operating income	$11,736	$9,304	$1,208	$718	$506

General corporate expense	(3,149)
Interest expense	(1,389)

Income before taxes on income	$7,198

Identifiable assets at December 31, 1999	$52,066	$31,127	$14,563	$4,031	$2,345

Corporate assets	2,174

Total assets at December 31, 1999	$54,240

Depreciation and amortization ($13 corporate)	$1,241	$440	$528	$230	$30

Amortization of goodwill and other intangibles	$355	$109	$240	$6	$—

Capital expenditures ($7 corporate)	$1,647	$867	$773	$—	$—

        The pneumatic tools segment has one customer that accounted for 21.4%, 23.4% and 24.7% of consolidated revenues for the years ended December 31, 2001, 2000 and 1999, respectively. This customer also accounted for 24.9% and 24.8% of consolidated accounts receivable as of December 31, 2001 and 2000, respectively. A second customer, of both the pneumatic tools segment and the hardware segment, accounted for 18.0%, 14.0% and 10.1% of consolidated revenues for the years ended December 31, 2001, 2000 and 1999, respectively, and 21.2% and 15.7% of consolidated accounts receivable as of December 31, 2001 and 2000, respectively. There were no other major customers requiring disclosure.

NOTE 10—UNAUDITED INTERIM CONSOLIDATED FINANCIAL INFORMATION

        Unaudited interim consolidated financial information for the two years ended December 31, 2001 and 2000 is summarized as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2001
Revenues	$17,443,764	$16,246,176	$16,448,858	$17,057,114

Gross Profit	5,188,971	5,136,204	5,068,262	4,768,010

Net income	430,979	416,569	488,376	476,884

Earnings per share of common stock:
Basic	.12	.12	.14	.14

Diluted	.12	.11	.13	.13

2000
Revenues	$20,796,956	$18,963,739	$21,844,757	$19,293,222

Gross Profit	6,394,584	6,287,998	6,205,423	5,791,677

Net income	1,077,007	1,009,669	959,817	778,447

Earnings per share of common stock:
Basic	.31	.28	.27	.22

Diluted	.29	.27	.26	.21

        During the fourth quarter of 2001, the Company recorded net adjustments decreasing its net income by approximately $500,000, relating primarily to adjustments to inventory valuation, as well as to reserves for bad debts and legal expenses.

        During the fourth quarter of 2000, the Company recorded net adjustments decreasing its net income by approximately $265,000, relating to adjustments to reserves for bad debts, inventory and insurance.

NOTE 11—EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per common share from continuing operations:

	Year Ended December 31,
	2001	2000	1999
Numerator:
Numerator for basic and diluted earnings per common share—net income	$1,812,808	$3,824,940	$4,545,505

Denominator:
Denominator for basic earnings per share—weighted average common shares outstanding	3,553,930	3,560,786	3,370,098
Effect of dilutive securities:
Common stock options	73,730	125,545	334,535

Denominator for diluted earnings per share—adjusted weighted average common shares and assumed conversions	3,627,660	3,686,331	3,704,633

Basic earnings per common share	$.51	$1.07	$1.35

Diluted earnings per common share	$.50	$1.04	$1.23

        There were outstanding during the years ended December 31, 2001, 2000 and 1999 stock options whose exercise prices were lower than the average market values for the respective periods. These options are anti-dilutive and are excluded from the computation of earnings per share. The weighted average anti-dilutive options outstanding for the years ended December 31, 2001, 2000 and 1999 were as follows: 2001 - 189,000; 2000 - 150,500; and 1999 - 51,375.

NOTE 12—SUPPLEMENTAL CASH FLOW INFORMATION

        Cash paid during the year for:

	Year Ended December 31,
	2001	2000	1999
Interest	$859,677	$1,425,189	$1,400,165

Income taxes	$1,122,256	$2,426,470	$2,414,890

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Information relating to the directors and executive officers of the registrant is set forth in the registrant's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and is hereby incorporated by reference.

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

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

Page
(a)	The following documents are filed as part of this Annual Report on Form 10-K:
	(1)	Financial Statements:
The consolidated financial statements of the registrant as set forth under Item 8 of this report.
	(2)	Financial Statement Schedule:
		Schedule II—Valuation and Qualifying Accounts for each of the three years ended December 31, 2001, 2000 and 1999	35
All other schedules are omitted because they are not applicable, or because the required information is otherwise shown in the consolidated financial statements or notes thereto.
	(3)	Exhibits:
		The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.	37-38

Exhibits 10.1, 10.2, 10.3 and 10.4 constitute the management contracts and compensatory plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K pursuant to Item 14(c) hereof.
(b)	Reports on Form 8-K.
No reports on Form 8-K were filed by the registrant during the quarter ended December 31, 2001.
notes thereto.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

		Column B	Column C
	Column A	Additions Charged (Credited) to Costs and Expenses	Additions Charged (Credited) to Other Accounts				Column E
					Column D
	Balance at Beginning Of Period						Balance at End of Period
Description					Deductions
Year ended December 31, 2001: Allowance for possible losses	$496,569	($17,670)	$—		$74,342	(b)	$404,557

Year ended December 31, 2000: Allowance for possible losses	$767,456	$221,004	($264,743)	(a)	$227,148	(b)	$496,569

Year ended December 31, 1999: Allowance for possible losses	$498,669	$339,743	$—		$70,956	(b)	$767,456

(a)
Reclassification

(b)
Write-off of expenses against reserve.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P & F INDUSTRIES, INC. (Registrant)
By:	/s/ RICHARD A. HOROWITZ Richard A. Horowitz Chairman of the Board President Principal Executive Officer Principal Operating Officer	By:	/s/ JOSEPH A. MOLINO, JR. Joseph A. Molino, Jr. Vice President Principal Financial and Accounting Officer

Date: March 28, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ ROBERT L. DUBOFSKY Robert L. Dubofsky	Director	March 28, 2002
Alan Goldberg	Director
/s/ RICHARD A. HOROWITZ Richard A. Horowitz	Director	March 28, 2002
/s/ SIDNEY HOROWITZ Sidney Horowitz	Director	March 28, 2002
/s/ ARTHUR HUG, JR. Arthur Hug, Jr.	Director	March 28, 2002
/s/ DENNIS KALICK Dennis Kalick	Director	March 28, 2002
/s/ NEIL NOVIKOFF Neil Novikoff	Director	March 28, 2002
/s/ ROBERT M. STEINBERG Robert M. Steinberg	Director	March 28, 2002
/s/ MARC A. UTAY Marc A. Utay	Director	March 28, 2002

EXHIBIT INDEX

Exhibit No.:
2.1
Asset Purchase Agreement, dated as of September 16, 1998, by and between Green Manufacturing, Inc., an Ohio corporation, and the Registrant (Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated September 16, 1998). Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish, supplementally, a copy of any exhibit or schedule omitted from the Asset Purchase Agreement to the Commission upon request.
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

4.7
Amendment No. 4 to Credit Agreement, dated as of June 25, 2001, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, a Florida corporation, Embassy Industries, Inc., a New York corporation, Green Manufacturing, Inc., a Delaware corporation, and European American Bank, a New York banking corporation (Incorporated by reference to Exhibit 4.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).
4.8
Certain instruments defining the rights of holders of the long-term debt securities of the Registrant are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant agrees to furnish supplementally copies of these instruments to the Commission upon request.
10.1
Second Amended and Restated Employment Agreement, dated as of May 30, 2001, between the Registrant and Richard A. Horowitz (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
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
10.4	Executive Incentive Bonus Plan of the Registrant.
21	Subsidiaries of the Registrant.
23	Consent of the Registrant's Independent Certified Public Accountants

        A copy of any of the foregoing exhibits to this Annual Report on Form 10-K may be obtained, upon payment of the Registrant's reasonable expenses in furnishing such exhibit, by writing to P & F Industries, Inc., 300 Smith Street, Farmingdale, New York 11735-1114; Attention: Corporate Secretary.

QuickLinks

Documents Incorporated by Reference
P & F INDUSTRIES, INC. FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
TABLE OF CONTENTS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
PART I
PART II
P & F INDUSTRIES, INC. AND SUBSIDIARIES SELECTED CONSOLIDATED FINANCIAL DATA
P & F INDUSTRIES, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
P & F INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
P & F INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
P & F INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
P & F INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
P & F INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III
P&F INDUSTRIES, INC. AND SUBSIDIARIES SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES
EXHIBIT INDEX