Form 10-Q
period 2002-03-31
P&F INDUSTRIES INC
filed 2002-05-14
CIK 75340

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 2002

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

                                    ---------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
YES (X)  NO ( )

     As of May 13, 2002, there were 3,504,148 shares of the registrant's Class A Common Stock outstanding.

                             P & F INDUSTRIES, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
Item 1.   Financial Statements

            Consolidated Balance Sheets as of
              March 31, 2002 and December 31, 2001                         1 - 2

            Consolidated Statements of Income
              for the three months ended March 31, 2002                        3

            Consolidated Statement of Shareholders' Equity
              for the three months ended March 31, 2002                        4

            Consolidated Statements of Cash Flows for the
              three months ended March 31, 2002 and 2001                   5 - 6

            Notes to Consolidated Financial Statements                    7 - 10

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          11 - 14

Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk                                                       15

PART II
Item 1.   Legal Proceedings                                                   16

Item 2.   Changes in Securities and Use of proceeds                           16

Item 3.   Defaults Upon Senior Securities                                     16

Item 4.   Submission of Matters to a Vote of Security Holders                 16

Item 5.   Other Information                                                   16

Item 6.   Exhibits and Reports on Form 8-K                                    16

SIGNATURES                                                                    17

EXHIBIT INDEX                                                            18 - 20

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                       MARCH 31,    DECEMBER 31,
                                                         2002           2001
                                                     ------------   ------------
   ASSETS
   ------
CURRENT:
  Cash                                               $     43,762   $    507,833
  Accounts receivable, less allowance
    for possible losses of $410,808
    in 2002 and $404,557 in 2001                       11,655,838      9,729,605
  Inventories                                          16,298,266     17,223,225
  Deferred income taxes                                   580,000        580,000
  Prepaid expenses and other                              761,741        723,538
                                                     ------------   ------------
      TOTAL CURRENT ASSETS                             29,339,607     28,764,201
                                                     ------------   ------------

PROPERTY AND EQUIPMENT:
  Land                                                  1,182,938      1,182,938
  Buildings and improvements                            6,301,849      6,291,225
  Machinery and equipment                              13,011,090     12,728,582
                                                     ------------   ------------
                                                       20,495,877     20,202,745
  Less accumulated depreciation
    and amortization                                   10,270,594      9,901,650
                                                     ------------   ------------
      NET PROPERTY AND EQUIPMENT                       10,225,283     10,301,095
                                                     ------------   ------------

GOODWILL, net of accumulated
  amortization of $2,163,347                            7,699,551      7,301,611

OTHER ASSETS                                               99,165        102,615
                                                     ------------   ------------
      TOTAL ASSETS                                   $ 47,363,606   $ 46,469,522
                                                     ============   ============

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                   (CONTINUED)

                                                       MARCH 31,    DECEMBER 31,
                                                         2002           2001
                                                     ------------   ------------
   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
CURRENT LIABILITIES:
  Short-term borrowings                              $  1,800,000   $  2,000,000
  Accounts payable                                      3,131,608      1,981,368
  Accruals:
    Compensation                                          750,684      1,512,141
    Other                                               2,237,391      1,947,143
  Current maturities of long-term debt                    306,395        313,075
                                                     ------------   ------------
      TOTAL CURRENT LIABILITIES                         8,226,078      7,753,727

LONG-TERM DEBT, less current maturities                 3,517,816      3,548,945

DEFERRED INCOME TAXES                                     939,000        939,000
                                                     ------------   ------------
                                                       12,682,894     12,241,672
                                                     ------------   ------------

SHAREHOLDERS' EQUITY:
  Preferred stock - $10 par;
    authorized - 2,000,000 shares;
    no shares outstanding                                       -              -
  Common stock:
    Class A - $1 par;
      authorized - 7,000,000 shares;
      issued - 3,677,593 shares                         3,677,593      3,677,593
    Class B - $1 par;
      authorized - 2,000,000 shares;
      no shares issued or outstanding                           -              -
  Additional paid-in capital                            8,464,139      8,464,139
  Retained earnings                                    23,926,945     23,373,283
  Treasury stock, at cost
    (173,445 shares and 157,445 shares)                (1,387,965)    (1,287,165)
                                                     ------------   ------------
      TOTAL SHAREHOLDERS' EQUITY                       34,680,712     34,227,850
                                                     ------------   ------------
      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                         $ 47,363,606   $ 46,469,522
                                                     ============   ============

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                     ---------------------------
                                                          2002          2001
                                                     ------------   ------------
REVENUES:
  Net sales                                            17,037,755     17,298,505
  Other                                                    58,964        145,259
                                                     ------------   ------------
                                                       17,096,719     17,443,764
                                                     ------------   ------------

COSTS AND EXPENSES:
  Cost of sales                                        12,004,222     12,254,793
  Selling, general and administrative                   4,089,063      4,214,920
  Interest - net                                          101,772        270,072
                                                     ------------   ------------
                                                       16,195,057     16,739,785
                                                     ------------   ------------

INCOME BEFORE TAXES ON INCOME                             901,662        703,979

TAXES ON INCOME                                           348,000        273,000
                                                     ------------   ------------

NET INCOME                                           $    553,662   $    430,979
                                                     ============   ============


Weighted average common shares outstanding:
    Basic                                               3,510,605      3,575,599

    Diluted                                             3,587,437      3,649,245


Earnings per share of common stock:
  Basic                                              $        .16   $        .12

  Diluted                                            $        .15   $        .12

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                          ADDITIONAL
                              COMMON        PAID-IN      RETAINED     TREASURY
                               STOCK        CAPITAL      EARNINGS       STOCK
                           -----------   -----------   ------------   ----------

Balance, January 1, 2002   $ 3,677,593   $ 8,464,139   $ 23,373,283  $(1,287,165)

Net income for the
  three months ended
  March 31, 2002                     -             -        553,662            -

Purchase of Class A
  Common Stock                       -             -              -     (100,800)
                           -----------   -----------   ------------   ----------

Balance, March 31, 2002    $ 3,677,593   $ 8,464,139   $ 23,926,945  $(1,387,965)
                           ===========   ===========   ============   ==========

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                     ---------------------------
                                                          2002          2001
                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $    553,662        430,979
                                                     ------------   ------------

  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation                                        368,944        363,876
      Amortization                                          4,295         85,403
      Provision for losses on
        accounts receivable - net                           6,251          2,143
  Decrease (increase):
    Accounts receivable                                (1,932,484)        91,921
    Inventories                                           924,959       (628,453)
    Prepaid expenses and other                            (39,048)       (33,139)
    Other assets                                                -        (16,296)
  Increase (decrease):
    Accounts payable                                    1,150,240        471,393
    Accruals and other                                   (471,209)    (1,463,370)
                                                     ------------   ------------
      Total adjustments                                    11,948     (1,126,522)
                                                     ------------   ------------
        Net cash provided by (used in)
          operating activities                            565,610       (695,543)
                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                   (293,132)      (297,275)
  Payments for acquisition-related expenses              (397,940)             -
                                                     ------------   ------------
        Net cash used in
          investing activities                           (691,072)      (297,275)
                                                     ------------   ------------

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                     ---------------------------
                                                          2002          2001
                                                     ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings                     800,000      2,000,000
  Repayments of short-term borrowings                  (1,000,000)    (1,000,000)
  Principal payments on long-term debt                    (37,809)       (34,806)
  Purchase of Class A Common Stock                       (100,800)      (357,045)
                                                     ------------   ------------
        Net cash provided by (used in)
          financing activities                           (338,609)       608,149
                                                     ------------   ------------

NET INCREASE (DECREASE) IN CASH                          (464,071)      (384,669)

CASH AT BEGINNING OF PERIOD                               507,833        388,422
                                                     ------------   ------------

CASH AT END OF PERIOD                                $     43,762   $      3,753
                                                     ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid during the period for:

      Income taxes                                   $      2,500   $     23,000
                                                     ============   ============

      Interest                                       $    107,635   $    271,873
                                                     ============   ============

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
     The consolidated unaudited financial statements contained herein include the accounts of P & F Industries, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

     P & F Industries, Inc. ("P & F") conducts business operations through its three wholly-owned subsidiaries; Florida Pneumatic Manufacturing Corporation ("Florida Pneumatic"), Green Manufacturing, Inc. ("Green") and Embassy Industries, Inc. ("Embassy"). P & F and its subsidiaries are herein referred to collectively as the "Company".

     Florida Pneumatic is engaged in the importation, manufacture and sale of pneumatic hand tools, primarily for the industrial and retail markets, and the importation and sale of compressor air filters. Florida Pneumatic also markets, through its Berkley Tool division ("Berkley"), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely-used brand of pipe cutting and threading machines. Green is engaged primarily in the manufacture, development and sale of heavy-duty welded custom designed hydraulic cylinders. Green also manufactures a line of access equipment for the petro-chemical industry and a line of post hole digging equipment for the agricultural industry. Embassy is engaged in the manufacture and sale of baseboard heating products and the importation and sale of radiant heating systems. Embassy also imports a line of door and window hardware items through its Franklin hardware division ("Franklin"). Note 4 of the Notes to Consolidated Financial Statements presents financial information for the segments of the Company's business.

BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, these unaudited consolidated financial statements include all adjustments necessary to present fairly the information set forth therein. All such adjustments are of a normal recurring nature. Results for interim periods are not necessarily indicative of results to be expected for a full year.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF FINANCIAL STATEMENT PRESENTATION (CONTINUED)

     The consolidated balance sheet information for December 31, 2001 was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The interim financial statements contained herein should be read in conjunction with that Report.

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

NOTE 2 - INVENTORIES

     Major classes of inventory were as follows:

                                      MARCH 31,     DECEMBER 31,
                                        2002            2001
                                    ------------    ------------
       Raw materials and supplies   $  2,903,609    $  3,122,061
       Work in process                   735,430         740,036
       Finished goods                 12,659,227      13,361,128
                                    ------------    ------------
                                    $ 16,298,266    $ 17,223,225
                                    ============    ============

NOTE 3 - CAPITAL STOCK TRANSACTIONS

     During the three months ended March 31, 2002, the Company purchased 16,000 shares of its Class A Common Stock, at a cost of $100,800.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - SEGMENTS OF BUSINESS

     The following tables present financial information by segment for the three-month periods ended March 31, 2002 and 2001. Segment profit (loss) excludes general corporate expenses, interest expense and income taxes. There were no intersegment revenues.

                                       PNEUMATIC
                                       TOOLS AND
 THREE MONTHS ENDED                     RELATED   HYDRAULIC    HEATING
  MARCH 31, 2002        CONSOLIDATED   EQUIPMENT  CYLINDERS   PRODUCTS  HARDWARE
----------------------  ------------   ---------  ---------  ---------  --------
   (IN THOUSANDS)
 Revenues from
   external customers   $     17,097   $  10,009  $   3,343  $   2,281  $  1,464
                        ============   =========  =========  =========  ========

 Segment profit (loss)  $      1,770   $   1,737  $     (94) $     102  $     25
                        ============   =========  =========  =========  ========

                                       PNEUMATIC
                                       TOOLS AND
THREE MONTHS ENDED                      RELATED   HYDRAULIC    HEATING
 MARCH 31, 2001         CONSOLIDATED   EQUIPMENT  CYLINDERS   PRODUCTS  HARDWARE
----------------------  ------------   ---------  ---------  ---------  --------
   (IN THOUSANDS)
 Revenues from
   external customers   $     17,444   $  10,171  $   4,161  $   1,971  $  1,141
                        ============   =========  =========  =========  ========

 Segment profit         $      1,696   $   1,553  $      47  $      67  $     29
                        ============   =========  =========  =========  ========

     The reconciliation of combined operating profits for reportable segments to consolidated income before income taxes is as follows:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                     ---------------------------
                                                         2002           2001
                                                     ------------   ------------
   Total profit for reportable segments              $  1,770,133   $  1,695,556

   General corporate expenses                            (766,699)      (721,505)

   Interest expense                                      (101,772)      (270,072)
                                                     ------------   ------------
   Income before income taxes                        $    901,662   $    703,979
                                                     ============   ============

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per common share:

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                     ---------------------------
                                                         2002           2001
                                                     ------------   ------------
  Numerator:
    Numerator for basic and diluted
      earnings per common share -
      income available to common
      shareholders                                   $    553,662   $    430,979
                                                     ============   ============

  Denominator:
    Denominator for basic earnings
      per common share - weighted
      average common shares outstanding                 3,510,605      3,575,599

    Effect of dilutive securities:
      Common stock options                                 76,742         73,646
                                                     ------------   ------------
    Denominator for diluted earnings
      per common share - adjusted
      weighted average common shares
      and assumed conversions                           3,587,347      3,649,245
                                                     ============   ============

  Earnings per common share:
    Basic                                            $        .16   $        .12
                                                     ============   ============

    Diluted                                          $        .15   $        .12
                                                     ============   ============

NOTE 6 - SUBSEQUENT EVENT

     On May 3, 2002, a newly formed wholly-owned subsidiary of the Company acquired the stock of Nationwide Industries, Inc. ("Nationwide") for $11,500,000, subject to adjustment. Nationwide is engaged in the business of importing and manufacturing door, window and fencing hardware. This acquisition was financed primarily through the term loan facility available under the Company's credit agreement. In connection with this acquisition, the same subsidiary entered into a contract to purchase, for $2,500,000, the real property and the improvements thereon in which Nationwide conducts its business. As of the date of this Quarterly Report on Form 10-Q, the purchase of the real property and improvements thereon had not yet been consummated.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2002 COMPARED WITH QUARTER ENDED MARCH 31, 2001

     Consolidated revenues decreased 2.0%, from $17,443,764 to $17,096,719. Revenues from pneumatic tools and related equipment decreased 1.6%, from $10,170,433 to $10,008,910, due primarily to the continued weakness in the industrial and catalog segments, which was partially offset by increased sales to the retail market. Selling prices of pneumatic tools and related equipment were unchanged from the prior year, with the exception of prices to one significant customer, which were reduced by an average of 16%. Revenues from hydraulic cylinders and other equipment decreased 19.7%, from $4,160,842 to $3,343,175, due primarily to the loss of a significant customer in the wrecker market and a decrease in orders from a customer with significant sales to the airline industry. Selling prices of hydraulic cylinders and other equipment were unchanged from the prior year. Revenues from heating equipment increased 15.7%, from $1,971,073 to $2,280,355, due to increased sales in all of its product lines. Selling prices of heating equipment were unchanged from the prior year. Revenues from hardware increased 28.3%, from $1,141,416 to $1,464,279, due primarily to the addition of two significant customers in late 2001. Selling prices of hardware products were unchanged from the prior year.

     Consolidated gross profit, as a percentage of revenues, increased from 29.7% to 29.8%. Gross profit from pneumatic tools and related equipment increased from 36.1% to 36.9%, due primarily to increases in the value of the U.S. dollar as compared to both the Japanese yen and the New Taiwan dollar, which decreased the cost of imported product, continuing productivity improvements and expense reductions. Gross profit from hydraulic cylinders and other equipment decreased from 12.7% to 9.1%, due primarily to the lower absorption of fixed expenses resulting from the decreased manufacturing activity. In addition, significant production labor resources were expended to produce prototypes and initial short-run orders for new customers. These new account activities generate little to no gross profit. Labor productivity increases partially offset these negatives. Gross profit from heating equipment decreased from 34.7% to 32.0%, due primarily to a change in product mix. Gross profit from hardware decreased from 26.6% to 25.2%, due primarily to a less favorable product mix.

     Consolidated selling, general and administrative expenses decreased 3.0%, from $4,214,920 to $4,089,063, due primarily to an overall decrease in revenues for the period. Interest expense decreased 62.3%, from $270,072 to $101,772, due primarily to decreases in both the average outstanding balance of the Company's borrowings and the average interest rate on these borrowings.

     The effective tax rates for the quarters ended March 31, 2002 and 2001 were 38.6% and 38.8%, respectively.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

     The Company gauges its liquidity and financial stability by the measurements shown in the following table (dollar amounts in thousands):

                               MARCH 31,    DECEMBER 31,    MARCH 31,
                                 2002           2001          2001
                              -----------   ------------   -----------
    Working Capital           $    21,114   $     21,010   $    19,321
    Current Ratio               3.57 to 1      3.71 to 1     2.18 to 1
    Shareholders' Equity      $    34,681   $     34,228   $    33,066

     During the quarter ended March 31, 2002, gross accounts receivable increased by approximately $1,932,000, with increases of approximately $1,668,000 at Florida Pneumatic, approximately $85,000 at Green and approximately $179,000 at Embassy. The increase at Florida Pneumatic was the result of granting longer payment terms to one significant customer and increased sales to another significant customer that also has extended payment terms. The increases at Green and Embassy were the result of increased sales.

     During the quarter ended March 31, 2002, inventories decreased by approximately $925,000, with decreases of approximately $685,000 at Florida Pneumatic, approximately $114,000 at Green and approximately $126,000 at Embassy. At Florida Pneumatic, inventory decreased due to the reduction in sales and decreased purchasing activity. The decreases in inventory at Green and Embassy were made to improve inventory turns.

     During the quarter ended March 31, 2002, accounts payable increased by approximately $1,150,000, with increases of approximately $990,000 at Florida Pneumatic and approximately $196,000 at Green being partially offset by a decrease of approximately $36,000 at Embassy. All of the changes in accounts payable were the result of the timing of payments. Short-term borrowings decreased by $200,000, as a result of the decrease in working capital requirements consistent with changes in accounts receivable, accounts payable and inventory.

     The Company has a credit agreement, as amended, with Citibank, N.A. (successor-in-interest to European American Bank), which expires on July 26, 2002. This agreement provides the Company with various credit facilities, including revolving credit loans, term loans for acquisitions and a foreign exchange line. On May 3, 2002, the credit agreement was amended in connection with the Company's acquisition of Nationwide.

     The revolving credit loan facility provides a total of $12,000,000, with various sublimits, for direct borrowings, letters of credit, bankers' acceptances and equipment loans. At March 31, 2002, there was $1,800,000 outstanding against the revolving credit loan facility. There was a commitment of approximately $830,000 for open letters of credit at March 31, 2002.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

     The term loan facility provides a commitment of $15,000,000 to finance acquisitions subject to the lending bank's approval. There was no loan balance outstanding against this facility at March 31, 2001. There was, however, a standby letter of credit totaling approximately $510,000 outstanding against this facility at March 31, 2001. This standby letter of credit was used to secure the Economic Development Revenue Bond assumed as part of the acquisition of Green.

     On May 3, 2002, the Company borrowed $11,500,000 against the term loan facility in connection with the acquisition of Nationwide.

     The foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding at March 31, 2002 was approximately $2,530,000.

     The Company's credit agreement is subject to annual review by the lending bank. Under this agreement, the Company is required to adhere to certain financial covenants. At March 31, 2002, and for the three months then ended, the Company satisfied all of these covenants.

     Capital spending for the quarter ended March 31, 2002 was approximately $295,000. The total amount was provided from working capital. Capital expenditures for the remainder of 2002 are expected to total approximately $1,000,000, some of which may be financed through the Company's credit facilities. Included in the expected total for the remainder of 2002 are capital expenditures relating to new products, expansion of existing product lines and replacement of old equipment.

     The Company, through Florida Pneumatic, imports a significant amount of its purchases from Japan, with payment due in Japanese yen. As a result, the Company is subject to the effects of foreign currency exchange fluctuations. The Company uses a variety of techniques to mitigate the effects of these fluctuations, including increasing its selling prices, obtaining price reductions from its overseas suppliers, using alternative supplier sources and entering into foreign currency forward contracts. The strengthening of the U.S. dollar versus the Japanese yen over the last 12 months has had a positive effect on the Company's results of operations and its financial position. There can be no assurance however, that this situation will continue. See "Item 3 - Quantitative and Qualitative Disclosures About Market Risk."

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

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

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortizing intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

     With respect to the Company's business combinations that were effected prior to June 30, 2001 using the purchase method of accounting, the net carrying amount of the resulting goodwill as of March 31, 2002 was $7,301,611. The Company is currently assessing the effect that the adoption of SFAS 141 and SFAS 142 will have on its consolidated financial statements.

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

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

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

     The value of the U.S. dollar affects the Company's financial results. Changes in exchange rates may positively or negatively affect the Company's gross margins and operating expenses. The Company engages in hedging programs aimed at limiting, in part, the impact of currency fluctuations. Using primarily forward exchange contracts, the Company hedges some of those transactions that, when remeasured according to accounting principles generally accepted in the United States of America, impact the income statement. Factors that could impact the effectiveness of the Company's programs include volatility of the currency markets and availability of hedging instruments. All currency contracts that are entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure and not for speculation. The Company does not buy or sell financial instruments for trading purposes. Although the Company maintains these programs to mitigate the effects of changes in currency exchange rates, when the U.S. dollar sustains a weakening exchange rate against currencies in which the Company incurs costs, the Company's costs are adversely affected.

     The Company accounts for changes in the fair value of its foreign currency contracts by marking them to market and recognizing any resulting gains or losses through its statement of income. The Company also marks its yen-denominated payables to market, recognizing any resulting gains or losses in its statement of income. At March 31, 2002, the Company had foreign currency forward contracts, maturing in 2002, to purchase approximately $2,530,000 in Japanese yen at contracted forward rates. This amount was not in excess of the Company's yen-denominated payables.

     The potential loss in value of the Company's net investment in foreign currency forward contracts resulting from a hypothetical 10 percent adverse change in foreign currency exchange rates at March 31, 2002 was approximately $280,000.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          The Company is a defendant or co-defendant in various actions brought about in the course of conducting its business. The Company has accrued approximately $400,000 for possible liability relating to these actions.

ITEM 2.   CHANGES IN SECURITIES
          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.

ITEM 5.   OTHER INFORMATION
          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a)  Exhibits
                 See "Exhibit Index" immediately following the signature page.

          (b)  Reports on Form 8-K
                 No reports on Form 8-K were filed by the registrant during the quarter ended March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      P & F INDUSTRIES, INC.
                                      (Registrant)

                                      By    /s/ Joseph A. Molino, Jr.
                                         -------------------------------
                                             Joseph A. Molino, Jr.
                                                Vice President
Dated: May 13, 2002                         (Principal Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT
NO.
-------

2.1 Asset Purchase Agreement, dated as of September 16, 1998, by and between Green Manufacturing, Inc., an Ohio corporation, and the Registrant (Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated September 16, 1998). Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish supplementally a copy of any exhibit or schedule omitted from the Asset Purchase Agreement to the Securities and Exchange Commission upon request.

3.1 Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

3.2    Amended By-laws of the Registrant (Incorporated by reference to Exhibit
       3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

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

4.7 Amendment No. 4 to Credit Agreement, dated as of June 25, 2001, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, a Florida corporation, Embassy Industries, Inc., a New York corporation, Green Manufacturing, Inc., a Delaware corporation, and European American Bank, a New York banking corporation (Incorporated by reference to Exhibit 4.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

4.8 Amendment No. 5 to Credit Agreement, dated as of May 3, 2002, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, a Florida corporation, Embassy Industries, Inc., a New York corporation, Green Manufacturing, Inc., a Delaware corporation, and Citibank, N.A. (successor-in-interest to European American Bank), a New York banking corporation.

4.9 Certain instruments defining the rights of holders of the long-term debt securities of the Registrant are omitted pursuant to Section
       (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant agrees to furnish supplementally copies of these instruments to the Commission upon request.

10.1 Second Amended and Restated Employment Agreement, dated as of May 30, 2001, between the Registrant and Richard A. Horowitz (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

                                  EXHIBIT INDEX
                                   (CONTINUED)

EXHIBIT
NO.
-------

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

10.4 Executive Incentive Bonus Plan of the Registrant (Incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.5   2002 Stock Incentive Plan of the Registrant.