Form 10-Q
period 2002-06-30
P&F INDUSTRIES INC
filed 2002-08-14
CIK 75340

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 2002

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


         As of August 12, 2002, there were 3,516,922 shares of the registrant's Class A Common Stock outstanding.

                             P & F INDUSTRIES, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2002


                                TABLE OF CONTENTS

                                                                        PAGE
PART I                                                                  ----
------
Item 1.  Financial Statements

            Consolidated Balance Sheets as of
               June 30, 2002 and December 31, 2001                      1 - 2

            Consolidated Statements of Operations
               for the six months ended June 30, 2002 and 2001          3 - 4

            Consolidated Statement of Shareholders' Equity
               for the six months ended June 30, 2002 and 2001            5

            Consolidated Statements of Cash Flows for the
               six months ended June 30, 2002 and 2001                  6 - 7

            Notes to Consolidated Financial Statements                  8 - 19

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        20 - 24

Item 3.  Quantitative and Qualitative Disclosures About
            Market Risk                                                   24

PART II
-------
Item 1.  Legal Proceedings                                               25

Item 2.  Changes in Securities and Use of proceeds                       25

Item 3.  Defaults Upon Senior Securities                                 25

Item 4.  Submission of Matters to a Vote of Security Holders             25

Item 5.  Other Information                                               26

Item 6.  Exhibits and Reports on Form 8-K                                26

SIGNATURES                                                               27

EXHIBIT INDEX                                                          28 - 31

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS


                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                    =======================================

                                            JUNE 30,     DECEMBER 31,
                                              2002           2001
                                          ------------   ------------
   ASSETS
   ------
CURRENT:
  Cash                                    $    496,578   $    507,833
  Accounts receivable, less allowance
    for possible losses of $435,676
    in 2002 and $404,557 in 2001            10,604,526      9,729,605
  Inventories                               20,284,060     17,223,225
  Deferred income taxes                        580,000        580,000
  Prepaid expenses and other                   921,685        723,538
                                          ------------   ------------
      TOTAL CURRENT ASSETS                  32,886,849     28,764,201
                                          ------------   ------------

PROPERTY AND EQUIPMENT:
  Land                                       1,582,938      1,182,938
  Buildings and improvements                 8,681,341      6,291,225
  Machinery and equipment                   14,161,130     12,728,582
                                          ------------   ------------
                                            24,425,409     20,202,745
  Less accumulated depreciation
    and amortization                        10,652,181      9,901,650
                                          ------------   ------------
      NET PROPERTY AND EQUIPMENT            13,773,228     10,301,095
                                          ------------   ------------

DEFERRED INCOME TAXES                        1,513,000             --

GOODWILL, net of accumulated
  amortization of $1,419,274                 8,424,835      7,301,611

OTHER ASSETS, net of accumulated
  amortization of $88,667 in 2002            2,667,049        102,615
                                          ------------   ------------
      TOTAL ASSETS                        $ 59,264,961   $ 46,469,522
                                          ============   ============

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                   (CONTINUED)
                    =======================================

                                            JUNE 30,     DECEMBER 31,
                                              2002           2001
                                          ------------   ------------
   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
CURRENT LIABILITIES:
  Short-term borrowings                   $  2,500,000   $  2,000,000
  Accounts payable                           3,650,038      1,981,368
  Accruals:
    Compensation                             1,221,950      1,512,141
    Other                                    2,663,864      1,947,143
  Deferred income taxes                        256,700             --
  Current maturities of long-term debt         584,173        313,075
                                          ------------   ------------
      TOTAL CURRENT LIABILITIES             10,876,725      7,753,727

LONG-TERM DEBT, less current maturities     15,226,143      3,548,945

DEFERRED INCOME TAXES                          761,000        939,000
                                          ------------   ------------
                                            26,863,868     12,241,672
                                          ------------   ------------

SHAREHOLDERS' EQUITY:
  Preferred stock - $10 par;
    authorized - 2,000,000 shares;
    no shares outstanding                           --             --
  Common stock:
    Class A - $1 par;
      authorized - 7,000,000 shares;
      issued - 3,677,593 shares              3,677,593      3,677,593
    Class B - $1 par;
      authorized - 2,000,000 shares;
      no shares issued or outstanding               --             --
  Additional paid-in capital                 8,464,139      8,464,139
  Retained earnings                         21,647,326     23,373,283
  Treasury stock, at cost
    (173,445 shares and 157,445 shares)     (1,387,965)    (1,287,165)
                                          ------------   ------------
      TOTAL SHAREHOLDERS' EQUITY            32,401,093     34,227,850
                                          ------------   ------------
      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY              $ 59,264,961   $ 46,469,522
                                          ============   ============

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    =======================================

                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                JUNE 30,                    JUNE 30,
                                           ------------------           ----------------
                                           2002          2001           2002        2001
                                       ------------  ------------  ------------  ------------
REVENUES:
  Net sales                            $ 18,398,541  $ 15,952,173  $ 35,436,296  $ 33,250,678
  Other                                     267,855       294,003       326,819       439,262
                                       ------------  ------------  ------------  ------------
                                         18,666,396    16,246,176    35,763,115    33,689,940
                                       ------------  ------------  ------------  ------------

COSTS AND EXPENSES:
  Cost of sales                          12,520,520    11,109,972    24,524,742    23,364,765
  Selling, general and administrative     4,424,727     4,224,741     8,513,790     8,439,661
  Interest - net                            162,650       235,894       264,422       505,966
                                       ------------  ------------  ------------  ------------
                                         17,107,897    15,570,607    33,302,954    32,310,392
                                       ------------  ------------  ------------  ------------

INCOME BEFORE TAXES ON INCOME AND
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                    1,558,499       675,569     2,460,161     1,379,548

TAXES ON INCOME                             599,000       259,000       947,000       532,000
                                       ------------  ------------  ------------  ------------

INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE       $    959,499  $    416,569  $  1,513,161  $    847,548

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR GOODWILL,
  NET OF TAXES OF $1,668,000             (3,239,118)           --    (3,239,118)           --
                                       ------------  ------------  ------------  ------------

NET INCOME (LOSS)                      ($ 2,279,619) $    416,569  ($ 1,725,957) $    847,548
                                       ============  ============  ============  ============

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    =======================================

                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                JUNE 30,                    JUNE 30,
                                           ------------------           ----------------
                                           2002          2001           2002        2001

Weighted average common
  shares outstanding:
    Basic                                 3,505,272     3,555,572     3,507,924     3,565,530

    Diluted                               3,582,421     3,633,632     3,584,476     3,641,383




Earnings (loss) per share of common stock:

  Basic:
    Income before cumulative
      effect of change in
      accounting principle                    $ .27         $ .12         $ .43         $ .24

    Cumulative effect of
      change in accounting
      principle, net of taxes                  (.92)           --          (.92)           --
                                             ------         -----         ------        ------


    Net income (loss)                        ($ .65)        $ .12        ($ .49)        $ .24
                                             ======         =====         ======        ======



  Diluted:
    Income before cumulative
      effect of change in
      accounting principle                    $ .27         $ .11         $ .42         $ .23

    Cumulative effect of
      change in accounting
      principle, net of taxes                  (.90)           --          (.90)           --
                                             ------         -----         ------        ------

    Net income (loss)                        ($ .64)        $ .11        ($ .48)        $ .23
                                             ======         =====         ======        ======

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                 ==============================================

                                                                      ADDITIONAL
                            COMMON        PAID-IN        RETAINED      TREASURY
                            STOCK         CAPITAL        EARNINGS        STOCK
                         -----------    -----------    ------------   -----------
Balance,
  January 1, 2002        $ 3,677,593    $ 8,464,139    $ 23,373,283   ($1,287,165)

Net income (loss) for
  the six months ended
  June 30, 2002                   --             --      (1,725,957)           --

Purchase of Class A
  Common Stock                    --             --              --      (100,800)
                         -----------    -----------    ------------   -----------
Balance,
  June 30, 2002          $ 3,677,593    $ 8,464,139    $ 21,647,326   ($1,387,965)
                         ===========    ===========    ============   ===========

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                    =======================================

                                               SIX MONTHS ENDED
                                                   JUNE 30,
                                              ------------------
                                              2002          2001
                                          ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                       ($ 1,725,957) $    847,548
                                          ------------  ------------

  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Cumulative effect of change in
        accounting for goodwill              3,239,118            --
      Depreciation                             750,531       722,513
      Amortization                              97,256       170,807
      Provision for losses on
        accounts receivable - net               (8,881)       (7,493)
      Deferred income taxes                    (23,000)           --
  Decrease (increase) - net of
    acquisition of Nationwide:
    Accounts receivable                        266,687     1,418,573
    Inventories                               (185,331)    1,169,788
    Prepaid expenses and other                (196,041)     (310,608)
    Other assets                                    --       (17,141)
  Increase (decrease) - net of
    acquisition of Nationwide:
    Accounts payable                           964,488       (58,959)
    Accruals and other                        (142,946)     (982,333)
                                          ------------  ------------
      Total adjustments                      4,761,881     2,105,147
                                          ------------  ------------
        Net cash provided by
          operating activities               3,035,924     2,952,695
                                          ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                      (3,362,664)     (507,467)
  Payments for acquisition
    of Nationwide Industries, Inc.
    - net of $2,920 cash acquired          (10,448,794)           --
  Payments for
    acquisition-related expenses            (1,148,217)           --
                                          ------------  ------------
        Net cash used in
          investing activities             (14,959,675)     (507,467)
                                          ------------  ------------

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)
                    =======================================

                                               SIX MONTHS ENDED
                                                   JUNE 30,
                                              ------------------
                                              2002          2001
                                          ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings        1,500,000     2,500,000
  Repayments of short-term borrowings       (1,435,000)   (4,500,000)
  Proceeds from mortgage                     2,024,000            --
  Proceeds from term loan                   11,500,000            --
  Principal payments on long-term debt      (1,575,704)      (69,946)
  Purchase of Class A Common Stock            (100,800)     (357,045)
                                          ------------  ------------
        Net cash provided by (used in)
          financing activities              11,912,496    (2,426,991)
                                          ------------  ------------


NET INCREASE (DECREASE) IN CASH                (11,255)       18,237

CASH AT BEGINNING OF PERIOD                    507,833       388,422
                                          ------------  ------------

CASH AT END OF PERIOD                     $    496,578  $    406,659
                                          ============  ============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid during the period for:

      Income taxes                        $    480,000  $    638,000
                                          ============  ============


      Interest                            $    228,461  $    566,976
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

         P & F Industries, Inc. ("P & F") conducts business operations through its four wholly-owned subsidiaries; Florida Pneumatic Manufacturing Corporation ("Florida Pneumatic"), Green Manufacturing, Inc. ("Green"), Embassy Industries, Inc. ("Embassy") and Countrywide Hardware, Inc. ("Countrywide"). P & F and its subsidiaries are herein referred to collectively as the "Company".

         Florida Pneumatic is engaged in the importation, manufacture and sale of pneumatic hand tools, primarily for the industrial and retail markets, and the importation and sale of compressor air filters. Florida Pneumatic also markets, through its Berkley Tool division ("Berkley"), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely-used brand of pipe cutting and threading machines. Green is engaged primarily in the manufacture, development and sale of heavy-duty welded custom designed hydraulic cylinders. Green also manufactures a line of access equipment for the petro-chemical industry and a line of post hole digging equipment for the agricultural industry. Embassy is engaged in the manufacture and sale of baseboard heating products and the importation and sale of radiant heating systems. Embassy also imports a line of door and window hardware items through its Franklin hardware division ("Franklin"). Countrywide, through its subsidiary, Nationwide Industries, Inc. ("Nationwide"), imports and manufactures door, window and fencing hardware for OEM's throughout the United States. Note 5 of the Notes to Consolidated Financial Statements presents financial information for the segments of the Company's business.

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

EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per share is based only on the average number of shares of the Company's Class A Common Stock common stock outstanding for the period. Diluted earnings (loss) per share reflects the effect of shares of common stock issuable upon the exercise of options or warrants.

         Diluted earnings (loss) per share is computed using the treasury stock method. Under this method, the aggregate number of shares of common stock outstanding reflects the assumed use of proceeds from the hypothetical exercise of any outstanding options or warrants to purchase shares of the Company's Class A Common Stock, unless the effect on earnings (loss) is antidilutive. The average market value for the period is used as the assumed purchase price.


NOTE 2 - INVENTORIES

         Major classes of inventory were as follows:

                                      JUNE 30,     DECEMBER 31,
                                        2002            2001
                                    ------------    ------------
       Raw materials and supplies   $  3,771,364    $  3,122,061
       Work in process                   788,582         740,036
       Finished goods                 15,724,114      13,361,128
                                    ------------    ------------
                                    $ 20,284,060    $ 17,223,225
                                    ============    ============

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE 3 - LONG-TERM DEBT

         Long-term debt consists of:

                                                                                      JUNE 30,                 DECEMBER 31,
                                                                                       2002                       2001
                                                                                   ------------                -----------
     Term loan - payments of interest only are due monthly through May             $ 10,000,000                $        --
      2003. Principal amount outstanding at June 1, 2003 to be paid in equal quarterly installments (plus interest at LIBOR plus 175 basis points) from June 2003 through March 2009
     Mortgage loan - $11,244 payable monthly (plus interest at LIBOR
      plus 155 basis points) through May 2009 (a)                                     2,024,000                         --
     Mortgage loan - $17,438 payable monthly (plus interest at 8.16%)
      through May 2006, when a final payment of approximately $1,435,000
      is due (a)                                                                      1,731,831                  1,765,004
     Mortgage loan - $16,370 payable monthly (plus interest at 7.09%)
      through February 2014 (a)                                                       1,549,485                  1,592,016
     Economic Development Revenue Bond - payable yearly in various principal amounts (plus interest at variable rates) through
      November 2004 (b)                                                                 505,000                    505,000
                                                                                   ------------                -----------
                                                                                     15,810,316                  3,862,020
    Less current maturities                                                             584,173                    313,075
                                                                                   ------------                -----------
                                                                                   $ 15,226,143                $ 3,548,945
                                                                                   ============                ===========

-------------------------
         (a) These mortgages payable are collateralized and relate to the land and buildings of the Company's subsidiaries.

         (b) This bond was assumed by the Company as part of the acquisition of Green and is secured by a standby letter of credit.

         The term loan facility, which is part of the Company's credit agreement with a bank, provides a commitment of $15,000,000 to finance acquisitions subject to the lending bank's approval. As noted below, $11,500,000 of this facility was used to finance the acquisition of Nationwide, and there was $10,000,000 still outstanding against this facility at June 30, 2002. There was also a standby letter of credit totaling approximately $510,000 outstanding against this facility at June 30, 2002. This standby letter of credit is used to secure the Economic Development Revenue Bond assumed as part of the acquisition of Green.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE 4 - CAPITAL STOCK TRANSACTIONS

         During the six months ended June 30, 2002, the Company purchased 16,000 shares of its Class A Common Stock, at a cost of $100,800.

         On July 12, 2002, the Company issued to various employees options to purchase an aggregate of 221,100 shares of the Company's Class A Common Stock.

         On July 12, 2002, the Company issued 12,774 unrestricted shares of its Class A Common Stock to an officer of the Company.


NOTE 5 - SEGMENTS OF BUSINESS

         The following tables present financial information by segment for the periods ended June 30, 2002 and 2001. Segment profit (loss) excludes general corporate expenses, interest expense and income taxes. There were no intersegment revenues.

                                  PNEUMATIC
                                  TOOLS AND
 SIX MONTHS ENDED         CON-     RELATED   HYDRAULIC    HEATING
   JUNE 30, 2002       SOLIDATED  EQUIPMENT  CYLINDERS   PRODUCTS  HARDWARE
--------------------   ---------  ---------  ---------   --------  --------
   (In thousands)
 Revenues from
   external customers  $  35,763  $  19,701  $   6,508  $   4,267  $ 5,287
                       =========  =========  =========  =========  =======

 Segment profit (loss) $   4,334 $   3,894   $    (272) $     124  $   588
                       ========= =========   =========  =========  =======


 Cumulative effect of
   change in accounting
   accounting
   principle          ($   3,239) $      -- ($   3,239) $      --  $    --
                      ==========  ========= ==========  =========  =======

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE 5 - SEGMENTS OF BUSINESS (CONTINUED)

                                  PNEUMATIC
                                  TOOLS AND
 SIX MONTHS ENDED         CON-     RELATED   HYDRAULIC    HEATING
   JUNE 30, 2001       SOLIDATED  EQUIPMENT  CYLINDERS   PRODUCTS  HARDWARE
--------------------   ---------  ---------  ---------   --------  --------
   (In thousands)
Revenues from
   external customers    $  33,690  $  19,647  $   7,607  $   4,125  $ 2,311
                         =========  =========  =========  =========  =======

 Segment profit (loss)   $   3,382  $   3,266  $    (121) $     174  $    63
                         =========  =========  =========  =========  =======


 Cumulative effect
   of change in
   accounting
   principle             $      --  $      --  $      --  $      --  $    --
                         =========  =========  =========  =========  =======



                                  PNEUMATIC
                                  TOOLS AND
 THREE MONTHS ENDED       CON-     RELATED   HYDRAULIC    HEATING
   JUNE 30, 2002       SOLIDATED  EQUIPMENT  CYLINDERS   PRODUCTS  HARDWARE
--------------------   ---------  ---------  ---------   --------  --------
   (In thousands)
 Revenues from
   external customers  $  18,666  $   9,692  $   3,165  $   1,986  $ 3,823
                       =========  =========  =========  =========  =======


 Segment profit (loss) $   2,563  $   2,157  $    (178) $      28  $   556
                       =========  =========  =========  =========  =======


 Cumulative effect
   of change in
   accounting
   principle          ($   3,239) $      -- ($   3,239) $      --  $    --
                       =========  =========  =========  =========  =======

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE 5 - SEGMENTS OF BUSINESS (CONTINUED)

                                  PNEUMATIC
                                  TOOLS AND
 THREE MONTHS ENDED       CON-     RELATED   HYDRAULIC    HEATING
   JUNE 30, 2001       SOLIDATED  EQUIPMENT  CYLINDERS   PRODUCTS  HARDWARE
--------------------   ---------  ---------  ---------   --------  --------
   (In thousands)
Revenues from
   external customers  $  16,246  $   9,476  $   3,446  $   2,154  $ 1,170
                       =========  =========  =========  =========  =======

 Segment profit (loss) $   1,686  $   1,713  $    (168) $     107  $    34
                       =========  =========  =========  =========  =======


 Cumulative effect
   of change in
   accounting
   principle           $      --  $      --  $      --  $      --  $    --
                       =========  =========  =========  =========  =======


         The reconciliation of combined operating profits for reportable segments to consolidated income before income taxes and cumulative effect of change in accounting principle is as follows:

                                                  SIX MONTHS ENDED
                                                      JUNE 30,
                                              -----------------------
                                                 2002         2001
                                              ----------   ----------
   Total profit for reportable segments       $4,333,768   $3,381,648

   General corporate expenses                 (1,609,185)  (1,496,134)

   Interest expense - net                       (264,422)    (505,966)
                                              ----------   ----------

   Income before taxes and
     cumulative effect of change
     in accounting principle                  $2,460,161   $1,379,548
                                              ==========   ==========

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE 5 - SEGMENTS OF BUSINESS (CONTINUED)

                                                THREE MONTHS ENDED
                                                     JUNE 30,
                                              -----------------------
                                                 2002         2001
                                              ----------   ----------
   Total profit for reportable segments       $2,563,635   $1,686,092

   General corporate expenses                   (842,486)    (774,629)

   Interest expense - net                       (162,650)    (235,894)
                                              ----------   ----------
   Income before taxes and
     cumulative effect of change
     in accounting principle                  $1,558,499   $  675,569
                                              ==========   ==========


NOTE 6 - EARNINGS (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per common share:

                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                               JUNE 30,                  JUNE 30,
                                          ------------------         ----------------
                                          2002          2001         2002        2001
                                      -----------  -----------  -----------  -----------
  Numerator:
    Numerator for basic and diluted
      earnings (loss) per common
      share - income available to
      common shareholders             ($2,279,619) $   416,569  ($1,725,957) $   847,548
                                      ===========  ===========  ===========  ===========


  Denominator:
    Denominator for basic
      earnings (loss) per common
      share - weighted average
      common shares outstanding         3,505,272    3,555,572    3,507,924    3,565,530

    Effect of dilutive securities:
      Common stock options                 77,149       78,060       76,552       75,853
                                      -----------  -----------  -----------  -----------

    Denominator for diluted
      earnings per common
      share - adjusted weighted
      average common shares and
      assumed conversions               3,582,421    3,633,632    3,584,476    3,641,383
                                      ===========  ===========  ===========  ===========

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE 6 - EARNINGS (LOSS) PER SHARE (CONTINUED)

                                            THREE MONTHS ENDED        SIX MONTHS ENDED
                                                 JUNE 30,                 JUNE 30,
                                            ------------------        -----------------
                                            2002         2001         2002         2001
                                          --------     ---------    --------     --------
Earnings
  (loss) per common share:
    Basic:
            Income before cumulative
              effect of change in
              accounting principle          $ .27        $ .12        $ .43        $ .24

      Cumulative effect of change
        in accounting principle              (.92)          --         (.92)          --
                                            -----        -----        -----        -----

      Net income (loss)                     ($.65)       $ .12        ($.49)       $ .24
                                            =====        =====        =====        =====


    Diluted:
            Income before cumulative
              effect of change in
              accounting principle          $ .27        $ .11        $ .42        $ .23

      Cumulative effect of change
        in accounting principle              (.90)          --         (.90)          --
                                            -----        -----        -----        -----

      Net income (loss)                     ($.64)       $ .11        ($.48)       $ .23
                                            =====        =====        =====        =====


NOTE 7 - ACQUISITION

         On May 3, 2002, Countrywide acquired all of the stock of Nationwide for approximately $10,452,000, plus acquisition costs and working capital adjustments of approximately $750,000. Nationwide is engaged in the business of importing and manufacturing door, window and fencing hardware. This acquisition was financed through the term loan facility available under the Company's credit agreement. In addition to the cash paid at the closing, Nationwide's previous owner is entitled to contingent payments of 30% of the excess of Nationwide's earnings before interest and taxes over $2,500,000 in each twelve-month period subsequent to the acquisition, for a period of five years. These contingent payments will be treated as additions to goodwill.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE 7 - ACQUISITION (CONTINUED)

         In connection with this acquisition, Countrywide also entered into a contract to purchase, for $2,500,000, the real property and the improvements thereon in which Nationwide conducts its business. This transaction was completed on May 24, 2002.

         The consolidated financial statements presented in this report include the combined results of operations of Countrywide and Nationwide for the period from May 4, 2002 through June 30, 2002.

         The following table summarizes the unaudited estimated fair value of the assets acquired and the liabilities assumed in connection with the acquisition of Nationwide. The Company obtained third party valuations for the property, plant and equipment and intangible assets (i.e., employment agreement and customer list).

         (AMOUNTS IN THOUSANDS)
         Current assets                                 $ 4,015
         Property, plant and equipment                      860
         Employment agreement                               760
         Customer list                                    1,900
         Goodwill                                         5,632
                                                          -----

         Total assets acquired                           13,167
                                                         ------

         Current liabilities                             (1,965)
                                                          -----

         Total liabilities assumed                       (1,965)
                                                          -----

         Net assets acquired                            $11,202
                                                        =======


         The employment agreement and the customer list have each been assigned a useful life of five years. The amortization of these intangible assets is not deductible for tax purposes.

         Amortization expense for intangible assets subject to amortization was approximately $89,000 for the period ended June 30, 2002. Amortization expense for each of the years in the five-year period ending December 31, 2006 is estimated to be approximately $355,000 in 2002, $532,000 in 2003 through 2006, and approximately $177,000 in 2007.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE 7 - ACQUISITION (CONTINUED)

         The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and Countrywide (combined with Nationwide), as though the acquisition had been made January 1, 2001. The pro forma amounts give effect to appropriate adjustments for depreciation of fixed assets, amortization of intangible assets, interest expense and income taxes.

         The pro forma amounts presented are not necessarily indicative of future operating results.

                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                             JUNE 30,                  JUNE 30,
                                        ------------------         ------------------
                                        2002          2001         2002          2001
                                    -----------   -----------  -----------   -----------
     Net sales                      $19,698,000   $18,829,000  $39,277,000   $38,064,000
                                    ===========   ===========  ===========   ===========


     Income before cumulative
       effect of change in
       accounting principle         $   993,000   $   567,000  $ 1,745,000   $ 1,031,000
                                    ===========   ===========  ===========   ===========


     Earnings per share
       of common stock

         Basic                             $.28          $.16         $.50          $.29
                                           ====          ====         ====          ====

         Diluted                           $.28          $.16         $.49          $.28
                                           ====          ====         ====          ====

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS" 142), which changed the accounting for goodwill from an amortization method to an impairment-only approach. Upon the adoption of SFAS 142 on January 1, 2002, the Company had ceased amortizing its goodwill. As prescribed under SFAS 142, the Company had its goodwill tested for impairment during the second fiscal quarter of 2002.

         Due to extremely weak market conditions in the hydraulic cylinder business, the Company has revised its earnings forecasts for Green. As a result, the fair market value of Green's goodwill, as determined by an independent third party appraiser, was lower than the carrying value as of December 31, 2001. Accordingly, the Company has recorded an after-tax impairment charge of approximately $3.2 million, which is reported as a cumulative effect of change in accounting principle resulting from the adoption of SFAS 142.

         The impairment tests performed require that the Company determine the fair market value of its reporting units for comparison to the carrying value of such net assets to assess whether an impairment exists. The methodologies used to estimate fair market value involve the use of estimates and assumptions, including projected revenues, earnings and cash flows.


         The changes in the carrying amounts of goodwill for the six months ended June 30, 2002 are as follows:

                                        PNEUMATIC
                                        TOOLS AND
                                CON-     RELATED   HYDRAULIC    HEATING
    (IN THOUSANDS)           SOLIDATED  EQUIPMENT  CYLINDERS   PRODUCTS  HARDWARE
                             ---------  ---------  ---------   --------  --------
Balance, January 1, 2002     $   7,302  $   2,327  $   4,907   $     --  $     68

Goodwill acquired during
  the six months ended
  June 30, 2002                  6,030         --        398         --     5,632

Impairment losses               (4,907)        --     (4,907)        --        --
                             ---------  ---------  ---------   --------  --------
Balance, June 30, 2002       $   8,425  $   2,327  $     398   $     --  $  5,700
              === ====       =========  =========  =========   ======    ========

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ==========================================


NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)


         The amortization expense and net income (loss) (including any tax effects) of the Company for the periods ended June 30, 2002 and June 30, 2001, respectively, are as follows:

                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                JUNE 30,                    JUNE 30,
                                           ------------------           -----------------
                                           2002          2001           2002         2001
                                       ------------  ------------   ------------  -----------
Reported net income (loss)             ($ 2,279,619) $    416,569  ($ 1,725,957) $    847,548

Goodwill amortization                            --        81,109            --       162,218

Tax effect                                       --       (31,000)           --       (62,000)
                                       ------------  ------------   ------------  -----------

Adjusted net income (loss)             ($ 2,279,619) $    466,678  ($ 1,725,957) $    947,766
                                       ============  ============  ============  ============


Earnings per share of common stock:

BASIC:
  Reported net income (loss)                 ($ .65)        $ .12        ($ .49)        $ .24

  Goodwill amortization                          --           .02            --           .05

  Tax effect                                     --          (.01)           --          (.02)
                                              -----         -----         -----         -----
  Adjusted net income (loss)                 ($ .65)        $ .13        ($ .49)        $ .27
                                              =====         =====         =====         =====


DILUTED:
  Reported net income (loss)                 ($ .64)        $ .11        ($ .48)        $ .23

  Goodwill amortization                          --           .03            --           .04

  Tax effect                                     --          (.01)           --          (.01)
                                              -----         -----         -----         -----
  Adjusted net income (loss)                 ($ .64)        $ .13        ($ .48)        $ .26
                                              =====         =====         =====         =====

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES
                    =======================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF QUARTERS ENDED JUNE 30, 2002 AND JUNE 30, 2001

         Consolidated revenues increased 14.9%, from $16,246,176 to $18,666,396. Revenues from pneumatic tools and related equipment increased 2.3%, from $9,476,009 to $9,691,652, due primarily to strong sales of a June promotion at a major customer and the launch of two new product lines. This was partially offset by the sale of a product line in the second quarter of 2001 that did not repeat in 2002. Selling prices of pneumatic tools and related equipment were virtually unchanged from the second quarter of 2001 with the exception of prices to one significant customer which were reduced by an average of 16%. Revenues from hardware increased 226.7%, from $1,170,299 to $3,822,901, due primarily to the acquisition of Nationwide on May 3, 2002. Revenues from hydraulic cylinders and other equipment decreased 8.1%, from $3,445,946 to $3,165,181, due primarily to the phasing out of a major customer in the first quarter. Selling prices of hydraulic cylinders were unchanged from the second quarter of 2001. Revenues from heating products decreased 7.8%, from $2,153,922 to $1,986,662, due primarily to weakness in the commercial and radiant businesses. Selling prices of heating products were unchanged from the second quarter of 2001.

         Consolidated gross profit, as a percentage of revenues, increased from 31.6% to 32.9%. Gross profit from pneumatic tools and related equipment increased from 40.1% to 41.5%, due primarily to the weakening of the Japanese yen and productivity improvements that were offset somewhat by a price reduction to a major customer in the second half of 2001. Gross profit from hardware increased from 27.2% to 32.6%, due primarily to the addition of Nationwide's higher margin OEM business now included in the product mix. Gross profit from hydraulic cylinders and other equipment increased from 7.6% to 9.0%, due primarily to a change in product mix. Gross profit from heating products decreased from 34.9% to 29.9%, due primarily to the inability to reduce fixed expenses in line with the volume decreases, as well as to a change in product mix.

         Consolidated selling, general and administrative expenses increased 4.7%, from $4,224,741 to $4,424,727, due primarily to the addition of these expenses at Nationwide, partially offset by major cost cutting efforts across all of the facilities. Interest expense decreased 31.0%, from $235,894 to $162,650, as a result of a decrease in the Company's average interest rate on its borrowings.

         The effective tax rates for the quarters ended June 30, 2002 and 2001 were 38.4% and 38.3%, respectively.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES
                    =======================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

         Consolidated revenues increased 6.2%, from $33,689,940 to $35,763,115. Revenues from pneumatic tools and related equipment increased ..3%, from $19,646,442 to $19,700,562. This marginal increase was the result of several factors. Strong sales of a June promotion at a major customer and the launch of two new product lines was almost entirely offset by the sale of a product line in the second quarter of 2001 that did not repeat in 2002 and weakness across all customers with the exception of the largest two. Selling prices of pneumatic tools and related equipment were virtually unchanged from the second quarter of 2001 with the exception of prices to one significant customer, which were reduced by an average of 16%. Revenues from hardware increased 128.7%, from $2,311,715 to $5,287,180, due primarily to the acquisition of Nationwide. Selling prices of hardware products were unchanged from the six months ended June 30, 2001. Revenues from hydraulic cylinders and other equipment decreased 14.4%, from $7,606,788 to $6,508,356, due primarily to the phasing out of a major customer in the first quarter. Selling prices of hydraulic cylinders and other equipment were virtually unchanged from the six months ended June 30, 2001. Revenues from heating products increased 3.4%, from $4,124,995 to $4,267,017, as increases in sales of residential products were partially offset by decreases in sales of commercial and radiant products. Selling prices of heating products were unchanged from the six months ended June 30, 2001.

         Consolidated gross profit, as a percentage of revenues, increased from 30.6% to 31.4%. Gross profit from pneumatic tools and related equipment increased from 38.1% to 39.1%, due primarily to the weakening of the Japanese yen and productivity improvements that were partially offset by a price reduction to a major customer in the second half of 2001. Gross profit from hardware increased from 26.9% to 30.5%, due primarily to the addition of Nationwide's higher margin OEM business now included in the product mix. Gross profit from hydraulic cylinders and other equipment decreased from 10.4% to 9.1%, due primarily to the decrease in revenues, which reduced coverage of fixed expenses. Gross profit from heating products decreased from 34.8% to 31.1%, due primarily to a less profitable product mix and an increase in overhead expenses.

         Consolidated selling, general and administrative expenses increased ..9%, from $8,439,661 to $8,513,790, due primarily to the addition of these expenses at Nationwide, partially offset by major cost cutting efforts across all of the facilities. Interest expense decreased 47.7%, from $505,966 to $264,422, as a result of decreases in both the average outstanding balance of the Company's borrowings and the average interest rate on these borrowings.

         The effective tax rates for the six months ended June 30, 2002 and 2001 were 38.5% and 38.6%, respectively.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES
                    =======================================

LIQUIDITY AND CAPITAL RESOURCES

         The Company gauges its liquidity and financial stability by the measurements shown in the following table (dollar amounts in thousands):

                              JUNE 30,     DECEMBER 31,     JUNE 30,
                                2002           2001           2001
                           -------------   ------------   ------------
    Working Capital          $  22,010      $  21,010      $  19,933
    Current Ratio            3.02 to 1      3.71 to 1      2.49 to 1
    Shareholders' Equity     $  32,401      $  34,228      $  33,483

         During the six months ended June 30, 2002, gross accounts receivable decreased by approximately $267,000, with decreases of approximately $592,000, $42,000 and $18,000 at Florida Pneumatic, Embassy and Green, respectively, being partially offset by an increase of approximately $385,000 at Countrywide. The decreases in accounts receivable at Florida Pneumatic and Green were due primarily to the timing of receipts from customers. The decrease in accounts receivable at Embassy was consistent with the decrease in revenues between the fourth quarter of 2001 and the second quarter of 2002. The increase in accounts receivable at Countrywide was due to increased sales volume.

         During the six months ended June 30, 2002, inventories increased by approximately $185,000, with increases of approximately $267,000, $161,000 and $102,000 at Embassy, Countrywide and Green, respectively, being partially offset by a decrease of approximately $345,000 at Florida Pneumatic. The increase in inventories at Embassy was the result of initial stocking of new items at its Franklin division, as well as preparation for the busy season for the heating business. The increase at Countrywide was primarily due to overall growth in the business. The increase at Green was due primarily to the receipt in June of a major shipment of materials for the agricultural products line. The decrease in inventory at Florida Pneumatic was primarily the result of an unexpected increase in sales of some items whose inventory has yet to be replenished and lower purchases for domestically manufactured products.

         During the six months ended June 30, 2002, short-term borrowings increased by $500,000, primarily to fund working capital changes and capital expenditures. During the six months ended June 30, 2002, accounts payable increased by approximately $964,000, with increases of approximately $876,000, $312,000 and $49,000 at Florida Pneumatic, Green and Countrywide, respectively, being partially offset by a decrease at Embassy of approximately $273,000. The increase at Florida Pneumatic was due primarily to the timing of purchases. The increase at Green was due primarily to the buildup of agricultural product noted above and the timing of payments. The increase at Countrywide was due primarily to the growth in business. The decrease at Embassy was due primarily to the timing of payments.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES
                     =======================================

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

         On August 1, 2002, the Company renewed its credit agreement, as amended, with Citibank through July 26, 2003. This agreement provides the Company with various credit facilities, including revolving credit loans, term loans for acquisitions and a foreign exchange line. The revolving credit loan facility provides a total of $12,000,000, with various sublimits, for direct borrowings, letters of credit, bankers' acceptances and equipment loans. At June 30, 2002, there was $2,500,000 outstanding against the revolving credit loan facility. There were no commitments for letters of credit at June 30, 2002.

         The term loan facility provides a commitment of $15,000,000 to finance acquisitions subject to the lending bank's approval. There was a balance outstanding against this facility at June 30, 2002 of $10,000,000 as a result of the acquisition of Nationwide. There was also a standby letter of credit totalling approximately $510,000 outstanding against this facility at June 30, 2002. This standby letter of credit was used to secure the Economic Development Revenue Bond assumed as part of the acquisition of Green.

         The foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding at June 30, 2002 was approximately $930,000.

         The Company's credit agreement is subject to annual review by the lending bank. Under this agreement, the Company is required to adhere to certain financial covenants. As a result of both the increased borrowings resulting from the acquisition of Nationwide and the cumulative effect of the change in accounting principle, the Company was not in compliance with all of these covenants at June 30, 2002 and for the six months then ended. The lending bank has granted a waiver regarding these covenants.

         Capital spending for the six months ended June 30, 2002 was approximately $3,363,000, including $2,500,000 for the purchase of the real property and the improvements thereon in which Nationwide conducts its business. The total amount was provided from working capital. Capital expenditures for the rest of 2002 are expected to total approximately $500,000, some of which may be financed through the Company's credit facilities. Included in the expected total for the rest of 2002 are capital expenditures relating to new products, expansion of existing product lines and replacement of old equipment.

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

         The value of the U.S. dollar affects the Company's financial results. Changes in exchange rates may positively or negatively affect the Company's gross margins and operating expenses. The Company engages in hedging programs aimed at mitigating the impact of currency fluctuations. Using primarily forward exchange contracts, the Company hedges some of those transactions that, when remeasured according to accounting principles generally accepted in the United States of America, impact the income statement. Factors that could impact the effectiveness of the Company's programs include volatility of the currency markets and availability of hedging instruments. All currency contracts that are entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation. The Company does not buy or sell financial instruments for trading purposes. Although the Company maintains these programs to reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a weakening exchange rate against currencies in which the Company incurs costs, the Company's costs are adversely affected. At June 30, 2002, the Company held open hedge forward contracts to deliver approximately $930,000 of Japanese yen. The potential loss in value of the Company's net investment in foreign currency forward contracts resulting from a hypothetical 10 percent adverse change in foreign currency exchange rates at June 30, 2002 is approximately $103,000.

PART II - OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS
         The Company is a defendant or co-defendant in various actions brought about in the course of conducting its business. The Company has accrued approximately $360,000 for possible liability relating to these actions.


ITEM 2.  CHANGES IN SECURITIES
         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         At June 30, 2002 and for the period then ended, the Company was not in compliance with all of the financial covenants contained in its credit agreement with the lending bank. The Company has received a waiver from the lending bank regarding these covenants.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         On May 29, 2002, the Registrant held its Annual Meeting of Stockholders, at which three proposals were voted upon: (i) Election of Directors; (ii) the Approval of the 2002 Stock Incentive Plan; and
         (iii) the Appointment of Auditors.

         The following persons were duly elected to serve, subject to the Company's Bylaws, as directors of the Registrant until the 2005 Annual Meeting of Stockholders, or until election and qualification of their successor(s):

                                            Votes       Votes       Votes
                                          in favor     against    abstained
                                          ---------    -------    ---------
                    Robert L. Dubofsky    2,898,334    404,335            0
                    Neil Novikoff         2,898,354    404,315            0
                    Marc A. Utay          2,898,354    404,315            0

         The terms of office of Alan I. Goldberg, Richard A. Horowitz, Sidney Horowitz, Arthur Hug, Jr., Dennis Kalick and Robert M. Steinberg as directors of the Registrant continued after the Annual Meeting of Stockholders.

         The 2002 Stock Incentive Plan was approved by 1,496,953 votes in favor and 1,267,230 votes against, with 20,463 votes abstained.

         The appointment of BDO Seidman, LLP as the Company's Auditors was ratified by 3,271,884 votes in favor and 15,502 votes against, with 15,283 votes abstained.

         There were no broker non-votes pertaining to these proposals.

---------------------------------------


ITEM 5.  OTHER INFORMATION
         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)      Exhibits
                  See "Exhibit Index" immediately following the signature page.

         (b)      Reports on Form 8-K
                  A report on Form 8-K was filed by the Registrant regarding the acquisition of the outstanding capital stock of Nationwide Industries, Inc. The date of the report was May 3, 2002.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      P & F INDUSTRIES, INC.
                                      (Registrant)


                                      By    /s/ Joseph A. Molino, Jr.
                                         -------------------------------
                                               Joseph A. Molino, Jr.
                                                  Vice President
Dated: August 14, 2002                    (Principal Financial Officer)

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

2.2      Stock Purchase Agreement, dated as of May 3, 2002, by and between Mark
         C. Weldon and the Registrant (Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated May 3, 2002). Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish supplementally a copy of any exhibit or schedule omitted from the Asset Purchase Agreement to the Securities and Exchange Commission upon request.

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

4.8 Amendment No. 5 to Credit Agreement, dated as of May 3, 2002, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, a Florida corporation, Embassy Industries, Inc., a New York corporation, Green Manufacturing, Inc., a Delaware corporation, and Citibank, N.A. (successor-in-interest to European American Bank), a New York banking corporation. (Incorporated by reference to Exhibit 4.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

                                  EXHIBIT INDEX
                                   (CONTINUED)

EXHIBIT
NO.
---

4.9 Amendment No. 6 to Credit Agreement, dated as of June 13, 2002, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, a Florida corporation, Embassy Industries, Inc., a New York corporation, Green Manufacturing, Inc., a Delaware corporation, and Citibank, N.A. (successor-in-interest to European American Bank), a New York banking corporation.

4.10 Amendment No. 7 to Credit Agreement, dated as of August 1, 2002, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, a Florida corporation, Embassy Industries, Inc., a New York corporation, Green Manufacturing, Inc., a Delaware corporation, Countrywide Hardware, Inc., a Delaware corporation, and Nationwide Industries, Inc., a Florida corporation and Citibank, N.A. (successor-in-interest to European American Bank), a New York banking corporation.

4.11 Certain instruments defining the rights of holders of the long-term debt securities of the Registrant are omitted pursuant to Section
         (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant agrees to furnish supplementally copies of these instruments to the Commission upon request.

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

10.3 Executive Incentive Bonus Plan of the Registrant (Incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.4 2002 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 4.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

                                  EXHIBIT INDEX
                                   (CONTINUED)

EXHIBIT
NO.
---

10.5 Sale and Purchase Agreement, made as of the 1st day of May 2002, between W. I. Commercial Properties, Inc., a Florida corporation and Countrywide Hardware, Inc., a Delaware corporation.

99.1 Certification of Richard A. Horowitz, Chief Executive Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 OF the Sarbanes-Oxley Act of 2002

99.2 Certification of Joseph A. Molino, Jr., Chief Financial Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
         Section 906 OF the Sarbanes-Oxley Act of 2002