Form 10-Q
period 2002-09-30
P&F INDUSTRIES INC
filed 2002-11-13
CIK 75340

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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

                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
YES /X/   NO / /

     As of November 12, 2002, there were 3,514,322 shares of the registrant's Class A Common Stock outstanding.

                             P & F INDUSTRIES, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I

Item 1.   Financial Statements (unaudited)

            Consolidated Balance Sheets as of
              September 30, 2002 and December 31, 2001                   1 - 2

            Consolidated Statements of Operations
              for the three and nine months ended
              September 30, 2002 and 2001                                3 - 4

            Consolidated Statement of Shareholders' Equity
              for the nine months ended September 30, 2002                   5

            Consolidated Statements of Cash Flows for the
              nine months ended September 30, 2002 and 2001              6 - 7

            Notes to Consolidated Financial Statements                  8 - 19

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        20 - 27

Item 3.   Quantitative and Qualitative Disclosures About
            Market Risk                                                     27

Item 4.   Controls and Procedures                                           28

PART II

Item 1.   Legal Proceedings                                                 29

Item 2.   Changes in Securities and Use of proceeds                         29

Item 3.   Defaults Upon Senior Securities                                   29

Item 4.   Submission of Matters to a Vote of Security Holders               29

Item 5.   Other Information                                                 29

Item 6.   Exhibits and Reports on Form 8-K                                  29

SIGNATURES                                                                  30

CERTIFICATIONS                                                         31 - 32

EXHIBIT INDEX                                                          33 - 36

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         2002           2001
                                                     -------------  ------------
   ASSETS
CURRENT:
  Cash                                               $     873,084  $    507,833
  Accounts receivable, less allowance for possible
    losses of $450,418 in 2002 and $404,557 in
    2001                                                12,846,165     9,729,605
  Inventories (Note 2)                                  22,981,501    17,223,225
  Deferred income taxes                                    580,000       580,000
  Prepaid expenses and other                             1,078,943       723,538
                                                     -------------  ------------
      TOTAL CURRENT ASSETS                              38,359,693    28,764,201
                                                     -------------  ------------

PROPERTY AND EQUIPMENT (Notes 3 and 7):
  Land                                                   1,582,938     1,182,938
  Buildings and improvements                             8,724,110     6,291,225
  Machinery and equipment                               14,462,782    12,728,582
                                                     -------------  ------------
                                                        24,769,830    20,202,745
  Less accumulated depreciation and amortization        11,077,811     9,901,650
                                                     -------------  ------------
      NET PROPERTY AND EQUIPMENT                        13,692,019    10,301,095
                                                     -------------  ------------

DEFERRED INCOME TAXES                                    1,513,000            --

GOODWILL, net of accumulated amortization of
  $1,419,274 in 2002 and $2,163,347 in 2001 (Notes
  5, 7 and 8)                                            8,475,449     7,301,611

OTHER ASSETS, net of accumulated amortization of
  $394,599 in 2002 and $160,049 in 2001 (Note 7)         2,530,601       102,615
                                                     -------------  ------------
      TOTAL ASSETS                                   $  64,570,762  $ 46,469,522
                                                     =============  ============

    See accompanying notes to consolidated financial statements (unaudited).

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                   (CONTINUED)

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         2002           2001
                                                     -------------  ------------
   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term borrowings                              $   5,000,000  $  2,000,000
  Accounts payable                                       5,371,472     1,981,368
  Accruals:
    Compensation                                         1,708,619     1,512,141
    Other                                                2,478,683     1,947,143
  Deferred income taxes                                    256,700            --
  Current maturities of long-term debt (Notes 3
    and 7)                                               1,289,970       313,075
                                                     -------------  ------------
      TOTAL CURRENT LIABILITIES                         16,105,444     7,753,727

LONG-TERM DEBT, less current maturities (Notes 3
  and 7)                                                14,437,056     3,548,945

DEFERRED INCOME TAXES                                      761,000       939,000
                                                     -------------  ------------
      TOTAL LIABILITIES                                 31,303,500    12,241,672
                                                     -------------  ------------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 7)
SHAREHOLDERS' EQUITY (Note 4):
  Preferred stock - $10 par;
    authorized - 2,000,000 shares;
    no shares outstanding                                       --            --
  Common stock:
    Class A - $1 par; authorized - 7,000,000
      shares; issued - 3,690,367 and 3,677,593
      shares                                             3,690,367     3,677,593
    Class B - $1 par; authorized - 2,000,000
      shares; no shares issued or outstanding                   --            --
  Additional paid-in capital                             8,540,528     8,464,139
  Retained earnings                                     22,424,332    23,373,283
  Treasury stock, at cost (173,445 and
    157,445 shares)                                     (1,387,965)   (1,287,165)
                                                     -------------  ------------
      TOTAL SHAREHOLDERS' EQUITY                        33,267,262    34,227,850
                                                     -------------  ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $  64,570,762  $ 46,469,522
                                                     =============  ============

    See accompanying notes to consolidated financial statements (unaudited).

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                        ---------------------------   ----------------------------
                                            2002           2001           2002            2001
                                        ------------   ------------   ------------    ------------
REVENUES (Notes 5 and 7):
  Net sales                             $ 20,915,289   $ 16,011,708   $ 56,351,585    $ 49,262,386
  Other                                      167,220        437,150        494,039         876,412
                                        ------------   ------------   ------------    ------------
                                          21,082,509     16,448,858     56,845,624      50,138,798
                                        ------------   ------------   ------------    ------------

COSTS AND EXPENSES:
  Cost of sales                           14,864,251     11,380,596     39,388,993      34,745,361
  Selling, general and administrative      4,679,836      4,102,867     13,193,626      12,542,528
  Interest - net                             233,416        174,019        497,838         679,985
                                        ------------   ------------   ------------    ------------
                                          19,777,503     15,657,482     53,080,457      47,967,874
                                        ------------   ------------   ------------    ------------

INCOME BEFORE TAXES ON INCOME AND
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                     1,305,006        791,376      3,765,167       2,170,924

TAXES ON INCOME                              528,000        303,000      1,475,000         835,000
                                        ------------   ------------   ------------    ------------

INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE             777,006        488,376      2,290,167       1,335,924

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR GOODWILL, NET OF
  TAXES OF $1,668,000 (Note 8)                    --             --     (3,239,118)             --
                                        ------------   ------------   ------------    ------------

NET INCOME (LOSS)                       $    777,006   $    488,376   $   (948,951)   $  1,335,924
                                        ============   ============   ============    ============

    See accompanying notes to consolidated financial statements (unaudited).

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                               SEPTEMBER 30,                 SEPTEMBER 30,
                                        ---------------------------   ----------------------------
                                             2002           2001          2002             2001
                                        ------------   ------------   ------------    ------------
Weighted average common shares
  outstanding (Note 6):
    Basic                                  3,516,519      3,553,974      3,510,820       3,561,636

    Diluted                                3,580,074      3,626,007      3,583,039       3,636,216

Earnings (loss) per share of common
  stock (Note 6):

  Basic:
    Income before cumulative effect
      of change in accounting
      principle                         $        .22   $        .14   $        .65    $        .38

    Cumulative effect of change in
      accounting principle, net of
      taxes                                       --             --           (.92)             --
                                        ------------   ------------   ------------    ------------

    Net income (loss)                   $        .22   $        .14   $       (.27)   $        .38
                                        ============   ============   ============    ============

  Diluted:
    Income before cumulative effect
      of change in accounting
      principle                         $        .22   $        .13   $        .64    $        .37

    Cumulative effect of change in
      accounting principle, net of
      taxes                                       --             --           (.90)             --
                                        ------------   ------------   ------------    ------------

    Net income (loss)                   $        .22   $        .13   $       (.26)   $        .37
                                        ============   ============   ============    ============

    See accompanying notes to consolidated financial statements (unaudited).

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                        ADDITIONAL
                                           COMMON        PAID-IN        RETAINED        TREASURY
                                           STOCK         CAPITAL        EARNINGS         STOCK
                                        ------------   ------------   ------------    ------------
Balance, January 1, 2002                $  3,677,593   $  8,464,139   $ 23,373,283    $ (1,287,165)

Net loss for the nine months ended
  September 30, 2002                              --             --       (948,951)             --

Purchase of Class A Common Stock
  (Note 4)                                        --             --             --        (100,800)

Issuance of Class A Common Stock
  (Note 4)                                    12,774         76,389             --              --
                                        ------------   ------------   ------------    ------------
Balance, September 30, 2002             $  3,690,367   $  8,540,528   $ 22,424,332    $ (1,387,965)
                                        ============   ============   ============    ============

    See accompanying notes to consolidated financial statements (unaudited).

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                     ---------------------------
                                                         2002           2001
                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $   (948,951)  $  1,335,924
                                                     ------------   ------------
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Cumulative effect of change in accounting
        for goodwill - net of taxes                     3,239,118             --
      Depreciation and amortization                     1,176,161      1,080,502
      Amortization of intangible assets                   234,550        257,056
      Issuance of Class A Common Stock                     89,163             --
      (Gain) on disposal of fixed assets                       --         (3,089)
      Provision for losses on accounts receivable
        - net                                               5,861          5,958
      Deferred income taxes                               (23,000)            --
  Decrease (increase) - net of acquisition of
   Nationwide Industries, Inc.:
    Accounts receivable                                (1,989,694)       609,075
    Inventories                                        (2,882,772)     2,613,741
    Prepaid expenses and other                           (354,145)      (111,496)
    Other assets                                               --          5,046
  Increase (decrease) - net of acquisition of
   Nationwide Industries, Inc.:
    Accounts payable                                    2,685,922       (294,731)
    Accruals and other                                    158,542        435,636
                                                     ------------   ------------
      Total adjustments                                 2,339,706      4,597,698
                                                     ------------   ------------
        Net cash provided by operating activities       1,390,755      5,933,622
                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                 (3,707,085)      (741,182)
  Payments for acquisition of Nationwide
    Industries, Inc. - net of $2,920 cash acquired    (10,448,794)            --
  Payments for acquisition-related expenses            (1,198,831)            --
                                                     ------------   ------------
        Net cash used in investing activities         (15,354,710)      (741,182)
                                                     ------------   ------------

    See accompanying notes to consolidated financial statements (unaudited).

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (CONTINUED)

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                     ---------------------------
                                                         2002           2001
                                                     ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings                   4,000,000      3,500,000
  Repayments of short-term borrowings                  (1,435,000)    (8,500,000)
  Proceeds from mortgage                                2,024,000             --
  Proceeds from term loan                              11,500,000             --
  Principal payments on long-term debt                 (1,658,994)      (105,746)
  Purchase of Class A Common Stock                       (100,800)      (410,545)
                                                     ------------   ------------
        Net cash provided by (used in) financing
          activities                                   14,329,206     (5,516,291)
                                                     ------------   ------------

NET INCREASE (DECREASE) IN CASH                           365,251       (323,851)

CASH AT BEGINNING OF PERIOD                               507,833        388,422
                                                     ------------   ------------

CASH AT END OF PERIOD                                $    873,084   $     64,571
                                                     ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:

      Income taxes                                   $  1,282,500   $    541,000
                                                     ============   ============

      Interest                                       $    443,834   $    721,669
                                                     ============   ============

    See accompanying notes to consolidated financial statements (unaudited).

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
     The unaudited consolidated financial statements contained herein include the accounts of P & F Industries, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

     P & F Industries, Inc. ("P & F") conducts business operations through its four wholly-owned subsidiaries; Florida Pneumatic Manufacturing Corporation ("Florida Pneumatic"), Green Manufacturing, Inc. ("Green"), Embassy Industries, Inc. ("Embassy") and Countrywide Hardware, Inc. ("Countrywide"). P & F and its subsidiaries are herein referred to collectively as the "Company".

     Florida Pneumatic is engaged in the importation, manufacture and sale of pneumatic hand tools, primarily for the industrial and retail markets, and the importation and sale of compressor air filters. Florida Pneumatic also markets, through its Berkley Tool division ("Berkley"), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely-used brand of pipe cutting and threading machines. Green is engaged primarily in the manufacture, development and sale of heavy-duty welded custom designed hydraulic cylinders. Green also manufactures a line of access equipment for the petro-chemical industry and a line of post hole digging equipment for the agricultural industry. Embassy is engaged in the manufacture and sale of baseboard heating products and the importation and sale of radiant heating systems. Embassy also imports a line of door and window hardware items through its Franklin hardware division ("Franklin"). Countrywide, through its subsidiary, Nationwide Industries, Inc. ("Nationwide"), imports and manufactures door, window and fencing hardware for OEM's throughout the United States. Note 5 of the Notes to Consolidated Financial Statements (unaudited) presents financial information for the segments of the Company's business.

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

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

BASIS OF FINANCIAL STATEMENT PRESENTATION (CONTINUED)

     The consolidated balance sheet information as of December 31, 2001 was derived from the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The interim financial statements contained herein should be read in conjunction with that Report.

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

EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is based only on the average number of shares of the Company's Class A Common Stock outstanding for the period. Diluted earnings (loss) per share reflects the effect of shares of Class A Common Stock issuable upon the exercise of options or warrants.

     Diluted earnings (loss) per share is computed using the treasury stock method. Under this method, the aggregate number of shares of common stock outstanding reflects the assumed use of proceeds from the hypothetical exercise of any outstanding options or warrants to purchase shares of Class A Common Stock, unless the effect on earnings (loss) is antidilutive. The average market value for the period is used as the assumed purchase price.

NOTE 2 - INVENTORIES

     Major classes of inventory were as follows:

                                                            SEPTEMBER 30,  DECEMBER 31,
                                                                2002           2001
                                                            -------------  ------------
       Raw materials and supplies                           $  3,765,333   $  3,122,061
       Work in process                                           888,128        740,036
       Finished goods                                         18,328,040     13,361,128
                                                            ------------   ------------
                                                            $ 22,981,501   $ 17,223,225
                                                            ============   ============

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - LONG-TERM DEBT

     Long-term debt consists of:

                                                                 SEPTEMBER 30,  DECEMBER 31,
                                                                     2002           2001
                                                                 -------------  ------------
   Term loan - payments of interest only are due
     monthly through May 2003. Principal amount
     outstanding at June 1, 2003 to be paid in equal
     quarterly installments (plus interest at LIBOR
     plus 175 basis points) from June 2003 through
     March 2009                                                  $  10,000,000  $         --
   Mortgage loan - $11,244 payable monthly (plus
     interest at LIBOR plus 155 basis points) through
     May 2009(a)                                                     1,979,022            --
   Mortgage loan - $17,438 payable monthly (including
     interest at 8.16%) through May 2006, when a final
     payment of approximately $1,435,000 is due(a)                   1,714,732     1,765,004
   Mortgage loan - $16,388 payable monthly (including
     interest at 7.09%) through March 2014(a)                        1,528,272     1,592,016
   Economic Development Revenue Bond - payable yearly
     in various principal amounts (plus interest at
     variable rates) through November 2004(b)                          505,000       505,000
                                                                 -------------  ------------
                                                                    15,727,026     3,862,020
   Less current maturities                                           1,289,970       313,075
                                                                 -------------  ------------
                                                                 $  14,437,056  $  3,548,945
                                                                 =============  ============

----------
     (a) These mortgages payable are collateralized and relate to the land and buildings of the Company's subsidiaries.

     (b) This bond was assumed by the Company as part of the acquisition of Green and is secured by a standby letter of credit.

     The term loan facility, which is part of the Company's credit agreement with a bank, provides a commitment of $15,000,000 to finance acquisitions subject to the lending bank's approval. The Company borrowed $11,500,000 against this facility to finance the acquisition of Nationwide Industries, Inc., described in Note 7, and there was $10,000,000 outstanding against this facility at September 30, 2002. There was also a standby letter of credit totaling approximately $510,000 outstanding against this facility at September 30, 2002. This standby letter of credit is used to secure the Economic Development Revenue Bond assumed as part of the acquisition of Green.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - CAPITAL STOCK TRANSACTIONS

     During the nine months ended September 30, 2002, the Company purchased 16,000 shares of Class A Common Stock, at a cost of $100,800.

     On July 12, 2002, the Company issued to various employees options to purchase an aggregate of 221,100 shares of Class A Common Stock.

     On July 12, 2002, the Company issued to the Chief Executive Officer of the Company 12,774 unrestricted shares of Class A Common Stock. The Company recorded the fair market value of these shares as of the date of issuance, $89,163, as compensation expense.

     On October 14, 2002, the Company extended until September 30, 2003 its program to repurchase shares of Class A Common Stock.

NOTE 5 - SEGMENTS OF BUSINESS

     The following tables present financial information by segment for the periods ended September 30, 2002 and 2001. Segment profit (loss) excludes general corporate expenses, interest expense and income taxes. There were no intersegment revenues.

                                     PNEUMATIC
                                     TOOLS AND
 THREE MONTHS ENDED        CON-       RELATED    HYDRAULIC              HEATING
   SEPTEMBER 30, 2002    SOLIDATED   EQUIPMENT   CYLINDERS   HARDWARE   PRODUCTS
---------------------    ---------   ---------   ---------   --------   --------
   (In thousands)
 Revenues from
   external customers    $  21,083   $  11,221   $   2,980   $  4,637   $  2,245
                         =========   =========   =========   ========   ========

 Segment profit (loss)   $   2,427   $   1,862   $    (216)  $    822   $    (41)
                         =========   =========   =========   ========   ========

                                     PNEUMATIC
                                     TOOLS AND
 THREE MONTHS ENDED        CON-       RELATED    HYDRAULIC              HEATING
   SEPTEMBER 30, 2001    SOLIDATED   EQUIPMENT   CYLINDERS   HARDWARE   PRODUCTS
---------------------    ---------   ---------   ---------   --------   --------
   (In thousands)
Revenues from
   external customers    $  16,449   $   9,135   $   3,508   $  1,227   $  2,579
                         =========   =========   =========   ========   ========

 Segment profit (loss)   $   1,622   $   1,603   $    (139)  $     45   $    113
                         =========   =========   =========   ========   ========

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 - SEGMENTS OF BUSINESS (CONTINUED)

                                     PNEUMATIC
                                     TOOLS AND
 NINE MONTHS ENDED          CON-      RELATED    HYDRAULIC              HEATING
   SEPTEMBER 30, 2002    SOLIDATED   EQUIPMENT   CYLINDERS   HARDWARE  PRODUCTS
---------------------    ---------   ---------   ---------   --------  --------
   (In thousands)
Revenues from
  external customers     $  56,846   $  30,922   $   9,488   $  9,924  $  6,512
                         =========   =========   =========   ========  ========

Segment profit (loss)    $   6,761   $   5,756   $    (488)  $  1,410  $     83
                         =========   =========   =========   ========  ========

Cumulative effect
  of change in
  accounting
  principle              $  (3,239)  $      --   $  (3,239)  $     --  $     --
                         =========   =========   =========   ========  ========

                                     PNEUMATIC
                                     TOOLS AND
 NINE MONTHS ENDED          CON-      RELATED    HYDRAULIC              HEATING
   SEPTEMBER 30, 2001    SOLIDATED   EQUIPMENT   CYLINDERS   HARDWARE  PRODUCTS
---------------------    ---------   ---------   ---------   --------  --------
   (In thousands)
Revenues from
  external customers     $  50,139   $  28,782   $  11,115   $  3,538  $  6,704
                         =========   =========   =========   ========  ========

 Segment profit (loss)   $   5,004   $   4,869   $    (260)  $    108  $    287
                         =========   =========   =========   ========  ========

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 - SEGMENTS OF BUSINESS (CONTINUED)

     The reconciliation of combined operating profits for reportable segments to consolidated income before income taxes and cumulative effect of change in accounting principle is as follows:

                                                 THREE MONTHS ENDED
                                                    SEPTEMBER 30,
                                              -------------------------
                                                 2002         2001
                                              -----------   -----------
   Total profit for reportable segments       $ 2,427,229   $ 1,622,305

   General corporate expenses                    (888,807)     (656,910)

   Interest expense - net                        (233,416)     (174,019)
                                              -----------   -----------
   Income before taxes and
     cumulative effect of change
     in accounting principle                  $ 1,305,006   $   791,376
                                              ===========   ===========

                                                   NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                              ---------------------------
                                                 2002         2001
                                              ------------   ------------
   Total profit for reportable segments       $  6,760,997   $  5,003,953

   General corporate expenses                   (2,497,992)    (2,153,044)

   Interest expense - net                         (497,838)      (679,985)
                                              ------------   ------------
   Income before taxes and
     cumulative effect of change
     in accounting principle                  $  3,765,167   $  2,170,924
                                              ============   ============

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 - EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per common share:

                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                             SEPTEMBER 30,             SEPTEMBER 30,
                                       ------------------------  ------------------------
                                           2002         2001         2002         2001
                                       -----------  -----------  -----------  -----------
  Numerator:
    Numerator for basic and diluted
      earnings (loss) per common
      share - income (loss) available
      to common shareholders           $   777,006  $   488,376  $  (948,951) $ 1,335,924
                                       ===========  ===========  ===========  ===========

  Denominator:
    Denominator for basic
      earnings (loss) per common
      share - weighted average
      common shares outstanding          3,516,519    3,553,974    3,510,820    3,561,636

    Effect of dilutive securities:
      Common stock options                  63,555       72,033       72,219       74,580
                                       -----------  -----------  -----------  -----------
    Denominator for diluted
      earnings per common
      share - adjusted weighted
      average common shares and
      assumed conversions                3,580,074    3,626,007    3,583,039    3,636,216
                                       ===========  ===========  ===========  ===========

     There were outstanding during the periods ended September 30, 2002 and 2001 stock options whose exercise prices were higher than the average market values for the respective periods. These options are anti-dilutive and are excluded from the computation of earnings (loss) per share. The weighted average anti-dilutive options outstanding were as follows:

                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                             SEPTEMBER 30,             SEPTEMBER 30,
                                       ------------------------  ------------------------
                                           2002         2001         2002         2001
                                       -----------  -----------  -----------  -----------
Weighted average anti-dilutive
  stock options outstanding                189,000      189,000      189,000      189,000
                                       ===========  ===========  ===========  ===========

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 - EARNINGS (LOSS) PER SHARE (CONTINUED)

                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                             SEPTEMBER 30,             SEPTEMBER 30,
                                       ------------------------  ------------------------
                                           2002         2001         2002         2001
                                       -----------  -----------  -----------  -----------
  Earnings (loss) per common share:
    Basic:
      Income before cumulative
        effect of change in
        accounting principle           $       .22  $       .14  $       .65  $       .38

      Cumulative effect of change
        in accounting principle                 --           --         (.92)          --
                                       -----------  -----------  -----------  -----------

      Net income (loss)                $       .22  $       .14  $      (.27) $       .38
                                       ===========  ===========  ===========  ===========

    Diluted:
      Income before cumulative
        effect of change in
        accounting principle           $       .22  $       .13  $       .64  $       .37

      Cumulative effect of change
        in accounting principle                 --           --         (.90)          --
                                       -----------  -----------  -----------  -----------

      Net income (loss)                $       .22  $       .13  $      (.26) $       .37
                                       ===========  ===========  ===========  ===========

NOTE 7 - ACQUISITION

     On May 3, 2002, Countrywide acquired all of the stock of Nationwide for approximately $10,452,000, plus acquisition costs and working capital adjustments of approximately $750,000. Nationwide is engaged in the business of importing and manufacturing door, window and fencing hardware. This acquisition was financed through the term loan facility available under the Company's credit agreement. In addition to the cash paid at the closing, Nationwide's previous owner is entitled to contingent payments of 30% of the excess of Nationwide's earnings before interest and taxes over $2,500,000, for each of the five twelve-month periods subsequent to the acquisition date, which contingent payments will be treated as additions to goodwill.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - ACQUISITION(CONTINUED)

     On May 24, 2002, in connection with the acquisition of Nationwide, Countrywide also purchased, for $2,500,000, the real property and the improvements thereon in which Nationwide conducts its business.

     The unaudited consolidated financial statements presented in this report include the combined results of operations of Countrywide and Nationwide for the period from May 4, 2002 through September 30, 2002.

     The following table summarizes the unaudited estimated fair value of the assets acquired and the liabilities assumed in connection with the acquisition of Nationwide. The Company obtained third party valuations for the property, plant and equipment and intangible assets (i.e., employment agreement and customer list).

     (AMOUNTS IN THOUSANDS)

     Current assets                         $  4,015
     Property, plant and equipment               860
     Employment agreement                        760
     Customer list                             1,900
     Goodwill                                  5,632
                                            --------

     Total assets acquired                    13,167
                                            --------

     Current liabilities                      (1,965)
                                            --------

     Total liabilities assumed                (1,965)
                                            --------

     Net assets acquired                    $ 11,202
                                            ========

     The employment agreement and the customer list have each been assigned a useful life of five years. The amortization of these intangible assets is not deductible for tax purposes.

     Amortization expense for intangible assets subject to amortization was approximately $222,000 for the period ended September 30, 2002. Amortization expense for each of the years in the five-year period ending December 31, 2006 is estimated to be approximately $355,000 in 2002, $532,000 in 2003 through 2006, and approximately $177,000 in 2007.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - ACQUISITION (CONTINUED)

     The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and Countrywide (combined with Nationwide), as though the acquisition of Nationwide had been made January 1, 2001. The pro forma amounts give effect to appropriate adjustments for depreciation of fixed assets, amortization of intangible assets, interest expense and income taxes.

     The pro forma amounts presented are not necessarily indicative of future operating results.

                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                        SEPTEMBER 30,              SEPTEMBER 30,
                                 --------------------------  --------------------------
                                      2002          2001        2002          2001
                                 ------------  ------------  ------------  ------------
   Net sales                     $ 20,915,000  $ 18,699,000  $ 60,192,000  $ 56,763,000
                                 ============  ============  ============  ============

   Income before cumulative
     effect of change in
     accounting principle        $    777,000  $    516,000  $  2,522,000  $  1,547,000
                                 ============  ============  ============  ============

   Earnings per share
     of common stock:

       Basic                     $        .22  $        .15  $        .72  $        .43
                                 ============  ============  ============  ============

       Diluted                   $        .22  $        .14  $        .70  $        .43
                                 ============  ============  ============  ============

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS" 142), which requires that goodwill shall not be amortized, but that it shall be tested annually for impairment. The Company adopted SFAS 142 as of January 1, 2002 and, in accordance therewith, ceased amortizing its goodwill as of that date.

     The Company had its goodwill tested for impairment during the second quarter of 2002. The impairment tests performed required that the Company determine the fair market value of its reporting units for comparison to the carrying value of their net assets to assess whether any impairment exists. The methodologies used to estimate fair market value involved the use of estimates and assumptions, including projected revenues, earnings and cash flows.

     During the second quarter of 2002, the Company revised its earnings forecasts for Green to reflect the extremely weak market conditions in the hydraulic cylinder business. As a result of the revised forecasts, the fair market value of Green's goodwill, as determined by an independent third party appraiser, was lower than its carrying value as of December 31, 2001. Accordingly, in the quarter ended June 30, 2002, the Company recorded an after-tax impairment charge of approximately $3.2 million, which is reported as a cumulative effect of change in accounting principle resulting from the adoption of SFAS 142.

     The changes in the carrying amounts of goodwill for the nine months ended September 30, 2002 are as follows:

                                       PNEUMATIC
                                       TOOLS AND
                              CON-      RELATED   HYDRAULIC    HEATING
    (IN THOUSANDS)         SOLIDATED   EQUIPMENT  CYLINDERS   PRODUCTS  HARDWARE
                           ---------   ---------  ---------   --------  --------
Balance, January 1, 2002   $   7,301   $   2,326  $   4,907   $     --  $     68

Goodwill acquired during
  the nine months ended
  September 30, 2002           6,081          --        398                5,683

Impairment losses             (4,907)         --     (4,907)        --        --
                           ---------   ---------  ---------   --------  --------
Balance,
  September 30, 2002       $   8,475   $   2,326  $     398   $     --  $  5,751
                           =========   =========  =========   ========  ========

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

     The amortization expense and net income (loss) (including any tax effects) of the Company for the periods ended September 30, 2002 and September 30, 2001, respectively, are as follows:

                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                              SEPTEMBER 30,                SEPTEMBER 30,
                                       --------------------------   ---------------------------
                                           2002          2001           2002           2001
                                       ------------  ------------   ------------   ------------
Reported net income (loss)             $    777,006  $    488,376   $   (948,951)  $  1,335,924

Goodwill amortization                            --        81,109             --        243,327

Tax effect                                                (33,000)            --        (95,000)
                                       ------------  ------------   ------------   ------------

Adjusted net income (loss)             $    777,006  $    536,485   $   (948,951)  $  1,484,251
                                       ============  ============   ============   ============

Earnings per share of common stock:

BASIC:
  Reported net income (loss)           $        .22  $        .14   $       (.27)  $        .38

  Goodwill amortization                          --           .02             --            .07

  Tax effect                                     --          (.01)            --           (.03)
                                       ------------  ------------   ------------   ------------
  Adjusted net income (loss)           $        .22  $        .15   $       (.27)  $        .42
                                       ============  ============   ============   ============

DILUTED:
  Reported net income (loss)           $        .22  $        .13   $       (.26)  $        .37

  Goodwill amortization                          --           .03             --            .07

  Tax effect                                     --          (.01)            --           (.03)
                                       ------------  ------------   ------------   ------------
  Adjusted net income (loss)           $        .22  $        .15   $       (.26)  $        .41
                                       ============  ============   ============   ============

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Note 1 of the Notes to Consolidated Financial Statements (unaudited), included elsewhere in this Quarterly Report on Form 10-Q, includes a summary of the significant accounting policies and methods used in the preparation of the Company's unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States. Certain of these accounting policies require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates estimates, including those related to income taxes, bad debts, inventory reserves, intangible assets and contingencies. The Company bases it estimates on historical data, when available, experience, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

     GOODWILL

     The Company's operational policy for the assessment and measurement of any impairment in the value of excess of cost over net assets acquired that is other than temporary is to evaluate, with the help of independent third-party appraisals, the recoverability and remaining life of its goodwill and determine whether the goodwill should be completely or partially written off. The Company will recognize an impairment of goodwill if the fair value of the goodwill is deemed to be less than its carrying value. If the Company determines that goodwill has been impaired, the Company will reflect the impairment through a reduction in the carrying value of goodwill, in an amount equal to the excess of the carrying amount of the goodwill over the amount of the undiscounted estimated operating cash flows.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

QUARTERS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

     Consolidated revenues increased 28.2%, from $16,448,858 to $21,082,509. Revenues from pneumatic tools and related equipment increased 22.8%, from $9,134,963 to $11,221,716, due primarily to promotions at two major customers and increased sales in the catalog distribution channel, partially offset by reduced base sales to one of these customers and by lower commission revenues. Selling prices of pneumatic tools and related equipment were virtually unchanged from the third quarter of 2001. Revenues from hardware increased 278.0%, from $1,226,676 to $4,636,348, due primarily to the acquisition of Nationwide and strong results at Franklin, which is benefiting from the addition of two customers in the fourth quarter of 2001. Selling prices of hardware products were unchanged from the third quarter of 2001. Revenues from hydraulic cylinders and other equipment decreased 15.1%, from $3,507,980 to $2,979,498, due primarily to the phasing out of a major wrecker customer in the first quarter of 2002 and continued depressed market conditions, which were partially offset by increased sales in the access and agricultural product lines. Selling prices of hydraulic cylinders were unchanged from the third quarter of 2001. Revenues from heating products decreased 13.0%, from $2,579,239 to $2,244,947, due primarily to weakness in the baseboard market and the loss of a major customer earlier in the year. Selling prices of heating products were unchanged from the third quarter of 2001.

     Consolidated gross profit, as a percentage of revenues, decreased from 30.8% to 29.5%. Gross profit from pneumatic tools and related equipment decreased from 40.0% to 34.0%, due primarily to the lower-margin promotional sales noted above, which were partially offset by a weaker yen and improved factory efficiencies. Gross profit from hardware increased from 26.1% to 32.1%, due primarily to the addition of Nationwide's higher margin OEM business, which is now included in the product mix. Gross profit from hydraulic cylinders and other equipment decreased from 8.4% to 8.1%, due primarily to decreased revenues, which reduced coverage of fixed expenses. Gross profit from heating products decreased from 31.1% to 29.8%, due primarily to the decrease in revenues, which reduced coverage of fixed expenses, as well as to a change in product mix.

     Consolidated selling, general and administrative expenses increased 14.1%, from $4,102,867 to $4,679,836, due primarily to the addition of these expenses at Nationwide, partially offset by major cost cutting efforts across all of the facilities. Interest expense increased 34.1%, from $174,019 to $233,416, as a result of increased borrowings to finance the Nationwide acquisition, net of a decrease in the Company's average interest rate on its borrowings.

     The effective tax rates for the quarters ended September 30, 2002 and 2001 were 40.5% and 38.3%, respectively.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

     Consolidated revenues increased 13.4%, from $50,138,798 to $56,845,624. Revenues from pneumatic tools and related equipment increased 7.4%, from $28,781,405 to $30,922,278, due primarily to promotions at two major customers and increased sales in the catalog distribution channel, partially offset by the sale of a product line in the second quarter of 2001 that did not repeat in 2002 and by lower commission revenues. Selling prices of pneumatic tools and related equipment were virtually unchanged from the first nine months of 2001, with the exception of prices to one significant customer, which were reduced by an average of 16% at the start of the third quarter of 2001. Revenues from hardware increased 180.5%, from $3,538,391 to $9,923,528, due primarily to the acquisition of Nationwide and strong results at Franklin, which is benefiting from the addition of two customers in the fourth quarter of 2001. Selling prices of hardware products were unchanged from the nine months ended September 30, 2001. Revenues from hydraulic cylinders and other equipment decreased 14.6%, from $11,114,768 to $9,487,854, due primarily to the phasing out of a major customer in the first quarter of 2002 and continued depressed market conditions, which were partially offset by increased sales in the access and agricultural product lines. Selling prices of hydraulic cylinders and other equipment were virtually unchanged from the nine months ended September 30, 2001. Revenues from heating products decreased 2.9%, from $6,704,234 to $6,511,964, reflecting weakness in the baseboard market and the loss of a major customer. Selling prices of heating products were unchanged from the nine months ended September 30, 2001.

     Consolidated gross profit, as a percentage of revenues, remained at 30.7%. Gross profit from pneumatic tools and related equipment decreased from 38.7% to 37.3%, due primarily to the lower-margin promotional sales noted above and a price reduction to a major customer at the start of the second half of 2001, partially offset by productivity improvements and a weaker yen. Gross profit from hardware increased from 26.6% to 31.3%, due primarily to the addition of Nationwide's higher margin OEM business, which is now included in the product mix. Gross profit from hydraulic cylinders and other equipment decreased from 9.8% to 8.8%, due primarily to the decrease in revenues, which reduced coverage of fixed expenses. Gross profit from heating products decreased from 33.4% to 30.6%, due primarily to the decrease in revenues, which reduced coverage of fixed expenses, and to significant new product start-up costs incurred.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001 (CONTINUED)

     Consolidated selling, general and administrative expenses increased 5.2%, from $12,542,528 to $13,193,626, due primarily to the addition of these expenses at Nationwide, partially offset by major cost cutting efforts across all of the facilities. Interest expense decreased 26.8%, from $679,985 to $497,838, as a result of decreases in both the average outstanding balance of the Company's borrowings and the average interest rate on these borrowings.

     The effective tax rates for the nine months ended September 30, 2002 and 2001 were 39.2% and 38.5%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company gauges its liquidity and financial stability by the measurements shown in the following table (dollar amounts in thousands):

                           SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,
                                2002           2001           2001
                           -------------   ------------   -------------
    Working Capital        $      22,254   $     21,010   $      20,546
    Current Ratio              2.38 to 1      3.71 to 1       2.77 to 1
    Shareholders' Equity   $      33,267   $     34,228   $      33,918

     During the nine months ended September 30, 2002, gross accounts receivable increased by approximately $1,990,000, with increases of approximately $2,060,000 and $62,000 at Florida Pneumatic and Countrywide, respectively, being partially offset by decreases of approximately $74,000 and $58,000 at Green and Embassy, respectively. The increase at Florida Pneumatic was due primarily to incremental sales and the extended payment terms granted on a large sales promotion. The increase at Countrywide was due to an increase in average days of sales outstanding. The decrease at Green was due primarily to decreased sales in the third quarter of 2002, compared to the last quarter of 2001. The decrease at Embassy was consistent with the decrease in revenues between the fourth quarter of 2001 and the third quarter of 2002.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     During the nine months ended September 30, 2002, inventories increased by approximately $2,883,000, with increases of approximately $1,377,000, $977,000, $79,000 and $450,000 at Florida Pneumatic, Countrywide, Green and Embassy, respectively. The increase at Florida Pneumatic was the result of promotion inventory in transit or not yet shipped. The increase at Countrywide was due primarily to overall growth in the business, as well as to the timing of shipments. The increase at Green was due primarily to an increase in inventory for cylinder resale products. The increase at Embassy was the result of initial stocking of new items at its Franklin division, preparation for the busy season for the heating business and lower than anticipated sales during the quarter ended September 30, 2002.

     During the nine months ended September 30, 2002, short-term borrowings increased by $3,000,000, primarily to fund working capital changes and capital expenditures. During the nine months ended September 30, 2002, accounts payable increased by approximately $2,686,000, with increases of approximately $2,650,000 and $299,000 at Florida Pneumatic and Green, respectively, being partially offset by decreases of approximately $219,000 and $44,000 at Countrywide and Embassy, respectively. The increase at Florida Pneumatic was due primarily to the timing of purchases. The increase at Green was due primarily to the build-up of cylinder resale inventory noted above and agricultural product. The decreases at Countrywide and Embassy were due primarily to the timing of payments and purchases.

     On May 3, 2002, Countrywide acquired all of the stock of Nationwide for approximately $10,452,000, plus acquisition costs and working capital adjustments of approximately $750,000. This acquisition was financed through the term loan facility available under the Company's credit agreement. In addition to the cash paid at the closing, Nationwide's previous owner is entitled to contingent payments of 30% of the excess of Nationwide's earnings before interest and taxes over $2,500,000, for each of the five twelve-month periods subsequent to the acquisition date, which contingent payments will be treated as additions to goodwill.

     On May 24, 2002, in connection with the acquisition of Nationwide, Countrywide also purchased, for $2,500,000, the real property and the improvements thereon in which Nationwide conducts its business. This purchase was financed primarily through a mortgage in the amount of $2,024,000.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     On August 1, 2002, the Company renewed its credit agreement, as amended, with Citibank through July 26, 2003. This agreement provides the Company with various credit facilities, including revolving credit loans, term loans for acquisitions and a foreign exchange line. The revolving credit loan facility provides a maximum of $12,000,000, with various sublimits, for direct borrowings, letters of credit, bankers' acceptances and equipment loans. At September 30, 2002, there was $5,000,000 outstanding against the revolving credit loan facility. There were commitments totaling approximately $35,000 for letters of credit at September 30, 2002.

     The term loan facility provides a maximum commitment of $15,000,000 to finance acquisitions subject to the lending bank's approval. The Company borrowed $11,500,000 against this facility to finance the acquisition of Nationwide. There was a balance outstanding against this facility at September 30, 2002 of $10,000,000. There was also a standby letter of credit totaling approximately $510,000 outstanding against this facility at September 30, 2002. This standby letter of credit was used to secure the Economic Development Revenue Bond assumed as part of the acquisition of Green.

     The foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding at September 30, 2002 was approximately $3,310,000.

     The Company's credit agreement is subject to annual review by the lending bank. Under this agreement, the Company is required to adhere to certain financial covenants. At September 30, 2002 and for the nine months then ended, the Company satisfied all of these covenants.

     Capital spending for the nine months ended September 30, 2002 was approximately $3,707,000, including $2,500,000 for the purchase of the real property and the improvements thereon in which Nationwide conducts its business. The Company financed the purchase of the property primarily through a mortgage in the amount of $2,024,000. The remainder of the capital spending was provided by working capital. Capital expenditures for the remainder of 2002 are expected to total approximately $240,000, some of which may be financed through the Company's credit facilities. Included in the expected total for the remainder of 2002 are capital expenditures relating to new products, expansion of existing product lines and replacement of old equipment.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     The Company, through Florida Pneumatic, imports a significant amount of its purchases from Japan, with payment due in Japanese yen. As a result, the Company is subject to the effects of foreign currency exchange fluctuations. The Company uses a variety of techniques to protect itself from any adverse effects from these fluctuations, including increasing its selling prices, obtaining price reductions from its overseas suppliers, using alternative supplier sources and entering into foreign currency forward contracts. The strengthening of the U.S. dollar versus the Japanese yen over the last 12 months has had a positive effect on the Company's results of operations and its financial position. There can be no assurance, however, that this situation will continue. See "Item 3 - Quantitative and Qualitative Disclosures About Market Risk."

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     At September 30, 2002, the Company had certain contractual cash obligations and other commercial commitments.

     The aggregate payments of long-term debt due for each of the periods ending September 30 are as follows: less than one year - $859,237; one to three years - $4,308,319; four to five years - $5,319,817; and after five years - $5,239,653.

     The aggregate payment of short-term borrowings due for each of the periods ending September 30 is as follows: less than one year - $5,000,000.

     The aggregate expiration of stand-by letters of credit for each of the periods ending September 30 is as follows: less than one year - $510,000.

NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets to be disposed of, and is required to be adopted for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 effective January 1, 2002, and does not expect the adoption of SFAS 144 to have a material effect on its consolidated financial statements.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

     In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which applies to costs associated with an exit or disposal activity. SFAS 146 is required to be adopted for exit or disposal activities initiated after December 31, 2002. The Company does not believe that the initial adoption of SFAS 146 will have a material effect on its consolidated financial statements.

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

     The value of the U.S. dollar affects the Company's financial results. Changes in exchange rates may positively or negatively affect the Company's gross margins and operating expenses. The Company engages in hedging programs aimed at mitigating the impact of currency fluctuations. Using primarily forward exchange contracts, the Company hedges some of those transactions that, when remeasured according to accounting principles generally accepted in the United States of America, impact the income statement. Factors that could impact the effectiveness of the Company's programs include volatility of the currency markets and availability of hedging instruments. All currency contracts that are entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation. The Company does not buy or sell financial instruments for trading purposes. Although the Company maintains these programs to reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a weakening exchange rate against currencies in which the Company incurs costs, the Company's costs are adversely affected. At September 30, 2002, the Company held open hedge forward contracts to purchase approximately $3,310,000 of Japanese yen. The potential loss in value of the Company's net investment in foreign currency forward contracts resulting from a hypothetical 10 percent adverse change in foreign currency exchange rates at September 30, 2002 is approximately $368,000.

                     P & F INDUSTRIES, INC. AND SUBSIDIARIES

ITEM 4.   CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this Quarterly Report on Form 10-Q (the "Report"), an evaluation was performed, under the supervision of, and with the participation of, the Company's management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) to the Securities and Exchange Act of 1934). Based on that evaluation, the Company's management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company's disclosure controls and procedures were adequate and effective in timely alerting them to all material information relating to the Company and its consolidated subsidiaries that is required to be included in this Report.

CHANGES IN INTERNAL CONTROLS

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          The Company is a defendant or co-defendant in various actions brought about in the ordinary course of conducting its business. The Company does not believe that any of these actions are material to the financial condition of the Company.

ITEM 2.   CHANGES IN SECURITIES
          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.


ITEM 5.   OTHER INFORMATION
          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a)  Exhibits
                 See "Exhibit Index" immediately following the certification pages.

          (b)  Reports on Form 8-K
                 No reports on Form 8-K were filed by the registrant during the quarter ended September 30, 2002.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        P & F INDUSTRIES, INC.
                                        (Registrant)


                                        By    /s/ Joseph A. Molino, Jr.
                                           -------------------------------
                                                Joseph A. Molino, Jr.
                                                   Vice President
Dated: November 12, 2002                    (Principal Financial Officer)

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER OF P & F INDUSTRIES, INC.

I, Richard A. Horowitz, Principal Executive Officer of P & F Industries, Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of P & F Industries,
     Inc.
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002                               /s/ Richard A. Horowitz
-----------------                              ---------------------------
Date                                              Richard A. Horowitz
                                               Principal Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER OF P & F INDUSTRIES, INC.

I, Joseph A. Molino, Jr., Principal Financial Officer of P & F Industries, Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of P & F Industries,
     Inc.
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002                                /s/ Joseph A. Molino, Jr.
----------------                                 -------------------------
Date                                               Joseph A. Molino, Jr.
                                                Principal Financial Officer

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

4.2 Amendment to Rights Agreement, dated as of April 11, 1997, between the Registrant and American Stock Transfer & Trust Company, as Rights Agent.

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

EXHIBIT
NO.
------

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

                                  EXHIBIT INDEX
                                   (CONTINUED)

EXHIBIT
NO.
-------

4.9 Amendment No. 6 to Credit Agreement, dated as of June 13, 2002, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, a Florida corporation, Embassy Industries, Inc., a New York corporation, Green Manufacturing, Inc., a Delaware corporation, and Citibank, N.A. (successor-in-interest to European American Bank), a New York banking corporation (Incorporated by reference to Exhibit 4.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.10 Amendment No. 7 to Credit Agreement, dated as of August 1, 2002, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, a Florida corporation, Embassy Industries, Inc., a New York corporation, Green Manufacturing, Inc., a Delaware corporation, Countrywide Hardware, Inc., a Delaware corporation, and Nationwide Industries, Inc., a Florida corporation and Citibank, N.A. (successor-in-interest to European American
     Bank), a New York banking corporation (Incorporated by reference to Exhibit
     4.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.11 Amendment No. 8 to Credit Agreement, dated as of August 1, 2002, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, a Florida corporation, Embassy Industries, Inc., a New York corporation, Green Manufacturing, Inc., a Delaware corporation, Countrywide Hardware, Inc., a Delaware corporation, and Nationwide Industries, Inc., a Florida corporation and Citibank, N.A. (successor-in-interest to European American
     Bank), a New York banking.

4.12 Certain instruments defining the rights of holders of the long-term debt securities of the Registrant are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant agrees to furnish supplementally copies of these instruments to the Commission upon request.

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

                                  EXHIBIT INDEX
                                   (CONTINUED)

EXHIBIT
NO.
-------

10.4 2002 Stock Incentive Plan of the Registrant (Incorporated by reference to
     Exhibit 4.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.5 Sale and Purchase Agreement, made as of the 1st day of May 2002, between W.
     I. Commercial Properties, Inc., a Florida corporation and Countrywide Hardware, Inc., a Delaware corporation (Incorporated by reference to Exhibit 4.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

99.1 Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 OF the Sarbanes-Oxley Act of 2002.

99.2 Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
     Section 906 OF the Sarbanes-Oxley Act of 2002.