Form 10-K
period 2002-12-31
P&F INDUSTRIES INC
filed 2003-03-31
CIK 75340

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2002
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1 - 5332

P & F INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-1657413 (I.R.S. Employer Identification Number)
300 Smith Street, Farmingdale, New York (Address of principal executive offices)	11735 (Zip Code)
Registrant's telephone number, including area code: (631) 694-1800
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock, $1.00 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☐     NO ☒

        The aggregate market value of the registrant's Class A Common Stock held by non-affiliates of the registrant, based on the last sale price on June 30, 2002 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $14,642,000.

        As of March 28, 2003, there were 3,503,522 shares of the registrant's Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III of this Annual Report on Form 10-K incorporates by reference information from the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held during 2003.

P & F INDUSTRIES, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

TABLE OF CONTENTS

		Page
PART I
Item 1.	Business	1-4
Item 2.	Properties	5
Item 3.	Legal Proceedings	5
Item 4.	Submission of Matters to a Vote of Security Holders	5
PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	5
Item 6.	Selected Financial Data	6
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7-14
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	14-15
Item 8.	Financial Statements and Supplementary Data	16-45
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	46
PART III
Item 10.	Directors and Executive Officers of the Registrant	46
Item 11.	Executive Compensation	46
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	46
Item 13.	Certain Relationships and Related Transactions	46
Item 14.	Controls and Procedures	47
PART IV
Item 15.	Exhibits, Financial Statement Schedule and Reports on Form 8-K	48-49
	Signatures and Certifications	50-52
	Exhibit Index	53-55

i

SAFE HARBOR STATEMENT
UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

        This Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including those related to the Company's future performance, are based upon the Company's historical performance and on current plans, estimates and expectations. Such forward-looking statements are subject to various risks and uncertainties, including, but not limited to, the impact of competition, product demand and pricing. These risks could cause the Company's actual results for the 2003 fiscal year and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Forward-looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

ii

PART I

ITEM 1.    Business

        P & F Industries, Inc. conducts its business operations through its four wholly-owned subsidiaries: Florida Pneumatic Manufacturing Corporation ("Florida Pneumatic"), Countrywide Hardware, Inc. ("Countrywide"), Green Manufacturing, Inc. ("Green") and Embassy Industries, Inc. ("Embassy"). P & F Industries, Inc. and its subsidiaries are herein referred to collectively as the "Company."

        Florida Pneumatic is engaged in the importation, manufacture and sale of pneumatic hand tools, primarily for the industrial and retail markets, and the importation and sale of compressor air filters. Florida Pneumatic also markets, through its Berkley Tool division ("Berkley"), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely-used brand of pipe cutting and threading machines. Countrywide conducts its business operations through Nationwide Industries, Inc. ("Nationwide"), its wholly-owned subsidiary, and through its Franklin Manufacturing ("Franklin") division. Countrywide acquired all of the stock of Nationwide on May 3, 2002. The assets of Franklin were transferred from Embassy to Countrywide on December 30, 2002. Nationwide is an importer and manufacturer of door, window and fencing hardware. Franklin imports a line of door and window hardware. Green is engaged primarily in the manufacture, development and sale of heavy-duty welded custom designed hydraulic cylinders. Green also manufactures a line of access equipment for the petro-chemical industry and a line of post hole digging equipment for the agricultural industry. Embassy is engaged in the manufacture and sale of baseboard heating products and the importation and sale of radiant heating systems. Note 13 of the Notes to Consolidated Financial Statements presents financial information for the segments of the Company's business.

        Florida Pneumatic has one major customer, Sears, Roebuck and Co., that accounted for 21.7%, 21.4% and 23.4% of consolidated revenues for the years ended December 31, 2002, 2001 and 2000, respectively. The Home Depot, Inc. is a customer of both Florida Pneumatic and Countrywide, and accounted for 18.3%, 18.0% and 14.0% of consolidated revenues for the years ended December 31, 2002, 2001 and 2000, respectively. Revenues derived from countries outside of the United States were immaterial for the years ended December 31, 2002, 2001 and 2000.

Florida Pneumatic

        Florida Pneumatic imports or manufactures approximately fifty types of pneumatic hand tools, most of which are sold at prices ranging from $50 to $1,000, under the names "Florida Pneumatic" and "Universal Tool," as well as under the trade names or trademarks of several private label customers. This line of products includes sanders, grinders, drills, saws and impact wrenches. These tools are similar in appearance and function to electric hand tools, but are powered by compressed air, rather than directly by electricity. Air tools, as they are also called, are generally less expensive to operate, offer better performance and weigh less than their electrical counterparts.

        Most of Florida Pneumatic's sales are of pneumatic tools imported from Japan and Taiwan, along with sales of some products imported from mainland China. Florida Pneumatic manufactures high speed rotary and reciprocating pneumatic tools at its factory in Jupiter, Florida and imports air filters.

        Florida Pneumatic's products are sold to distributors, retailers and private label customers through in-house sales personnel and manufacturers' representatives. Typical users of Florida Pneumatic's hand tools include industrial maintenance and production staffs, do-it-yourself mechanics, automobile mechanics and auto body personnel.

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

        Three customers accounted for 39.4%, 37.4% and 42.2%, 28.7%, 26.9% and 21.4% and 12.0%, 12.9% and 13.4% of Florida Pneumatic's revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

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

Countrywide

        Countrywide conducts its business through Nationwide and Franklin.

        Nationwide is an importer and manufacturer of door, window and fencing hardware, including rollers, hinges, window operators, sash locks, custom zinc castings and door closers.

        Most of Nationwide's sales are of products imported from Taiwan, China and Korea. Nationwide manufactures rollers, screen doors, hinges and pool enclosure products at its factory in Tampa, Florida.

        Nationwide's products are sold through in-house sales personnel and manufacturers' representatives to distributors, retailers and OEM customers. Typical end users of Nationwide's products include contractors, home builders, pool and patio distributors, OEM/private label customers and general consumers.

        Two customers accounted for 13.0% and 7.6%, respectively, of Nationwide's revenue for the year ended December 31, 2002.

        Nationwide currently purchases approximately 75% of its products from one foreign supplier. Although other suppliers are available, the loss of this one supplier could adversely affect operating results.

        Nationwide's sales are somewhat seasonal, with revenues increasing approximately 10% during the spring and summer months. The majority of Nationwide's products are sold off the shelf. The backlog at December 31, 2002 of approximately 15% of annual sales results primarily from blanket customer orders.

        The primary competitive factors in Nationwide's business are price, quality, product availability and service.

        Franklin imports and packages approximately 225 types of hardware products, including locksets, deadbolts, door and window security hardware, rope-related hardware products and fire escape ladders. Franklin's products generally range in price from under $1.00 to $30.00, and are sold to retailers, wholesalers and private label accounts through manufacturers' representatives and in-house sales support personnel. Nearly all of Franklin's sales are of products imported from the Far East.

        Two customers accounted for approximately 36.9%, 38.0% and 31.5%, and 23.2%, 27.4% and 23.9% of Franklin's revenues for the years ended December 31, 2002, 2001 and 2000, respectively. One former customer, which accounted for approximately 14.0% of Franklin's revenues for the year ended December 31, 2000 has filed for bankruptcy.

        The primary competitive factors in Franklin's business are price, service, skill in packaging and point-of-sale marketing.

        Franklin's products are sold off the shelf, and no material backlog of orders exists. Sources of imported products are readily available. Franklin's business is not seasonal.

Green

        Green is engaged primarily in the manufacture, development and sale of heavy-duty welded custom designed hydraulic cylinders. All of Green's hydraulic cylinders are sold for use as integrated components on a variety of equipment and machinery manufactured by others. Hydraulic cylinders are welded casings whose internal chambers consist of a rod and piston surrounded by a petroleum-based fluid. The casings contain openings or valves that allow the introduction of fluid into one side of the chamber at high pressure. The introduction of fluid causes the rod/piston to move with tremendous force and allows for the pushing or lifting of extremely heavy loads.

        Green's products, which are sold throughout the United States, are used on tow trucks and car carriers for hoisting and lifting cars, and on aerial lifts and cranes to raise platforms and other heavy objects. The cylinders are also used on various types of construction equipment for digging and as steering mechanisms. They are also installed in compacting equipment as the means to compress recyclable cardboard or other refuse.

        Green specializes in cylinders that range in bore size from one to eight inches and that stroke, or extend, up to 180 inches. Each cylinder is engineered to the customer's specifications.

        Green sells its products directly to OEM customers, at prices ranging from $50 to $1,500, with an approximate average selling price of $150.

        Green also manufactures a line of access equipment for the petro-chemical and bulk storage industries. This product line, which accounts for approximately 24% of Green's revenues, consists of bridges, platforms, walkways and stairways, constructed of steel or aluminum and generally installed outdoors. These products are designed to customers' specifications and are sold for use in overhead and elevated access to large containers, including rail cars and storage tanks.

        Green also markets a small line of diggers used primarily as attachments to small tractors for light farm work. This product line, which accounts for approximately 11% of Green's revenues, is marketed through farm equipment dealers and wholesalers.

        Green's cylinder business is not seasonal, but revenues from agricultural equipment are stronger during the growing season. Backlogs totaling as much as 25% of yearly sales are standard for the cylinder business.

        One customer accounted for 4.4%, 26.0% and 24.9% of Green's revenues for the years ended December 31, 2002, 2001 and 2000, respectively. This customer ceased being a customer of the Company during the first quarter of 2002. Sales to this customer during the year ended December 31, 2002 were approximately $534,000.

        The primary competitive factors in the hydraulic cylinder industry are quality, timely delivery and price.

        Green purchases significant amounts of raw materials from one supplier. Since other sources are available, however, the Company believes that the loss of this supplier would not adversely affect operating results.

Embassy

        Embassy's baseboard heating products are sold nationally, under the Embassy name and under its Panel-Track, Commercial-Pak, Ambassador, System 6 and Hide-a-Vector trademarks, for use in hot-water heating systems installed in single family homes, multi-unit dwellings and commercial and industrial buildings. Embassy's products are sold principally to wholesalers by manufacturers' representatives and in-house sales support personnel. Embassy's products are also sold to other manufacturers for incorporation into their products and for distribution on a private-label basis.

        Hot-water heating systems operate by heating water in a boiler and circulating it through the copper tubing in the baseboard along the perimeter of the space to be heated. Attached to the copper tubing are numerous closely-spaced aluminum fins that dissipate the heat. Sections are two to ten feet in length, project several inches from the wall and rise less than a foot from the floor. These sections may be combined for longer installations. Embassy's baseboard contains patented plastic tracks, which ease handling and reduce operating noise.

        Embassy also imports a line of radiant heating systems. These systems are different from baseboard heating systems in that the radiant heating systems radiate heat provided by hot water circulating through plastic tubing, which is generally installed beneath the surface of the floor. These systems include the tubing, manifolds, controls and installation supplies. Embassy also provides computer software that aids in the design of the system. Sales of this product accounted for approximately 20.6%, 20.7% and 16.5% of Embassy's total heating equipment revenues for the years ended December 31, 2002, 2001 and 2000, respectively. No customer accounted for greater than 10% of Embassy's revenues for the years ended December 31, 2002, 2001 or 2000.

        Baseboard and radiant heating systems differ from forced hot-air and electric heating systems. Forced hot-air systems, utilizing sheet metal ducts, carry excessive dust and noise throughout the home. Ineffective spot heating also occurs as a result of the relatively small terminal registers at the end of each duct. Conversely, baseboard hot water perimeter heating minimizes noise while blanketing exterior walls in each room with gentle, warm convection heat. By design, both radiant and baseboard heating systems also avoid sudden temperature fluctuations that happen with the "on and off" cycling typical of hot-air blowers. Radiant heat offers the additional benefit of comfortably heated floors, while minimizing the noise and dirt common with hot-air ducted heat. Electric heating systems are generally more expensive to operate than baseboard and radiant heating systems. Radiant heating systems are generally the most expensive of these systems to install and therefore tend to be installed more often in custom and higher priced homes. Because Embassy's products are used primarily in new installations, its sales are related to housing starts.

        The primary competitive factors in the baseboard and radiant heating market are quality, price, service and brand-name awareness.

        Embassy's baseboard heating products are sold off the shelf, and no material backlog of orders exists. Raw materials are readily available. The business is somewhat seasonal, with approximately 30% of Embassy's heating equipment revenues coming in the last three months of the year.

Employees

        The Company employed 305 persons as of December 31, 2002, including six at corporate headquarters. Countrywide had no employees. Florida Pneumatic had 75 employees, Nationwide had 38 employees and Green had 109 employees. These employees are not represented by a union. Embassy had 77 employees, including 48 factory workers who are covered by a single-employer union contract that expires on November 30, 2004. The Company believes that its relationships with its employees are satisfactory.

ITEM 2.    Properties

        On May 24, 2002, in connection with the acquisition of Nationwide, Countrywide purchased the real property and the improvements thereon in which Nationwide conducts its business. Countrywide leases part of its facility to a non-affiliated tenant.

        Florida Pneumatic, Countrywide, Green, and Embassy each own the plant facilities that they occupy. The facilities owned by Florida Pneumatic, Countrywide and Embassy are subject to mortgages. Florida Pneumatic's 72,000 square foot plant facility is located in Jupiter, Florida. Countrywide's 56,250 square foot plant facility is located in Tampa, Florida. Green's 85,000 square foot plant facility is located in Bowling Green, Ohio. Embassy's 75,000 square foot plant facility is located in Farmingdale, New York. Each facility either provides adequate space for the operations of the respective subsidiary in the foreseeable future or can be expanded to provide additional space. The Company's executive offices are located in Embassy's facility in Farmingdale, New York.

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

PART II

ITEM 5.    Market For The Registrant's Common Equity And Related Stockholder Matters.

        The Company's Class A Common Stock trades on The Nasdaq Stock Market. The range of high and low bid information for the Company's Class A Common Stock during the last two fiscal years was as follows:

2002	High	Low
First Quarter	$7.89	$6.00
Second Quarter	7.45	6.20
Third Quarter	7.30	5.85
Fourth Quarter	7.07	5.00
2001	High	Low
First Quarter	$7.88	$5.44
Second Quarter	7.18	6.06
Third Quarter	6.92	5.50
Fourth Quarter	8.00	5.65

        Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

        As of March 28, 2003, there were approximately 1,400 holders of record of the Company's Class A Common Stock.

        The Company has not declared any cash dividends on its Class A Common Stock since its incorporation in 1962 and has no plans to declare any cash dividends in the foreseeable future.

ITEM 6.    Selected Financial Data

        The following selected consolidated financial data has been derived from the Company's audited consolidated financial statements. The selected consolidated financial data for the year ended December 31, 2002 include the results of operations of Nationwide only from May 3, 2002, its date of acquisition, to December 31, 2002. The selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
	2002	2001	2000	1999	1998
Revenues	$77,213,902	$67,195,912	$80,898,674	$82,700,440	$58,165,715

Income before cumulative effect of change in accounting principle	$2,862,851	$1,812,808	$3,824,940	$4,545,505	$3,943,441
Cumulative effect of change in accounting principle, net of taxes of $1,668,000	(3,239,118)	—	—	—	—

Net income (loss)	($376,267)	$1,812,808	$3,824,940	$4,545,505	$3,943,441

Income (loss) per share of common stock:
Basic:
Income before cumulative effect of change in accounting principle	$.82	$.51	$1.07	$1.35	$1.23
Cumulative effect of change in accounting principle, net	(.93)	—	—	—	—

Net income (loss)	($.11)	$.51	$1.07	$1.35	$1.23

Basic:
Income before cumulative effect of change in accounting principle	$.80	$.50	$1.04	$1.23	$1.07
Cumulative effect of change in accounting principle, net	(.91)	—	—	—	—

Net income (loss)	($.11)	$.50	$1.04	$1.23	$1.07

Total Assets	$59,782,556	$46,469,522	$54,152,817	$54,240,359	$48,078,479

Long-term obligations, less current maturities	$11,591,989	$3,548,945	$3,862,512	$7,325,661	$10,193,064

Cash dividends declared per common share	$—	$—	$—	$—	$—

ITEM 7.    Management's Discussion And Analysis Of Financial Condition And Results Of Operations

General

Critical Accounting Policies and Estimates

        Note 1 of the Notes to Consolidated Financial Statements, included elsewhere in this Annual Report on Form 10-K, includes a summary of the significant accounting policies and methods used in the preparation of the Company's consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Certain of these accounting policies require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates estimates, including those related to bad debts, inventory reserves, intangible assets, income taxes and contingencies. The Company bases its estimates on historical data and experience, when available, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

  Allowance for Doubtful Accounts.

        The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. The Company also records as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and the Company's assessment of the general financial conditions affecting its customer base. If actual collections experience changes, revisions to the allowance may be required. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in the credit worthiness of any of these customers or in any other matters affecting the collectibility of amounts due from such customers could have a material affect on the Company's results of operations in the period in which such changes or events occur. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance.

  Inventories

        Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. The inventory balance, which includes materials labor and manufacturing overhead costs, is recorded net of an allowance for obsolete or unmarketable inventory. Such allowance is based upon both historical experience and management's understanding of market conditions and forecasts of future product demand. If the actual amount of obsolete or unmarketable inventory significantly exceeds the estimated allowance, the Company's cost of sales, gross profit and net income would be significantly affected.

  Goodwill and Other Intangible Assets

        The Company's operational policy for the assessment and measurement of any impairment in the value of goodwill and other intangible assets that is other than temporary is to evaluate annually, with the help of independent third-party appraisals, the recoverability and remaining life of its goodwill and other intangible assets to determine the fair value of these assets. The methodologies to be used to estimate fair value include the use of estimates and assumptions, including projected revenues, earnings and cash flows. If the fair value of any of these assets is determined to be less than its carrying value, the Company will reflect the impairment of any such asset through a reduction in its carrying value, in an amount equal to the excess of the carrying value of the asset over its appraised value.

  Long-Lived Assets

        The Company reviewed certain long-lived assets and identifiable intangibles for impairment. Whenever events or changes in circumstances indicate that the carrying value of any of these assets may not be recoverable, the Company will assess the recoverability of such assets based upon estimated undiscounted cash flow forecasts.

  Acquisition

        On May 3, 2002, Countrywide acquired all of the stock of Nationwide for approximately $10,452,000, plus acquisition costs of approximately $490,000 and working capital adjustments of approximately $260,000. There were additional acquisition-related costs of approximately $364,000 recorded as goodwill. In addition to the cash paid at the closing, Nationwide's previous owner is entitled to contingent payments of 30% of the excess of Nationwide's earnings before interest and taxes over $2,500,000, for each of the five twelve-month periods subsequent to the acquisition date, which contingent payments will be treated as additions to goodwill. Countrywide conducts its business through Nationwide and Franklin. The assets of Franklin were transferred from Embassy to Countrywide on December 30, 2002.

Results Of Operations

2002 Compared to 2001

        Consolidated revenues increased 14.9%, from $67,195,912 to $77,213,902. Revenues from pneumatic tools and related equipment increased 10.7%, from $38,359,690 to $42,459,567, due primarily to large fall seasonal promotions at two major customers and increased sales in the industrial and automotive businesses, which were partially offset by lower commission revenues. Selling prices of pneumatic tools and related equipment were unchanged from 2001, with the exception of prices to one significant customer, which were substantially reduced at the start of the third quarter of 2001, and prices to another significant customer, which were substantially reduced early in the fourth quarter of 2002.

        Revenues from hardware products increased 185.6%, from $4,673,604 to $13,346,256, due primarily to the acquisition of Nationwide, which had revenues of approximately $8,000,000 in 2002, and strong results at Franklin, which is benefiting from the addition of two customers in the fourth quarter of 2001. Selling prices of hardware products were unchanged from 2001.

        Revenues from hydraulic cylinders and other equipment decreased 15.8%, from $14,377,036 to $12,107,485, due primarily to the phasing out of a major customer in the first quarter of 2002 and continued depressed market conditions, which were partially offset by increased sales in the access and agricultural product lines. Selling prices of hydraulic cylinders and other equipment were virtually unchanged from 2001.

        Revenues from heating products decreased 5.0%, from $9,785,582 to $9,300,594, due primarily to the loss of a major customer in the first quarter of 2002. Selling prices of heating products were unchanged from 2001.

        Consolidated gross profit, as a percentage of revenues, increased from 30.0% to 30.4%. Gross profit from pneumatic tools and related equipment decreased from 36.8% to 35.3%, due primarily to the lower-margin promotional sales noted above and a price reduction to a major customer at the start of the second half of 2001, which was partially offset by productivity improvements and a weaker yen. Gross profit from hardware products increased from 27.8% to 32.8%, due primarily to the addition of Nationwide's higher margin OEM business, which is now included in the product mix. Gross profit from hydraulic cylinders and other equipment increased from 9.9% to 10.0%, due primarily to a shift in product mix. Gross profit from heating products decreased from 34.0% to 31.1%, due primarily to the decrease in revenues, which reduced coverage of fixed expenses, and, to a lesser extent, to new product start-up costs incurred.

        Consolidated selling, general and administrative expenses increased 10.3%, from $16,492,976 to $18,184,531, due primarily to the addition of approximately $1,340,000 of these expenses at Nationwide, and, to a lesser extent, to increased compensation tied to higher profitability and increases related to additional reporting and control requirements, principally in the fourth quarter. These increases were partially offset by a decrease of approximately $500,000 that resulted from cost-cutting efforts in all of the segments. As a percentage of revenues, selling, general and administrative expenses decreased, from 24.5% to 23.6%, due primarily to the increase in revenues.

        Interest expense decreased 7.0%, from $796,663 to $741,311, due primarily to decreases in both the average outstanding balance of the Company's revolver borrowings and the average rate on these borrowings. The overall decrease was net of increased borrowings to finance the Nationwide acquisition.

        The effective tax rates for the years ended December 31, 2002 and 2001 were 37.0% and 36.9%, respectively. See Note 9 of the Notes to Consolidated Financial Statements.

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill not be amortized, but tested annually for impairment. The Company adopted SFAS 142 as of January 1, 2002 and, in accordance therewith, ceased amortizing its goodwill as of that date.

        The Company had its goodwill tested for impairment, retroactive to January 1, 2002, during the second quarter of 2002. The impairment tests performed required that the Company determine the fair market value of its reporting units for comparison to the carrying value of their net assets to assess whether any impairment exists. The methodologies used to estimate fair market value involved the use of estimates and assumptions, including projected revenues, earnings and cash flows.

        During the second quarter of 2002, the Company revised its earnings forecasts for Green, which reflected the extremely weak market conditions in the hydraulic cylinder business, resulted in the fair market value of Green's goodwill, as determined by an independent third party appraiser, being lower than its carrying value as of December 31, 2001. Accordingly, in the quarter ended June 30, 2002, the Company recorded, retroactive to January 1, 2002, an after-tax impairment charge of approximately $3.2 million, which is reported as a cumulative effect of change in accounting principle resulting from the adoption of SFAS 142. The Company's annual impairment test done as of November 30, 2002 indicated that the fair values exceeded the carrying amounts.

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

        Revenues from heating equipment decreased 4.6%, from $10,256,599 to $9,785,582, due primarily to weak sales of baseboard products and the loss of a significant customer, which was partially offset by sales of a new boiler product and an increase in sales of radiant products. Average selling prices for all heating equipment products were unchanged during the year.

        Revenues from hardware products decreased 15.8%, from $5,549,846 to $4,673,604, due primarily to the loss of two significant customers who declared bankruptcy since the third quarter of 2000. This was partially offset by the addition of a significant new customer in the second half of 2001. Selling prices of hardware products were unchanged during the year.

        Consolidated gross profit, as a percentage of revenues, decreased from 30.5% to 30.0%. Gross profit from pneumatic tools and related equipment was unchanged at 36.8%. Gross profit from hydraulic cylinders and other equipment decreased from 14.2% to 9.9%, due primarily to the decrease in revenues, which reduced coverage of fixed expenses, as well as to the production of prototypes and short-run orders for potential new customers, which require significant labor resources while generating minimal profit margins. Gross profit from heating equipment decreased, from 36.6% to 34.0%, due to a shift in product mix, as well as to lower production activity, which resulted in lower absorption of fixed expenses. Gross profit from hardware products decreased, from 28.0% to 27.8%, due primarily to a change in product mix.

        Consolidated selling, general and administrative expenses decreased 4.1%, from $17,199,793 to $16,492,976, due primarily to the overall decrease in revenues. As a percentage of revenues, selling, general and administrative expenses increased, from 21.3% to 24.5%, due primarily to the decrease in revenues.

        Interest expense decreased 42.7%, from $1,390,949 to $796,663, due primarily to decreases in both the average outstanding balance of the Company's borrowings and the average interest rate on these borrowings.

        The effective tax rates for the years ended December 31, 2001 and 2000 were 36.9% and 37.2%, respectively. See Note 9 of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

        The Company gauges its liquidity and financial stability by the measurements shown in the following table:

	December 31,
	2002	2001	2000
	(amounts in thousands, except for ratios)
Working Capital	$19,908	$21,010	$19,137
Current Ratio	2.49 to 1	3.71 to 1	2.16 to 1
Shareholders' Equity	$33,823	$34,228	$32,992

        On May 3, 2002, Countrywide acquired all of the stock of Nationwide for approximately $10,452,000, plus acquisition costs of approximately $490,000 and working capital adjustments of approximately $260,000. There were additional acquisition-related costs of approximately $364,000 recorded as goodwill. In addition to the cash paid at the closing, Nationwide's previous owner is entitled to contingent payments of 30% of the excess of Nationwide's earnings before interest and taxes over $2,500,000, for each of the five twelve-month periods subsequent to the acquisition date, which contingent payments will be treated as additions to goodwill. Countrywide conducts its business through Nationwide and Franklin. The assets of Franklin were transferred from Embassy to Countrywide on December 30, 2002.

        On May 24, 2002, in connection with the acquisition of Nationwide, Countrywide also purchased for $2,500,000 the real property and the improvements thereon in which Nationwide conducts its business. This purchase was financed primarily through a mortgage in the amount of $2,024,000.

        The amounts included in the following analysis of changes in liquidity and capital resources are net of amounts related to the acquisition of Nationwide. For the 2001 comparisons, Franklin was included with Embassy, as discussed below.

        During 2002, gross accounts receivable decreased by approximately $88,000, with decreases of approximately $438,000, $308,000 and $273,000 at Countrywide, Embassy and Green, respectively, being substantially offset by an increase of approximately $931,000 at Florida Pneumatic. The decrease at Countrywide was due primarily to decreased sales in the fourth quarter of 2002. The decreases at Embassy and Green were consistent with the decreases in revenues between the fourth quarter of 2001 and the fourth quarter of 2002.

        Inventories decreased by approximately $519,000 during 2002. Florida Pneumatic's inventory decreased by approximately $920,000 and Green's inventory decreased by approximately $88,000. Countrywide's inventory increased by approximately $359,000 and Embassy's inventory increased by approximately $130,000. At Florida Pneumatic, reduced safety stock levels for imported products and reduced work in process inventory for manufactured parts as a result of the lean manufacturing initiative were primarily responsible for the decrease in inventory. The decrease at Green was primarily the result of a concerted effort to reduce cylinder finished goods inventory, which was partially offset by an investment in inventory for import cylinders and valves. The increase at Countrywide was due primarily to overall growth in the business. The increase at Embassy was consistent with the decrease in revenues.

        During 2002, short-term borrowings increased by $2,500,000, primarily to fund working capital changes and capital expenditures.

        During 2002, accounts payable increased by approximately $175,000. Florida Pneumatic's accounts payable increased by approximately $839,000 and Green's accounts payable increased by approximately $62,000. Countrywide's accounts payable decreased by approximately $694,000 and Embassy's accounts payable decreased by approximately $32,000. The increase at Florida Pneumatic was due primarily to the timing of payments. The increase at Green was due primarily to the build-up of import cylinder and valve inventory noted above and the timing of payments. The decreases at Countrywide and Embassy were due primarily to the timing of payments and purchases.

        During 2001, gross accounts receivable decreased by approximately $831,000. Florida Pneumatic's accounts receivable decreased by approximately $567,000 and Green's accounts receivable decreased by approximately $416,000. Embassy's accounts receivable increased by approximately $152,000. The decrease in accounts receivable at Florida Pneumatic was due primarily to a decrease in sales during the fourth quarter of 2001 compared to 2000, which was partially offset by the timing of payments from one major customer and the permanent extension of terms to another. The decrease in accounts receivable at Green was due primarily to a decrease in sales during the fourth quarter of 2001 compared to 2000. The increase in accounts receivable at Embassy was primarily due to an increase in sales during the fourth quarter of 2001 compared to 2000.

        Inventories decreased by approximately $6,195,000 during 2001. Florida Pneumatic's inventory decreased by approximately $5,830,000 and Green's inventory decreased by approximately $1,018,000. Embassy's inventory increased by approximately $653,000. At both Florida Pneumatic and Green, the decreases in inventory were consistent with the decreases in revenues. At Embassy, the increase in inventory was primarily due to the launch of the new boiler product line, and, to a lesser extent, to the initial stocking of inventory for a significant new customer of Franklin.

        The decrease in both accounts receivable and inventories were the primary factors in the decrease of $7,000,000 in short-term borrowings.

        On August 1, 2002, the Company renewed its credit agreement, as amended, with Citibank through July 26, 2003. This agreement provides the Company with various credit facilities, including revolving credit loans, term loans for acquisitions and a foreign exchange line. The revolving credit loan facility provides a maximum of $12,000,000, with various sublimits, for direct borrowings, letters of credit, bankers' acceptances and equipment loans. There are no commitment fees for any unused portion of this credit facility.

        At December 31, 2002, there was $4,500,000 outstanding against the revolving credit loan facility. There was also a commitment of approximately $170,000 at December 31, 2002 for open letters of credit.

        The term loan facility provides a maximum commitment of $15,000,000 to finance acquisitions subject to the lending bank's approval. There are no commitment fees for any unused portion of this credit facility. The Company borrowed $11,500,000 against this facility to finance the acquisition of Nationwide. There was a balance outstanding against this facility at December 31, 2002 of $7,500,000. There was also a standby letter of credit totaling approximately $350,000 outstanding against this facility at December 31, 2002. This standby letter of credit was used to secure the Economic Development Revenue Bond assumed as part of the acquisition of Green.

        The Company's credit agreement is subject to annual review by the lending bank. Under this agreement, the Company is required to adhere to certain financial covenants. At December 31, 2002 and for the year then ended, the Company satisfied all of these covenants.

        Capital spending was approximately $3,943,000, $944,000 and $1,148,000 in 2002, 2001 and 2000, respectively, which amounts were provided from working capital. Capital expenditures for 2003 are expected to be approximately $1,500,000, some of which may be financed through the Company's credit facilities. Included in the expected total for 2003 are capital expenditures relating to new products, expansion of existing product lines and replacement of equipment.

        Cash provided by operating activities for 2002, 2001 and 2000 was approximately $5,786,000, $8,923,000 and $1,151,000, respectively. The Company believes that cash on hand derived from operations and cash available through borrowings under its credit facilities will be sufficient to allow the Company to meet its foreseeable working capital needs.

Off-Balance Sheet Arrangements

        The Company's foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding at December 31, 2002 was approximately $625,000.

        The Company, through Florida Pneumatic, imports a significant amount of its purchases from Japan, with payment due in Japanese yen. As a result, the Company is subject to the effects of foreign currency exchange fluctuations. The Company uses a variety of techniques to protect itself from any adverse effects from these fluctuations, including increasing its selling prices, obtaining price reductions from its overseas suppliers, using alternative supplier sources and entering into foreign currency forward contracts. The increase in the strength of the U.S. dollar versus the Japanese yen from 2001 to 2002 had a positive effect on the Company's results of operations and its financial position. Since December 31, 2002, the relative value of the U.S dollar in relation to the Japanese yen has decreased. There can be no assurance as to the future trend of this value. See "Item 7A—Quantitative and Qualitative Disclosure About Market Risk."

Impact of Inflation

        The Company believes that the effects of changing prices and inflation on its financial condition and its results of operations are immaterial.

Environmental Matters

        Although it is difficult to identify precisely the portion of capital expenditures or other costs attributable to compliance with environmental laws and regulations, the Company does not expect such expenditures or other costs to have a material adverse effect on its business or financial condition.

Contractual Obligations and Commercial Commitments

        At December 31, 2002, the Company had certain contractual cash obligations and other commercial commitments, as set forth in the following tables:

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Long-term debt	$12,994,536	$1,402,547	$3,319,241	$4,462,446	$3,810,302
Short-term borrowings	4,500,000	4,500,000	—	—	—
Employment agreements	4,442,000	835,000	1,670,000	1,620,000	317,000

Total contractual cash obligations	$21,936,536	$6,737,547	$4,989,241	$6,082,446	$4,127,302

        The Company has an employment agreement, through May 2008, with its President, that provides for minimum annual compensation of $760,000. The Company also has an employment agreement with the President of a subsidiary, through May 2007, that provides for annual compensation of $75,000.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Purchase commitments	$11,300,000	$11,300,000	$—	$—	$—

Stand-by letter of credit	$350,000	$350,000	$—	$—	$—

New Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3") The principal difference between SFAS 146 and EITF 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability was recognized at the date of an entity's commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on its financial position or results of operations.

        In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which requires a guarantor to include disclosure of certain obligations, and, if applicable, at the inception of the guarantee, to recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002 and is not expected to have a material impact on the Company. The Company has no such obligations that would fall under either the disclosure or recognition requirements of FIN 45.

        In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure" ("SFAS 148"), which was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. SFAS 148 will not have any impact on the Company because the Company does not plan to implement the fair value method.

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, ("FIN 46") "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective February 1, 2003 for variable interest entities created after January 31, 2003, and July 1, 2003 for variable interest entities created prior to February 1, 2003. The Company does not expect the adoption of FIN 46 to have a material impact on its financial position, results of operations or cash flows.

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

        The value of the U.S. dollar affects the Company's financial results. Changes in exchange rates may positively or negatively affect the Company's gross margins and operating expenses. The Company engages in hedging programs aimed at limiting, in part, the impact of currency fluctuations. Using primarily forward exchange contracts, the Company hedges some of those transactions that, when remeasured according to accounting principles generally accepted in the United States of America, impact the statement of operations. Factors that could impact the effectiveness of the Company's programs include volatility of the currency markets and availability of hedging instruments. All currency contracts that are entered into by the Company are components of hedging programs and are entered into not for speculation but for the sole purpose of hedging an existing or anticipated currency exposure. The Company does not buy or sell financial instruments for trading purposes. Although the Company maintains these programs to reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a weakening exchange rate against currencies in which the Company incurs costs, the Company's costs are adversely affected. The Company has various debt instruments that bear interest at variable rates tied to LIBOR (London InterBank Offered Rate). Any increase in LIBOR would have an adverse effect on the Company's interest costs.

        The Company accounts for changes in the fair value of its foreign currency contracts by marking them to market and recognizing any resulting gains or losses through its statement of operations. The Company also marks its yen-denominated payables to market, recognizing any resulting gains or losses in its statement of operations. At December 31, 2002, the Company had foreign currency forward contracts, maturing in 2003, to purchase Japanese yen at contracted forward rates. The value of these contracts at December 31, 2002 was approximately $625,000, which was the approximate value of the Company's yen-denominated accounts payable. During the years ended December 31, 2002, 2001 and 2000, the Company recorded net realized losses of approximately $120,000, $55,000 and $215,000, respectively, on foreign currency transactions. At December 31, 2002, the Company had no material unrealized gains or losses on foreign currency transactions.

        The potential loss in value of the Company's net investment in foreign currency forward contracts resulting from a hypothetical 10 percent adverse change in foreign currency exchange rates at December 31, 2002 was approximately $66,000.

ITEM 8.    Financial Statements And Supplementary Data

P & F INDUSTRIES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

Page
Report of Independent Certified Public Accountants	17
Consolidated Balance Sheets as of December 31, 2002 and 2001	18-19
Consolidated Statements of Operations for each of the three years ended December 31, 2002, 2001 and 2000	20-21
Consolidated Statements of Shareholders' Equity for each of the three years ended December 31, 2002, 2001 and 2000	22
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2002, 2001 and 2000	23-24
Notes to Consolidated Financial Statements	25-45
Schedule II—Valuation and Qualifying Accounts for each of the three years ended December 31, 2002, 2001 and 2000	49

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
  and the Shareholders of
  P & F Industries, Inc.
Farmingdale, New York

        We have audited the accompanying consolidated balance sheets of P & F Industries, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. We have also audited the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of P & F Industries, Inc. and subsidiaries at December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Notes 1 and 11 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

        Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

New York, New York
March 19, 2003

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
ASSETS
CURRENT:
Cash	$1,024,222	$507,833
Accounts receivable, less allowance for possible losses of $354,441 and $404,557 (Notes 2, 5 and 13)	10,864,261	9,729,605
Inventories (Notes 3 and 5)	19,580,073	17,223,225
Deferred income taxes (Note 9)	695,000	580,000
Prepaid expenses and other	1,080,313	723,538

TOTAL CURRENT ASSETS	33,243,869	28,764,201

PROPERTY AND EQUIPMENT (Notes 5 and 6):
Land	1,582,938	1,182,938
Buildings and improvements	8,811,117	6,291,225
Machinery and equipment	14,514,353	12,728,582

	24,908,408	20,202,745
Less accumulated depreciation and amortization	11,409,203	9,901,650

NET PROPERTY AND EQUIPMENT	13,499,205	10,301,095

DEFERRED INCOME TAXES (Note 9)	1,377,000	—
GOODWILL, net of accumulated amortization of $1,419,274 and $2,163,347 (Notes 10, 11 and 13)	9,238,621	7,301,611
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $354,667 (Notes 10 and 11)	2,305,333	—
OTHER ASSETS, net of accumulated amortization of $180,858 and $160,049	118,528	102,615

	$59,782,556	$46,469,522

See accompanying notes to consolidated financial statements.

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
	2002	2001
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings (Note 5)	$4,500,000	$2,000,000
Accounts payable	2,860,271	1,981,368
Accruals:
Compensation	2,112,377	1,512,141
Other (Note 4)	2,250,962	1,947,143
Deferred income taxes (Note 9)	210,000	—
Current maturities of long-term debt (Note 6)	1,402,547	313,075

TOTAL CURRENT LIABILITIES	13,336,157	7,753,727
LONG-TERM DEBT, less current maturities (Note 6)	11,591,989	3,548,945
DEFERRED INCOME TAXES (Note 9)	1,031,000	939,000

TOTAL LIABILITIES	25,959,146	12,241,672

COMMITMENTS AND CONTINGENCIES (Notes 5, 6, 10 and 12)
SHAREHOLDERS' EQUITY (Notes 7 and 8):
Preferred stock—$10 par; authorized—2,000,000 shares; no shares outstanding	—	—
Common Stock:
Class A—$1 par; authorized—7,000,000 shares; issued—3,690,367 and 3,677,593 shares	3,690,367	3,677,593
Class B—$1 par; authorized—2,000,000 shares; no shares issued or outstanding	—	—
Additional paid-in capital	8,540,528	8,464,139
Retained earnings	22,997,016	23,373,283
Treasury stock, at cost (176,045 shares and 157,445 shares)	(1,404,501)	(1,287,165)

TOTAL SHAREHOLDERS' EQUITY	33,823,410	34,227,850

	$59,782,556	$46,469,522

See accompanying notes to consolidated financial statements.

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2002	2001	2000
REVENUES (Note 13):
Net sales	$76,538,798	$65,821,131	$80,044,420
Other	675,104	1,374,781	854,254

	77,213,902	67,195,912	80,898,674

COSTS AND EXPENSES:
Cost of sales	53,745,209	47,034,465	56,218,992
Selling, general and administrative	18,184,531	16,492,976	17,199,793
Interest—net	741,311	796,663	1,390,949

	72,671,051	64,324,104	74,809,734

INCOME BEFORE TAXES ON INCOME AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	4,542,851	2,871,808	6,088,940
TAXES ON INCOME (Note 9)	1,680,000	1,059,000	2,264,000

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	2,862,851	1,812,808	3,824,940
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR GOODWILL, NET OF TAXES OF $1,668,000 (NOTE 11)	(3,239,118)	—	—

NET INCOME (LOSS)	($376,267)	$1,812,808	$3,824,940

See accompanying notes to consolidated financial statements

	Year Ended December 31,
	2002		2001		2000
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 15):
BASIC		3,512,057		3,553,930	3,560,786

DILUTED		3,580,872		3,627,660	3,686,331

EARNINGS (LOSS) PER SHARE OF COMMON STOCK (NOTE 15):
BASIC:
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE		$.82		$.51	$1.07
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAXES		(.93)		—	—

NET INCOME (LOSS)	($	..11)	$	..51	$1.07

DILUTED:
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE		$.80		$.50	$1.04
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAXES		(.91)		—	—

NET INCOME (LOSS)		($.11)		$.50	$1.04

See accompanying notes to consolidated financial statements

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Class A Common Stock $1 Par
					Treasury Stock
Years Ended December 31, 2002, 2001 and 2000			Additional Paid-in Capital	Retained Earnings
	Shares	Amount			Shares	Amount
Balance, January 1, 2000	3,504,893	$3,504,893	$8,282,602	$17,735,535	(49,235)	($498,500)
Net income for the year ended December 31, 2000	—	—	—	3,824,940	—	—
Exercise of stock options	172,700	172,700	181,537	—	—	—
Shares surrendered as payment for exercise of stock options	—	—	—	—	(19,925)	(192,500)
Purchase of Class A Common Stock	—	—	—	—	(3,025)	(19,073)

Balance, December 31, 2000	3,677,593	3,677,593	8,464,139	21,560,475	(72,185)	(710,073)
Net income for the year ended December 31, 2001	—	—	—	1,812,808	—	—
Purchase of Class A Common Stock	—	—	—	—	(85,260)	(577,092)

Balance, December 31, 2001	3,677,593	3,677,593	8,464,139	23,373,283	(157,445)	(1,287,165)
Net loss for the year ended December 31, 2002	—	—	—	(376,267)	—	—
Issuance of Class A Common Stock (Note 7)	12,774	12,774	76,389	—	—	—
Purchase of Class A Common Stock (Note 7)	—	—	—	—	(18,600)	(117,336)

Balance, December 31, 2002	3,690,367	$3,690,367	$8,540,528	$22,997,016	(176,045)	($1,404,501)

See accompanying notes to consolidated financial statements.

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	($376,267)	$1,812,808	$3,824,940

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting for goodwill, net of taxes	3,239,118	—	—
Depreciation and amortization	1,568,766	1,418,119	1,359,619
Amortization of goodwill	—	324,436	324,436
Amortization of other intangibles and other assets	375,476	17,179	17,178
Provision for losses on accounts receivable—net	(90,116)	(92,012)	(270,887)
Deferred income taxes	77,000	18,000	171,000
Issuance of Class A Common Stock as compensation	89,163	—	—
Loss (gain) on disposal of fixed assets	32,162	(63)	(49,026)
Decrease (increase), net of acquisition of Nationwide Industries, Inc., in:
Accounts receivable	88,187	830,911	1,888,383
Inventories	518,656	6,195,765	(2,804,489)
Prepaid expenses and other	(352,979)	39,010	(191,634)
Other assets	(36,722)	51,309	(11,345)
Increase (decrease), net of acquisition of Nationwide Industries, Inc., in:
Accounts payable	319,021	(1,196,101)	(2,414,780)
Accruals	334,579	(496,312)	(692,439)

Total adjustments	6,162,311	7,110,241	(2,673,984)

Net cash provided by operating activities	5,786,044	8,923,049	1,150,956

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,943,238)	(943,853)	(1,147,816)
Payments for acquisition of product line	(848,064)	—	—
Payments for acquisition of Nationwide Industries, Inc., net of $2,920 cash acquired	(10,448,794)	—	—
Payments for acquisition-related expenses	(1,113,939)	—	—
Proceeds from sale of fixed assets	4,200	13,905	52,194

Net cash used in investing activities	(16,349,835)	(929,948)	(1,095,622)

See accompanying notes to consolidated financial statements.

	Year Ended December 31,
	2002	2001	2000
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	5,000,000	3,500,000	10,500,000
Repayments of short-term borrowings	(2,935,000)	(10,500,000)	(7,500,000)
Proceeds from mortgage	2,024,000	—	—
Proceeds from term loan	11,500,000	—	—
Principal payments on long-term debt	(4,391,484)	(296,598)	(4,114,927)
Proceeds from exercise of stock options and warrants	—	—	354,237
Purchase of Class A Common Stock	(117,336)	(577,092)	(211,573)

Net cash provided by (used in) financing activities	11,080,180	(7,873,690)	(972,263)

NET INCREASE (DECREASE) IN CASH	516,389	119,411	(916,929)
CASH AT BEGINNING OF YEAR	507,833	388,422	1,305,351

CASH AT END OF YEAR	$1,024,222	$507,833	$388,422

Supplemental disclosures of cash flow information:

        Cash paid for:

	Year Ended December 31,
	2002	2001	2000
Interest	$705,167	$859,677	$1,425,189

Income taxes	$1,833,141	$1,122,256	$2,426,470

        On July 12, 2002, the Company issued to the Chief Executive Officer of the Company 12,774 unrestricted shares of Class A Common Stock. The Company recorded the fair market value of these shares, $89,163, as compensation expense.

        During the year ended December 31, 2000, the Company received 19,925 shares of Class A Common Stock in connection with the exercise of stock options. The value of these shares was recorded at $192,500.

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

        P & F Industries, Inc. ("P & F") conducts its business operations through its four wholly-owned subsidiaries: Florida Pneumatic Manufacturing Corporation ("Florida Pneumatic"), Countrywide Hardware, Inc. ("Countrywide"), Green Manufacturing, Inc. ("Green") and Embassy Industries, Inc. ("Embassy"). P & F Industries, Inc. and its subsidiaries are herein referred to collectively as the "Company."

        Florida Pneumatic is engaged in the importation, manufacture and sale of pneumatic hand tools, primarily for the industrial and retail markets, and the importation and sale of compressor air filters. Florida Pneumatic also markets, through its Berkley Tool division ("Berkley"), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely-used brand of pipe cutting and threading machines. Countrywide conducts its business operations through Nationwide Industries, Inc. ("Nationwide"), its wholly-owned subsidiary, and through its Franklin Manufacturing ("Franklin") division. Countrywide acquired all of the stock of Nationwide on May 3, 2002. The assets of Franklin were transferred from Embassy to Countrywide on December 30, 2002. Nationwide is an importer and manufacturer of door, window and fencing hardware. Franklin imports a line of door and window hardware. Green is engaged primarily in the manufacture, development and sale of heavy-duty welded custom designed hydraulic cylinders. Green also manufactures a line of access equipment for the petro-chemical industry and a line of post hole digging equipment for the agricultural industry. Embassy is engaged in the manufacture and sale of baseboard heating products and the importation and sale of radiant heating systems. Note 13 of the Notes to Consolidated Financial Statements presents financial information for the segments of the Company's business.

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

Shipping and Handling Costs

        The Company generally does not bill customers for shipping and handling costs. Expenses for shipping and handling costs, net of amounts billed to customers, are included in selling, general and administrative expenses, and totaled approximately $1,206,000, $995,000 and $1,060,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Financial Instruments

        The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and short-term debt, approximated fair value as of December 31, 2002 and 2001 because of the relatively short-term maturity of these instruments. The carrying value of long-term debt approximated fair value as of December 31, 2002 and 2001, based upon quoted market prices for the same or similar debt issues, with the exception of a fixed rate mortgage with a balance of approximately $1,700,000 at December 31, 2002. Using current interest rates, the fair value of this mortgage would have been approximately $1,960,000.

Allowance for Doubtful Accounts

        The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. The Company also records additional allowances based on certain percentages of aged receivables, based on historical experience and the Company's assessment of the general financial conditions affecting its customer base. If actual collections experience changes, revisions to the allowance may be required. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in the credit worthiness of any of these customers or any other matters affecting the collectibility of amounts due from such customers could have a material affect on results of operations in the period in which such changes or events occur. After all reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance.

Inventories

        Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. The inventory balance, which includes materials, labor and manufacturing overhead costs, is recorded net of an allowance for obsolete or unmarketable inventory. Such allowance is based upon both historical experience and management's understanding of market conditions and forecasts of future product demand. If the actual amount of obsolete or unmarketable inventory significantly exceeds the estimated allowance, the Company's cost of sales, gross profit and net income would be significantly affected.

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

Long-Lived Assets

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets to be disposed of, and was adopted by the Company effective January 1, 2002. The Company reviewed certain long-lived assets and identifiable intangibles for impairment. The adoption of SFAS 144 did not have a material effect on the Company's consolidated financial statements.

        Whenever events or changes in circumstances indicate that the carrying value of any of these assets may not be recoverable, the Company will assess the recoverability of such assets based upon estimated undiscounted cash flow forecasts.

Goodwill and Other Intangible Assets

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill not be amortized, but that goodwill and other intangible assets be tested annually for impairment. The Company adopted SFAS 142 as of January 1, 2002 and, in accordance therewith, ceased amortizing its goodwill as of that date. Prior to the adoption of SFAS 142, the Company had amortized goodwill on a straight-line basis over periods from 25 to 40 years. Other intangible assets continue to be amortized over a period of five years.

        The Company's operational policy for the assessment and measurement of any impairment in the value of goodwill and other intangible assets that is other than temporary is to evaluate annually, with the help of independent third-party appraisals, the recoverability and remaining life of its goodwill and other intangible assets to determine the fair value of these assets. The methodologies to be used to estimate fair value include the use of estimates and assumptions, including projected revenues, earnings and cash flows. If the fair value of any of these assets is determined to be less than its carrying value, the Company will reflect the impairment of any such asset through a reduction in its carrying value, in an amount equal to the excess of the carrying value of the asset over its appraised value.

        The Company had its goodwill and other intangible assets tested for impairment during the second quarter of 2002. As described in Note 11, the Company recorded an impairment charge of $3,239,118, net of taxes of $1,668,000, retroactive to January 1, 2002, in the second quarter of 2002.

        The Company's annual test for impairment of goodwill and other intangible assets was performed as of November 30, 2002. The results of this testing indicated that, for all reporting units, the fair value of these assets exceeded the current carrying value.

Taxes on Income

        The Company files a consolidated Federal tax return. P & F Industries, Inc. and each of its subsidiaries file separate state and local tax returns.

        Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and any operating loss or tax credit carryforwards. Deferred tax assets and liabilities are meausred using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of any change in the tax rate is recognized in income in the period that includes the enactment date of such change.

Earnings (Loss) Per Share

        Basic earnings (loss) per common share is based only on the average number of shares of common stock outstanding for the year. Diluted earnings (loss) per common share reflects the effect of shares of common stock issuable upon the exercise of options, unless the effect on earnings is antidilutive.

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

Stock-Based Compensation

        The Company accounts for its stock option awards to its employees under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

        SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Plan had been determined in accordance with the fair value method prescribed by SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted in 2002 and 2000, respectively; no dividends paid for either of these years; expected volatility of 56.9% and 39.0%; risk-free interest rates of 4.3% and 6.1%; and expected lives of 8.5 years and 10.0 years. No options were granted in 2001.

        The weighted-average fair value of options for which the exercise price equaled the market price on the grant date was $4.20 in 2002 and $5.41 in 2000. The weighted-average fair value of options for which the exercise price exceeded the market price on the grant date was $3.07 in 2002.

        Under the provisions of SFAS 123, the Company's net income (loss) and its basic and diluted earnings (loss) per share would have changed to the pro forma amounts indicated below:

	Year Ended December 31,
	2002	2001	2000
Net income (loss) as reported	($376,267)	$1,812,808	$3,824,940
Deduct: Total stock-based employee compensation expense determined under fair value method	536,928	—	6,795

Pro forma net income (loss)	($913,195)	$1,812,808	$3,818,145

Basic earnings (loss) per share:
As reported	($.11)	$.51	$1.07
Pro forma	($.26)	$.51	$1.07
Diluted earnings (loss) per share:
As reported	($.11)	$.50	$1.04
Pro forma	($.26)	$.50	$1 04

Derivative Financial Instruments

        The Company uses derivatives to reduce its exposure to fluctuations in foreign currencies, principally dominated in Japanese yen. Derivative products, specifically foreign currency forward contracts, are used to hedge the foreign currency market exposures underlying certain debt and forecasted transactions with foreign vendors. The Company does not enter such contracts for speculative purposes.

        For derivative instruments that are designated and qualify as fair value hedges (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedge item attributable to the hedged risk are recognized in earnings in the current period. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure of variability in the expected future cash flows that would be attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated comprehensive loss (a component of shareholders' equity) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument, if any (i.e., the ineffective portion and any portion of the derivative instrument excluded from the assessment of effectiveness) is recognized in earnings in the current period. For derivative instruments not designated as hedging instruments, changes in the fair market values are recognized in earnings as a component of cost of goods sold.

        The Company accounts for changes in the fair value of its foreign currency contracts by marking them to market and recognizing any resulting gains or losses through its statement of operations. The Company also marks its yen-denominated payables to market, recognizing any resulting gains or losses in its statement of operations. At December 31, 2002, the Company had foreign currency forward contracts, maturing in 2003, to purchase Japanese yen at contracted forward rates. The value of these contracts at December 31, 2002 was approximately $625,000, which was the approximate value of the Company's yen-denominated accounts payable. During the years ended December 31, 2002, 2001 and 2000, the Company recorded net realized losses of approximately $120,000, $55,000 and $215,000, respectively, on foreign currency transactions. At December 31, 2002, the Company had no material unrealized gains or losses on foreign currency transactions.

New Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3") The principal difference between SFAS 146 and EITF 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability was recognized at the date of an entity's commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on its financial position or results of operations.

        In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which requires a guarantor to include disclosure of certain obligations, and, if applicable, at the inception of the guarantee, to recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002 and is not expected to have a material impact on the Company. The Company has no such obligations that would fall under either the disclosure or recognition requirements of FIN 45.

        In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure" ("SFAS 148"), which was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. SFAS 148 will not have any impact on the Company because the Company does not plan to implement the fair value method.

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, ("FIN 46") "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective February 1, 2003 for variable interest entities created after January 31, 2003, and July 1, 2003 for variable interest entities created prior to February 1, 2003. The Company does not expect the adoption of FIN 46 to have a material impact on its financial position, results of operations or cash flows.

NOTE 2—ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

        Accounts receivables consist of:

	December 31,
	2002	2001
Trade accounts receivables	$11,218,702	$10,134,162
Allowance for doubtful accounts	(354,441)	(404,557)

Net accounts receivables	$10,864,261	$9,729,605

        Accounts receivable are customer obligations due under normal trade terms. The Company sells its products to retailers, distributors and original equipment manufacturers involved in a variety of industries, including heating, hardware, tools and mobile equipment. The Company performs continuing credit evaluations of its customers' financial condition, and although the Company generally does not require collateral, letters of credit may be required from customers in certain circumstances.

        Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes that its allowance for doubtful accounts as of December 31, 2002 was adequate. However, actual write-offs might exceed the recorded allowance.

NOTE 3—INVENTORIES

        Inventories consist of:

	December 31,
	2002	2001
Raw material	$3,566,161	$3,122,061
Work in process	754,857	740,036
Finished goods	15,259,055	13,361,128

	$19,580,073	$17,223,225

NOTE 4—WARRANTY LIABILITY

        The Company offers to its customers warranties against product defects for periods ranging from one year to the life of the product, depending on the specific product and terms of the customer purchase agreement. The Company's typical warranties require it to repair or replace the defective products during the warranty period at no cost to the customer. At the time the product revenue is recognized, the Company records a liability for estimated costs under its warranties. The costs are estimated based on historical experience. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts necessary. While the Company believes that its estimated liability for product warranties is adequate and that the judgment applied is appropriate, the estimated liability for the product warranties could differ materially from future actual warranty costs.

        Changes in the Company's warranty liability, included in other accrued liabilities, for the two years ended December 31, 2002 and December 31, 2001 were as follows:

	Year Ended December 31,
	2002	2001
Balance, beginning of year	$198,384	$241,496
Warranties issued and changes in estimated pre-existing warranties	296,192	644,129
Actual warranty costs/settlements	(308,063)	(687,241)

Balance, end of year	$186,513	$198,384

NOTE 5—SHORT-TERM BORROWINGS

        The Company's credit agreement with a bank includes a revolving credit loan facility, which provides a total of $12,000,000, with various sublimits, for direct borrowings, letters of credit, bankers' acceptances and equipment loans. There are no commitment fees for any unused portion of this credit facility. At December 31, 2002, there was $4,500,000 outstanding against the revolving credit loan facility. There was also a commitment of approximately $170,000 at December 31, 2002 for open letters of credit.

        Direct borrowings under the Company's revolving credit loan facility are secured by the Company's accounts receivable, inventory and equipment and are cross-guaranteed by each of the Company's subsidiaries. These borrowings bear interest at either the prime interest rate or LIBOR plus 1.6%. The prime interest rate at December 31, 2002 was 4.25% and LIBOR was approximately 1.4%. The prime interest rate at December 31, 2001 was 4.75% and LIBOR was approximately 1.9%.

        The credit agreement also includes a foreign exchange line, which provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of coreign currency forward contracts outstanding at December 31, 2002 was approximately $625,000.

        The credit agreement also includes a term loan facility, as described in Note 6.

        Under the terms of the Company's credit agreement, the Company is required to adhere to certain financial covenants. At December 31, 2002, and for the year then ended, the Company satisfied all of these covenants. The credit agreement, which expires in July 2003, is subject to annual review by the lending bank.

NOTE 6—LONG-TERM DEBT

        Long-term debt consists of:

	December
	2002	31, 2001
Term loan—payments of interest only are due monthly through May 2003. Principal amount outstanding at June 1, 2003 to be paid in equal quarterly installments (plus interest at LIBOR plus 175 basis points) from June 2003 through March 2009	$7,500,000	$—
Mortgage loan—$11,244 (plus interest at LIBOR plus 155 basis points) payable monthly through May 2009, when a final payment of approximately $1,090,000 is due (a)	1,945,289	—
Mortgage loan—$17,438 (including interest at 8.16%) payable monthly through May 2006, when a final payment of approximately $1,435,000 is due (a)(c)	1,697,282	1,765,004
Mortgage loan—$16,388 (including interest at 7.09%) payable monthly through March 2014 (a)	1,506,965	1,592,016
Economic Development Revenue Bond—payable yearly in various principal amounts (plus interest at variable rates) through November 2004 (b)	345,000	505,000

	12,994,536	3,862,020
Less current maturities	1,402,547	313,075

	$11,591,989	$3,548,945

(a)
These mortgages payable relate to the land and buildings of the Company's subsidiaries. Property with a net book value of approximately $5,728,000 is pledged as collateral.

(b)
This bond was assumed by the Company as part of the acquisition of Green and is secured by a standby letter of credit. The interest rate at December 31, 2002 was approximately 1.8%.

(c)
This mortgage was refinanced in January 2003. The interest rate on the new mortgage, which matures in January 2010, is LIBOR plus 155 basis points.

        The aggregate amounts of the long-term debt scheduled to mature in each of the years ended December 31 are as follows: 2003—$1,402,547; 2004—$1,742,463; 2005—$1,576,778; 2006—$2,955,860; 2007—$1,506,586; 2008—$1,515,423; and 2009 and thereafter—$2,294,879. Interest expense on long-term debt was $550,244, $284,137 and $580,125 for the years ended December 31, 2002, 2001 and 2000, respectively.

        The Company's credit agreement with a bank includes a term loan facility, which provides a maximum commitment of $15,000,000 to finance acquisitions subject to the lending bank's approval. There are no commitment fees for any unused portion of this credit facility. The Company borrowed $11,500,000 against this facility to finance the acquisition of Nationwide and there was a loan balance of $7,500,000 outstanding against this facility at December 31, 2002. There was also a standby letter of credit totaling approximately $350,000 outstanding against this facility at December 31, 2002. This standby letter of credit is used to secure the Economic Development Revenue Bond assumed as part of the acquisition of Green.

        Under the terms of the Company's credit agreement, the Company is required to adhere to certain financial covenants. At December 31, 2002, and for the year then ended, the Company satisfied all of these covenants. The credit agreement, which expires in July 2003, is subject to annual review by the lending bank.

NOTE 7—CAPITAL STOCK TRANSACTIONS

        During the years ended December 31, 2002, 2001 and 2000, the Company purchased 18,600, 85,260 and 3,025 shares, respectively, of Class A Common Stock, at costs of $117,336, $577,092 and $19,073, respectively. During the year ended December 31, 2000, the Company received 19,925 shares of Class A Common Stock, with a recorded value of $192,500, in connection with the exercise of stock options.

        On July 12, 2002, the Company issued to the Chief Executive Officer of the Company 12,774 unrestricted shares of Class A Common Stock. The Company recorded the fair market value of these shares, $89,163, as compensation expense. On July 12, 2002, the Company also issued to various employees options to purchase an aggregate of 221,100 shares of Class A Common Stock. On October 14, 2002, the Company extended until September 30, 2003 its program to repurchase shares of Class A Common Stock.

        In connection with its Stockholder Rights Plan, the Company entered into a Rights Agreement (as amended) and distributed as a dividend to each holder of Class A Common Stock a preferred stock purchase right. These rights entitle the stockholders, in certain circumstances, to purchase one one-thousandth of a share of the Company's Series A Junior Participating Preferred Stock for $10. The Stockholder Rights Plan, which expires in August 2004, is intended to protect, among other things, the interests of the Company's stockholders in the event the Company is confronted with coercive or unfair takeover tactics.

NOTE 8—STOCK OPTIONS AND WARRANTS

        The Company has an Incentive Stock Option Plan (the "Plan"), which authorizes the issuance, to employees and directors, of options to purchase a maximum of 1,100,000 shares of Class A Common Stock. These options must be issued within ten years of the effective date of the Plan and are exercisable for a ten year period from the date of grant, at prices not less than 100% of the market value of the Class A Common Stock on the date the option is granted. Options granted to any 10% stockholder are exercisable for a five year period from the date of grant, at prices not less than 110% of the market value of the Class A Common Stock on the date the option is granted.

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

        The following table contains information on stock options for the three years ended December 31, 2002:

	Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Outstanding, January 1, 2000	571,400	$1.44 to 9.00	$4.83
Granted	2,000	8.75	8.75
Exercised	(172,700)	1.50 to 5.25	2.05
Expired	(4,400)	1.50 to 7.88	4.95

Outstanding, December 31, 2000 and 2001	396,300	1.44 to 9.00	6.06
Granted	221,100	6.00 to 6.60	6.18
Expired	(78,500)	5.25 to 7.88	5.72

Outstanding, December 31, 2002	538,900	$1.44 to 9.00	$6.16

        There were options available for issuance under the Plan as of December 31 of each year as follows: 2000—358,200; 2001—358,200; and 2002—878,900. Of the options outstanding at December 31, 2002, 221,100 were issued under the current plan and 317,800 were issued under the previous plan.

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$8.66	11,500.2		$8.66	—	$—
1.44	15,000.6		1.44	15,000	1.44
1.94	48,000	2.0	1.94	48,000	1.94
3.75 to 5.25	67,800	4.2	4.96	67,800	4.98
6.00	154,436	9.5	6.00	154,436	6.00
7.88	156,500	5.2	7.88	156,500	7.88
8.94 to 9.00	17,000	6.2	8.96	17,000	8.96
8.75	2,000	7.3	8.75	2,000	8.75
6.60	66,664	4.5	6.60	—	—

$1.44 to 9.00	538,900	6.5	$6.16	460,736	$6.03

NOTE 9—TAXES ON INCOME

        Provisions for taxes on income in the consolidated statements of operations consist of:

	Year Ended December 31,
	2002	2001	2000
Current:
Federal	$1,392000	$953,000	$1,929,000
State and local	211,000	88,000	164,000

Total current	1,603,000	1,041,000	2,093,000

Deferred:
Federal	92,000	15,000	159,000
State and local	(15,000)	3,000	12,000

Total deferred	77,000	18,000	171,000

Total taxes on income	$1,680,000	$1,059,000	$2,264,000

        Deferred tax assets (liabilities) consist of:

	December 31,
	2002	2001
Deferred tax assets:
Current:
Bad debt reserves	$131,000	$153,000
Inventory reserves	368,000	—
Warranty and other reserves	196,000	427,000

	695,000	580,000
Non-current:
Goodwill	1,377,000	—

Total deferred tax assets	$2,072,000	$580,000

Deferred tax liabilities:
Current:
Inventory	($210,000)	$—

Non-current:
Goodwill	—	(179,000)
Depreciation	(1,031,000)	(760,000)

	(1,031,000)	(939,000)

Total deferred tax liabilities	($1,241,000)	($939,000)

NOTE 9—TAXES ON INCOME (Continued)

        A reconciliation of the Federal statutory rate to the total effective tax rate applicable to income before taxes on income is as follows:

	Year Ended December 31,
	2002		2001		2000
	$	%	$	%	$	%
Federal income taxes computed at statutory rates	1,545,000	34.0	977,000	34.0	2,070,000	34.0
Increase in taxes resulting from:
State and local taxes, net of Federal tax benefit	129,000	2.9	58,000	2.0	108,000	1.8
Expenses not deductible for tax purposes	174,000	3.8	100,000	3.5	100,000	1.6
Other	(168,000)	(3.7)	(76,000)	(2.6)	(14,000)	(.2)

Taxes on income	1,680,000	37.0	1,059,000	36.9	2,264,000	37.2

NOTE 10—ACQUISITION

        On May 3, 2002, Countrywide acquired all of the stock of Nationwide for approximately $10,452,000, plus acquisition costs of approximately $490,000 and working capital adjustments of approximately $260,000. There were additional acquisition-related costs of approximately $364,000 recorded as goodwill. This acquisition was accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations." Nationwide is engaged in the business of importing and manufacturing door, window and fencing hardware. The Company completed its acquisition of Nationwide in order to expand its presence in the domestic residential hardware market.

        This acquisition was financed through the term loan facility available under the Company's credit agreement, as described in Note 6. In addition to the cash paid at the closing, Nationwide's previous owner is entitled to contingent payments of 30% of the excess of Nationwide's earnings before interest, taxes and amortization over $2,500,000, for each of the five twelve-month periods subsequent to the acquisition date, which contingent payments will be treated as additions to goodwill.

        On May 24, 2002, in connection with the acquisition of Nationwide, Countrywide also purchased, for $2,500,000, the real property and the improvements thereon in which Nationwide conducts its business.

        The consolidated financial statements presented in this Report include the combined results of operations of Countrywide and Nationwide for the period from May 4, 2002 through December 31, 2002.

        The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed in connection with the acquisition of Nationwide. The Company obtained third party valuations for the property, plant and equipment and intangible assets (i.e., employment agreement and customer list).

(000's)
Current assets	$4,115
Machinery and equipment	860
Employment agreement	760
Customer list	1,900
Goodwill	5,996

Total assets acquired	13,631

Current liabilities	(2,209)

Total liabilities assumed	(2,209)

Net assets acquired	$11,422

        The employment agreement and the customer list have each been assigned a useful life of five years for accounting purposes. The amortization of these intangible assets is not deductible for tax purposes. Goodwill is not amortized for either financial reporting or tax purposes.

        Amortization expense for intangible assets subject to amortization was approximately $355,000 for the year ended December 31, 2002. Amortization expense for each of the years in the five-year period ending December 31, 2007 is estimated to be approximately $532,000 in 2003 through 2006, and approximately $177,000 in 2007.

        The following table summarizes, on a pro forma basis, the combined results of operations of the Company and Countrywide (combined with Nationwide), as though the acquisition of Nationwide had been made January 1, 2001. The pro forma amounts give effect to appropriate adjustments for depreciation of fixed assets, amortization of intangible assets, interest expense and income taxes.

        The pro forma amounts presented are not necessarily indicative of future operating results.

	Year ended December 31,
	2002	2001	2000
Net sales	$80,380,000	$75,574,000	$87,606,000

Income before cumulative effect of change in accounting principle	$2,902,000	$2,451,000	$4,136,000

Earnings per share of common stock:
Basic	$.83	$.69	$1.16

Diluted	$.81	$.68	$1.12

        In January 2002, the Company completed another small acquisition for approximately $848,000. The entire amount was recorded as goodwill.

NOTE 11—GOODWILL AND OTHER INTANGIBLE ASSETS

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill not be amortized, but that goodwill and other intangible assets be tested annually for impairment. The Company adopted SFAS 142 as of January 1, 2002 and, in accordance therewith, ceased amortizing its goodwill as of that date. Prior to the adoption of SFAS 142, the Company had amortized goodwill on a straight-line basis over periods from 25 to 40 years. Other intangible assets continue to be amortized over a period of five years.

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

        The Company's earnings forecasts for Green, which reflected the extremely weak market conditions in the hydraulic cylinder business, resulted in the fair market value of Green's goodwill, as determined by an independent third-party appraiser, being lower than its carrying value as of December 31, 2001. Accordingly, in the quarter ended June 30, 2002, the Company recorded, retroactive to January 1, 2002, an after-tax impairment charge of approximately $3.2 million, which is reported as a cumulative effect of change in accounting principle resulting from the adoption of SFAS 142. The Company's annual impairment test done as of November 30, 2002 indicated that the fair values exceeded the carrying amounts for all reporting units.

        The changes in the carrying amounts of goodwill for the year ended December 31, 2002 are as follows:

	Consolidated	Pneumatic tools and related equipment	Hydraulic cylinders	Heating products	Hardware
	(In thousands)
Balance, January 1, 2002	$7,302	$2,327	$4,907	$—	$68
Goodwill acquired during the year ended December 31, 2002	6,844	—	848	—	5,996
Impairment losses	(4,907)	—	(4,907)	—	—

Balance, December 31, 2002	$9,239	$2,327	$848	$—	$6,064

        With its adoption of SFAS 142, the Company ceased amortization of goodwill as of December 31, 2001. The following table presents the comparable results of operations based on the adoption of SFAS 142 for each of the years:

	Years ended December 31,
	2002	2001	2000
Reported net income (loss)	($376,267)	$1,812,808	3,824,940
Goodwill amortization	—	324,436	324,436
Tax effect	—	(120,000)	(120,000)

Adjusted net income (loss)	($376,267)	$2,017,244	$4,029,376

Earnings (loss) per share of Class A Common stock:
Basic
Reported net income (loss)	($.11)	$.51	$1.07
Goodwill amortization	—	.09	.09
Tax effect	—	(.03)	(.03)

Adjusted net income (loss)	($.11)	$.57	$1.13

Diluted
Reported net income (loss)	($.11)	$.50	$1.04
Goodwill amortization	—	.09	.09
Tax effect	—	(.03)	(.04)

Adjusted net income (loss)	($.11)	$.56	$1.09

        Other intangible assets were as follows:

	December 31, 2002		December 31, 2001
	Cost	Accumulated amortization	Cost	Accumulated amortization
Other intangible assets:
Customer list	$1,900,000	$253,334	$—	$—
Employment agreement	760,000	101,333	—	—

Total	$2,660,000	$354,667	$—	$—

NOTE 12—COMMITMENTS AND CONTINGENCIES

        (a)  P & F and two of its subsidiaries have adopted a defined contribution pension plan, which covers substantially all non-union employees. Contributions to this plan were determined as a percentage of compensation. The amounts recognized as pension expense for this plan were approximately $342,000, $345,000 and $332,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

        In conjunction with the acquisition of Green, P & F acquired a defined contribution 401(k) plan, which covers all of Green's employees. Employer contributions to this plan were determined as a percentage of employee contributions. The amounts recognized as expense for this plan were approximately $63,000 for the year ended December 31, 2002, approximately $62,000 for the year ended December 31, 2001 and approximately $82,000 for the year ended December 31, 2000.

        One of P & F's subsidiaries also participates in a multi-employer pension plan. This plan provides defined benefits to all union workers. Contributions to this plan are determined by the union contract. The Company does not administer the plan funds and does not have any control over the plan funds. The amounts recognized as pension expense for this plan were approximately $33,000, $32,000 and $35,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

        (b)  P & F has an employment agreement with an officer. This agreement currently provides for a minimum annual aggregate salary of $760,000 through May 2008. This agreement provides that if a change in control of the Company occurs and, as a result, the officer is terminated or is unable to exercise his functions and duties and therefore resigns, he will have the option to receive either full compensation for the remaining term of the agreement or a severance allowance equal to three times average annual compensation for the five previous years.

            The Company also has an employment agreement with the President of a subsidiary, through May 2007, that provides for annual compensation of $75,000.

        (c)  Florida Pneumatic purchases significant amounts of pneumatic tools from two foreign suppliers. Although other sources are available, the loss of either supplier could adversely affect operating results.

        (d)  Green purchases significant amounts of raw materials from one supplier. Because other sources are available, however, the Company believes that the loss of this supplier would not adversely affect its operating results.

        (e)  Nationwide currently purchases approximately 75% of its product from one foreign supplier. Although other suppliers are being developed, the loss of this one supplier could adversely affect operating results.

        (f)    The Company had non-cancellable inventory purchase commitments totalling approximately $11,300,000 at December 31, 2002.

        (g)  The Company is a defendant or co-defendant in various actions brought about in the ordinary course of conducting its business. The Company does not believe that any of these actions are material to the financial condition of the Company.

NOTE 13—SEGMENTS OF BUSINESS

        The Company currently operates four reportable business segments: pneumatic tools and related equipment, hardware, hydraulic cylinders and heating equipment. The Company is organized around these four distinct product segments, each of which has very different end users. Franklin and Nationwide are combined in the hardware segment for reporting purposes. The accounting policies of each of the segments are the same as those described in Note 1. The Company evaluates segment performance based on operating income.

        The following presents financial information by segment for the years ended December 31, 2002, 2001 and 2000. Operating income excludes general corporate expenses, interest expense and income taxes. Identifiable assets are those assets directly owned or utilized by the particular business segment.

2002	Consolidated	Pneumatic Tools	Hardware	Hydraulic Cylinders	Heating Equipment
	(In Thousands)
Revenues from external customers	$77,214	$42,460	$13,346	$12,107	$9,301

Operating income (loss)	$8,734	$7,212	$1,872	($549)	$199

General corporate expense	(3,450)
Interest expense	(741)

Income before taxes on income and cumulative effect of change in accounting principle	$4,543

Cumulative effect of change in accounting principle	($3,239)	$—	$—	($3,239)	$—

Identifiable assets at December 31, 2002	$56,824	$24,188	$18,448	$8,611	$5,577

Corporate assets	2,959

Total assets at December 31, 2002	$59,783

Depreciation and amortization ($16 corporate)	$1,569	$490	$113	$600	$350

Amortization of other intangibles	$375	$—	$358	$14	$3

Capital expenditures ($7 corporate)	$3,943	$496	$2,706	$426	$308

2001	Consolidated	Pneumatic Tools	Hardware	Hydraulic Cylinders	Heating Equipment
	(In Thousands)
Revenues from external customers	$67,196	$38,360	$4,674	$14,377	$9,785

Operating income (loss)	$6,376	$5,990	$170	($362)	$578

General corporate expense	(2,708)
Interest expense	(796)

Income before taxes on income	$2,872

Identifiable assets at December 31, 2001	$45,053	$23,530	$2,514	$13,290	$5,719

Corporate assets	1,417

Total assets at December 31, 2001	$46,470

Depreciation and amortization ($15 corporate)	$1,418	$475	$40	$602	$286

Amortization of goodwill and other intangibles	$342	$96	$—	$240	$6

Capital expenditures ($25 corporate)	$944	$109	$—	$410	$400

2000	Consolidated	Pneumatic Tools	Hardware	Hydraulic Cylinders	Heating Equipment
	(In Thousands)
Revenues from external customers	$80,899	$44,872	$5,550	$20,220	$10,257

Operating income	$10,427	$8,252	$187	$929	$1,059

General corporate expense	(2,947)
Interest expense	(1,391)

Income before taxes on income	$6,089

Identifiable assets at December 31, 2000	$52,659	$30,481	$2,135	$14,985	$5,058

Corporate assets	1,494

Total assets at December 31, 2000	$54,153

Depreciation and amortization ($15 corporate)	$1,360	$479	$40	$584	$242

Amortization of goodwill and other intangibles	$342	$96	$—	$240	$6

Capital expenditures ($1 corporate)	$1,148	$216	$—	$271	$660

        The pneumatic tools segment has one customer that accounted for 21.7%, 21.4% and 23.4% of consolidated revenues for the years ended December 31, 2002, 2001 and 2000, respectively. This customer also accounted for 37.2% and 24.9% of consolidated accounts receivable as of December 31, 2002 and 2001, respectively. A second customer, of both the pneumatic tools segment and the hardware segment, accounted for 18.3%, 18.0% and 14.0% of consolidated revenues for the years ended December 31, 2002, 2001 and 2000, respectively, and 12.9% and 21.2% of consolidated accounts receivable as of December 31, 2002 and 2001, respectively. There were no other major customers requiring disclosure.

NOTE 14—UNAUDITED INTERIM CONSOLIDATED FINANCIAL INFORMATION

        Unaudited interim consolidated financial information for the two years ended December 31, 2002 and 2001 is summarized as follows:

	Quarter Ended
2002	March 31, (a)	June 30, (a)	September 30,	December 31,
Revenues	$17,096,719	$18,666,396	$21,082,509	$20,368,278

Gross profit	$5,092,497	$6,145,876	$6,218,258	$6,012,062

Income before cumulative effect of change in accounting principle	$553,662	$959,499	$777,006	$572,684
Cumulative effect of change in accounting principle, net of taxes of $1,668,000	(3,239,118)	—	—	—

Net income (loss)	($2,685,456)	$959,499	$777,006	$572,684

Earnings (loss) per share of common stock after cumulative change in accounting principle:
Basic:
Income before cumulative effect of change in accounting principle	$.16	$.27	$.22	$.16
Cumulative effect of change in accounting principle, net	(.92)	—	—	—

Net income (loss)	($.76)	$.27	$.22	$.16

Diluted:
Income before cumulative effect of change in accounting principle	$.15	$.27	$.22	$.16
Cumulative effect of change in accounting principle, net	(.90)	—	—	—

Net income (loss)	($.75)	$.27	$.22	$.16

(a)
As restated to give effect to the retroactive impairment of goodwill of $3,239,118 (net of taxes of $1,668,000) from the second quarter, as previously reported, to January 1, 2002.
	Quarter Ended
2001	March 31,	June 30,	September 30,	December 31,
Revenues	$17,443,764	$16,246,176	$16,448,858	$17,057,114

Gross profit	$5,188,971	$5,136,204	$5,068,262	$4,768,010

Net income	$430,979	$416,569	$488,376	$476,884

Earnings per share of common stock:
Basic	$.12	$.12	$.14	$.14

Diluted	$.12	$.11	$.13	$.13

        During the fourth quarter of 2002, the Company recorded net adjustments increasing its net income by approximately $30,000. The Company recorded increases to net income of approximately

$290,000, relating primarily to adjustments to reserves for bad debts and accruals for taxes. The Company recorded decreases to net income of approximately $320,000, relating primarily to adjustments to inventory valuation and other accruals.

        During the fourth quarter of 2001, the Company recorded net adjustments decreasing its net income by approximately $500,000, relating primarily to adjustments to inventory valuation, as well as to reserves for bad debts and legal expenses.

NOTE 15—EARNINGS (LOSS) PER SHARE

        The following table sets forth the computation of basic and diluted earnings (loss) per common share from continuing operations:

	Year Ended December 31,
	2002	2001	2000
Numerator:
Numerator for basic and diluted earnings (loss) per common share:
Income before cumulative effect of change in accounting principle	$2,862,851	$1,812,808	$3,824,940
Cumulative effect of change in accounting principle, net of taxes of $1,668,000	(3,239,118)	—	—

Net income (loss)	$(376,267)	$1,812,808	$3,824,940

Denominator:
Denominator for basic earnings (loss) per share—weighted average common shares outstanding	3,512,057	3,553,930	3,560,786
Effect of dilutive securities:
Common stock options	68,815	73,730	125,545

Denominator for diluted earnings (loss) per share—adjusted weighted average common shares and assumed conversions	3,580,872	3,627,660	3,686,331

Basic:
Income before cumulative effect of change in accounting principle	$.82	$.51	$1.07
Cumulative effect of change in accounting principle, net of taxes	(.93)	—	—

Net income (loss)	$(.11)	$.51	$1.07

Diluted:
Income before cumulative effect of change in accounting principle	$.80	$.50	$1.04
Cumulative effect of change in accounting principle, net of taxes	(.91)	—	—

Net income (loss)	$(.11)	$.50	$1.04

        There were outstanding during the years ended December 31, 2002, 2001 and 2000 stock options whose exercise prices were higher than the average market values for the respective periods. These options are anti-dilutive and are excluded from the computation of earnings (loss) per share. The weighted average anti-dilutive options outstanding for the years ended December 31, 2002, 2001 and 2000 were as follows: 2002—189,000; 2001—189,000; and 2000—150,500.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information relating to the directors and executive officers of the registrant is set forth in the registrant's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and is hereby incorporated by reference.

Item 11. Executive Compensation

        Information relating to executive compensation is set forth in the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
Equity compensation plans approved by security holders	538,900	$6.16	878,900
Equity compensation plans not approved by security holders	—	—	—

TOTAL	538,900	$6.16	878,900

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

Item 14. Controls and Procedures

Evaluation of disclosure controls and procedures

        Within 90 days prior to the date of this Annual Report on Form 10-K (this "Report"), an evaluation was performed, under the supervision of, and with the participation of, the Company's management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) to the Securities and Exchange Act of 1934). Based on that evaluation, the Company's management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company's disclosure controls and procedures were adequate and effective in timely alerting them to all material information relating to the Company and its consolidated subsidiaries that is required to be included in this Report.

Changes in internal controls

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of management's evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Page
(a	)	The following documents are filed as part of this Annual Report on Form 10-K:
		(1)	Financial Statements:
The consolidated financial statements of the Registrant as set forth under Item 8 of this report.
		(2)	Financial Statement Schedule:
			Schedule II—Valuation and Qualifying Accounts for each of the three years ended December 31, 2002, 2001 and 2000	49
All other schedules are omitted because they are not applicable, or because the required information is otherwise shown in the consolidated financial statements or notes thereto.
		(3)	Exhibits:
			The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.	53-55

Exhibits 10.1, 10.2, 10.3 and 10.4 constitute the management contracts and compensatory plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K pursuant to Item 14(c) hereof.
(b	)	Reports on Form 8-K.
No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2002.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Column A	Column B	Column C		Column D		Column E
Description	Balance at Beginning Of Period	Additions Charged (Credited) to Costs and Expenses	Additions Charged (Credited) to Other Accounts		Deductions		Balance at End of Period
Year ended December 31, 2002: Allowance for possible losses	$404,557	($40,755)	$40,000	(a)	$49,361	(b)	$354,441

Year ended December 31, 2001: Allowance for possible losses	$496,569	($17,670)	$—		$74,342	(b)	$404,557

Year ended December 31, 2000: Allowance for possible losses	$767,456	$221,004	($264,743	)(c)	$227,148	(b)	$496,569

(a)
Initial reserves of company acquired in purchase business combination.

(b)
Write-off of expenses against reserve.

(c)
Reclassification.

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

Date: March 28, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ ROBERT L. DUBOFSKY Robert L. Dubofsky	Director	March 28, 2003
/s/ ALAN GOLDBERG Alan Goldberg	Director	March 28, 2003
/s/ RICHARD A. HOROWITZ Richard A. Horowitz	Director	March 28, 2003
/s/ SIDNEY HOROWITZ Sidney Horowitz	Director	March 28, 2003
/s/ ARTHUR HUG, JR. Arthur Hug, Jr.	Director	March 28, 2003
/s/ DENNIS KALICK Dennis Kalick	Director	March 28, 2003
/s/ NEIL NOVIKOFF Neil Novikoff	Director	March 28, 2003
/s/ ROBERT M. STEINBERG Robert M. Steinberg	Director	March 28, 2003
/s/ MARC A. UTAY Marc A. Utay	Director	March 28, 2003

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER OF P & F INDUSTRIES, INC.

I, Richard A. Horowitz, Principal Executive Officer of P & F Industries, Inc., certify that:

  1.
  I have reviewed this Annual Report on Form 10-K of P & F Industries, Inc.

  2.
  Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

  c)
  presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

  6.
  The registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003 Date	/s/ RICHARD A. HOROWITZ Richard A. Horowitz Principal Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER OF P & F INDUSTRIES, INC.

I, Joseph A. Molino, Jr., Principal Financial Officer of P & F Industries, Inc., certify that:

  1.
  I have reviewed this Annual Report on Form 10-K of P & F Industries, Inc.

  2.
  Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

  c)
  presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

  6.
  The registrant's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003 Date	/s/ JOSEPH A. MOLINO, JR. Joseph A. Molino, Jr. Principal Financial Officer

EXHIBIT INDEX

Exhibit No.:	Description

2.1	Asset Purchase Agreement, dated as of September 16, 1998, by and between Green Manufacturing, Inc., an Ohio corporation, and the Registrant (Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K dated September 16, 1998). Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish, supplementally, a copy of any exhibit or schedule omitted from the Asset Purchase Agreement to the Commission upon request.
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
2.3
Contract for Purchase and Sale, dated as of May 1, 2002, between W. I. Commercial Properties, Inc., a Florida corporation and Countrywide Hardware, Inc., a Delaware corporation (Incorporated by reference to Exhibit 4.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
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
4.2
Amendment to Rights Agreement, dated as of April 11, 1997, between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
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
4.10
Amendment No. 7 to Credit Agreement, dated as of August 1, 2002, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, a Florida corporation, Embassy Industries, Inc., a New York corporation, Green Manufacturing, Inc., a Delaware corporation, Countrywide Hardware, Inc., a Delaware corporation, Nationwide Industries, Inc., a Florida corporation, and Citibank, N.A. (successor-in-interest to European American Bank), a New York banking corporation (Incorporated by reference to Exhibit 4.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
4.11
Amendment No. 8 to Credit Agreement, dated as of August 1, 2002, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, a Florida corporation, Embassy Industries, Inc., a New York corporation, Green Manufacturing, Inc., a Delaware corporation, Countrywide Hardware, Inc., a Delaware corporation, Nationwide Industries, Inc., a Florida corporation, and Citibank, N.A. (successor-in-interest to European American Bank), a New York banking corporation (Incorporated by reference to Exhibit 4.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4.12
Second Amendment and Restated Term Note, dated as of February 20, 2003, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, a Florida corporation, Embassy Industries, Inc., a New York corporation, Green Manufacturing, Inc., a Delaware corporation, Countrywide Hardware, Inc., a Delaware corporation, Nationwide Industries, Inc., a Florida corporation, and Citibank, N.A. (successor-in-interest to European American Bank), a New York banking corporation.
4.13
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

        A copy of any of the foregoing exhibits to this Annual Report on Form 10-K may be obtained, upon payment of the Registrant's reasonable expenses in furnishing such exhibit, by writing to P & F Industries, Inc., 300 Smith Street, Farmingdale, New York 11735-1114, Attention: Corporate Secretary.

QuickLinks

P & F INDUSTRIES, INC. FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002 TABLE OF CONTENTS
SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
PART I
  ITEM 1. Business
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission Of Matters To A Vote Of Security Holders
PART II
  ITEM 5. Market For The Registrant's Common Equity And Related Stockholder Matters.
  ITEM 6. Selected Financial Data
  ITEM 7A. Quantitative And Qualitative Disclosures About Market Risk
  ITEM 8. Financial Statements And Supplementary Data
P & F INDUSTRIES, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
P & F INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
P & F INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Continued)
P & F INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
P & F INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
P & F INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
P & F INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III
Equity Compensation Plan Information
PART IV
P&F INDUSTRIES, INC. AND SUBSIDIARIES SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES
P & F INDUSTRIES, INC. (Registrant)
CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER OF P & F INDUSTRIES, INC.
CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER OF P & F INDUSTRIES, INC.
EXHIBIT INDEX