Form 10-Q
period 2003-03-31
P&F INDUSTRIES INC
filed 2003-05-14
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003

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

Registrant’s telephone number, including area code: (631) 694-1800

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

As of May 14, 2003, there were 3,503,822 shares of the registrant’s Class A Common Stock outstanding.

P & F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2003

i

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2003	December 31, 2002
ASSETS
CURRENT:
Cash	$2,819,906	$1,024,222
Accounts receivable, less allowance for possible losses of $376,097 in 2003 and $354,441 in 2002 (Note 7)	10,654,035	10,864,261
Inventories (Note 6)	21,956,203	19,580,073
Deferred income taxes	695,000	695,000
Prepaid expenses and other	1,063,304	1,080,313
TOTAL CURRENT ASSETS	37,188,448	33,243,869

PROPERTY AND EQUIPMENT (Note 7):
Land	1,582,938	1,582,938
Buildings and improvements	8,917,405	8,811,117
Machinery and equipment	14,703,516	14,514,353
	25,203,859	24,908,408
Less accumulated depreciation and amortization	11,844,431	11,409,203
NET PROPERTY AND EQUIPMENT	13,359,428	13,499,205

DEFERRED INCOME TAXES	1,377,000	1,377,000

GOODWILL, net of accumulated amortization of $1,419,274 (Note 2)	9,313,621	9,238,621

OTHER INTANGIBLE ASSETS, net of accumulated amortization of $487,667 and $354,667	2,172,333	2,305,333

OTHER ASSETS, net of accumulated amortization of $162,853 and $180,858	127,649	118,528
TOTAL ASSETS	$63,538,479	$59,782,556

See accompanying notes to consolidated financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(continued)

	March 31, 2003	December 31, 2002
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings (Note 7)	$7,500,000	$4,500,000
Accounts payable	4,704,390	2,860,271
Accruals:
Compensation	800,520	2,112,377
Other (Note 8)	2,075,667	2,250,962
Deferred income taxes	210,000	210,000
Current maturities of long-term debt (Note 7)	1,755,791	1,402,547
TOTAL CURRENT LIABILITIES	17,046,368	13,336,157

LONG-TERM DEBT, less current maturities (Note 7)	11,163,292	11,591,989

DEFERRED INCOME TAXES	1,031,000	1,031,000
TOTAL LIABILITIES	29,240,660	25,959,146

COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)

SHAREHOLDERS’ EQUITY (Note 9):
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares outstanding	—	—
Common stock:
Class A - $1 par; authorized - 7,000,000 shares; issued - 3,690,367 shares	3,690,367	3,690,367
Class B - $1 par; authorized - 2,000,000 shares; no shares issued or outstanding	—	—
Additional paid-in capital	8,540,528	8,540,528
Retained earnings	23,543,244	22,997,016
Treasury stock, at cost (186,845 and 176,045 shares)	(1,476,320)	(1,404,501)
TOTAL SHAREHOLDERS’ EQUITY	34,297,819	33,823,410

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$63,538,479	$59,782,556

See accompanying notes to consolidated financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2003	2002
		(restated - see Note 2)
REVENUES (Note 10) :
Net sales	$19,355,770	$17,037,755
Other	126,106	58,964
	19,481,876	17,096,719

COSTS AND EXPENSES:
Cost of sales	13,479,502	12,004,222
Selling, general and administrative	4,870,825	4,089,063
Interest - net	187,321	101,772
	18,537,648	16,195,057

INCOME BEFORE TAXES ON INCOME AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	944,228	901,662

TAXES ON INCOME	398,000	348,000

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	546,228	553,662

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAXES OF $1,668,000 (NOTE 2)	—	(3,239,118)

NET INCOME (LOSS)	$546,228	$(2,685,456)

Weighted average common shares outstanding (Note 11):

Basic	3,506,086	3,510,605

Diluted	3,574,715	3,587,347

Earnings (loss) per share of common stock (Note 11):
Basic:
Income before cumulative effect of change in accounting principle	$.16	$.16
Cumulative effect of change in accounting principle, net of taxes	—	(.92)

Net income (loss)	$.16	$(.76)

Diluted:
Income before cumulative effect of change in accounting principle	$.15	$.15
Cumulative effect of change in accounting principle, net of taxes	—	(.90)

Net income (loss)	$.15	$(.75)

See accompanying notes to consolidated financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock

Balance, January 1, 2003	$3,690,367	$8,540,528	$22,997,016	$(1,404,501)

Net income for the three months ended March 31, 2003	—	—	546,228	—

Purchase of Class A Common Stock (Note 9)	—	—	—	(71,819)

Balance, March 31, 2003	$3,690,367	$8,540,528	$23,543,244	$(1,476,320)

See accompanying notes to consolidated financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2003	2002
		(restated - see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$546,228	$(2,685,456)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Cumulative effect of change in accounting for goodwill - net of taxes	—	3,239,118
Depreciation and amortization	435,228	368,944
Amortization of intangible assets	148,808	4,295
Provision for losses on accounts receivable - net	21,656	6,251
Decrease (increase) in:
Accounts receivable	188,570	(1,932,484)
Inventories	(2,376,130)	924,959
Prepaid expenses and other	12,916	(39,048)
Other assets	(20,836)	—
Increase (decrease) in:
Accounts payable	1,844,119	1,150,240
Accruals and other	(1,487,152)	(471,209)
Total adjustments	(1,232,821)	3,251,066
Net cash (used in) provided by operating activities	(686,593)	565,610

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(295,451)	(293,132)
Additional payments for purchase of Nationwide Industries, Inc.	(75,000)	—
Payment for acquisition of product line	—	(397,940)
Net cash used in investing activities	(370,451)	(691,072)

See accompanying notes to consolidated financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(continued)

	Three months ended March 31,
	2003	2002
		(restated - see Note 2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	3,000,000	800,000
Repayments of short-term borrowings	—	(1,000,000)
Proceeds from mortgage	1,697,301	—
Principal payments on long-term debt	(1,772,754)	(37,809)
Purchase of Class A Common Stock	(71,819)	(100,800)
Net cash provided by (used in) financing activities	2,852,728	(338,609)

NET INCREASE (DECREASE) IN CASH	1,795,684	(464,071)

CASH AT BEGINNING OF PERIOD	1,024,222	507,833

CASH AT END OF PERIOD	$2,819,906	$43,762

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:

Income taxes	$—	$2,500

Interest	$197,846	$107,635

See accompanying notes to consolidated financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements contained herein include the accounts of P & F Industries, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

P & F Industries, Inc. (“P & F”) conducts its business operations through its four wholly-owned subsidiaries: Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”), Countrywide Hardware, Inc. (“Countrywide”), Green Manufacturing, Inc. (“Green”) and Embassy Industries, Inc. (“Embassy”). P & F and its subsidiaries are herein referred to collectively as the “Company”.

Florida Pneumatic is engaged in the importation, manufacture and sale of pneumatic hand tools, primarily for the industrial and retail markets, and the importation and sale of compressor air filters. Florida Pneumatic also markets, through its Berkley Tool division (“Berkley”), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely-used brand of pipe cutting and threading machines. Countrywide conducts its business operations through Nationwide Industries, Inc. (“Nationwide”), its wholly-owned subsidiary, and through its Franklin Manufacturing (“Franklin”) division. Countrywide acquired all of the stock of Nationwide on May 3, 2002. The assets of Franklin were transferred from Embassy to Countrywide on December 30, 2002. Nationwide is an importer and manufacturer of door, window and fencing hardware. Franklin imports a line of door and window hardware. Green is engaged primarily in the manufacture, development and sale of heavy-duty welded custom designed hydraulic cylinders. Green also manufactures a line of access equipment for the petro-chemical industry and a line of post hole digging equipment for the agricultural industry. Embassy is engaged in the manufacture and sale of baseboard heating products and the importation and sale of radiant heating systems. Note 10 of the Notes to Consolidated Financial Statements presents financial information for the segments of the Company’s business.

NOTE 2 - BASIS OF FINANCIAL STATEMENT PRESENTATION AND RESTATEMENT

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

The consolidated balance sheet information as of December 31, 2002 was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The interim financial statements contained herein should be read in conjunction with that Report.

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

The Company had its goodwill tested for impairment, effective January 1, 2002, during the second quarter of 2002. The impairment tests performed required that the Company determine the fair market value of its reporting units for comparison to the carrying value of their net assets to assess whether any impairment exists. The methodologies used to estimate fair market value involved the use of estimates and assumptions, including projected revenues, earnings and cash flows.

The Company’s earnings forecasts for Green, which reflected the extremely weak market conditions in the hydraulic cylinder business, resulted in the fair market value of Green’s goodwill, as determined by an independent third-party appraiser, being lower than its carrying value as of December 31, 2001. Accordingly, in the quarter ended June 30, 2002, the Company recorded, retroactive to January 1, 2002, an after-tax impairment charge of approximately $3.2 million, which is reported as a cumulative effect of change in accounting principle resulting from the adoption by the Company of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

The statement of operations and the statement of cash flows for the quarter ended March 31, 2002 have been retroactively restated to give effect to the cumulative effect of change in accounting principle.

NOTE 3 - STOCK-BASED COMPENSATION

The Company accounts for its stock option awards to its employees under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied, as required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

The Company also complies with the disclosure provisions of Statement of Financial Accounting Standards No. 148 “Accounting for Stock Based Compensation – Transition and Disclosure”, which requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.

SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company’s 2002 Stock Incentive Plan had been determined in accordance with the fair value method prescribed by SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. No options were granted, and no pro forma compensation expense was incurred, during the quarters ended March 31, 2003 and March 31, 2002.

NOTE 4 - FOREIGN CURRENCY TRANSACTIONS

The Company accounts for changes in the fair value of its foreign currency contracts by marking them to market and recognizing any resulting gains or losses through its statement of operations. The Company also marks its yen-denominated payables to market, recognizing any resulting gains or losses in its statement of operations. At March 31, 2003, the Company had foreign currency forward contracts, maturing in 2003, to purchase Japanese yen at contracted forward rates. The value of these contracts at March 31, 2003 was approximately $1,984,000, which was the approximate value of the Company’s corresponding yen-denominated accounts payable. During the quarter ended March 31, 2003, the Company recorded net realized gains of approximately $1,000 on foreign currency transactions. During the quarter ended March 31, 2002, the Company recorded net realized losses of approximately $10,000 on foreign currency transactions. At March 31, 2003, the Company had no material unrealized gains or losses on foreign currency transactions.

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, “Recission of FASB Statement No.4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), which eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30, “Reporting Results of Operations.” The provisions of SFAS 145 related to the recission of Statement 4 are effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS 145 as of January 1, 2003. During the quarter ended March 31, 2003, the Company recorded a loss of approximately $84,000, included in selling, general and administrative expenses, that resulted from the refinancing of a mortgage.

In June 2002,the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The principal difference between SFAS 146 and EITF 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company did not have any exit or disposal activities since the adoption of SFAS 146.

NOTE 6- INVENTORIES

Major classes of inventory were as follows:

	March 31, 2003	December 31, 2002
Raw materials and supplies	$3,351,888	$3,566,161
Work in process	836,928	754,857
Finished goods	17,767,387	15,259,055
	$21,956,203	$19,580,073

NOTE 7– SHORT-TERM BORROWINGS AND LONG-TERM DEBT

The Company’s credit agreement with a bank includes a revolving credit loan facility, which provides a total of $12,000,000, with various sublimits, for direct borrowings, letters of credit, bankers’ acceptances and equipment loans. There are no commitment fees for any unused portion of this credit facility. At March 31, 2003, there was $7,500,000 outstanding against the revolving credit loan facility. There was also a commitment of approximately $55,000 at March 31, 2003 for open letters of credit.

Direct borrowings under the Company’s revolving credit loan facility are secured by the Company’s accounts receivable, inventory and equipment and are cross-guaranteed by each of the Company’s subsidiaries. These borrowings bear interest at either the prime interest rate or LIBOR (London InterBank Offered Rate) plus 1.6%. The prime interest rate at March 31, 2003 was 4.25% and LIBOR was approximately 1.3%. The prime interest rate at March 31, 2002 was 4.75% and LIBOR was approximately 1.9%.

The credit agreement also includes a foreign exchange line, which provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding at March 31, 2003 was approximately $1,984,000.

Under the terms of the Company’s credit agreement, the Company is required to adhere to certain financial covenants. At March 31, 2003, and for the three months then ended, the Company satisfied all of these covenants. The credit agreement, which expires in July 2003, is subject to annual review by the lending bank.

The term loan facility, which is part of the Company’s credit agreement with a bank, provides a commitment of $15,000,000 to finance acquisitions subject to the lending bank’s approval. The Company borrowed $11,500,000 against this facility to finance the acquisition of Nationwide Industries, Inc., described in Note 1, and there was $7,500,000 outstanding against this facility at March 31, 2003. There was also a standby letter of credit totaling approximately $351,000 outstanding against this facility at March 31, 2003. This standby letter of credit is used to secure the Economic Development Revenue Bond assumed as part of the acquisition of Green.

On January 24, 2003, Embassy refinanced its existing mortgage. The new mortgage, which was payable monthly through May 2006, bore interest at 8.16%. The new mortgage, which is payable monthly through January 2010, bears interest at LIBOR plus 155 basis points.

NOTE 8 - WARRANTY LIABILITY

The Company offers to its customers warranties against product defects for periods ranging from one year to the life of the product, depending on the specific product and terms of the customer purchase agreement. The Company’s typical warranties require it to repair or replace the defective products during the warranty period at no cost to the customer. At the time the product revenue is recognized, the Company records a liability for estimated costs under its warranties. The costs are estimated based on historical experience. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts necessary. While the Company believes that its estimated liability for product warranties is adequate and that the judgment applied is appropriate, the estimated liability for the product warranties could differ materially from future actual warranty costs.

Changes in the Company’s warranty liability, included in other accrued liabilities, for the three month periods ended March 31, 2003 and March 31, 2002 were as follows:

	Three months ended March 31,
	2003	2002

Balance, beginning of period	$186,513	$198,384

Warranties issued and changes in estimated pre-existing warranties	114,898	134,369

Actual warranty costs/settlements	(105,849)	(126,239)
Balance, end of period	$195,562	$206,514

NOTE 9 - CAPITAL STOCK TRANSACTIONS

During the three months ended March 31, 2003, the Company purchased 10,800 shares of Class A Common Stock, at a cost of $71,819.

NOTE 10 - SEGMENTS OF BUSINESS

The following tables present financial information by segment for the quarters ended March 31, 2003 and 2002. Segment profit (loss) excludes general corporate expenses, interest expense and income taxes. There were no intersegment revenues.

Three months ended March 31, 2003	Consolidated	Pneumatic tools	Hardware	Hydraulic cylinders	Heating equipment
(In thousands)

Revenues from external customers	$19,482	$10,341	$4,250	$2,862	$2,029

Segment profit (loss)	$2,014	$1,769	$605	$(216)	$(144)

Identifiable assets at March 31, 2003	$58,957	$25,134	$19,642	$8,803	$5,378
Corporate assets	4,581
Total assets at March 31, 2003	$63,538

Three months ended March 31, 2002	Consolidated	Pneumatic tools	Hardware	Hydraulic cylinders	Heating equipment
(restated - see Note 2)
(In thousands)

Revenues from external customers	$17,097	$10,009	$1,464	$3,343	$2,281

Segment profit (loss)	$1,770	$1,737	$25	$(94)	$102

Cumulative effect of change in accounting principle	$(3,239)	$—	—	$(3,239)	$—

Identifiable assets at March 31, 2002	$46,271	$24,576	$2,826	$13,587	$5,282
Corporate assets	1,093
Total assets at March 31, 2002	$47,364

The reconciliation of combined operating profits for reportable segments to consolidated income before income taxes and cumulative effect of change in accounting principle is as follows:

	Three months ended March 31,
	2003	2002
Total profit for reportable segments	$2,013,845	$1,770,133

General corporate expenses	(882,296)	(766,699)

Interest expense - net	(187,321)	(101,772)
Income before taxes and cumulative effect of change in accounting principle	$944,228	$901,662

NOTE 11 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended March 31,
	2003	2002
		(restated - see Note 2)
Numerator:
Numerator for basic and diluted earnings (loss) per common share:
Income before cumulative effect of change in accounting principle	$546,228	$553,662

Cumulative effect of change in accounting principle	—	(3,239,118)

Net income (loss)	$546,228	$(2,685,456)

Denominator:
Denominator for basic earnings per common share - weighted average common shares outstanding	3,506,086	3,510,605

Effect of dilutive securities:
Common stock options	68,629	76,742
Denominator for diluted earnings per common share - adjusted weighted average common shares and assumed conversions	3,574,715	3,587,347

There were outstanding during the three month periods ended March 31, 2003 and 2002 stock options whose exercise prices were higher than the average market values for the respective periods. These options are anti-dilutive and are excluded from the computation of earnings (loss) per share. The weighted average anti-dilutive stock options outstanding were as follows:

	Three months ended March 31,
	2003	2002

Weighted average anti-dilutive stock options outstanding	253,664	189,000

P & F INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Critical Accounting Policies and Estimates

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Certain of these accounting policies require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates estimates, including those related to bad debts, inventory reserves, intangible assets, income taxes and contingencies. The Company bases its estimates on historical data and experience, when available, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The Company’s critical accounting policies include:

Revenue Recognition

The Company records revenues upon shipment with related risks and title passing to the customers.  Estimates of losses for bad debts, returns and other allowances are recorded at the time of the sale.  Shipping charges to customers and related expenses that are included in selling, general and administrative expenses are immaterial.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. The Company also records as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and the Company’s assessment of the general financial conditions affecting its customer base. If actual collections experience changes, revisions to the allowance may be required. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in the credit worthiness of any of these customers or in any other matters affecting the collectibility of amounts due from such customers could have a material affect on the Company’s results of operations in the period in which such changes or events occur. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. The inventory balance, which includes materials, labor and manufacturing overhead costs, is recorded net of an allowance for obsolete or unmarketable inventory. Such allowance is based upon both historical experience and management’s understanding of market conditions and forecasts of future product demand. If the actual amount of obsolete or unmarketable inventory significantly exceeds the estimated allowance, the Company’s cost of sales, gross profit and net income would be significantly affected.

Goodwill and Other Intangible Assets

The Company’s operational policy for the assessment and measurement of any impairment in the value of goodwill and other intangible assets that is other than temporary is to evaluate annually, with the help of independent third-party appraisals, the recoverability and remaining life of its goodwill and other intangible assets to determine the fair value of these assets. The methodologies to be used to estimate fair value include the use of estimates and assumptions, including projected revenues, earnings and cash flows. If the fair value of any of these assets is determined to be less than its carrying value, the Company will reflect the impairment of any such asset through a reduction in its carrying value, in an amount equal to the excess of the carrying value of the asset over its appraised value.

Long-Lived Assets

The Company reviewed certain long-lived assets and identifiable intangibles for impairment. Whenever events or changes in circumstances indicate that the carrying value of any of these assets may not be recoverable, the Company will assess the recoverability of such assets based upon estimated undiscounted cash flow forecasts.

Acquisition

On May 3, 2002, Countrywide acquired all of the stock of Nationwide for approximately $10,452,000, plus acquisition costs of approximately $490,000 and working capital adjustments of approximately $260,000. There were additional acquisition-related costs of approximately $364,000 recorded as goodwill. In addition to the cash paid at the closing, Nationwide’s previous owner is entitled to contingent payments of 30% of the excess of Nationwide’s earnings before interest and taxes over $2,500,000, for each of the five twelve-month periods subsequent to the acquisition date, which contingent payments will be treated as additions to goodwill. Countrywide conducts its business through Nationwide and Franklin. The assets of Franklin were transferred from Embassy to Countrywide on December 30, 2002.

Results of Operations

Quarters ended March 31, 2003 and March 31, 2002

Consolidated revenues increased 14.0%, from $17,096,719 to $19,481,876. Revenues from pneumatic tools and related equipment increased 3.3%, from $10,008,910 to $10,340,409, due primarily to strong promotions by a major customer, partially offset by price concessions at a significant customer and a base volume decrease. Selling prices of pneumatic tools and related equipment were unchanged from the prior year’s first quarter, with the exception of prices to a significant customer, which were substantially reduced early in the fourth quarter of 2002. Revenues from hardware products increased 190.3%, from $1,464,279 to $4,250,034, due primarily to the acquisition of Nationwide, which had revenues of approximately $2,900,000 in the first quarter of 2003. This increase was partially offset by a decrease of 8.3% at Franklin, as a significant customer declared bankruptcy in the first quarter of 2003. Selling prices of hardware products were unchanged from the first quarter of 2002. Revenues from hydraulic cylinders and other equipment decreased 14.4%, from $3,343,175 to $2,862,247, due primarily to the phasing out of a major customer in the first quarter of 2002 and to continued depressed conditions in the refuse market, partially offset by increased sales in the access and construction sectors. Selling prices of hydraulic cylinders and other equipment were virtually unchanged from the first quarter of 2002. Revenues from heating products decreased 11.0%, from $2,280,355 to $2,029,186, due primarily to the weakness in baseboard heating demand, which continues to suffer from poor housing starts in the Northeast. Selling prices of heating products were unchanged from the comparable quarter of the prior year.

Consolidated gross profit, as a percentage of revenues, increased from 29.8% to 30.8%. Gross profit from pneumatic tools and related equipment was unchanged at 36.9%. Gross profit from hardware products increased from 25.2% to 32.1%, due primarily to the addition of Nationwide’s higher margin OEM business, which joined the product mix in the second quarter of 2002. Gross profit from hydraulic cylinders and other equipment decreased from 9.1% to 7.4%, due primarily to the decrease in revenues, which reduced coverage of fixed expenses. Gross profit from heating equipment decreased from 32.0% to 29.9%, due primarily to increased material costs, a change in product mix and a weakening of the U.S. dollar versus the euro, which increased the cost of imported products.

Consolidated selling, general and administrative expenses increased 19.1%, from $4,089,063 to $4,870,825, due primarily to the addition of approximately $440,000 of these expenses at Nationwide and to a loss of approximately $84,000 that resulted from the refinancing of Embassy’s mortgage, and, to a lesser extent, to increased compensation tied to higher profitability and to increased expenses related to additional reporting and control requirements. These increases were partially offset by substantial decreases resulting from cost-cutting efforts in all of the segments. As a percentage of revenues, selling, general and administrative expenses increased, from 23.9% to 25.0%, due primarily to the increased expenses discussed above.

Interest expense increased 84.1%, from $101,772 to $187,321, due primarily to increased borrowings to finance the Nationwide acquisition. The overall increase was net of decreases resulting from lower interest rates on the Company’s revolver borrowings and a refinanced mortgage.

The effective tax rates for the quarters ended March 31, 2003 and 2002 were 42.2% and 38.6%, respectively. The higher effective tax rate resulted from the amortization of intangible assets at Nationwide not being deductible for tax purposes.

The Company had its goodwill tested for impairment, effective January 1, 2002, during the second quarter of 2002. The impairment tests performed required that the Company determine the fair market value of its reporting units for comparison to the carrying value of their net assets to assess whether any impairment exists. The methodologies used to estimate fair market value involved the use of estimates and assumptions, including projected revenues, earnings and cash flows.

The Company’s earnings forecasts for Green, which reflected the extremely weak market conditions in the hydraulic cylinder business, resulted in the fair market value of Green’s goodwill, as determined by an independent third-party appraiser, being lower than its carrying value as of December 31, 2001. Accordingly, in the quarter ended June 30, 2002, the Company recorded, retroactive to January 1, 2002, an after-tax impairment charge of approximately $3.2 million, which is reported as a cumulative effect of change in accounting principle resulting from the adoption by the Company of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Liquidity and capital resources

The Company gauges its liquidity and financial stability by the measurements shown in the following table (dollar amounts in thousands):

	March 31, 2003	December 31, 2002	March 31, 2002
Working Capital	$20,142	$19,908	$21,114
Current Ratio	2.18 to 1	2.49 to 1	3.57 to 1
Shareholders’ Equity	$34,298	$33,823	$34,681

During the quarter ended March 31, 2003, gross accounts receivable decreased by approximately $189,000, with decreases of approximately $672,000 and $240,000 at Florida Pneumatic and Embassy, respectively, being partially offset by increases of $570,000 and $153,000 at Countrywide and Green, respectively. The decreases at Florida Pneumatic and Embassy were due primarily to decreases in sales in the first quarter of 2003 versus the fourth quarter of 2002. The increases at Countrywide and Green were due primarily to increases in sales in the first quarter of 2003 versus the fourth quarter of 2002 at Nationwide, Franklin and Green.

Inventories increased by approximately $2,376,000 during the quarter ended March 31, 2003, with increases of approximately $1,856,000, $347,000, $127,000 and $46,000 at Florida Pneumatic, Countrywide, Green and Embassy, respectively. The increase at Florida Pneumatic was primarily attributable to a decrease in revenues, in addition to the timing of purchases of imported products. The increase at Countrywide was due primarily to the timing of overseas purchases, new items at Franklin and preparation for the peak spring season at Nationwide. The increase at Green was due primarily to the timing of purchases. The increase at Embassy was due primarily to the timing of overseas purchases and new inventory items.

During the first quarter of 2003, short-term borrowings increased by $3,000,000, primarily to fund working capital needs.

During the first quarter of 2003, accounts payable increased by approximately $1,844,000. Increases of approximately $1,744,000 and $188,000 at Florida Pneumatic and Green, respectively, were partially offset by decreases of approximately $77,000 and $11,000 at Embassy and Countrywide, respectively. The increases at Florida Pneumatic and Green were each due primarily to the timing of purchases. The decreases at Countrywide and Embassy were each due primarily to the timing of payments and purchases.

On August 1, 2002, the Company renewed its credit agreement, as amended, with Citibank through July 26, 2003. This agreement provides the Company with various credit facilities, including revolving credit loans, term loans for acquisitions and a foreign exchange line. The revolving credit loan facility provides a maximum of $12,000,000, with various sublimits, for direct borrowings, letters of credit, bankers’ acceptances and equipment loans. There are no commitment fees for any unused portion of this credit facility.

At March 31, 2003, there was $7,500,000 outstanding against the revolving credit loan facility. There was also a commitment of approximately $55,000 at March 31, 2003 for open letters of credit.

The term loan facility provides a maximum commitment of $15,000,000 to finance acquisitions subject to the lending bank’s approval. There are no commitment fees for any unused portion of this credit facility. The Company borrowed $11,500,000 against this facility to finance the acquisition of Nationwide. There was a balance outstanding against this facility at March 31, 2003 of $7,500,000. There was also a standby letter of credit totaling approximately $351,000 outstanding against this facility at March 31, 2003. This standby letter of credit was used to secure the Economic Development Revenue Bond assumed as part of the acquisition of Green.

The Company’s credit agreement is subject to annual review by the lending bank. Under this agreement, the Company is required to adhere to certain financial covenants. At March 31, 2003 and for the quarter then ended, the Company satisfied all of these covenants.

Capital spending for each of the quarters ended March 31, 2003 and 2002 was approximately $295,000, which amounts were provided from working capital. Capital expenditures for the remainder of 2003 are expected to be approximately $1,050,000, some of which may be financed through the Company’s credit facilities. Included in the expected total for the remainder of 2003 are capital expenditures relating to new products, expansion of existing product lines and replacement of equipment.

Operating activities used cash totalling approximately $687,000 during the quarter ended March 31, 2003 and provided cash totalling approximately $566,000 during the quarter ended March 31, 2002. The Company believes that cash on hand derived from operations and cash available through borrowings under its credit facilities will be sufficient to allow the Company to meet its foreseeable capital needs.

Off-Balance Sheet Arrangements

The Company’s foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts.  These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding at March 31, 2003 was approximately $1,984,000.

The Company, through Florida Pneumatic, imports a significant amount of its purchases from Japan, with payment due in Japanese yen. As a result, the Company is subject to the effects of foreign currency exchange fluctuations. The Company uses a variety of techniques to protect itself from any adverse effects from these fluctuations, including increasing its selling prices, obtaining price reductions from its overseas suppliers, using alternative supplier sources and entering into foreign currency forward contracts. The increase in the strength of the Japanese yen versus the U.S. dollar over the last 12 months had a negative effect on the Company’s results of operations and its financial position. There can be no assurance as to the future trend of this value. See “Item 3 – Quantitative and Qualitative Disclosure About Market Risk.”

Contractual Obligations and Commercial Commitments

At March 31, 2003, the Company had certain contractual cash obligations and other commercial commitments, as set forth in the following tables:

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Long-term debt	$12,919,083	$1,755,791	$3,383,326	$3,235,063	$4,544,903
Short-term borrowings	7,500,000	7,500,000	—	—	—
Employment agreements	4,233,000	835,000	1,670,000	1,601,000	127,000
Total contractual cash obligations	$24,652,083	$10,090,791	$5,053,326	$4,836,063	$4,671,903

The Company has an employment agreement, through May 2008, with its President, that provides for minimum annual compensation of $760,000. The Company also has an employment agreement with the President of a subsidiary, through May 2007, that provides for annual compensation of $75,000.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Purchase commitments	$12,800,000	$12,800,000	$—	$—	$—

Commercial letters of credit	$55,000	$55,000	$—	$—	$—

Stand-by letter of credit	$351,000	$351,000	$—	$—	$—

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, “Recission of FASB Statement No.4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), which eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30, “Reporting Results of Operations.” The provisions of SFAS 145 related to the recission of Statement 4 are effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS 145 as of January 1, 2003. During the quarter ended March 31, 2003, the Company recorded a loss of approximately $84,000, included in selling, general and administrative expenses, that resulted from the refinancing of a mortgage.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The principal difference between SFAS 146 and EITF 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company did not have any exit or disposal activities since the adoption of SFAS 146.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks, which include changes in International exchange rates and the prices of certain commodities.  The Company attempts to reduce the risks related to foreign currency fluctuation by utilizing financial instruments, pursuant to Company policy.

The value of the U.S. dollar affects the Company’s results.  Changes in exchange rates may positively or negatively affect the Company’s gross margins and operating expenses. The Company engages in hedging programs aimed at limiting, in part, the impact of currency fluctuations. Using primarily forward exchange contracts, the Company hedges some of those transactions that, when remeasured according to accounting principles generally accepted in the United States of America, impact the statement of operations. Factors that could impact the effectiveness of the Company’s programs include volatility of the currency markets and availability of hedging instruments. All currency transactions that are entered into by the Company are components of hedging programs and are entered into not for speculation but for the sole purpose of hedging an existing or anticipated currency exposure. The Company does not buy or sell financial instruments for trading purposes. Although the Company maintains these programs to reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a weakening exchange rate against currencies in which the Company incurs costs, the Company’s costs are adversely affected. The Company has various debt instruments that bear interest at variable rates tied to LIBOR (London InterBank Offered Rate). Any increase in LIBOR would have an adverse effect on the Company’s interest costs.

The Company accounts for changes in the fair value of its foreign currency contracts by marking them to market and recognizing any resulting gains or losses through its statement of operations. The Company also marks its yen-denominated payables to market, recognizing any resulting gains or losses in its statement of operations. At March 31, 2003, the Company had foreign currency forward contracts, maturing in 2003, to purchase Japanese yen at contracted forward rates. The value of these contracts at March 31, 2003 was approximately $1,984,000, which was the approximate value of the Company’s yen-denominated accounts payable. During the quarters ended March 31, 2003 and 2002, the Company recorded a net realized gain of approximately $1,000 and a net realizable loss of approximately $10,000, respectively, on foreign currency transactions. At March 31, 2003, the Company had no material unrealized gains or losses on foreign currency transactions.

The potential loss in value of the Company’s net investment in foreign currency forward contracts resulting from a hypothetical 10 percent adverse change in foreign exchange rates at March 31, 2003 was approximately $219,000.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

Within 90 days prior to the date of this Quarterly Report on Form 10-Q (the “Report”), an evaluation was performed, under the supervision of, and with the participation of, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) to the Securities and Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were adequate and effective in timely alerting them to all material information relating to the Company and its consolidated subsidiaries that is required to be included in this Report.

Changes in internal controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of management’s evaluation.

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

None.

Item 5.       Other Information

None.

Item 6.       Exhibits and Reports on Form 8-K

(a)        Exhibits

See “Exhibit Index” immediately following the certification pages.

(b)        Reports on Form 8-K

The Registrant filed a Report on Form 8-K dated May 13, 2003, in which it furnished a press release announcing its first quarter 2003 results under Items 9 and 12 of such Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P & F INDUSTRIES, INC.
(Registrant)

	By	/s/ Joseph A. Molino, Jr.
Joseph A. Molino, Jr.
Vice President
Dated: May 14, 2003		(Principal Financial Officer)

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

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c)        presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)        all significant deficiencies in the design or operation of internal controls that could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003	/s/ Richard A. Horowitz
Date	Richard A. Horowitz
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

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c)        presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)        all significant deficiencies in the design or operation of internal controls that could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003	/s/ Joseph A. Molino, Jr.
Date	Joseph A. Molino, Jr.
Principal Financial Officer

EXHIBIT INDEX

Exhibit No.
2.1

Asset Purchase Agreement, dated as of September 16, 1998, by and between Green Manufacturing, Inc., an Ohio corporation, and the Registrant (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated September 16, 1998). Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish, supplementally, a copy of any exhibit or schedule omitted from the Asset Purchase Agreement to the Commission upon request.

2.2

Stock Purchase Agreement, dated as of May 3, 2002, by and between Mark C. Weldon and the Registrant (Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated May 3, 2002). Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish supplementally a copy of any exhibit or schedule omitted from the Asset Purchase Agreement to the Securities and Exchange Commission upon request.

2.3

Contract for Purchase and Sale, dated as of May 1, 2002, between W. I. Commercial Properties, Inc., a Florida corporation and Countrywide Hardware, Inc., a Delaware corporation (Incorporated by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

3.2	Amended By-laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

4.1

Rights Agreement, dated as of August 23, 1994, between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A dated August 24, 1994).

4.2

Amendment to Rights Agreement, dated as of April 11, 1997, between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4.3

Credit Agreement, dated as of July 23, 1998, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, a Florida corporation, Embassy Industries, Inc., a New York corporation, and European American Bank, a New York banking corporation (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998).

Exhibit No.
4.4

Amendment No. 1 to Credit Agreement, dated as of September 16, 1998, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, a Florida corporation, Embassy Industries, Inc., a New York corporation, Green Manufacturing, Inc., a Delaware corporation, and European American Bank, a New York banking corporation (Incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998).

4.5

Amendment No. 2 to Credit Agreement, dated as of July 28, 1999, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, a Florida corporation, Embassy Industries, Inc., a New York corporation, Green Manufacturing, Inc., a Delaware corporation, and European American Bank, a New York banking corporation (Incorporated by reference to Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

4.6

Amendment No. 3 to Credit Agreement, dated as of July 26, 2000, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, a Florida corporation, Embassy Industries, Inc., a New York corporation, Green Manufacturing, Inc., a Delaware corporation, and European American Bank, a New York banking corporation (Incorporated by reference to Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

4.7

Amendment No. 4 to Credit Agreement, dated as of June 25, 2001, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, a Florida corporation, Embassy Industries, Inc., a New York corporation, Green Manufacturing, Inc., a Delaware corporation, and European American Bank, a New York banking corporation (Incorporated by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

4.8

Amendment No. 5 to Credit Agreement, dated as of May 3, 2002, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, a Florida corporation, Embassy Industries, Inc., a New York corporation, Green Manufacturing, Inc., a Delaware corporation, and Citibank, N.A. (successor-in-interest to European American Bank), a New York banking corporation. (Incorporated by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

4.9

Amendment No. 6 to Credit Agreement, dated as of June 13, 2002, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, a Florida corporation, Embassy Industries, Inc., a New York corporation, Green Manufacturing, Inc., a Delaware corporation, and Citibank, N.A. (successor-in-interest to European American Bank), a New York banking corporation (Incorporated by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

Exhibit No.

4.10

Amendment No. 7 to Credit Agreement, dated as of August 1, 2002, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, a Florida corporation, Embassy Industries, Inc., a New York corporation, Green Manufacturing, Inc., a Delaware corporation, Countrywide Hardware, Inc., a Delaware corporation, Nationwide Industries, Inc., a Florida corporation, and Citibank, N.A. (successor-in-interest to European American Bank), a New York banking corporation (Incorporated by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

4.11

Amendment No. 8 to Credit Agreement, dated as of August 1, 2002, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, a Florida corporation, Embassy Industries, Inc., a New York corporation, Green Manufacturing, Inc., a Delaware corporation, Countrywide Hardware, Inc., a Delaware corporation, Nationwide Industries, Inc., a Florida corporation, and Citibank, N.A. (successor-in-interest to European American Bank), a New York banking corporation (Incorporated by reference to Exhibit 4.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4.12

Second Amendment and Restated Term Note, dated as of February 20, 2003, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, a Florida corporation, Embassy Industries, Inc., a New York corporation, Green Manufacturing, Inc., a Delaware corporation, Countrywide Hardware, Inc., a Delaware corporation, Nationwide Industries, Inc., a Florida corporation, and Citibank, N.A. (successor-in-interest to European American Bank), a New York banking corporation (Incorporated by reference to Exhibit 4.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.13

Certain instruments defining the rights of holders of the long-term debt securities of the Registrant are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant agrees to furnish supplementally copies of these instruments to the Commission upon request.

10.1

Second Amended and Restated Employment Agreement, dated as of May 30, 2001, between the Registrant and Richard A. Horowitz (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.2

Consulting Agreement, effective as of November 1, 2000, between the Registrant and Sidney Horowitz (Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.3

1992 Incentive Stock Option Plan of the Registrant, as amended and restated as of March 13, 1997 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998).

Exhibit No.

10.4	Executive Incentive Bonus Plan of the Registrant (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.5	2002 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

99.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

A copy of any of the foregoing exhibits to this Quarterly Report on Form 10-Q may be obtained, upon payment of the Registrant’s reasonable expenses in furnishing such exhibit, by writing to P & F Industries, Inc., 300 Smith Street, Farmingdale, New York 11735-1114, Attention: Corporate Secretary.