Form 10-Q
period 2003-06-30
P&F INDUSTRIES INC
filed 2003-08-13
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2003

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

As of August 13, 2003, there were 3,489,631 shares of the registrant’s Class A Common Stock outstanding.

P & F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2003

i

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2003	December 31, 2002

ASSETS

CURRENT:
Cash	$506,859	$1,024,222
Accounts receivable, less allowance for possible losses of $411,239 in 2003 and $354,441 in 2002 (Note 7)	11,720,288	10,864,261
Inventories (Notes 6 and 7)	21,299,197	19,580,073
Deferred income taxes	695,000	695,000
Prepaid expenses and other	1,389,500	1,080,313
TOTAL CURRENT ASSETS	35,610,844	33,243,869

PROPERTY AND EQUIPMENT (Note 7):
Land	1,582,938	1,582,938
Buildings and improvements	8,928,093	8,811,117
Machinery and equipment	15,043,532	14,514,353
	25,554,563	24,908,408
Less accumulated depreciation and amortization	12,288,977	11,409,203
NET PROPERTY AND EQUIPMENT	13,265,586	13,499,205

DEFERRED INCOME TAXES	1,377,000	1,377,000

GOODWILL, net of accumulated amortization of $1,419,274 (Note 2)	9,549,702	9,238,621

OTHER INTANGIBLE ASSETS, net of accumulated amortization of $620,667 and $354,667	2,039,333	2,305,333

OTHER ASSETS, net of accumulated amortization of $167,802 and $180,858	130,833	118,528
TOTAL ASSETS	$61,973,298	$59,782,556

See accompanying notes to consolidated financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(continued)

	June 30, 2003	December 31, 2002

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term borrowings (Note 7)	$7,000,000	$4,500,000
Accounts payable	3,731,986	2,860,271
Accruals:
Compensation	1,337,632	2,112,377
Other (Note 8)	2,402,224	2,250,962
Deferred income taxes	210,000	210,000
Current maturities of long-term debt (Note 7)	1,507,461	1,402,547
TOTAL CURRENT LIABILITIES	16,189,303	13,336,157

LONG-TERM DEBT, less current maturities (Note 7)	9,576,897	11,591,989

DEFERRED INCOME TAXES	1,031,000	1,031,000
TOTAL LIABILITIES	26,797,200	25,959,146

COMMITMENTS AND CONTINGENCIES
(Notes 7 and 8)

SHAREHOLDERS’ EQUITY (Note 9):
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A - $1 par; authorized - 7,000,000 shares; issued - 3,713,367 shares and 3,690,367 shares	3,713,367	3,690,367
Class B - $1 par; authorized - 2,000,000 shares; no shares issued or outstanding	—	—
Additional paid-in capital	8,564,528	8,540,528
Retained earnings	24,556,140	22,997,016
Treasury stock, at cost (213,736 and 176,045 shares)	(1,657,937)	(1,404,501)
TOTAL SHAREHOLDERS’ EQUITY	35,176,098	33,823,410
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$61,973,298	$59,782,556

See accompanying notes to consolidated financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
		(restated)
		(Note 2)
REVENUES (Note 10):
Net sales	$21,614,224	$18,398,541	$40,969,994	$35,436,296
Other	124,081	267,855	250,187	326,819
	21,738,305	18,666,396	41,220,181	35,763,115

COSTS AND EXPENSES:
Cost of sales	14,599,264	12,520,520	28,078,766	24,524,742
Selling, general and administrative	5,188,457	4,424,727	10,059,282	8,513,790
Interest - net	195,688	162,650	383,009	264,422
	19,983,409	17,107,897	38,521,057	33,302,954

INCOME BEFORE TAXES ON INCOME AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	1,754,896	1,558,499	2,699,124	2,460,161

TAXES ON INCOME	742,000	599,000	1,140,000	947,000

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	1,012,896	959,499	1,559,124	1,513,161

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAXES OF $1,668,000 (Note 2)	—	—	—	(3,239,118)

NET INCOME (LOSS)	$1,012,896	$959,499	$1,559,124	$(1,725,957)

See accompanying notes to consolidated financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
		(restated)
		(Note 2)
Weighted average common shares outstanding (Note 11):
Basic	3,505,785	3,505,272	3,505,935	3,507,924

Diluted	3,578,594	3,582,421	3,576,654	3,584,476

Earnings (loss) per share of common stock (Note 11):

Basic:
Income before cumulative effect of change in accounting principle	$.29	$.27	$.44	$.43

Cumulative effect of change in accounting principle, net of taxes	—	—	—	(.92)

Net income (loss)	$.29	$.27	$.44	$(.49)

Diluted:
Income before cumulative effect of change in accounting principle	$.28	$.27	$.44	$.42

Cumulative effect of change in accounting principle, net of taxes	—	—	—	(.90)

Net income (loss)	$.28	$.27	$.44	$(.48)

See accompanying notes to consolidated financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Total

Balance, January 1, 2003	$3,690,367	$8,540,528	$22,997,016	$(1,404,501)	$33,823,410

Net income for the six months ended June 30, 2003	—	—	1,559,124	—	1,559,124

Exercise of stock options	23,000	24,000	—	—	47,000

Purchase of Class A Common Stock (Note 9)	—	—	—	(253,436)	(253,436)

Balance, June 30, 2003	$3,713,367	$8,564,528	$24,556,140	$(1,657,937)	$35,176,098

See accompanying notes to consolidated financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,559,124	$(1,725,957)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle - net of taxes	—	3,239,118
Depreciation and amortization	879,774	750,531
Amortization of intangible assets	286,757	97,256
Provision for losses on accounts receivable - net	56,798	(8,881)
Deferred income taxes	—	(23,000)
Decrease (increase) – net of acquisition of Nationwide Industries, Inc in 2002:
Accounts receivable	(912,825)	266,687
Inventories	(1,719,124)	(185,331)
Prepaid expenses and other	(309,187)	(196,041)
Other assets	(33,062)	—
Increase (decrease) - net of acquisition of Nationwide Industries, Inc. in 2002:
Accounts payable	871,715	964,488
Accruals and other	(623,483)	(142,946)
Total adjustments	(1,502,637)	4,761,881
Net cash provided by operating activities	56,487	3,035,924

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(646,155)	(3,362,664)
Payments for acquisition of Nationwide Industries, Inc. - net of $2,920 cash acquired	—	(10,448,794)
Additional payments for purchase of Nationwide Industries, Inc.	(311,081)	—
Payments for acquisition-related expenses	—	(750,277)
Payment for acquisition of product line	—	(397,940)
Net cash used in investing activities	(957,236)	(14,959,675)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	5,500,000	1,500,000
Repayments of short-term borrowings	(3,000,000)	(1,435,000)
Proceeds from mortgage	1,697,301	2,024,000
Proceeds from term loan	—	11,500,000
Principal payments on long-term debt	(3,607,479)	(1,575,704)
Proceeds from exercise of stock options	47,000	—
Purchase of Class A Common Stock	(253,436)	(100,800)

Net cash provided by financing activities	383,386	11,912,496

NET DECREASE IN CASH	(517,363)	(11,255)

CASH AT BEGINNING OF PERIOD	1,024,222	507,833

CASH AT END OF PERIOD	$506,859	$496,578

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Income taxes	$508,500	$480,000

Interest	$386,465	$228,461

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

P & F Industries, Inc. (“P & F”) conducts its business operations through its four wholly-owned subsidiaries: Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”), Countrywide Hardware, Inc. (“Countrywide”), Green Manufacturing, Inc. (“Green”) and Embassy Industries, Inc. (“Embassy”). P & F and its subsidiaries are herein referred to collectively as the “Company.”

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

The Company’s earnings forecasts for Green, which reflected the extremely weak market conditions in the hydraulic cylinder business, resulted in the fair market value of Green’s goodwill, as determined by an independent third-party appraiser, being lower than its carrying value as of December 31, 2001. Accordingly, in the quarter ended June 30, 2002, the Company recorded, retroactive to January 1, 2002, an after-tax impairment charge of approximately $3.2 million, which is reported as a cumulative effect of change in accounting principle resulting from the adoption by the Company of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

The statement of operations for the quarter ended June 30, 2002 has been retroactively restated. The restatement gives effect to the cumulative effect of change in accounting principle, which had previously been reported in the quarter ended June 30, 2002, being reflected as having occurred as of January 1, 2002

NOTE 3 - STOCK-BASED COMPENSATION

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

The Company also complies with the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure,” which requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.

SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company’s 2002 Stock Incentive Plan had been determined in accordance with the fair value method prescribed by SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. No options were granted, and no pro forma compensation expense was incurred, during the six month periods ended June 30, 2003 and June 30, 2002.

NOTE 4 – FOREIGN CURRENCY TRANSACTIONS

The Company accounts for changes in the fair value of its foreign currency contracts by marking them to market and recognizing any resulting gains or losses through its statement of operations. The Company also marks its yen-denominated payables to market, recognizing any resulting gains or losses in its statement of operations. At June 30, 2003, the Company had foreign currency forward contracts, maturing in 2003, to purchase yen at contracted forward rates. The value of these contracts at June 30, 2003, based on the contracted forward rates, was approximately $1,363,000, which was the approximate value of the Company’s corresponding yen-denominated accounts payable. During the quarters ended June 30, 2003 and 2002, the Company recorded net realized losses of approximately $10,000 and $59,000, respectively, on foreign currency transactions. During the six month periods ended June 30, 2003 and 2002, the Company recorded net realized losses of approximately $9,000 and $69,000, respectively, on foreign currency transactions. At June 30, 2003, the Company had no material unrealized gains or losses on foreign currency transactions.

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 145, “Recission of FASB Statement No.4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), which eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30, “Reporting Results of Operations.” The provisions of SFAS 145 related to the recission of Statement 4 are effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS 145 as of January 1, 2003. In January 2003, the Company recorded a loss of approximately $84,000, included in selling, general and administrative expenses that resulted from the refinancing of a mortgage.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The principal difference between SFAS 146 and EITF 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company did not have any exit or disposal activities since the adoption of SFAS 146.

In June 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends SFAS 133 and certain other FASB standards for decisions made by the FASB as part of the Derivatives Implementation Group process. Among other changes, SFAS 149 clarifies the definition of a derivative financial instrument. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The provisions of SFAS 149 that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective dates. In addition, certain provisions of SFAS 149 that apply to forward purchases or sales of when-issued securities or other securities that do not yet exist are applicable to both existing contracts and new contracts entered into after June 30, 2003.

NOTE 6- INVENTORIES

Major classes of inventory were as follows:

	June 30, 2003	December 31, 2002
Raw materials and supplies	$3,775,620	$3,566,161
Work in process	861,312	754,857
Finished goods	16,662,265	15,259,055
	$21,299,197	$19,580,073

NOTE 7 – SHORT-TERM BORROWINGS AND LONG-TERM DEBT

On June 30, 2003, the Company renewed its credit agreement, as amended, with Citibank through July 26, 2004. This agreement includes a revolving credit loan facility, which provides a total of $12,000,000, with various sublimits, for direct borrowings, letters of credit, bankers’ acceptances and equipment loans. There are no commitment fees for any unused portion of this credit facility. At June 30, 2003, there was $7,000,000 outstanding against the revolving credit loan facility. There was also a commitment of approximately $116,000 at June 30, 2003 for open letters of credit.

Direct borrowings under the Company’s revolving credit loan facility are secured by the Company’s accounts receivable, inventory and equipment and are cross-guaranteed by each of the Company’s subsidiaries. These borrowings bear interest at either the prime interest rate or LIBOR (London InterBank Offered Rate) plus 1.6%. The prime interest rate at June 30, 2003 was 4.0% and LIBOR was approximately 1.1%. The prime interest rate at June 30, 2002 was 4.75% and LIBOR was approximately 1.8%.

The credit agreement also includes a foreign exchange line, which provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding at June 30, 2003, based on the contracted forward rates, was approximately $1,363,000.

Under the terms of the Company’s credit agreement, the Company is required to adhere to certain financial covenants. At June 30, 2003, and for the six months then ended, the Company satisfied all of these covenants. The credit agreement is subject to annual review by the lending bank.

The credit agreement also includes a term loan facility, which provides a maximum commitment of $15,000,000 to finance acquisitions subject to the lending bank’s approval. The Company borrowed $11,500,000 against this facility to finance the acquisition of Nationwide, described in Note 1, and there was $5,750,000 outstanding against this facility at June 30, 2003. There was also a standby letter of credit totaling approximately $351,000 outstanding against this facility at June 30, 2003. This standby letter of credit is used to secure the Economic Development Revenue Bond assumed as part of the acquisition of Green.

On January 24, 2003, Embassy refinanced its mortgage, which was payable monthly through May 2006 and bore interest at 8.16%. The new mortgage, which is payable monthly through January 2010, bears interest at LIBOR plus 155 basis points.

Certain of the Company’s mortgage agreements require the Company to adhere to certain financial covenants. At June 30, 2003, and for the six months then ended, the Company satisfied all of these covenants.

NOTE 8 - WARRANTY LIABILITY

The Company offers to its customers warranties against product defects for periods ranging from one year to the life of the product, depending on the specific product and terms of the customer purchase agreement. The Company’s typical warranties require it to repair or replace the defective products during the warranty period at no cost to the customer. At the time the product revenue is recognized, the Company records a liability for estimated costs under its warranties. The costs are estimated based on historical experience. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts necessary. While the Company believes that its estimated liability for product warranties is adequate, the estimated liability for the product warranties could differ materially from future actual warranty costs.

Changes in the Company’s warranty liability, included in other accrued liabilities, for the six month periods ended June 30, 2003 and June 30, 2002 were as follows:

	Six months ended June 30,
	2003	2002

Balance, beginning of period	$186,513	$198,384

Warranties issued and changes in estimated pre-existing warranties	147,239	207,005

Actual warranty costs/settlements	(146,827)	(209,745)
Balance, end of period	$186,925	$195,644

NOTE 9 - CAPITAL STOCK TRANSACTIONS

During the six months ended June 30, 2003, the Company purchased 37,691 shares of Class A Common Stock, at a cost of $253,436. During the six months ended June 30, 2002, the Company purchased 16,000 shares of Class A Common Stock, at a cost of $100,800.

P & F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 10 - SEGMENTS OF BUSINESS

The following tables present financial information by segment for the periods ended June 30, 2003 and 2002. Segment profit (loss) excludes general corporate expenses, interest expense and income taxes. All intersegment revenues have been eliminated.

Three months ended June 30, 2003	Consolidated	Pneumatic tools	Hardware	Hydraulic cylinders	Heating equipment
(In thousands)
Revenues from external customers	$21,738	$10,933	$5,697	$3,027	$2,081

Segment profit (loss)	$2,952	$1,789	$1,281	$(106)	$(12)

Identifiable assets at June 30, 2003	$59,105	$25,357	$19,347	$8,620	$5,781

Corporate assets	2,868

Total assets at June 30, 2003	$61,973

Three months ended June 30, 2002	Consolidated	Pneumatic tools	Hardware	Hydraulic cylinders	Heating equipment
(In thousands)
Revenues from external customers	$18,666	$9,692	$3,823	$3,165	$1,986

Segment profit (loss)	$2,564	$2,157	$563	$(178)	$22

Identifiable assets at June 30, 2002	$56,610	$23,177	$19,357	$8,777	$5,299

Corporate assets	2,655

Total assets at June 30, 2002	$59,265

Six months ended June 30, 2003	Consolidated	Pneumatic tools	Hardware	Hydraulic cylinders	Heating equipment
(In thousands)
Revenues from external customers	$41,220	$21,274	$9,947	$5,889	$4,110

Segment profit (loss)	$4,966	$3,558	$1,886	$(322)	$(156)

Six months ended June 30, 2002	Consolidated	Pneumatic tools	Hardware	Hydraulic cylinders	Heating equipment
(In thousands)
Revenues from external customers	$35,763	$19,701	$5,287	$6,508	$4,267

Segment profit (loss)	$4,334	$3,894	$588	$(272)	$124

Cumulative effect of change in accounting principle	$(3,239)	$—	—	$(3,239)	$—

The reconciliations of combined operating profits for reportable segments to consolidated income before income taxes and cumulative effect of change in accounting principle are as follows:

	Three months ended June 30,
	2003	2002

Total profit for reportable segments	$2,952,065	$2,563,635

General corporate expenses	(1,001,481)	(842,486)

Interest expense - net	(195,688)	(162,650)

Income before taxes and cumulative effect of change in accounting principle	$1,754,896	$1,558,499

	Six months ended June 30,
	2003	2002

Total profit for reportable segments	$4,965,910	$4,333,768

General corporate expenses	(1,883,777)	(1,609,185)

Interest expense - net	(383,009)	(264,422)

Income before taxes and cumulative effect of change in accounting principle	$2,699,124	$2,460,161

NOTE 11 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Numerator:
Numerator for basic and diluted earnings (loss) per common share:
Income before cumulative effect of change in accounting principle	$1,012,896	$959,499	$1,559,124	$1,513,161

Cumulative effect of change in accounting principle	—	—	—	(3,239,118)

Net income (loss)	$1,012,896	$959,499	$1,559,124	$(1,725,957)

Denominator:
Denominator for basic earnings (loss) per common share - weighted average common shares outstanding	3,505,785	3,505,272	3,505,935	3,507,924

Effect of dilutive securities: Common stock options	72,809	77,149	70,719	76,552

Denominator for diluted earnings per common share - adjusted weighted average common shares and assumed conversions	3,578,594	3,582,421	3,576,654	3,584,476

There were outstanding during the six month periods ended June 30, 2003 and 2002 stock options whose exercise prices were higher than the average market values of the underlying Class A Common Stock for the respective periods. These options are anti-dilutive and are excluded from the computation of earnings (loss) per share. The weighted average anti-dilutive stock options outstanding were as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Weighted average anti-dilutive stock options outstanding	253,664	189,000	253,664	189,000

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

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. The Company also records as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and the Company’s assessment of the general financial conditions affecting its customer base. If actual collection experience changes, revisions to the allowance may be required. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in the credit worthiness of any of these customers or in any other matters affecting the collectibility of amounts due from such customers could have a material affect on the Company’s results of operations in the period in which such changes or events occur. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance.

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

Goodwill and Other Intangible Assets

The Company’s operational policy for the assessment and measurement of any impairment in the value of goodwill and other intangible assets that is other than temporary is to evaluate at least annually, with the help of independent third-party appraisals, the recoverability and remaining life of its goodwill and other intangible assets to determine the fair value of these assets. The methodologies to be used to estimate fair value include the use of estimates and assumptions, including projected revenues, earnings and cash flows. If the fair value of any of these assets is determined to be less than its carrying value, the Company will reflect the impairment of any such asset through a reduction in its carrying value, in an amount equal to the excess of the carrying value of the asset over its appraised value.

On a quarterly basis, the Company reviews changes in market conditions, among other factors, that could have a material impact on its estimates of fair value in order to reassess the carrying value of goodwill and other intangible assets. At June 30, 2003, no adjustment for impairment was deemed necessary.

Long-Lived Assets

The Company reviews certain long-lived assets for impairment. Whenever events or changes in circumstances indicate that the carrying value of any of these assets may not be recoverable, the Company will assess the recoverability of such assets based upon estimated undiscounted cash flow forecasts.

Acquisition

On May 3, 2002, Countrywide acquired all of the stock of Nationwide for approximately $10,452,000, plus acquisition costs of approximately $490,000 and working capital adjustments of approximately $260,000. There were additional acquisition-related costs of approximately $364,000 recorded as goodwill. In addition to the cash paid at the closing, Nationwide’s previous owner is entitled to contingent payments of 30% of the excess of Nationwide’s earnings, before amortization of intangible assets, interest and taxes, over $2,500,000, for each of the five twelve-month periods subsequent to the acquisition date, which contingent payments will be treated as additions to goodwill. Countrywide conducts its business through Nationwide and through its Franklin division. The assets of Franklin were transferred from Embassy to Countrywide on December 30, 2002.

Results of Operations

Impairment of goodwill

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

The Company’s earnings forecasts for Green, which reflected the extremely weak market conditions in the hydraulic cylinder business, resulted in the fair market value of Green’s goodwill, as determined by an independent third-party appraiser, being lower than its carrying value as of December 31, 2001. Accordingly, in the quarter ended June 30, 2002, the Company recorded, retroactive to January 1, 2002, an after-tax impairment charge of approximately $3.2 million, which is reported as a cumulative effect of change in accounting principle resulting from the adoption by the Company of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

The statement of operations for the quarter ended June 30, 2002 has been retroactively restated. The restatement gives effect to the cumulative effect of change in accounting principle, which had previously been reported in the quarter ended June 30, 2002, being reflected as having occurred as of January 1, 2002

Comparison of three months ended June 30, 2003 and June 30, 2002

Consolidated revenues increased 16.5%, from $18,666,396 to $21,738,305. Revenues from pneumatic tools and related equipment increased 12.8%, from $9,691,652 to $10,933,587, due primarily to strong promotions by two major customers and a major promotion at a new automotive after-market retailer, partially offset by price concessions at a significant customer and decreased commission revenues resulting from price and competitive pressures. Selling prices of pneumatic tools and related equipment were unchanged, with the exception of prices to a significant customer, which were substantially reduced early in the fourth quarter of 2002. Revenues from hardware products increased 49.0%, from $3,822,901 to $5,696,536, due primarily to the inclusion of Nationwide for the entire quarter in 2003, as opposed to only two months in 2002. Nationwide’s revenues increased approximately $2,200,000, including an increase of approximately $1,600,000 from sales of fencing products. The increase at Nationwide was partially offset by a decrease in revenues of approximately $330,000 at Franklin, as a significant customer reduced its ordering, because of its decreased volume, in the second quarter of 2003. Selling prices of hardware products were unchanged. Revenues from hydraulic cylinders and other equipment decreased 4.4%, from $3,165,181 to $3,027,296, due primarily to depressed conditions in the access sector, partially offset by increased sales in the refuse market. Selling prices of hydraulic cylinders and other equipment were virtually unchanged. Revenues from heating products increased 4.7%, from $1,986,662 to $2,080,886, due primarily to increased radiant heating sales. Selling prices of heating products were unchanged, with the exception of a modest price increase for baseboard heating products during the second quarter of 2003.

Consolidated gross profit, as a percentage of revenues, decreased from 32.9% to 32.8%. Gross profit from pneumatic tools and related equipment decreased from 41.5% to 37.2%, due primarily to the lower-margin promotional sales noted above, the impact of the price concessions effective in the fourth quarter of 2002 also noted above and the strengthening of the yen, partially offset by productivity improvements and cost reductions from suppliers. Gross profit from hardware products increased from 32.6% to 36.8%, due primarily to the inclusion of Nationwide’s higher margin OEM business for the entire quarter in 2003, as opposed to only two months in 2002. Gross profit from hydraulic cylinders and other equipment increased from 9.0% to 10.0%, due primarily to reductions in labor and overhead. Gross profit from heating equipment increased from 29.9% to 32.4%, due primarily to a change in the product mix and improved operating efficiencies.

Consolidated selling, general and administrative expenses increased 17.3%, from $4,424,727 to $5,188,457, due primarily to increases in advertising and expenses related to promotional sales at Florida Pneumatic and the addition of approximately $200,000 of selling, general and administrative expenses at Nationwide. Also contributing to the overall increase were increased compensation tied to higher profitability and increased expenses related to additional reporting and control requirements. These increases were partially offset by substantial decreases resulting from cost-cutting efforts in all of the segments. As a percentage of revenues, selling, general and administrative expenses increased from 23.7% to 23.9%.

Interest expense increased 20.3%, from $162,650 to $195,688, due primarily to changes in average borrowings outstanding during the quarters ended June 30, 2003 and 2002. Average borrowings under the Company’s revolving credit loan facility were higher in 2003 than in 2002. While average borrowings under the Company’s term loan facility, which resulted from the acquisition of Nationwide on May 3, 2002, were lower in 2003 than in 2002, these amounts were outstanding for the entire quarter in 2003, as opposed to only two months in 2002. The overall increase in interest expense was net of decreases resulting from lower interest rates on the Company’s borrowings under both its revolving credit and term loan facilities, as well as on a refinanced mortgage.

The effective tax rates for the quarters ended June 30, 2003 and 2002 were 42.3% and 38.4%, respectively. The higher effective tax rate resulted from the amortization of intangible assets at Nationwide not being deductible for tax purposes.

Comparison of six months ended June 30, 2003 and June 30, 2002

Consolidated revenues increased 15.3%, from $35,763,115 to $41,220,181. Revenues from pneumatic tools and related equipment increased 8.0%, from $19,700,562 to $21,273,996, due primarily to strong promotions by two major customers and a major promotion at an automotive after-market retailer, partially offset by price concessions at a significant customer, a base volume decrease and decreased commission revenues resulting from price and competitive pressures. Selling prices of pneumatic tools and related equipment were unchanged, with the exception of prices to a significant customer, which were substantially reduced early in the fourth quarter of 2002. Revenues from hardware products increased 88.1%, from $5,287,180 to $9,946,570, due primarily to the inclusion of Nationwide for the entire six months in 2003, as opposed to only two months in 2002. Nationwide’s revenues increased approximately $5,100,000, including an increase of approximately $2,700,000 from sales of fencing products. The increase at Nationwide was partially offset by a decrease in revenues of approximately $450,000 at Franklin, as a significant customer declared bankruptcy in the first quarter of 2003 and another significant customer reduced its ordering, because of its decreased volume, in the second quarter of 2003. Selling prices of hardware products were unchanged. Revenues from hydraulic cylinders and other equipment decreased 9.5%, from $6,508,356 to $5,889,543, due primarily to an approximately 70% decrease in sales to the wrecker market, including the phasing out of a major customer in the first quarter of 2002. Selling prices of hydraulic cylinders and other equipment were virtually unchanged. Revenues from heating products decreased 3.7%, from $4,267,017 to $4,110,072, due primarily to the weakness in baseboard demand in the first quarter of 2003, partially offset by increased radiant heating sales. Selling prices of heating products were unchanged, with the exception of a modest price increase for baseboard heating products during the second quarter of 2003.

Consolidated gross profit, as a percentage of revenues, increased from 31.4% to 31.9%. Gross profit from pneumatic tools and related equipment decreased from 39.1% to 37.1%, due primarily to the lower-margin promotional sales noted above, the impact of the price concessions effective in the fourth quarter of 2002 also noted above and the strengthening of the yen, partially offset by productivity improvements and cost reductions from suppliers. Gross profit from hardware products increased from 30.5% to 34.8%, due primarily to the inclusion of Nationwide’s higher margin OEM business for the entire six months in 2003, as opposed to only two months in 2002. Gross profit from hydraulic cylinders and other equipment decreased from 9.1% to 8.7%, due primarily to the decrease in revenues (reflecting the phasing out of a major customer in the first quarter of 2002), which reduced coverage of fixed expenses, partially offset by reductions in labor and overhead in the second quarter. Gross profit from heating equipment increased from 31.1% to 31.2%, due primarily to a change in the product mix and improved operating efficiencies in the second quarter.

Consolidated selling, general and administrative expenses increased 18.2%, from $8,513,790 to $10,059,282, due primarily to the addition of approximately $640,000 of these expenses at Nationwide, increases in advertising and expenses related to promotional sales at Florida Pneumatic and, to a lesser extent, to increased compensation tied to higher profitability and increases related to additional reporting and control requirements.  These increases were partially offset by substantial decreases resulting from cost-cutting efforts in all of the segments. As a percentage of revenues, selling, general and administrative expenses increased from 23.8% to 24.4%, due primarily to the increased expenses discussed above.

Interest expense increased 44.9%, from $264,422 to $383,009, due primarily to changes in average borrowings outstanding during the six month periods ended June 30, 2003 and 2002. Average borrowings under the Company’s revolving credit loan facility were higher in 2003 than in 2002. While average borrowings under the Company’s term loan facility, which resulted from the acquisition of Nationwide on May 3, 2002, were lower in 2003 than in 2002, these amounts were outstanding for the entire six months in 2003, as opposed to only two months in 2002. The overall increase was net of decreases resulting from lower interest rates on the Company’s borrowings under both its revolving credit and term loan facilities, as well as on a refinanced mortgage.

The effective tax rates for the six months ended June 30, 2003 and 2002 were 42.2% and 38.5%, respectively. The higher effective tax rate resulted from the amortization of intangible assets at Nationwide not being deductible for tax purposes.

Liquidity and Capital Resources

The Company gauges its liquidity and financial stability by the measurements shown in the following table (dollar amounts in thousands):

	June 30, 2003	December 31, 2002	June 30, 2002

Working Capital	$19,422	$19,908	$22,010
Current Ratio	2.20 to 1	2.49 to 1	3.02 to 1
Shareholders’ Equity	$35,176	$33,823	$32,401

During the six months ended June 30, 2003, gross accounts receivable increased by approximately $913,000, with increases of approximately $912,000, $150,000 and $36,000 at Countrywide, Green and Embassy, respectively, partially offset by a decrease of approximately $185,000 at Florida Pneumatic. The increases at Countrywide and Green were due primarily to increases in sales in the second quarter of 2003 as compared to the fourth quarter of 2002. The increase at Embassy was due primarily to the timing of sales. The decrease at Florida Pneumatic was due primarily to an overall decrease in sales in the second quarter of 2003 as compared to the fourth quarter of 2002, partially offset by extended terms on some retail promotional sales.

Inventories increased by approximately $1,719,000 during the six months ended June 30, 2003, with increases of approximately $1,906,000, $64,000 and $40,000 at Florida Pneumatic, Green and Embassy, respectively, partially offset by a decrease of approximately $291,000 at Countrywide. The increase at Florida Pneumatic was due primarily to a decrease in base revenues. The increase at Green was due primarily to the timing of purchases of imported products. The increase at Embassy was due primarily to preparation for the peak heating season. The decrease at Countrywide was due primarily to improved inventory turnover at Nationwide.

During the six months ended June 30, 2003, short-term borrowings increased by $2,500,000, primarily to fund working capital changes and to reduce long-term debt.

During the six months ended June 30, 2003, accounts payable increased by approximately $872,000, with an increase of approximately $978,000 at Florida Pneumatic being partially offset by decreases of approximately $51,000, $35,000 and $20,000 at Countrywide, Embassy and Green, respectively. All of these changes were due primarily to the timing of purchases.

On June 30, 2003, the Company renewed its credit agreement, as amended, with Citibank through July 26, 2004. This agreement provides the Company with various credit facilities, including revolving credit loans, term loans for acquisitions and a foreign exchange line. The revolving credit loan facility provides a maximum of $12,000,000, with various sublimits, for direct borrowings, letters of credit, bankers’ acceptances and equipment loans. There are no commitment fees for any unused portion of this credit facility. At June 30, 2003, there was $7,000,000 outstanding against the revolving credit loan facility. There was also a commitment of approximately $116,000 at June 30, 2003 for open letters of credit.

The term loan facility provides a maximum commitment of $15,000,000 to finance acquisitions subject to the lending bank’s approval. There are no commitment fees for any unused portion of this credit facility. The Company borrowed $11,500,000 against this facility to finance the acquisition of Nationwide, described in Note 1, and there was $5,750,000 outstanding against this facility at June 30, 2003. There was also a standby letter of credit totaling approximately $351,000 outstanding against this facility at June 30, 2003. This standby letter of credit was used to secure the Economic Development Revenue Bond assumed as part of the acquisition of Green.

The Company’s credit agreement is subject to annual review by the lending bank. Under this agreement, the Company is required to adhere to certain financial covenants. At June 30, 2003 and for the quarter then ended, the Company satisfied all of these covenants.

Certain of the Company’s mortgage agreements require the Company to adhere to certain financial covenants. At June 30, 2003, and for the six months then ended, the Company satisfied all of these covenants.

Capital spending for the six month ended June 30, 2003 was approximately $646,000, which amounts were provided from working capital. Capital expenditures for the remainder of 2003 are expected to be approximately $540,000, some of which may be financed through the Company’s credit facilities. Included in the expected total for the remainder of 2003 are capital expenditures relating to new products, expansion of existing product lines and replacement of equipment.

Operating activities provided cash totaling approximately $56,000 and $3,036,000 during the six month periods ended June 30, 2003 and 2002, respectively. The Company believes that cash on hand derived from operations and cash available through borrowings under its credit facilities will be sufficient to allow the Company to meet its foreseeable capital needs.

Off-Balance Sheet Arrangements

The Company’s foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding at June 30, 2003, based on the contracted forward rates, was approximately $1,363,000.

The Company, through Florida Pneumatic, imports a significant amount of its purchases from Japan, with payment due in yen. As a result, the Company is subject to the effects of foreign currency exchange fluctuations. The Company uses a variety of techniques to protect itself from any adverse effects from these fluctuations, including increasing its selling prices, obtaining price reductions from its overseas suppliers, using alternative supplier sources and entering into foreign currency forward contracts. The increase in the strength of the yen versus the U.S. dollar over the last 12 months had a negative effect on the Company’s results of operations and its financial position. There can be no assurance as to the future trend of this value. See “Item 3 — Quantitative and Qualitative Disclosure About Market Risk.”

New Accounting Pronouncements

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Recission of FASB Statement No.4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), which eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30, “Reporting Results of Operations.” The provisions of SFAS 145 related to the recission of Statement 4 are effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS 145 as of January 1, 2003. In January 2003, the Company recorded a loss of approximately $84,000, included in selling, general and administrative expenses, that resulted from the refinancing of a mortgage.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The principal difference between SFAS 146 and EITF 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company did not have any exit or disposal activities since the adoption of SFAS 146.

In June 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends SFAS 133 and certain other FASB standards for decisions made by the FASB as part of the Derivatives Implementation Group process. Among other changes, SFAS 149 clarifies the definition of a derivative financial instrument. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The provisions of SFAS 149 that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective dates. In addition, certain provisions of SFAS 149 that apply to forward purchases or sales of when-issued securities or other securities that do not yet exist are applicable to both existing contracts and new contracts entered into after June 30, 2003.

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

The Company accounts for changes in the fair value of its foreign currency contracts by marking them to market and recognizing any resulting gains or losses through its statement of operations. The Company also marks its yen-denominated payables to market, recognizing any resulting gains or losses in its statement of operations. At June 30, 2003, the Company had foreign currency forward contracts, maturing in 2003, to purchase yen at contracted forward rates. The value of these contracts at June 30, 2003, based on the contracted forward rates, was approximately $1,363,000, which was the approximate value of the Company’s yen-denominated accounts payable. During the quarters ended June 30, 2003 and 2002, the Company recorded net realized losses of approximately $10,000 and $59,000, respectively, on foreign currency transactions. During the six month periods ended June 30, 2003 and 2002, the Company recorded net realized losses of approximately $9,000 and $69,000, respectively, on foreign currency transactions. At June 30, 2003, the Company had no material unrealized gains or losses on foreign currency transactions.

The potential loss in value of the Company’s net investment in foreign currency forward contracts resulting from a hypothetical 10 percent adverse change in foreign exchange rates at June 30, 2003 was approximately $150,000.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed, under the supervision of, and with the participation of, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities and Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were adequate and effective, as of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the “Report”), in timely alerting them to all material information relating to the Company and its consolidated subsidiaries that is required to be included in this Report.

Changes in internal controls

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

On May 28, 2003, the Registrant held its Annual Meeting of Stockholders, at which two proposals were voted upon: (i) Election of Directors and (ii) the Appointment of Auditors.

The following persons were duly elected to serve, subject to the Company’s Bylaws, as directors of the Registrant until the 2006 Annual Meeting of Stockholders, or until election and qualification of their successor(s):

	Votes in favor	Votes against	Votes abstained
Sidney Horowitz	2,650,875	362,599	0
Dennis Kalick	2,651,615	361,859	0

The terms of office of Robert L. Dubofsky, Alan I. Goldberg, Richard A. Horowitz, Neil Novikoff, Robert M. Steinberg and Marc A. Utay as directors of the Registrant continued after the Annual Meeting of Stockholders.

The appointment of BDO Seidman, LLP as the Company’s auditors was ratified by 2,656,619 votes in favor and 356,013 votes against.

There were no broker non-votes pertaining to these proposals.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)           Exhibits

See “Exhibit Index” immediately following the signature page.

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
(Principal Financial Officer)

Dated: August 13, 2003

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

Exhibit No.

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

4.13

Amendment No. 9 to Credit Agreement, dated as of June 30, 2003, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, a Florida corporation, Embassy Industries, Inc., a New York corporation, Green Manufacturing, Inc., a Delaware corporation, Countrywide Hardware, Inc., a Delaware corporation, Nationwide Industries, Inc., a Florida corporation, and Citibank, N.A. (successor-in-interest to European American Bank), a New York banking corporation.

Exhibit No.

4.14

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

10.4	Executive Incentive Bonus Plan of the Registrant (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

10.5	2002 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

A copy of any of the foregoing exhibits to this Quarterly Report on Form 10-Q may be obtained, upon payment of the Registrant’s reasonable expenses in furnishing such exhibit, by writing to P & F Industries, Inc., 300 Smith Street, Farmingdale, New York 11735-1114, Attention: Corporate Secretary.