Form 10-Q
period 2003-09-30
P&F INDUSTRIES INC
filed 2003-11-13
CIK 75340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2003

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

As of November 12, 2003, there were 3,511,631 shares of the registrant’s Class A Common Stock outstanding.

P & F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

i

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30, 2003	December 31, 2002

ASSETS

CURRENT:
Cash	$1,163,550	$1,024,222
Accounts receivable, less allowance for possible losses of $392,662 in 2003 and $354,441 in 2002 (Note 7)	14,598,161	10,864,261
Inventories (Notes 6 and 7)	21,262,989	19,580,073
Deferred income taxes	695,000	695,000
Prepaid expenses and other	1,198,558	1,080,313
TOTAL CURRENT ASSETS	38,918,258	33,243,869

PROPERTY AND EQUIPMENT (Note 7):
Land	1,582,938	1,582,938
Buildings and improvements	8,983,150	8,811,117
Machinery and equipment	15,012,719	14,514,353
	25,578,807	24,908,408
Less accumulated depreciation and amortization	12,599,275	11,409,203
NET PROPERTY AND EQUIPMENT	12,979,532	13,499,205

DEFERRED INCOME TAXES	1,377,000	1,377,000

GOODWILL, net of accumulated amortization of $1,419,274 (Note 2)	9,682,867	9,238,621

OTHER INTANGIBLE ASSETS, net of accumulated amortization of $753,667 in 2003 and $354,667 in 2002	1,906,333	2,305,333
OTHER ASSETS, net of accumulated amortization of $173,759 in 2003 and $180,858 in 2002	126,301	118,528
TOTAL ASSETS	$64,990,291	$59,782,556

See accompanying notes to consolidated financial statements (unaudited).

	September 30, 2003	December 31, 2002

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings (Note 7)	$9,500,000	$4,500,000
Accounts payable	3,240,650	2,860,271
Accruals:
Compensation	1,677,000	2,112,377
Other (Note 8)	2,616,177	2,250,962
Deferred income taxes	210,000	210,000
Current maturities of long-term debt (Note 7)	1,509,180	1,402,547
TOTAL CURRENT LIABILITIES	18,753,007	13,336,157

LONG-TERM DEBT, less current maturities (Note 7)	9,240,336	11,591,989

DEFERRED INCOME TAXES	1,031,000	1,031,000
TOTAL LIABILITIES	29,024,343	25,959,146

COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)

SHAREHOLDERS’ EQUITY (Note 9):
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A - $1 par; authorized - 7,000,000 shares; issued - 3,730,367 shares in 2003 and 3,690,367 shares in 2002	3,730,367	3,690,367
Class B - $1 par; authorized - 2,000,000 shares; no shares issued or outstanding	—	—
Additional paid-in capital	8,588,590	8,540,528
Retained earnings	25,373,832	22,997,016
Treasury stock, at cost (223,736 shares in 2003 and 176,045 shares in 2002)	(1,726,841)	(1,404,501)
TOTAL SHAREHOLDERS’ EQUITY	35,965,948	33,823,410
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$64,990,291	$59,782,556

See accompanying notes to consolidated financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
REVENUES (Note 10):
Net sales	$23,614,451	$20,915,289	$64,584,445	$56,351,585
Other	88,251	167,220	338,438	494,039
	23,702,702	21,082,509	64,922,883	56,845,624

COSTS AND EXPENSES:
Cost of sales	16,967,999	14,864,251	45,046,765	39,388,993
Selling, general and administrative	5,149,755	4,679,836	15,209,037	13,193,626
Interest - net	172,256	233,416	555,265	497,838
	22,290,010	19,777,503	60,811,067	53,080,457

INCOME BEFORE TAXES ON INCOME AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	1,412,692	1,305,006	4,111,816	3,765,167

TAXES ON INCOME	595,000	528,000	1,735,000	1,475,000
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	817,692	777,006	2,376,816	2,290,167

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAXES OF $1,668,000 (Note 2)	—	—	—	(3,239,118)

NET INCOME (LOSS)	$817,692	$777,006	$2,376,816	$(948,951)

See accompanying notes to consolidated financial statements (unaudited).

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Weighted average common shares outstanding (Note 11):
Basic	3,503,766	3,516,519	3,505,204	3,510,820

Diluted	3,584,939	3,580,074	3,579,407	3,583,039

Earnings (loss) per share of common stock (Note 11):

Basic:
Income before cumulative effect of change in accounting principle	$.23	$.22	$.68	$.65

Cumulative effect of change in accounting principle, net of taxes	—	—	—	(.92)

Net income (loss)	$.23	$.22	$.68	$(.27)

Diluted:
Income before cumulative effect of change in accounting principle	$.23	$.22	$.66	$.64

Cumulative effect of change in accounting principle, net of taxes	—	—	—	(.90)

Net income (loss)	$.23	$.22	$.66	$(.26)

See accompanying notes to consolidated financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Total

Balance, January 1, 2003	$3,690,367	$8,540,528	$22,997,016	$(1,404,501)	$33,823,410

Net income for the nine months ended September 30, 2003	—	—	2,376,816	—	2,376,816

Exercise of stock options	40,000	48,062	—	—	88,062

Purchase of Class A Common Stock (Note 9)	—	—	—	(322,340)	(322,340)

Balance, September 30, 2003	$3,730,367	$8,588,590	$25,373,832	$(1,726,841)	$35,965,948

Shares	Common stock	Treasury stock
Balance, January 1, 2003	3,690,367	176,045

Exercise of stock options	40,000	—

Purchase of Class A Common Stock	—	47,691

Balance, September 30, 2003	3,730,367	223,736

See accompanying notes to consolidated financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,376,816	$(948,951)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Cumulative effect of change in accounting principle - net of taxes	—	3,239,118
Depreciation and amortization	1,307,990	1,176,161
Amortization of intangible assets	425,714	234,550
Issuance of Class A Common Stock	—	89,163
Loss on disposal of fixed assets	11,638	—
Provision for losses on accounts receivable - net	38,221	5,861
Deferred income taxes	—	(23,000)
Decrease (increase) - net of acquisition of Nationwide Industries, Inc. in 2002:
Accounts receivable	(3,772,121)	(1,989,694)
Inventories	(1,682,916)	(2,882,772)
Prepaid expenses and other	(123,763)	(354,145)
Other assets	(28,969)	—
Increase (decrease) - net of acquisition of Nationwide Industries, Inc. in 2002:
Accounts payable	380,379	2,685,922
Accruals and other	(70,162)	158,542
Total adjustments	(3,513,989)	2,339,706
Net cash (used in) provided by operating activities	(1,137,173)	1,390,755

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(799,955)	(3,707,085)
Payments for acquisition of Nationwide Industries, Inc. - net of $2,920 cash acquired	—	(10,448,794)
Additional payments for purchase of Nationwide Industries, Inc.	(444,246)	—
Payments for acquisition-related expenses	—	(800,891)
Payment for acquisition of product line	—	(397,940)

Net cash used in investing activities	(1,244,201)	(15,354,710)

See accompanying notes to consolidated financial statements (unaudited).

	Nine months ended September 30,
	2003	2002
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	9,000,000	4,000,000
Repayments of short-term borrowings	(4,000,000)	(1,435,000)
Proceeds from mortgage	1,697,301	2,024,000
Proceeds from term loan	—	11,500,000
Principal payments on long-term debt	(3,942,321)	(1,658,994)
Proceeds from exercise of stock options	88,062	—
Purchase of Class A Common Stock	(322,340)	(100,800)

Net cash provided by financing activities	2,520,702	14,329,206

NET INCREASE IN CASH	139,328	365,251

CASH AT BEGINNING OF PERIOD	1,024,222	507,833

CASH AT END OF PERIOD	$1,163,550	$873,084

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:

Income taxes	$1,329,212	$1,282,500

Interest	$566,885	$443,834

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

The Company also complies with the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure,” which requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.

SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company’s 2002 Stock Incentive Plan had been determined in accordance with the fair value method prescribed by SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. The weighted-average assumptions for options granted in the three months and the nine months ended September 2002, respectively, were: no dividends paid for either of these periods; expected volatility of 56.9%; risk-free interest rate of 4.3%; and expected life of 8.5 years. No options were granted in 2003.

The weighted-average fair value of options for which the exercise price equaled the market price on the grant date was $4.20. The weighted-average fair value of options for which the exercise price exceeded the market price on the grant date was $3.07.

Under the provisions of SFAS 123, the Company’s net income (loss) and its basic and diluted earnings (loss) per share would have changed to the pro forma amounts indicated below:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income (loss) as reported	$817,692	$777,006	$2,376,816	$(948,951)
Pro forma adjustment for employee compensation determined under fair value method	—	(402,696)	—	(402,696)
Pro forma net income (loss)	$817,692	$374,310	$2,376,816	$(1,351,647)

Basic earnings (loss) per share
As reported	$.23	$.22	$.68	$(.27)

Pro forma	$.23	$.11	$.68	$(.38)

Diluted earnings (loss) per share
As reported	$.23	$.22	$.66	$(.26)

Pro forma	$.23	$.10	$.66	$(.38)

NOTE 4 – FOREIGN CURRENCY TRANSACTIONS

The Company accounts for changes in the fair value of its foreign currency contracts by marking them to market and recognizing any resulting gains or losses through its statement of operations. The Company also marks its yen-denominated payables to market, recognizing any resulting gains or losses in its statement of operations. At September 30, 2003, the Company had foreign currency forward contracts, maturing in 2003, to purchase yen at contracted forward rates. The value of these contracts at September 30, 2003, based on the spot rate, was approximately $280,000, which was the approximate value of the Company’s corresponding yen-denominated accounts payable. During the quarter ended September 30, 2003, the Company recorded a net realized gain of approximately $8,000 on foreign currency transactions. During the quarter ended September 30, 2002, the Company recorded a net realized loss of approximately $65,000 on foreign currency transactions. During the nine month periods ended September 30, 2003 and 2002, the Company recorded net realized losses of approximately $1,000 and $134,000, respectively, on foreign currency transactions. At September 30, 2003, the Company had an unrealized loss of approximately $168,000 on foreign currency transactions.

NOTE 5 – NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 6– INVENTORIES

Major classes of inventory were as follows:

	September 30, 2003	December 31, 2002

Raw materials and supplies	$3,803,063	$3,566,161
Work in process	811,408	754,857
Finished goods	16,648,518	15,259,055
	$21,262,989	$19,580,073

NOTE 7– SHORT-TERM BORROWINGS AND LONG-TERM DEBT

On June 30, 2003, the Company renewed its credit agreement, as amended, with Citibank through July 26, 2004. This agreement includes a revolving credit loan facility, which provides a total of $12,000,000, with various sublimits, for direct borrowings, letters of credit, bankers’ acceptances and equipment loans. There are no commitment fees for any unused portion of this credit facility. At September 30, 2003, there was $9,500,000 outstanding against the revolving credit loan facility. There was also a commitment of approximately $93,000 at September 30, 2003 for open letters of credit.

Direct borrowings under the Company’s revolving credit loan facility are secured by the Company’s accounts receivable, inventory and equipment and are cross-guaranteed by each of the Company’s subsidiaries. These borrowings bear interest at either the prime interest rate or LIBOR (London InterBank Offered Rate) plus 1.6%. The prime interest rate at September 30, 2003 was 4.0% and LIBOR was approximately 1.1%. The prime interest rate at September 30, 2002 was 4.75% and LIBOR was approximately 1.8%.

The credit agreement also includes a foreign exchange line, which provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding at September 30, 2003, based on the spot rate, was approximately $280,000.

Under the terms of the Company’s credit agreement, the Company is required to adhere to certain financial covenants. At September 30, 2003, and for the nine months then ended, the Company satisfied all of these covenants. The credit agreement is subject to annual review by the lending bank.

The credit agreement also includes a term loan facility, which provides a maximum commitment of $15,000,000 to finance acquisitions subject to the lending bank’s approval. The Company borrowed $11,500,000 against this facility to finance the acquisition of Nationwide, described in Note 1, and there was $5,500,000 outstanding against this facility at September 30, 2003. There was also a standby letter of credit totaling approximately $351,000 outstanding against this facility at September 30, 2003. This standby letter of credit is used to secure the Economic Development Revenue Bond assumed as part of the acquisition of Green.

On January 24, 2003, Embassy refinanced its mortgage, which was payable monthly through May 2006 and bore interest at 8.16%. The new mortgage, which is payable monthly through January 2010, bears interest at LIBOR plus 155 basis points.

Certain of the Company’s mortgage agreements require the Company to adhere to certain financial covenants. At September 30, 2003, and for the nine months then ended, the Company satisfied all of these covenants.

NOTE 8 – WARRANTY LIABILITY

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

Changes in the Company’s warranty liability, included in other accrued liabilities, for the nine month periods ended September 30, 2003 and September 30, 2002 were as follows:

	Nine months ended September 30,
	2003	2002
Balance, beginning of period	$186,513	$198,384
Warranties issued and changes in estimated pre-existing warranties	258,610	183,586
Actual warranty costs incurred	(230,453)	(182,696)
Balance, end of period	$214,670	$199,274

NOTE 9 – CAPITAL STOCK TRANSACTIONS

During the nine months ended September 30, 2003, the Company purchased 47,691 shares of Class A Common Stock, at a cost of $322,340. During the nine months ended September 30, 2002, the Company purchased 16,000 shares of Class A Common Stock, at a cost of $100,800.

NOTE 10 – SEGMENTS OF BUSINESS

The following tables present financial information by segment for the periods ended September 30, 2003 and 2002. Segment profit (loss) excludes general corporate expenses, interest expense and income taxes. All intersegment revenues have been eliminated.

Three months ended September 30, 2003	Con– solidated	Pneumatic tools	Hardware	Hydraulic cylinders	Heating equipment
(In thousands)
Revenues from external customers	$23,703	$12,431	$5,282	$3,452	$2,538

Segment profit (loss)	$2,543	$1,734	$912	$(69)	$(34)

Identifiable assets at September 30, 2003	$62,059	$28,632	$18,913	$8,870	$5,644

Corporate assets	2,931

Total assets at September 30, 2003	$64,990

Three months ended September 30, 2002	Con– solidated	Pneumatic tools	Hardware	Hydraulic cylinders	Heating equipment
(In thousands)
Revenues from external customers	$21,083	$11,221	$4,637	$2,980	$2,245

Segment profit (loss)	$2,427	$1,862	$822	$(216)	$(41)

Identifiable assets at September 30, 2002	$62,039	$27,710	$19,687	$8,757	$5,885

Corporate assets	2,532

Total assets at September 30, 2002	$64,571

Nine months ended September 30, 2003	Con- solidated	Pneumatic tools	Hardware	Hydraulic cylinders	Heating equipment
(In thousands)
Revenues from external customers	$64,923	$33,705	$15,229	$9,341	$6,648

Segment profit (loss)	$7,509	$5,292	$2,798	$(391)	$(190)

Nine months ended September 30, 2002	Con- solidated	Pneumatic tools	Hardware	Hydraulic cylinders	Heating equipment
(In thousands)
Revenues from external customers	$56,846	$30,922	$9,924	$9,488	$6,512

Segment profit (loss)	$6,761	$5,756	$1,410	$(488)	$83

Cumulative effect of change in accounting principle	$(3,239)	$—	$—	$(3,239)	$—

The reconciliations of combined operating profits for reportable segments to consolidated income before income taxes and cumulative effect of change in accounting principle are as follows:

	Three months ended September 30,
	2003	2002
Total profit for reportable segments	$2,543,152	$2,427,230
General corporate expenses	(958,204)	(888,808)
Interest expense - net	(172,256)	(233,416)
Income before taxes and cumulative effect of change in accounting principle	$1,412,692	$1,305,006

	Nine months ended September 30,
	2003	2002
Total profit for reportable segments	$7,509,062	$6,760,998
General corporate expenses	(2,841,981)	(2,497,993)
Interest expense - net	(555,265)	(497,838)
Income before taxes and cumulative effect of change in accounting principle	$4,111,816	$3,765,167

NOTE 11 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Numerator:
Numerator for basic and diluted earnings (loss) per common share:
Income before cumulative effect of change in accounting principle	$817,692	$777,006	$2,376,816	$2,290,167

Cumulative effect of change in accounting principle	—	—	—	(3,239,118)
Net income (loss)	$817,692	$777,006	$2,376,816	$(948,951)

Denominator:
Denominator for basic earnings (loss) per common share - weighted average common shares outstanding	3,503,766	3,516,519	3,505,204	3,510,820

Effect of dilutive securities:
Common stock options	81,173	63,555	74,203	72,219

Denominator for diluted earnings per common share - adjusted weighted average common shares and assumed conversions	3,584,939	3,580,074	3,579,407	3,583,039

During the periods ended September 30, 2003 and 2002, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Class A Common Stock for the respective periods. These options are anti-dilutive and are excluded from the computation of earnings (loss) per share. The weighted average anti-dilutive stock options outstanding were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Weighted average anti-dilutive stock options outstanding	187,000	189,000	231,443	189,000

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

On a quarterly basis, the Company reviews changes in market conditions, among other factors, that could have a material impact on its estimates of fair value in order to reassess the carrying value of goodwill and other intangible assets. At September 30, 2003, no adjustment for impairment was deemed necessary.

Long-Lived Assets

The Company reviews certain long-lived assets for impairment. Whenever events or changes in circumstances indicate that the carrying value of any of these assets may not be recoverable, the Company will assess the recoverability of such assets based upon estimated undiscounted cash flow forecasts.

Acquisition

On May 3, 2002, Countrywide acquired all of the stock of Nationwide for approximately $10,452,000, plus acquisition costs of approximately $490,000 and working capital adjustments of approximately $260,000. There were additional acquisition-related costs of approximately $364,000 recorded as goodwill. In addition to the cash paid at the closing, Nationwide’s previous owner is entitled to contingent payments of 30% of the excess of Nationwide’s earnings, before amortization of intangible assets, interest and taxes, over $2,500,000, for each of the five twelve-month periods subsequent to the acquisition date, which contingent payments will be treated as additions to goodwill. At December 31, 2002, the Company had accrued $150,000 of these contingent payments. During the nine months ended September 30, 2003, contingent payments totaling an additional $444,246, including amounts accrued at September 30, 2003, have been recorded as additions to goodwill.

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

Comparison of three months ended September 30, 2003 and September 30, 2002

Consolidated revenues increased 12.4%, from $21,082,509 to $23,702,702. Revenues from pneumatic tools and related equipment increased 10.8%, from $11,221,716 to $12,431,566, due primarily to strong promotions by two major customers, partially offset by lower industrial revenues resulting from inventory reduction by a customer and the timing of an annual promotional order from another significant customer. Selling prices of pneumatic tools and related equipment were unchanged, with the exception of prices to a significant customer, which were substantially reduced early in the fourth quarter of 2002. Revenues from hardware products increased 13.9%, from $4,636,348 to $5,282,013, due primarily to increased sales of fencing products. The increase was partially offset by a decrease in revenues associated with a significant customer declaring bankruptcy in the first quarter of 2003 and another significant customer reducing its ordering, because of its decreased volume, in the third quarter of 2003. Selling prices of hardware products were unchanged. Revenues from hydraulic cylinders and other equipment increased 15.8%, from $2,979,498 to $3,451,184, due primarily to increased sales that resulted from entry into a new market for log splitter cylinders, partially offset by depressed conditions early in the third quarter of 2003 in the access sector. Selling prices of hydraulic cylinders and other equipment were unchanged. Revenues from heating products increased 13.1%, from $2,244,947 to $2,537,939, due primarily to increased baseboard and boiler sales, reflecting increases in inventory levels of customers, partially offset by decreased radiant sales resulting from delays in receipt of vendor shipments. Selling prices of heating products were unchanged, with the exception of a modest price increase for baseboard products commencing in the second quarter of 2003.

Consolidated gross profit, as a percentage of revenues, decreased from 29.5% to 28.4%. Gross profit from pneumatic tools and related equipment decreased from 34.0% to 30.7%, due primarily to the lower-margin promotional sales, the impact of the price concessions effective in the fourth quarter of 2002 noted above and decreased commission revenues. Gross profit from hardware products increased from 32.1% to 35.1%, due primarily to a more favorable product mix, which was partially offset by lower overhead absorption. Gross profit from hydraulic cylinders and other equipment increased from 8.1% to 10.6%, due primarily to higher overhead absorption from greater cylinder activity, partially offset by changes in product mix. Gross profit from heating equipment decreased from 29.8% to 27.7%, due primarily to a change in product mix and increased baseboard material costs, partially offset by increased selling prices for baseboard products, as noted above.

Consolidated selling, general and administrative expenses increased 10.0%, from $4,679,836 to $5,149,755, due primarily to increased costs associated with the 12.4% increase in revenues noted above, the strengthening of the yen, which generated losses on foreign currency transactions, increases in advertising and expenses related to promotional sales at Florida Pneumatic and increased professional and wage-related expenses at Countrywide. Also contributing to the overall increase were increased expenses related to additional reporting and control requirements. These increases were partially offset by substantial decreases resulting from cost-cutting efforts in all of the segments. As a percentage of revenues, selling, general and administrative expenses decreased from 22.2% to 21.7%.

Interest expense decreased 26.2%, from $233,416 to $172,256, due primarily to lower interest rates on the Company’s borrowings under both its revolving credit and term loan facilities, as well as on a refinanced mortgage.  Average borrowings under the Company’s revolving credit loan facility were higher in 2003 than in 2002, while average borrowings under the Company’s term loan facility, which resulted from the acquisition of Nationwide on May 3, 2002, were lower in 2003 than in 2002.

The effective tax rates for the quarters ended September 30, 2003 and 2002 were 42.1% and 40.5%, respectively. The higher effective tax rate resulted from the amortization of intangible assets at Nationwide not being deductible for tax purposes.

Comparison of nine months ended September 30, 2003 and September 30, 2002

Consolidated revenues increased 14.2%, from $56,845,624 to $64,922,883. Revenues from pneumatic tools and related equipment increased 9.0%, from $30,922,278 to $33,705,562, due primarily to strong promotions by two major customers and a major promotion at an automotive after-market retailer, partially offset by price concessions at a significant customer, a base volume decrease and lower industrial revenues resulting from inventory reductions at two significant customers and a delayed annual promotion with a third customer. Selling prices of pneumatic tools and related equipment were unchanged, with the exception of prices to a significant customer, which were substantially reduced early in the fourth quarter of 2002. Revenues from hardware products increased 53.5%, from $9,923,528 to $15,228,583, due primarily to the inclusion of Nationwide for the entire nine months in 2003, as opposed to only five months in 2002.

Nationwide’s revenues increased approximately $5,900,000, including an increase of approximately $3,400,000 from sales of fencing products. The increase at Nationwide was partially offset by a decrease in revenues of approximately $650,000 at Franklin, as a significant customer declared bankruptcy in the first quarter of 2003 and another significant customer reduced its ordering, because of its decreased volume, in the second and third quarters of 2003. Selling prices of hardware products were unchanged. Revenues from hydraulic cylinders and other equipment decreased 1.6%, from $9,487,854 to $9,340,727, due primarily to an approximately 40% decrease in sales to the wrecker market, including the phasing out of a major customer in the first quarter of 2002, and decreased sales in the access product line, partially offset by increased sales that resulted from entry into a new market for log splitter cylinders. Selling prices of hydraulic cylinders and other equipment were unchanged. Revenues from heating products increased 2.1%, from $6,511,964 to $6,648,011, due primarily to increased baseboard and boiler sales in the third quarter of 2003, reflecting increases in inventory levels of customers. Selling prices of heating products were unchanged, with the exception of a modest price increase for baseboard products during the second quarter of 2003.

Consolidated gross profit, as a percentage of revenues, decreased from 30.7% to 30.6%. Gross profit from pneumatic tools and related equipment decreased from 37.3% to 34.7%, due primarily to the lower-margin promotional sales noted above and the impact of the price concessions effective in the fourth quarter of 2002 also noted above, partially offset by productivity improvements and cost reductions from suppliers. Gross profit from hardware products increased from 31.3% to 34.9%, due primarily to the inclusion of Nationwide’s higher margin OEM business for the entire nine months in 2003, as opposed to only five months in 2002. Gross profit from hydraulic cylinders and other equipment increased from 8.8% to 9.4%, due primarily to changes in product mix. Gross profit from heating equipment decreased from 30.6% to 29.9%, due primarily to a change in product mix.

Consolidated selling, general and administrative expenses increased 15.3%, from $13,193,626 to $15,209,037, due primarily to increased costs associated with the 14.2% increase in revenues noted above, increases in advertising and expenses related to promotional sales at Florida Pneumatic and, to a lesser extent, to increased compensation tied to higher profitability and increases related to additional reporting and control requirements.  These increases were partially offset by substantial decreases resulting from cost-cutting efforts in all of the segments. As a percentage of revenues, selling, general and administrative expenses increased from 23.2% to 23.4%, due primarily to the increased expenses discussed above.

Interest expense increased 11.5%, from $497,838 to $555,265, due primarily to changes in average borrowings outstanding during the periods. Average borrowings under the Company’s revolving credit loan facility were higher in 2003 than in 2002. Average borrowings under the Company’s term loan facility, which resulted from the acquisition of Nationwide on May 3, 2002, were lower in 2003 than in 2002, but these amounts were outstanding for the entire nine months in 2003, as opposed to only five months in 2002. The overall increase was net of decreases resulting from lower interest rates on the Company’s borrowings under both its revolving credit and term loan facilities, as well as on a refinanced mortgage.

The effective tax rates for the nine months ended September 30, 2003 and 2002 were 42.2% and 39.2%, respectively. The higher effective tax rate resulted from the amortization of intangible assets at Nationwide not being deductible for tax purposes.

Liquidity and Capital Resources

The Company gauges its liquidity and financial stability by the measurements shown in the following table (dollar amounts in thousands):

	September 30, 2003	December 31, 2002	September 30, 2002
Working Capital	$20,165	$19,908	$22,254
Current Ratio	2.08 to 1	2.49 to 1	2.38 to 1
Shareholders’ Equity	$35,966	$33,823	$33,267

During the nine months ended September 30, 2003, gross accounts receivable increased by approximately $3,772,000, with increases of approximately $2,152,000, $765,000, $569,000 and $286,000 at Florida Pneumatic, Countrywide, Green and Embassy, respectively. The increase at Florida Pneumatic was due primarily to an increase in sales in the third quarter of 2003 as compared to the fourth quarter of 2002, along with extended terms on some retail promotional sales. The increases at Countrywide and Green were due primarily to increases in sales in the third quarter of 2003, compared to the fourth quarter of 2002. The increase at Embassy was due primarily to the timing of sales.

Inventories increased by approximately $1,683,000 during the nine months ended September 30, 2003, with increases of approximately $2,640,000 and $85,000 at Florida Pneumatic and Green, respectively, partially offset by decreases of approximately $769,000 and $273,000 at Countrywide and Embassy, respectively. The increase at Florida Pneumatic was the result of the timing of inventory receipts, safety stock inventory increases and a decrease in base revenues. The increase at Green was due primarily to an increase in raw material inventory for cylinder production. The decrease at Countrywide was due primarily to improved inventory turnover. The decrease at Embassy was due primarily to the timing of inventory receipts.

During the nine months ended September 30, 2003, short-term borrowings increased by $5,000,000, net of repayments, primarily to fund working capital needs.

During the nine months ended September 30, 2003, accounts payable increased by approximately $380,000, with increases of approximately $306,000, $89,000 and $18,000 at Florida Pneumatic, Green and Countrywide, respectively, being partially offset by a decrease of approximately $33,000 at Embassy. The increase at Florida Pneumatic was due primarily to the timing of payments. The increase at Green was due primarily to the increase in inventories. The increase at Countrywide and the decrease at Embassy were due primarily to the timing of purchases.

On June 30, 2003, the Company renewed its credit agreement, as amended, with Citibank through July 26, 2004. This agreement provides the Company with various credit facilities, including revolving credit loans, term loans for acquisitions and a foreign exchange line. The revolving credit loan facility provides a maximum of $12,000,000, with various sublimits, for direct borrowings, letters of credit, bankers’ acceptances and equipment loans. There are no commitment fees for any unused portion of this credit facility. At September 30, 2003, there was $9,500,000 outstanding against the revolving credit loan facility. There was also a commitment of approximately $93,000 at September 30, 2003 for open letters of credit.

The term loan facility provides a maximum commitment of $15,000,000 to finance acquisitions subject to the lending bank’s approval. There are no commitment fees for any unused portion of this credit facility. The Company borrowed $11,500,000 against this facility to finance the acquisition of Nationwide, described in Note 1, and there was $5,500,000 outstanding against this facility at September 30, 2003. There was also a standby letter of credit totaling approximately $351,000 outstanding against this facility at September 30, 2003. This standby letter of credit was used to secure the Economic Development Revenue Bond assumed as part of the acquisition of Green.

The Company’s credit agreement is subject to annual review by the lending bank. Under this agreement, the Company is required to adhere to certain financial covenants. At September 30, 2003 and for the nine months then ended, the Company satisfied all of these covenants.

Certain of the Company’s mortgage agreements also require the Company to adhere to certain financial covenants. At September 30, 2003, and for the nine months then ended, the Company satisfied all of these covenants.

Capital spending for the nine month ended September 30, 2003 was approximately $800,000, which amounts were provided from working capital. Capital expenditures for the remainder of 2003 are expected to be approximately $300,000, some of which may be financed through the Company’s credit facilities. Included in the expected total for the remainder of 2003 are capital expenditures relating to new products, expansion of existing product lines and replacement of equipment.

Operating activities used cash totaling approximately $1,137,000 during the nine months ended September 30, 2003, and provided cash totaling approximately $1,391,000 during the nine months ended September 30, 2002. The Company believes that cash on hand derived from operations and cash available through borrowings under its credit facilities will be sufficient to allow the Company to meet its foreseeable capital needs.

During the third quarter of 2003, Florida Pneumatic was informed by its third largest customer that it will be sourcing from a new supplier effective January 1, 2004. Sales to this customer for the fiscal year 2003 are estimated to be approximately $4.4 million. We believe that retaining this customer would have required either eliminating all profit margins or converting to an inferior product, which management felt was not in the best long-term interests of the Company.

Off-Balance Sheet Arrangements

The Company’s foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding at September 30, 2003, based on the spot rate, was approximately $280,000.

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

The Company accounts for changes in the fair value of its foreign currency contracts by marking them to market and recognizing any resulting gains or losses through its statement of operations. The Company also marks its yen-denominated payables to market, recognizing any resulting gains or losses in its statement of operations. At September 30, 2003, the Company had foreign currency forward contracts, maturing in 2003, to purchase yen at contracted forward rates. The value of these contracts at September 30, 2003, based on the spot rate, was approximately $280,000, which was the approximate value of the Company’s yen-denominated accounts payable. During the quarter ended September 30, 2003, the Company recorded a net realized gain of approximately $8,000 on foreign currency transactions. During the quarter ended September 30, 2002, the Company recorded a net realized loss of approximately $65,000 on foreign currency transactions. During the nine month periods ended September 30, 2003 and 2002, the Company recorded net realized losses of approximately $1,000 and $134,000, respectively, on foreign currency transactions. At September 30, 2003, the Company had an unrealized loss of approximately $168,000 on foreign currency transactions.

The potential loss in value of the Company’s net investment in foreign currency forward contracts resulting from a hypothetical 10 percent adverse change in foreign exchange rates at September 30, 2003 was approximately $29,000.

Item 4.                                   Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed, under the supervision of, and with the participation of, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities and Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were adequate and effective, as of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 (the “Report”), in timely alerting them to all material information relating to the Company and its consolidated subsidiaries that is required to be included in this Report.

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

(b)          Reports on Form 8-K

The Registrant filed a Report on Form 8-K dated August 12, 2003, in which it furnished a press release announcing its second quarter 2003 results under Items 9 and 12 of such Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P & F INDUSTRIES, INC.
(Registrant)

	By	/s/ Joseph A. Molino, Jr.
Joseph A. Molino, Jr.
Vice President
Dated: November 12, 2003		(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.
2.1

Asset Purchase Agreement, dated as of September 16, 1998, by and between Green Manufacturing, Inc., an Ohio corporation, and the Registrant. Page v of the Asset Purchase Agreement contains a list of the Schedules and Exhibits thereto. Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish, supplementally, a copy of any Exhibit or Schedule omitted from the Asset Purchase Agreement to the Commission upon request.

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

4.13

Amendment No. 9 to Credit Agreement, dated as of June 30, 2003, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, a Florida corporation, Embassy Industries, Inc., a New York corporation, Green Manufacturing, Inc., a Delaware corporation, Countrywide Hardware, Inc., a Delaware corporation, Nationwide Industries, Inc., a Florida corporation, and Citibank, N.A. (successor-in-interest to European American Bank), a New York banking corporation (Incorporated by reference to Exhibit 4.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

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