Form 10-K
period 2003-12-31
P&F INDUSTRIES INC
filed 2004-03-30
CIK 75340

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2003
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

        The aggregate market value of the registrant's Class A Common Stock held by non-affiliates of the registrant, based on the last sale price on June 30, 2003 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $14,169,000.

        As of March 29, 2004, there were 3,516,631 shares of the registrant's Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III of this Annual Report on Form 10-K incorporates by reference information from the registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held during 2004.

P & F INDUSTRIES, INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

TABLE OF CONTENTS

		Page
PART I
Item 1.	Business	1 - 4
Item 2.	Properties	5
Item 3.	Legal Proceedings	5
Item 4.	Submission of Matters to a Vote of Security Holders	5
PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	5
Item 6.	Selected Financial Data	6
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7 - 18
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 8.	Financial Statements and Supplementary Data	20 - 50
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	51
Item 9A.	Controls and Procedures	51
PART III
Item 10.	Directors and Executive Officers of the Registrant	52
Item 11.	Executive Compensation	52
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	52
Item 13.	Certain Relationships and Related Transactions	52
Item 14.	Principal Accountant Fees and Services	52
PART IV
Item 15.	Exhibits, Financial Statement Schedule and Reports on Form 8-K	53 - 54
	Signatures	55
	Exhibit Index	56 - 58

i

SAFE HARBOR STATEMENT
UNDER THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

        This Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein, including those related to the Company's future performance, are based upon the Company's historical performance and on current plans, estimates and expectations. Such forward-looking statements are subject to various risks and uncertainties, including, but not limited to, the impact of competition, product demand and pricing. These risks could cause the Company's actual results for the 2004 fiscal year and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Forward-looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

ii

PART I

ITEM 1.    Business

        P&F Industries, Inc. ("P & F") is a Delaware corporation incorporated on April 19, 1963. P & F conducts its business operations through its four wholly-owned subsidiaries: Florida Pneumatic Manufacturing Corporation ("Florida Pneumatic"), Countrywide Hardware, Inc. ("Countrywide"), Green Manufacturing, Inc. ("Green") and Embassy Industries, Inc. ("Embassy"). P & F Industries, Inc. and its subsidiaries are herein referred to collectively as the "Company."

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

        Florida Pneumatic has one major customer, Sears, Roebuck and Co., that accounted for 22.0%, 22.3% and 21.4% of consolidated revenues for the years ended December 31, 2003, 2002 and 2001, respectively. The Home Depot, Inc. is a customer of both Florida Pneumatic and Countrywide, and accounted for 18.1%, 18.3% and 18.0% of consolidated revenues for the years ended December 31, 2003, 2002 and 2001, respectively. Revenues derived from countries outside of the United States were immaterial for the years ended December 31, 2003, 2002 and 2001.

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

        Three customers accounted for 42.2%, 40.5% and 37.4%, 30.5%, 28.7% and 26.9%, and 9.9.%, 12.0% and 12.9% of Florida Pneumatic's revenues for the years ended December 31, 2003, 2002 and 2001, respectively.

        Florida Pneumatic's products are sold off the shelf, and no material backlog of orders exists. The business is not seasonal, but it may be subject to significant periodic changes resulting from occasional sales promotions by customers.

        Florida Pneumatic purchases all of its pneumatic tools from a Far East trading company that owns or represents 18 individual factories in Japan, Taiwan and China. Of the total pneumatic tool purchases, approximately 30% are bought from Japan, 60% from Taiwan and 10% from China. There are redundant sources for every product manufactured.

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

        Two customers accounted for 13.0% and 10.5%, and 13.0% and 7.6%, of Nationwide's revenues for the years ended December 31, 2003 and 2002, respectively.

        Nationwide currently purchases approximately 80% of its products from one foreign supplier. Although other suppliers are available, the loss of this one supplier could adversely affect operating results.

        Nationwide's sales are somewhat seasonal, with revenues increasing approximately 10% during the spring and summer months. The majority of Nationwide's products are sold off the shelf. The backlog at December 31, 2003 of approximately 15% of annual sales results primarily from blanket customer orders.

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

        Two customers accounted for 39.2%, 36.9% and 38.0%, and 20.9%, 23.2% and 27.4% of Franklin's revenues for the years ended December 31, 2003, 2002 and 2001, respectively.

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

        Green also manufactures a line of access equipment for the petro-chemical and bulk storage industries. This product line, which accounted for approximately 21% of Green's revenues in 2003, consists of bridges, platforms, walkways and stairways, constructed of steel or aluminum and generally installed outdoors. These products are designed to customers' specifications and are sold for use in overhead and elevated access to large containers, including rail cars and storage tanks.

        Green also markets a small line of diggers used primarily as attachments to small tractors for light farm work. This product line, which accounted for approximately 11% of Green's revenues in 2003, is marketed through farm equipment dealers and wholesalers.

        Green's cylinder business is not seasonal, but revenues from agricultural equipment are stronger during the growing season. Backlogs totaling as much as 25% of yearly sales are standard for the cylinder business.

        One customer accounted for 4.4% and 26.0% of Green's revenues for the years ended December 31, 2002 and 2001, respectively. This customer ceased being a customer of the Company during the first quarter of 2002.

        The primary competitive factors in the hydraulic cylinder industry are quality, timely delivery and price.

        Green purchases approximately 20% of its raw materials from one supplier. Since other sources are available, however, the Company believes that the loss of this supplier would not adversely affect operating results.

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

        Embassy also imports a line of radiant heating systems. These systems are different from baseboard heating systems in that the radiant heating systems radiate heat provided by hot water circulating through plastic tubing, which is generally installed beneath the surface of the floor. These systems include the tubing, manifolds, controls and installation supplies. Embassy also provides computer software that aids in the design of the system. Sales of this product accounted for approximately 21.0%, 20.6% and 20.7% of Embassy's total heating equipment revenues for the years ended December 31, 2003, 2002 and 2001, respectively. No customer accounted for greater than 10% of Embassy's revenues for the years ended December 31, 2003, 2002 or 2001.

        Baseboard and radiant heating systems differ from forced hot-air and electric heating systems. Forced hot-air systems, utilizing sheet metal ducts, carry excessive dust and noise throughout the home. Ineffective spot heating also occurs as a result of the relatively small terminal registers at the end of each duct. Conversely, baseboard hot water perimeter heating minimizes noise while blanketing exterior walls in each room with convection heat. By design, both radiant and baseboard heating systems also avoid sudden temperature fluctuations that happen with the "on and off" cycling typical of hot-air blowers. Radiant heat offers the additional benefit of comfortably heated floors, while minimizing the noise and dirt common with hot-air ducted heat. Electric heating systems are generally more expensive to operate than baseboard and radiant heating systems. Radiant heating systems are generally the most expensive of these systems to install and therefore tend to be installed more often in custom and higher priced homes. Because Embassy's products are used primarily in new installations, its sales are related to housing starts.

        The primary competitive factors in the baseboard and radiant heating market are quality, price, service and brand-name awareness.

        Embassy's baseboard heating products are sold off the shelf, and no material backlog of orders exists. Raw materials are readily available. The business is somewhat seasonal, with approximately 60% of Embassy's heating equipment revenues coming in the last six months of the year.

Employees

        The Company employed 308 persons as of December 31, 2003, including six at corporate headquarters. Countrywide had no employees. Florida Pneumatic had 71 employees, Nationwide had 34 employees and Green had 121 employees. These employees are not represented by a union. Embassy had 76 employees, including 46 factory workers who are covered by a single-employer union contract that expires on November 30, 2004. The Company believes that its relationships with its employees are satisfactory.

ITEM 2.    Properties

        On May 24, 2002, in connection with the acquisition of Nationwide, Countrywide purchased the real property and the improvements thereon in which Nationwide conducts its business. Countrywide leases part of its facility to a non-affiliated tenant.

        Florida Pneumatic, Countrywide, Green and Embassy each own the plant facilities that they occupy. The facilities owned by Florida Pneumatic, Countrywide and Embassy are subject to mortgages. Florida Pneumatic's 72,000 square foot plant facility is located in Jupiter, Florida. Countrywide's 56,250 square foot plant facility is located in Tampa, Florida. Green's 85,000 square foot plant facility is located in Bowling Green, Ohio. Embassy's 75,000 square foot plant facility is located in Farmingdale, New York. Each facility either provides adequate space for the operations of the respective subsidiary for the foreseeable future or can be expanded to provide additional space. The Company's executive offices are located in Embassy's facility in Farmingdale, New York.

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

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The Company's Class A Common Stock trades on The Nasdaq Stock Market. The range of high and low bid information for the Company's Class A Common Stock during the last two fiscal years was as follows:

	High	Low
2003
First Quarter	$6.93	$5.78
Second Quarter	7.20	6.24
Third Quarter	10.21	6.47
Fourth Quarter	10.46	7.30

	High	Low
2002
First Quarter	$7.89	$6.00
Second Quarter	7.45	6.20
Third Quarter	7.30	5.85
Fourth Quarter	7.07	5.00

        Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

        As of March 29, 2004, there were approximately 1,400 holders of record of the Company's Class A Common Stock.

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

	Year ended December 31,
	2003	2002	2001	2000	1999
Revenues	$86,407,200	$77,213,902	$67,195,912	$80,898,674	$82,700,440

Income before cumulative effect of change in accounting principle	$3,362,949	$2,862,851	$1,812,808	$3,824,940	$4,545,505
Cumulative effect of change in accounting principle, net of taxes of $1,668,000	—	(3,239,118)	—	—	—

Net income (loss)	$3,362,949	$(376,267)	$1,812,808	$3,824,940	$4,545,505

Income (loss) per share of common stock:
Basic:
Income before cumulative effect of change in accounting principle	$.96	$.82	$.51	$1.07	$1.35
Cumulative effect of change in accounting principle, net	—	(.93)	—	—	—

Net income (loss)	$.96	$(.11)	$.51	$1.07	$1.35

Diluted:
Income before cumulative effect of change in accounting principle	$.94	$.80	$.50	$1.04	$1.23
Cumulative effect of change in accounting principle, net	—	(.91)	—	—	—

Net income (loss)	$.94	$(.11)	$.50	$1.04	$1.23

Total assets	$58,331,924	$59,167,556	$46,469,522	$54,152,817	$54,240,359

Long-term obligations, less current maturities	$8,723,324	$11,591,989	$3,548,945	$3,862,512	$7,325,661

Cash dividends declared per common share	$—	$—	$—	$—	$—

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

        Any forward-looking statements contained herein, including those related to the Company's future performance, are based upon the Company's historical performance and on current plans, estimates and expectations, which are subject to various risk and uncertainties, including, but not limited to, the impact of competition, product demand and pricing. These risks could cause the Company's actual results for the 2004 fiscal year and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Forward-looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

OVERVIEW

        The Company's consolidated revenues for the twelve months ended December 31, 2003 increased 11.9%, from $77,213,902 to $86,407,200. Although revenues increased at all subsidiaries, the greatest increase was at Countrywide, resulting primarily from the inclusion of the acquisition of Nationwide for a full twelve months of 2003 as opposed to only eight months in 2002 and to a significant increase in sales in the fencing product line. Overall gross profit decreased slightly as the increased volume, which typically improves margins, was more than offset by a less favorable product mix and the increase in cost of imported product due to the weakening of the U.S. dollar versus both the yen and euro. Profits improved overall, when comparing income before cumulative effect of change in accounting principle, from $2,862,851 to $3,362,949.

KEY INDICATORS

Economic Measures

        Key economic measures relevant to the Company include the cost of metals, especially various types of steel, aluminum and copper. Also important is the value of the dollar in relation to the Japanese yen, the New Taiwan dollar and, to a lesser extent, the euro, as the Company spends approximately $20 million in these currencies annually. Key elements for the demand for the Company's products include retail sales, housing starts, especially in the northeast and south, and the demand for capital goods.

        At the end of 2003, the Company experienced an increase in the cost of most types of steel and aluminum and products predominantly comprised of steel. This was first attributed to the tariffs imposed on imported steel, but more recently has been driven by excess demand in Asia. Most tariffs appear to have eased and, thus, should not impact the cost of steel going forward; however, it is unclear if or when the demand-driven price increase will dissipate. During 2003, the value of the U.S. dollar decreased in relation to both the euro and the Japanese yen. The decrease in the value of the dollar was approximately 16.6% in relation to the euro and approximately 10.1% in relation to the yen. The net weakening of the U.S. dollar against both the euro and the yen in 2003 resulted in an increase in the cost of imported product from Japan and Europe of approximately $600,000. Although there can be no certainty, the Company does not expect rates to return to the early 2003 levels in the next year.

        In 2003, retail sales improved over 2002, and strong housing demand continued in the south. Housing demand in the northeast remained sluggish. The demand for capital goods improved slightly in 2003. Any change in the trend for these indicators in 2004 will have an impact on results.

Operating Measures

        Key operating measures utilized by the Company to manage its operating segments are orders, sales, development projects pipeline, potential customer lists, inventory levels and productivity. These measures are recorded and monitored at various intervals, including daily, weekly and monthly. To the extent these measures are relevant, they are discussed in the detailed sections for each operating segment.

Financial Measures

        Key financial measures utilized by the Company to evaluate the results of its business include: sales, gross margin, selling, general and administrative expenses, earnings before interest, taxes and bonus, operating cash flows and capital expenditures, return on sales, return on assets, days sales outstanding and inventory turns. These measures are reviewed at monthly, quarterly and annual intervals and compared to historical periods as well as established objectives. To the extent that these measures are relevant, they are discussed in the detailed sections for each operating segment.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Certain of these accounting policies require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities, revenues and expenses. On an ongoing basis, the Company evaluates estimates, including those related to bad debts, inventory reserves, goodwill and intangible assets. The Company bases its estimates on historical data and experience, when available, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

        The Company's critical accounting policies include:

Allowance for Doubtful Accounts

        Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Analysis of customer history, financial data and the overall economic environment are performed. In addition, any balance outstanding for more than 90 days is compared to the accounts receivable reserve for adequacy. Collection agencies are also utilized.

        The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. The Company also records as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and the Company's assessment of the general financial conditions affecting its customer base. If actual collection experience changes, revisions to the allowance may be required. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in the credit worthiness of any of these customers could have a material affect on the Company's results of operations in the period in which such changes or events occur. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. Based on the information available, the Company believes that its allowance for doubtful accounts as of December 31, 2003 was adequate. However, actual write-offs might exceed the recorded allowance.

Inventories

        Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. The inventory balance, which includes materials, labor and manufacturing overhead costs, is recorded net of an allowance for obsolete or unmarketable inventory. Such allowance is based upon both historical experience and management's understanding of market conditions and forecasts of future product demand. In addition, items in inventory in excess of one year's usage are compared to the allowance for adequacy. If the actual amount of obsolete or unmarketable inventory significantly exceeds the estimated allowance, the Company's cost of sales, gross profit and net income would be significantly affected.

Goodwill and Other Intangible Assets

        The Company's operational policy for the assessment and measurement of any impairment in the value of goodwill and other intangible assets that is other than temporary is to evaluate at least annually, with the help of independent third-party appraisals, the recoverability and remaining life of its goodwill and other intangible assets to determine their fair value. The methodologies to be used to estimate fair value include the use of estimates and assumptions, including projected revenues, earnings and cash flows. If the fair value of any of these assets is determined to be less than its carrying value, the Company will reflect the impairment of any such assets through a reduction in its carrying value, in an amount equal to the excess of the carrying value of the asset over its appraised value.

        On a quarterly basis, the Company reviews changes in market conditions, among other factors, that could have a material impact on its estimates of fair value in order to reassess the carrying value of goodwill and other intangible assets. At December 31, 2003, no adjustment for impairment was deemed necessary.

IMPAIRMENT OF GOODWILL

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which requires that goodwill not be amortized, but tested annually for impairment. The Company adopted SFAS 142 as of January 1, 2002 and, in accordance therewith, ceased amortizing its goodwill as of that date.

        The Company had its goodwill tested for impairment, effective January 1, 2002, during the second quarter of 2002. The impairment tests performed required that the Company determine the fair market value of its reporting units for comparison to the carrying value of their net assets to assess whether any impairment existed. The methodologies used to estimate fair market value involved the use of estimates and assumptions, including projected revenues, earnings and cash flows.

        The Company's earnings forecast for Green, which reflected the extremely weak market conditions in the hydraulic cylinder business, resulted in the fair market value of Green's goodwill, as determined by an independent third-party appraiser, being lower than its carrying value as of December 31, 2001. Accordingly, in the quarter ended June 30, 2002, the Company recorded, retroactive to January 1, 2002, an after-tax impairment charge of approximately $3.2 million, which is reported as a cumulative effect of change in accounting principle resulting from the adoption of SFAS 142. The Company's annual impairment test done as of November 30, 2003 indicated that the fair values exceeded the carrying amounts.

ACQUISITION

        On May 3, 2002, Countrywide acquired all of the stock of Nationwide for approximately $10,452,000, plus an additional payment in 2002 for a working capital adjustment of approximately

$259,000. In addition to the cash paid at the closing, the Company is liable for contingent earnout payments to Nationwide's previous owner, in amounts equal to 30% of the excess of Nationwide's earnings, before amortization of intangible assets, interest and taxes, over $2,500,000, for each of the five twelve-month periods subsequent to the acquisition date. These contingent earnout payments have been and will be treated as additions to goodwill.

        As part of this acquisition, the Company has recorded goodwill of approximately $7,319,000 through December 31, 2003. During the year ended December 31, 2002, the Company recorded goodwill of approximately $6,968,000, including approximately $259,000 related to the working capital adjustment described above, approximately $561,000 related to acquisition costs and acquisition-related expenses, approximately $150,000 related to contingent earnout payments and approximately $972,000 related to a deferred tax liability associated with intangible assets that were part of the acquisition. During the year ended December 31, 2003, the Company recorded net additions to goodwill of approximately $351,000, related primarily to contingent earnout payments.

        Results of operations are included from the date of acquisition, reflecting only eight months in 2002.

        Countrywide conducts its business through Nationwide and through its Franklin division. The assets of Franklin were transferred from Embassy to Countrywide on December 30, 2002.

RESULTS OF OPERATIONS

2003 Compared to 2002

  Revenues

        Revenues for the years ended December 31, 2003 and 2002 were as follows:

Year ended December 31,	Consolidated	Pneumatic tools and related equipment	Hardware	Hydraulic cylinders and related equipment	Heating products
2003	$86,407,200	$45,121,611	$19,212,718	$12,387,005	$9,685,866

2002	$77,213,902	$42,459,567	$13,346,256	$12,107,485	$9,300,594

% increase	11.9%	6.3%	44.0%	2.3%	4.1%

        Revenues from pneumatic tools and related equipment increased due primarily to strong promotions of approximately $6,100,000 by two major retailers and an increased penetration in the automotive after-market of approximately $400,000, partially offset by price concessions at a significant customer, a base volume decrease of approximately $1,200,000 and lower industrial revenues of approximately $600,000. Contributing to the industrial segment decrease was the pending loss of a major customer, expected to occur in early 2004, that generated approximately $4,500,000 in revenues in 2003. Selling prices of pneumatic tools and related equipment were unchanged, with the exception of prices to a significant customer, which were substantially reduced early in the fourth quarter of 2002.

        Revenues from hardware increased due primarily to the inclusion of Nationwide for the entire year in 2003, as opposed to only eight months in 2002. Nationwide's revenues increased approximately $6,400,000, including an increase of approximately $4,000,000 from sales of fencing products. The increase at Nationwide was partially offset by a decrease in revenues of approximately $600,000 at Franklin, as a significant customer declared bankruptcy in the first quarter of 2003 and another significant customer reduced its ordering, because of its decreased volume, in the last three quarters of 2003. Selling prices of hardware products were unchanged. During 2004, the Company anticipates that increases in the price of steel will negatively impact its material costs. It is unclear to what extent, if any, these price increases can be passed on to customers.

        Revenues from hydraulic cylinders and related equipment increased primarily due to the Company's entry into a new market for log splitter cylinders. This increase was partially offset by an approximately 60% decrease in sales to the wrecker market, including the phasing out of a major customer in the first quarter of 2002, and decreased sales in the access product line driven by weakness in the capital goods market. Selling prices of hydraulic cylinders and related equipment were unchanged. During 2004, the Company anticipates that increases in the price of steel will negatively impact its material costs. It is unclear to what extent, if any, these price increases can be passed on to customers.

        Revenues from heating products increased due primarily to increased boiler and radiant sales in the second half of 2003, reflecting continued market penetration with these newer product lines, and increased baseboard sales, resulting from strong housing starts in the northwest. In addition, in 2002, several large customers reorganized their distribution methods, which allowed their inventory levels to fall to exceptionally low levels, and these levels were returned to normal in 2003, affecting all product lines within this segment. Selling prices of heating products were unchanged, with the exception of a modest price increase for baseboard products during the second quarter of 2003. During 2004, the Company anticipates that increases in the price of steel will negatively impact its material costs. It is unclear to what extent, if any, these price increases can be passed on to customers.

  Gross Profit

        Gross profits for the years ended December 31, 2003 and 2002 were as follows:

Year ended December 31,	Consolidated	Pneumatic tools and related equipment	Hardware	Hydraulic cylinders and related equipment	Heating products
2003	$26,150,003	$15,289,948	$6,621,836	$1,216,241	$3,021,978

	30.3%	33.9%	34.5%	9.8%	31.2%

2002	$23,468,693	$14,996,013	$4,375,892	$1,205,269	$2,891,519

	30.4%	35.3%	32.8%	10.0%	31.1%

        The decrease in the gross profit percentage from pneumatic tools and related equipment was due primarily to the lower-margin promotional sales noted above, the impact of the price concessions effective in the fourth quarter of 2002 also noted above and the weakness of the U.S. dollar in relation to the Japanese yen, partially offset by productivity improvements and cost reductions from suppliers. The increase in the gross profit percentage from hardware products was due primarily to the inclusion of Nationwide's higher margin OEM business for all of 2003, as opposed to only eight months in 2002, a more favorable product mix and cost savings in material purchases and labor productivity. The decrease in the gross profit percentage from hydraulic cylinders and related equipment was due primarily to decreased access sales noted above, which reduced coverage of fixed expenses, and an increase in sales of imported products that were at lower margins. The increase in the gross profit percentage from heating equipment was due primarily to improved overhead absorption and labor efficiency for baseboard products, partially offset by lower radiant margins resulting principally from the weakening of the U.S. dollar in relation to the euro.

  Selling, General and Administrative Expenses

        Consolidated selling, general and administrative expenses increased 10.2%, from $18,184,531 to $20,043,364, due primarily to increased costs associated with the 11.9% increase in revenues noted above, increases in marketing support and expenses related to promotional sales at Florida Pneumatic and, to a lesser extent, to increased compensation tied to higher profitability and increases related to additional reporting and control requirements. These increases were partially offset by substantial decreases resulting from cost-cutting efforts in all of the segments. As a percentage of revenues, selling, general and administrative expenses decreased from 23.6% to 23.2%, due primarily to the increase in revenues.

  Interest—Net

        Net interest expense decreased from $741,311 to $726,690, due primarily to lower interest rates on the Company's borrowings under both its revolving credit and term loan facilities, as well as on a refinanced mortgage. Average borrowings under the Company's term loan facility, which resulted from the acquisition of Nationwide on May 3, 2002, were lower in 2003 than in 2002, but these amounts were outstanding for all of 2003, as opposed to only eight months in 2002. Partially offsetting the overall decrease was an increase in 2003 over 2002 in the average borrowings under the Company's revolving credit loan facility.

  Taxes on Income

        The effective tax rates for the years ended December 31, 2003 and 2002 were 37.5% and 37.0%, respectively. See Note 9 of the Notes to Consolidated Financial Statements.

2002 Compared to 2001

  Revenues

        Revenues for the years ended December 31, 2002 and 2001 were as follows:

Year ended December 31,	Consolidated	Pneumatic tools and related equipment	Hardware	Hydraulic cylinders and related equipment	Heating products
2002	$77,213,902	$42,459,567	$13,346,256	$12,107,485	$9,300,594

2001	$67,195,912	$38,359,690	$4,673,604	$14,377,036	$9,785,582

% increase (decrease)	14.9%	10.7%	185.6%	(15.8)%	(5.0)%

        Revenues from pneumatic tools and related equipment increased due primarily to large fall promotions at two major customers and increased sales in the industrial and automotive businesses, which were partially offset by lower commission revenues. Selling prices of pneumatic tools and related equipment were unchanged from 2001, with the exception of prices to one significant customer, which were substantially reduced at the start of the third quarter of 2001, and prices to another significant customer, which were substantially reduced early in the fourth quarter of 2002.

        Revenues from hardware products increased due primarily to the acquisition of Nationwide, which had revenues of approximately $8,000,000 in 2002, and strong results at Franklin, which benefited from the addition of two customers in the fourth quarter of 2001. Selling prices of hardware products were unchanged from 2001.

        Revenues from hydraulic cylinders and related equipment decreased due primarily to the phasing out of a major customer in the first quarter of 2002 and continued depressed market conditions, which were partially offset by increased sales in the access and agricultural product lines. Selling prices of hydraulic cylinders and related equipment were virtually unchanged from 2001.

        Revenues from heating products decreased due primarily to the loss of a major customer in the first quarter of 2002. Selling prices of heating products were unchanged from 2001.

  Gross Profit

        Gross profits for the years ended December 31, 2002 and 2001 were as follows:

Year ended December 31,	Consolidated	Pneumatic tools and related equipment	Hardware	Hydraulic cylinders and related equipment	Heating products
2002	$23,468,693	$14,996,013	$4,375,892	$1,205,269	$2,891,519

	30.4%	35.3%	32.8%	10.0%	31.1%

2001	$20,161,447	$14,117,199	$1,298,977	$1,421,658	$3,323,613

	30.0%	36.8%	27.8%	9.9%	34.0%

        Gross profit from pneumatic tools and related equipment decreased due primarily to the lower-margin promotional sales noted above and a price reduction to a major customer at the start of the second half of 2001, which was partially offset by productivity improvements and a weaker yen. Gross profit from hardware products increased due primarily to the addition of Nationwide's higher margin OEM business, which is now included in the product mix. Gross profit from hydraulic cylinders and related equipment increased due primarily to a shift in product mix. Gross profit from heating products decreased due primarily to the decrease in revenues, which reduced coverage of fixed expenses, and, to a lesser extent, to new product start-up costs incurred.

  Selling, General and Administrative Expenses

        Consolidated selling, general and administrative expenses increased 10.3%, from $16,492,976 to $18,184,531, due primarily to the addition of approximately $1,340,000 of these expenses at Nationwide, and, to a lesser extent, to increased compensation tied to higher profitability and increases related to additional reporting and control requirements, principally in the fourth quarter. These increases were partially offset by a decrease of approximately $500,000 that resulted from cost cutting efforts in all of the segments. As a percentage of revenues, selling, general and administrative expenses decreased from 24.5% to 23.6%, due primarily to the increase in revenues.

  Interest—Net

        Net interest expense decreased 7.0%, from $796,663 to $741,311, due primarily to decreases in both the average outstanding balance of the Company's revolver borrowings and the average rate on these borrowings. The overall decrease was net of increased borrowings to finance the Nationwide acquisition.

  Taxes on Income

        The effective tax rates for the years ended December 31, 2002 and 2001 were 37.0% and 36.9%, respectively. See Note 9 of the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash flows from operations are cyclical, with the greatest demand in the second and third quarters followed by positive cash flows in the fourth quarter as receivables and inventory trend down. Due to its strong asset base and predictable cash flows, the Company has access to substantial additional capital, if and when needed, based on favorable banking relationships. The Company monitors average days sales outstanding, inventory turns and capital expenditures to project liquidity needs and evaluate return on assets employed.

        The Company gauges its liquidity and financial stability by the measurements shown in the following table (dollar amounts in thousands):

	December 31,
	2003	2002	2001
Working Capital	$20,960	$19,779	$21,010
Current Ratio	2.72 to 1	2.49 to 1	3.71 to 1
Shareholders' Equity	$36,978	$33,823	$34,228

        Cash decreased 79.2%, or $.8 million, from $1.0 million as of December 31, 2002 to $.2 million as of December 31, 2003. The Company's debt levels decreased from $17.5 million at December 31, 2002 to $13.2 million at December 31, 2003. Total percent of debt to total capitalization decreased from 51.7% at December 31, 2002 to 35.8% at December 31, 2003.

        On May 3, 2002, Countrywide acquired all of the stock of Nationwide for approximately $10,452,000, plus an additional payment in 2002 for a working capital adjustment of approximately $259,000. In addition to the cash paid at the closing, the Company is liable for contingent earnout payments to Nationwide's previous owner, in amounts equal to 30% of the excess of Nationwide's earnings, before amortization of intangible assets, interest and taxes, over $2,500,000, for each of the five twelve-month periods subsequent to the acquisition date. These contingent earnout payments have been and will be treated as additions to goodwill.

        As part of this acquisition, the Company has recorded goodwill of approximately $7,319,000 through December 31, 2003. During the year ended December 31, 2002, the Company recorded goodwill of approximately $6,968,000, including approximately $259,000 related to the working capital adjustment described above, approximately $561,000 related to acquisition costs and acquisition-related expenses, approximately $150,000 related to contingent earnout payments and approximately $972,000 related to a deferred tax liability associated with intangible assets that were part of the acquisition. During the year ended December 31, 2003, the Company recorded net additions to goodwill of approximately $351,000, related primarily to contingent earnout payments.

        On May 24, 2002, in connection with the acquisition of Nationwide, Countrywide also purchased for $2,500,000 the real property and the improvements thereon in which Nationwide conducts its business. This purchase was financed primarily through a mortgage loan, in the amount of $2,024,000, from a bank.

        The amounts included in the following analysis of changes in liquidity and capital resources are net of amounts related to the acquisition of Nationwide. For the 2001 comparisons, Franklin was included with Embassy, as discussed below.

        During 2003, gross accounts receivable increased by approximately $1,031,000, with increases of approximately $501,000, $263,000, $156,000 and $111,000 at Florida Pneumatic, Embassy, Green and Countrywide, respectively. The increase at Florida Pneumatic was due primarily to an increase in sales in the fourth quarter of 2003, along with extended terms on some retail promotional sales. The increase at Embassy was due primarily to the timing of sales. The increases at Green and Countrywide were due primarily to increases in sales in the fourth quarter of 2003, compared to the fourth quarter of 2002.

        Inventories decreased by approximately $825,000 during 2003, with decreases of approximately $994,000 and $336,000 at Countrywide and Embassy, respectively, partially offset by increases of approximately $408,000 and $97,000 at Florida Pneumatic and Green, respectively. The decrease at Countrywide was due primarily to improved inventory turnover and, for its Franklin division, more efficient ordering levels. The decrease at Embassy was due primarily to the timing of radiant and boiler inventory receipts. The increase at Florida Pneumatic was the result of timing of inventory receipts and a decrease in base revenues. The increase at Green was due primarily to an increase in raw material inventory for cylinder production.

        The decrease in cash and inventories were the primary factors in the decrease of $1,500,000 in short-term borrowings in 2003.

        During 2003, accounts payable increased by approximately $442,000, with an increase of approximately $643,000 at Florida Pneumatic, partially offset by decreases of $109,000, $73,000 and $19,000 at Green, Countrywide and Embassy, respectively. The increase at Florida Pneumatic was due primarily to the timing payments. The decreases at Green and Countrywide were due primarily to the timing of payments. The decrease at Embassy was due primarily to the timing of purchases.

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

        On June 30, 2003, the Company renewed its credit agreement, as amended, with Citibank through July 26, 2004. This agreement provides the Company with various credit facilities, including revolving credit loans, term loans for acquisitions and a foreign exchange line. The credit agreement is subject to annual review by Citibank.

        The revolving credit loan facility provides a maximum of $12,000,000, with various sublimits, for direct borrowings, letters of credit, bankers' acceptances and equipment loans. There are no commitment fees for any unused portion of this credit facility. At December 31, 2003, there was

$3,000,000 outstanding against the revolving credit loan facility. There was also a commitment of approximately $36,000 at December 31, 2003 for open letters of credit.

        The term loan facility provides a maximum commitment of $15,000,000 to finance acquisitions subject to the lending bank's approval. There are no commitment fees for any unused portion of this credit facility. The Company borrowed $11,500,000 against this facility to finance the acquisition of Nationwide. At December 31, 2003, there was $5,250,000 outstanding against the term loan facility. There was also a standby letter of credit totaling approximately $351,000 outstanding against this facility at December 31, 2003. This standby letter of credit was used to secure the Economic Development Revenue Bond assumed as part of the acquisition of Green.

        The foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding at December 31, 2003, based on the spot rate, was approximately $1,456,000.

        Under its credit agreement, the Company is required to adhere to certain financial covenants. At December 31, 2003, and for the year then ended, the Company satisfied all of these covenants.

        Certain of the Company's mortgage agreements also require the Company to adhere to certain financial covenants. At December 31, 2003, and for the year then ended, the Company satisfied all of these covenants.

        Capital spending was approximately $979,000, $3,943,000 and $944,000 in 2003, 2002 and 2001, respectively, which amounts were provided from working capital. Capital expenditures for 2004 are expected to be approximately $1,600,000, some of which may be financed through the Company's credit facilities. Included in the expected total for 2004 are capital expenditures relating to new products, expansion of existing product lines and replacement of equipment.

        Cash provided by operating activities for 2003, 2002 and 2001 was approximately $4,972,000, $5,786,000 and $8,923,000, respectively. The Company believes that cash on hand derived from operations and cash available through borrowings under its credit facilities will be sufficient to allow the Company to meet its foreseeable working capital needs.

        During the third quarter of 2003, Florida Pneumatic was informed by its third largest customer that it will be sourcing from a new supplier in early 2004. Sales to this customer for 2003 were approximately $4.5 million. The Company believes that retaining this customer would have required either eliminating all profit margins or converting to an inferior product, which management felt was not in the best long-term interests of the Company.

OFF-BALANCE SHEET ARRANGEMENTS

        The Company's foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The Company has not purchased forward contracts on New Taiwan dollars or euros. The total amount of foreign currency forward contracts outstanding at December 31, 2003, based on the spot rate, was approximately $1,456,000.

        The Company, through Florida Pneumatic, imports a significant amount of its purchases from Japan, with payment due in Japanese yen. As a result, the Company is subject to the effects of foreign currency exchange fluctuations. The Company uses a variety of techniques to protect itself from any adverse effects from these fluctuations, including increasing its selling prices, obtaining price reductions from its overseas suppliers, using alternative supplier sources and entering into foreign currency forward contracts. The increase in the strength of the Japanese yen versus the U.S. dollar from 2002 to 2003 had a negative effect on the Company's results of operations and its financial position. Since

December 31, 2003, the relative value of the U.S dollar in relation to the Japanese yen has increased. There can be no assurance as to the future trend of this value. See "Item 7A. Quantitative and Qualitative Disclosure About Market Risk."

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

        At December 31, 2003, the Company had certain contractual cash obligations and other commercial commitments, as set forth in the following tables:

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Long-term debt	$10,249,537	$1,526,213	$2,714,820	$2,748,316	$3,260,188
Short-term borrowings	3,000,000	3,000,000	—	—	—
Employment agreement	4,032,000	820,000	1,640,000	1,572,000	—

Total contractual cash obligations	$17,281,537	$5,346,213	$4,354,820	$4,320,316	$3,260,188

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Purchase commitments	$10,130,000	$10,130,000	$—	$—	$—

Standby letter of credit	$351,000	$351,000	$—	$—	$—

NEW ACCOUNTING PRONOUNCEMENTS

        In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"), which eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30, "Reporting Results of Operations." The provisions of SFAS 145 related to the recission of Statement 4 are effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS 145 as of January 1, 2003. In January 2003, the Company recorded a loss of approximately $84,000, included in selling, general and administrative expenses, that resulted from the refinancing of a mortgage.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The principal difference between SFAS 146 and EITF 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability was recognized at the date of an entity's commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company did not have any exit or disposal activities since the adoption of SFAS 146.

        In June 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends SFAS 133 and certain other FASB standards for decisions made by the FASB as part of the Derivatives Implementation Group process. Among other changes, FASB 149 clarifies the definition of a derivative financial instrument. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The provisions of SFAS 149 that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective dates. In addition, certain provisions of SFAS 149 that apply to forward purchases or sales of when-issued securities or other securities that do no yet exist are applicable to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS 149 had no impact on either the Company's results of operations or its financial position.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," ("SFAS 150") that establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 had no impact on either the Company's results of operations or its financial position.

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, ("FIN 46") "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective February 1, 2003 for variable interest entities created after January 31, 2003, and July 1, 2003 for variable interest entities created prior to February 1, 2003 (deferred until the first quarter of 2004). The Company does not expect the adoption of FIN 46 to have a material impact on either its results of operations or its financial position.

        In May 2003, the Emerging Issues Task Force ("EITF"), issued EITF Issue No, 00-21 "Revenue Arrangements with Multiple Deliverables" ("Issue 00-21"). Issue 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue generating activities and how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. Issue 00-21 became effective for revenue arrangements entered into in fiscal periods after June 15, 2003. The adoption of Issue 00-21 did not have a material effect on either the Company's results of operations or its financial position.

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

        The Company accounts for changes in the fair value of its foreign currency contracts by marking them to market and recognizing any resulting gains or losses through its statement of operations. The Company also marks its yen-denominated payables to market, recognizing any resulting gains or losses in its statement of operations. At December 31, 2003, the Company had foreign currency forward contracts, maturing in 2004, to purchase Japanese yen at contracted forward rates. The value of these contracts at December 31, 2003 was approximately $1,456,000, which was the approximate value of the Company's yen-denominated accounts payable. During the year ended December 31, 2003, the Company recorded a net realized gain of approximately $105,000 on foreign currency transactions. During the years ended December 31, 2002 and 2001, the Company recorded net realized losses of approximately $120,000 and $55,000, respectively, on foreign currency transactions. At December 31, 2003, the Company had no material unrealized gains or losses on foreign currency transactions.

        The potential loss in value of the Company's net investment in foreign currency forward contracts resulting from a hypothetical 10 percent adverse change in foreign currency exchange rates at December 31, 2003 was approximately $162,000. For further information, see Note 1 of the Notes to the Consolidated Financial Statements.

ITEM 8.    Financial Statements And Supplementary Data

P & F INDUSTRIES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

Page
Report of Independent Certified Public Accountants	21
Consolidated Balance Sheets as of December 31, 2003 and 2002	22
Consolidated Statements of Operations for each of the three years ended December 31, 2003, 2002 and 2001	23
Consolidated Statements of Shareholders' Equity for each of the three years ended December 31, 2003, 2002 and 2001	24
Consolidated Statements of Cash Flows for each of the three years ended December 31, 2003, 2002 and 2001	25 - 26
Notes to Consolidated Financial Statements	27 - 50
Schedule II—Valuation and Qualifying Accounts for each of the three years ended December 31, 2003, 2002 and 2001	54

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
and the Shareholders of
P & F Industries, Inc.
Farmingdale, New York

        We have audited the accompanying consolidated balance sheets of P & F Industries, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. We have also audited the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of P & F Industries, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Notes 1 and 11 to the consolidated financial statements, on January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets."

        Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/  BDO SEIDMAN, LLP

New York, New York
March 5, 2004

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
CURRENT:
Cash	$213,409	$1,024,222
Accounts receivable, net (Notes 2, 5 and 13)	11,921,846	10,864,261
Inventories (Notes 3 and 5)	18,755,061	19,580,073
Deferred income taxes—net (Note 9)	789,000	485,000
Prepaid expenses and other	1,456,188	1,080,313

TOTAL CURRENT ASSETS	33,135,504	33,033,869

PROPERTY AND EQUIPMENT (Notes 5 and 6):
Land	1,582,938	1,582,938
Buildings and improvements	9,035,412	8,811,117
Machinery and equipment	14,962,867	14,514,353

	25,581,217	24,908,408
Less accumulated depreciation and amortization	12,840,367	11,409,203

NET PROPERTY AND EQUIPMENT	12,740,850	13,499,205

GOODWILL, net (Notes 10 and 11)	10,561,703	10,210,621
OTHER INTANGIBLE ASSETS, net (Notes 10 and 11)	1,773,333	2,305,333
OTHER ASSETS, net of accumulated amortization of $178,210 and $180,858	120,534	118,528

TOTAL ASSETS	$58,331,924	$59,167,556

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Short-term borrowings (Note 5)	$3,000,000	$4,500,000
Accounts payable	3,302,185	2,860,271
Accruals:
Compensation	1,730,180	2,112,377
Other (Note 4)	2,616,691	2,379,962
Current maturities of long-term debt (Note 6)	1,526,213	1,402,547

TOTAL CURRENT LIABILITIES	12,175,269	13,255,157
LONG-TERM DEBT, less current maturities (Note 6)	8,723,324	11,591,989
DEFERRED INCOME TAXES—net (Note 9)	455,000	497,000

TOTAL LIABILITIES	21,353,593	25,344,146

COMMITMENTS AND CONTINGENCIES (Notes 5, 6, 10 and 12)
SHAREHOLDERS' EQUITY (Notes 7 and 8):
Preferred stock—$10 par; authorized—2,000,000 shares; no shares outstanding.	—	—
Common Stock:
Class A—$1 par; authorized—7,000,000 shares; issued—3,735,367 and 3,690,367 shares	3,735,367	3,690,367
Class B—$1 par; authorized—2,000,000 shares; no shares issued or outstanding	—	—
Additional paid-in capital	8,609,840	8,540,528
Retained earnings	26,359,965	22,997,016
Treasury stock, at cost (223,736 shares and 176,045 shares)	(1,726,841)	(1,404,501)

TOTAL SHAREHOLDERS' EQUITY	36,978,331	33,823,410

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$58,331,924	$59,167,556

See accompanying notes to consolidated financial statements.

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2002	2001
REVENUES (Note 13):
Net sales	$85,929,952	$76,538,798	$65,821,131
Other	477,248	675,104	1,374,781

	86,407,200	77,213,902	67,195,912

COSTS AND EXPENSES:
Cost of sales	60,257,197	53,745,209	47,034,465
Selling, general and administrative	20,043,364	18,184,531	16,492,976
Interest—net	726,690	741,311	796,663

	81,027,251	72,671,051	64,324,104

INCOME BEFORE TAXES ON INCOME AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	5,379,949	4,542,851	2,871,808
TAXES ON INCOME (Note 9)	2,017,000	1,680,000	1,059,000

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	3,362,949	2,862,851	1,812,808
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAXES OF $1,668,000 (Note 11)	—	(3,239,118)	—

NET INCOME (LOSS)	$3,362,949	($376,267)	$1,812,808

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 15):
BASIC	3,506,820	3,512,057	3,553,930

DILUTED	3,589,739	3,580,872	3,627,660

EARNINGS (LOSS) PER SHARE OF COMMON STOCK (NOTE 15):
BASIC:
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$.96	$.82	$.51
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAXES	—	(.93)	—

NET INCOME (LOSS)	$.96	($.11)	$.51

DILUTED:
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$.94	$.80	$.50
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAXES	—	(.91)	—

NET INCOME (LOSS)	$.94	($.11)	$.50

See accompanying notes to consolidated financial statements

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

		Class A Common Stock $1 Par
						Treasury Stock
Years Ended December 31, 2003, 2002 and 2001				Additional Paid-in Capital	Retained Earnings
	Total	Shares	Amount			Shares	Amount
Balance, January 1, 2001	$32,992,134	3,677,593	$3,677,593	$8,464,139	$21,560,475	(72,185)	$(710,073)
Net income for the year ended December 31, 2001	1,812,808	—	—	—	1,812,808	—	—
Purchase of Class A Common Stock (Note 7)	(577,092)	—	—	—	—	(85,260)	(577,092)

Balance, December 31, 2001	34,227,850	3,677,593	3,677,593	8,464,139	23,373,283	(157,445)	(1,287,165)
Net loss for the year ended December 31, 2002	(376,267)	—	—	—	(376,267)	—	—
Issuance of Class A Common Stock (Note 7)	89,163	12,774	12,774	76,389	—	—	—
Purchase of Class A Common Stock (Note 7)	(117,336)	—	—	—	—	(18,600)	(117,336)

Balance, December 31, 2002	33,823,410	3,690,367	3,690,367	8,540,528	22,997,016	(176,045)	(1,404,501)
Net income for the year ended December 31, 2003	3,362,949	—	—	—	3,362,949	—	—
Issuance of Class A Common Stock upon exercise of stock options (Note 8)	114,312	45,000	45,000	69,312	—	—	—
Purchase of Class A Common Stock (Note 7)	(322,340)	—	—	—	—	(47,691)	(322,340)

Balance, December 31, 2003	$36,978,331	3,735,367	$3,735,367	$8,609,840	$26,359,965	(223,736)	$(1,726,841)

See accompanying notes to consolidated financial statements.

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,362,949	$(376,267)	$1,812,808

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting for goodwill, net of taxes	—	3,239,118	—
Depreciation and amortization	1,702,816	1,568,766	1,418,119
Amortization of goodwill	—	—	324,436
Amortization of other intangibles and other assets	553,019	375,476	17,179
Provision for losses on accounts receivable—net	(26,367)	(90,116)	(92,012)
Deferred income taxes—net	(346,000)	(52,000)	18,000
Issuance of Class A Common Stock as compensation	—	89,163	—
Loss (gain) on disposal of fixed assets	34,362	32,162	(63)
Decrease (increase), net of acquisition in 2002 of Nationwide Industries, Inc., in:
Accounts receivable	(1,031,218)	88,187	830,911
Inventories	825,012	518,656	6,195,765
Prepaid expenses and other	(375,875)	(352,979)	39,010
Other assets	(23,025)	(36,722)	51,309
Increase (decrease), net of acquisition in 2002 of Nationwide Industries, Inc., in:
Accounts payable	441,914	319,021	(1,196,101)
Accruals	(145,468)	463,579	(496,312)

Total adjustments	1,609,170	6,162,311	7,110,241

Net cash provided by operating activities	4,972,119	5,786,044	8,923,049

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(979,323)	(3,943,238)	(943,853)
Payments for acquisition of product line	—	(848,064)	—
Payments for acquisition of Nationwide Industries, Inc., net of $2,920 cash acquired	—	(10,448,794)	—
Additional payments for purchase of Nationwide Industries, Inc.	(351,082)	—	—
Payments for acquisition—related expenses	—	(1,113,939)	—
Proceeds from sale of fixed assets	500	4,200	13,905

Net cash used in investing activities	(1,329,905)	(16,349,835)	(929,948)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	9,500,000	5,000,000	3,500,000
Repayments of short-term borrowings	(11,000,000)	(2,935,000)	(10,500,000)
Proceeds from mortgage	1,697,301	2,024,000	—
Proceeds from term loan	—	11,500,000	—
Principal payments on long-term debt	(4,442,300)	(4,391,484)	(296,598)
Proceeds from exercise of stock options	114,312	—	—
Purchase of Class A Common Stock	(322,340)	(117,336)	(577,092)

Net cash (used in) provided by financing activities	(4,453,027)	11,080,180	(7,873,690)

NET (DECREASE) INCREASE IN CASH	(810,813)	516,389	119,411
CASH AT BEGINNING OF YEAR	1,024,222	507,833	388,422

CASH AT END OF YEAR	$213,409	$1,024,222	$507,833

Supplemental disclosures of cash flow information:

        Cash paid for:

	Year Ended December 31,
	2003	2002	2001
Interest	$745,616	$705,167	$859,677

Income taxes	$2,508,801	$1,833,141	$1,122,256

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

Basis of Financial Statement Presentation

        The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Certain of these accounting policies require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates estimates, including those related to bad debts, inventory reserves, goodwill and intangible assets. The Company bases its estimates on historical data and experience, when available, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Reclassification

        Certain prior year amounts have been reclassified to conform with the current year's presentation.

Revenue Recognition

        The Company records revenues upon shipment with related risks and title passing to the customers. Estimates of losses for bad debts, returns and other allowances are recorded at the time of the sale.

Shipping and Handling Costs

        The Company generally does not bill customers for shipping and handling costs. Expenses for shipping and handling costs are included in selling, general and administrative expenses, and totaled approximately $1,346,000, $1,206,000 and $995,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Financial Instruments

        The carrying amounts of financial instruments, including cash, accounts receivable, accounts payable and short-term debt, approximated fair value as of December 31, 2003 and 2002 because of the relatively short-term maturity of these instruments. The carrying value of long-term debt approximated fair value as of December 31, 2003 and 2002, based upon quoted market prices for the same or similar debt issues, with the exception of a fixed rate mortgage with a balance of approximately $1,700,000 as of December 31, 2002. Using interest rates as of December 31, 2002, the fair value of this mortgage would have been approximately $1,960,000. This mortgage was refinanced in January 2003. This new mortgage bears interest at a variable rate that more closely approximates the current interest rate.

Allowance for Doubtful Accounts

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

        Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. The Company also records additional allowances based on certain percentages of aged receivables, based on historical experience and the Company's assessment of the general financial conditions affecting its customer base. If actual collections experience changes, revisions to the allowance may be required. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in the credit worthiness of any of these customers or any other matters affecting the collectibility of amounts due from such customers could have a material affect on the Company's results of operations in the period in which such changes or events occur. After all reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes that its allowance for doubtful accounts as of December 31, 2003 was adequate. However, actual write-offs might exceed the recorded allowance.

Credit Risk

        Financial instruments that potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its cash in overnight money market instruments with high quality financial institutions, which, by policy, limit the amount of credit exposure in any one financial instrument.

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

Long-Lived Assets

        The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying value of any of these assets may not be recoverable. In that regard, the Company will assess the recoverability of such assets based upon estimated undiscounted cash flow forecasts. If an asset impairment is identified the asset is written down to fair value based on discounted cash flow or another fair value measure.

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

Stock-Based Compensation

        In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock Based Compensation-

Transition and Disclosure" ("SFAS 148"), which was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amended the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

        The Company accounts for its stock option awards to its employees under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied, as required by SFAS 123.

        SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for its incentive stock option plan had been determined in accordance with the fair value method prescribed by SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions for options granted in 2002; no dividends paid; expected volatility of 56.9%; risk-free interest rate of 4.3%; and expected life of 8.5 years. No options were granted in either 2003 or 2001.

        The weighted-average fair value of options for which the exercise price equaled the market price on the grant date was $4.20 in 2002. The weighted-average fair value of options for which the exercise price exceeded the market price on the grant date was $3.07 in 2002.

        Under the provisions of SFAS 123, the Company's net income (loss) and its basic and diluted earnings (loss) per share would have changed to the pro forma amounts indicated below:

	Year Ended December 31,
	2003	2002	2001
Net income (loss) as reported	$3,362,949	$(376,267)	$1,812,808
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	56,172	—
Deduct: Total stock-based employee compensation expense determined under fair value method, net of related tax effects	—	(593,100)	—

Pro forma net income (loss)	$3,362,949	$(913,195)	$1,812,808

Basic earnings (loss) per share:
As reported	$.96	$(.11)	$.51
Pro forma	$.96	$(.26)	$.51
Diluted earnings (loss) per share:
As reported	$.94	$(.11)	$.50
Pro forma	$.94	$(.26)	$.50

Treasury Stock

        Treasury stock is recorded at net acquisition cost. Gains and losses on disposition are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings.

Derivative Financial Instruments

        The Company uses derivatives to reduce its exposure to fluctuations in foreign currencies, principally Japanese yen. Derivative products, specifically foreign currency forward contracts, are used to hedge the foreign currency market exposures underlying certain debt and forecasted transactions with foreign vendors. The Company does not enter into such contracts for speculative purposes.

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

        The Company accounts for changes in the fair value of its foreign currency contracts by marking them to market and recognizing any resulting gains or losses through its statement of operations. The Company also marks its yen-denominated payables to market, recognizing any resulting gains or losses in its statement of operations. At December 31, 2003, the Company had foreign currency forward contracts, maturing in 2004, to purchase Japanese yen at contracted forward rates. The value of these contracts at December 31, 2003 was approximately $1,456,000, which was the approximate value of the Company's yen-denominated accounts payable. During the year ended December 31, 2003, the Company recorded a net realized gain of approximately $105,000 on foreign currency transactions. During the years ended December 31, 2002 and 2001, the Company recorded net realized losses of approximately $120,000 and $55,000, respectively, on foreign currency transactions. At December 31, 2003, the Company had no material unrealized gains or losses on foreign currency transactions.

New Accounting Pronouncements

        In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"), which eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30, "Reporting Results of Operations." The provisions of SFAS 145 related to the recission of Statement 4 are effective for fiscal years beginning after May 15,

2002. The Company adopted SFAS 145 as of January 1, 2003. In January 2003, the Company recorded a loss of approximately $84,000, included in selling, general and administrative expenses, that resulted from the refinancing of a mortgage.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The principal difference between SFAS 146 and EITF 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability was recognized at the date of an entity's commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company did not have any exit or disposal activities since the adoption of SFAS 146.

        In June 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends SFAS 133 and certain other FASB standards for decisions made by the FASB as part of the Derivatives Implementation Group process. Among other changes, FASB 149 clarifies the definition of a derivative financial instrument. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The provisions of SFAS 149 that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with their respective dates. In addition, certain provisions of SFAS 149 that apply to forward purchases or sales of when-issued securities or other securities that do no yet exist are applicable to both existing contracts and new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 had no impact on either the Company's results of operations or its financial position.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," ("SFAS 150") that establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 had no impact on the Company's results of operations or financial position.

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, ("FIN 46") "Consolidation of Variable Interest Entities." This Interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective February 1, 2003 for variable interest entities created after January 31, 2003, and July 1, 2003 for variable interest entities created prior to February 1, 2003 (deferred until the first quarter of 2004). The Company does not expect the adoption of FIN 46 to have a material impact on either its results of operations or its financial position.

        In May 2003, the Emerging Issues Task Force ("EITF"), issued EITF Issue No, 00-21 "Revenue Arrangements with Multiple Deliverables" ("Issue 00-21"). Issue 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue generating activities and how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. Issue 00-21 became effective for revenue arrangements entered into in fiscal periods after June 15, 2003. The adoption of Issue 00-21 did not have a material effect on either the Company's results of operations or its financial position.

NOTE 2—ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

        Accounts receivables consist of:

	December 31,
	2003	2002
Trade accounts receivables	$12,249,920	$11,218,702
Allowance for doubtful accounts	(328,074)	(354,441)

Net accounts receivable	$11,921,846	$10,864,261

NOTE 3—INVENTORIES

        Inventories consist of:

	December 31,
	2003	2002
Raw material	$3,521,478	$3,566,161
Work in process	723,728	754,857
Finished goods	14,509,855	15,259,055

	$18,755,061	$19,580,073

NOTE 4—WARRANTY LIABILITY

        Changes in the Company's warranty liability, included in other accrued liabilities, for the years ended December 31, 2003 and December 31, 2002 were as follows:

	Year Ended December 31,
	2003	2002
Balance, beginning of year	$186,513	$198,384
Warranties issued and changes in estimated pre-existing warranties	241,491	296,192
Actual warranty costs incurred	(217,015)	(308,063)

Balance, end of year	$210,989	$186,513

NOTE 5—SHORT-TERM BORROWINGS

        The Company's credit agreement with a bank includes a revolving credit loan facility, which provides a total of $12,000,000, with various sublimits, for direct borrowings, letters of credit, bankers' acceptances and equipment loans. There are no commitment fees for any unused portion of this credit facility. At December 31, 2003, there was $3,000,000 outstanding against the revolving credit loan facility. There was also a commitment of approximately $36,000 at December 31, 2003 for open letters of credit.

        Direct borrowings under the Company's revolving credit loan facility are secured by the Company's accounts receivable, inventory and equipment and are cross-guaranteed by each of the Company's subsidiaries. These borrowings bear interest at either the prime interest rate or LIBOR plus 1.6%. The prime interest rate at December 31, 2003 was 4.0% and LIBOR was approximately 1.2%. The prime interest rate at December 31, 2002 was 4.25% and LIBOR was approximately 1.4%.

        The credit agreement also includes a foreign exchange line, which provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding at December 31, 2003, based on the spot rate, was approximately $1,456,000.

        Under the terms of the Company's credit agreement, the Company is required to adhere to certain financial covenants. At December 31, 2003, and for the year then ended, the Company satisfied all of these covenants.

        The credit agreement expires in July 2004 and is subject to annual review by the lending bank. The credit agreement also includes a term loan facility, as described in Note 6.

NOTE 6—LONG-TERM DEBT

        Long-term debt consists of:

	December 31,
	2003	2002
Term loan—payments of interest only are due monthly through May 2003. Principal amount outstanding at June 1, 2003 to be paid in equal quarterly installments (plus interest at LIBOR plus 175 basis points) from June 2003 through March 2009	$5,250,000	$7,500,000
Mortgage loan—$11,244 (plus interest at LIBOR plus 155 basis points) payable monthly through May 2009, when a final payment of approximately $1,090,000 is due(a)	1,810,356	1,945,289
Mortgage loan—$9,429 (plus interest at LIBOR plus 155 basis points) payable monthly through January 2010, when a final payment of approximately $915,000 is due(a)	1,593,577	—
Mortgage loan—$17,438 (including interest at 8.16%) payable monthly through May 2006(c)	—	1,697,282
Mortgage loan—$16,388 (including interest at 7.09%) payable monthly through March 2014(a)	1,415,604	1,506,965
Economic Development Revenue Bond—payable annually in various principal amounts (plus interest at variable rates) through November 2004(b)	180,000	345,000

	10,249,537	12,994,536
Less current maturities	1,526,213	1,402,547

	$8,723,324	$11,591,989

(a)
These mortgages payable relate to the land and buildings of the Company's subsidiaries. Property with a net book value of approximately $5,628,000 at December 31, 2003 is pledged as collateral.

(b)
This bond was assumed by the Company as part of the acquisition of Green and is secured by a standby letter of credit. The interest rate at December 31, 2003 was approximately 1.5%.

(c)
This mortgage was refinanced in January 2003.

        The aggregate amounts of the long-term debt scheduled to mature in each of the years ended December 31 are as follows: 2004—$1,526,213; 2005—$1,353,494; 2006—$1,361,326; 2007—$1,369,740; 2008—$1,378,576; 2009—$1,639,230; and 2010 and thereafter—$1,620,958. Interest expense on long-term debt was $412,353, $550,244 and $284,137 for the years ended December 31, 2003, 2002 and 2001, respectively.

        The Company's credit agreement with a bank includes a term loan facility, which provides a maximum commitment of $15,000,000 to finance acquisitions subject to the lending bank's approval. There are no commitment fees for any unused portion of this credit facility. The Company borrowed $11,500,000 against this facility to finance the acquisition of Nationwide. At December 31, 2003, there was $5,250,000 outstanding against the term loan facility. There was also a standby letter of credit totaling approximately $351,000 outstanding against this facility at December 31, 2003. This standby letter of credit is used to secure the Economic Development Revenue Bond assumed as part of the acquisition of Green.

        Under the terms of the Company's credit agreement, the Company is required to adhere to certain financial covenants. At December 31, 2003, and for the year then ended, the Company satisfied all of these covenants.

        The credit agreement expires in July 2004 and is subject to annual review by the lending bank.

NOTE 7—CAPITAL STOCK TRANSACTIONS

        During the years ended December 31, 2003, 2002 and 2001, the Company purchased 47,691, 18,600 and 85,260 shares, respectively, of Class A Common Stock, at costs of $322,340, $117,336 and $577,092, respectively.

        On July 12, 2002, the Company issued to the Chief Executive Officer of the Company 12,774 unrestricted shares of Class A Common Stock. The Company recorded the fair market value of these shares, $89,163, as compensation expense. On July 12, 2002, the Company also issued to various employees options to purchase an aggregate of 221,100 shares of Class A Common Stock. On September 30, 2003, the Company extended until September 30, 2004 its program to repurchase shares of Class A Common Stock.

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

NOTE 8—STOCK OPTIONS

        The Company's 2002 Incentive Stock Option Plan (the "Current Plan") authorizes the issuance, to employees and directors, of options to purchase a maximum of 1,100,000 shares of Class A Common Stock. These options must be issued within ten years of the effective date of the Plan and are exercisable for a ten year period from the date of grant, at prices not less than 100% of the market value of the Class A Common Stock on the date the option is granted. Options granted to any 10% stockholder are exercisable for a five year period from the date of grant, at prices not less than 110% of the market value of the Class A Common Stock on the date the option is granted.

        The Current Plan is the successor to the Company's 1992 Incentive Stock Option Plan (the "Prior Plan").

        The following table contains information on stock options for the three years ended December 31, 2003:

	Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Outstanding, January 1, 2001 and 2002	396,300	$1.44 to 9.00	$6.06
Granted	221,100	6.00 to 6.60	6.18
Expired	(78,500)	5.25 to 7.88	5.72

Outstanding, December 31, 2002	538,900	1.44 to 9.00	6.16
Exercised	(45,000)	1.44 to 6.00	2.54
Expired	(13,500)	5.25 to 8.66	8.16

Outstanding, December 31, 2003	480,400	$1.94 to 9.00	$6.44

        There were options available for issuance under the Current Plan as of December 31 of each year as follows: 2001—358,200; 2002—878,900; and 2003—878,900. Of the options outstanding at December 31, 2003, 219,100 were issued under the Current Plan and 261,300 were issued under the Prior Plan.

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$1.94	28,000	1.0	$1.94	28,000	$1.94
3.75 to 5.25	57,800	3.3	4.91	57,800	4.91
7.88	156,500	4.2	7.88	156,500	7.88
8.94 to 9.00	17,000	5.2	8.96	17,000	8.96
8.75	2,000	6.3	8.75	2,000	8.75
6.00	152,436	8.5	6.00	152,436	6.00
6.60	66,664	3.5	6.60	—	—

$1.94 to 9.00	480,400	5.2	$6.44	413,736	$6.42

NOTE 9—TAXES ON INCOME

        Provisions for taxes on income in the consolidated statements of operations consist of:

	Year Ended December 31,
	2003	2002	2001
Current:
Federal	$2,059,000	$1,392,000	$953,000
State and local	304,000	211,000	88,000

Total current	2,363,000	1,603,000	1,041,000

Deferred:
Federal	(279,000)	92,000	15,000
State and local	(67,000)	(15,000)	3,000

Total deferred	(346,000)	77,000	18,000

Total taxes on income	$2,017,000	$1,680,000	$1,059,000

        Deferred tax assets (liabilities) consist of:

	December 31,
	2003	2002
Deferred tax assets—current:
Bad debt reserves	$118,000	$146,000
Inventory reserves	434,000	353,000
Warranty and other reserves	237,000	196,000

	789,000	695,000
Deferred tax liabilities—current:
Inventory	—	(210,000)

Net deferred tax assets—current	$789,000	$485,000

Deferred tax assets—non-current:
Goodwill	1,249,000	1,377,000

Deferred tax liabilities—non-current:
Depreciation	(1,014,000)	(1,031,000)
Intangible assets	(648,000)	(843,000)
Goodwill	(42,000)	—

	(1,704,000)	(1,874,000)

Net deferred tax liabilities—non-current	$(455,000)	$(497,000)

        A reconciliation of the Federal statutory rate to the total effective tax rate applicable to income before taxes on income is as follows:

	Year Ended December 31,
	2003		2002		2001
	$	%	$	%	$	%
Federal income taxes computed at statutory rates	1,829,000	34.0	1,545,000	34.0	977,000	34.0
Increase in taxes resulting from:
State and local taxes, net of Federal tax benefit	156,000	2.9	129,000	2.9	58,000	2.0
Expenses not deductible for tax purposes	57,000	1.1	174,000	3.8	100,000	3.5
Other	(25,000)	(.5)	(168,000)	(3.7)	(76,000)	(2.6)

Taxes on income	2,017,000	37.5	1,680,000	37.0	1,059,000	36.9

NOTE 10—ACQUISITION

        On May 3, 2002, Countrywide acquired all of the stock of Nationwide for approximately $10,452,000, plus an additional payment in 2002 for a working capital adjustment of approximately $259,000. In addition to the cash paid at the closing, the Company is liable for contingent earnout payments to Nationwide's previous owner, in amounts equal to 30% of the excess of Nationwide's earnings, before amortization of intangible assets, interest and taxes, over $2,500,000, for each of the five twelve-month periods subsequent to the acquisition date. These contingent earnout payments have been and will be treated as additions to goodwill.

        As part of this acquisition, the Company has recorded goodwill of approximately $7,319,000 through December 31, 2003. During the year ended December 31, 2002, the Company recorded goodwill of approximately $6,968,000, including approximately $259,000 related to the working capital adjustment described above, approximately $561,000 related to acquisition costs and acquisition-related expenses, approximately $150,000 related to contingent earnout payments and approximately $972,000 related to a deferred tax liability associated with intangible assets that were part of the acquisition. During the year ended December 31, 2003, the Company recorded net additions to goodwill of approximately $351,000, related primarily to contingent earnout payments.

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

        On May 24, 2002, in connection with the acquisition of Nationwide, Countrywide also purchased, for $2,500,000, the real property and the improvements thereon in which Nationwide conducts its business. This purchase was financed primarily through a mortgage loan, in the amount of $2,024,000, from a bank.

        The consolidated financial statements presented in this report include the combined results of operations of Countrywide and Nationwide for the period from May 4, 2002 through December 31, 2003.

        The following table summarizes the estimated fair value of the assets acquired and the liabilities assumed in connection with the acquisition of Nationwide. The Company obtained third party valuations for the property, plant and equipment and intangible assets (i.e., employment agreement and customer list).

(000's)
Current assets	$4,115
Plant and equipment	860
Employment agreement	760
Customer list	1,900
Goodwill	6,968

Total assets acquired	14,603

Current liabilities	(3,181)

Total liabilities assumed	(3,181)

Net assets acquired	$11,422

        The employment agreement and the customer list have each been assigned a useful life of five years for accounting purposes. The amortization of these intangible assets is not deductible for tax purposes. Goodwill is not amortized for either financial reporting or tax purposes.

        The following table summarizes, on a pro forma basis, the combined results of operations of the Company and Countrywide (combined with Nationwide), as though the acquisition of Nationwide had been made January 1, 2002. The pro forma amounts give effect to appropriate adjustments for depreciation of fixed assets, amortization of intangible assets, interest expense and income taxes. The pro forma amounts presented are not necessarily indicative of future operating results.

Year ended December 31, 2002
Net sales	$80,380,000

Income before cumulative effect of change in accounting principle	$2,902,000

Earnings per share of common stock:
Basic	$.83

Diluted	$.81

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

        The Company's earnings forecasts for Green, which reflected the extremely weak market conditions in the hydraulic cylinder business, resulted in the fair market value of Green's goodwill, as determined by an independent third-party appraiser, was lower than its carrying value as of December 31, 2001. Accordingly, in the quarter ended June 30, 2002, the Company recorded, retroactive to January 1, 2002, an impairment charge of approximately $3.2 million, net of taxes of approximately $1.7 million, which is reported as a cumulative effect of change in accounting principle resulting from the adoption of SFAS 142. The Company's annual impairment test done as of November 30, 2003 indicated that the fair values exceeded the carrying amounts for all reporting units.

        The changes in the carrying amounts of goodwill for the years ended December 31, 2003 and 2002 are as follows:

	Consolidated	Pneumatic tools and related equipment	Hardware	Hydraulic cylinders	Heating products
	(In thousands)
Balance, January 1, 2002	$7,302	$2,327	$68	$4,907	$—
Goodwill acquired during the year (Note 10)	7,816	—	6,968	848	—
Impairment loss	(4,907)	—	—	(4,907)	—

Balance, December 31, 2002	10,211	2,327	7,036	848	—
Goodwill acquired during the year (Note 10)	351	—	351	—	—

Balance, December 31, 2003	$10,562	$2,327	$7,387	$848	$—

        Other intangible assets were as follows:

	December 31, 2003		December 31, 2002
	Cost	Accumulated amortization	Cost	Accumulated amortization
Other intangible assets:
Customer list	$1,900,000	$633,334	$1,900,000	$253,334
Employment agreement	760,000	253,333	760,000	101,333

Total	$2,660,000	$886,667	$2,660,000	$354,667

        Amortization expense for intangible assets subject to amortization was approximately $532,000 and $355,000 for the years ended December 31, 2003 and 2002, respectively. Amortization expense for each of the years in the period ending December 31, 2007 is estimated to be approximately $532,000 in 2004 through 2006, and approximately $177,000 in 2007.

        With its adoption of SFAS 142, the Company ceased amortization of goodwill as of December 31, 2001. The following table presents the comparable results of operations based on the adoption of SFAS 142 for each of the years ended December 31, 2003, 2002 and 2001, respectively:

	Year ended December 31,
	2003	2002	2001
Reported net income (loss)	$3,362,949	$(376,267)	$1,812,808
Cumulative effect of change in accounting principle	—	3,239,118	—
Goodwill amortization	—	—	324,436
Tax effect	—	—	(120,000)

Adjusted net income	$3,362,949	$2,862,851	$2,017,244

Earnings (loss) per share of Class A Common stock:
Basic
Reported net income (loss)	$.96	$(.11)	$.51
Cumulative effect of change in accounting principle	—	.93	—
Goodwill amortization	—	—	.09
Tax effect	—	—	(.03)

Adjusted net income	$.96	$.82	$.57

Diluted
Reported net income (loss)	$.94	$(.11)	$.50
Cumulative effect of change in accounting principle	—	.91	—
Goodwill amortization	—	—	.09
Tax effect	—	—	(.03)

Adjusted net income	$.94	$.80	$.56

NOTE 12—COMMITMENTS AND CONTINGENCIES

        (a)   P & F and two of its subsidiaries have adopted a defined contribution pension plan, which covers substantially all non-union employees. Contributions to this plan were determined as a percentage of compensation. The amounts recognized as pension expense for this plan were approximately $386,000, $342,000 and $345,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

        In conjunction with the acquisition of Green, P & F acquired a defined contribution 401(k) plan, which covers all of Green's employees. Employer contributions to this plan were determined as a percentage of employee contributions. The amounts recognized as expense for this plan were approximately $60,000 for the year ended December 31, 2003, approximately $63,000 for the year ended December 31, 2002 and approximately $62,000 for the year ended December 31, 2001.

        One of P & F's subsidiaries also participates in a multi-employer pension plan. This plan provides defined benefits to all union workers. Contributions to this plan are determined by the union contract. The Company does not administer the plan funds and does not have any control over the plan funds. The amounts recognized as pension expense for this plan were approximately $31,000, $33,000 and $32,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

        (b)   P & F has an employment agreement with an officer. This agreement currently provides for a minimum annual aggregate salary of $820,000 through May 2008. This agreement provides that if a change in control of the Company occurs and, as a result, the officer is terminated or is unable to exercise his functions and duties and therefore resigns, he will have the option to receive either full compensation for the remaining term of the agreement or a severance allowance equal to three times average annual compensation for the five previous years.

        (c)   Florida Pneumatic purchases all of its pneumatic tools from a Far East trading company that owns or represents 18 individual factories in Japan, Taiwan and China. Of the total pneumatic tool purchases, approximately 30% are bought from Japan, 60% from Taiwan and 10% from China. There are redundant sources for every product manufactured.

        (d)   Green purchases approximately 20% of its raw materials from one supplier. Because other sources are available, however, the Company believes that the loss of this supplier would not adversely affect its operating results.

        (e)   Nationwide currently purchases approximately 80% of its product from one foreign supplier. Although other suppliers are being developed, the loss of this one supplier could adversely affect operating results.

        (f)    The Company had non-cancellable inventory purchase commitments totalling approximately $10,130,000 at December 31, 2003.

        (g)   The Company is a defendant or co-defendant in various actions brought about in the ordinary course of conducting its business. The Company does not believe that any of these actions are material to the financial condition of the Company.

NOTE 13—SEGMENTS OF BUSINESS

        The Company currently operates four reportable business segments: pneumatic tools and related equipment, hardware, hydraulic cylinders and heating equipment. The Company is organized around these four distinct product segments, each of which has very different end users. Franklin and Nationwide are combined in the hardware segment for reporting purposes. The accounting policies of each of the segments are the same as those described in Note 1. The Company evaluates segment performance based on segment profit (loss).

        The following presents financial information by segment for the years ended December 31, 2003, 2002 and 2001. Segment profit (loss) excludes general corporate expenses, interest expense and income taxes. Identifiable assets are those assets directly owned or utilized by the particular business segment.

2003	Consolidated	Pneumatic tools and related equipment	Hardware	Hydraulic cylinders and related equipment	Heating products
	(In Thousands)
Revenues from external customers	$86,407	$45,121	$19,213	$12,387	$9,686

Gross profit	$26,150	$15,290	$6,622	$1,216	$3,022
Selling, general and administrative expenses	16,237	8,165	3,440	1,654	2,978

Segment profit (loss)	9,913	$7,125	$3,182	$(438)	$44

General corporate expense	(3,806)
Interest expense	(727)

Income before taxes on income	$5,380

Identifiable assets at December 31, 2003	$57,532	$25,216	$18,488	$8,212	$5,616

Corporate assets	800

Total assets at December 31, 2003	$58,332

Depreciation and amortization ($19 corporate)	$1,703	$485	$219	$615	$365

Amortization of other intangibles	$553	$—	$538	$11	$4

Capital expenditures ($43 corporate)	$979	$89	$162	$187	$498

2002	Consolidated	Pneumatic tools and related equipment	Hardware	Hydraulic cylinders and related equipment	Heating products
	(In Thousands)
Revenues from external customers	$77,214	$42,460	$13,346	$12,107	$9,301

Gross profit	$23,469	$14,996	$4,376	$1,205	$2,892
Selling, general and administrative expenses	14,735	7,784	2,504	1,754	2,693

Segment profit (loss)	8,734	$7,212	$1,872	$(549)	$199

General corporate expense	(3,450)
Interest expense	(741)

Income before taxes on income and cumulative effect of change in accounting principle	$4,543

Cumulative effect of change in accounting principle	$(3,239)	$—	$—	$(3,239)	$—

Identifiable assets at December 31, 2002	$57,762	$24,188	$19,386	$8,611	$5,577

Corporate assets	1,405

Total assets at December 31, 2002	$59,167

Depreciation and amortization ($16 corporate)	$1,569	$490	$113	$600	$350

Amortization of other intangibles	$375	$—	$358	$14	$3

Capital expenditures ($7 corporate)	$3,943	$496	$2,706	$426	$308

2001	Consolidated	Pneumatic tools and related equipment	Hardware	Hydraulic cylinders and related equipment	Heating products
	(In Thousands)
Revenues from external customers	$67,196	$38,360	$4,674	$14,377	$9,785

Gross profit	$20,163	$14,118	$1,299	$1,422	$3,324
Selling, general and administrative expenses	13,787	8,128	1,129	1,784	2,746

Segment profit (loss)	6,376	$5,990	$170	$(362)	$578

General corporate expense	(2,708)
Interest expense	(796)

Income before taxes on income	$2,872

Identifiable assets at December 31, 2001	$45,053	$23,530	$2,514	$13,290	$5,719

Corporate assets	1,417

Total assets at December 31, 2001	$46,470

Depreciation and amortization ($15 corporate)	$1,418	$475	$40	$602	$286

Amortization of goodwill and other intangibles	$342	$96	$—	$240	$6

Capital expenditures ($25 corporate)	$944	$109	$—	$410	$400

        The pneumatic tools segment has one customer that accounted for 22.0%, 22.3% and 21.4% of consolidated revenues for the years ended December 31, 2003, 2002 and 2001, respectively. This customer also accounted for 37.2% and 48.9% of consolidated accounts receivable as of December 31, 2003 and 2002, respectively. A second customer, of both the pneumatic tools segment and the hardware segment, accounted for 18.1%, 18.3% and 18.0% of consolidated revenues for the years ended December 31, 2003, 2002 and 2001, respectively, and 13.7% and 12.9% of consolidated accounts receivable as of December 31, 2003 and 2002, respectively. There were no other major customers requiring disclosure.

NOTE 14—UNAUDITED INTERIM CONSOLIDATED FINANCIAL INFORMATION

        Unaudited interim consolidated financial information for the two years ended December 31, 2003 and 2002 is summarized as follows:

	Quarter Ended
2003
	March 31,	June 30,	September 30,	December 31,
	(restated)	(restated)	(restated)
Revenues	$19,481,876	$21,738,305	$23,702,702	$21,484,317

Gross profit	$6,002,374	$7,139,041	$6,734,703	$6,273,885

Net income—as previously reported	$546,228	$1,012,896	$817,692
Adjustments for taxes on income	44,000	84,000	65,000

Net income—as adjusted	$590,228	$1,096,896	$882,692	$793,133

Earnings per share of common stock:
Basic
As previously reported	$.16	$.29	$.23
Adjustments for taxes on income	$.01	.02	.02

As adjusted	$.17	$.31	$.25	$.23

Diluted
As previously reported	$.15	$.28	$.23
Adjustments for taxes on income	$.01	.03	.02

As adjusted	$.16	$.31	$.25	$.22

        Net income for each of the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003 has been restated to reflect a reduction of taxes on income as previously reported, resulting from the amortization of a deferred tax liability, not previously recorded, related to the acquisition of Nationwide. The Company will file an amended Form 10-Q, with restated quarterly financial statements reflecting this adjustment, for each of these periods. The amended Forms 10-Q will be filed with the Securities and Exchange Commission as soon as is practicable.

	Quarter Ended
2002
	March 31,	June 30,	September 30,	December 31,
Revenues	$17,096,719	$18,666,396	$21,082,509	$20,368,278

Gross profit	$5,092,497	$6,145,876	$6,218,258	$6,012,062

Income before cumulative effect of change in accounting principle	$553,662	$959,499	$777,006	$572,684
Cumulative effect of change in accounting principle, net of taxes of $1,668,000	(3,239,118)	—	—	—

Net income (loss)	$(2,685,456)	$959,499	$777,006	$572,684

Earnings (loss) per share of common stock after cumulative change in accounting principle:
Basic:
Income before cumulative effect of change in accounting Principle	$.16	$.27	$.22	$.16
Cumulative effect of change in accounting principle, net	(.92)	—	—	—

Net income (loss)	$(.76)	$.27	$.22	$.16

Diluted:
Income before cumulative effect of change in accounting Principle	$.15	$.27	$.22	$.16
Cumulative effect of change in accounting principle, net	(.90)	—	—	—

Net income (loss)	$(.75)	$.27	$.22	$.16

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

NOTE 15—EARNINGS (LOSS) PER SHARE

        The following table sets forth the computation of basic and diluted earnings (loss) per common share from continuing operations:

	Year Ended December 31,
	2003	2002	2001
Numerator:
Numerator for basic and diluted earnings (loss) per common share:
Income before cumulative effect of change in accounting principle	$3,362,949	$2,862,851	$1,812,808
Cumulative effect of change in accounting principle, net of taxes of $1,668,000	—	(3,239,118)	—

Net income (loss)	$3,362,949	$(376,267)	$1,812,808

Denominator:
Denominator for basic earnings (loss) per share—weighted average common shares outstanding	3,506,820	3,512,057	3,553,930
Effect of dilutive securities:
Common stock options	82,919	68,815	73,730

Denominator for diluted earnings (loss) per share—adjusted weighted average common shares and assumed conversions	3,589,739	3,580,872	3,627,660

Basic:
Income before cumulative effect of change in accounting principle	$.96	$.82	$.51
Cumulative effect of change in accounting principle, net of taxes	—	(.93)	—

Net income (loss)	$.96	$(.11)	$.51

Diluted:
Income before cumulative effect of change in accounting principle	$.94	$.80	$.50
Cumulative effect of change in accounting principle, net of taxes	—	(.91)	—

Net income (loss)	$.94	$(.11)	$.50

        There were outstanding during the years ended December 31, 2003, 2002 and 2001 stock options whose exercise prices were higher than the average market values for the respective periods. These options are anti-dilutive and are excluded from the computation of earnings (loss) per share. The weighted average anti-dilutive options outstanding for the years ended December 31, 2003, 2002 and 2001 were as follows: 2003—181,207; 2002—189,000; and 2001—189,000.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        None.

Item 9A.    Controls and Procedures

        An evaluation was performed, under the supervision of, and with the participation of, the Company's management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities and Exchange Act of 1934). Based on that evaluation, the Company's management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company's disclosure controls and procedures were adequate and effective, as of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2003 (the "Report"), in timely alerting them to all material information relating to the Company and its consolidated subsidiaries that is required to be included in this Report.

        There have been no significant changes in the Company's internal controls over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Information required by this Item 10 is set forth under the captions "Ownership of Equity Securities," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and is hereby incorporated by reference.

Item 11.    Executive Compensation

        Information required by this Item 11 is set forth under the captions "Executive Compensation," "Report on Executive Compensation" and "Company Stock Performance Graph" in the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and is hereby incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	480,400	$6.44	878,900

Equity compensation plans not approved by security holders	N/A	N/A	N/A
TOTAL	480,400	$6.44	878,900

        For further information, see Note 8 of the Notes to the Consolidated Financial Statements.

        Other information required by this Item 12 is set forth under the caption "Ownership of Equity Securities" in the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and is hereby incorporated by reference.

Item 13.    Certain Relationships and Related Transactions

        Information required by this Item 13 is set forth under the caption "Transactions with Management and Others" in the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and is hereby incorporated by reference.

Item 14.    Principal Accountant Fees and Services

        Information required by this Item 14 is set forth under the caption "Selection of Auditors" in the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and is hereby incorporated by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

Page
(a)	The following documents are filed as part of this Annual Report on Form 10-K:
	(1)	Financial Statements:
The consolidated financial statements of the Registrant as set forth under Item 8 of this report.
	(2)	Financial Statement Schedule:
		Schedule II—Valuation and Qualifying Accounts for each of the three years ended December 31, 2003, 2002 and 2001	54
All other schedules are omitted because they are not applicable, or because the required information is otherwise shown in the consolidated financial statements or notes thereto.
	(3)	Exhibits:
		The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K	56 - 58

Exhibits 10.1, 10.2, 10.3 and 10.4 constitute the management contracts and compensatory plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K pursuant to Item 14(c) hereof.
(b)	Reports on Form 8-K.

        The Registrant filed a Report on Form 8-K dated November 12, 2003, in which it furnished a press release announcing its third quarter 2003 results under Items 7 and 12 of such Report.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Column A	Column B	Column C		Column D		Column E
Description	Balance at Beginning Of Period	Additions Charged (Credited) to Costs and Expenses	Additions Charged (Credited) to Other Accounts		Deductions		Balance at End of Period
Year ended December 31, 2003:
Allowance for possible losses	$354,441	$22,884	$—		$49,251	(b)	$328,074

Year ended December 31, 2002:
Allowance for possible losses	$404,557	$(40,755)	$40,000	(a)	$49,361	(b)	$354,441

Year ended December 31, 2001:
Allowance for possible losses	$496,569	$(17,670)	$—		$74,342	(b)	$404,557

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

Date:  March 29, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ ROBERT L. DUBOFSKY Robert L. Dubofsky	Director	March 29, 2004
/s/ ALAN GOLDBERG Alan Goldberg	Director	March 29, 2004
/s/ RICHARD A. HOROWITZ Richard A. Horowitz	Director	March 29, 2004
/s/ SIDNEY HOROWITZ Sidney Horowitz	Director	March 29, 2004
/s/ DENNIS KALICK Dennis Kalick	Director	March 29, 2004
/s/ NEIL NOVIKOFF Neil Novikoff	Director	March 29, 2004
/s/ ROBERT M. STEINBERG Robert M. Steinberg	Director	March 29, 2004
/s/ MARC A. UTAY Marc A. Utay	Director	March 29, 2004

EXHIBIT INDEX

Number	Description
2.1	Asset Purchase Agreement, dated as of September 16, 1998, by and between Green Manufacturing, Inc., an Ohio corporation, and the Registrant (Incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003). Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish, supplementally, a copy of any exhibit or schedule omitted from the Asset Purchase Agreement to the Commission upon request.
2.2
Stock Purchase Agreement, dated as of May 3, 2002, by and between Mark C. Weldon and the Registrant (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated May 3, 2002). Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish supplementally a copy of any exhibit or schedule omitted from the Asset Purchase Agreement to the Securities and Exchange Commission upon request.
2.3
Contract for Purchase and Sale, dated as of May 1, 2002, between W. I. Commercial Properties, Inc., a Florida corporation, and Countrywide Hardware, Inc., a Delaware corporation (Incorporated by reference to Exhibit 4.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
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
4.12
Second Amendment and Restated Term Note, dated as of February 20, 2003, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, a Florida corporation, Embassy Industries, Inc., a New York corporation, Green Manufacturing, Inc., a Delaware corporation, Countrywide Hardware, Inc., a Delaware corporation, Nationwide Industries, Inc., a Florida corporation, and Citibank, N.A. (successor-in-interest to European American Bank), a New York banking corporation (Incorporated by reference to Exhibit 4.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).

4.13
Amendment No. 9 to Credit Agreement, dated as of June 30, 2003, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, a Florida corporation, Embassy Industries, Inc., a New York corporation, Green Manufacturing, Inc., a Delaware corporation, Countrywide Hardware, Inc., a Delaware corporation, Nationwide Industries, Inc., a Florida corporation, and Citibank, N.A. (successor-in-interest to European American Bank), a New York banking corporation (Incorporated by reference to Exhibit 4.11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
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
10.2	Consulting Agreement, effective as of November 1, 2003, between the Registrant and Sidney Horowitz.
10.3	1992 Incentive Stock Option Plan of the Registrant, as amended and restated as of March 13, 1997.
10.4	Executive Incentive Bonus Plan of the Registrant (Incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.5	2002 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 4.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
14.1	Code of Business Conduct and Ethics of the Registrant and its Affiliates.
21	Subsidiaries of the Registrant.
23	Consent of the Registrant's Independent Certified Public Accountants.
31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
  ITEM 1. Business
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
  ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  ITEM 6. Selected Financial Data
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
P & F INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
P & F INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
P & F INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
P & F INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
P&F INDUSTRIES, INC. AND SUBSIDIARIES SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES
EXHIBIT INDEX