Form 10-Q/A
period 2003-03-31
P&F INDUSTRIES INC
filed 2004-05-17
CIK 75340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

P & F INDUSTRIES, INC.

FORM 10-Q/A

FOR THE QUARTER ENDED MARCH 31, 2003

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends and restates Items 1 and 2 of Part I contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 to give effect to the restatement of the Company’s consolidated financial statements as of March 31, 2003, as discussed in Note 3 of the Notes to Consolidated Financial Statements. Except as set forth in Items 1 and 2 of Part I below, the Company has not made any changes to, nor updated any disclosures contained in, its Quarterly Report on Form 10-Q filed on May 14, 2003.

ii

PART I - FINANCIAL INFORMATION

Item 1.                                                           Financial Statements

P & F INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2003	December 31, 2002
ASSETS
CURRENT:
Cash	$2,819,906	$1,024,222
Accounts receivable, less allowance for possible losses of $376,097 in 2003 and $354,441 in 2002 (Note 8)	10,654,035	10,864,261
Inventories (Note 7)	21,956,203	19,580,073
Deferred income taxes - net	485,000	485,000
Prepaid expenses and other	1,063,304	1,080,313
TOTAL CURRENT ASSETS	36,978,448	33,033,869

PROPERTY AND EQUIPMENT (Note 8):
Land	1,582,938	1,582,938
Buildings and improvements	8,917,405	8,811,117
Machinery and equipment	14,703,516	14,514,353
	25,203,859	24,908,408
Less accumulated depreciation and amortization	11,844,431	11,409,203
NET PROPERTY AND EQUIPMENT	13,359,428	13,499,205

GOODWILL, net of accumulated amortization of $1,419,274 (Note 2)	10,285,621	10,210,621

OTHER INTANGIBLE ASSETS, net of accumulated amortization of $487,667 and $354,667	2,172,333	2,305,333

OTHER ASSETS, net of accumulated amortization of $162,853 and $180,858	127,649	118,528
TOTAL ASSETS	$62,923,479	$59,167,556

See accompanying notes to consolidated financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2003	December 31, 2002
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings (Note 8)	$7,500,000	$4,500,000
Accounts payable	4,704,390	2,860,271
Accruals:
Compensation	800,520	2,112,377
Other (Note 9)	2,209,667	2,379,962
Current maturities of long-term debt (Note 8)	1,755,791	1,402,547
TOTAL CURRENT LIABILITIES	16,970,368	13,255,157

LONG-TERM DEBT, less current maturities (Note 8)	11,163,292	11,591,989

DEFERRED INCOME TAXES - net	448,000	497,000
TOTAL LIABILITIES	28,581,660	25,344,146

COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)

SHAREHOLDERS’ EQUITY (Note 10):
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares outstanding	—	—
Common stock: Class A - $1 par; authorized - 7,000,000 shares; issued - 3,690,367 shares	3,690,367	3,690,367
Class B - $1 par; authorized - 2,000,000 shares; no shares issued or outstanding	—	—
Additional paid-in capital	8,540,528	8,540,528
Retained earnings	23,587,244	22,997,016
Treasury stock, at cost (186,845 and 176,045 shares)	(1,476,320)	(1,404,501)
TOTAL SHAREHOLDERS’ EQUITY	34,341,819	33,823,410
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$62,923,479	$59,167,556

See accompanying notes to consolidated financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2003	2002
		(restated - see Note 2)
REVENUES (Note 11):
Net sales	$19,355,770	$17,037,755
Other	126,106	58,964
	19,481,876	17,096,719

COSTS AND EXPENSES:
Cost of sales	13,479,502	12,004,222
Selling, general and administrative	4,870,825	4,089,063
Interest – net	187,321	101,772
	18,537,648	16,195,057

INCOME BEFORE TAXES ON INCOME AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	944,228	901,662

TAXES ON INCOME	354,000	348,000

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	590,228	553,662

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAXES OF $1,668,000 (NOTE 2)	—	(3,239,118)

NET INCOME (LOSS)	$590,228	$(2,685,456)

See accompanying notes to consolidated financial statements (unaudited).

	Three months ended March 31,
	2003	2002
		(restated - see Note 2)

Weighted average common shares outstanding (Note 12):
Basic	3,506,086	3,510,605

Diluted	3,574,715	3,587,347

Earnings (loss) per share of common stock (Note 12):

Basic:
Income before cumulative effect of change in accounting principle	$.17	$.16

Cumulative effect of change in accounting principle, net of taxes	—	(.92)

Net income (loss)	$.17	$(.76)

Diluted:
Income before cumulative effect of change in accounting principle	$.16	$.15

Cumulative effect of change in accounting principle, net of taxes	—	(.90)

Net income (loss)	$.16	$(.75)

See accompanying notes to consolidated financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock

Balance, January 1, 2003	$3,690,367	$8,540,528	$22,997,016	$(1,404,501)

Net income for the three months ended March 31, 2003	—	—	590,228	—

Purchase of Class A Common Stock (Note 10)	—	—	—	(71,819)
Balance, March 31, 2003	$3,690,367	$8,540,528	$23,587,244	$(1,476,320)

See accompanying notes to consolidated financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2003	2002
		(restated - see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$590,228	$(2,685,456)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Cumulative effect of change in accounting for goodwill - net of taxes	—	3,239,118
Depreciation and amortization	435,228	368,944
Amortization of intangible assets	148,808	4,295
Provision for losses on accounts receivable - net	21,656	6,251
Deferred income taxes	(49,000)	—
Decrease (increase) in:
Accounts receivable	188,570	(1,932,484)
Inventories	(2,376,130)	924,959
Prepaid expenses and other	12,916	(39,048)
Other assets	(20,836)	—
Increase (decrease) in:
Accounts payable	1,844,119	1,150,240
Accruals and other	(1,482,152)	(471,209)
Total adjustments	(1,276,821)	3,251,066
Net cash (used in) provided by operating activities	(686,593)	565,610

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(295,451)	(293,132)
Additional payments for purchase of Nationwide Industries, Inc.	(75,000)	—
Payment for acquisition of product line	—	(397,940)
Net cash used in investing activities	(370,451)	(691,072)

See accompanying notes to consolidated financial statements (unaudited).

	Three months ended March 31,
	2003	2002
		(restated - see Note 2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	3,000,000	800,000
Repayments of short-term borrowings	—	(1,000,000)
Proceeds from mortgage	1,697,301	—
Principal payments on long-term debt	(1,772,754)	(37,809)
Purchase of Class A Common Stock	(71,819)	(100,800)
Net cash provided by (used in) financing activities	2,852,728	(338,609)

NET INCREASE (DECREASE) IN CASH	1,795,684	(464,071)

CASH AT BEGINNING OF PERIOD	1,024,222	507,833

CASH AT END OF PERIOD	$2,819,906	$43,762

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:

Income taxes	$—	$2,500

Interest	$197,846	$107,635

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

NOTE 3 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s consolidated financial statements as of March 31, 2003, filed as part of its Quarterly Report on Form 10-Q filed on May 14, 2003, the Company determined that it needed to revise its provision for taxes on income in previously issued financial statements. This change resulted from the amortization of a deferred tax liability, not previously recorded, related to the acquisition of Nationwide. The Company’s consolidated financial statements as of March 31, 2003 and for the three months ended March 31, 2003 have been restated from the amounts previously reported.

Certain balance sheet amounts at December 31, 2002 have been reclassified to conform with the current year’s presentation.

The following is a summary of the effects of the restatements:

	March 31, 2003
	Previously reported	Restated

Deferred income taxes	$695,000	$485,000

Total current assets	37,188,448	36,978,448

Deferred income taxes	1,377,000	—

Goodwill	9,313,621	10,285,621

Total assets	63,538,479	62,923,479

Accruals – other	2,075,667	2,209,667

Deferred income taxes	210,000	—

Total current liabilities	17,046,368	16,970,368

Deferred income taxes	1,031,000	448,000

Total liabilities	29,240,660	28,581,660

Retained earnings	23,543,244	23,587,244

Total shareholders’ equity	34,297,819	34,341,819

Total liabilities and shareholders’ equity	$63,538,479	$62,923,479

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31, 2003
	Previously reported	Restated

Taxes on income	$398,000	$354,000

Income before cumulative effect of change in accounting principle and Net income	$546,228	$590,228

Earnings per share of common stock:
Income before cumulative effect Of change in accounting principle and Net income
Basic	$.16	$.17

Diluted	$.15	$.16

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31, 2003
	Previously reported	Restated

Cash flows from operating activities:
Net income	$546,228	$590,228

Adjustments to reconcile net income to net cash used in operating activities:
(Decrease) increase in:
Deferred income taxes	—	(49,000)

Accruals and other	(1,487,152)	(1,482,152)

Total adjustments	$(1,232,281)	$(1,276,281)

NOTE 4 - STOCK-BASED COMPENSATION

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

The Company also complies with the disclosure provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure”, which requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results.

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

NOTE 5 – FOREIGN CURRENCY TRANSACTIONS

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

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 7- INVENTORIES

Major classes of inventory were as follows:

	March 31, 2003	December 31, 2002
Raw materials and supplies	$3,351,888	$3,566,161
Work in process	836,928	754,857
Finished goods	17,767,387	15,259,055
	$21,956,203	$19,580,073

NOTE 8– SHORT-TERM BORROWINGS AND LONG-TERM DEBT

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

NOTE 9 - WARRANTY LIABILITY

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

NOTE 10 - CAPITAL STOCK TRANSACTIONS

During the three months ended March 31, 2003, the Company purchased 10,800 shares of Class A Common Stock, at a cost of $71,819.

NOTE 11 - SEGMENTS OF BUSINESS

The following tables present financial information by segment for the quarters ended March 31, 2003 and 2002. Segment profit (loss) excludes general corporate expenses, interest expense and income taxes. There were no intersegment revenues.

Three months ended March 31, 2003	Con- solidated	Pneumatic tools	Hardware	Hydraulic cylinders	Heating equipment
(In thousands)

Revenues from external customers	$19,482	$10,341	$4,250	$2,862	$2,029

Segment profit (loss)	$2,014	$1,769	$605	$(216)	$(144)

Identifiable assets at March 31, 2003	$59,929	$25,134	$20,614	$8,803	$5,378
Corporate assets	2,994
Total assets at March 31, 2003	$62,923

Three months ended March 31, 2002	Con- solidated	Pneumatic tools	Hardware	Hydraulic cylinders	Heating equipment
(restated – see Note 2) (In thousands)

Revenues from external customers	$17,097	$10,009	$1,464	$3,343	$2,281

Segment profit (loss)	$1,770	$1,737	$25	$(94)	$102

Cumulative effect of change in accounting principle	$(3,239)	$—	$—	$(3,239)	$—

Identifiable assets at March 31, 2002	$46,271	$24,576	$2,826	$13,587	$5,282
Corporate assets	1,093
Total assets at March 31, 2002	$47,364

The reconciliation of combined operating profits for reportable segments to consolidated income before income taxes and cumulative effect of change in accounting principle is as follows:

	Three months ended March 31,
	2003	2002
Total profit for reportable segments	$2,013,845	$1,770,133

General corporate expenses	(882,296)	(766,699)

Interest expense - net	(187,321)	(101,772)
Income before taxes and cumulative effect of change in accounting principle	$944,228	$901,662

NOTE 12 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended March 31,
	2003	2002
		(restated - see Note 2)
Numerator:
Numerator for basic and diluted earnings (loss) per common share:
Income before cumulative effect of change in accounting principle	$590,228	$553,662

Cumulative effect of change in accounting principle	—	(3,239,118)

Net income (loss)	$590,228	$(2,685,456)

Denominator:
Denominator for basic earnings per common share – weighted average common shares outstanding	3,506,086	3,510,605

Effect of dilutive securities: Common stock options	68,629	76,742

Denominator for diluted earnings per common share - adjusted weighted average common shares and assumed conversions	3,574,715	3,587,347

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

The effective tax rates for the quarters ended March 31, 2003 and 2002 were 37.5% and 38.6%, respectively.

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

Liquidity and capital resources

The Company gauges its liquidity and financial stability by the measurements shown in the following table (dollar amounts in thousands):

	March 31, 2003	December 31, 2002	March 31, 2002
Working Capital	$20,008	$19,779	$21,114
Current Ratio	2.18 to 1	2.49 to 1	3.57 to 1
Shareholders’ Equity	$34,342	$33,823	$34,681

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

Contractual Obligations and Commercial Commitments

At March 31, 2003, the Company had certain contractual cash obligations and other commercial commitments, as set forth in the following tables:

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt	$12,919,083	$1,755,791	$3,383,326	$3,235,063	$4,544,903
Short-term borrowings	7,500,000	7,500,000	—	—	—
Employment agreements	4,233,000	835,000	1,670,000	1,601,000	127,000
Total contractual cash obligations	$24,652,083	$10,090,791	$5,053,326	$4,836,063	$4,671,903

The Company has an employment agreement, through May 2008, with its President, that provides for minimum annual compensation of $760,000. The Company also has an employment agreement with the President of a subsidiary, through May 2007, that provides for annual compensation of $75,000.

Other	Amount of Commitment Expiration Per Period
Commercial Commitments	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Purchase commitments	$12,800,000	$12,800,000	$—	$—	$—

Commercial letters of credit	$55,000	$55,000	$—	$—	$—

Stand-by letter of credit	$351,000	$351,000	$—	$—	$—

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, “Recission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”), which eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30, “Reporting Results of Operations.” The provisions of SFAS 145 related to the recission of Statement 4 are effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS 145 as of January 1, 2003. During the quarter ended March 31, 2003, the Company recorded a loss of approximately $84,000, included in selling, general and administrative expenses, that resulted from the refinancing of a mortgage.

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

P & F INDUSTRIES, INC. (Registrant)

	By	/s/ Joseph A. Molino, Jr.
Joseph A. Molino, Jr.
Dated: May 17, 2004		Vice President (Principal Financial Officer)

EXHIBIT INDEX

Number	Description

2.1

Asset Purchase Agreement, dated as of September 16, 1998, by and between Green Manufacturing, Inc., an Ohio corporation, and the Registrant (Incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003). Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish, supplementally, a copy of any exhibit or schedule omitted from the Asset Purchase Agreement to the Commission upon request.

2.2

Stock Purchase Agreement, dated as of May 3, 2002, by and between Mark C. Weldon and the Registrant (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated May 3, 2002). Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish supplementally a copy of any exhibit or schedule omitted from the Asset Purchase Agreement to the Securities and Exchange Commission upon request.

2.3

Contract for Purchase and Sale, dated as of May 1, 2002, between W. I. Commercial Properties, Inc., a Florida corporation, and Countrywide Hardware, Inc., a Delaware corporation (Incorporated by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).

3.2	Amended By-laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

3.3	Amendment to the Amended By-laws of the Registrant.

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

Number	Description

4.3

Credit Agreement, dated as of July 23, 1998, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, a Florida corporation, Embassy Industries, Inc., a New York corporation, and European American Bank, a New York banking corporation (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

4.4

Amendment No. 1 to Credit Agreement, dated as of September 16, 1998, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, a Florida corporation, Embassy Industries, Inc., a New York corporation, Green Manufacturing, Inc., a Delaware corporation, and European American Bank, a New York banking corporation (Incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

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

Number	Description

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

Number	Description

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

10.2

Consulting Agreement, effective as of November 1, 2003, between the Registrant and Sidney Horowitz (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.3

1992 Incentive Stock Option Plan of the Registrant, as amended and restated as of March 13, 1997 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.4	Executive Incentive Bonus Plan of the Registrant (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

Number	Description

10.5	2002 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

14.1

Code of Business Conduct and Ethics of the Registrant and its Affiliates (Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

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

A copy of any of the foregoing exhibits to this Annual Report on Form 10-K may be obtained, upon payment of the Registrant’s reasonable expenses in furnishing such exhibit, by writing to P & F Industries, Inc., 300 Smith Street, Farmingdale, New York 11735-1114, Attention: Corporate Secretary.