Form 10-Q/A
period 2003-06-30
P&F INDUSTRIES INC
filed 2004-05-17
CIK 75340

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

P & F INDUSTRIES, INC.

FORM 10-Q/A

FOR THE QUARTER ENDED JUNE 30, 2003

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends and restates Items 1 and 2 of Part I contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 to give effect to the restatement of the Company’s consolidated financial statements as of June 30, 2003, as discussed in Note 3 of the Notes to Consolidated Financial Statements. Except as set forth in Items 1 and 2 of Part I below, the Company has not made any changes to, nor updated any disclosures contained in, its Quarterly Report on Form 10-Q filed on August 13, 2003.

ii

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2003	December 31, 2002
ASSETS
CURRENT:
Cash	$506,859	$1,024,222
Accounts receivable, less allowance for possible losses of $411,239 in 2003 and $354,441 in 2002 (Note 8)	11,720,288	10,864,261
Inventories (Notes 7 and 8)	21,299,197	19,580,073
Deferred income taxes - net	485,000	485,000
Prepaid expenses and other	1,389,500	1,080,313
TOTAL CURRENT ASSETS	35,400,844	33,033,869

PROPERTY AND EQUIPMENT (Note 8):
Land	1,582,938	1,582,938
Buildings and improvements	8,928,093	8,811,117
Machinery and equipment	15,043,532	14,514,353
	25,554,563	24,908,408
Less accumulated depreciation and amortization	12,288,977	11,409,203
NET PROPERTY AND EQUIPMENT	13,265,586	13,499,205

GOODWILL, net of accumulated amortization of $1,419,274 (Note 2)	10,521,702	10,210,621

OTHER INTANGIBLE ASSETS, net of accumulated amortization of $620,667 and $354,667	2,039,333	2,305,333

OTHER ASSETS, net of accumulated amortization of $167,802 and $180,858	130,833	118,528

TOTAL ASSETS	$61,358,298	$59,167,556

See accompanying notes to consolidated financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2003	December 31, 2002
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings (Note 8)	$7,000,000	$4,500,000
Accounts payable	3,731,986	2,860,271
Accruals:
Compensation	1,337,632	2,112,377
Other (Note 9)	2,501,224	2,379,962
Current maturities of long-term debt (Note 8)	1,507,461	1,402,547
TOTAL CURRENT LIABILITIES	16,078,303	13,255,157

LONG-TERM DEBT, less current maturities (Note 8)	9,576,897	11,591,989

DEFERRED INCOME TAXES - net	399,000	497,000
TOTAL LIABILITIES	26,054,200	25,344,146

COMMITMENTS AND CONTINGENCIES
(Notes 8 and 9)

SHAREHOLDERS’ EQUITY (Note 10):
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A - $1 par; authorized - 7,000,000 shares; issued - 3,713,367 shares and 3,690,367 shares	3,713,367	3,690,367
Class B - $1 par; authorized - 2,000,000 shares; no shares issued or outstanding	—	—
Additional paid-in capital	8,564,528	8,540,528
Retained earnings	24,684,140	22,997,016
Treasury stock, at cost (213,736 and 176,045 shares)	(1,657,937)	(1,404,501)
TOTAL SHAREHOLDERS’ EQUITY	35,304,098	33,823,410
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$61,358,298	$59,167,556

See accompanying notes to consolidated financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
		(restated)
		(Note 2)
REVENUES (Note 11):
Net sales	$21,614,224	$18,398,541	$40,969,994	$35,436,296
Other	124,081	267,855	250,187	326,819
	21,738,305	18,666,396	41,220,181	35,763,115

COSTS AND EXPENSES:
Cost of sales	14,599,264	12,520,520	28,078,766	24,524,742
Selling, general and administrative	5,188,457	4,424,727	10,059,282	8,513,790
Interest - net	195,688	162,650	383,009	264,422
	19,983,409	17,107,897	38,521,057	33,302,954

INCOME BEFORE TAXES ON INCOME AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	1,754,896	1,558,499	2,699,124	2,460,161

TAXES ON INCOME	658,000	599,000	1,012,000	947,000

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	1,096,896	959,499	1,687,124	1,513,161

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAXES OF $1,668,000 (Note 2)	—	—	—	(3,239,118)

NET INCOME (LOSS)	$1,096,896	$959,499	$1,687,124	$(1,725,957)

See accompanying notes to consolidated financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
		(restated)
		(Note 2)
Weighted average common shares outstanding (Note 12):
Basic	3,505,785	3,505,272	3,505,935	3,507,924

Diluted	3,578,594	3,582,421	3,576,654	3,584,476

Earnings (loss) per share of common stock (Note 12):

Basic:
Income before cumulative effect of change in accounting principle	$.31	$.27	$.48	$.43

Cumulative effect of change in accounting principle, net of taxes	—	—	—	(.92)

Net income (loss)	$.31	$.27	$.48	$(.49)

Diluted:
Income before cumulative effect of change in accounting principle	$.31	$.27	$.47	$.42

Cumulative effect of change in accounting principle, net of taxes	—	—	—	(.90)

Net income (loss)	$.31	$.27	$.47	$(.48)

See accompanying notes to consolidated financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Total

Balance, January 1, 2003	$3,690,367	$8,540,528	$22,997,016	$(1,404,501)	$33,823,410

Net income for the six months ended June 30, 2003	—	—	1,687,124	—	1,687,124

Exercise of stock options	23,000	24,000	—	—	47,000

Purchase of Class A Common Stock (Note 10)	—	—	—	(253,436)	(253,436)

Balance, June 30, 2003	$3,713,367	$8,564,528	$24,684,140	$(1,657,937)	$35,304,098

See accompanying notes to consolidated financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,687,124	$(1,725,957)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle - net of taxes	—	3,239,118
Depreciation and amortization	879,774	750,531
Amortization of intangible assets	286,757	97,256
Provision for losses on accounts receivable - net	56,798	(8,881)
Deferred income taxes	(98,000)	(23,000)
Decrease (increase) – net of acquisition of Nationwide Industries, Inc in 2002:
Accounts receivable	(912,825)	266,687
Inventories	(1,719,124)	(185,331)
Prepaid expenses and other	(309,187)	(196,041)
Other assets	(33,062)	—
Increase (decrease) - net of acquisition of Nationwide Industries, Inc. in 2002:
Accounts payable	871,715	964,488
Accruals and other	(653,483)	(142,946)
Total adjustments	(1,630,637)	4,761,881
Net cash provided by operating activities	56,487	3,035,924

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(646,155)	(3,362,664)
Payments for acquisition of Nationwide Industries, Inc. - net of $2,920 cash acquired	—	(10,448,794)
Additional payments for purchase of Nationwide Industries, Inc.	(311,081)	—
Payments for acquisition-related expenses	—	(750,277)
Payment for acquisition of product line	—	(397,940)
Net cash used in investing activities	(957,236)	(14,959,675)

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

Subsequent to the issuance of the Company’s consolidated financial statements as of June 30, 2003, filed as part of its Quarterly Report on Form 10-Q filed on August 13, 2003, the Company determined that it needed to revise its provision for taxes on income in previously issued financial statements. This change resulted from the amortization of a deferred tax liability, not previously recorded, related to the acquisition of Nationwide. The Company’s consolidated financial statements as of June 30, 2003 and for the three month and six month periods ended June 30, 2003 have been restated from the amounts previously reported.

Certain balance sheet amounts at December 31, 2002 have been reclassified to conform with the current year’s presentation.

The following is a summary of the effects of the restatements:

	June 30, 2003
	Previously reported	Restated

Deferred income taxes	$695,000	$485,000

Total current assets	35,610,844	35,400,844

Deferred income taxes	1,377,000	—

Goodwill	9,549,702	10,521,702

Total assets	61,973,298	61,358,298

Accruals – other	2,402,224	2,501,224

Deferred income taxes	210,000	—

Total current liabilities	16,189,303	16,078,303

Deferred income taxes	1,031,000	399,000

Total liabilities	26,797,200	26,054,200

Retained earnings	24,556,140	24,684,140

Total shareholders’ equity	35,176,098	35,304,098

Total liabilities and shareholders’ equity	$61,973,298	$61,358,298

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30, 2003		Six months ended June 30, 2003
	Previously reported	Restated	Previously reported	Restated

Taxes on income	$742,000	$658,000	$1,140,000	$1,012,000

Income before cumulative effect of change in accounting principle and Net income	$1,012,896	$1,096,896	$1,559,124	$1,687,124

Earnings per share of common stock:
Income before cumulative effect of change in accounting principle and Net income
Basic	$.29	$.31	$.44	$.48

Diluted	$.28	$.31	$.44	$.47

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2003
	Previously reported	Restated

Cash flows from operating activities:
Net income	$1,559,124	$1,687,124

Adjustments to reconcile net income to net cash used in operating activities:
(Decrease) increase in:
Deferred income taxes	—	(98,000)

Accruals and other	(623,483)	(653,483)

Total adjustments	$(1,502,637)	$(1,630,637)

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

NOTE 7- INVENTORIES

Major classes of inventory were as follows:

	June 30, 2003	December 31, 2002
Raw materials and supplies	$3,775,620	$3,566,161
Work in process	861,312	754,857
Finished goods	16,662,265	15,259,055
	$21,299,197	$19,580,073

NOTE 8– SHORT-TERM BORROWINGS AND LONG-TERM DEBT

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

NOTE 10 - CAPITAL STOCK TRANSACTIONS

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

Three months ended June 30, 2003	Con- solidated	Pneumatic tools	Hardware	Hydraulic cylinders	Heating equipment
(In thousands)
Revenues from external customers	$21,738	$10,933	$5,697	$3,027	$2,081

Segment profit (loss)	$2,952	$1,789	$1,281	$(106)	$(12)

Identifiable assets at June 30, 2003	$60,077	$25,357	$20,319	$8,620	$5,781

Corporate assets	1,281

Total assets at June 30, 2003	$61,358

Three months ended June 30, 2002	Con- solidated	Pneumatic tools	Hardware	Hydraulic cylinders	Heating equipment
(In thousands)
Revenues from external customers	$18,666	$9,692	$3,823	$3,165	$1,986

Segment profit (loss)	$2,564	$2,157	$563	$(178)	$22

Identifiable assets at June 30, 2002	$56,610	$23,177	$19,357	$8,777	$5,299

Corporate assets	2,655

Total assets at June 30, 2002	$59,265

Six months ended June 30, 2003	Con- solidated	Pneumatic tools	Hardware	Hydraulic cylinders	Heating equipment
(In thousands)
Revenues from external customers	$41,220	$21,274	$9,947	$5,889	$4,110

Segment profit (loss)	$4,966	$3,558	$1,886	$(322)	$(156)

Six months ended June 30, 2002	Con- solidated	Pneumatic tools	Hardware	Hydraulic cylinders	Heating equipment
(In thousands)
Revenues from external customers	$35,763	$19,701	$5,287	$6,508	$4,267

Segment profit (loss)	$4,334	$3,894	$588	$(272)	$124

Cumulative effect of change in accounting principle	$(3,239)	$—	—	$(3,239)	$—

The reconciliations of combined operating profits for reportable segments to consolidated income before income taxes and cumulative effect of change in accounting principle are as follows:

	Three months ended June 30,
	2003	2002
Total profit for reportable segments	$2,952,065	$2,563,635
General corporate expenses	(1,001,481)	(842,486)
Interest expense - net	(195,688)	(162,650)
Income before taxes and cumulative effect of change in accounting principle	$1,754,896	$1,558,499

	Six months ended June 30,
	2003	2002
Total profit for reportable segments	$4,965,910	$4,333,768
General corporate expenses	(1,883,777)	(1,609,185)
Interest expense - net	(383,009)	(264,422)
Income before taxes and cumulative effect of change in accounting principle	$2,699,124	$2,460,161

NOTE 12 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Numerator:
Numerator for basic and diluted earnings (loss) per common share:
Income before cumulative effect of change in accounting principle	$1,096,896	$959,499	$1,687,124	$1,513,161

Cumulative effect of change in accounting principle	—	—	—	(3,239,118)
Net income (loss)	$1,096,896	$959,499	$1,687,124	$(1,725,957)

Denominator:
Denominator for basic earnings (loss) per common share - weighted average common shares outstanding	3,505,785	3,505,272	3,505,935	3,507,924

Effect of dilutive securities: Common stock options	72,809	77,149	70,719	76,552
Denominator for diluted earnings per common share - adjusted weighted average common shares and assumed conversions	3,578,594	3,582,421	3,576,654	3,584,476

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

The effective tax rates for the quarters ended June 30, 2003 and 2002 were 37.5% and 38.4%, respectively.

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

The effective tax rates for the six months ended June 30, 2003 and 2002 were 37.5% and 38.5%, respectively.

Liquidity and Capital Resources

The Company gauges its liquidity and financial stability by the measurements shown in the following table (dollar amounts in thousands):

	June 30, 2003	December 31, 2002	June 30, 2002
Working Capital	$19,323	$19,779	$22,010
Current Ratio	2.20 to 1	2.49 to 1	3.02 to 1
Shareholders’ Equity	$35,304	$33,823	$32,401

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

P & F INDUSTRIES, INC.
(Registrant)

	By	/s/ Joseph A. Molino, Jr.
Joseph A. Molino, Jr.
Vice President
Dated: May 17, 2004		(Principal Financial Officer)

EXHIBIT INDEX

Number	Description

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