Form 10-Q/A
period 2003-09-30
P&F INDUSTRIES INC
filed 2004-05-17
CIK 75340

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

P & F INDUSTRIES, INC.

FORM 10-Q/A

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends and restates Items 1 and 2 of Part I contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 to give effect to the restatement of the Company’s consolidated financial statements for the quarter ended March 31, 2003, as discussed in Note 3 of the Notes to Consolidated Financial Statements. Except as set forth in Items 1 and 2 of Part I below, the Company has not made any changes to, nor updated any disclosures contained in, its Quarterly Report on Form 10-Q filed on November 13, 2003.

ii

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30, 2003	December 31, 2002
ASSETS
CURRENT:
Cash	$1,163,550	$1,024,222
Accounts receivable, less allowance for possible losses of $392,662 in 2003 and $354,441 in 2002 (Note 8)	14,598,161	10,864,261
Inventories (Notes 7 and 8)	21,262,989	19,580,073
Deferred income taxes - net	485,000	485,000
Prepaid expenses and other	1,198,558	1,080,313
TOTAL CURRENT ASSETS	38,708,258	33,033,869

PROPERTY AND EQUIPMENT (Note 8):
Land	1,582,938	1,582,938
Buildings and improvements	8,983,150	8,811,117
Machinery and equipment	15,012,719	14,514,353
	25,578,807	24,908,408
Less accumulated depreciation and amortization	12,599,275	11,409,203
NET PROPERTY AND EQUIPMENT	12,979,532	13,499,205

GOODWILL, net of accumulated amortization of $1,419,274 (Note 2)	10,654,867	10,210,621

OTHER INTANGIBLE ASSETS, net of accumulated amortization of $753,667 in 2003 and $354,667 in 2002	1,906,333	2,305,333

OTHER ASSETS, net of accumulated amortization of $173,759 in 2003 and $180,858 in 2002	126,301	118,528
TOTAL ASSETS	$64,375,291	$59,167,556

See accompanying notes to consolidated financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

	September 30, 2003	December 31, 2002
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings (Note 8)	$9,500,000	$4,500,000
Accounts payable	3,240,650	2,860,271
Accruals:
Compensation	1,677,000	2,112,377
Other (Note 9)	2,698,177	2,379,962
Current maturities of long-term debt (Note 8)	1,509,180	1,402,547
TOTAL CURRENT LIABILITIES	18,625,007	13,255,157

LONG-TERM DEBT, less current maturities (Note 8)	9,240,336	11,591,989

DEFERRED INCOME TAXES - net	351,000	497,000
TOTAL LIABILITIES	28,216,343	25,344,146

COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)

SHAREHOLDERS’ EQUITY (Note 10):
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A - $1 par; authorized - 7,000,000 shares; issued - 3,730,367 shares in 2003 and 3,690,367 shares in 2002	3,730,367	3,690,367
Class B - $1 par; authorized - 2,000,000 shares; no shares issued or outstanding	—	—
Additional paid-in capital	8,588,590	8,540,528
Retained earnings	25,566,832	22,997,016
Treasury stock, at cost (223,736 shares in 2003 and 176,045 shares in 2002)	(1,726,841)	(1,404,501)
TOTAL SHAREHOLDERS’ EQUITY	36,158,948	33,823,410

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$64,375,291	$59,167,556

See accompanying notes to consolidated financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
REVENUES (Note 11):
Net sales	$23,614,451	$20,915,289	$64,584,445	$56,351,585
Other	88,251	167,220	338,438	494,039
	23,702,702	21,082,509	64,922,883	56,845,624

COSTS AND EXPENSES:
Cost of sales	16,967,999	14,864,251	45,046,765	39,388,993
Selling, general and administrative	5,149,755	4,679,836	15,209,037	13,193,626
Interest - net	172,256	233,416	555,265	497,838
	22,290,010	19,777,503	60,811,067	53,080,457

INCOME BEFORE TAXES ON INCOME AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	1,412,692	1,305,006	4,111,816	3,765,167

TAXES ON INCOME	530,000	528,000	1,542,000	1,475,000

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	882,692	777,006	2,569,816	2,290,167

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAXES OF $1,668,000 (Note 2)	—	—	—	(3,239,118)

NET INCOME (LOSS)	$882,692	$777,006	$2,569,816	$(948,951)

See accompanying notes to consolidated financial statements (unaudited).

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Weighted average common shares outstanding (Note 12):
Basic	3,503,766	3,516,519	3,505,204	3,510,820

Diluted	3,584,939	3,580,074	3,579,407	3,583,039

Earnings (loss) per share of common stock (Note 12):

Basic:
Income before cumulative effect of change in accounting principle	$.25	$.22	$.73	$.65

Cumulative effect of change in accounting principle, net of taxes	—	—	—	(.92)

Net income (loss)	$.25	$.22	$.73	$(.27)

Diluted:
Income before cumulative effect of change in accounting principle	$.25	$.22	$.72	$.64

Cumulative effect of change in accounting principle, net of taxes	—	—	—	(.90)

Net income (loss)	$.25	$.22	$.72	$(.26)

See accompanying notes to consolidated financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Total

Balance, January 1, 2003	$3,690,367	$8,540,528	$22,997,016	$(1,404,501)	$33,823,410

Net income for the nine months ended September 30, 2003	—	—	2,569,816	—	2,569,816

Exercise of stock options	40,000	48,062	—	—	88,062

Purchase of Class A Common Stock (Note 10)	—	—	—	(322,340)	(322,340)

Balance, September 30, 2003	$3,730,367	$8,588,590	$25,566,832	$(1,726,841)	$36,158,948

Shares	Common stock	Treasury stock
Balance, January 1, 2003	3,690,367	176,045

Exercise of stock options	40,000	—

Purchase of Class A Common Stock	—	47,691

Balance, September 30, 2003	3,730,367	223,736

See accompanying notes to consolidated financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,569,816	$(948,951)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Cumulative effect of change in accounting principle - net of taxes	—	3,239,118
Depreciation and amortization	1,307,990	1,176,161
Amortization of intangible assets	425,714	234,550
Issuance of Class A Common Stock	—	89,163
Loss on disposal of fixed assets	11,638	—
Provision for losses on accounts receivable - net	38,221	5,861
Deferred income taxes	(146,000)	(23,000)
Decrease (increase) - net of acquisition of Nationwide Industries, Inc. in 2002:
Accounts receivable	(3,772,121)	(1,989,694)
Inventories	(1,682,916)	(2,882,772)
Prepaid expenses and other	(123,763)	(354,145)
Other assets	(28,969)	—
Increase (decrease) - net of acquisition of Nationwide Industries, Inc. in 2002:
Accounts payable	380,379	2,685,922
Accruals and other	(117,162)	158,542
Total adjustments	(3,706,989)	2,339,706
Net cash (used in) provided by operating activities	(1,137,173)	1,390,755

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(799,955)	(3,707,085)
Payments for acquisition of Nationwide Industries, Inc. - net of $2,920 cash acquired	—	(10,448,794)
Additional payments for purchase of Nationwide Industries, Inc.	(444,246)	—
Payments for acquisition-related expenses	—	(800,891)
Payment for acquisition of product line	—	(397,940)
Net cash used in investing activities	(1,244,201)	(15,354,710)

See accompanying notes to consolidated financial statements (unaudited).

	Nine months ended September 30,
	2003	2002
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	9,000,000	4,000,000
Repayments of short-term borrowings	(4,000,000)	(1,435,000)
Proceeds from mortgage	1,697,301	2,024,000
Proceeds from term loan	—	11,500,000
Principal payments on long-term debt	(3,942,321)	(1,658,994)
Proceeds from exercise of stock options	88,062	—
Purchase of Class A Common Stock	(322,340)	(100,800)
Net cash provided by financing activities	2,520,702	14,329,206

NET INCREASE IN CASH	139,328	365,251

CASH AT BEGINNING OF PERIOD	1,024,222	507,833

CASH AT END OF PERIOD	$1,163,550	$873,084

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:

Income taxes	$1,329,212	$1,282,500

Interest	$566,885	$443,834

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

NOTE 3 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s consolidated financial statements as of September 30, 2003, filed as part of its Quarterly Report on Form 10-Q filed on November 13, 2003, the Company determined that it needed to revise its provision for taxes on income in previously issued financial statements. This change resulted from the amortization of a deferred tax liability, not previously recorded, related to the acquisition of Nationwide. The Company’s consolidated financial statements as of September 30, 2003 and for the three month and nine month periods ended September 30, 2003 have been restated from the amounts previously reported.

Certain balance sheet amounts at December 31, 2002 have been reclassified to conform with the current year’s presentation.

The following is a summary of the effects of the restatements:

	September 30, 2003
	Previously reported	Restated

Deferred income taxes	$695,000	$485,000

Total current assets	38,918,258	38,708,258

Deferred income taxes	1,377,000	—

Goodwill	9,682,867	10,654,867

Total assets	64,990,291	64,375,291

Accruals - other	2,616,177	2,698,177

Deferred income taxes	210,000	—

Total current liabilities	18,753,007	18,625,007

Deferred income taxes	1,031,000	351,000

Total liabilities	29,024,343	28,216,343

Retained earnings	25,373,832	25,566,832

Total shareholders’ equity	35,965,948	36,158,948

Total liabilities and shareholders’ equity	$64,990,291	$64,375,921

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30, 2003		Nine months ended September 30, 2003
	Previously reported	Restated	Previously reported	Restated

Taxes on income	$595,000	$530,000	$1,735,000	$1,542,000

Income before cumulative effect of change in accounting principle and Net income	$817,692	$882,692	$2,376,816	$2,569,816

Earnings per share of common stock:
Income before cumulative effect of change in accounting principle and Net income
Basic	$.23	$.25	$.68	$.73

Diluted	$.23	$.25	$.66	$.72

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30, 2003
	Previously reported	Restated

Cash flows from operating activities:
Net income	$2,376,816	$2,569,816

Adjustments to reconcile net income to net cash used in operating activities:
(Decrease) increase in:
Deferred income taxes	—	(146,000)

Accruals and other	(70,162)	(117,162)

Total adjustments	$(3,513,989)	$(3,706,989)

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

Under the provisions of SFAS 123, the Company’s net income (loss) and its basic and diluted earnings (loss) per share would have changed to the pro forma amounts indicated below:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income (loss) as reported	$882,692	$777,006	$2,569,816	$(948,951)
Pro forma adjustment for employee compensation determined under fair value method	—	(402,696)	—	(402,696)
Pro forma net income (loss)	$882,692	$374,310	$2,569,816	$(1,351,647)

Basic earnings (loss) per share
As reported	$.25	$.22	$.73	$(.27)

Pro forma	$.25	$.11	$.73	$(.38)

Diluted earnings (loss) per share
As reported	$.25	$.22	$.72	$(.26)

Pro forma	$.25	$.10	$.72	$(.38)

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

NOTE 10 - CAPITAL STOCK TRANSACTIONS

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

Three months ended September 30, 2003	Con- solidated	Pneumatic tools	Hardware	Hydraulic cylinders	Heating equipment
(In thousands)
Revenues from external customers	$23,703	$12,431	$5,282	$3,452	$2,538

Segment profit (loss)	$2,543	$1,734	$912	$(69)	$(34)

Identifiable assets at September 30, 2003	$62,059	$28,632	$18,913	$8,870	$5,644
Corporate assets	2,931
Total assets at September 30, 2003	$64,990

Three months ended September 30, 2002	Con- solidated	Pneumatic tools	Hardware	Hydraulic cylinders	Heating equipment
(In thousands)
Revenues from external customers	$21,083	$11,221	$4,637	$2,980	$2,245

Segment profit (loss)	$2,427	$1,862	$822	$(216)	$(41)

Identifiable assets at September 30, 2002	$62,039	$27,710	$19,687	$8,757	$5,885
Corporate assets	2,532
Total assets at September 30, 2002	$64,571

Nine months ended September 30, 2003	Con- solidated	Pneumatic tools	Hardware	Hydraulic cylinders	Heating equipment
(In thousands)
Revenues from external customers	$64,923	$33,705	$15,229	$9,341	$6,648

Segment profit (loss)	$7,509	$5,292	$2,798	$(391)	$(190)

Nine months ended September 30, 2002	Con- solidated	Pneumatic tools	Hardware	Hydraulic cylinders	Heating equipment
(In thousands)
Revenues from external customers	$56,846	$30,922	$9,924	$9,488	$6,512

Segment profit (loss)	$6,761	$5,756	$1,410	$(488)	$83

Cumulative effect of change in accounting principle	$(3,239)	$—	$—	$(3,239)	$—

The reconciliations of combined operating profits for reportable segments to consolidated income before income taxes and cumulative effect of change in accounting principle are as follows:

	Three months ended September 30,
	2003	2002
Total profit for reportable segments	$2,543,152	$2,427,230

General corporate expenses	(958,204)	(888,808)

Interest expense - net	(172,256)	(233,416)

Income before taxes and cumulative effect of change in accounting principle	$1,412,692	$1,305,006

	Nine months ended September 30,
	2003	2002
Total profit for reportable segments	$7,509,062	$6,760,998

General corporate expenses	(2,841,981)	(2,497,993)

Interest expense - net	(555,265)	(497,838)

Income before taxes and cumulative effect of change in accounting principle	$4,111,816	$3,765,167

NOTE 12 - EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Numerator:
Numerator for basic and diluted earnings (loss) per common share:
Income before cumulative effect of change in accounting principle	$882,692	$777,006	$2,569,816	$2,290,167

Cumulative effect of change in accounting principle	—	—	—	(3,239,118)
Net income (loss)	$882,692	$777,006	$2,569,816	$(948,951)

Denominator:
Denominator for basic earnings (loss) per common share - weighted average common shares outstanding	3,503,766	3,516,519	3,505,204	3,510,820

Effect of dilutive securities: Common stock options	81,173	63,555	74,203	72,219

Denominator for diluted earnings per common share - adjusted weighted average common shares and assumed conversions	3,584,939	3,580,074	3,579,407	3,583,039

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

The effective tax rates for the quarters ended September 30, 2003 and 2002 were 37.5% and 40.5%, respectively.

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

The effective tax rates for the nine months ended September 30, 2003 and 2002 were 37.5% and 39.2%, respectively.

Liquidity and Capital Resources

The Company gauges its liquidity and financial stability by the measurements shown in the following table (dollar amounts in thousands):

	September 30, 2003	December 31, 2002	September 30, 2002
Working Capital	$20,083	$19,779	$22,254
Current Ratio	2.08 to 1	2.49 to 1	2.38 to 1
Shareholders’ Equity	$36,159	$33,823	$33,267

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