Form 10-Q
period 2004-03-31
P&F INDUSTRIES INC
filed 2004-05-17
CIK 75340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2004

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

As of May 14, 2004, there were 3,516,631 shares of the registrant’s Class A Common Stock outstanding.

P & F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

i

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31, 2004	December 31, 2003
ASSETS

CURRENT:
Cash	$929,155	$213,409
Accounts receivable, net	12,094,732	11,921,846
Inventories	17,910,493	18,755,061
Deferred income taxes - net	789,000	789,000
Prepaid expenses and other	1,446,195	1,456,188
TOTAL CURRENT ASSETS	33,169,575	33,135,504

PROPERTY AND EQUIPMENT:
Land	1,582,938	1,582,938
Buildings and improvements	9,040,149	9,035,412
Machinery and equipment	15,126,375	14,962,867
	25,749,462	25,581,217
Less accumulated depreciation and amortization	13,234,992	12,840,367
NET PROPERTY AND EQUIPMENT	12,514,470	12,740,850

GOODWILL, net of accumulated amortization of $1,419,274	10,591,300	10,561,703

OTHER INTANGIBLE ASSETS, net of accumulated amortization of $1,019,667 in 2004 and $886,667 in 2003	1,640,333	1,773,333

OTHER ASSETS, net of accumulated amortization of $181,693 in 2004 and $178,210 in 2003	136,371	120,534
TOTAL ASSETS	$58,052,049	$58,331,924

See accompanying notes to consolidated financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31, 2004	December 31, 2003
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$4,500,000	$3,000,000
Accounts payable	2,830,381	3,302,185
Accruals:
Compensation	725,309	1,730,180
Other	2,431,868	2,616,691
Current maturities of long-term debt	1,528,256	1,526,213
TOTAL CURRENT LIABILITIES	12,015,814	12,175,269

LONG-TERM DEBT, less current maturities	8,385,338	8,723,324

DEFERRED INCOME TAXES - net	406,000	455,000
TOTAL LIABILITIES	20,807,152	21,353,593

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A - $1 par; authorized - 7,000,000 shares; issued - 3,740,367 shares in 2004 and 3,735,367 shares in 2003	3,740,367	3,735,367
Class B - $1 par; authorized - 2,000,000 shares; no shares issued or outstanding	—	—
Additional paid-in capital	8,634,840	8,609,840
Retained earnings	26,596,531	26,359,965
Treasury stock, at cost (223,736 shares in 2004 and 2003)	(1,726,841)	(1,726,841)
TOTAL SHAREHOLDERS’ EQUITY	37,244,897	36,978,331

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$58,052,049	$58,331,924

See accompanying notes to consolidated financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended March 31,
	2004	2003
		(restated)
REVENUES:
Net sales	$19,546,039	$19,355,770
Other	29,257	126,106
	19,575,296	19,481,876

COSTS AND EXPENSES:
Cost of sales	13,984,003	13,479,502
Selling, general and administrative	5,071,545	4,870,825
Interest – net	123,182	187,321
	19,178,730	18,537,648

INCOME BEFORE TAXES ON INCOME	396,566	944,228

TAXES ON INCOME	160,000	354,000

NET INCOME	$236,566	$590,228
Weighted average common shares outstanding:
Basic	3,515,447	3,506,086

Diluted	3,632,539	3,574,715

Earnings per share of common stock:

Basic	$.07	$.17

Diluted	$.07	$.16

See accompanying notes to consolidated financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Total

Balance, January 1, 2004	$3,735,367	$8,609,840	$26,359,965	($1,726,841)	$36,978,331

Net income for the three months ended March 31, 2004	—	—	236,566	—	236,566

Exercise of stock options	5,000	25,000	—	—	30,000

Balance, March 31, 2004	$3,740,367	$8,634,840	$26,596,531	($1,726,841)	$37,244,897

Shares	Common stock	Treasury stock

Balance, January 1, 2004	3,735,367	223,736

Exercise of stock options	5,000	—

Balance, March 31, 2004	3,740,367	223,736

See accompanying notes to consolidated financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2004	2003
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$236,566	$590,228
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	435,051	435,228
Amortization of intangible assets	136,483	148,808
Provision for losses on accounts receivable - net	4,326	21,656
Deferred income taxes	(49,000)	(49,000)
Gain on disposal of fixed assets	(10,206)	—
Decrease (increase) in:
Accounts receivable	(177,212)	188,570
Inventories	844,568	(2,376,130)
Prepaid expenses and other	8,959	12,916
Other assets	(18,286)	(20,836)
Increase (decrease) in:
Accounts payable	(471,804)	1,844,119
Accruals and other	(1,189,694)	(1,482,152)
Total adjustments	(486,815)	(1,276,821)
Net cash used in operating activities	(250,249)	(686,593)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(225,997)	(295,451)
Additional payments for purchase of Nationwide Industries, Inc.	(29,597)	(75,000)
Proceeds from disposal of fixed assets	27,532	—
Net cash used in investing activities	(228,062)	(370,451)

See accompanying notes to consolidated financial statements (unaudited).

	Three months ended March 31,
	2004	2003
		(restated)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	1,500,000	3,000,000
Proceeds from mortgage	—	1,697,301
Principal payments on long-term debt	(335,943)	(1,772,754)
Proceeds from exercise of stock options	30,000	—
Purchase of Class A Common Stock	—	(71,819)

Net cash provided by financing activities	1,194,057	2,852,728

NET INCREASE IN CASH	715,746	1,795,684

CASH AT BEGINNING OF PERIOD	213,409	1,024,222

CASH AT END OF PERIOD	$929,155	$2,819,906

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:

Income taxes	$152,000	$—

Interest	$122,733	$197,846

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

Florida Pneumatic is engaged in the importation, manufacture and sale of pneumatic hand tools, primarily for the industrial and retail markets, and the importation and sale of compressor air filters. Florida Pneumatic also markets, through its Berkley Tool division (“Berkley”), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely-used brand of pipe cutting and threading machines. Countrywide conducts its business operations through Nationwide Industries, Inc. (“Nationwide”), its wholly-owned subsidiary, and through its Franklin Manufacturing (“Franklin”) division. Nationwide is an importer and manufacturer of door, window and fencing hardware. Franklin imports a line of door and window hardware. Green is engaged primarily in the manufacture, development and sale of heavy-duty welded custom designed hydraulic cylinders. Green also manufactures a line of access equipment for the petro-chemical industry and a line of post hole digging equipment for the agricultural industry. Embassy is engaged in the manufacture and sale of baseboard heating products and the importation and sale of radiant heating systems. Note 12 of the Notes to Consolidated Financial Statements presents financial information for the segments of the Company’s business.

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

The consolidated balance sheet information as of December 31, 2003 was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The interim financial statements contained herein should be read in conjunction with that Report.

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

NOTE 3 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s consolidated financial statements as of March 31, 2003, filed as part of its Quarterly Report on Form 10-Q filed on May 14, 2003, the Company determined that it needed to revise its provision for taxes on income in previously issued financial statements. This change resulted from the amortization of a deferred tax liability, not previously recorded, related to the acquisition of Nationwide. The Company’s consolidated statement of income for the three months ended March 31, 2003 has been restated from the amounts previously reported. The Company has filed an amended Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

NOTE 4 - STOCK-BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure” (“SFAS 148”), which was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amended the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company’s 2002 Stock Incentive Plan had been determined in accordance with the fair value method prescribed by SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. No options were granted, and there was no pro forma compensation expense, during the quarters ended March 31, 2004 and March 31, 2003.

NOTE 5 – FOREIGN CURRENCY TRANSACTIONS

The Company accounts for changes in the fair value of its foreign currency contracts by marking them to market and recognizing any resulting gains or losses through its statement of operations. The Company also marks its yen-denominated payables to market, recognizing any resulting gains or losses in its statement of operations. At March 31, 2004, the Company had foreign currency forward contracts, maturing in 2004, to purchase yen at contracted forward rates. The value of these contracts at March 31, 2004, based on the spot rate, was approximately $2,265,000, which was the approximate value of the Company’s corresponding yen-denominated accounts payable. During the three months ended March 31, 2004, the Company recorded net realized losses of approximately $69,000 on foreign currency transactions. During the three months ended March 31, 2003, the Company recorded net realized gains of approximately $1,000 on foreign currency transactions. At March 31, 2004, the Company had an unrealized loss of approximately $33,000 on foreign currency transactions.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENT

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective February 1, 2003 for variable interest entities created after January 31, 2003, and July 1, 2003 for variable interest entities created prior to February 1, 2003 (deferred until the first quarter of 2004). The adoption of FIN 46 did not have any effect on either the Company’s results of operations or its financial position.

NOTE 7 – ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable consist of:

	March 31, 2004	December 31, 2003
Trade accounts receivable	$12,427,132	$12,249,920
Allowance for doubtful accounts	(332,400)	(328,074)
	$12,094,732	$11,921,846

NOTE 8 - INVENTORIES

Major classes of inventory were as follows:

	March 31, 2004	December 31, 2003
Raw materials and supplies	$3,568,696	$3,521,478
Work in process	773,761	723,728
Finished goods	13,568,036	14,509,855
	$17,910,493	$18,755,061

NOTE 9 – SHORT-TERM BORROWINGS AND LONG-TERM DEBT

On June 30, 2003, the Company renewed its credit agreement, as amended, with Citibank through July 26, 2004. This agreement includes a revolving credit loan facility, which provides a total of $12,000,000, with various sublimits, for direct borrowings, letters of credit, bankers’ acceptances and equipment loans. There are no commitment fees for any unused portion of this credit facility. At March 31, 2004, there was $4,500,000 outstanding against the revolving credit loan facility. There were no open letters of credit at March 31, 2004.

Direct borrowings under the Company’s revolving credit loan facility are secured by the Company’s accounts receivable, inventory and equipment and are cross-guaranteed by each of the Company’s subsidiaries. These borrowings bear interest at either the prime interest rate or LIBOR (London InterBank Offered Rate) plus 1.6%. The prime interest rate at March 31, 2004 was 4.0% and LIBOR was approximately 1.1%. The prime interest rate at March 31, 2003 was 4.25% and LIBOR was approximately 1.3%.

The credit agreement also includes a foreign exchange line, which provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding at March 31, 2004, based on the spot rate, was approximately $2,265,000.

Under the terms of the Company’s credit agreement, the Company is required to adhere to certain financial covenants. At March 31, 2004, and for the three months then ended, the Company satisfied all of these covenants. The credit agreement is subject to annual review by the lending bank.

The credit agreement also includes a term loan facility, which provides a maximum commitment of $15,000,000 to finance acquisitions subject to the lending bank’s approval. The Company borrowed $11,500,000 against this facility to finance the acquisition of Nationwide in 2002, and there was $5,000,000 outstanding against this facility at March 31, 2004. There was also a standby letter of credit totaling approximately $186,000 outstanding against this facility at March 31, 2004. This standby letter of credit is used to secure the Economic Development Revenue Bond assumed as part of the acquisition of Green.

Certain of the Company’s mortgage agreements require the Company to adhere to certain financial covenants. At March 31, 2004, and for the three months then ended, the Company satisfied all of these covenants.

NOTE 10 - WARRANTY LIABILITY

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

Changes in the Company’s warranty liability, included in other accrued liabilities, for the periods ended March 31, 2004 and March 31, 2003 were as follows:

	Three months ended March 31,
	2004	2003
Balance, beginning of period	$210,989	$186,513

Warranties issued and changes in estimated pre-existing warranties	263,589	114,898

Actual warranty costs incurred	(258,084)	(105,849)
Balance, end of period	$216,494	$195,562

NOTE 11 - CAPITAL STOCK TRANSACTIONS

During the three months ended March 31, 2003, the Company purchased 10,800 shares of Class A Common Stock, at a cost of $71,819.

NOTE 12 - SEGMENTS OF BUSINESS

The following tables present financial information by segment for the periods ended March 31, 2004 and 2003. Segment profit (loss) excludes general corporate expenses, interest expense and income taxes. All intersegment revenues have been eliminated.

Three months ended March 31, 2004 (In thousands)	Con- solidated	Pneumatic tools	Hardware	Hydraulic cylinders	Heating equipment

Revenues from external customers	$19,575	$9,457	$4,493	$3,120	$2,505

Segment profit (loss)	$1,530	$1,081	$617	$(163)	$(5)

Identifiable assets at March 31, 2004	$56,471	$22,386	$19,641	$8,543	$5,901

Corporate assets	1,581

Total assets at March 31, 2004	$58,052

Three months ended March 31, 2003 (restated) (In thousands)	Con- solidated	Pneumatic tools	Hardware	Hydraulic cylinders	Heating equipment

Revenues from external customers	$19,482	$10,341	$4,250	$2,862	$2,029

Segment profit (loss)	$2,014	$1,769	$605	$(216)	$(144)

Identifiable assets at March 31, 2003	$59,929	$25,134	$20,614	$8,803	$5,378

Corporate assets	2,994

Total assets at March 31, 2003	$62,923

The reconciliations of combined operating profits for reportable segments to consolidated income before income taxes and cumulative effect of change in accounting principle are as follows:

	Three months ended March 31,
	2004	2003
Total profit for reportable segments	$1,529,470	$2,013,845

General corporate expenses	(1,009,722)	(882,296)

Interest expense - net	(123,182)	(187,321)
Income before taxes on income	$396,566	$944,228

NOTE 13 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended March 31,
	2004	2003
		(restated)
Numerator:
Numerator for basic and diluted earnings per common share:
Net income	$236,566	$590,228

Denominator:
Denominator for basic earnings per common share – weighted average common shares outstanding	3,515,447	3,506,086

Effect of dilutive securities:
Common stock options	117,092	68,629

Denominator for diluted earnings per common share - adjusted weighted average common shares and assumed conversions	3,632,539	3,574,715

There were outstanding during the three month periods ended March 31, 2004 and 2003 stock options whose exercise prices were higher than the average market values for the respective periods. These options are anti-dilutive and are excluded from the computation of earnings per share. The weighted average anti-dilutive stock options outstanding were as follows:

	Three months ended March 31,
	2004	2003
Weighted average anti-dilutive stock options outstanding	19,000	253,664

P & F INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Any forward-looking statements contained herein, including those related to the Company’s future performance, are based upon the Company’s historical performance and on current plans, estimates and expectations, which are subject to various risks and uncertainties, including, but not limited to, the impact of competition, product demand and pricing. These risks could cause the Company’s actual results for the balance of fiscal year 2004 and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company. Forward-looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

The Company’s consolidated revenues for the quarter ended March 31, 2004 increased 0.5%, from $19,481,876 to $19,575,296. Revenues increased at three of the four subsidiaries, with the greatest increase at Embassy.  Substantially offsetting the three increases was an 8.5% decrease in revenues at Florida Pneumatic, resulting primarily from the loss of a major customer in early 2004. Overall gross profit decreased, resulting primarily from a less favorable product mix and the increase in cost of imported product due to the weakening of the U.S. dollar versus both the yen and euro. Profits decreased overall, from $590,228 to $236,566.

Critical Accounting Policies and Estimates

There have been no material changes in the Company’s critical accounting policies and estimates from those discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

Quarters ended March 31, 2004 and March 31, 2003

Revenues

Revenues for the quarters ended March 31, 2004 and 2003 were as follows:

Three months ended March 31,	Consolidated	Pneumatic tools and related equipment	Hardware	Hydraulic cylinders and related equipment	Heating products
2004	$19,575,296	$9,457,621	$4,492,702	$3,120,161	$2,504,812

2003	$19,481,876	$10,340,409	$4,250,034	$2,862,247	$2,029,186

% increase (decrease)	0.5%	(8.5)%	5.7%	9.0%	23.4%

Revenues from pneumatic tools and related equipment decreased due primarily to lower industrial revenues, resulting from the loss of a major customer in early 2004 of approximately $650,000, lower retail promotion and base sales of approximately $450,000 and decreases in Berkeley tool division and filter sales and commission revenues. This was partially offset by increased sales to the automotive after-market of approximately $300,000. Selling prices of pneumatic tools and related equipment were unchanged.

Revenues from hardware increased due to an increase in Nationwide’s revenues of approximately $400,000, reflecting an increase of approximately $650,000 from sales of fencing products.  The increase at Nationwide was partially offset by a decrease in revenues of approximately $160,000 at Franklin, as a significant customer reduced its ordering, because of a plan to reduce inventory carrying levels. During the first quarter of 2004, the Company incurred increases in the price of steel. Effective February 1, 2004, Nationwide began charging fencing product customers an additional 4-5% to cover the increased cost. During April of 2004, the Company began increasing prices to customers at Franklin and to other customers at Nationwide in an effort to cover the cost increases.

Revenues from hydraulic cylinders and other equipment increased primarily due to entry into a new market for log splitter cylinders.  Sales of these newly-developed cylinders imported from China accounted for approximately $175,000 of the increase. The overall increase was partially offset by decreased sales in the access product line driven by weakness in the capital goods market. During the first quarter of 2004, the Company incurred increases in the price of steel. During April of 2004, the Company began increasing cylinder prices to customers by 3.8%, the approximate amount of the cost increases.

Revenues from heating products increased due primarily to increased boiler and commercial heating product sales, reflecting continued market penetration with these newer product lines, and increased baseboard and radiant sales, resulting from strong housing starts in the 2004 first quarter. Selling prices of heating products were unchanged, with the exception of a modest price increase for baseboard products during the second quarter of 2003. During the first quarter of 2004, the Company incurred increases in the price of steel, copper and aluminum. During the second quarter of 2004, the Company began increasing prices across all product lines within this segment in amounts that approximate the cost increases.

Gross Profit

Gross profits for the quarters ended March 31, 2004 and 2003 were as follows:

Quarter ended March 31,	Consolidated	Pneumatic tools and related equipment	Hardware	Hydraulic cylinders and related equipment	Heating products
2004	$5,591,293	$3,063,864	$1,556,786	$240,650	$729,993
	28.6%	32.4%	34.7%	7.7%	29.1%

2003	$6,002,374	$3,819,076	$1,363,568	$212,225	$607,505
	30.8%	36.9%	32.1%	7.4%	29.9%

The decrease in the gross profit percentage from pneumatic tools and related equipment was due primarily to the loss of a major customer noted above with a better than average gross margin and the weakness of the U.S. dollar in relation to the Japanese yen, partially offset by productivity improvements and cost reductions from suppliers. The increase in the gross profit percentage from hardware products was due primarily to a more favorable product mix and cost savings in material purchases and labor productivity.  The increase in the gross profit percentage from hydraulic cylinders and other equipment was due primarily to increased sales noted above, which increased coverage of fixed expenses, including an increase in sales of imported products. This was partially offset by material cost increases. The decrease in the gross profit percentage from heating equipment was due primarily to lower radiant margins, resulting principally from the weakening of the U.S. dollar in relation to the euro, and an increase in boiler sales noted above that were at reduced margins.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased 4.1%, from $4,870,825 to $5,071,545, due primarily to increased compensation at Nationwide and, to a lesser extent, to increased professional fees, mainly related to corporate compliance and reporting requirements. These increases were partially offset by substantial decreases resulting from cost-cutting efforts in all of the segments. As a percentage of revenues, selling, general and administrative expenses increased from 25.0% to 25.9%, due primarily to the increased expenses discussed above.

Interest—Net

Net interest expense decreased from $187,321 to $123,182, due primarily to lower average borrowings under both the revolving credit and term loan facilities.

Taxes on Income

The effective tax rates for the quarters ended March 31, 2004 and 2003 were 40.3% and 37.5%, respectively. The increase in the effective tax rate was due primarily to an increase in expenses that are not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash flows from operations are cyclical, with the greatest demand in the second and third quarters followed by very positive cash flows in the fourth quarter as receivables and inventory trend down. Due to its strong asset base and predictable cash flows, the Company has access to substantial additional capital, if and when needed, based on favorable banking relationships. The Company monitors average days sales outstanding, inventory turns and capital expenditures to project liquidity needs and evaluate return on assets employed.

The Company gauges its liquidity and financial stability by the measurements shown in the following table (dollar amounts in thousands):

	March, 31, 2004	December 31, 2003	March 31, 2003
Working Capital	$21,154	$20,960	$20,008
Current Ratio	2.76 to 1	2.72 to 1	2.18 to 1
Shareholders’ Equity	$37,245	$36,978	$34,342

Cash increased 335.4%, or $.7 million, from $.2 million as of December 31, 2003 to $.9 million as of March 31, 2004. The Company’s debt levels increased from $13.2 million at December 31, 2003 to $14.4 million at March 31, 2004. Total percent of debt to total capitalization increased from 35.8% at December 31, 2003 to 38.7% at March 31, 2004.

In connection with Countrywide’s acquisition of all of the stock of Nationwide in 2002, the Company is liable for contingent earnout payments to Nationwide’s previous owner, in amounts equal to 30% of the excess of Nationwide’s earnings, before amortization of intangible assets, interest and taxes, over $2,500,000, for each of the five twelve-month periods subsequent to the acquisition date. These contingent earnout payments have been and will be treated as additions to goodwill. During the quarter ended March 31, 2004, the Company recorded net additions to goodwill of approximately $30,000, related to contingent earnout payments.

During the quarter ended March 31, 2004, gross accounts receivable increased by approximately $177,000, with increases of approximately $826,000 and $272,000 at Countrywide and Embassy, respectively, partially offset by decreases of $835,000 and $86,000 at Florida Pneumatic and Green, respectively. The increase at Countrywide was due primarily to an increase in sales in the first quarter of 2004, compared to the fourth quarter of 2003, and for its Franklin division, the timing of shipments. The increase at Embassy was due primarily to an increase in sales in the first quarter of 2004 versus the fourth quarter of 2003. The decrease at Florida Pneumatic was due primarily to improved collections and the timing of retail promotional receipts. The decrease at Green was due primarily to improved collections.

Inventories decreased by approximately $845,000 during the quarter ended March 31, 2004, with a decrease of approximately $1,501,000 at Florida Pneumatic, partially offset by increases of approximately $333,000, $227,000 and $96,000 at Countrywide, Green and Embassy, respectively. The decrease at Florida Pneumatic was due primarily to reduced purchases, the loss of a major customer in early 2004 noted above and more efficient ordering levels for safety stock. The increase at Countrywide was due primarily to a concerted effort to support overall growth in the business and preparation for the peak spring season at Nationwide. The increase at Green was due primarily to the timing of inventory receipts and a further investment in inventory for import cylinders. The increase at Embassy was due primarily to the timing of radiant and boiler inventory receipts.

During the first quarter of 2004, short-term borrowings increased by $1,500,000, primarily to fund working capital needs.

During the first quarter of 2004, accounts payable decreased by approximately $472,000, with a decrease of approximately $908,000 at Florida Pneumatic, partially offset by increases of $170,000, $165,000 and $101,000 at Embassy, Green and Countrywide, respectively. The decrease at Florida Pneumatic was due primarily to reduced purchases and the timing of payments. The increase at Embassy was due primarily to the timing of purchases. The increase at Green was due primarily to the timing of payments. The increase at Countrywide was due primarily to the timing of purchases.

On June 30, 2003, the Company renewed its credit agreement, as amended, with Citibank through July 26, 2004. This agreement provides the Company with various credit facilities, including revolving credit loans, term loans for acquisitions and a foreign exchange line. The credit agreement is subject to annual review by Citibank.

The revolving credit loan facility provides a maximum of $12,000,000, with various sublimits, for direct borrowings, letters of credit, bankers’ acceptances and equipment loans. There are no commitment fees for any unused portion of this credit facility.  At March 31, 2004, there was $4,500,000 outstanding against the revolving credit loan facility. There were no open letters of credit at March 31, 2004.

The term loan facility provides a maximum commitment of $15,000,000 to finance acquisitions subject to the lending bank’s approval. There are no commitment fees for any unused portion of this credit facility. The Company borrowed $11,500,000 against this facility to finance the acquisition of Nationwide. At March 31, 2004, there was $5,000,000 outstanding against the term loan facility. There was also a standby letter of credit totaling approximately $186,000 outstanding against this facility at March 31, 2004. This standby letter of credit was used to secure the Economic Development Revenue Bond assumed as part of the acquisition of Green.

The foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments of foreign suppliers. The total amount of foreign currency forward contracts outstanding at March 31, 2004, based on the spot rate, was approximately $2,265,000.

Under its credit agreement, the Company is required to adhere to certain financial covenants. At March 31, 2004 and for the quarter then ended, the Company satisfied all of these covenants.

Certain of the Company’s mortgage agreements also require the Company to adhere to certain financial covenants. At March 31, 2004 and for the quarter then ended, the Company satisfied all of these covenants.

Capital spending for the quarters ended March 31, 2004 and 2003 was approximately $226,000 and $295,000, respectively, which amounts were provided from working capital. Capital expenditures for the remainder of 2004 are expected to be approximately $1,200,000, some of which may be financed through the Company’s credit facilities. Included in the expected total for the remainder of 2004 are capital expenditures relating to new products, expansion of existing product lines and replacement of equipment.

Operating activities used cash totaling approximately $250,000 and $687,000 during the quarters ended March 31, 2004 and March 31, 2003, respectively.  The Company believes that cash on hand derived from operations and cash available through borrowings under its credit facilities will be sufficient to allow the Company to meet its foreseeable working capital needs.

Off-Balance Sheet Arrangements

The Company’s foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The Company does not purchase forward contracts on New Taiwan dollars or euros. The total amount of foreign currency forward contracts outstanding at March 31, 2004, based on the spot rate, was approximately $2,265,000.

The Company, through Florida Pneumatic, imports a significant amount of its purchases from Japan, with payment due in Japanese yen. As a result, the Company is subject to the effects of foreign currency exchange fluctuations. The Company uses a variety of techniques to protect itself from any adverse effects from these fluctuations, including increasing its selling prices, obtaining price reductions from its overseas suppliers, using alternative supplier sources and entering into foreign currency forward contracts. The increase in the strength of the Japanese yen versus the U.S. dollar over the first three months of 2004 had a negative effect on the Company’s results of operations and its financial position. Since March 31, 2004, the relative value of the U.S dollar in relation to the Japanese yen has increased. There can be no assurance as to the future trend of this value. See “Item 3 – Quantitative and Qualitative Disclosure About Market Risk.”

New Accounting Pronouncement

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective February 1, 2003 for variable interest entities created after January 31, 2003, and July 1, 2003 for variable interest entities created prior to February 1, 2003 (deferred until the first quarter of 2004).  The adoption of FIN 46 did not have any effect on either the Company’s results of operations or its financial position.

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

The Company accounts for changes in the fair value of its foreign currency contracts by marking them to market and recognizing any resulting gains or losses through its statement of operations. The Company also marks its yen-denominated payables to market, recognizing any resulting gains or losses in its statement of operations. At March 31, 2004, the Company had foreign currency forward contracts, maturing in 2004, to purchase yen at contracted forward rates. The value of these contracts at March 31, 2004, based on the spot rate, was approximately $2,265,000, which was the approximate value of the Company’s corresponding yen-denominated accounts payable. During the three months ended March 31, 2004, the Company recorded net realized losses of approximately $69,000 on foreign currency transactions. During the three months ended March 31, 2003, the Company recorded net realized gains of approximately $1,000 on foreign currency transactions. At March 31, 2004, the Company had an unrealized loss of approximately $33,000 on foreign currency transactions.

The potential loss in value of the Company’s net investment in foreign currency forward contracts resulting from a hypothetical 10 percent adverse change in foreign exchange rates at March 31, 2004 was approximately $247,000.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed, under the supervision of, and with the participation of, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities and Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were adequate and effective, as of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (this “Report”), in timely alerting them to all material information relating to the Company and its consolidated subsidiaries that is required to be included in this Report.

Changes in internal controls

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                   Legal Proceedings

The Company is a defendant or co-defendant in various actions brought about in the ordinary course of conducting its business. The Company does not believe that any of these actions are material to the financial condition of the Company.

Item 2.                                   Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

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

(b)   Reports on Form 8-K

The Registrant filed a Report on Form 8-K dated March 29, 2004, in which it furnished a press release announcing its fourth quarter and year-end 2003 results under Items 9 and 12 of such Report.

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