Form 10-Q
period 2004-06-30
P&F INDUSTRIES INC
filed 2004-08-16
CIK 75340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2004

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

As of August 16, 2004, there were 3,516,631 shares of the registrant’s Class A Common Stock outstanding.

P & F INDUSTRIES, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2004
TABLE OF CONTENTS

i

PART I—FINANCIAL INFORMATION

Item 1.   Financial Statements

P & F INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
CURRENT:
Cash	$3,280,487	$213,409
Accounts receivable, net	15,298,211	11,921,846
Inventories	24,772,889	18,755,061
Deferred income taxes—net	789,000	789,000
Prepaid expenses and other	1,899,879	1,456,188
TOTAL CURRENT ASSETS	46,040,466	33,135,504
PROPERTY AND EQUIPMENT:
Land	1,582,938	1,582,938
Buildings and improvements	9,040,149	9,035,412
Machinery and equipment	16,507,668	14,962,867
	27,130,755	25,581,217
Less accumulated depreciation and amortization	14,010,686	12,840,367
NET PROPERTY AND EQUIPMENT	13,120,069	12,740,850
GOODWILL, net of accumulated amortization of $1,419,274	23,358,946	10,561,703
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $1,152,667 in 2004 and $886,667 in 2003	10,347,333	1,773,333
OTHER ASSETS, net of accumulated amortization of $185,177 in 2004 and $178,210 in 2003	1,008,797	120,534
TOTAL ASSETS	$93,875,611	$58,331,924

See accompanying notes to consolidated financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(unaudited)

	June 30,	December 31,
	2004	2003
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$5,000,000	$3,000,000
Accounts payable	4,606,262	3,302,185
Accruals:
Compensation	1,225,208	1,730,180
Other	2,501,668	2,616,691
Current maturities of long-term debt	1,530,058	1,526,213
TOTAL CURRENT LIABILITIES	14,863,196	12,175,269
LONG-TERM DEBT, less current maturities	40,705,144	8,723,324
DEFERRED INCOME TAXES—net	358,000	455,000
TOTAL LIABILITIES	55,926,340	21,353,593
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock—$10 par; authorized—2,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A—$1 par; authorized—7,000,000 shares; issued—3,740,367 shares in 2004 and 3,735,367 shares in 2003	3,740,367	3,735,367
Class B—$1 par; authorized—2,000,000 shares; no shares issued or outstanding	—	—
Additional paid-in capital	8,634,840	8,609,840
Retained earnings	27,300,905	26,359,965
Treasury stock, at cost (223,736 shares)	(1,726,841)	(1,726,841)
TOTAL SHAREHOLDERS’ EQUITY	37,949,271	36,978,331
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$93,875,611	$58,331,924

See accompanying notes to consolidated financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
		(restated)		(restated)
REVENUES
Net sales	$21,319,387	$21,614,224	$40,865,426	$40,969,994
Other	31,208	124,081	60,465	250,187
	21,350,595	21,738,305	40,925,891	41,220,181
COSTS AND EXPENSES:
Cost of sales	14,683,506	14,599,264	28,667,509	28,078,766
Selling, general and administrative	5,349,805	5,188,457	10,421,350	10,059,282
Interest—net	139,910	195,688	263,092	383,009
	20,173,221	19,983,409	39,351,951	38,521,057
INCOME BEFORE TAXES ON INCOME	1,177,374	1,754,896	1,573,940	2,699,124
TAXES ON INCOME	473,000	658,000	633,000	1,012,000
NET INCOME	$704,374	$1,096,896	$940,940	$1,687,124
Weighted average common shares outstanding:
Basic	3,517,755	3,505,785	3,516,601	3,505,935
Diluted	3,611,099	3,578,594	3,621,819	3,576,654
Earnings per share of common stock:
Basic	$.20	$.31	$.27	$.48
Diluted	$.20	$.31	$.26	$.47

See accompanying notes to consolidated financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Total
Balance, January 1, 2004	$3,735,367	$8,609,840	$26,359,965	$(1,726,841)	$36,978,331
Net income for the six months ended June 30, 2004	—	—	940,940	—	940,940
Exercise of stock options	5,000	25,000	—	—	30,000
Balance, June 30, 2004	$3,740,367	$8,634,840	$27,300,905	$(1,726,841)	$37,949,271

	Common	Treasury
Shares	stock	stock
Balance, January 1, 2004	3,735,367	223,736
Exercise of stock options	5,000	—
Balance, June 30, 2004	3,740,367	223,736

See accompanying notes to consolidated financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2004	2003
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$940,940	$1,687,124
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	879,488	879,774
Amortization of intangible assets	266,000	266,000
Amortization of other assets	6,967	20,757
Provision for losses on accounts receivable—net	22,858	56,798
Deferred income taxes	(97,000)	(98,000)
Gain on disposal of fixed assets	(9,570)	—
Decrease (increase) in:
Accounts receivable	(65,649)	(912,825)
Inventories	(420,284)	(1,719,124)
Prepaid expenses and other	93,402	(309,187)
Other assets	(152,303)	(33,062)
Increase (decrease) in:
Accounts payable	1,086,496	871,715
Accruals and other	(1,113,559)	(653,483)
Total adjustments	496,846	(1,630,637)
Net cash provided by operating activities	1,437,786	56,487
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(649,900)	(646,155)
Purchase of certain assets, net of certain liabilities, of Woodmark International, L.P.	(27,160,000)	—
Additional payments for acquisition-related expenses	(816,784)	—
Additional payments for purchase of Nationwide Industries, Inc.	(379,221)	(311,081)
Proceeds from disposal of fixed assets	27,532	—
Net cash used in investing activities	(28,978,373)	(957,236)

See accompanying notes to consolidated financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(unaudited)

	Six months ended June 30,
	2004	2003
		(restated)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	8,000,000	5,500,000
Repayments of short-term borrowings	(6,000,000)	(3,000,000)
Proceeds from term loan	34,000,000	—
Repayments of term loan	(5,250,000)	—
Proceeds from mortgage	—	1,697,301
Principal payments on long-term debt	(172,335)	(3,607,479)
Proceeds from exercise of stock options	30,000	47,000
Purchase of Class A Common Stock	—	(253,436)
Net cash provided by financing activities	30,607,665	383,386
NET INCREASE (DECREASE) IN CASH	3,067,078	(517,363)
CASH AT BEGINNING OF PERIOD	213,409	1,024,222
CASH AT END OF PERIOD	$3,280,487	$506,859
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$1,037,000	$508,500
Interest	$299,034	$386,465

See accompanying notes to consolidated financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1—PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements contained herein include the accounts of P & F Industries, Inc. (“P & F”) and its subsidiaries. All significant intercompany balances and transactions have been eliminated. P & F conducts its business operations through its four wholly-owned subsidiaries: Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”), Countrywide Hardware, Inc. (“Countrywide”), Green Manufacturing, Inc. (“Green”) and Embassy Industries, Inc. (“Embassy”). P & F and its subsidiaries are herein referred to collectively as the “Company.” Note 14 presents financial information for the segments of the Company’s business.

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

Countrywide conducts its business operations through Nationwide Industries, Inc. (“Nationwide”), its wholly-owned subsidiary, its Franklin Manufacturing (“Franklin”) division and Woodmark International, L.P. (“Woodmark”), a limited partnership between P & F and Countrywide. (See Note 7 for additional information regarding the Woodmark acquisition transaction.) Nationwide is an importer and manufacturer of door, window and fencing hardware. Franklin imports a line of door and window hardware. Woodmark is an importer of builders’ hardware, including staircase components and kitchen and bath hardware and accessories.

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

NOTE 2—BASIS OF FINANCIAL STATEMENT PRESENTATION

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

P & F INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 2—BASIS OF FINANCIAL STATEMENT PRESENTATION (Continued)

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

NOTE 3—RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s consolidated financial statements as of June 30, 2003, filed as part of its Quarterly Report on Form 10-Q filed on August 13, 2003, the Company determined that it needed to revise its provision for taxes on income in previously issued financial statements. This change resulted from the amortization of a deferred tax liability, not previously recorded, related to the acquisition of Nationwide. The Company’s consolidated statements of income for the three month and six month periods ended June 30, 2003 have been restated from the amounts previously reported. The Company has filed an amended Quarterly Report on Form 10-Q for the quarter ended June 30, 2003.

NOTE 4—STOCK-BASED COMPENSATION

The Company accounts for its stock option awards to its employees under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied, as required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure” (“SFAS 148”), which requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company’s 2002 Stock Incentive Plan had been determined in accordance with the fair value method prescribed by SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. No options were granted, and there was no pro forma compensation expense, during the three month and six month periods ended June 30, 2004 and June 30, 2003.

NOTE 5—FOREIGN CURRENCY TRANSACTIONS

The Company accounts for changes in the fair value of its foreign currency contracts by marking them to market and recognizing any resulting gains or losses through its statement of operations. The Company also marks its yen-denominated payables to market, recognizing any resulting gains or losses in its statement of operations. At June 30, 2004, the Company had foreign currency forward contracts, maturing in 2004, to purchase yen at contracted forward rates. The value of these contracts at June 30, 2004, based on the spot rate, was approximately $3,511,000, which was the approximate value of the Company’s corresponding yen-denominated accounts payable. During the three month periods ended June 30, 2004

P & F INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 5—FOREIGN CURRENCY TRANSACTIONS (Continued)

and 2003, the Company recorded net realized losses of approximately $14,000 and $10,000, respectively, on foreign currency transactions. During the six month periods ended June 30, 2004 and 2003, the Company recorded net realized losses of approximately $83,000 and $9,000, respectively, on foreign currency transactions. At June 30, 2004, the Company had an unrealized gain of approximately $27,000 on foreign currency transactions.

NOTE 6—NEW ACCOUNTING PRONOUNCEMENT

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

NOTE 7—ACQUISITION

On June 30, 2004, Woodmark International, L.P. (“New Woodmark” or “Woodmark”), a Delaware limited partnership between P & F and Countrywide, acquired certain assets comprising the business of the former Woodmark International L.P., a Texas limited partnership, and its wholly-owned subsidiary, the former Stair House, Inc., a Georgia corporation (collectively, the “Sellers”), and assumed certain of the Sellers’ related liabilities (the “Woodmark acquisition transaction”). Woodmark is an importer of builders’ hardware, including staircase components and kitchen and bath hardware and accessories. As a result of this transaction, Countrywide has significantly increased its purchasing power and geographic distribution.

The purchase price for this acquisition was $30,568,000, which consisted of $27,160,000 in cash and subordinated notes in the aggregate principal amount of $3,408,000. Woodmark also agreed to make additional payments to the Sellers. The amount of these payments, which would be made as of either June 30, 2007 or June 30, 2009, are to be based on increases in earnings before interest and taxes , for the year ended on the respective date, over a base of $5,100,000. Woodmark has the option to make a payment as of June 30, 2007 in an amount equal to 48% of this increase. If Woodmark does not make this payment as of June 30, 2007, the Sellers may demand payment as of June 30, 2009 in an amount equal to 40% of the increase. Any such additional payments will be treated as additions to goodwill. The acquisition was financed through the Company’s senior credit facility, as described in Note 12.

The unaudited consolidated financial statements presented in this Report include the assets and liabilities of Woodmark as of June 30, 2004, but include no results of operations for Woodmark for any of the periods presented.

P & F INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 7—ACQUISITION (Continued)

The following table summarizes the unaudited estimated fair value of the assets acquired and the liabilities assumed in connection with this acquisition. The Company obtained third party valuations for the intangible assets, which are a trademark and customer and vendor relationships.

(Amounts in thousands)
Current assets	$9,470
Property, plant and equipment	627
Note receivable	723
Customer relationships	7,260
Vendor relationship	890
Trademark	690
Goodwill	12,418
Other assets	18
Total assets acquired	32,096
Current liabilities	(711)
Non-current liabilities	(3,408)
Total liabilities assumed	(4,119)
Net assets acquired	$27,977

The intangible assets subject to amortization have been assigned useful lives as follows:

Customer relationships	15 years
Vendor relationship	10 years
Trademark	Indefinite

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and Woodmark, as though the acquisition had occurred as of January 1, 2003. The pro forma amounts give effect to appropriate adjustments for amortization of intangible assets, interest expense and income taxes. The pro forma amounts presented are not necessarily indicative of future operating results.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues	$30,147,000	$27,416,000	$57,433,000	$53,399,000
Net income	$1,181,000	$1,594,000	$1,980,000	$2,383,000
Earnings per share of common stock:
Basic	$.34	$.45	$.56	$.68
Diluted	$.33	$.45	$.55	$.67

P & F INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 8—ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable consist of:

	June 30,	December 31,
	2004	2003
Trade accounts receivable	$15,802,548	$12,249,920
Allowance for doubtful accounts	(504,337)	(328,074)
	$15,298,211	$11,921,846

NOTE 9—INVENTORIES

Major classes of inventory were as follows:

	June 30,	December 31,
	2004	2003
Raw materials and supplies	$3,341,858	$3,521,478
Work in process	912,034	723,728
Finished goods	20,518,997	14,509,855
	$24,772,889	$18,755,061

NOTE 10—GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill for the six months ended June 30, 2004 were as follows:

	Consolidated	Pneumatic tools and related equipment	Hardware	Hydraulic cylinders	Heating products
	(In thousands)
Balance, January 1, 2004	$10,562	$2,327	$7,387	$848	$—
Goodwill resulting from the Woodmark acquisition transaction	11,601	—	11,601	—	—
Additional costs related to the Woodmark acquisition transaction	817	—	817	—	—
Additional payments related to the acquisition of Nationwide	379	—	379	—	—
Balance, June 30, 2004	$23,359	$2,327	$20,184	$848	$—

P & F INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 10—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Other intangible assets were as follows:

	June 30, 2004		December 31, 2003
	Cost	Accumulated amortization	Cost	Accumulated amortization
Customer list	$1,900,000	$823,334	$1,900,000	$633,334
Employment agreement	760,000	329,333	760,000	253,333
Customer relationships	7,260,000	—	—	—
Vendor relationship	890,000	—	—	—
Trademark	690,000	—	—	—
Total	$11,500,000	$1,152,667	$2,660,000	$886,667

Amortization expense for intangible assets subject to amortization was $266,000 for each of the six month periods ended June 30, 2004 and 2003, and $133,000 for each of the three month periods ended June 30, 2004 and 2003. Amortization expense for the rest of 2004 is estimated to be $552,500. Amortization expense for each of the years in the five-year period ending December 31, 2009 is estimated to be as follows: 2005—$1,105,000; 2006—$1,105,000; 2007—$750,333; 2008—$573,000; and 2009—$573,000.

NOTE 11—SHORT-TERM BORROWINGS

On June 30, 2004, in conjunction with the Woodmark acquisition transaction, the Company entered into a credit agreement with Citibank and another bank. This agreement includes a revolving credit loan facility, which provides a total of $12,000,000 for direct borrowings, with various sublimits for letters of credit, bankers’ acceptances and equipment loans. There are no commitment fees for any unused portion of this credit facility. At June 30, 2004, there was $5,000,000 outstanding against the revolving credit loan facility, and there were no open letters of credit.

Direct borrowings under the Company’s revolving credit loan facility are secured by the Company’s accounts receivable, inventory and equipment and are cross-guaranteed by each of the Company’s subsidiaries. These borrowings bear interest at either the prime interest rate or LIBOR (London InterBank Offered Rate) plus the applicable loan margin. At June 30, 2004, the applicable loan margin was 1.6%. The prime interest rate at June 30, 2004 was 4.0% and LIBOR was approximately 1.3%. The prime interest rate at June 30, 2003 was 4.0% and LIBOR was approximately 1.1%.

The credit agreement also includes a foreign exchange line, which provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding at June 30, 2004, based on the spot rate, was approximately $3,511,000.

Under the terms of the Company’s credit agreement, the Company is required to adhere to certain financial covenants. At June 30, 2004, and for the six months then ended, the Company was in compliance with all of these covenants.

NOTE 12—LONG-TERM DEBT

The credit agreement also includes a term loan facility, which provides a maximum commitment of $34,000,000 to finance acquisitions subject to the approval of the lending banks. The Company borrowed

P & F INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 12—LONG-TERM DEBT (Continued)

$29,000,000 against this facility to finance the Woodmark acquisition transaction, and there was $34,000,000, including $5,000,000 rolled over from the prior term loan facility, outstanding against the new facility at June 30, 2004. There was also a standby letter of credit totaling approximately $186,000 outstanding against this facility at June 30, 2004. This standby letter of credit is used to secure the Economic Development Revenue Bond assumed as part of the acquisition of Green.

Long-term debt consists of:

	June 30, 2004	December 31, 2003
Term loan—$250,000 payable quarterly from September 2004 through June 2005. Principal amount outstanding at September 30, 2005 to be paid in 24 equal quarterly installments (plus interest at LIBOR plus the applicable loan margin) from September 2005 through June 2011	$34,000,000	$5,250,000
Note payable to former owners of Woodmark—lump sum payment, plus interest, due in June 2007. Interest accrues at the Company’s highest borrowing rate in effect under its credit agreement. At June 30, 2004, the applicable rate was LIBOR plus 1.75%	2,190,000	—
Note payable to former owners of Woodmark—lump sum payment due in June 2007. This non-interest bearing note has been discounted using the Company’s current interest rate	1,218,000	—
Mortgage loan—$11,244 (plus interest at LIBOR plus 155 basis points) payable monthly through May 2009, when a final payment of approximately $1,090,000 is due	1,742,889	1,810,356
Mortgage loan—$9,429 (plus interest at LIBOR plus 155 basis points) payable monthly through January 2010, when a final payment of approximately $915,000 is due	1,537,000	1,593,577
Mortgage loan—$16,388 (including interest at 7.09%) payable monthly through March 2014	1,367,313	1,415,604
Economic Development Revenue Bond—payable annually in various principal amounts (plus interest at variable rates) through November 2004	180,000	180,000
	42,235,202	10,249,537
Less current maturities	1,530,058	1,526,213
	$40,705,144	$8,723,324

Certain of the Company’s mortgage agreements require the Company to adhere to certain financial covenants. At June 30, 2004, and for the six months then ended, the Company received a waiver for the one covenant with which it was not in compliance.

P & F INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 13—WARRANTY LIABILITY

The Company offers to its customers warranties against product defects for periods ranging from one year to the life of the product, depending on the specific product and terms of the customer purchase agreement. The Company’s typical warranties require it to repair or replace the defective products during the warranty period at no cost to the customer. At the time the product revenue is recognized, the Company records a liability for estimated costs under its warranties, which costs are estimated based on historical experience. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts necessary. While the Company believes that its estimated liability for product warranties is adequate, the estimated liability for the product warranties could differ materially from future actual warranty costs.

Changes in the Company’s warranty liability, included in other accrued liabilities, for the six month periods ended June 30, 2004 and June 30, 2003 were as follows:

	Six months ended
	June 30,
	2004	2003
Balance, beginning of period	$210,989	$186,513
Addition related to the acquisition of certain assets of Woodmark	131,796	—
Warranties issued and changes in estimated pre-existing warranties	581,805	147,239
Actual warranty costs incurred	(391,198)	(146,827)
Balance, end of period	$533,392	$186,925

NOTE 14—SEGMENTS OF BUSINESS

The following tables present financial information by segment for the periods ended June 30, 2004 and 2003. Segment profit (loss) excludes general corporate expenses, interest expense and income taxes. All intersegment revenues have been eliminated.

Three months ended		Pneumatic		Hydraulic	Heating
June 30, 2004	Consolidated	tools	Hardware	cylinders	equipment
	(In thousands)
Revenues from external customers	$21,351	$8,334	$6,871	$3,734	$2,412
Segment profit (loss)	$2,209	$829	$1,492	$(82)	$(30)
Identifiable assets at June 30, 2004	$90,193	$22,373	$52,673	$9,329	$5,818
Corporate assets	3,683
Total assets at June 30, 2004	$93,876

P & F INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 14—SEGMENTS OF BUSINESS (Continued)

Three months ended
June 30, 2003		Pneumatic		Hydraulic	Heating
(restated)	Consolidated	tools	Hardware	cylinders	equipment
	(In thousands)
Revenues from external customers	$21,738	$10,933	$5,697	$3,027	$2,081
Segment profit (loss)	$2,952	$1,789	$1,281	$(106)	$(12)
Identifiable assets at June 30, 2003	$60,077	$25,357	$20,319	$8,620	$5,781
Corporate assets	1,281
Total assets at June 30, 2003	$61,358

Six months ended		Pneumatic		Hydraulic	Heating
June 30, 2004	Consolidated	tools	Hardware	cylinders	equipment
	(In thousands)
Revenues from external customers	$40,926	$17,791	$11,364	$6,854	$4,917
Segment profit (loss)	$3,739	$1,910	$2,109	$(245)	$(35)

Six months ended		Pneumatic		Hydraulic	Heating
June 30, 2003	Consolidated	tools	Hardware	cylinders	equipment
	(In thousands)
Revenues from external customers	$41,220	$21,274	$9,947	$5,889	$4,110
Segment profit (loss)	$4,966	$3,558	$1,886	$(322)	$(156)

The reconciliations of combined operating profits for reportable segments to consolidated income before income taxes and cumulative effect of change in accounting principle are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Total profit for reportable segments	$2,209,190	$2,952,065	$3,738,660	$4,965,910
General corporate expenses	(891,906)	(1,001,481)	(1,901,628)	(1,883,777)
Interest expense—net	(139,910)	(195,688)	(263,092)	(383,009)
Income before taxes on income	$1,177,374	$1,754,896	$1,573,940	$2,699,124

P & F INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) (Continued)

NOTE 15—EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Numerator:
Numerator for basic and diluted earnings per common share:
Net income	$704,374	$1,096,896	$940,940	$1,687,124
Denominator:
Denominator for basic earnings per common share—weighted average common shares outstanding	3,517,755	3,505,785	3,516,601	3,505,935
Effect of dilutive securities:
Common stock options	93,344	72,809	105,218	70,719
Denominator for diluted earnings per common share—adjusted weighted average common shares and assumed conversions	3,611,099	3,578,594	3,621,819	3,576,654

There were outstanding during the three month and six month periods ended June 30, 2004 and 2003 stock options whose exercise prices were higher than the average market values of the underlying Class A Common Stock for the respective periods. These options are anti-dilutive and are excluded from the computation of earnings per share. The weighted average anti-dilutive stock options outstanding were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Weighted average anti-dilutive stock options outstanding	19,000	253,664	19,000	253,664

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

Overview

On June 30, 2004, as described in Note 7, New Woodmark acquired certain assets comprising the business of the former Woodmark International L.P. and its wholly-owned subsidiary, the former Stair House, Inc., and assumed certain related liabilities. The Company’s results of operations include no results of operations for Woodmark.

Consolidated revenues for the quarter ended June 30, 2004 decreased 1.8%, from $21,738,305 to $21,350,595. Nonetheless, revenues increased at three of the four subsidiaries, with the greatest increase at Countrywide. More than offsetting the three increases was a 23.8% decrease in revenues at Florida Pneumatic, resulting primarily from lower retail promotions and base sales, as well as the loss of a major customer in early 2004. Gross profit decreased for the quarter, due primarily to the aforementioned loss of a major customer and the increase in cost of imported product due to the weakening of the U.S. dollar versus both the yen and euro. Net income decreased, from $1,096,896 to $704,374.

Consolidated revenues for the six months ended June 30, 2004 decreased .7%, from $41,220,181 to $40,925,891. Nonetheless, revenues increased at three of the four subsidiaries, with the greatest increase at Countrywide. More than offsetting the three increases was a 16.4% decrease in revenues at Florida Pneumatic, resulting primarily from lower retail promotions and base sales, as well as the loss of a major customer in early 2004. Gross profit decreased for the six months, resulting primarily from the aforementioned loss of a major customer and the increase in cost of imported product due to the weakening of the U.S. dollar versus both the yen and euro. Net income decreased, from $1,687,124 to $940,940.

Critical Accounting Policies and Estimates

There have been no material changes in the Company’s critical accounting policies and estimates from those discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

Quarters ended June 30, 2004 and June 30, 2003

Revenues

Revenues for the quarters ended June 30, 2004 and 2003 were as follows:

Quarter ended June 30,	Consolidated	Pneumatic tools and related equipment	Hardware	Hydraulic cylinders and related equipment	Heating products
2004	$21,350,595	$8,333,447	$6,871,940	$3,733,507	$2,411,701
2003	$21,738,305	$10,933,587	$5,696,536	$3,027,296	$2,080,886
% increase (decrease)	(1.8)%	(23.8)%	20.6%	23.3%	15.9%

Revenues from pneumatic tools and related equipment decreased due primarily to lower retail promotions and base sales of approximately $1,700,000, including approximately $1,100,000 attributable to the loss of a major customer in early 2004, and decreases in filter sales, OEM and commission revenues. This was partially offset by increased industrial revenues of approximately $200,000 and sales to the automotive after-market of approximately $100,000. Selling prices of pneumatic tools and related equipment were unchanged.

Revenues from hardware increased due primarily to an increase in Nationwide’s revenues of approximately $1,000,000, including an increase of approximately $950,000 from sales of fencing products. In addition, sales at Franklin increased approximately $175,000 as a significant customer made a large one-time purchase. During the first quarter of 2004, the Company incurred increases in the price of steel. Effective February 1, 2004, Nationwide began charging fencing product customers an additional 4-5% prior to the start of the second quarter of 2004 to cover the increased cost. During April of 2004, the Company began increasing prices to customers at Franklin and to other customers at Nationwide in an effort to cover the cost increases.

Revenues from hydraulic cylinders and other equipment increased due primarily to increases in cylinder sales of approximately $450,000 and in the access product line of approximately $250,000. By the end of the second quarter of 2004, the Company increased cylinder prices to customers by 7.3% on average, the approximate amount of the increases in the cost of steel that began in the first quarter of 2004. However, due to the delay in implementing these price increases, they did not fully offset the material cost increases for the period.

Revenues from heating products increased due primarily to increased baseboard sales, resulting from strong housing starts in the 2004 second quarter. During the first quarter of 2004, the Company incurred increases in the price of steel, copper and aluminum. During the second quarter of 2004, the Company began increasing selling prices across all product lines within this segment in amounts that approximate the cost increases.

Gross Profit

Gross profits for the quarters ended June 30, 2004 and 2003 were as follows:

Quarter ended June 30,	Consolidated	Pneumatic tools and related equipment	Hardware	Hydraulic cylinders and related equipment	Heating products
2004	$6,667,089	$3,014,522	$2,599,767	$378,618	$674,182
	31.2%	36.2%	37.8%	10.1%	28.0%
2003	$7,139,041	$4,066,373	$2,094,732	$303,512	$674,424
	32.8%	37.2%	36.8%	10.0%	32.4%

The decrease in the gross profit percentage from pneumatic tools and related equipment was due primarily to the loss of a major customer noted above with a better than average gross margin and the weakness of the U.S. dollar in relation to the Japanese yen, partially offset by a more favorable product mix. The increase in the gross profit percentage from hardware products was due primarily to increased sales, a more favorable product mix, cost savings in material purchases and labor productivity. The increase in the gross profit percentage from hydraulic cylinders and other equipment was due primarily to increased sales noted above, which increased coverage of fixed expenses. This was partially offset by increases in the cost of materials. The decrease in the gross profit percentage from heating equipment was due primarily to lower radiant margins, resulting principally from the weakening of the U.S. dollar in relation to the euro, a less favorable product mix for commercial product and reduced margins for baseboard heating products.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased 3.1%, from $5,188,457 to $5,349,805, due primarily to increased compensation resulting from a change in executive personnel at Nationwide and, to a lesser extent, to increased professional fees, mainly related to corporate compliance and reporting requirements. These increases were partially offset by decreases resulting from cost-cutting efforts in all of the segments. As a percentage of revenues, selling, general and administrative expenses increased from 23.9% to 25.1%, due primarily to the increased expenses discussed above.

Interest—Net

Net interest expense decreased from $195,688 to $139,910, due primarily to lower average borrowings under both the revolving credit and term loan facilities.

Taxes on Income

The effective tax rates for the quarters ended June 30, 2004 and 2003 were 40.2% and 37.5%, respectively. The increase in the effective tax rate was due primarily to an increase in expenses that are not deductible for tax purposes.

Six month periods ended June 30, 2004 and June 30, 2003

Revenues

Revenues for the six month periods ended June 30, 2004 and 2003 were as follows:

Six months ended June 30,	Consolidated	Pneumatic tools and related equipment	Hardware	Hydraulic cylinders and related equipment	Heating products
2004	$40,925,891	$17,791,068	$11,364,642	$6,853,668	$4,916,513
2003	$41,220,181	$21,273,996	$9,946,570	$5,889,543	$4,110,072
% increase (decrease)	(0.7)%	(16.4)%	14.3%	16.4%	19.6%

Revenues from pneumatic tools and related equipment decreased due primarily to lower retail promotions and base sales of approximately $2,150,000, including approximately $1,750,000 attributable to the loss of a major customer in early 2004, and decreases in commission revenues and Berkeley tool division, OEM and filter sales. This was partially offset by increased sales to the automotive after-market of approximately $400,000 and by increased industrial revenues of approximately $400,000. Selling prices of pneumatic tools and related equipment were unchanged.

Revenues from hardware increased due to an increase in Nationwide’s revenues of approximately $1,400,000, reflecting an increase of approximately $1,600,000 from sales of fencing products. During the first quarter of 2004, the Company incurred increases in the price of steel. Effective February 1, 2004, Nationwide began charging fencing product customers an additional 4-5% to cover the increased cost. During April of 2004, the Company began increasing prices to customers at Franklin and to other customers at Nationwide in an effort to cover the cost increases.

Revenues from hydraulic cylinders and other equipment increased due primarily to increases in cylinder sales of approximately $800,000, reflecting entry into a new market for log splitter cylinders. Sales of these newly-developed cylinders imported from China accounted for approximately $200,000 of the increase. In addition to a general increase in sales to most cylinder customers, there were also small increases in sales in the agriculture and access product lines. By the end of the second quarter of 2004, the Company increased cylinder prices to customers by 7.3% on average, the approximate amount of the cost increases in the cost of steel that began in the first quarter of 2004. However, due to the delay in implementing these price increases, they did not fully offset the material cost increases for the period.

Revenues from heating products increased due primarily to increased baseboard sales, resulting from strong housing starts in the first half of 2004, and boiler sales, reflecting continued market penetration with the new product line. During the first quarter of 2004, the Company incurred increases in the price of steel, copper and aluminum. During the second quarter of 2004, the Company began increasing selling prices across all product lines within this segment in amounts that approximate the cost increases.

Gross Profit

Gross profits for the six month periods ended June 30, 2004 and 2003 were as follows:

Six months ended June 30,	Consolidated	Pneumatic tools and related equipment	Hardware	Hydraulic cylinders and related equipment	Heating products
2004	$12,258,382	$6,078,386	$4,156,553	$619,268	$1,404,175
	30.0%	34.2%	36.6%	9.0%	28.6%
2003	$13,141,415	$7,885,449	$3,458,300	$515,737	$1,281,929
	31.9%	37.1%	34.8%	8.8%	31.2%

The decrease in the gross profit percentage from pneumatic tools and related equipment was due primarily to the loss of a major customer noted above with a better than average gross margin and the weakness of the U.S. dollar in relation to the Japanese yen, partially offset by a more favorable product mix and productivity improvements. The increase in the gross profit percentage from hardware products was due primarily to increased sales, a more favorable product mix, cost savings in material purchases and labor productivity. The increase in the gross profit percentage from hydraulic cylinders and other equipment was due primarily to the increased sales noted above, which increased coverage of fixed expenses, including an increase in sales of imported products. This was partially offset by material cost increases. The decrease in the gross profit percentage from heating equipment was due primarily to lower radiant margins, resulting principally from the weakening of the U.S. dollar in relation to the euro, a less favorable product mix for commercial products, reduced margins for baseboard heating products and an increase in boiler sales that were at reduced margins.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased 3.6%, from $10,059,282 to $10,421,350, due primarily to increased compensation resulting from a change in executive personnel at at Nationwide and, to a lesser extent, to increased professional fees, mainly related to corporate compliance and reporting requirements. These increases were partially offset by decreases resulting from cost-cutting efforts in all of the segments. As a percentage of revenues, selling, general and administrative expenses increased from 24.4% to 25.5%, due primarily to the increased expenses discussed above.

Interest—Net

Net interest expense decreased from $383,009 to $263,092, due primarily to lower average borrowings under both the revolving credit and term loan facilities.

Taxes on Income

The effective tax rates for the six month periods ended June 30, 2004 and 2003 were 40.2% and 37.5%, respectively. The increase in the effective tax rate was due primarily to an increase in expenses that are not deductible for tax purposes.

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

The Company gauges its liquidity and financial stability by the measurements shown in the following table (dollar amounts in thousands):

	June, 30, 2004	December 31, 2003	June 30, 2003
Working Capital	$31,177	$20,960	$19,323
Current Ratio	3.10 to 1	2.72 to 1	2.20 to 1
Shareholders’ Equity	$37,949	$36,978	$35,304

On June 30, 2004, as described in Note 7, Woodmark acquired certain assets comprising the business of the former Woodmark International L.P. and its wholly-owned subsidiary, the former Stair House, Inc., and assumed certain related liabilities.

Cash increased $3.1 million, from $.2 million as of December 31, 2003 to $3.3 million as of June 30, 2004. The Company’s debt levels increased from $13.2 million at December 31, 2003 to $47.2 million at June 30, 2004, due primarily to the financing of the aforementioned acquisition. Total percent of debt to total capitalization increased from 26.4% at December 31, 2003 to 55.5% at June 30, 2004.

In connection with Countrywide’s acquisition of all of the stock of Nationwide in 2002, the Company is liable for contingent earnout payments to Nationwide’s previous owner, in amounts equal to 30% of the excess of Nationwide’s earnings, before amortization of intangible assets, interest and taxes, over $2,500,000, for each of the five twelve-month periods subsequent to the acquisition date. These contingent earnout payments have been and will be treated as additions to goodwill. During the six months ended June 30, 2004, the Company recorded net additions to goodwill of approximately $379,000, related to contingent earnout payments.

During the six months ended June 30, 2004, gross accounts receivable increased by approximately $3,553,000, including approximately $3,487,000 from the Woodmark acquisition transaction. Increases of approximately $4,886,000 and $571,000 at Countrywide and Green, respectively, were partially offset by decreases of approximately $1,778,000 and $126,000 at Florida Pneumatic and Embassy, respectively. The increase at Countrywide was due primarily to the addition of Woodmark’s accounts receivable, an increase in sales in the second quarter of 2004, compared to the fourth quarter of 2003, and with respect to its Franklin division, the timing of shipments. The increase at Green was due primarily to an increase in sales in the second quarter of 2004 compared to the fourth quarter of 2003. The decrease at Florida Pneumatic was due primarily to improved collections, the timing of retail promotional receipts and a decrease in sales in the second quarter of 2004, compared to the fourth quarter of 2003. The decrease at Embassy was due primarily to a decrease in sales in the second quarter of 2004, compared to the fourth quarter of 2003.

Inventories increased by approximately $6,018,000 during the six months ended June 30, 2004, including approximately $5,598,000 from the Woodmark acquisition transaction. Increases of approximately $6,116,000, $246,000 and $179,000 at Countrywide, Green and Embassy, respectively, were partially offset by a decrease of approximately $523,000 at Florida Pneumatic. The increase at Countrywide was due primarily to the addition of Woodmark’s inventories, as well as to a concerted effort to support overall growth in the business. The increase at Green was due primarily to a further investment in inventory for import cylinders. The increase at Embassy was due primarily to the timing of radiant and boiler inventory receipts and to a concerted effort to anticipate customer purchase needs. The decrease at Florida Pneumatic was due primarily to reduced purchases, the loss of a major customer in early 2004 noted above and more efficient ordering levels for safety stock.

During the first half of 2004, short-term borrowings increased by $2,000,000, primarily to fund working capital needs.

During the first half of 2004, accounts payable increased by approximately $1,304,000, including approximately $218,000 from the Woodmark acquisition transaction. Increases of approximately $1,085,000, $211,000 and $167,000 at Florida Pneumatic, Countrywide and Green, respectively, were partially offset by a decrease of $159,000 at Embassy. The increase at Florida Pneumatic was due primarily to the mix of foreign purchases to support new product introductions. The increase at Countrywide was due primarily to the aforementioned Woodmark acquisition. The increase at Green was due primarily to the timing of payments. The decrease at Embassy was due primarily to the timing of purchases.

On June 30, 2004, in conjunction with the Woodmark acquisition transaction, the Company entered into a credit agreement with Citibank and another bank. This agreement provides the Company with various credit facilities, including revolving credit loans, term loans for acquisitions and a foreign exchange line. The credit agreement is subject to annual review by the banks.

The revolving credit loan facility provides a maximum of $12,000,000, with various sublimits, for direct borrowings, letters of credit, bankers’ acceptances and equipment loans. There are no commitment fees for any unused portion of this credit facility. At June 30, 2004, there was $5,000,000 outstanding against the revolving credit loan facility, and there were no open letters of credit.

The term loan facility provides a maximum commitment of $34,000,000 to finance acquisitions subject to the approval of the lending banks. There are no commitment fees for any unused portion of this credit facility. At June 30, 2004, there was $34,000,000, including $5,000,000 rolled over from the prior term loan facility, outstanding against the new term loan facility. There was also a standby letter of credit totaling approximately $186,000 outstanding against this facility at June 30, 2004. This standby letter of credit was used to secure the Economic Development Revenue Bond assumed as part of the acquisition of Green.

The foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments of foreign suppliers. The total amount of foreign currency forward contracts outstanding at June 30, 2004, based on the spot rate, was approximately $3,511,000.

Under its credit agreement, the Company is required to adhere to certain financial covenants. At June 30, 2004, and for the six months then ended, the Company was in compliance with all of these covenants.

Certain of the Company’s mortgage agreements also require the Company to adhere to certain financial covenants. At June 30, 2004, and for the six months then ended, the Company received a waiver for the one covenant with which it was not in compliance.

Capital spending for the six months ended June 30, 2004 and 2003 was approximately $650,000 and $646,000, respectively, which amounts were provided from working capital. Capital expenditures for the remainder of 2004 are expected to be approximately $1,000,000, some of which may be financed through the Company’s credit facilities. Included in the expected total for the remainder of 2004 are capital expenditures relating to new products, expansion of existing product lines and replacement of equipment.

Operating activities provided cash totaling approximately $1,438,000 and $56,000 during the six months ended June 30, 2004 and 2003, respectively. The Company believes that cash on hand derived from operations and cash available through borrowings under its credit facilities will be sufficient to allow the Company to meet its foreseeable working capital needs.

Off-Balance Sheet Arrangements

The Company’s foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The Company does not purchase forward contracts on New Taiwan dollars or euros. The total amount of foreign currency forward contracts outstanding at June 30, 2004, based on the spot rate, was approximately $3,511,000.

The Company, through Florida Pneumatic, imports a significant amount of its purchases from Japan, with payment due in Japanese yen. As a result, the Company is subject to the effects of foreign currency exchange fluctuations. The Company uses a variety of techniques to mitigate any adverse effects from these fluctuations, including increasing its selling prices, obtaining price reductions from its overseas suppliers, using alternative supplier sources and entering into foreign currency forward contracts. The increase in the strength of the Japanese yen versus the U.S. dollar over the first six months of 2004 had a negative effect on the Company’s results of operations and its financial position. There can be no assurance as to the future trend of this value. See “Item 3—Quantitative and Qualitative Disclosure About Market Risk.”

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

The Company accounts for changes in the fair value of its foreign currency contracts by marking them to market and recognizing any resulting gains or losses through its statement of operations. The Company also marks its yen-denominated payables to market, recognizing any resulting gains or losses in its statement of operations. At June 30, 2004, the Company had foreign currency forward contracts, maturing in 2004, to purchase yen at contracted forward rates. The value of these contracts at June 30, 2004, based on the spot rate, was approximately $3,511,000, which was the approximate value of the Company’s corresponding yen-denominated accounts payable. During the three month periods ended June 30, 2004 and 2003, the Company recorded net realized losses of approximately $14,000 and $10,000, respectively, on foreign currency transactions. During the six month periods ended June 30, 2004 and 2003, the Company recorded net realized losses of approximately $83,000 and $9,000, respectively, on foreign currency transactions. At June 30, 2004, the Company had an unrealized gain of approximately $27,000 on foreign currency transactions.

The potential loss in value of the Company’s net investment in foreign currency forward contracts resulting from a hypothetical 10 percent adverse change in foreign exchange rates at June 30, 2004 was approximately $391,000.

Item 4.   Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed, under the supervision of, and with the participation of, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities and Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were adequate and effective, as of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (this “Report”), in timely alerting them to all material information relating to the Company and its consolidated subsidiaries that is required to be included in this Report.

Changes in internal controls

There have been no significant changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

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

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

On May 26, 2004, the Registrant held its Annual Meeting of Stockholders, at which two proposals were voted upon: (i) Election of Directors and (ii) the Appointment of Auditors.

The following persons were duly elected to serve, subject to the Company’s Bylaws, as directors of the Registrant until the 2007 Annual Meeting of Stockholders, or until election and qualification of their successor(s):

	Votes	Votes	Votes
	in favor	against	abstained
Richard A. Horowitz	3,238,579	124,299	0
Alan I. Goldberg	3,333,935	28,943	0
Robert M. Steinberg	2,832,994	529,884	0

The terms of office of Robert L. Dubofsky, Jeffrey D. Franklin, Sidney Horowitz, Dennis Kalick, Neil Novikoff, Mitchell A. Solomon and Marc A. Utay as directors of the Registrant continued after the Annual Meeting of Stockholders.

The appointment of BDO Seidman, LLP as the Company’s auditors was ratified by 3,355,941 votes in favor and 2,621 votes against.

There were no broker non-votes pertaining to these proposals.

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

See “Exhibit Index” immediately following the signature page.

(b)   Reports on Form 8-K

The Registrant filed a Report on Form 8-K dated May 13, 2004, in which it furnished a press release announcing its first quarter 2004 results under Items 9 and 12 of such Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P & F Industries, Inc.
(Registrant)
	By	/s/ Joseph A. Molino, Jr.
Joseph A. Molino, Jr.
Vice President
Dated: August 16, 2004		(Principal Financial Officer)

EXHIBIT INDEX

Number	Description
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

2.4

Asset Purchase Agreement, dated as of June 30, 2004, by and among WM Texas International, LP, a Texas limited partnership formerly known as Woodmark International, L.P., SH Georgia, Inc., a Georgia corporation formerly known as Stair House, Inc., Samuel G. Sherstad, WM Texas GP, LLC, WM Texas Partners, LLC and Woodmark International, L.P., a Delaware limited partnership. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated July 9, 2004). Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish, supplementally, a copy of any exhibit or schedule omitted from the Asset Purchase Agreement to the Commission upon request.

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999).
3.2	Amended By-laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).
3.3	Amendment to the Amended By-laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
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

4.14

Credit Agreement, dated as of June 30, 2004, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P. and Citibank, N.A., as Administrative Agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 9, 2004).

4.15

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