Form 10-Q
period 2004-09-30
P&F INDUSTRIES INC
filed 2004-11-12
CIK 75340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of November 12, 2004, there were 3,537,631 shares of the registrant’s Class A Common Stock outstanding.

P & F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

i

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

	September 30, 2004	December 31, 2003
ASSETS
CURRENT
Cash	$2,428,863	$213,409
Accounts receivable – net	19,637,385	11,921,846
Inventories – net	28,673,123	18,755,061
Deferred income taxes - net	789,000	789,000
Prepaid expenses and other	2,462,442	1,456,188

TOTAL CURRENT ASSETS	53,990,813	33,135,504

PROPERTY AND EQUIPMENT
Land	1,582,938	1,582,938
Buildings and improvements	9,042,832	9,035,412
Machinery and equipment	16,383,126	14,962,867
	27,008,896	25,581,217
Less accumulated depreciation and amortization	14,067,085	12,840,367

NET PROPERTY AND EQUIPMENT	12,941,811	12,740,850

GOODWILL - net	23,946,123	10,561,703

OTHER INTANGIBLE ASSETS - net	10,071,083	1,773,333

OTHER ASSETS - net	1,154,271	120,534

TOTAL ASSETS	$102,104,101	$58,331,924

See accompanying notes to consolidated condensed financial statements (unaudited).

	September 30, 2004	December 31, 2003
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$9,500,000	$3,000,000
Accounts payable	6,433,834	3,302,185
Accruals:
Compensation	2,004,752	1,730,180
Other	4,377,933	2,616,691
Current maturities of long-term debt	3,531,911	1,526,213
TOTAL CURRENT LIABILITIES	25,848,430	12,175,269

LONG-TERM DEBT, less current maturities	36,376,311	8,723,324

DEFERRED INCOME TAXES – net	309,000	455,000

TOTAL LIABILITIES	62,533,741	21,353,593

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred Stock – $10 par; authorized - 2,000,000 shares; no shares issued or outstanding	—	—
Common Stock:
Class A - $1 par; authorized - 7,000,000 shares; issued - 3,746,367 shares in 2004 and 3,735,367 shares in 2003	3,746,367	3,735,367
Class B – $1 par; authorized - 2,000,000 shares; no shares issued or outstanding	—	—
Additional paid-in capital	8,644,528	8,609,840
Retained earnings	28,906,306	26,359,965
Treasury stock, at cost - 223,736 shares	(1,726,841)	(1,726,841)

TOTAL SHAREHOLDERS’ EQUITY	39,570,360	36,978,331

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$102,104,101	$58,331,924

See accompanying notes to consolidated condensed financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
		(restated)		(restated)
REVENUES
Net sales	$38,887,853	$23,614,451	$79,753,279	$64,584,445
Other	48,469	88,251	108,934	338,438

	38,936,322	23,702,702	79,862,213	64,922,883

COSTS AND EXPENSES
Cost of sales	28,400,479	16,967,999	57,067,988	45,046,765
Selling, general and administrative	7,295,171	5,149,755	17,716,521	15,209,037
Interest - net	438,271	172,256	701,363	555,265

	36,133,921	22,290,010	75,485,872	60,811,067

INCOME BEFORE TAXES ON INCOME	2,802,401	1,412,692	4,376,341	4,111,816

TAXES ON INCOME	1,197,000	530,000	1,830,000	1,542,000

NET INCOME	$1,605,401	$882,692	$2,546,341	$2,569,816

Weighted average common shares outstanding:
Basic	3,518,212	3,503,766	3,517,142	3,505,204
Diluted	3,653,472	3,584,939	3,632,374	3,579,407

Earnings per common share:
Basic	$.46	$.25	$.72	$.73
Diluted	$.44	$.25	$.70	$.72

See accompanying notes to consolidated condensed financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Total
Balance, January 1, 2004	$3,735,367	$8,609,840	$26,359,965	$(1,726,841)	$36,978,331

Net income for the nine months ended September 30, 2004	—	—	2,546,341	—	2,546,341
	—
Exercise of stock options	11,000	34,688	—	—	45,688

Balance, September 30, 2004	$3,746,367	$8,644,528	$28,906,306	$(1,726,841)	$39,570,360

Shares of Class A Common Stock:

	Issued	Treasury	Outstanding
Balance, January 1, 2004	3,735,367	(223,736)	3,511,631

Exercise of stock options	11,000	—	11,000

Balance, September 30, 2004	3,746,367	(223,736)	3,522,631

See accompanying notes to consolidated condensed financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2004	2003
		(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,546,341	$2,569,816

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,340,153	1,307,990
Amortization of intangible assets	542,250	399,000
Amortization of other assets	10,450	26,714
(Recovery of) provision for losses on accounts receivable - net	(6,954)	38,221
Deferred income taxes - net	(146,000)	(146,000)
(Gain) loss on disposal of fixed assets	(5,463)	11,638
Increase in:
Accounts receivable	(4,703,614)	(3,772,121)
Inventories	(4,084,974)	(1,682,916)
Prepaid expenses and other	(470,195)	(123,763)
Other assets	(300,226)	(28,969)
Increase (decrease) in:
Accounts payable	2,914,068	380,379
Accruals and other	1,550,265	(117,162)

Total adjustments	(3,360,240)	(3,706,989)

Net cash used in operating activities	(813,899)	(1,137,173)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(943,914)	(799,955)
Purchase of certain assets, net of certain liabilities, of Woodmark International, L.P.	(27,160,000)	—
Additional purchase price for working capital adjustment related to the Woodmark acquisition transaction	(340,357)	—
Additional payments for expenses related to the Woodmark acquisition transaction	(856,073)	—
Additional payments for purchase of Nationwide Industries, Inc.	(501,708)	(444,246)
Proceeds from disposal of fixed assets	35,032	—

Net cash used in investing activities	(29,767,020)	(1,244,201)

See accompanying notes to consolidated condensed financial statements (unaudited).

	Nine months ended September 30,
	2004	2003
		(restated)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	12,500,000	9,000,000
Repayments of short-term borrowings	(6,000,000)	(4,000,000)
Proceeds from term loan	34,000,000	—
Repayments of term loan	(7,500,000)	(2,000,000)
Proceeds from mortgage	—	1,697,301
Principal payments on mortgages	(249,315)	(1,942,321)
Proceeds from exercise of stock options	45,688	88,062
Purchase of Class A Common Stock	—	(322,340)

Net cash provided by financing activities	32,796,373	2,520,702

NET INCREASE IN CASH	2,215,454	139,328

CASH AT BEGINNING OF PERIOD	213,409	1,024,222

CASH AT END OF PERIOD	$2,428,863	$1,163,550

Supplemental disclosures of cash flow information:

Cash paid for:

	Nine months ended September 30,
	2004	2003
Interest	$613,979	$566,885

Income taxes	$1,274,571	$1,779,212

In connection with the Woodmark acquisition transaction, the Company issued a note payable to the sellers in the amount of $1,218,000. The Company also assumed a note payable to the sellers in the amount of $2,190,000.

See accompanying notes to consolidated condensed financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The unaudited consolidated condensed financial statements contained herein include the accounts of P & F Industries, Inc. (“P & F”) and its subsidiaries. All significant intercompany balances and transactions have been eliminated. P & F conducts its business operations through its four wholly-owned subsidiaries: Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”), Countrywide Hardware, Inc. (“Countrywide”), Green Manufacturing, Inc. (“Green”) and Embassy Industries, Inc. (“Embassy”). P & F and its subsidiaries are herein referred to collectively as the “Company.” Note 13 presents financial information for the segments of the Company’s business.

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

Countrywide conducts its business operations through Nationwide Industries, Inc. (“Nationwide”), its wholly-owned subsidiary, its Franklin Manufacturing (“Franklin”) division and Woodmark International, L.P. (“Woodmark”), a limited partnership between P & F and Countrywide. (See Note 7 for information regarding the Woodmark acquisition transaction.) Nationwide is an importer and manufacturer of door, window and fencing hardware. Franklin imports a line of door and window hardware. Woodmark is an importer of builders’ hardware, including staircase components and kitchen and bath hardware and accessories.

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

NOTE 2 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, these unaudited consolidated condensed financial statements include all adjustments necessary to present fairly the information set forth therein. All such adjustments are of a normal recurring nature. Results for interim periods are not necessarily indicative of results to be expected for a full year.

The consolidated condensed balance sheet information as of December 31, 2003 was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The interim financial statements contained herein should be read in conjunction with that Report.

In preparing its consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States of America, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s consolidated condensed financial statements as of September 30, 2003, filed as part of its Quarterly Report on Form 10-Q filed on November 13, 2003, the Company determined that it needed to revise its provision for taxes on income in previously issued financial statements. This change resulted from the amortization of a deferred tax liability, not previously recorded, related to the acquisition of Nationwide. The Company’s consolidated condensed statements of income for the three-month and nine-month periods ended September 30, 2003 have been restated from the amounts previously reported. The Company has filed an amended Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

NOTE 4 - STOCK-BASED COMPENSATION

The Company accounts for its stock option awards to its employees under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied, as required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure” (“SFAS 148”), which requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company’s 2002 Stock Incentive Plan had been determined in accordance with the fair value method prescribed by SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model, with the following weighted-average assumptions for options granted in 2004; no dividends paid; expected volatility of 35.0%; risk-free interest rate of 4.5%; and expected life of 9.3 years. No options were granted in 2003.

Under the provisions of SFAS 123, the Company’s net income and its basic and diluted earnings per common share for the three-month and nine-month periods ended September 30, 2004 and 2003 would have changed to the pro forma amounts indicated below:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income as reported	$1,605,401	$882,692	$2,546,341	$2,569,816
Deduct: Total stock-based employee compensation expense determined under fair value method, net of related tax effects	(400,393)	—	(400,393)	—
Pro forma net income	$1,205,008	$882,692	$2,145,948	$2,569,816

Basic earnings per common share
As reported	$.46	$.25	$.72	$.73
Pro forma	$.34	$.25	$.61	$.73
Diluted earnings per common share
As reported	$.44	$.25	$.70	$.72
Pro forma	$.33	$.25	$.59	$.72

NOTE 5 - FOREIGN CURRENCY TRANSACTIONS

The Company accounts for changes in the fair value of its foreign currency contracts by marking them to market and recognizing any resulting gains or losses through its statement of income. The Company also marks its yen-denominated payables to market, recognizing any resulting gains or losses in its statement of income. At September 30, 2004, the Company had foreign currency forward contracts, maturing through December 2004, to purchase yen at contracted forward rates. The value of these contracts at September 30, 2004, based on that day’s closing spot rate, was approximately $3,384,000, which was the approximate value of the Company’s corresponding yen-denominated accounts payable. During the three-month periods ended September 30, 2004 and 2003, the Company recorded net realized gains of approximately $18,000 and $8,000, respectively, on foreign currency transactions. During the nine-month periods ended September 30, 2004 and 2003, the Company recorded net realized losses of approximately $65,000 and $1,000, respectively, on foreign currency transactions. At September 30, 2004, the Company had an unrealized gain of approximately $60,000 on foreign currency transactions.

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

NOTE 7 - ACQUISITION

On June 30, 2004, Woodmark International, L.P. (“Woodmark”), a Delaware limited partnership between P & F and Countrywide, acquired certain assets comprising the business of the former Woodmark International L.P., a Texas limited partnership, and its wholly-owned subsidiary, the former Stair House, Inc., a Georgia corporation (collectively, the “Sellers”), and assumed certain of the Sellers’ related liabilities (the “Woodmark acquisition transaction”). Woodmark is an importer of builders’ hardware, including staircase components and kitchen and bath hardware and accessories. As a result of this transaction, Countrywide has significantly increased its purchasing power and geographic distribution.

The purchase price for this acquisition was as follows:

Cash paid at closing	$27,160,000
Additional purchase price for working capital adjustment	340,000
Notes payable	3,408,000
Direct acquisition costs	856,000

Total purchase price	$31,764,000

The acquisition was financed through the Company’s senior credit facility with Citibank, described in Note 10.

Woodmark also agreed to make additional payments to the Sellers. The amount of these payments, which would be made as of either June 30, 2007 or June 30, 2009, are to be based on increases in earnings before interest and taxes, for the year ended on the respective date, over a base of $5,100,000. Woodmark has the option to make a payment as of June 30, 2007 in an amount equal to 48% of this increase. If Woodmark does not make this payment as of June 30, 2007, the Sellers may demand payment as of June 30, 2009 in an amount equal to 40% of the increase. Any such additional payments will be treated as additions to goodwill.

The unaudited consolidated condensed financial statements presented in this Report include the results of operations for Woodmark for the period from July 1, 2004 to September 30, 2004.

The following table presents the unaudited estimated fair values of the net assets acquired and the amount allocated to goodwill:

Current and other assets		$10,118,000
Property and equipment		627,000
Identifiable intangible assets:
Customer relationships	7,260,000
Vendor relationship	890,000
Trademark	690,000	8,840,000

		19,585,000
Less: liabilities assumed		703,000

Total fair value of net assets acquired		18,882,000
Goodwill		12,882,000

Total purchase price		$31,764,000

The Company obtained an independent third-party valuation of the identifiable intangible assets. The excess of the total purchase price over the fair value of the net assets acquired, including the value of the identifiable intangible assets, has been allocated to goodwill. These fair values are based on current information and are subject to change.

The intangible assets subject to amortization have been assigned useful lives as follows:

Customer relationships	15 years
Vendor relationship	10 years
Trademark	Indefinite

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and Woodmark as though the acquisition transaction had occurred as of January 1, 2003. The pro forma amounts give effect to appropriate adjustments for amortization of intangible assets, additional compensation related to an employment agreement, interest expense and income taxes. The pro forma amounts presented are not necessarily indicative of either the actual consolidated operating results had the acquisition transaction occurred as of January 1, 2003 or of future consolidated operating results.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues	$38,936,000	$30,903,000	$96,370,000	$84,302,000

Net income	$1,605,000	$1,733,000	$3,557,000	$4,116,000

Earnings per share of common stock
Basic	$.46	$.49	$1.01	$1.17

Diluted	$.44	$.48	$.98	$1.15

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill by segment for the nine months ended September 30, 2004 were as follows:

(In thousands)	Consolidated	Pneumatic tools and related equipment	Hardware	Hydraulic cylinders and related equipment	Heating products
Balance, January 1, 2004	$10,562	$2,327	$7,387	$848	$—
Goodwill resulting from the Woodmark acquisition transaction	12,026	—	12,026	—	—
Additional costs related to the Woodmark acquisition transaction	856	—	856	—	—
Additional payments related to the acquisition of Nationwide	502	—	502	—	—

Balance, September 30, 2004	$23,946	$2,327	$20,771	$848	$—

Other intangible assets were as follows:

	September 30, 2004		December 31, 2003
	Cost	Accumulated amortization	Cost	Accumulated amortization
Customer list	$1,900,000	$918,334	$1,900,000	$633,334
Employment agreement	760,000	367,333	760,000	253,333
Customer relationships	7,260,000	121,000	—	—
Vendor relationship	890,000	22,250	—	—
Trademark	690,000	—	—	—

Total	$11,500,000	$1,428,917	$2,660,000	$886,667

Amortization expense related to other intangible assets subject to amortization, for the three-month and nine-month periods ended September 30, 2004 and 2003, was as follows:

Three months ended September 30,		Nine months ended September 30,
2004	2003	2004	2003

$276,250	$133,000	$542,250	$399,000

Amortization expense related to other intangible assets subject to amortization is expected to be $276,250 for the fourth quarter of 2004, and, for each of the years in the five-year period ending September 30, 2009, as follows: 2005 - $1,105,000; 2006 - $1,105,000; 2007 - $883,333; 2008 - $573,000; and 2009 - $573,000.

NOTE 9 - SHORT-TERM BORROWINGS

On June 30, 2004, in conjunction with the Woodmark acquisition transaction, the Company entered into a credit agreement with Citibank and another bank. This agreement includes a revolving credit loan facility, which provides a total of $12,000,000 for direct borrowings, with various sublimits for letters of credit, bankers’ acceptances and equipment loans. There are no commitment fees for any unused portion of this credit facility. At September 30, 2004, there was $9,500,000 outstanding against the revolving credit loan facility, and there were no open letters of credit.

Direct borrowings under the Company’s revolving credit loan facility are secured by the Company’s accounts receivable, inventory and equipment and are cross-guaranteed by each of the Company’s subsidiaries. These borrowings bear interest at either LIBOR (London InterBank Offered Rate) plus the currently applicable loan margin or the prime interest rate. At September 30, 2004, the applicable loan margin added to LIBOR was 1.6%. At September 30, 2004, LIBOR was approximately 1.8% and the prime interest rate was 4.75%. At September 30, 2003, LIBOR was approximately 1.1% and the prime interest rate was 4.0%.

The credit agreement also includes a foreign exchange line, which provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding under the foreign exchange line at September 30, 2004, based on that day’s closing spot rate, was approximately $3,384,000.

Under the terms of the Company’s credit agreement, the Company is required to adhere to certain financial covenants. At September 30, 2004, and for the nine months then ended, the Company was in compliance with all of these covenants.

NOTE 10 - LONG-TERM DEBT

The credit agreement also includes a term loan facility, which provides a maximum commitment of $34,000,000 to finance acquisitions subject to the approval of the lending banks. The Company borrowed $29,000,000 against this facility to finance the Woodmark acquisition transaction, and there was $31,750,000, including amounts rolled over from the prior term loan facility, outstanding against the term loan facility at September 30, 2004.

Long-term debt consists of:

	September 30, 2004	December 31, 2003
Term loan – $250,000 payable quarterly from September 2004 through June 2005. Principal amount outstanding at September 30, 2005 to be paid in 24 equal quarterly installments (plus interest at LIBOR plus the applicable loan margin) from September 2005 through June 2011	$31,750,000	$5,250,000

Note payable to former owners of Woodmark – lump sum payment, plus interest, due in June 2007. Interest accrues at the Company’s highest borrowing rate in effect under its credit agreement. At September 30, 2004, the applicable rate was LIBOR plus 1.75%	2,190,000	—

Note payable to former owners of Woodmark – lump sum payment due in June 2007. This non-interest bearing note has been discounted using the Company’s current interest rate. This amount includes $9,583 of imputed interest expense recorded through September 30, 2004	1,227,583	—

Mortgage loan - $11,244 (plus interest at LIBOR plus 155 basis points) payable monthly through May 2009, when a final payment of approximately $1,090,000 is due	1,709,156	1,810,356

Mortgage loan - $9,429 (plus interest at LIBOR plus 155 basis points) payable monthly through January 2010, when a final payment of approximately $915,000 is due	1,508,712	1,593,577

Mortgage loan - $16,388 (including interest at 7.09%) payable monthly through March 2014	1,342,771	1,415,604

Economic Development Revenue Bond – payable annually in various principal amounts (plus interest at variable rates) through November 2004. This bond was paid in full in October 2004.	180,000	180,000

	39,908,222	10,249,537
Less current maturities	3,531,911	1,526,213

	$36,376,311	$8,723,324

Certain of the Company’s mortgage agreements require the Company to adhere to certain financial covenants. At September 30, 2004, and for the nine months then ended, the Company received a waiver for the one covenant with which it was not in compliance.

NOTE 11 - WARRANTY LIABILITY

The Company offers to its customers warranties against product defects for periods ranging from one year to the life of the product, depending on the specific product and terms of the customer purchase agreement. The Company’s typical warranties require it to repair or replace the defective products during the warranty period at no cost to the customer. At the time the product revenue is recognized, the Company records a liability for estimated costs under its warranties, which costs are estimated based on historical experience. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. While the Company believes that its estimated liability for product warranties is adequate, the estimated liability for the product warranties could differ materially from future actual warranty costs.

Changes in the Company’s warranty liability, included in other accrued liabilities, for the nine-month periods ended September 30, 2004 and 2003 were as follows:

	Nine months ended September 30,
	2004	2003
Balance, beginning of period	$210,989	$186,513
Addition related to the acquisition of certain assets and the assumption of certain liabilities of Woodmark	148,487	—
Warranties issued and changes in estimated pre-existing warranties	972,705	258,610
Actual warranty costs incurred	(718,161)	(230,453)

Balance, end of period	$614,020	$214,670

NOTE 12 - CAPITAL STOCK TRANSACTIONS

In connection with its Stockholder Rights Plan, the Company entered into a Rights Agreement, under which the Company declared a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of Class A Common Stock. The dividend is payable to the stockholders of record on September 6, 2004. These rights entitle the stockholders, in certain circumstances, to purchase one one-thousandth (1/1000th) of a share (a “Unit”) of the Company’s Series A-2004 Junior Participating Preferred Stock, par value $10.00 per share, at a purchase price of $40.00 per unit. The Stockholder Rights Plan, which expires in September 2014, is intended to protect, among other things, the interests of the Company’s stockholders in the event the Company is confronted with coercive or unfair takeover tactics.

NOTE 13 - SEGMENTS OF BUSINESS

The following tables present financial information by segment for the periods ended September 30, 2004 and 2003. Segment profit (loss) excludes general corporate expenses, interest expense and income taxes. All intersegment revenues have been eliminated.

Three months ended September 30, 2004	Consolidated	Pneumatic tools and related equipment	Hardware	Hydraulic cylinders and related equipment	Heating products
	(In Thousands)
Revenues from external customers	$38,936	$15,840	$15,895	$4,347	$2,854

Gross profit	$10,536	$4,233	$5,112	$394	$797
Selling, general and administrative expenses	6,067	2,509	2,340	447	771

Segment profit (loss)	4,469	$1,724	$2,772	$(53)	$26
General corporate expense	1,228
Interest expense - net	439
Income before taxes on income	$2,802

Identifiable assets at September 30, 2004	$99,751	$29,857	$54,280	$9,596	$6,018
Corporate assets	2,353
Total assets at September 30, 2004	$102,104

Three months ended September 30, 2003	Consolidated	Pneumatic tools and related equipment	Hardware	Hydraulic cylinders and related equipment	Heating products
	(In Thousands)
Revenues from external customers	$23,703	$12,431	$5,282	$3,452	$2,538

Gross profit	$6,735	$3,811	$1,856	$364	$704
Selling, general and administrative expenses	4,192	2,077	944	433	738

Segment profit (loss)	2,543	$1,734	$912	$(69)	$(34)
General corporate expense	958
Interest expense - net	172
Income before taxes on income	$1,413

Identifiable assets at September 30, 2003	$63,031	$28,632	$19,885	$8,870	$5,644
Corporate assets	1,344
Total assets at September 30, 2003	$64,375

Nine months ended September 30, 2004	Consolidated	Pneumatic tools and related equipment	Hardware	Hydraulic cylinders and related equipment	Heating products
	(In Thousands)
Revenues from external customers	$79,862	$33,631	$27,259	$11,201	$7,771

Gross profit	$22,794	$10,311	$9,268	$1,014	$2,201
Selling, general and administrative expenses	14,586	6,677	4,387	1,312	2,210

Segment profit (loss)	8,208	$3,634	$4,881	$(298)	$(9)
General corporate expense	3,130
Interest expense - net	702
Income before taxes on income	$4,376

Nine months ended September 30, 2003	Consolidated	Pneumatic tools and related equipment	Hardware	Hydraulic cylinders and related equipment	Heating products
	(In Thousands)
Revenues from external customers	$64,923	$33,705	$15,229	$9,341	$6,648

Gross profit	$19,876	$11,696	$5,314	$880	$1,986
Selling, general and administrative expenses	12,367	6,404	2,516	1,271	2,176

Segment profit (loss)	7,509	$5,292	$2,798	$(391)	$(190)
General corporate expense	2,842
Interest expense - net	555
Income before taxes on income	$4,112

NOTE 14 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Numerator:
Numerator for basic and diluted earnings per common share:
Net income	$1,605,401	$882,692	$2,546,341	$2,569,816

Denominator:
Denominator for basic and diluted earnings per share:
Weighted average common shares outstanding	3,518,212	3,503,766	3,517,142	3,505,204
Effect of dilutive securities:
Common stock options	135,260	81,173	115,232	74,203
Denominator for diluted earnings per share – adjusted weighted average common shares and assumed conversions	3,653,472	3,584,939	3,632,374	3,579,407

There were outstanding during the three-month and nine-month periods ended September 30, 2004 and 2003 stock options whose exercise prices were higher than the average market values of the underlying Class A Common Stock for the respective periods. These options are anti-dilutive and are excluded from the computation of earnings per share. The weighted average anti-dilutive stock options outstanding were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Weighted average anti-dilutive stock options outstanding	43,812	187,000	27,271	231,443

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

Overview

On June 30, 2004, as described in Note 7 of the Notes to Consolidated Condensed Financial Statements (unaudited) contained herein, Woodmark acquired certain assets comprising the business of the former Woodmark International L.P. and its wholly-owned subsidiary, the former Stair House, Inc., and assumed certain related liabilities. The Company’s results of operations include the results of operations for Woodmark for the three months ended September 30, 2004 within its hardware business segment.

Consolidated revenues for the quarter ended September 30, 2004 increased $15,233,620, or 64.3%, from $23,702,702 to $38,936,322. Revenues increased at each of the four subsidiaries, with the greatest increase at Countrywide, which included revenues at Woodmark of $10,484,564. In addition, revenues at Florida Pneumatic increased $3,408,911, or 27.4%, from the comparable prior-year period primarily due to increases in retail promotions, base sales and new product introductions. Moreover, this revenue growth has replaced the revenues lost from a major customer which had adversely affected Florida Pneumatic’s revenues in the first half of fiscal 2004. Gross profit increased for the quarter, due primarily to increased revenues. Gross profit increases were offset, in part, due to increases in the cost of raw materials and the cost of imported product due to the weakening of the U.S. dollar versus both the yen and euro. Consolidated net income increased $722,709, or 81.9%, from $882,692 to $1,605,401.

Consolidated revenues for the nine months ended September 30, 2004 increased $14,939,330, or 23.0%, from $64,922,883 to $79,862,213. Revenues increased at three of the four subsidiaries, with the greatest increase at Countrywide, which included revenues at Woodmark of $10,484,564 and increased revenues at Nationwide of $1,527,651. In addition, revenues from Green and Embassy increased $1,951,676 and $1,122,648, respectively. Net income decreased $23,475, or .9%, from $2,569,816 to $2,546,341.

Critical Accounting Policies and Estimates

There have been no material changes in the Company’s critical accounting policies and estimates from those discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

RESULTS OF OPERATIONS

Quarters ended September 30, 2004 and September 30, 2003

Revenues

Revenues by segment for the quarters ended September 30, 2004 and 2003 were as follows:

Quarter ended September 30,	Consolidated	Pneumatic tools and related equipment	Hardware	Hydraulic cylinders and related equipment	Heating products
2004	$38,936,322	$15,840,477	$15,894,679	$4,347,020	$2,854,146

2003	$23,702,702	$12,431,566	$5,282,013	$3,451,184	$2,537,939

% increase	64.3%	27.4%	200.9%	26.0%	12.5%

Revenues from pneumatic tools and related equipment increased due primarily to increases in retail promotions, base sales and new product introductions of approximately $4,070,000 and increases in sales to the automotive after-market of approximately $449,000. These increases were offset by a decrease of approximately $1,135,000 attributable to the loss of a major customer in early 2004. Selling prices of pneumatic tools and related equipment were unchanged.

Revenues from hardware increased significantly as a result of the acquisition of Woodmark, which recorded approximately $10,485,000 in revenues during the third quarter. Moreover, Nationwide’s revenues increased by approximately $109,000, primarily attributable to an increase of approximately $365,000 in sales of fencing products, which was partially offset by decreases in OEM and patio hardware sales of approximately $201,000 and $92,000, respectively. Further revenue increases in the third quarter were thwarted by Florida’s severe hurricanes, which caused a business disruption for Nationwide and many of its customers for several days. Although Nationwide expects to increase its sales of fencing and patio products as a direct result of the damage caused by theses hurricanes, the extent and timing of these sales may be delayed by one or more quarters. During the first quarter of 2004, the Company incurred increases in the price of steel. Effective February 1, 2004, Nationwide began charging fencing product customers an additional 4-5% to cover the increased cost. During April of 2004, the Company began increasing prices to customers at Franklin and to other customers at Nationwide in an effort to cover the cost increases.

Revenues from hydraulic cylinders and other equipment increased due primarily to increases in cylinder sales of approximately $689,000, or 28.2%, and in the access product line of approximately $180,000, or 25.4%. In addition to general price increases late in the third quarter to certain customers to improve operating margins, the Company increased cylinder prices to customers by an additional 2% on average (8.5% for the nine months ended September 30, 2004) by the end of the third quarter of 2004, the approximate amount of the increases in the cost of steel that began in the first quarter of 2004. However, due to the delays in implementing these price increases, they did not fully offset the material cost increases for the period.

Revenues from heating products increased approximately $316,000, or 12.5%, due primarily to increased radiant and boiler sales of approximately $237,000, as well as increased baseboard sales resulting from the continued strength of new housing starts in 2004. During the first quarter of 2004, the Company incurred increases in the price of steel, copper and aluminum. During the second quarter of 2004, the Company began increasing selling prices across all product lines within this segment in amounts that approximate the cost increases.

Gross Profit

Gross profits by segment for the quarters ended September 30, 2004 and 2003 were as follows:

Quarter ended September 30,	Consolidated	Pneumatic tools and related equipment	Hardware	Hydraulic cylinders and related equipment	Heating products
2004	$10,535,843	$4,232,862	$5,111,857	$394,783	$796,341
	27.1%	26.7%	32.2%	9.1%	27.9%

2003	$6,734,703	$3,811,278	$1,855,067	$364,677	$703,681
	28.4%	30.7%	35.1%	10.6%	27.7%

The decrease in the gross profit percentage from pneumatic tools and related equipment was due primarily to the weakness of the U.S. dollar in relation to the Japanese yen, the loss of a major customer noted above with a better-than-average gross margin and by a less favorable product mix, offset by other cost reductions and productivity improvements. The decrease in the gross profit percentage from hardware products was due primarily to the inclusion of Woodmark, whose gross profit percentage of 31.3% was less than this segment’s prior-period average. Excluding Woodmark, the gross profit percentage for hardware products was 33.8%. On this basis, the gross profit percentage decreased compared with the prior-year quarter due to higher freight and overhead costs offset by a more favorable product mix. The decrease in the gross profit percentage from hydraulic cylinders and other equipment was due primarily to the increased cost of materials, principally steel. The slight increase in the gross profit percentage from heating equipment was due primarily to a favorable product mix.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative (SG&A) expenses increased $2,145,416, or 41.7%, from $5,149,755 to $7,295,171. Excluding expenses of $1,333,336 related to Woodmark during the quarter, SG&A expenses increased by $812,080, or 15.8%, due primarily to increased compensation resulting from a change in executive personnel at Nationwide and, to a lesser extent, to increased professional fees, mainly related to corporate compliance and reporting requirements. These increases were partially offset by decreases resulting from cost-cutting efforts in all of the segments. However, due to increases in revenues, SG&A expenses as a percentage of revenues decreased from 21.7% to 18.7%.

Interest-Net

Net interest expense increased $266,015, or 154.4%, from $172,256 to $438,271, due primarily to the amounts borrowed under the Company’s term loan facility to finance the Woodmark acquisition transaction on June 30, 2004. Interest expense on borrowings under the term loan facility increased by approximately $223,000. Interest expense on borrowings under the Company’s revolving credit loan facility increased by approximately $3,000, as lower average borrowings were offset by higher average interest rates.

Taxes on Income

The effective tax rates for the quarters ended September 30, 2004 and 2003 were 42.7% and 37.5%, respectively. The increase in the effective tax rate was due primarily to an increase in expenses that are not deductible for tax purposes.

Nine-month periods ended September 30, 2004 and September 30, 2003

Revenues

Revenues by segment for the nine-month periods ended September 30, 2004 and 2003 were as follows:

Nine months ended September 30,	Consolidated	Pneumatic tools and related equipment	Hardware	Hydraulic cylinders and related equipment	Heating products
2004	$79,862,213	$33,631,545	$27,259,321	$11,200,688	$7,770,659

2003	$64,922,883	$33,705,562	$15,228,583	$9,340,727	$6,648,011

% increase (decrease)	23.0%	(.2)%	79.0%	19.9%	16.9%

Revenues from pneumatic tools and related equipment were only slightly less than the prior-year period, which included approximately $2,905,000 attributable to a major customer that was lost in early 2004. Through the third quarter, nearly two-thirds of that revenue shortfall had been recouped from new retail product sales of approximately $1,367,000 and increases in retail promotions and base sales of approximately $562,000. In addition, revenues have been favorably impacted by increased sales to the automotive after-market of approximately $859,000, principally from new products, and by increased industrial revenues of approximately $443,000. These increases were partially offset by decreases in commission revenues and Berkeley tool division, OEM and filter sales. Selling prices of pneumatic tools and related equipment were unchanged.

Revenues from hardware increased significantly as a result of the acquisition of Woodmark, which recorded approximately $10,485,000 in revenues during the third quarter. Moreover, Nationwide’s revenues increased approximately $1,528,000, or 13.2%, primarily attributable to an increase of approximately $1,959,000 in sales of fencing products which was partially offset by decreases in OEM and patio hardware sales of approximately $298,000 and $174,000, respectively. During the first quarter of 2004, the Company incurred increases in the price of steel. Effective February 1, 2004, Nationwide began charging fencing product customers an additional 4-5% to cover the increased cost. During April of 2004, the Company began increasing prices to customers at Franklin and to other customers at Nationwide in an effort to cover the cost increases.

Revenues from hydraulic cylinders and other equipment increased due primarily to increases in cylinder sales of approximately $1,501,000, or 23.3%, as demand in this product has increased in 2004. In addition to a general increase in sales to most cylinder customers, there were also increases in sales in the agriculture and access product lines of approximately $162,000, or 14.5%, and approximately $389,000, or 16.1%, respectively. In addition to general price increases in the third quarter to certain customers to improve operating margins, the Company increased cylinder prices to customers by 8.5% on average throughout 2004, the approximate amount of the increases in the cost of steel that began in the first quarter of 2004. However, due to the delay in implementing these price increases, they did not fully offset the material cost increases for the period.

Revenues from heating products increased due primarily to increased baseboard sales, resulting from strong housing starts in 2004, and increased radiant and boiler sales, reflecting continued market penetration with the new product line. During the first quarter of 2004, the Company incurred increases in the price of steel, copper and aluminum. During the second quarter of 2004, the Company began increasing selling prices across all product lines within this segment in amounts that approximate the cost increases.

Gross Profit

Gross profits by segment for the nine-month periods ended September 30, 2004 and 2003 were as follows:

Nine months ended September 30,	Consolidated	Pneumatic tools and related equipment	Hardware	Hydraulic cylinders and related equipment	Heating products
2004	$22,794,225	$10,311,248	$9,268,410	$1,014,051	$2,200,516
	28.5%	30.7%	34.0%	9.1%	28.3%

2003	$19,876,118	$11,696,727	$5,313,367	$880,414	$1,985,610
	30.6%	34.7%	34.9%	9.4%	29.9%

The decrease in the gross profit percentage from pneumatic tools and related equipment was due primarily to the loss of a major customer noted above with a better-than-average gross margin and the weakness of the U.S. dollar in relation to the Japanese yen, partially offset by a more favorable product mix and productivity improvements. The decrease in the gross profit percentage from hardware products was due primarily to the inclusion of Woodmark, whose gross profit percentage of 31.3% was less than this segment’s prior-period average. Excluding Woodmark, the gross profit percentage for hardware products was 35.7%. On this basis, gross profit percentage increased compared with the prior-year period due to a more favorable product mix and greater absorption of fixed period costs from increased sales volume. The decrease in the gross profit percentage from hydraulic cylinders and other equipment was due primarily to material cost increases not fully absorbed by price increases. The decrease in the gross profit percentage from heating equipment was due primarily to lower gross profit margins on radiant and boiler sales, resulting principally from the weakening of the U.S. dollar in relation to the euro, a less favorable product mix for commercial products, reduced margins for baseboard heating products and an increase in boiler sales that were at reduced margins.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative (SG&A) expenses increased $2,507,484, or 16.5%, from $15,209,037 to $17,716,521. Excluding expenses of $1,333,336 related to Woodmark during the third quarter, SG&A increased by $1,174,148, or 7.7%, due primarily to increased compensation resulting from a change in executive personnel at Nationwide and, to a lesser extent, to increased professional fees, mainly related to corporate compliance and reporting requirements. These increases were partially offset by decreases resulting from cost-cutting efforts in all of the segments. However, due to increases in revenues, SG&A expenses as a percentage of revenues decreased from 23.4% to 22.2%.

Interest-Net

Net interest expense increased $146,098, or 26.3%, from $555,265 to $701,363, due primarily to the amounts borrowed under the Company’s term loan facility to finance the Woodmark acquisition transaction on June 30, 2004. Interest expense on borrowings under the term loan facility increased by approximately $186,000. Interest expense on borrowings under the Company’s revolving credit loan facility decreased by approximately $41,000, as a result of lower average borrowings and lower average interest rates.

Taxes on Income

The effective tax rates for the nine-month periods ended September 30, 2004 and 2003 were 41.8% and 37.5%, respectively. The increase in the effective tax rate was due primarily to an increase in expenses that are not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash flows from operations are cyclical, with the greatest demand in the second and third quarters followed by very positive cash flows in the fourth quarter as receivables and inventories trend down. Due to its strong asset base, predictable cash flows and favorable banking relationships, the Company believes it has adequate access to capital, if and when needed. The Company monitors average days sales outstanding, inventory turns and capital expenditures to project liquidity needs and evaluate return on assets employed.

The Company gauges its liquidity and financial stability by the measurements shown in the following table (dollar amounts in thousands):

	September 30, 2004	December 31, 2003	September 30, 2003
Working Capital	$28,142	$20,960	$20,083
Current Ratio	2.09 to 1	2.72 to 1	2.08 to 1
Shareholders’ Equity	$39,570	$36,978	$36,159

On June 30, 2004, as described in Note 7 of the Notes to Consolidated Condensed Financial Statements (unaudited) contained herein, Woodmark acquired certain assets comprising the business of the former Woodmark International L.P. and its wholly-owned subsidiary, the former Stair House, Inc., and assumed certain related liabilities.

Cash increased $2,215,454, from $213,409 as of December 31, 2003 to $2,428,863, as of September 30, 2004. The Company’s debt levels increased from $13,249,537 at December 31, 2003 to $49,408,222 at September 30, 2004, due primarily to the financing of the aforementioned acquisition. The Company’s total percent of debt to total capitalization increased from 26.4% at December 31, 2003 to 55.5% at September 30, 2004.

In connection with Countrywide’s acquisition of all of the stock of Nationwide in 2002, the Company is liable for contingent earnout payments to Nationwide’s previous owner, in amounts equal to 30% of the excess of Nationwide’s earnings, before amortization of intangible assets, interest and taxes, over $2,500,000, for each of the five twelve-month periods subsequent to the acquisition date. These contingent earnout payments have been and will be treated as additions to goodwill. During the nine months ended September 30, 2004, the Company recorded net additions to goodwill of approximately $502,000, related to contingent earnout payments.

In connection with the Woodmark acquisition transaction, the Company is liable for additional payments to the sellers. The amount of these payments, which would be made as of either June 30, 2007 or June 30, 2009, are to be based on increases in earnings before interest and taxes, for the year ended on the respective date, over a base of $5,100,000. Woodmark has the option to make a payment as of June 30, 2007 in an amount equal to 48% of this increase. If Woodmark does not make this payment as of June 30, 2007, the Sellers may demand payment as of June 30, 2009 in an amount equal to 40% of the increase. Any such additional payments will be treated as additions to goodwill.

During the nine months ended September 30, 2004, gross accounts receivable increased at each of the four subsidiaries, by approximately $7,862,000 in the aggregate and approximately $4,704,000 exclusive of the Woodmark acquisition transaction. Increases were approximately $3,882,000, $1,056,000, $2,888,000 and $36,000 at Countrywide, Green, Florida Pneumatic and Embassy, respectively. The increase at Countrywide was due primarily to the addition of Woodmark’s gross accounts receivable of $3,419,000. Excluding Woodmark, the overall increase in gross accounts receivable at each subsidiary is due primarily to the increase in sales in the third quarter of 2004 compared to the fourth quarter of 2003.

During the nine months ended September 30, 2004, inventories increased at each of the four subsidiaries, by approximately $9,918,000 in the aggregate and approximately $4,085,000 exclusive of the Woodmark acquisition transaction. Increases were approximately $7,844,000, $381,000, $1,477,000 and $216,000 at Countrywide, Green, Florida Pneumatic and Embassy, respectively. The increase at Countrywide was due primarily to the addition of Woodmark’s inventories of $6,770,000. Inventory increases at each subsidiary, particularly at Countrywide and Florida Pneumatic, are primarily to support overall growth in the business.

During the nine-months ended September 30, 2004, short-term borrowings increased by $6,500,000, primarily to fund working capital needs.

During the nine months ended September 30, 2004, accounts payable increased at each of the four subsidiaries, by approximately $3,132,000 in the aggregate and approximately $2,914,000 exclusive of the Woodmark acquisition transaction. Increases were approximately $482,000, $148,000, $2,465,000 and $37,000 at Countrywide, Green, Florida Pneumatic and Embassy, respectively. The increase at Countrywide was due primarily to the addition of Woodmark’s accounts payable of $341,000. The increase at Florida Pneumatic was due primarily to the mix of foreign purchases to support new product introductions. The increases at Green and Embassy were due primarily to the timing of payments resulting from increased inventory purchases.

On June 30, 2004, in conjunction with the Woodmark acquisition transaction, the Company entered into a credit agreement with Citibank and another bank. This agreement provides the Company with various credit facilities, including revolving credit loans, term loans for acquisitions and a foreign exchange line. The credit agreement is subject to annual review by the banks.

The revolving credit loan facility provides a maximum of $12,000,000, with various sublimits, for direct borrowings, letters of credit, bankers’ acceptances and equipment loans. There are no commitment fees for any unused portion of this credit facility. At September 30, 2004, there was $9,500,000 outstanding against the revolving credit loan facility, and there were no open letters of credit.

The term loan facility provides a maximum commitment of $34,000,000 to finance acquisitions subject to the approval of the lending banks. There are no commitment fees for any unused portion of this credit facility. The Company borrowed $29,000,000 against this facility to finance the Woodmark acquisition transaction, and there was $31,750,000, including amounts rolled over from the prior term loan facility, outstanding against the term loan facility at September 30, 2004.

The foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding under the foreign exchange line at September 30, 2004, based on that day’s closing spot rate, was approximately $3,384,000.

Under its credit agreement, the Company is required to adhere to certain financial covenants. At September 30, 2004, and for the nine months then ended, the Company was in compliance with all of these covenants.

Certain of the Company’s mortgage agreements also require the Company to adhere to certain financial covenants. At September 30, 2004, and for the nine months then ended, the Company received a waiver for the one covenant with which it was not in compliance.

Capital spending for the nine months ended September 30, 2004 and 2003 was approximately $944,000 and $800,000, respectively, which amounts were provided from working capital. Capital expenditures for the remainder of 2004 are expected to be approximately $240,000, some of which may be financed through the Company’s credit facilities. Included in the expected total for the remainder of 2004 are capital expenditures relating to new products, expansion of existing product lines and replacement of equipment.

Operating activities used cash totaling approximately $814,000 and $1,137,000 during the nine months ended September 30, 2004 and 2003, respectively. The Company believes that cash on hand derived from operations and cash available through borrowings under its credit facilities will be sufficient to allow the Company to meet its foreseeable working capital needs.

Off-Balance Sheet Arrangements

The Company’s foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The Company does not purchase forward contracts on New Taiwan dollars or euros. The total amount of foreign currency forward contracts outstanding under the foreign exchange line at September 30, 2004, based on that day’s closing spot rate, was approximately $3,384,000.

The Company, through Florida Pneumatic, imports a significant amount of its purchases from Japan and Taiwan, with payment due in Japanese yen and New Taiwan dollars. As a result, the Company is subject to the effects of foreign currency exchange fluctuations. The Company uses a variety of techniques to mitigate any adverse effects from these fluctuations, including increasing its selling prices, obtaining price reductions from its overseas suppliers, using alternative supplier sources and entering into foreign currency forward contracts on yen. The increase in the strength of the Japanese yen versus the U.S. dollar over the first nine months of 2004 had a negative effect on the Company’s results of operations and its financial position. There can be no assurance as to the future trend of this value. See “Item 3 – Quantitative and Qualitative Disclosure About Market Risk.”

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

The Company accounts for changes in the fair value of its foreign currency contracts by marking them to market and recognizing any resulting gains or losses through its statement of operations. The Company also marks its yen-denominated payables to market, recognizing any resulting gains or losses in its statement of operations. At September 30, 2004, the Company had foreign currency forward contracts, maturing in 2004, to purchase yen at contracted forward rates. The value of these contracts at September 30, 2004, based on that day’s closing spot rate, was approximately $3,384,000, which was the approximate value of the Company’s corresponding yen-denominated accounts payable. During the three-month periods ended September 30, 2004 and 2003, the Company recorded net realized gains of approximately $18,000 and $8,000, respectively, on foreign currency transactions. During the nine-month periods ended September 30, 2004 and 2003, the Company recorded net realized losses of approximately $65,000 and $1,000, respectively, on foreign currency transactions. At September 30, 2004, the Company had an unrealized gain of approximately $60,000 on foreign currency transactions.

The potential loss in value of the Company’s net investment in foreign currency forward contracts resulting from a hypothetical 10 percent adverse change in foreign exchange rates at September 30, 2004 was approximately $391,000.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed, under the supervision of, and with the participation of, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities and Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were adequate and effective, as of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (this “Report”), in timely alerting them to all material information relating to the Company and its consolidated subsidiaries that is required to be included in this Report.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
See “Exhibit Index” immediately following the signature page.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P & F INDUSTRIES, INC.
(Registrant)

By /s/ Joseph A. Molino, Jr.
Joseph A. Molino, Jr.
Vice President
Dated: November 12, 2004	(Principal Financial Officer)

EXHIBIT INDEX

Number	Description

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

2.2

Stock Purchase Agreement, dated as of May 3, 2002, by and between Mark C. Weldon and the Registrant (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated May 3, 2002). Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish supplementally a copy of any exhibit or schedule omitted from the Stock Purchase Agreement to the Securities and Exchange Commission upon request.

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

4.3

Rights Agreement, dated as of August 18, 2004, between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A dated August 18, 2004).

Number	Description

4.4

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

4.6

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

4.7

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

4.8

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

4.9

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

4.10

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

Number	Description

4.11

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

4.12

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

4.13

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

4.14

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

4.15

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

4.16

Certain instruments defining the rights of holders of the long-term debt securities of the Registrant are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant agrees to furnish supplementally copies of these instruments to the Commission upon request.

Number	Description

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

31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herein).

31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herein).

32.1

Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herein).

32.2

Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herein).

A copy of any of the foregoing exhibits to this Quarterly Report on Form 10-Q may be obtained, upon payment of the Registrant’s reasonable expenses in furnishing such exhibit, by writing to P & F Industries, Inc., 300 Smith Street, Farmingdale, New York 11735-1114, Attention: Corporate Secretary.