Form 10-K
period 2004-12-31
P&F INDUSTRIES INC
filed 2005-03-28
CIK 75340

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2004
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

        The aggregate market value of the registrant's Class A Common Stock held by non-affiliates of the registrant, based on the last sale price on June 30, 2004 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $14,169,000.

        As of March 24, 2005, there were 3,565,631 shares of the registrant's Class A Common Stock outstanding.

Documents Incorporated by Reference

        Part III of this Annual Report on Form 10-K incorporates by reference information from the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held during 2005.

P&F INDUSTRIES, INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

TABLE OF CONTENTS

i

FORWARD LOOKING STATEMENTS

        The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a safe harbor for forward-looking statements made by or on behalf of P&F Industries, Inc. and subsidiaries. The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words "believe," "expect," "intend," "estimate," "anticipate," "will," and similar expressions identify statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. Any forward-looking statements contained herein, including those related to the Company's future performance, are based upon the Company's historical performance and on current plans, estimates and expectations. Such forward-looking statements are subject to various risks and uncertainties identified in Item 7. Forward-looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I

ITEM 1.    Business

        P&F Industries, Inc. ("P&F") is a Delaware corporation incorporated on April 19, 1963. P&F conducts its business operations through its four wholly-owned subsidiaries: Florida Pneumatic Manufacturing Corporation ("Florida Pneumatic"), Countrywide Hardware, Inc. ("Countrywide"), Green Manufacturing, Inc. ("Green") and Embassy Industries, Inc. ("Embassy"). P&F Industries, Inc. and its subsidiaries are herein referred to collectively as the "Company."

        Florida Pneumatic is engaged in the importation, manufacture and sale of pneumatic hand tools, primarily for the industrial, retail and automotive markets, and the importation and sale of compressor air filters. Florida Pneumatic also markets, through its Berkley Tool division ("Berkley"), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely-used brand of pipe cutting and threading machines. Countrywide conducts its business operations through Nationwide Industries, Inc. ("Nationwide"), its wholly-owned subsidiary, through its Franklin Manufacturing ("Franklin") division and through Woodmark International, L.P. ("Woodmark"), a limited partnership owned by P&F and Countrywide. (See Note 2 to the Notes to Financial Statements for information regarding the June 2004 Woodmark acquisition transaction.) Nationwide is an importer and manufacturer of door, window and fencing hardware. Franklin imports a line of door and window hardware. Woodmark is an importer of builders' hardware, including staircase components and kitchen and bath hardware and accessories. Green was primarily engaged in the manufacture, development and sale of heavy-duty welded custom designed hydraulic cylinders until it exited that business in December 2004 through the sale of certain assets. (See Note 3 to the Notes to the Consolidated Financial Statements.) Green also manufactured a line of access equipment for the petro-chemical industry until it exited that business in February 2005 and continues to market a line of post hole digging equipment for the agricultural industry. (See Note 15 to the Notes to Consolidated Financial Statements regarding the disposition of certain assets related to Green's exit from the access equipment business.) Embassy is engaged in the manufacture and sale of baseboard heating products and the importation and sale of radiant heating systems and boilers. Note 14 to the Notes to Consolidated Financial Statements presents financial information for the segments of the Company's business.

        Florida Pneumatic has one major customer, Sears, Roebuck and Co., that accounted for 20.6%, 22.0% and 22.3% of consolidated revenues for the years ended December 31, 2004, 2003 and 2002, respectively. The Home Depot, Inc. is a customer of both Florida Pneumatic and Countrywide, and accounted for 16.5%, 18.1% and 18.3% of consolidated revenues for the years ended December 31, 2004, 2003 and 2002, respectively. Revenues derived from countries outside of the United States were immaterial for the years ended December 31, 2004, 2003 and 2002.

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

        Most of Florida Pneumatic's sales are of pneumatic tools imported from Japan and Taiwan, along with sales of some products imported from mainland China. Florida Pneumatic manufactures high-speed rotary and reciprocating pneumatic tools at its factory in Jupiter, Florida and imports air filters.

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

        Three customers accounted for 45.2%, 42.2% and 40.5%, 32.4%, 37.4% and 30.5%, and 1.2%, 9.9% and 12.0% of Florida Pneumatic's revenues for the years ended December 31, 2004, 2003 and 2002, respectively.

        Florida Pneumatic's products are sold off the shelf, and no material backlog of orders exists. The business is not seasonal, but it may be subject to significant periodic changes resulting from holiday sales promotions by customers.

        Florida Pneumatic purchases all of its pneumatic tools from a Far East trading company that owns or represents 18 individual factories in Japan, Taiwan and China. Of the total pneumatic tool purchases, approximately 40% are bought from Japan, 45% from Taiwan and 15% from China. There are redundant sources for every product manufactured.

Countrywide

        Countrywide conducts its business through Nationwide, Woodmark and Franklin.

        Nationwide is an importer and manufacturer of door, window and fencing hardware, including rollers, hinges, window operators, sash locks, custom zinc castings and door closers.

        Most of Nationwide's sales are of products imported from Taiwan and China. Nationwide currently purchases approximately 80% of its product from two foreign suppliers. Although there are redundant sources available for substantially all products manufactured, the loss of either of these existing suppliers could, at least temporarily, adversely affect operating results. Nationwide manufactures rollers, screen doors, hinges and pool enclosure products at its factory in Tampa, Florida.

        Nationwide's products are sold through in-house sales personnel and manufacturers' representatives to distributors, retailers and OEM customers. End users of Nationwide's products include contractors, home builders, pool and patio distributors, OEM/private label customers and general consumers.

        One customer accounted for 10.9% of Nationwide's revenues for the year ended December 31, 2004 while two customers accounted for 13.0% and 10.5%, and 13.0% and 7.6%, of Nationwide's revenues for the years ended December 31, 2003 and 2002, respectively.

        Nationwide's sales are somewhat seasonal, with revenues increasing approximately 35% during the spring and summer months. The majority of Nationwide's products are sold off the shelf. The backlog at December 31, 2004, of approximately 25% of annual sales, results primarily from blanket customer orders.

        The primary competitive factors in Nationwide's business are price, quality, product availability and service.

        Woodmark is an importer of iron and wood stair parts and residential plumbing fixtures and other accessories for new construction and home improvement applications.

        Woodmark purchases all of its stair parts and kitchen and bath products from a Far East trading company that owns or represents 11 individual factories in China, Taiwan and Indonesia. Of the total stair parts and kitchen and bath products purchases, approximately 68% are bought from China, 26% from Taiwan and 6% from Indonesia. There are redundant sources for every product manufactured.

        Woodmark's stair products are sold through in-house sales personnel and manufacturers' representatives to a) traditional one- and two-step distributors of construction components who in turn sell to carpenters, home builders and the retail channel, b) distributors who specialize in stair parts and staircase installation and c) stair parts manufacturers who outsource certain components from other manufacturers. Woodmark's residential plumbing fixtures are sold through in-house sales personnel and manufacturers' representatives to plumbing wholesalers and distributors, purchasing cooperatives and OEMs in the manufactured housing and recreational vehicle industry.

        No customer accounted for more than 10% of Woodmark's revenues for the six-month period since its acquisition through December 31, 2004.

        The primary competitive factors in Woodmark's business are price, quality and product availability.

        Franklin imports and packages approximately 225 types of hardware products, including locksets, deadbolts, door and window security hardware, rope-related hardware products and fire escape ladders. Franklin's products generally range in price from under $1.00 to $30.00, and are sold to retailers, wholesalers and private label accounts through manufacturers' representatives and in-house sales support personnel. Nearly all of Franklin's sales are of products imported from China.

        Two customers accounted for approximately 39.2%, 39.2% and 36.9%, and 16.5%, 20.9% and 23.2% of Franklin's revenues for the years ended December 31, 2004, 2003 and 2002, respectively.

        The primary competitive factors in Franklin's business are price, service, skill in packaging and point-of-sale marketing.

        Franklin's products are sold off the shelf, and no material backlog of orders exists. Sources of imported products are readily available. Franklin's business is not seasonal.

Green

        Green was primarily engaged in the manufacture, development and sale of heavy-duty welded custom designed hydraulic cylinders until it exited the cylinder business in December 2004 through the sale of certain of its assets, including property, equipment and certain inventories, to a non-affiliated third party in the industry. (See Note 3 to the Notes to the Consolidated Financial Statements.) Prior to the sale, all of Green's hydraulic cylinders were sold for use as integrated components on a variety of equipment and machinery manufactured by others. This product line accounted for 69% of Green's revenues in 2004.

        Until February 2005, Green also manufactured a line of access equipment for the petro-chemical and bulk storage industries. This product line, which accounted for approximately 22% of Green's revenues in 2004, consisted of bridges, platforms, walkways and stairways, constructed of steel or aluminum and generally installed outdoors. In February 2005, Green exited the access equipment business and sold certain of its assets, including equipment, inventories and certain accounts receivable, to a non-affiliated third party. (See Note 15 to the Notes to the Consolidated Financial Statements.)

        Green also markets a small line of diggers used primarily as attachments to small tractors for light farm work. This product line, which accounted for approximately 9% of Green's revenues in 2004, is marketed through farm equipment dealers and wholesalers.

Embassy

        Embassy's baseboard heating products are sold nationally, under the Embassy name and under its Panel-Track, Commercial-Pak, Ambassador, System 6 and Hide-a-Vector trademarks, for use in hot-water heating systems installed in single family homes, multi-unit dwellings and commercial and industrial buildings. Embassy's products are sold principally to wholesalers by manufacturers' representatives and in-house sales personnel. Embassy's products are also sold to other manufacturers for incorporation into their products and for distribution on a private-label basis.

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

        Embassy also imports a line of radiant heating systems. These systems are different from baseboard heating systems in that the radiant heating systems radiate heat provided by hot water circulating through plastic tubing, which is generally installed beneath the surface of the floor. These systems include the tubing, manifolds, controls and installation supplies. Embassy also provides computer software that aids in the design of the system. Sales of radiant heating products accounted for approximately 20.5%, 21.0% and 20.6% of Embassy's total heating equipment revenues for the years ended December 31, 2004, 2003 and 2002, respectively. No customer accounted for greater than 10% of Embassy's revenues for the years ended December 31, 2004, 2003 or 2002.

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

        Embassy's baseboard heating products are sold off the shelf, and no material backlog of orders exists. Raw materials are readily available. The business is somewhat seasonal, with approximately 55% of Embassy's heating equipment revenues coming in the last six months of the year.

Employees

        The Company employed 257 persons as of December 31, 2004, including six at corporate headquarters. Countrywide had no employees. Florida Pneumatic had 65 employees, Nationwide had 34 employees, Woodmark had 53 employees and Green had 27 employees. These employees are not represented by a union. Embassy had 72 employees, including 40 factory workers who are covered by a single-employer union contract that expires on November 30, 2007. The Company believes that its relationships with its employees are satisfactory. In February 2005, Green exited its access equipment business and reduced its workforce by 25 employees.

ITEM 2.    Properties

        In connection with the acquisition of Nationwide in 2002, Countrywide purchased the real property and the improvements thereon in which Nationwide conducts its business. Countrywide leases part of its facility to a non-affiliated tenant. Florida Pneumatic and Embassy each own the plant facilities that they occupy. Countrywide owns the plant facility occupied by Nationwide. Each of these facilities is subject to a mortgage. Woodmark leases its two plant facilities from non-affiliated landlords with lease terms expiring in June 2008 and May 2010, respectively. Green sold its plant facility in December 2004.

        Florida Pneumatic's 72,000 square foot plant facility is located in Jupiter, Florida. Nationwide's 56,250 square foot plant facility is located in Tampa, Florida. Woodmark's 60,000 square foot plant facility is located in Plano, Texas and its 46,000 square foot plant facility is located in Austell, Georgia. Embassy's 75,000 square foot plant facility is located in Farmingdale, New York. Each facility either provides adequate space for the operations of the respective subsidiary for the foreseeable future or can be modified or expanded to provide additional space. The Company's executive offices are located in Embassy's facility in Farmingdale, New York.

ITEM 3.    Legal Proceedings

        The Company is a defendant or co-defendant in various actions brought about in the ordinary course of conducting its business. The Company does not believe that any of these actions are material to the financial position of the Company.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the last quarter of the period covered by this Annual Report on Form 10-K.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The Company's Class A Common Stock trades on The Nasdaq Stock Market under the symbol PFIN. The range of high and low bid information for the Company's Class A Common Stock during the last two fiscal years was as follows:

	High	Low
2004
First Quarter	$9.00	$8.03
Second Quarter	9.10	7.50
Third Quarter	9.90	7.50
Fourth Quarter	15.50	9.01
	High	Low
2003
First Quarter	$6.93	$5.78
Second Quarter	7.20	6.24
Third Quarter	10.21	6.47
Fourth Quarter	10.46	7.30

        Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of March 24, 2005, there were approximately 1,400 holders of record of the Company's Class A Common Stock and the last sale price of the Company's stock as reported by the The Nasdaq Stock Market was $14.42. The Company has not declared any cash dividends on its Class A Common Stock since its incorporation in 1963 and has no plans to declare any cash dividends in the foreseeable future.

ITEM 6.    Selected Financial Data

        The following selected consolidated financial data has been derived from the Company's audited Consolidated Financial Statements for the five years ended December 31, 2004. See "Management's Discussion and Analysis of Financial Condition and Results of Operations", found in Item 7 of this report, for information regarding business acquisitions, discontinued operations, critical accounting policies and items affecting comparability of the amounts below. The selected financial information should be read in conjunction with the Consolidated Financial Statements included in Item 8 of this report.

	Year ended December 31,
	2004	2003	2002	2001	2000
Revenues	$103,631,607	$77,953,637	$69,299,396	$55,974,199	$64,310,561

Earnings from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$4,238,245	$3,913,741	$3,574,893	$2,233,855	$3,472,562
Discontinued operations, net of taxes	(199,682)	(550,792)	(712,042)	(421,047)	352,378

Net earnings before cumulative effect of change in accounting principle	4,038,563	3,362,949	2,862,851	1,812,808	3,824,940
Cumulative effect of change in accounting principle, net of taxes	—	—	(3,239,118)	—	—

Net earnings (loss)	$4,038,563	$3,362,949	$(376,267)	$1,812,808	$3,824,940

Earnings (loss) per common share:
Basic:
Net earnings from continuing operations	$1.20	$1.12	$1.02	$.63	$.98
Discontinued operations, net	(.05)	(.16)	(.20)	(.12)	.09
Change in accounting principle, net	—	—	(.93)	—	—

Net earnings (loss) per common share—basic	$1.15	$.96	$(.11)	$.51	$1.07

Diluted:
Net earnings from continuing operations	$1.15	$1.09	$1.00	$.63	.96
Discontinued operations, net	(.05)	(.15)	(.20)	(.13)	.08
Change in accounting principle, net	—	—	(.91)	—	—

Net earnings (loss) per common share—assuming dilution	$1.10	$.94	$(.11)	$.50	$1.04

Total assets	$90,538,073	$58,331,924	$59,167,556	$46,469,522	$54,152,817

Long-term obligations, less current maturities	$31,847,597	$8,723,324	$11,591,989	$3,548,945	$3,862,512

Cash dividends declared per common share	$—	$—	$—	$—	$—

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS AND RISK FACTORS

        The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a safe harbor for forward-looking statements made by or on behalf of P&F Industries, Inc. and subsidiaries. The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words "believe," "expect," "intend," "estimate," "anticipate," "will," and similar expressions identify statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. Any forward-looking statements contained herein, including those related to the Company's future performance, are based upon the Company's historical performance and on current plans, estimates and expectations. Such forward-looking statements are subject to various risks and uncertainties identified below. Forward-looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

        All forward-looking statements involve risks and uncertainties. These risks and uncertainties could cause the Company's actual results for the 2005 fiscal year and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company for a number of reasons, including, but not limited to:

  •
  The strength of the retail economy in the United States. The Company's business is subject to economic conditions in its major markets, including recession, inflation, deflation, general weakness in retail, industrial, and housing markets.

  •
  The Company's ability to maintain mutually beneficial relationships with key customers. The Company has several significant customers, including two customers that, in the aggregate, constituted approximately 37% of its consolidated revenues for 2004. The loss of either of these significant customers or a material negative change in the Company's relationships with these significant customers could have an adverse effect on its financial position and results of operations.

  •
  Adverse changes in currency exchange rates or raw material commodity prices. A significant amount of the Company's products are manufactured outside the United States and purchased in the local currency. As a result, the Company is exposed to movements in the exchange rates of various currencies against the United States dollar. The Company believes its most significant foreign currency exposures are the Japanese yen, the New Taiwan dollar, and, to a lesser extent, the euro.

  •
  Unforeseen inventory adjustments or changes in purchasing patterns by major customers and the resultant impact on manufacturing volumes and inventory levels. The Company makes its purchasing decisions based upon a number of factors including an assessment of market needs and preferences, manufacturing lead times and cash flow considerations. To the extent that the Company's assumptions result in inventory levels being too high or too low, there could be a negative impact on its financial position and results of operations.

  •
  Unforeseen interruptions in the manufacturing ability of certain foreign suppliers. Although the Company believes there are redundant sources available and does maintain multiple sources for certain of its products, there may be costs and delays associated with securing such sources and there can be no assurance that such sources would provide the same quality of product at similar prices.

  •
  Market acceptance of the new products introduced in 2004 and other products scheduled for introduction in 2005, as well as the level of sales generated from these new products relative to expectations, based on existing investments in productive capacity and commitments by the Company to fund advertising and product promotions in connection with the introduction of these new products.

  •
  The ability of certain subsidiaries of the Company to generate future cash flows sufficient to support the recorded amounts of goodwill, other intangible assets and other long-lived assets related to those subsidiaries.

  •
  Increased competition. The domestic markets in which the Company sells products are highly competitive on the basis of price, quality, availability, post-sale service and brand-name awareness. A number of competing companies are well-established manufacturers that compete on a global basis.

  •
  Price reductions taken by the Company in response to customer and competitive pressures, as well as price reductions or promotional actions taken in order to drive demand that may not result in anticipated sales necessary to offset the associated costs.

  •
  Interest rate fluctuations and other capital market conditions.

  •
  The effects of litigation and product liability exposures, as well as other risks and uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission.

  •
  Changes in laws and regulations, including changes in accounting standards, taxation requirements, including tax rate changes, new tax laws and revised tax law interpretations, and environmental laws, in both domestic and foreign jurisdictions.

  •
  The impact of unforeseen events, including war or terrorist activities, on economic conditions and consumer confidence.

        This listing is not intended to be all-inclusive. There can be no assurance that the Company has correctly identified and appropriately assessed all factors affecting its business or that the publicly available and other information with respect to these matters is complete and correct. Additional risks and uncertainties not presently known to the Company or that it currently believes to be immaterial also may adversely impact the Company. Should any risks and uncertainties develop into actual events, these developments could have material adverse effects on the Company's financial position and results of operations.

OVERVIEW

        The Company's consolidated revenues for the year ended December 31, 2004 increased 32.9% to $103.6 million, compared to $78.0 million for the 2003 fiscal year. Although revenues increased at all subsidiaries, the greatest increase was at Countrywide, resulting primarily from the inclusion of $19.7 million in revenues from Woodmark, acquired on June 30, 2004, and to an increase in sales in the fencing product line of Nationwide. Overall gross profit margin decreased from 33.2% to 31.0% even as the revenue volume increased principally due to a) the inclusion of Woodmark, which had an overall gross margin lower than the Company's 2003 average, b) increases in the cost of raw materials, particularly steel, and c) the increased cost of imported product due to the weakening of the U.S. dollar versus the Japanese yen, the New Taiwan dollar ("NTD") and the euro. Profits improved overall, when comparing earnings from continuing operations, from $3,913,741 to $4,238,245, or approximately 8.3%.

KEY INDICATORS

Economic Measures

        Key economic measures relevant to the Company include the cost of metals, especially various types of steel, aluminum and copper. Also important is the value of the dollar in relation to the Japanese yen, the NTD and, to a lesser extent, the euro, as the Company spends approximately $20 million in these currencies annually. Key elements for the demand for the Company's products include retail sales and housing starts, especially in the northeast and south.

        At the end of 2003 and through 2004, the Company experienced an increase in the cost of most types of steel and aluminum and products predominantly comprised of steel. This was first attributed to the tariffs imposed on imported steel, but more recently has been driven by excess demand in Asia.

Most tariffs appear to have eased and, thus, should not impact the cost of steel going forward; however, it is unclear if or when the demand-driven price increase will dissipate.

        During 2004, the value of the U.S. dollar decreased in relation to the euro, the Japanese yen and the NTD. When comparing the change in the weighted average value of the Company's foreign currency purchases in 2004 compared to 2003, the decrease in the value of the dollar was approximately 9.3% in relation to the euro, approximately 5.4% in relation to the Japanese yen and approximately 2.1% in relation to the NTD. The net weakening of the U.S. dollar against the euro, the Japanese yen and the NTD in 2004 resulted in an increase in the cost of imported product from Europe, Japan and Taiwan of approximately $731,000. Although there can be no certainty, the Company does not expect these rates to return to the early 2004 levels in the next year.

        In 2004, retail sales improved over 2003, and strong housing demand continued in the northeast and south. Any change in the trend for these indicators in 2005 is likely to have an impact on results.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Certain of these accounting policies require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities, revenues and expenses. On an ongoing basis, the Company evaluates estimates, including those related to bad debts, inventory reserves, goodwill and intangible assets and warranty reserves. The Company bases its estimates on historical data and experience, when available, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The Company's critical accounting policies include:

Revenue Recognition

        The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectibility is reasonably assured. The Company sells its goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods. Revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale. Other than standard product warranty provisions, the Company's sales arrangements provide for no other, or insignificant, post-shipment obligations. The Company does offer rebates and other sales incentives, promotional allowances or discounts, from time to time and for certain customers, typically related to customer purchase volume, all of which are fixed or determinable and are classified as a reduction of revenue and recorded at the time of sale. The Company periodically evaluates whether an allowance for sales returns is necessary. Historically, the Company has experienced little, if any, sales returns. If the Company believes there are potential sales returns, the Company would provide any necessary provision against sales.

Accounts Receivable and Allowance for Doubtful Accounts

        Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Analysis of customer history, financial data and the overall economic environment is performed. In addition, balances outstanding for more than 90 days are evaluated for possible inclusion in the accounts receivable reserve. Collection agencies are also utilized.

        The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. The Company also records as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and the Company's assessment of the general financial conditions affecting its customer base. If actual collection experience changes, revisions to the allowance may be required. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in the creditworthiness of any of these customers could have a material affect on the Company's results of operations in the period in which such changes or events occur. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. Based on the information available, the Company believes that its allowance for doubtful accounts as of December 31, 2004 was adequate. However, actual write-offs might exceed the recorded allowance.

Inventories

        Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. The inventory balance, which includes materials, labor and manufacturing overhead costs, is recorded net of an allowance for obsolete or unmarketable inventory. Such allowance is based upon both historical experience and management's understanding of market conditions and forecasts of future product demand. In addition, items in inventory in excess of one year's usage are compared to the allowance for adequacy. If the actual amount of obsolete or unmarketable inventory significantly exceeds the estimated allowance, the Company's cost of sales, gross profit and net earnings would be significantly affected.

Goodwill and Other Intangible Assets

        The Company's operational policy for the assessment and measurement of any impairment in the value of goodwill and other intangible assets that is other than temporary is to evaluate at least annually, with the help of independent third-party appraisers if necessary, the recoverability and remaining life of its goodwill and other intangible assets to determine their fair value. The methodologies to be used to estimate fair value include the use of estimates and assumptions, including projected revenues, earnings and cash flows. If the fair value of any of these assets is determined to be less than its carrying value, the Company will reflect the impairment of any such assets through a reduction in its carrying value, in an amount equal to the excess of the carrying value of the asset over its fair value.

        On a quarterly basis, the Company reviews changes in market conditions, among other factors, that could have a material impact on its estimates of fair value in order to reassess the carrying value of goodwill and other intangible assets. The Company's annual impairment test, done as of November 30, 2004, indicated that the fair values exceeded the carrying amounts and, as a result, no adjustment for impairment was deemed necessary.

IMPAIRMENT OF GOODWILL

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill not be amortized, but tested annually for impairment. The Company adopted SFAS 142 as of January 1, 2002 and, in accordance therewith, ceased amortizing its goodwill as of that date.

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

ACQUISITIONS

        Results of operations reported in the Consolidated Financial Statements are included from the dates of the respective acquisitions, reflecting only eight months in 2002 for Nationwide and only six months in 2004 for Woodmark.

Nationwide Industries, Inc.

        On May 3, 2002, Countrywide acquired all of the stock of Nationwide for approximately $10,452,000, plus an additional payment in 2002 for a working capital adjustment of approximately $259,000. In addition to the cash paid at the closing, the Company is liable for contingent earnout payments to Nationwide's previous owner, in amounts equal to 30% of the excess of Nationwide's earnings, before amortization of intangible assets, interest and taxes, over $2,500,000, for each of the five twelve-month periods subsequent to the acquisition date. These contingent earnout payments have been and will be treated as additions to goodwill. The purchase price was negotiated on the basis of Nationwide's historical financial performance. This acquisition was financed through the term loan facility available under the Company's credit agreement. (See Note 9 to the Notes to Consolidated Financial Statements.)

        During the year ended December 31, 2002, the Company recorded goodwill of approximately $6,968,000, including approximately $259,000 related to the working capital adjustment described above, approximately $561,000 related to acquisition costs and acquisition-related expenses, approximately $150,000 related to contingent earnout payments and approximately $972,000 related to a deferred tax liability associated with intangible assets that were part of the acquisition. During the years ended December 31, 2004 and 2003, the Company recorded net additions to goodwill of approximately $489,000 and $351,000, respectively, related primarily to contingent earnout payments. (See Note 2 to the Notes to Consolidated Financial Statements.)

        On May 24, 2002, in connection with the acquisition of Nationwide, Countrywide also purchased, for $2,500,000, the real property and the improvements thereon in which Nationwide conducts its business. This purchase was financed primarily through a mortgage loan, in the amount of $2,024,000, from a bank.

Woodmark International L.P.

        On June 30, 2004, pursuant to an Asset Purchase Agreement dated as of such date, Woodmark, a Delaware limited partnership owned by P&F and Countrywide, acquired certain assets (the "Purchased Property") comprising the business of the former Woodmark International L.P., a Texas limited partnership, and its wholly-owned subsidiary, the former Stair House, Inc., a Georgia corporation (collectively, the "Sellers"), and assumed certain of the Sellers' related liabilities. Woodmark paid $31,898,000 to acquire the Purchased Property, which purchase price consisted primarily of $27,160,000 in cash and certain subordinated notes in the aggregate principal amount of $3,408,000. The purchase price was negotiated on the basis of Woodmark's historical financial performance. Subject to certain conditions, Woodmark also agreed to pay additional cash consideration to the Sellers after the third or the fifth anniversary of the closing of the acquisition if certain financial targets described in the Asset Purchase Agreement are met. The acquisition of the Purchased Property was financed through the Company's senior credit facility. (See Note 9 to the Notes to Consolidated Financial Statements.)

        As part of the acquisition, the Company recorded approximately $8,840,000 in other identifiable intangible assets, principally related to the value of customer relationships, and approximately $12,675,000 of goodwill through December 31, 2004. (See Note 2 to the Notes to Consolidated Financial Statements.)

DISCONTINUED OPERATIONS

Green Manufacturing, Inc.—Hydraulic Cylinder Division

        In December 2004, pursuant to an Asset Purchase Agreement and other related documents (collectively, the "Agreement"), among P&F, Green and Rosenboom Machine & Tool, Inc. ("RMT") (an unaffiliated third party), Green sold certain of its assets comprising its Hydraulic Cylinder Division to RMT. The assets sold pursuant to the Agreement include, among others, property, machinery and equipment, raw materials, work-in process inventory and certain intangibles. Green also sold the land and building in which the division was housed to RMT in connection with this transaction. Green received net cash proceeds of approximately $3,679,000 and a promissory note of approximately $686,000 at the closing. In addition, Green may receive additional consideration based upon certain future sales by RMT. In addition, RMT has agreed to hire all Green Hydraulic Cylinder Division employees in Bowling Green, Ohio and, as a result of the transaction, Green has effectively exited the hydraulic cylinder business.

        In connection with the transaction, Green and RMT entered into an agreement which provides for RMT to purchase from Green 100% of RMT's requirements for products of the type that constitute part of Green's inventory of finished goods as of the acquisition date with all purchases by RMT being binding and non-cancelable at pre-established prices. The term is for a period of one year from the acquisition date. RMT shall maintain for the benefit of Green the insurance policy insuring the finished goods inventory and will bear the entire risk of loss, theft, destruction or any damage to the inventory. RMT will also be responsible for all recordkeeping with respect to the inventory. Within 5 days of the expiration of the term, RMT is obligated to provide Green with a list of all unpurchased inventory and return such inventory to Green. Based on the terms of the agreement, Green has effectively entered into an arrangement which provides for a transfer of its inventory to RMT prior to payment, as if it had been sold to RMT, with Green recording it as an other current receivable (based on the cost of the inventory which approximated $889,000). This treatment is based on the fact that Green has effectively transferred control of the inventory to RMT. RMT's employees maintain control of the inventory as it is located on RMT's premises and also bears risk of loss, theft, destruction or any damage to the inventory. Also, all purchases by RMT are binding and non-cancelable at pre-established prices with RMT being Green's only customer for the one-year period.

        The Company recognized a gain on the sale of these assets of approximately $134,000 ($88,000 net of tax) in the fourth quarter of 2004.

        The following amounts related to the sale of Green's Hydraulic Cylinder Division assets have been segregated from the Company's continuing operations and are reported as assets of discontinued operations in the consolidated balance sheets.

	December 31,
	2004		2003
	Current	Long-term	Current	Long-term
Assets of discontinued operations:
Inventories	$—	$—	$1,360,000	$—
Property and equipment	—	—	—	3,524,000

Total assets of discontinued operations	$—	$—	$1,360,000	$3,524,000

        Results of operations for Green's Hydraulic Cylinder Division are included from the beginning of each fiscal period presented through December 10, 2004, the effective date of asset disposition, and have been segregated from continuing operations and reflected as discontinued operations approximately as follows:

	Year Ended December 31,
	2004	2003	2002
Revenues	$10,327,000	$8,454,000	$7,915,000

Loss before income taxes	$(437,000)	$(882,000)	$(1,130,000)
Income tax benefit	149,000	331,000	418,000

Loss from discontinued operations, net of taxes	(288,000)	(551,000)	(712,000)

Pre-tax gain on sale of assets	134,000	—	—
Income taxes	(46,000)	—	—

Gain on sale of assets, net of taxes	88,000	—	—

Discontinued operations, net of taxes	$(200,000)	$(551,000)	$(712,000)

RESULTS OF OPERATIONS

2004 Compared to 2003

  Revenues

        Revenues for the years ended December 31, 2004 and 2003 were as follows:

Year ended December 31,	Consolidated	Pneumatic tools and related equipment	Hardware	Access/ Agricultural products	Heating products
2004	$103,631,607	$47,374,112	$40,689,749	$4,748,449	$10,819,297

2003	$77,953,637	$45,121,611	$19,212,718	$3,933,442	$9,685,866

% increase	32.9%	5.0%	111.8%	20.7%	11.7%

        Revenues from pneumatic tools and related equipment increased due primarily to: increases in retail promotions, new product introductions and base sales of approximately $2,085,000, $1,755,000 and $236,000, respectively, from two major retailers; increases in sales to the automotive after-market of approximately $1,381,000, of which $968,000 related to sales from new product introductions; increases in catalog sales of approximately $496,000; and increases in sales of OEM products of approximately $578,000, primarily from the addition of a new product. These increases were offset by a decrease of approximately $3,914,000 attributable to the loss of a major customer in early 2004 and the reduction of sales commission revenues of approximately $311,000 related to a product no longer being sold. Selling prices of pneumatic tools and related equipment were unchanged.

        Revenues from hardware increased significantly as a result of the acquisition of Woodmark, which recorded approximately $19,721,000 in revenues during second half of 2004. Moreover, Nationwide's revenues increased by approximately $1,989,000, or 13.7%, primarily attributable to an increase of approximately $2,194,000 in sales of fencing products, which was partially offset by decreases in OEM sales of approximately $251,000. The increase in revenues in this segment was also partially offset by a decrease in revenues of approximately $166,000, or 3.6%, at Franklin, related to a significant customer that reduced its ordering. During the first quarter of 2004, the Company incurred increases in the price of steel. Effective February 1, 2004, Nationwide began charging fencing product customers an additional 4-5% to cover the increased cost. During April of 2004, the Company began increasing prices to customers at Franklin and to other customers at Nationwide in an effort to cover the cost increases.

        Revenues from Access/Agricultural products increased $815,000 due primarily to a relationship begun in the second quarter of 2004 with a reseller that generated new orders in the access product line, as well as a general improvement in that market.

        Revenues from heating products increased approximately $1,133,000 due primarily to increased radiant and boiler sales of approximately $554,000, reflecting continued market penetration with these newer product lines, as well as increased baseboard sales resulting from the continued strength of new housing starts in 2004. During the first quarter of 2004, the Company incurred increases in the price of steel, copper and aluminum. During the second quarter of 2004, the Company began increasing selling prices across all product lines within this segment in amounts that approximate the cost increases.

        All revenues are generated in U.S. dollars and are not impacted by changes in foreign currency exchange rates.

  Gross Profit

        Gross profit for the years ended December 31, 2004 and 2003 were as follows:

Year ended December 31,	Consolidated	Pneumatic tools and related equipment	Hardware	Access/ Agricultural products	Heating products
2004	$32,077,322	$14,356,939	$13,422,361	$1,062,953	$3,235,069

	31.0%	30.3%	33.0%	22.4%	29.9%

2003	$25,866,725	$15,289,948	$6,621,836	$932,963	$3,021,978

	33.2%	33.9%	34.5%	23.7%	31.2%

        The decrease in the gross profit percentage from pneumatic tools and related equipment was due primarily to the impact of the weakness of the U.S. dollar in relation to the Japanese yen and the New Taiwan dollar, the loss of a major customer with a better-than-average gross margin and by a less favorable product mix, offset by other cost reductions and productivity improvements. The decrease in the gross profit percentage from hardware products was due primarily to the inclusion of Woodmark, whose gross profit percentage of 31.1% was less than this segment's 2003 average. The gross profit percentage for the remaining companies that comprised the hardware products segment was 34.8%. The gross profit percentage increased slightly compared with the prior year due to a more favorable product mix in its OEM business. The decrease in the gross profit percentage from Access/Agricultural products was due primarily to increases in raw material costs which were not able to be recovered through increased selling prices. The decrease in the gross profit percentage from heating equipment was due primarily to increases in steel and other raw material costs, lower radiant margins resulting principally from the weakening of the U.S. dollar in relation to the euro and a less favorable product mix for commercial product, partially offset by improved overhead absorption and labor efficiency for baseboard products.

  Selling, General and Administrative Expenses

        Consolidated selling, general and administrative ("SG&A") expenses increased $4,735,683, or 25.1%, from $18,884,868 to $23,620,551. SG&A expenses increased due primarily to the inclusion of $2,688,651 of expenses related to Woodmark in the second half of the year, increased compensation resulting from a change in executive personnel at Nationwide and, to a lesser extent, to increased compensation tied to higher profitability and increases related to professional fees, mainly related to corporate compliance and reporting requirements. These increases were partially offset by decreases resulting from cost-cutting efforts in all of the segments. However, due to increases in revenues, SG&A expenses as a percentage of revenues decreased from 24.2% to 22.8%.

  Interest—Net

        Net interest expense increased $464,410, or 64.5%, from $720,116 to $1,184,526, due primarily to the amounts borrowed under the Company's term loan facility to finance the Woodmark acquisition transaction on June 30, 2004, as well as the issuance and assumption of certain notes related thereto. Interest expense on borrowings under the term loan facility increased by approximately $444,000 and interest expense on the acquisition-related notes approximated $57,000. Interest expense on borrowings under the Company's revolving credit loan facility decreased by approximately $8,000, as lower average borrowings were offset by higher average interest rates.

  Income Taxes

        The effective tax rates for the years ended December 31, 2004 and 2003 were 41.7% and 37.5%, respectively. The increase in the effective tax rate was due primarily to an increase in expenses that are not deductible for tax purposes, including executive compensation in excess of $1,000,000. (See Note 12 to the Notes to Consolidated Financial Statements.)

2003 Compared to 2002

  Revenues

        Revenues for the years ended December 31, 2003 and 2002 were as follows:

Year ended December 31,	Consolidated	Pneumatic tools and related equipment	Hardware	Access/ Agricultural products	Heating products
2003	$77,953,637	$45,121,611	$19,212,718	$3,933,442	$9,685,866

2002	$69,299,396	$42,459,567	$13,346,256	$4,192,979	$9,300,594

% increase (decrease)	12.5%	6.3%	44.0%	(6.2)%	4.1%

        Revenues from pneumatic tools and related equipment increased due primarily to strong promotions of approximately $6,100,000 by two major retailers and an increased penetration in the automotive after-market of approximately $400,000, partially offset by reduced selling prices to a significant customer, a base sales volume decrease of approximately $1,200,000 and lower industrial revenues of approximately $600,000. Contributing to the industrial segment decrease was the pending loss of a major customer, expected to occur in early 2004, that generated approximately $4,500,000 in revenues in 2003. Selling prices of pneumatic tools and related equipment were unchanged, with the exception of prices to a significant customer, which were substantially reduced early in the fourth quarter of 2002.

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

        Revenues from Access/Agricultural products decreased due primarily to decreased sales in the access product line driven by weakness in the capital goods market. Selling prices within this segment were unchanged.

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

        All revenues are generated in U.S. dollars and are not impacted by changes in foreign currency exchange rates.

  Gross Profit

        Gross profit for the years ended December 31, 2003 and 2002 were as follows:

Year ended December 31,	Consolidated	Pneumatic tools and related equipment	Hardware	Access/ Agricultural products	Heating products
2003	$25,866,725	$15,289,948	$6,621,836	$932,963	$3,021,978

	33.2%	33.9%	34.5%	23.7%	31.2%

2002	$23,330,037	$14,996,013	$4,375,892	$1,066,613	$2,891,519

	33.7%	35.3%	32.8%	25.4%	31.1%

        The decrease in the gross profit percentage from pneumatic tools and related equipment was due primarily to the lower-margin promotional sales noted above, the impact of the price concessions effective in the fourth quarter of 2002 also noted above and the weakness of the U.S. dollar in relation to the Japanese yen, partially offset by productivity improvements and cost reductions from suppliers. The increase in the gross profit percentage from hardware products was due primarily to the inclusion of Nationwide's higher margin OEM business for all of 2003, as opposed to only eight months in 2002, a more favorable product mix and cost savings in material purchases and labor productivity. The decrease in the gross profit percentage from Access/Agricultural products was due primarily to decreased access sales noted above, which reduced coverage of fixed expenses, and an increase in sales of imported products that were at lower margins. The increase in the gross profit percentage from heating equipment was due primarily to improved overhead absorption and labor efficiency for baseboard products, partially offset by lower radiant margins resulting principally from the weakening of the U.S. dollar in relation to the euro.

  Selling, General and Administrative Expenses

        Consolidated SG&A expenses increased 11.6%, from $16,926,446 to $18,884,868, due primarily to increased costs associated with the 12.5% increase in revenues noted above, increases in marketing support and expenses related to promotional sales at Florida Pneumatic and, to a lesser extent, to increased compensation tied to higher profitability and increases related to additional reporting and control requirements. These increases were partially offset by substantial decreases resulting from cost-cutting efforts in all of the segments. As a percentage of revenues, SG&A expenses decreased from 24.4% to 24.2%, due primarily to the increase in revenues.

  Interest—Net

        Net interest expense decreased from $730,698 to $720,116, due primarily to lower interest rates on the Company's borrowings under both its revolving credit and term loan facilities, as well as on a refinanced mortgage. Average borrowings under the Company's term loan facility, which resulted from the acquisition of Nationwide on May 3, 2002, were lower in 2003 than in 2002, but these amounts were outstanding for all of 2003, as opposed to only eight months in 2002. Partially offsetting the overall decrease was an increase in 2003 over 2002 in the average borrowings under the Company's revolving credit loan facility.

  Income Taxes

        The effective tax rates for the years ended December 31, 2003 and 2002 were 37.5% and 37.0%, respectively. (See Note 12 to the Notes to Consolidated Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash flows from operations are cyclical, with the greatest demand in the second and third quarters followed by positive cash flows in the fourth quarter as receivables and inventories trend down. Due to its strong asset base, predictable cash flows and favorable banking relationships, the Company believes it has adequate access to capital, if and when needed. The Company monitors average days sales outstanding, inventory turns and capital expenditures to project liquidity needs and evaluate return on assets employed.

        The Company gauges its liquidity and financial stability by the measurements shown in the following table (dollar amounts in thousands):

	December 31,
	2004	2003	2002
Working Capital	$29,530	$20,960	$19,779
Current Ratio	2.72 to 1	2.72 to 1	2.49 to 1
Shareholders' Equity	$41,168	$36,978	$33,823

        On June 30, 2004, Woodmark acquired certain assets comprising the business of the former Woodmark International L.P. and its wholly-owned subsidiary, the former Stair House, Inc., and assumed certain related liabilities. (See Note 2 to the Notes to Consolidated Financial Statements.)

        Cash increased $976,460 from $213,409 as of December 31, 2003 to $1,189,869, as of December 31, 2004. The Company's debt levels increased from $13,249,537 at December 31, 2003 to $38,910,078 at December 31, 2004, due primarily to the financing of the aforementioned acquisition. The Company's total percent of debt to total book capitalization increased from 26.4% at December 31, 2003 to 46.9% at December 31, 2004.

        In connection with Countrywide's acquisition of all of the stock of Nationwide in 2002, the Company is liable for contingent earnout payments to Nationwide's previous owner, in amounts equal to 30% of the excess of Nationwide's earnings, before amortization of intangible assets, interest and taxes, over $2,500,000, for each of the five twelve-month periods subsequent to the acquisition date. These contingent earnout payments have been and will be treated as additions to goodwill. During 2004, the Company recorded net additions to goodwill of approximately $489,000, related to contingent earnout payments.

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

        Cash provided by operating activities for 2004, 2003 and 2002 was approximately $4,951,000, $4,972,000 and $5,786,000, respectively. The Company believes that cash on hand derived from operations and cash available through borrowings under its credit facilities will be sufficient to allow the Company to meet its foreseeable working capital needs.

        During 2004, gross accounts receivable increased by approximately $3,622,000 in the aggregate and approximately $463,000, or 3.8%, exclusive of the Woodmark acquisition transaction. Increases (decreases) were approximately $3,244,000, $1,103,000, $(701,000) and $(24,000) at Countrywide, Green, Florida Pneumatic and Embassy, respectively. The increase at Countrywide was due primarily to the addition of Woodmark's gross accounts receivable of $3,260,000. The increase in gross accounts receivable at Green is due primarily to the increase in sales in the fourth quarter of 2004 compared to the fourth quarter of 2003.The decrease in Florida Pneumatic's gross accounts receivable resulted from stronger-than-expected fourth quarter collections and the timing of certain promotions compared to the prior year.

        During 2004, inventories increased by approximately $9,209,000 in the aggregate and approximately $3,376,000 exclusive of the Woodmark acquisition transaction. Increases (decreases) were approximately $9,176,000, $841,000, $(868,000) and $60,000 at Countrywide, Green, Florida Pneumatic and Embassy, respectively. The increase at Countrywide was due primarily to the addition of Woodmark's inventories of $7,891,000. Inventory increases at Green and Embassy are primarily to support overall growth in the business. Inventory levels at Florida Pneumatic decreased as a result of the timing of inventory purchases.

        During 2004, short-term borrowings increased by $1,000,000 primarily to fund working capital needs.

        During 2004, accounts payable increased by approximately $53,000 in the aggregate and decreased approximately $164,000 exclusive of the Woodmark acquisition transaction. Increases (decreases) were approximately $378,000, $(126,000), $(162,000) and $(37,000) at Countrywide, Green, Florida Pneumatic and Embassy, respectively. The increase at Countrywide was due primarily to the addition of Woodmark's accounts payable of $305,000. The decreases at Green, Florida Pneumatic and Embassy were due primarily to the timing of payments associated with inventory purchases.

        On June 30, 2004, in conjunction with the Woodmark acquisition transaction, the Company entered into a credit agreement with Citibank and another bank. This agreement provides the Company with various credit facilities, including revolving credit loans, term loans for acquisitions and a foreign exchange line. The credit agreement is subject to annual review by the banks. (See Notes 7 and 9 to the Notes to Consolidated Financial Statements.)

        The revolving credit loan facility provides a maximum of $12,000,000, with various sublimits, for direct borrowings, letters of credit, bankers' acceptances and equipment loans. There are no commitment fees for any unused portion of this credit facility. At December 31, 2004, there was $4,000,000 outstanding against the revolving credit loan facility, and there were no open letters of credit.

        The term loan facility provides a maximum commitment of $34,000,000 to finance acquisitions subject to the approval of the lending banks. There are no commitment fees for any unused portion of this credit facility. The Company borrowed $29,000,000 against this facility to finance the Woodmark acquisition transaction, and there was $27,000,000, including amounts rolled over from the prior term loan facility, outstanding against the term loan facility at December 31, 2004.

        The foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding under the foreign exchange line at December 31, 2004, based on that day's closing spot rate, was approximately $2,792,000.

        Under its credit agreement, the Company is required to adhere to certain financial covenants. At December 31, 2004, and for the year then ended, the Company was in compliance with all of these covenants. Certain of the Company's mortgage agreements also require the Company to adhere to certain financial covenants. During the second and third quarter of fiscal 2004, the Company received a waiver for the one covenant with which it was not in compliance. Such mortgage agreement was amended and at December 31, 2004, and for the quarter then ended, the Company was in compliance with all of the covenants.

        Capital spending was approximately $1,115,000, $979,000 and $3,943,000 in 2004, 2003 and 2002, respectively, which amounts were provided from working capital. Capital expenditures for 2005 are expected to be approximately $680,000, some of which may be financed through the Company's credit facilities. Included in the expected total for 2005 are capital expenditures relating to new products, expansion of existing product lines and replacement of equipment.

OFF-BALANCE SHEET ARRANGEMENTS

        The Company's foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of foreign currencies needed for payments to foreign suppliers. The Company has not purchased forward contracts on New Taiwan dollars or euros. The total amount of foreign currency forward contracts outstanding at December 31, 2004, based on that day's closing spot rate, was approximately $2,792,000.

        The Company, through Florida Pneumatic, imports a significant amount of its purchases from Japan, with payment due in Japanese yen. As a result, the Company is subject to the effects of foreign currency exchange fluctuations. The Company uses a variety of techniques to protect itself from any adverse effects from these fluctuations, including increasing its selling prices, obtaining price reductions from its overseas suppliers, using alternative supplier sources and entering into foreign currency forward contracts. The increase in the strength of the Japanese yen versus the U.S. dollar from 2003 to 2004 had a negative effect on the Company's results of operations and its financial position. Since December 31, 2004, the relative value of the U.S dollar in relation to the Japanese yen has increased slightly. There can be no assurance as to the future trend of this value. (See "Item 7A. Quantitative and Qualitative Disclosures About Market Risk.")

IMPACT OF INFLATION

        The Company believes that the effects of changing prices and inflation on its financial position and its results of operations are immaterial.

ENVIRONMENTAL MATTERS

        Although it is difficult to identify precisely the portion of capital expenditures or other costs attributable to compliance with environmental laws and regulations, the Company does not expect such expenditures or other costs to have a material adverse effect on its financial position and its results of operations.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

        At December 31, 2004, the Company had certain contractual cash obligations and other commercial commitments, as set forth in the following tables:

	Payments Due by Period
Contractual Cash Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-term borrowings(a)	$4,080,000	$4,080,000	$—	$—	$—
Long-term debt(b)	40,282,000	4,511,000	15,283,000	11,851,000	8,637,000
Employment agreement(c)	3,444,000	861,000	1,722,000	861,000	—
Operating leases	1,810,000	481,000	862,000	414,000	53,000

Total contractual cash obligations	$49,616,000	$9,933,000	$17,867,000	$13,126,000	$8,690,000

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Purchase commitments(d)	$18,103,000	$18,103,000	$—	$—	$—

(a)
The Company entered into a credit agreement with Citibank and another bank. This agreement includes a revolving credit loan facility, which provides a total of $12,000,000 for direct borrowings, with various sublimits for letters of credit, bankers' acceptances and equipment loans. Direct borrowings under the revolving credit loan facility are secured by the Company's accounts receivable, inventory and equipment and are cross-guaranteed by each of the Company's subsidiaries. These borrowings bear interest at LIBOR (London InterBank Offered Rate) plus the currently applicable loan margin or the prime interest rate. The credit agreement also includes a foreign exchange line, which provides for the availability of up to $10,000,000 in foreign currency forward contracts. The amounts shown in the table include expected interest payments, which were calculated on the basis of the Company's borrowing rate of 4.02% at December 31, 2004. (See Note 7 to the Notes to Consolidated Financial Statements.)

(b)
Long-term debt includes a term loan, notes payable related to the Woodmark acquisition and mortgage loans. The amounts shown in the table include expected interest payments. For long-term debt not subject to a pre-determined fixed rate of interest, the expected interest payments were calculated on the basis of the Company's borrowing rate of 4.17% at December 31, 2004. (See Note 9 to the Notes to Consolidated Financial Statements.)

(c)
The Company entered into an employment agreement with its Chairman and Chief Executive Officer (the "officer") that provides for a minimum annual salary of $675,000, subject to increases in base compensation as the Board of Directors may from time to time grant to him and to receive such bonuses as the Board of Directors, in its discretion, may allocate to him. The officer is expected to receive an annual salary of $861,000 for the year ending December 31, 2005. (See Note 13 to the Notes to Consolidated Financial Statements.)

(d)
The Company enters into contractual arrangements for purchase commitments in the ordinary course of business to ensure adequate levels of inventories, including raw material and sourced products. (See Note 13 to the Notes to Consolidated Financial Statements.)

NEW ACCOUNTING PRONOUNCEMENTS

        See Note 1 to the Notes to Consolidated Financial Statements included in Item 8 of this report.

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

        The value of the U.S. dollar affects the Company's financial results. Changes in exchange rates may positively or negatively affect the Company's gross margins through its inventory purchases and operating expenses through realized foreign exchange gains or losses. The Company engages in hedging programs aimed at limiting, in part, the impact of currency fluctuations. Using primarily forward exchange contracts, the Company hedges some of those transactions that, when remeasured according to accounting principles generally accepted in the United States of America, impact the statement of operations. Factors that could impact the effectiveness of the Company's programs include volatility of the currency markets and availability of hedging instruments. All currency contracts that are entered into by the Company are components of hedging programs and are entered into not for speculation but for the sole purpose of hedging an existing or anticipated currency exposure. The Company does not buy or sell financial instruments for trading purposes. Although the Company maintains these programs to reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a weakening exchange rate against currencies in which the Company incurs costs, the Company's costs are adversely affected.

        The Company accounts for changes in the fair value of its foreign currency contracts by marking them to market and recognizing any resulting gains or losses through its statement of operations. The Company also marks its yen-denominated payables to market, recognizing any resulting gains or losses in its statement of operations. At December 31, 2004, the Company had foreign currency forward contracts, maturing in 2005, to purchase Japanese yen at contracted forward rates. The value of these contracts at December 31, 2004, based on that day's closing spot rate, was approximately $2,792,000, which was the approximate value of the Company's corresponding yen-denominated accounts payable. During the years ended December 31, 2004, 2003 and 2002, the Company recorded in its selling, general and administrative expenses a net realized gain (loss) of approximately $(96,000), $105,000 and ($120,000), respectively, on foreign currency transactions. At December 31, 2004, the Company had no material unrealized gains or losses on foreign currency transactions.

        The potential loss in value of the Company's net investment in foreign currency forward contracts resulting from a hypothetical 10 percent adverse change in foreign currency exchange rates at December 31, 2004 was approximately $308,000. (See Note 1 to the Notes to the Consolidated Financial Statements.)

        The Company has various debt instruments that bear interest at variable rates tied to LIBOR (London InterBank Offered Rate). Any increase in LIBOR would have an adverse effect on the Company's interest costs. In addition to affecting operating results, adverse changes in interest rates could impact the Company's access to capital, certain merger and acquisition strategies and the level of capital expenditures.

        The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and short-term debt, approximate fair value as of December 31, 2004 and 2003 because of the relatively short-term maturity of these financial instruments. The carrying amounts reported for long-term debt approximate fair value as of December 31, 2004 and 2003 because, in general, the interest rates underlying the instruments fluctuate with market rates.

ITEM 8. Financial Statements and Supplementary Data

P&F INDUSTRIES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
P&F Industries, Inc.
Farmingdale, New York

        We have audited the accompanying consolidated balance sheets of P&F Industries, Inc. and Subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004. We have also audited the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of P&F Industries, Inc. and Subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 1 to the consolidated financial statements, on January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

        Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP BDO Seidman, LLP
New York, New York March 21, 2005

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
CURRENT
Cash and cash equivalents	$1,189,869	$213,409
Accounts receivable—net	15,263,665	11,921,846
Notes and other receivables	1,735,383	—
Inventories	26,073,404	17,395,067
Deferred income taxes—net	1,070,000	789,000
Assets of discontinued operations	—	1,359,994
Prepaid expenses and other	1,383,414	1,456,188

TOTAL CURRENT ASSETS	46,715,735	33,135,504

PROPERTY AND EQUIPMENT
Land	1,246,938	1,246,938
Buildings and improvements	7,230,248	7,221,986
Machinery and equipment	12,373,606	10,883,632

	20,850,792	19,352,556
Less accumulated depreciation and amortization	11,215,631	10,135,483

NET PROPERTY AND EQUIPMENT	9,635,161	9,217,073

GOODWILL	23,725,085	10,561,703
OTHER INTANGIBLE ASSETS—net	9,794,833	1,773,333
ASSETS OF DISCONTINUED OPERATIONS	—	3,523,777
OTHER ASSETS—net	667,259	120,534

TOTAL ASSETS	$90,538,073	$58,331,924

See accompanying notes to consolidated financial statements.

	December 31,
	2004	2003
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings	$4,000,000	$3,000,000
Accounts payable	3,355,377	3,302,185
Income taxes payable	1,600,683	—
Accrued compensation	2,331,222	1,730,180
Other accrued liabilities	2,836,209	2,616,691
Current maturities of long-term debt	3,062,481	1,526,213

TOTAL CURRENT LIABILITIES	17,185,972	12,175,269
LONG-TERM DEBT, less current maturities	31,847,597	8,723,324
DEFERRED INCOME TAXES—net	337,000	455,000

TOTAL LIABILITIES	49,370,569	21,353,593

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock—$10 par; authorized—2,000,000 shares; no shares outstanding.	—	—
Common Stock:
Class A—$1 par; authorized—7,000,000 shares; issued—3,777,367 and 3,735,367 shares	3,777,367	3,735,367
Class B—$1 par; authorized—2,000,000 shares; no shares issued or outstanding	—	—
Additional paid-in capital	8,718,450	8,609,840
Retained earnings	30,398,528	26,359,965
Treasury stock, at cost (223,736 shares)	(1,726,841)	(1,726,841)

TOTAL SHAREHOLDERS' EQUITY	41,167,504	36,978,331

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$90,538,073	$58,331,924

See accompanying notes to consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003	2002
Revenues
Net sales	$103,533,151	$77,476,389	$68,624,292
Other	98,456	477,248	675,104

	103,631,607	77,953,637	69,299,396
Cost of sales	71,554,285	52,086,912	45,969,359

Gross profit	32,077,322	25,866,725	23,330,037
Selling, general and administrative expenses	23,620,551	18,884,868	16,926,446

Operating income	8,456,771	6,981,857	6,403,591
Interest expense—net	1,184,526	720,116	730,698

Earnings from continuing operations before income taxes	7,272,245	6,261,741	5,672,893
Income taxes	3,034,000	2,348,000	2,098,000

Earnings from continuing operations before discontinued operations and cumulative effect of change in accounting principle	4,238,245	3,913,741	3,574,893
Discontinued operations (net of taxes):
Loss from discontinued operations (net of tax benefit of $149,000, $331,000 and $418,000 for 2004, 2003 and 2002, respectively)	(287,509)	(550,792)	(712,042)
Gain on sale of discontinued operations (net of tax of $46,000)	87,827	—	—

Loss from discontinued operations	(199,682)	(550,792)	(712,042)

Net earnings before cumulative effect of change in accounting principle	4,038,563	3,362,949	2,862,851
Cumulative effect of change in accounting principle, net of taxes of $1,668,000	—	—	(3,239,118)

Net earnings (loss)	$4,038,563	$3,362,949	$(376,267)

See accompanying notes to consolidated financial statements.

	Year Ended December 31,
	2004	2003	2002
Basic earnings (loss) per common share:
Continuing operations	$1.20	$1.12	$1.02
Discontinued operations	(.05)	(.16)	(.20)
Change in accounting principle	—	—	(.93)

Net earnings (loss) per common share—Basic	$1.15	$.96	$(.11)

Diluted earnings (loss) per common share:
Continuing operations	$1.15	$1.09	$1.00
Discontinued operations	(.05)	(.15)	(.20)
Change in accounting principle	—	—	(.91)

Net earnings (loss) per common share—Assuming dilution	$1.10	$.94	$(.11)

Weighted average common shares outstanding:
Basic	3,522,094	3,506,820	3,512,057

Diluted	3,670,882	3,589,739	3,580,872

See accompanying notes to consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

		Class A Common Stock, $1 Par
						Treasury Stock
Years Ended December 31, 2004, 2003 and 2002				Additional Paid-in Capital	Retained Earnings
	Total	Shares	Amount			Shares	Amount
Balance, January 1, 2002	$34,227,850	3,677,593	$3,677,593	$8,464,139	$23,373,283	(157,445)	$(1,287,165)
Net loss	(376,267)	—	—	—	(376,267)	—	—
Issuance of Class A common stock as compensation	89,163	12,774	12,774	76,389	—	—	—
Purchase of Class A common stock	(117,336)	—	—	—	—	(18,600)	(117,336)

Balance, December 31, 2002	33,823,410	3,690,367	3,690,367	8,540,528	22,997,016	(176,045)	(1,404,501)
Net earnings	3,362,949	—	—	—	3,362,949	—	—
Issuance of Class A common stock upon exercise of stock options	114,312	45,000	45,000	69,312	—	—	—
Purchase of Class A common stock	(322,340)	—	—	—	—	(47,691)	(322,340)

Balance, December 31, 2003	36,978,331	3,735,367	3,735,367	8,609,840	26,359,965	(223,736)	(1,726,841)
Net earnings	4,038,563	—	—	—	4,038,563	—	—
Issuance of Class A common stock upon exercise of stock options	150,610	42,000	42,000	108,610	—	—	—

Balance, December 31, 2004	$41,167,504	3,777,367	$3,777,367	$8,718,450	$30,398,528	(223,736)	$(1,726,841)

See accompanying notes to consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
Cash Flows from Operating Activities:
Net earnings (loss)	$4,038,563	$3,362,949	$(376,267)

Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Loss from discontinued operations—net of taxes	287,509	—	—
Gain on sale of assets of discontinued operations	(87,827)	—	—
Non-cash charges and credits:
Cumulative effect of change in accounting for goodwill, net of taxes	—	—	3,239,118
Depreciation and amortization	1,684,598	1,702,816	1,568,766
Amortization of other intangible assets	818,500	532,000	354,667
Amortization of other assets	13,619	21,019	20,809
Provision for losses on accounts receivable—net	126,641	(26,367)	(90,116)
Deferred income taxes—net	(232,000)	(346,000)	(52,000)
Issuance of Class A common stock as compensation	—	—	89,163
Loss (gain) on disposal of fixed assets	(644)	34,362	32,162
Changes, net of assets and liabilities of acquired businesses, in:
Accounts receivable	(463,487)	(1,031,218)	88,187
Notes and other receivables	(160,641)	—	—
Inventories	(3,375,829)	825,012	518,656
Prepaid expenses and other	399,358	(375,875)	(352,979)
Other assets	585,651	(23,025)	(36,722)
Accounts payable	(164,389)	441,914	319,021
Accrued compensation and other accruals	1,481,646	(145,468)	463,579

	912,705	1,609,170	6,162,311

Net cash provided by operating activities	$4,951,268	$4,972,119	$5,786,044

        See accompanying notes to consolidated financial statements.

	Year Ended December 31,
	2004	2003	2002
Cash Flows from Investing Activities:
Capital expenditures	$(1,115,466)	$(979,323)	$(3,943,238)
Proceeds from sale of assets of hydraulic cylinder division	3,678,514
Payments for acquisition of product line	—	—	(848,064)
Purchase of certain assets, net of certain liabilities, of Woodmark International LP	(27,160,000)	—	—
Additional purchase price — working capital adjustment	(340,357)	—	—
Payments for acquisition of Nationwide Industries, Inc., net of $2,920 cash acquired	—	—	(10,448,794)
Additional payments for purchase of Nationwide Industries, Inc.	(488,797)	(351,082)	—
Payments for acquisition-related expenses	(989,385)	—	(1,113,939)
Proceeds from sale of fixed assets	37,532	500	4,200

Net cash used in investing activities	(26,377,959)	(1,329,905)	(16,349,835)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	14,000,000	9,500,000	5,000,000
Repayments of short-term borrowings	(13,000,000)	(11,000,000)	(2,935,000)
Proceeds from term loan	34,000,000	—	11,500,000
Repayments of term loan	(12,250,000)	—	—
Proceeds from mortgages	—	1,697,301	2,024,000
Principal payments on long-term debt	(497,459)	(4,442,300)	(4,391,484)
Proceeds from exercise of stock options	150,610	114,312	—
Purchase of Class A Common Stock	—	(322,340)	(117,336)

Net cash provided by (used in) financing activities	22,403,151	(4,453,027)	11,080,180

NET INCREASE (DECREASE) IN CASH	976,460	(810,813)	516,389
Cash and cash equivalents at beginning of year	213,409	1,024,222	507,833

Cash and cash equivalents at end of year	$1,189,869	$213,409	$1,024,222

        See accompanying notes to consolidated financial statements.

	Year Ended December 31,
	2004	2003	2002
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,060,000	$746,000	$705,000

Income taxes	$1,366,000	$2,509,000	$1,833,000

        Non-cash investing and financing activities were as follows:

        In connection with the Woodmark acquisition transaction on June 30, 2004, the Company issued a note payable to the sellers in the amount of $1,218,000. The Company also assumed a note payable to the sellers in the amount of $2,190,000.

        In connection with the sale of certain assets of Green's hydraulic cylinder division, the Company received an interest bearing promissory note of approximately $686,000, payable monthly through December 2005. In addition, the Company entered into a finished goods inventory purchase agreement with the buyer and recorded a receivable of approximately $889,000 (see Note 3).

See accompanying notes to consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF ACCOUNTING POLICIES

Principles of Consolidation

        The consolidated financial statements contained herein include the accounts of P&F Industries, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

        P&F Industries, Inc. ("P&F") conducts its business operations through its four wholly-owned subsidiaries: Florida Pneumatic Manufacturing Corporation ("Florida Pneumatic"), Countrywide Hardware, Inc. ("Countrywide"), Green Manufacturing, Inc. ("Green") and Embassy Industries, Inc. ("Embassy"). P&F Industries, Inc. and its subsidiaries are herein referred to collectively as the "Company."

        Florida Pneumatic is engaged in the importation, manufacture and sale of pneumatic hand tools, primarily for the industrial, retail and automotive markets, and the importation and sale of compressor air filters. Florida Pneumatic also markets, through its Berkley Tool division ("Berkley"), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely-used brand of pipe cutting and threading machines. Countrywide conducts its business operations through Nationwide Industries, Inc. ("Nationwide"), its wholly-owned subsidiary, through its Franklin Manufacturing ("Franklin") division and through Woodmark International, L.P. ("Woodmark"), a limited partnership between P&F and Countrywide. (See Note 2 to the Notes to Financial Statements for information regarding the June 2004 Woodmark acquisition transaction.) Nationwide is an importer and manufacturer of door, window and fencing hardware. Franklin imports a line of door and window hardware. Woodmark is an importer of builders' hardware, including staircase components and kitchen and bath hardware and accessories. Green was primarily engaged in the manufacture, development and sale of heavy-duty welded custom designed hydraulic cylinders until it exited that business in December 2004 through the sale of certain assets. (See Note 3.) Green also manufactured a line of access equipment for the petro-chemical industry until it exited that business in February 2005 and continues to manufacture a line of post hole digging equipment for the agricultural industry. (See Note 15 regarding disposition of certain assets related to Green's exit from the access equipment business.) Embassy is engaged in the manufacture and sale of baseboard heating products and the importation and sale of radiant heating systems. Note 14 presents financial information for the segments of the Company's business.

Basis of Financial Statement Presentation

        The Company prepares its Consolidated Financial Statements in accordance with generally accepted accounting principles in the United States. Certain of these accounting policies require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and the related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates estimates, including those related to bad debts, inventory reserves, goodwill and intangible assets. The Company bases its estimates on historical data and experience, when available, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Reclassifications

        Certain prior years' amounts in the Consolidated Financial Statements have been reclassified to conform to the current year's presentation.

Revenue Recognition

        The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectibility is reasonably assured. The Company sells its goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods. Revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale. Other than standard product warranty provisions, the Company's sales arrangements provide for no other, or insignificant, post-shipment obligations. The Company does offer rebates and other sales incentives, promotional allowances or discounts, from time to time and for certain customers, typically related to customer purchase volume, all of which are fixed or determinable and are classified as a reduction of revenue and recorded at the time of sale. The Company periodically evaluates whether an allowance for sales returns is necessary. Historically, the Company has experienced little, if any, sales returns. If the Company believes there are potential sales returns, the Company would provide any necessary provision against sales.

Shipping and Handling Costs

        The Company generally does not bill customers for shipping and handling costs. Expenses for shipping and handling costs are included in selling, general and administrative expenses, and totaled approximately $1,646,000, $1,527,000 and $1,422,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with maturities of three months or less from the date of acquisition.

Financial Instruments

        The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and short-term debt, approximate fair value as of December 31, 2004 and 2003 because of the relatively short-term maturity of these financial instruments. The carrying amounts reported for long-term debt approximate fair value as of December 31, 2004 and 2003 because, in general, the interest rates underlying the instruments fluctuate with market rates.

Accounts Receivable and Allowance for Doubtful Accounts

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

        Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. The Company also records additional allowances based on certain percentages of aged receivables, based on historical experience and the Company's assessment of the general financial conditions affecting its customer base. If actual collections experience changes, revisions to the allowance may be required. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in the credit worthiness of any of these customers or any other matters affecting the collectibility of amounts due from such customers could have a material affect on the Company's results of operations in the period in which such changes or events occur. After all reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes that its allowance for doubtful accounts as of December 31, 2004 was adequate. However, actual write-offs might exceed the recorded allowance.

Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to concentration of credit risk consist principally of temporary cash investments and accounts receivable. The Company places its cash in overnight money market instruments with high quality financial institutions, which, by policy, limit the amount of credit exposure in any one financial instrument. The Company principally sells its products domestically to customers in diversified industries and therefore, has no other significant concentrations of credit risk other than with two major customers (see Note 14).

Inventories

        Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. The inventory balance, which includes materials, labor and manufacturing overhead costs, is recorded net of an allowance for obsolete or unmarketable inventory. Such allowance is based upon both historical experience and management's understanding of market conditions and forecasts of future product demand. If the actual amount of obsolete or unmarketable inventory significantly exceeds the estimated allowance, the Company's cost of sales, gross profit and net earnings would be significantly affected.

Property and Equipment and Depreciation and Amortization

        Property and equipment are stated at cost.

        Depreciation and amortization are computed by the straight-line method for financial reporting purposes and by the straight-line and accelerated methods for income tax purposes. The estimated useful lives for financial reporting purposes are as follows:

Buildings and improvements	10-30 years
Machinery and equipment	3-12 years

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

Goodwill, Other Intangible Assets and Accounting Change

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill not be amortized, but that goodwill and other intangible assets be tested annually for impairment. The Company adopted SFAS 142 as of January 1, 2002 and, in accordance therewith, ceased amortizing its goodwill as of that date. Other intangible assets continue to be amortized over a period ranging from five to fifteen years.

        The Company's operational policy for the assessment and measurement of any impairment in the value of goodwill and other intangible assets that is other than temporary is to evaluate annually, with the help of independent third-party appraisers if necessary, the recoverability and remaining life of its goodwill and other intangible assets to determine the fair value of these assets. The methodologies to be used to estimate fair value include the use of estimates and assumptions, including projected revenues, earnings and cash flows. If the fair value of any of these assets is determined to be less than its carrying value, the Company will reflect the impairment of any such asset through a reduction in its carrying value, in an amount equal to the excess of the carrying value of the asset over its fair value.

        In connection with the Company's implementation of SFAS 142 with respect to its Green reporting unit, a non-cash impairment charge of approximately $3,239,000, net of tax, was recorded at January 1, 2002 and is reflected in the Company's consolidated statement of operations as a cumulative effect of change in accounting principle for the year ended December 31, 2002. The Company has adopted a policy to review each reporting unit for impairment using a discounted cash flow approach that uses forward-looking assumptions regarding market share, revenues and costs for each reporting unit as well as appropriate discount rates. The write-down of goodwill shown as a cumulative effect of a change in accounting principle in our consolidated statement of operations for the year ended December 31, 2002 was determined using the forward-looking assumptions that were available to us on January 1, 2002. In 2003 and 2004, the Company again reviewed each reporting unit for impairment and no further impairment was identified. The estimates used were consistent with the plans and estimates that the Company was using to manage the underlying business.

Warranty Liability

        The Company offers its customers certain warranties against product defects for periods ranging from one year to the life of the product, depending on the specific product and terms of the customer purchase agreement. The Company's typical warranties require it to repair or replace the defective products during the warranty period at no cost to the customer. At the time the product revenue is recognized, the Company records a liability for estimated costs under its warranties. The costs are estimated based on historical experience. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts necessary. While the Company believes that its estimated liability for product warranties is adequate and that the judgment applied is appropriate, the estimated liability for the product warranties could differ materially from future actual warranty costs.

Income Taxes

        The Company files a consolidated Federal tax return. P&F Industries, Inc. and each of its subsidiaries file separate state and local tax returns.

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

Earnings (Loss) Per Common Share

        Basic earnings (loss) per common share is based only on the average number of shares of common stock outstanding for the year. Diluted earnings (loss) per common share reflects the effect of shares of common stock issuable upon the exercise of options, unless the effect on earnings is antidilutive.

        Diluted earnings (loss) per common share is computed using the treasury stock method. Under this method, the aggregate number of shares of common stock outstanding reflects the assumed use of proceeds from the hypothetical exercise of any outstanding options or warrants to purchase shares of the Company's Class A Common Stock. The average market value for the period is used as the assumed purchase price.

        The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Year Ended December 31,
	2004	2003	2002
Numerator:
Numerator for basic and diluted earnings (loss) per common share:
Earnings from continuing operations	$4,238,245	$3,913,741	$3,574,893
Discontinued operations, net of taxes	(199,682)	(550,792)	(712,042)
Cumulative effect of change in accounting principle, net of taxes	—	—	(3,239,118)

Net earnings (loss)	$4,038,563	$3,362,949	$(376,267)

Denominator:
Denominator for basic earnings (loss) per share—weighted average common shares outstanding	3,522,094	3,506,820	3,512,057
Effect of dilutive securities:
Employee stock options	148,788	82,919	68,815

Denominator for diluted earnings (loss) per share — adjusted weighted average common shares and assumed conversions	3,670,882	3,589,739	3,580,872

Basic earnings (loss) per common share:
Earnings from continuing operations	$1.20	$1.12	$1.02
Discontinued operations, net of taxes	(.05)	(.16)	(.20)
Cumulative effect of change in accounting principle, net of taxes	—	—	(.93)

Net earnings (loss) per common share—basic	$1.15	$.96	$(.11)

Diluted earnings (loss) per common share:
Earnings from continuing operations	$1.15	$1.09	$1.00
Discontinued operations, net of taxes	(.05)	(.15)	(.20)
Cumulative effect of change in accounting principle, net of taxes	—	—	(.91)

Net earnings (loss) per common share—diluted	$1.10	$.94	$(.11)

        There were outstanding during the years ended December 31, 2004, 2003 and 2002 stock options whose exercise prices were higher than the average market values for the respective periods. These options are anti-dilutive and are excluded from the computation of earnings (loss) per share. The weighted average anti-dilutive options outstanding for the years ended December 31, 2004, 2003 and 2002 were 20,453, 181,207 and 189,000, respectively.

Stock-Based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure", which was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.

In addition, SFAS 148 amended the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation" to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

        SFAS 123 requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for its incentive stock option plan had been determined in accordance with the fair value method prescribed by SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2004	2003	2002
Risk-free interest rate	4.5%	—	4.3%
Volatility	35.0%	—	56.9%
Expected life (years)	9.3	—	8.5

        The weighted-average fair value of options for which the exercise price equaled the market price on the grant date was $4.43 and $4.20 in 2004 and 2002, respectively. The weighted-average fair value of options for which the exercise price exceeded the market price on the grant date was $2.50 and $3.07 in 2004 and 2002, respectively. No options were granted in 2003.

        Under the provisions of SFAS 123, the Company's net earnings (loss) and its basic and diluted earnings (loss) per common share would have changed to the pro forma amounts indicated below:

	Year Ended December 31,
	2004	2003	2002
Net earnings (loss) as reported	$4,038,563	$3,362,949	$(376,267)
Add: Stock-based employee compensation expense included in reported net earnings (loss), net of related tax effects	—	—	56,172
Deduct: Total stock-based employee Compensation expense determined under fair value method, net of related tax effects	(400,393)	—	(593,100)

Pro forma net earnings (loss)	$3,638,170	$3,362,949	$(913,195)

Basic earnings (loss) per common share:
As reported	$1.15	$.96	$(.11)
Pro forma	$1.03	$.96	$(.26)
Diluted earnings (loss) per common share:
As reported	$1.10	$.94	$(.11)
Pro forma	$.99	$.94	$(.26)

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

        The Company accounts for changes in the fair value of its foreign currency contracts by marking them to market and recognizing any resulting gains or losses through its statement of operations. The Company also marks its yen-denominated payables to market, recognizing any resulting gains or losses in its statement of operations. At December 31, 2004, the Company had foreign currency forward contracts, maturing in 2005, to purchase Japanese yen at contracted forward rates. The value of these contracts at December 31, 2004, based on that day's closing spot rate, was approximately $2,792,000, which was the approximate value of the Company's yen-denominated accounts payable. During the years ended December 31, 2004, 2003 and 2002, the Company recorded in its selling, general and administrative expenses a net realized gain (loss) of approximately $(96,000), $105,000 and ($120,000), respectively, on foreign currency transactions. At December 31, 2004, the Company had no material unrealized gains or losses on foreign currency transactions.

New Accounting Pronouncements

        In December 2004, the FASB issued SFAS 123R, "Share-Based Payment." This statement is a revision of SFAS 123, "Accounting for Stock-Based Compensation" and supercedes APB 25, "Accounting for Stock Issued to Employees," and is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123R establishes standards on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. SFAS 123R also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The adoption of this statement is not expected to have a material effect on our financial position or results of operations. We intend to implement this statement in our third quarter of 2005.

        In December 2004, the FASB issued SFAS 151, "Inventory Costs," which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This statement amends ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that these items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, allocation of fixed production overheads to the costs of conversion must be based on the normal capacity of the production facilities. The adoption of this statement is not expected to have a material effect on our financial position or results of operations.

        In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets," which is effective for fiscal years beginning after June 15, 2005. SFAS 153 amends APB 29, "Accounting for Nonmonetary Transactions", which is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB 29 included certain exceptions to that principle. SFAS 153 amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this statement is not expected to have an materialeffect on our financial position or results of operations.

        In November 2004, the FASB issued Emerging Issues Task Force ("EITF") 03-13, "Applying the Conditions in Paragraph 42 of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations." This guidance is applied to a component of an enterprise that is either disposed of or classified as "held for sale" in fiscal periods after December 15, 2004. The application of this guidance was adopted in December 2004, as permitted, and had no material effect on our financial position or results of operations.

        In November 2004, the FASB issued EITF 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share," which is effective for reporting periods ending after December 15, 2004. This consensus addresses when contingently convertible instruments should be included in diluted earnings per share. The application of this guidance is not expected to have a material effect on our financial position or results of operations.

        In October 2004, the FASB issued EITF 04-10, "Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds." The consensus addresses the issue of how an enterprise should evaluate the aggregation criteria in paragraph 17 of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," when determining whether operating segments that do not meet the quantitative thresholds may be aggregated. The effective date of this issue has been delayed and is anticipated to occur in 2005 to coincide with the final issuance of the FSP (FASB Staff Position), which will provide guidance in determining whether two or more operating segments have similar economic characteristics. However, earlier adoption is permitted. The application of this guidance is not expected to have a material effect on our financial position or results of operations.

NOTE 2—ACQUISITIONS

Nationwide Industries, Inc.

        On May 3, 2002, Countrywide acquired all of the stock of Nationwide for approximately $10,452,000, plus an additional payment in 2002 for a working capital adjustment of approximately $259,000. In addition to the cash paid at the closing, the Company is liable for contingent earnout payments to Nationwide's previous owner, in amounts equal to 30% of the excess of Nationwide's earnings, before amortization of intangible assets, interest and taxes, over $2,500,000, for each of the five twelve-month periods subsequent to the acquisition date. These contingent earnout payments have been and will be treated as additions to goodwill. The purchase price was negotiated on the basis of Nationwide's historical financial performance.

        During the year ended December 31, 2002, the Company recorded goodwill of approximately $6,968,000, including approximately $259,000 related to the working capital adjustment described above, approximately $561,000 related to acquisition costs and acquisition-related expenses, approximately $150,000 related to contingent earnout payments and approximately $972,000 related to a deferred tax liability associated with intangible assets that were part of the acquisition. During the year ended December 31, 2004 and 2003, the Company recorded net additions to goodwill of approximately $489,000 and $351,000, respectively, related primarily to contingent earnout payments.

        This acquisition was accounted for in accordance with the provisions of SFAS 141, "Business Combinations." Nationwide is engaged in the business of importing and manufacturing door, window and fencing hardware. The Company completed its acquisition of Nationwide in order to expand its presence in the domestic residential hardware market.

        This acquisition was financed through the term loan facility available under the Company's credit agreement, as described in Note 9.

        On May 24, 2002, in connection with the acquisition of Nationwide, Countrywide also purchased, for $2,500,000, the real property and the improvements thereon in which Nationwide conducts its business. This purchase was financed primarily through a mortgage loan, in the amount of $2,024,000, from a bank.

        The consolidated financial statements presented in this report include the combined results of operations of Countrywide and Nationwide for the period from May 4, 2002 through December 31, 2004.

        The following table presents the estimated fair values of the net assets acquired and the amount allocated to goodwill:

Current and other assets		$4,115,000
Property and equipment		860,000
Identifiable intangible assets:
Customer list	1,900,000
Employment agreement	760,000	2,660,000

		7,635,000
Less: liabilities assumed		3,181,000

Total fair value of net assets acquired		4,454,000
Goodwill		6,968,000

Total purchase price		$11,422,000

        The employment agreement and the customer list have each been assigned a useful life of five years for accounting purposes. The amortization of these intangible assets is not deductible for tax purposes. Goodwill is not amortized for either financial reporting or tax purposes.

Woodmark International L.P.

        On June 30, 2004, Woodmark, a Delaware limited partnership owned by P&F and Countrywide, acquired certain assets comprising the business of the former Woodmark International L.P., a Texas limited partnership, and its wholly-owned subsidiary, the former Stair House, Inc., a Georgia corporation (collectively, the "Sellers"), and assumed certain of the Sellers' related liabilities (the "Woodmark acquisition transaction"). Woodmark is an importer of builders' hardware, including staircase components and kitchen and bath hardware and accessories. As a result of this transaction, Countrywide has significantly increased its purchasing power and geographic distribution. Woodmark also agreed to make additional payments to the Sellers. The amount of these payments, which would be made as of either June 30, 2007 or June 30, 2009, are to be based on increases in earnings before interest and taxes, for the year ended on the respective date, over a base of $5,100,000. Woodmark has the option to make a payment as of June 30, 2007 in an amount equal to 48% of this increase. If Woodmark does not make this payment as of June 30, 2007, the Sellers may demand payment as of June 30, 2009 in an amount equal to 40% of the increase. Any such additional payments will be treated as additions to goodwill. The acquisition was financed through the Company's senior credit facility with Citibank, described in Note 9. The consolidated financial statements presented herein include the results of operations for Woodmark for the period from July 1, 2004 to December 31, 2004.

        The purchase price for this acquisition, negotiated on the basis of Woodmark's historical financial performance, was as follows:

Cash paid at closing from borrowings under term loan	$27,160,000
Additional purchase price for working capital adjustment	340,000
Notes payable	3,408,000
Direct acquisition costs	990,000

Total purchase price	$31,898,000

        The following table presents the estimated fair values of the net assets acquired and the amount allocated to goodwill:

Current and other assets		$10,437,000
Property and equipment		617,000
Identifiable intangible assets:
Customer relationships	7,260,000
Vendor relationship	890,000
Trademark	690,000	8,840,000

		19,894,000
Less: liabilities assumed		671,000

Total fair value of net assets acquired		19,223,000
Goodwill		12,675,000

Total purchase price		$31,898,000

        The Company obtained an independent third-party valuation of the identifiable intangible assets. The excess of the total purchase price over the fair value of the net assets acquired, including the value of the identifiable intangible assets, has been allocated to goodwill. Goodwill will be amortized, for fifteen years, for tax purposes but not for financial reporting purposes. The fair values of the identifiable intangible assets are based on current information and are subject to change. The intangible assets subject to amortization will be amortized over fifteen years for tax purposes and for financial reporting purposes and have been assigned useful lives as follows:

Customer relationships	15 years
Vendor relationship	10 years
Trademark	Indefinite

        The following unaudited pro forma financial information presents the combined results of operations of the Company and its Woodmark acquisition as if it had occurred at the beginning of the periods presented. The pro forma financial information reflects appropriate adjustments for amortization of intangible assets, additional compensation related to an employment agreement, interest expense and income taxes. The pro forma financial information presented is not necessarily indicative of either the actual consolidated operating results had the acquisition been completed at the beginning of each period or future operating results of the consolidated entities.

	Year Ended December 31,
	2004	2003
Revenues	$120,139,000	$104,227,000

Net earnings from continuing operations	$5,249,000	$5,654,000

Earnings per common share from continuing operations:
Basic	$1.49	$1.61

Diluted	$1.43	$1.58

NOTE 3—DISCONTINUED OPERATIONS

        In December 2004, pursuant to an Asset Purchase Agreement and other related documents (collectively, the "Agreement"), among P&F, Green and Rosenboom Machine & Tool, Inc. ("RMT") (an unaffiliated third party), Green sold certain of its assets comprising its Hydraulic Cylinder Division to RMT. The assets sold pursuant to the Agreement include, among others, property, machinery and equipment, raw materials, work-in process inventory and certain intangibles. Green also sold the land and building in which the division was housed to RMT in connection with this transaction. Green received net cash proceeds of approximately $3,679,000 and a promissory note of approximately $686,000 at the closing. In addition, Green may receive additional consideration based upon certain future sales by RMT. In addition, RMT has agreed to hire all Green Hydraulic Cylinder Division employees in Bowling Green, Ohio and, as a result of the transaction, Green has effectively exited the hydraulic cylinder business.

        In connection with the transaction, Green and RMT entered into an agreement which provides for RMT to purchase from Green 100% of RMT's requirements for products of the type that constitute part of Green's inventory of finished goods as of the acquisition date with all purchases by RMT being binding and non-cancelable at pre-established prices. The term is for a period of one year from the acquisition date. RMT shall maintain for the benefit of Green the insurance policy insuring the finished goods inventory and will bear the entire risk of loss, theft, destruction or any damage to the inventory. RMT will also be responsible for all recordkeeping with respect to the inventory. Within 5 days of the expiration of the term, RMT is obligated to provide Green with a list of all unpurchased inventory and return such inventory to Green. Based on the terms of the agreement, Green has effectively entered into an arrangement which provides for a transfer of its inventory to RMT prior to payment, as if it had been sold to RMT, with Green recording it as an other current receivable (based on the cost of the inventory which approximated $889,000). This treatment is based on the fact that Green has effectively transferred control of the inventory to RMT. RMT's employees maintain control of the inventory as it is located on RMT's premises and also bears risk of loss, theft, destruction or any damage to the inventory. Also, all purchases by RMT are binding and non-cancelable at pre-established prices with RMT being Green's only customer for the one-year period.

        The Company recognized a gain on the sale of these assets of approximately $134,000 ($88,000 net of tax) in the fourth quarter of 2004.

        The following amounts related to Green's Hydraulic Cylinder Division have been segregated from the Company's continuing operations and are reported as assets of discontinued operations in the consolidated balance sheets:

	December 31,
	2004		2003
	Current	Long-term	Current	Long-term
Assets of discontinued operations:
Inventories	$—	$—	$1,360,000	$—
Property and equipment	—	—	—	3,524,000

Total assets of discontinued operations	$—	$—	$1,360,000	$3,524,000

        Results of operations for Green's Hydraulic Cylinder Division are included from the beginning of each fiscal period presented through December 10, 2004, the effective date of asset disposition, and have been segregated from continuing operations and reflected as discontinued operations approximately as follows:

	Year Ended December 31,
	2004	2003	2002
Revenues	$10,327,000	$8,454,000	$7,915,000

Loss before income taxes	$(437,000)	$(882,000)	$(1,130,000)
Income tax benefit	149,000	331,000	418,000

Loss from discontinued operations, net of taxes	(288,000)	(551,000)	(712,000)

Pre-tax gain on sale of assets	134,000	—	—
Income taxes	(46,000)	—	—

Gain on sale of assets, net of taxes	88,000	—	—

Discontinued operations, net of taxes	$(200,000)	$(551,000)	$(712,000)

NOTE 4—ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

        Accounts receivable—net consists of:

	December 31,
	2004	2003
Trade accounts receivables	$15,871,785	$12,249,920
Allowance for doubtful accounts	(608,120)	(328,074)

	$15,263,665	$11,921,846

NOTE 5—INVENTORIES

        Inventories consist of:

	December 31,
	2004	2003
Raw material	$3,488,624	$3,041,813
Work in process	516,439	560,492
Finished goods	22,068,341	13,792,762

	$26,073,404	$17,395,067

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

        The changes in the carrying amounts of goodwill at December 31, 2004 and 2003 are as follows:

(In thousands)	Consolidated	Pneumatic tools and related equipment	Hardware	Access/ Agricultural products	Heating products
Balance, January 1, 2003	$10,211	$2,326	$7,037	$848	$—
Goodwill acquired during the year	351	—	351	—	—

Balance, December 31, 2003	10,562	2,326	7,388	848	—
Goodwill acquired during the year	13,163	—	13,163	—	—

Balance, December 31, 2004	$23,725	$2,326	$20,551	$848	$—

        Other intangible assets were as follows:

	December 31, 2004		December 31, 2003
	Cost	Accumulated amortization	Cost	Accumulated amortization
Other intangible assets:
Customer relationships	$9,160,000	$1,255,334	$1,900,000	$633,334
Vendor relationship	890,000	44,500	—	—
Employment agreement	760,000	405,333	760,000	253,333
Trademark	690,000	—	—	—

Total	$11,500,000	$1,705,167	$2,660,000	$886,667

        Amortization expense for intangible assets subject to amortization was approximately $819,000 and $532,000 for the years ended December 31, 2004 and 2003, respectively. Amortization expense for each of the years in the period ending December 31, 2009 is estimated to be as follows 2005—$1,105,000; 2006—$1,105,000; 2007—$750,000; 2008—$573,000; and 2009—$573,000. The weighted average amortization period for intangible assets was 11.6 years and 3.5 years at December 31, 2004 and 2003, respectively.

NOTE 7—SHORT-TERM BORROWINGS

        On June 30, 2004, in conjunction with the Woodmark acquisition transaction, the Company entered into a credit agreement with Citibank and another bank. This agreement includes a revolving credit loan facility, which provides a total of $12,000,000 for direct borrowings, with various sublimits for letters of credit, bankers' acceptances and equipment loans. There are no commitment fees for any unused portion of this credit facility. The credit agreement expires in June 2005 and is subject to annual review by the lending banks. The credit agreement also includes a term loan facility, as described in Note 9.

        Direct borrowings under the revolving credit loan facility are secured by the Company's accounts receivable, inventory and equipment and are cross-guaranteed by each of the Company's subsidiaries. These borrowings bear interest at either LIBOR (London InterBank Offered Rate) plus the currently applicable loan margin or the prime interest rate. At December 31, 2004 and 2003, the applicable loan margin added to LIBOR was 1.6%. At December 31, 2004, the prime interest rate and the LIBOR rate were 5.25% and approximately 2.42%, respectively. At December 31, 2003, the prime interest rate and the LIBOR rate were 4.0% and approximately 1.2%, respectively. At December 31, 2004 and 2003, there was $4,000,000 and $3,000,000, respectively, outstanding against the revolving credit loan facility. The weighted average interest rate on short-term borrowings during 2004 and 2003 were 4.30% and 4.11%, respectively. There were no commitments at December 31, 2004 for open letters of credit.

        The credit agreement also includes a foreign exchange line, which provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of foreign currencies needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding under the foreign exchange line at December 31, 2004, based on that day's closing spot rate, was approximately $2,792,000.

        Under the terms of the Company's credit agreement, the Company is required to adhere to certain financial covenants. At December 31, 2004, and for the year then ended, the Company was in compliance with all of these covenants.

NOTE 8—WARRANTY LIABILITY

        Changes in the Company's warranty liability, included in other accrued liabilities, for the years ended December 31, 2004 and 2003 were as follows:

	December 31,
	2004	2003
Balance, beginning of year	$210,989	$186,513
Addition related to the acquisition of Woodmark	148,487	—
Warranties issued and changes in estimated pre-existing warranties	1,006,199	241,491
Actual warranty costs incurred	(799,801)	(217,015)

Balance, end of year	$565,874	$210,989

NOTE 9—LONG-TERM DEBT

        Long-term debt consists of:

	December 31,
	2004	2003
Term loan — $250,000 payable quarterly from September 2004 through June 2005. Principal amount outstanding at September 30, 2005 to be paid in 24 equal quarterly installments (plus interest at LIBOR plus the applicable loan margin of 1.75% or prime) from September 2005 through June 2011	$27,000,000	$5,250,000
Note payable to former owners of Woodmark — lump sum payment, plus interest payable monthly, due in June 2007. Interest accrues at the Company's highest borrowing rate in effect under its credit agreement. At December 31, 2004, the applicable rate was LIBOR plus 1.75%	2,190,000	—
Note payable to former owners of Woodmark — lump sum payment due in June 2007. This non-interest bearing note was discounted at inception using the Company's borrowing rate of 3.04%. This amount includes $19,167 of imputed interest expense recorded through December 31, 2004	1,237,167	—
Mortgage loan — $11,244 (plus interest at LIBOR plus 155 basis points) payable monthly through May 2009, when a final payment of approximately $1,090,000 is due (a)	1,675,422	1,810,356
Mortgage loan — $9,429 (plus interest at LIBOR plus 155 basis points) payable monthly through January 2010, when a final payment of approximately $915,000 is due (a)	1,480,423	1,593,577
Mortgage loan — $16,388 (including interest at 7.09%) payable monthly through March 2014 (a)	1,327,066	1,415,604
Economic Development Revenue Bond — payable annually in various principal amounts (plus interest at variable rates) through November 2004. This bond was paid in full in October 2004. (b)	—	180,000

	34,910,078	10,249,537
Less current maturities	3,062,481	1,526,213

	$31,847,597	$8,723,324

  (a)
  These mortgages payable relate to the land and buildings of certain of the Company's subsidiaries. Property with a net book value of approximately $4,482,911 at December 31, 2004 is pledged as collateral.

  (b)
  This bond was assumed by the Company as part of the acquisition of Green and was secured by a standby letter of credit.

        The aggregate amounts of the long-term debt scheduled to mature in each of the years ended December 31 are approximately as follows: 2005—$3,062,000; 2006—$4,777,000; 2007—$8,213,000;

2008—$4,795,000; 2009—$5,805,000; 2010—$5,481,000; and 2011 and thereafter—$2,777,000. Interest expense on long-term debt was approximately $895,000, $406,000 and $539,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

        The Company's credit agreement also includes a term loan facility, which provides a maximum commitment of $34,000,000 to finance acquisitions subject to the approval of the lending banks. There are no commitment fees for any unused portion of this credit facility. Direct borrowings under the term loan are secured by the Company's accounts receivable, inventory and equipment and are cross-guaranteed by each of the Company's subsidiaries. These borrowings bear interest at either LIBOR plus the currently applicable loan margin or the prime interest rate. At December 31, 2004 and 2003, the applicable loan margin added to LIBOR was 1.75%. The Company borrowed $29,000,000 against this facility to finance the Woodmark acquisition transaction, and there was $27,000,000 outstanding against the term loan facility at December 31, 2004. The credit agreement expires in June 2005 and is subject to annual review by the lending banks.

        Certain of the Company's mortgage agreements require the Company to adhere to certain financial covenants. During the second and third quarter of fiscal 2004, the Company received a waiver for the one covenant with which it was not in compliance. Such mortgage agreement was amended and at December 31, 2004, and for the quarter then ended, the Company was in compliance with all of the covenants.

NOTE 10—CAPITAL STOCK TRANSACTIONS

        During the years ended December 31, 2003 and 2002, the Company purchased 47,691 and 18,600 shares, respectively, of Class A Common Stock, at costs of $322,340 and $117,336, respectively, in connection with a program to repurchase shares. In September 2004, the Company extended this program until September 30, 2005 for the purchase of up to 150,000 shares of Class A common stock. No shares were repurchased in 2004.

        In July 2002, the Company issued to the Chief Executive Officer of the Company 12,774 unrestricted shares of Class A Common Stock. The Company recorded the fair market value of these shares, $89,163, as compensation expense. During 2004 and 2002, the Company issued to various employees options to purchase an aggregate of 166,000 shares and 221,100 shares, respectively, of Class A Common Stock.

        In connection with its Stockholder Rights Plan, the Company entered into a Rights Agreement (as amended) and distributed as a dividend to each holder of Class A Common Stock a preferred stock purchase right. These rights entitle the stockholders, in certain circumstances, to purchase one one-thousandth of a share of the Company's Series A Junior Participating Preferred Stock for $10. The Stockholder Rights Plan, which expired in August 2004 and was extended by the Company until August 2014, is intended to protect, among other things, the interests of the Company's stockholders in the event the Company is confronted with coercive or unfair takeover tactics.

NOTE 11—STOCK OPTIONS

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

        The following table contains information on stock options for the three years ended December 31, 2004:

	Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Outstanding, January 1, 2002	396,300	$1.44 to 9.00	$6.06
Granted	221,100	6.00 to 6.60	6.18
Forfeited/Canceled	(78,500)	5.25 to 7.88	5.72

Outstanding, December 31, 2002	538,900	1.44 to 9.00	6.16
Exercised	(45,000)	1.44 to 6.00	2.54
Forfeited/Canceled	(13,500)	5.25 to 8.66	8.16

Outstanding, December 31, 2003	480,400	1.94 to 9.00	6.44
Granted	166,000	7.90 to 8.87	8.18
Exercised	(42,000)	1.94 to 8.06	3.59

Outstanding, December 31, 2004	604,400	$3.75 to 9.00	$7.12

        There were options available for issuance under the Current Plan as of December 31 of each year as follows: 2002—878,900; 2003—878,900; and 2004—712,900. Of the options outstanding at December 31, 2004, 371,100 were issued under the Current Plan and 233,300 were issued under the Prior Plan.

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$3.75–$5.25	57,800	2.3	$4.91	57,800	$4.91
$6.00	144,436	7.5	6.00	144,436	6.00
$6.60	66,664	2.5	6.60	16,666	6.60
$7.88	156,500	3.2	7.88	156,500	7.88
$7.90–$8.06	135,188	9.5	8.06	135,188	8.06
$8.75	2,000	5.3	8.75	2,000	8.75
$8.87	24,812	4.5	8.87	—	—
$8.94–$9.00	17,000	4.2	8.96	17,000	8.96

$3.75–$9.00	604,400	5.6	$7.12	529,590	$7.08

NOTE 12—INCOME TAXES

        Provisions for income taxes on continuing operations in the consolidated statements of operations consist of:

	Year Ended December 31,
	2004	2003	2002
Current:
Federal	$3,029,000	$2,390,000	$1,810,000
State and local	237,000	304,000	211,000

Total current	3,266,000	2,694,000	2,021,000

Deferred:
Federal	(196,000)	(279,000)	92,000
State and local	(36,000)	(67,000)	(15,000)

Total deferred	(232,000)	(346,000)	77,000

Total income taxes	$3,034,000	$2,348,000	$2,098,000

        Deferred tax assets (liabilities) consist of:

	December 31,
	2004	2003
Deferred tax assets—current:
Bad debt reserves	$256,000	$118,000
Inventory reserves	800,000	434,000
Warranty and other reserves	313,000	237,000

	1,369,000	789,000
Deferred tax liabilities—current:
Prepaid expenses	(299,000)	—

Net deferred tax assets—current	$1,070,000	$789,000

Deferred tax assets—non-current:
Goodwill	$1,121,000	$1,249,000

Deferred tax liabilities—non-current:
Depreciation	(787,000)	(1,014,000)
Intangible assets	(605,000)	(648,000)
Goodwill	(66,000)	(42,000)

	(1,458,000)	(1,704,000)

Net deferred tax liabilities—non-current	$(337,000)	$(455,000)

        A reconciliation of the Federal statutory rate to the total effective tax rate applicable to earnings from continuing operations before income taxes is as follows:

	Year Ended December 31,
	2004		2003		2002
	$	%	$	%	$	%
Federal income taxes computed at statutory rates	2,473,000	34.0	2,129,000	34.0	1,929,000	34.0
Increase in taxes resulting from:
State and local taxes, net of Federal tax benefit	137,000	1.9	156,000	2.5	129,000	2.3
Expenses not deductible for tax purposes	256,000	3.5	57,000.9		174,000	3.1
Other	168,000	2.3	6,000.1		(134,000)	(2.4)

Income taxes	3,034,000	41.7	2,348,000	37.5	2,098,000	37.0

NOTE 13—COMMITMENTS AND CONTINGENCIES

        (a)    P&F and certain of its subsidiaries have adopted a defined contribution pension plan, which covers substantially all non-union employees. Contributions to this plan were determined as a percentage of compensation. The amounts recognized as pension expense for this plan were approximately $382,000, $386,000 and $342,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

        In conjunction with the acquisitions of Green and Woodmark, P&F acquired defined contribution 401(k) plans, which covers all of their respective employees. Employer contributions to these plans were determined as a percentage of employee contributions. The amounts recognized as expense for these plans aggregated approximately $46,000, $12,000 and $11,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

        One of P&F's subsidiaries also participates in a multi-employer pension plan. This plan provides defined benefits to all union workers. Contributions to this plan are determined by the union contract. The Company does not administer the plan funds and does not have any control over the plan funds. The amounts recognized as pension expense for this plan were approximately $30,000, $31,000 and $33,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

        (b)    Effective as of May 30, 2001, the Company entered into an employment agreement with its Chairman and Chief Executive Officer (the "officer"). The employment agreement provides for the officer to serve as President of the Company, or in such other capacity as determined by the Company's Board of Directors, for a term expiring on May 30, 2008, unless sooner terminated pursuant to the provisions of the employment agreement. Pursuant to the employment agreement, the officer will receive a minimum annual salary of $675,000 and is also eligible to receive such increases in base compensation as the Board of Directors may from time to time grant to him and to receive such bonuses as the Board of Directors, in its discretion, may allocate to him. The officer is expected to receive an annual salary of $861,000 for the year ending December 31, 2005. In the event of a "discharge" following a "change in control" of the Company (as each term is defined in the employment agreement), the officer will receive his annual salary and all benefits to which he is entitled under the employment agreement for the remainder of the term thereof or a lump sum severance allowance in an amount equal to 2.99 times his "annualized includable compensation for the base period" (as defined in the Internal Revenue Code of 1986, as amended).

        (c)    Florida Pneumatic purchases all of its pneumatic tools from a Far East trading company that owns or represents 18 individual factories in Japan, Taiwan and China. Of the total pneumatic tool purchases, approximately 40% are bought from Japan, 45% from Taiwan and 15% from China. There are redundant sources for every product manufactured.

        (d)    Woodmark purchases all of its stair parts and kitchen and bath products from a Far East trading company that owns or represents 11 individual factories in China, Taiwan and Indonesia. Of the total stair parts and kitchen and bath products purchases, approximately 68% are bought from China, 26% from Taiwan and 6% from Indonesia. There are redundant sources for every product manufactured.

        (e)    Nationwide currently purchases approximately 80% of its product from two foreign suppliers. Although there are redundant sources available for substantially all products manufactured, the loss of either of these existing suppliers could, at least temporarily, adversely affect operating results.

        (f)    The Company had non-cancelable inventory purchase commitments totaling approximately $18,103,000 at December 31, 2004.

        (g)    The Company is a defendant or co-defendant in various actions brought about in the ordinary course of conducting its business. The Company does not believe that any of these actions are material to the financial position of the Company.

        (h)    The Company leases certain facilities and equipment. Generally, the facility leases carry renewal provisions and require the Corporation to pay maintenance costs. Rental payments may be adjusted for increases in taxes and insurance above specified amounts. Rental expense for 2004 amounted to $199,000. There was no rental expense for 2003 and 2002. Capital leases were immaterial in amount. Future minimum payments under non-cancelable operating leases with initial or remaining terms of more than one year as of December 31, 2004, were as follows:

2005	$481,000
2006	462,000
2007	400,000
2008	285,000
2009	129,000
Thereafter	53,000

$1,810,000

NOTE 14—BUSINESS SEGMENTS

        The Company has organized its business into four reportable business segments: pneumatic tools and related equipment, hardware, access/agricultural products and heating products. The Company is organized around these four distinct product segments, each of which has very different end users. Franklin, Woodmark and Nationwide are combined in the hardware segment for reporting purposes. The accounting policies of each of the segments are the same as those described in Note 1. The Company evaluates segment performance based on segment operating income.

        The following presents financial information by segment for the years ended December 31, 2004, 2003 and 2002. Segment operating income excludes general corporate expenses, interest expense and income taxes. Identifiable assets are those assets directly owned or utilized by the particular business segment.

	Consolidated	Pneumatic tools and related equipment	Hardware	Access/ Agricultural products	Heating products
	(In Thousands)
Year ended December 31, 2004
Revenues from unaffiliated customers	$103,631	$47,374	$40,690	$4,748	$10,819

Segment operating income	12,708	$5,417	$6,759	$261	$271

General corporate expense	(4,251)
Interest expense—net	(1,185)

Earnings from continuing operations before income taxes	$7,272

Segment assets	$88,815	$23,262	$53,694	$6,237	$5,622

Corporate assets	1,723

Total assets	$90,538

Depreciation and amortization ($19 corporate)	$1,685	$426	$307	$531	$402

Amortization of other intangibles	$832	$—	$825	$3	$4

Capital expenditures ($6 corporate)	$1,115	$266	$145	$71	$627

Year ended December 31, 2003
Revenues from unaffiliated customers	$77,954	$45,122	$19,213	$3,933	$9,686

Segment operating income	10,788	$7,125	$3,182	$437	$44

General corporate expense	(3,806)
Interest expense—net	(720)

Earnings from continuing operations before income taxes	$6,262

Segment assets	$52,649	$25,216	$18,488	$3,329	$5,616

Assets of discontinued operations	4,884
Corporate assets	799

Total assets	$58,332

Depreciation and amortization ($19 corporate)	$1,703	$485	$219	$615	$365

Amortization of other intangibles	$553	$—	$538	$11	$4

Capital expenditures ($43 corporate)	$979	$89	$162	$187	$498

Year ended December 31, 2002
Revenues from unaffiliated customers	$69,299	$42,460	$13,346	$4,192	$9,301

Segment operating income	$9,853	$7,212	$1,872	$570	$199

General corporate expense	(3,449)
Interest expense—net	(731)

Earnings from continuing operations before income taxes	$5,673

Segment assets	$52,477	$24,188	$19,386	$3,326	$5,577

Assets of discontinued operations	5,285
Corporate assets	1,406

Total assets	$59,168

Depreciation and amortization ($16 corporate)	$1,569	$490	$113	$600	$350

Amortization of other intangibles	$375	$—	$358	$14	$3

Capital expenditures ($7 corporate)	$3,943	$496	$2,706	$426	$308

        The pneumatic tools segment has one customer that accounted for 20.6%, 22.0% and 22.3% of consolidated revenues for the years ended December 31, 2004, 2003 and 2002, respectively. This customer also accounted for 17.0% and 37.2% of consolidated accounts receivable as of December 31, 2004 and 2003, respectively. A second customer, of both the pneumatic tools segment and the hardware segment, accounted for 16.5%, 18.1% and 18.3% of consolidated revenues for the years ended December 31, 2004, 2003 and 2002, respectively, and 15.4% and 13.7% of consolidated accounts receivable as of December 31, 2004 and 2003, respectively. There were no other major customers requiring disclosure.

NOTE 15—SUBSEQUENT EVENT

        Pursuant to an Asset Purchase Agreement (the "APA"), dated as of February 2, 2005, between Green, P&F and Benko Products, Inc. ("Benko"), Green sold certain of its assets comprising its Access Division (the "Division") to Benko. The assets sold pursuant to the APA include, among others, certain machinery and equipment, accounts receivable ("Purchased Receivables"), inventory, intellectual property and other intangibles. Certain assets of the Division were retained by Green, including, but not limited to, certain of the Division's accounts receivable existing at the consummation of the sale to Benko (the "Closing").

        The purchase price paid by Benko in consideration for the assets acquired pursuant to the APA was approximately $1,837,715, consisting of (a) a payment to Green at Closing of approximately $880,069; (b) $836,783 payable pursuant to the terms of a Promissory Note ("Note 1"), dated February 2, 2005, payable in various amounts over a twenty-one (21) month period commencing as of the Closing; and (c) $120,862 payable pursuant to the terms of a Promissory Note (collectively with Note 1, the "Notes"), dated February 2, 2005, payable in various amounts over a four (4) month period commencing as of the Closing. Benko agreed to pay additional consideration on an annual basis for the two (2) successive twelve (12) month periods commencing as of the Closing, dependent on certain sales by Benko, subject to certain other conditions. In addition, Benko assumed certain of Green's contractual obligations. Pursuant to the APA, and subject to certain conditions, Benko has the option to return, and Green must purchase, certain delinquent Purchased Receivables. The obligations of

Benko under the APA and the Notes are guaranteed by each of a principal shareholder and an affiliate of Benko, and partially secured by certain collateral. The Company will record a small gain on the sale of these assets in the first quarter of 2005.

NOTE 16—UNAUDITED QUARTERLY RESULTS

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2004
Revenues	$17,394,276	$18,796,176	$35,838,966	$31,602,189

Gross profit	$5,561,552	$6,532,824	$10,412,135	$9,570,811

Earnings from continuing operations	$394,044	$816,417	$1,704,495	$1,323,289
Earnings (loss) from discontinued operations, net of taxes	(157,478)	(112,043)	(99,094)	168,933

Net earnings	$236,566	$704,374	$1,605,401	$1,492,222

Basic earnings per common share:
Earnings from continuing operations	$.11	$.23	$.49	$.37
Earnings (loss) from discontinued operations, net of taxes	(.04)	(.03)	(.03)	.05

Net earnings	$.07	$.20	$.46	$.42

Diluted earnings per common share:
Earnings from continuing operations	$.11	$.23	$.47	$.35
Earnings (loss) from discontinued operations, net of taxes	(.04)	(.03)	(.03)	.04

Net earnings	$.07	$.20	$.44	$.39

Weighted average common shares outstanding:
Basic	3,515,447	3,517,755	3,518,212	3,536,842

Diluted	3,632,539	3,611,099	3,653,472	3,786,297

2003
Revenues	$17,623,455	$19,605,222	$21,270,615	$19,454,345

Gross profit	$6,046,292	$7,000,022	$6,595,222	$6,225,189

Earnings from continuing operations	$805,620	$1,193,719	$984,992	$929,410
Loss from discontinued operations, net of taxes	(215,392)	(96,823)	(102,300)	(136,277)

Net earnings	$590,228	$1,096,896	$882,692	$793,133

Basic earnings per common share:
Earnings from continuing operations	$.23	$.34	$.28	$.27
Loss from discontinued operations, net of taxes	(.06)	(.03)	(.03)	(.04)

Net earnings	$.17	$.31	$.25	$.23

Diluted earnings per common share:
Earnings from continuing operations	$.22	$.34	$.27	$.26
Loss from discontinued operations, net of taxes	(.06)	(.03)	(.02)	(.04)

Net earnings	$.16	$.31	$.25	$.22

Weighted average common shares outstanding:
Basic	3,506,086	3,505,785	3,503,766	3,511,614

Diluted	3,574,715	3,578,594	3,584,939	3,620,682

P&F INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

			Column C
	Column A	Column B			Column D		Column E
			Additions Charged (Credited) to Other Accounts
Description	Balance at Beginning of Period	Additions Charged (Credited) to Costs and Expenses			Deductions		Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2004	$328,074	$167,413	$153,405	(a)	$40,772	(b)	$608,120

Year ended December 31, 2003	$354,441	$22,884	$—		$49,251	(b)	$328,074

Year ended December 31, 2002	$404,557	$(40,755)	$40,000	(a)	$49,361	(b)	$354,441

Reserve for obsolete and slow-moving inventories:
Year ended December 31, 2004	$1,209,660	$170,735	$754,813	(a)	$79,637		$2,055,571

Year ended December 31, 2003	$1,241,129	$—	$—		$31,469		$1,209,660

Year ended December 31, 2002	$1,079,631	$155,905	$240,000	(a)	$234,407		$1,241,129

Provision for warranty obligations:
Year ended December 31, 2004	$210,989	$1,006,199	$148,487	(a)	$799,801		$565,874

Year ended December 31, 2003	$186,513	$241,491	$—		$217,015		$210,989

Year ended December 31, 2002	$198,384	$296,192	$—		$308,063		$186,513

(a)
Initial reserves of company acquired in purchase business combination.

(b)
Write-off of expenses against reserve.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        None.

Item 9A. Controls and Procedures

        An evaluation was performed, under the supervision of, and with the participation of, the Company's management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities and Exchange Act of 1934). Based on that evaluation, the Company's management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company's disclosure controls and procedures were adequate and effective, as of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2004 (the "Report"), in timely alerting them to all material information relating to the Company and its consolidated subsidiaries that is required to be included in this Report.

        There have been no significant changes in the Company's internal controls over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information required by this Item 10 is set forth under the captions "Ownership of Equity Securities," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and is hereby incorporated by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Other then the information shown in the table below entitled "Equity Compensation Plan Information," the information required by this Item 12 is set forth under the caption "Ownership of Equity Securities" in the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and is hereby incorporated by reference.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	604,400	$7.12	712,900
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	604,400	$7.12	712,900

        For further information, see Note 11 to the Notes to the Consolidated Financial Statements.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

		Page
a)	List of Financial Statements, Financial Statement Schedules, and Exhibits
	(1) List of Financial Statements
	The consolidated financial statements of the Company and its subsidiaries are included in Item 8 of Part II of this report.	25
	(2) List of Financial Statement Schedules
	The following financial statement schedules of the Company and its subsidiaries are included in Item 8 of Part II of this report following the consolidated financial statements:
	Schedule II—Valuation and Qualifying Accounts and Reserves	57

All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
	(3) List of Exhibits	61

        The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit
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
2.4
Asset Purchase Agreement, dated as of June 30, 2004, by and among WM Texas International, L.P., a Texas limited partnership formerly known as Woodmark International, L.P., SH Georgia, Inc., a Georgia corporation formerly known as Stair House, Inc., Samuel G. Sherstad, WM Texas GP, LLC, WM Texas Partners, LLC and Woodmark International, L.P., a Delaware limited partnership (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated July 9, 2004, and amended September 10, 2004). Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish, supplementally, a copy of any exhibit or schedule omitted from the Asset Purchase Agreement to the Commission upon request.
2.5
Asset Purchase Agreement, dated December 13, 2004, among Rosenboom Machine & Tool, Inc., Green Manufacturing, Inc. and P&F Industries, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated December 17, 2004, and amended March 4, 2005). Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish, supplementally, a copy of any exhibit or schedule omitted from the Asset Purchase Agreement to the Commission upon request.
2.6
Asset Purchase Agreement, dated as of February 2, 2005, between Green Manufacturing, Inc. and Benko Products, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated February 4, 2005). Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish, supplementally, a copy of any exhibit or schedule omitted from the Asset Purchase Agreement to the Commission upon request.
3.1	Restated Certificate of Incorporation of the Registrant (Filed herein).
3.2	Amended By-laws of the Registrant (Filed herein).
3.3	Amendment to the Amended By-laws of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated March 18, 2005).

4.1
Rights Agreement, dated as of August 19, 2004, between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A dated August 19, 2004).
4.2
Credit Agreement, dated as of July 23, 1998, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, a Florida corporation, Embassy Industries, Inc., a New York corporation, and European American Bank, a New York banking corporation (Incorporated by reference to Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
4.3
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
4.4
Amendment No. 2 to Credit Agreement, dated as of July 28, 1999, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, a Florida corporation, Embassy Industries, Inc., a New York corporation, Green Manufacturing, Inc., a Delaware corporation, and European American Bank, a New York banking corporation (Filed herein).
4.5
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
4.6
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
4.7
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
4.8
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

4.9
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
4.11
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
4.12
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
4.13
Credit Agreement, dated as of June 30, 2004, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated July 9, 2004).
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
10.2
Consulting Agreement, effective as of November 1, 2003, between the Registrant and Sidney Horowitz (Incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.3
1992 Incentive Stock Option Plan of the Registrant, as amended and restated as of March 13, 1997 (Incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
10.4	Executive Incentive Bonus Plan of the Registrant (Incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10.5	2002 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 4.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
14.1
Code of Business Conduct and Ethics of the Registrant and its Affiliates (Incorporated by reference to Exhibit 14.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
21	Subsidiaries of the Registrant (Filed herein).
23	Consent of the Registrant's Independent Registered Public Accounting Firm (Filed herein).
31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herein).
31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herein).
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

A copy of any of the foregoing exhibits to this Annual Report on Form 10-K may be obtained, upon payment of the Registrant's reasonable expenses in furnishing such exhibit, by writing to P&F Industries, Inc., 300 Smith Street, Farmingdale, New York 11735-1114, Attention: Corporate Secretary.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P&F INDUSTRIES, INC.
(Registrant)

By:	/s/ RICHARD A. HOROWITZ Chairman of the Board President Principal Executive Officer Principal Operating Officer	By:	/s/ JOSEPH A. MOLINO, JR. Joseph A. Molino, Jr. Vice President Principal Financial and Accounting Officer

Date: March 28, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date
/s/ ROBERT L. DUBOFSKY Robert L. Dubofsky	Director	March 28, 2005
/s/ JEFFREY D. FRANKLIN Jeffrey D. Franklin	Director	March 28, 2005
/s/ ALAN GOLDBERG Alan Goldberg	Director	March 28, 2005
/s/ RICHARD A. HOROWITZ Richard A. Horowitz	Director	March 28, 2005
/s/ SIDNEY HOROWITZ Sidney Horowitz	Director	March 28, 2005
/s/ DENNIS KALICK Dennis Kalick	Director	March 28, 2005
/s/ NEIL NOVIKOFF Neil Novikoff	Director	March 28, 2005
/s/ MITCHELL A. SOLOMON Mitchell A. Solomon	Director	March 28, 2005
/s/ ROBERT M. STEINBERG Robert M. Steinberg	Director	March 28, 2005
/s/ MARC A. UTAY Marc A. Utay	Director	March 28, 2005

QuickLinks

FORWARD LOOKING STATEMENTS
PART I
PART II
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
P&F INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
P&F INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
P&F INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
P&F INDUSTRIES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
P&F INDUSTRIES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III
PART IV