Form 10-Q
period 2005-03-31
P&F INDUSTRIES INC
filed 2005-05-13
CIK 75340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Yes  ☐    No  ☒

As of May 13, 2005, there were 3,565,631 shares of the registrant’s Class A Common Stock outstanding.

P & F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements (unaudited)

Consolidated Condensed Balance Sheets

Consolidated Condensed Statements of Earnings

Consolidated Condensed Statement of Shareholders’ Equity

Consolidated Condensed Statements of Cash Flows

Notes to Consolidated Condensed Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signature

Exhibit Index

i

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

	March 31, 2005	December 31, 2004
ASSETS
CURRENT
Cash and cash equivalents	$122,060	$1,189,869
Accounts receivable - net	13,222,180	14,849,748
Notes and other receivables	1,800,740	1,735,383
Inventories - net	28,933,791	25,691,380
Deferred income taxes - net	1,070,000	1,070,000
Assets of discontinued operations	—	795,941
Prepaid expenses and other	1,783,260	1,383,414
TOTAL CURRENT ASSETS	46,932,031	46,715,735

PROPERTY AND EQUIPMENT
Land	1,246,938	1,246,938
Buildings and improvements	7,246,694	7,230,248
Machinery and equipment	12,286,525	12,127,511
	20,780,157	20,604,697
Less accumulated depreciation and amortization	11,393,394	11,064,240
NET PROPERTY AND EQUIPMENT	9,386,763	9,540,457

GOODWILL	22,978,471	22,877,021

OTHER INTANGIBLE ASSETS - net	9,518,583	9,794,833

ASSETS OF DISCONTINUED OPERATIONS	—	942,768

OTHER ASSETS - net	657,383	667,259

TOTAL ASSETS	$89,473,231	$90,538,073

See accompanying notes to consolidated condensed financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (unaudited)

(continued)

	March 31, 2005	December 31, 2004
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$5,500,000	$4,000,000
Bank overdrafts	1,500,000	—
Accounts payable	3,578,279	3,355,377
Income taxes payable	828,683	1,600,683
Accrued compensation	825,189	2,331,222
Other accrued liabilities	3,172,793	2,836,209
Current maturities of long-term debt	3,544,169	3,062,481
TOTAL CURRENT LIABILITIES	18,949,113	17,185,972

LONG-TERM DEBT, less current maturities	28,029,215	31,847,597

DEFERRED INCOME TAXES - net	289,000	337,000

TOTAL LIABILITIES	47,267,328	49,370,569

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares outstanding	—	—
Common Stock:
Class A - $1 par; authorized - 7,000,000 shares; issued - 3,789,367 and 3,777,367 shares	3,789,367	3,777,367
Class B - $1 par; authorized - 2,000,000 shares; no shares issued or outstanding	—	—
Additional paid-in capital	8,781,445	8,718,450
Retained earnings	31,361,932	30,398,528
Treasury stock, at cost (223,736 shares)	(1,726,841)	(1,726,841)

TOTAL SHAREHOLDERS’ EQUITY	42,205,903	41,167,504

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$89,473,231	$90,538,073

See accompanying notes to consolidated condensed financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (unaudited)

	Three months ended March 31,
	2005	2004
Revenues	$27,306,848	$16,903,978
Cost of sales	18,872,097	11,448,991
Gross profit	8,434,751	5,454,987
Selling, general and administrative expenses	6,128,406	4,682,373
Operating income	2,306,345	772,614
Interest expense - net	426,482	121,873
Earnings from continuing operations before income taxes	1,879,863	650,741
Income taxes	771,000	246,000
Earnings from continuing operations before discontinued operations	1,108,863	404,741
Discontinued operations (net of taxes):
Loss from operation of discontinued operations (net of tax benefits of $111,000 and $86,000 for 2005 and 2004, respectively)	(216,691)	(168,175)
Gain on sale of discontinued operations (net of tax of $36,000)	71,232	—
Loss from discontinued operations	(145,459)	(168,175)
Net earnings	$963,404	$236,566

Basic earnings (loss) per common share:
Continuing operations	$.31	$.12
Discontinued operations	(.04)	(.05)
Net earnings per common share - basic	$.27	$.07

Diluted earnings (loss) per common share:
Continuing operations	$.29	$.11
Discontinued operations	(.04)	(.04)
Net earnings per common share - diluted	$.25	$.07

Weighted average common shares outstanding:
Basic	3,559,922	3,515,447
Diluted	3,875,880	3,632,539

See accompanying notes to consolidated condensed financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

		Class A Common Stock, $1 Par		Additional Paid-in	Retained	Treasury Stock
	Total	Shares	Amount	Capital	Earnings	Shares	Amount
Balance, January 1, 2005	$41,167,504	3,777,367	$3,777,367	$8,718,450	$30,398,528	(223,736)	$(1,726,841)
Net earnings	963,404	—	—	—	963,404	—	—
Issuance of Class A common stock upon exercise of stock options	74,995	12,000	12,000	62,995	—	—	—
Balance, March 31, 2005	$42,205,903	3,789,367	$3,789,367	$8,781,445	$31,361,932	(223,736)	$(1,726,841)

See accompanying notes to consolidated condensed financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$963,404	$236,566

Adjustments to reconcile net earnings to net cash used in operating activities:
Loss from discontinued operations - net of taxes	216,691	—
Gain on sale of assets of discontinued operations - net of taxes	(71,232)	—
Non-cash charges and credits:
Depreciation and amortization	331,448	435,051
Amortization of other intangible assets	276,250	133,000
Amortization of other assets	2,535	3,483
(Recovery of) provision for losses on accounts receivable - net	(4,299)	4,326
Deferred income taxes - net	(48,000)	(49,000)
Loss on disposal of fixed assets	—	(10,206)
Changes in:
Accounts receivable	1,631,867	(177,212)
Notes and other receivables	892,289	—
Inventories	(3,233,047)	844,568
Prepaid expenses and other	(399,846)	8,959
Other assets	7,341	(18,286)
Accounts payable	222,902	(471,804)
Accruals and other	(2,197,572)	(1,189,694)

Total adjustments	(2,372,673)	(486,815)

Net cash used in operating activities	(1,409,269)	(250,249)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(175,460)	(225,997)
Proceeds from the sale of access division	880,069	—
Proceeds from the disposal of fixed assets	—	27,532
Additional payments for purchase of Nationwide Industries, Inc.	(101,450)	(29,597)

Net cash provided by (used in) investing activities	603,159	(228,062)

See accompanying notes to consolidated condensed financial statements (unaudited).

	Three months ended
	March 31,
	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	$4,500,000	$1,500,000
Bank overdrafts	1,500,000	—
Repayments of short-term borrowings	(3,000,000)	—
Repayments of term loan	(3,250,000)	—
Principal payments on mortgages	(86,694)	(335,943)
Proceeds from exercise of stock options	74,995	30,000

Net cash (used in) provided by financing activities	(261,699)	1,194,057

NET (DECREASE) INCREASE IN CASH	(1,067,809)	715,746

CASH AT BEGINNING OF PERIOD	1,189,869	213,409

CASH AT END OF PERIOD	$122,060	$929,155

Supplemental disclosures of cash flow information:

Cash paid for:

	Three months ended
	March 31,
	2005	2004
Interest	$408,000	$123,000

Income taxes	$1,606,000	$152,000

Non-cash investing and financing activities were as follows:

In connection with the sale of certain assets of Green’s Access division, the Company received interest-bearing promissory notes of approximately $958,000, payable in varying amounts through November 2006.

See accompanying notes to consolidated condensed financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Principles of Consolidation

The unaudited consolidated condensed financial statements contained herein include the accounts of P&F Industries, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

P&F Industries, Inc. (“P&F”) conducts its business operations through its four wholly-owned subsidiaries: Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”), Countrywide Hardware, Inc. (“Countrywide”), Green Manufacturing, Inc. (“Green”) and Embassy Industries, Inc. (“Embassy”). P&F and its subsidiaries are herein referred to collectively as the “Company.” In addition, the words “we”, “our” and “us” refer to the Company.

Florida Pneumatic is engaged in the importation, manufacture and sale of pneumatic hand tools, primarily for the industrial, retail and automotive markets, and the importation and sale of compressor air filters. Florida Pneumatic also markets, through its Berkley Tool division (“Berkley”), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely-used brand of pipe cutting and threading machines. In addition, through its Franklin Manufacturing (“Franklin”) division, Florida Pneumatic imports a line of door and window hardware. Countrywide conducts its business operations through Nationwide Industries, Inc. (“Nationwide”) and through Woodmark International, L.P. (“Woodmark”), a limited partnership between P&F and Countrywide. Nationwide is an importer and manufacturer of door, window and fencing hardware. Woodmark is an importer of builders’ hardware, including staircase components and kitchen and bath hardware and accessories. Green was primarily engaged in the manufacture, development and sale of heavy-duty welded custom designed hydraulic cylinders until it exited that business in December 2004 through the sale of certain assets. Green also manufactured a line of access equipment for the petro-chemical industry until it exited that business in February 2005 and continues to manufacture a line of post hole digging equipment for the agricultural industry. (See Note 6 regarding disposition of certain assets related to Green’s exit from the hydraulic cylinder and access equipment businesses.) Embassy is engaged in the manufacture and sale of baseboard heating products and the importation and sale of radiant heating systems. Note 10 presents financial information for the segments of the Company’s business.

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

The results of operations for Green’s Hydraulic Cylinder and Access divisions have been segregated from continuing operations and are reflected on the consolidated condensed statement of earnings as discontinued operations.

The unaudited consolidated condensed balance sheet information as of December 31, 2004 was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The interim financial statements contained herein should be read in conjunction with that Report.

In preparing its Unaudited consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States of America, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates estimates, including those related to bad debts, inventory reserves, goodwill and intangible assets. The Company bases its estimates on historical data and experience, when available, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Reclassifications

Certain prior period amounts in the Consolidated Condensed Financial Statements (Unaudited) have been reclassified to conform to the current period’s presentation.

NOTE 2 - EARNINGS PER SHARE

Basic earnings (loss) per common share is based only on the average number of shares of common stock outstanding for the periods. Diluted earnings (loss) per common share reflects the effect of shares of common stock issuable upon the exercise of options, unless the effect on earnings is antidilutive.

Diluted earnings (loss) per common share is computed using the treasury stock method. Under this method, the aggregate number of shares of common stock outstanding reflects the assumed use of proceeds from the hypothetical exercise of any outstanding options or warrants to purchase shares of the Company’s Class A Common Stock. The average market value for the period is used as the assumed purchase price.

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three months ended
	March 31,
	2005	2004
Numerator:
Numerator for basic and diluted earnings (loss) per common share:
Earnings from continuing operations	$1,108,863	$404,741
Discontinued operations, net of taxes	(145,459)	(168,175)
Net earnings	$963,404	$236,566

Denominator:
Denominator for basic earnings (loss) per share - weighted average common shares outstanding	3,559,922	3,515,447
Effect of dilutive securities:
Employee stock options	315,958	117,092
Denominator for diluted earnings (loss) per share - adjusted weighted average common shares and assumed conversions	3,875,880	3,632,539

Basic earnings (loss) per common share:
Continuing operations	$.31	$.12
Discontinued operations	(.04)	(.05)
Net earnings per common share - basic	$.27	$.07

Diluted earnings (loss) per common share:
Continuing operations	$.29	$.11
Discontinued operations	(.04)	(.04)
Net earnings per common share - diluted	$.25	$.07

There were outstanding during the three-month period ended March 31, 2004 stock options whose exercise prices were higher than the average market values of the underlying Class A Common Stock for the period. These options are anti-dilutive and are excluded from the computation of earnings per share. There were no anti-dilutive stock options outstanding at March 31, 2005. The weighted average anti-dilutive stock options outstanding were as follows:

	Three months ended
	March 31,
	2005	2004
Weighted average anti-dilutive stock options outstanding	—	19,000

NOTE 3 - STOCK-BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure”, which was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amended the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company accounts for its stock option awards to its employees under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net earnings and earnings per share as if the fair value based method of accounting had been applied, as required by SFAS 123.

SFAS 123 requires the Company to provide pro forma information regarding net earnings and earnings per share as if compensation cost for its incentive stock option plan had been determined in accordance with the fair value method prescribed by SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. No options were granted, and there was no pro forma compensation expense, during the quarters ended March 31, 2005 and 2004.

NOTE 4 - FOREIGN CURRENCY TRANSACTIONS

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

For derivative instruments that are designated and qualify as fair value hedges (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedge item attributable to the hedged risk are recognized in earnings in the current period. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure of variability in the expected future cash flows that would be attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated comprehensive loss (a component of shareholders’ equity) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument, if any (i.e., the ineffective portion and any portion of the derivative instrument excluded from the assessment of effectiveness), is recognized in earnings in the current period. For derivative instruments not designated as hedging instruments, changes in the fair market values are recognized in earnings as a component of cost of sales.

The Company accounts for changes in the fair value of its foreign currency contracts by marking them to market and recognizing any resulting gains or losses through its statement of earnings. The Company also marks its yen-denominated payables to market, recognizing any resulting gains or losses in its statement of earnings. At March 31, 2005, the Company had foreign currency forward contracts, maturing in 2005, to purchase Japanese yen at contracted forward rates. The value of these contracts at March 31, 2005, based on that day’s closing spot rate, was approximately $3,795,000, which was the approximate value of the Company’s yen-denominated accounts payable. During the three-month periods ended March 31, 2005 and 2004, the Company recorded in its selling, general and administrative expenses net realized losses of approximately $102,000 and $69,000, respectively, on foreign currency transactions. At March 31, 2005, the Company had no material unrealized gains or losses on foreign currency transactions.

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment.” This statement is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB 25, “Accounting for Stock Issued to Employees,” and is effective as of the next fiscal year that begins after June 15, 2005. SFAS 123R establishes standards on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. SFAS 123R also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The adoption of this statement is not expected to have a material effect on our financial position or results of operations. We intend to implement the provisions of this statement in the first quarter of 2006.

In December 2004, the FASB issued SFAS 151, “Inventory Costs,” which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This statement amends ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that these items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, allocation of fixed production overheads to the costs of conversion must be based on the normal capacity of the production facilities. The adoption of this statement is not expected to have a material effect on our financial position or results of operations.

In November 2004, the FASB issued Emerging Issues Task Force (“EITF”) 03-13, “Applying the Conditions in Paragraph 42 of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations.” This guidance is applied to a component of an enterprise that is either disposed of or classified as “held for sale” in fiscal periods after December 15, 2004. The application of this guidance was adopted in December 2004, as permitted, and had no material effect on our financial position or results of operations.

In November 2004, the FASB issued EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share,” which is effective for reporting periods ending after December 15, 2004. This consensus addresses when contingently convertible instruments should be included in diluted earnings per share. The application of this guidance was adopted in the first quarter of 2005 and had no effect on our financial position or results of operations.

In October 2004, the FASB issued EITF 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.” The consensus addresses the issue of how an enterprise should evaluate the aggregation criteria in paragraph 17 of SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” when determining whether operating segments that do not meet the quantitative thresholds may be aggregated. The effective date of this issue has been delayed and is anticipated to occur in 2005 to coincide with the final issuance of the FSP (FASB Staff Position), which will provide guidance in determining whether two or more operating segments have similar economic characteristics. However, earlier adoption is permitted. The application of this guidance is not expected to have a material effect on our financial position or results of operations.

NOTE 6 - DISCONTINUED OPERATIONS

Green Manufacturing, Inc. – Access Division

Pursuant to an Asset Purchase Agreement (the “APA”), dated as of February 2, 2005, between Green, P&F and Benko Products, Inc. (“Benko”), Green sold certain of its assets comprising its Access Division (the “Division”) to Benko. The assets sold pursuant to the APA include, among others, certain machinery and equipment, accounts receivable (“Purchased Receivables”), inventory, intellectual property and other intangibles. Certain assets of the Division were retained by Green, including, but not limited to, certain of the Division’s accounts receivable existing at the consummation of the sale to Benko (the “Closing”).

The purchase price paid by Benko in consideration for the assets acquired pursuant to the APA was approximately $1,837,715, consisting of (a) a payment to Green at Closing of approximately $880,069; (b) $836,783 payable pursuant to the terms of a Promissory Note (“Note 1”), dated February 2, 2005, payable in various amounts over a twenty-one (21) month period commencing as of the Closing; and (c) $120,862 payable pursuant to the terms of a Promissory Note (collectively with Note 1, the “Notes”), dated February 2, 2005, payable in various amounts over a four (4) month period commencing as of the Closing. Benko agreed to pay additional consideration on an annual basis for the two (2) successive twelve (12) month periods commencing as of the Closing, dependent on certain sales by Benko, subject to certain other conditions. In addition, Benko assumed certain of Green’s contractual obligations. Pursuant to the APA, and subject to certain conditions, Benko has the option to return, and Green must purchase, certain delinquent Purchased Receivables. The obligations of Benko under the APA and the Notes are guaranteed by each of a principal shareholder and an affiliate of Benko, and partially secured by certain collateral.

The Company recognized a gain on the sale of these assets of approximately $71,000, net of taxes of $36,000, in the first quarter of 2005.

Green Manufacturing, Inc. – Hydraulic Cylinder Division

In December 2004, pursuant to an Asset Purchase Agreement and other related documents (collectively, the “Agreement”), among P&F, Green and Rosenboom Machine & Tool, Inc. (“RMT”) (an unaffiliated third party), Green sold certain of its assets comprising its Hydraulic Cylinder Division to RMT. The assets sold pursuant to the Agreement include, among others, property, machinery and equipment, raw materials, work-in process inventory and certain intangibles. Green also sold the land and building in which the division was housed to RMT in connection with this transaction. Green received net cash proceeds of approximately $3,679,000 and a promissory note of approximately $686,000 at the closing. In addition, Green may receive additional consideration based upon certain future sales by RMT. In addition, RMT has agreed to hire all Green Hydraulic Cylinder Division employees in Bowling Green, Ohio and, as a result of the transaction, Green has effectively exited the hydraulic cylinder business.

In connection with the transaction, Green and RMT entered into an agreement which provides for RMT to purchase from Green 100% of RMT’s requirements for products of the type that constitute part of Green’s inventory of finished goods as of the acquisition date with all purchases by RMT being binding and non-cancelable at pre-established prices. The term is for a period of one year from the acquisition date. RMT shall maintain for the benefit of Green the insurance policy insuring the finished goods inventory and will bear the entire risk of loss, theft, destruction or any damage to the inventory. RMT will also be responsible for all recordkeeping with respect to the inventory. Within 5 days of the expiration of the term, RMT is obligated to provide Green with a list of all unpurchased inventory and return such inventory to Green. Based on the terms of the agreement, Green has effectively entered into an arrangement which provides for a transfer of its inventory to RMT prior to payment, as if it had been sold to RMT, with Green recording it as an other current receivable (based on the cost of the inventory which approximated $889,000). This treatment is based on the fact that Green has effectively transferred control of the inventory to RMT. RMT’s employees maintain control of the inventory as it is located on RMT’s premises and also bears risk of loss, theft, destruction or any damage to the inventory. Also, all purchases by RMT are binding and non-cancelable at pre-established prices with RMT being Green’s only customer for the one-year period.

The Company recognized a gain on the sale of these assets of approximately $134,000 ($88,000 net of tax) in the fourth quarter of 2004.

The following amounts related to Green’s Access division have been segregated from the Company’s continuing operations and are reported as assets of discontinued operations in the consolidated condensed balance sheets:

	March 31, 2005		December 31, 2004
	Current	Long-term	Current	Long-term
Assets of discontinued operations:
Accounts receivable and inventories	$—	$—	$796,000	$—
Property and equipment	—	—	—	943,000

Total assets of discontinued operations	$—	$—	$796,000	$943,000

The results of operations for Green’s Hydraulic Cylinder and Access divisions have been segregated from continuing operations and are reflected on the consolidated condensed statement of earnings as discontinued operations. Discontinued operations were as follows:

	Three months ended March 31,
	2005	2004
Revenues	$180,000	$2,671,000

Loss from operation of discontinued operations, before taxes	$(327,000)	$(254,000)
Income tax benefit	111,000	86,000
Loss from operation of discontinued operations	(216,000)	(168,000)
Gain on sale of discontinued operations, before taxes	107,000	—
Income taxes	(36,000)	—
Gain on sale of discontinued operations	71,000	—

Loss from discontinued operations	$(145,000)	$(168,000)

NOTE 7 - INVENTORIES

Inventories consist of:

	March 31, 2005	December 31, 2004
Raw material	$2,947,157	$3,181,939
Work in process	515,018	476,174
Finished goods	25,471,616	22,033,267
	$28,933,791	$25,691,380

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill for the three months ended March 31, 2005 are as follows:

(In thousands)	Consolidated	Tools and other products	Hardware	Agricultural equipment	Heating products
Balance, January 1, 2005	$22,877	$2,326	$20,551	$—	$—
Additional payments for purchase of Nationwide Industries, Inc	101	—	101	—	—
Balance, March 31, 2005	$22,978	$2,326	$20,652	$—	$—

Other intangible assets were as follows:

	March 31, 2005		December 31, 2004
	Cost	Accumulated amortization	Cost	Accumulated amortization
Other intangible assets:
Customer relationships	$9,160,000	$1,471,334	$9,160,000	$1,255,334
Vendor relationship	890,000	66,750	890,000	44,500
Employment agreement	760,000	443,333	760,000	405,333
Trademark	690,000	—	690,000	—
Total	$11,500,000	$1,981,417	$11,500,000	$1,705,167

Amortization expense for intangible assets subject to amortization was approximately $276,000 and $133,000 for the three-month periods ended March 31, 2005 and 2004, respectively. Amortization expense for each of the years in the period ending March 31, 2010 is estimated to be as follows 2006 - $1,105,000; 2007 - $1,105,000; 2008 - $617,000; 2009 - $573,000; and 2010 - $573,000. The weighted average amortization period for intangible assets was 11.5 years at March 31, 2005 and 11.6 years at December 31, 2004.

NOTE 9 - WARRANTY LIABILITY

Changes in the Company’s warranty liability, included in other accrued liabilities, were as follows:

	Three months ended March 31,
	2005	2004
Balance, beginning of period	$565,874	$210,989
Warranties issued and changes in estimated pre-existing warranties	141,976	263,589
Actual warranty costs incurred	(154,667)	(258,084)
Balance, end of period	$553,183	$216,494

NOTE 10 - BUSINESS SEGMENTS

The Company has organized its business into four reportable business segments: tools and other products, hardware, agricultural equipment and heating products. The Company is organized around these four distinct operating segments, each of which has very different end users. For reporting purposes, Florida Pneumatic and Franklin are combined in the “Tools and other products” segment and Woodmark and Nationwide are combined in the “Hardware” segment. The Franklin Manufacturing division, formerly included in the hardware segment, relocated its operations to Florida Pneumatic in the first quarter of 2005 and is now included in the “Tools and other products” segment. Prior period amounts have been reclassified to reflect this change. The primary reasons for taking this action were for, among other things, synergies between the companies in the retail channel, principally selling to the same significant customer, and other operational synergies. The Company evaluates segment performance based primarily on segment operating income.

The following presents financial information by segment for the three-month periods ended March 31, 2005 and 2004. Segment operating income excludes general corporate expenses, interest expense and income taxes. Identifiable assets are those assets directly owned or utilized by the particular business segment.

(In Thousands) Three months ended March 31, 2005	Consolidated	Tools and other products	Hardware	Agricultural equipment	Heating products
Revenues from unaffiliated customers	$27,307	$10,114	$14,210	$526	$2,457
Segment operating income (loss)	3,390	$1,039	$2,344	$65	$(58)
General corporate expense	(1,084)
Interest expense – net	(426)
Earnings from continuing operations before income taxes	$1,880

Segment assets	$87,064	$26,515	$52,603	$2,565	$5,381
Corporate assets	2,409
Total assets	$89,473

(In Thousands) Three months ended March 31, 2004	Consolidated	Tools and other products	Hardware	Agricultural equipment	Heating products
Revenues from unaffiliated customers	$16,904	$10,637	$3,313	$449	$2,505
Segment operating income (loss)	1,782	$1,101	$597	$89	$(5)
General corporate expense	(1,009)
Interest expense – net	(122)
Earnings from continuing operations before income taxes	$651

Segment assets	$56,471	$24,568	$17,459	$8,543	$5,901
Corporate assets	1,581
Total assets	$58,052

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of P&F Industries, Inc. and subsidiaries. The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. Any forward-looking statements contained herein, including those related to the Company’s future performance, are based upon the Company’s historical performance and on current plans, estimates and expectations. Such forward-looking statements are subject to various risks and uncertainties identified below. Forward-looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

All forward-looking statements involve risks and uncertainties. These risks and uncertainties could cause the Company’s actual results for the 2005 fiscal year and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company for a number of reasons, including, but not limited to:

•  The strength of the retail economy in the United States. The Company’s business is subject to economic conditions in its major markets, including recession, inflation, deflation, general weakness in retail, industrial, and housing markets.

•  The Company’s ability to maintain mutually beneficial relationships with key customers. The Company has several significant customers, including two customers that, in the aggregate, constituted approximately 25% of its consolidated revenues for the three-month period ended March 31, 2005. The loss of either of these significant customers or a material negative change in the Company’s relationships with these significant customers could have an adverse effect on its financial position and results of operations.

•  Adverse changes in currency exchange rates or raw material commodity prices. A significant amount of the Company’s products are manufactured outside the United States and purchased in the local currency. As a result, the Company is exposed to movements in the exchange rates of various currencies against the United States dollar. The Company believes its most significant foreign currency exposures are the Japanese yen, the Taiwan dollar (“TWD”), and, to a lesser extent, the euro.

•  Unforeseen inventory adjustments or changes in purchasing patterns by major customers and the resultant impact on manufacturing volumes and inventory levels. The Company makes its purchasing decisions based upon a number of factors including an assessment of market needs and preferences, manufacturing lead times and cash flow considerations. To the extent that the Company’s assumptions result in inventory levels being too high or too low, there could be a negative impact on its financial position and results of operations.

•  Unforeseen interruptions in the manufacturing ability of certain foreign suppliers. Although the Company believes there are redundant sources available and does maintain multiple sources for certain of its products, there may be costs and delays associated with securing such sources and there can be no assurance that such sources would provide the same quality of product at similar prices.

•  Market acceptance of the new products introduced in 2004 and 2005 and other products scheduled for introduction during 2005, as well as the level of sales generated from these new products relative to expectations, based on existing investments in productive capacity and commitments by the Company to fund advertising and product promotions in connection with the introduction of these new products.

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

•  The effects of litigation and product liability exposures, as well as other risks and uncertainties detailed from time to time in the Company’s filings with the Securities and Exchange Commission.

•  Changes in laws and regulations, including changes in accounting standards, taxation requirements, including tax rate changes, new tax laws and revised tax law interpretations, and environmental laws, in both domestic and foreign jurisdictions.

•  The impact of unforeseen events, including war or terrorist activities, on economic conditions and consumer confidence.

This listing is not intended to be all-inclusive. There can be no assurance that the Company has correctly identified and appropriately assessed all factors affecting its business or that the publicly available and other information with respect to these matters is complete and correct. Additional risks and uncertainties not presently known to the Company or that it currently believes to be immaterial also may adversely impact the Company. Should any risks and uncertainties develop into actual events, these developments could have material adverse effects on the Company’s financial position and results of operations.

Business

P & F Industries, Inc. (“P & F”) is a Delaware corporation incorporated on April 19, 1963. P&F conducts its business operations through its four wholly-owned subsidiaries: Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”), Countrywide Hardware, Inc. (“Countrywide”), Green Manufacturing, Inc. (“Green”) and Embassy Industries, Inc. (“Embassy”). P&F Industries, Inc. and its subsidiaries are herein referred to collectively as the “Company.”

Florida Pneumatic is engaged in the importation, manufacture and sale of pneumatic hand tools, primarily for the industrial, retail and automotive markets, and the importation and sale of compressor air filters. Florida Pneumatic also markets, through its Berkley Tool division (“Berkley”), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely-used brand of pipe cutting and threading machines. In addition, through its Franklin Manufacturing (“Franklin”) division, Florida Pneumatic imports a line of door and window hardware. Countrywide conducts its business operations through Nationwide Industries, Inc. (“Nationwide”), its wholly-owned subsidiary, and through Woodmark International, L.P. (“Woodmark”), a limited partnership owned by P&F and Countrywide. Nationwide is an importer and manufacturer of door, window and fencing hardware. Woodmark is an importer of builders’ hardware, including staircase components and kitchen and bath hardware and accessories. Embassy is engaged in the manufacture and sale of baseboard heating products and the importation and sale of radiant heating systems and boilers. Green was primarily engaged in the manufacture, development and sale of heavy-duty welded custom designed hydraulic cylinders until it exited that business in December 2004 through the sale of certain assets. Green also manufactured a line of access equipment for the petro-chemical industry until it exited that business in February 2005, and continues to manufacture a line of post hole digging equipment for the agricultural industry. (See Note 6 to the Notes to the Consolidated Condensed Financial Statements.) Note 10 to the Notes to Consolidated Condensed Financial Statements presents financial information for the segments of the Company’s business.

Overview

On June 30, 2004, Woodmark acquired certain assets comprising the business of the former Woodmark International L.P. and its wholly-owned subsidiary, the former Stair House, Inc., and assumed certain related liabilities. The Company’s consolidated results of operations include the results of operations for Woodmark for the three months ended March 31, 2005 within its hardware business segment.

Consolidated revenues for the quarter ended March 31, 2005 increased $10,403,000, or 61.5%, from $16,904,000 to $27,307,000. There was a $48,000, or 1.9%, decrease in revenues at Embassy and a $524,000, or 4.9%, decrease in revenues at Florida Pneumatic. Revenues increased at the other two subsidiaries, with the greatest increase at Countrywide, which included revenues at Woodmark, which was acquired by the Company on June 30, 2004, of $9,991,000 and a $924,000, or 28.0%, increase in revenues at Nationwide. Revenues at Florida Pneumatic decreased from the comparable prior-year period primarily due to the delay in timing of a retail promotion from a significant customer expected later in the fiscal year, partially offset by increases in base sales and new product introductions. Gross profit increased for the quarter, due primarily to increased revenues. Gross profit increases were offset, in part, due to increases in the cost of raw materials and the cost of imported product due to the weakening of the U.S. dollar versus the yen, Taiwan dollar and euro. Consolidated earnings from continuing operations increased $704,000, or 174.0%, from $405,000 to $1,109,000.

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

There have been no material changes in the Company’s critical accounting policies and estimates from those discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

ACQUISITION

For acquisitions, results of operations are included in the Consolidated Condensed Financial Statements from the date of acquisition.

Woodmark International L.P.

On June 30, 2004, pursuant to an Asset Purchase Agreement dated as of such date, Woodmark, a Delaware limited partnership owned by P&F and Countrywide, acquired certain assets (the “Purchased Property”) comprising the business of the former Woodmark International L.P., a Texas limited partnership, and its wholly-owned subsidiary, the former Stair House, Inc., a Georgia corporation (collectively, the “Sellers”), and assumed certain of the Sellers’ related liabilities. Woodmark paid $31,898,000 to acquire the Purchased Property, which purchase price consisted primarily of $27,160,000 in cash and certain subordinated notes in the aggregate principal amount of $3,408,000. The purchase price was negotiated on the basis of Woodmark’s historical financial performance. Subject to certain conditions, Woodmark also agreed to pay additional cash consideration to the Sellers after the third or the fifth anniversary of the closing of the acquisition if certain financial targets described in the Asset Purchase Agreement are met. The acquisition of the Purchased Property was financed through the Company’s senior credit facility.

As part of the acquisition, the Company recorded approximately $8,840,000 in other identifiable intangible assets, principally related to the value of customer relationships, and approximately $12,675,000 of goodwill through March 31, 2005. (See Note 8 to the Notes to the Consolidated Condensed Financial Statements.)

DISCONTINUED OPERATIONS

Green Manufacturing, Inc. – Access Division

Pursuant to an Asset Purchase Agreement (the “APA”), dated as of February 2, 2005, between Green, P&F and Benko Products, Inc. (“Benko”), Green sold certain of its assets comprising its Access Division (the “Division”) to Benko. The assets sold pursuant to the APA include, among others, certain machinery and equipment, accounts receivable (“Purchased Receivables”), inventory, intellectual property and other intangibles. Certain assets of the Division were retained by Green, including, but not limited to, certain of the Division’s accounts receivable existing at the consummation of the sale to Benko (the “Closing”).

The purchase price paid by Benko in consideration for the assets acquired pursuant to the APA was approximately $1,837,715, consisting of (a) a payment to Green at Closing of approximately $880,069; (b) $836,783 payable pursuant to the terms of a Promissory Note (“Note 1”), dated February 2, 2005, payable in various amounts over a twenty-one (21) month period commencing as of the Closing; and (c) $120,862 payable pursuant to the terms of a Promissory Note (collectively with Note 1, the “Notes”), dated February 2, 2005, payable in various amounts over a four (4) month period commencing as of the Closing. Benko agreed to pay additional consideration on an annual basis for the two (2) successive twelve (12) month periods commencing as of the Closing, dependent on certain sales by Benko, subject to certain other conditions. In addition, Benko assumed certain of Green’s contractual obligations. Pursuant to the APA, and subject to certain conditions, Benko has the option to return, and Green must purchase, certain delinquent Purchased Receivables. The obligations of Benko under the APA and the Notes are guaranteed by each of a principal shareholder and an affiliate of Benko, and partially secured by certain collateral.

The Company recognized a gain on the sale of these assets of approximately $71,000, net of taxes of $36,000, in the first quarter of 2005.

Green Manufacturing, Inc. – Hydraulic Cylinder Division

In December 2004, pursuant to an Asset Purchase Agreement and other related documents (collectively, the “Agreement”), among P&F, Green and Rosenboom Machine & Tool, Inc. (“RMT”) (an unaffiliated third party), Green sold certain of its assets comprising its Hydraulic Cylinder Division to RMT. The assets sold pursuant to the Agreement include, among others, property, machinery and equipment, raw materials, work-in process inventory and certain intangibles. Green also sold the land and building in which the division was housed to RMT in connection with this transaction. Green received net cash proceeds of approximately $3,679,000 and a promissory note of approximately $686,000 at the closing. In addition, Green may receive additional consideration based upon certain future sales by RMT. In addition, RMT has agreed to hire all Green Hydraulic Cylinder Division employees in Bowling Green, Ohio and, as a result of the transaction, Green has effectively exited the hydraulic cylinder business.

In connection with the transaction, Green and RMT entered into an agreement which provides for RMT to purchase from Green 100% of RMT’s requirements for products of the type that constitute part of Green’s inventory of finished goods as of the acquisition date with all purchases by RMT being binding and non-cancelable at pre-established prices. The term is for a period of one year from the acquisition date. RMT shall maintain for the benefit of Green the insurance policy insuring the finished goods inventory and will bear the entire risk of loss, theft, destruction or any damage to the inventory. RMT will also be responsible for all recordkeeping with respect to the inventory. Within 5 days of the expiration of the term, RMT is obligated to provide Green with a list of all unpurchased inventory and return such inventory to Green. Based on the terms of the agreement, Green has effectively entered into an arrangement which provides for a transfer of its inventory to RMT prior to payment, as if it had been sold to RMT, with Green recording it as an other current receivable (based on the cost of the inventory which approximated $889,000). This treatment is based on the fact that Green has effectively transferred control of the inventory to RMT. RMT’s employees maintain control of the inventory as it is located on RMT’s premises and also bears risk of loss, theft, destruction or any damage to the inventory. Also, all purchases by RMT are binding and non-cancelable at pre-established prices with RMT being Green’s only customer for the one-year period.

The Company recognized a gain on the sale of these assets of approximately $134,000 ($88,000 net of tax) in the fourth quarter of 2004.

The following amounts related to Green’s Access division have been segregated from the Company’s continuing operations and are reported as assets of discontinued operations in the consolidated condensed balance sheets:

	March 31, 2005		December 31, 2004
	Current	Long-term	Current	Long-term
Assets of discontinued operations:
Accounts receivable and inventories	$—	$—	$796,000	$—
Property and equipment	—	—	—	943,000

Total assets of discontinued operations	$—	$—	$796,000	$943,000

The results of operations for Green’s Hydraulic Cylinder and Access divisions have been segregated from continuing operations and are reflected on the consolidated condensed statement of earnings as discontinued operations. Discontinued operations were as follows:

	Three months ended March 31,
	2005	2004
Revenues	$180,000	$2,671,000

Loss from operation of discontinued operations, before taxes	$(327,000)	$(254,000)
Income tax benefit	111,000	86,000
Loss from operation of discontinued operations	(216,000)	(168,000)

Gain on sale of discontinued operations, before taxes	107,000	—
Income taxes	(36,000)	—
Gain on sale of discontinued operations	71,000	—

Loss from discontinued operations	$(145,000)	$(168,000)

RESULTS OF OPERATIONS

Quarters ended March 31, 2005 and March 31, 2004

Revenues

Revenues for the quarters ended March 31, 2005 and 2004 were as follows:

Three months ended March 31,	Consolidated	Tools and other products	Hardware	Agricultural equipment	Heating products
2005	$27,307,000	$10,114,000	$14,210,000	$526,000	$2,457,000

2004	$16,904,000	$10,637,000	$3,313,000	$449,000	$2,505,000

% increase (decrease)	61.5%	(4.9)%	329.0%	17.1%	(1.9)%

Revenues from tools and other products decreased due primarily to the delay in timing of a retail promotion from a significant customer expected later in the fiscal year and a further reduction in sales to a previously significant customer in the first quarter of 2005 versus the first quarter of 2004, partially offset by increases in base sales, including new product introductions of approximately $900,000. Revenues from our automotive customers have decreased due primarily to the lack of inventory-stocking accounts that were obtained in 2004, as well as no significant new product introductions in this area in 2005. In addition, the Franklin Manufacturing division, formerly included in the hardware segment, relocated its operations to Florida Pneumatic in the first quarter of 2005 and is now included in the “Tools and other products” segment. Prior period amounts have been reclassified to reflect this change. The primary reasons for taking this action were for, among other things, synergies between the companies in the retail channel, principally selling to the same significant customer, and other operational synergies. Selling prices of pneumatic tools and related equipment were unchanged.

Revenues from hardware increased significantly as a result of the acquisition of Woodmark, which recorded approximately $10,000,000 in revenues during the first quarter of 2005. Revenues from the sale of staircase components continue to increase, benefiting from strong new housing starts. These revenues have more than offset weakness in demand for our kitchen and bath products sold into the mobile home and remodeling markets. Moreover, Nationwide’s revenues increased by approximately $924,000, or 28.0%, primarily attributable to an increase of approximately $445,000 in sales of fencing products, and increases in our OEM and patio hardware products of $384,000, or 43.5%, and $92,000, or 12.8%, respectively, which were due primarily to the addition of new customers in OEM and to greater sale of patio products resulting from reconstruction following the hurricanes in Florida last year.

Revenues from agricultural equipment increased primarily due to the addition of a new customer.

Revenues from heating products were essentially flat for the quarterly period. Although sales of our standard baseboard products continued their growth resulting from strong housing starts, especially in the northeast, sales of our commercial product and boilers were weak. However, we have actively engaged in the bidding process for several large projects, the nature of which can cause revenues to fluctuate quarter to quarter. Selling prices of certain baseboard heating products were increased late in the first quarter to offset rising costs of materials but such price increases did not significantly impact revenues reported in the period.

All revenues are generated in U.S. dollars and are not impacted by changes in foreign currency exchange rates.

Gross Profits

Gross profits for the quarters ended March 31, 2005 and 2004 were as follows:

Three months ended March 31,	Consolidated	Tools and other products	Hardware	Agricultural equipment	Heating products
2005	$8,435,000	$3,141,000	$4,575,000	$90,000	$629,000
	30.9%	31.1%	32.2%	17.1%	25.6%

2004	$5,455,000	$3,398,000	$1,223,000	$104,000	$730,000
	32.3%	31.9%	36.9%	23.2%	29.1%

The decrease in the gross profit percentage from tools and other products was due primarily to the impact of the weakness of the U.S. dollar in relation to the Japanese yen and the Taiwan dollar, partially offset by a favorable product mix. The decrease in the gross profit percentage from hardware was due primarily to the inclusion of Woodmark, whose gross profit percentage was less than this segment’s comparable prior-year period average. The gross profit percentage for Nationwide, the other company in the hardware segment was 36.5%. The decrease in the gross profit percentage from agricultural equipment was due primarily to increases in raw material costs which were not able to be recovered through increased selling prices, as well as increased costs associated with the temporary outsourcing of our manufactured products while we transition this product line to another location. The decrease in the gross profit percentage from heating products was due primarily to increases in steel and other raw material costs, prompting an increase in certain selling prices late in the first quarter.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative (“SG&A”) expenses increased $1,446,000, or 30.9%, from $4,682,000 to $6,128,000. SG&A expenses increased due primarily to the inclusion of $1,444,000 of expenses related to Woodmark, increased compensation tied to higher profitability and increases related to professional fees, mainly related to corporate compliance and reporting requirements, increased personnel-related expenses resulting from increasing revenues, offset by a reduction in certain warranty expenses and certain non-recurring legal expenses that were incurred in the prior year. However, due to increases in revenues, SG&A expenses as a percentage of revenues decreased from 27.7% to 22.4%.

Interest - Net

Net interest expense increased $305,000, or 250%, from $121,000 to $426,000, due primarily to the amounts borrowed under the Company’s term loan facility to finance the Woodmark acquisition transaction on June 30, 2004, as well as the issuance and assumption of certain notes related thereto. Interest expense on borrowings under the term loan facility increased by approximately $233,000 and interest expense on the acquisition-related notes approximated $33,000. Interest expense on borrowings under the Company’s revolving credit loan facility increased by approximately $32,000, as a result of both higher average borrowings and higher average interest rates.

Taxes on Income

The effective tax rates applicable to earnings from continuing operations for the quarters ended March 31, 2005 and 2004 were 41.0% and 37.8%, respectively. The increase in the effective tax rate was due primarily to an increase in expenses that are not deductible for tax purposes.

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

The Company gauges its liquidity and financial stability by the measurements shown in the following table (dollar amounts in thousands):

	March 31, 2005	December 31, 2004	March 31, 2004
Working Capital	$27,983	$29,530	$21,154

Current Ratio	2.48 to 1	2.72 to 1	2.76 to 1

Shareholders’ Equity	$42,206	$41,168	$37,245

On June 30, 2004, Woodmark acquired certain assets comprising the business of the former Woodmark International L.P. and its wholly-owned subsidiary, the former Stair House, Inc., and assumed certain related liabilities.

Cash decreased $1,068,000, from $1,190,000 as of December 31, 2004 to $122,000, as of March 31, 2005. The Company’s debt levels decreased, from $38,910,000 at December 31, 2004 to $37,073,000 at March 31, 2005, due primarily to the payments made on its debt related to the aforementioned Woodmark acquisition. The Company’s total percent of debt to total book capitalization decreased from 48.6% at December 31, 2004 to 46.8% at March 31, 2005.

In connection with Countrywide’s acquisition of all of the stock of Nationwide in 2002, the Company is liable for contingent earnout payments to Nationwide’s previous owner, in amounts equal to 30% of the excess of Nationwide’s earnings, before amortization of intangible assets, interest and taxes, over $2,500,000, for each of the five twelve-month periods subsequent to the acquisition date. These contingent earnout payments have been and will be treated as additions to goodwill. During 2005, the Company recorded net additions to goodwill of approximately $101,000, related to contingent earnout payments.

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

Cash used in operating activities was approximately $1,409,000 and $250,000 for the quarters ended March 31, 2005 and 2004, respectively. The Company believes that cash on hand derived from operations and cash available through borrowings under its credit facilities will be sufficient to allow the Company to meet its foreseeable working capital needs.

During the first quarter of 2005, gross accounts receivable decreased by approximately $1,632,000 in the aggregate. Increases (decreases) were approximately $885,000 $(1,775,000), $(584,000) and $(158,000) at Countrywide, Green, Florida Pneumatic and Embassy, respectively. These changes were all primarily related to the respective companies’ sales volume for the period, with the exception of Green, whose reduction was principally related to the collection of outstanding accounts receivable from the discontinued operations of its hydraulic cylinder and access equipment divisions.

During the first quarter of 2005, inventories increased by approximately $3,233,000 in the aggregate. Increases (decreases) were approximately $2,375,000, $790,000, $136,000 and $(68,000) at Florida Pneumatic, Countrywide, Embassy and Green, respectively. The increase in inventories at Florida Pneumatic was due primarily to the stocking of inventory related to anticipated sales promotions with its two major customers. The increase at Countrywide was due primarily to the stocking of inventories in preparation for the upcoming fencing season.

During the first quarter of 2005, short-term borrowings increased by $1,500,000, primarily to fund working capital needs.

During the first quarter of 2005, accounts payable increased by approximately $223,000 in the aggregate. Increases (decreases) were approximately $288,000, $20,000, $(45,000) and $(40,000) at Florida Pneumatic, Countrywide, Embassy and Green, respectively. These changes were all due primarily to the timing of payments associated with inventory purchases.

On June 30, 2004, in conjunction with the Woodmark acquisition transaction, the Company entered into a credit agreement with Citibank and another bank. This agreement provides the Company with various credit facilities, including revolving credit loans, term loans for acquisitions and a foreign exchange line. The credit agreement is subject to annual review by the banks.

The revolving credit loan facility provides a maximum of $12,000,000, with various sublimits, for direct borrowings, letters of credit, bankers’ acceptances and equipment loans. There are no commitment fees for any unused portion of this credit facility. At March 31, 2005, there was $5,500,000 outstanding against the revolving credit loan facility, and there were no open letters of credit.

The term loan facility provides a maximum commitment of $34,000,000 to finance acquisitions subject to the approval of the lending banks. There are no commitment fees for any unused portion of this credit facility. The Company borrowed $29,000,000 against this facility to finance the Woodmark acquisition transaction, and there was $23,750,000 outstanding against the term loan facility at March 31, 2005.

The foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding under the foreign exchange line at March 31, 2005, based on that day’s closing spot rate, was approximately $3,795,000.

Under its credit agreement, the Company is required to adhere to certain financial covenants. Certain of the Company’s mortgage agreements also require the Company to adhere to certain financial covenants. At March 31, 2005, the Company was in compliance with all of these covenants.

Capital spending for the three-month periods ending March 31, 2005 and 2004 was approximately $175,000 and $226,000, respectively, which amounts were provided from working capital. Capital expenditures for the balance of fiscal 2005 are expected to be approximately $500,000, some of which may be financed through the Company’s credit facilities. Included in the expected total for 2005 are capital expenditures relating to new products, expansion of existing product lines and replacement of equipment.

OFF-BALANCE SHEET ARRANGEMENTS

The Company’s foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of foreign currencies needed for payments to foreign suppliers. The Company has not purchased forward contracts on New Taiwan dollars or euros. The total amount of foreign currency forward contracts outstanding at March 31, 2005, based on that day’s closing spot rate, was approximately $3,795,000.

The Company, through Florida Pneumatic, imports a significant amount of its purchases from Japan, with payment due in Japanese yen. As a result, the Company is subject to the effects of foreign currency exchange fluctuations. The Company uses a variety of techniques to protect itself from any adverse effects from these fluctuations, including increasing its selling prices, obtaining price reductions from its overseas suppliers, using alternative supplier sources and entering into foreign currency forward contracts. The increase in the strength of the Japanese yen versus the U.S. dollar from 2004 to 2005 had a negative effect on the Company’s results of operations and its financial position. Since December 31, 2004, the relative value of the U.S dollar in relation to the Japanese yen has increased slightly. There can be no assurance as to the future trend of this value. (See “Item 3 - Quantitative and Qualitative Disclosures About Market Risk.”)

NEW ACCOUNTING PRONOUNCEMENTS

See Note 5 to the Notes to Consolidated Condensed Financial Statements included in Item 1 of this report.

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

The value of the U.S. dollar affects the Company’s financial results. Changes in exchange rates may positively or negatively affect the Company’s gross margins through its inventory purchases and operating expenses through realized foreign exchange gains or losses. The Company engages in hedging programs aimed at limiting, in part, the impact of currency fluctuations. Using primarily forward exchange contracts, the Company hedges some of those transactions that, when remeasured according to accounting principles generally accepted in the United States of America, impact the statement of operations. Factors that could impact the effectiveness of the Company’s programs include volatility of the currency markets and availability of hedging instruments. All currency contracts that are entered into by the Company are components of hedging programs and are entered into not for speculation but for the sole purpose of hedging an existing or anticipated currency exposure. The Company does not buy or sell financial instruments for trading purposes. Although the Company maintains these programs to reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a weakening exchange rate against currencies in which the Company incurs costs, the Company’s costs are adversely affected.

The Company accounts for changes in the fair value of its foreign currency contracts by marking them to market and recognizing any resulting gains or losses through its statement of operations. The Company also marks its yen-denominated payables to market, recognizing any resulting gains or losses in its statement of operations. At March 31, 2005, the Company had foreign currency forward contracts, maturing in 2005, to purchase Japanese yen at contracted forward rates. The value of these contracts at March 31, 2005, based on that day’s closing spot rate, was approximately $3,795,000, which was the approximate value of the Company’s corresponding yen-denominated accounts payable. For the quarters ended March 31, 2005 and 2004, the Company recorded in its selling, general and administrative expenses net realized losses of approximately $102,000 and $69,000, respectively, on foreign currency transactions. At March 31, 2005, the Company had no material unrealized gains or losses on foreign currency transactions.

The potential loss in value of the Company’s net investment in foreign currency forward contracts resulting from a hypothetical 10 percent adverse change in foreign currency exchange rates at March 31, 2005 was approximately $433,000.

The Company has various debt instruments that bear interest at variable rates tied to LIBOR (London InterBank Offered Rate). Any increase in LIBOR would have an adverse effect on the Company’s interest costs. In addition to affecting operating results, adverse changes in interest rates could impact the Company’s access to capital, certain merger and acquisition strategies and the level of capital expenditures.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and short-term debt, approximate fair value as of March 31, 2005 because of the relatively short-term maturity of these financial instruments. The carrying amounts reported for long-term debt approximate fair value as of March 31, 2005 because, in general, the interest rates underlying the instruments fluctuate with market rates.

Item 4.                                                           Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed, under the supervision of, and with the participation of, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities and Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were adequate and effective, as of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (this “Report”), in timely alerting them to all material information relating to the Company and its consolidated subsidiaries that is required to be included in this Report.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P & F INDUSTRIES, INC.
(Registrant)

By /s/ Joseph A. Molino, Jr.
Joseph A. Molino, Jr.
Vice President
Dated: May 13, 2005	(Principal Financial Officer)

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit

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

2.4

Asset Purchase Agreement, dated as of June 30, 2004, by and among WM Texas International, L.P., a Texas limited partnership formerly known as Woodmark International, L.P., SH Georgia, Inc., a Georgia corporation formerly known as Stair House, Inc., Samuel G. Sherstad, WM Texas GP, LLC, WM Texas Partners, LLC and Woodmark International, L.P., a Delaware limited partnership (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated July 9, 2004, and amended September 10, 2004). Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish, supplementally, a copy of any exhibit or schedule omitted from the Asset Purchase Agreement to the Commission upon request.

2.5

Asset Purchase Agreement, dated December 13, 2004, among Rosenboom Machine & Tool, Inc., Green Manufacturing, Inc. and P&F Industries, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated December 17, 2004, and amended March 4, 2005). Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish, supplementally, a copy of any exhibit or schedule omitted from the Asset Purchase Agreement to the Commission upon request.

2.6

Asset Purchase Agreement, dated as of February 2, 2005, between Green Manufacturing, Inc. and Benko Products, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated February 4, 2005). Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish, supplementally, a copy of any exhibit or schedule omitted from the Asset Purchase Agreement to the Commission upon request.

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

3.2	Amended By-laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

3.3	Amendment to the Amended By-laws of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated March 18, 2005).

4.1

Rights Agreement, dated as of August 19, 2004, between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A dated August 19, 2004).

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

4.4

Amendment No. 2 to Credit Agreement, dated as of July 28, 1999, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, a Florida corporation, Embassy Industries, Inc., a New York corporation, Green Manufacturing, Inc., a Delaware corporation, and European American Bank, a New York banking corporation (Incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

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

4.13

Credit Agreement, dated as of June 30, 2004, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 9, 2004).

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

A copy of any of the foregoing exhibits to this Quarterly Report on Form 10-Q may be obtained, upon payment of the Registrant’s reasonable expenses in furnishing such exhibit, by writing to P & F Industries, Inc., 300 Smith Street, Farmingdale, New York 11735-1114, Attention: Corporate Secretary