Form 10-Q
period 2005-06-30
P&F INDUSTRIES INC
filed 2005-08-12
CIK 75340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005

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

YES  ☐    NO  ☒

As of August 12, 2005, there were 3,579,713 shares of the registrant’s Class A Common Stock outstanding.

P & F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Signature

Exhibit Index

i

PART I - FINANCIAL INFORMATION

Item 1.           Financial statements

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
CURRENT
Cash and cash equivalents	$2,433,357	$1,189,869
Accounts receivable - net	15,196,650	14,849,748
Notes and other receivables	1,204,627	1,735,383
Inventories - net	30,256,631	25,691,380
Deferred income taxes - net	1,070,000	1,070,000
Assets of discontinued operations	—	795,941
Prepaid expenses and other	1,576,672	1,383,414
TOTAL CURRENT ASSETS	51,737,937	46,715,735

PROPERTY AND EQUIPMENT
Land	1,246,938	1,246,938
Buildings and improvements	7,401,847	7,230,248
Machinery and equipment	12,215,693	12,127,511
	20,864,478	20,604,697
Less accumulated depreciation and amortization	11,676,568	11,064,240
NET PROPERTY AND EQUIPMENT	9,187,910	9,540,457

GOODWILL	23,235,788	22,877,021

OTHER INTANGIBLE ASSETS - net	9,242,333	9,794,833

ASSETS OF DISCONTINUED OPERATIONS	—	942,768

OTHER ASSETS - net	714,045	667,259

TOTAL ASSETS	$94,118,013	$90,538,073

See accompanying notes to consolidated condensed financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

(Continued)

	June 30, 2005	December 31, 2004
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$8,500,000	$4,000,000
Accounts payable	5,023,620	3,355,377
Income taxes payable	574,433	1,600,683
Accrued compensation	1,597,137	2,331,222
Other accrued liabilities	3,214,052	2,836,209
Current maturities of long-term debt	4,275,573	3,062,481
TOTAL CURRENT LIABILITIES	23,184,815	17,185,972

LONG-TERM DEBT, less current maturities	26,969,502	31,847,597

DEFERRED INCOME TAXES - net	241,000	337,000

TOTAL LIABILITIES	50,395,317	49,370,569

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares outstanding	—	—
Common stock:
Class A - $1 par; authorized - 7,000,000 shares; issued - 3,807,367 and 3,777,367 shares	3,807,367	3,777,367
Class B - $1 par; authorized - 2,000,000 shares; no shares issued or outstanding	—	—
Additional paid-in capital	8,902,555	8,718,450
Retained earnings	32,846,856	30,398,528
Treasury stock, at cost (230,154 and 223,736 shares)	(1,834,082)	(1,726,841)

TOTAL SHAREHOLDERS’ EQUITY	43,722,696	41,167,504

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$94,118,013	$90,538,073

See accompanying notes to consolidated condensed financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues	$30,891,335	$18,089,020	$58,198,183	$34,992,998
Cost of sales	21,018,215	11,714,223	39,890,312	23,163,214
Gross profit	9,873,120	6,374,797	18,307,871	11,829,784
Selling, general and administrative expenses	6,872,588	4,901,572	13,000,994	9,583,945
Operating income	3,000,532	1,473,225	5,306,877	2,245,839
Interest expense – net	502,433	138,560	928,915	260,433
Earnings from continuing operations before income taxes	2,498,099	1,334,665	4,377,962	1,985,406
Income taxes	1,073,000	526,000	1,844,000	772,000
Earnings from continuing operations before discontinued operations	1,425,099	808,665	2,533,962	1,213,406

Discontinued operations (net of taxes):
Earnings (loss) from operation of discontinued operations (net of tax benefit (expense) of $(31,000) and $80,000 for 2005 and $53,000 and $139,000 for 2004, respectively)	59,825	(104,291)	(156,866)	(272,466)
Gain on sale of discontinued operations (net of taxbenefits of $36,000)	—	—	71,232	—
Earnings (loss) from discontinued operations	59,825	(104,291)	(85,634)	(272,466)

Net earnings	$1,484,924	$704,374	$2,448,328	$940,940

Basic earnings (loss) per common share:
Continuing operations	$.40	$.23	$.71	$.35
Discontinued operations	.02	(.03)	(.02)	(.08)

Net earnings per common share - basic	$.42	$.20	$.69	$.27

Diluted earnings (loss) per common share:
Continuing operations	$.37	$.22	$.65	$.34
Discontinued operations	.01	(.03)	(.02)	(.08)

Net earnings per common share - diluted	$.38	$.19	$.63	$.26

Weighted average common shares outstanding:
Basic	3,568,209	3,517,755	3,564,088	3,516,601
Diluted	3,879,657	3,611,099	3,877,791	3,621,819

See accompanying notes to consolidated condensed financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

		Class A Common Stock, $1 par		Additional Paid-in	Retained	Treasury Stock
	Total	Shares	Amount	Capital	Earnings	Shares	Amount
Balance, January 1, 2005	$41,167,504	3,777,367	$3,777,367	$8,718,450	$30,398,528	(223,736)	$(1,726,841)
Net earnings	2,448,328	—	—	—	2,448,328	—	—
Issuance of class A common stock upon exercise of stock options	214,105	30,000	30,000	184,105	—	—	—
Shares surrendered as payment for exercise of stock options	(107,241)	—	—	—	—	(6,418)	(107,241)
Balance, June 30, 2005	$43,722,696	3,807,367	$3,807,367	$8,902,555	$32,846,856	(230,154)	$(1,834,082)

See accompanying notes to consolidated condensed financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$2,448,328	$940,940

Adjustments to reconcile net earnings to net cash provided by operating activities:
Loss from discontinued operations - net of taxes	156,866	—
Gain on sale of assets of discontinued operations - net of taxes	(71,232)	—
Non-cash charges and credits:
Depreciation and amortization	641,687	879,488
Amortization of other intangible assets	552,500	266,000
Amortization of other assets	3,000	6,967
Provision for losses on accounts receivable - net	7,772	22,858
Deferred income taxes - net	(96,000)	(97,000)
Loss on disposal of fixed assets	—	(9,570)
Changes in:
Accounts receivable	(354,674)	(65,649)
Notes and other receivables	1,488,402	—
Inventories	(4,565,251)	(420,284)
Prepaid expenses and other	(193,258)	93,402
Other assets	(49,786)	(152,303)
Accounts payable	1,668,243	1,086,496
Accruals and other	(1,562,954)	(1,113,559)

Total adjustments	(2,374,685)	496,846

Net cash provided by operating activities	73,643	1,437,786

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures	(293,318)	(649,900)
Purchase of certain assets, net of certain liabilities, of Woodmark International, L.P.	—	(27,160,000)
Additional payments for acquisition-related expenses	—	(816,784)
Proceeds from the sale of access division	880,069	—
Additional payments for purchase of Nationwide Industries, Inc.	(358,767)	(379,221)
Proceeds from the disposal of fixed assets	—	27,532

Net cash provided by (used in) investing activities	227,984	(28,978,373)

See accompanying notes to consolidated condensed financial statements (unaudited).

	Six months ended June 30,
	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short-term borrowings	$9,000,000	$8,000,000
Repayments of short-term borrowings	(4,500,000)	(6,000,000)
Proceeds from term loan	—	34,000,000
Repayments of term loan	(3,500,000)	(5,250,000)
Principal payments on mortgages	(165,003)	(172,335)
Proceeds from exercise of stock options	106,864	30,000

Net cash provided by financing activities	941,861	30,607,665

NET INCREASE IN CASH	1,243,488	3,067,078

CASH AT BEGINNING OF PERIOD	1,189,869	213,409

CASH AT END OF PERIOD	$2,433,357	$3,280,487

Supplemental disclosures of cash flow information:

Cash paid for:

Interest	$888,000	$299,000

Income taxes	$3,076,000	$1,037,000

Non-cash investing and financing activities were as follows:

In connection with the sale of certain assets of Green’s Access division, the Company received interest-bearing promissory notes of approximately $958,000, payable in varying amounts through November 2006.

During the six months ended June 30, 2005, the Company received 6,418 shares of Class A Common Stock in connection with the exercise of options to purchase 14,000 shares of Class A Common Stock. The value of these shares was recorded at $107,241.

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

P&F Industries, Inc. (“P&F”) conducts its business operations through its four wholly-owned subsidiaries: Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”), Countrywide Hardware, Inc. (“Countrywide”), Embassy Industries, Inc. (“Embassy”) and Green Manufacturing, Inc. (“Green”). P&F and its subsidiaries are herein referred to collectively as the “Company.” In addition, the words “we”, “our” and “us” refer to the Company.

Florida Pneumatic is engaged in the importation, manufacture and sale of pneumatic hand tools, primarily for the industrial, retail and automotive markets, and the importation and sale of compressor air filters. Florida Pneumatic also markets, through its Berkley Tool division (“Berkley”), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely-used brand of pipe cutting and threading machines. In addition, through its Franklin Manufacturing (“Franklin”) division, Florida Pneumatic imports a line of door and window hardware. Countrywide conducts its business operations through Nationwide Industries, Inc. (“Nationwide”) and through Woodmark International, L.P. (“Woodmark”), a limited partnership between P&F and Countrywide. Nationwide is an importer and manufacturer of door, window and fencing hardware. Woodmark is an importer of builders’ hardware, including staircase components and kitchen and bath hardware and accessories. Embassy is engaged in the manufacture and sale of baseboard heating products and the importation and sale of radiant heating systems. Green was primarily engaged in the manufacture, development and sale of heavy-duty welded custom designed hydraulic cylinders until it exited that business in December 2004 through the sale of certain assets. Green also manufactured a line of access equipment for the petro-chemical industry until it exited that business in February 2005 and a line of post hole digging equipment for the agricultural industry until it exited that business in July 2005. Green has effectively ceased all operating activities. (See Notes 6 and 12 regarding disposition of certain assets related to Green’s exit from the hydraulic cylinder, access equipment and agricultural equipment businesses.) Note 11 presents financial information for the segments of the Company’s business.

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

The results of operations for Green’s Hydraulic Cylinder and Access divisions have been segregated from continuing operations and are reflected on the consolidated condensed statements of earnings as discontinued operations.

The unaudited consolidated condensed balance sheet information as of December 31, 2004 was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as adjusted for discontinued operations. The interim financial statements contained herein should be read in conjunction with that Report.

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Numerator:
Numerator for basic and diluted earnings (loss) per common share:
Earnings from continuing operations	$1,425,099	$808,665	$2,533,962	$1,213,406
Discontinued operations, net of taxes	59,825	(104,291)	(85,634)	(272,466)

Net earnings	$1,484,924	$704,374	$2,448,328	$940,940

Denominator:
Denominator for basic earnings (loss) per share - weighted average common shares outstanding	3,568,209	3,517,755	3,564,088	3,516,601
Effect of dilutive securities:
Employee stock options	311,448	93,344	313,703	105,218
Denominator for diluted earnings (loss) per share - adjusted weighted average common shares and assumed conversions	3,879,657	3,611,099	3,877,791	3,621,819
Basic earnings (loss) per common share:
Continuing operations	$.40	$.23	$.71	$.35
Discontinued operations	.02	(.03)	(.02)	(.08)
Net earnings per common share - basic	$.42	$.20	$.69	$.27
Diluted earnings (loss) per common share:
Continuing operations	$.37	$.22	$.65	$.34
Discontinued operations	.01	(.03)	(.02)	(.08)
Net earnings per common share - diluted	$.38	$.19	$.63	$.26

There were outstanding at June 30, 2004 and during the three-month and six-month periods ended June 30, 2004 stock options whose exercise prices were higher than the average market values of the underlying Class A Common Stock for the period. These options are anti-dilutive and are excluded from the computation of earnings per share. There were no anti-dilutive stock options outstanding either at June 30, 2005 or during the three-month and six-month periods ended June 30, 2005. The weighted average anti-dilutive stock options outstanding were as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Weighted average anti-dilutive stock options outstanding	—	19,000	—	19,000

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

SFAS 123 requires the Company to provide pro forma information regarding net earnings and earnings per share as if compensation cost for its incentive stock option plan had been determined in accordance with the fair value method prescribed by SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. No options were granted, and there was no pro forma compensation expense, during the quarters ended June 30, 2005 and 2004.

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

The Company accounts for changes in the fair value of its foreign currency contracts by marking them to market and recognizing any resulting gains or losses through its statement of earnings. The Company also marks its yen-denominated payables to market, recognizing any resulting gains or losses in its statement of earnings. At June 30, 2005, the Company had foreign currency forward contracts, maturing in 2005, to purchase Japanese yen at contracted forward rates. The value of these contracts at June 30, 2005, based on that day’s closing spot rate, was approximately $3,073,000, which was the approximate value of the Company’s yen-denominated accounts payable. During the three month periods ended June 30, 2005 and

2004, the Company recorded in its selling, general and administrative expenses a net realized gain of approximately $12,000 and a net realized loss of approximately $14,000, respectively, on foreign currency transactions. During the six-month periods ended June 30, 2005 and 2004, the Company recorded in its selling, general and administrative expenses net realized losses of approximately $90,000 and $83,000, respectively, on foreign currency transactions. At June 30, 2005 and 2004, the Company had unrealized gains of $76,000 and $27,000 on foreign currency transactions.

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition through a cumulative adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the specific transition provisions of any existing or future accounting pronouncements. The adoption of this statement is not expected to have a material effect on our financial position or results of operations.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payments” (“SAB 107”). SAB 107 expresses views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based compensation for public companies. We are currently evaluating the adoption of SFAS 123R and the impact that this statement will have on our results of operations. We intend to apply the principles of SAB 107 in conjunction with our adoption of SFAS 123R.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Assets Retirements Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Furthermore, the uncertainty about the timing and or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 clarifies that an entity is required to recognize the liability for the fair value of a conditional asset obligation when incurred if the liability’s fair value can be reasonably estimated. The adoption of this statement is not expected to have a material effect on our financial position or results of operations. We intend to implement the provisions of this statement in the first quarter of 2006.

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

NOTE 6 - DISCONTINUED OPERATIONS

Green Manufacturing, Inc. – Access Division

Pursuant to an Asset Purchase Agreement (the “APA”), dated as of February 2, 2005, between Green and Benko Products, Inc. (“Benko”), Green sold certain of its assets comprising its Access Division (the “Division”) to Benko. The assets sold pursuant to the APA include, among others, certain machinery and equipment, accounts receivable (“Purchased Receivables”), inventory, intellectual property and other intangibles. Certain assets of the Division were retained by Green, including, but not limited to, certain of the Division’s accounts receivable existing at the consummation of the sale to Benko (the “Closing”).

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

Green Manufacturing, Inc. – Hydraulic Cylinder Division

In December 2004, pursuant to an Asset Purchase Agreement and other related documents (collectively, the “Agreement”), among P&F, Green and Rosenboom Machine & Tool, Inc. (“RMT”) (an unaffiliated third party), Green sold certain of its assets comprising its Hydraulic Cylinder Division to RMT. The assets sold pursuant to the Agreement include, among others, property, machinery and equipment, raw materials, work-in process inventory and certain intangibles. Green also sold the land and building in which the division was housed to RMT in connection with this transaction. Green received net cash proceeds of approximately $3,679,000 and a promissory note of approximately $686,000 at the closing. In addition, Green may receive additional consideration in the form of commissions through December 2009 based upon certain future sales by RMT. For the three- and six-month periods ended June 30, 2005, Green received approximately $119,000 and $227,000, respectively, in additional consideration. In addition, RMT agreed to hire all Green Hydraulic Cylinder Division employees in Bowling Green, Ohio and, as a result of the transaction, Green has effectively exited the hydraulic cylinder business.

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

The Company recognized a gain on the sale of these assets of approximately $88,000, net of taxes of $46,000, in the fourth quarter of 2004.

The following amounts related to Green’s Access division have been segregated from the Company’s continuing operations and are reported as assets of discontinued operations in the consolidated condensed balance sheets:

	June 30, 2005		December 31, 2004
	Current	Long-term	Current	Long-term
Assets of discontinued operations:
Accounts receivable and inventories	$—	$—	$796,000	$—
Property and equipment	—	—	—	943,000

Total assets of discontinued operations	$—	$—	$796,000	$943,000

The results of operations for Green’s Hydraulic Cylinder and Access divisions have been segregated from continuing operations and are reflected on the consolidated condensed statement of earnings as discontinued operations. Discontinued operations were approximately as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues	$—	$3,262,000	$180,000	$5,933,000

Earnings (loss) from operation of discontinued operations, before taxes	$91,000	$(157,000)	$(237,000)	$(411,000)
Income tax benefit (expense)	(31,000)	53,000	80,000	139,000
Earnings (loss) from operation of discontinued operations	60,000	(104,000)	(157,000)	(272,000)
Gain on sale of discontinued operations, before taxes	—	—	107,000	—
Income taxes	—	—	(36,000)	—
Gain on sale of discontinued operations	—	—	71,000	—
Earnings (loss) from discontinued operations	$60,000	$(104,000)	$(86,000)	$(272,000)

NOTE 7 - INVENTORIES

Inventories consist of:

	June 30,2005	December 31, 2004
Raw material	$3,175,823	$3,181,939
Work in process	606,575	476,174
Finished goods	26,474,233	22,033,267
	$30,256,631	$25,691,380

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill for the six months ended June 30, 2005 are as follows:

(In thousands)	Consolidated	Tools and other products	Hardware	Agricultural equipment	Heating products
Balance, January 1, 2005	$22,877	$2,326	$20,551	$—	$—
Additional payments for purchase of Nationwide Industries, Inc.	359	—	359	—	—
Balance, June 30, 2005	$23,236	$2,326	$20,910	$—	$—

In connection with Countrywide’s acquisition of all of the stock of Nationwide in 2002, the Company is liable for contingent earnout payments to Nationwide’s previous owner, in amounts equal to 30% of the excess of Nationwide’s earnings, before amortization of intangible assets, interest and taxes, over $2,500,000, for each of the five twelve-month periods subsequent to the acquisition date. These contingent earnout payments have been and will be treated as additions to goodwill. During 2005, the Company recorded net additions to goodwill of approximately $359,000, related to contingent earnout payments. In July 2005, the Company entered into a settlement agreement and amendment to purchase agreement with Nationwide’s previous owner regarding future contingent earnout payments. In connection therewith, the Company made a payment of $1,250,000 in full and final settlement of the remaining contingent earnout payments.

Other intangible assets were as follows:

	June 30, 2005		December 31, 2004
	Cost	Accumulated amortization	Cost	Accumulated amortization
Other intangible assets:
Customer relationships	$9,160,000	$1,687,334	$9,160,000	$1,255,334
Vendor relationship	890,000	89,000	890,000	44,500
Employment agreement	760,000	481,333	760,000	405,333
Trademark	690,000	—	690,000	—
Total	$11,500,000	$2,257,667	$11,500,000	$1,705,167

Amortization expense for intangible assets subject to amortization was as follows:

Three months ended June 30,		Six months ended June 30,
2005	2004	2005	2004
$276,250	$133,000	$552,500	$266,000

Amortization expense for each of the twelve-month periods ending June 30, through the twelve-month period ending June 30, 2010, is estimated to be as follows: 2006 - $1,105,000; 2007 - $1,016,000; 2008 - $573,000; 2009 - $573,000; and 2010 - $573,000. The weighted average amortization period for intangible assets was 11.3 years at June 30, 2005 and 11.6 years at December 31, 2004.

NOTE 9 - WARRANTY LIABILITY

Changes in the Company’s warranty liability, included in other accrued liabilities, were as follows:

	Six months ended June 30,
	2005	2004
Balance, beginning of period	$565,874	$210,989
Addition related to the Woodmark acquisition	—	131,796
Warranties issued and changes in estimated pre-existing warranties	292,881	581,805
Actual warranty costs incurred	(329,628)	(391,198)
Balance, end of period	$529,127	$533,392

NOTE 10 – CAPITAL STOCK TRANSACTIONS

During the six months ended June 30, 2005, the Company received 6,418 shares of Class A Common Stock in connection with the exercise of options to purchase 14,000 shares of Class A Common Stock. The value of these shares was recorded at $107,241.

NOTE 11 - BUSINESS SEGMENTS

The Company has organized its business into four reportable business segments: tools and other products, hardware, agricultural equipment and heating products. The Company is organized around these four distinct operating segments, each of which has very different end users. For reporting purposes, Florida Pneumatic and Franklin are combined in the “Tools and other products” segment, Woodmark and Nationwide are combined in the “Hardware” segment, Green represents the “Agricultural equipment” segment and Embassy represents the “Heating products” segment. The Franklin Manufacturing division, formerly included in the hardware segment, relocated its operations to Florida Pneumatic in the first quarter of 2005 and is now included in the “Tools and other products” segment. Prior period amounts have been reclassified to reflect this change. The primary reasons for taking this action were for, among other things, synergies between the companies in the retail channel, principally selling to the same significant customer, and other operational synergies. The Company evaluates segment performance based primarily on segment operating income.

The following presents financial information by segment for the three- and six-month periods ended June 30, 2005 and 2004. Segment operating income excludes general corporate expenses, interest expense and income taxes. Identifiable assets are those assets directly owned or utilized by the particular business segment.

(In Thousands)	Consolidated	Tools and other products	Hardware	Agricultural equipment	Heating products
Three months ended June 30, 2005
Revenues from unaffiliated customers	$30,891	$11,960	$16,170	$506	$2,255
Segment operating income (loss)	4,240	$869	$3,383	$30	$(42)
General corporate expense	(1,240)
Interest expense – net	(502)
Earnings from continuing operations before income taxes	$2,498

Segment assets	$90,802	$29,798	$53,202	$2,094	$5,708
Corporate assets	3,316
Total assets	$94,118

(In Thousands)	Consolidated	Tools and other products	Hardware	Agricultural equipment	Heating products
Three months ended June 30, 2004
Revenues from unaffiliated customers	$18,089	$9,643	$5,562	$472	$2,412
Segment operating income (loss)	2,365	$922	$1,399	$74	$(30)
General corporate expense	(892)
Interest expense – net	(138)
Earnings from continuing operations before income taxes	$1,335

Segment assets	$90,193	$25,094	$49,952	$9,329	$5,818
Corporate assets	3,683
Total assets	$93,876

(In Thousands)	Consolidated	Tools and other products	Hardware	Agricultural equipment	Heating products
Six months ended June 30, 2005
Revenues from unaffiliated customers	$58,198	$22,074	$30,380	$1,032	$4,712
Segment operating income (loss)	7,631	$1,908	$5,727	$96	$(100)
General corporate expense	(2,324)
Interest expense – net	(929)
Earnings from continuing operations before income taxes	$4,378

(In Thousands)	Consolidated	Tools and other products	Hardware	Agricultural equipment	Heating products
Six months ended June 30, 2004
Revenues from unaffiliated customers	$34,993	$20,281	$8,874	$921	$4,917
Segment operating income (loss)	4,147	$2,023	$1,996	$163	$(35)
General corporate expense	(1,902)
Interest expense – net	(260)
Earnings from continuing operations before income taxes	$1,985

NOTE 12 – SUBSEQUENT EVENT

Pursuant to an Asset Purchase Agreement (the “APA”), dated as of July 14, 2005, between Green and Benko Products, Inc. (“Benko”), Green sold certain of its assets comprising its Agricultural Products Division (the “Division”) to Benko. The assets sold pursuant to the APA include, among others, certain machinery and equipment, intellectual property and other intangibles. Certain assets of the Division were retained by Green, including, but not limited to, certain of the Division’s accounts receivable and inventories existing at the consummation of the sale to Benko (the “Closing”).

The purchase price paid by Benko in consideration for the assets acquired pursuant to the APA was $530,000, consisting of (a) a payment to Green at Closing of $225,000; (b) $25,000 payable pursuant to the terms of a Promissory Note (“Note 1”), dated July 14, 2005, payable in equal monthly amounts over a five (5) month period commencing as of the Closing; and (c) $280,000 payable pursuant to the terms of a Promissory Note (collectively with Note 1, the “Notes”), dated July 14, 2005, payable in equal monthly amounts over a four (4) year period commencing as of the Closing. In addition, Benko assumed certain of Green’s contractual obligations. The obligations of Benko under the APA and the Notes are guaranteed by each of a principal shareholder and an affiliate of Benko, and partially secured by certain collateral.

In connection with the transaction, Green and Benko entered into an agreement which provides for Benko to purchase from Green 100% of Benko’s requirements for products of the type that constitute part of Green’s inventory of raw materials and finished goods as of the acquisition date with all purchases by Benko being binding and non-cancelable at pre-established prices. The term is for a period of one year from the acquisition date. Benko shall maintain for the benefit of Green the insurance policy insuring the finished goods inventory and will bear the entire risk of loss, theft, destruction or any damage to the inventory. Benko will also be responsible for all recordkeeping with respect to the inventory. Within 5 days of the expiration of the term, Benko is obligated to provide Green with a list of all unpurchased inventory and return such inventory to Green. Based on the terms of the agreement, Green has effectively entered into an arrangement which provides for a transfer of its inventory to Benko prior to payment, as if it had been sold to Benko, with Green recording it as an other current receivable (based on the cost of the inventory, which approximated $373,000) in the third quarter of 2005. This treatment is based on the fact that Green has effectively transferred control of the inventory to Benko. Benko’s employees maintain control of the inventory as it is located on Benko’s premises and also bears risk of loss, theft, destruction or any damage to the inventory. Also, all purchases by Benko are binding and non-cancelable at pre-established prices with Benko being Green’s only customer for the one-year period.

The Company expects to record a gain on the sale of these assets of approximately $500,000 in the third quarter of 2005.

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

•  The Company’s ability to maintain mutually beneficial relationships with key customers. The Company has several significant customers, including two customers that, in the aggregate, constituted approximately 26% of its consolidated revenues for the six-month period ended June 30, 2005. The loss of either of these significant customers or a material negative change in the Company’s relationships with these significant customers could have an adverse effect on its financial position and results of operations.

•  Adverse changes in currency exchange rates or raw material commodity prices. A significant amount of the Company’s products are manufactured outside the United States and purchased in the local currency. As a result, the Company is exposed to movements in the exchange rates of various currencies against the United States dollar. The Company believes its most significant foreign currency exposures are the Japanese yen, the Taiwan dollar, and, to a lesser extent, the euro. In addition, the Company purchases a significant amount of products from China for which it pays in U.S. dollars. As a result of the recent and potential future revaluations of the Chinese renminbi, the Company may have additional adverse exposure related to the price of future purchases.

•  Unforeseen inventory adjustments or changes in purchasing patterns by major customers and the resultant impact on manufacturing volumes and inventory levels. The Company makes its purchasing decisions based upon a number of factors including an assessment of market needs and preferences, manufacturing lead times and cash flow considerations. To the extent that the Company’s assumptions result in inventory levels being too high or too low, there could be a negative impact on its financial position and results of operations. During the second quarter of 2005, one of the Company’s significant customers decreased its purchasing levels in order to reduce its overall inventory levels. This pattern, which we expect to continue through fiscal 2005, is expected to increase our inventory in the near term and decrease revenues and related profits from that customer. We are unable at this time, however, to quantify the impact on our financial position and results of operations.

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

Business

P&F Industries, Inc. (“P&F”) is a Delaware corporation incorporated on April 19, 1963. P&F conducts its business operations through its four wholly-owned subsidiaries: Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”), Countrywide Hardware, Inc. (“Countrywide”), Embassy Industries, Inc. (“Embassy”) and Green Manufacturing, Inc. (“Green”). P&F Industries, Inc. and its subsidiaries are herein referred to collectively as the “Company.”

Florida Pneumatic is engaged in the importation, manufacture and sale of pneumatic hand tools, primarily for the industrial, retail and automotive markets, and the importation and sale of compressor air filters. Florida Pneumatic also markets, through its Berkley Tool division (“Berkley”), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely-used brand of pipe cutting and threading machines. In addition, through its Franklin Manufacturing (“Franklin”) division, Florida Pneumatic imports a line of door and window hardware. Countrywide conducts its business operations through Nationwide Industries, Inc. (“Nationwide”), its wholly-owned subsidiary, and through Woodmark International, L.P. (“Woodmark”), a limited partnership owned by P&F and Countrywide. Nationwide is an importer and manufacturer of door, window and fencing hardware. Woodmark is an importer of builders’ hardware, including staircase components and kitchen and bath hardware and accessories. Embassy is engaged in the manufacture and sale of baseboard heating products and the importation and sale of radiant heating systems and boilers. Green was primarily engaged in the manufacture, development and sale of heavy-duty welded custom designed hydraulic cylinders until it exited that business in December 2004 through the sale of certain assets. Green also manufactured a line of access equipment for the petro-chemical industry until it exited that business in February 2005 and a line of post hole digging equipment for the agricultural industry until it exited that business in July 2005. (See Notes 6 and 12 to the Notes to Consolidated Condensed Financial Statements regarding disposition of certain assets related to Green’s exit from the hydraulic cylinder, access equipment and agricultural equipment businesses.) Note 11 to the Notes to Consolidated Condensed Financial Statements presents financial information for the segments of the Company’s business.

Overview

On June 30, 2004, Woodmark acquired certain assets comprising the business of the former Woodmark International L.P. and its wholly-owned subsidiary, the former Stair House, Inc., and assumed certain related liabilities. The Company’s consolidated results of operations include the results of operations for Woodmark for the six months ended June 30, 2005 within its hardware business segment. In addition, the Company’s consolidated results of operations present Green’s hydraulic cylinder and access divisions as discontinued operations.

Consolidated revenues for the quarter ended June 30, 2005 increased $12,802,000, or 70.8%, from $18,089,000 to $30,891,000. Revenues increased at three of the four subsidiaries, with the greatest increase at Countrywide, which includes revenues at Woodmark and Nationwide. Woodmark, which was acquired by the Company on June 30, 2004, had second quarter revenues of $9,919,000 and Nationwide reported a $701,000, or 12.6%, increase in revenues. Revenues at Florida Pneumatic increased $2,317,000, or 24.0%, from the comparable prior-year period primarily due to the certain retail promotions in the period and increases from new product introductions, offset by a decrease in base sales. There was a $157,000, or 6.5%, decrease in revenues at Embassy. Gross profit increased for the quarter, due primarily to increased revenues. Gross profit increases were offset, in part, due to increases in the cost of raw materials and the cost of imported product due to the weakening of the U.S. dollar versus the yen and Taiwan dollar compared to the prior-year period. Consolidated earnings from continuing operations increased $616,000, or 76.2%, from $809,000 to $1,425,000 for the quarter ended June 30, 2005.

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

As part of the acquisition, the Company recorded approximately $8,840,000 in other identifiable intangible assets, principally related to the value of customer relationships, and approximately $12,675,000 of goodwill through June 30, 2005.

DISCONTINUED OPERATIONS

Green Manufacturing, Inc. – Agricultural Division

Pursuant to an Asset Purchase Agreement (the “APA”), dated as of July 14, 2005, between Green and Benko Products, Inc. (“Benko”), Green sold certain of its assets comprising its Agricultural Products Division (the “Division”) to Benko. The assets sold pursuant to the APA include, among others, certain machinery and equipment, intellectual property and other intangibles. Certain assets of the Division were retained by Green, including, but not limited to, certain of the Division’s accounts receivable and inventories existing at the consummation of the sale to Benko (the “Closing”).

The purchase price paid by Benko in consideration for the assets acquired pursuant to the APA was $530,000, consisting of (a) a payment to Green at Closing of $225,000; (b) $25,000 payable pursuant to the terms of a Promissory Note (“Note 1”), dated July 14, 2005, payable in equal monthly amounts over a five (5) month period commencing as of the Closing; and (c) $280,000 payable pursuant to the terms of a Promissory Note (collectively with Note 1, the “Notes”), dated July 14, 2005, payable in equal monthly amounts over a four (4) year period commencing as of the Closing. In addition, Benko assumed certain of Green’s contractual obligations. The obligations of Benko under the APA and the Notes are guaranteed by each of a principal shareholder and an affiliate of Benko, and partially secured by certain collateral.

In connection with the transaction, Green and Benko entered into an agreement which provides for Benko to purchase from Green 100% of Benko’s requirements for products of the type that constitute part of Green’s inventory of raw materials and finished goods as of the acquisition date with all purchases by Benko being binding and non-cancelable at pre-established prices. The term is for a period of one year from the acquisition date. Benko shall maintain for the benefit of Green the insurance policy insuring the finished goods inventory and will bear the entire risk of loss, theft, destruction or any damage to the inventory. Benko will also be responsible for all recordkeeping with respect to the inventory. Within 5 days of the expiration of the term, Benko is obligated to provide Green with a list of all unpurchased inventory and return such inventory to Green. Based on the terms of the agreement, Green has effectively entered into an arrangement which provides for a transfer of its inventory to Benko prior to payment, as if it had been sold to Benko, with Green recording it as an other current receivable (based on the cost of the inventory, which approximated $373,000) in the third quarter of 2005. This treatment is based on the fact that Green has effectively transferred control of the inventory to Benko. Benko’s employees maintain control of the inventory as it is located on Benko’s premises and also bears risk of loss, theft, destruction or any damage to the inventory. Also, all purchases by Benko are binding and non-cancelable at pre-established prices with Benko being Green’s only customer for the one-year period.

Green has effectively ceased all operating activities. The Company expects to record a gain on the sale of these assets of approximately $500,000 in the third quarter of 2005.

Green Manufacturing, Inc. – Access Division

Pursuant to an Asset Purchase Agreement (the “APA”), dated as of February 2, 2005, between Green and Benko Products, Inc. (“Benko”), Green sold certain of its assets comprising its Access Division (the “Division”) to Benko. The assets sold pursuant to the APA include, among others, certain machinery and equipment, accounts receivable (“Purchased Receivables”), inventory, intellectual property and other intangibles. Certain assets of the Division were retained by Green, including, but not limited to, certain of the Division’s accounts receivable existing at the consummation of the sale to Benko (the “Closing”).

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

Green Manufacturing, Inc. – Hydraulic Cylinder Division

In December 2004, pursuant to an Asset Purchase Agreement and other related documents (collectively, the “Agreement”), among P&F, Green and Rosenboom Machine & Tool, Inc. (“RMT”) (an unaffiliated third party), Green sold certain of its assets comprising its Hydraulic Cylinder Division to RMT. The assets sold pursuant to the Agreement include, among others, property, machinery and equipment, raw materials, work-in process inventory and certain intangibles. Green also sold the land and building in which the division was housed to RMT in connection with this transaction. Green received net cash proceeds of approximately $3,679,000 and a promissory note of approximately $686,000 at the closing. In addition, Green may receive additional consideration in the form of commissions through December 2009 based upon certain future sales by RMT. For the three- and six-month periods ended June 30, 2005, Green received approximately $119,000 and $227,000, respectively, in additional consideration. In addition, RMT has agreed to hire all Green Hydraulic Cylinder Division employees in Bowling Green, Ohio and, as a result of the transaction, Green has effectively exited the hydraulic cylinder business.

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

The Company recognized a gain on the sale of these assets of approximately $88,000, net of taxes of $46,000, in the fourth quarter of 2004.

The following amounts related to Green’s Access division have been segregated from the Company’s continuing operations and are reported as assets of discontinued operations in the consolidated condensed balance sheets:

	June 30, 2005		December 31, 2004
	Current	Long-term	Current	Long-term
Assets of discontinued operations:
Accounts receivable and inventories	$—	$—	$796,000	$—
Property and equipment	—	—	—	943,000

Total assets of discontinued operations	$—	$—	$796,000	$943,000

The results of operations for Green’s Hydraulic Cylinder and Access divisions have been segregated from continuing operations and are reflected on the consolidated condensed statement of earnings as discontinued operations. Discontinued operations were approximately as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues	$—	$3,262,000	$180,000	$5,933,000

Earnings (loss) from operation of discontinued operations, before taxes	$91,000	$(157,000)	$(237,000)	$(411,000)
Income tax benefit (expense)	(31,000)	53,000	80,000	139,000
Earnings (loss) from operation of discontinued operations	60,000	(104,000)	(157,000)	(272,000)
Gain on sale of discontinued operations, before taxes	—	—	107,000	—
Income taxes	—	—	(36,000)	—
Gain on sale of discontinued operations	—	—	71,000	—
Earnings (loss) from discontinued operations	$60,000	$(104,000)	$(86,000)	$(272,000)

RESULTS OF OPERATIONS

Quarters ended June 30, 2005 and June 30, 2004

Revenues

Revenues for the quarters ended June 30, 2005 and 2004 were approximately as follows:

Three months ended June 30,	Consolidated	Tools and other products	Hardware	Agricultural equipment	Heating products
2005	$30,891,000	$11,960,000	$16,170,000	$506,000	$2,255,000

2004	$18,089,000	$9,643,000	$5,562,000	$472,000	$2,412,000

% increase (decrease)	70.8%	24.0%	190.7%	7.2%	(6.5)%

Revenues from tools and other products increased due primarily to approximately $2,791,000 in retail promotions in the period, as well as an increase of approximately $798,000 related to new product introductions, offset by a decrease in base sales of approximately $1,159,000. Base sales decreased as a result of decreased purchasing activity of approximately $587,000 from a significant customer as part of a program to reduce its overall inventory levels, as well as a decrease in automotive revenues of approximately $190,000. Revenues from our automotive customers have decreased due primarily to the lack of inventory-stocking accounts that were obtained in 2004, as well as no significant new product introductions in this area in 2005. In addition, the Franklin Manufacturing division, formerly included in the hardware segment, relocated its operations to Florida Pneumatic in the first quarter of 2005 and is now included in the “Tools and other products” segment. Prior period amounts have been reclassified to reflect this change. The primary reasons for taking this action were for, among other things, synergies between the companies in the retail channel, principally selling to the same significant customer, and other operational synergies. Selling prices of pneumatic tools and related equipment were unchanged.

Revenues from hardware increased significantly as a result of the acquisition of Woodmark, which recorded approximately $9,919,000 in revenues during the second quarter of 2005. Revenues from the sale of staircase components continue to increase, benefiting from strong new housing starts. These revenues have more than offset weakness in demand for our kitchen and bath products sold into the mobile home and remodeling markets. Moreover, Nationwide’s revenues increased by approximately $701,000, or 12.6%, primarily attributable to an increase of approximately $264,000 in sales of fencing products, and increases in our OEM and patio hardware products of $284,000, or 26.2%, and $153,000, or 19.4%, respectively, which were due primarily to the addition of new OEM customers and to greater sale of patio products resulting from reconstruction following the hurricanes in Florida last year.

Revenues from agricultural equipment increased primarily due to the addition of a new customer.

Revenues from heating products decreased $157,000, or 6.5%, for the quarterly period. Revenues from baseboard products did not increase despite increases in housing starts, especially in the northeast. This was due primarily to decreased construction activity in the New York City area, which represents a significant market for us. In addition, certain customers bought inventory ahead of the price increases that were instituted late in the first quarter. Our boiler sales increased due to the timing of certain jobs and we remain actively engaged in the bidding process for several large projects, the nature of which can cause revenues to fluctuate quarter to quarter. Selling prices of certain baseboard heating products and boilers were increased late in the first quarter to offset rising costs of materials. Such price increases, which averaged approximately 7%, impacted revenues reported in the period by approximately $150,000.

All revenues are generated in U.S. dollars and are not impacted by changes in foreign currency exchange rates.

Gross Profits

Gross profits for the quarters ended June 30, 2005 and 2004 were approximately as follows:

Three months ended June 30,	Consolidated	Tools and other products	Hardware	Agricultural equipment	Heating products
2005	$9,873,000	$3,326,000	$5,806,000	$78,000	$663,000
	32.0%	27.8%	35.9%	15.5%	29.4%

2004	$6,375,000	$3,358,000	$2,257,000	$86,000	$674,000
	35.2%	34.8%	40.6%	18.3%	28.0%

The decrease in the gross profit percentage from tools and other products was due primarily to the impact of lower margins related to retail promotional sales, as well as the weakness of the U.S. dollar in relation to the Japanese yen and the Taiwan dollar compared to the prior-year period. The decrease in the gross profit percentage from hardware was due primarily to the inclusion of Woodmark, whose gross profit percentage of approximately 31.8% was less than this segment’s comparable prior-year period average. The gross profit percentage for Nationwide, the other company in the hardware segment was 40.2% for the second quarter of 2005. The decrease in the gross profit percentage from agricultural equipment was due primarily to increases in raw material costs which were not able to be recovered through increased selling prices, as well as increased costs associated with the temporary outsourcing of our manufactured products. The increase in the gross profit percentage from heating products was due primarily to a favorable product mix and the impact of an increase in certain selling prices late in the first quarter which partially offset increases in steel and other raw material costs.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative (“SG&A”) expenses increased $1,971,000, or 40.2%, from approximately $4,902,000 to approximately $6,873,000. SG&A expenses increased due primarily to the inclusion of $1,503,000 of expenses related to Woodmark, increased compensation of approximately $286,000 tied to higher profitability and increases related to professional fees, mainly related to corporate compliance and reporting requirements, increased personnel-related expenses resulting from increasing revenues, offset by a reduction in certain warranty expenses. However, due to increases in revenues and considering that certain SG&A expenses are fixed, SG&A expenses as a percentage of revenues decreased from 27.1% to 22.2%.

Interest - Net

Net interest expense increased $363,000, or 263%, from approximately $139,000 to approximately $502,000, due primarily to the amounts borrowed under the Company’s term loan facility to finance the Woodmark acquisition transaction on June 30, 2004, as well as the issuance and assumption of certain notes related thereto. Interest expense on borrowings under the term loan facility increased by approximately $249,000 and interest expense on the acquisition-related notes approximated $34,000. Interest expense on borrowings under the Company’s revolving credit loan facility increased by approximately $73,000, as a result of both higher average borrowings and higher average interest rates.

Taxes on Income

The effective tax rates applicable to earnings from continuing operations for the quarters ended June 30, 2005 and 2004 were 43.0% and 39.4%, respectively. The increase in the effective tax rate was due primarily to an increase in expenses that are not deductible for tax purposes.

Six-month periods ended June 30, 2005 and June 30, 2004

Revenues

Revenues for the six-month periods ended June 30, 2005 and 2004 were approximately as follows:

Six months ended June 30,	Consolidated	Tools and other products	Hardware	Agricultural equipment	Heating products
2005	$58,198,000	$22,074,000	$30,380,000	$1,032,000	$4,712,000

2004	$34,993,000	$20,281,000	$8,874,000	$921,000	$4,917,000

% increase (decrease)	66.3%	8.8%	242.3%	12.0%	(4.2)%

Revenues from tools and other products increased due primarily to approximately $1,829,000 in incremental retail promotions during the six-month period, as well as an increase of approximately $1,801,000 related to new product introductions, offset by a decrease in base sales of approximately $1,405,000 and the loss of a significant customer in late 2003. Base sales decreased as a result of decreased purchasing activity of approximately $830,000 from a significant customer as part of a program to reduce its overall inventory levels, as well as a decrease in automotive revenues of approximately $286,000. Revenues from our automotive customers have decreased due primarily to the lack of inventory-stocking accounts that were obtained in 2004, as well as no significant new product introductions in this area in 2005. In addition, the Franklin Manufacturing division, formerly included in the hardware segment, relocated its operations to Florida Pneumatic in the first quarter of 2005 and is now included in the “Tools and other products” segment. Prior period amounts have been reclassified to reflect this change. The primary reasons for taking this action were for, among other things, synergies between the companies in the retail channel, principally selling to the same significant customer, and other operational synergies. Selling prices of pneumatic tools and related equipment were unchanged.

Revenues from hardware increased significantly as a result of the acquisition of Woodmark, which recorded approximately $19,910,000 in revenues during the first half of 2005. Revenues from the sale of staircase components continue to increase, benefiting from strong new housing starts. These revenues have more than offset weakness in demand for our kitchen and bath products sold into the mobile home and remodeling markets. Moreover, Nationwide’s revenues increased by approximately $1,624,000, or 18.4%, primarily attributable to an increase of approximately $709,000 in sales of fencing products, and increases in our OEM and patio hardware products of $642,000, or 32.7%, and $273,000, or 16.5%, respectively, which were due primarily to the addition of new OEM customers and to greater sale of patio products resulting from reconstruction following the hurricanes in Florida last year.

Revenues from agricultural equipment increased primarily due to the addition of a new customer.

Revenues from heating products decreased $205,000 for the six-month period ended June 30, 2005. Revenues from baseboard products did not increase despite increases in housing starts, especially in the northeast. This was due primarily to decreased construction activity in the New York City area during the second quarter of 2005, which represents a significant market for us. Sales of our other heating products, including boilers, were also below comparable prior-period levels. However, we have actively engaged in the bidding process for several large projects, the nature of which can cause revenues to fluctuate quarter to quarter. Selling prices of certain baseboard heating products and boilers were increased late in the first quarter to offset rising costs of materials. Such price increases, which averaged approximately 7%, impacted revenues reported in the period by approximately $150,000.

All revenues are generated in U.S. dollars and are not impacted by changes in foreign currency exchange rates.

Gross Profits

Gross profits for the six-month periods ended June 30, 2005 and 2004 were approximately as follows:

Six months ended June 30,	Consolidated	Tools and other products	Hardware	Agricultural equipment	Heating products
2005	$18,308,000	$6,467,000	$10,380,000	$169,000	$1,292,000
	31.5%	29.3%	34.2%	16.3%	27.4%

2004	$11,830,000	$6,756,000	$3,479,000	$191,000	$1,404,000
	33.8%	33.3%	39.2%	20.7%	28.6%

The decrease in the gross profit percentage from tools and other products was due primarily to the impact of lower margins related to retail promotional sales, as well as the weakness of the U.S. dollar in relation to the Japanese yen and the Taiwan dollar compared to the prior-year period. The decrease in the gross profit percentage from hardware was due primarily to the inclusion of Woodmark, whose gross profit percentage of approximately 33.2% was less than this segment’s comparable prior-year period average. The gross profit percentage for Nationwide, the other company in the hardware segment was 38.7%. The decrease in the gross profit percentage from agricultural equipment was due primarily to increases in raw material costs which were not able to be recovered through increased selling prices, as well as increased costs associated with the temporary outsourcing of our manufactured products. The decrease in the gross profit percentage from heating products was due primarily to increases in steel and other raw material costs, prompting an increase in certain selling prices late in the first quarter.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased $3,417,000, or 35.7%, from approximately $9,584,000 to approximately $13,001,000. SG&A expenses increased due primarily to the inclusion of $2,947,000 of expenses related to Woodmark, increased compensation of approximately $499,000 tied to higher profitability and increases related to professional fees, mainly related to corporate compliance and reporting requirements, increased personnel-related expenses resulting from increasing revenues, offset by a reduction in certain warranty expenses and certain non-recurring legal expenses that were incurred in the prior year. However, due to increases in revenues and considering that certain SG&A expenses are fixed, SG&A expenses as a percentage of revenues decreased from 27.4% to 22.3%.

Interest - Net

Net interest expense increased $669,000, or 257%, from approximately $260,000 to approximately $929,000, due primarily to the amounts borrowed under the Company’s term loan facility to finance the Woodmark acquisition transaction on June 30, 2004, as well as the issuance and assumption of certain notes related thereto. Interest expense on borrowings under the term loan facility increased by approximately $482,000 and interest expense on the acquisition-related notes approximated $67,000. Interest expense on borrowings under the Company’s revolving credit loan facility increased by approximately $105,000, as a result of both higher average borrowings and higher average interest rates.

Taxes on Income

The effective tax rates applicable to earnings from continuing operations for the six months ended June 30, 2005 and 2004 were 42.1% and 38.9%, respectively. The increase in the effective tax rate was due primarily to an increase in expenses that are not deductible for tax purposes.

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

The Company gauges its liquidity and financial stability by the measurements shown in the following table (dollar amounts in thousands):

	June 30, 2005	December 31, 2004
Working Capital	$28,553	$29,530
Current Ratio	2.23 to 1	2.72 to 1
Shareholders’ Equity	$43,723	$41,168

Cash increased $1,243,000, from $1,190,000 as of December 31, 2004 to $2,433,000, as of June 30, 2005. The Company’s debt levels increased, from $38,910,000 at December 31, 2004 to $39,745,000 at June 30, 2005, primarily to fund working capital needs. The Company’s total percent of debt to total book capitalization decreased from 48.6% at December 31, 2004 to 47.6% at June 30, 2005.

In connection with Countrywide’s acquisition of all of the stock of Nationwide in 2002, the Company is liable for contingent earnout payments to Nationwide’s previous owner, in amounts equal to 30% of the excess of Nationwide’s earnings, before amortization of intangible assets, interest and taxes, over $2,500,000, for each of the five twelve-month periods subsequent to the acquisition date. These contingent earnout payments have been and will be treated as additions to goodwill. During the first half of 2005, the Company recorded net additions to goodwill of approximately $359,000, related to contingent earnout payments. In July 2005, the Company entered into a settlement agreement and amendment to purchase agreement with Nationwide’s previous owner regarding future contingent earnout payments. In connection therewith, the Company made a payment of $1,250,000 in full and final settlement of the remaining contingent earnout payments. (See Note 8 to the Notes to Consolidated Condensed Financial Statements.)

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

Cash provided by operating activities was approximately $74,000 and $1,438,000 for the six-month periods ended June 30, 2005 and 2004, respectively. The Company believes that cash on hand derived from operations and cash available through borrowings under its credit facilities will be sufficient to allow the Company to meet its foreseeable working capital needs.

During the first half of 2005, gross accounts receivable increased by approximately $355,000 in the aggregate. Increases (decreases) were approximately $1,548,000, $(1,715,000), $802,000 and $(280,000) at Countrywide, Green, Florida Pneumatic and Embassy, respectively. These changes were all primarily related to the respective companies’ sales volume for the period, with the exception of Green, whose reduction was principally related to the collection of outstanding accounts receivable from the discontinued operations of its hydraulic cylinder and access equipment divisions.

During the first half of 2005, inventories increased by approximately $4,565,000 in the aggregate. Increases (decreases) were approximately $4,245,000, $122,000, $261,000 and $(63,000) at Florida Pneumatic, Countrywide, Embassy and Green, respectively. The increase in inventories at Florida Pneumatic was due primarily to the stocking of inventory related to anticipated sales promotions with its two major customers. Overall, inventory levels fluctuate quarter-to-quarter due to the timing of purchases, actual sales and anticipated sales levels.

During the first half of 2005, short-term borrowings increased by $4,500,000, primarily to fund working capital needs.

During the first half of 2005, accounts payable increased by approximately $1,668,000 in the aggregate. Increases (decreases) were approximately $1,651,000, $81,000, $(85,000) and $21,000 at Florida Pneumatic, Countrywide, Embassy and Green, respectively. These changes were all due primarily to the timing of payments associated with inventory purchases.

On June 30, 2004, in conjunction with the Woodmark acquisition transaction, the Company entered into a credit agreement with Citibank and another bank. This agreement provides the Company with various credit facilities, including revolving credit loans, term loans for acquisitions and a foreign exchange line. The credit agreement is subject to annual review by the banks. An amendment to the credit agreement, dated June 24, 2005, extended the term of the agreement through June 30, 2006.

The revolving credit loan facility provides a maximum of $12,000,000, with various sublimits, for direct borrowings, letters of credit, bankers’ acceptances and equipment loans. There are no commitment fees for any unused portion of this credit facility. At June 30, 2005, there was $8,500,000 outstanding against the revolving credit loan facility, and there were no open letters of credit.

The term loan facility provides a maximum commitment of $34,000,000 to finance acquisitions subject to the approval of the lending banks. There are no commitment fees for any unused portion of this credit facility. The Company borrowed $29,000,000 against this facility to finance the Woodmark acquisition transaction, and there was $23,500,000 outstanding against the term loan facility at June 30, 2005.

The foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding under the foreign exchange line at June 30, 2005, based on that day’s closing spot rate, was approximately $3,073,000.

Under its credit agreement, the Company is required to adhere to certain financial covenants. Certain of the Company’s mortgage agreements also require the Company to adhere to certain financial covenants. At June 30, 2005, the Company was in compliance with all of these covenants.

Capital spending for the six-month periods ending June 30, 2005 and 2004 was approximately $293,000 and $650,000, respectively, which amounts were provided from working capital. Capital expenditures for the balance of fiscal 2005 are expected to be approximately $400,000, some of which may be financed through the Company’s credit facilities. Included in the expected total for 2005 are capital expenditures relating to new products, expansion of existing product lines and replacement of equipment.

OFF-BALANCE SHEET ARRANGEMENTS

The Company’s foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of foreign currencies needed for payments to foreign suppliers. The Company has not purchased forward contracts on New Taiwan dollars or euros. The total amount of foreign currency forward contracts outstanding at June 30, 2005, based on that day’s closing spot rate, was approximately $3,073,000.

The Company, through Florida Pneumatic, imports a significant amount of its purchases from Japan, with payment due in Japanese yen. As a result, the Company is subject to the effects of foreign currency exchange fluctuations. The Company uses a variety of techniques to protect itself from any adverse effects from these fluctuations, including increasing its selling prices, obtaining price reductions from its overseas suppliers, using alternative supplier sources and entering into foreign currency forward contracts. The increase in the strength of the Japanese yen versus the U.S. dollar from 2004 to 2005 had a negative effect on the Company’s results of operations and its financial position. Since December 31, 2004, the relative value of the U.S dollar in relation to the Japanese yen has increased, particularly in the second quarter. There can be no assurance as to the future trend of this value. (See “Item 3 - Quantitative and Qualitative Disclosures About Market Risk.”)

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

The Company accounts for changes in the fair value of its foreign currency contracts by marking them to market and recognizing any resulting gains or losses through its statement of operations. The Company also marks its yen-denominated payables to market, recognizing any resulting gains or losses in its statement of operations. At June 30, 2005, the Company had foreign currency forward contracts, maturing in 2005, to purchase Japanese yen at contracted forward rates. The value of these contracts at June 30, 2005, based on that day’s closing spot rate, was approximately $3,073,000, which was the approximate value of the Company’s corresponding yen-denominated accounts payable. During the three month periods ended June 30, 2005 and 2004, the Company recorded in its selling, general and administrative expenses a net realized gain of approximately $12,000 and a net realized loss of approximately $14,000, respectively, on foreign currency transactions. During the six-month periods ended June 30, 2005 and 2004, the Company recorded in its selling, general and administrative expenses net realized losses of approximately $90,000 and $83,000, respectively, on foreign currency transactions. At June 30, 2005 and 2004, the Company had unrealized gains of $76,000 and $27,000 on foreign currency transactions.

The potential loss in value of the Company’s net investment in foreign currency forward contracts resulting from a hypothetical 10 percent adverse change in foreign currency exchange rates at June 30, 2005 was approximately $355,000.

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and short-term debt, approximate fair value as of June 30, 2005 because of the relatively short-term maturity of these financial instruments. The carrying amounts reported for long-term debt approximate fair value as of June 30, 2005 because, in general, the interest rates underlying the instruments fluctuate with market rates.

Item 4.                                                           Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed, under the supervision of, and with the participation of, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities and Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were adequate and effective, as of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (this “Report”), in timely alerting them to all material information relating to the Company and its consolidated subsidiaries that is required to be included in this Report.

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

None.

Item 3.                                                           Defaults Upon Senior Securities

None.

Item 4.                                                           Submission of Matters to a Vote of Security Holders

On May 25, 2005, the Registrant held its Annual Meeting of Stockholders, at which one proposal, the Election of Directors, was voted upon.

The following persons were duly elected to serve, subject to the Company’s Bylaws, as directors of the Registrant until the 2008 Annual Meeting of Stockholders, or until the election and qualification of their successor(s):

Name of Director	Votes in favor	Votes against	Votes abstained
Robert L. Dubofsky	2,620,142	705,081	0
Mitchell A. Solomon	2,970,785	354,438	0
Marc A. Utay	2,973,211	352,012	0

The terms of office of Richard A. Horowitz, Alan I. Goldberg, Robert M. Steinberg, Jeffrey D. Franklin, Sidney Horowitz and Dennis Kalick as directors of the Registrant continued after the Annual Meeting of Stockholders.

There were no broker non-votes pertaining to this proposal.

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

P & F INDUSTRIES, INC.
(Registrant)

	By	/s/ Joseph A. Molino, Jr.
Joseph A. Molino, Jr.
Vice President
Dated: August 12, 2005	(Principal Financial Officer)

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit

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

2.3	Settlement Agreement and Amendment to Stock Purchase Agreement, dated as of July 22, 2005, by and between Mark C. Weldon and the Registrant (Filed herein).

2.4

Contract for Purchase and Sale, dated as of May 1, 2002, between W.I. Commercial Properties, Inc., a Florida corporation, and Countrywide Hardware, Inc., a Delaware corporation (Incorporated by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

2.5

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

2.6

Asset Purchase Agreement, dated December 13, 2004, among Rosenboom Machine & Tool, Inc., Green Manufacturing, Inc. and P&F Industries, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated December 16, 2004, and amended March 4, 2005). Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish, supplementally, a copy of any exhibit or schedule omitted from the Asset Purchase Agreement to the Commission upon request.

2.7	Amendment to Asset Purchase Agreement, dated June 8, 2005, among Rosenboom Machine & Tool, Inc. and Green Manufacturing, Inc. (Filed herein).

2.8

Asset Purchase Agreement, dated as of February 2, 2005, between Green Manufacturing, Inc. and Benko Products, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated February 3, 2005). Pursuant to Item 601(b)(2) of

Regulation S-K, the Registrant agrees to furnish, supplementally, a copy of any exhibit or schedule omitted from the Asset Purchase Agreement to the Commission upon request.

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

3.2	Amended By-laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

3.3	Amendment to the Amended By-laws, as amended, of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated March 18, 2005).

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

4.3

Amendment to Credit Agreement, dated June 24, 2005, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 24, 2005).

4.4

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

A copy of any of the foregoing exhibits to this Quarterly Report on Form 10-Q may be obtained, upon payment of the Registrant’s reasonable expenses in furnishing such exhibit, by writing to P&F Industries, Inc., 300 Smith Street, Farmingdale, New York 11735-1114, Attention: Corporate Secretary.