Form 10-Q
period 2005-09-30
P&F INDUSTRIES INC
filed 2005-11-14
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of November 10, 2005, there were 3,584,213 shares of the registrant’s Class A Common Stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Condensed Financial Statements (unaudited)

Consolidated Condensed Balance Sheets as of September 30, 2005 and December 31, 2004

Consolidated Condensed Statements of Earnings for the Three and Nine Months Ended September 30, 2005 and 2004

Consolidated Condensed Statement of Shareholders’ Equity for the period from January 1, 2005 to September 30, 2005

Consolidated Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004

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

Signature

Exhibit Index

i

PART I - FINANCIAL INFORMATION

Item 1.                                                           Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
CURRENT
Cash and cash equivalents	$1,162,326	$1,189,869
Accounts receivable - net	18,400,088	14,849,748
Notes and other receivables	2,365,507	1,735,383
Inventories - net	29,950,966	25,691,380
Deferred income taxes - net	1,051,000	1,070,000
Assets of discontinued operations	—	795,941
Prepaid expenses and other current assets	1,743,693	1,383,414
TOTAL CURRENT ASSETS	54,673,580	46,715,735

PROPERTY AND EQUIPMENT
Land	1,246,938	1,246,938
Buildings and improvements	7,401,848	7,230,248
Machinery and equipment	12,299,844	11,983,955
	20,948,630	20,461,141
Less accumulated depreciation and amortization	11,930,264	10,997,885
NET PROPERTY AND EQUIPMENT	9,018,366	9,463,256

GOODWILL	23,821,240	22,877,021

OTHER INTANGIBLE ASSETS - net	8,966,083	9,794,833

ASSETS OF DISCONTINUED OPERATIONS	—	1,019,969

OTHER ASSETS - net	1,008,802	667,259

TOTAL ASSETS	$97,488,071	$90,538,073

See accompanying notes to consolidated condensed financial statements (unaudited).

	September 30, 2005	December 31, 2004
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$11,500,000	$4,000,000
Accounts payable	3,729,238	3,355,377
Income taxes payable	262,936	1,600,683
Accrued compensation	2,330,942	2,331,222
Other accrued liabilities	2,668,220	2,836,209
Current maturities of long-term debt	5,111,383	3,062,481
TOTAL CURRENT LIABILITIES	25,602,719	17,185,972

LONG-TERM DEBT, less current maturities	25,355,347	31,847,597

DEFERRED INCOME TAXES - net	1,242,000	337,000

TOTAL LIABILITIES	52,200,066	49,370,569

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares outstanding	—	—
Common Stock:
Class A - $1 par; authorized - 7,000,000 shares; issued - 3,812,867 and 3,777,367 shares	3,812,867	3,777,367
Class B - $1 par; authorized - 2,000,000 shares; no shares issued or outstanding	—	—
Additional paid-in capital	8,937,265	8,718,450
Retained earnings	34,371,955	30,398,528
Treasury stock, at cost (230,154 and 223,736 shares)	(1,834,082)	(1,726,841)

TOTAL SHAREHOLDERS’ EQUITY	45,288,005	41,167,504

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$97,488,071	$90,538,073

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues	$32,648,637	$34,589,302	$89,815,297	$68,661,525
Cost of sales	22,772,800	24,448,242	61,800,107	46,881,351
Gross profit	9,875,837	10,141,060	28,015,190	21,780,174
Selling, general and administrative expenses	7,189,855	6,848,133	20,118,617	16,404,253
Operating income	2,685,982	3,292,927	7,896,573	5,375,921

Interest expense – net	548,640	436,883	1,477,555	697,316
Earnings from continuing operations before income taxes	2,137,342	2,856,044	6,419,018	4,678,605
Income taxes	902,000	1,215,000	2,711,000	1,933,000
Earnings from continuing operations before discontinued operations	1,235,342	1,641,044	3,708,018	2,745,605

Discontinued operations (net of taxes):
Loss from operation of discontinued operations (net of tax benefits of $16,000 and $61,000 for 2005 and $18,000 and $103,000 for 2004, respectively)	(55,035)	(35,643)	(150,615)	(199,264)
Gain on sale of discontinued operations (net of tax expense of $178,000 and 214,000 for 2005)	344,792	—	416,024	—
Earnings (loss) from discontinued operations	289,757	(35,643)	265,409	(199,264)

Net earnings	$1,525,099	$1,605,401	$3,973,427	$2,546,341

Basic earnings (loss) per common share:
Continuing operations	$.35	$.47	$1.04	$.78
Discontinued operations	.08	(.01)	.07	(.06)
Net earnings per common share - basic	$.43	$.46	$1.11	$.72

Diluted earnings (loss) per common share:
Continuing operations	$.32	$.45	$.96	$.76
Discontinued operations	.07	(.01)	.06	(.06)
Net earnings per common share - diluted	$.39	$.44	$1.02	$.70

Weighted average common shares outstanding:
Basic	3,581,326	3,518,212	3,569,897	3,517,142
Diluted	3,890,138	3,653,472	3,881,970	3,632,374

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY

(unaudited)

		Class A Common Stock, $1 Par		Additional Paid-in	Retained	Treasury Stock
	Total	Shares	Amount	Capital	Earnings	Shares	Amount

Balance, January 1, 2005	$41,167,504	3,777,367	$3,777,367	$8,718,450	$30,398,528	(223,736)	$(1,726,841)
Net earnings	3,973,427	—	—	—	3,973,427	—	—
Issuance of Class A common stock upon exercise of stock options	254,315	35,500	35,500	218,815	—	—	—
Shares surrendered as payment for exercise of stock options	(107,241)	—	—	—	—	(6,418)	(107,241)

Balance, September 30, 2005	$45,288,005	3,812,867	$3,812,867	$8,937,265	$34,371,955	(230,154)	$(1,834,082)

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended
	September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings	$3,973,427	$2,546,341

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Loss from discontinued operations - net of taxes	150,615	199,264
Gain on sale of assets of discontinued operations - net of taxes	(416,024)	—
Non-cash charges and credits:
Depreciation and amortization	932,379	1,340,153
Amortization of other intangible assets	828,750	542,250
Amortization of other assets	4,500	10,450
Provision for losses on accounts receivable - net	23,730	(6,954)
Deferred income taxes - net	924,000	(146,000)
Loss on disposal of fixed assets	—	(5,463)
Changes in:
Accounts receivable	(3,574,070)	(4,703,614)
Notes and other receivables	231,683	—
Inventories	(4,259,586)	(4,084,974)
Prepaid expenses and other current assets	(360,279)	(470,195)
Other assets	(26,335)	(300,226)
Accounts payable	373,861	2,914,068
Accruals and other	(1,764,300)	1,351,001

Total adjustments	(6,931,076)	(3,360,240)

Net cash used in operating activities	(2,957,649)	(813,899)

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures	(434,470)	(943,914)
Purchase of certain assets, net of certain liabilities, of Woodmark International, L.P.	—	(27,160,000)
Additional payments for acquisition-related expenses	—	(340,357)
Proceeds from the sale of certain assets of Green’s Access Division	880,069	(856,073)
Proceeds from the sale of certain assets of Green’s Agricultural Division	225,000
Additional payments for purchase of Nationwide Industries, Inc.	(944,219)	(501,708)
Proceeds from the disposal of fixed assets	—	35,032

Net cash used in investing activities	(273,620)	(29,767,020)

See accompanying notes to consolidated condensed financial statements (unaudited).

	Nine months ended
	September 30,
	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from short-term borrowings	13,500,000	12,500,000
Repayments of short-term borrowings	(6,000,000)	(6,000,000)
Proceeds from term loan	—	34,000,000
Repayments of term loan	(4,200,000)	(7,500,000)
Principal payments on mortgages	(243,348)	(249,315)
Proceeds from exercise of stock options	147,074	45,688

Net cash provided by financing activities	3,203,726	32,796,373

NET (DECREASE) INCREASE IN CASH	(27,543)	2,215,454

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,189,869	213,409

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,162,326	$2,428,863

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$1,388,000	$614,000
Income taxes	$3,480,000	$1,275,000

Non-cash investing and financing activities were as follows:

In connection with the sale of certain assets of Green’s Agricultural Division, the Company received interest-bearing promissory notes of approximately $305,000, payable in varying amounts through July 2009.

In connection with the sale of certain assets of Green’s Access Division, the Company received interest-bearing promissory notes of approximately $877,000, as amended, payable in varying amounts through November 2006.

During the nine months ended September 30, 2005, the Company received 6,418 shares of Class A Common Stock in connection with the exercise of options to purchase 14,000 shares of Class A Common Stock. The value of these shares was recorded at $107,241.

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Principles of Consolidation

The unaudited consolidated condensed financial statements contained herein include the accounts of P&F Industries, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

P&F Industries, Inc. (“P&F”) conducts its business operations through two of its wholly-owned subsidiaries: Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Countrywide Hardware, Inc. (“Countrywide”). P&F and its subsidiaries are herein referred to collectively as the “Company.” In addition, the words “we”, “our” and “us” refer to the Company.

Florida Pneumatic is engaged in the importation, manufacture and sale of pneumatic hand tools, primarily for the industrial, retail and automotive markets, and the importation and sale of compressor air filters. Florida Pneumatic also markets, through its Berkley Tool division (“Berkley”), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely-used brand of pipe cutting and threading machines. In addition, through its Franklin Manufacturing (“Franklin”) division, Florida Pneumatic imports a line of door and window hardware. Countrywide conducts its business operations through Nationwide Industries, Inc. (“Nationwide”) and through Woodmark International, L.P. (“Woodmark”), a limited partnership between P&F and Countrywide. Nationwide is an importer and manufacturer of door, window and fencing hardware. Woodmark is an importer of builders’ hardware, including staircase components and kitchen and bath hardware and accessories. The Company’s wholly-owned subsidiary, Embassy Industries, Inc. (“Embassy”), was engaged in the manufacture and sale of baseboard heating products and the importation and sale of radiant heating systems until it exited that business in October 2005 (see Note 12) through the sale of substantially all of its non-real estate assets. The Company’s wholly-owned subsidiary, Green Manufacturing, Inc. (“Green”), was primarily engaged in the manufacture, development and sale of heavy-duty welded custom designed hydraulic cylinders until it exited that business in December 2004 through the sale of certain assets. Green also manufactured a line of access equipment for the petro-chemical industry until it exited that business in February 2005 through the sale of certain assets and a line of post hole digging equipment for the agricultural industry until it exited that business in July 2005 through the sale of certain assets. Green has effectively ceased all operating activities (see Note 6). Note 11 presents financial information for the segments of the Company’s business.

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

The results of operations for Green have been segregated from continuing operations and are reflected on the consolidated condensed statements of earnings as discontinued operations.

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

Reclassifications

Certain prior period amounts in the Consolidated Condensed Financial Statements have been reclassified to conform to the current period’s presentation.

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:
Numerator for basic and diluted earnings (loss) per common share:
Earnings from continuing operations	$1,235,342	$1,641,044	$3,708,018	$2,745,605
Discontinued operations, net of taxes	289,757	(35,643)	265,409	(199,264)
Net earnings	$1,525,099	$1,605,401	$3,973,427	$2,546,341

Denominator:
Denominator for basic earnings (loss) per share - weighted average common shares outstanding	3,581,326	3,518,212	3,569,897	3,517,142
Effect of dilutive securities:
Employee stock options	308,812	135,260	312,073	115,232
Denominator for diluted earnings (loss) per share - adjusted weighted average common shares and assumed conversions	3,890,138	3,653,472	3,881,970	3,632,374

At September 30, 2005 and 2004 and during the three-month and nine-month periods ended September 30, 2005 and 2004, there were outstanding stock options, the exercise prices of which were higher than the average market values of the underlying Class A Common Stock for the period. These options are anti-dilutive and are excluded from the computation of earnings per share. The weighted average anti-dilutive stock options outstanding were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Weighted average anti-dilutive stock options outstanding	27,500	43,812	9,167	27,271

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

SFAS 123 requires the Company to provide pro forma information regarding net earnings and earnings per share as if compensation cost for its incentive stock option plan had been determined in accordance with the fair value method prescribed by SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model, with the following weighted-average assumptions for options granted in 2005 and 2004, respectively; no dividends paid; expected volatility of 36.8% and 35.0%; risk-free interest rate of 4.0% and 4.5%; and expected life of 10 years and 9.3 years.

Under the provisions of SFAS 123, the Company’s net earnings and its basic and diluted earnings per common share for the three-month and nine-month periods ended September 30, 2005 and 2004 would have changed to the pro forma amounts indicated below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net earnings as reported	$1,525,099	$1,605,401	$3,973,427	$2,546,341
Deduct: Total stock-based employee compensation expense determined under fair value method, net of related tax effects	(145,439)	(400,393)	(145,439)	(400,393)
Pro forma net earnings	$1,379,660	$1,205,008	$3,827,988	$2,145,948

Basic earnings per common share
As reported	$.43	$.46	$1.11	$.72
Pro forma	$.39	$.34	$1.07	$.61
Diluted earnings per common share
As reported	$.39	$.44	$1.02	$.70
Pro forma	$.35	$.33	$.98	$.59

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

The Company accounts for changes in the fair value of its foreign currency contracts by marking them to market and recognizing any resulting gains or losses through its statement of earnings. The Company also marks its yen-denominated payables to market, recognizing any resulting gains or losses in its statement of earnings. At September 30, 2005, the Company had foreign currency forward contracts, maturing in 2005, to purchase Japanese yen at contracted forward rates. The value of these contracts at September 30, 2005, based on that day’s closing spot rate, was approximately $1,295,000, which was the approximate value of the Company’s yen-denominated accounts payable. During the three month periods ended September 30, 2005 and 2004, the Company recorded in its cost of sales a net realized loss of approximately $29,000 and a net realized gain of approximately $18,000, respectively, on foreign currency transactions. During the nine-month periods ended September 30, 2005 and 2004, the Company recorded in its cost of sales net realized losses of approximately $119,000 and $65,000, respectively, on foreign currency transactions. At September 30, 2005 and 2004, the Company had unrealized gains of $122,000 and $60,000 on foreign currency transactions.

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

In December 2004, the FASB issued SFAS 123R, “Share-Based Payment.” This statement is a revision of SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB 25, “Accounting for Stock Issued to Employees,” and is effective the first annual period that begins after June 15, 2005 or the Company’s first quarter of fiscal 2006. SFAS 123R establishes standards on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. SFAS 123R also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The adoption of this statement is not expected to have a material effect on our financial position or results of operations. We intend to implement the provisions of this statement in the first quarter of 2006.

NOTE 6 - DISCONTINUED OPERATIONS

Green Manufacturing, Inc. – Agricultural Products Division

Pursuant to an Asset Purchase Agreement (the “Agricultural APA”), dated as of July 14, 2005, between Green and Benko Products, Inc. (“Benko”), Green sold certain of its assets comprising its Agricultural Products Division (the “Agricultural Division”) to Benko. The assets sold pursuant to the Agricultural APA include, among others, certain machinery and equipment. Certain assets of the Agricultural Division were retained by Green, including, but not limited to, certain of the Agricultural Division’s accounts receivable and inventories existing at the consummation of the sale to Benko (the “Agricultural Closing”).

The purchase price paid by Benko in consideration for the assets acquired pursuant to the Agricultural APA was $530,000, consisting of (a) a payment to Green at Agricultural Closing of $225,000; (b) $25,000 payable pursuant to the terms of a Promissory Note (“Agricultural Note 1”), dated July 14, 2005, payable in equal monthly amounts over a five (5) month period commencing as of the Agricultural Closing; and (c) $280,000 payable pursuant to the terms of a Promissory Note (collectively with Agricultural Note 1, the “Agricultural Notes”), dated July 14, 2005, payable in equal monthly amounts over a four (4) year period commencing as of the Agricultural Closing. In addition, Benko assumed certain of Green’s contractual obligations. The obligations of Benko under the Agricultural APA and the Agricultural Notes are guaranteed by each of a principal shareholder and an affiliate of Benko, and partially secured by certain collateral.

In connection with the transaction, Green and Benko entered into an agreement which provides for Benko to purchase from Green 100% of Benko’s requirements for products of the type that constitute part of Green’s inventory of raw materials and finished goods as of the acquisition date with all purchases by Benko being binding and non-cancelable at pre-established prices. The term is for a period of one year from the acquisition date. Benko shall maintain for the benefit of Green an insurance policy insuring the inventory and will bear the entire risk of loss, theft, destruction or any damage to the inventory. Benko will also be responsible for all recordkeeping with respect to the inventory. After the expiration of the term, Benko is obligated to provide Green with a list of all unpurchased inventory and return such inventory to Green. Based on the terms of the agreement, Green has effectively entered into an arrangement which provides for a transfer of its inventory to Benko prior to payment, as if it had been sold to Benko, with Green recording it as an other current receivable (based on the cost of the inventory, which approximated $373,000) in the third quarter of 2005. This treatment is based on the fact that Green has effectively transferred control of the inventory to Benko. Benko’s employees maintain control of the inventory as it is located on Benko’s premises and also bears risk of loss, theft, destruction or any damage to the inventory. Also, all purchases by Benko are binding and non-cancelable at pre-established prices with Benko being Green’s only customer for the one-year period.

The Company recognized a gain on the sale of these assets of approximately $345,000, net of taxes, in the third quarter of 2005.

Green Manufacturing, Inc. – Access Division

Pursuant to an Asset Purchase Agreement (the “Access APA”), dated as of February 2, 2005, between Green and Benko Products, Inc. (“Benko”), Green sold certain of its assets comprising its Access Division (the “Access Division”) to Benko. The assets sold pursuant to the Access APA include, among others, certain machinery and equipment, accounts receivable (“Purchased Receivables”), inventory, intellectual property and other intangibles. Certain assets of the Access Division were retained by Green, including, but not limited to, certain of the Access Division’s accounts receivable existing at the consummation of the sale to Benko (the “Access Closing”).

The purchase price paid by Benko in consideration for the assets acquired pursuant to the Access APA, giving effect to certain adjustments, was approximately $1,756,655, consisting of (a) a payment to Green at Access Closing of approximately $880,069; (b) $755,724 payable pursuant to the terms of a Promissory Note (“Access Note 1”), dated February 2, 2005, payable in various amounts over a twenty-one (21) month period commencing as of the Access Closing; and (c) $120,862 payable pursuant to the terms of a Promissory Note (collectively with Access Note 1, the “Access Notes”), dated February 2, 2005, payable in various amounts over a four (4) month period commencing as of the Access Closing. Benko agreed to pay additional consideration on an annual basis for the two (2) successive twelve (12) month periods commencing as of the Access Closing, dependent on certain sales by Benko, subject to certain other conditions. In addition, Benko assumed certain of Green’s contractual obligations. The obligations of Benko under the Access APA and the Access Notes are guaranteed by each of a principal shareholder and an affiliate of Benko, and partially secured by certain collateral.

The Company recognized a gain on the sale of these assets of approximately $71,000, net of taxes of $36,000, in the first quarter of 2005.

Green Manufacturing, Inc. – Hydraulic Cylinder Division

In December 2004, pursuant to an Asset Purchase Agreement and other related documents (collectively, the “Cylinder APA”), among P&F, Green and Rosenboom Machine & Tool, Inc. (“RMT”) (an unaffiliated third party), Green sold certain of its assets comprising its Hydraulic Cylinder Division to RMT. The assets sold pursuant to the Cylinder APA include, among others, property, machinery and equipment, raw materials, work-in process inventory and certain intangibles. Green also sold the land and building in which the division was housed to RMT in connection with this transaction. Green received net cash proceeds of approximately $3,679,000 and a promissory note of approximately $686,000 at the closing. In addition, Green may receive additional consideration in the form of commissions through December 2009 based upon certain future sales by RMT. For the three-month and nine-month periods ended September 30, 2005, Green received approximately $108,000 and $335,000, respectively, in additional consideration. In addition, RMT agreed to hire all Green Hydraulic Cylinder Division employees in Bowling Green, Ohio and, as a result of the transaction, Green has effectively exited the hydraulic cylinder business.

In connection with the transaction, Green and RMT entered into an agreement which provides for RMT to purchase from Green 100% of RMT’s requirements for products of the type that constitute part of Green’s inventory of finished goods as of the acquisition date with all purchases by RMT being binding and non-cancelable at pre-established prices. The term is for a period of one year from the acquisition date. RMT shall maintain for the benefit of Green the insurance policy insuring the finished goods inventory and will bear the entire risk of loss, theft, destruction or any damage to the inventory. RMT will also be responsible for all recordkeeping with respect to the inventory. After the expiration of the term, RMT is obligated to provide Green with a list of all unpurchased inventory and return such inventory to Green. Based on the terms of the agreement, Green has effectively entered into an arrangement which provides for a transfer of its inventory to RMT prior to payment, as if it had been sold to RMT, with Green recording it as an other current receivable (based on the cost of the inventory which approximated $889,000). This treatment is based on the fact that Green has effectively transferred control of the inventory to RMT. RMT’s employees maintain control of the inventory as it is located on RMT’s premises and also bears risk of loss, theft, destruction or any damage to the inventory. Also, all purchases by RMT are binding and non-cancelable at pre-established prices with RMT being Green’s only customer for the one-year period.

The Company recognized a gain on the sale of these assets of approximately $88,000, net of taxes of $46,000, in the fourth quarter of 2004.

The following amounts related to Green’s Access and Agricultural Divisions have been segregated from the Company’s continuing operations and are reported as assets of discontinued operations in the consolidated condensed balance sheets:

	September 30, 2005		December 31, 2004
	Current	Long-term	Current	Long-term
Assets of discontinued operations:
Accounts receivable and inventories	$—	$—	$796,000	$—
Property and equipment	—	—	—	1,020,000

Total assets of discontinued operations	$—	$—	$796,000	$1,020,000

The results of operations for Green have been segregated from continuing operations and are reflected on the consolidated condensed statement of earnings as discontinued operations. Discontinued operations were approximately as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues	$67,000	$4,347,000	$1,278,000	$11,201,000
Loss from operation of discontinued operations, before taxes	$(71,000)	$(54,000)	$(212,000)	$(302,000)
Income tax benefit	16,000	18,000	61,000	103,000
Loss from operation of Discontinued operations	(55,000)	(36,000)	(151,000)	(199,000)
Gain on sale of discontinued operations, before taxes	523,000	—	630,000	—
Income taxes	(178,000)	—	(214,000)	—
Gain on sale of discontinued operations	345,000	—	416,000	—
Earnings (loss) from discontinued operations	$290,000	$(36,000)	$265,000	$(199,000)

NOTE 7 - INVENTORIES

Inventories consist of:

	September 30, 2005	December 31, 2004
Raw material	$2,776,164	$3,181,939
Work in process	530,709	476,174
Finished goods	26,644,093	22,033,267
	$29,950,966	$25,691,380

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill for the nine months ended September 30, 2005 are as follows:

	Consolidated	Tools and other products	Hardware
Balance, January 1, 2005	$22,877,000	$2,326,000	$20,551,000
Additional payments for purchase of Nationwide Industries, Inc.	944,000	—	944,000
Balance, September 30, 2005	$23,821,000	$2,326,000	$21,495,000

In connection with Countrywide’s acquisition of all of the stock of Nationwide in 2002, the Company had been liable for contingent earnout payments to Nationwide’s previous owner, in amounts equal to 30% of the excess of Nationwide’s earnings, before amortization of intangible assets, interest and taxes, over $2,500,000, for each of the five twelve-month periods subsequent to the acquisition date. In July 2005, the Company entered into a settlement agreement and amendment to the purchase agreement with Nationwide’s previous owner regarding such future contingent earnout payments. In connection therewith, the Company made a payment of $1,250,000 in full and final settlement of the outstanding and remaining contingent earnout payments. These contingent earnout payments have been treated as additions to goodwill. During 2005, the Company recorded net additions to goodwill of approximately $944,000, related to contingent earnout payments.

Other intangible assets were as follows:

	September 30, 2005		December 31, 2004
	Cost	Accumulated amortization	Cost	Accumulated amortization
Other intangible assets:
Customer relationships	$9,160,000	$1,903,334	$9,160,000	$1,255,334
Vendor relationship	890,000	111,250	890,000	44,500
Employment agreement	760,000	519,333	760,000	405,333
Trademark	690,000	—	690,000	—

Total	$11,500,000	$2,533,917	$11,500,000	$1,705,167

Amortization expense for intangible assets subject to amortization was as follows:

Three months ended September 30,		Nine months ended September 30,
2005	2004	2005	2004
$276,250	$276,250	$828,750	$542,250

Amortization expense for each of the twelve-month periods ending September 30, through the twelve-month period ending September 30, 2010, is estimated to be as follows: 2006 - $1,105,000; 2007 - $883,000; 2008 - $573,000; 2009 - $573,000; and 2010 - $573,000. The weighted average amortization period for intangible assets was 11.2 years at September 30, 2005 and 11.6 years at December 31, 2004.

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

Changes in the Company’s warranty liability, included in other accrued liabilities, were as follows:

	Nine months ended September 30,
	2005	2004
Balance, beginning of period	$565,874	$210,989
Addition related to the Woodmark acquisition	—	148,487
Warranties issued and changes in estimated pre-existing warranties	410,064	972,705
Actual warranty costs incurred	(408,716)	(718,161)
Balance, end of period	$567,222	$614,020

NOTE 10 – CAPITAL STOCK TRANSACTIONS

During the nine months ended September 30, 2005, the Company received 6,418 shares of Class A Common Stock in connection with the exercise of options to purchase 14,000 shares of Class A Common Stock. The value of these shares was recorded at $107,241.

NOTE 11 - BUSINESS SEGMENTS

The Company has organized its business into three reportable business segments: tools and other products, hardware and heating products. The Company is organized around these three distinct operating segments, each of which has very different end users. For reporting purposes, Florida Pneumatic and Franklin are combined in the “Tools and other products” segment, Woodmark and Nationwide are combined in the “Hardware” segment and Embassy represents the “Heating products” segment. The Franklin Manufacturing division, formerly included in the hardware segment, relocated its operations to Florida Pneumatic in the first quarter of 2005 and is now included in the “Tools and other products” segment. Prior period amounts have been reclassified to reflect this change. The primary reasons for taking this action were for, among other things, synergies between the companies in the retail channel, principally selling to the same significant customer, and other operational synergies. The Company evaluates segment performance based primarily on segment operating income.

The following presents financial information by segment for the three-month and nine-month periods ended September 30, 2005 and 2004. Segment operating income excludes general corporate expenses, interest expense and income taxes. Identifiable assets are those assets directly owned or utilized by the particular business segment.

Three months ended September 30, 2005	Consolidated	Tools and other products	Hardware	Heating products

Revenues from unaffiliated customers	$32,649,000	$13,933,000	$15,822,000	$2,894,000

Segment operating income (loss)	4,076,000	$1,184,000	$2,839,000	$53,000
General corporate expense	(1,390,000)
Interest expense – net	(549,000)
Earnings from continuing operations before income taxes	$2,137,000

Segment assets	$93,252,000	$33,818,000	$53,601,000	$5,833,000
Corporate assets and assets of discontinued operations	4,236,000
Total assets	$97,488,000

Three months ended September 30, 2004	Consolidated	Tools and other products	Hardware	Heating products

Revenues from unaffiliated customers	$34,589,000	$17,013,000	$14,722,000	$2,854,000

Segment operating income (loss)	4,522,000	$1,684,000	$2,812,000	$26,000
General corporate expense	(1,229,000)
Interest expense – net	(437,000)
Earnings from continuing operations before income taxes	$2,856,000

Segment assets	$90,155,000	$32,202,000	$51,935,000	$6,018,000
Corporate assets and assets of discontinued operations	11,949,000
Total assets	$102,104,000

Nine months ended September 30, 2005	Consolidated	Tools and other products	Hardware	Heating products

Revenues from unaffiliated customers	$89,815,000	$36,008,000	$46,201,000	$7,606,000

Segment operating income (loss)	11,611,000	$3,092,000	$8,566,000	$(47,000)
General corporate expense	(3,714,000)
Interest expense – net	(1,478,000)
Earnings from continuing operations before income taxes	$6,419,000

Nine months ended September 30, 2004	Consolidated	Tools and other products	Hardware	Heating products

Revenues from unaffiliated customers	$68,662,000	$37,294,000	$23,597,000	$7,771,000

Segment operating income (loss)	8,506,000	$3,707,000	$4,808,000	$(9,000)
General corporate expense	(3,130,000)
Interest expense – net	(697,000)
Earnings from continuing operations before income taxes	$4,679,000

NOTE 12 – SUBSEQUENT EVENT

Pursuant to an Asset Purchase Agreement (the “Embassy APA”), dated as of October 11, 2005, among the Company, Embassy, Mestek, Inc. (“Mestek”) and Embassy Manufacturing, Inc., a wholly-owned subsidiary of Mestek (“EMI”), Embassy sold substantially all of its operating assets to EMI. The assets sold pursuant to the Embassy APA include, among others, machinery and equipment, inventory, accounts receivable and certain intangibles. Certain assets were retained by Embassy, including, but not limited to, cash and title to any real property owned by Embassy at the consummation of the sale to EMI. The consideration paid by EMI for the assets acquired pursuant to the Embassy APA was $8,000,000, subject to a closing adjustment, plus the assumption of certain liabilities and obligations of Embassy by EMI.

Pursuant to a lease, dated as of October 11, 2005, between Embassy, as landlord and EMI, as tenant, Embassy has agreed to lease certain space (approximately 60,000 rentable square feet) in the building located at 300 Smith Street, Farmingdale, NY to EMI in connection with the operation of EMI’s business, at an annual rental rate of $480,000, payable in monthly installments of $40,000 each. The term of the lease is for a period of six months commencing October 11, 2005 and terminating April 10, 2006; provided however, that, in the event EMI serves notice on Embassy by December 31, 2005, the lease may be extended on a month-to-month basis through June 30, 2006.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.                                             Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of P&F Industries, Inc. and subsidiaries. The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. Any forward-looking statements contained herein, including those related to the Company’s future performance, are based upon the Company’s historical performance and on current plans, estimates and expectations. Such forward-looking statements are subject to various risks and uncertainties identified below. Forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

• The Company’s ability to maintain mutually beneficial relationships with key customers. The Company has several significant customers, including two customers that, in the aggregate, constituted approximately 28% of its consolidated revenues for the nine-month period ended September 30, 2005. The loss of either of these significant customers or a material negative change in the Company’s relationships with these significant customers could have an adverse effect on its financial position and results of operations.

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

• Unforeseen inventory adjustments or changes in purchasing patterns by major customers and the resultant impact on manufacturing volumes and inventory levels. The Company makes its purchasing decisions based upon a number of factors including an assessment of market needs and preferences, manufacturing lead times and cash flow considerations. To the extent that the Company’s assumptions result in inventory levels being too high or too low, there could be a negative impact on its financial position and results of operations. During the second and third quarters of 2005, one of the Company’s significant customers decreased its purchasing levels in order to reduce its overall inventory levels. This pattern, which we expect to continue through the end of fiscal 2005, is expected to increase our inventory in the near term and decrease revenues and related profits from that customer. We are unable at this time, however, to quantify the impact on our financial position and results of operations.

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

Business

P&F Industries, Inc. (“P&F”) is a Delaware corporation incorporated on April 19, 1963. P&F conducts its business operations through two of its wholly-owned subsidiaries: Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Countrywide Hardware, Inc. (“Countrywide”). P&F Industries, Inc. and its subsidiaries are herein referred to collectively as the “Company.”

Florida Pneumatic is engaged in the importation, manufacture and sale of pneumatic hand tools, primarily for the industrial, retail and automotive markets, and the importation and sale of compressor air filters. Florida Pneumatic also markets, through its Berkley Tool division (“Berkley”), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely-used brand of pipe cutting and threading machines. In addition, through its Franklin Manufacturing (“Franklin”) division, Florida Pneumatic imports a line of door and window hardware. Countrywide conducts its business operations through Nationwide Industries, Inc. (“Nationwide”), its wholly-owned subsidiary, and through Woodmark International, L.P. (“Woodmark”), a limited partnership owned by P&F and Countrywide. Nationwide is an importer and manufacturer of door, window and fencing hardware. Woodmark is an importer of builders’ hardware, including staircase components and kitchen and bath hardware and accessories. The Company’s wholly-owned subsidiary, Embassy Industries, Inc. (“Embassy”), was engaged in the manufacture and sale of baseboard heating products and the importation and sale of radiant heating systems and boilers until it exited that business in October 2005 (see Note 12) through the sale of substantially all of its non-real estate assets. The Company’s wholly-owned subsidiary, Green Manufacturing, Inc. (“Green”), was primarily engaged in the manufacture, development and sale of heavy-duty welded custom designed hydraulic cylinders until it exited that business in December 2004 through the sale of certain assets. Green also manufactured a line of access equipment for the petro-chemical industry until it exited that business in February 2005 through the sale of certain assets and a line of post hole digging equipment for the agricultural industry until it exited that business in July 2005 through the sale of certain assets (see Note 6). Note 11 to the Notes to Consolidated Condensed Financial Statements presents financial information for the segments of the Company’s business.

Overview

On June 30, 2004, Woodmark acquired certain assets comprising the business of the former Woodmark International L.P. and its wholly-owned subsidiary, the former Stair House, Inc., and assumed certain related liabilities. The Company’s consolidated results of operations include the results of operations for Woodmark for the nine months ended September 30, 2005 within its hardware business segment. In addition, the Company’s consolidated results of operations present Green as discontinued operations.

Consolidated revenues for the quarter ended September 30, 2005 decreased $1,940,000, or 5.6%, from $34,589,000 to $32,649,000. Revenues increased approximately $1.1 million, or 7.5%, at Countrywide, which includes revenues at Woodmark and Nationwide. Woodmark had third quarter revenues of $10,706,000, increasing $221,000, or 2.1%, and Nationwide reported revenues of $5,116,000, increasing $890,000, or 21.1%. Revenues at Florida Pneumatic decreased $3,080,000, or 18.1%, to $13,933,000 from the comparable prior-year period primarily due to decreases in base product sales and reduction in retail promotions in the period. Revenues at Embassy were essentially flat. Gross profit decreased $265,000, or 2.7%, for the quarter primarily due to decreased revenues. Consolidated earnings from continuing operations decreased $406,000, or 24.7%, from $1,641,000 to $1,235,000 for the quarter ended September 30, 2005.

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

As part of the acquisition, the Company recorded approximately $8,840,000 in other identifiable intangible assets, principally related to the value of customer relationships, and approximately $12,675,000 of goodwill through September 30, 2005.

DISCONTINUED OPERATIONS

Green Manufacturing, Inc. – Agricultural Products Division

Pursuant to an Asset Purchase Agreement (the “Agricultural APA”), dated as of July 14, 2005, between Green and Benko Products, Inc. (“Benko”), Green sold certain of its assets comprising its Agricultural Products Division (the “Agricultural Division”) to Benko. The assets sold pursuant to the Agricultural APA include, among others, certain machinery and equipment. Certain assets of the Agricultural Division were retained by Green, including, but not limited to, certain of the Agricultural Division’s accounts receivable and inventories existing at the consummation of the sale to Benko (the “Agricultural Closing”).

The purchase price paid by Benko in consideration for the assets acquired pursuant to the Agricultural APA was $530,000, consisting of (a) a payment to Green at Agricultural Closing of $225,000; (b) $25,000 payable pursuant to the terms of a Promissory Note (“Agricultural Note 1”), dated July 14, 2005, payable in equal monthly amounts over a five (5) month period commencing as of the Agricultural Closing; and (c) $280,000 payable pursuant to the terms of a Promissory Note (collectively with Agricultural Note 1, the “Agricultural Notes”), dated July 14, 2005, payable in equal monthly amounts over a four (4) year period commencing as of the Agricultural Closing. In addition, Benko assumed certain of Green’s contractual obligations. The obligations of Benko under the Agricultural APA and the Agricultural Notes are guaranteed by each of a principal shareholder and an affiliate of Benko, and partially secured by certain collateral.

In connection with the transaction, Green and Benko entered into an agreement which provides for Benko to purchase from Green 100% of Benko’s requirements for products of the type that constitute part of Green’s inventory of raw materials and finished goods as of the acquisition date with all purchases by Benko being binding and non-cancelable at pre-established prices. The term is for a period of one year from the acquisition date. Benko shall maintain for the benefit of Green an insurance policy insuring the inventory and will bear the entire risk of loss, theft, destruction or any damage to the inventory. Benko will also be responsible for all recordkeeping with respect to the inventory. After the expiration of the term, Benko is obligated to provide Green with a list of all unpurchased inventory and return such inventory to Green. Based on the terms of the agreement, Green has effectively entered into an arrangement which provides for a transfer of its inventory to Benko prior to payment, as if it had been sold to Benko, with Green recording it as an other current receivable (based on the cost of the inventory, which approximated $373,000) in the third quarter of 2005. This treatment is based on the fact that Green has effectively transferred control of the inventory to Benko. Benko’s employees maintain control of the inventory as it is located on Benko’s premises and also bears risk of loss, theft, destruction or any damage to the inventory. Also, all purchases by Benko are binding and non-cancelable at pre-established prices with Benko being Green’s only customer for the one-year period.

Green has effectively ceased all operating activities. The Company recognized a gain on the sale of these assets of approximately $345,000, net of taxes, in the third quarter of 2005.

Green Manufacturing, Inc. – Access Division

Pursuant to an Asset Purchase Agreement (the “Access APA”), dated as of February 2, 2005, between Green and Benko Products, Inc. (“Benko”), Green sold certain of its assets comprising its Access Division (the “Access Division”) to Benko. The assets sold pursuant to the Access APA include, among others, certain machinery and equipment, accounts receivable (“Purchased Receivables”), inventory, intellectual property and other intangibles. Certain assets of the Access Division were retained by Green, including, but not limited to, certain of the Access Division’s accounts receivable existing at the consummation of the sale to Benko (the “Access Closing”).

The purchase price paid by Benko in consideration for the assets acquired pursuant to the Access APA, giving effect to certain adjustments, was approximately $1,756,655, consisting of (a) a payment to Green at Access Closing of approximately $880,069; (b) $755,724 payable pursuant to the terms of a Promissory Note (“Access Note 1”), dated February 2, 2005, payable in various amounts over a twenty-one (21) month period commencing as of the Access Closing; and (c) $120,862 payable pursuant to the terms of a Promissory Note (collectively with Access Note 1, the “Access Notes”), dated February 2, 2005, payable in various amounts over a four (4) month period commencing as of the Access Closing. Benko agreed to pay additional consideration on an annual basis for the two (2) successive twelve (12) month periods commencing as of the Access Closing, dependent on certain sales by Benko, subject to certain other conditions. In addition, Benko assumed certain of Green’s contractual obligations. The obligations of Benko under the Access APA and the Access Notes are guaranteed by each of a principal shareholder and an affiliate of Benko, and partially secured by certain collateral.

The Company recognized a gain on the sale of these assets of approximately $71,000, net of taxes of $36,000, in the first quarter of 2005.

Green Manufacturing, Inc. – Hydraulic Cylinder Division

In December 2004, pursuant to an Asset Purchase Agreement and other related documents (collectively, the “Cylinder APA”), among P&F, Green and Rosenboom Machine & Tool, Inc. (“RMT”) (an unaffiliated third party), Green sold certain of its assets comprising its Hydraulic Cylinder Division to RMT. The assets sold pursuant to the Cylinder APA include, among others, property, machinery and equipment, raw materials, work-in process inventory and certain intangibles. Green also sold the land and building in which the division was housed to RMT in connection with this transaction. Green received net cash proceeds of approximately $3,679,000 and a promissory note of approximately $686,000 at the closing. In addition, Green may receive additional consideration in the form of commissions through December 2009 based upon certain future sales by RMT. For the three-month and nine-month periods ended September 30, 2005, Green received approximately $108,000 and $335,000, respectively, in additional consideration. In addition, RMT has agreed to hire all Green Hydraulic Cylinder Division employees in Bowling Green, Ohio and, as a result of the transaction, Green has effectively exited the hydraulic cylinder business.

In connection with the transaction, Green and RMT entered into an agreement which provides for RMT to purchase from Green 100% of RMT’s requirements for products of the type that constitute part of Green’s inventory of finished goods as of the acquisition date with all purchases by RMT being binding and non-cancelable at pre-established prices. The term is for a period of one year from the acquisition date. RMT shall maintain for the benefit of Green the insurance policy insuring the finished goods inventory and will bear the entire risk of loss, theft, destruction or any damage to the inventory. RMT will also be responsible for all recordkeeping with respect to the inventory. After the expiration of the term, RMT is obligated to provide Green with a list of all unpurchased inventory and return such inventory to Green. Based on the terms of the agreement, Green has effectively entered into an arrangement which provides for a transfer of its inventory to RMT prior to payment, as if it had been sold to RMT, with Green recording it as an other current receivable (based on the cost of the inventory which approximated $889,000). This treatment is based on the fact that Green has effectively transferred control of the inventory to RMT. RMT’s employees maintain control of the inventory as it is located on RMT’s premises and also bears risk of loss, theft, destruction or any damage to the inventory. Also, all purchases by RMT are binding and non-cancelable at pre-established prices with RMT being Green’s only customer for the one-year period.

The Company recognized a gain on the sale of these assets of approximately $88,000, net of taxes of $46,000, in the fourth quarter of 2004.

The following amounts related to Green’s Access and Agricultural Divisions have been segregated from the Company’s continuing operations and are reported as assets of discontinued operations in the consolidated condensed balance sheets:

	September 30, 2005		December 31, 2004
	Current	Long-term	Current	Long-term
Assets of discontinued operations:
Accounts receivable and inventories	$—	$—	$796,000	$—
Property and equipment	—	—	—	1,020,000

Total assets of discontinued operations	$—	$—	$796,000	$1,020,000

The results of operations for Green have been segregated from continuing operations and are reflected on the consolidated condensed statement of earnings as discontinued operations. Discontinued operations were approximately as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues	$67,000	$4,347,000	$1,278,000	$11,201,000

Loss from operation of discontinued operations, before taxes	$(71,000)	$(54,000)	$(212,000)	$(302,000)
Income tax benefit	16,000	18,000	61,000	103,000
Loss from operation of discontinued operations	(55,000)	(36,000)	(151,000)	(199,000)
Gain on sale of discontinued operations, before taxes	523,000	—	630,000	—
Income taxes	(178,000)	—	(214,000)	—
Gain on sale of discontinued operations	345,000	—	416,000	—
Earnings (loss) from discontinued operations	$290,000	$(36,000)	$265,000	$(199,000)

RESULTS OF OPERATIONS

Quarters ended September 30, 2005 and September 30, 2004

Revenues

Revenues for the quarters ended September 30, 2005 and 2004 were approximately as follows:

Three months ended September 30,	Consolidated	Tools and other products	Hardware	Heating products
2005	$32,649,000	$13,933,000	$15,822,000	$2,894,000

2004	$34,589,000	$17,013,000	$14,722,000	$2,854,000

% increase (decrease)	(5.6)%	(18.1)%	7.5%	1.4%

Revenues from tools and other products decreased due primarily to approximately $1,685,000 less in retail promotions in the period, as well as a decrease in base sales of approximately $1,676,000, offset by an increase of approximately $282,000 related to new product introductions. Base sales decreased as a result of decreased purchasing activity of approximately $797,000 from a significant customer as part of a program to reduce its overall inventory levels, as well as a decrease in automotive revenues of approximately $477,000. Revenues from our automotive customers have decreased due primarily to the lack of inventory-stocking accounts that were obtained in 2004, as well as no significant new product introductions in this area in 2005. In addition, the Franklin Manufacturing division, formerly included in the hardware segment, relocated its operations to Florida Pneumatic in the first quarter of 2005 and is now included in the “Tools and other products” segment. Prior period amounts have been reclassified to reflect this change. The primary reasons for taking this action were for, among other things, synergies between the companies in the retail channel, principally selling to the same significant customer, and other operational synergies. Selling prices of pneumatic tools and related equipment were unchanged.

Revenues from hardware increased at both Woodmark and Nationwide. Woodmark’s revenues increased $221,000, or 2.1%. Revenues from the sale of staircase components continue to increase, benefiting from strong new housing starts. These revenues have more than offset weakness in demand for our kitchen and bath products sold into the mobile home and remodeling markets. Moreover, Nationwide’s revenues increased by approximately $890,000, or 21.1%, primarily attributable to an increase of approximately $446,000 in sales of fencing products, as well as increases in our OEM hardware products of $390,000, which were due primarily to the addition of new OEM customers.

Revenues from heating products remained relatively unchanged for the quarterly period. Revenues from baseboard products decreased slightly despite increases in housing starts, especially in the northeast. This was due primarily to decreased construction activity in the New York City area, which represents a significant market for us. Our boiler sales increased due to the timing of certain jobs. Selling prices of certain baseboard heating products and boilers were increased late in the first quarter to offset rising costs of materials. Such price increases, which averaged approximately 7%, impacted revenues reported in the period by approximately $200,000. (See Note 12 to the Notes to Consolidated Condensed Financial Statements.)

All revenues are generated in U.S. dollars and are not impacted by changes in foreign currency exchange rates.

Gross Profits

Gross profits for the quarters ended September 30, 2005 and 2004 were approximately as follows:

Three months ended September 30,	Consolidated	Tools and other products	Hardware	Heating products
2005	$9,876,000	$3,727,000	$5,346,000	$803,000
	30.2%	26.8%	33.8%	27.8%

2004	$10,141,000	$4,501,000	$4,844,000	$796,000
	29.3%	26.5%	32.9%	27.9%

The increase in the gross profit percentage from tools and other products was due primarily to the impact of lower margins related to greater retail promotional sales in the prior-year period, partially offset by the weakness of the U.S. dollar in relation to the Taiwan dollar compared to the prior-year period. The increase in the gross profit percentage from hardware was due primarily to a favorable product mix in fencing revenues and a shift by Nationwide to lower-cost suppliers for some products, partially offset by some cost increases from Asian suppliers due to increases in the cost of metals. The gross profit percentage from heating products was essentially unchanged.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative (“SG&A”) expenses increased $342,000, or 5.0%, from approximately $6,848,000 to approximately $7,190,000. SG&A expenses increased due primarily to increased personnel-related expenses from additional personnel and west-coast expansion at Countrywide to support growth, increased freight costs due to fuel surcharges and sales territory expansion and increases related to professional fees principally for certain non-recurring M&A activities and corporate compliance and reporting requirements, offset by a reduction in certain warranty expenses. Due to decreases in revenues in the period and that certain SG&A expenses are fixed, SG&A expenses as a percentage of revenues increased from 19.8% to 22.0%.

Interest - Net

Net interest expense increased $112,000, or 25.6%, from approximately $437,000 to approximately $549,000, due primarily to higher average borrowings under the revolving credit loan facility to finance working capital requirements, as well as higher average interest rates during the period. Interest expense on borrowings under the term loan facility increased by approximately $48,000. Interest expense on borrowings under the Company’s revolving credit loan facility increased by approximately $59,000.

Income Taxes

The effective tax rates applicable to earnings from continuing operations for the quarters ended September 30, 2005 and 2004 were 42.2% and 42.5%, respectively.

Nine-month periods ended September 30, 2005 and September 30, 2004

Revenues

Revenues for the nine-month periods ended September 30, 2005 and 2004 were approximately as follows:

Nine months ended September 30,	Consolidated	Tools and other products	Hardware	Heating products
2005	$89,815,000	$36,008,000	$46,201,000	$7,606,000

2004	$68,662,000	$37,294,000	$23,597,000	$7,771,000

% increase (decrease)	30.8%	(3.4)%	95.8%	(2.1)%

Revenues from tools and other products decreased due primarily to a decrease in base sales of approximately $3,513,000 during the nine-month period, offset by an increase of approximately $2,083,000 related to new product introductions. Base sales decreased as a result of decreased purchasing activity of approximately $2,326,000 from two significant customers ($1,627,000 from one significant customer as part of a program to reduce its overall inventory levels), as well as a decrease in automotive revenues of approximately $762,000. Revenues from our automotive customers have decreased due primarily to the lack of inventory-stocking accounts that were obtained in 2004, as well as no significant new product introductions in this area in 2005. In addition, the Franklin Manufacturing division, formerly included in the hardware segment, relocated its operations to Florida Pneumatic in the first quarter of 2005 and is now included in the “Tools and other products” segment. Prior period amounts have been reclassified to reflect this change. The primary reasons for taking this action were for, among other things, synergies between the companies in the retail channel, principally selling to the same significant customer, and other operational synergies. Selling prices of pneumatic tools and related equipment were unchanged.

Revenues from hardware increased as a result of the acquisition of Woodmark in 2004, which recorded approximately $30,615,000 in revenues during the nine months ended September 30, 2005 compared with $10,485,000 for the comparable prior-year period which represented only one quarter of operational activity. Revenues from the sale of staircase components continue to increase, benefiting from strong new housing starts. These revenues have more than offset weakness in demand for our kitchen and bath products sold into the mobile home and remodeling markets. Moreover, Nationwide’s revenues increased by approximately $2,515,000, or 19.2%, primarily attributable to an increase of approximately $1,155,000, or 14.4%, in sales of fencing products, and increases in our OEM and patio hardware products of $1,072,000, or 37.1%, and $325,000, or 14.6%, respectively, which were due primarily to the addition of new OEM customers and to greater sale of patio products resulting from reconstruction following the hurricanes in Florida last year.

Revenues from heating products decreased $165,000 for the nine-month period ended September 30, 2005. Revenues from baseboard products did not increase despite increases in housing starts, especially in the northeast. This was due primarily to decreased construction activity in the New York City area during the second quarter of 2005, which represents a significant market for us. Sales of our other heating products, excluding boilers, were also below comparable prior-period levels. Our boiler sales increased due to the timing of certain jobs. Selling prices of certain baseboard heating products and boilers were increased late in the first quarter to offset rising costs of materials. Such price increases, which averaged approximately 7%, impacted revenues reported in the period by approximately $350,000. (See Note 12 to the Notes to Consolidated Condensed Financial Statements.)

All revenues are generated in U.S. dollars and are not impacted by changes in foreign currency exchange rates.

Gross Profits

Gross profits for the nine-month periods ended September 30, 2005 and 2004 were approximately as follows:

Nine months ended September 30,	Consolidated	Tools and other products	Hardware	Heating products
2005	$28,015,000	$10,194,000	$15,726,000	$2,095,000
	31.2%	28.3%	34.0%	27.5%

2004	$21,780,000	$11,257,000	$8,322,000	$2,201,000
	31.7%	30.2%	35.3%	28.3%

The decrease in the gross profit percentage from tools and other products was due primarily to the impact of decreased base product business which has higher margins than those related to retail promotional sales, as well as the weakness of the U.S. dollar in relation to the Taiwan dollar compared to the prior-year period. The decrease in the gross profit percentage from hardware was due primarily to the inclusion of Woodmark for nine months in 2005 versus three months in 2004, whose gross profit percentage of approximately 31.5% was less than this segment’s comparable prior-year period average. The gross profit percentage for Nationwide, the other company in the hardware segment was 39.0%. The decrease in the gross profit percentage from heating products was due primarily to increases in steel and other raw material costs, prompting an increase in certain selling prices late in the first quarter.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased $3,714,000, or 22.6%, from approximately $16,404,000 to approximately $20,119,000. SG&A expenses increased due primarily to the inclusion of $2,947,000 of expenses in the first half of 2005 related to Woodmark, increased compensation tied to higher profitability, increased personnel-related expenses resulting from increasing revenues, increased freight costs due to fuel surcharges and sales territory expansion, offset by a reduction in certain warranty expenses. However, due to increases in revenues and that certain SG&A expenses are fixed, SG&A expenses as a percentage of revenues decreased from 23.9% to 22.4%.

Interest - Net

Net interest expense increased approximately $781,000, or 112%, from approximately $697,000 to approximately $1,478,000, due primarily to the amounts borrowed under the Company’s term loan facility to finance the Woodmark acquisition transaction on June 30, 2004, as well as the issuance and assumption of certain notes related thereto. Interest expense on borrowings under the term loan facility increased by approximately $530,000. Interest expense on the acquisition-related notes, which was for nine months in 2005 and three months in 2004, increased by approximately $91,000. Interest expense on borrowings under the Company’s revolving credit loan facility increased by approximately $164,000, as a result of both higher average borrowings and higher average interest rates.

Income Taxes

The effective tax rates applicable to earnings from continuing operations for the nine months ended September 30, 2005 and 2004 were 42.2% and 41.3%, respectively. The decrease in the effective tax rate was due primarily to an increase in expenses that are not deductible for tax purposes.

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

The Company gauges its liquidity and financial stability by the measurements shown in the following table:

	September 30, 2005	December 31, 2004
Working Capital	$29,071,000	$29,530,000
Current Ratio	2.14 to 1	2.72 to 1
Shareholders’ Equity	$45,288,000	$41,168,000

Cash decreased $28,000, from $1,190,000 as of December 31, 2004 to $1,162,000, as of September 30, 2005. The Company’s debt levels increased, from $38,910,000 at December 31, 2004 to $41,967,000 at September 30, 2005, primarily to fund working capital needs. The Company’s total percent of debt to total book capitalization decreased from 48.6% at December 31, 2004 to 48.1% at September 30, 2005.

In connection with Countrywide’s acquisition of all of the stock of Nationwide in 2002, the Company was liable for contingent earnout payments to Nationwide’s previous owner, in amounts equal to 30% of the excess of Nationwide’s earnings, before amortization of intangible assets, interest and taxes, over $2,500,000, for each of the five twelve-month periods subsequent to the acquisition date. In July 2005, the Company entered into a settlement agreement and amendment to the purchase agreement with Nationwide’s previous owner regarding such future contingent earnout payments. In connection therewith, the Company made a payment of $1,250,000 in full and final settlement of the outstanding and remaining contingent earnout payments. These payments have been treated as additions to goodwill. During 2005, the Company recorded net additions to goodwill of approximately $944,000, related to contingent earnout payments. (See Note 8 to the Notes to Consolidated Condensed Financial Statements.)

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

In October 2005, the Company sold substantially all of the operating assets, excluding real estate, of Embassy for $8,000,000, subject to a closing adjustment, plus the assumption of certain liabilities and obligations of Embassy by the buyer. Embassy received net cash proceeds of $7,200,000 at closing, with $800,000 held in escrow subject to post-closing adjustments and certain indemnification provisions. The Company has used the proceeds to reduce its term loan by $3,500,000 and to reduce the amount outstanding under its revolving credit facility by $3,500,000.

The Company has received nearly $17 million to date, including approximately $13 million in 2005 and approximately $4 million in 2004, in cash related to the sale and liquidation of certain assets of Green and Embassy. The Company anticipates generating additional cash in the future from the possible sale of Embassy’s former operating facilities, as well as the collection of various notes and possible receipt of certain contingent consideration over the next several years related to certain of the Company’s recent dispositions.

Cash used in operating activities was approximately $2,958,000 and $814,000 for the nine-month periods ended September 30, 2005 and 2004, respectively. The Company believes that cash on hand derived from operations and cash available through borrowings under its credit facilities will be sufficient to allow the Company to meet its foreseeable working capital needs.

During the nine months ended September 30, 2005, gross accounts receivable increased by approximately $3,574,000 in the aggregate. Increases (decreases) were approximately $3,614,000, $1,669,000, $164,000 and $(1,873,000) at Florida Pneumatic, Countrywide, Embassy and Green, respectively. These changes were all primarily related to the respective companies’ sales volume for the period, with the exception of Green, whose reduction was principally related to the collection of outstanding accounts receivable from the discontinued operations of each of its operating divisions.

During the nine months ended September 30, 2005, inventories increased by approximately $4,260,000 in the aggregate. Increases (decreases) were approximately $4,041,000, $402,000, $249,000 and $(432,000) at Florida Pneumatic, Countrywide, Embassy and Green, respectively. The increase in inventories at Florida Pneumatic was due primarily to the stocking of inventory related to anticipated sales promotions with its two major customers and, in the case of Green, from the discontinuance of the business. Overall, inventory levels fluctuate quarter-to-quarter due to the timing of purchases, actual sales and anticipated sales levels.

During the nine months ended September 30, 2005, short-term borrowings increased by $7,500,000, primarily to fund working capital needs.

During the nine months ended September 30, 2005, accounts payable increased by approximately $374,000 in the aggregate. Increases (decreases) were approximately $425,000, $50,000, $2,000 and $(103,000) at Florida Pneumatic, Countrywide, Embassy and Green, respectively. These changes were all due primarily to the timing of payments associated with inventory purchases and, in the case of Green, from the discontinuance of the business.

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

The revolving credit loan facility provides a maximum of $12,000,000, with various sublimits, for direct borrowings, letters of credit, bankers’ acceptances and equipment loans. There are no commitment fees for any unused portion of this credit facility. At September 30, 2005, there was $11,500,000 outstanding against the revolving credit loan facility, and there were no open letters of credit.

The term loan facility provides a maximum commitment of $34,000,000 to finance acquisitions subject to the approval of the lending banks. There are no commitment fees for any unused portion of this credit facility. The Company borrowed $29,000,000 against this facility to finance the Woodmark acquisition transaction, and there was $22,800,000 outstanding against the term loan facility at September 30, 2005.

The foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding under the foreign exchange line at September 30, 2005, based on that day’s closing spot rate, was approximately $1,295,000.

Under its credit agreement, the Company is required to adhere to certain financial covenants. Certain of the Company’s mortgage agreements also require the Company to adhere to certain financial covenants. At September 30, 2005, the Company was in compliance with all of these covenants.

Capital spending for the nine-month periods ending September 30, 2005 and 2004 was approximately $434,000 and $944,000, respectively, which amounts were provided from working capital. Capital expenditures for the balance of fiscal 2005 are expected to be approximately $180,000, some of which may be financed through the Company’s credit facilities. Included in the expected total for 2005 are capital expenditures relating to new products, expansion of existing product lines, geographic expansion to the west coast and replacement of equipment.

OFF-BALANCE SHEET ARRANGEMENTS

The Company’s foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of foreign currencies needed for payments to foreign suppliers. The Company has not purchased forward contracts on New Taiwan dollars or euros. The total amount of foreign currency forward contracts outstanding at September 30, 2005, based on that day’s closing spot rate, was approximately $1,295,000.

The Company, through Florida Pneumatic, imports a significant amount of its purchases from Japan, with payment due in Japanese yen. As a result, the Company is subject to the effects of foreign currency exchange fluctuations. The Company uses a variety of techniques to protect itself from any adverse effects from these fluctuations, including increasing its selling prices, obtaining price reductions from its overseas suppliers, using alternative supplier sources and entering into foreign currency forward contracts. The increase in the strength of the Japanese yen versus the U.S. dollar from 2004 to 2005 had a negative effect on the Company’s results of operations and its financial position. Since December 31, 2004, the relative value of the U.S dollar in relation to the Japanese yen has increased, particularly in the second and third quarters. There can be no assurance as to the future trend of this value. (See “Item 3 - Quantitative and Qualitative Disclosures About Market Risk.”)

NEW ACCOUNTING PRONOUNCEMENTS

See Note 5 to the Notes to Consolidated Condensed Financial Statements included in Item 1 of this report.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

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

The Company accounts for changes in the fair value of its foreign currency contracts by marking them to market and recognizing any resulting gains or losses through its statement of operations. The Company also marks its yen-denominated payables to market, recognizing any resulting gains or losses in its statement of operations. At September 30, 2005, the Company had foreign currency forward contracts, maturing in 2005, to purchase Japanese yen at contracted forward rates. The value of these contracts at September 30, 2005, based on that day’s closing spot rate, was approximately $1,295,000, which was the approximate value of the Company’s corresponding yen-denominated accounts payable. During the three month periods ended September 30, 2005 and 2004, the Company recorded in its selling, general and administrative expenses a net realized loss of approximately $29,000 and a net realized gain of approximately $18,000, respectively, on foreign currency transactions. During the nine-month periods ended September 30, 2005 and 2004, the Company recorded in its selling, general and administrative expenses net realized losses of approximately $119,000 and $65,000, respectively, on foreign currency transactions. At September 30, 2005 and 2004, the Company had unrealized gains of $122,000 and $60,000 on foreign currency transactions.

The potential loss in value of the Company’s net investment in foreign currency forward contracts resulting from a hypothetical 10 percent adverse change in foreign currency exchange rates at September 30, 2005 was approximately $151,000.

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and short-term debt, approximate fair value as of September 30, 2005 because of the relatively short-term maturity of these financial instruments. The carrying amounts reported for long-term debt approximate fair value as of September 30, 2005 because, in general, the interest rates underlying the instruments fluctuate with market rates.

Item 4.                                             Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed, under the supervision of, and with the participation of, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities and Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were adequate and effective, as of the end of the period covered by this Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (this “Report”), in timely alerting them to all material information relating to the Company and its consolidated subsidiaries that is required to be included in this Report.

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

P&F INDUSTRIES, INC.
(Registrant)

By /s/ Joseph A. Molino, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: November 11, 2005	(Principal Financial and Chief Accounting Officer)

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit

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

2.3

Settlement Agreement and Amendment to Stock Purchase Agreement, dated as of July 22, 2005, by and between Mark C. Weldon and the Registrant (Incorporated by reference to Exhibit 2.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

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

2.7

Amendment to Asset Purchase Agreement, dated June 8, 2005, among Rosenboom Machine & Tool, Inc. and Green Manufacturing, Inc. (Incorporated by reference to Exhibit 2.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

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

2.9

Asset Purchase Agreement, dated as of October 11, 2005, between Embassy Industries, Inc. and Mestek, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated October 11, 2005). Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish, supplementally, a copy of any exhibit or schedule omitted from the Asset Purchase Agreement to the Commission upon request.

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

3.2	Amended By-laws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

3.3	Amendment to the Amended By-laws, as amended, of the Registrant (Incorporated by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K dated September 13, 2005).

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

10.1

Second Amended and Restated Employment Agreement, dated as of May 30, 2001 and amended October 24, 2005, between the Registrant and Richard A. Horowitz (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated by reference to Exhibit 10.1 to the

Registrant’s Current Report on Form 8-K dated October 24, 2005).

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