Form 10-K
period 2005-12-31
P&F INDUSTRIES INC
filed 2006-03-31
CIK 75340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-5332

P&F INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-1657413
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
445 Broadhollow Road, Suite 100,
Melville, New York	11747
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 694-9800

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, $1.00 par value	NONE
(Title of each class)	(Name of each exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐  NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐              Accelerated Filer ☐               Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

The aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant, based on the last sale price on June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $36,444,000.

As of March 28, 2006, there were 3,582,760 shares of the registrant’s Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference information from the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held during 2006.

P&F INDUSTRIES, INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of P&F Industries, Inc. and subsidiaries. The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” their opposites and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. Any forward-looking statements contained herein, including those related to the Company’s future performance, are based upon the Company’s historical performance and on current plans, estimates and expectations. Such forward-looking statements are subject to various risks and uncertainties, including those identified in Item 1A, which may cause actual results to differ materially from the forward looking statements. Forward-looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Florida Pneumatic is engaged in the importation, manufacture and sale of pneumatic hand tools, primarily for the industrial, retail and automotive markets, and the importation and sale of compressor air filters. Florida Pneumatic also markets, through its Berkley Tool division (“Berkley”), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely-used brand of pipe cutting and threading machines. In addition, through its Franklin Manufacturing (“Franklin”) division, Florida Pneumatic imports a line of door and window hardware. Countrywide conducts its business operations through Nationwide Industries, Inc. (“Nationwide”) and through Woodmark International, L.P. (“Woodmark”), a limited partnership between Countrywide and WILP Holdings, Inc. (See Note 2 to the Notes to Consolidated Financial Statements for information regarding the June 2004 Woodmark acquisition transaction.) Nationwide is an importer and manufacturer of door, window and fencing hardware. Woodmark is an importer of builders’ hardware, including staircase components and kitchen and bath hardware and accessories. In January 2006, Countrywide acquired substantially all of the operating assets of Pacific Stair Products, Inc. (“Pacific Stair”). Pacific Stair is a manufacturer of premium stair rail products and a distributor of Woodmark’s staircase components to the building industry, primarily in southern California and the southwestern region of the United States. (See Note 16 to the Notes to Consolidated Financial Statements.)

The Company’s wholly-owned subsidiary, Embassy Industries, Inc. (“Embassy”), was engaged in the manufacture and sale of baseboard heating products and the importation and sale of radiant heating systems until it exited that business in October 2005 through the sale of substantially all of its non-real estate assets. (See Note 3 to the Notes to Consolidated Financial Statements.) The Company’s wholly-owned subsidiary, Green Manufacturing, Inc. (“Green”), was primarily engaged in the manufacture, development and sale of heavy-duty welded custom designed hydraulic cylinders until it exited that business in December 2004 through the sale of certain assets. Green also manufactured a line of access equipment for the petro-chemical industry until it exited that business in February 2005 through the sale of certain assets and a line of post hole digging equipment for the agricultural industry until it exited that business in July 2005 through the sale of certain assets. Green has effectively ceased all operating activities. The assets and liabilities and results of operations of Embassy and Green have been segregated and reported separately as discontinued operations in the Consolidated Financial Statements. (See Note 3 to the Notes to Consolidated Financial Statements.) Note 14 to the Notes to Consolidated Financial Statements presents financial information for the segments of the Company’s business.

Florida Pneumatic has two major customers. Sears, Roebuck and Co. accounted for 16.5%, 24.3% and 29.6% of consolidated revenues for the years ended December 31, 2005, 2004 and 2003, respectively. The Home Depot, Inc. accounted for 15.2%, 19.4% and 21.4% of consolidated revenues for the years ended December 31, 2005, 2004 and 2003, respectively. Revenues derived from countries outside of the United States were immaterial for the years ended December 31, 2005, 2004 and 2003.

Florida Pneumatic

Florida Pneumatic imports or manufactures approximately fifty types of pneumatic hand tools, most of which are sold at prices ranging from $50 to $1,000, under the names “Florida Pneumatic” and “Universal Tool,” as well as under the trade names or trademarks of several private label customers. This line of products includes sanders, grinders, drills, saws and impact wrenches. These tools are similar in appearance and function to electric hand tools, but are powered by compressed air, rather than directly by electricity. Air tools, as they are also called, are generally less expensive to operate, offer better performance and weigh less than their electrical counterparts.

Berkley markets a product line consisting of pipe and bolt dies, pipe taps, pipe and tubing cutter wheels and replacement electrical components for a widely-used brand of pipe cutting and threading machines. Florida Pneumatic markets Berkley’s products through industrial distributors and contractors.

Franklin imports and packages approximately 225 types of hardware products, including locksets, deadbolts, door and window security hardware, rope-related hardware products and fire escape ladders. Franklin’s products generally range in price from under $1.00 to $30.00, and are sold to retailers, wholesalers and private label accounts through manufacturers’ representatives and in-house sales support personnel. Nearly all of Franklin’s sales are of products imported from China.

Florida Pneumatic’s products are sold to distributors, retailers and private label customers through in-house sales personnel and manufacturers’ representatives. Users of Florida Pneumatic’s hand tools include industrial maintenance and production staffs, do-it-yourself mechanics, automobile mechanics and auto body personnel.

The primary competitive factors in the pneumatic tool market are price, service and brand-name awareness. The primary competitive factors in Franklin’s business are price, service, skill in packaging and point-of-sale marketing.

Florida Pneumatic’s products are sold off the shelf, and no material backlog of orders exists. The business is not seasonal, but it may be subject to significant periodic changes resulting from holiday sales promotions by customers.

Florida Pneumatic purchases all of its pneumatic tools from a Far East trading company that owns or represents 18 individual factories in Japan, Taiwan and China. Of the total pneumatic tool purchases, approximately 32% are bought from Japan, 54% from Taiwan and 14% from China. Florida Pneumatic manufactures high-speed rotary and reciprocating pneumatic tools at its factory in Jupiter, Florida and imports air filters. There are redundant sources for every product manufactured.

Two customers accounted for 36.7% and 34.0%, 41.3% and 33.0% and 38.3% and 27.7% of Florida Pneumatic’s revenues for the years ended December 31, 2005, 2004 and 2003, respectively.

Countrywide

Countrywide conducts its business through Nationwide Industries, Inc. (“Nationwide”), Woodmark International LP (“Woodmark”), and, since January 3, 2006, Pacific Stair Products, Inc. (“Pacific Stair”). Pacific Stair is a manufacturer of premium stair rail products and a distributor of staircase components for Woodmark to the building industry, primarily in southern California and the southwestern region of the United States. (See Note 16 to the Notes to Consolidated Financial Statements.)

Nationwide is an importer and manufacturer of door, window and fencing hardware, including rollers, hinges, window operators, sash locks, custom zinc castings and door closers.

Most of Nationwide’s sales are of products imported from Taiwan and China. Nationwide currently purchases approximately 84% of its product from two foreign suppliers. Although there are redundant sources available for substantially all products manufactured, the loss of either of these existing suppliers could, at least temporarily, adversely affect operating results. Nationwide manufactures rollers, hinges and pool enclosure products at its factory in Tampa, Florida.

Nationwide’s products are sold through in-house sales personnel and manufacturers’ representatives to distributors, retailers and OEM customers. End users of Nationwide’s products include contractors, home builders, pool and patio distributors, OEM/private label customers and general consumers.

One customer accounted for 11.2% of Nationwide’s revenues for the year ended December 31, 2005 and 10.9% of Nationwide’s revenues for the year ended December 31, 2004 while two customers accounted for 13.0% and 10.4% of Nationwide’s revenues for the year ended December 31, 2003.

Nationwide’s sales are somewhat seasonal, with revenues increasing approximately 35% during the spring and summer months. The majority of Nationwide’s products are sold off the shelf. The backlog at December 31, 2005, of approximately 17.5% of annual sales, results primarily from blanket customer orders.

The primary competitive factors in Nationwide’s business are price, quality, product availability and service.

Woodmark is an importer of iron and wood stair parts and residential plumbing fixtures and other accessories for new construction and home improvement applications.

Woodmark purchases all of its stair parts and kitchen and bath products through a longstanding relationship with a Far East trade partner that owns or represents 11 individual factories in China, Taiwan and Indonesia. Of the total stair parts and kitchen and bath products purchases, approximately 68% are bought from China, 26% from Taiwan and 6% from Indonesia. There are redundant sources for every product manufactured.

Woodmark’s stair products are sold through in-house sales personnel and manufacturers’ representatives to: a) traditional one- and two-step distributors of construction components who in turn sell to carpenters, home builders and the retail channel; b) distributors who specialize in stair parts and staircase installation; and c) stair parts manufacturers who outsource certain components from other manufacturers. Woodmark’s residential plumbing fixtures are sold through in-house sales personnel and manufacturers’ representatives to plumbing wholesalers and distributors, purchasing cooperatives and OEMs in the manufactured housing and recreational vehicle industry.

No customer accounted for more than 10% of Woodmark’s revenues for the year ended December 31, 2005 or for the six-month period since its acquisition through December 31, 2004.

The primary competitive factors in Woodmark’s business are price, quality and product availability.

Green

Green was primarily engaged in the manufacture, development and sale of heavy-duty welded custom designed hydraulic cylinders until it exited the cylinder business in December 2004 through the sale of certain of its assets, including property, equipment and certain inventories, to a non-affiliated third party in the industry. (See Note 3 to the Notes to Consolidated Financial Statements.) Prior to the sale, all of Green’s hydraulic cylinders were sold for use as integrated components on a variety of equipment and machinery manufactured by others.

Until February 2005, Green manufactured a line of access equipment for the petro-chemical and bulk storage industries. This product line consisted of bridges, platforms, walkways and stairways, constructed of steel or aluminum and generally installed outdoors. In February 2005, Green exited the access equipment business and sold certain of its assets, including equipment, inventories and certain accounts receivable, to a non-affiliated third party. (See Note 3 to the Notes to Consolidated Financial Statements.)

Until July 2005, Green marketed a small line of diggers used primarily as attachments to small tractors for light farm work. This product line was marketed through farm equipment dealers and wholesalers. In July 2005, Green exited the agricultural products business and sold certain of its assets, including equipment and inventories, to the non-affiliated third purchaser of the Access assets. No customer accounted for greater than 10% of Green’s revenues for the years ended December 31, 2005, 2004 or 2003. (See Note 3 to the Notes to Consolidated Financial Statements.)

Embassy

Until October 2005, Embassy’s baseboard heating products were sold nationally, under the Embassy name and under its Panel-Track, Commercial-Pak, Ambassador, System 6 and Hide-a-Vector trademarks, for use in hot-water heating systems installed in single family homes, multi-unit dwellings and commercial and industrial buildings. Embassy’s products were sold principally to wholesalers by manufacturers’ representatives and in-house sales personnel. Embassy’s products were also sold to other manufacturers for incorporation into their products and for distribution on a private-label basis.

Embassy also imported a line of radiant heating systems. These systems are different from baseboard heating systems in that the radiant heating systems radiate heat provided by hot water circulating through plastic tubing, which is generally installed beneath the surface of the floor. These systems include the tubing, manifolds, controls and installation supplies. Embassy also provided computer software that aids in the design of the system. No customer accounted for greater than 10% of Embassy’s revenues for the years ended December 31, 2005, 2004 or 2003.

In October 2005, Embassy sold substantially all of its operating assets, including, among others, machinery and equipment, inventory, accounts receivable and certain intangibles, to a non-affiliated third party. Certain assets were retained by Embassy, including, but not limited to, cash and title to any real property owned by Embassy. Embassy is presently under contract for the sale of its real property. (See Note 3 to the Notes to Consolidated Financial Statements.)

Employees

The Company employed 171 persons as of December 31, 2005, including eight at corporate headquarters. Countrywide had no employees. Florida Pneumatic had 71 employees, Nationwide had 33 employees and Woodmark had 59 employees. These employees are not represented by a union. The Company believes that its relationships with its employees are satisfactory.

ITEM 1A.   Risk Factors

A wide range of factors could materially affect our performance. In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results of these operations elsewhere in this report, the following factors, among others, could adversely affect our operations:

•       The strength of the retail economy in the United States. Our business is subject to economic conditions in its major markets, including recession, inflation, deflation, general weakness in retail, industrial, and housing markets.

•       Our ability to maintain mutually beneficial relationships with key customers. We have several significant customers, including two customers that, in the aggregate, constituted approximately 32% of our consolidated revenues for 2005. The loss of either of these significant customers or a material negative change in our relationships with these significant customers could have an adverse effect on our financial position and results of operations.

•       Adverse changes in currency exchange rates or raw material commodity prices. A significant amount of our products are manufactured outside the United States and purchased in the local currency. As a result, we are exposed to movements in the exchange rates of various currencies against the United States dollar. We believe our most significant foreign currency exposures are the Japanese yen and the New Taiwan dollar. Additionally, we purchase approximately $25 million of products from China. These purchases are made in U.S. dollars. However, if the Chinese currency, the Renminbi (RMB), were to be revalued against the dollar, there could be a significant negative impact on the cost of our products.

•       Unforeseen inventory adjustments or changes in purchasing patterns by major customers and the resultant impact on manufacturing volumes and inventory levels. We make purchasing decisions based upon a number of factors including an assessment of market needs and preferences, manufacturing lead times and cash flow considerations. To the extent that our assumptions result in inventory levels being too high or too low, there could be a negative impact on our financial position and results of operations.

•       Unforeseen interruptions in the manufacturing ability of certain foreign suppliers. Although we believe that there are redundant sources available and maintain multiple sources for certain of our products, there may be costs and delays associated with securing such sources and there can be no assurance that such sources would provide the same quality of product at similar prices.

•       Market acceptance of new products. There can be no assurance that the market continues its acceptance of the new products we introduced in 2005 or will accept new products scheduled for introduction in 2006. Nor can there be assurance that the level of sales generated from these new products relative to our expectations, based on existing investments in productive capacity and commitments by us to fund advertising and product promotions in connection with the introduction of these new products, will materialize.

•       Impairment of long-lived assets and goodwill. The inability of certain of our subsidiaries to generate future cash flows sufficient to support the recorded amounts of goodwill, other intangible assets and other long-lived assets related to those subsidiaries could result in future impairment charges.

•       Increased competition. The domestic markets in which we sell our products are highly competitive on the basis of price, quality, availability, post-sale service and brand-name awareness. A number of competing companies are well-established manufacturers that compete on a global basis.

•       Price reductions. Price reductions taken by us in response to customer and competitive pressures, as well as price reductions or promotional actions taken in order to drive demand, may not result in anticipated sales necessary to offset the associated costs.

•       Interest rates. Interest rate fluctuations and other capital market conditions could impact our financial position and results of operations.

•       Litigation. The effects of litigation and product liability exposures, as well as other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission could impact our financial position and results of operations. (See “Item 3—Legal Proceedings”.)

•       Regulatory environment. We cannot anticipate the impact of changes in laws and regulations, including changes in accounting standards, taxation requirements, including tax rate changes, new tax laws and revised tax law interpretations, and environmental laws, in both domestic and foreign jurisdictions.

•       Unforeseen events. We cannot anticipate the impact of unforeseen events, including war or terrorist activities, on economic conditions and consumer confidence on our business.

This listing is not intended to be all-inclusive. There can be no assurance that we have correctly identified and appropriately assessed all factors affecting our business or that the publicly available and other information with respect to these matters is complete and correct. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact us. Should any risks and uncertainties develop into actual events, these developments could have material adverse effects on our financial position and results of operations.

ITEM 1B.   Unresolved Staff Comments

None

ITEM 2.   Properties

In connection with the acquisition of Nationwide in 2002, Countrywide purchased the real property and the improvements thereon in which Nationwide conducts its business. Countrywide leases part of its facility to a non-affiliated tenant. Florida Pneumatic owns the plant facility that it occupies. Countrywide owns the plant facility occupied by Nationwide. Each of these facilities is subject to a mortgage. Woodmark leases two plant facilities from non-affiliated landlords with lease terms expiring in June 2008 and May 2010, respectively, and a third plant facility from a non-affiliated landlord on a month-to-month basis. Pacific Stair leases its two plant facilities; a warehouse from a non-affiliated landlord with the lease term expiring in July 2008 and a manufacturing facility leased from its President and former owner of the company, the assets of which were purchased by Pacific Stair, with a lease term expiring in August 2008. Embassy is presently under contract to sell its facility. Green sold its plant facility in December 2004.

Florida Pneumatic’s 72,000 square foot plant facility is located in Jupiter, Florida. Nationwide’s 56,250 square foot plant facility is located in Tampa, Florida. Woodmark’s 55,000 square foot and 24,000 square foot plant facilities are located in Plano, Texas, and its 46,000 square foot plant facility is located in Austell, Georgia. Pacific Stair’s 25,000 square foot warehouse facility and 13,000 square foot manufacturing facility are both located in Vista, California. Embassy’s 75,000 square foot plant facility is located in Farmingdale, New York. Each facility either provides adequate space for the operations of the respective subsidiary for the foreseeable future or can be modified or expanded to provide additional space. The Company’s executive offices of approximately 5,000 square feet are located in an office building in Melville, New York leased from a non-affiliated landlord with a lease term expiring in March 2013.

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

PART II

ITEM 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Class A Common Stock trades on The Nasdaq Stock Market under the symbol PFIN. The range of high and low bid information for the Company’s Class A Common Stock during the last two fiscal years was as follows:

2005	High	Low
First Quarter	$17.38	$12.62
Second Quarter	16.99	12.25
Third Quarter	17.40	14.06
Fourth Quarter	16.71	10.85

2004	High	Low
First Quarter	$9.00	$8.03
Second Quarter	9.10	7.50
Third Quarter	9.90	7.50
Fourth Quarter	15.50	9.01

Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of March 28, 2006, there were approximately 1,300 holders of record of the Company’s Class A Common Stock and the last sale price of the Company’s stock as reported by the The Nasdaq Stock Market was $13.37. The Company has not declared any cash dividends on its Class A Common Stock since its incorporation in 1963 and has no plans to declare any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans
October 1, 2005 through October 31, 2005	—	—	—	150,000
November 1, 2005 through November 30, 2005	14,422	$12.55	14,422	135,578
December 1, 2005 through December 31, 2005	—	—	—	135,578
Total	14,422	$12.55	14,422	135,578

(a)           All purchases by the Company of its Class A Common Stock were made under the publicly announced repurchase plans: (1) on August 24, 2001, the Company’s Board of Directors authorized the purchase of up to 125,000 shares, (2) on October 8, 2004, the Company’s Board of Directors authorized the purchase of an additional 125,591 shares up to a share repurchase maximum of 150,000 shares through September 30, 2005, and (3) on September 16, 2005, the Company’s Board of Directors extended the time during which the Company may repurchase such shares by an additional year to September 30, 2006.

ITEM 6.                Selected Financial Data

The following selected consolidated financial data has been derived from the Company’s audited Consolidated Financial Statements for the five years ended December 31, 2005. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, found in Item 7 of this report, for information regarding business acquisitions, discontinued operations, critical accounting policies and items affecting comparability of the amounts below. The selected financial information should be read in conjunction with the Consolidated Financial Statements included in Item 8 of this report.

	Year ended December 31,
	2005	2004	2003	2002	2001
Net revenues	$107,977,661	$88,063,861	$64,267,009	$55,805,823	$43,033,294
Earnings from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$4,846,988	$3,911,202	$3,622,837	$3,122,518	$1,707,355
Discontinued operations, net of taxes	1,723,603	127,361	(259,888)	(259,667)	105,453
Earnings before cumulative effect of change in accounting principle	6,570,591	4,038,563	3,362,949	2,862,851	1,812,808
Cumulative effect of change in accounting principle, net of taxes	—	—	—	(3,239,118)	—
Net earnings (loss)	$6,570,591	$4,038,563	$3,362,949	$(376,267)	$1,812,808
Earnings (loss) per common share:
Basic:
Net earnings from continuing operations	$1.36	$1.11	$1.03	$.89	$.48
Discontinued operations, net	.48	.04	(.07)	(.07)	.03
Change in accounting principle, net	—	—	—	(.93)	—
Net earnings (loss) per common share—basic	$1.84	$1.15	$.96	$(.11)	$.51
Diluted:
Net earnings from continuing operations	$1.25	$1.07	$1.01	$.87	$.47
Discontinued operations, net	.45	.03	(.07)	(.07)	.03
Change in accounting principle, net	—	—	—	(.91)	—
Net earnings (loss) per common share—assuming dilution	$1.70	$1.10	$.94	$(.11)	$.50
Total assets	$86,833,547	$90,844,367	$58,331,924	$59,167,556	$46,469,522
Long-term obligations, less current maturities	$19,572,651	$30,480,327	$7,242,901	$9,788,178	$1,506,672
Cash dividends declared per common share	$—	$—	$—	$—	$—

ITEM 7.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

On June 30, 2004, Woodmark acquired certain assets comprising the business of the former Woodmark International L.P. and its wholly-owned subsidiary, the former Stair House, Inc., and assumed certain related liabilities. The Company’s consolidated results of operations include the results of operations for Woodmark for all of fiscal 2005 versus half of fiscal 2004 within its hardware business segment. In addition, the Company’s consolidated results of operations present Embassy and Green as discontinued operations.

Consolidated revenues for the year ended December 31, 2005 increased $19.9 million, or 22.6%, from $88.0 million to $108.0 million. Revenues increased approximately $23.4 million, or 64.7%, at Countrywide, which includes revenues at Woodmark and Nationwide. The increase at Countrywide resulted primarily from the inclusion of a full year of revenues from Woodmark, acquired on June 30, 2004, of $40.5 million in fiscal 2005 versus $19.7 million for fiscal 2004, as well as an increase in revenues of Nationwide of $2.6 million, or 16.0%, from $16.5 million in fiscal 2004 to $19.1 million. Revenues at Florida Pneumatic decreased $3.5 million, or 6.7%, to $48.3 million from the prior fiscal year primarily due to decreases in base product sales and reduction in retail promotions. Gross profit increased $6.4 million, or 23.0%, for fiscal 2005 primarily due to increased revenues. Overall gross profit margin remained consistent at 31.6%. Consolidated earnings from continuing operations increased $936,000, or 23.9%, from $3.9 million to $4.8 million, for the year ended December 31, 2005.

KEY INDICATORS

Economic Measures

Key economic measures relevant to the Company include the cost of metals, especially various types of steel and aluminum. Also important is the value of the dollar in relation to the Japanese yen and the TWD, as the Company spends approximately $22 million in these currencies annually. Additionally, the Company purchases approximately $25 million of products from China. These purchases are made in U.S. dollars. However, if the Chinese currency, the Renminbi (RMB), were to be revalued against the dollar, there could be a significant negative impact on the cost of the Company’s products. Key elements for the demand for the Company’s products include retail sales and housing starts.

During 2005, the value of the U.S. dollar increased in relation to the Japanese yen and decreased in relation to the TWD. When comparing the change in the weighted average value of the Company’s foreign currency purchases in 2005 compared to 2004, the increase in the value of the dollar was approximately 6.9% in relation to the Japanese yen and the decrease in the value of the TWD was approximately 5.0% in relation to the U.S. dollar. Based on our purchases from these countries, the net weakening of the U.S. dollar in Taiwan, offset by the net strengthening of the U.S. dollar in Japan, resulted in an increase in the cost of imported product in 2005 of approximately $120,000. Although there can be no certainty, the Company does not expect these rates to vary significantly in the next year.

In 2005, retail sales improved over 2004, and strong housing starts continued in the northeast and south. Housing starts for the 2005 year were up 6.5% over the prior year. Housing starts are a strong driver of demand for both Woodmark and Nationwide. In addition, overall retail sales in 2005 were up 7.2% over 2004. This is generally a good indicator of the market in which Florida Pneumatic sells its products. Any change in the trend for these indicators in 2006 is likely to have an impact on results.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectibility is reasonably assured. The Company sells its goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods. Revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale. Other than standard product warranty provisions, the Company’s sales arrangements provide for no other, or insignificant, post-shipment obligations. The Company does offer rebates and other sales incentives, promotional allowances or discounts, from time to time and for certain customers, typically related to customer purchase volume, all of which are fixed or determinable and are classified as a reduction of revenue and recorded at the time of sale. The Company periodically evaluates whether an allowance for sales returns is necessary. Historically, the Company has experienced little, if any, sales returns. If the Company believes there are potential sales returns, the Company would provide any necessary provision against sales.

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

The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. The Company also records as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and the Company’s assessment of the general financial conditions affecting its customer base. If actual collection experience changes, revisions to the allowance may be required. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in the creditworthiness of any of these customers could have a material affect on the Company’s results of operations in the period in which such changes or events occur. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. Based on the information available, the Company believes that its allowance for doubtful accounts as of December 31, 2005 was adequate. However, actual write-offs might exceed the recorded allowance.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. The inventory balance, which includes materials, labor and manufacturing overhead costs, is recorded net of an allowance for obsolete or unmarketable inventory. Such allowance is based upon both historical experience and management’s understanding of market conditions and forecasts of future product demand. In addition, items in inventory in excess of one year’s usage are compared to the allowance for adequacy. If the actual amount of obsolete or unmarketable inventory significantly exceeds the estimated allowance, the Company’s cost of sales, gross profit and net earnings would be significantly affected.

Goodwill and Other Intangible Assets

Goodwill is carried at cost. Goodwill is not amortized but is subject to an annual test for impairment at the reporting unit level (operating segment or one level below an operating segment) and between annual tests in certain circumstances. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company’s reporting units with the reporting unit’s carrying amount, including goodwill. The Company generally determines the fair value of its reporting units using the expected present value of future cash flows, giving consideration to the market valuation approach. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.

Intangible assets other than goodwill are carried at cost less accumulated amortization. Intangible assets are generally amortized on a straight-line basis over the useful lives of the respective assets, generally five to fifteen years. Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset.

ACQUISITION

Results of operations reported in the Consolidated Financial Statements are included from the date of acquisition, reflecting only six months in 2004 for Woodmark. No results of Pacific Stair are included as of December 31, 2005 as these assets were purchased effective January 3, 2006.

Woodmark International L.P.

On June 30, 2004, pursuant to an Asset Purchase Agreement dated as of such date, Woodmark, a Delaware limited partnership initially owned by P&F and Countrywide, acquired certain assets (the “Purchased Property”) comprising the business of the former Woodmark International L.P., a Texas limited partnership, and its wholly-owned subsidiary, the former Stair House, Inc., a Georgia corporation (collectively, the “Sellers”), and assumed certain of the Sellers’ related liabilities. Woodmark paid $31,898,000 to acquire the Purchased Property, which purchase price consisted primarily of $27,160,000 in cash and certain subordinated notes in the aggregate principal amount of $3,408,000. The purchase price was negotiated on the basis of Woodmark’s historical financial performance. Subject to certain conditions, Woodmark also agreed to pay additional cash consideration to the Sellers after the third or the fifth anniversary of the closing of the acquisition if certain financial targets described in the Asset Purchase Agreement are met. The acquisition of the Purchased Property was financed through the Company’s senior credit facility. (See Note 9 to the Notes to Consolidated Financial Statements.)

As part of the acquisition, the Company recorded approximately $8,840,000 in other identifiable intangible assets, principally related to the value of customer relationships, and approximately $12,675,000 of goodwill through December 31, 2005. (See Note 2 to the Notes to Consolidated Financial Statements.)

DISCONTINUED OPERATIONS

Embassy Industries, Inc.

Pursuant to an Asset Purchase Agreement (the “Embassy APA”), dated as of October 11, 2005, among P&F, Embassy, Mestek, Inc. (“Mestek”) and Embassy Manufacturing, Inc., a wholly-owned subsidiary of Mestek (“EMI”), Embassy sold substantially all of its operating assets to EMI. The assets sold pursuant to the Embassy APA include, among others, machinery and equipment, inventory, accounts receivable and certain intangibles. Certain assets were retained by Embassy, including, but not limited to, cash and title to any real property owned by Embassy at the consummation of the sale to EMI. The consideration paid by EMI for the assets acquired pursuant to the Embassy APA was approximately $8,433,000 plus the assumption of certain liabilities and obligations of Embassy by EMI.

Pursuant to a Lease, dated as of October 11, 2005, between Embassy, as landlord and EMI, as tenant (the “EMI Lease”), Embassy has agreed to lease certain space (approximately 60,000 rentable square feet) in the building located at 300 Smith Street, Farmingdale, New York to EMI in connection with the operation of EMI’s business, at an annual rental rate of $480,000, payable in monthly installments of $40,000 each. The term of the EMI Lease is for a period of six (6) months commencing October 11, 2005 and terminating April 10, 2006; provided however, that, in the event EMI serves notice on Embassy by December 31, 2005, the Lease may be extended on a month to month basis to, and including, June 30, 2006. EMI has served notice on Embassy to extend the EMI Lease through May 31, 2006.

Embassy has effectively ceased all operating activities. The Company recognized a gain on the sale of these assets of approximately $1,467,000, net of taxes, during the fourth quarter of fiscal 2005.

In January 2006, Embassy entered into a contract of sale, as amended, on its building with a non-affiliated third party for a purchase price of approximately $6.4 million. The contract is scheduled to close on or about June 1, 2006. The Company intends to use the net proceeds from this sale to satisfy an existing mortgage on the building of approximately $1.3 million and to reduce its short and long-term debt. The Company expects to report a pre-tax gain from the sale of the building of approximately $5.0 million in its second fiscal quarter of 2006.

Green Manufacturing, Inc.—Agricultural Products Division

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

The Company recognized a gain on the sale of these assets of approximately $312,000, net of taxes, in fiscal 2005.

Green Manufacturing, Inc.—Access Division

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

The Company recognized a gain on the sale of these assets of approximately $71,000, net of taxes, in the fiscal 2005.

Green Manufacturing, Inc.—Hydraulic Cylinder Division

In December 2004, pursuant to an Asset Purchase Agreement and other related documents (collectively, the “Cylinder APA”), among P&F, Green and Rosenboom Machine & Tool, Inc. (“RMT”) (an unaffiliated third party), Green sold certain of its assets comprising its Hydraulic Cylinder Division to RMT. The assets sold pursuant to the Cylinder APA include, among others, property, machinery and equipment, raw materials, work-in process inventory and certain intangibles. Green also sold the land and building in which the division was housed to RMT in connection with this transaction. Green received net cash proceeds of approximately $3,679,000 and a promissory note of approximately $686,000 at the closing, which note was satisfied in December 2005. In addition, Green may receive additional consideration in the form of commissions through December 2009 based upon certain future sales by RMT. In fiscal 2005 and 2004, Green received approximately $433,000 and $11,000, respectively, in additional consideration. In addition, RMT agreed to hire all Green Hydraulic Cylinder Division employees in Bowling Green, Ohio and, as a result of the transaction, Green has effectively exited the hydraulic cylinder business.

The Company recognized a gain on the sale of these assets of approximately $88,000, net of taxes of $46,000, in fiscal 2004. Green has effectively ceased all operating activities.

The following amounts related to Embassy and Green have been segregated from the Company’s continuing operations and are reported as assets held for sale and assets and liabilities of discontinued operations in the consolidated balance sheets:

	December 31, 2005		December 31, 2004
	Current	Long-term	Current	Long-term
Assets held for sale and assets of discontinued operations:
Accounts receivable	$—	$—	$4,379,000	$—
Inventories	—	—	2,696,000	—
Goodwill	—	—	—	848,000
Other assets	—	—	—	17,000
Prepaid expenses	77,000	—	181,000	—
Property and equipment	—	—	—	2,561,000
Assets held for sale	623,000	—	—	—
Total assets held for sale and assets of discontinued operations	$700,000	$—	$7,256,000	$3,426,000
Liabilities of discontinued operations:
Accounts payable and accrued expenses	$991,000	$—	$1,285,000	$—
Mortgage payable	1,367,000	—	113,000	1,367,000
Total liabilities of discontinued operations	$2,358,000	$—	$1,398,000	$1,367,000

Results of operations for Embassy and Green are included from the beginning of each fiscal period presented through the respective dates of asset disposition, and have been segregated from continuing operations and reflected as discontinued operations approximately as follows:

	Year Ended December 31,
	2005	2004	2003
Net revenues	$9,087,000	$25,894,000	$22,073,000
Earnings (loss) from operation of discontinued operations, before taxes	$(208,000)	$59,000	$(441,000)
Income tax (expense) benefit	82,000	(20,000)	181,000
Earnings (loss) from operation of discontinued operations	(126,000)	39,000	(260,000)
Gain on sale of discontinued operations, before taxes	2,919,000	134,000	—
Income tax expense	(1,069,000)	(46,000)	—
Gain on sale of discontinued operations	1,850,000	88,000	—
Earnings (loss) from discontinued operations	$1,724,000	$127,000	$(260,000)

RESULTS OF OPERATIONS

2005 Compared to 2004

Revenues

Revenues for the years ended December 31, 2005 and 2004 were as follows:

Year ended December 31,	Consolidated	Tools and other products	Hardware
2005	$107,978,000	$48,378,000	$59,600,000
2004	$88,064,000	$51,868,000	$36,196,000
% increase	22.6%	(6.7)%	64.7%

Revenues from tools and other products decreased due primarily to approximately $1,670,000 less in retail promotions in the period, as well as a decrease in base sales of approximately $2,386,000, offset by an increase of approximately $1,767,000 related to new product introductions. Base sales decreased as a result of decreased purchasing activity of approximately $1,373,000 from a significant customer as part of a program to reduce its overall inventory levels. Decreases in automotive revenues of approximately $933,000 were due primarily to the lack of inventory-stocking accounts that were obtained in 2004, as well as no significant new product introductions in this area in 2005. Decreases in revenues of approximately $200,000 at Franklin were due primarily to a significant customer that reduced its ordering. Further, revenues decreased in catalog sales of approximately $197,000, OEM products of approximately $120,000 and a decrease of approximately $288,000 attributable to the loss of a major customer in early 2004. Reduction of sales commission revenues of approximately $89,000 related to a product no longer being sold. These decreases were offset by an increase in revenues of approximately $353,000 in industrial sales and approximately $279,000 in Berkley sales. The Franklin Manufacturing division, formerly included in the hardware segment, relocated its operations to Florida Pneumatic in the first quarter of 2005 and is now included in the “Tools and other products” segment. Prior period amounts have been reclassified to reflect this change. The primary reasons for taking this action were for, among other things, synergies between the companies in the retail channel, principally selling to the same significant customer, and other operational synergies.

Revenues from hardware increased significantly as a result of the acquisition of Woodmark, which recorded a full year of revenues of approximately $40,483,000 in fiscal 2005 versus approximately $19,721,000 in revenues during second half of 2004. Revenues from the sale of staircase components continue to increase, benefiting from strong new housing starts. These revenues have more than offset weakness in demand for our kitchen and bath products sold into the mobile home and remodeling markets. Moreover, Nationwide’s revenues increased by approximately $2,642,000, or 16.0%, primarily attributable to an increase of approximately $1,297,000 in sales of fencing products and an increase of approximately $1,229,000 in OEM, which was due primarily to the addition of new OEM customers.

All revenues are generated in U.S. dollars and are not impacted by changes in foreign currency exchange rates.

Gross Profit

Gross profit for the years ended December 31, 2005 and 2004 was as follows:

Year ended December 31,	Consolidated	Tools and other products	Hardware
2005	$34,159,000	$13,972,000	$20,187,000
	31.6%	28.9%	33.9%
2004	$27,795,000	$15,509,000	$12,286,000
	31.6%	30.0%	33.9%

The decrease in the gross profit percentage from tools and other products was due primarily to the impact of the weakness of the U.S. dollar in relation to the New Taiwan dollar and by a less favorable product mix, offset by other cost reductions and productivity improvements. The gross profit percentage from hardware products remained consistent. Some cost increases from Asian suppliers, due to increases in the cost of metals, were offset by a favorable product mix and a shift by Nationwide to lower-cost suppliers for some products.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative (“SG&A”) expenses increased $4,415,000, or 22.2%, from $19,870,000 to $24,285,000. Increased SG&A expenses are associated with a 22.6% increase in revenues and were due primarily to increased personnel-related expenses from additional personnel and west-coast expansion at Countrywide to support growth, increased freight costs due to fuel surcharges and sales territory expansion and increases related to professional fees principally for certain non-recurring M&A activities and corporate compliance and reporting requirements, offset by a reduction in certain warranty expenses. Due to increases in revenues, SG&A expenses as a percentage of revenues decreased slightly from 22.6% to 22.5%.

Interest—Net

Net interest expense increased $747,000, or 65.1%, from $1,149,000 to $1,896,000, due primarily to a full year of interest related to the amounts borrowed under the Company’s term loan facility to finance the Woodmark acquisition transaction on June 30, 2004, as well as the issuance and assumption of certain notes related thereto. Interest expense on borrowings under the term loan facility increased by approximately $507,000, which had lower average borrowings during the year due to repayments, offset by higher average interest rates. Interest expense on the acquisition-related notes increased by approximately $57,000. Interest expense on borrowings under the Company’s revolving credit loan facility increased by approximately $170,000, as higher average borrowings were further impacted by higher average interest rates.

Income Taxes

The effective tax rates for the years ended December 31, 2005 and 2004 were 39.2% and 42.3%, respectively. The net decrease in the effective tax rate was due primarily to an adjustment for taxes no longer required and an increase in expenses that are not deductible for tax purposes, including executive compensation in excess of $1,000,000. (See Note 12 to the Notes to Consolidated Financial Statements.)

2004 Compared to 2003

Revenues

Revenues for the years ended December 31, 2004 and 2003 were as follows:

Year ended December 31,	Consolidated	Tools and other products	Hardware
2004	$88,064,000	$51,868,000	$36,196,000
2003	$64,267,000	$49,781,000	$14,486,000
% increase	37.0%	4.2%	149.8%

Revenues from tools and other products increased due primarily to: increases in retail promotions, new product introductions and base sales of approximately $2,085,000, $1,755,000 and $236,000, respectively, from two major retailers; increases in sales to the automotive after-market of approximately $1,381,000, of which $968,000 related to sales from new product introductions; increases in catalog sales of approximately $496,000; and increases in sales of OEM products of approximately $578,000, primarily from the addition of a new product. These increases were offset by a decrease of approximately $3,914,000 attributable to the loss of a major customer in early 2004, the reduction of sales commission revenues of approximately $311,000 related to a product no longer being sold and a decrease in revenues of approximately $166,000, or 3.6%, at Franklin, related to a significant customer that reduced its ordering. Selling prices of pneumatic tools and related equipment were unchanged.

Revenues from hardware increased significantly as a result of the acquisition of Woodmark, which recorded approximately $19,721,000 in revenues during second half of 2004. Moreover, Nationwide’s revenues increased by approximately $1,989,000, or 13.7%, primarily attributable to an increase of approximately $2,194,000 in sales of fencing products, which was partially offset by decreases in OEM sales of approximately $251,000. During the first quarter of 2004, the Company incurred increases in the price of steel. Effective February 1, 2004, Nationwide began charging fencing product customers an additional 4-5% to cover the increased cost. During April of 2004, the Company began increasing prices to customers at Nationwide in an effort to cover the cost increases.

All revenues are generated in U.S. dollars and are not impacted by changes in foreign currency exchange rates.

Gross Profit

Gross profit for the years ended December 31, 2004 and 2003 was as follows:

Year ended December 31,	Consolidated	Tools and other products	Hardware
2004	$27,795,000	$15,509,000	$12,286,000
	31.6%	30.0%	33.9%
2003	$21,645,000	$16,269,000	$5,376,000
	33.7%	32.7%	37.1%

The decrease in the gross profit percentage from tools and other products was due primarily to the impact of the weakness of the U.S. dollar in relation to the Japanese yen and the New Taiwan dollar, the loss of a major customer with a better-than-average gross margin and by a less favorable product mix, offset by other cost reductions and productivity improvements. The decrease in the gross profit percentage from hardware products was due primarily to the inclusion of Woodmark, whose gross profit percentage of 31.1% was less than this segment’s 2003 average. The gross profit percentage for the other company in the hardware products segment was 37.3%. The gross profit percentage increased slightly compared with the prior year due to a more favorable product mix in its OEM business.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative (“SG&A”) expenses increased $4,726,000, or 31.2%, from $15,144,000 to $19,870,000. SG&A expenses increased due primarily to the inclusion of $2,689,000 of expenses related to Woodmark in the second half of the year, increased compensation resulting from a change in executive personnel at Nationwide and, to a lesser extent, to increased compensation tied to higher profitability and increases related to professional fees, mainly related to corporate compliance and reporting requirements. These increases were partially offset by decreases resulting from cost-cutting efforts in each segment. However, due to increases in revenues, SG&A expenses as a percentage of revenues decreased from 23.6% to 22.6%.

Interest—Net

Net interest expense increased $469,000, or 68.9%, from $680,000 to $1,149,000, due primarily to the amounts borrowed under the Company’s term loan facility to finance the Woodmark acquisition transaction on June 30, 2004, as well as the issuance and assumption of certain notes related thereto. Interest expense on borrowings under the term loan facility increased by approximately $444,000 and interest expense on the acquisition-related notes approximated $57,000. Interest expense on borrowings under the Company’s revolving credit loan facility decreased by approximately $8,000, as lower average borrowings were offset by higher average interest rates.

Income Taxes

The effective tax rates for the years ended December 31, 2004 and 2003 were 42.3% and 37.8%, respectively. The increase in the effective tax rate was due primarily to an increase in expenses that are not deductible for tax purposes, including executive compensation in excess of $1,000,000. (See Note 12 to the Notes to Consolidated Financial Statements.)

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

The Company gauges its liquidity and financial stability by the measurements shown in the following table (dollar amounts in thousands):

	December 31,
	2005	2004	2003
Working Capital	$27,981	$29,530	$20,960
Current Ratio	2.51 to 1	2.69 to 1	2.72 to 1
Shareholders’ Equity	$47,716	$41,168	$36,978

In connection with Countrywide’s acquisition of all of the stock of Nationwide in 2002, the Company was liable for contingent earnout payments to Nationwide’s previous owner, in amounts equal to 30% of the excess of Nationwide’s earnings, before amortization of intangible assets, interest and taxes, over $2,500,000, for each of the five twelve-month periods subsequent to the acquisition date. In July 2005, the Company entered into a settlement agreement and amendment to the purchase agreement with Nationwide’s previous owner regarding such future contingent earnout payments. In connection therewith, the Company made a payment of $1,250,000 in full and final settlement of the outstanding and remaining contingent earnout payments. These payments have been treated as additions to goodwill. During 2005, the Company recorded net additions to goodwill of approximately $944,000, related to contingent earnout payments. (See Note 6 to the Notes to Consolidated Condensed Financial Statements.)

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

In connection with the sale of certain assets of Embassy in October 2005, the Company recorded a receivable of approximately $1,233,000, comprised of a working capital adjustment of approximately $433,000 and approximately $800,000 of escrow monies due, subject to certain conditions of release. In January 2006, the Company received approximately $833,000 in cash relating to the working capital adjustment and a partial release of escrow monies. The balance of the escrow monies due are expected to be paid to the Company in June 2007.

Embassy participated in a multi-employer pension plan until it sold substantially all of its operating assets in October 2005. This plan provided defined benefits to all of its union workers. Contributions to this plan were determined by the union contract. The Company does not administer the plan funds and does not have any control over the plan funds. As a result of Embassy’s withdrawal from the plan, it has estimated and recorded a withdrawal liability of approximately $279,000, which is expected to be payable in quarterly installments of approximately $8,200 from May 2006 through February 2026.

In January 2006, Embassy entered into a contract of sale on its building with a non-affiliated third party for a purchase price of approximately $6.4 million. The contract is scheduled to close on or about June 1, 2006. The Company intends to use the net proceeds from this sale to satisfy an existing mortgage on the building of approximately $1.3 million and to reduce its short and long-term debt. The Company expects to report a pre-tax gain from the sale of the building of approximately $5.0 million in its second fiscal quarter of 2006.

Cash increased $582,000 from $1,190,000 as of December 31, 2004 to $1,772,000, as of December 31, 2005. The Company’s debt levels decreased from $33,430,000 at December 31, 2004 to $23,631,000 at December 31, 2005, due primarily to repayments from earnings. The Company’s total percent of debt to total book capitalization (debt plus equity) decreased from 47.6% at December 31, 2004 to 35.8% at December 31, 2005.

Cash provided by operating activities of continuing operations for 2005, 2004 and 2003 was approximately $3,836,000, $6,176,000 and $4,953,000, respectively. The Company believes that cash on hand derived from operations and cash available through borrowings under its credit facilities will be sufficient to allow the Company to meet its foreseeable working capital needs.

During 2005, gross accounts receivable increased by approximately $1,462,000. Increases (decreases) were approximately $1,625,000 and $(163,000) at Florida Pneumatic and Countrywide, respectively. The increase in Florida Pneumatic’s gross accounts receivable resulted from delays in payment from a major customer resulting from a large promotion that are expected to be paid in the first quarter of 2006. The decrease at Countrywide was due primarily to an improvement in collection efforts at Woodmark.

During 2005, inventories increased by approximately $2,797,000. Increases were approximately $909,000 and $1,888,000 at Florida Pneumatic and Countrywide, respectively. Inventory levels at Florida Pneumatic increased as a result of the timing of inventory purchases. The increase at Countrywide was due primarily to an increase at Woodmark, which accelerated inventory purchases in anticipation of a vendor’s plant shutdown and relocation in the first quarter of 2006.

During 2005, short-term borrowings decreased by $1,000,000 primarily from repayments from earnings and the timing of working capital requirements.

During 2005, accounts payable decreased by approximately $204,000. Increases (decreases) were approximately $(671,000) and $467,000 at Florida Pneumatic and Countrywide, respectively. The decreases at Florida Pneumatic were due primarily to the timing of payments associated with inventory purchases. The increase at Countrywide was due primarily the increase in Woodmark’s inventory purchases, as described above.

On June 30, 2004, in conjunction with the Woodmark acquisition transaction, the Company entered into a credit agreement with Citibank and another bank. This agreement, as amended from time to time, provides the Company with various credit facilities, including revolving credit loans, term loans for acquisitions and a foreign exchange line. The credit agreement expires in June 2006 and is subject to annual review by the lending banks. (See Notes 7 and 9 to the Notes to Consolidated Financial Statements.)

The revolving credit loan facility provides a maximum of $12,000,000, with various sublimits, for direct borrowings, letters of credit, bankers’ acceptances and equipment loans. There are no commitment fees for any unused portion of this credit facility. At December 31, 2005, there was $3,000,000 outstanding against the revolving credit loan facility, and there were no open letters of credit.

The term loan facility provides a maximum commitment of $34,000,000 to finance acquisitions subject to the approval of the lending banks. There are no commitment fees for any unused portion of this credit facility. The Company borrowed $29,000,000 against this facility to finance the Woodmark acquisition transaction in June 2004, and there was $17,400,000, including amounts rolled over from the prior term loan facility, outstanding against the term loan facility at December 31, 2005.

The foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding under the foreign exchange line at December 31, 2005, based on that day’s closing spot rate, was approximately $1,393,000.

Under its credit agreement, the Company is required to adhere to certain financial covenants. At December 31, 2005, and for the year then ended, the Company was in compliance with all of these covenants. Certain of the Company’s mortgage agreements also require the Company to adhere to certain financial covenants. At December 31, 2005, and for the year then ended, the Company was in compliance with all of these covenants.

Capital spending was approximately $600,000, $418,000 and $294,000 in 2005, 2004 and 2003, respectively, which amounts were provided from working capital. Capital expenditures for 2006 are expected to be approximately $1,500,000, some of which may be financed through the Company’s credit facilities. Included in the expected total for 2006 are capital expenditures relating to renovation and expansion of corporate and operating facilities, new products, expansion of existing product lines and replacement of equipment.

OFF-BALANCE SHEET ARRANGEMENTS

The Company’s foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of foreign currencies needed for payments to foreign suppliers. The Company has not purchased forward contracts on New Taiwan dollars. The total amount of foreign currency forward contracts outstanding at December 31, 2005, based on that day’s closing spot rate, was approximately $1,393,000.

The Company, through Florida Pneumatic, imports a significant amount of its purchases from Japan, with payment due in Japanese yen. As a result, the Company is subject to the effects of foreign currency exchange fluctuations. The Company uses a variety of techniques to protect itself from any adverse effects from these fluctuations, including increasing its selling prices, obtaining price reductions from its overseas suppliers, using alternative supplier sources and entering into foreign currency forward contracts. The decrease in the strength of the Japanese yen versus the U.S. dollar from 2004 to 2005 had a positive effect on the Company’s results of operations and its financial position. Since December 31, 2005, the relative value of the U.S dollar in relation to the Japanese yen has continued to increase over fiscal 2005 averages. There can be no assurance as to the future trend of this value. (See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”)

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

CONTRACTUAL OBLIGATIONS

At December 31, 2005, the Company had certain contractual obligations as set forth in the following tables:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1–3 years	4–5 years	More than 5 years
Long-term debt obligations(a)	$28,483,000	$6,769,000	$13,195,000	$7,894,000	$625,000
Purchase obligations(b)	12,740,000	12,740,000	—	—	—
Operating lease obligations	3,594,000	949,000	1,636,000	573,000	436,000
Total contractual obligations	$44,817,000	$20,458,000	$14,831,000	$8,467,000	$1,061,000

(a)              Long-term debt includes a term loan, notes payable related to the Woodmark acquisition and mortgage loans. Embassy’s mortgage loan, which was approximately $1.4 million at December 31, 2005, is included in “Liabilities of Discontinued Operations” on the consolidated balance sheet. The amounts shown in the table include expected interest payments. For long-term debt not subject to a pre-determined fixed rate of interest, the expected interest payments were calculated on the basis of the Company’s borrowing rate of 6.2% at December 31, 2005. (See Note 9 to the Notes to Consolidated Financial Statements.)

(b)             The Company enters into contractual arrangements for purchase commitments in the ordinary course of business to ensure adequate levels of inventories, including raw material and sourced products. (See Note 13 to the Notes to Consolidated Financial Statements.)

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

The value of the U.S. dollar affects the Company’s financial results. Changes in exchange rates may positively or negatively affect the Company’s gross margins through its inventory purchases and operating expenses through realized foreign exchange gains or losses. The Company engages in hedging programs aimed at limiting, in part, the impact of currency fluctuations. Using primarily forward exchange contracts, the Company hedges some of those transactions that, when remeasured according to accounting principles generally accepted in the United States of America, impact the statement of earnings. Factors that could impact the effectiveness of the Company’s programs include volatility of the currency markets and availability of hedging instruments. All currency contracts that are entered into by the Company are components of hedging programs and are entered into not for speculation but for the sole purpose of hedging an existing or anticipated currency exposure. The Company does not buy or sell financial instruments for trading purposes. Although the Company maintains these programs to reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a weakening exchange rate against currencies in which the Company incurs costs, the Company’s costs are adversely affected.

The Company accounts for changes in the fair value of its foreign currency contracts by marking them to market and recognizing any resulting gains or losses through its statement of earnings. The Company also marks its yen-denominated payables to market, recognizing any resulting gains or losses in its statement of earnings. At December 31, 2005, the Company had foreign currency forward contracts, maturing in 2006, to purchase Japanese yen at contracted forward rates. The value of these contracts at December 31, 2005, based on that day’s closing spot rate, was approximately $1,393,000, which was the approximate value of the Company’s corresponding yen-denominated accounts payable. During the years ended December 31, 2005, 2004 and 2003, the Company recorded in its cost of sales a net realized gain (loss) of approximately $(135,000), $(96,000) and $105,000, respectively, on foreign currency transactions. At December 31, 2005 and 2004, the Company had no material unrealized gains or losses on foreign currency transactions.

The potential loss in value of the Company’s net investment in foreign currency forward contracts resulting from a hypothetical 10 percent adverse change in foreign currency exchange rates at December 31, 2005 was approximately $157,000. (See Note 1 to the Notes to Consolidated Financial Statements.)

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and short-term debt, approximate fair value as of December 31, 2005 and 2004 because of the relatively short-term maturity of these financial instruments. The carrying amounts reported for long-term debt approximate fair value as of December 31, 2005 and 2004 because, in general, the interest rates underlying the instruments fluctuate with market rates.

ITEM 8.                Financial Statements and Supplementary Data

P&F INDUSTRIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
P&F Industries, Inc.

We have audited the accompanying consolidated balance sheet of P&F Industries, Inc. and Subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of earnings, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of P&F Industries, Inc. and Subsidiaries as of December 31, 2005, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of consolidated financial statements and supplementary data is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Melville, New York
March 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
P&F Industries, Inc.
Melville, New York

We have audited the accompanying consolidated balance sheet of P&F Industries, Inc. and Subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2004. We have also audited the schedule listed in the accompanying index for each of the two years in the period ended December 31, 2004. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of P&F Industries, Inc. and Subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP

New York, New York
March 21, 2005 (except for Note 3, as to which the date is March 30, 2006)

P&F INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
CURRENT
Cash and cash equivalents	$1,771,624	$1,189,869
Accounts receivable—net	12,567,256	11,077,196
Notes and other receivables	2,727,393	1,849,030
Inventories—net	26,173,990	23,377,356
Deferred income taxes—net	1,496,000	1,070,000
Assets held for sale	623,519	—
Assets of discontinued operations	76,538	7,256,002
Prepaid expenses and other current assets	1,111,164	1,202,576
TOTAL CURRENT ASSETS	46,547,484	47,022,029
PROPERTY AND EQUIPMENT
Land	1,174,773	1,174,773
Buildings and improvements	5,219,993	5,193,231
Machinery and equipment	8,087,469	7,524,243
	14,482,235	13,892,247
Less accumulated depreciation and amortization	7,620,626	6,818,095
NET PROPERTY AND EQUIPMENT	6,861,609	7,074,152
GOODWILL	23,821,240	22,877,021
OTHER INTANGIBLE ASSETS—net	8,794,833	9,794,833
ASSETS OF DISCONTINUED OPERATIONS	—	3,425,628
OTHER ASSETS—net	808,381	650,704
TOTAL ASSETS	$86,833,547	$90,844,367

p

See accompanying notes to consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
	2005	2004
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$3,000,000	$4,000,000
Accounts payable	2,927,133	3,131,538
Income taxes payable	1,366,146	1,633,572
Accrued compensation	2,518,196	2,187,059
Other accrued liabilities	2,338,909	2,193,147
Current maturities of long-term debt	4,058,729	2,949,328
Liabilities of discontinued operations	2,357,573	1,397,622
TOTAL CURRENT LIABILITIES	18,566,686	17,492,266
LONG-TERM DEBT, less current maturities	19,572,651	30,480,327
LIABILITIES OF DISCONTINUED OPERATIONS	—	1,367,270
DEFERRED INCOME TAXES—net	978,000	337,000
TOTAL LIABILITIES	39,117,337	49,676,863
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock—$10 par; authorized—2,000,000 shares; no shares outstanding	—	—
Common stock
Class A—$1 par; authorized—7,000,000 shares; issued—3,814,367 and 3,777,367 shares	3,814,367	3,777,367
Class B—$1 par; authorized—2,000,000 shares; no shares issued	—	—
Additional paid-in capital	8,947,855	8,718,450
Retained earnings	36,969,119	30,398,528
Treasury stock, at cost (244,576 and 223,736 shares)	(2,015,131)	(1,726,841)
TOTAL SHAREHOLDERS’ EQUITY	47,716,210	41,167,504
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$86,833,547	$90,844,367

See accompanying notes to consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2005	2004	2003
Net revenues	$107,977,661	$88,063,861	$64,267,009
Cost of sales	73,818,395	60,268,610	42,622,294
Gross profit	34,159,266	27,795,251	21,644,715
Selling, general and administrative expenses	24,285,013	19,870,464	15,143,729
Operating income	9,874,253	7,924,787	6,500,986
Interest expense—net	1,896,265	1,148,585	680,149
Earnings from continuing operations before income taxes	7,977,988	6,776,202	5,820,837
Income taxes	3,131,000	2,865,000	2,198,000
Earnings from continuing operations before discontinued operations	4,846,988	3,911,202	3,622,837
Discontinued operations (net of taxes):
Earnings (loss) from operation of discontinued operations (net of tax expense (benefit) of $(82,000), $20,000 and $(181,000) for 2005, 2004 and 2003, respectively)	(126,592)	39,534	(259,888)
Gain on sale of discontinued operations (net of tax expense of $1,069,000 and $46,000 for 2005 and 2004, respectively)	1,850,195	87,827	—
Earnings (loss) from discontinued operations	1,723,603	127,361	(259,888)
Net earnings	$6,570,591	$4,038,563	$3,362,949
Basic earnings (loss) per common share:
Continuing operations	$1.36	$1.11	$1.03
Discontinued operations	.48	.04	(.07)
	$1.84	$1.15	$.96
Diluted earnings (loss) per common share:
Continuing operations	$1.25	$1.07	$1.01
Discontinued operations	.45	.03	(.07)
	$1.70	$1.10	$.94
Weighted average common shares outstanding:
Basic	3,571,785	3,522,094	3,506,820
Diluted	3,874,008	3,670,882	3,589,739

See accompanying notes to consolidated financial statements.

 P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31,		Class A Common Stock, $1 Par		Additional Paid-in	Retained	Treasury Stock
2005, 2004 and 2003	Total	Shares	Amount	Capital	Earnings	Shares	Amount
Balance, January 1, 2003	$33,823,410	3,690,367	$3,690,367	$8,540,528	$22,997,016	(176,045)	$(1,404,501)
Net earnings	3,362,949	—	—	—	3,362,949	—	—
Issuance of Class A common stock upon exercise of stock options	114,312	45,000	45,000	69,312	—	—	—
Purchase of Class A common stock	(322,340)	—	—	—	—	(47,691)	(322,340)
Balance, December 31, 2003	36,978,331	3,735,367	3,735,367	8,609,840	26,359,965	(223,736)	(1,726,841)
Net earnings	4,038,563	—	—	—	4,038,563	—	—
Issuance of Class A common stock upon exercise of stock options	150,610	42,000	42,000	108,610	—	—	—
Balance, December 31, 2004	41,167,504	3,777,367	3,777,367	8,718,450	30,398,528	(223,736)	(1,726,841)
Net earnings	6,570,591	—	—	—	6,570,591	—	—
Issuance of Class A common stock upon exercise of stock options	266,405	37,000	37,000	229,405	—	—	—
Purchase of Class A common stock	(181,050)	—	—	—	—	(14,422)	(181,050)
Shares surrendered as payment for exercise of stock options	(107,240)	—	—	—	—	(6,418)	(107,240)
Balance, December 31, 2005	$47,716,210	3,814,367	$3,814,367	$8,947,855	$36,969,119	(244,576)	$(2,015,131)

See accompanying notes to consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities of Continuing Operations:
Net earnings	$6,570,591	$4,038,563	$3,362,949
(Earnings) loss from discontinued operations—net of taxes	(1,723,603)	(127,361)	259,888
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash charges and credits:
Depreciation and amortization	812,566	751,239	723,104
Amortization of other intangible assets	1,105,000	818,500	532,000
Amortization of other assets	6,000	6,000	6,000
Provision for losses on accounts receivable - net	(28,084)	(49,967)	(68,976)
Deferred income taxes—net	215,000	(385,000)	(346,000)
Loss on disposal of fixed assets	—	12,062	11,638
Changes in:
Accounts receivable	(1,461,976)	729,060	(663,756)
Notes and other receivables	1,128,952	(377,599)	51,561
Inventories	(2,796,634)	(2,475,549)	585,641
Prepaid expenses and other current assets	91,412	465,053	(332,819)
Other assets	(87,844)	574,914	641
Accounts payable	(204,405)	43,186	598,319
Accruals and other	209,473	2,152,616	232,397
Total adjustments	(2,734,143)	2,137,154	1,589,638
Net cash provided by operating activities of continuing operations	$3,836,448	$6,175,717	$4,952,587

See accompanying notes to consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
	2005	2004	2003
Cash Flows from Investing Activities of Continuing Operations:
Capital expenditures	$(600,023)	$(418,028)	$(294,216)
Purchase of certain assets, net of certain liabilities, of Woodmark International, L.P.	—	(27,160,000)	—
Additional payments for acquisition-related expenses	—	(989,385)	—
Additional purchase price adjustment	—	(340,357)	—
Proceeds from sale of certain assets of Green’s Access Division	880,069	—	—
Proceeds from sale of certain assets of Green’s Agricultural Division	225,000	—	—
Proceeds from sale of certain assets of Embassy Industries, Inc.	7,200,000	—	—
Proceeds from sale of certain assets of Green’s Cylinder Division	—	3,678,514	—
Additional payments for purchase of Nationwide Industries, Inc.	(944,219)	(488,797)	(351,082)
Proceeds from disposal of fixed assets	—	7,500	—
Net cash provided by (used in) investing activities of continuing operations	6,760,827	(25,710,553)	(645,298)
Cash Flows from Financing Activities of Continuing Operations:
Proceeds from short-term borrowings	17,000,000	14,000,000	9,500,000
Repayments of short-term borrowings	(18,000,000)	(13,000,000)	(11,000,000)
Proceeds from term loan	—	34,000,000	—
Repayments of term loan	(9,600,000)	(12,250,000)	—
Principal payments on long-term debt	(198,275)	(204,305)	(2,476,294)
Proceeds from exercise of stock options	159,165	150,610	114,312
Purchase of Class A common stock	(181,050)	—	(322,340)
Net cash (used in) provided by financing activities of continuing operations	(10,820,160)	22,696,305	(4,184,322)

See accompanying notes to consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
	2005	2004	2003
Cash Flows from Discontinued Operations:
Net cash provided by (used in) operating activities	1,907,584	(419,760)	256,696
Net cash used in investing activities	(989,790)	(1,472,096)	(921,771)
Net cash used in financing activities	(113,154)	(293,153)	(268,705)
Net cash provided by (used in) discontinued operations	804,640	(2,185,009)	(933,780)
NET INCREASE (DECREASE) IN CASH	581,755	976,460	(810,813)
Cash and cash equivalents at beginning of year	1,189,869	213,409	1,024,222
Cash and cash equivalents at end of year	$1,771,624	$1,189,869	$213,409

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$1,871,000	$1,060,000	$746,000
Income taxes	$4,033,000	$1,366,000	$2,509,000

Non-cash investing and financing activities were as follows:

In connection with the sale of certain assets of Embassy in October 2005, the Company recorded a receivable of approximately $1,233,000 related to escrow monies due, subject to certain conditions of release, and a working capital adjustment.

In connection with the sale of certain assets of Green’s Agricultural Division in July 2005, the Company received interest-bearing promissory notes of approximately $305,000, payable in varying amounts through July 2009.

In connection with the sale of certain assets of Green’s Access Division in February 2005, the Company received interest-bearing promissory notes of approximately $877,000, as adjusted, payable in varying amounts through November 2006.

During 2005, the Company received 6,418 shares of Class A Common Stock in connection with the exercise of options to purchase 14,000 shares of Class A Common Stock. The value of these shares was recorded at $107,240.

In connection with the sale of certain assets of Green’s Cylinder Division in December 2004, the Company received an interest bearing promissory note of approximately $686,000, payable monthly through December 2005. In addition, the Company entered into a finished goods inventory purchase agreement with the buyer and recorded a receivable of approximately $889,000.

In connection with the Woodmark acquisition transaction in June 2004, the Company issued a note payable to the sellers in the amount of $1,218,000. The Company also assumed a note payable to the sellers in the amount of $2,190,000.

See accompanying notes to consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

NOTE 1—SUMMARY OF ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements contained herein include the accounts of P&F Industries, Inc. and its subsidiaries (“P&F”). All significant intercompany balances and transactions have been eliminated.

P&F conducts its business operations through two of its wholly-owned subsidiaries: Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Countrywide Hardware, Inc. (“Countrywide”). P&F and its subsidiaries are herein referred to collectively as the “Company.” In addition, the words “we”, “our” and “us” refer to the Company.

Florida Pneumatic is engaged in the importation, manufacture and sale of pneumatic hand tools, primarily for the industrial, retail and automotive markets, and the importation and sale of compressor air filters. Florida Pneumatic also markets, through its Berkley Tool division (“Berkley”), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely-used brand of pipe cutting and threading machines. In addition, through its Franklin Manufacturing (“Franklin”) division, Florida Pneumatic imports a line of door and window hardware. Countrywide conducts its business operations through Nationwide Industries, Inc. (“Nationwide”) and through Woodmark International, L.P. (“Woodmark”), a limited partnership between Countrywide and WILP Holdings, Inc. (See Note 2 for information regarding the June 2004 Woodmark acquisition transaction.) Nationwide is an importer and manufacturer of door, window and fencing hardware. Woodmark is an importer of builders’ hardware, including staircase components and kitchen and bath hardware and accessories. In January 2006, Countrywide acquired substantially all of the operating assets of Pacific Stair Products, Inc. (“Pacific Stair”). Pacific Stair is a manufacturer of premium stair rail products and a distributor of Woodmark’s staircase components to the building industry, primarily in southern California and the southwestern region of the United States (see Note 16).

The Company’s wholly-owned subsidiary, Embassy Industries, Inc. (“Embassy”), was engaged in the manufacture and sale of baseboard heating products and the importation and sale of radiant heating systems until it exited that business in October 2005 through the sale of substantially all of its non-real estate assets (see Note 3). The Company’s wholly-owned subsidiary, Green Manufacturing, Inc. (“Green”), was primarily engaged in the manufacture, development and sale of heavy-duty welded custom designed hydraulic cylinders until it exited that business in December 2004 through the sale of certain assets. Green also manufactured a line of access equipment for the petro-chemical industry until it exited that business in February 2005 through the sale of certain assets and a line of post hole digging equipment for the agricultural industry until it exited that business in July 2005 through the sale of certain assets. Green has effectively ceased all operating activities. The assets and liabilities and results of operations of Embassy and Green have been segregated and reported separately as discontinued operations in the consolidated financial statements (see Note 3).

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

Reclassifications

Certain prior years’ amounts in the Consolidated Financial Statements have been reclassified to conform to the current year’s presentation.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectibility is reasonably assured. The Company sells its goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods. Revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale. Other than standard product warranty provisions, the Company’s sales arrangements provide for no other, or insignificant, post-shipment obligations. The Company does offer rebates and other sales incentives, promotional allowances or discounts, from time to time and for certain customers, typically related to customer purchase volume, all of which are fixed or determinable and are classified as a reduction of revenue and recorded at the time of sale. The Company periodically evaluates whether an allowance for sales returns is necessary. Historically, the Company has experienced little, if any, sales returns. If the Company believes there are potential sales returns, the Company would provide any necessary provision against sales.

Shipping and Handling Costs

The Company generally does not bill customers for shipping and handling costs. Expenses for shipping and handling costs are included in selling, general and administrative expenses, and totaled approximately $1,971,000, $1,366,000 and $1,250,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with maturities of three months or less from the date of acquisition.

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, notes receivables, accounts payable and short-term debt, approximate fair value as of December 31, 2005 and 2004 because of the relatively short-term maturity of these financial instruments. The carrying amounts reported for long-term debt approximate fair value as of December 31, 2005 and 2004 because, in general, the interest rates underlying the instruments fluctuate with market rates.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. The Company sells its products to retailers, distributors and original equipment manufacturers involved in a variety of industries, hardware, tools and mobile equipment. The Company performs continuing credit evaluations of its customers’ financial condition, and although the Company generally does not require collateral, letters of credit may be required from customers in certain circumstances.

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. The Company also records additional allowances based on certain percentages of aged receivables, based on historical experience and the Company’s assessment of the general financial conditions affecting its customer base. If actual collections experience changes, revisions to the allowance may be required. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in the credit worthiness of any of these customers or any other matters affecting the collectibility of amounts due from such customers could have a material affect on the Company’s results of operations in the period in which such changes or events occur. After all reasonable attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes that its allowance for doubtful accounts as of December 31, 2005 was adequate. However, actual write-offs might exceed the recorded allowance.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of temporary cash investments, accounts receivable and notes receivables. The Company places its cash in overnight money market instruments with high quality financial institutions, which, by policy, limit the amount of credit exposure in any one financial instrument. The Company principally sells its products domestically to customers in diversified industries and therefore, has no other significant concentrations of credit risk other than with two major customers (see Notes 3 and 14).

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method. The inventory balance, which includes materials, labor and manufacturing overhead costs, is recorded net of an allowance for obsolete or unmarketable inventory. Such allowance is based upon both historical experience and management’s understanding of market conditions and forecasts of future product demand. If the actual amount of obsolete or unmarketable inventory significantly exceeds the estimated allowance, the Company’s cost of sales, gross profit and net earnings would be significantly affected.

Property and Equipment and Depreciation and Amortization

Property and equipment are stated at cost less accumulated depreciation and amortization. The Company capitalizes items in excess of $1,000. Minor replacements and maintenance and repair items are charged to expense as incurred. Upon disposal or retirement of assets, the cost and related accumulated depreciation are removed from the Company’s consolidated balance sheet.

Depreciation and amortization are computed by using the straight-line method for financial reporting purposes and the straight-line and accelerated methods for income tax purposes. The estimated useful lives for financial reporting purposes are as follows:

Buildings and improvements	10 – 31.5 years
Machinery and equipment	3 – 12 years

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

Goodwill and Other Intangible Assets

Goodwill is carried at cost. Goodwill is not amortized but is subject to an annual test for impairment at the reporting unit level (operating segment or one level below an operating segment) and between annual tests in certain circumstances. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company’s reporting units with the reporting unit’s carrying amount, including goodwill. The Company generally determines the fair value of its reporting units using the expected present value of future cash flows, giving consideration to the market valuation approach. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.

Intangible assets other than goodwill are carried at cost less accumulated amortization. Intangible assets are generally amortized on a straight-line basis over the useful lives of the respective assets, generally five to fifteen years. Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset.

Warranty Liability

The Company offers its customers certain warranties against product defects for periods ranging from one to three years, depending on the specific product and terms of the customer purchase agreement. However, certain products were sold in the past with lifetime warranties. The Company’s typical warranties require it to repair or replace the defective products during the warranty period at no cost to the customer. At the time the product revenue is recognized, the Company records a liability for estimated costs under its warranties. The costs are estimated based on historical experience. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts necessary. While the Company believes that its estimated liability for product warranties is adequate and that the judgment applied is appropriate, the estimated liability for the product warranties could differ materially from future actual warranty costs.

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

Advertising

The Company expenses its costs of advertising in the period in which they are incurred. Advertising costs for the years ended December 31, 2005, 2004 and 2003 were $2,109,000, $1,862,000 and $1,438,000, respectively.

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Year Ended December 31,
Numerator:	2005	2004	2003
Numerator for basic and diluted earnings (loss) per common share:
Earnings from continuing operations	$4,847,000	$3,911,000	$3,623,000
Discontinued operations, net of taxes	1,724,000	128,000	(260,000)
Net earnings	$6,571,000	$4,039,000	$3,363,000
Denominator:
Denominator for basic earnings (loss) per share - weighted average common shares outstanding	3,572,000	3,522,000	3,507,000
Effect of dilutive securities:
Stock options	302,000	149,000	83,000
Denominator for diluted earnings (loss) per share—adjusted weighted average common shares and assumed conversions	3,874,000	3,671,000	3,590,000

At December 31, 2005, 2004 and 2003 and during the years then ended there were outstanding stock options whose exercise prices were higher than the average market values for the respective periods. These options are anti-dilutive and are excluded from the computation of earnings (loss) per share. The weighted average anti-dilutive options outstanding for the years ended December 31, 2005, 2004 and 2003 were 14,250, 20,453 and 181,207, respectively.

Stock-Based Compensation

The Company accounts for its stock option awards to its employees under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied, as required by SFAS 123. “Accounting for Stock Based Compensation” (SFAS 123).

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

	Year Ended December 31,
	2005	2004	2003
Risk-free interest rate	4.0%	4.5%	—
Volatility	37.0%	35.0%	—
Expected life (years)	10	9.3	—

The weighted-average fair value of options for which the exercise price equaled the market price on the grant date was $9.09 and $4.43 in 2005 and 2004, respectively. The weighted-average fair value of options for which the exercise price exceeded the market price on the grant date was $2.50 in 2004. No options for which the exercise price exceeded the market price on the grant date were granted in 2005. No options were granted in 2003.

Under the provisions of SFAS 123, the Company’s net earnings and its basic and diluted earnings per common share would have changed to the pro forma amounts indicated below:

	Year Ended December 31,
	2005	2004	2003
Net earnings as reported	$6,571,000	$4,039,000	$3,363,000
Deduct: Total stock-based employee compensation expense determined under fair value method, net of related tax effects	(161,000)	(400,000)	—
Pro forma net earnings	$6,410,000	$3,639,000	$3,363,000
Basic earnings per common share:
As reported	$1.84	$1.15	$.96
Pro forma	$1.79	$1.03	$.96
Diluted earnings per common share:
As reported	$1.70	$1.10	$.94
Pro forma	$1.66	$.99	$.94

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

The Company accounts for changes in the fair value of its foreign currency contracts by marking them to market and recognizing any resulting gains or losses through its statement of earnings. The Company also marks its yen-denominated payables to market, recognizing any resulting gains or losses in its statement of earnings. At December 31, 2005, the Company had foreign currency forward contracts, maturing in 2006, to purchase Japanese yen at contracted forward rates. The value of these contracts at December 31, 2005, based on that day’s closing spot rate, was approximately $1,393,000, which was the approximate value of the Company’s yen-denominated accounts payable. During the years ended December 31, 2005, 2004 and 2003, the Company recorded in its cost of sales a net realized gain (loss) of approximately $(135,000), $(96,000) and $105,000, respectively, on foreign currency transactions. At December 31, 2005 and 2004, the Company had no material unrealized gains or losses on foreign currency transactions.

New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition through a cumulative adjustment within net income of the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the specific transition provisions of any existing or future accounting pronouncements. The adoption of this statement is not expected to have a material effect on our financial position or results of operations.

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

NOTE 2—ACQUISITION

Woodmark International L.P.

On June 30, 2004, Woodmark, a Delaware limited partnership initially owned by P&F and Countrywide, acquired certain assets comprising the business of the former Woodmark International L.P., a Texas limited partnership, and its wholly-owned subsidiary, the former Stair House, Inc., a Georgia corporation (collectively, the “Sellers”), and assumed certain of the Sellers’ related liabilities (the “Woodmark acquisition transaction”). Woodmark is an importer of builders’ hardware, including staircase components and kitchen and bath hardware and accessories. As a result of this transaction, Countrywide has significantly increased its purchasing power and geographic distribution. Woodmark also agreed to make additional payments to the Sellers. The amount of these payments, which would be made as of either June 30, 2007 or June 30, 2009, are to be based on increases in earnings before interest and taxes, for the year ended on the respective date, over a base of $5,100,000. Woodmark has the option to make a payment as of June 30, 2007 in an amount equal to 48% of this increase. If Woodmark does not make this payment as of June 30, 2007, the Sellers may demand payment as of June 30, 2009 in an amount equal to 40% of the increase. Any such additional payments will be treated as additions to goodwill. The acquisition was financed through the Company’s senior credit facility with Citibank, described in Note 9. The consolidated financial statements presented herein include the results of operations for Woodmark for the period from July 1, 2004 to December 31, 2005.

The purchase price for this acquisition, negotiated on the basis of Woodmark’s historical financial performance, was as follows:

Cash paid at closing from borrowings under term loan	$27,160,000
Additional purchase price for working capital adjustment	340,000
Notes payable	3,408,000
Direct acquisition costs	990,000
Total purchase price	$31,898,000

The following table presents the estimated fair values of the net assets acquired and the amount allocated to goodwill:

Current and other assets		$10,437,000
Property and equipment		617,000
Identifiable intangible assets:
Customer relationships	$7,260,000
Vendor relationship	890,000
Trademark	690,000	8,840,000
		19,894,000
Less: liabilities assumed		671,000
Total fair value of net assets acquired		19,223,000
Goodwill		12,675,000
Total purchase price		$31,898,000

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

	Year Ended December 31,
	2004	2003
Net revenues	$104,571,000	$90,640,000
Net earnings from continuing operations	$4,922,000	$5,364,000
Earnings per common share from continuing operations:
Basic	$1.40	$1.53
Diluted	$1.34	$1.49

NOTE 3—DISCONTINUED OPERATIONS

Embassy Industries, Inc.

Pursuant to an Asset Purchase Agreement (the “Embassy APA”), dated as of October 11, 2005, among P&F, Embassy, Mestek, Inc. (“Mestek”) and Embassy Manufacturing, Inc., a wholly-owned subsidiary of Mestek (“EMI”), Embassy sold substantially all of its operating assets to EMI. The assets sold pursuant to the Embassy APA include, among others, machinery and equipment, inventory, accounts receivable and certain intangibles. Certain assets were retained by Embassy, including, but not limited to, cash and title to any real property owned by Embassy at the consummation of the sale to EMI. The consideration paid by EMI for the assets acquired pursuant to the Embassy APA was approximately $8,433,000 plus the assumption of certain liabilities and obligations of Embassy by EMI.

Pursuant to a Lease, dated as of October 11, 2005, between Embassy, as landlord and EMI, as tenant (the “EMI Lease”), Embassy has agreed to lease certain space (approximately 60,000 rentable square feet) in the building located at 300 Smith Street, Farmingdale, New York to EMI in connection with the operation of EMI’s business, at an annual rental rate of $480,000, payable in monthly installments of $40,000 each. The term of the EMI Lease is for a period of six (6) months commencing October 11, 2005 and terminating April 10, 2006; provided however, that, in the event EMI serves notice on Embassy by December 31, 2005, the Lease may be extended on a month to month basis to, and including, June 30, 2006. EMI has served notice on Embassy to extend the EMI Lease through May 31, 2006.

Embassy has effectively ceased all operating activities. The Company recognized a gain on the sale of these assets of approximately $1,467,000, net of taxes, during the fourth quarter of fiscal 2005.

In January 2006, Embassy entered into a contract of sale, as amended, on its building with a non-affiliated third party for a purchase price of approximately $6.4 million. The contract is scheduled to close on or about June 1, 2006. The Company intends to use the net proceeds from this sale to satisfy an existing mortgage on the building of approximately $1.3 million and to reduce its short and long-term debt. The Company expects to report a pre-tax gain from the sale of the building of approximately $5.0 million in its second fiscal quarter of 2006.

Green Manufacturing, Inc.—Agricultural Products Division

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

The Company recognized a gain on the sale of these assets of approximately $312,000, net of taxes, in fiscal 2005.

Green Manufacturing, Inc.—Access Division

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

The Company recognized a gain on the sale of these assets of approximately $71,000, net of taxes, in the fiscal 2005.

Green Manufacturing, Inc.—Hydraulic Cylinder Division

In December 2004, pursuant to an Asset Purchase Agreement and other related documents (collectively, the “Cylinder APA”), among P&F, Green and Rosenboom Machine & Tool, Inc. (“RMT”) (an unaffiliated third party), Green sold certain of its assets comprising its Hydraulic Cylinder Division to RMT. The assets sold pursuant to the Cylinder APA include, among others, property, machinery and equipment, raw materials, work-in process inventory and certain intangibles. Green also sold the land and building in which the division was housed to RMT in connection with this transaction. Green received net cash proceeds of approximately $3,679,000 and a promissory note of approximately $686,000 at the closing, which note was satisfied in December 2005. In addition, Green may receive additional consideration in the form of commissions through December 2009 based upon certain future sales by RMT. In fiscal 2005 and 2004, Green received approximately $433,000 and $11,000, respectively, in additional consideration. In addition, RMT agreed to hire all Green Hydraulic Cylinder Division employees in Bowling Green, Ohio and, as a result of the transaction, Green has effectively exited the hydraulic cylinder business.

The Company recognized a gain on the sale of these assets of approximately $88,000, net of taxes of $46,000, in fiscal 2004. Green has effectively ceased all operating activities.

The following amounts related to Embassy and Green have been segregated from the Company’s continuing operations and are reported as assets held for sale and assets and liabilities of discontinued operations in the consolidated balance sheets:

	December 31, 2005		December 31, 2004
	Current	Long-term	Current	Long-term
Assets held for sale and assets of discontinued operations:
Accounts receivable	$—	$—	$4,379,000	$—
Inventories	—	—	2,696,000	—
Goodwill	—	—	—	848,000
Other assets	—	—	—	17,000
Prepaid expenses	77,000	—	181,000	—
Property and equipment	—	—	—	2,561,000
Assets held for sale	623,000	—	—	—
Total assets held for sale and assets of discontinued operations	$700,000	$—	$7,256,000	$3,426,000
Liabilities of discontinued operations:
Accounts payable and accrued expenses	$991,000	$—	$1,285,000	$—
Mortgage payable	1,367,000	—	113,000	1,367,000
Total liabilities of discontinued operations	$2,358,000	$—	$1,398,000	$1,367,000

Results of operations for Embassy and Green are included from the beginning of each fiscal period presented through the respective dates of asset disposition, and have been segregated from continuing operations and reflected as discontinued operations approximately as follows:

	Year Ended December 31,
	2005	2004	2003
Net revenues	$9,087,000	$25,894,000	$22,073,000
Earnings (loss) from operation of discontinued operations, before taxes	$(208,000)	$59,000	$(441,000)
Income tax (expense) benefit	82,000	(20,000)	181 ,000
Earnings (loss) from operation of discontinued operations	(126,000)	39,000	(260,000)
Gain on sale of discontinued operations, before taxes	2,919,000	134,000	—
Income tax expense	(1,069,000)	(46,000)	—
Gain on sale of discontinued operations	1,850,000	88,000	—
Earnings (loss) from discontinued operations	$1,724,000	$127,000	$(260,000)

NOTE 4—ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable -net consists of:

	December 31,
	2005	2004
Trade accounts receivables	$12,757,000	$11,295,000
Allowance for doubtful accounts	(190,000)	(218,000)
	$12,567,000	$11,077,000

NOTE 5—INVENTORIES

Inventories—net consist of:

	December 31,
	2005	2004
Raw material	$2,209,000	$2,177,000
Work in process	349,000	350,000
Finished goods	25,597,000	22,682,000
	28,155,000	25,209,000
Reserve for obsolete and slow-moving inventories	(1,981,000)	(1,832,000)
	$26,174,000	$23,377,000

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill at December 31, 2005 and 2004 are as follows:

	Consolidated	Tools and other products	Hardware
Balance, January 1, 2004	$9,714,000	$2,394,000	$7,320,000
Goodwill acquired during the year	13,163,000	—	13,163,000
Balance, December 31, 2004	22,877,000	2,394,000	20,483,000
Goodwill acquired during the year	944,000	—	944,000
Balance, December 31, 2005	$23,821,000	$2,394,000	$21,427,000

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

Other intangible assets were as follows:

	December 31, 2005		December 31, 2004
	Cost	Accumulated amortization	Cost	Accumulated amortization
Other intangible assets:
Customer relationships	$9,160,000	$2,119,000	$9,160,000	$1,255,000
Vendor relationship	890,000	134,000	890,000	45,000
Employment agreement	760,000	557,000	760,000	405,000
Trademark	690,000	—	690,000	—
Licensing	105,000	—	—	—
Total	$11,605,000	$2,810,000	$11,500,000	$1,705,000

Amortization expense for intangible assets subject to amortization was approximately $1,105,000, $819,000 and $532,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Amortization expense for each of the next five years is estimated to be as follows 2006—$1,116,000; 2007—$761,000; 2008—$584,000; 2009—$584,000; and 2010—$584,000. The weighted average amortization period for intangible assets was 10.96 years and 11.6 years at December 31, 2005 and 2004, respectively.

NOTE 7—SHORT-TERM BORROWINGS

On June 30, 2004, in conjunction with the Woodmark acquisition transaction, the Company entered into a credit agreement with Citibank and another bank. This agreement includes a revolving credit loan facility, which provides a total of $12,000,000 for direct borrowings, with various sublimits for letters of credit, bankers’ acceptances and equipment loans. There are no commitment fees for any unused portion of this credit facility. The credit agreement expires in June 2006 and is subject to annual review by the lending banks. The credit agreement also includes a term loan facility, as described in Note 9.

Direct borrowings under the revolving credit loan facility are secured by the Company’s accounts receivable, inventory and equipment and are cross-guaranteed by each of the Company’s subsidiaries. These borrowings bear interest at either LIBOR (London InterBank Offered Rate) plus the currently applicable loan margin or the prime interest rate. At December 31, 2005 and 2004, the applicable loan margin added to LIBOR was 1.6%. At December 31, 2005, the prime interest rate and the LIBOR rate were 7.25% and approximately 4.50%, respectively. At December 31, 2004, the prime interest rate and the LIBOR rate were 5.25% and approximately 2.42%, respectively. At December 31, 2005 and 2004, there was $3,000,000 and $4,000,000, respectively, outstanding against the revolving credit loan facility. The weighted average interest rate on short-term borrowings during 2005 and 2004 were 6.18% and 4.30%, respectively. There were no commitments at December 31, 2005 for open letters of credit.

The credit agreement also includes a foreign exchange line, which provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of foreign currencies needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding under the foreign exchange line at December 31, 2005, based on that day’s closing spot rate, was approximately $1,393,000.

Under the terms of the Company’s credit agreement, the Company is required to adhere to certain financial covenants. At December 31, 2005, and for the year then ended, the Company was in compliance with all of these covenants.

NOTE 8—WARRANTY LIABILITY

Changes in the Company’s warranty liability, included in other accrued liabilities, for the years ended December 31, 2005 and 2004 were as follows:

	December 31,
	2005	2004
Balance, beginning of year	$509,947	$120,098
Addition related to the acquisition of Woodmark	—	148,487
Warranties issued and changes in estimated pre-existing warranties	451,846	944,068
Actual warranty costs incurred	(542,982)	(702,706)
Balance, end of year	$418,811	$509,947

NOTE 9—LONG-TERM DEBT

Long-term debt consists of:

	December 31,
	2005	2004
Term loan - $250,000 payable quarterly from September 2004 through June 2005. Principal amount outstanding at September 30, 2005 to be paid in 24 equal quarterly installments (plus interest at LIBOR plus the applicable loan margin of 1.75% or prime) from September 2005 through June 2011	$17,400,000	$27,000,000
Note payable to former owners of Woodmark—lump sum payment, plus interest payable monthly, due in June 2007. Interest accrues at the Company’s highest borrowing rate in effect under its credit agreement. At December 31, 2005, the applicable rate was LIBOR plus 1.75%	2,190,000	2,190,000
Note payable to former owners of Woodmark—lump sum payment due in June 2007. This non-interest bearing note was discounted at inception using the Company’s borrowing rate of 3.04%. These amounts include $57,500 and $19,167 of imputed interest expense recorded through December 31, 2005 and 2004, respectively.	1,275,500	1,237,167
Mortgage loan - $11,244 (plus interest at LIBOR plus 155 basis points) payable monthly through May 2009, when a final payment of approximately $1,090,000 is due(a)	1,551,733	1,675,422
Mortgage loan - $16,388 (including interest at 7.09%) payable monthly through March 2014(a)	1,214,147	1,327,066
	23,631,380	33,429,655
Less current maturities	4,058,729	2,949,328
	$19,572,651	$30,480,327

(a)           These mortgages payable relate to the land and buildings of certain of the Company’s subsidiaries. Property with a net book value of approximately $4,457,000 at December 31, 2005 is pledged as collateral.

The aggregate amounts of the long-term debt scheduled to mature in each of the years ended December 31 are approximately as follows: 2006—$4,059,000; 2007—$7,525,000; 2008—$4,065,000; 2009—$5,076,000; 2010—$2,351,000; 2011—$162,000; and 2012 and thereafter—$393,000. Interest expense on long-term debt was approximately $1,463,000, $859,000 and $604,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Embassy’s mortgage loan, which was approximately $1,367,000 and $1,480,000 at December 31, 2005 and 2004, respectively, is included in “Liabilities of Discontinued Operations” on the consolidated balance sheet (see Note 3).

The Company’s credit agreement also includes a term loan facility, which provides a maximum commitment of $34,000,000 to finance acquisitions subject to the approval of the lending banks. There are no commitment fees for any unused portion of this credit facility. Direct borrowings under the term loan are secured by the Company’s accounts receivable, inventory and equipment and are cross-guaranteed by each of the Company’s subsidiaries. These borrowings bear interest at either LIBOR plus the currently applicable loan margin or the prime interest rate. At December 31, 2005 and 2004, the applicable loan margin added to LIBOR was 1.75%. The Company borrowed $29,000,000 against this facility to finance the Woodmark acquisition transaction, and there was $17,400,000 outstanding against the term loan facility at December 31, 2005. The credit agreement expires in June 2006 and is subject to annual review by the lending banks.

Certain of the Company’s mortgage agreements require the Company to adhere to certain financial covenants. At December 31, 2005, the Company was in compliance with all of the covenants.

NOTE 10—CAPITAL STOCK TRANSACTIONS

During the years ended December 31, 2005 and 2003, the Company purchased 14,422 and 47,691 shares, respectively, of Class A Common Stock, at costs of $181,050 and $322,340, respectively, in connection with a program to repurchase shares. No shares were repurchased in 2004. In September 2004, the Company extended this program until September 30, 2005 for the purchase of up to 150,000 shares of Class A common stock. In September 2005, the Company further extended this program until September 30, 2006.

During 2005 and 2004, the Company issued to various employees and directors options to purchase an aggregate of 29,500 shares and 166,000 shares, respectively, of Class A Common Stock at prices ranging between $7.90 and $16.68 per share, which represented the fair market value of the shares of Class A Common Stock on the date of grant.

During 2005, the Company received 6,418 shares of Class A Common Stock in connection with the exercise of options to purchase 14,000 shares of Class A Common Stock. The value of these shares was recorded at $107,240.

In connection with its Stockholder Rights Plan, the Company entered into a Rights Agreement (as amended) and distributed as a dividend to each holder of Class A Common Stock a preferred stock purchase right. These rights entitle the stockholders, in certain circumstances, to purchase one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock for $10. The Stockholder Rights Plan, which expired in August 2004 and was extended by the Company until August 2014, is intended to protect, among other things, the interests of the Company’s stockholders in the event the Company is confronted with coercive or unfair takeover tactics.

NOTE 11—STOCK OPTIONS

The Company’s 2002 Incentive Stock Option Plan (the “Current Plan”) authorizes the issuance, to employees and directors, of options to purchase a maximum of 1,100,000 shares of Class A Common Stock. These options must be issued within ten years of the effective date of the Plan and are exercisable for a ten year period from the date of grant, at prices not less than 100% of the market value of the Class A Common Stock on the date the option is granted. Options granted to any 10% stockholder are exercisable for a five year period from the date of grant, at prices not less than 110% of the market value of the

Class A Common Stock on the date the option is granted. The Current Plan is the successor to the Company’s 1992 Incentive Stock Option Plan (the “Prior Plan”).

The following table contains information on stock options for the three years ended December 31, 2005:

	Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price
Outstanding January 1, 2003	538,900	$1.44 to $9.00	$6.16
Exercised	(45,000)	1.44 to 6.00	2.54
Forfeited/Canceled	(13,500)	5.25 to 8.66	8.16
Outstanding, December 31, 2003	480,400	1.94 to 9.00	6.44
Granted	166,000	7.90 to 8.87	8.18
Exercised	(42,000)	1.94 to 8.06	3.59
Outstanding, December 31, 2004	604,400	3.75 to 9.00	7.12
Granted	29,500	14.44 to 16.68	16.53
Exercised	(37,000)	5.25 to 9.00	7.20
Outstanding, December 31, 2005	596,900	$3.75 to $16.68	$7.58

There were options available for issuance under the Current Plan as of December 31 of each year as follows: 2003 - 878,900; 2004 - 712,900; and 2005 - 683,400. Of the options outstanding at December 31, 2005, 372,100 were issued under the Current Plan and 224,800 were issued under the Prior Plan.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$3.75 – $5.25	56,300	1.3	$4.90	56,300	$4.90
$6.00	128,936	6.5	6.00	128,936	6.00
$6.60	66,664	1.5	6.60	33,332	6.60
$7.88	154,500	2.2	7.88	154,500	7.88
$7.90 – $8.06	122,188	8.5	8.06	122,188	8.06
$8.75	2,000	4.3	8.75	2,000	8.75
$8.87	24,812	3.5	8.87	—	—
$8.94 – $9.00	12,000	3.2	8.94	12,000	8.94
$14.44 – $16.68	29,500	9.5	16.39	15,495	16.39
$ 3.75 – $16.68	596,900	4.7	$7.58	524,751	$7.58

NOTE 12—INCOME TAXES

Provisions for income taxes on continuing operations in the consolidated statements of earnings consist of:

	Year Ended December 31,
	2005	2004	2003
Current:
Federal	$2,988,000	$2,860,000	$2,240,000
State and local	395,000	237,000	304,000
Total current	3,383,000	3,097,000	2,544,000
Deferred:
Federal	(223,000)	(196,000)	(279,000)
State and local	(29,000)	(36,000)	(67,000)
Total deferred	(252,000)	(232,000)	(346,000)
Total income taxes	$3,131,000	$2,865,000	$2,198,000

Deferred tax assets (liabilities) consist of:

	December 31,
	2005	2004
Deferred tax assets—current:
Bad debt reserves	$270,000	$256,000
Inventory reserves	1,004,000	800,000
Warranty and other reserves	477,000	313,000
	1,751,000	1,369,000
Deferred tax liabilities—current:
Prepaid expenses	(255,000)	(299,000)
Net deferred tax assets—current	$1,496,000	$1,070,000
Deferred tax assets—non-current:
Goodwill	$—	$1,121 ,000
Deferred tax liabilities—non-current:
Depreciation	(273,000)	(787,000)
Intangible assets	(264,000)	(605,000)
Goodwill	(441,000)	(66,000)
	(978,000)	(1,458,000)
Net deferred tax liabilities—non-current	$(978,000)	$(337,000)

A reconciliation of the Federal statutory rate to the total effective tax rate applicable to earnings from continuing operations before income taxes is as follows:

	Year Ended December 31,
	2005		2004		2003
	$	%	$	%	$	%
Federal income taxes computed at statutory rates	2,713,000	34.0	2,304,000	34.0	1,979,000	34.0
Increase in taxes resulting from:
State and local taxes, net of Federal tax benefit	242,000	3.0	137,000	2.0	156,000	2.7
Expenses not deductible for tax purposes	321,000	4.0	256,000	3.8	57,000	1.0
Other	(145,000)	(1.8)	168,000	2.5	6,000.1
Income taxes	3,131,000	39.2	2,865,000	42.3	2,198,000	37.8

NOTE 13—COMMITMENTS AND CONTINGENCIES

(a)   P&F and certain of its subsidiaries have adopted a defined contribution pension plan, which covers substantially all non-union employees. Contributions to this plan were determined as a percentage of compensation. The amounts recognized as pension expense for this plan were approximately $328,000, $262,000 and $269,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

In conjunction with the acquisition of Woodmark, P&F acquired a defined contribution 401(k) plan, which covers all of their respective employees. Employer contributions to these plans were determined as a percentage of employee contributions. The amounts recognized as expense for this plan were approximately $63,000, $25,000 and $25,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Embassy participated in a multi-employer pension plan until it sold substantially all of its operating assets in October 2005. This plan provided defined benefits to all of its union workers. Contributions to this plan were determined by the union contract. The Company does not administer the plan funds and does not have any control over the plan funds. As a result of Embassy’s withdrawal from the plan, it has estimated and recorded a withdrawal liability of approximately $279,000, which is expected to be payable in quarterly installments of approximately $8,200 from May 2006 through February 2026. Inclusive of the non-recurring withdrawal liability recorded as an expense in the fourth quarter of 2005, the amounts recognized as pension expense for this plan were approximately $299,000, $30,000 and $31,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

(b)   Effective as of May 30, 2001, the Company entered into an employment agreement, as amended, with its Chairman and Chief Executive Officer (the “officer”). The employment agreement provides for the officer to serve as President of the Company, or in such other capacity as determined by the Company’s Board of Directors, for a term expiring on May 30, 2008, unless sooner terminated pursuant to the provisions of the employment agreement. Pursuant to the employment agreement, the officer will receive a minimum annual salary of $675,000 and is also eligible to receive such increases in base compensation as the Board of Directors may from time to time grant to him and to receive such bonuses as the Board of Directors, in its discretion, may allocate to him. The officer is expected to receive an annual salary of $861,000 for the year ending December 31, 2006. In the event of a “discharge” following a “change in control” of the Company (as each term is defined in the employment agreement), the officer will receive his annual salary and all benefits to which he is entitled under the employment agreement for the remainder of the term thereof or a lump sum severance allowance in an amount equal to 2.99 times his “annualized includable compensation for the base period” (as defined in the Internal Revenue Code of 1986, as amended).

(c)   Florida Pneumatic purchases all of its pneumatic tools from a Far East trading company that owns or represents 18 individual factories in Japan, Taiwan and China. Of the total pneumatic tool purchases, approximately 32% are bought from Japan, 54% from Taiwan and 14% from China. There are redundant sources for every product manufactured.

(d)   Woodmark purchases all of its stair parts and kitchen and bath products from a Far East trading company that owns or represents 11 individual factories in China, Taiwan and Indonesia. Of the total stair parts and kitchen and bath products purchases, approximately 68% are bought from China, 26% from Taiwan and 6% from Indonesia. There are redundant sources for every product manufactured.

(e)   Nationwide currently purchases approximately 84% of its product from two foreign suppliers. Although there are redundant sources available for substantially all products manufactured, the loss of either of these existing suppliers could, at least temporarily, adversely affect operating results.

(f)    The Company had non-cancelable inventory purchase commitments totaling approximately $12,740,000 at December 31, 2005.

(g)   The Company is a defendant or co-defendant in various actions brought about in the ordinary course of conducting its business. The Company does not believe that any of these actions are material to the financial position of the Company.

(h)   The Company leases certain facilities and equipment. Generally, the facility leases carry renewal provisions and require the Company to pay maintenance costs. Rental payments may be adjusted for increases in taxes and insurance above specified amounts. Rental expense for 2005 and 2004 amounted to approximately $481,000 and $199,000, respectively. There was no rental expense for 2003. Capital leases were immaterial in amount. Future minimum payments under non-cancelable operating leases with initial or remaining terms of more than one year as of December 31, 2005, were as follows:

2006	$949,000
2007	953,000
2008	683,000
2009	327,000
2010	246,000
Thereafter	436,000
$3,594,000

NOTE 14—BUSINESS SEGMENTS

The Company has organized its business into two reportable business segments: Tools and other products, and Hardware. The Company is organized around these two distinct product segments, each of which has very different end users. For reporting purposes, Florida Pneumatic and Franklin are combined in the “Tools and other products” segment, Woodmark and Nationwide are combined in the “Hardware” segment. The Franklin Manufacturing division, formerly included in the Hardware segment, relocated its operations to Florida Pneumatic in the first quarter of 2005 and is now included in the “Tools and other products” segment. Prior period amounts have been reclassified to reflect this change. The primary reasons for taking this action were for, among other things, synergies between the companies in the retail channel, principally selling to the same significant customer, and other operational synergies. The Company evaluates segment performance based primarily on segment operating income. The accounting policies of each of the segments are the same as those described in Note 1.

The following presents financial information by segment for the years ended December 31, 2005, 2004 and 2003. Segment operating income excludes general corporate expenses, interest expense and income taxes. Identifiable assets are those assets directly owned or utilized by the particular business segment.

	Consolidated	Tools and other products	Hardware
Year ended December 31, 2005
Net revenues from unaffiliated customers	$107,978,000	$48,378,000	$59,600,000
Segment operating income (loss)	$14,963,000	$4,127,000	$10,836,000
General corporate expense	(5,089,000)
Interest expense—net	(1,896,000)
Earnings from continuing operations before income taxes	$7,978,000
Segment assets	$81,088,000	$27,212,000	$53,876,000
Corporate assets and assets of discontinued operations	5,746,000
Total assets	$86,834,000

	Consolidated	Tools and other products	Hardware
Year ended December 31, 2004
Net revenues from unaffiliated customers	$88,064,000	$51,868,000	$36,196,000
Segment operating income (loss)	$12,176,000	$5,487,000	$6,689,000
General corporate expense	(4,251,000)
Interest expense—net	(1,149,000)
Earnings from continuing operations before income taxes	$6,776,000
Segment assets	$76,954,000	$25,224,000	$51,730,000
Corporate assets and assets of discontinued operations	13,890,000
Total assets	$90,844,000

	Consolidated	Tools and other products	Hardware
Year ended December 31, 2003
Net revenues from unaffiliated customers	$64,267,000	$49,781,000	$14,486,000
Segment operating income (loss)	$10,307,000	$7,086,000	$3,221,000
General corporate expense	(3,806,000)
Interest expense—net	(680,000)
Earnings from continuing operations before income taxes	$5,821,000
Segment assets	$43,704,000	$27,044,000	$16,660,000
Corporate assets and assets of discontinued operations	14,628,000
Total assets	$58,332,000

The Tools and other products segment has one customer, Sears, Roebuck and Co., that accounted for 16.5%, 24.3% and 29.6% of consolidated revenues for the years ended December 31, 2005, 2004 and 2003, respectively. This customer also accounted for 32.5% and 23.8% of consolidated accounts receivable as of December 31, 2005 and 2004, respectively. A second customer in the segment, The Home Depot, Inc., accounted for 15.2%, 19.4% and 21.4% of consolidated revenues for the years ended December 31, 2005, 2004 and 2003, respectively, and 20.9% and 21.6% of consolidated accounts receivable as of December 31, 2005 and 2004, respectively. There were no other major customers requiring disclosure.

NOTE 15—RELATED PARTY TRANSACTIONS

(a)           The Company and Sidney Horowitz, a director and father of Richard A. Horowitz, the Company’s Chairman and Chief Executive Officer, are parties to a Consulting Agreement, which will terminate on October 31, 2006, pursuant to which Mr. Sidney Horowitz receives $75,000 in annual consulting fees.

(b)          One of the Company’s directors is a principal of an insurance brokerage firm that the Company utilizes for the purchase of business-related insurance products. Total premiums paid through this insurance brokerage firm were $569,000, $641,000 and $673,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

(c)           As of December 31, 2005, Woodmark has recorded a note receivable of approximately $91,000 for the return of inventory it no longer sells on behalf of a company that is 50%-owned by the President of Woodmark and his wife. Such note is also personally guaranteed by them.

(d)          In connection with the purchase of certain assets, Pacific Stair entered into a lease agreement with the president of the company from which the assets were acquired by Pacific Stair, expiring in August 2008, for the manufacturing facility that he owns for average annual rental payments of approximately $113,000. Such individual in presently the President of Pacific Stair.

NOTE 16—SUBSEQUENT EVENT

Pursuant to an Asset Purchase Agreement (the “PSP APA”), dated December 20, 2005, between Pacific Stair Products, a California corporation (“Old PSP”), and Pacific Stair Products, Inc., a newly-formed Delaware corporation (“Pacific Stair”) and a wholly-owned subsidiary of Countrywide, effective January 3, 2006, New PSP purchased substantially all of the operating assets of Old PSP. The total purchase price for the assets was approximately $5,233,000, subject to adjustments, plus the assumption of certain liabilities and obligations by Pacific Stair. The assets purchased pursuant to the PSP APA include, among others, accounts receivable, inventory, machinery and equipment and certain intangibles. Certain assets were retained by Old PSP including cash and title to any real property. The purchase price represents a premium over the fair value of the assets purchased of approximately $4,050,000, which will be allocated among goodwill and other intangible assets. New PSP is a manufacturer of premium stair rail products and a distributor of staircase components to the building industry, primarily in southern California and the southwestern region of the United States.

NOTE 17—UNAUDITED QUARTERLY RESULTS

	Quarter Ended
2005	March 31,	June 30,	September 30,	December 31,
Net revenues	$24,324,264	$28,130,059	$29,754,959	$25,768,379
Gross profit	$7,715,705	$9,131,831	$9,072,770	$8,238,960
Earnings from continuing operations	$1,111,960	$1,443,406	$1,213,471	$1,078,151
Earnings (loss) from discontinued operations, net of taxes	(148,556)	41,518	311,628	1,519,013
Net earnings	$963,404	$1,484,924	$1,525,099	$2,597,164
Basic earnings per common share:
Earnings from continuing operations	$.31	$.41	$.34	$.30
Earnings (loss) from discontinued operations, net of taxes	(.04)	.01	.09	.42
Net earnings	$.27	$.42	$.43	$.72
Diluted earnings per common share:
Earnings from continuing operations	$.29	$.37	$.31	$.28
Earnings (loss) from discontinued operations, net of taxes	(.04)	.01	.08	.40
Net earnings	$.25	$.38	$.39	$.68
Weighted average common shares outstanding:
Basic	3,559,922	3,568,209	3,581,326	3,577,378
Diluted	3,875,880	3,879,657	3,890,138	3,850,053

	Quarter Ended
2004	March 31,	June 30,	September 30,	December 31,
Net revenues	$13,950,323	$15,205,387	$31,735,156	$27,172,995
Gross profit	$4,620,650	$5,614,289	$9,344,719	$8,215,593
Earnings from continuing operations	$354,677	$784,680	$1,628,685	$1,143,160
Earnings (loss) from discontinued operations, net of taxes	(118,111)	(80,306)	(23,284)	349,062
Net earnings	$236,566	$704,374	$1,605,401	$1,492,222
Basic earnings per common share:
Earnings from continuing operations	$.10	$.22	$.47	$.32
Earnings (loss) from discontinued operations, net of taxes	(.03)	(.02)	(.01)	.10
Net earnings	$.07	$.20	$.46	$.42
Diluted earnings per common share:
Earnings from continuing operations	$.10	$.22	$.45	$.30
Earnings (loss) from discontinued operations, net of taxes	(.03)	(.02)	(.01)	.09
Net earnings	$.07	$.20	$.44	$.39
Weighted average common shares outstanding:
Basic	3,515,447	3,517,755	3,518,212	3,536,842
Diluted	3,632,539	3,611,099	3,653,472	3,786,297

P&F INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Column A	Column B	Column C		Column D		Column E
Description	Balance at Beginning of Period	Additions Charged (Credited) to Costs and Expenses	Additions Charged (Credited) to Other Accounts		Deductions		Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2005	$217,670	$11,168	$—		$39,252	(b)	$189,586
Year ended December 31, 2004	$114,232	$(21,260)	$153,405	(a)	$28,707	(b)	$217,670
Year ended December 31, 2003	$183,208	$(43,308)	$10,503		$36,171	(b)	$114,232
Reserve for obsolete and slow-moving inventories:
Year ended December 31, 2005	$1,832,315	$240,041	$—		$91,160		$1,981,196
Year ended December 31, 2004	$1,047,220	$75,398	$754,813	(a)	$45,116		$1,832,315
Year ended December 31, 2003	$1,050,155	$—	$—		$2,935		$1,047,220
Provision for warranty obligations:
Year ended December 31, 2005	$509,947	$451,846	$—		$542,982		$418,811
Year ended December 31, 2004	$120,098	$944,068	$148,487	(a)	$702,706		$509,947
Year ended December 31, 2003	$93,980	$181,499	$—		$155,381		$120,098

(a)           Initial reserves of company acquired in purchase business combination.

(b)          Write-off of expenses against reserve.

ITEM 9.                Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A.        Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed, under the supervision of, and with the participation of, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities and Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective for the reasons discussed below related to the weaknesses in our internal control over financial reporting. To address the control weaknesses described below, the Company performed additional analysis and performed other procedures to ensure the consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K, fairly present, in all material respects our financial condition, results of operations and cash flows for the periods presented.

P&F management is responsible for establishing and maintaining effective internal controls. Because of its inherent limitations, internal controls may not prevent or detect misstatements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the control system’s objectives will be met. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Description of Material Weaknesses

Management’s assessment identified the following material weaknesses at December 31, 2005 in the Company’s internal control over financial reporting:

1.                Deficiencies in the segregation of duties, specifically as they relate to cash management, the preparation and posting of journal entries and the general controls over information technology security and user access.

2.                Significant internal control deficiencies that were considered to be, in the aggregate, a material weakness, included inadequate staffing and supervision leading to the untimely identification and resolution of certain accounting matters; and failure to perform timely reviews, substantiation and evaluation of certain general ledger account balances.

The Certifications of the Company’s Principal Executive Officer and Principal Financial Officer included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 9A - Controls and Procedures for a more complete understanding of the matters covered by such certifications.

Planned Remediation Efforts to Address Material Weaknesses

The Company has developed remediation plans and initiated action steps subsequent to December 31, 2005 designed to address each of the material weaknesses in the internal control over financial reporting identified above and to implement any and all corrective actions that are required to improve the design and operating effectiveness of internal control over financial reporting, including the enhancement of the Company’s policies, systems and procedures. The Company implemented the following measures to remediate the numbered control deficiencies identified above:

1.                Management has implemented measures to segregate certain functions and otherwise improve cash management functions including (i) individuals that initiate a wire transfer are now prevented from transmitting the wire transfer; (ii) all wire transfers in excess of $100,000 now require written approval and release from Corporate management; (iii) modification of its check-signing privileges such that all checks will require dual manual signatures; and (iv) all blank check stock will now be maintained in a locked cabinet that will be accessible to an individual who is not a check signer. In addition, management has implemented measures to segregate the preparation of journal entries and the subsequent posting to the General Ledger.

2.                Management has initiated a review of its training and supervision policies and procedures, particularly with respect to the functions described above where significant deficiencies were noted, which is expected to include an evaluation of the specific knowledge and skills required to perform each function, an assessment of the personnel training necessary to perform such function adequately, a plan to ensure that all personnel receive the appropriate level of training, and a review and modification of the supervisory procedures over such personnel.

The Company believes that the above measures have addressed all matters identified as a material weakness by management and the independent registered public accounting firm. The Company will continue to monitor the effectiveness of its internal controls and procedures on an ongoing basis and will take further actions, as appropriate.

Changes in Internal Control Over Financial Reporting

Except as otherwise discussed herein, there have been no significant changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. However, the Company made changes to the design and operation of internal control over financial reporting during the fourth quarter in order to increase the design and operating effectiveness of internal controls in connection with implementing Section 404 of the Sarbanes-Oxley Act of 2002. In addition, the Company is currently implementing enhancements to the Company’s internal control over financing reporting to address the material weaknesses described above.

ITEM 9B.       Other Information

None.

PART III

ITEM 10.         Directors and Executive Officers of the Registrant

Information required by this Item 10 is set forth under the captions “Ownership of Equity Securities,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders (the “Proxy

Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and is hereby incorporated by reference.

ITEM 11.         Executive Compensation

Information required by this Item 11 is set forth under the captions “Executive Compensation,” “Report on Executive Compensation” and “Company Stock Performance Graph” in the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and is hereby incorporated by reference.

ITEM 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Other then the information shown in the table below entitled “Equity Compensation Plan Information,” the information required by this Item 12 is set forth under the caption “Ownership of Equity Securities” in the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and is hereby incorporated by reference.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	596,900	$7.58	683,400
Equity compensation plans not approved by security holders	—	—	—
TOTAL	596,900	$7.58	683,400

For further information, see Note 11 to the Notes to Consolidated Financial Statements.

ITEM 13.         Certain Relationships and Related Transactions

Information required by this Item 13 is set forth under the caption “Transactions with Management and Others” in the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and is hereby incorporated by reference.

ITEM 14.         Principal Accountant Fees and Services

Information required by this Item 14 is set forth under the caption “Selection of Auditors” in the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, and is hereby incorporated by reference.

PART IV

ITEM 15.         Exhibits and Financial Statement Schedules

			Page
a)	List of Financial Statements, Financial Statement Schedules, and Exhibits
	(1)	List of Financial Statements
		The consolidated financial statements of the Company and its subsidiaries are included in Item 8 of Part II of this report.	23

	(2)	List of Financial Statement Schedules
		The following financial statement schedules of the Company and its subsidiaries are included in Item 8 of Part II of this report following the consolidated financial statements:
		Schedule II—Valuation and Qualifying Accounts and Reserves	56

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

2.5

Asset Purchase Agreement, dated as of June 30, 2004, by and among WM Texas International, L.P., a Texas limited partnership formerly known as Woodmark International, L.P., SH Georgia, Inc., a Georgia corporation formerly known as Stair House, Inc., Samuel G. Sherstad, WM Texas GP, LLC, WM Texas Partners, LLC and Woodmark International, L.P., a Delaware limited partnership (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated July 14, 2004, and amended September 10, 2004). Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish, supplementally, a copy of any exhibit or schedule omitted from the Asset Purchase Agreement to the Commission upon request.

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

2.7

Amendment to Asset Purchase Agreement, dated June 8, 2005, among Rosenboom Machine & Tool, Inc. and Green Manufacturing, Inc. and P&F Industries, Inc. (Incorporated by reference to Exhibit 2.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

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

2.9

Asset Purchase Agreement, dated as of October 11, 2005, between Embassy Industries, Inc. and Mestek, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated October 12, 2005). Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish, supplementally, a copy of any exhibit or schedule omitted from the Asset Purchase Agreement to the Commission upon request.

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
3.2	Amended By-laws of the Registrant (Incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
3.3	Amendment to the Amended By-laws of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated March 21, 2005).
3.4	Amendment to the Amended By-laws of the Registrant (Incorporated by reference to Exhibit 3 to the Registrant’s Current Report on Form 8-K dated September 16, 2005).
4.1

Rights Agreement, dated as of August 19, 2004, between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A dated August 19, 2004).

4.2

Credit Agreement, dated as of June 30, 2004, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 14, 2004).

4.3

Amendment to Credit Agreement, dated June 24, 2005, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 27, 2005).

4.4

Amendment No. 2 to Credit Agreement, dated December 27, 2005, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Filed herein).

4.5

Amendment No. 3 to Credit Agreement, dated February 13, 2006, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Filed herein).

4.6

Certain instruments defining the rights of holders of the long-term debt securities of the Registrant are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant agrees to furnish supplementally copies of these instruments to the Commission upon request.

10.1

Second Amended and Restated Employment Agreement, dated as of May 30, 2001 and amended October 24, 2005, between the Registrant and Richard A. Horowitz (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated by reference to Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K dated October 28, 2005).

10.2

Amendment to the Second Amended and Restated Employment Agreement, dated as of October 24, 2005, between the Registrant and Richard A. Horowitz and the 1994 Richard A. Horowitz Family Trust (Incorporated by reference to Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K dated October 28, 2005).

10.3

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
10.6

Contract of Sale, dated January 13, 2006, between the Registrant and J. D’Addario & Company, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 13, 2006).

10.7	First Amendment to Contract of Sale, dated March 8, 2006, between the Registrant and J. D’Addario & Company, Inc. (Filed herein).
14.1

Code of Business Conduct and Ethics of the Registrant and its Affiliates (Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

21	Subsidiaries of the Registrant (Filed herein).
23.1	Consent of the Registrant’s Independent Registered Public Accounting Firm (Filed herein).
23.2	Consent of the Registrant’s Independent Registered Public Accounting Firm (Filed herein).
31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herein).
31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herein).
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

A copy of any of the foregoing exhibits to this Annual Report on Form 10-K may be obtained, upon payment copy of the Registrant’s reasonable expenses in furnishing such exhibit, by writing to P&F Industries, Inc., 445 Broadhollow Road, Suite 100, Melville New York 11747, Attention: Corporate Secretary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P&F INDUSTRIES, INC.

(Registrant)

By:	/s/ RICHARD A. HOROWITZ	By:	/s/ JOSEPH A. MOLINO, JR.
	Richard A. Horowitz		Joseph A. Molino, Jr.
	Chairman of the Board President Principal Executive Officer Principal Operating Officer		Vice President Principal Financial and Accounting Officer

Date: March 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date
/s/ ROBERT L. DUBOFSKY	Director	March 30, 2006
Robert L. Dubofsky
/s/ JEFFREY D. FRANKLIN	Director	March 30, 2006
Jeffrey D. Franklin
/s/ ALAN GOLDBERG	Director	March 30, 2006
Alan Goldberg
/s/ RICHARD A. HOROWITZ	Director	March 30, 2006
Richard A. Horowitz
/s/ SIDNEY HOROWITZ	Director	March 30, 2006
Sidney Horowitz
/s/ DENNIS KALICK	Director	March 30, 2006
Dennis Kalick
/s/ KENNETH M. SCHERIFF	Director	March 30, 2006
Kenneth M. Scheriff
/s/ MITCHELL A. SOLOMON	Director	March 30, 2006
Mitchell A. Solomon
/s/ ROBERT M. STEINBERG	Director	March 30, 2006
Robert M. Steinberg
/s/ MARC A. UTAY	Director	March 30, 2006
Marc A. Utay