Form 10-Q
period 2006-03-31
P&F INDUSTRIES INC
filed 2006-05-12
CIK 75340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

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
Yes  ☐    No  ☒

As of May 12, 2006, there were 3,577,760 shares of the registrant’s Class A Common Stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Consolidated Condensed Balance Sheets as of March 31, 2006 and December 31, 2005

Consolidated Condensed Statements of Earnings for the Three Months Ended March 31, 2006 and 2005

Consolidated Condensed Statement of Shareholders’ Equity for the period from January 1, 2006 to March 31, 2006

Consolidated Condensed Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005

Notes to Consolidated Condensed Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Exhibit Index

i

PART I - FINANCIAL INFORMATION

Item 1.             Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(unaudited)	(derived from audited financial statements)
ASSETS
CURRENT
Cash and cash equivalents	$922,323	$1,771,624
Accounts receivable – net	13,076,064	12,567,256
Notes and other receivables	1,915,380	2,727,393
Inventories – net	26,254,440	26,173,990
Deferred income taxes – net	1,509,000	1,496,000
Assets held for sale	599,518	623,519
Assets of discontinued operations	82,155	76,538
Prepaid expenses and other current assets	1,616,056	1,111,164
TOTAL CURRENT ASSETS	45,974,936	46,547,484

PROPERTY AND EQUIPMENT
Land	1,174,773	1,174,773
Buildings and improvements	5,356,800	5,219,993
Machinery and equipment	8,701,868	8,087,469
	15,233,441	14,482,235
Less accumulated depreciation and amortization	7,847,436	7,620,626
NET PROPERTY AND EQUIPMENT	7,386,005	6,861,609

GOODWILL	24,719,312	23,821,240

OTHER INTANGIBLE ASSETS – net	11,796,209	8,794,833

OTHER ASSETS – net	486,548	808,381

TOTAL ASSETS	$90,363,010	$86,833,547

See accompanying notes to consolidated condensed financial statements (unaudited).

	March 31, 2006	December 31, 2005
	(unaudited)	(derived from audited financial statements)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$7,000,000	$3,000,000
Accounts payable	5,232,743	2,927,133
Income taxes payable	496,781	1,366,146
Accrued compensation	780,042	2,518,196
Other accrued liabilities	2,760,165	2,338,909
Current maturities of long-term debt	4,060,737	4,058,729
Liabilities of discontinued operations	2,072,402	2,357,573
TOTAL CURRENT LIABILITIES	22,402,870	18,566,686

LONG-TERM DEBT, less current maturities	18,557,395	19,572,651

DEFERRED INCOME TAXES – net	960,000	978,000

TOTAL LIABILITIES	41,920,265	39,117,337

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares outstanding	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued - 3,850,367 and 3,814,367 shares at March 31, 2006 and December 31, 2005, respectively	3,850,367	3,814,367
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	9,120,435	8,947,855
Retained earnings	37,843,120	36,969,119
Treasury stock, at cost (272,607 and 244,576 shares at March 31, 2006 and December 31, 2005, respectively)	(2,371,177)	(2,015,131)

TOTAL SHAREHOLDERS’ EQUITY	48,442,745	47,716,210

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$90,363,010	$86,833,547

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (unaudited)

	Three Months Ended March 31,
	2006	2005
Net revenues	$26,849,503	$24,324,264

Cost of sales	18,602,203	16,608,559
Gross profit	8,247,300	7,715,705

Selling, general and administrative expenses	6,299,390	5,416,616
Operating income	1,947,910	2,299,089

Interest expense – net	491,954	415,129

Earnings from continuing operations before income taxes	1,455,956	1,883,960
Income taxes	584,000	772,000
Earnings from continuing operations before discontinued operations	871,956	1,111,960
Discontinued operations (net of taxes):
Earnings (loss) from operation of discontinued operations (net of tax expense (benefit) of $1,000 and $(112,000) for 2006 and 2005, respectively)	2,045	(219,788)
Gain on sale of discontinued operations (net of tax expense of $36,000 for 2005)	—	71,232
Earnings (loss) from discontinued operations	2,045	(148,556)

Net earnings	$874,001	$963,404

Basic earnings (loss) per common share:
Continuing operations	$.24	$.31
Discontinued operations	—	(.04)
	$.24	$.27

Diluted earnings (loss) per common share:
Continuing operations	$.23	$.29
Discontinued operations	—	(.04)
	$.23	$.25

Weighted average common shares outstanding:
Basic	3,583,942	3,559,922
Diluted	3,832,264	3,875,880

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

	Total	Class A Common Stock, $1 Par		Additional Paid-in Capital	Retained Earnings	Treasury Stock
		Shares	Amount			Shares	Amount

Balance, January 1, 2006	$47,716,210	3,814,367	$3,814,367	$8,947,855	$36,969,119	(244,576)	$(2,015,131)

Net earnings	874,001	—	—	—	874,001	—	—
Issuance of Class A common stock upon exercise of stock options	208,580	36,000	36,000	172,580	—	—	—
Shares surrendered as payment for exercise of stock options	(61,850)	—	—	—	—	(5,000)	(61,850)
Purchase of Class A common stock	(294,196)	—	—	—	—	(23,031)	(294,196)
Balance, March 31, 2006	$48,442,745	3,850,367	$3,850,367	$9,120,435	$37,843,120	(272,607)	$(2,371,177)

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities of Continuing Operations:
Net earnings	$874,001	$963,404
(Earnings) loss from discontinued operations – net of taxes	(2,045)	148,556
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities of continuing operations:
Non-cash charges and credits:
Depreciation and amortization	226,810	191,601
Amortization of other intangible assets	298,624	276,250
Amortization of other assets	1,500	1,500
Provision (recoveries) for losses on accounts receivable - net	(8,075)	9,345
Deferred income taxes – net	(31,000)	(48,000)
Changes in:
Accounts receivable	76,261	(414,410)
Notes and other receivables	812,013	924,806
Inventories	257,825	(3,165,583)
Prepaid expenses and other current assets	(508,356)	(479,819)
Other assets	320,333	8,376
Accounts payable	2,303,470	235,162
Accruals and other	(2,186,263)	(1,730,968)
Total adjustments	1,561,097	(4,043,184)
Net cash provided by (used in) operating activities of continuing operations	$2,435,098	$(3,079,780)

See accompanying notes to consolidated condensed financial statements (unaudited).

	Three Months Ended March 31,
	2006	2005
Cash Flows from Investing Activities of Continuing Operations:
Capital expenditures	$(501,206)	$(150,931)
Purchase of certain assets, net of certain liabilities, of Pacific Stair Products, Inc.	(5,232,916)	—
Additional payments for acquisition-related expenses	(162,434)	—
Additional purchase price adjustment	37,613	—
Proceeds from sale of certain assets of Green’s Access Division	—	880,069
Additional payments for purchase of Nationwide Industries, Inc.	—	(101,450)

Net cash (used in) provided by investing activities of continuing operations	(5,858,943)	627,688

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from short-term borrowings	9,500,000	6,000,000
Repayments of short-term borrowings	(5,500,000)	(3,000,000)
Repayments of term loan	(950,000)	(3,250,000)
Principal payments on long-term debt	(63,248)	(58,406)
Proceeds from exercise of stock options	146,730	74,995
Purchase of Class A common stock	(294,196)	—

Net cash provided by (used in) financing activities of continuing operations	2,839,286	(233,411)

Cash Flows from Discontinued Operations:
Net cash (used in) provided by operating activities	(236,454)	2,695,583
Net cash used in investing activities	—	(1,049,601)
Net cash used in financing activities	(28,288)	(28,288)

Net cash (used in) provided by discontinued operations	(264,742)	1,617,694

NET DECREASE IN CASH	(849,301)	(1,067,809)
Cash and cash equivalents at beginning of period	1,771,624	1,189,869
Cash and cash equivalents at end of period	$922,323	$122,060

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$478,000	$408,000
Income taxes	$1,736,000	$1,606,000

Non-cash investing and financing activities were as follows:

In connection with the sale of certain assets of Green’s Access Division in February 2005, the Company received interest-bearing promissory notes of approximately $877,000, as adjusted, payable in varying amounts through November 2006.

During the first quarter of 2006, the Company received 5,000 shares of Class A Common Stock in connection with the exercise of options to purchase 15,000 shares of Class A Common Stock. The value of these shares was recorded at $61,850.

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

Florida Pneumatic is engaged in the importation, manufacture and sale of pneumatic hand tools, primarily for the industrial, retail and automotive markets, and the importation and sale of compressor air filters. Florida Pneumatic also markets, through its Berkley Tool division (“Berkley”), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely-used brand of pipe cutting and threading machines. In addition, through its Franklin Manufacturing (“Franklin”) division, Florida Pneumatic imports a line of door and window hardware. Countrywide conducts its business operations through Nationwide Industries, Inc. (“Nationwide”), through Woodmark International, L.P. (“Woodmark”), a limited partnership between Countrywide and WILP Holdings, Inc., a subsidiary of Countrywide, and through Pacific Stair Products, Inc. (“Pacific Stair”). Nationwide is an importer and manufacturer of door, window and fencing hardware. Woodmark is an importer of builders’ hardware, including staircase components and kitchen and bath hardware and accessories. In January 2006, Countrywide acquired substantially all of the operating assets of Pacific Stair, a manufacturer of premium stair rail products and a distributor of Woodmark’s staircase components to the building industry, primarily in southern California and the southwestern region of the United States (see Note 6). The Company’s wholly-owned subsidiary, Embassy Industries, Inc. (“Embassy”), was engaged in the manufacture and sale of baseboard heating products and the importation and sale of radiant heating systems until it exited that business in October 2005 (see Note 7) through the sale of substantially all of its non-real estate assets. The Company’s wholly-owned subsidiary, Green Manufacturing, Inc. (“Green”), was primarily engaged in the manufacture, development and sale of heavy-duty welded custom designed hydraulic cylinders until it exited that business in December 2004 through the sale of certain assets. Green also manufactured a line of access equipment for the petro-chemical industry until it exited that business in February 2005 through the sale of certain assets and a line of post hole digging equipment for the agricultural industry until it exited that business in July 2005 through the sale of certain assets. Green has effectively ceased all operating activities (see Note 7). Note 12 presents financial information for the segments of the Company’s business.

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

The results of operations for Embassy and Green have been segregated from continuing operations and are reflected on the consolidated condensed statements of earnings as discontinued operations.

The unaudited consolidated condensed balance sheet information as of December 31, 2005 was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The interim financial statements contained herein should be read in conjunction with that Report.

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three months ended March 31,
	2006	2005
Numerator:
Numerator for basic and diluted earnings (loss) per common share:
Earnings from continuing operations	$871,956	$1,111,960
Discontinued operations, net of taxes	2,045	(148,556)
Net earnings	$874,001	$963,404

Denominator:
Denominator for basic earnings per share – weighted average common shares outstanding	3,583,942	3,559,922
Effect of dilutive securities:
Stock options	248,322	315,958
Denominator for diluted earnings per share – adjusted weighted average common shares and assumed conversions	3,832,264	3,875,880

At March 31, 2006 and 2005 and during the three-month periods ended March 31, 2006 and 2005, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Class A Common Stock for the period. These options are anti-dilutive and are excluded from the computation of earnings per share. The weighted average anti-dilutive stock options outstanding were as follows:

	Three months ended March 31,
	2006	2005
Weighted average anti-dilutive stock options outstanding	29,500	—

NOTE 3 - STOCK-BASED COMPENSATION

Stock-based Compensation

On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“Statement 123(R)”), which revises FASB SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees”. Statement 123(R) requires the Company to recognize expense related to the fair value of our stock-based compensation awards, including employee stock options.

Prior to the adoption of Statement 123(R), the Company accounted for stock-based compensation awards using the intrinsic value method of APB Opinion 25. Accordingly, the Company did not recognize compensation expense in its statement of earnings for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. As required by Statement 123, the Company also provided certain pro forma disclosures for stock-based awards as if the fair-value-based approach of Statement 123 had been applied.

The Company has elected to use the modified prospective transition method as permitted by Statement 123(R) and therefore has not restated its financial results for prior periods. Under this transition method, the Company applied the provisions of Statement 123(R) to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, the Company will recognize compensation cost for the portion of the awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of January 1, 2006, as the remaining service is rendered. The compensation cost the Company records for these awards will be based on their grant-date fair value as calculated for the pro forma disclosures required by Statement 123.

No stock-based compensation cost related to stock options was recognized in the statements of earnings for the years ended December 31, 2005 and 2004, as all options granted in these periods had an exercise price equal to the market price at the date of grant. As a result of adopting Statement 123(R), the Company’s earnings before income taxes and net earnings for the three-month period ended March 31, 2006 were approximately $7,000 and $4,000 lower than if we had continued to account for stock-based compensation under APB Opinion 25. Compensation expense is recognized in the general and administrative expenses line item of the Company’s statements of earnings on a straight-line basis over the vesting periods. There are no capitalized stock-based compensation costs at March 31, 2006 and 2005. The adoption of Statement 123(R) had no impact on our basic and dilutive earnings per common share for the three-month period ended March 31, 2006.

The following table illustrates the effect on net earnings after tax and net earnings per common share as if we had applied the fair value recognition provisions of Statement 123 to stock-based compensation for the three-month period ended March 31, 2005:

Net earnings as reported	$963,000
Deduct: Total stock-based employee compensation expense determined under fair value method, net of related tax effects	(6,000)
Pro forma net earnings	$957,000

Basic earnings per common share
As reported	$.27
Pro forma	$.27
Diluted earnings per common share
As reported	$.25
Pro forma	$.25

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model.

Stock Option Plan

The Company’s 2002 Incentive Stock Option Plan (the “Current Plan”) authorizes the issuance, to employees and directors, of options to purchase a maximum of 1,100,000 shares of Class A Common Stock. These options must be issued within ten years of the effective date of the Plan and are exercisable for a ten year period from the date of grant, at prices not less than 100% of the market value of the Class A Common Stock on the date the option is granted. Options granted to any 10% stockholder are exercisable for a five year period from the date of grant, at prices not less than 110% of the market value of the Class A Common Stock on the date the option is granted. Options typically vest immediately. In the event options granted contain a vesting schedule over a period of years, the Company recognizes compensation cost for these awards on a straight-line basis over the service period. The Current Plan, which terminates in 2012, is the successor to the Company’s 1992 Incentive Stock Option Plan (the “Prior Plan”).

The following is a summary of the changes in outstanding options for the three months ended March 31, 2006:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2006	596,900	$7.58	4.7
Granted	—	—
Exercised	(36,000)	5.79	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding, March 31, 2006	560,900	$7.69	4.4	$3,932,000
Vested, March 31, 2006	519,422	$7.53	4.5	$3,724,000

There were no stock options granted during the three months ended March 31, 2006 and 2005. The total intrinsic value of stock options exercised during the three months ended March 31, 2006 and 2005 was $223,000 and $113,000, respectively.

The following is a summary of changes in non-vested shares for the three months ended March 31, 2006:

	Option Shares	Weighted Average Grant-Date Fair Value
Non-vested shares, January 1, 2006	41,478	$2.73
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested shares, March 31, 2006	41,478	$2.73

The Company recognizes compensation cost over the requisite service period. However, the exercisability of the respective non-vested options, which are at pre-determined dates on a calendar year, do not necessarily correspond to the period(s) in which straight-line amortization of compensation cost is recorded.

Other Information

As of March 31, 2006, the Company has approximately $43,000 of total unrecognized compensation cost related to non-vested awards granted under our share-based plans, which we expect to recognize over a weighted-average period of 2.7 years.

The Company received cash from options exercised during the three-months ended March 31, 2006 of approximately $147,000. The impact of these cash receipts is included in financing activities in the accompanying consolidated condensed statements of cash flows. Statement 123(R) requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows.

The number of shares of Class A common stock reserved for stock options available for issuance under the Current Plan as of March 31, 2006 was 683,400. Of the options outstanding at March 31, 2006, 348,100 were issued under the Current Plan and 212,800 were issued under the Prior Plan.

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

The Company accounts for changes in the fair value of its foreign currency contracts by marking them to market and recognizing any resulting gains or losses through its statement of earnings. The Company also marks its yen-denominated payables to market, recognizing any resulting gains or losses in its statement of earnings. At March 31, 2006, the Company had foreign currency forward contracts, maturing in 2006, to purchase Japanese yen at contracted forward rates. The value of these contracts at March 31, 2006, based on that day’s closing spot rate, was approximately $1,341,000, which was the approximate value of the Company’s yen-denominated accounts payable. During the three month periods ended March 31, 2006 and 2005, the Company recorded in its cost of sales a net realized gain of approximately $10,000 and a net realized loss of $102,000, respectively, on foreign currency transactions. At March 31, 2006 and 2005, the Company had no unrealized gains or losses in foreign currency transactions.

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 allows companies to elect to measure at fair value entire financial instruments containing embedded derivatives that would otherwise have to be accounted for separately. It also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest- and principal-only strips are subject to SFAS No. 133, and amends SFAS No. 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event after the beginning of a company’s first fiscal year that begins after September 15, 2006. The Company does not expect adoption of SFAS No. 155 to have a material effect on its results of operations or financial position.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” SFAS No. 156 requires the recognition of a servicing asset or liability each time a company undertakes an obligation to service a financial asset in certain situations. It requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practical. SFAS No. 156 is effective as of the beginning of a company’s first fiscal year that begins after September 15, 2006. The Company does not expect adoption of SFAS No. 156 to have a material effect on its results of operations or financial position.

NOTE 6 – ACQUISITION

Pacific Stair Products, Inc.

Pursuant to an Asset Purchase Agreement (the “PSP APA”), dated December 20, 2005, between Pacific Stair Products, a California corporation (“Old PSP”), and Pacific Stair Products, Inc., a newly-formed Delaware corporation (“Pacific Stair”) and a wholly-owned subsidiary of Countrywide, effective January 3, 2006, Pacific Stair purchased substantially all of the operating assets of Old PSP. The total purchase price for the assets was approximately $5,233,000, subject to adjustments, plus the assumption of certain liabilities and obligations by Pacific Stair. The assets purchased pursuant to the PSP APA include, among others, accounts receivable, inventory, machinery and equipment and certain intangibles. Certain assets were retained by Old PSP including cash and title to any real property. The purchase price, including direct acquisition costs, represents a premium over the fair value of the assets purchased of approximately $4,198,000, which will be allocated among goodwill and other intangible assets. Pacific Stair is a manufacturer of premium stair rail products and a distributor of staircase components to the building industry, primarily in southern California and the southwestern region of the United States. As a result of this transaction, Countrywide has increased its purchasing power and geographic distribution. The acquisition was financed through the Company’s credit facility with Citibank. The consolidated condensed financial statements presented herein include the results of operations for Pacific Stair for the period from January 3, 2006 to March 31, 2006.

The purchase price for this acquisition, negotiated on the basis of Pacific Stair’s historical financial performance, was as follows:

Cash paid at closing from short-term borrowings	$5,233,000
Additional purchase price for working capital adjustment	(38,000)
Direct acquisition costs	163,000
Total purchase price	$5,358,000

The following table presents the estimated fair values of the net assets acquired and the amount allocated to goodwill:

Current and other assets		$912,000
Property and equipment		250,000
Identifiable intangible assets:
Customer relationships	$1,800,000
Tradename	1,450,000
Non-compete and employment agreements	50,000	3,300,000
		4,462,000
Less: liabilities assumed		2,000
Total fair value of net assets acquired		4,460,000
Goodwill		898,000
Total purchase price		$5,358,000

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

Customer relationships	25 years
Tradename	Indefinite
Non-compete and employment agreements	5 years

The following unaudited pro forma financial information presents the combined results of operations of the Company and its Pacific Stair acquisition as if it had occurred at the beginning of the periods presented. The pro forma financial information reflects appropriate adjustments for amortization of intangible assets, additional compensation related to an employment agreement, interest expense and income taxes. The pro forma financial information presented is not necessarily indicative of either the actual consolidated operating results had the acquisition been completed at the beginning of each period or future operating results of the consolidated entities.

Three Months Ended March 31, 2005

Net revenues	$25,530,000
Net earnings from continuing operations	$1,226,000
Earnings per common share from continuing operations:
Basic	$.34
Diluted	$.32

NOTE 7 – DISCONTINUED OPERATIONS

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

The Company recognized a gain on the sale of these assets of approximately $71,000, net of taxes, in fiscal 2005.

The following amounts related to Embassy and Green have been segregated from the Company’s continuing operations and are reported as assets held for sale and assets and liabilities of discontinued operations in the consolidated condensed balance sheets:

	March 31, 2006	December 31, 2005
Assets held for sale and assets of discontinued operations:
Prepaid expenses	$82,000	$77,000
Assets held for sale	600,000	623,000
Total assets held for sale and assets of discontinued operations	$682,000	$700,000

Liabilities of discontinued operations:
Accounts payable and accrued expenses	$733,000	$991,000
Mortgage payable	1,339,000	1,367,000
Total liabilities of discontinued operations	$2,072,000	$2,358,000

Results of operations for Embassy and Green are included from the beginning of each fiscal period presented through the respective dates of asset disposition, and have been segregated from continuing operations and reflected as discontinued operations approximately as follows:

	Three Months Ended March 31,
	2006	2005
Net revenues	$—	$2,983,000

Earnings (loss) from operation of discontinued operations, before taxes	$3,000	$(332,000)
Income tax (expense) benefit	(1,000)	112,000
Earnings (loss) from operation of discontinued operations	2,000	(220,000)

Gain on sale of discontinued operations, before taxes	—	107,000
Income tax expense	—	(36,000)
Gain on sale of discontinued operations	—	71,000
Earnings (loss) from discontinued operations	$2,000	$(149,000)

NOTE 8 - ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable -net consists of:

	March 31, 2006	December 31, 2005
Trade accounts receivables	$13,258,000	$12,757,000
Allowance for doubtful accounts	(182,000)	(190,000)
	$13,076,000	$12,567,000

NOTE 9 - INVENTORIES

Inventories - net consist of:

	March 31, 2006	December 31, 2005
Raw material	$2,122,000	$2,209,000
Work in process	422,000	349,000
Finished goods	25,804,000	25,597,000
	28,348,000	28,155,000
Reserve for obsolete and slow-moving inventories	(2,094,000)	(1,981,000)
	$26,254,000	$26,174,000

NOTE 10 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill for the three months ended March 31, 2006 are as follows:

	Consolidated	Tools and other products	Hardware
Balance, January 1, 2006	$23,821,000	$2,394,000	$21,427,000
Acquisition of Pacific Stair	898,000	—	898,000
Balance, March 31, 2006	$24,719,000	$2,394,000	$22,325,000

Other intangible assets were as follows:

	March 31, 2006		December 31, 2005
	Cost	Accumulated amortization	Cost	Accumulated amortization
Other intangible assets:
Customer relationships	$10,960,000	$2,353,000	$9,160,000	$2,119,000
Vendor relationship	890,000	156,000	890,000	134,000
Non-compete and Employment agreements	810,000	598,000	760,000	557,000
Trademark/tradename	2,140,000	—	690,000	—
Licensing	105,000	2,000	105,000	—
Total	$14,905,000	$3,109,000	$11,605,000	$2,810,000

Amortization expense for intangible assets subject to amortization was approximately $299,000 and $276,000 for the three-month periods ended March 31, 2006 and 2005, respectively.

Amortization expense for each of the twelve-month periods ending March 31, through the twelve-month period ending March 31, 2011, is estimated to be as follows: 2007 - $1,198,000; 2008 - $710,000; 2009 - $666,000; 2010 - $665,000; and 2011 - $663,000. The weighted average amortization period for intangible assets was 12.3 years at March 31, 2006 and 10.96 years at December 31, 2005.

NOTE 11 - WARRANTY LIABILITY

The Company offers to its customers warranties against product defects for periods ranging from one to three years, depending on the specific product and terms of the customer purchase agreement. The Company’s typical warranties require it to repair or replace the defective products during the warranty period at no cost to the customer. At the time the product revenue is recognized, the Company records a liability for estimated costs under its warranties, which costs are estimated based on historical experience. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. While the Company believes that its estimated liability for product warranties is adequate, the estimated liability for the product warranties could differ materially from future actual warranty costs.

Changes in the Company’s warranty liability, included in other accrued liabilities, were as follows:

	Three months ended March 31,
	2006	2005
Balance, beginning of period	$419,000	$510,000
Warranties issued and changes in estimated pre-existing warranties	91,000	95,000
Actual warranty costs incurred	(96,000)	(124,000)
Balance, end of period	$414,000	$481,000

NOTE 12 - BUSINESS SEGMENTS

The Company has organized its business into two reportable business segments: Tools and other products, and Hardware. The Company is organized around these two distinct product segments, each of which has very different end users. For reporting purposes, Florida Pneumatic and Franklin are combined in the “Tools and other products” segment, Woodmark, Pacific Stair and Nationwide are combined in the “Hardware” segment. Results for Pacific Stair have been included since January 3, 2006. The Company evaluates segment performance based primarily on segment operating income. The accounting policies of each of the segments are the same as those described in Note 1.

The following presents financial information by segment for the three-month periods ended March 31, 2006 and 2005. Segment operating income excludes general corporate expenses, interest expense and income taxes. Identifiable assets are those assets directly owned or utilized by the particular business segment.

Three months ended March 31, 2006	Consolidated	Tools and other products	Hardware

Revenues from unaffiliated customers	$26,850,000	$9,463,000	$17,387,000

Segment operating income	3,418,000	$710,000	$2,708,000
General corporate expense	(1,470,000)
Interest expense – net	(492,000)
Earnings from continuing operations before income taxes	$1,456,000

Segment assets	$85,464,000	$26,169,000	$59,295,000
Corporate assets and assets of discontinued operations	4,899,000
Total assets	$90,363,000

Three months ended March 31, 2005	Consolidated	Tools and other products	Hardware

Revenues from unaffiliated customers	$24,324,000	$10,114,000	$14,210,000

Segment operating income	3,383,000	$1,022,000	$2,361,000
General corporate expense	(1,084,000)
Interest expense – net	(415,000)
Earnings from continuing operations before income taxes	$1,884,000

Segment assets	$79,118,000	$26,515,000	$52,603,000
Corporate assets and assets of discontinued operations	10,355,000
Total assets	$89,473,000

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of P&F Industries, Inc. and subsidiaries. The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. Any forward-looking statements contained herein, including those related to the Company’s future performance, are based upon the Company’s historical performance and on current plans, estimates and expectations. All forward-looking statements involve risks and uncertainties. These risks and uncertainties could cause the Company’s actual results for the 2006 fiscal year and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company for a number of reasons, as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 in response to Item 1A. to Part I of Form 10-K. Forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Florida Pneumatic is engaged in the importation, manufacture and sale of pneumatic hand tools, primarily for the industrial, retail and automotive markets, and the importation and sale of compressor air filters. Florida Pneumatic also markets, through its Berkley Tool division (“Berkley”), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely-used brand of pipe cutting and threading machines. In addition, through its Franklin Manufacturing (“Franklin”) division, Florida Pneumatic imports a line of door and window hardware. Countrywide conducts its business operations through Nationwide Industries, Inc. (“Nationwide”) and through Woodmark International, L.P. (“Woodmark”), a limited partnership between Countrywide and WILP Holdings, Inc., a subsidiary of Countrywide. Nationwide is an importer and manufacturer of door, window and fencing hardware. Woodmark is an importer of builders’ hardware, including staircase components and kitchen and bath hardware and accessories. In January 2006, Countrywide acquired substantially all of the operating assets of Pacific Stair Products, Inc. (“Pacific Stair”). Pacific Stair is a manufacturer of premium stair rail products and a distributor of Woodmark’s staircase components to the building industry, primarily in southern California and the southwestern region of the United States.

The Company’s wholly-owned subsidiary, Embassy Industries, Inc. (“Embassy”), was engaged in the manufacture and sale of baseboard heating products and the importation and sale of radiant heating systems until it exited that business in October 2005 through the sale of substantially all of its non-real estate assets. The Company’s wholly-owned subsidiary, Green Manufacturing, Inc. (“Green”), was primarily engaged in the manufacture, development and sale of heavy-duty welded custom designed hydraulic cylinders until it exited that business in December 2004 through the sale of certain assets. Green also manufactured a line of access equipment for the petro-chemical industry until it exited that business in February 2005 through the sale of certain assets and a line of post hole digging equipment for the agricultural industry until it exited that business in July 2005 through the sale of certain assets. Green has effectively ceased all operating activities. The assets and liabilities and results of operations of Embassy and Green have been segregated and reported separately as discontinued operations in the Consolidated Financial Statements. Note 12 to the Notes to Consolidated Condensed Financial Statements presents financial information for the segments of the Company’s business.

Overview

On January 3, 2006, Pacific Stair acquired certain assets comprising the business of the former Pacific Stair Products, and assumed certain related liabilities. The Company’s consolidated results of operations include the results of operations for Pacific Stair for the three months ended March 31, 2006 within its hardware business segment. In addition, the Company’s consolidated results of operations present Embassy and Green as discontinued operations.

Consolidated revenues for the quarter ended March 31, 2006 increased $2,526,000, or 10.4%, from $24,324,000 to $26,850,000. Revenues increased approximately $3,177,000, or 22.3%, at Countrywide, which includes revenues at Woodmark, Pacific Stair and Nationwide. Woodmark had first quarter revenues of $10,977,000, increasing $986,000, or 9.9%. Newly-acquired Pacific Stair reported first quarter revenues of $1,666,000. Nationwide reported revenues of $4,742,000, increasing $523,000, or 12.4%. Revenues at Florida Pneumatic decreased $651,000, or 6.4%, to $9,463,000. Gross profit increased $532,000, or 6.9%, for the quarter primarily due to an increase in revenues, which included Pacific Stair in 2006. Consolidated earnings from continuing operations decreased $240,000, or 21.6%, from $1,112,000 to $872,000 for the quarter ended March 31, 2006.

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

There have been no material changes in the Company’s critical accounting policies and estimates from those discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ACQUISITION

For acquisitions, results of operations are included in the Consolidated Condensed Financial Statements from the date of acquisition.

Pacific Stair Products, Inc.

Pursuant to an Asset Purchase Agreement (the “PSP APA”), dated December 20, 2005, between Pacific Stair Products, a California corporation (“Old PSP”), and Pacific Stair Products, Inc., a newly-formed Delaware corporation (“Pacific Stair”) and a wholly-owned subsidiary of Countrywide, effective January 3, 2006, Pacific Stair purchased substantially all of the operating assets of Old PSP. The total purchase price for the assets was approximately $5,233,000, subject to adjustments, plus the assumption of certain liabilities and obligations by Pacific Stair. The assets purchased pursuant to the PSP APA include, among others, accounts receivable, inventory, machinery and equipment and certain intangibles. Certain assets were retained by Old PSP including cash and title to any real property. The purchase price, including direct acquisition costs, represents a premium over the fair value of the assets purchased of approximately $4,198,000, which will be allocated among goodwill and other intangible assets. Pacific Stair is a manufacturer of premium stair rail products and a distributor of staircase components to the building industry, primarily in southern California and the southwestern region of the United States. As a result of this transaction, Countrywide has increased its purchasing power and geographic distribution. The acquisition was financed through the Company’s credit facility with Citibank. The consolidated condensed financial statements presented herein include the results of operations for Pacific Stair for the period from January 3, 2006 to March 31, 2006.

As part of the acquisition, the Company recorded approximately $3,300,000 in other identifiable intangible assets, principally related to the value of customer relationships and a tradename, and approximately $898,000 of goodwill, including direct acquisition costs, through March 31, 2006.

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

The Company recognized a gain on the sale of these assets of approximately $71,000, net of taxes, in fiscal 2005.

The following amounts related to Embassy and Green have been segregated from the Company’s continuing operations and are reported as assets held for sale and assets and liabilities of discontinued operations in the consolidated condensed balance sheets:

	March 31, 2006	December 31, 2005
Assets held for sale and assets of discontinued operations:
Prepaid expenses	$82,000	$77,000
Assets held for sale	600,000	623,000
Total assets held for sale and assets of discontinued operations	$682,000	$700,000

Liabilities of discontinued operations:
Accounts payable and accrued expenses	$733,000	$991,000
Mortgage payable	1,339,000	1,367,000
Total liabilities of discontinued operations	$2,072,000	$2,358,000

Results of operations for Embassy and Green are included from the beginning of each fiscal period presented through the respective dates of asset disposition, and have been segregated from continuing operations and reflected as discontinued operations approximately as follows:

	Three Months Ended March 31,
	2006	2005
Net revenues	$—	$2,983,000

Earnings (loss) from operation of discontinued operations, before taxes	$3,000	$(332,000)
Income tax (expense) benefit	(1,000)	112,000
Earnings (loss) from operation of discontinued Operations	2,000	(220,000)

Gain on sale of discontinued operations, before taxes	—	107,000
Income tax expense	—	(36,000)
Gain on sale of discontinued operations	—	71,000
Earnings (loss) from discontinued operations	$2,000	$(149,000)

RESULTS OF OPERATIONS

Quarters ended March 31, 2006 and 2005

Revenues

Revenues for the quarters ended March 31, 2006 and 2005 were approximately as follows:

Three months ended March 31,	Consolidated	Tools and other products	Hardware
2006	$26,850,000	$9,463,000	$17,387,000

2005	$24,324,000	$10,114,000	$14,210,000

% increase (decrease)	10.4%	(6.4)%	22.3%

Revenues from tools and other products decreased due primarily to approximately $310,000 less in retail promotions in the period, as well as a decrease in base sales of approximately $360,000. Base sales decreased as a result of decreased purchasing activity of approximately $692,000 from a significant customer as part of a program to reduce its overall inventory levels, which was partially offset by a $332,000 increase in base sales from another significant customer. Decreases in revenues of approximately $173,000 at Franklin were due primarily to decreased shipments to a few customers related to weak in-store sales and supply-related issues. Partially offsetting these decreases were increases in automotive revenues of approximately $66,000 and increases in Berkley revenues of approximately $102,000.

Revenues from hardware increased at both Woodmark and Nationwide and include revenues from the newly-acquired Pacific Stair as of January 3, 2006. Woodmark’s revenues increased $986,000,

or 9.9%. Revenues from the sale of staircase components continue to increase, benefiting from better customer penetration. Further, revenues in our kitchen and bath products sold into the mobile home and remodeling markets have increased, reversing their 2005 trend, as we have strengthened relationships with certain customers. Pacific Stair’s revenues were $1,666,000 for the first quarter. Moreover, Nationwide’s revenues increased by approximately $523,000, or 12.4%, primarily attributable to an increase of approximately $566,000, or 26%, in sales of fencing products.

All revenues are generated in U.S. dollars and are not impacted by changes in foreign currency exchange rates.

Gross Profits

Gross profits for the quarters ended March 31, 2006 and 2005 were approximately as follows:

Three months ended March 31,	Consolidated	Tools and other products	Hardware
2006	$8,247,000	$3,064,000	$5,183,000
	30.7%	32.4%	29.8%

2005	$7,716,000	$3,140,000	$4,576,000
	31.7%	31.1%	32.2%

The increase in the gross profit percentage from tools and other products was due primarily to a lower proportionate amount of retail promotional sales in the current period, which historically have lower average margins, versus the prior-year period and the strength of the U.S. dollar in relation to the Japanese yen, partially offset by the weakness of the U.S. dollar in relation to the Taiwan dollar compared to the prior-year period. The decrease in the gross profit percentage from hardware was due primarily to some cost increases from Asian suppliers due to increases in the cost of metals, competitive pricing pressures on certain stair products and the inclusion of Pacific Stair, which operates at a lower gross margin than the rest of the group. The gross margin percentage decrease was partially offset by a favorable product mix in fencing revenues and a shift by Nationwide to high-quality, lower-cost suppliers for some products.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative (“SG&A”) expenses increased $883,000, or 16.3%, from approximately $5,417,000 to approximately $6,299,000. SG&A expenses grew at a faster rate than the consolidated revenue increase for the quarter. This unusual expense growth was driven by several factors, including certain corporate non-recurring professional and tax fees, the non-recurring cost of the move of the Company’s corporate headquarters, certain other significant annual corporate expenses that are not typically concentrated in the first quarter, and planned increases in sales and marketing expenses that are intended to generate additional revenue in the coming periods. SG&A expenses as a percentage of revenues increased from 22.3% to 23.5%.

Interest - Net

Net interest expense increased $77,000, or 18.5%, from approximately $415,000 to approximately $492,000, due primarily to higher average borrowings under the revolving credit loan facility to finance working capital requirements and the acquisition of Pacific Stair in January 2006. Interest expense on borrowings under the Company’s revolving credit loan facility increased by approximately $42,000, as higher average borrowings were further impacted by higher average interest rates. Interest expense on trade financing at Florida Pneumatic increased approximately $18,000 as a result of higher interest rates and higher average borrowings from a supplier. Interest expense on borrowings under the term loan facility remained flat due to lower average borrowings during the period due to repayments, offset by higher average interest rates. Interest expense on Woodmark’s acquisition-related notes increased by approximately $10,000 due to higher average interest rates.

Income Taxes

The effective tax rates applicable to earnings from continuing operations for the quarters ended March 31, 2006 and 2005 were 40.1% and 41.0%, respectively.

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

The Company gauges its liquidity and financial stability by the measurements shown in the following table:

	March 31, 2006	December 31, 2005
Working Capital	$23,572,000	$27,981,000
Current Ratio	2.05 to 1	2.51 to 1
Shareholders’ Equity	$48,443,000	$47,716,000

On January 3, 2006, Pacific Stair acquired certain assets comprising the business of the former Pacific Stair Products and assumed certain related liabilities.

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

Cash decreased $850,000, from $1,772,000 as of December 31, 2005 to $922,000, as of March 31, 2006. The Company’s debt levels increased, from $26,631,000 at December 31, 2005 to $29,618,000 at March 31, 2006, primarily to fund working capital needs and the acquisition of Pacific Stair. The Company’s total percent of debt to total book capitalization (debt plus equity) increased from 35.8% at December 31, 2005 to 37.9% at March 31, 2006.

Cash provided by (used in) operating activities of continuing operations for the three-month periods ended March 31, 2006 and 2005 were approximately $2,435,000 and $(3,080,000), respectively. The Company believes that cash on hand derived from operations and cash available through borrowings under its credit facilities will be sufficient to allow the Company to meet its foreseeable working capital needs.

During the three months ended March 31, 2006, gross accounts receivable decreased by approximately $76,000. Increases (decreases) were approximately $(1,820,000) and $1,744,000 at Florida Pneumatic and Countrywide, respectively. The decrease in Florida Pneumatic’s gross accounts receivable resulted from payments received from a major customer from a large promotion that occurred in the latter part of 2005. The increase at Countrywide was due primarily to increase in revenues of Woodmark and Nationwide during the current quarter, as well as the inclusion of Pacific Stair which reported approximately $249,000 in gross accounts receivable.

During the three months ended March 31, 2006, inventories decreased by approximately $258,000. Increases (decreases) were approximately $396,000 and $(654,000) at Florida Pneumatic and Countrywide, respectively. Inventory levels at Florida Pneumatic increased slightly as a result of the timing of inventory purchases. The decrease at Countrywide was due primarily to decreases at Woodmark of approximately $1,044,000 which had built up inventories at year-end anticipating a supplier shut-down and relocation in the first quarter of 2006, offset by the inclusion of Pacific Stair inventory of approximately $507,000.

During the three months ended March 31, 2006, short-term borrowings increased by $4,000,000 primarily from the acquisition of Pacific Stair and the timing of working capital requirements.

During the three months ended March 31, 2006, accounts payable increased by approximately $2,303,000. Increases were approximately $2,121,000 and $182,000 at Florida Pneumatic and Countrywide, respectively. The increases at Florida Pneumatic were due primarily to inventory purchases from a major foreign supplier that has granted more favorable payment terms. The increase at Countrywide was due primarily to the increase associated with the inclusion of Pacific Stair accounts payable of approximately $104,000 and the timing of certain inventory purchases at Nationwide.

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

The revolving credit loan facility provides a maximum of $12,000,000, with various sublimits, for direct borrowings, letters of credit, bankers’ acceptances and equipment loans. There are no commitment fees for any unused portion of this credit facility. At March 31, 2006, there was $7,000,000 outstanding against the revolving credit loan facility, and there were no open letters of credit.

The term loan facility provides a maximum commitment of $34,000,000 to finance acquisitions subject to the approval of the lending banks. There are no commitment fees for any unused portion of this credit facility. The Company borrowed $29,000,000 against this facility to finance the Woodmark acquisition transaction in June 2004, and there was $16,450,000, including amounts rolled over from the prior term loan facility, outstanding against the term loan facility at March 31, 2006.

The foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding under the foreign exchange line at March 31, 2006, based on that day’s closing spot rate, was approximately $1,341,000.

Under its credit agreement, the Company is required to adhere to certain financial covenants. At March 31, 2006, and for the quarter then ended, the Company was in compliance with all of these covenants. Certain of the Company’s mortgage agreements also require the Company to adhere to certain financial covenants. At March 31, 2006, and for the quarter then ended, the Company was in compliance with all of these covenants.

Capital spending was approximately $501,000 and $151,000 for the three months ended March 31, 2006 and 2005, respectively, which amounts were provided from working capital. Capital expenditures for the remainder of 2006 are expected to be approximately $1,000,000, some of which may be financed through the Company’s credit facilities. Included in the expected total for 2006 are capital expenditures relating to renovation and expansion of operating facilities, new products, expansion of existing product lines and replacement of equipment.

OFF-BALANCE SHEET ARRANGEMENTS

The Company’s foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of foreign currencies needed for payments to foreign suppliers. The Company has not purchased forward contracts on New Taiwan dollars. The total amount of foreign currency forward contracts outstanding at March 31, 2006, based on that day’s closing spot rate, was approximately $1,341,000.

The Company, through Florida Pneumatic, imports a significant amount of its purchases from Japan, with payment due in Japanese yen. As a result, the Company is subject to the effects of foreign currency exchange fluctuations. The Company uses a variety of techniques to protect itself from any adverse effects from these fluctuations, including increasing its selling prices, obtaining price reductions from its overseas suppliers, using alternative supplier sources and entering into foreign currency forward contracts. The decrease in the strength of the Japanese yen versus the U.S. dollar from 2005 to 2006 had a positive effect on the Company’s results of operations and its financial position. During the three-months ended March 31, 2006, the relative value of the U.S dollar in relation to the Japanese yen was above fiscal 2005 averages. There can be no assurance as to the future trend of this value. (See “Item 3 - Quantitative and Qualitative Disclosures About Market Risk.”)

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

The Company accounts for changes in the fair value of its foreign currency contracts by marking them to market and recognizing any resulting gains or losses through its statement of earnings. The Company also marks its yen-denominated payables to market, recognizing any resulting gains or losses in its statement of earnings. At March 31, 2006, the Company had foreign currency forward contracts, maturing in 2006, to purchase Japanese yen at contracted forward rates. The value of these contracts at March 31, 2006, based on that day’s closing spot rate, was approximately $1,341,000, which was the approximate value of the Company’s corresponding yen-denominated accounts payable. During the three month periods ended March 31, 2006 and 2005, the Company recorded in its cost of sales a net realized gain of approximately $10,000 and a net realized loss of $102,000, respectively, on foreign currency transactions. At March 31, 2006 and 2005, the Company had no unrealized gains or losses on foreign currency transactions.

The potential loss in value of the Company’s net investment in foreign currency forward contracts resulting from a hypothetical 10 percent adverse change in foreign currency exchange rates at March 31, 2006 was approximately $152,000.

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and short-term debt, approximate fair value as of March 31, 2006 because of the relatively short-term maturity of these financial instruments. The carrying amounts reported for long-term debt approximate fair value as of March 31, 2006 because, in general, the interest rates underlying the instruments fluctuate with market rates.

Item 4.            Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed, under the supervision of, and with the participation of, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities and Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective for the reasons discussed below related to the weaknesses in our internal control over financial reporting. To address the control weaknesses described below, the Company performed additional analysis and performed other procedures to ensure the consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated condensed financial statements included in this Quarterly Report on Form 10-Q, fairly present, in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Description of Material Weaknesses

Management’s assessment confirmed the following material weaknesses at March 31, 2006 that were previously identified at December 31, 2005 in the Company’s internal control over financial reporting:

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

The Certifications of the Company’s Principal Executive Officer and Principal Financial Officer included as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4 - Controls and Procedures for a more complete understanding of the matters covered by such certifications.

Planned Remediation Efforts to Address Material Weaknesses

The Company has developed remediation plans and initiated action steps during the three month period ended March 31, 2006 designed to address each of the material weaknesses in the internal control over financial reporting identified above and to implement any and all corrective actions that are required to improve the design and operating effectiveness of internal control over financial reporting, including the enhancement of the Company’s policies, systems and procedures. The Company implemented the following measures to remediate the numbered control deficiencies identified above:

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

Changes in Internal Control Over Financial Reporting

Except as otherwise discussed herein, there have been no significant changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. However, the Company made changes to the design and operation of internal control over financial reporting during the first quarter in order to increase the design and operating effectiveness of internal controls in connection with implementing Section 404 of the Sarbanes-Oxley Act of 2002. In addition, the Company is currently implementing enhancements to the Company’s internal control over financial reporting to address the material weaknesses described above.

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings

The Company is a defendant or co-defendant in various actions brought about in the ordinary course of conducting its business. The Company does not believe that any of these actions are material to the financial condition of the Company.

Item 1A.         Risk Factors

There were no material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 in response to Item 1A. to Part I of Form 10-K.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans

January 1, 2006 through January 31, 2006	3,356	$12.23	3,356	132,222
February 1, 2006 through February 28, 2006	16,675	$12.84	16,675	115,547
March 1, 2006 through March 31, 2006	3,000	$13.01	3,000	112,547
Total	23,031	$12.55	23,031	112,547

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

P&F INDUSTRIES, INC.
(Registrant)

By /s/ Joseph A. Molino, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: May 12, 2006	(Principal Financial and Chief Accounting Officer)

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit

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

2.7

Amendment to Asset Purchase Agreement, dated June 8, 2005, among Rosenboom Machine & Tool, Inc., Green Manufacturing, Inc. and P&F Industries, Inc. (Incorporated by reference to Exhibit 2.7 to the Registrant’s Quarterly Report on Form 10-Q for the

quarter ended June 30, 2005).

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

4.4

Amendment No. 2 to Credit Agreement, dated December 27, 2005, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc.,

Woodmark International, L.P. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

4.5

Amendment No. 3 to Credit Agreement, dated February 13, 2006, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

4.6

Amendment No. 4 to Credit Agreement, dated May 11, 2006, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Filed herein).

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

10.2

Amendment to the Second Amended and Restated Employment Agreement, dated as of October 24, 2005, between the Registrant and Richard A. Horowitz (Incorporated by reference to Exhibits 10.1 to the Registrant’s Current Report on Form 8-K dated October 28, 2005).

10.3

Agreement, dated as of October 24, 2005, between the Registrant and Richard A. Horowitz and the 1994 Richard A. Horowitz Family Trust (Incorporated by reference to Exhibits 10.2 to the Registrant’s Current Report on Form 8-K dated October 28, 2005).

10.4

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

10.6	2002 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.7	Contract of Sale, dated January 13, 2006, between the Registrant and J. D’Addario &

Company, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 13, 2006).

10.8

First Amendment to Contract of Sale, dated March 8, 2006, between the Registrant and J. D’Addario & Company, Inc. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

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