Form 10-Q
period 2006-06-30
P&F INDUSTRIES INC
filed 2006-08-14
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

As of August 11, 2006, there were 3,577,760 shares of the registrant’s Class A Common Stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

i

PART I - FINANCIAL INFORMATION

Item 1.                    Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(unaudited)	(derived from audited financial statements)
ASSETS
CURRENT
Cash and cash equivalents	$1,501,879	$1,771,624
Accounts receivable – net	13,784,822	12,567,256
Notes and other receivables	1,430,926	2,727,393
Inventories – net	25,825,584	26,173,990
Deferred income taxes – net	1,496,000	1,496,000
Assets held for sale	575,519	623,519
Assets of discontinued operations	304,087	76,538
Prepaid expenses and other current assets	1,118,393	1,111,164
TOTAL CURRENT ASSETS	46,037,210	46,547,484

PROPERTY AND EQUIPMENT
Land	1,174,773	1,174,773
Buildings and improvements	5,464,971	5,219,993
Machinery and equipment	9,000,615	8,087,469
	15,640,359	14,482,235
Less accumulated depreciation and amortization	8,073,759	7,620,626
NET PROPERTY AND EQUIPMENT	7,566,600	6,861,609

GOODWILL	24,763,793	23,821,240

OTHER INTANGIBLE ASSETS – net	11,496,083	8,794,833

OTHER ASSETS – net	447,164	808,381

TOTAL ASSETS	$90,310,850	$86,833,547

See accompanying notes to consolidated condensed financial statements (unaudited).

	June 30, 2006	December 31, 2005
	(unaudited)	(derived from audited financial statements)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$6,500,000	$3,000,000
Accounts payable	4,496,486	2,927,133
Income taxes payable	145,081	1,366,146
Accrued compensation	1,506,248	2,518,196
Other accrued liabilities	3,393,642	2,338,909
Current maturities of long-term debt	7,536,247	4,058,729
Liabilities of discontinued operations	1,870,046	2,357,573
TOTAL CURRENT LIABILITIES	25,447,750	18,566,686

LONG-TERM DEBT, less current maturities	14,079,618	19,572,651

DEFERRED INCOME TAXES – net	978,000	978,000

TOTAL LIABILITIES	40,505,368	39,117,337

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares outstanding	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued - 3,850,367 and 3,814,367 shares at June 30, 2006 and December 31, 2005, respectively	3,850,367	3,814,367
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	9,156,017	8,947,855
Retained earnings	39,170,275	36,969,119
Treasury stock, at cost (272,607 and 244,576 shares at June 30, 2006 and December 31, 2005, respectively)	(2,371,177)	(2,015,131)

TOTAL SHAREHOLDERS’ EQUITY	49,805,482	47,716,210

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$90,310,850	$86,833,547

See accompanying notes to consolidated condensed financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net revenues	$28,860,361	$28,130,059	$55,709,864	$52,454,323
Cost of sales	19,452,109	18,998,228	38,054,312	35,606,787
Gross profit	9,408,252	9,131,831	17,655,552	16,847,536
Selling, general and administrative expenses	6,748,455	6,120,451	13,047,845	11,537,067
Operating income	2,659,797	3,011,380	4,607,707	5,310,469
Interest expense – net	522,058	485,974	1,014,012	901,103
Earnings from continuing operations before income taxes	2,137,739	2,525,406	3,593,695	4,409,366
Income taxes	854,000	1,082,000	1,438,000	1,854,000
Earnings from continuing operations before discontinued operations	1,283,739	1,443,406	2,155,695	2,555,366
Discontinued operations (net of taxes):
Earnings (loss) from operation of discontinued operations (net of tax expense (benefit) of $30,000 and $31,000 for 2006 and $22,000 and $(90,000) for 2005, respectively)	43,416	41,518	45,461	(178,270)
Gain on sale of discontinued operations (net of tax expense of $36,000 for 2005)	—	—	—	71,232
Earnings (loss) from discontinued operations	43,416	41,518	45,461	(107,038)

Net earnings	$1,327,155	$1,484,924	$2,201,156	$2,448,328

Basic earnings (loss) per common share:
Continuing operations	$.36	$.41	$.60	$.72
Discontinued operations	.01	.01	.01	(.03)
	$.37	$.42	$.61	$.69

Diluted earnings (loss) per common share:
Continuing operations	$.34	$.37	$.56	$.66
Discontinued operations	.01	.01	.01	(.03)
	$.35	$.38	$.57	$.63

Weighted average common shares outstanding:
Basic	3,577,760	3,568,209	3,580,834	3,564,088
Diluted	3,825,317	3,879,657	3,828,773	3,877,791

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

		Class A Common Stock, $1 Par		Additional Paid-in	Retained	Treasury Stock
	Total	Shares	Amount	Capital	Earnings	Shares	Amount

Balance, January 1, 2006	$47,716,210	3,814,367	$3,814,367	$8,947,855	$36,969,119	(244,576)	$(2,015,131)

Net earnings	2,201,156	—	—	—	2,201,156	—	—
Issuance of Class A common stock upon exercise of stock options	208,580	36,000	36,000	172,580	—	—	—
Share-based compensation	35,582	—	—	35,582	—	—	—
Shares surrendered as payment for exercise of stock options	(61,850)	—	—	—	—	(5,000)	(61,850)
Purchase of Class A common stock	(294,196)	—	—	—	—	(23,031)	(294,196)
Balance, June 30, 2006	$49,805,482	3,850,367	$3,850,367	$9,156,017	$39,170,275	(272,607)	$(2,371,177)

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities of Continuing Operations:
Net earnings	$2,201,156	$2,448,328
(Earnings) loss from discontinued operations – net of taxes	(45,461)	107,038
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities of continuing operations:
Non-cash charges and credits:
Depreciation and amortization	453,133	388,052
Amortization of other intangible assets	598,750	552,500
Amortization of other assets	3,000	3,000
Provision for losses on accounts receivable - net	14,755	23,336
Share-based compensation	35,582	—
Deferred income taxes – net	—	(96,000)
Changes in:
Accounts receivable	(655,327)	(2,463,052)
Notes and other receivables	1,296,467	1,602,049
Inventories	686,681	(4,366,531)
Prepaid expenses and other current assets	(10,693)	(219,021)
Other assets	358,217	(49,786)
Accounts payable	1,567,213	1,659,471
Accruals and other	(1,178,280)	(1,069,793)
Total adjustments	3,124,037	(3,928,737)
Net cash provided by (used in) operating activities of continuing operations	$5,325,193	$(1,480,409)

See accompanying notes to consolidated condensed financial statements (unaudited).

	Six Months Ended June 30,
	2006	2005
Cash Flows from Investing Activities of Continuing Operations:
Capital expenditures	$(908,124)	$(267,896)
Purchase of certain assets, net of certain liabilities, of Pacific Stair Products, Inc.	(5,232,916)	—
Additional payments for acquisition-related expenses	(206,915)	—
Additional purchase price adjustment	37,613	—
Proceeds from sale of certain assets of Green’s Access Division	—	880,069
Additional payments for purchase of Nationwide Industries, Inc.	—	(358,767)

Net cash (used in) provided by investing activities of continuing operations	(6,310,342)	253,406

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from short-term borrowings	11,000,000	9,000,000
Repayments of short-term borrowings	(7,500,000)	(4,500,000)
Repayments of term loan	(1,900,000)	(3,500,000)
Principal payments on long-term debt	(115,515)	(108,427)
Proceeds from exercise of stock options	146,730	214,105
Purchase of Class A common stock	(294,196)	(107,241)

Net cash provided by financing activities of continuing operations	1,337,019	998,437

Cash Flows from Discontinued Operations:
Net cash (used in) provided by operating activities	(565,038)	2,608,605
Net cash used in investing activities	—	(1,079,975)
Net cash used in financing activities	(56,577)	(56,576)

Net cash (used in) provided by discontinued operations	(621,615)	1,472,054

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(269,745)	1,243,488
Cash and cash equivalents at beginning of period	1,771,624	1,189,869
Cash and cash equivalents at end of period	$1,501,879	$2,433,357

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$949,000	$888,000
Income taxes	$2,945,000	$3,076,000

Non-cash investing and financing activities were as follows:

In connection with the sale of certain assets of Green’s Access Division in February 2005, the Company received interest-bearing promissory notes of approximately $877,000, as adjusted, payable in varying amounts through November 2006.

During the six months ended June 30, 2006, the Company received 5,000 shares of Class A Common Stock in connection with the exercise of options to purchase 15,000 shares of Class A Common Stock. The value of these shares was recorded at $61,850.

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Numerator:
Numerator for basic and diluted earnings (loss) per common share:
Earnings from continuing operations	$1,283,739	$1,443,406	$2,155,695	$2,555,366
Discontinued operations, net of taxes	43,416	41,518	45,461	(107,038)
Net earnings	$1,327,155	$1,484,924	$2,201,156	$2,448,328

Denominator:
Denominator for basic earnings per share – weighted average common shares outstanding	3,577,760	3,568,209	3,580,834	3,564,088
Effect of dilutive securities:
Stock options	247,557	311,448	247,939	313,703
Denominator for diluted earnings per share – adjusted weighted average common shares and assumed conversions	3,825,317	3,879,657	3,828,773	3,877,791

At June 30, 2006 and during the three-month and six-month periods ended June 30, 2006, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Class A Common Stock for the period. These options are anti-dilutive and are excluded from the computation of earnings per share. The weighted average anti-dilutive stock options outstanding were as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Weighted average anti-dilutive stock options outstanding	29,500	—	29,500	—

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

No stock-based compensation cost related to stock options was recognized in the statements of earnings for the years ended December 31, 2005 and 2004, as all options granted in these periods had an exercise price equal to the market price at the date of grant. As a result of adopting Statement 123(R), the Company’s earnings before income taxes and net earnings for the three-month period ended June 30, 2006 were approximately $18,000 and $10,000 lower, and for the six-month period ended June 30, 2006 were approximately $36,000 and $21,000 lower, than if we had continued to account for stock-based compensation under APB Opinion 25. Compensation expense is recognized in the general and administrative expenses line item of the Company’s statements of earnings on a straight-line basis over the vesting periods. There are no capitalized stock-based compensation costs at June 30, 2006 and 2005. The adoption of Statement 123(R) had no material impact on our basic and dilutive earnings per common share for the three-month and six-month periods ended June 30, 2006.

The following table illustrates the effect on net earnings after tax and net earnings per common share as if we had applied the fair value recognition provisions of Statement 123 to stock-based compensation for the three-month and six-month periods ended June 30, 2005:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net earnings as reported	$1,485,000	$2,448,000
Deduct: Total stock-based employee compensation expense determined under fair value method, net of related tax effects	(6,000)	(12,000)
Pro forma net earnings	$1,479,000	$2,436,000

Basic earnings per common share
As reported	$.42	$.69
Pro forma	$.41	$.68
Diluted earnings per common share
As reported	$.38	$.63
Pro forma	$.38	$.63

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

The following is a summary of the changes in outstanding options for the six months ended June 30, 2006:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2006	596,900	$7.58	4.7
Granted	—	—	—
Exercised	(36,000)	5.79	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding, June 30, 2006	560,900	$7.69	4.2	$2,557,000

Vested, June 30, 2006	511,412	$7.53	4.3	$2,414,000

There were no stock options granted during the six months ended June 30, 2006 and 2005. The total intrinsic value of stock options exercised during the six months ended June 30, 2006 and 2005 was $223,000 and $266,000, respectively.

The following is a summary of changes in non-vested shares for the six months ended June 30, 2006:

	Option Shares	Weighted Average Grant-Date Fair Value
Non-vested shares, January 1, 2006	49,488	$3.77
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested shares, June 30, 2006	49,488	$3.77

The Company recognizes compensation cost over the requisite service period. However, the exercisability of the respective non-vested options, which are at pre-determined dates on a calendar year, do not necessarily correspond to the period(s) in which straight-line amortization of compensation cost is recorded.

Other Information

As of June 30, 2006, the Company has approximately $66,000 of total unrecognized compensation cost related to non-vested awards granted under our share-based plans, which we expect to recognize over a weighted-average period of 2.5 years.

The Company received cash from options exercised during the six-months ended June 30, 2006 of approximately $147,000. The impact of these cash receipts is included in financing activities in the accompanying consolidated condensed statements of cash flows. Statement 123(R) requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows.

The number of shares of Class A common stock reserved for stock options available for issuance under the Current Plan as of June 30, 2006 was 683,400. Of the options outstanding at June 30, 2006, 348,100 were issued under the Current Plan and 212,800 were issued under the Prior Plan.

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

The Company accounts for changes in the fair value of its foreign currency contracts by marking them to market and recognizing any resulting gains or losses through its statement of earnings. The Company also marks its yen-denominated payables to market, recognizing any resulting gains or losses in its statement of earnings. At June 30, 2006, the Company had foreign currency forward contracts, maturing in 2006, to purchase Japanese yen at contracted forward rates. The value of these contracts at June 30, 2006, based on that day’s closing spot rate, was approximately $1,151,000, which was the approximate value of the Company’s yen-denominated accounts payable. During the three-month periods ended June 30, 2006 and 2005, the Company recorded in its cost of sales a net realized loss of approximately $3,000 and a net realized gain of $12,000, respectively, on foreign currency transactions. During the six-month periods ended June 30, 2006 and 2005, the Company recorded in its cost of sales a net realized gain of approximately $7,000 and a net realized loss of $90,000, respectively, on foreign currency transactions. At June 30, 2006 and 2005, the Company had no unrealized gains or losses in foreign currency transactions.

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim statements, in the period this Interpretation is adopted. The Company is presently evaluating the effect of the adoption of this interpretation on its results of operations or financial position.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 allows companies to elect to measure at fair value entire financial instruments containing embedded derivatives that would otherwise have to be accounted for separately. It also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest- and principal-only strips are subject to SFAS No. 133, and amends SFAS No. 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event after the beginning of a company’s first fiscal year that begins after September 15, 2006. The Company does not expect adoption of SFAS No. 155 to have a material effect on its results of operations or financial position.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets–an amendment of FASB Statement No. 140.” SFAS No. 156 requires the recognition of a servicing asset or liability each time a company undertakes an obligation to service a financial asset in certain situations. It requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practical. SFAS No. 156 is effective as of the beginning of a company’s first fiscal year that begins after September 15, 2006. The Company does not expect adoption of SFAS No. 156 to have a material effect on its results of operations or financial position.

NOTE 6—ACQUISITION

Pacific Stair Products, Inc.

Pursuant to an Asset Purchase Agreement (the “PSP APA”), dated December 20, 2005, between Pacific Stair Products, a California corporation (“Old PSP”), and Pacific Stair Products, Inc., a newly-formed Delaware corporation (“Pacific Stair”) and a wholly-owned subsidiary of Countrywide, effective January 3, 2006, Pacific Stair purchased substantially all of the operating assets of Old PSP. The total purchase price for the assets was approximately $5,233,000, subject to adjustments, plus the assumption of certain liabilities and obligations by Pacific Stair. The assets purchased pursuant to the PSP APA include, among others, accounts receivable, inventory, machinery and equipment and certain intangibles. Certain assets were retained by Old PSP including cash and title to any real property. The purchase price, including direct acquisition costs, represents a premium over the fair value of the assets purchased of approximately $4,243,000, which will be allocated among goodwill and other intangible assets. Pacific Stair is a manufacturer of premium stair rail products and a distributor of staircase components to the building industry, primarily in southern California and the southwestern region of the United States. As a result of this transaction, Countrywide has increased its purchasing power and geographic distribution. The acquisition was financed through the Company’s credit facility with Citibank. The consolidated condensed financial statements presented herein include the results of operations for Pacific Stair for the period from January 3, 2006 to June 30, 2006.

The purchase price for this acquisition, negotiated on the basis of Pacific Stair’s historical financial performance, was as follows:

Cash paid at closing from short-term borrowings	$5,233,000
Purchase price reduction for working capital adjustment	(38,000)
Direct acquisition costs	207,000
Total purchase price	$5,402,000

The following table presents the estimated fair values of the net assets acquired and the amount allocated to goodwill:

Current and other assets		$911,000
Property and equipment		250,000
Identifiable intangible assets:
Customer relationships	$1,800,000
Tradename	1,450,000
Non-compete and employment agreements	50,000	3,300,000
		4,461,000
Less: liabilities assumed		2,000
Total fair value of net assets acquired		4,459,000
Goodwill		943,000
Total purchase price		$5,402,000

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

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net revenues	$29,449,000	$55,034,000
Net earnings from continuing operations	$1,672,000	2,898,000
Earnings per common share from continuing operations:
Basic	$.47	$.81
Diluted	$.43	$.75

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

Pursuant to a Lease, dated as of October 11, 2005, between Embassy, as landlord and EMI, as tenant (the “EMI Lease”), Embassy agreed to lease certain space (approximately 60,000 rentable square feet) in the building located at 300 Smith Street, Farmingdale, New York to EMI in connection with the operation of EMI’s business, at an annual rental rate of $480,000, payable in monthly installments of $40,000 each. The term of the EMI Lease was for a period of six (6) months commencing October 11, 2005 and terminating April 10, 2006; provided however, that, in the event EMI served notice on Embassy by December 31, 2005, the Lease could be extended on a month to month basis to, and including, June 30, 2006. EMI served notice on Embassy to extend the EMI Lease through May 31, 2006.

Embassy has effectively ceased all operating activities. The Company recognized a gain on the sale of these assets of approximately $1,467,000, net of taxes, during the fourth quarter of fiscal 2005.

On July 24, 2006, Embassy received a letter (the “Purchaser Letter”) from counsel to J. D’Addario & Company, Inc., a New York corporation (“Purchaser”), purporting to terminate that certain contract entered into by Embassy and Purchaser on January 13, 2006 (the “Agreement”, and as amended, the “Contract of Sale”). Pursuant to the Contract of Sale, Embassy agreed to sell its Farmingdale, New York premises (the “Farmingdale Premises”) to Purchaser for a purchase price of $6,403,000.

The sale of the Farmingdale Premises was contingent upon completion of due diligence and other conditions set forth in the Contract of Sale, including, without limitation, that upon the expiration of the Investigation Period (as defined in the Contract of Sale), Embassy was to proceed with certain environmental remediation at the Farmingdale Premises (the “Required Environmental Remediation”) to the satisfaction of the Suffolk County Department of Health Services (“SCDHS”), to obtain a “No Further Action” letter from SCDHS, and to provide a copy of said letter to Purchaser upon Embassy’s receipt thereof.

Upon the expiration of the Investigation Period, Embassy completed the Required Environmental Remediation. On May 30, 2006, SCDHS issued a letter (the “SCDHS Letter”) stating that no further remediation will be required by SCDHS at this time with respect to the Required Environmental Remediation. The SCDHS Letter also noted that laboratory data provided for the upgradient groundwater sample (the “Sample”) indicated that groundwater contamination exists, and that, due to the significant exceedences noted, this information was reported to the New York State Department of Environmental Conservation (“NYSDEC”) Spills Unit, and a NYSDEC Spill Number (the “DEC Spill Number”) was assigned. Embassy delivered a copy of the SCDHS Letter to Purchaser pursuant to the terms of the Contract of Sale.

The Sample was contaminated with petroleum, and, to the Company’s knowledge, no petroleum products were used, stored or handled by Embassy at the Farmingdale Premises at or near the location where the Sample was collected. The Sample was collected from an upgradient location near the northern border of the Farmingdale Premises, which is in close proximity to a neighboring property that experienced a petroleum release. Shortly following receipt of the SCDHS Letter, NYSDEC verbally advised Embassy that it approved an investigation work-plan submitted by Embassy; the purpose of the investigation was to confirm that the contamination does not originate at the Farmingdale Premises. The investigation was completed on August 2, 2006 and the investigation results, which confirmed that the source of the petroleum contamination is not the Farmingdale Premises, were submitted to the NYSDEC on August 7, 2006. On August 11, 2006, the NYSDEC advised Embassy that, based on the results of the investigation, it is apparent that the Farmingdale Premises is not the source of groundwater contamination that was discovered based on the Sample, and that therefore the NYSDEC database has been modified to remove the Farmingdale Premises as the source of the contamination.

The Purchaser Letter purports to terminate the Contract of Sale based upon Purchaser’s assertion that the SCDHS Letter does not constitute a “No Further Action” letter as required by the Contract of Sale, and demands that the escrow agent return the downpayment with accrued interest, and that

Purchaser be reimbursed for the costs of survey and title examination.

Embassy has informed Purchaser that, in light of the contents of the SCDHS Letter, Purchaser’s purported termination of the Contract of Sale is without effect, and that Purchaser is in default of its obligation to consummate the purchase of the Farmingdale Premises under the terms of the Contract of Sale. On August 2, 2006, Purchaser instituted an action against Embassy in the Supreme Court of the State of New York, County of Suffolk, for breach of contract and return of downpayment, seeking $650,000, together with costs of title and survey and interest thereon, and the cost of the action. Embassy believes the action is without merit and intends to vigorously defend it.

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

In connection with the transaction, Green and Benko entered into an agreement which provides for Benko to purchase from Green 100% of Benko’s requirements for products of the type that constitute part of Green’s inventory of raw materials and finished goods as of the acquisition date with all purchases by Benko being binding and non-cancelable at pre-established prices. The term was for a period of one year from the acquisition date. At June 30, 2006, all of Green’s inventory was purchased by Benko.

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

Benko has withheld certain payments regarding its outstanding Access Note as a result of a disagreement regarding certain representations made by the Company in the Access APA. As such, the Company recorded a reserve of $150,000 at December 31, 2005. The Company and Benko are negotiating the rescheduling of payments under both the Access Note and the outstanding Agricultural Note and the resolution of this matter.

The Company recognized a gain on the sale of these assets of approximately $71,000, net of taxes, in fiscal 2005.

The following amounts related to Embassy and Green have been segregated from the Company’s continuing operations and are reported as assets held for sale and assets and liabilities of discontinued operations in the consolidated condensed balance sheets:

	June 30, 2006	December 31, 2005
Assets held for sale and assets of discontinued operations:
Prepaid expenses	$304,000	$77,000
Assets held for sale	576,000	623,000
Total assets held for sale and assets of discontinued operations	$880,000	$700,000

Liabilities of discontinued operations:
Accounts payable and accrued expenses	$559,000	$991,000
Mortgage payable	1,311,000	1,367,000
Total liabilities of discontinued operations	$1,870,000	$2,358,000

Results of operations for Embassy and Green are included from the beginning of each fiscal period presented through the respective dates of asset disposition, and have been segregated from continuing operations and reflected as discontinued operations approximately as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net revenues	$—	$2,761,000	$—	$5,924,000
Earnings (loss) from operation of discontinued operations, before taxes	$73,000	$64,000	$76,000	$(268,000)
Income tax (expense) benefit	(30,000)	(22,000)	(31,000)	90,000
Earnings (loss) from operation of discontinued operations	43,000	42,000	45,000	(178,000)
Gain on sale of discontinued operations, before taxes	—	—	—	107,000
Income tax expense	—	—	—	(36,000)
Gain on sale of discontinued operations	—	—	—	71,000
Earnings (loss) from discontinued operations	$43,000	$42,000	$45,000	$(107,000)

NOTE 8 - ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable -net consists of:

	June 30, 2006	December 31, 2005
Trade accounts receivables	$13,989,000	$12,757,000
Allowance for doubtful accounts	(204,000)	(190,000)
	$13,785,000	$12,567,000

NOTE 9 - INVENTORIES

Inventories - net consist of:

	June 30, 2006	December 31, 2005
Raw material	$2,410,000	$2,209,000
Work in process	411,000	349,000
Finished goods	25,028,000	25,597,000
	27,849,000	28,155,000
Reserve for obsolete and slow-moving inventories	(2,023,000)	(1,981,000)
	$25,826,000	$26,174,000

NOTE 10 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill for the six months ended June 30, 2006 are as follows:

	Consolidated	Tools and other products	Hardware
Balance, January 1, 2006	$23,821,000	$2,394,000	$21,427,000
Acquisition of Pacific Stair	943,000	—	943,000
Balance, June 30, 2006	$24,764,000	$2,394,000	$22,370,000

Other intangible assets were as follows:

	June 30, 2006		December 31, 2005
	Cost	Accumulated amortization	Cost	Accumulated amortization
Other intangible assets:
Customer relationships	$10,960,000	$2,588,000	$9,160,000	$2,119,000
Vendor relationship	890,000	178,000	890,000	134,000
Non-compete and Employment agreements	810,000	638,000	760,000	557,000
Trademark/tradename	2,140,000	—	690,000	—
Licensing	105,000	5,000	105,000	—
Total	$14,905,000	$3,409,000	$11,605,000	$2,810,000

Amortization expense for intangible assets subject to amortization was as follows:

Three months ended June 30,		Six months ended June 30,
2006	2005	2006	2005
$300,000	$276,000	$599,000	$553,000

Amortization expense for each of the twelve-month periods ending June 30, through the twelve-month period ending June 30, 2011, is estimated to be as follows: 2007 - $1,109,000; 2008 - $666,000; 2009 - $666,000; 2010 - $666,000; and 2011 - $661,000. The weighted average amortization period for intangible assets was 14.1 years at June 30, 2006 and 10.96 years at December 31, 2005.

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

Changes in the Company’s warranty liability, included in other accrued liabilities, were as follows:

	Six months ended June 30,
	2006	2005
Balance, beginning of period	$419,000	$490,000
Warranties issued and changes in estimated pre-existing warranties	329,000	245,000
Actual warranty costs incurred	(359,000)	(298,000)
Balance, end of period	$389,000	$437,000

NOTE 12 - BUSINESS SEGMENTS

The Company has organized its business into two reportable business segments: Tools and other products, and Hardware. The Company is organized around these two distinct product segments, each of which has very different end users. For reporting purposes, Florida Pneumatic and Franklin are combined in the “Tools and other products” segment, while Woodmark, Pacific Stair and Nationwide are combined in the “Hardware” segment. Results for Pacific Stair have been included since January 3, 2006. The Company evaluates segment performance based primarily on segment operating income. The accounting policies of each of the segments are the same as those described in Note 1.

The following presents financial information by segment for the three-month and six-month periods ended June 30, 2006 and 2005. Segment operating income excludes general corporate expenses, interest expense and income taxes. Identifiable assets are those assets directly owned or utilized by the particular business segment.

Three months ended June 30, 2006	Consolidated	Tools and other products	Hardware

Revenues from unaffiliated customers	$28,860,000	$9,565,000	$19,295,000

Segment operating income	4,050,000	$591,000	$3,459,000
General corporate expense	(1,390,000)
Interest expense – net	(522,000)
Earnings from continuing operations before income taxes	$2,138,000

Segment assets	$84,818,000	$23,838,000	$60,980,000
Corporate assets and assets of discontinued operations	5,493,000
Total assets	$90,311,000

Three months ended June 30, 2005	Consolidated	Tools and other products	Hardware

Revenues from unaffiliated customers	$28,130,000	$11,960,000	$16,170,000

Segment operating income	4,251,000	$885,000	$3,366,000
General corporate expense	(1,240,000)
Interest expense – net	(486,000)
Earnings from continuing operations before income taxes	$2,525,000

Segment assets	$83,000,000	$29,798,000	$53,202,000
Corporate assets and assets of discontinued operations	11,118,000
Total assets	$94,118,000

Six months ended June 30, 2006	Consolidated	Tools and other products	Hardware

Revenues from unaffiliated customers	$55,710,000	$19,028,000	$36,682,000

Segment operating income	7,468,000	$1,301,000	$6,167,000
General corporate expense	(2,860,000)
Interest expense – net	(1,014,000)
Earnings from continuing operations before income taxes	$3,594,000

Six months ended June, 2005	Consolidated	Tools and other products	Hardware

Revenues from unaffiliated customers	$52,454,000	$22,074,000	$30,380,000

Segment operating income	7,634,000	$1,907,000	$5,727,000
General corporate expense	(2,324,000)
Interest expense – net	(901,000)
Earnings from continuing operations before income taxes	$4,409,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of P&F Industries, Inc. and subsidiaries. The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” and their opposites and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. Any forward-looking statements contained herein, including those related to the Company’s future performance, are based upon the Company’s historical performance and on current plans, estimates and expectations. All forward-looking statements involve risks and uncertainties. These risks and uncertainties could cause the Company’s actual results for the 2006 fiscal year and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company for a number of reasons, as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 in response to Item 1A. to Part I of Form 10-K. Forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Overview

On January 3, 2006, Pacific Stair acquired certain assets comprising the business of the former Pacific Stair Products, and assumed certain related liabilities. The Company’s consolidated results of operations include the results of operations for Pacific Stair for the three and six months ended June 30, 2006 within its hardware business segment. In addition, the Company’s consolidated results of operations present Embassy and Green as discontinued operations.

Consolidated revenues for the quarter ended June 30, 2006 increased $730,000, or 2.6%, from $28,130,000 to $28,860,000. Revenues increased approximately $3,125,000, or 19.3%, at Countrywide, which includes revenues at Woodmark, Pacific Stair and Nationwide. Woodmark had second quarter revenues of $11,820,000, increasing $1,900,000, or 19.2%. Newly-acquired Pacific Stair reported second quarter revenues of $1,691,000. Nationwide reported revenues of $5,785,000, decreasing $466,000, or 7.5%. Revenues at Florida Pneumatic for the second quarter decreased $2,395,000, or 20.0%, to $9,565,000. Consolidated gross profit increased $276,000, or 3.0%, for the second quarter primarily due to an increase in revenues, which included Pacific Stair in 2006. Consolidated earnings from continuing operations decreased $160,000, or 11.1%, from $1,443,000 to $1,284,000 for the quarter ended June 30, 2006.

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

Pacific Stair Products, Inc.

Pursuant to an Asset Purchase Agreement (the “PSP APA”), dated December 20, 2005, between Pacific Stair Products, a California corporation (“Old PSP”), and Pacific Stair Products, Inc., a newly-formed Delaware corporation (“Pacific Stair”) and a wholly-owned subsidiary of Countrywide, effective January 3, 2006, Pacific Stair purchased substantially all of the operating assets of Old PSP. The total purchase price for the assets was approximately $5,233,000, subject to adjustments, plus the assumption of certain liabilities and obligations by Pacific Stair. The assets purchased pursuant to the PSP APA include, among others, accounts receivable, inventory, machinery and equipment and certain intangibles. Certain assets were retained by Old PSP including cash and title to any real property. The purchase price, including direct acquisition costs, represents a premium over the fair value of the assets purchased of approximately $4,243,000, which will be allocated among goodwill and other intangible assets. Pacific Stair is a manufacturer of premium stair rail products and a distributor of staircase components to the building industry, primarily in southern California and the southwestern region of the United States. As a result of this transaction, Countrywide has increased its purchasing power and geographic distribution. The acquisition was financed through the Company’s credit facility with Citibank. The consolidated condensed financial statements presented herein include the results of operations for Pacific Stair for the period from January 3, 2006 to June 30, 2006.

As part of the acquisition, the Company recorded approximately $3,300,000 in other identifiable intangible assets, principally related to the value of customer relationships and a tradename, and approximately $943,000 of goodwill, including direct acquisition costs, through June 30, 2006.

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

Pursuant to a Lease, dated as of October 11, 2005, between Embassy, as landlord and EMI, as tenant (the “EMI Lease”), Embassy agreed to lease certain space (approximately 60,000 rentable square feet) in the building located at 300 Smith Street, Farmingdale, New York to EMI in connection with the operation of EMI’s business, at an annual rental rate of $480,000, payable in monthly installments of $40,000 each. The term of the EMI Lease was for a period of six (6) months commencing October 11, 2005 and terminating April 10, 2006; provided however, that, in the event EMI served notice on Embassy by December 31, 2005, the Lease could be extended on a month to month basis to, and including, June

30, 2006. EMI served notice on Embassy to extend the EMI Lease through May 31, 2006.

Embassy has effectively ceased all operating activities. The Company recognized a gain on the sale of these assets of approximately $1,467,000, net of taxes, during the fourth quarter of fiscal 2005.

On July 24, 2006, Embassy received a letter (the “Purchaser Letter”) from counsel to J. D’Addario & Company, Inc., a New York corporation (“Purchaser”), purporting to terminate that certain contract entered into by Embassy and Purchaser on January 13, 2006 (the “Agreement”, and as amended, the “Contract of Sale”). Pursuant to the Contract of Sale, Embassy agreed to sell its Farmingdale, New York premises (the “Farmingdale Premises”) to Purchaser for a purchase price of $6,403,000.

The sale of the Farmingdale Premises was contingent upon completion of due diligence and other conditions set forth in the Contract of Sale, including, without limitation, that upon the expiration of the Investigation Period (as defined in the Contract of Sale), Embassy was to proceed with certain environmental remediation at the Farmingdale Premises (the “Required Environmental Remediation”) to the satisfaction of the Suffolk County Department of Health Services (“SCDHS”), to obtain a “No Further Action” letter from SCDHS, and to provide a copy of said letter to Purchaser upon Embassy’s receipt thereof.

Upon the expiration of the Investigation Period, Embassy completed the Required Environmental Remediation. On May 30, 2006, SCDHS issued a letter (the “SCDHS Letter”) stating that no further remediation will be required by SCDHS at this time with respect to the Required Environmental Remediation. The SCDHS Letter also noted that laboratory data provided for the upgradient groundwater sample (the “Sample”) indicated that groundwater contamination exists, and that, due to the significant exceedences noted, this information was reported to the New York State Department of Environmental Conservation (“NYSDEC”) Spills Unit, and a NYSDEC Spill Number (the “DEC Spill Number”) was assigned. Embassy delivered a copy of the SCDHS Letter to Purchaser pursuant to the terms of the Contract of Sale.

The Sample was contaminated with petroleum, and, to the Company’s knowledge, no petroleum products were used, stored or handled by Embassy at the Farmingdale Premises at or near the location where the Sample was collected. The Sample was collected from an upgradient location near the northern border of the Farmingdale Premises, which is in close proximity to a neighboring property that experienced a petroleum release. Shortly following receipt of the SCDHS Letter, NYSDEC verbally advised Embassy that it approved an investigation work-plan submitted by Embassy; the purpose of the investigation was to confirm that the contamination does not originate at the Farmingdale Premises. The investigation was completed on August 2, 2006 and the investigation results, which confirmed that the source of the petroleum contamination is not the Farmingdale Premises, were submitted to the NYSDEC on August 7, 2006. On August 11, 2006, the NYSDEC advised Embassy that, based on the results of the investigation, it is apparent that the Farmingdale Premises is not the source of groundwater contamination that was discovered based on the Sample, and that therefore the NYSDEC database has been modified to remove the Farmingdale Premises as the source of the contamination.

The Purchaser Letter purports to terminate the Contract of Sale based upon Purchaser’s assertion that the SCDHS Letter does not constitute a “No Further Action” letter as required by the Contract of Sale, and demands that the escrow agent return the downpayment with accrued interest, and that Purchaser be reimbursed for the costs of survey and title examination.

Embassy has informed Purchaser that, in light of the contents of the SCDHS Letter, Purchaser’s purported termination of the Contract of Sale is without effect, and that Purchaser is in default of its obligation to consummate the purchase of the Farmingdale Premises under the terms of the Contract of Sale. On August 2, 2006, Purchaser instituted an action against Embassy in the Supreme Court of the State of New York, County of Suffolk, for breach of contract and return of downpayment, seeking $650,000, together with costs of title and survey and interest thereon, and the cost of the action. Embassy believes the action is without merit and intends to vigorously defend it.

Green Manufacturing, Inc.–Agricultural Products Division

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

In connection with the transaction, Green and Benko entered into an agreement which provides for Benko to purchase from Green 100% of Benko’s requirements for products of the type that constitute part of Green’s inventory of raw materials and finished goods as of the acquisition date with all purchases by Benko being binding and non-cancelable at pre-established prices. The term was for a period of one year from the acquisition date. At June 30, 2006, all of Green’s inventory was purchased by Benko.

The Company recognized a gain on the sale of these assets of approximately $312,000, net of taxes, in fiscal 2005.

Green Manufacturing, Inc.–Access Division

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

Benko has withheld certain payments regarding its outstanding Access Note as a result of a disagreement regarding certain representations made by the Company in the Access APA. As such, the Company recorded a reserve of $150,000 at December 31, 2005. The Company and Benko are negotiating the rescheduling of payments under both the Access Note and the outstanding Agricultural Note and the resolution of this matter.

The Company recognized a gain on the sale of these assets of approximately $71,000, net of taxes, in fiscal 2005.

The following amounts related to Embassy and Green have been segregated from the Company’s continuing operations and are reported as assets held for sale and assets and liabilities of discontinued operations in the consolidated condensed balance sheets:

	June 30, 2006	December 31, 2005
Assets held for sale and assets of discontinued operations:
Prepaid expenses	$304,000	$77,000
Assets held for sale	576,000	623,000
Total assets held for sale and assets of discontinued operations	$880,000	$700,000

Liabilities of discontinued operations:
Accounts payable and accrued expenses	$559,000	$991,000
Mortgage payable	1,311,000	1,367,000
Total liabilities of discontinued operations	$1,870,000	$2,358,000

Results of operations for Embassy and Green are included from the beginning of each fiscal period presented through the respective dates of asset disposition, and have been segregated from continuing operations and reflected as discontinued operations approximately as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net revenues	$—	$2,761,000	$—	$5,924,000

Earnings (loss) from operation of discontinued operations, before taxes	$73,000	$64,000	$76,000	$(268,000)
Income tax (expense) benefit	(30,000)	(22,000)	(31,000)	90,000
Earnings (loss) from operation of discontinued operations	43,000	42,000	45,000	(178,000)
Gain on sale of discontinued operations, before taxes	—	—	—	107,000
Income tax expense	—	—	—	(36,000)
Gain on sale of discontinued operations	—	—	—	71,000
Earnings (loss) from discontinued operations	$43,000	$42,000	$45,000	$(107,000)

RESULTS OF OPERATIONS

Quarters ended June 30, 2006 and 2005

Revenues

Revenues for the quarters ended June 30, 2006 and 2005 were approximately as follows:

Three months ended June 30,	Consolidated	Tools and other products	Hardware
2006	$28,860,000	$9,565,000	$19,295,000

2005	$28,130,000	$11,960,000	$16,170,000

% increase (decrease)	2.6%	(20.0)%	19.3%

Revenues from tools and other products decreased due primarily to approximately $1,893,000 less in retail promotions in the period, as well as a decrease in base sales of approximately $782,000. Base sales decreased as a result of decreased purchasing activity of approximately $722,000 from a significant customer as part of a program to reduce its overall inventory levels, which was further impacted by a $60,000 decrease in base sales from another significant customer. Partially offsetting these decreases were incremental revenues from new products in the retail channel of approximately $295,000 and increases in Berkley revenues of approximately $199,000 due to better market penetration.

Revenues from hardware increased at Woodmark and include revenues from the recently-acquired Pacific Stair as of January 3, 2006. Woodmark’s revenues increased $1,900,000, or 19.2%. Revenues from the sale of staircase components continued to increase, benefiting from better customer penetration. Further, revenues in our kitchen and bath products sold into the mobile home and remodeling markets have increased approximately $684,000, or 38.2%, as we have strengthened relationships with certain customers. Pacific Stair’s revenues were $1,691,000 for the second quarter. Nationwide’s revenues decreased by approximately $466,000, or 7.5%, primarily attributable to a decrease of approximately $289,000 and $123,000 in sales of fencing and patio products, respectively.

All revenues are generated in U.S. dollars and are not impacted by changes in foreign currency exchange rates.

Gross Profits

Gross profits for the quarters ended June 30, 2006 and 2005 were approximately as follows:

Three months ended June 30,	Consolidated	Tools and other products	Hardware
2006	$9,408,000	$2,998,000	$6,410,000
	32.6%	31.4%	33.2%

2005	$9,132,000	$3,327,000	$5,805,000
	32.5%	27.8%	35.9%

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

Selling, General and Administrative Expenses

Consolidated selling, general and administrative (“SG&A”) expenses increased $628,000, or 10.3%, from approximately $6,120,000 to approximately $6,748,000. SG&A expenses grew at a faster rate than the consolidated revenue increase for the quarter. This expense growth was driven by several factors, including share-based compensation expense, certain non-recurring professional and legal fees, the inclusion of Pacific Stair expenses in the 2006 period, increased freight costs due to the increase in the price of oil and planned increases in sales and marketing expenses that are intended to generate additional revenue in the coming periods. SG&A expenses as a percentage of revenues increased from 21.8% to 23.4%.

Interest - Net

Net interest expense increased $36,000, or 7.4%, from approximately $486,000 to approximately $522,000, due primarily to higher average interest rates. Interest expense on borrowings under the Company’s revolving credit loan facility increased by approximately $41,000, as lower average borrowings were adversely impacted by higher average interest rates. Interest expense on borrowings under the term loan facility decreased by approximately $20,000 due to lower average borrowings during the period due to repayments, offset by higher average interest rates. Interest expense on Woodmark’s acquisition-related notes increased by approximately $11,000 due to higher average interest rates.

Income Taxes

The effective tax rates applicable to earnings from continuing operations for the quarters ended June 30, 2006 and 2005 were 39.9% and 42.8%, respectively. The decrease in the effective tax rate is attributable to the deductibility of certain compensation expenses in 2006 that were not deductible in 2005.

Six-month periods ended June 30, 2006 and 2005

Revenues

Revenues for the six-month periods ended June 30, 2006 and 2005 were approximately as follows:

Six months ended June 30,	Consolidated	Tools and other products	Hardware
2006	$55,710,000	$19,028,000	$36,682,000

2005	$52,454,000	$22,074,000	$30,380,000

% increase (decrease)	6.2%	(13.8)%	20.7%

Revenues from tools and other products decreased due primarily to approximately $2,824,000 less in retail promotions in the period, as well as a decrease in base sales of approximately $488,000. Base sales decreased as a result of decreased purchasing activity of approximately $691,000 from a significant customer as part of a program to reduce its overall inventory levels, which was partially offset by a $203,000 increase in base sales from another significant customer. Decreases in revenues of approximately $213,000 at Franklin were due primarily to decreased shipments to a few customers related to weak in-store sales and supply-related issues. Partially offsetting these decreases were incremental revenues from new products in the retail channel of approximately $261,000 and increases in Berkley revenues of approximately $301,000 due to better market penetration.

Revenues from hardware increased at both Woodmark and Nationwide and include revenues from the recently-acquired Pacific Stair as of January 3, 2006. Woodmark’s revenues increased $2,888,000, or 14.5%. Revenues from the sale of staircase components continued to increase, benefiting from better customer penetration. Further, revenues in our kitchen and bath products sold into the mobile home and remodeling markets have increased approximately $905,000, or 23.0%, as we have strengthened relationships with certain customers. Pacific Stair’s revenues were $3,358,000 for the first half of fiscal 2006. Moreover, Nationwide’s revenues increased slightly by approximately $57,000, primarily attributable to an increase of approximately $279,000 in sales of fencing products, partially offset by a decrease in revenues in the OEM business of approximately $135,000.

All revenues are generated in U.S. dollars and are not impacted by changes in foreign currency exchange rates.

Gross Profits

Gross profits for the six-month periods ended June 30, 2006 and 2005 were approximately as follows:

Six months ended June 30,	Consolidated	Tools and other products	Hardware
2006	$17,656,000	$6,063,000	$11,593,000
	31.7%	31.9%	31.6%

2005	$16,847,000	$6,467,000	$10,380,000
	32.1%	29.3%	34.2%

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

Selling, General and Administrative Expenses

Consolidated selling, general and administrative (“SG&A”) expenses increased $1,511,000, or 13.1%, from approximately $11,537,000 to approximately $13,048,000. SG&A expenses grew at a faster rate than the consolidated revenue increase for the first half of 2006. This unusual expense growth was driven by several factors, including certain corporate non-recurring professional and tax fees, the non-recurring cost of the move of the Company’s corporate headquarters, increased freight costs and planned increases in sales and marketing expenses that are intended to generate additional revenue in the coming periods. SG&A expenses as a percentage of revenues increased from 22.0% to 23.4%.

Interest - Net

Net interest expense increased $113,000, or 12.5%, from approximately $901,000 to approximately $1,014,000, due primarily to higher average interest rates. Interest expense on borrowings under the Company’s revolving credit loan facility increased by approximately $82,000, as lower average borrowings were adversely impacted by higher average interest rates. Interest expense on trade financing at Florida Pneumatic increased approximately $18,000 as a result of higher interest rates. Interest expense on borrowings under the term loan facility decreased by approximately $19,000 due to lower average borrowings during the period due to repayments, offset by higher average interest rates. Interest expense on Woodmark’s acquisition-related notes increased by approximately $21,000 due to higher average interest rates.

Income Taxes

The effective tax rates applicable to earnings from continuing operations for the six-month periods ended June 30, 2006 and 2005 were 40.0% and 42.0%, respectively. The decrease in the effective tax rate is attributable to the deductibility of certain compensation expenses in 2006 that were not deductible in 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash flows from operations can be somewhat cyclical, typically with the greatest demand in the second and third quarters followed by positive cash flows in the fourth quarter as receivables and inventories trend down. Due to its strong asset base, predictable cash flows and favorable banking relationships, the Company believes it has adequate access to capital, if and when needed. The Company monitors average days sales outstanding, inventory turns and capital expenditures to project liquidity needs and evaluate return on assets employed.

The Company gauges its liquidity and financial stability by the measurements shown in the following table:

	June 30, 2006	December 31, 2005
Working Capital	$20,589,000	$27,981,000
Current Ratio	1.8 to 1	2.51 to 1
Shareholders’ Equity	$49,805,000	$47,716,000

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

Embassy participated in a multi-employer pension plan until it sold substantially all of its operating assets in October 2005. This plan provided defined benefits to all of its union workers. Contributions to this plan were determined by the union contract. The Company does not administer the plan funds and does not have any control over the plan funds. As a result of Embassy’s withdrawal from the plan, it has estimated and recorded a withdrawal liability of approximately $279,000, which is payable in quarterly installments of approximately $8,200 from May 2006 through February 2026.

On July 24, 2006, Embassy received a letter (the “Purchaser Letter”) from counsel to J. D’Addario & Company, Inc., a New York corporation (“Purchaser”), purporting to terminate that certain contract entered into by Embassy and Purchaser on January 13, 2006 (the “Agreement”, and as amended, the “Contract of Sale”). Pursuant to the Contract of Sale, Embassy agreed to sell its Farmingdale, New York premises (the “Farmingdale Premises”) to Purchaser for a purchase price of $6,403,000.

The sale of the Farmingdale Premises was contingent upon completion of due diligence and other conditions set forth in the Contract of Sale, including, without limitation, that upon the expiration of the

Investigation Period (as defined in the Contract of Sale), Embassy was to proceed with certain environmental remediation at the Farmingdale Premises (the “Required Environmental Remediation”) to the satisfaction of the Suffolk County Department of Health Services (“SCDHS”), to obtain a “No Further Action” letter from SCDHS, and to provide a copy of said letter to Purchaser upon Embassy’s receipt thereof.

Upon the expiration of the Investigation Period, Embassy completed the Required Environmental Remediation. On May 30, 2006, SCDHS issued a letter (the “SCDHS Letter”) stating that no further remediation will be required by SCDHS at this time with respect to the Required Environmental Remediation. The SCDHS Letter also noted that laboratory data provided for the upgradient groundwater sample (the “Sample”) indicated that groundwater contamination exists, and that, due to the significant exceedences noted, this information was reported to the New York State Department of Environmental Conservation (“NYSDEC”) Spills Unit, and a NYSDEC Spill Number (the “DEC Spill Number”) was assigned. Embassy delivered a copy of the SCDHS Letter to Purchaser pursuant to the terms of the Contract of Sale.

The Sample was contaminated with petroleum, and, to the Company’s knowledge, no petroleum products were used, stored or handled by Embassy at the Farmingdale Premises at or near the location where the Sample was collected. The Sample was collected from an upgradient location near the northern border of the Farmingdale Premises, which is in close proximity to a neighboring property that experienced a petroleum release. Shortly following receipt of the SCDHS Letter, NYSDEC verbally advised Embassy that it approved an investigation work-plan submitted by Embassy; the purpose of the investigation was to confirm that the contamination does not originate at the Farmingdale Premises. The investigation was completed on August 2, 2006 and the investigation results, which confirmed that the source of the petroleum contamination is not the Farmingdale Premises, were submitted to the NYSDEC on August 7, 2006. On August 11, 2006, the NYSDEC advised Embassy that, based on the results of the investigation, it is apparent that the Farmingdale Premises is not the source of groundwater contamination that was discovered based on the Sample, and that therefore the NYSDEC database has been modified to remove the Farmingdale Premises as the source of the contamination.

The Purchaser Letter purports to terminate the Contract of Sale based upon Purchaser’s assertion that the SCDHS Letter does not constitute a “No Further Action” letter as required by the Contract of Sale, and demands that the escrow agent return the downpayment with accrued interest, and that Purchaser be reimbursed for the costs of survey and title examination.

Embassy has informed Purchaser that, in light of the contents of the SCDHS Letter, Purchaser’s purported termination of the Contract of Sale is without effect, and that Purchaser is in default of its obligation to consummate the purchase of the Farmingdale Premises under the terms of the Contract of Sale. On August 2, 2006, Purchaser instituted an action against Embassy in the Supreme Court of the State of New York, County of Suffolk, for breach of contract and return of downpayment, seeking $650,000, together with costs of title and survey and interest thereon, and the cost of the action. Embassy believes the action is without merit and intends to vigorously defend it.

Cash decreased $270,000, from $1,772,000 as of December 31, 2005 to $1,502,000, as of June 30, 2006. The Company’s debt levels increased, from $26,631,000 at December 31, 2005 to $28,116,000 at June 30, 2006, primarily to fund working capital needs and the acquisition of Pacific Stair. The Company’s total percent of debt to total book capitalization (debt plus equity) increased from 35.8% at December 31, 2005 to 36.1% at June 30, 2006.

Cash provided by (used in) operating activities of continuing operations for the six-month periods ended June 30, 2006 and 2005 were approximately $5,325,000 and $(1,480,000), respectively. The Company believes that cash on hand derived from operations and cash available through borrowings under its credit facilities will be sufficient to allow the Company to meet its foreseeable working capital needs.

During the six months ended June 30, 2006, gross accounts receivable increased by approximately $655,000. Increases (decreases) were approximately $(2,642,000) and $3,297,000 at Florida Pneumatic and Countrywide, respectively. The decrease in Florida Pneumatic’s gross accounts receivable resulted from payments received from a major customer from a large promotion that occurred in the latter part of 2005. The increase at Countrywide was due primarily to increase in revenues of Woodmark and Nationwide during the current six-month period, as well as the inclusion of Pacific Stair, which reported approximately $316,000 in gross accounts receivable.

During the six months ended June 30, 2006, inventories decreased by approximately $687,000. Increases (decreases) were approximately $(799,000) and $112,000 at Florida Pneumatic and Countrywide, respectively. Inventory levels at Florida Pneumatic decreased as a result of the timing of inventory purchases. The increase at Countrywide was due primarily to the inclusion of Pacific Stair inventory of approximately $838,000 and increases at Nationwide of approximately $595,000, offset by a decrease at Woodmark of approximately $1,321,000 which continues to sell through inventories it had built up at year-end anticipating a supplier shut-down and relocation in the first quarter of 2006.

During the six months ended June 30, 2006, short-term borrowings increased by $3,500,000, primarily from the acquisition of Pacific Stair and the timing of working capital requirements.

During the six months ended June 30, 2006, accounts payable increased by approximately $1,567,000. Increases (decreases) were approximately $1,743,000 and $(176,000) at Florida Pneumatic and Countrywide, respectively. The increase at Florida Pneumatic was due primarily to inventory purchases from a major foreign supplier that has granted more favorable payment terms. The decrease at Countrywide was due primarily to the decrease at Woodmark of approximately $231,000, primarily resulting from the timing of certain interest payments and inventory purchases, as well as the inclusion of Pacific Stair which reported approximately $65,000 in accounts payable.

On June 30, 2004, in conjunction with the Woodmark acquisition transaction, the Company entered into a credit agreement with Citibank and another bank. This agreement, as amended from time to time, provides the Company with various credit facilities, including revolving credit loans, term loans for acquisitions and a foreign exchange line. The credit agreement expires on August 31, 2006 and is subject to annual review by the lending banks.

The revolving credit loan facility provides a maximum of $12,000,000, with various sublimits, for direct borrowings, letters of credit, bankers’ acceptances and equipment loans. There are no commitment fees for any unused portion of this credit facility. At June 30, 2006, there was $6,500,000 outstanding against the revolving credit loan facility, and there were no open letters of credit.

The term loan facility provides a maximum commitment of $34,000,000 to finance acquisitions subject to the approval of the lending banks. There are no commitment fees for any unused portion of this credit facility. The Company borrowed $29,000,000 against this facility to finance the Woodmark acquisition transaction in June 2004, and there was $15,500,000, including amounts rolled over from the prior term loan facility, outstanding against the term loan facility at June 30, 2006.

The foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding under the foreign exchange line at June 30, 2006, based on that day’s closing spot rate, was approximately $1,151,000.

Under its credit agreement, the Company is required to adhere to certain financial covenants. At June 30, 2006, and for the quarter then ended, the Company was in compliance with all of these covenants. Certain of the Company’s mortgage agreements also require the Company to adhere to certain financial covenants. At June 30, 2006, and for the quarter then ended, the Company was in compliance with all of these covenants.

Capital spending was approximately $908,000 and $268,000 for the six months ended June 30, 2006 and 2005, respectively, which amounts were provided from working capital. Capital expenditures for the remainder of 2006 are expected to be approximately $600,000, some of which may be financed through the Company’s credit facilities. Included in the expected total for 2006 are capital expenditures relating to renovation and expansion of operating facilities, new products, expansion of existing product lines and replacement of equipment.

OFF-BALANCE SHEET ARRANGEMENTS

The Company’s foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of foreign currencies needed for payments to foreign suppliers. The Company has not purchased forward contracts on New Taiwan dollars. The total amount of foreign currency forward contracts outstanding at June 30, 2006, based on that day’s closing spot rate, was approximately $1,151,000.

The Company, through Florida Pneumatic, imports a significant amount of its purchases from Japan, with payment due in Japanese yen. As a result, the Company is subject to the effects of foreign currency exchange fluctuations. The Company uses a variety of techniques to protect itself from any adverse effects from these fluctuations, including increasing its selling prices, obtaining price reductions from its overseas suppliers, using alternative supplier sources and entering into foreign currency forward contracts. The decrease in the strength of the Japanese yen versus the U.S. dollar from 2005 to 2006 had a positive effect on the Company’s results of operations and its financial position. During the six-months ended June 30, 2006, the relative value of the U.S dollar in relation to the Japanese yen was above fiscal 2005 averages. There can be no assurance as to the future trend of this value. (See “Item 3 - Quantitative and Qualitative Disclosures About Market Risk.”)

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

The Company accounts for changes in the fair value of its foreign currency contracts by marking them to market and recognizing any resulting gains or losses through its statement of earnings. The Company also marks its yen-denominated payables to market, recognizing any resulting gains or losses in its statement of earnings. At June 30, 2006, the Company had foreign currency forward contracts, maturing in 2006, to purchase Japanese yen at contracted forward rates. The value of these contracts at June 30, 2006, based on that day’s closing spot rate, was approximately $1,151,000, which was the approximate value of the Company’s yen-denominated accounts payable. During the three-month periods ended June 30, 2006 and 2005, the Company recorded in its cost of sales a net realized loss of approximately $3,000 and a net realized gain of $12,000, respectively, on foreign currency transactions. During the six-month periods ended June 30, 2006 and 2005, the Company recorded in its cost of sales a net realized gain of approximately $7,000 and a net realized loss of $90,000, respectively, on foreign currency transactions. At June 30, 2006 and 2005, the Company had no unrealized gains or losses in foreign currency transactions.

The potential loss in value of the Company’s net investment in foreign currency forward contracts resulting from a hypothetical 10 percent adverse change in foreign currency exchange rates at June 30, 2006 was approximately $130,000.

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and short-term debt, approximate fair value as of June 30, 2006 because of the relatively short-term maturity of these financial instruments. The carrying amounts reported for long-term debt approximate fair value as of June 30, 2006 because, in general, the interest rates underlying the instruments fluctuate with market rates.

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

Description of Material Weaknesses

Management’s assessment confirmed the following material weaknesses at June 30, 2006 that were previously identified at March 31, 2006 and December 31, 2005 in the Company’s internal control over financial reporting:

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

Planned Remediation Efforts to Address Material Weaknesses

The Company has developed remediation plans and initiated action steps during the six-month period ended June 30, 2006 designed to address each of the material weaknesses in the internal control over financial reporting identified above and to implement any and all corrective actions that are required to improve the design and operating effectiveness of internal control over financial reporting, including the enhancement of the Company’s policies, systems and procedures. The Company implemented the following measures to remediate the numbered control deficiencies identified above:

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

Changes in Internal Control Over Financial Reporting

Except as otherwise discussed herein, there have been no significant changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. However, the Company made changes to the design and operation of internal control over financial reporting during the second quarter in order to increase the design and operating effectiveness of internal controls in connection with implementing Section 404 of the Sarbanes-Oxley Act of 2002. In addition, the Company is currently implementing enhancements to the Company’s internal control over financial reporting to address the material weaknesses described above.

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
None

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
On May 31, 2006, the Registrant held its Annual Meeting of Stockholders, at which two proposals, the Election of Directors and the approval of the Executive 162(m) Bonus Plan, were voted upon.

The following persons were duly elected to serve, subject to the Company’s Bylaws, as directors of the Registrant until the 2009 Annual Meeting of Stockholders, or until the election and qualification of their successor(s):

Name of Director	Votes in favor	Votes against	Votes abstained
Jeffrey D. Franklin	3,378,699	17,194	0
Sidney Horowitz	3,377,603	18,290	0
Dennis Kalick	3,379,263	16,630	0

The terms of office of Richard A. Horowitz, Alan I. Goldberg, Robert M. Steinberg, Robert L. Dubofsky, Mitchell A. Solomon, Kenneth M. Scheriff and Marc A. Utay as directors of the Registrant continued after the Annual Meeting of Stockholders.

The Executive 162(m) Bonus Plan was approved by stockholders as follows:

Votes in favor	Votes against	Votes abstained
3,353,631	34,743	7,519

There were no broker non-votes pertaining to these proposals.

Item 5.	Other Information
None.

Item 6.	Exhibits
See “Exhibit Index” immediately following the signature page.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P&F INDUSTRIES, INC.
(Registrant)

By /s/ Joseph A. Molino, Jr.

Joseph A. Molino, Jr.
Chief Financial Officer
Dated: August 11, 2006	(Principal Financial and Chief Accounting Officer)

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit

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

4.6

Amendment No. 4 to Credit Agreement, dated May 11, 2006, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 4.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

4.7

Amendment No. 5 to Credit Agreement, dated June 29, 2006, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 30, 2006).

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

10.2

Amendment to Second Amended and Restated Employment Agreement, dated as of October 24, 2005, between the Registrant and Richard A. Horowitz (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 28, 2005).

10.3

Agreement, dated as of October 24, 2005, among the Registrant, Richard A. Horowitz and the 1994 Richard A. Horowitz Family Trust (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 28, 2005).

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

10.9	Executive 162(m) Bonus Plan of the Registrant (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 31, 2006).

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