Form 10-Q
period 2006-09-30
P&F INDUSTRIES INC
filed 2006-11-13
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

As of November 10, 2006, there were 3,577,760 shares of the registrant’s Class A Common Stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

i

PART I - FINANCIAL INFORMATION

Item 1.                    Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(unaudited)	(derived from
		audited financial
		statements)
ASSETS
CURRENT
Cash and cash equivalents	$1,373,132	$1,771,624
Accounts receivable — net	18,709,934	12,567,256
Notes and other receivables	837,256	2,727,393
Inventories — net	27,346,342	26,173,990
Deferred income taxes — net	1,496,000	1,496,000
Assets held for sale	575,519	623,519
Assets of discontinued operations	315,829	76,538
Prepaid expenses and other current assets	1,509,581	1,111,164
TOTAL CURRENT ASSETS	52,163,593	46,547,484

PROPERTY AND EQUIPMENT
Land	1,174,773	1,174,773
Buildings and improvements	5,614,131	5,219,993
Machinery and equipment	9,200,484	8,087,469
	15,989,388	14,482,235
Less accumulated depreciation and amortization	8,301,001	7,620,626
NET PROPERTY AND EQUIPMENT	7,688,387	6,861,609

GOODWILL	24,763,793	23,821,240

OTHER INTANGIBLE ASSETS — net	11,196,709	8,794,833

OTHER ASSETS — net	506,953	808,381

TOTAL ASSETS	$96,319,435	$86,833,547

See accompanying notes to consolidated condensed financial statements (unaudited).

	September 30, 2006	December 31, 2005
	(unaudited)	(derived from
		audited financial
		statements)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Short-term borrowings	$5,500,000	$3,000,000
Accounts payable	9,256,832	2,927,133
Income taxes payable	535,062	1,366,146
Accrued compensation	2,241,443	2,518,196
Other accrued liabilities	4,180,522	2,338,909
Current maturities of long-term debt	7,547,956	4,058,729
Liabilities of discontinued operations	1,737,824	2,357,573
TOTAL CURRENT LIABILITIES	30,999,639	18,566,686

LONG-TERM DEBT, less current maturities	13,074,586	19,572,651

DEFERRED INCOME TAXES — net	978,000	978,000

TOTAL LIABILITIES	45,052,225	39,117,337

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares outstanding	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued - 3,850,367 and 3,814,367 shares at September 30, 2006 and December 31, 2005, respectively	3,850,367	3,814,367
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	9,173,807	8,947,855
Retained earnings	40,614,213	36,969,119
Treasury stock, at cost - 272,607 and 244,576 shares at September 30, 2006 and December 31, 2005, respectively	(2,371,177)	(2,015,131)

TOTAL SHAREHOLDERS’ EQUITY	51,267,210	47,716,210

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$96,319,435	$86,833,547

See accompanying notes to consolidated condensed financial statements (unaudited).

P & F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (unaudited)

	Three months		Nine months
	ended September 30,		ended September 30,
	2006	2005	2006	2005
Net revenues	$32,318,961	$29,754,959	$88,028,825	$82,209,282
Cost of sales	22,617,245	20,682,189	60,671,557	56,288,976
Gross profit	9,701,716	9,072,770	27,357,268	25,920,306
Selling, general and administrative expenses	6,715,792	6,439,811	19,763,637	17,976,878
Operating income	2,985,924	2,632,959	7,593,631	7,943,428
Interest expense — net	493,495	530,488	1,507,507	1,431,591
Earnings from continuing operations before income taxes	2,492,429	2,102,471	6,086,124	6,511,837
Income taxes	997,000	889,000	2,435,000	2,743,000
Earnings from continuing operations before discontinued operations	1,495,429	1,213,471	3,651,124	3,768,837
Discontinued operations (net of taxes):
Loss from operation of discontinued operations (net of tax benefits of $34,000 and $3,000 for 2006 and $3,000 and $93,000 for 2005, respectively)	(51,491)	(33,164)	(6,030)	(211,434)
Gain on sale of discontinued operations (net of tax expense of $178,000 and $214,000 for 2005)	—	344,792	—	416,024
Earnings (loss) from discontinued operations	(51,491)	311,628	(6,030)	204,590
Net earnings	$1,443,938	$1,525,099	$3,645,094	$3,973,427

Basic earnings (loss) per common share:
Continuing operations	$.42	$.34	$1.02	$1.06
Discontinued operations	(.02)	.09	—	.05
	$.40	$.43	$1.02	$1.11

Diluted earnings (loss) per common share:
Continuing operations	$.40	$.31	$.96	$.97
Discontinued operations	(.01)	.08	—	.05
	$.39	$.39	$.96	$1.02

Weighted average common shares outstanding:
Basic	3,577,760	3,581,326	3,579,798	3,569,897
Diluted	3,741,052	3,890,138	3,799,522	3,881,970

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

		Class A Common		Additional
		Stock, $1 Par		Paid-in	Retained	Treasury Stock
	Total	Shares	Amount	Capital	Earnings	Shares	Amount

Balance, January 1, 2006	$47,716,210	3,814,367	$3,814,367	$8,947,855	$36,969,119	(244,576)	$(2,015,131)

Net earnings	3,645,094	—	—	—	3,645,094	—	—
Issuance of Class A common stock upon exercise of stock options	208,580	36,000	36,000	172,580	—	—	—
Share-based compensation	53,372	—	—	53,372	—	—	—
Shares surrendered as payment for exercise of stock options	(61,850)	—	—	—	—	(5,000)	(61,850)
Purchase of Class A common stock	(294,196)	—	—	—	—	(23,031)	(294,196)
Balance, September 30, 2006	$51,267,210	3,850,367	$3,850,367	$9,173,807	$40,614,213	(272,607)	$(2,371,177)

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,
	2006	2005
Cash Flows from Operating Activities of Continuing Operations:
Net earnings	$3,645,094	$3,973,427
(Earnings) loss from discontinued operations — net of taxes	6,030	(204,590)
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities of continuing operations:
Non-cash charges and credits:
Depreciation and amortization	680,375	602,665
Amortization of other intangible assets	898,124	828,750
Amortization of other assets	3,000	4,500
Provision for losses on accounts receivable - net	3,051	7,367
Share-based compensation	53,372	—
Deferred income taxes — net	—	924,000
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(5,568,735)	(5,363,046)
Notes and other receivables	1,890,137	665,039
Inventories	(837,541)	(4,442,834)
Prepaid expenses and other current assets	(398,417)	(437,250)
Other assets	298,428	(26,335)
Accounts payable	6,327,559	401,759
Accruals and other	733,776	(1,361,538)
Total adjustments	4,089,159	(8,401,513)
Net cash provided by (used in) operating activities of continuing operations	$7,734,253	$(4,428,086)

See accompanying notes to consolidated condensed financial statements (unaudited).

	Nine months ended September 30,
	2006	2005
Cash Flows from Investing Activities of Continuing Operations:
Capital expenditures	$(1,257,153)	$(404,238)
Purchase of certain assets, net of certain liabilities, of Pacific Stair Products	(5,232,916)	—
Additional payments for acquisition-related expenses	(206,915)	—
Additional purchase price adjustment	37,613	—
Proceeds from sale of certain assets of Green’s Access Division	—	880,069
Proceeds from sale of certain assets of Green’s Agricultural Division	—	225,000
Additional payments for purchase of Nationwide Industries, Inc.	—	(944,219)

Net cash used in investing activities of continuing operations	(6,659,371)	(243,388)

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from short-term borrowings	11,000,000	13,500,000
Repayments of short-term borrowings	(8,500,000)	(6,000,000)
Repayments of term loan	(2,850,000)	(4,200,000)
Principal payments on long-term debt	(158,838)	(158,483)
Proceeds from exercise of stock options	146,730	147,074
Purchase of Class A common stock	(294,196)	—

Net cash (used in) provided by financing activities of continuing operations	(656,304)	3,288,591

Cash Flows from Discontinued Operations:
Net cash (used in) provided by operating activities	(732,205)	2,641,822
Net cash used in investing activities	—	(1,201,617)
Net cash used in financing activities	(84,865)	(84,865)

Net cash (used in) provided by discontinued operations	(817,070)	1,355,340

NET DECREASE IN CASH AND CASH EQUIVALENTS	(398,492)	(27,543)
Cash and cash equivalents at beginning of period	1,771,624	1,189,869
Cash and cash equivalents at end of period	$1,373,132	$1,162,326

Supplemental disclosures of cash flow information:

Cash paid for:

Interest	$1,367,000	$1,388,000
Income taxes	$3,645,000	$3,501,000

Non-cash investing and financing activities were as follows:

During the nine months ended September 30, 2006, the Company received 5,000 shares of Class A Common Stock in connection with the exercise of options to purchase 15,000 shares of Class A Common Stock. The value of these shares was recorded at $61,850.

In connection with the sale of certain assets of Green’s Access Division in February 2005, the Company received interest-bearing promissory notes of approximately $877,000, as adjusted.

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

NOTE 1 — SUMMARY OF ACCOUNTING POLICIES

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

NOTE 2 — EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Numerator:
Numerator for basic and diluted earnings (loss) per common share:
Earnings from continuing operations	$1,495,000	$1,213,000	$3,651,000	$3,769,000
Discontinued operations, net of taxes	(51,000)	312,000	(6,000)	204,000
Net earnings	$1,444,000	$1,525,000	$3,645,000	$3,973,000

Denominator:
Denominator for basic earnings per share — weighted average common shares outstanding	3,577,760	3,581,326	3,579,798	3,569,897
Effect of dilutive securities:
Stock options	163,292	308,812	219,724	312,073
Denominator for diluted earnings per share — adjusted weighted average common shares and assumed conversions	3,741,052	3,890,138	3,799,522	3,881,970

At September 30, 2006 and during the three-month and nine-month periods ended September 30, 2006, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Class A Common Stock for the period. These options are anti-dilutive and are excluded from the computation of earnings per share. The weighted average anti-dilutive stock options outstanding were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Weighted average anti-dilutive stock options outstanding	29,500	27,500	29,500	9,167

NOTE 3 — STOCK-BASED COMPENSATION

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

No stock-based compensation cost related to stock options was recognized in the statements of earnings for the years ended December 31, 2005 and 2004, as all options granted in these periods had an exercise price equal to the market price at the date of grant. As a result of adopting Statement 123(R), the Company’s earnings before income taxes and net earnings for the three-month period ended September 30, 2006 were approximately $17,000 and $11,000 lower, and for the nine-month period ended September 30, 2006 were approximately $53,000 and $32,000 lower, than if we had continued to account for stock-based compensation under APB Opinion 25. Compensation expense is recognized in the general and administrative expenses line item of the Company’s statements of earnings on a straight-line basis over the vesting periods. There are no capitalized stock-based compensation costs at September 30, 2006 and 2005. The adoption of Statement 123(R) had no material impact on our basic and dilutive earnings per common share for the three-month and nine-month periods ended September 30, 2006.

The following table illustrates the effect on net earnings after tax and net earnings per common share as if we had applied the fair value recognition provisions of Statement 123 to stock-based compensation for the three-month and nine-month periods ended September 30, 2005:

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net earnings as reported	$1,525,000	$3,973,000
Deduct: Total stock-based employee compensation expense determined under fair value method, net of related tax effects	(46,000)	(58,000)
Pro forma net earnings	$1,479,000	$3,915,000

Basic earnings per common share
As reported	$.43	$1.11
Pro forma	$.41	$1.10

Diluted earnings per common share
As reported	$.39	$1.02
Pro forma	$.38	$1.01

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

The following is a summary of the changes in outstanding options for the nine months ended September 30, 2006:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2006	596,900	$7.58	4.7
Granted	—	—	—
Exercised	(36,000)	5.79	—
Forfeited	—	—	—
Expired	—	—	—
Outstanding, September 30, 2006	560,900	$7.69	3.9	$1,137,000

Vested, September 30, 2006	511,412	$7.53	4.0	$1,120,000

There were no stock options granted during the nine months ended September 30, 2006 and 27,500 options were granted during the nine months ended September 30, 2005. The total intrinsic value of stock options exercised during the nine months ended September 30, 2006 and 2005 was $223,000 and $311,000, respectively.

The following is a summary of changes in non-vested shares for the nine months ended September 30, 2006:

	Option Shares	Weighted Average Grant- Date Fair Value
Non-vested shares, January 1, 2006	49,488	$3.77
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested shares, September 30, 2006	49,488	$3.77

The Company recognizes compensation cost over the requisite service period. However, the exercisability of the respective non-vested options, which are at pre-determined dates on a calendar year, do not necessarily correspond to the period(s) in which straight-line amortization of compensation cost is recorded.

Other Information

As of September 30, 2006, the Company had approximately $48,000 of total unrecognized compensation cost related to non-vested awards granted under our share-based plans, which we expect to recognize over a weighted-average period of 2.3 years.

The Company received cash from options exercised during the nine-months ended September 30, 2006 of approximately $147,000. The impact of these cash receipts is included in financing activities in the accompanying consolidated condensed statements of cash flows. Statement 123(R) requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows.

The number of shares of Class A common stock reserved for stock options available for issuance under the Current Plan as of September 30, 2006 was 683,400. Of the options outstanding at September 30, 2006, 348,100 were issued under the Current Plan and 212,800 were issued under the Prior Plan.

NOTE 4 — FOREIGN CURRENCY TRANSACTIONS

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

The Company accounts for changes in the fair value of its foreign currency contracts by marking them to market and recognizing any resulting gains or losses through its statement of earnings. The Company also marks its yen-denominated payables to market, recognizing any resulting gains or losses in its statement of earnings. At September 30, 2006, the Company had foreign currency forward contracts, maturing in 2006, to purchase Japanese yen at contracted forward rates. The value of these contracts at September 30, 2006, based on that day’s closing spot rate, was approximately $1,157,000, which was the approximate value of the Company’s yen-denominated accounts payable. During the three-month periods ended September 30, 2006 and 2005, the Company recorded in its cost of sales net realized losses of approximately $13,000 and $29,000, respectively, on foreign currency transactions. During the nine-month periods ended September 30, 2006 and 2005, the Company recorded in its cost of sales net realized losses of approximately $6,000 and $119,000, respectively, on foreign currency transactions. At September 30, 2006 and 2005, the Company had no unrealized gains or losses in foreign currency transactions.

NOTE 5 — NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) to eliminate the diversity in practice that exists due to the different definitions of fair value. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. SFAS No. 157 states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. As such, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).

SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the “roll-over” and “iron curtain” method. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. The Company currently uses the roll-over method for quantifying identified financial statement misstatements.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods.

SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

The Company will initially apply SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending December 31, 2006. When the Company initially applies the provisions of SAB 108, the Company does not expect to record any adjustments.

In June 2006, the FASB issued Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim statements, in the period this Interpretation is adopted. The Company is presently evaluating the effect of the adoption of this interpretation on its results of operations or financial position.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” SFAS No. 156 requires the recognition of a servicing asset or liability each time a company undertakes an obligation to service a financial asset in certain situations. It requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practical. SFAS No. 156 is effective as of the beginning of a company’s first fiscal year that begins after September 15, 2006. The Company does not expect adoption of SFAS No. 156 to have a material effect on its results of operations or financial position.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 allows companies to elect to measure at fair value entire financial instruments containing embedded derivatives that would otherwise have to be accounted for separately. It also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest- and principal-only strips are subject to SFAS No. 133, and amends SFAS No. 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event after the beginning of a company’s first fiscal year that begins after September 15, 2006. The Company does not expect adoption of SFAS No. 155 to have a material effect on its results of operations or financial position.

NOTE 6 — ACQUISITION

Pacific Stair Products, Inc.

Pursuant to an Asset Purchase Agreement (the “PSP APA”), dated December 20, 2005, between Pacific Stair Products, a California corporation (“Old PSP”), and Pacific Stair Products, Inc., a newly-formed Delaware corporation (“Pacific Stair”) and a wholly-owned subsidiary of Countrywide, effective

January 3, 2006, Pacific Stair purchased substantially all of the operating assets of Old PSP. The total purchase price for the assets was approximately $5,233,000, subject to adjustments, plus the assumption of certain liabilities and obligations by Pacific Stair. The assets purchased pursuant to the PSP APA include, among others, accounts receivable, inventory, machinery and equipment and certain intangibles. Certain assets were retained by Old PSP including cash and title to any real property. The purchase price, including direct acquisition costs, represents a premium over the fair value of the assets purchased of approximately $4,243,000, which has been allocated among goodwill and other intangible assets. Pacific Stair is a manufacturer of premium stair rail products and a distributor of staircase components to the building industry, primarily in southern California and the southwestern region of the United States. As a result of this transaction, Countrywide has increased its purchasing power and geographic distribution. The acquisition was financed through the Company’s credit facility with Citibank. The consolidated condensed financial statements presented herein include the results of operations for Pacific Stair for the period from January 3, 2006 to September 30, 2006.

The purchase price for this acquisition, negotiated on the basis of Pacific Stair’s historical financial performance, was as follows:

Cash paid at closing from short-term borrowings	$5,233,000
Purchase price reduction for working capital adjustment	(38,000)
Direct acquisition costs	207,000
Total purchase price	$5,402,000

The following table presents the estimated fair values of the net assets acquired and the amount allocated to goodwill:

Accounts receivable		$576,000
Inventories		335,000
Property and equipment		250,000
Identifiable intangible assets:
Customer relationships	$1,800,000
Tradename	1,450,000
Non-compete and employment agreements	50,000	3,300,000
		4,461,000
Less: liabilities assumed		2,000
Total fair value of net assets acquired		4,459,000
Goodwill		943,000
Total purchase price		$5,402,000

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

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net revenues	$31,169,000	$86,204,000
Net earnings from continuing operations	$1,362,000	4,259,000
Earnings per common share from continuing operations:
Basic	$.47	$1.25
Diluted	$.43	$1.15

NOTE 7 — DISCONTINUED OPERATIONS

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

Pursuant to a Lease, dated as of October 11, 2005, between Embassy, as landlord and EMI, as tenant (the “EMI Lease”), Embassy agreed to lease certain space (approximately 60,000 rentable square feet) in the building located at 300 Smith Street, Farmingdale, New York to EMI in connection with the operation of EMI’s business, at an annual rental rate of $480,000, payable in monthly installments of $40,000 each. The term of the EMI Lease was for a period of six (6) months commencing October 11, 2005 and terminating April 10, 2006; provided however, that, in the event EMI served notice on Embassy by December 31, 2005, the EMI Lease could be extended on a month to month basis to, and including, September 30, 2006. EMI served notice on Embassy to extend the EMI Lease through May 31, 2006.

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

Upon the expiration of the Investigation Period, Embassy completed the Required Environmental Remediation. On May 30, 2006, SCDHS issued a letter (the “SCDHS Letter”) stating that no further remediation will be required by SCDHS at such time with respect to the Required Environmental Remediation. The SCDHS Letter also noted that laboratory data provided for the upgradient groundwater sample (the “Sample”) indicated that groundwater contamination exists, and that, due to the significant exceedences noted, this information was reported to the New York State Department of Environmental Conservation (“NYSDEC”) Spills Unit, and a NYSDEC Spill Number (the “DEC Spill Number”) was assigned. Embassy delivered a copy of the SCDHS Letter to Purchaser pursuant to the terms of the Contract of Sale.

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

Green Manufacturing, Inc. — Agricultural Products Division

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

The purchase price paid by Benko in consideration for the assets acquired pursuant to the Agricultural APA was $530,000, consisting of (a) a payment to Green at Agricultural Closing of $225,000; (b) $25,000 payable pursuant to the terms of a Promissory Note (“Agricultural Note 1”), dated July 14, 2005, payable in equal monthly amounts over a five (5) month period commencing as of the Agricultural Closing; and (c) $280,000 payable pursuant to the terms of a Promissory Note (collectively with Agricultural Note 1, the “Agricultural Notes”), dated July 14, 2005, payable in equal monthly amounts over a four (4) year period commencing as of the Agricultural Closing. In addition, Benko assumed certain of Green’s contractual obligations. The obligations of Benko under the Agricultural APA and the Agricultural Notes were guaranteed by each of a principal shareholder and an affiliate of Benko, and partially secured by certain collateral.

In connection with the transaction, Green and Benko entered into an agreement which provided for Benko to purchase from Green 100% of Benko’s requirements for products of the type that constitute part of Green’s inventory of raw materials and finished goods as of the acquisition date with all purchases by Benko being binding and non-cancelable at pre-established prices. The term was for a period of one year from the acquisition date. All of Green’s inventory was purchased by Benko.

The Company recognized a gain on the sale of these assets of approximately $312,000, net of taxes, in fiscal 2005.

Green Manufacturing, Inc. — Access Division

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

The purchase price agreed to by Benko in consideration for the assets acquired pursuant to the Access APA, giving effect to certain adjustments, was approximately $1,756,655, consisting of (a) a payment to Green at the Access Closing of approximately $880,069; (b) $755,724 payable pursuant to the terms of a Promissory Note (“Access Note 1”), dated February 2, 2005, payable in various amounts over a twenty-one (21) month period commencing as of the Access Closing; and (c) $120,862 payable pursuant to the terms of a Promissory Note (collectively with Access Note 1, the “Access Notes”), dated February 2, 2005, payable in various amounts over a four (4) month period commencing as of the Access Closing. Benko agreed to pay additional consideration on an annual basis for the two (2) successive twelve (12) month periods commencing as of the Access Closing, dependent on certain sales by Benko, subject to certain other conditions. In addition, Benko assumed certain of Green’s contractual obligations. The obligations of Benko under the Access APA and the Access Notes were guaranteed by each of a principal shareholder and an affiliate of Benko, and partially secured by certain collateral.

Benko had withheld certain payments regarding its outstanding Access Note as a result of a disagreement regarding certain representations made by the Company in the Access APA. As such, the Company recorded a reserve of $150,000 at December 31, 2005. In August 2006, the Company and Benko negotiated a settlement under both the Access Note and the outstanding Agricultural Note and received a payment of approximately $477,000 to resolve the matter.

The Company recognized a gain on the sale of these assets of approximately $71,000, net of taxes, in fiscal 2005.

The following amounts related to Embassy and Green have been segregated from the Company’s continuing operations and are reported as assets held for sale and assets and liabilities of discontinued operations in the consolidated condensed balance sheets:

	September 30, 2006	December 31, 2005
Assets held for sale and assets of discontinued operations:
Prepaid expenses	$316,000	$77,000
Assets held for sale	575,000	623,000
Total assets held for sale and assets of discontinued operations	$891,000	$700,000

Liabilities of discontinued operations:
Accounts payable and accrued expenses	$456,000	$991,000
Mortgage payable	1,282,000	1,367,000
Total liabilities of discontinued operations	$1,738,000	$2,358,000

Results of operations for Embassy and Green are included from the beginning of each fiscal period presented through the respective dates of asset disposition, and have been segregated from continuing operations and reflected as discontinued operations approximately as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net revenues	$—	$2,960,000	$—	$8,884,000

Loss from operation of discontinued operations, before taxes	$(85,000)	$(36,000)	$(9,000)	$(304,000)
Income tax benefit	34,000	3,000	3,000	93,000
Loss from operation of discontinued operations	(51,000)	(33,000)	(6,000)	(211,000)
Gain on sale of discontinued operations, before taxes	—	523,000	—	630,000
Income tax expense	—	(178,000)	—	(214,000)
Gain on sale of discontinued operations	—	345,000	—	416,000
Earnings (loss) from discontinued operations	$(51,000)	$312,000	$(6,000)	$205,000

NOTE 8 — ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable -net consists of:

	September 30, 2006	December 31, 2005
Trade accounts receivable	$18,903,000	$12,757,000
Allowance for doubtful accounts	(193,000)	(190,000)
	$18,710,000	$12,567,000

NOTE 9 — INVENTORIES

Inventories - net consist of:

	September 30, 2006	December 31, 2005
Raw material	$2,518,000	$2,209,000
Work in process	436,000	349,000
Finished goods	26,385,000	25,597,000
	29,339,000	28,155,000
Reserve for obsolete and slow-moving inventories	(1,993,000)	(1,981,000)
	$27,346,000	$26,174,000

NOTE 10 — GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill for the nine months ended September 30, 2006 are as follows:

	Consolidated	Tools and other products	Hardware
Balance, January 1, 2006	$23,821,000	$2,394,000	$21,427,000
Acquisition of Pacific Stair	943,000	—	943,000
Balance, September 30, 2006	$24,764,000	$2,394,000	$22,370,000

Other intangible assets were as follows:

	September 30, 2006		December 31, 2005
	Cost	Accumulated amortization	Cost	Accumulated amortization
Other intangible assets:
Customer relationships	$10,960,000	$2,821,000	$9,160,000	$2,119,000
Vendor relationship	890,000	200,000	890,000	134,000
Non-compete and Employment agreements	810,000	679,000	760,000	557,000
Trademark/tradename	2,140,000	—	690,000	—
Licensing	105,000	8,000	105,000	—
Total	$14,905,000	$3,708,000	$11,605,000	$2,810,000

Amortization expense for intangible assets subject to amortization was as follows:

Three months ended September 30,		Nine months ended September 30,
2006	2005	2006	2005
$299,000	$276,000	$898,000	$829,000

Amortization expense for each of the twelve-month periods ending September 30, through the twelve-month period ending September 30, 2011, is estimated to be as follows: 2007 - $976,000; 2008 - $666,000; 2009 - $666,000; 2010 - $666,000; and 2011 - $658,000. The weighted average amortization period for intangible assets was 14.1 years at September 30, 2006 and 10.96 years at December 31, 2005.

NOTE 11 — WARRANTY LIABILITY

The Company offers to its customers warranties against product defects for periods primarily ranging from one to three years, with certain faucet hardware having a limited lifetime warranty, depending on the specific product and terms of the customer purchase agreement. The Company’s typical warranties require it to repair or replace the defective products during the warranty period at no cost to the customer. At the time the product revenue is recognized, the Company records a liability for estimated costs under its warranties, which costs are estimated based on historical experience. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. While the Company believes that its estimated liability for product warranties is adequate, the estimated liability for the product warranties could differ materially from future actual warranty costs.

Changes in the Company’s warranty liability, included in other accrued liabilities, were as follows:

	Nine months ended September 30,
	2006	2005
Balance, beginning of period	$419,000	$566,000
Warranties issued and changes in estimated pre-existing warranties	530,000	410,000
Actual warranty costs incurred	(491,000)	(409,000)
Balance, end of period	$458,000	$567,000

NOTE 12 — BUSINESS SEGMENTS

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

The following presents financial information by segment for the three-month and nine-month periods ended September 30, 2006 and 2005. Segment operating income excludes general corporate expenses, interest expense and income taxes. Identifiable assets are those assets directly owned or utilized by the particular business segment.

Three months ended September 30, 2006	Consolidated	Tools and other products	Hardware

Revenues from unaffiliated customers	$32,319,000	$15,043,000	$17,276,000

Segment operating income	4,287,000	$1,608,000	$2,679,000
General corporate expense	(1,302,000)
Interest expense — net	(493,000)
Earnings from continuing operations before income taxes	$2,492,000

Segment assets	$91,571,000	$29,575,000	$61,996,000
Corporate assets and assets of discontinued operations	4,748,000
Total assets	$96,319,000

Three months ended September 30, 2005	Consolidated	Tools and other products	Hardware

Revenues from unaffiliated customers	$29,755,000	$13,933,000	$15,822,000

Segment operating income	4,023,000	$1,184,000	$2,839,000
General corporate expense	(1,391,000)
Interest expense — net	(530,000)
Earnings from continuing operations before income taxes	$2,102,000

Segment assets	$87,419,000	$33,818,000	$53,601,000
Corporate assets and assets of discontinued operations	10,069,000
Total assets	$97,488,000

Nine months ended September 30, 2006	Consolidated	Tools and other products	Hardware

Revenues from unaffiliated customers	$88,029,000	$34,071,000	$53,958,000

Segment operating income	11,755,000	$2,910,000	$8,845,000
General corporate expense	(4,161,000)
Interest expense — net	(1,508,000)
Earnings from continuing operations before income taxes	$6,086,000

Nine months ended September 30, 2005	Consolidated	Tools and other products	Hardware

Revenues from unaffiliated customers	$82,209,000	$36,008,000	$46,201,000

Segment operating income	11,657,000	$3,092,000	$8,565,000
General corporate expense	(3,713,000)
Interest expense — net	(1,432,000)
Earnings from continuing operations before income taxes	$6,512,000

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

Overview

On January 3, 2006, Pacific Stair acquired certain assets comprising the business of the former Pacific Stair Products, and assumed certain related liabilities. The Company’s consolidated results of operations include the results of operations for Pacific Stair for the three and nine months ended September 30, 2006 within its hardware business segment. In addition, the Company’s consolidated results of operations present Embassy and Green as discontinued operations.

Consolidated revenues for the quarter ended September 30, 2006 increased $2,564,000, or 8.6%, from $29,755,000 to $32,319,000. Revenues increased approximately $1,454,000, or 9.2%, at Countrywide, which includes revenues at Woodmark, Pacific Stair and Nationwide. Woodmark had third quarter revenues of $11,245,000, increasing $539,000, or 5.0%. Newly-acquired Pacific Stair reported third quarter revenues of $1,526,000. Nationwide reported revenues of $4,505,000, decreasing $610,000, or 11.9%. Revenues at Florida Pneumatic for the third quarter increased $1,110,000, or 8.0%, to $15,043,000. Consolidated gross profit increased $629,000, or 6.9%, for the third quarter primarily due to an increase in revenues, which included Pacific Stair in 2006. Consolidated earnings from continuing operations increased $282,000, or 23.2%, from $1,213,000 to $1,495,000 for the quarter ended September 30, 2006.

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

Pacific Stair Products, Inc.

Pursuant to an Asset Purchase Agreement (the “PSP APA”), dated December 20, 2005, between Pacific Stair Products, a California corporation (“Old PSP”), and Pacific Stair Products, Inc., a newly-formed Delaware corporation (“Pacific Stair”) and a wholly-owned subsidiary of Countrywide, effective January 3, 2006, Pacific Stair purchased substantially all of the operating assets of Old PSP. The total purchase price for the assets was approximately $5,233,000, subject to adjustments, plus the assumption of certain liabilities and obligations by Pacific Stair. The assets purchased pursuant to the PSP APA include, among others, accounts receivable, inventory, machinery and equipment and certain intangibles. Certain assets were retained by Old PSP including cash and title to any real property. The purchase price, including direct acquisition costs, represents a premium over the fair value of the assets purchased of approximately $4,243,000, which has been allocated among goodwill and other intangible assets. Pacific Stair is a manufacturer of premium stair rail products and a distributor of staircase components to the building industry, primarily in southern California and the southwestern region of the United States. As a result of this transaction, Countrywide has increased its purchasing power and geographic distribution. The acquisition was financed through the Company’s credit facility with Citibank. The consolidated condensed financial statements presented herein include the results of operations for Pacific Stair for the period from January 3, 2006 to September 30, 2006.

As part of the acquisition, the Company recorded approximately $3,300,000 in other identifiable intangible assets, principally related to the value of customer relationships and a tradename, and approximately $943,000 of goodwill, including direct acquisition costs, through September 30, 2006.

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

Pursuant to a Lease, dated as of October 11, 2005, between Embassy, as landlord and EMI, as tenant (the “EMI Lease”), Embassy agreed to lease certain space (approximately 60,000 rentable square feet) in the building located at 300 Smith Street, Farmingdale, New York to EMI in connection with the operation of EMI’s business, at an annual rental rate of $480,000, payable in monthly installments of $40,000 each. The term of the EMI Lease was for a period of six (6) months commencing October 11, 2005 and terminating April 10, 2006; provided however, that, in the event EMI served notice on Embassy by December 31, 2005, the EMI Lease could be extended on a month to month basis to, and including, September 30, 2006. EMI served notice on Embassy to extend the EMI Lease through May 31, 2006.

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

Upon the expiration of the Investigation Period, Embassy completed the Required Environmental Remediation. On May 30, 2006, SCDHS issued a letter (the “SCDHS Letter”) stating that no further remediation will be required by SCDHS at such time with respect to the Required Environmental Remediation. The SCDHS Letter also noted that laboratory data provided for the upgradient groundwater sample (the “Sample”) indicated that groundwater contamination exists, and that, due to the significant exceedences noted, this information was reported to the New York State Department of Environmental Conservation (“NYSDEC”) Spills Unit, and a NYSDEC Spill Number (the “DEC Spill Number”) was assigned. Embassy delivered a copy of the SCDHS Letter to Purchaser pursuant to the terms of the Contract of Sale.

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

Green Manufacturing, Inc. — Agricultural Products Division

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

The purchase price paid by Benko in consideration for the assets acquired pursuant to the Agricultural APA was $530,000, consisting of (a) a payment to Green at Agricultural Closing of $225,000; (b) $25,000 payable pursuant to the terms of a Promissory Note (“Agricultural Note 1”), dated July 14, 2005, payable in equal monthly amounts over a five (5) month period commencing as of the Agricultural Closing; and (c) $280,000 payable pursuant to the terms of a Promissory Note (collectively with Agricultural Note 1, the “Agricultural Notes”), dated July 14, 2005, payable in equal monthly amounts over a four (4) year period commencing as of the Agricultural Closing. In addition, Benko assumed certain of Green’s contractual obligations. The obligations of Benko under the Agricultural APA and the Agricultural Notes were guaranteed by each of a principal shareholder and an affiliate of Benko, and partially secured by certain collateral.

In connection with the transaction, Green and Benko entered into an agreement which provided for Benko to purchase from Green 100% of Benko’s requirements for products of the type that constitute part of Green’s inventory of raw materials and finished goods as of the acquisition date with all purchases by Benko being binding and non-cancelable at pre-established prices. The term was for a period of one year from the acquisition date. All of Green’s inventory was purchased by Benko.

The Company recognized a gain on the sale of these assets of approximately $312,000, net of taxes, in fiscal 2005.

Green Manufacturing, Inc. — Access Division

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

The purchase price agreed to by Benko in consideration for the assets acquired pursuant to the Access APA, giving effect to certain adjustments, was approximately $1,756,655, consisting of (a) a payment to Green at the Access Closing of approximately $880,069; (b) $755,724 payable pursuant to the terms of a Promissory Note (“Access Note 1”), dated February 2, 2005, payable in various amounts over a twenty-one (21) month period commencing as of the Access Closing; and (c) $120,862 payable pursuant to the terms of a Promissory Note (collectively with Access Note 1, the “Access Notes”), dated February 2, 2005, payable in various amounts over a four (4) month period commencing as of the Access Closing. Benko agreed to pay additional consideration on an annual basis for the two (2) successive twelve (12) month periods commencing as of the Access Closing, dependent on certain sales by Benko, subject to certain other conditions. In addition, Benko assumed certain of Green’s contractual obligations. The obligations of Benko under the Access APA and the Access Notes were guaranteed by each of a principal shareholder and an affiliate of Benko, and partially secured by certain collateral.

Benko had withheld certain payments regarding its outstanding Access Note as a result of a disagreement regarding certain representations made by the Company in the Access APA. As such, the Company recorded a reserve of $150,000 at December 31, 2005. In August 2006, the Company and Benko negotiated a settlement under both the Access Note and the outstanding Agricultural Note and received a payment of approximately $477,000 to resolve the matter.

The Company recognized a gain on the sale of these assets of approximately $71,000, net of taxes, in fiscal 2005.

The following amounts related to Embassy and Green have been segregated from the Company’s continuing operations and are reported as assets held for sale and assets and liabilities of discontinued operations in the consolidated condensed balance sheets:

	September 30, 2006	December 31, 2005
Assets held for sale and assets of discontinued operations:
Prepaid expenses	$316,000	$77,000
Assets held for sale	575,000	623,000
Total assets held for sale and assets of discontinued operations	$891,000	$700,000

Liabilities of discontinued operations:
Accounts payable and accrued expenses	$456,000	$991,000
Mortgage payable	1,282,000	1,367,000
Total liabilities of discontinued operations	$1,738,000	$2,358,000

Results of operations for Embassy and Green are included from the beginning of each fiscal period presented through the respective dates of asset disposition, and have been segregated from continuing operations and reflected as discontinued operations approximately as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net revenues	$—	$2,960,000	$—	$8,884,000

Loss from operation of discontinued operations, before taxes	$(85,000)	$(36,000)	$(9,000)	$(304,000)
Income tax benefit	34,000	3,000	3,000	93,000
Loss from operation of discontinued operations	(51,000)	(33,000)	(6,000)	(211,000)
Gain on sale of discontinued operations, before taxes	—	523,000	—	630,000
Income tax expense	—	(178,000)	—	(214,000)
Gain on sale of discontinued operations	—	345,000	—	416,000
Earnings (loss) from discontinued operations	$(51,000)	$312,000	$(6,000)	$205,000

RESULTS OF OPERATIONS

Quarters ended September 30, 2006 and 2005

Revenues

Revenues for the quarters ended September 30, 2006 and 2005 were approximately as follows:

Three months ended September 30,	Consolidated	Tools and other products	Hardware
2006	$32,319,000	$15,043,000	$17,276,000

2005	$29,755,000	$13,933,000	$15,822,000

% increase (decrease)	8.6%	8.0%	9.2%

Revenues from tools and other products increased due primarily to approximately $2,043,000 in retail revenues from new products shipped to a significant customer. Partially offsetting this increase was approximately $509,000 less in retail promotions in the period, as well as a decrease in base sales of approximately $331,000. Base sales decreased as a result of decreased purchasing activity of approximately $973,000 from a significant customer as part of a program to reduce its overall inventory levels. This was offset by an increase in base sales of approximately $642,000 to another significant customer due primarily to the stocking of newly redesigned products that are expected to be reset in that customer’s store displays on or about January 2007.

Revenues from hardware increased at Woodmark and include revenues from the recently-acquired Pacific Stair. Woodmark’s revenues increased $539,000, or 5.0%. Revenues from the sale of staircase components decreased in the third quarter by approximately $271,000, or 3.1%, due primarily to softness in the new home construction market. Further, revenues in our kitchen and bath products sold into the mobile home and remodeling markets have increased approximately $810,000, or 41.6%, as sales to a large customer have rebounded to 2004 levels after experiencing a decline in 2005. In addition, we have strengthened relationships with other customers. Pacific Stair’s revenues were $1,526,000 for the third quarter. Nationwide’s revenues decreased by approximately $610,000, or 11.9%, primarily attributable to a decrease of approximately $378,000 in sales of fencing products due to market weakness and a decrease of approximately $178,000 in sales of patio products that resulted from the discontinuation of the production and sale of screen doors.

All revenues are generated in U.S. dollars and are not impacted by changes in foreign currency exchange rates.

Gross Profits

Gross profits for the quarters ended September 30, 2006 and 2005 were approximately as follows:

Three months ended September 30,	Consolidated	Tools and other products	Hardware
2006	$9,702,000	$4,177,000	$5,525,000
	30.0%	27.8%	32.0%

2005	$9,073,000	$3,728,000	$5,345,000
	30.5%	26.8%	33.8%

The increase in the gross profit percentage from tools and other products was due primarily to a lower proportionate amount of retail promotional sales in the current period, which historically have lower average margins, versus the prior-year period, a shift to high-quality, lower-cost suppliers for some products and the strength of the U.S. dollar in relation to the Japanese yen and the Taiwan dollar compared to the prior-year period. The decrease in the gross profit percentage from hardware was due primarily to (a) some cost increases from Asian suppliers due to increases in the cost of metals that were not fully offset by general selling price increases, (b) the impact from significant revenue increases in the lower-margin direct container business at Woodmark, (c) competitive pricing pressures on stair products in certain markets and (d) the inclusion of Pacific Stair, which operates at a lower gross margin than the rest of the group. The gross margin percentage decrease was partially offset by a shift by Nationwide to high-quality, lower-cost suppliers for some products.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative (“SG&A”) expenses increased $276,000, or 4.3%, from approximately $6,440,000 to approximately $6,716,000. SG&A expenses grew as expected at a lesser rate than the consolidated revenue increase for the quarter. This expense growth was driven by several factors, including share-based compensation expense, the inclusion of Pacific Stair expenses in the 2006 period, increased freight costs due to the increase in the price of oil and planned increases in sales and marketing expenses that are intended to generate additional revenue in the coming periods.

SG&A expenses as a percentage of revenues decreased from 21.6% to 20.8%.

Interest - Net

Net interest expense decreased $37,000, or 7.0%, from approximately $530,000 to approximately $493,000. Interest expense on borrowings under the Company’s revolving credit loan facility decreased by approximately $23,000, as lower average borrowings were adversely impacted by higher average interest rates. Interest expense on borrowings under the term loan facility decreased by approximately $40,000 as lower average borrowings during the period due to repayments were offset by higher average interest rates. Interest expense on Woodmark’s acquisition-related notes increased by approximately $9,000 due to higher average interest rates.

Income Taxes

The effective tax rates applicable to earnings from continuing operations for the quarters ended September 30, 2006 and 2005 were 40.0% and 42.3%, respectively. The decrease in the effective tax rate is attributable to the deductibility of certain compensation expenses in 2006 that were not deductible in 2005, primarily related to the approval by stockholders in May 2006 of the Executive 162(m) Bonus Plan.

Nine-month periods ended September 30, 2006 and 2005

Revenues

Revenues for the nine-month periods ended September 30, 2006 and 2005 were approximately as follows:

Nine months ended September 30,	Consolidated	Tools and other products	Hardware
2006	$88,029,000	$34,071,000	$53,958,000

2005	$82,209,000	$36,008,000	$46,201,000

% increase (decrease)	7.1%	(5.4)%	16.8%

Revenues from tools and other products decreased due primarily to approximately $2,963,000 less in retail promotions in the period, as well as a decrease in base sales of approximately $1,462,000. Base sales decreased as a result of decreased purchasing activity of approximately $2,233,000 from a significant customer as part of a program to reduce its overall inventory levels, which was partially offset by a $771,000 increase in base sales from another significant customer due primarily to the stocking of newly redesigned products that are expected to be reset in that customer’s store displays on or about January 2007. Decreases in revenues of approximately $188,000 at Franklin were due primarily to decreased shipments to a few customers related to weak in-store sales and supply-related issues. Decreases in OEM sales of approximately $445,000 resulted from decreased activity with a certain customer. Partially offsetting these decreases were incremental revenues from new products in the retail channel of approximately $2,735,000 to a significant customer and increases in Berkley revenues of approximately $324,000 due to better market penetration.

Revenues from hardware increased at Woodmark, decreased at Nationwide and include revenues from the recently-acquired Pacific Stair. Woodmark’s revenues increased $3,427,000, or 11.2%. Revenues from the sale of staircase components continued to increase by approximately $1,712,000, or 7.3%, benefiting from better customer penetration. Further, revenues in our kitchen and bath products sold into the mobile home and remodeling markets have increased approximately $1,715,000, or 29.2%, as sales to a large customer have rebounded to 2004 levels after experiencing a decline in 2005. In addition, we have strengthened relationships with other customers. Pacific Stair’s revenues were $4,883,000 for the nine months ended September 30, 2006. Moreover, Nationwide’s revenues decreased by approximately $554,000, or 3.6%, primarily attributable to a decrease of approximately $242,000 in revenues in the OEM business and a decrease of approximately $248,000 in revenues from patio products that resulted from the discontinuation of the production and sale of screen doors.

All revenues are generated in U.S. dollars and are not impacted by changes in foreign currency exchange rates.

Gross Profits

Gross profits for the nine-month periods ended September 30, 2006 and 2005 were approximately as follows:

Nine months ended September 30,	Consolidated	Tools and other products	Hardware
2006	$27,357,000	$10,239,000	$17,118,000
	31.1%	30.1%	31.7%

2005	$25,920,000	$10,194,000	$15,726,000
	31.5%	28.3%	34.0%

The increase in the gross profit percentage from tools and other products was due primarily to a lower proportionate amount of retail promotional sales in the current period, which historically have lower average margins, versus the prior-year period, a shift to high-quality, lower-cost suppliers for some products and the strength of the U.S. dollar in relation to the Japanese yen and the Taiwan dollar compared to the prior-year period. The decrease in the gross profit percentage from hardware was due primarily to (a) some cost increases from Asian suppliers due to increases in the cost of metals that were not fully offset by general selling price increases in the third quarter of 2006, (b) the impact from significant revenue increases in the lower-margin direct container business at Woodmark, (c) competitive pricing pressures on stair products in certain markets and (d) the inclusion of Pacific Stair, which operates at a lower gross margin than the rest of the group. The gross margin percentage decrease was partially offset by a favorable product mix in fencing revenues and a shift by Nationwide to high-quality, lower-cost suppliers for some products.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative (“SG&A”) expenses increased $1,787,000, or 9.9%, from approximately $17,977,000 to approximately $19,764,000. SG&A expenses grew at a slightly faster rate than the consolidated revenue increase for the nine months ended September 30, 2006. This expense growth was driven by several factors, including share-based compensation expense, certain corporate non-recurring professional and tax fees, the non-recurring cost of the move of the Company’s corporate headquarters, increased freight costs and planned increases in sales and marketing expenses that are intended to generate additional revenue in the coming periods. SG&A expenses as a percentage of revenues increased from 21.9% to 22.5%.

Interest - Net

Net interest expense increased $76,000, or 5.3%, from approximately $1,432,000 to approximately $1,508,000. Interest expense on borrowings under the Company’s revolving credit loan facility increased by approximately $60,000, as lower average borrowings were adversely impacted by higher average interest rates. Interest expense on trade financing at Florida Pneumatic increased approximately $31,000 as a result of higher average borrowings and higher interest rates. Interest expense on borrowings under the term loan facility decreased by approximately $59,000 as lower average borrowings during the period due to repayments were offset by higher average interest rates. Interest expense on Woodmark’s acquisition-related notes increased by approximately $30,000 due to higher average interest rates.

Income Taxes

The effective tax rates applicable to earnings from continuing operations for the nine-month periods ended September 30, 2006 and 2005 were 40.0% and 42.1%, respectively. The decrease in the effective tax rate is attributable to the deductibility of certain compensation expenses in 2006 that were not deductible in 2005, primarily related to the approval by stockholders in May 2006 of the Executive 162(m) Bonus Plan.

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

The Company gauges its liquidity and financial stability by the measurements shown in the following table:

	September 30, 2006	December 31, 2005
Working Capital	$21,164,000	$27,981,000
Current Ratio	1.68 to 1	2.51 to 1
Shareholders’ Equity	$51,267,000	$47,716,000

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

Cash decreased $399,000, from $1,772,000 as of December 31, 2005 to $1,373,000, as of September 30, 2006. The Company’s debt levels decreased, from $26,631,000 at December 31, 2005 to $26,123,000 at September 30, 2006, primarily from the pay down of debt from earnings. The Company’s total percent of debt to total book capitalization (debt plus equity) decreased from 35.8% at December 31, 2005 to 33.8% at September 30, 2006.

Cash provided by (used in) operating activities of continuing operations for the nine-month periods ended September 30, 2006 and 2005 was approximately $7,734,000 and $(4,428,000), respectively. The Company believes that cash on hand derived from operations and cash available through borrowings under its credit facilities will be sufficient to allow the Company to meet its foreseeable working capital needs.

During the nine months ended September 30, 2006, net accounts receivable increased by approximately $6,143,000. Increases were approximately $3,508,000 and $2,059,000 at Florida Pneumatic and Countrywide, respectively. The increase in Florida Pneumatic’s net accounts receivable resulted from shipment of its redesigned product line to a major customer that occurred in the latter part of the third quarter of 2006. The increase at Countrywide was due primarily to increase in revenues of Woodmark during the current nine-month period, as well as the inclusion of Pacific Stair, which reported approximately $576,000 in net accounts receivable at the acquisition date that increased during the nine-month period ended September 30, 2006 by approximately $426,000.

During the nine months ended September 30, 2006, inventories increased by approximately $1,172,000. Increases (decreases) were approximately $(1,246,000) and $2,080,000 at Florida Pneumatic and Countrywide, respectively. Inventory levels at Florida Pneumatic decreased as a result of a shift to high-quality, lower cost suppliers that require less lead times for inventory purchases, reducing the need to carry the same levels of inventory as in the prior year. The increase at Countrywide was due primarily to the inclusion of Pacific Stair, which reported approximately $335,000 in inventories at the acquisition date that increased during the nine-month period ended September 30, 2006 by approximately $815,000 and increases at Nationwide of approximately $1,880,000, offset by a decrease at Woodmark of approximately $612,000.

During the nine months ended September 30, 2006, short-term borrowings increased by $2,500,000, primarily from the acquisition of Pacific Stair and the timing of working capital requirements.

During the nine months ended September 30, 2006, accounts payable increased by approximately $6,330,000. Increases were approximately $6,156,000 and $172,000 at Florida Pneumatic and Countrywide, respectively. The increase at Florida Pneumatic was due primarily to inventory purchases of redesigned product introduced in the third quarter of 2006, as well as the impact from a major foreign supplier that has granted more favorable payment terms. The increase at Countrywide was due primarily to the increase at Nationwide of approximately $315,000 and the inclusion of Pacific Stair, which reported approximately $2,000 in accounts payable at the acquisition date that increased during the nine-month period ended September 30, 2006 by approximately $71,000. These increases were partially offset from a decrease at Woodmark of approximately $214,000, primarily resulting from the timing of certain interest payments and inventory purchases.

On June 30, 2004, in conjunction with the Woodmark acquisition transaction, the Company entered into a credit agreement with Citibank and another bank. This agreement, as amended from time to time, provides the Company with various credit facilities, including revolving credit loans, term loans for acquisitions and a foreign exchange line. The credit agreement expires on June 30, 2007 and is subject to annual review by the lending banks.

The revolving credit loan facility provides a maximum of $12,000,000, with various sublimits, for direct borrowings, letters of credit, bankers’ acceptances and equipment loans. There are no commitment fees for any unused portion of this credit facility. At September 30, 2006, there was $6,500,000 outstanding against the revolving credit loan facility, and there were no open letters of credit.

The term loan facility provides a maximum commitment of $34,000,000 to finance acquisitions subject to the approval of the lending banks. There are no commitment fees for any unused portion of this credit facility. The Company borrowed $29,000,000 against this facility to finance the Woodmark acquisition transaction in June 2004, and there was $14,550,000, including amounts rolled over from the prior term loan facility, outstanding against the term loan facility at September 30, 2006.

The foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding under the foreign exchange line at September 30, 2006, based on that day’s closing spot rate, was approximately $1,157,000.

Under its credit agreement, the Company is required to adhere to certain financial covenants. At September 30, 2006, and for the quarter then ended, the Company was in compliance with all of these covenants. Certain of the Company’s mortgage agreements also require the Company to adhere to certain financial covenants. At September 30, 2006, and for the quarter then ended, the Company was in compliance with all of these covenants.

Capital spending was approximately $1,257,000 and $404,000 for the nine months ended September 30, 2006 and 2005, respectively, which amounts were provided from working capital. Capital expenditures for the remainder of 2006 are expected to be approximately $250,000, some of which may be financed through the Company’s credit facilities. Included in the expected total for 2006 are capital expenditures relating to renovation and expansion of operating facilities, new products, expansion of existing product lines and replacement of equipment.

OFF-BALANCE SHEET ARRANGEMENTS

The Company’s foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of foreign currencies needed for payments to foreign suppliers. The Company has not purchased forward contracts on New Taiwan dollars. The total amount of foreign currency forward contracts outstanding at September 30, 2006, based on that day’s closing spot rate, was approximately $1,157,000.

The Company, through Florida Pneumatic, imports a significant amount of its purchases from Japan, with payment due in Japanese yen. As a result, the Company is subject to the effects of foreign currency exchange fluctuations. The Company uses a variety of techniques to protect itself from any adverse effects from these fluctuations, including increasing its selling prices, obtaining price reductions from its overseas suppliers, using alternative supplier sources and entering into foreign currency forward contracts. The decrease in the strength of the Japanese yen versus the U.S. dollar from 2005 to 2006 had a positive effect on the Company’s results of operations and its financial position. During the nine-months ended September 30, 2006, the relative value of the U.S dollar in relation to the Japanese yen was above fiscal 2005 averages. There can be no assurance as to the future trend of this value. (See “Item 3 - Quantitative and Qualitative Disclosures About Market Risk.”)

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

The Company accounts for changes in the fair value of its foreign currency contracts by marking them to market and recognizing any resulting gains or losses through its statement of earnings. The Company also marks its yen-denominated payables to market, recognizing any resulting gains or losses in its statement of earnings. At September 30, 2006, the Company had foreign currency forward contracts, maturing in 2006, to purchase Japanese yen at contracted forward rates. The value of these contracts at September 30, 2006, based on that day’s closing spot rate, was approximately $1,157,000, which was the approximate value of the Company’s yen-denominated accounts payable. During the three-month periods ended September 30, 2006 and 2005, the Company recorded in its cost of sales net realized losses of approximately $13,000 and $29,000, respectively, on foreign currency transactions. During the nine-month periods ended September 30, 2006 and 2005, the Company recorded in its cost of sales net realized losses of approximately $6,000 and $119,000, respectively, on foreign currency transactions. At September 30, 2006 and 2005, the Company had no unrealized gains or losses in foreign currency transactions.

The potential loss in value of the Company’s net investment in foreign currency forward contracts resulting from a hypothetical 10 percent adverse change in foreign currency exchange rates at September 30, 2006 was approximately $129,000.

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and short-term debt, approximate fair value as of September 30, 2006 because of the relatively short-term maturity of these financial instruments. The carrying amounts reported for long-term debt approximate fair value as of September 30, 2006 because, in general, the interest rates underlying the instruments fluctuate with market rates.

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

Description of Material Weaknesses

Management’s assessment confirmed the following material weaknesses at September 30, 2006 that were previously identified at June 30, 2006, March 31, 2006, and December 31, 2005 in the Company’s internal control over financial reporting:

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

Planned Remediation Efforts to Address Material Weaknesses

The Company has developed remediation plans and initiated action steps during the nine-month period ended September 30, 2006 designed to address each of the material weaknesses in the internal control over financial reporting identified above and to implement any and all corrective actions that are required to improve the design and operating effectiveness of internal control over financial reporting, including the enhancement of the Company’s policies, systems and procedures. The Company implemented the following measures to remediate the numbered control deficiencies identified above:

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

P&F INDUSTRIES, INC.
(Registrant)

By /s/ Joseph A. Molino, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: November 10, 2006	(Principal Financial and Chief Accounting Officer)

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit

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

2.2

Settlement Agreement and Amendment to Stock Purchase Agreement, dated as of July 22, 2005, by and between Mark C. Weldon and the Registrant (Incorporated by reference to Exhibit 2.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

2.3

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

2.4

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

4.8

Amendment No. 6 to Credit Agreement, dated August 31, 2006, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 31, 2006).

4.9

Certain instruments defining the rights of holders of the long-term debt securities of the Registrant are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant agrees to furnish supplementally copies of these instruments to the Commission upon request.

10.1	Second Amended and Restated Employment Agreement, dated as of May 30, 2001, between the Registrant and Richard A. Horowitz (Filed herein).

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

10.8	Executive 162(m) Bonus Plan of the Registrant (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 31, 2006).

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