Form 10-K
period 2006-12-31
P&F INDUSTRIES INC
filed 2007-04-02
CIK 75340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1 - 5332

P&F INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-1657413
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
445 Broadhollow Road, Suite 100, Melville, New York	11747
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 694-9800

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, $1.00 par value	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:  NONE

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
YES  ☐    NO  ☒

The aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant, based on the last sale price on June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $26,863,000.

As of March 28, 2007, there were 3,587,160 shares of the registrant’s Class A Common Stock outstanding.

Documents Incorporated by Reference

Part III of this Annual Report on Form 10-K incorporates by reference information from the registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held during 2007.

P&F INDUSTRIES, INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of P&F Industries, Inc. and subsidiaries (the “Company”). The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” their opposites and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. Any forward-looking statements contained herein, including those related to the Company’s future performance, are based upon the Company’s historical performance and on current plans, estimates and expectations. Such forward-looking statements are subject to various risks and uncertainties, including those identified in Item 1A, which may cause actual results to differ materially from the forward looking statements. Forward-looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I

ITEM 1.                Business

P&F Industries, Inc. (“P&F”) is a Delaware corporation incorporated on April 19, 1963. P&F conducts its business operations through three of its wholly-owned subsidiaries: Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”), Countrywide Hardware, Inc. (“Countrywide”) and Continental Tool Group, Inc. (“Continental”). As of December 31, 2006, P&F conducted its business operations through two of its wholly-owned subsidiaries: Florida Pneumatic and Countrywide. P&F and its subsidiaries are herein referred to collectively as the “Company.” In addition, the words “we”, “our” and “us” refer to the Company.

Florida Pneumatic is engaged in the importation, manufacture and sale of pneumatic hand tools, primarily for the industrial, retail and automotive markets, and the importation and sale of compressor air filters. Florida Pneumatic also markets, through its Berkley Tool division (“Berkley”), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely-used brand of pipe cutting and threading machines. In addition, through its Franklin Manufacturing (“Franklin”) division, Florida Pneumatic imports a line of door and window hardware. Countrywide conducts its business operations through Nationwide Industries, Inc. (“Nationwide”) and through Woodmark International, L.P. (“Woodmark”), a limited partnership between Countrywide and WILP Holdings, Inc., a subsidiary of P&F. (See Note 2 to the Notes to Consolidated Financial Statements for information regarding the June 2004 Woodmark acquisition transaction.) Nationwide is an importer and manufacturer of door, window and fencing hardware. Woodmark is an importer of builders’ hardware, including staircase components and kitchen and bath hardware and accessories. In January 2006, Countrywide, through a newly-formed subsidiary, acquired substantially all of the operating assets of Pacific Stair Products, Inc. (“Pacific Stair”). Pacific Stair is a manufacturer of premium stair rail products and a distributor of Woodmark’s staircase components to the building industry, primarily in southern California and the southwestern region of the United States. In February 2007, Hy-Tech Machine, Inc., a Delaware corporation (“Hy-Tech”), wholly-owned subsidiary of Continental, acquired substantially all of the operating assets of Hy-Tech Machine, Inc., a Pennsylvania corporation, and Quality Gear & Machine, Inc. and certain real property from HTM Associates. Hy-Tech is primarily engaged in the manufacture and distribution of pneumatic tools and parts for industrial applications. (See Note 16 to the Notes to Consolidated Financial Statements.)

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

Sears, Roebuck and Co. accounted for 17.8%, 16.5% and 24.3% of consolidated revenues for the years ended December 31, 2006, 2005 and 2004, respectively. The Home Depot, Inc. accounted for 9.8%, 15.2% and 19.4% of consolidated revenues for the years ended December 31, 2006, 2005 and 2004, respectively. Revenues derived from countries outside of the United States were immaterial for the years ended December 31, 2006, 2005 and 2004.

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

Franklin imports and packages approximately 275 types of hardware products, including locksets, deadbolts, door and window security hardware, rope-related hardware products and fire escape ladders. Franklin’s products generally range in price from under $1.00 to $30.00, and are sold to retailers, wholesalers and private label accounts through manufacturers’ representatives and in-house sales support personnel. Nearly all of Franklin’s sales are of products imported from China.

Florida Pneumatic’s products are sold to distributors, retailers and private label customers through in-house sales personnel and manufacturers’ representatives. Users of Florida Pneumatic’s hand tools include industrial maintenance and production staffs, do-it-yourself mechanics, automobile mechanics and auto body personnel.

The primary competitive factors in the pneumatic tool market are price, service and brand-name awareness. The primary competitive factors in Franklin’s business are price, service, skill in packaging and point-of-sale marketing. The primary competitive factors in Berkley’s business are price and service.

Florida Pneumatic’s products are sold off the shelf, and no material backlog of orders exists. The business is not seasonal, but it may be subject to significant periodic changes resulting from holiday sales promotions by customers.

Florida Pneumatic purchases nearly 90% of its pneumatic tools from a Far East trading company that owns or represents 21 individual factories in Japan, Taiwan and China. Of the total pneumatic tool purchases in 2006, approximately 16% are bought from Japan, 31% from Taiwan and 52% from China. Florida Pneumatic manufactures high-speed rotary and reciprocating pneumatic tools at its factory in Jupiter, Florida and imports air filters. There are redundant sources for every product purchased and manufactured.

Two customers accounted for 44.5% and 24.6%, 36.7% and 34.0% and 41.3% and 33.0% of Florida Pneumatic’s revenues for the years ended December 31, 2006, 2005 and 2004, respectively.

Countrywide

Countrywide conducts its business through Nationwide Industries, Inc. (“Nationwide”), Woodmark International LP (“Woodmark”), and, since January 3, 2006, Pacific Stair Products, Inc. (“Pacific Stair”).

Nationwide is an importer and manufacturer of door, window and fencing hardware, including rollers, hinges, window operators, sash locks, custom zinc castings and door closers.

Most of Nationwide’s sales are of products imported from Taiwan and China. Nationwide currently purchases approximately 85% of its product from several foreign suppliers operating in several factories. There are redundant sources for every product purchased and manufactured. Nationwide manufactures rollers, hinges and pool enclosure products at its factory in Tampa, Florida and distributes products to the west coast through Pacific Stair’s California warehouse.

Nationwide’s products are sold through in-house sales personnel and manufacturers’ representatives to distributors, retailers and OEM customers. End users of Nationwide’s products include contractors, home builders, pool and patio distributors, OEM/private label customers and general consumers.

One customer accounted for 9.9%, 11.2% and 10.9% of Nationwide’s revenues for the years ended December 31, 2006, 2005 and 2004, respectively.

Nationwide’s sales are somewhat seasonal, with revenues increasing approximately 35% during the spring and summer months. The majority of Nationwide’s products are sold off the shelf. The backlog at December 31, 2006, of approximately 25.9% of annual sales, results primarily from blanket customer orders.

The primary competitive factors in Nationwide’s business are price, quality, product availability and service.

Woodmark is an importer of iron and wood stair parts and residential plumbing fixtures and other accessories for new construction and home improvement applications.

Woodmark purchases all of its stair parts and kitchen and bath products through a longstanding relationship with a Far East trade partner that owns or represents 9 individual factories in China, Taiwan and Indonesia. Of the total stair parts and kitchen and bath product purchases, approximately 59% are bought from China and 38% from Taiwan. There are redundant sources for every product purchased and manufactured.

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

No customer accounted for more than 10% of Woodmark’s revenues for the years ended December 31, 2006 and 2005 or for the six-month period since its acquisition through December 31, 2004.

The primary competitive factors in Woodmark’s business are price, quality and product availability.

Pacific Stair is a manufacturer of premium stair rail products and a distributor of staircase components for Woodmark to the building industry, primarily in southern California and the southwestern region of the United States.

Pacific Stair’s products are sold through in-house sales personnel to: a) traditional one- and two-step distributors of construction components who in turn sell to carpenters, home builders and the retail channel; b) distributors who specialize in stair parts and staircase installation; and c) stair parts manufacturers who outsource certain components from other manufacturers.

Two customers accounted for 21.9% and 16.1% of Pacific Stair’s revenues for the year ended December 31, 2006 since its acquisition on January 3, 2006.

The primary competitive factors in Pacific Stair’s business are price, quality and product availability.

Continental

Continental conducts its business, since February 12, 2007, through Hy-Tech. (See “Acquisitions” in Item 7.) Hy-Tech manufactures and distributes pneumatic tools and parts for industrial applications. Hy-Tech manufactures approximately sixty types of industrial pneumatic tools, most of which are sold at prices ranging from $300 to $7,000, under the names “ATP”, “Thaxton”, “THOR” and “Eureka”, as well as under the trade names or trademarks of other private label customers. This line of products includes grinders, drills, saws, impact wrenches and pavement breakers. These tools are similar in appearance and function to electric tools, but are powered by compressed air, rather than directly by electricity. Air tools, as they are also called, are generally less expensive to operate, offer better performance and weigh less than their electrical counterparts.

Hy-Tech’s products are sold to distributors and private label customers through in-house sales personnel and manufacturers’ representatives. Users of Hy-Tech’s tools include refineries, chemical plants, power generation facilities, the heavy construction industry, oil and mining companies and heavy industry.

The primary competitive factors in the industrial pneumatic tool market are quality, range and availability of products, customer service and technical support.

Hy-Tech’s products are sold off the shelf, and are also produced to customer’s orders for just-in-time delivery. The business is not seasonal, but it may be subject to significant periodic changes resulting from scheduled shutdowns in refineries, power generation facilities and chemical plants.

Results for Hy-Tech have not been included as of December 31, 2006 as these assets were purchased effective February 12, 2007.

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

Until July 2005, Green marketed a small line of diggers used primarily as attachments to small tractors for light farm work. This product line was marketed through farm equipment dealers and wholesalers. In July 2005, Green exited the agricultural products business and sold certain of its assets, including equipment and inventories, to the non-affiliated third purchaser of the Access assets. No customer accounted for greater than 10% of Green’s revenues for the years ended December 31, 2005 or 2004. (See Note 3 to the Notes to Consolidated Financial Statements.)

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

Embassy also imported a line of radiant heating systems. These systems are different from baseboard heating systems in that the radiant heating systems radiate heat provided by hot water circulating through plastic tubing, which is generally installed beneath the surface of the floor. These systems include the tubing, manifolds, controls and installation supplies. Embassy also provided computer software that aids in the design of the system. No customer accounted for greater than 10% of Embassy’s revenues for the years ended December 31, 2005 or 2004.

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

Employees

The Company employed 192 persons as of December 31, 2006, including eight at corporate headquarters. Countrywide had no employees. Florida Pneumatic had 74 employees, Nationwide had 33 employees, Woodmark had 60 employees and Pacific Stair had 17 employees. These employees are not represented by a union. The Company believes that its relationships with its employees are satisfactory.

ITEM 1A.        Risk Factors

A wide range of factors could materially affect our performance. In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results of these operations elsewhere in this report, the following factors, among others, could adversely affect our results of operations or financial position:

•       The strength of the retail economy in the United States.   Our business is subject to economic conditions in its major markets, including recession, inflation, deflation, general weakness in retail, industrial, and housing markets. Such economic conditions could have an adverse effect on our results of operations or financial position.

•       Our ability to maintain mutually beneficial relationships with key customers.   We have several significant customers, including two customers that, in the aggregate, constituted approximately 28% of our consolidated revenues for 2006. The loss of either of these significant customers or a material negative change in our relationships with these significant customers could have a material adverse effect on our business, results of operations or financial position.

•       Adverse changes in currency exchange rates or raw material commodity prices.   A significant amount of our products are manufactured outside the United States and purchased in the local currency. As a result, we are exposed to movements in the exchange rates of various currencies against the United States dollar which could have an adverse effect on our results of operations or financial position. We believe our most significant foreign currency exposures are the Japanese yen and the Taiwan dollar (“TWD”). Additionally, we purchase approximately $37 million of products from China. These purchases are made in U.S. dollars. However, if the Chinese currency, the Renminbi

(“RMB”), were to be revalued against the dollar, there could be a material adverse effect on our business, results of operations or financial position.

•       Unforeseen inventory adjustments or changes in purchasing patterns by major customers and the resultant impact on manufacturing volumes and inventory levels.   We make purchasing decisions based upon a number of factors including an assessment of market needs and preferences, manufacturing lead times and cash flow considerations. To the extent that our assumptions result in inventory levels being too high or too low, there could be a material adverse effect on our business, results of operations or financial position.

•       Unforeseen interruptions in the manufacturing ability of certain foreign suppliers.   Our foreign suppliers may encounter interruption in their ability to continue to provide us with products on a short-term or long-term basis. Although we believe that there are redundant sources available and maintain multiple sources for certain of our products, there may be costs and delays associated with securing such sources and there can be no assurance that such sources would provide the same quality of product at similar prices.

•       Market acceptance of new products.   There can be no assurance that the market continues its acceptance of the new products we introduced in 2006 or will accept new products scheduled for introduction in 2007. Nor can there be assurance that the level of sales generated from these new products relative to our expectations, based on existing investments in productive capacity and commitments by us to fund advertising and product promotions in connection with the introduction of these new products will materialize.

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

•       Interest rates.   Interest rate fluctuations and other capital market conditions could have a material adverse effect on our business, results of operations or financial position.

•       Litigation.   The effects of litigation and product liability exposures, as well as other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission and public announcements could have a material adverse effect on our business, results of operations or financial position. Further, while the Company maintains insurance policies to protect against most potential exposures, events may arise against which the Company may not be adequately insured. (See “Item 3—Legal Proceedings”.)

•       Substantial debt and debt service requirements.   The amount of our debt could have important consequences. For example, it could: increase our vulnerability to general adverse economic and industry conditions; limit our ability to fund future capital expenditures, working capital and other general corporate requirements; require us to dedicate a substantial portion of our cash flow from operations to make interest and principal payments on our debt; limit our flexibility in planning for, or reacting to, changes in our business; place us at a competitive disadvantage compared with competitors that have less debt; and limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity.

•       Retention of key personnel.   Our success depends to a significant extent upon the abilities and efforts of our key personnel. The loss of the services of any of our key personnel or our inability to attract and retain qualified personnel in the future could have a material adverse effect on our business, results of operations or financial position.

•       Acquisition of businesses.   Part of our business strategy is to opportunistically acquire complementary businesses and dispose of non-complementary businesses. If we fail to develop and integrate any acquired business or dispose of any businesses effectively, our earnings may be adversely affected. In addition, the Company’s management team will need to devote substantial time and attention to the acquisition and integration of the acquired businesses, which could distract them from their other duties and responsibilities.

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

The risk factors described above are not intended to be all-inclusive. There can be no assurance that we have correctly identified and appropriately assessed all factors affecting our business or that the publicly available and other information with respect to these matters is complete and correct. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact us. Should any risks and uncertainties develop into actual events, these developments could have a material adverse effect on our business, results of operations or financial position.

ITEM 1B.       Unresolved Staff Comments

None

ITEM 2.                Properties

Countrywide owns the real property in which Nationwide conducts its business. Countrywide leases part of its facility to a non-affiliated tenant. Florida Pneumatic owns the plant facility that it occupies. Each of these facilities is subject to a mortgage. Woodmark leases two plant facilities from non-affiliated landlords with lease terms expiring in June 2008 and May 2010, respectively, and a third plant facility from a non-affiliated landlord on a month-to-month basis. Pacific Stair leases its two plant facilities; a warehouse from a non-affiliated landlord with the lease term expiring in July 2008 and a manufacturing facility leased from its President and former owner of the company, the assets of which were purchased by Pacific Stair, with a lease term expiring in August 2008. Hy-Tech owns one plant facility that it occupies and leases another from its President and other owners of a related entity of the former Hy-Tech. Embassy is presently under contract to sell its facility.

Florida Pneumatic’s 72,000 square foot plant facility is located in Jupiter, Florida. Nationwide’s 56,250 square foot plant facility is located in Tampa, Florida. Woodmark’s 55,000 square foot and 17,500 square foot plant facilities are located in Plano, Texas, and its 46,000 square foot plant facility is located in Austell, Georgia. Pacific Stair’s 25,000 square foot warehouse facility and 13,000 square foot manufacturing facility are both located in Vista, California. Hy-Tech’s 51,000 square foot facility is located in Cranberry Township, Pennsylvania and its 10,000 square foot facility is located in Punxsutawney, Pennsylvania. Embassy’s 75,000 square foot plant facility is located in Farmingdale, New York. Each facility either provides adequate space for the operations of the respective subsidiary for the foreseeable future or can be modified or expanded to provide additional space. The Company’s executive offices of approximately 5,000 square feet are located in an office building in Melville, New York leased from a non-affiliated landlord with a lease term expiring in March 2013.

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

PART II

ITEM 5.                Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Class A Common Stock trades on the Nasdaq Global Market under the symbol PFIN. The range of high and low sales prices for the Company’s Class A Common Stock during the last two fiscal years was as follows:

2006	High	Low
First Quarter	$14.73	$11.10
Second Quarter	14.91	11.90
Third Quarter	12.28	9.01
Fourth Quarter	12.46	9.90

2005	High	Low
First Quarter	$17.38	$12.62
Second Quarter	16.99	12.25
Third Quarter	17.40	14.06
Fourth Quarter	16.71	10.85

As of March 28, 2007, there were approximately 1,100 holders of record of the Company’s Class A Common Stock and the last sale price of the Company’s stock as reported by the The Nasdaq Global Market was $13.94. The Company has not declared any cash dividends on its Class A Common Stock since its incorporation in 1963 and has no plans to declare any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

There were no repurchases of equity securities by the Company during the fourth quarter of 2006. On September 14, 2006, the Company issued a press release announcing that its Board of Directors had extended the time during which the Company may purchase shares under its previously announced share repurchase program to September 30, 2007, and had authorized the repurchase of an additional 37,450 shares, increasing the total share repurchase authorization to an aggregate of up to 150,000 shares of Class A Common Stock.

Stockholder Return Performance Presentation

The following performance graph compares the five-year cumulative return of the Class A Common Stock to the total returns of (a) the NASDAQ Market Index (U.S.), and (b) a self-determined peer group comprised of publicly-traded companies with similar industry classifications and similar market capitalization as the Company at December 31, 2006 (the “Peer Group”). The Peer Group was used because the Company, through its operating subsidiaries, engages in several different lines of business, and management believes that an applicable published industry or line-of-business index does not exist. ACR Group, Inc., Patrick Industries, Inc. and QEP Company, Inc. comprise the Peer Group. Each case assumes a $100 investment on January 1, 2002 and reinvestment of any dividends. Cumulative returns are at December 31 of each year.

	2001	2002	2003	2004	2005	2006
P&F INDUSTRIES, INC.	100.00	95.11	122.21	212.70	167.60	153.63
PEER GROUP INDEX	100.00	112.83	175.45	263.22	244.19	284.94
NASDAQ MARKET INDEX (U.S.)	100.00	69.97	106.36	115.98	120.15	134.80

ITEM 6.                Selected Financial Data

The following selected consolidated financial data has been derived from the Company’s audited Consolidated Financial Statements for the five years ended December 31, 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, found in Item 7 of this report, for information regarding business acquisitions, discontinued operations, critical accounting policies and items affecting comparability of the amounts below. The selected financial information should be read in conjunction with the Consolidated Financial Statements included in Item 8 of this report.

	Year ended December 31,
	2006	2005	2004	2003	2002
Net revenues	$111,732,731	$107,977,661	$88,063,861	$64,267,009	$55,805,823
Earnings from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$3,810,864	$4,846,988	$3,911,202	$3,622,837	$3,122,518
Discontinued operations, net of taxes	70,401	1,723,603	127,361	(259,888)	(259,667)
Earnings before cumulative effect of change in accounting principle	3,881,265	6,570,591	4,038,563	3,362,949	2,862,851
Cumulative effect of change in accounting principle, net of taxes	—	—	—	—	(3,239,118)
Net earnings (loss)	$3,881,265	$6,570,591	$4,038,563	$3,362,949	$(376,267)
Earnings (loss) per common share:
Basic:
Net earnings from continuing operations	$1.06	$1.36	$1.11	$1.03	$.89
Discontinued operations, net	.02	.48	.04	(.07)	(.07)
Change in accounting principle, net	—	—	—	—	(.93)
Net earnings (loss) per common share—basic	$1.08	$1.84	$1.15	$.96	$(.11)
Diluted:
Net earnings from continuing operations	$1.01	$1.25	$1.07	$1.01	$.87
Discontinued operations, net	.02	.45	.03	(.07)	(.07)
Change in accounting principle, net	—	—	—	—	(.91)
Net earnings (loss) per common share—assuming dilution	$1.03	$1.70	$1.10	$.94	$(.11)
Total assets	$90,316,990	$86,833,547	$90,844,367	$58,331,924	$59,167,556
Long-term obligations, less current maturities	$12,059,758	$19,572,651	$30,480,327	$7,242,901	$9,788,178
Cash dividends declared per common share	$—	$—	$—	$—	$—

ITEM 7.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Consolidated revenues for the year ended December 31, 2006 increased $3.7 million, or 3.5%, from $108.0 million to $111.7 million. Revenues increased approximately $7.5 million, or 12.5%, at Countrywide, which includes revenues at Woodmark, Pacific Stair and Nationwide. The increase at Countrywide resulted primarily from the inclusion of Pacific Stair’s revenues of $6.2 million since the acquisition of certain assets on January 3, 2006, as well as an increase in revenues from Woodmark of $2.5 million, or 6.1%, from $40.5 million in 2005 to $42.9 million. These increases were offset by a decrease in revenues at Nationwide of $1.2 million, or 6.1%, from $19.1 million in fiscal 2005 to $17.9 million. Revenues at Florida Pneumatic decreased $3.7 million, or 7.7%, to $44.7 million from the prior fiscal year primarily due to decreases in base product sales and reduction in retail promotions. Gross profit decreased $178,000, or .5%, for fiscal 2006. Overall gross profit margin decreased from 31.6% in 2005 to 30.4%. Consolidated earnings from continuing operations decreased $1.0 million, or 21.4%, from $4.8 million to $3.8 million, for the year ended December 31, 2006.

KEY INDICATORS

Economic Measures

Key economic measures relevant to the Company include the cost of metals, especially various types of steel and aluminum. Also important is the value of the dollar in relation to the Japanese yen and the Taiwan Dollar (“TWD”), as the Company spends approximately $9 million in these currencies annually. Additionally, the Company purchases approximately $37 million of products from China. These purchases are made in U.S. dollars. However, if the Chinese currency, the Renminbi (“RMB”), were to be revalued against the dollar, there could be a significant negative impact on the cost of the Company’s products. Key elements for the demand for the Company’s products include retail sales and housing starts.

The decrease in the strength of the Japanese yen and TWD versus the U.S. dollar from 2005 to 2006 had a positive effect on the Company’s results of operations and its financial position. During 2006, the relative value of the U.S. dollar in relation to the Japanese yen and TWD increased over fiscal 2005 averages. When comparing the change in the weighted average value of the Company’s foreign currency purchases in 2006 compared to 2005, the increase in the value of the dollar was approximately 8.3% in relation to the Japanese yen and 1.4% in relation to the TWD. Based on our purchases from these countries, the net strengthening of the U.S. dollar in Japan and Taiwan resulted in a decrease in the cost of imported product in 2006 of approximately $391,000. Although there can be no certainty, the Company does not expect these rates to vary significantly in the next year.

In 2006, retail sales improved over 2005, but housing starts weakened, particularly in the northeast, west and south where the Company operates. Housing starts for the 2006 year decreased approximately 13% from the prior year. Housing starts are a strong driver of demand for Woodmark, Pacific Stair and Nationwide. Overall retail sales in 2006 were up approximately 6% over 2005. This is generally a good indicator of the market in which Florida Pneumatic sells its products. Any change in the trend for these indicators in 2007 is likely to have an impact on results.

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

Accounts Receivable and Allowance for Doubtful Accounts

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Analysis of customer history, financial data and the overall economic environment is performed. In addition, balances outstanding for more than 90 days are evaluated for possible inclusion in the accounts receivable reserve. Collection agencies may also be utilized if management so determines.

The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. The Company also records as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and the Company’s assessment of the general financial conditions affecting its customer base. If actual collection experience changes, revisions to the allowance may be required. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in the creditworthiness of any of these customers could have a material affect on the Company’s results of operations in the period in which such changes or events occur. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. Based on the information available, the Company believes that its allowance for doubtful accounts as of December 31, 2006 was adequate. However, actual write-offs might exceed the recorded allowance.

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

Goodwill and Other Intangible Assets

Goodwill is carried at cost. Goodwill is not amortized but is subject to an annual test for impairment at the reporting unit level (operating segment or one level below an operating segment) and between annual tests in certain circumstances. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company’s reporting units with the reporting unit’s carrying amount, including goodwill. The Company generally determines the fair value of its reporting units using the expected present value of future cash flows and the market valuation approach. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.

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

ACQUISITIONS

Results of operations for our businesses acquired are reported in the Consolidated Financial Statements from the date of acquisition. Results for Hy-Tech have not been included as of December 31, 2006 as these assets were purchased effective February 12, 2007. Results for Pacific Stair have been included since January 3, 2006 and results for Woodmark have been included from the date of acquisition.

Hy-Tech Machine, Inc.

On February 14, 2007, pursuant to an Asset Purchase Agreement (the “Hy-Tech APA”) effective as of February 12, 2007, Hy-Tech acquired substantially all of the assets (the “Hy-Tech Purchased Property”) of Hy-Tech Machine, Inc., a Pennsylvania corporation, and Quality Gear & Machine, Inc., a Pennsylvania corporation (collectively, the “Hy-Tech Sellers”). The purchase price consisted of $16,900,000 in cash, subject to adjustments, plus the assumption of certain payables and liabilities and the obligation to make certain contingent payments based on factors described in the Hy-Tech APA. The purchase price was negotiated on the basis of the Hy-Tech Sellers historical financial performance. The Hy-Tech Purchased Property was used by the Hy-Tech Sellers in the business of, among other things, manufacturing and selling pneumatic tools and other tool products.

In connection with this acquisition, Hy-Tech contemporaneously entered into an Agreement of Sale with HTM Associates, a Pennsylvania general partnership comprised of certain shareholders of the Hy-Tech Sellers (“HTM”), pursuant to which Hy-Tech purchased certain real property located in Cranberry Township, Pennsylvania from HTM for $2,200,000 in cash. The acquisition of the Hy-Tech Purchased Property and the real property was financed through the Company’s senior credit facility. (See Note 9 to the Notes to Consolidated Financial Statements.)

Contemporaneously with the acquisition, the Company executed and delivered Amendment No. 7 to Credit Agreement with Citibank and another bank. The amendment, among other things, adds Continental and Hy-Tech as additional co-borrowers and provides for new term loans in amounts not to exceed $19,000,000. The principal on the new term loan notes are payable in 25 consecutive quarterly installments of $760,000, commencing on January 31, 2008. From the date of the amendment through January 31, 2008, monthly payments shall be made of interest only. The Company and the co-borrowers have the option to pay interest at a rate based on either the fluctuating prime rate, LIBOR or a combination of the two rates. The new term loan notes shall mature on January 31, 2014. The amendment also provides for the amendment and restatement of certain existing term loan notes. The revolving credit loan facility provides for a maximum of $18,000,000, with various sublimits, for direct borrowings, letters of credit, bankers’ acceptances and equipment loans. (See Note 16 to the Notes to Consolidated Financial Statements.)

Pacific Stair Products, Inc.

Pursuant to an Asset Purchase Agreement (the “PSP APA”), dated December 20, 2005, between Pacific Stair Products, a California corporation (“Old PSP”), and Pacific Stair Products, Inc., a newly-formed Delaware corporation (“Pacific Stair”) and a wholly-owned subsidiary of Countrywide, effective January 3, 2006, Pacific Stair purchased substantially all of the operating assets of Old PSP. The total purchase price for the assets was approximately $5,233,000, subject to adjustments, plus the assumption of certain liabilities and obligations by Pacific Stair. The assets purchased pursuant to the PSP APA include, among others, accounts receivable, inventory, machinery and equipment and certain intangibles. Certain assets were retained by Old PSP including cash and title to any real property. (See Note 2 to the Notes to Consolidated Financial Statements.) Pacific Stair is a manufacturer of premium stair rail products and a distributor of staircase components to the building industry, primarily in southern California and the southwestern region of the United States. As a result of this transaction, Countrywide has increased its purchasing power and geographic distribution. The acquisition was financed through the Company’s credit facility. (See Note 9 to the Notes to Consolidated Financial Statements.)

Woodmark International L.P.

On June 30, 2004, pursuant to an Asset Purchase Agreement (the “Woodmark APA”) dated as of such date, Woodmark, a Delaware limited partnership now owned by Countrywide and WILP Holdings, Inc., acquired certain assets (the “Woodmark Purchased Property”) comprising the business of the former Woodmark International L.P., a Texas limited partnership, and its wholly-owned subsidiary, the former Stair House, Inc., a Georgia corporation (collectively, the “Woodmark Sellers”), and assumed certain of the Woodmark Sellers’ related liabilities. Woodmark paid $31,898,000 to acquire the Woodmark Purchased Property, which purchase price consisted primarily of $27,160,000 in cash and certain subordinated notes in the aggregate principal amount of $3,408,000. The purchase price was negotiated on the basis of Woodmark’s historical financial performance. Subject to certain conditions, Woodmark also agreed to pay additional cash consideration to the Woodmark Sellers after the third or the fifth anniversary of the closing of the acquisition if certain financial targets described in the Woodmark APA are met. The acquisition of the Woodmark Purchased Property was financed through the Company’s senior credit facility. (See Notes 2 and 9 to the Notes to Consolidated Financial Statements.)

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

Embassy has entered into a new contract of sale, dated as of February 26, 2007, on the Farmingdale Premises with Tell Realty LLC, an affiliated entity of Sam Tell & Son, Inc., for a purchase price of $6,300,000. The contract is subject to cancellation at the purchaser’s sole discretion during a forty-five (45) day investigation period which commenced February 26, 2007. Assuming the purchaser has satisfied itself during the investigation period, the contract is expected to close in the latter part of the Company’s second fiscal quarter of 2007. The Company intends to use the net proceeds from this sale to satisfy an existing mortgage on the building of approximately $1.2 million and to reduce its other debt. The Company expects to report a pre-tax gain from the sale of the building of approximately $5.0 million.

Green Manufacturing, Inc. - Agricultural Products Division

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

The purchase price paid by Benko in consideration for the assets acquired pursuant to the Agricultural APA was $530,000, consisting of (a) a payment to Green at the Agricultural Closing of $225,000; (b) $25,000 payable pursuant to the terms of a Promissory Note (“Agricultural Note 1”), dated July 14, 2005, payable in equal monthly amounts over a five (5) month period commencing as of the Agricultural Closing; and (c) $280,000 payable pursuant to the terms of a Promissory Note (collectively with Agricultural Note 1, the “Agricultural Notes”), dated July 14, 2005, payable in equal monthly amounts over a four (4) year period commencing as of the Agricultural Closing. In addition, Benko assumed certain of Green’s contractual obligations. The obligations of Benko under the Agricultural APA and the Agricultural Notes were guaranteed by each of a principal shareholder and an affiliate of Benko, and partially secured by certain collateral.

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

The Company recognized a gain on the sale of these assets of approximately $312,000, net of taxes, in fiscal 2005. At December 31, 2006, there are no outstanding balances due to the Company from Benko.

Green Manufacturing, Inc.—Access Division

Pursuant to an Asset Purchase Agreement (the “Access APA”), dated as of February 2, 2005, between Green and Benko, Green sold certain of its assets comprising its Access Division (the “Access Division”) to Benko. The assets sold pursuant to the Access APA include, among others, certain machinery and equipment, accounts receivable, inventory, intellectual property and other intangibles. Certain assets of the Access Division were retained by Green, including, but not limited to, certain of the Access Division’s accounts receivable existing at the consummation of the sale to Benko (the “Access Closing”).

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

Benko had withheld certain payments regarding its outstanding Access Note as a result of a disagreement regarding certain representations made by the Company in the Access APA. As such, the Company recorded a reserve of $150,000 at December 31, 2005. In August 2006, the Company and Benko negotiated a settlement under both the Access Note and the outstanding Agricultural Note and received a payment of approximately $477,000 to resolve the matter. At December 31, 2006, there are no outstanding balances due to the Company from Benko.

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

The following amounts related to Embassy and Green have been segregated from the Company’s continuing operations and are reported as assets held for sale and assets and liabilities of discontinued operations in the consolidated balance sheets:

	December 31,
	2006	2005
Assets held for sale and assets of discontinued operations:
Prepaid expenses	$300,000	$77,000
Assets held for sale	577,000	623,000
Total assets held for sale and assets of discontinued operations	$877,000	$700,000
Liabilities of discontinued operations:
Accounts payable and accrued expenses	$435,000	$991,000
Mortgage payable	1,254,000	1,367,000
Total liabilities of discontinued operations	$1,689,000	$2,358,000

Results of operations for Embassy and Green are included from the beginning of each fiscal period presented through the respective dates of asset disposition, and have been segregated from continuing operations and reflected as discontinued operations approximately as follows:

	Year Ended December 31,
	2006	2005	2004
Net revenues	$—	$9,087,000	$25,894,000
Earnings (loss) from operation of discontinued operations, before taxes	$17,000	$(208,000)	$59,000
Income tax (expense) benefit	53,000	82,000	(20,000)
Earnings (loss) from operation of discontinued operations	70,000	(126,000)	39,000
Gain on sale of discontinued operations, before taxes	—	2,919,000	134,000
Income tax expense	—	(1,069,000)	(46,000)
Gain on sale of discontinued operations	—	1,850,000	88,000
Earnings from discontinued operations	$70,000	$1,724,000	$127,000

RESULTS OF OPERATIONS

2006 Compared to 2005

Revenues

Revenues for the years ended December 31, 2006 and 2005 were as follows:

Year ended December 31,	Consolidated	Tools and other products	Hardware
2006	$111,733,000	$44,657,000	$67,076,000
2005	$107,978,000	$48,378,000	$59,600,000
% increase	3.5%	(7.7)%	12.5%

Revenues from tools and other products decreased due primarily to approximately $3,103,000 less in retail promotions in the period, as well as a decrease in base sales of approximately $3,728,000. Base sales decreased as a result of decreased purchasing activity of approximately $3,252,000 from a significant customer as part of a program to reduce its overall inventory levels, which was further impacted by a

$476,000 decrease in base sales from another significant customer. Decreases in revenues of approximately $265,000 at Franklin were due primarily to decreased shipments to a few customers related to weak in-store sales and supply-related issues. Decreases in OEM sales of approximately $461,000 resulted from decreased activity with a certain customer. Partially offsetting these decreases were incremental revenues from new products in the retail channel of approximately $3,711,000 and increases in Berkley revenues of approximately $282,000 due to better market penetration.

Revenues from hardware increased at Woodmark, decreased at Nationwide and include revenues from the recently-acquired Pacific Stair. Woodmark’s revenues increased $2,456,000, or 6.1%. Revenues from the sale of staircase components increased by approximately $796,000, or 2.4%, benefiting from better customer penetration. Further, revenues in our kitchen and bath products sold into the mobile home and remodeling markets have increased approximately $1,660,000, or 21.5%, as sales to a large customer have rebounded to 2004 levels after experiencing a decline in 2005. In addition, we have strengthened relationships with other customers. Pacific Stair’s revenues were $6,178,000 for the year ended December 31, 2006. Moreover, Nationwide’s revenues decreased by approximately $1,159,000, or 6.1%, primarily attributable to a decreases in revenues of approximately $280,000 in fencing products, primarily from new competition and a decline in the housing market, $523,000 in the OEM business primarily from a decline in the housing market and $356,000 from patio products that resulted from the discontinuation of the production and sale of screen doors, respectively.

All revenues are generated in U.S. dollars and are not impacted by changes in foreign currency exchange rates.

Gross Profit

Gross profit for the years ended December 31, 2006 and 2005 was as follows:

Year ended December 31,	Consolidated	Tools and other products	Hardware
2006	$33,981,000	$13,129,000	$20,852,000
	30.4%	29.4%	31.1%
2005	$34,159,000	$13,972,000	$20,187,000
	31.6%	28.9%	33.9%

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

Selling, General and Administrative Expenses

Consolidated selling, general and administrative (“SG&A”) expenses increased $1,244,000, or 5.1%, from $24,285,000 to $25,529,000. SG&A expenses grew at a faster rate than the consolidated revenue increase for the year ended December 31, 2006. This expense growth was driven by several factors, including stock-based compensation expense, certain corporate non-recurring professional and tax fees, the non-recurring cost of the move of the Company’s corporate headquarters, increased freight costs due to the rising price of oil and planned increases in sales and marketing expenses that are intended to generate additional revenue in the coming periods. SG&A expenses as a percentage of revenues increased from 22.5% to 22.9%.

Interest—Net

Net interest expense increased $77,000, or 4.1%, from approximately $1,896,000 to approximately $1,973,000. Interest expense on borrowings under the Company’s revolving credit loan facility increased by approximately $43,000, as lower average borrowings were adversely impacted by higher average interest rates. Interest expense on trade financing at Florida Pneumatic increased approximately $65,000 as a result of higher average borrowings and higher interest rates. Interest expense on borrowings under the term loan facility decreased by approximately $80,000 as lower average borrowings during the period due to repayments were offset by higher average interest rates. Interest expense on Woodmark’s acquisition-related notes increased by approximately $35,000 due to higher average interest rates.

Income Taxes

The effective tax rates applicable to earnings from continuing operations for the years ended December 31, 2006 and 2005 were 41.2% and 39.2%, respectively. The increase in the effective tax rate is primarily attributable to an unexpected accrual for an uncertain tax position resulting from a pending state audit, partially offset by the deductibility of certain compensation expenses in 2006 that were not deductible in 2005, primarily related to the approval by stockholders in May 2006 of the Executive 162(m) Bonus Plan.

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

The decrease in the gross profit percentage from tools and other products was due primarily to the impact of the weakness of the U.S. dollar in relation to the Taiwan dollar and by a less favorable product mix, offset by other cost reductions and productivity improvements. The gross profit percentage from hardware products remained consistent. Some cost increases from Asian suppliers, due to increases in the cost of metals, were offset by a favorable product mix and a shift by Nationwide to lower-cost suppliers for some products.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative (“SG&A”) expenses increased $4,415,000, or 22.2%, from $19,870,000 to $24,285,000. Increased SG&A expenses are associated with a 22.6% increase in revenues and were due primarily to increased personnel-related expenses from additional personnel and west-coast expansion at Countrywide to support growth, increased freight costs due to fuel surcharges and sales territory expansion and increases related to professional fees principally for certain non-recurring M&A activities and corporate compliance and reporting requirements, offset by a reduction in certain warranty expenses. Due to increases in revenues, SG&A expenses as a percentage of revenues decreased from 22.6% to 22.5%.

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

The Company gauges its liquidity and financial stability by the measurements shown in the following table (dollar amounts in thousands):

	December 31,
	2006	2005	2004
Working Capital	$20,855	$27,981	$29,530
Current Ratio	1.81 to 1	2.51 to 1	2.69 to 1
Shareholders’ Equity	$51,521	$47,716	$41,168

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

On June 30, 2004, in conjunction with the Woodmark acquisition transaction, the Company entered into a credit agreement with Citibank and another bank. This agreement, as amended from time to time,

provides the Company with various credit facilities, including revolving credit loans, term loans for acquisitions and a foreign exchange line. (See Notes 7 and 9 to the Notes to Consolidated Financial Statements.)

At December 31, 2006, the revolving credit loan facility provided a maximum of $12,000,000, with various sublimits, for direct borrowings, letters of credit, bankers’ acceptances and equipment loans. There are no commitment fees for any unused portion of this credit facility. At December 31, 2006, there was $3,000,000 outstanding against the revolving credit loan facility, and there were no open letters of credit.

At December 31, 2006, the term loan facility provided a maximum commitment of $34,000,000 to finance acquisitions subject to the approval of the lending banks. There are no commitment fees for any unused portion of this credit facility. The Company borrowed $29,000,000 against this facility to finance the Woodmark acquisition transaction in June 2004, and there was $13,600,000, including amounts rolled over from the prior term loan facility, outstanding against the term loan facility at December 31, 2006.

The foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding under the foreign exchange line at December 31, 2006, based on that day’s closing spot rate, was approximately $301,000.

Under the terms of the Company’s credit agreement, the Company is required to adhere to certain financial covenants. The Company received a waiver for one covenant with which it was not in compliance at December 31, 2006 and another covenant with respect to the period from October 1, 2006 through March 30, 2007. Management expects to be in full compliance with the financial covenants of the credit agreement, as amended in February 2007, on March 31, 2007. The revolving credit loan facility under the credit agreement expires in June 2007 and is subject to annual review by the lending banks.

Contemporaneously with the acquisition of Hy-Tech, the Company executed and delivered Amendment No. 7 to Credit Agreement with Citibank and another bank. The amendment, among other things, adds Continental Tool Group, Inc. and Hy-Tech Machine, Inc. as additional co-borrowers and provides for new term loans in amounts not to exceed $19,000,000. The principal on the new term loan notes are payable in 25 consecutive quarterly installments of $760,000, commencing on January 31, 2008. From the date of the amendment through January 31, 2008, monthly payments shall be made of interest only. The Company and the co-borrowers have the option to pay interest at a rate based on either the fluctuating prime rate, LIBOR or a combination of the two rates. The new term loan notes shall mature on January 31, 2014. The amendment also provides for the amendment and restatement of certain existing term loan notes. The revolving credit loan facility provides for a maximum of $18,000,000, with various sublimits, for direct borrowings, letters of credit, bankers’ acceptances and equipment loans. (See Note 16 to the Notes to Consolidated Financial Statements.)

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

Embassy has entered into a contract of sale, dated as of February 26, 2007, on the Farmingdale Premises with Tell Realty LLC, an affiliated entity of Sam Tell & Son, Inc., for a purchase price of $6,300,000. The contract is subject to cancellation at the purchaser’s sole discretion during a forty-five (45) day investigation period which commenced February 26, 2007. Assuming the purchaser has satisfied itself during the investigation period, the contract is expected to close in the latter part of the Company’s second fiscal quarter of 2007. The Company intends to use the net proceeds from this sale to satisfy an existing mortgage on the building of approximately $1.2 million and to reduce its other debt. The Company expects to report a pre-tax gain from the sale of the building of approximately $5.0 million.

Cash decreased $432,000 from $1,772,000 as of December 31, 2005 to $1,340,000, as of December 31, 2006. The Company’s debt levels decreased from $23,631,000 at December 31, 2005 to $19,619,000 at December 31, 2006, due primarily to repayments from earnings. The Company’s total percent of debt to total book capitalization (debt plus equity) decreased from 35.8% at December 31, 2005 to 30.5% at December 31, 2006.

Cash provided by operating activities of continuing operations for 2006, 2005 and 2004 was approximately $11,553,000, $3,836,000 and $6,176,000, respectively. The Company believes that cash on hand derived from operations and cash available through borrowings under its credit facilities will be sufficient to allow the Company to meet its foreseeable working capital needs.

At December 31, 2006, accounts receivable increased by approximately $118,000 compared to the prior year. Increases (decreases) were approximately $(790,000) and $331,000 at Florida Pneumatic and Countrywide, respectively. The decrease in Florida Pneumatic’s net accounts receivable resulted lower sales in the fourth quarter of 2006 compared to the prior year. The increase at Countrywide was due primarily to increase in revenues of Woodmark during the year, as well as the inclusion of Pacific Stair, which reported approximately $577,000 in net accounts receivable at the acquisition date that increased during the year by approximately $26,000. These increases were partially offset by decreases at Nationwide where revenues declined.

At December 31, 2006, inventories increased by approximately $519,000 compared to the prior year. Increases (decreases) were approximately $(1,588,000) and $1,769,000 at Florida Pneumatic and Countrywide, respectively. Inventory levels at Florida Pneumatic decreased as a result of a shift to high-quality, lower cost suppliers that require less lead times for inventory purchases, reducing the need to carry the same levels of inventory as in the prior year. The increase at Countrywide was due primarily to the inclusion of Pacific Stair, which reported approximately $338,000 in inventories at the acquisition date that increased during the year by approximately $693,000 and an increase at Nationwide of approximately $1,797,000, offset by a decrease at Woodmark of approximately $721,000.

At December 31, 2006, short-term borrowings remained flat from the prior year.

At December 31, 2006, accounts payable increased by approximately $4,765,000 compared to the prior year. Increases (decreases) were approximately $4,139,000 and $623,000 at Florida Pneumatic and Countrywide, respectively. The increase at Florida Pneumatic was due primarily to the impact from a major foreign supplier that has granted more favorable payment terms. The increase at Countrywide was due primarily to increases of approximately $147,000 and $448,000 at Nationwide and Woodmark, respectively, and the inclusion of Pacific Stair, which reported approximately $2,000 in accounts payable at the acquisition date that increased during the year by approximately $28,000.

Capital spending was approximately $1,549,000, $600,000 and $418,000 in 2006, 2005 and 2004, respectively, which amounts were provided from working capital. Capital expenditures for 2007 are expected to be approximately $1,300,000, some of which may be financed through the Company’s credit facilities. Included in the expected total for 2007 are capital expenditures relating to new products, expansion of existing product lines and replacement of equipment.

OFF-BALANCE SHEET ARRANGEMENTS

The Company’s foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of foreign currencies needed for payments to foreign suppliers. The Company has not purchased forward contracts on New Taiwan dollars. The total amount of foreign currency forward contracts outstanding at December 31, 2006, based on that day’s closing spot rate, was approximately $301,000.

The Company, through Florida Pneumatic, imports 16% of its purchases from Japan, with payment due in Japanese yen. As a result, the Company is subject to the effects of foreign currency exchange fluctuations. The Company uses a variety of techniques to protect itself from any adverse effects from these fluctuations, including increasing its selling prices, obtaining price reductions from its overseas suppliers, using alternative supplier sources and entering into foreign currency forward contracts. The decrease in the strength of the Japanese yen and TWD versus the U.S. dollar from 2005 to 2006 had a positive effect on the Company’s results of operations and its financial position. Since December 31, 2005, the relative value of the U.S dollar in relation to the Japanese yen has continued to increase over fiscal 2005 averages. There can be no assurance as to the future trend of this value. (See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”)

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

CONTRACTUAL OBLIGATIONS

At December 31, 2006, the Company had certain contractual obligations as set forth in the following tables:

Contractual Obligations	Payments Due by Period
	Total	Less than 1 year	1–3 years	4–5 years	More than 5 years
Long-term debt obligations(a)	$23,796,000	$10,389,000	$10,304,000	$2,661,000	$442,000
Purchase obligations(b)	9,919,000	9,919,000	—	—	—
Operating lease obligations	2,816,000	1,046,000	1,071,000	453,000	246,000
Total	$36,531,000	$21,354,000	$11,375,000	$3,114,000	$688,000

(a)           Long-term debt includes a term loan, notes payable related to the Woodmark acquisition and mortgage loans. Embassy’s mortgage loan, which was approximately $1.3 million at December 31, 2006, is included in “Liabilities of Discontinued Operations” on the consolidated balance sheets. The amounts shown in the table include expected interest payments. For long-term debt not subject to a pre-determined fixed rate of interest, the expected interest payments were calculated on the basis of the Company’s borrowing rate of 6.85% at December 31, 2006. (See Note 9 to the Notes to Consolidated Financial Statements.)

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

NEW ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Notes to Consolidated Financial Statements included in Item 8 of this report.

ITEM 7A.        Quantitative And Qualitative Disclosures About Market Risk

The Company is exposed to market risks, which include changes in U.S. and international exchange rates, the prices of certain commodities and currency rates as measured against the U.S. dollar and each other, as well as fluctuations in interest rates. The Company attempts to reduce the risks related to foreign currency fluctuation by utilizing financial instruments, pursuant to Company policy.

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

The Company accounts for changes in the fair value of its foreign currency contracts by marking them to market and recognizing any resulting gains or losses through its statements of earnings. The Company also marks its yen-denominated payables to market, recognizing any resulting gains or losses in its statements of earnings. At December 31, 2006, the Company had foreign currency forward contracts, maturing in 2007, to purchase Japanese yen at contracted forward rates. The value of these contracts at December 31, 2006, based on that day’s closing spot rate, was approximately $301,000, which was the approximate value of the Company’s corresponding yen-denominated accounts payable. During the years ended December 31, 2006, 2005 and 2004, the Company recorded in its cost of sales a net realized gain (loss) of approximately $39,000, $(135,000) and $(96,000), respectively, on foreign currency transactions. At December 31, 2006 and 2005, the Company had no material unrealized gains or losses on foreign currency transactions.

The potential loss in value of the Company’s net investment in foreign currency forward contracts resulting from a hypothetical 10 percent adverse change in foreign currency exchange rates at December 31, 2006 was approximately $34,000. (See Note 1 to the Notes to Consolidated Financial Statements.)

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and short-term debt, approximate fair value as of December 31, 2006 and 2005 because of the relatively short-term maturity of these financial instruments. The carrying amounts reported for long-term debt approximate fair value as of December 31, 2006 and 2005 because, in general, the interest rates underlying the instruments fluctuate with market rates.

ITEM 8.                Financial Statements and Supplementary Data

P&F INDUSTRIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
P&F Industries, Inc.

We have audited the accompanying consolidated balance sheets of P&F Industries, Inc. and Subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of earnings, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of P&F Industries, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 of the notes to the consolidated financial statements, the Company has adopted Financial Accounting Standards Board Statement No. 123(R), Share Based Payments on January 1, 2006.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II—Valuation and Qualifying Accounts, as of and for the years ended December 31, 2006 and 2005, is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP
Grant Thornton LLP

Melville, New York
March 29, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
P&F Industries, Inc.
Melville, New York

We have audited the accompanying consolidated statements of earnings, shareholders’ equity and cash flows of P&F Industries, Inc. and Subsidiaries (the “Company”) for the year ended December 31, 2004. We have also audited the schedule listed in the accompanying index for the year ended December 31, 2004. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of P&F Industries, Inc. and Subsidiaries and their cash flows for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP

New York, New York
March 21, 2005 (except for Note 3, as to which the date is March 30, 2006)

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
CURRENT
Cash and cash equivalents	$1,339,882	$1,771,624
Accounts receivable—net	12,685,388	12,567,256
Notes and other receivables	1,156,801	2,727,393
Inventories—net	26,692,615	26,173,990
Deferred income taxes—net	980,000	1,496,000
Assets held for sale	576,535	623,519
Assets of discontinued operations	300,339	76,538
Income tax refund receivable	1,356,310	—
Prepaid expenses and other current assets	1,369,403	1,111,164
TOTAL CURRENT ASSETS	46,457,273	46,547,484
PROPERTY AND EQUIPMENT
Land	1,174,773	1,174,773
Buildings and improvements	5,716,144	5,219,993
Machinery and equipment	9,249,720	8,087,469
	16,140,637	14,482,235
Less accumulated depreciation and amortization	8,411,447	7,620,626
NET PROPERTY AND EQUIPMENT	7,729,190	6,861,609
GOODWILL	24,921,473	23,821,240
OTHER INTANGIBLE ASSETS—net	10,897,333	8,794,833
OTHER ASSETS—net	311,721	808,381
TOTAL ASSETS	$90,316,990	$86,833,547
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$3,000,000	$3,000,000
Accounts payable	7,691,869	2,927,133
Income taxes payable	435,237	1,366,146
Accrued compensation	2,158,279	2,518,196
Other accrued liabilities	3,068,036	2,338,909
Current maturities of long-term debt	7,559,681	4,058,729
Liabilities of discontinued operations	1,688,958	2,357,573
TOTAL CURRENT LIABILITIES	25,602,060	18,566,686
LONG-TERM DEBT, less current maturities	12,059,758	19,572,651
DEFERRED INCOME TAXES—net	1,134,000	978,000
TOTAL LIABILITIES	38,795,818	39,117,337
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock—$10 par; authorized—2,000,000 shares; no shares outstanding	—	—
Common stock
Class A—$1 par; authorized—7,000,000 shares; issued—3,850,367 and 3,814,367 shares	3,850,367	3,814,367
Class B—$1 par; authorized—2,000,000 shares; no shares issued	—	—
Additional paid-in capital	9,191,598	8,947,855
Retained earnings	40,850,384	36,969,119
Treasury stock, at cost (272,607 and 244,576 shares)	(2,371,177)	(2,015,131)
TOTAL SHAREHOLDERS’ EQUITY	51,521,172	47,716,210
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$90,316,990	$86,833,547

See accompanying notes to consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2006	2005	2004
Net revenues	$111,732,731	$107,977,661	$88,063,861
Cost of sales	77,751,900	73,818,395	60,268,610
Gross profit	33,980,831	34,159,266	27,795,251
Selling, general and administrative expenses	25,528,659	24,285,013	19,870,464
Operating income	8,452,172	9,874,253	7,924,787
Interest expense—net	1,973,308	1,896,265	1,148,585
Earnings from continuing operations before income taxes	6,478,864	7,977,988	6,776,202
Income taxes	2,668,000	3,131,000	2,865,000
Earnings from continuing operations before discontinued operations	3,810,864	4,846,988	3,911,202
Discontinued operations (net of taxes):
Earnings (loss) from operation of discontinued operations (net of tax expense (benefit) of $(53,000), $(82,000) and $20,000 in 2006, 2005 and 2004, respectively)	70,401	(126,592)	39,534
Gain on sale of discontinued operations (net of tax expense of $1,069,000 and $46,000 in 2005 and 2004, respectively)	—	1,850,195	87,827
Earnings from discontinued operations	70,401	1,723,603	127,361
Net earnings	$3,881,265	$6,570,591	$4,038,563
Basic earnings per common share:
Continuing operations	$1.06	$1.36	$1.11
Discontinued operations	.02	.48	.04
	$1.08	$1.84	$1.15
Diluted earnings per common share:
Continuing operations	$1.01	$1.25	$1.07
Discontinued operations	.02	.45	.03
	$1.03	$1.70	$1.10
Weighted average common shares outstanding:
Basic	3,579,254	3,571,785	3,522,094
Diluted	3,783,728	3,874,008	3,670,882

See accompanying notes to consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31,		Class A Common Stock, $1 Par		Additional Paid-in	Retained	Treasury Stock
2006, 2005 and 2004	Total	Shares	Amount	Capital	Earnings	Shares	Amount
Balance, January 1, 2004	$36,978,331	3,735,367	$3,735,367	$8,609,840	$26,359,965	(223,736)	$(1,726,841)
Net earnings	4,038,563	—	—	—	4,038,563	—	—
Issuance of Class A common stock upon exercise of stock options	150,610	42,000	42,000	108,610	—	—	—
Balance, December 31, 2004	41,167,504	3,777,367	3,777,367	8,718,450	30,398,528	(223,736)	(1,726,841)
Net earnings	6,570,591	—	—	—	6,570,591	—	—
Issuance of Class A common stock upon exercise of stock options	266,405	37,000	37,000	229,405	—	—	—
Purchase of Class A common stock	(181,050)	—	—	—	—	(14,422)	(181,050)
Shares surrendered as payment for exercise of stock options	(107,240)	—	—	—	—	(6,418)	(107,240)
Balance, December 31, 2005	47,716,210	3,814,367	3,814,367	8,947,855	36,969,119	(244,576)	(2,015,131)
Net earnings	3,881,265	—	—	—	3,881,265	—	—
Issuance of Class A common stock upon exercise of stock options	208,580	36,000	36,000	172,580	—	—	—
Shares surrendered as payment for exercise of stock options	(61,850)	—	—	—	—	(5,000)	(61,850)
Purchase of Class A common stock	(294,196)	—	—	—	—	(23,031)	(294,196)
Stock-based compensation	71,163	—	—	71,163	—	—	—
Balance, December 31, 2006	$51,521,172	3,850,367	$3,850,367	$9,191,598	$40,850,384	(272,607)	$(2,371,177)

See accompanying notes to consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities of Continuing Operations:
Net earnings	$3,881,265	$6,570,591	$4,038,563
Earnings from discontinued operations—net of taxes	(70,401)	(1,723,603)	(127,361)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Non-cash charges and credits:
Depreciation and amortization	902,696	812,566	751,239
Amortization of other intangible assets	1,197,500	1,105,000	818,500
Amortization of other assets	6,000	6,000	6,000
Recovery (provision) for losses on accounts receivable—net	33,491	(28,084)	(49,967)
Stock-based compensation	71,163	—	—
Deferred income taxes—net	672,000	215,000	(385,000)
(Gain) loss on disposal of fixed assets	(29,763)	—	12,062
Changes in:
Accounts receivable	425,371	(1,461,976)	729,060
Notes and other receivables	1,570,592	1,128,952	(377,599)
Inventories	(180,350)	(2,796,634)	(2,475,549)
Prepaid expenses and other current assets	(1,618,013)	91,412	465,053
Other assets	490,660	(87,844)	574,914
Accounts payable	4,762,596	(204,405)	43,186
Accruals and other	(561,699)	209,473	2,152,616
Total adjustments	7,671,843	(2,734,143)	2,137,154
Net cash provided by operating activities ofcontinuing operations	$11,553,108	$3,836,448	$6,175,717

See accompanying notes to consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
	2006	2005	2004
Cash Flows from Investing Activities of Continuing Operations:
Capital expenditures	$(1,549,264)	$(600,023)	$(418,028)
Purchase of certain assets, net of certain liabilities, of Pacific Stair Products, Inc.	(5,232,916)	—	—
Purchase of certain assets, net of certain liabilities, of Woodmark International, L.P.	—	—	(27,160,000)
Additional payments for acquisition-related expenses	(364,595)	—	(989,385)
Additional purchase price adjustment	37,613	—	(340,357)
Proceeds from sale of certain assets of Green’s Access Division	—	880,069	—
Proceeds from sale of certain assets of Green’s Agricultural Division	—	225,000	—
Proceeds from sale of certain assets of Embassy Industries, Inc.	—	7,200,000	—
Proceeds from sale of certain assets of Green’s Cylinder Division	—	—	3,678,514
Additional payments for purchase of Nationwide Industries, Inc.	—	(944,219)	(488,797)
Proceeds from disposal of fixed assets	58,750	—	7,500
Net cash provided by (used in) investing activities of continuing operations	(7,050,412)	6,760,827	(25,710,553)
Cash Flows from Financing Activities of Continuing Operations:
Proceeds from short-term borrowings	13,500,000	17,000,000	14,000,000
Repayments of short-term borrowings	(13,500,000)	(18,000,000)	(13,000,000)
Proceeds from term loan	—	—	34,000,000
Repayments of term loan	(3,800,000)	(9,600,000)	(12,250,000)
Principal payments on long-term debt	(211,941)	(198,275)	(204,305)
Proceeds from exercise of stock options	146,730	159,165	150,610
Purchase of Class A common stock	(294,196)	(181,050)	—
Net cash provided by (used in) financing activities of continuing operations	(4,159,407)	(10,820,160)	22,696,305

See accompanying notes to consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year Ended December 31,
	2006	2005	2004
Cash Flows from Discontinued Operations:
Net cash provided by (used in) operating activities	(661,878)	1,907,584	(419,760)
Net cash used in investing activities	—	(989,790)	(1,472,096)
Net cash used in financing activities	(113,153)	(113,154)	(293,153)
Net cash provided by (used in) discontinued operations	(775,031)	804,640	(2,185,009)
NET INCREASE (DECREASE) IN CASH	(431,742)	581,755	976,460
Cash and cash equivalents at beginning of year	1,771,624	1,189,869	213,409
Cash and cash equivalents at end of year	$1,339,882	$1,771,624	$1,189,869

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$1,916,000	$1,871,000	$1,060,000
Income taxes	$4,586,000	$4,033,000	$1,366,000

Non-cash investing and financing activities were as follows:

During 2006, the Company received 5,000 shares of Class A Common Stock in connection with the exercise of options to purchase 15,000 shares of Class A Common Stock. The value of these shares was recorded at $61,850. During 2005, the Company received 6,418 shares of Class A Common Stock in connection with the exercise of options to purchase 14,000 shares of Class A Common Stock. The value of these shares was recorded at $107,240.

In connection with the sale of certain assets of Embassy in October 2005, the Company recorded a receivable of approximately $1,233,000 related to escrow monies due, subject to certain conditions of release, and a working capital adjustment. During 2006, the Company received approximately $833,000.

In connection with the sale of certain assets of Green’s Agricultural Division in July 2005, the Company received interest-bearing promissory notes of approximately $305,000, as adjusted. During 2006, these notes were paid in full.

In connection with the sale of certain assets of Green’s Access Division in February 2005, the Company received interest-bearing promissory notes of approximately $877,000, as adjusted. During 2006, these notes were paid in full.

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

December 31, 2006, 2005 and 2004

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

Florida Pneumatic is engaged in the importation, manufacture and sale of pneumatic hand tools, primarily for the industrial, retail and automotive markets, and the importation and sale of compressor air filters. Florida Pneumatic also markets, through its Berkley Tool division (“Berkley”), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely-used brand of pipe cutting and threading machines. In addition, through its Franklin Manufacturing (“Franklin”) division, Florida Pneumatic imports a line of door and window hardware. Countrywide conducts its business operations through Nationwide Industries, Inc. (“Nationwide”) and through Woodmark International, L.P. (“Woodmark”), a limited partnership between Countrywide and WILP Holdings, Inc., a subsidiary of P&F. Nationwide is an importer and manufacturer of door, window and fencing hardware. Woodmark is an importer of builders’ hardware, including staircase components and kitchen and bath hardware and accessories. In January 2006, Countrywide, through a newly-formed subsidiary, acquired substantially all of the operating assets of Pacific Stair Products, Inc. (“Pacific Stair”). Pacific Stair is a manufacturer of premium stair rail products and a distributor of Woodmark’s staircase components to the building industry, primarily in southern California and the southwestern region of the United States. (See Note 2 regarding the Woodmark and Pacific Stair acquisition transactions.)

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

Shipping and Handling Costs

The Company generally does not bill customers for shipping and handling costs. Expenses for shipping and handling costs are included in selling, general and administrative expenses, and totaled approximately $2,723,000, $1,971,000 and $1,366,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with maturities of three months or less from the date of acquisition.

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, notes receivables, accounts payable and short-term debt, approximate fair value as of December 31, 2006 and 2005 because of the relatively short-term maturity of these financial instruments. The carrying amounts reported for long-term debt approximate fair value as of December 31, 2006 and 2005 because, in general, the interest rates underlying the instruments fluctuate with market rates.

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

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Analysis of customer history, financial data and the overall economic environment is performed. In addition, balances outstanding for more than 90 days are evaluated for possible inclusion in the accounts receivable reserve. Collection agencies may also be utilized if management so determines.

The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. The Company also records as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and the Company’s assessment of the general financial conditions affecting its customer base. If actual collection experience changes, revisions to the allowance may be required. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in the creditworthiness of any of these customers could have a material affect on the Company’s results of operations in the period in which such changes or events occur. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. Based on the information available, the Company believes that its allowance for doubtful accounts as of December 31, 2006 was adequate. However, actual write-offs might exceed the recorded allowance.

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

Depreciation and amortization are computed by using the straight-line method for financial reporting purposes and the straight-line and accelerated methods for income tax purposes. The estimated useful lives for financial reporting purposes are as follows:

Buildings and improvements	10–31.5 years
Machinery and equipment	3–12 years

Long-Lived Assets

The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying value of any of these assets may not be recoverable. In that regard, the Company will assess the recoverability of such assets based upon estimated undiscounted cash flow forecasts. If an asset impairment is identified, the asset is written down to fair value based on discounted cash flow or another fair value measure.

Goodwill and Other Intangible Assets

Goodwill is carried at cost. Goodwill is not amortized but is subject to an annual test for impairment at the reporting unit level (operating segment or one level below an operating segment) and between annual tests in certain circumstances. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company’s reporting units with the reporting unit’s carrying amount, including goodwill. The Company generally determines the fair value of its reporting units using the expected present value of future cash flows and the market valuation approach. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.

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

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and any operating loss or tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of any change in the tax rate is recognized in income in the period that includes the enactment date of such change. Income tax-related interest and penalties are recorded as a component of the provision for income taxes.

Advertising

The Company expenses its costs of advertising in the period in which they are incurred. Advertising costs for the years ended December 31, 2006, 2005 and 2004 were $1,844,000, $2,109,000 and $1,862,000, respectively.

Earnings Per Common Share

Basic earnings per common share is based only on the average number of shares of common stock outstanding for the year. Diluted earnings per common share reflects the effect of shares of common stock issuable upon the exercise of options, unless the effect on earnings is antidilutive.

Diluted earnings per common share is computed using the treasury stock method. Under this method, the aggregate number of shares of common stock outstanding reflects the assumed use of proceeds from the hypothetical exercise of any outstanding options or warrants to purchase shares of the Company’s Class A Common Stock. The average market value for the period is used as the assumed purchase price.

The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2006	2005	2004
Numerator:
Numerator for basic and diluted earnings per common share:
Earnings from continuing operations	$3,811,000	$4,847,000	$3,911,000
Discontinued operations, net of taxes	70,000	1,724,000	128,000
Net earnings	$3,881,000	$6,571,000	$4,039,000
Denominator:
Denominator for basic earnings per share—weighted average common shares outstanding	3,579,000	3,572,000	3,522,000
Effect of dilutive securities:
Stock options	205,000	302,000	149,000
Denominator for diluted earnings per share—adjusted weighted average common shares and assumed conversions	3,784,000	3,874,000	3,671,000

At December 31, 2006, 2005 and 2004, and during the years then ended, there were outstanding stock options whose exercise prices were higher than the average market values for the respective periods. These options are anti-dilutive and are excluded from the computation of earnings per share. The weighted average anti-dilutive options outstanding for the years ended December 31, 2006, 2005 and 2004 were 29,000, 14,250 and 20,453, respectively.

Stock-Based Compensation

On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“Statement 123(R)”), which revises FASB SFAS No. 123, “Accounting for Stock-Based Compensation” (“Statement 123”), and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees”. Statement 123(R) requires the Company to recognize expense related to the fair value of our stock-based compensation awards, including employee stock options.

Prior to the adoption of Statement 123(R), the Company accounted for stock-based compensation awards using the intrinsic value method of APB Opinion 25. Accordingly, the Company did not recognize compensation expense in its statement of earnings for options granted that had an exercise price at least equal to the market value of the underlying common stock on the date of grant. As required by Statement 123, the Company also provided certain pro forma disclosures for stock-based awards as if the fair-value-based approach of Statement 123 had been applied.

The Company has elected to use the modified prospective transition method as permitted by Statement 123(R) and therefore has not restated its financial results for prior periods. Under this transition method, the Company applied the provisions of Statement 123(R) to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Additionally, the Company recognized compensation cost for the portion of the awards for which the requisite service had not been rendered (unvested awards), as of January 1, 2006, as the remaining service is rendered. The compensation cost the Company records for these awards is based on their grant-date fair value as calculated for the pro forma disclosures required by Statement 123.

No stock-based compensation cost related to stock options was recognized in the statements of earnings for the years ended December 31, 2005 and 2004, as all options granted in these periods had an exercise price equal to the market price at the date of grant. As a result of adopting Statement 123(R), the Company’s net earnings for the year ended December 31, 2006 were approximately $71,000 lower than if we had continued to account for stock-based compensation under APB Opinion 25. Compensation expense is recognized in the selling, general and administrative expenses line item of the Company’s statements of earnings on a straight-line basis over the vesting periods. There are no capitalized stock-based compensation costs at December 31, 2006. The adoption of Statement 123(R) had no material impact on our basic and dilutive earnings per common share for the year ended December 31, 2006.

SFAS 123 required the Company to provide pro forma information regarding net earnings and earnings per share as if compensation cost for its incentive stock option plan had been determined in accordance with the fair value method prescribed by SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2005	2004
Risk-free interest rate	4.0%	4.5%
Volatility	37.0%	35.0%
Expected life (years)	10	9.3

The following table illustrates the effect on net earnings after tax and net earnings per common share as if we had applied the fair value recognition provisions of Statement 123 to stock-based compensation for the years ended December 31, 2005 and 2004:

	Year Ended December 31,
	2005	2004
Net earnings as reported	$6,571,000	$4,039,000
Deduct: Total stock-based employee compensation expense determined under fair value method, net of related tax effects	(161,000)	(400,000)
Pro forma net earnings	$6,410,000	$3,639,000
Basic earnings per common share:
As reported	$1.84	$1.15
Pro forma	$1.79	$1.03
Diluted earnings per common share:
As reported	$1.70	$1.10
Pro forma	$1.66	$.99

The weighted-average fair value of options for which the exercise price equaled the market price on the grant date was $9.09 and $4.43 in 2005 and 2004, respectively. The weighted-average fair value of options for which the exercise price exceeded the market price on the grant date was $2.50 in 2004. No options for which the exercise price exceeded the market price on the grant date were granted in 2005. No options were granted in 2006.

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

For derivative instruments that are designated and qualify as fair value hedges (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedge item attributable to the hedged risk are recognized in earnings in the current period. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure of variability in the expected future cash flows that would be attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated comprehensive loss (a component of shareholders’ equity) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument, if any (i.e., the ineffective portion and any portion of the derivative instrument excluded from the assessment of effectiveness), is recognized in earnings in the current period. For derivative instruments not designated as hedging instruments, changes in the fair market values are recognized in earnings as a component of cost of sales. At December 31, 2006 and 2005, all of the Company’s derivative instruments are not designated as hedging instruments.

The Company accounts for changes in the fair value of its foreign currency contracts by marking them to market and recognizing any resulting gains or losses through its statements of earnings. The Company also marks its yen-denominated payables to market, recognizing any resulting gains or losses in its statements of earnings. At December 31, 2006, the Company had foreign currency forward contracts, maturing in 2006, to purchase Japanese yen at contracted forward rates. The value of these contracts at December 31, 2006, based on that day’s closing spot rate, was approximately $301,000, which was the approximate value of the Company’s yen-denominated accounts payable. During the years ended December 31, 2006, 2005 and 2004, the Company recorded in its cost of sales a net realized gain (loss) of approximately $39,000, $(135,000) and $(96,000), respectively, on foreign currency transactions. At December 31, 2006 and 2005, the Company had no material unrealized gains or losses on foreign currency transactions.

Adoption of New Accounting Pronouncements

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. The Company applied SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending December 31, 2006 and did not record any adjustments.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The adoption of this statement did not have a material effect on our financial position or results of operations.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payments” (“SAB 107”). SAB 107 expresses views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based compensation for public companies. The Company applied the principles of SAB 107 in conjunction with our adoption of SFAS 123R.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Assets Retirements Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Furthermore, the uncertainty about the timing and or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 clarifies that an entity is required to recognize the liability for the fair value of a conditional asset obligation when incurred if the liability’s fair value can be reasonably estimated. The adoption of this statement, which was implemented in the first quarter of 2006, did not have a material effect on our financial position or results of operations.

In December 2004, the FASB issued SFAS 151, “Inventory Costs,” which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This statement amends ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). SFAS 151 requires that these items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal”. In addition, allocation of fixed production overheads to the costs of conversion must be based on the normal capacity of the production facilities. The adoption of this statement did not have a material effect on our financial position or results of operations.

Effective January 1, 2006, the Company adopted SFAS 123R, “Share-Based Payment.” See Stock-Based Compensation above for the effect of adopting this pronouncement.

Effect of Newly Issued But Not Yet Effective Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for us as of January 1, 2008. The Company is currently evaluating the impact that the adoption of SFAS 157 may have on our financial position or results of operations.

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities

Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”, (“ EITF 06-3”). EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concludes that the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006, with earlier adoption permitted. The Company is currently evaluating the impact that the adoption of EITF 06-3 may have on our financial position or results of operations.

In June 2006, the FASB issued Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim statements, in the period this Interpretation is adopted. The Company is presently evaluating the effect of  the adoption of this interpretation on its results of operations or financial position.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of SFAS No. 140.” SFAS No. 156 requires the recognition of a servicing asset or liability each time a company undertakes an obligation to service a financial asset in certain situations. It requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practical. SFAS No. 156 is effective as of the beginning of a company’s first fiscal year that begins after September 15, 2006. The Company does not expect adoption of SFAS No. 156 to have a material effect on its results of operations or financial position.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of SFAS No. 133 and 140.” SFAS No. 155 allows companies to elect to measure at fair value entire financial instruments containing embedded derivatives that would otherwise have to be accounted for separately. It also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest- and principal-only strips are subject to SFAS No. 133, and amends SFAS No. 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivatives. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event after the beginning of a company’s first fiscal year that begins after September 15, 2006. The Company does not expect adoption of SFAS No. 155 to have a material effect on its results of operations or financial position.

NOTE 2—ACQUISITIONS

Pacific Stair Products, Inc.

Pursuant to an Asset Purchase Agreement (the “PSP APA”), dated December 20, 2005, between Pacific Stair Products, a California corporation (“Old PSP”), and Pacific Stair Products, Inc., a newly-formed Delaware corporation (“Pacific Stair”) and a wholly-owned subsidiary of Countrywide, effective

January 3, 2006, Pacific Stair purchased substantially all of the operating assets of Old PSP. The total purchase price for the assets was approximately $5,233,000, subject to adjustments, plus the assumption of certain liabilities and obligations by Pacific Stair. The assets purchased pursuant to the PSP APA include, among others, accounts receivable, inventory, machinery and equipment and certain intangibles. Certain assets were retained by Old PSP including cash and title to any real property. Pacific Stair is a manufacturer of premium stair rail products and a distributor of staircase components to the building industry, primarily in southern California and the southwestern region of the United States. As a result of this transaction, Countrywide has increased its purchasing power and geographic distribution. The acquisition was financed through the Company’s credit facility with Citibank. The consolidated financial statements presented herein include the results of operations for Pacific Stair from the date of acquisition.

The purchase price for this acquisition, negotiated on the basis of Pacific Stair’s historical financial performance, was as follows:

Cash paid at closing from short-term borrowings	$5,233,000
Purchase price reduction for working capital adjustment	(38,000)
Direct acquisition costs	214,000
Total purchase price	$5,409,000

The following table presents the estimated fair values of the net assets acquired and the amount allocated to goodwill:

Accounts receivable		$576,000
Inventories		335,000
Property and equipment		250,000
Identifiable intangible assets:
Customer relationships	$1,800,000
Tradename	1,450,000
Non-compete and employment agreements	50,000	3,300,000
		4,461,000
Less: liabilities assumed		2,000
Total fair value of net assets acquired		4,459,000
Goodwill		950,000
Total purchase price		$5,409,000

The Company obtained an independent third-party valuation of the identifiable intangible assets. The excess of the total purchase price over the fair value of the net assets acquired, including the value of the identifiable intangible assets, has been allocated to goodwill. Goodwill will be amortized, for fifteen years, for tax purposes but not for financial reporting purposes. The fair values of the identifiable intangible assets are based on current information and are subject to change. The intangible assets subject to amortization will be amortized over fifteen years for tax purposes. For financial reporting purposes, useful lives have been assigned as follows:

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

	Year Ended December 31,
	2005	2004
Net revenues	$113,505,000	$93,181,000
Net earnings from continuing operations	$5,431,000	$4,266,000
Earnings per common share from continuing operations:
Basic	$1.52	$1.21
Diluted	$1.40	$1.16

Woodmark International L.P.

On June 30, 2004, Woodmark, a Delaware limited partnership now owned by Countrywide and WILP Holdings, Inc., acquired certain assets comprising the business of the former Woodmark International L.P., a Texas limited partnership, and its wholly-owned subsidiary, the former Stair House, Inc., a Georgia corporation (collectively, the “Sellers”), and assumed certain of the Sellers’ related liabilities (the “Woodmark acquisition transaction”). Woodmark is an importer of builders’ hardware, including staircase components and kitchen and bath hardware and accessories. As a result of this transaction, Countrywide has significantly increased its purchasing power and geographic distribution. Woodmark also agreed to make additional payments to the Sellers. The amount of these payments, which would be made as of either June 30, 2007 or June 30, 2009, are to be based on increases in earnings before interest and taxes, for the year ended on the respective date, over a base of $5,100,000. Woodmark has the option to make a payment as of June 30, 2007 in an amount equal to 48% of this increase. If Woodmark does not make this payment as of June 30, 2007, the Sellers may demand payment as of June 30, 2009 in an amount equal to 40% of the increase. Any such additional payments will be treated as additions to goodwill. The acquisition was financed through the Company’s senior credit facility with Citibank, described in Note 9. The consolidated financial statements presented herein include the results of operations for Woodmark for the period from the date of acquisition.

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

The Company obtained an independent third-party valuation of the identifiable intangible assets. The excess of the total purchase price over the fair value of the net assets acquired, including the value of the identifiable intangible assets, has been allocated to goodwill. Goodwill will be amortized, for fifteen years, for tax purposes but not for financial reporting purposes. The fair values of the identifiable intangible assets are based on current information and are subject to change. The intangible assets subject to amortization will be amortized over fifteen years for tax purposes. For financial reporting purposes, useful lives have been assigned as follows:

Customer relationships	15 years
Vendor relationship	10 years
Trademark	Indefinite

The following unaudited pro forma financial information presents the combined results of operations of the Company and its Woodmark acquisition as if it had occurred at the beginning of the period presented. The pro forma financial information reflects appropriate adjustments for amortization of intangible assets, additional compensation related to an employment agreement, interest expense and income taxes. The pro forma financial information presented is not necessarily indicative of either the actual consolidated operating results had the acquisition been completed at the beginning of such period or future operating results of the consolidated entities.

Year Ended December 31, 2004
Net revenues	$104,571,000
Net earnings from continuing operations	$4,922,000
Earnings per common share from continuing operations:
Basic	$1.40
Diluted	$1.34

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

Embassy has entered into a new contract of sale, dated as of February 26, 2007, on the Farmingdale Premises with Tell Realty LLC, an affiliated entity of Sam Tell & Son, Inc., for a purchase price of $6,300,000. The contract is subject to cancellation at the purchaser’s sole discretion during a forty-five (45) day investigation period which commenced February 26, 2007. Assuming the purchaser has satisfied itself during the investigation period, the contract is expected to close in the latter part of the Company’s second fiscal quarter of 2007. The Company intends to use the net proceeds from this sale to satisfy an existing mortgage on the building of approximately $1.2 million and to reduce its other debt. The Company expects to report a pre-tax gain from the sale of the building of approximately $5.0 million.

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

The purchase price paid by Benko in consideration for the assets acquired pursuant to the Agricultural APA was $530,000, consisting of (a) a payment to Green at the Agricultural Closing of $225,000; (b) $25,000 payable pursuant to the terms of a Promissory Note (“Agricultural Note 1”), dated July 14, 2005, payable in equal monthly amounts over a five (5) month period commencing as of the Agricultural Closing; and (c) $280,000 payable pursuant to the terms of a Promissory Note (collectively with Agricultural Note 1, the “Agricultural Notes”), dated July 14, 2005, payable in equal monthly amounts over a four (4) year period commencing as of the Agricultural Closing. In addition, Benko assumed certain of Green’s contractual obligations. The obligations of Benko under the Agricultural APA and the Agricultural Notes were guaranteed by each of a principal shareholder and an affiliate of Benko, and partially secured by certain collateral.

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

The Company recognized a gain on the sale of these assets of approximately $312,000, net of taxes, in fiscal 2005. At December 31, 2006, there are no outstanding balances due to the Company from Benko.

Green Manufacturing, Inc.—Access Division

Pursuant to an Asset Purchase Agreement (the “Access APA”), dated as of February 2, 2005, between Green and Benko, Green sold certain of its assets comprising its Access Division (the “Access Division”) to Benko. The assets sold pursuant to the Access APA include, among others, certain machinery and equipment, accounts receivable, inventory, intellectual property and other intangibles. Certain assets of the Access Division were retained by Green, including, but not limited to, certain of the Access Division’s accounts receivable existing at the consummation of the sale to Benko (the “Access Closing”).

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

Benko had withheld certain payments regarding its outstanding Access Note as a result of a disagreement regarding certain representations made by the Company in the Access APA. As such, the Company recorded a reserve of $150,000 at December 31, 2005. In August 2006, the Company and Benko negotiated a settlement under both the Access Note and the outstanding Agricultural Note and received a payment of approximately $477,000 to resolve the matter. At December 31, 2006, there are no outstanding balances due to the Company from Benko.

The Company recognized a gain on the sale of these assets of approximately $71,000, net of taxes, in fiscal 2005.

Green Manufacturing, Inc.—Hydraulic Cylinder Division

In December 2004, pursuant to an Asset Purchase Agreement and other related documents (collectively, the “Cylinder APA”), among P&F, Green and Rosenboom Machine & Tool, Inc. (“RMT”) (an unaffiliated third party), Green sold certain of its assets comprising its Hydraulic Cylinder Division to RMT. The assets sold pursuant to the Cylinder APA include, among others, property, machinery and equipment, raw materials, work-in process inventory and certain intangibles. Green also sold the land and building in which the division was housed to RMT in connection with this transaction. Green received net cash proceeds of approximately $3,679,000 and a promissory note of approximately $686,000 at the closing, which note was satisfied in December 2005. In addition, Green may receive additional consideration in the form of commissions through December 2009 based upon certain future sales by RMT. In fiscal 2006, 2005 and 2004, Green received approximately $402,000, $433,000 and $11,000, respectively, in additional consideration. In addition, RMT agreed to hire all Green Hydraulic Cylinder Division employees in Bowling Green, Ohio and, as a result of the transaction, Green has effectively exited the hydraulic cylinder business.

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

The following amounts related to Embassy and Green have been segregated from the Company’s continuing operations and are reported as assets held for sale and assets and liabilities of discontinued operations in the consolidated balance sheets:

	December 31,
	2006	2005
Assets held for sale and assets of discontinued operations:
Prepaid expenses	$300,000	$77,000
Assets held for sale	577,000	623,000
Total assets held for sale and assets of discontinued operations	$877,000	$700,000
Liabilities of discontinued operations:
Accounts payable and accrued expenses	$435,000	$991,000
Mortgage payable	1,254,000	1,367,000
Total liabilities of discontinued operations	$1,689,000	$2,358,000

Results of operations for Embassy and Green are included from the beginning of each fiscal period presented through the respective dates of asset disposition, and have been segregated from continuing operations and reflected as discontinued operations approximately as follows:

	Year Ended December 31,
	2006	2005	2004
Net revenues	$—	$9,087,000	$25,894,000
Earnings (loss) from operation of discontinued operations, before taxes	$17,000	$(208,000)	$59,000
Income tax (expense) benefit	53,000	82,000	(20,000)
Earnings (loss) from operation of discontinued operations	70,000	(126,000)	39,000
Gain on sale of discontinued operations, before taxes	—	2,919,000	134,000
Income tax expense	—	(1,069,000)	(46,000)
Gain on sale of discontinued operations	—	1,850,000	88,000
Earnings from discontinued operations	$70,000	$1,724,000	$127,000

NOTE 4—ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable—net consists of:

	December 31,
	2006	2005
Trade accounts receivables	$12,908,000	$12,757,000
Allowance for doubtful accounts	(223,000)	(190,000)
	$12,685,000	$12,567,000

NOTE 5—INVENTORIES

Inventories—net consist of:

	December 31,
	2006	2005
Raw material	$2,537,000	$2,209,000
Work in process	334,000	349,000
Finished goods	25,651,000	25,597,000
	28,522,000	28,155,000
Reserve for obsolete and slow-moving inventories	(1,829,000)	(1,981,000)
	$26,693,000	$26,174,000

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill at December 31, 2006 and 2005 are as follows:

	Consolidated	Tools and other products	Hardware
Balance, January 1, 2005	$22,877,000	$2,394,000	$20,483,000
Goodwill acquired during the year	944,000	—	944,000
Balance, December 31, 2005	23,821,000	2,394,000	21,427,000
Goodwill acquired during the year	1,100,000	—	1,100,000
Balance, December 31, 2006	$24,921,000	$2,394,000	$22,527,000

In connection with Countrywide’s acquisition of all of the stock of Nationwide in 2002, the Company had been liable for contingent earnout payments to Nationwide’s previous owner, in amounts equal to 30% of the excess of Nationwide’s earnings, before amortization of intangible assets, interest and taxes, over $2,500,000, for each of the five twelve-month periods subsequent to the acquisition date. In July 2005, the Company entered into a settlement agreement and amendment to the purchase agreement with Nationwide’s previous owner regarding such future contingent earnout payments. In connection therewith, the Company made a payment of $1,250,000 in full and final settlement of the outstanding and remaining contingent earnout payments. These contingent earnout payments have been treated as additions to goodwill. During 2005, the Company recorded net additions to goodwill of approximately $944,000, related to contingent earnout payments. During 2006, the Company recorded goodwill of approximately $950,000 related to the acquisition of certain assets of Pacific Stair and recorded net additions to goodwill of approximately $150,000 related to earnout payments pursuant to the terms of the asset purchase agreement.

Other intangible assets were as follows:

	December 31, 2006		December 31, 2005
	Cost	Accumulated amortization	Cost	Accumulated amortization
Other intangible assets:
Customer relationships	$10,960,000	$3,055,000	$9,160,000	$2,119,000
Vendor relationship	890,000	223,000	890,000	134,000
Non-compete and Employment agreements	810,000	719,000	760,000	557,000
Trademark	2,140,000	—	690,000	—
Licensing	105,000	11,000	105,000	—
Total	$14,905,000	$4,008,000	$11,605,000	$2,810,000

Amortization expense for intangible assets subject to amortization was approximately $1,198,000, $1,105,000 and $819,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Amortization expense for each of the next five years is estimated to be as follows 2007 - $843,000; 2008 - $665,000; 2009 - $666,000; 2010 - $665,000; and 2011 - $656,000. The weighted average amortization period for intangible assets was 14.07 years and 10.96 years at December 31, 2006 and 2005, respectively.

NOTE 7—SHORT-TERM BORROWINGS

On June 30, 2004, in conjunction with the Woodmark acquisition transaction, the Company entered into a credit agreement with Citibank and another bank. This agreement includes a revolving credit loan facility, which provides a total of $12,000,000 for direct borrowings, with various sublimits for letters of credit, bankers’ acceptances and equipment loans. There are no commitment fees for any unused portion of this credit facility. The credit agreement expires in June 2007 and is subject to annual review by the lending banks. The credit agreement also includes a term loan facility, as described in Note 9.

Direct borrowings under the revolving credit loan facility are secured by the Company’s accounts receivable, inventory and equipment and are cross-guaranteed by each of the Company’s subsidiaries. These borrowings bear interest at either LIBOR (London InterBank Offered Rate) plus the currently applicable loan margin or the prime interest rate. At December 31, 2006 and 2005, the applicable loan margins added to LIBOR were 1.45% and 1.60%, respectively. At December 31, 2006, the prime interest rate and the LIBOR rate were 8.25% and 5.35%, respectively. At December 31, 2005, the prime interest rate and the LIBOR rate were 7.25% and 4.50%, respectively. At December 31, 2006 and 2005, there was $3,000,000 outstanding against the revolving credit loan facility. The weighted average interest rate on short-term borrowings during 2006 and 2005 were 7.96% and 6.18%, respectively. There were no commitments at December 31, 2006 for open letters of credit.

The credit agreement also includes a foreign exchange line, which provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of foreign currencies needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding under the foreign exchange line at December 31, 2006, based on that day’s closing spot rate, was approximately $301,000.

Under the terms of the Company’s credit agreement, the Company is required to adhere to certain financial covenants. The Company received a waiver for one covenant with which it was not in compliance at December 31, 2006 and another covenant with respect to the period from October 1, 2006 through March 30, 2007. Management expects to be in full compliance with the financial covenants of the credit agreement, as amended in February 2007, on March 31, 2007. The revolving credit loan facility under the credit agreement expires in June 2007 and is subject to annual review by the lending banks.

NOTE 8—WARRANTY LIABILITY

Changes in the Company’s warranty liability, included in other accrued liabilities, for the years ended December 31, 2006 and 2005 were as follows:

	December 31,
	2006	2005
Balance, beginning of year	$419,000	$510,000
Warranties issued and changes in estimated pre-existing warranties	473,000	452,000
Actual warranty costs incurred	(524,000)	(543,000)
Balance, end of year	$368,000	$419,000

NOTE 9—LONG-TERM DEBT

	December 31,
	2006	2005
Long-term debt consists of:
Term loan—$950,000 (plus interest at LIBOR plus the applicable loan margin of 1.5% at December 31, 2006) payable quarterly through June 2010, and the balance of $300,000 payable in September 2010	$13,600,000	$17,400,000
Note payable to former owners of Woodmark—lump sum payment, plus interest payable monthly, due in June 2007. Interest accrues at the Company’s highest borrowing rate in effect under its credit agreement. At December 31, 2006, the applicable rate was LIBOR plus 1.5%	2,190,000	2,190,000
Note payable to former owners of Woodmark—lump sum payment due in June 2007. This non-interest bearing note was discounted at inception using the Company’s borrowing rate of 3.04%. These amounts include $95,833 and $57,500 of imputed interest expense recorded through December 31, 2006 and 2005, respectively.	1,314,000	1,276,000
Mortgage loan—$11,244 (plus interest at LIBOR plus 155 basis points) payable monthly through May 2009, when a final payment of approximately $1,090,000 is due (a)	1,406,000	1,552,000
Mortgage loan—$16,388 (including interest at 7.09%) payable monthly through March 2014 (a)	1,110,000	1,214,000
	19,620,000	23,632,000
Less current maturities	7,560,000	4,059,000
	$12,060,000	$19,573,000

(a)           These mortgages payable relate to the land and buildings of certain of the Company’s subsidiaries. Property with a net book value of approximately $4,611,000 at December 31, 2006 is pledged as collateral.

The aggregate amounts of the long-term debt scheduled to mature in each of the years ended December 31 are approximately as follows: 2007—$7,560,000; 2008—$4,066,000; 2009—$5,075,000; 2010—$2,350,000; 2011—$161,000; 2012—$173,000; and 2013 and thereafter—$234,000. Interest expense on long-term debt was approximately $1,430,000, $1,463,000 and $859,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Embassy’s mortgage loan, which had outstanding balances of approximately $1,254,000 and $1,367,000 at December 31, 2006 and 2005, respectively, is included in “Liabilities of Discontinued Operations” on the consolidated balance sheet (see Note 3).

The Company’s credit agreement also includes a term loan facility, which provides a maximum commitment of $34,000,000 to finance acquisitions subject to the approval of the lending banks. There are no commitment fees for any unused portion of this credit facility. Direct borrowings under the term loan are secured by the Company’s accounts receivable, inventory and equipment and are cross-guaranteed by each of the Company’s subsidiaries. These borrowings bear interest at either LIBOR plus the currently applicable loan margin or the prime interest rate. At December 31, 2006 and 2005, the applicable loan margins added to LIBOR were 1.50 and 1.75%, respectively. The Company borrowed $29,000,000 against this facility to finance the Woodmark acquisition transaction, and there was $13,600,000 outstanding against the term loan facility at December 31, 2006.

NOTE 10—CAPITAL STOCK TRANSACTIONS

During the years ended December 31, 2006 and 2005, the Company purchased 23,031 and 14,422 shares, respectively, of Class A Common Stock, at costs of $294,196 and $181,050, respectively, in connection with a program to repurchase shares. In September 2005, the Company’s Board of Directors extended this program by an additional year to September 30, 2006. In September 2006, the Company’s Board of Directors authorized the purchase of an additional 37,450 shares up to a share repurchase maximum of 150,000 shares and extended the time during which the Company may repurchase such shares by an additional year to September 30, 2007.

During 2005, the Company issued to various employees and directors options to purchase an aggregate of 29,500 shares of Class A Common Stock at prices ranging between $14.44 and $16.68 per share, which represented the fair market value of the shares of Class A Common Stock on the date of grant.

During 2006 and 2005, the Company received 5,000 shares and 6,418 shares, respectively, of Class A Common Stock in connection with the exercise of options to purchase 15,000 shares and 14,000 shares, respectively, of Class A Common Stock. The value of these shares was recorded at $61,850 and $107,240, respectively.

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

The following table contains information on stock options for the three years ended December 31, 2006:

	Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding January 1, 2004	480,400	$1.94 to $9.00	$6.44
Granted	166,000	7.90 to 8.87	8.18
Exercised	(42,000)	1.94 to 8.06	3.59
Outstanding, December 31, 2004	604,400	3.75 to 9.00	7.12
Granted	29,500	14.44 to 16.68	16.53
Exercised	(37,000)	5.25 to 9.00	7.20
Outstanding, December 31, 2005	596,900	3.75 to 16.68	$7.58
Exercised	(36,000)	3.75 to 8.06	5.79
Outstanding, December 31, 2006	560,900	$3.75 to $16.68	$7.69	$1,856,000
Vested, December 31, 2006	511,412	$3.75 to $16.68	$7.53	$1,775,000

The following is a summary of changes in non-vested shares for the year ended December 31, 2006:

	Option Shares	Weighted Average Grant- Date Fair Value
Non-vested shares, January 1, 2006	72,149	$4.05
Granted	—	—
Vested	(22,661)	4.68
Forfeited	—	—
Non-vested shares, December 31, 2006	49,488	$3.77

The Company recognizes compensation cost over the requisite service period. However, the exercisability of the respective non-vested options, which are at pre-determined dates on a calendar year, do not necessarily correspond to the period(s) in which straight-line amortization of compensation cost is recorded.

Other Information

As of December 31, 2006, the Company had approximately $30,000 of total unrecognized compensation cost related to non-vested awards granted under our share-based plans, which we expect to recognize over a weighted-average period of 1.75 years.

The Company received cash from options exercised during the year ended December 31, 2006 of approximately $147,000. The impact of these cash receipts is included in financing activities in the accompanying consolidated condensed statements of cash flows. Statement 123(R) requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows.

There were options available for issuance under the Current Plan as of December 31 of each year as follows: 2004—712,900; 2005—683,400; and 2006—683,400. Of the options outstanding at December 31, 2006, 348,100 were issued under the Current Plan and 212,800 were issued under the Prior Plan.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2006:

Range of Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$3.75–$5.25	46,300	.3	$5.15	46,300	$5.15
$6.00	110,436	5.5	6.00	110,436	6.00
$6.60	66,664	.5	6.60	49,998	6.60
$7.88	152,500	1.2	7.88	152,500	7.88
$7.90–$8.06	116,688	7.5	8.05	116,688	8.05
$8.75	2,000	3.3	8.75	2,000	8.75
$8.87	24,812	2.5	8.87	—	—
$8.94–$9.00	12,000	2.2	8.94	12,000	8.94
$14.44–$16.68	29,500	8.5	16.47	21,490	16.47
$3.75–$16.68	560,900	3.7	$7.69	511,412	$7.53

NOTE 12—INCOME TAXES

Provisions for income taxes on continuing operations in the consolidated statements of earnings consist of:

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$1,624,000	$2,988,000	$2,860,000
State and local	693,000	395,000	237,000
Total current	2,317,000	3,383,000	3,097,000
Deferred:
Federal	333,000	(223,000)	(196,000)
State and local	18,000	(29,000)	(36,000)
Total deferred	351,000	(252,000)	(232,000)
Total income taxes	$2,668,000	$3,131,000	$2,865,000

Deferred tax assets (liabilities) consist of:

	December 31,
	2006	2005
Deferred tax assets—current:
Bad debt reserves	$82,000	$270,000
Inventory reserves	901,000	1,004,000
Warranty and other reserves	320,000	477,000
Deferred tax liabilities—current:	1,303,000	1,751,000
Prepaid expenses	(323,000)	(255,000)
Net deferred tax assets— current	$980,000	$1,496,000
Deferred tax liabilities—non-current:
Depreciation	(208,000)	(273,000)
Intangible assets	(135,000)	(264,000)
Goodwill	(791,000)	(441,000)
Net deferred tax liabilities—non-current	$(1,134,000)	$(978,000)

A reconciliation of the Federal statutory rate to the total effective tax rate applicable to earnings from continuing operations before income taxes is as follows:

	Year Ended December 31,
	2006		2005		2004
	$	%	$	%	$	%
Federal income taxes computed at statutory rates	$2,203,000	34.0	$2,713,000	34.0	$2,304,000	34.0
Increase in taxes resulting from:
State and local taxes, net of Federal tax benefit	469,000	7.2	242,000	3.0	137,000	2.0
Expenses not deductible for tax purposes	74,000	1.2	321,000	4.0	256,000	3.8
Other	(78,000)	(1.2)	(145,000)	(1.8)	168,000	2.5
Income taxes	$2,668,000	41.2	$3,131,000	39.2	$2,865,000	42.3

The Company has recorded an accrual totaling approximately $370,000, net of Federal benefit, at December 31, 2006 for an uncertain tax position resulting from a pending state audit.

NOTE 13—COMMITMENTS AND CONTINGENCIES

(a)   P&F and certain of its subsidiaries have adopted a defined contribution pension plan, which covers substantially all non-union employees. Contributions to this plan were determined as a percentage of compensation. The amounts recognized as pension expense for this plan were approximately $400,000, $328,000 and $262,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company maintains a defined contribution 401(k) plan, which covers all of their respective employees. Certain of the Company’s subsidiaries provide for employer contributions to the plan, which are determined as a percentage of employee contributions. The amounts recognized as expense for this plan were approximately $96,000, $63,000 and $25,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Embassy participated in a multi-employer pension plan until it sold substantially all of its operating assets in October 2005. This plan provided defined benefits to all of its union workers. Contributions to this plan were determined by the union contract. The Company does not administer the plan funds and does not have any control over the plan funds. As a result of Embassy’s withdrawal from the plan, it has estimated and recorded a withdrawal liability of approximately $279,000, which is expected to be payable in quarterly installments of approximately $8,200 from May 2006 through February 2026. Inclusive of the non-recurring withdrawal liability recorded as an expense in the fourth quarter of 2005, the amounts recognized as pension expense for this plan were approximately $299,000 and $30,000 for the years ended December 31, 2005 and 2004, respectively. At December 31, 2006, the outstanding amount of this withdrawal liability was approximately $255,000.

(b)   Effective as of January 1, 2007, the Company entered into an employment agreement with its Chairman, President and Chief Executive Officer (the “officer”) that supercedes a prior agreement dated May 30, 2001, as amended. The employment agreement provides for the officer to serve as the Company’s President and Chief Executive Officer, and, if elected by the Board of Directors, Chairman of the Board, for a term expiring on December 31, 2011, unless sooner terminated pursuant to the provisions of the employment agreement. Pursuant to the employment agreement, the officer will receive a minimum annual base salary of $975,000. The officer’s base salary will be reviewed annually by the Board and may be increased, but not decreased, from time to time. The officer will be eligible for an annual discretionary incentive payment under the Company’s Executive 162(m) Bonus Plan with a target of 90% of his then-current base salary. The officer will also receive (i) senior executive level employee benefits, (ii) an annual payment of $45,064.37 to cover premiums on a life insurance policy, and (iii) a Company-provided automobile.

In the event the officer’s employment is terminated by the Company without cause (as defined in the agreement), or the officer resigns for good reason (as defined in the agreement), then subject to his execution of a general release, the officer will continue to receive his base salary for 18 months, a pro rata bonus for the year of termination, and the Company will pay his monthly COBRA premiums until the earlier of (a) 18 months from the date of termination, (b) his becoming eligible for medical benefits from a subsequent employer, or (c) his becoming ineligible for COBRA.

In the event the officer’s employment is terminated by the Company without cause or the officer resigns for good reason within two years following a change in control (as defined in the agreement) or, under certain circumstances, within six months prior to a change in control, then subject to the officer’s execution of a general release, he will receive the pro rata bonus, the COBRA payments, and a lump sum amount equal to the greater of (i) 18 months base salary or (ii) the lesser of (a) two times the sum of his base salary plus the amount of any bonus he received for the year prior to the change in control, or (b) 3% of the value on the date of the change in control of the Company’s outstanding shares on a fully diluted basis immediately prior to the change in control. Notwithstanding the foregoing, amounts paid to the officer upon a change in control will be reduced to 2.99 times his “base amount” (as determined in accordance with Sections 280G of the Internal Revenue Code of 1986, as amended).

Pursuant to the employment agreement, during term of his employment and for a period of eighteen months after termination of his employment, the officer is prohibited from (i) competing with the Company, (ii) soliciting or hiring the Company’s employees, representatives or agents, or (iii) soliciting any of the Company’s customers. The employment agreement also prohibits the officer from using or disclosing any of the Company’s non-public, proprietary or confidential information.

(c)   Florida Pneumatic purchases approximately 90% of its pneumatic tools from a Far East trading company that owns or represents 21 individual factories in Japan, Taiwan and China. Of the total pneumatic tool purchases, approximately 16% are bought from Japan, 31% from Taiwan and 52% from China. There are redundant sources for every product purchased and manufactured.

(d)   Woodmark purchases all of its stair parts and kitchen and bath products from a Far East trading company that owns or represents 9 individual factories in China, Taiwan and Indonesia. Of the total stair parts and kitchen and bath product purchases, approximately 59% are bought from China and 38% from Taiwan. There are redundant sources for every product purchased and manufactured.

(e)   Pacific Stair purchases approximately 42% of its stair products from several suppliers in Mexico, China and Indonesia. Of the total stair products and materials purchases, approximately 21% are purchased from Mexico and 20% from China. There are redundant sources for every product purchased and manufactured.

(f)    Nationwide currently purchases approximately 85% of its product from several suppliers in China and Taiwan. Of the total foreign hardware product purchases, approximately 60% are bought from China and approximately 40% are bought from Taiwan. There are redundant sources for every product purchased and manufactured.

(g)   The Company had non-cancelable inventory purchase commitments totaling approximately $9,919,000 at December 31, 2006.

(h)   The Company is a defendant or co-defendant in various actions brought about in the ordinary course of conducting its business. The Company does not believe that any of these actions are material to the financial position of the Company.

(i)    The Company leases certain facilities and equipment. Generally, the facility leases carry renewal provisions and require the Company to pay maintenance costs. Rental payments may be adjusted for increases in taxes and insurance above specified amounts. Rental expense for 2006, 2005 and 2004 amounted to approximately $860,000, 481,000 and $199,000, respectively. Capital leases were immaterial in amount. Future minimum payments under non-cancelable operating leases with initial or remaining terms of more than one year as of December 31, 2006, were as follows:

2007	$1,046,000
2008	706,000
2009	365,000
2010	263,000
2011	190,000
Thereafter	246,000
$2,816,000

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

The following presents financial information by segment for the years ended December 31, 2006, 2005 and 2004. Segment operating income excludes general corporate expenses, interest expense and income taxes. Identifiable assets are those assets directly owned or utilized by the particular business segment.

Year ended December 31, 2006	Consolidated	Tools and other products	Hardware
Net revenues from unaffiliated customers	$111,733,000	$44,657,000	$67,076,000
Segment operating income	$13,634,000	$3,417,000	$10,217,000
General corporate expense	(5,182,000)
Interest expense—net	(1,973,000)
Earnings from continuing operations before income taxes	$6,479,000
Segment assets	$85,054,000	$25,059,000	$59,995,000
Corporate assets and assets of discontinued operations	5,263,000
Total assets	$90,317,000

Year ended December 31, 2005	Consolidated	Tools and other products	Hardware
Net revenues from unaffiliated customers	$107,978,000	$48,378,000	$59,600,000
Segment operating income	$14,963,000	$4,127,000	$10,836,000
General corporate expense	(5,089,000)
Interest expense—net	(1,896,000)
Earnings from continuing operations before income taxes	$7,978,000
Segment assets	$81,088,000	$27,212,000	$53,876,000
Corporate assets and assets of discontinued operations	5,746,000
Total assets	$86,834,000

Year ended December 31, 2004	Consolidated	Tools and other products	Hardware
Net revenues from unaffiliated customers	$88,064,000	$51,868,000	$36,196,000
Segment operating income	$12,176,000	$5,487,000	$6,689,000
General corporate expense	(4,251,000)
Interest expense—net	(1,149,000)
Earnings from continuing operations before income taxes	$6,776,000
Segment assets	$76,954,000	$25,224,000	$51,730,000
Corporate assets and assets of discontinued operations	13,890,000
Total assets	$90,844,000

The Tools and other products segment has one customer, Sears, Roebuck and Co., that accounted for 17.8%, 16.5% and 24.3% of consolidated revenues for the years ended December 31, 2006, 2005 and 2004, respectively. This customer also accounted for 37.8% and 32.5% of consolidated accounts receivable as of December 31, 2006 and 2005, respectively. A second customer in the segment, The Home Depot, Inc., accounted for 9.8%, 15.2% and 19.4% of consolidated revenues for the years ended December 31, 2006, 2005 and 2004, respectively, and 11.5% and 20.9% of consolidated accounts receivable as of December 31, 2006 and 2005, respectively. There were no other major customers requiring disclosure.

NOTE 15—RELATED PARTY TRANSACTIONS

(a)   The Company and Sidney Horowitz, a director and father of Richard A. Horowitz, the Company’s Chairman, Chief Executive Officer and President, were parties to a Consulting Agreement, which terminated on October 31, 2006, pursuant to which Mr. Sidney Horowitz received $62,500, $75,000 and $75,000 in consulting fees for the years ended December 31, 2006, 2005 and 2004, respectively.

(b)   One of the Company’s directors is a principal of an insurance brokerage firm that the Company utilizes for the purchase of business-related insurance products. Total premiums paid through this insurance brokerage firm were $422,000, $569,000 and $641,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

(c)   In connection with the purchase of certain assets, Pacific Stair entered into a lease agreement with the president of the company from which the assets were acquired by Pacific Stair, expiring in August 2008, for the manufacturing facility that he owns for average annual rental payments of approximately $113,000. Such individual resigned as an officer and employee of Pacific Stair on December 31, 2006.

(d)   In connection with the purchase of certain assets of Woodmark, the Company assumed certain notes, aggregating $3,504,000 at December 31, 2006, payable to the President of Woodmark.

NOTE 16—SUBSEQUENT EVENT (Unaudited)

On February 14, 2007, pursuant to an Asset Purchase Agreement (the “Hy-Tech APA”) effective as of February 12, 2007, Hy-Tech Machine, Inc., a Delaware corporation (“Hy-Tech”), a wholly-owned subsidiary of Continental Tool Group, Inc. (“Continental”), acquired substantially all of the assets (the “Hy-Tech Purchased Property”) of Hy-Tech Machine, Inc., a Pennsylvania corporation, and Quality Gear & Machine, Inc., a Pennsylvania corporation (collectively, the “Hy-Tech Sellers”). The purchase price consisted of $16,900,000 in cash, subject to adjustments, plus the assumption of certain payables and liabilities and the obligation to make certain contingent payments based on factors described in the Hy-Tech APA. The purchase price was negotiated on the basis of the Hy-Tech Sellers’ historical financial performance. The Hy-Tech Purchased Property was used by the Hy-Tech Sellers in the business of, among other things, manufacturing and selling pneumatic tools and other tool products.

In connection with this acquisition, Hy-Tech contemporaneously entered into an Agreement of Sale with HTM Associates, a Pennsylvania general partnership comprised of certain shareholders of the Hy-Tech Sellers (“HTM”), pursuant to which Hy-Tech purchased certain real property located in Cranberry Township, Pennsylvania from HTM for $2,200,000 in cash. The acquisition of the Hy-Tech Purchased Property and the real property was financed through the Company’s senior credit facility.

The Company also agreed to make additional payments (“Contingent Consideration”) to the Sellers. The amount of Contingent Consideration is to be based on a percentage of the average increase in earnings before interest, taxes, depreciation and amortization (“EBITDA”) over a two-year period from the date of acquisition, over a base year EBITDA of $4,473,000.

In addition, the Company has agreed to make a further additional payment (“Additional Contingent Consideration”), subject to certain conditions related to an exclusive supply agreement with a major customer and, to a certain extent and subject to certain provisions, the achievement of Contingent Consideration. This Additional Contingent consideration may not exceed $1,900,000.

Any such additional payments for Contingent Consideration or Additional Contingent Consideration, if any, would be payable on or about ninety days subsequent to the second anniversary of the acquisition date and will be treated by the Company as additions to goodwill.

Contemporaneously with the acquisition, the Company executed and delivered Amendment No. 7 to Credit Agreement with Citibank and another bank. The amendment, among other things, adds Continental and Hy-Tech as additional co-borrowers and provides for new term loans in amounts not to exceed $19,000,000. The principal on the new term loan notes are payable in 25 consecutive quarterly installments of $760,000, commencing on January 31, 2008. From the date of the amendment through January 31, 2008, monthly payments shall be made of interest only. The Company and the co-borrowers have the option to pay interest at a rate based on either the fluctuating prime rate, LIBOR or a combination of the two rates. The new term loan notes shall mature on January 31, 2014. The amendment also provides for the amendment and restatement of certain existing term loan notes. The revolving credit loan facility provides for a maximum of $18,000,000, with various sublimits, for direct borrowings, letters of credit, bankers’ acceptances and equipment loans.

NOTE 17—UNAUDITED QUARTERLY RESULTS

	Quarter Ended
2006	March 31,	June 30,	September 30,	December 31,
Net revenues	$26,849,503	$28,860,361	$32,318,961	$23,703,906
Gross profit	$8,247,300	$9,408,252	$9,701,716	$6,623,562
Earnings from continuing operations	$871,956	$1,283,739	$1,495,429	$159,739
Earnings (loss) from discontinued operations, net of taxes	2,045	43,416	(51,491)	76,431
Net earnings	$874,001	$1,327,155	$1,443,938	$236,170
Basic earnings per common share:
Earnings from continuing operations	$.24	$.36	$.42	$.05
Earnings (loss) from discontinued operations, net of taxes	—	.01	(.02)	.02
Net earnings	$.24	$.37	$.40	$.07
Diluted earnings per common share:
Earnings from continuing operations	$.23	$.34	$.40	$.04
Earnings (loss) from discontinued operations, net of taxes	—	.01	(.01)	.02
Net earnings	$.23	$.35	$.39	$.06
Weighted average common shares outstanding:
Basic	3,583,942	3,577,760	3,577,760	3,577,760
Diluted	3,832,264	3,825,317	3,741,052	3,736,366

	Quarter Ended
2005	March 31,	June 30,	September 30,	December 31,
Net revenues	$24,324,264	$28,130,059	$29,754,959	$25,768,379
Gross profit	$7,715,705	$9,131,831	$9,072,770	$8,238,960
Earnings from continuing operations	$1,111,960	$1,443,406	$1,213,471	$1,078,151
Earnings (loss) from discontinued operations, net of taxes	(148,556)	41,518	311,628	1,519,013
Net earnings	$963,404	$1,484,924	$1,525,099	$2,597,164
Basic earnings per common share:
Earnings from continuing operations	$.31	$.41	$.34	$.30
Earnings (loss) from discontinued operations, net of taxes	(.04)	.01	.09	.42
Net earnings	$.27	$.42	$.43	$.72
Diluted earnings per common share:
Earnings from continuing operations	$.29	$.37	$.31	$.28
Earnings (loss) from discontinued operations, net of taxes	(.04)	.01	.08	.40
Net earnings	$.25	$.38	$.39	$.68
Weighted average common shares outstanding:
Basic	3,559,922	3,568,209	3,581,326	3,577,378
Diluted	3,875,880	3,879,657	3,890,138	3,850,053

P&F INDUSTRIES, INC. AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Column A	Column B	Column C		Column D		Column E
Description	Balance at Beginning of Period	Additions Charged (Credited) to Costs and Expenses	Additions Charged to Other Accounts		Deductions		Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2006	$189,586	$59,689	$—		$26,198	(b)	$223,077
Year ended December 31, 2005	$217,670	$11,168	$—		$39,252	(b)	$189,586
Year ended December 31, 2004	$114,232	$(21,260)	$153,405	(a)	$28,707	(b)	$217,670
Reserve for obsolete and slow-moving inventories:
Year ended December 31, 2006	$1,981,196	$276,099	$—		$427,970	(b)	$1,829,325
Year ended December 31, 2005	$1,832,315	$240,041	$—		$91,160	(b)	$1,981,196
Year ended December 31, 2004	$1,047,220	$75,398	$754,813	(a)	$45,116	(b)	$1,832,315
Provision for warranty obligations:
Year ended December 31, 2006	$418,811	$472,512	$—		$523,774	(b)	$367,549
Year ended December 31, 2005	$509,947	$451,846	$—		$542,982	(b)	$418,811
Year ended December 31, 2004	$120,098	$944,068	$148,487	(a)	$702,706	(b)	$509,947

(a)           Initial reserves of company acquired in purchase business combination.

(b)          Write-off of expenses against reserve.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.                Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed, under the supervision of, and with the participation of, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities and Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2005 due to the material weaknesses stated below. These material weaknesses were reiterated during the periods ending March 31, 2006, June 30, 2006 and September 30, 2006. Based on its evaluation, the Company’s management concluded that the remediation steps outlined below have been implemented and the deficiencies have been remediated and tested without exception as of December 31, 2006. As such, the Company’s disclosure controls as of December 31, 2006 were effective. Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K, fairly present, in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Description of Material Weaknesses as of December 31, 2005

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

Remediation Efforts that Addressed Material Weaknesses

The Company developed remediation plans and initiated action steps subsequent to December 31, 2005 designed to address each of the material weaknesses in the internal control over financial reporting identified above and to implement any and all corrective actions that are required to improve the design and operating effectiveness of internal control over financial reporting, including the enhancement of the Company’s policies, systems and procedures. The Company implemented the following measures to remediate the numbered control deficiencies identified above:

1.                Management has implemented measures to segregate certain functions and otherwise improve cash management functions including (i) individuals that initiate a wire transfer are now prevented from transmitting the wire transfer; (ii) all wire transfers in excess of $100,000 now require written approval and release from Corporate management; (iii) modification of its check-signing privileges such that all checks will require dual manual signatures; and (iv) all blank check stock is now being maintained in a locked cabinet that is accessible to an individual who is not a check signer. In addition, management has implemented measures to segregate the preparation of journal entries and their subsequent posting to the General Ledger, including (i) journal entries are prepared only by Accounting personnel; (ii) journal entries must be approved in writing by a financial management individual prior to posting to the general ledger; (iii) access to post journal entries has been restricted to one or two individuals at each operating entity. This individual cannot be the same as the person by whom the journal entry was approved; (iv) subsequent to posting, a report is generated from the system reflecting the posting entry. This report is reviewed and signed off by a financial management individual who did not post the journal entry.

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

The Company believes that the above measures have addressed all matters identified as a material weakness by management. The Company will continue to monitor the effectiveness of its internal controls and procedures on an ongoing basis and will take further actions, as appropriate.

Changes in Internal Control Over Financial Reporting

Except as otherwise discussed herein, there have been no significant changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.               Other Information

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

The information required by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is incorporated by reference to the Company’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in 2007, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year ended December 31, 2006. Information in the “Equity Compensation Plan Information” table is located under Item 12 of this Part III.

Item 11.                 Executive Compensation

See Item 10.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See Item 10.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	560,900	$7.69	683,400
Equity compensation plans not approved by security holders	—	—	—
TOTAL	560,900	$7.69	683,400

For further information, see Note 11 to the Notes to Consolidated Financial Statements.

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

See Item 10.

Item 14.                 Principal Accountant Fees and Services

See Item 10.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

			Page
a)		List of Financial Statements, Financial Statement Schedules, and Exhibits
	(1)	List of Financial Statements
		The consolidated financial statements of the Company and its subsidiaries are included in Item 8 of Part II of this report.	28
	(2)	List of Financial Statement Schedules
		The following financial statement schedules of the Company and its subsidiaries are included in Item 8 of Part II of this report following the consolidated financial statements:
		Schedule II—Valuation and Qualifying Accounts and Reserves	65

All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(3)	List of Exhibits	69

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit
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

2.8

Asset Purchase Agreement, effective as of February 12, 2007, Hy-Tech Machine, Inc., a Delaware corporation, Hy-Tech Machine, Inc., a Pennsylvania corporation, Quality Gear and Machine, Inc. and HTM Associates (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated February 14, 2007). Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish, supplementally, a copy of any exhibit or schedule omitted from the Asset Purchase Agreement to the Commission upon request.

2.9

Agreement of Sale, effective as of February 12, 2007, Hy-Tech Machine, Inc., and HTM Associates (Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated February 14, 2007).

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

4.9

Amendment No. 7 to Credit Agreement, dated February 12, 2007, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 14, 2007).

4.10

Certain instruments defining the rights of holders of the long-term debt securities of the Registrant are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant agrees to furnish supplementally copies of these instruments to the Commission upon request.

10.1

Second Amended and Restated Employment Agreement, dated as of May 30, 2001 and amended October 24, 2005, between the Registrant and Richard A. Horowitz (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated by reference to Exhibits 10.1 and 10.2 to the Registrant’s Current Report on Form 8-K dated October 28, 2005).

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

10.4

Executive Employment Agreement, dated February 12, 2007, among the Registrant and Richard A. Horowitz (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 12, 2007).

10.5

1992 Incentive Stock Option Plan of the Registrant, as amended and restated as of March 13, 1997 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003).

10.6	2002 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
10.7	Executive 162(m) Bonus Plan of the Registrant effective as of January 1, 2006 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 31, 2006).
10.8

Contract of Sale, dated January 13, 2006, between the Registrant and J. D’Addario & Company, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 13, 2006).

10.9

First Amendment to Contract of Sale, dated March 8, 2006, between the Registrant and J. D’Addario & Company, Inc. (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.10

Contract of Sale, dated February 26, 2007, between the Registrant and Tell Realty LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 27, 2007).

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

Date: March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date
/s/ ROBERT L. DUBOFSKY	Director	March 30, 2007
Robert L. Dubofsky
/s/ JEFFREY D. FRANKLIN	Director	March 30, 2007
Jeffrey D. Franklin
/s/ ALAN GOLDBERG	Director	March 30, 2007
Alan Goldberg
/s/ RICHARD A. HOROWITZ	Director	March 30, 2007
Richard A. Horowitz
/s/ SIDNEY HOROWITZ	Director	March 30, 2007
Sidney Horowitz
/s/ DENNIS KALICK	Director	March 30, 2007
Dennis Kalick
/s/ KENNETH M. SCHERIFF	Director	March 30, 2007
Kenneth M. Scheriff
/s/ MITCHELL A. SOLOMON	Director	March 30, 2007
Mitchell A. Solomon
/s/ ROBERT M. STEINBERG	Director	March 30, 2007
Robert M. Steinberg
/s/ MARC A. UTAY	Director	March 30, 2007
Marc A. Utay