Form 10-Q
period 2007-03-31
P&F INDUSTRIES INC
filed 2007-05-14
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

As of May 14, 2007, there were 3,587,160 shares of the registrant’s Class A Common Stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

i

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2007	December 31, 2006
	(unaudited)	(derived from audited financial statements)
ASSETS
CURRENT
Cash and cash equivalents	$803,199	$1,339,882
Accounts receivable – net	15,724,437	12,685,388
Notes and other receivables	930,394	1,206,600
Inventories – net	34,520,769	26,692,615
Deferred income taxes – net	980,000	980,000
Assets held for sale	576,535	576,535
Assets of discontinued operations	272,140	300,339
Income tax refund receivable	1,338,494	1,356,310
Prepaid expenses and other current assets	1,579,661	1,369,403
TOTAL CURRENT ASSETS	56,725,629	46,507,072

PROPERTY AND EQUIPMENT
Land	1,549,773	1,174,773
Buildings and improvements	7,549,153	5,716,144
Machinery and equipment	14,617,779	9,249,720
	23,716,705	16,140,637
Less accumulated depreciation and amortization	8,724,853	8,411,447
NET PROPERTY AND EQUIPMENT	14,991,852	7,729,190

GOODWILL	25,001,438	24,921,473

OTHER INTANGIBLE ASSETS – net	14,190,963	10,897,333

ASSETS OF DISCONTINUED OPERATIONS	32,860	40,436

OTHER ASSETS – net	445,510	311,721

TOTAL ASSETS	$111,388,252	$90,407,225

See accompanying notes to consolidated condensed financial statements (unaudited).

	March 31, 2007	December 31, 2006
	(unaudited)	(derived from audited financial statements)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$8,500,000	$3,000,000
Accounts payable	5,993,291	7,691,869
Income taxes payable	369,547	435,237
Accrued compensation	436,012	2,158,279
Other accrued liabilities	3,983,380	3,068,036
Current maturities of long-term debt	8,331,229	7,559,681
Liabilities of discontinued operations	1,313,536	1,426,222
TOTAL CURRENT LIABILITIES	28,926,995	25,339,324

LONG-TERM DEBT, less current maturities	29,274,784	12,059,758

LIABILITIES OF DISCONTINUED OPERATIONS	350,382	352,971

DEFERRED INCOME TAXES – net	1,134,000	1,134,000
TOTAL LIABILITIES	59,686,161	38,886,053

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares outstanding	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued - 3,859,767 and 3,850,367 shares at March 31, 2007 and December 31, 2006, respectively	3,859,767	3,850,367
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	9,237,328	9,191,598
Retained earnings	40,976,173	40,850,384
Treasury stock, at cost - 272,607 shares	(2,371,177)	(2,371,177)

TOTAL SHAREHOLDERS’ EQUITY	51,702,091	51,521,172

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$111,388,252	$90,407,225

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (unaudited)

	Three months ended March 31,
	2007	2006
Net revenues	$24,958,887	$26,849,503
Cost of sales	17,211,284	18,602,203
Gross profit	7,747,603	8,247,300
Selling, general and administrative expenses	6,853,189	6,299,390
Operating income	894,414	1,947,910
Interest expense – net	651,658	491,954
Earnings from continuing operations before income taxes	242,756	1,455,956
Income taxes	96,000	584,000
Earnings from continuing operations	146,756	871,956

(Loss) earnings from operation of discontinued operations (net of tax benefit (expense) of $14,000 for 2007 and $(1,000) for 2006)	(20,967)	2,045

Net earnings	$125,789	$874,001

Basic earnings per common share:
Continuing operations	$.04	$.24
Discontinued operations	—	—
	$.04	$.24

Diluted earnings (loss) per common share:
Continuing operations	$.04	$.23
Discontinued operations	(.01)	—
	$.03	$.23

Weighted average common shares outstanding:
Basic	3,581,522	3,583,942
Diluted	3,802,179	3,832,264

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

		Class A Common Stock, $1 Par		Additional paid-in	Retained	Treasury stock
	Total	Shares	Amount	capital	earnings	Shares	Amount

Balance, January 1, 2007	$51,521,172	3,850,367	$3,850,367	$9,191,598	$40,850,384	(272,607)	$(2,371,177)

Net earnings	125,789	—	—	—	125,789	—	—
Stock-based compensation	5,780	—	—	5,780	—	—	—
Issuance of Class A common stock upon exercise of stock options	49,350	9,400	9,400	39,950	—	—	—
Balance, March 31, 2007	$51,702,091	3,859,767	$3,859,767	$9,237,328	$40,976,173	(272,607)	$(2,371,177)

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended March 31,
	2007	2006
Cash Flows from Operating Activities of Continuing Operations:
Net earnings	$125,789	$874,001
Loss (earnings) from discontinued operations – net of taxes	20,967	(2,045)
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities of continuing operations:
Non-cash charges and credits:
Depreciation and amortization	313,406	226,810
Amortization of other intangible assets	365,370	298,624
Amortization of other assets	2,631	1,500
Provision for (recovery of) losses on accounts receivable - net	37,767	(8,075)
Stock-based compensation	5,780	—
Deferred income taxes – net	—	(31,000)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	64,600	76,261
Notes and other receivables	276,206	812,013
Inventories	(553,910)	257,825
Prepaid expenses and other current assets	(138,107)	(508,356)
Other assets	(41,420)	320,333
Accounts payable	(1,698,578)	2,303,470
Accruals and other	(1,917,858)	(2,186,263)
Total adjustments	(3,263,146)	1,561,097
Net cash (used in) provided by operating activities of continuing operations	$(3,137,357)	$2,435,098

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited) (continued)

	Three months ended March 31,
	2007	2006
Cash Flows from Investing Activities of Continuing Operations:
Capital expenditures	$(207,097)	$(501,206)
Purchase of certain assets, net of certain liabilities, of Hy-Tech Machine, Inc.	(20,627,686)	—
Purchase of certain assets, net of certain liabilities, of Pacific Stair Products, Inc.	—	(5,357,737)
Net cash used in investing activities of continuing Operations	(20,834,783)	(5,858,943)

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from short-term borrowings	6,500,000	9,500,000
Repayments of short-term borrowings	(1,000,000)	(5,500,000)
Proceeds from term loan	19,000,000	—
Repayments of term loan	(950,000)	(950,000)
Principal payments on long-term debt	(63,426)	(63,248)
Proceeds from exercise of stock options	49,350	146,730
Purchase of Class A common stock	—	(294,196)
Net cash provided by financing activities of continuing operations	23,535,924	2,839,286

Cash Flows from Discontinued Operations:
Net cash used in operating activities	(69,589)	(236,454)
Net cash (used in) provided by investing activities	—	—
Net cash used in financing activities	(30,878)	(28,288)
Net cash used in discontinued operations	(100,467)	(264,742)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(536,683)	(849,301)
Cash and cash equivalents at beginning of period	1,339,882	1,771,624
Cash and cash equivalents at end of period	$803,199	$922,323

See accompanying notes to consolidated condensed financial statements (unaudited).

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$454,000	$478,000
Income taxes	$132,000	$1,736,000

Non-cash investing and financing activities were as follows:

During the three months ended March 31, 2006, the Company received 5,000 shares of Class A Common Stock in connection with the exercise of options to purchase 15,000 shares of Class A Common Stock. The value of these shares was recorded at $61,850.

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

P&F conducts its business operations through three of its wholly-owned subsidiaries: Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”), Continental Tool Group, Inc. (“Continental”) and Countrywide Hardware, Inc. (“Countrywide”). P&F and its subsidiaries are herein referred to collectively as the “Company.” In addition, the words “we”, “our” and “us” refer to the Company.

Florida Pneumatic is engaged in the importation, manufacture and sale of pneumatic hand tools, primarily for the industrial, retail and automotive markets, and the importation and sale of compressor air filters. Florida Pneumatic also markets, through its Berkley Tool division (“Berkley”), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely-used brand of pipe cutting and threading machines. In addition, through its Franklin Manufacturing (“Franklin”) division, Florida Pneumatic imports a line of door and window hardware. Countrywide conducts its business operations through Nationwide Industries, Inc. (“Nationwide”) and through Woodmark International, L.P. (“Woodmark”), a limited partnership between Countrywide and WILP Holdings, Inc., a subsidiary of P&F. Nationwide is an importer and manufacturer of door, window and fencing hardware. Woodmark is an importer of builders’ hardware, including staircase components and kitchen and bath hardware and accessories. Through its Pacific Stair Products, Inc. (“Pacific Stair”) unit, Countrywide also manufactures premium stair rail products and distributes Woodmark’s staircase components to the building industry, primarily in southern California and the southwestern region of the United States. In February 2007, Hy-Tech Machine, Inc., a Delaware corporation (“Hy-Tech”) and wholly-owned subsidiary of Continental, acquired substantially all of the operating assets of Hy-Tech Machine, Inc., a Pennsylvania corporation, and Quality Gear & Machine, Inc. and certain real property from HTM Associates. Hy-Tech is primarily engaged in the manufacture and distribution of pneumatic tools and parts for industrial applications.

The Company’s wholly-owned subsidiary, Embassy Industries, Inc. (“Embassy”), was engaged in the manufacture and sale of baseboard heating products and the importation and sale of radiant heating systems until it exited that business in October 2005 through the sale of substantially all of its non-real estate assets. The Company’s wholly-owned subsidiary, Green Manufacturing, Inc. (“Green”), was primarily engaged in the manufacture, development and sale of heavy-duty welded custom designed hydraulic cylinders, a line of access equipment for the petro-chemical industry and a line of post hole digging equipment for the agricultural industry until it exited those businesses between December 2004 and  July 2005. The assets and liabilities and results of operations of Embassy and Green have been segregated and reported separately as discontinued operations in the Consolidated Condensed Financial Statements. Note 12 to the Notes to Consolidated Condensed Financial Statements presents financial information for the segments of the Company’s business.

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

The unaudited consolidated condensed balance sheet information as of December 31, 2006 was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The interim financial statements contained herein should be read in conjunction with that Report.

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

Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accountant Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

The Company files a consolidated Federal tax return. P&F Industries, Inc. and each of its subsidiaries file separate state and local tax returns.

In 2007, the Internal Revenue Service completed its examination of the Company’s Federal tax returns for the years 2003 and 2004 and issued a Revenue Agent’s Report that reported no change to the returns as filed. All examinations of tax years prior to 2003 have been previously completed.

In addition, the Company and certain of its subsidiaries file tax returns in the states of New York and Florida that are currently under audit for years ranging from 2001 through 2005. At December 31, 2006, the Company had recorded approximately $395,000 in tax liabilities related to an uncertain income tax position resulting from the pending state audit by Florida. The Company does not expect that the completion of these audits would result in any additional assessment that would have a material effect on its financial position or results of operations.

The Company accounts for interest and penalties related to income tax matters in income tax expense. The Company had accrued interest of approximately $165,000 as of December 31, 2006. During the quarter ended March 31, 2007, there were no significant changes to the amounts recorded as of December 31, 2006.

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)”, (“ EITF 06-3”). EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 concludes that the presentation of taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The provisions of EITF 06-3 are to be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

Reclassifications

Certain amounts in the Consolidated Condensed Financial Statements at December 31, 2006 have been reclassified to conform to the current period’s presentation.

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three months ended March 31,
	2007	2006
Numerator:
Numerator for basic and diluted earnings (loss) per common share:
Earnings from continuing operations	$147,000	$872,000
Discontinued operations, net of taxes	(21,000)	2,000
Net earnings	$126,000	$874,000

Denominator:
Denominator for basic earnings per share – weighted average common shares outstanding	3,581,522	3,583,942
Effect of dilutive securities:
Stock options	220,657	248,322
Denominator for diluted earnings per share – adjusted weighted average common shares and assumed conversions	3,802,179	3,832,264

At March 31, 2007 and 2006 and during the three-month periods ended March 31, 2007 and 2006, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Class A Common Stock for the period. These options are anti-dilutive and are excluded from the computation of earnings per share. The weighted average anti-dilutive stock options outstanding were as follows:

	Three months ended March 31,
	2007	2006
Weighted average anti-dilutive stock options outstanding	29,500	29,500

NOTE 3 - STOCK-BASED COMPENSATION

Stock-based Compensation

On January 1, 2006, the Company adopted the provisions of FASB SFAS No. 123(R), “Share-Based Payment” (“Statement 123(R)”), which revises FASB SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees”. Statement 123(R) requires the Company to recognize expense related to the fair value of our stock-based compensation awards, including employee stock options.

As a result of adopting Statement 123(R), the Company’s net earnings for the three-month periods ended March 31, 2007 and 2006 were approximately $6,000 and nil lower, respectively, than if we had continued to account for stock-based compensation under APB Opinion 25, “Accounting for Stock Issued to Employees”. Compensation expense is recognized in the general and administrative expenses line item of the Company’s statements of earnings on a straight-line basis over the vesting periods. There are no capitalized stock-based compensation costs at March 31, 2007 and 2006. The adoption of Statement 123(R) had no material impact on our basic and dilutive earnings per common share for the three-month periods ended March 31, 2007 and 2006.

Stock Option Plan

The Company’s 2002 Incentive Stock Option Plan (the “Current Plan”) authorizes the issuance, to employees and directors, of options to purchase a maximum of 1,100,000 shares of Class A Common Stock. These options must be issued within ten years of the effective date of the Plan and are exercisable for a ten year period from the date of grant, at prices not less than 100% of the market value of the Class A Common Stock on the date the option is granted. Incentive stock options granted to any 10% stockholder are exercisable for a five year period from the date of grant, at prices not less than 110% of the market value of the Class A Common Stock on the date the option is granted. Pursuant to the Current Plan, the Stock Option Committee has the discretion to award non-qualified stock option grants. Options typically vest immediately. In the event options granted contain a vesting schedule over a period of years, the Company recognizes compensation cost for these awards on a straight-line basis over the service period. The Current Plan, which terminates in 2012, is the successor to the Company’s 1992 Incentive Stock Option Plan (the “Prior Plan”).

The following is a summary of the changes in outstanding options for the three months ended March 31, 2007:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2007	560,900	$7.69	3.7
Granted	—	—	—
Exercised	(9,400)	$5.25	—
Forfeited	—	—	—
Expired	(6,900)	$4.84	—
Outstanding, March 31, 2007	544,600	$7.77	3.5	$2,587,000

Vested, March 31, 2007	517,773	$7.68	3.6	$2,505,000

There were no stock options granted during the three months ended March 31, 2007 and 2006. The total intrinsic value of stock options exercised during the three months ended March 31, 2007 and 2006 was $67,000 and $223,000, respectively.

The following is a summary of changes in non-vested shares for the three months ended March 31, 2007:

	Option Shares	Weighted Average Grant- Date Fair Value
Non-vested shares, January 1, 2007	49,488	$3.77
Granted	—	—
Vested	(22,661)	$4.68
Forfeited	—	—
Non-vested shares, March 31, 2007	26,827	$3.00

The Company recognizes compensation cost over the requisite service period. However, the exercisability of the respective non-vested options, which are at pre-determined dates on a calendar year, do not necessarily correspond to the period(s) in which straight-line amortization of compensation cost is recorded.

Other Information

As of March 31, 2007, the Company had approximately $24,000 of total unrecognized compensation cost related to non-vested awards granted under our share-based plans, which we expect to recognize over a weighted-average period of 1.6 years.

The Company received cash from options exercised during the three months ended March 31, 2007 of approximately $49,000. The impact of these cash receipts is included in financing activities in the accompanying consolidated condensed statements of cash flows. Statement 123(R) requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows.

The number of shares of Class A common stock reserved for stock options available for issuance under the Current Plan as of March 31, 2007 was 683,400. Of the options outstanding at March 31, 2007, 348,100 were issued under the Current Plan and 196,500 were issued under the Prior Plan.

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

For derivative instruments that are designated and qualify as fair value hedges (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedge item attributable to the hedged risk are recognized in earnings in the current period. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure of variability in the expected future cash flows that would be attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated comprehensive loss (a component of shareholders’ equity) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument, if any (i.e., the ineffective portion and any portion of the derivative instrument excluded from the assessment of effectiveness), is recognized in earnings in the current period. For derivative instruments not designated as hedging instruments, changes in the fair market values are recognized in earnings as a component of cost of sales. At March 31, 2007 and 2006, all of the Company’s derivative instruments are not designated as hedging instruments.

The Company accounts for changes in the fair value of its foreign currency contracts by marking them to market and recognizing any resulting gains or losses through its statement of earnings. The Company also marks its yen-denominated payables to market, recognizing any resulting gains or losses in its statement of earnings. At March 31, 2007, the Company had foreign currency forward contracts, maturing in 2007, to purchase Japanese yen at contracted forward rates. The value of these contracts at March 31, 2007, based on that day’s closing spot rate, was approximately $319,000, which was the approximate value of the Company’s yen-denominated accounts payable. During the three-month periods ended March 31, 2007 and 2006, the Company recorded in its cost of sales realized gains of approximately $22,000 and $10,000, respectively, on foreign currency transactions. At March 31, 2007 and 2006, the Company had no unrealized gains or losses in foreign currency transactions.

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of SFAS No. 140.” SFAS No. 156 requires the recognition of a servicing asset or liability each time a company undertakes an obligation to service a financial asset in certain situations. It requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practical. SFAS No. 156 was effective as of the beginning of a company’s first fiscal year that began after September 15, 2006. The adoption of this statement did not have a material effect on our financial position or results of operations.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of SFAS No. 133 and 140.” SFAS No. 155 allows companies to elect to measure at fair value entire financial instruments containing embedded derivatives that would otherwise have to be accounted for separately. It also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest- and principal-only strips are subject to SFAS No. 133, and amends SFAS No. 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivatives. SFAS No. 155 was effective for all financial instruments acquired, issued or subject to a remeasurement event after the beginning of a company’s first fiscal year that began after September 15, 2006. The adoption of this statement did not have a material effect on our financial position or results of operations.

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

NOTE 6 – ACQUISITION

Hy-Tech Machine, Inc.

On February 14, 2007, pursuant to an Asset Purchase Agreement (the “Hy-Tech APA”) effective as of February 12, 2007, Hy-Tech, a Delaware corporation and a wholly-owned subsidiary of Continental, acquired substantially all of the assets (the “Hy-Tech Purchased Property”) of Hy-Tech Machine, Inc., a Pennsylvania corporation, and Quality Gear & Machine, Inc., a Pennsylvania corporation (collectively, the “Hy-Tech Sellers”). The purchase price consisted of $16,900,000 in cash, subject to adjustments, plus the assumption of certain payables and liabilities and the obligation to make certain contingent payments based on factors described in the Hy-Tech APA. The purchase price was negotiated on the basis of the Hy-Tech Sellers’ historical financial performance. The Hy-Tech Purchased Property was used by the Hy-Tech Sellers in the business of, among other things, manufacturing and selling pneumatic tools and other tool products.

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

Contemporaneously with this acquisition, the Company executed and delivered Amendment No. 7 to Credit Agreement with Citibank and another bank. The amendment, among other things, added Continental and Hy-Tech as additional co-borrowers and provides for new term loans in amounts not to exceed $19,000,000. The principal on the new term loan notes are payable in 25 consecutive quarterly installments of $760,000, commencing on January 31, 2008. From the date of the amendment through January 31, 2008, monthly payments shall be made of interest only. The Company and the co-borrowers have the option to pay interest at a rate based on either the fluctuating prime rate, LIBOR or a combination of the two rates. The new term loan notes shall mature on January 31, 2014. The amendment also provided for the amendment and restatement of certain existing term loan notes. The revolving credit loan facility provides for a maximum of $18,000,000, with various sublimits, for direct borrowings, letters of credit, bankers’ acceptances and equipment loans.

The purchase price for this acquisition was as follows:

Cash paid at closing from new borrowings	$19,100,000
Estimated direct acquisition costs	732,000
Total estimated purchase price prior to net asset adjustment	19,832,000
Estimated net asset adjustment	796,000
Total estimated purchase price	$20,628,000

The following table presents the estimated fair values of the net assets acquired and the amount allocated to goodwill:

Accounts receivable, net		$3,141,000
Inventories, net		7,274,000
Other current assets		55,000
Other assets		95,000
Property and equipment		7,369,000
Identifiable intangible assets:
Backlog	$94,000
Customer relationships	3,076,000
Trademark	199,000
Engineering drawings	290,000	3,659,000
		21,593,000
Less: liabilities assumed		1,045,000
Total fair value of net assets acquired		20,548,000
Goodwill		80,000
Total estimated purchase price		$20,628,000

The Company obtained a preliminary valuation of the identifiable intangible assets through an independent third-party and may be subject to change. The excess of the total purchase price over the fair value of the net assets acquired, including the value of the identifiable intangible assets, has been allocated to goodwill. Goodwill will be amortized, for fifteen years, for tax purposes but not for financial reporting purposes. The fair values and estimated lives of the identifiable intangible assets are based on current information and are subject to change. The intangible assets subject to amortization will be amortized over fifteen years for tax purposes. For financial reporting purposes, useful lives have been assigned as follows:

Backlog	6 months
Customer relationships	6-13 years
Trademark	Indefinite
Engineering drawings	20 years

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and Hy-Tech as though the acquisition transaction had occurred as of January 1, 2006. The pro forma amounts give effect to appropriate adjustments for amortization of intangible assets, interest expense and income taxes. The pro forma amounts presented are not necessarily indicative of either the actual consolidated operating results had the acquisition transaction occurred as of January 1, 2006 or of future consolidated operating results.

	Three months ended
	March 31,
	2007	2006
Net revenues	$27,137,000	$31,330,000

Net earnings	$409,000	$1,053,000

Earnings per share of common stock
Basic	$.11	$.29
Diluted	$.11	$.27

NOTE 7 – DISCONTINUED OPERATIONS

Embassy Industries, Inc.

Pursuant to an Asset Purchase Agreement (the “Embassy APA”), dated as of October 11, 2005, among P&F, Embassy, Mestek, Inc. (“Mestek”) and Embassy Manufacturing, Inc., a wholly-owned subsidiary of Mestek (“EMI”), Embassy sold substantially all of its operating assets to EMI. The assets sold pursuant to the Embassy APA include, among others, machinery and equipment, inventory, accounts receivable and certain intangibles. Certain assets were retained by Embassy, including, but not limited to, cash and title to any real property owned by Embassy at the consummation of the sale to EMI. Embassy has effectively ceased all operating activities.

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

The Purchaser Letter purports to terminate the Contract of Sale based upon Purchaser’s assertion that Embassy had not satisfied certain requirements and demands that the escrow agent return the downpayment with accrued interest, and that Purchaser be reimbursed for the costs of survey and title examination.

Embassy informed Purchaser that its purported termination of the Contract of Sale was in default of its obligation to consummate the purchase of the Farmingdale Premises under the terms of the Contract of Sale. On August 2, 2006, Purchaser instituted an action against Embassy in the Supreme Court of the State of New York, County of Suffolk, for breach of contract and return of downpayment, seeking $650,000, together with costs of title and survey and interest thereon, and the cost of the action. Embassy believes the action is without merit and intends to vigorously defend it.

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

The following amounts related to discontinued operations have been segregated from the Company’s continuing operations and are reported as assets held for sale and assets and liabilities of discontinued operations in the consolidated condensed balance sheets:

	March 31, 2007	December 31, 2006
Assets held for sale and assets of discontinued operations:
Current:
Prepaid expenses	$272,000	$300,000
Assets held for sale	577,000	577,000
Subtotal	849,000	877,000
Long-term:
Other receivable	33,000	40,000
Total assets held for sale and assets of discontinued operations	$882,000	$917,000

Liabilities of discontinued operations:
Current:
Accounts payable and accrued expenses	$88,000	$172,000
Mortgage payable	1,226,000	1,254,000
Subtotal	1,314,000	1,426,000
Long-term:
Pension obligation	350,000	353,000
Total liabilities of discontinued operations	$1,664,000	$1,779,000

NOTE 8 - ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable -net consists of:

	March 31, 2007	December 31, 2006
Trade accounts receivable	$16,021,000	$12,908,000
Allowance for doubtful accounts	(297,000)	(223,000)
	$15,724,000	$12,685,000

NOTE 9 - INVENTORIES

Inventories - net consist of:

	March 31, 2007	December 31, 2006
Raw material	$2,647,000	$2,537,000
Work in process	1,870,000	334,000
Finished goods	33,506,000	25,651,000
	38,023,000	28,522,000
Reserve for obsolete and slow-moving inventories	(3,502,000)	(1,829,000)
	$34,521,000	$26,693,000

NOTE 10 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill for the three months ended March 31, 2007 are as follows:

	Consolidated	Tools and other products	Hardware
Balance, January 1, 2007	$24,921,000	$2,394,000	$22,527,000
Acquisition of Hy-Tech	80,000	80,000	—
Balance, March 31, 2007	$25,001,000	$2,474,000	$22,527,000

Other intangible assets were as follows:

	March 31, 2007		December 31, 2006
	Cost	Accumulated amortization	Cost	Accumulated amortization
Other intangible assets:
Customer relationships	$14,130,000	$3,353,000	$10,960,000	$3,055,000
Vendor relationship	890,000	245,000	890,000	223,000
Non-compete and Employment agreements	810,000	760,000	810,000	719,000
Trademark/tradename	2,339,000	—	2,140,000	—
Engineering drawings	290,000	2,000	—	—
Licensing	105,000	13,000	105,000	11,000
Total	$18,564,000	$4,373,000	$14,905,000	$4,008,000

Amortization expense for intangible assets subject to amortization was as follows:

Three months ended March 31,
2007	2006
$365,000	$299,000

Amortization expense for each of the twelve-month periods ending March 31, 2008 through the twelve-month period ending March 31, 2012, is estimated to be as follows: 2008 - $1,120,000; 2009 - $1,006,000; 2010 - $1,005,000; 2011 - $1,003,000 and 2012 - $996,000. The weighted average amortization period for intangible assets was 13.2 years at March 31, 2007 and 14.1 years at December 31, 2006.

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

Changes in the Company’s warranty liability, included in other accrued liabilities, were as follows:

	Three months ended March 31,
	2007	2006
Balance, beginning of period	$368,000	$419,000
Warranties issued and changes in estimated pre-existing warranties	273,000	91,000
Actual warranty costs incurred	(264,000)	(96,000)
Balance, end of period	$377,000	$414,000

NOTE 12 - BUSINESS SEGMENTS

The Company has organized its business into two reportable business segments: Tools and other products, and Hardware. The Company is organized around these two distinct product segments, each of which has very different end users. For reporting purposes, Florida Pneumatic and Hy-Tech are combined in the “Tools and other products” segment, while Woodmark, Pacific Stair and Nationwide are combined in the “Hardware” segment. Results for Hy-Tech have been included since its respective acquisition date. The Company evaluates segment performance based primarily on segment operating income. The accounting policies of each of the segments are the same as those described in Note 1.

The following presents financial information by segment for the three-month periods ended March 31, 2007 and 2006. Segment operating income excludes general corporate expenses, interest expense and income taxes. Identifiable assets are those assets directly owned or utilized by the particular business segment.

Three months ended March 31, 2007	Consolidated	Tools and other products	Hardware

Revenues from unaffiliated customers	$24,959,000	$11,613,000	$13,346,000

Segment operating income	2,037,000	$857,000	$1,180,000
General corporate expense	(1,142,000)
Interest expense – net	(652,000)
Earnings from continuing operations before income taxes	$243,000

Segment assets	$106,814,000	$47,607,000	$59,207,000
Corporate assets and assets of discontinued operations	4,574,000
Total assets	$111,388,000

Three months ended March 31, 2006	Consolidated	Tools and other products	Hardware

Revenues from unaffiliated customers	$26,850,000	$9,463,000	$17,387,000

Segment operating income	3,418,000	$710,000	$2,708,000
General corporate expense	(1,470,000)
Interest expense – net	(492,000)
Earnings from continuing operations before income taxes	$1,456,000

Segment assets	$85,464,000	$26,169,000	$59,295,000
Corporate assets and assets of discontinued operations	4,899,000
Total assets	$90,363,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of P&F Industries, Inc. and subsidiaries. The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” and their opposites and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. Any forward-looking statements contained herein, including those related to the Company’s future performance, are based upon the Company’s historical performance and on current plans, estimates and expectations. All forward-looking statements involve risks and uncertainties. These risks and uncertainties could cause the Company’s actual results for the 2007 fiscal year and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company for a number of reasons, as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 in response to Item 1A. to Part I of Form 10-K. Forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

Business

P&F conducts its business operations through three of its wholly-owned subsidiaries: Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”), Continental Tool Group, Inc. (“Continental”) and Countrywide Hardware, Inc. (“Countrywide”). P&F and its subsidiaries are herein referred to collectively as the “Company.” In addition, the words “we”, “our” and “us” refer to the Company.

Florida Pneumatic is engaged in the importation, manufacture and sale of pneumatic hand tools, primarily for the industrial, retail and automotive markets, and the importation and sale of compressor air filters. Florida Pneumatic also markets, through its Berkley Tool division (“Berkley”), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely-used brand of pipe cutting and threading machines. In addition, through its Franklin Manufacturing (“Franklin”) division, Florida Pneumatic imports a line of door and window hardware. Countrywide conducts its business operations through Nationwide Industries, Inc. (“Nationwide”) and through Woodmark International, L.P. (“Woodmark”), a limited partnership between Countrywide and WILP Holdings, Inc., a subsidiary of P&F. Nationwide is an importer and manufacturer of door, window and fencing hardware. Woodmark is an importer of builders’ hardware, including staircase components and kitchen and bath hardware and accessories. Through its Pacific Stair Products, Inc. (“Pacific Stair”) unit, Countrywide also manufactures premium stair rail products and distributes Woodmark’s staircase components to the building industry, primarily in southern California and the southwestern region of the United States. In February 2007, Hy-Tech Machine, Inc., a Delaware corporation (“Hy-Tech”) and wholly-owned subsidiary of Continental, acquired substantially all of the operating assets of Hy-Tech Machine, Inc., a Pennsylvania corporation, and Quality Gear & Machine, Inc. and certain real property from HTM Associates. Hy-Tech is primarily engaged in the manufacture and distribution of pneumatic tools and parts for industrial applications.

The Company’s wholly-owned subsidiary, Embassy Industries, Inc. (“Embassy”), was engaged in the manufacture and sale of baseboard heating products and the importation and sale of radiant heating systems until it exited that business in October 2005 through the sale of substantially all of its non-real estate assets. The Company’s wholly-owned subsidiary, Green Manufacturing, Inc. (“Green”), was primarily engaged in the manufacture, development and sale of heavy-duty welded custom designed hydraulic cylinders, a line of access equipment for the petro-chemical industry and a line of post hole digging equipment for the agricultural industry until it exited those businesses between December 2004 and July 2005. The assets and liabilities and results of operations of Embassy and Green have been segregated and reported separately as discontinued operations in the Consolidated Condensed Financial Statements.

Overview

Consolidated revenues for the quarter ended March 31, 2007 decreased $1,891,000, or 7.0%, from $26,850,000 to $24,959,000. Revenues decreased approximately $4,041,000, or 23.2%, at Countrywide, which includes revenues at Woodmark, Pacific Stair and Nationwide. Woodmark had first quarter revenues of $8,516,000, decreasing $2,461,000. Pacific Stair reported first quarter revenues of $939,000, decreasing $727,000. Nationwide reported revenues of $3,891,000, decreasing $851,000. Revenues at Florida Pneumatic for the first quarter were essentially flat at $9,435,000. Hy-Tech reported revenues of $2,178,000 since the Company’s acquisition of certain assets effective February 12, 2007. Consolidated gross profit decreased $499,000, or 6.1%, for the first quarter primarily due to the decrease in revenues. Consolidated earnings from continuing operations decreased $725,000, or 83.2%, from $872,000 to $147,000 for the quarter ended March 31, 2007.

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

There have been no material changes in the Company’s critical accounting policies and estimates from those discussed in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ACQUISITION

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

Contemporaneously with this acquisition, the Company executed and delivered Amendment No. 7 to Credit Agreement with Citibank and another bank. The amendment, among other things, adds Continental and Hy-Tech as additional co-borrowers and provides for new term loans in amounts not to exceed $19,000,000. The principal on the new term loan notes are payable in 25 consecutive quarterly installments of $760,000, commencing on January 31, 2008. From the date of the amendment through January 31, 2008, monthly payments shall be made of interest only. The Company and the co-borrowers have the option to pay interest at a rate based on either the fluctuating prime rate, LIBOR or a combination of the two rates. The new term loan notes shall mature on January 31, 2014. The amendment also provides for the amendment and restatement of certain existing term loan notes. The revolving credit loan facility provides for a maximum of $18,000,000, with various sublimits, for direct borrowings, letters of credit, bankers’ acceptances and equipment loans.

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and Hy-Tech as though the acquisition transaction had occurred as of January 1, 2006. The pro forma amounts give effect to appropriate adjustments for amortization of intangible assets, interest expense and income taxes. The pro forma amounts presented are not necessarily indicative of either the actual consolidated operating results had the acquisition transaction occurred as of January 1, 2006 or of future consolidated operating results.

	Three months ended March 31,
	2007	2006
Net revenues	$27,137,000	$31,330,000

Net earnings	$409,000	$1,053,000

Earnings per share of common stock
Basic	$.11	$.29
Diluted	$.11	$.27

DISCONTINUED OPERATIONS

Embassy Industries, Inc.

Pursuant to an Asset Purchase Agreement (the “Embassy APA”), dated as of October 11, 2005, among P&F, Embassy, Mestek, Inc. (“Mestek”) and Embassy Manufacturing, Inc., a wholly-owned subsidiary of Mestek (“EMI”), Embassy sold substantially all of its operating assets to EMI. The assets sold pursuant to the Embassy APA include, among others, machinery and equipment, inventory, accounts receivable and certain intangibles. Certain assets were retained by Embassy, including, but not limited to, cash and title to any real property owned by Embassy at the consummation of the sale to EMI. Embassy has effectively ceased all operating activities.

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

The Purchaser Letter purports to terminate the Contract of Sale based upon Purchaser’s assertion that Embassy had not satisfied certain requirements and demands that the escrow agent return the downpayment with accrued interest, and that Purchaser be reimbursed for the costs of survey and title examination.

Embassy informed Purchaser that it’s purported termination of the Contract of Sale was in default of its obligation to consummate the purchase of the Farmingdale Premises under the terms of the Contract of Sale. On August 2, 2006, Purchaser instituted an action against Embassy in the Supreme Court of the State of New York, County of Suffolk, for breach of contract and return of downpayment, seeking $650,000, together with costs of title and survey and interest thereon, and the cost of the action. Embassy believes the action is without merit and intends to vigorously defend it.

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

The following amounts related to discontinued operations have been segregated from the Company’s continuing operations and are reported as assets held for sale and assets and liabilities of discontinued operations in the consolidated condensed balance sheets:

	March 31, 2007	December 31, 2006
Assets held for sale and assets of discontinued operations:
Current:
Prepaid expenses	$272,000	$300,000
Assets held for sale	577,000	577,000
Subtotal	849,000	877,000
Long-term:
Other receivable	33,000	40,000
Total assets held for sale and assets of discontinued operations	$882,000	$917,000

Liabilities of discontinued operations:
Current:
Accounts payable and accrued expenses	$88,000	$172,000
Mortgage payable	1,226,000	1,254,000
Subtotal	1,314,000	1,426,000
Long-term:
Pension obligation	350,000	353,000
Total liabilities of discontinued operations	$1,664,000	$1,779,000

RESULTS OF OPERATIONS

Quarters ended March 31, 2007 and 2006

Revenues

Revenues for the quarters ended March 31, 2007 and 2006 were approximately as follows:

Three months ended March 31,	Consolidated	Tools and other products	Hardware
2007	$24,959,000	$11,613,000	$13,346,000

2006	$26,850,000	$9,463,000	$17,387,000

% increase (decrease)	(7.0)%	22.7%	(23.2)%

Revenues from hardware decreased at each of our units in this group primarily due to softness in the new home construction market that is a principal driver for this group. Woodmark’s revenues decreased $2,461,000, or 22.4%. Revenues from the sale of staircase components decreased in the first quarter by approximately $1,682,000, or 19.5%, due primarily to softness in the new home construction market. Further, revenues in our kitchen and bath products sold into the mobile home and remodeling markets have decreased approximately $779,000, or 32.9%, as sales to two significant customers, one of which serves the manufactured housing market, have been adversely impacted by market conditions. Nationwide’s revenues decreased by approximately $851,000, or 17.9%, primarily attributable to a decrease of approximately $194,000 in sales of fencing products due to market weakness and competition, a decrease of approximately $194,000 in OEM products from market weakness and the timing of certain customer orders and a decrease of approximately $463,000 in sales of patio products due primarily to market weakness and an uneventful hurricane season. Pacific Stair’s revenues decreased by approximately $727,000, or 43.7%, primarily attributable to significant softness in the new home construction market in the southern California region.

Revenues from tools and other products include revenues from the newly-acquired Hy-Tech in this quarter of approximately $2.2 million. Revenues from Florida Pneumatic were essentially flat. Retail revenues increased by approximately $253,000 due primarily to new products shipped of approximately $954,000, an increase in base sales to a significant customer of approximately $203,000, an increase in certain promotional revenues of approximately $224,000, partially offset by a decrease in base sales of approximately $1.1 million from another significant customer. Other revenue increases of approximately $70,000 at our Franklin division were partially offset by decreases in revenue of approximately $140,000 in our catalog business, decreases of approximately $82,000 in our Berkley division, decreases of approximately $97,000 in OEM products and decreases of approximately $62,000 in our automotive business.

All revenues are generated in U.S. dollars and are not impacted by changes in foreign currency exchange rates.

Gross Profits

Gross profits for the quarters ended March 31, 2007 and 2006 were approximately as follows:

Three months ended March 31,	Consolidated	Tools and other products	Hardware
2007	$7,748,000	$3,713,000	$4,035,000
	31.0%	32.0%	30.2%

2006	$8,247,000	$3,064,000	$5,183,000
	30.7%	32.4%	29.8%

The increase in the gross profit percentage from hardware was due primarily to a favorable product mix in its Kitchen and Bath division due to selling price increases and the effect of lower sales to a significant, but low-margin, customer. These gross margin percentage increases were partially offset by (a) selling price reductions at Nationwide due to competitive pressures and market softness, as well as some cost increases from Asian suppliers that were not fully offset by overall selling price increases, (b) the adverse impact from fixed overhead expenses resulting from lower production and revenue decreases at Pacific Stair, and (c) competitive pricing pressures on stair products in several markets served by Woodmark. The decrease in the gross profit percentage from tools and other products was due primarily to a decrease in gross profit margin at Florida Pneumatic as a result of certain price reductions to a significant retail customer and material cost increases of various metals purchased by the Franklin division. This margin decrease was partially offset by certain price increases implemented in the industrial and automotive businesses. In addition, this segment’s gross profit margin was favorably impacted by the newly-acquired Hy-Tech, which operates in the industrial tool business at higher margins than Florida Pneumatic’s business.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative (“SG&A”) expenses increased $554,000, or 8.8%, from approximately $6,299,000 to approximately $6,853,000. SG&A expenses include expenses of newly-acquired Hy-Tech in the current period of approximately $438,000. SG&A expenses as a percentage of revenues increased from 23.5% to 27.5% primarily due to the decrease in sales. SG&A expense growth was also driven by other factors, including increased retail market support costs, increased net freight costs as the Company is absorbing a greater percentage of customer shipping charges, and the mix of commissionable sales versus non-commissionable sales.

Interest - Net

Net interest expense increased $160,000, or 32.5%, from approximately $492,000 to approximately $652,000. Interest expense on borrowings under the term loan facility increased by approximately $136,000 due to additional borrowings related to the acquisition of Hy-Tech. Interest expense on borrowings under the Company’s revolving credit loan facility increased by approximately $31,000, as higher average borrowings were further adversely affected by higher average interest rates.

Income Taxes

The effective tax rates applicable to earnings from continuing operations for the quarters ended

March 31, 2007 and 2006 were 39.5% and 40.1%, respectively.

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

The Company gauges its liquidity and financial stability by the measurements shown in the following table (dollar amounts in thousands):

	March 31, 2007	December 31, 2006
Working Capital	$27,799	$21,168
Current Ratio	1.96 to 1	1.84 to 1
Shareholders’ Equity	$51,702	$51,521

In connection with the Woodmark acquisition transaction in June 2004, the Company is liable for additional payments to the sellers. The amount of these payments, which would be made as of either June 30, 2007 or June 30, 2009, are to be based on increases in earnings before interest and taxes, for the year ended on the respective date, over a base of $5,100,000. Woodmark has the option to make a payment as of June 30, 2007 in an amount equal to 48% of this increase. If Woodmark does not make this payment as of June 30, 2007, the Sellers may demand payment as of June 30, 2009 in an amount equal to 40% of the increase. Any such additional payments will be treated as additions to goodwill.

On June 30, 2004, in conjunction with the Woodmark acquisition transaction, the Company entered into a credit agreement with Citibank and another bank. This agreement, as amended from time to time, provided the Company with various credit facilities, including revolving credit loans, term loans for acquisitions and a foreign exchange line. The term loan facility provided a maximum commitment of $34,000,000 to finance acquisitions subject to the approval of the lending banks. There are no commitment fees for any unused portion of this credit facility. The Company borrowed $29,000,000 against this facility to finance the Woodmark acquisition transaction in June 2004, and there was $13,600,000, including amounts rolled over from the prior term loan facility, outstanding against the term loan facility at December 31, 2007.

Contemporaneously with the acquisition of Hy-Tech in February 2007, the Company executed and delivered Amendment No. 7 to Credit Agreement with Citibank and another bank. The amendment, among other things, added Continental Tool Group, Inc. and Hy-Tech Machine, Inc. as additional co-borrowers and provides for new term loans in amounts not to exceed $19,000,000. The principal on the new term loan notes are payable in 25 consecutive quarterly installments of $760,000, commencing on January 31, 2008. From the date of the amendment through January 31, 2008, monthly payments shall be made of interest only. The Company and the co-borrowers have the option to pay interest at a rate based on either the fluctuating prime rate, LIBOR or a combination of the two rates. The new term loan notes shall mature on January 31, 2014. The amendment also provides for the amendment and restatement of certain existing term loan notes. The revolving credit loan facility provides for a maximum of $18,000,000, with various sublimits, for direct borrowings, letters of credit, bankers’ acceptances and equipment loans.

In connection with the acquisition of certain assets of Hy-Tech in February 2007, the Company has recorded a liability at March 31, 2007 of approximately $796,000 representing the estimated adjustment to the purchase price pursuant to the terms of the asset purchase agreement that is expected to be payable in the second quarter of 2007.

At March 31, 2007, there was $8,500,000 outstanding against the revolving credit loan facility, and there were no open letters of credit.

The foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding under the foreign exchange line at March 31, 2007, based on that day’s closing spot rate, was approximately $319,000.

Under the terms of the Company’s credit agreement, the Company is required to adhere to certain financial covenants. Management was in full compliance with the financial covenants of the credit agreement, as amended in February 2007, on March 31, 2007. The revolving credit loan facility under the credit agreement expires in June 2007 and is subject to annual review by the lending banks.

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

Cash decreased $537,000 from $1,340,000 as of December 31, 2006 to $803,000, as of March 31, 2007. The Company’s debt levels increased from $19,619,000 at December 31, 2006 to $37,606,000 at March 31, 2007, due primarily to borrowings in connection with the acquisition of Hy-Tech. The Company’s total percent of debt to total book capitalization (debt plus equity) increased from 30.5% at December 31, 2006 to 47.1% at March 31, 2007.

Cash (used in) provided by operating activities of continuing operations for the three months periods ended March 31, 2007 and 2006 was approximately $(3,137,000) and $2,435,000, respectively. The Company believes that cash on hand derived from operations and cash available through borrowings under its credit facilities will be sufficient to allow the Company to meet its foreseeable working capital needs.

Capital spending was approximately $207,000 and $501,000 for the three months periods ended March 31, 2007 and 2006, respectively, which amounts were provided from working capital. Capital expenditures for the balance of 2007 are expected to be approximately $1,100,000, some of which may be financed through the Company’s credit facilities. Included in the expected total for 2007 are capital expenditures relating to new products, expansion of existing product lines and replacement of equipment.

OFF-BALANCE SHEET ARRANGEMENTS

The Company’s foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of foreign currencies needed for payments to foreign suppliers. The Company has not purchased forward contracts on New Taiwan dollars. The total amount of foreign currency forward contracts outstanding at March 31, 2007, based on that day’s closing spot rate, was approximately $319,000.

The Company, through Florida Pneumatic, imports 16% of its purchases from Japan, with payment due in Japanese yen. As a result, the Company is subject to the effects of foreign currency exchange fluctuations. The Company uses a variety of techniques to protect itself from any adverse effects from these fluctuations, including increasing its selling prices, obtaining price reductions from its overseas suppliers, using alternative supplier sources and entering into foreign currency forward contracts. The decrease in the strength of the Japanese yen and TWD versus the U.S. dollar from 2005 to 2006 had a positive effect on the Company’s results of operations and its financial position. During the three months ended March 31, 2007, the relative values of the U.S dollar in relation to the Japanese yen, and to a lesser extent the TWD, were above fiscal 2006 averages. There can be no assurance as to the future trend of this value. (See “Item 3 - Quantitative and Qualitative Disclosures About Market Risk.”)

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

The Company accounts for changes in the fair value of its foreign currency contracts by marking them to market and recognizing any resulting gains or losses through its statement of earnings. The Company also marks its yen-denominated payables to market, recognizing any resulting gains or losses in its statement of earnings. At March 31, 2007, the Company had foreign currency forward contracts, maturing in 2007, to purchase Japanese yen at contracted forward rates. The value of these contracts at March 31, 2007, based on that day’s closing spot rate, was approximately $319,000, which was the approximate value of the Company’s yen-denominated accounts payable. During the three-month periods ended March 31, 2007 and 2006, the Company recorded in its cost of sales realized gains of approximately $22,000 and $10,000, respectively, on foreign currency transactions. At March 31, 2007 and 2006, the Company had no unrealized gains or losses in foreign currency transactions.

The potential loss in value of the Company’s net investment in foreign currency forward contracts resulting from a hypothetical 10 percent adverse change in foreign currency exchange rates at March 31, 2007 was approximately $36,000.

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and short-term debt, approximate fair value as of March 31, 2007 because of the relatively short-term maturity of these financial instruments. The carrying amounts reported for long-term debt approximate fair value as of March 31, 2007 because, in general, the interest rates underlying the instruments fluctuate with market rates.

Item 4.                Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed, under the supervision of, and with the participation of, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities and Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures as of March 31, 2007 were effective. Accordingly, management believes that the consolidated condensed financial statements included in this Quarterly Report on Form 10-Q, fairly present, in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Changes in Internal Control Over Financial Reporting

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
There were no material changes from risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 in response to Item 1A. to Part I of Form 10-K.

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

P&F INDUSTRIES, INC.
(Registrant)

	By	/s/ Joseph A. Molino, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: May 14, 2007	(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit

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

10.1

Executive Employment Agreement, dated February 12, 2007, among the Registrant and Richard A. Horowitz (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 12, 2007).

10.2

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