Form 10-Q
period 2007-06-30
P&F INDUSTRIES INC
filed 2007-08-10
CIK 75340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

As of August 10, 2007, there were 3,637,462 shares of the registrant’s Class A Common Stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

i

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(unaudited)	(derived from audited financial statements)
ASSETS
CURRENT
Cash and cash equivalents	$1,173,915	$1,339,882
Accounts receivable – net	16,669,341	12,685,388
Notes and other receivables	368,544	1,206,600
Inventories – net	34,125,275	26,692,615
Deferred income taxes – net	980,000	980,000
Assets held for sale	—	576,535
Assets of discontinued operations	34,401	300,339
Income tax refund receivable	344,515	1,356,310
Prepaid expenses and other current assets	1,082,828	1,369,403
TOTAL CURRENT ASSETS	54,778,819	46,507,072

PROPERTY AND EQUIPMENT
Land	1,549,773	1,174,773
Buildings and improvements	7,549,153	5,716,144
Machinery and equipment	15,369,369	9,249,720
	24,468,295	16,140,637
Less accumulated depreciation and amortization	9,140,889	8,411,447
NET PROPERTY AND EQUIPMENT	15,327,406	7,729,190

GOODWILL	25,182,369	24,921,473

OTHER INTANGIBLE ASSETS – net	13,848,264	10,897,333

ASSETS OF DISCONTINUED OPERATIONS	25,164	40,436

OTHER ASSETS – net	194,212	311,721

TOTAL ASSETS	$109,356,234	$90,407,225

See accompanying notes to consolidated condensed financial statements (unaudited).

	June 30, 2007	December 31, 2006
	(unaudited)	(derived from audited financial statements)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$5,500,000	$3,000,000
Accounts payable	8,533,317	7,691,869
Income taxes payable	1,903,067	435,237
Accrued compensation	1,636,453	2,158,279
Other accrued liabilities	2,884,754	3,068,036
Current maturities of long-term debt	8,703,053	7,559,681
Liabilities of discontinued operations	435,353	1,426,222
TOTAL CURRENT LIABILITIES	29,595,997	25,339,324

LONG-TERM DEBT, less current maturities	22,898,618	12,059,758

LIABILITIES OF DISCONTINUED OPERATIONS	347,753	352,971

DEFERRED INCOME TAXES – net	1,134,000	1,134,000
TOTAL LIABILITIES	53,976,368	38,886,053

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares outstanding	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued - 3,889,767 and 3,850,367 shares at June 30, 2007 and December 31, 2006, respectively	3,889,767	3,850,367
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	9,708,149	9,191,598
Retained earnings	44,235,746	40,850,384
Treasury stock, at cost - 279,754 and 272,607 shares at June 30, 2007 and December 31, 2006, respectively	(2,453,796)	(2,371,177)

TOTAL SHAREHOLDERS’ EQUITY	55,379,866	51,521,172

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$109,356,234	$90,407,225

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net revenues	$30,607,864	$28,860,361	$55,566,751	$55,709,864
Cost of sales	21,530,979	19,452,109	38,742,263	38,054,312
Gross profit	9,076,885	9,408,252	16,824,488	17,655,552
Selling, general and administrative expenses	7,814,457	6,748,455	14,667,646	13,047,845
Operating income	1,262,428	2,659,797	2,156,842	4,607,707
Interest expense – net	831,081	522,058	1,482,739	1,014,012
Earnings from continuing operations before income taxes	431,347	2,137,739	674,103	3,593,695
Income taxes	201,000	854,000	297,000	1,438,000
Earnings from continuing operations	230,347	1,283,739	377,103	2,155,695

Earnings (loss) from operation of discontinued operations (net of tax expense (benefit) of $2,000 and $(12,000) for 2007 and $30,000 and $31,000 for 2006, respectively)	2,666	43,416	(18,301)	45,461
Gain on sale of assets of discontinued operations (net of tax expense of $2,093,000 for 2007)	3,026,560	—	3,026,560	—
	3,029,226	43,416	3,008,259	45,461
Net earnings	$3,259,573	$1,327,155	$3,385,362	$2,201,156
Basic earnings per common share:
Continuing operations	$.07	$.36	$.10	$.60
Discontinued operations	.84	.01	.84	.01
	$.91	$.37	$.94	$.61

Diluted earnings per common share:
Continuing operations	$.06	$.34	$.10	$.56
Discontinued operations	.80	.01	.79	.01
	$.86	$.35	$.89	$.57

Weighted average common shares outstanding:
Basic	3,596,703	3,577,760	3,589,155	3,580,834
Diluted	3,796,962	3,825,317	3,799,613	3,828,773

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

		Class A Common Stock, $1 Par		Additional paid-in	Retained	Treasury stock
	Total	Shares	Amount	capital	earnings	Shares	Amount

Balance, January 1, 2007	$51,521,172	3,850,367	$3,850,367	$9,191,598	$40,850,384	(272,607)	$(2,371,177)

Net earnings	3,385,362	—	—	—	3,385,362	—	—
Stock-based compensation	250,976	—	—	250,976	—	—	—
Tax benefits from exercise of stock options	100,000	—	—	100,000	—	—	—
Shares surrendered as payment for exercise of stock options	(82,619)	—	—	—	—	(7,147)	(82,619)
Issuance of Class A common stock upon exercise of stock options	204,975	39,400	39,400	165,575	—	—	—
Balance, June 30, 2007	$55,379,866	3,889,767	$3,889,767	$9,708,149	$44,235,746	(279,754)	$(2,453,796)

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,
	2007	2006
Cash Flows from Operating Activities of Continuing Operations:
Net earnings	$3,385,362	$2,201,156
Earnings from discontinued operations – net of taxes	(3,008,259)	(45,461)
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities of continuing operations:
Non-cash charges and credits:
Depreciation and amortization	729,442	453,133
Amortization of other intangible assets	708,069	598,750
Amortization of other assets	2,631	3,000
Provision for losses on accounts receivable - net	72,747	14,755
Stock-based compensation	250,976	35,582
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(915,284)	(655,327)
Notes and other receivables	838,056	1,296,467
Inventories	(217,967)	686,681
Income tax refund receivable	1,011,795	—
Prepaid expenses and other current assets	340,910	(10,693)
Other assets	209,878	358,217
Accounts payable	841,448	1,567,213
Accruals and other	(282,523)	(1,178,280)
Total adjustments	581,919	3,124,037
Net cash provided by operating activities of continuing operations	$3,967,281	$5,325,193

See accompanying notes to consolidated condensed financial statements (unaudited).

	Six months ended June 30,
	2007	2006
Cash Flows from Investing Activities of Continuing Operations:
Capital expenditures	$(958,687)	$(908,124)
Purchase of certain assets, net of certain liabilities, of Hy-Tech Machine, Inc.	(20,749,066)	—
Purchase of certain assets, net of certain liabilities, of Pacific Stair Products, Inc.	—	(5,402,218)
Net cash used in investing activities of continuing operations	(21,707,753)	(6,310,342)

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from short-term borrowings	8,000,000	11,000,000
Repayments of short-term borrowings	(5,500,000)	(7,500,000)
Proceeds from term loan	19,000,000	—
Repayments of term loan	(6,900,000)	(1,900,000)
Principal payments on long-term debt	(117,768)	(115,515)
Proceeds from exercise of stock options	122,356	146,730
Tax benefits from the exercise of stock options	100,000	—
Purchase of Class A common stock	—	(294,196)
Net cash provided by financing activities of continuing operations	14,704,588	1,337,019

Cash Flows from Discontinued Operations:
Net cash provided by (used in) operating activities	520,939	(565,038)
Net cash provided by investing activities	3,603,095	—
Net cash used in financing activities	(1,254,117)	(56,577)
Net cash provided by (used in) discontinued operations	2,869,917	(621,615)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(165,967)	(269,745)
Cash and cash equivalents at beginning of period	1,339,882	1,771,624
Cash and cash equivalents at end of period	$1,173,915	$1,501,879

See accompanying notes to consolidated condensed financial statements (unaudited).

	Six months ended June 30,
	2007	2006

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$1,297,000	$949,000
Income taxes	$185,000	$2,945,000

Non-cash investing and financing activities were as follows:

During the six months ended June 30, 2007, the Company received 7,147 shares of Class A Common Stock in connection with the exercise of options to purchase 30,000 shares of Class A Common Stock. The value of these shares was recorded at $82,619.

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

P&F conducts its business operations through two of its wholly-owned subsidiaries: Continental Tool Group, Inc. (“Continental”) and Countrywide Hardware, Inc. (“Countrywide”). On June 29, 2007, P&F transferred its sole and direct ownership interest in Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) to Continental. P&F and its subsidiaries are herein referred to collectively as the “Company.” In addition, the words “we”, “our” and “us” refer to the Company.

Continental conducts its business operations through Florida Pneumatic and Hy-Tech Machine, Inc., a Delaware corporation (“Hy-Tech”). Florida Pneumatic is engaged in the importation, manufacture and sale of pneumatic hand tools, primarily for the industrial, retail and automotive markets, and the importation and sale of compressor air filters. Florida Pneumatic also markets, through its Berkley Tool division (“Berkley”), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely-used brand of pipe cutting and threading machines. In addition, through its Franklin Manufacturing (“Franklin”) division, Florida Pneumatic imports a line of door and window hardware. In February 2007, Hy-Tech acquired substantially all of the operating assets of Hy-Tech Machine, Inc., a Pennsylvania corporation, and Quality Gear & Machine, Inc. and certain real property from HTM Associates. Hy-Tech is primarily engaged in the manufacture and distribution of pneumatic tools and parts for industrial applications.

Countrywide conducts its business operations through Nationwide Industries, Inc. (“Nationwide”), Woodmark International, L.P. (“Woodmark”), a limited partnership between Countrywide and WILP Holdings, Inc., a subsidiary of P&F, and Pacific Stair Products, Inc. (“Pacific Stair”). Nationwide is an importer and manufacturer of door, window and fencing hardware. Woodmark is an importer of builders’ hardware, including staircase components and kitchen and bath hardware and accessories. Pacific Stair manufactures premium stair rail products and distributes Woodmark’s staircase components to the building industry, primarily in southern California and the southwestern region of the United States.

The Company’s wholly-owned subsidiary, Embassy Industries, Inc. (“Embassy”), was engaged in the manufacture and sale of baseboard heating products and the importation and sale of radiant heating systems until it exited that business in October 2005 through the sale of substantially all of its non-real estate assets. Embassy sold its real estate assets in June 2007. The Company’s wholly-owned subsidiary, Green Manufacturing, Inc. (“Green”), was primarily engaged in the manufacture, development and sale of heavy-duty welded custom designed hydraulic cylinders, a line of access equipment for the petro-chemical industry and a line of post hole digging equipment for the agricultural industry until it exited those businesses between December 2004 and July 2005. The assets and liabilities and results of operations of Embassy and Green have been segregated and reported separately as discontinued operations in the Consolidated Condensed Financial Statements. Note 12 to the Notes to Consolidated Condensed Financial Statements presents financial information for the segments of the Company’s business.

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

The Company accounts for interest and penalties related to income tax matters in income tax expense. The Company had accrued interest of approximately $165,000 as of December 31, 2006. During the six months ended June 30, 2007, there was an additional interest accrual of $34,000.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June30,
	2007	2006	2007	2006
Numerator:
Numerator for basic and diluted earnings per common share:
Earnings from continuing operations	$231,000	$1,284,000	$377,000	$2,156,000
Discontinued operations, net of taxes	3,029,000	43,000	3,008,000	45,000
Net earnings	$3,260,000	$1,327,000	$3,385,000	$2,201,000

Denominator:
Denominator for basic earnings per share – weighted average common shares outstanding	3,597,000	3,578,000	3,589,000	3,581,000
Effect of dilutive securities:
Stock options	200,000	247,000	211,000	248,000
Denominator for diluted earnings per share – adjusted weighted average common shares and assumed conversions	3,797,000	3,825,000	3,800,000	3,829,000

At June 30, 2007 and 2006 and during the three-month and six-month periods ended June 30, 2007 and 2006, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Class A Common Stock for the period. These options are antidilutive and are excluded from the computation of earnings per share. The weighted average antidilutive stock options outstanding were as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Weighted average antidilutive stock options outstanding	29,500	29,500	29,500	29,500

NOTE 3 - STOCK-BASED COMPENSATION

Stock-based Compensation

On January 1, 2006, the Company adopted the provisions of FASB Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“Statement 123(R)”), which revises FASB SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees”. Statement 123(R) requires the Company to recognize expense related to the fair value of our stock-based compensation awards, including employee stock options.

During the six months ended June 30, 2007 and 2006, the Company granted options to purchase 92,500 and nil shares, respectively, of the Company’s common stock. The total intrinsic value of stock options exercised during the six months ended June 30, 2007 and 2006 was $258,000 and $223,000, respectively.

As a result of adopting Statement 123(R), the Company recorded stock-based compensation expense for the three-month periods ended June 30, 2007 and 2006 of approximately $245,000 and $18,000, respectively, and for the six-month periods ended June 30, 2007 and 2006 of approximately $251,000 and $36,000, respectively. Compensation expense is recognized in the general and administrative expenses line item of the Company’s statements of earnings on a straight-line basis over the vesting periods. There are no capitalized stock-based compensation costs at June 30, 2007 and 2006. The adoption of Statement 123(R) had no material impact on our basic and dilutive earnings per common share for the three-month and six-month periods ended June 30, 2007 and 2006. The Company recognizes compensation cost over the requisite service period. However, the exercisability of the respective non-vested options, which are at pre-determined dates on a calendar year, do not necessarily correspond to the period(s) in which straight-line amortization of compensation cost is recorded. As of June 30, 2007, the Company had approximately $304,000 of total unrecognized compensation cost related to non-vested awards granted under our share-based plans, which we expect to recognize over a weighted-average period of 3.0 years.

The Company received cash of approximately $122,000 and $147,000 from options exercised during the six months ended June 30, 2007 and 2006, respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated condensed statements of cash flows. Statement 123(R) requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows.

There were no options granted during fiscal 2006. The fair values of the options granted during the six month period ended June 30, 2007 were estimated on the date of the grant using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions:

June 30, 2007
Risk-free interest rate	5.2%
Expected term (in years)	8.2
Volatility	34.9%
Dividend yield	0%
Weighted-average fair value of options granted	$5.68

The expected term was based on historical exercises and terminations. The volatility for the periods with the expected term of the options is determined using historical volatilities based on historical stock prices. The dividend yield is 0% as the Company has historically not declared dividends and does not expect to declare any in the future.

Stock Option Plan

The Company’s 2002 Incentive Stock Option Plan (the “Current Plan”) authorizes the issuance, to employees and directors, of options to purchase a maximum of 1,100,000 shares of Class A Common Stock. These options must be issued within ten years of the effective date of the Plan and are exercisable for a ten year period from the date of grant, at prices not less than 100% of the market value of the Class A Common Stock on the date the option is granted. Incentive stock options granted to any 10% stockholder are exercisable for a five year period from the date of grant, at prices not less than 110% of the market value of the Class A Common Stock on the date the option is granted. Pursuant to the Current Plan, the Stock Option Committee has the discretion to award non-qualified stock option grants. Options have vesting periods of immediate to three years. In the event options granted contain a vesting schedule over a period of years, the Company recognizes compensation cost for these awards on a straight-line basis over the service period. The Current Plan, which terminates in 2012, is the successor to the Company’s 1992 Incentive Stock Option Plan (the “Prior Plan”).

The following is a summary of the changes in outstanding options for the six months ended June 30, 2007:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2007	560,900	$7.69	3.7
Granted	92,500	$11.20	—
Exercised	(39,400)	$5.20	—
Forfeited	—	—	—
Expired	(8,900)	$5.33	—
Outstanding, June 30, 2007	605,100	$8.42	4.5	$1,722,000

Vested, June 30, 2007	533,273	$8.14	4.1	$1,670,000

The following is a summary of changes in non-vested shares for the six months ended June 30, 2007:

	Option Shares	Weighted Average Grant- Date Fair Value
Non-vested shares, January 1, 2007	49,488	$3.77
Granted	45,000	$6.52
Vested	(22,661)	$4.68
Forfeited	—	—
Non-vested shares, June 30, 2007	71,827	$5.20

The number of shares of Class A common stock reserved for stock options available for issuance under the Current Plan as of June 30, 2007 was 590,900. Of the options outstanding at June 30, 2007, 438,600 were issued under the Current Plan and 166,500 were issued under the Prior Plan.

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

For derivative instruments that are designated and qualify as fair value hedges (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedge item attributable to the hedged risk are recognized in earnings in the current period. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure of variability in the expected future cash flows that would be attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated comprehensive loss (a component of shareholders’ equity) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument, if any (i.e., the ineffective portion and any portion of the derivative instrument excluded from the assessment of effectiveness), is recognized in earnings in the current period. For derivative instruments not designated as hedging instruments, changes in the fair market values are recognized in earnings as a component of cost of sales. At June 30, 2007 and 2006, all of the Company’s derivative instruments are designated as fair-value hedging instruments.

The Company accounts for changes in the fair value of its foreign currency contracts by marking them to market and recognizing any resulting gains or losses through its statement of earnings. The Company also marks its yen-denominated payables to market, recognizing any resulting gains or losses in its statement of earnings. At June 30, 2007, the Company had foreign currency forward contracts, maturing in 2007, to purchase Japanese yen at contracted forward rates. The value of these contracts at June 30, 2007, based on that day’s closing spot rate, was approximately $459,000, which was the approximate value of the Company’s yen-denominated accounts payable. During the three-month periods ended June 30, 2007 and 2006, the Company recorded in its cost of sales realized gains (losses) of approximately $(14,000) and $3,000, respectively, on foreign currency transactions. During the six-month periods ended June 30, 2007 and 2006, the Company recorded in its cost of sales realized gains (losses) of approximately $(27,000) and $4,000, respectively, on foreign currency transactions. At June 30, 2007 and 2006, the Company had unrealized gains of $13,000 and $3,000, respectively, on foreign currency transactions.

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

Contemporaneously with this acquisition, the Company executed and delivered Amendment No. 7 to Credit Agreement with Citibank and another bank. The amendment, among other things, added Continental and Hy-Tech as additional co-borrowers and provides for new term loans in amounts not to exceed $19,000,000. The principal on the new term loan notes are payable in 25 consecutive quarterly installments of 1/25 of the aggregate principal amount outstanding on January 31, 2008, commencing on January 31, 2008. From the date of the amendment through January 31, 2008, monthly payments shall be made of interest only. The Company and the co-borrowers have the option to pay interest at a rate based on either the fluctuating prime rate, LIBOR or a combination of the two rates. The new term loan notes shall mature on January 31, 2014. The amendment also provided for the amendment and restatement of certain existing term loan notes. The revolving credit loan facility provides for a maximum of $18,000,000, with various sublimits, for direct borrowings, letters of credit, bankers’ acceptances and equipment loans.

The purchase price for this acquisition was as follows:

Cash paid at closing from new borrowings	$19,100,000
Estimated direct acquisition costs	896,000
Total estimated purchase price prior to net asset adjustment	19,996,000
Estimated net asset adjustment	753,000
Total estimated purchase price	$20,749,000

The following table presents the estimated fair values of the net assets acquired and the amount allocated to goodwill:

Accounts receivable, net		$3,141,000
Inventories, net		7,215,000
Other current assets		54,000
Other assets		95,000
Property and equipment		7,369,000
Identifiable intangible assets:
Backlog	$94,000
Customer relationships	3,076,000
Trademark	199,000
Engineering drawings	290,000	3,659,000
		21,533,000
Less: liabilities assumed		1,045,000
Total fair value of net assets acquired		20,488,000
Goodwill		261,000
Total estimated purchase price		$20,749,000

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

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net revenues	$30,608,000	$33,340,000	$57,746,000	$64,669,000

Net earnings	$3,260,000	$1,506,000	$3,568,000	$2,558,000

Earnings per share of common stock
Basic	$.91	$.42	$.99	$.71
Diluted	$.86	$.39	$.94	$.67

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

Embassy informed Purchaser that its purported termination of the Contract of Sale was in default of its obligation to consummate the purchase of the Farmingdale Premises under the terms of the Contract of Sale. On August 2, 2006, Purchaser instituted an action against Embassy in the Supreme Court of the State of New York, County of Suffolk, for breach of contract and return of downpayment, seeking $650,000, together with costs of title and survey and interest thereon, and the cost of the action. The downpayment remains in escrow pending resolution of this matter. Embassy believes the action is without merit and intends to vigorously defend it.

Embassy entered into a new contract of sale, dated as of February 26, 2007, on the Farmingdale Premises with Tell Realty LLC, an affiliated entity of Sam Tell & Son, Inc., for a purchase price of $6.3 million. Embassy sold the Farmingdale Premises in June 2007 and used the after-tax proceeds from the sale to satisfy the mortgage on the building of approximately $1.2 million and to reduce its long-term debt. The Company recorded a pre-tax gain from the sale of approximately $5.1 million.

The following amounts related to discontinued operations have been segregated from the Company’s continuing operations and are reported as assets held for sale and assets and liabilities of discontinued operations in the consolidated condensed balance sheets:

	June 30, 2007	December 31, 2006
Assets held for sale and assets of discontinued operations:
Current:
Prepaid expenses	$34,000	$300,000
Assets held for sale	—	577,000
Subtotal	34,000	877,000
Long-term:
Other receivable	25,000	40,000
Total assets held for sale and assets of discontinued operations	$59,000	$917,000

Liabilities of discontinued operations:
Current:
Accounts payable and accrued expenses	$435,000	$172,000
Mortgage payable	—	1,254,000
Subtotal	435,000	1,426,000
Long-term:
Pension obligation	348,000	353,000
Total liabilities of discontinued operations	$783,000	$1,779,000

NOTE 8 - ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	June 30, 2007	December 31, 2006
Trade accounts receivable	$17,001,000	$12,908,000
Allowance for doubtful accounts	(332,000)	(223,000)
	$16,669,000	$12,685,000

NOTE 9 - INVENTORIES

Inventories - net consist of:

	June 30, 2007	December 31, 2006
Raw material	$2,443,000	$2,537,000
Work in process	2,017,000	334,000
Finished goods	33,244,000	25,651,000
	37,704,000	28,522,000
Reserve for obsolete and slow-moving inventories	(3,579,000)	(1,829,000)
	$34,125,000	$26,693,000

NOTE 10 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill for the six months ended June 30, 2007 are as follows:

	Consolidated	Tools and other products	Hardware
Balance, January 1, 2007	$24,921,000	$2,394,000	$22,527,000
Acquisition of Hy-Tech	261,000	261,000	—
Balance, June 30, 2007	$25,182,000	$2,655,000	$22,527,000

Other intangible assets were as follows:

	June 30, 2007		December 31, 2006
	Cost	Accumulated amortization	Cost	Accumulated amortization
Other intangible assets:
Customer relationships and backlog	$14,130,000	$3,653 ,000	$10,960,000	$3,055,000
Vendor relationship	890,000	267,000	890,000	223,000
Non-compete and Employment agreements	810,000	775,000	810,000	719,000
Trademark/tradename	2,339,000	—	2,140,000	—
Engineering drawings	290,000	5,000	—	—
Licensing	105,000	16,000	105,000	11,000
Total	$18,564,000	$4,716,000	$14,905,000	$4,008,000

Amortization expense for intangible assets subject to amortization was as follows:

Three months ended June 30,		Six months ended June 30,
2007	2006	2007	2006
$343,000	$300,000	$708,000	$599,000

Amortization expense for each of the twelve-month periods ending June 30, 2008 through the twelve-month period ending June 30, 2012, is estimated to be as follows: 2008 - $1,029,000; 2009 - $1,005,000; 2010 - $1,006,000; 2011 - $1,000,000 and 2012 - $996,000. The weighted average amortization period for intangible assets was 13.1 years at June 30, 2007 and 14.1 years at December 31, 2006.

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

Changes in the Company’s warranty liability, included in other accrued liabilities, were as follows:

	Six months ended June 30,
	2007	2006
Balance, beginning of period	$368,000	$419,000
Warranties issued and changes in estimated pre-existing warranties	555,000	329,000
Actual warranty costs incurred	(556,000)	(359,000)
Balance, end of period	$367,000	$389,000

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

The following presents financial information by segment for the three-month periods ended June 30, 2007 and 2006. Segment operating income excludes general corporate expenses, interest expense and income taxes. Identifiable assets are those assets directly owned or utilized by the particular business segment.

Three months ended June 30, 2007	Consolidated	Tools and other products	Hardware

Revenues from unaffiliated customers	$30,608,000	$15,785,000	$14,823,000

Segment operating income	3,327,000	$1,001,000	$2,326,000
General corporate expense	(2,065,000)
Interest expense – net	(831,000)
Earnings from continuing operations before income taxes	$431,000

Segment assets	$107,262,000	$48,527,000	$58,735,000
Corporate assets and assets of discontinued operations	2,094,000
Total assets	$109,356,000

Three months ended June 30, 2006	Consolidated	Tools and other products	Hardware

Revenues from unaffiliated customers	$28,860,000	$9,565,000	$19,295,000

Segment operating income	4,050,000	$591,000	$3,459,000
General corporate expense	(1,390,000)
Interest expense – net	(522,000)
Earnings from continuing operations before income taxes	$2,138,000

Segment assets	$84,818,000	$23,838,000	$60,980,000
Corporate assets and assets of discontinued operations	5,493,000
Total assets	$90,311,000

Six months ended June 30, 2007	Consolidated	Tools and other products	Hardware

Revenues from unaffiliated customers	$55,567,000	$27,398,000	$28,169,000

Segment operating income	5,364,000	$1,858,000	$3,506,000
General corporate expense	(3,207,000)
Interest expense – net	(1,483,000)
Earnings from continuing operations before income taxes	$674,000

Six months ended June, 2006	Consolidated	Tools and other products	Hardware

Revenues from unaffiliated customers	$55,710,000	$19,028,000	$36,682,000

Segment operating income	7,468,000	$1,301,000	$6,167,000
General corporate expense	(2,860,000)
Interest expense – net	(1,014,000)
Earnings from continuing operations before income taxes	$3,594,000

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

Business

P&F conducts its business operations through two of its wholly-owned subsidiaries: Continental Tool Group, Inc. (“Continental”) and Countrywide Hardware, Inc. (“Countrywide”). On June 29, 2007, P&F transferred its sole and direct ownership interest in Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) to Continental. P&F and its subsidiaries are herein referred to collectively as the “Company.” In addition, the words “we”, “our” and “us” refer to the Company.

Continental conducts its business operations through Florida Pneumatic and Hy-Tech Machine, Inc., a Delaware corporation (“Hy-Tech”). Florida Pneumatic is engaged in the importation, manufacture and sale of pneumatic hand tools, primarily for the industrial, retail and automotive markets, and the importation and sale of compressor air filters. Florida Pneumatic also markets, through its Berkley Tool division (“Berkley”), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely-used brand of pipe cutting and threading machines. In addition, through its Franklin Manufacturing (“Franklin”) division, Florida Pneumatic imports a line of door and window hardware. In February 2007, Hy-Tech acquired substantially all of the operating assets of Hy-Tech Machine, Inc., a Pennsylvania corporation, and Quality Gear & Machine, Inc. and certain real property from HTM Associates. Hy-Tech is primarily engaged in the manufacture and distribution of pneumatic tools and parts for industrial applications.

Countrywide conducts its business operations through Nationwide Industries, Inc. (“Nationwide”), Woodmark International, L.P. (“Woodmark”), a limited partnership between Countrywide and WILP Holdings, Inc., a subsidiary of P&F, and Pacific Stair Products, Inc. (“Pacific Stair”). Nationwide is an importer and manufacturer of door, window and fencing hardware. Woodmark is an importer of builders’ hardware, including staircase components and kitchen and bath hardware and accessories. Pacific Stair manufactures premium stair rail products and distributes Woodmark’s staircase components to the building industry, primarily in southern California and the southwestern region of the United States.

The Company’s wholly-owned subsidiary, Embassy Industries, Inc. (“Embassy”), was engaged in the manufacture and sale of baseboard heating products and the importation and sale of radiant heating systems until it exited that business in October 2005 through the sale of substantially all of its non-real estate assets. Embassy sold its real estate assets in June 2007. The Company’s wholly-owned subsidiary, Green Manufacturing, Inc. (“Green”), was primarily engaged in the manufacture, development and sale of heavy-duty welded custom designed hydraulic cylinders, a line of access equipment for the petro-chemical industry and a line of post hole digging equipment for the agricultural industry until it exited those businesses between December 2004 and July 2005. The assets and liabilities and results of operations of Embassy and Green have been segregated and reported separately as discontinued operations in the Consolidated Condensed Financial Statements.

Overview

Consolidated revenues for the quarter ended June 30, 2007 increased $1,748,000, or 6.1%, from $28,860,000 to $30,608,000. Revenues increased approximately $6,220,000, or 65.0%, at Continental, which includes revenues at Florida Pneumatic and Hy-Tech. Florida Pneumatic reported second quarter revenues of $11,477,000, increasing approximately $1,912,000. Hy-Tech reported second-quarter revenues of $4,308,000. Revenues decreased approximately $4,472,000, or 23.2%, at Countrywide, which includes revenues at Woodmark, Pacific Stair and Nationwide. Woodmark had second quarter revenues of $8,509,000, decreasing $3,311,000. Pacific Stair reported second quarter revenues of $1,031,000, decreasing $660,000. Nationwide reported revenues of $5,282,000, decreasing $501,000. Consolidated gross profit decreased $331,000, or 3.5%, for the second quarter. Consolidated earnings from continuing operations decreased $1,053,000, or 82.1%, from $1,284,000 to $230,000 for the quarter ended June 30, 2007.

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

Contemporaneously with this acquisition, the Company executed and delivered Amendment No. 7 to Credit Agreement with Citibank and another bank. The amendment, among other things, adds Continental and Hy-Tech as additional co-borrowers and provides for new term loans in amounts not to exceed $19,000,000. The principal on the new term loan notes are payable in 25 consecutive quarterly installments of 1/25 of the aggregate principal amount outstanding on January 31, 2008, commencing on January 31, 2008. From the date of the amendment through January 31, 2008, monthly payments shall be made of interest only. The Company and the co-borrowers have the option to pay interest at a rate based on either the fluctuating prime rate, LIBOR or a combination of the two rates. The new term loan notes shall mature on January 31, 2014. The amendment also provides for the amendment and restatement of certain existing term loan notes. The revolving credit loan facility provides for a maximum of $18,000,000, with various sublimits, for direct borrowings, letters of credit, bankers’ acceptances and equipment loans.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net revenues	$30,608,000	$33,340,000	$57,746,000	$64,669,000

Net earnings	$3,260,000	$1,506,000	$3,568,000	$2,558,000

Earnings per share of common stock
Basic	$.91	$.42	$.99	$.71

Diluted	$.86	$.39	$.94	$.67

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

Embassy informed Purchaser that its purported termination of the Contract of Sale was in default of its obligation to consummate the purchase of the Farmingdale Premises under the terms of the Contract of Sale. On August 2, 2006, Purchaser instituted an action against Embassy in the Supreme Court of the State of New York, County of Suffolk, for breach of contract and return of downpayment, seeking $650,000, together with costs of title and survey and interest thereon, and the cost of the action. The downpayment remains in escrow pending resolution of this matter. Embassy believes the action is without merit and intends to vigorously defend it.

Embassy entered into a new contract of sale, dated as of February 26, 2007, on the Farmingdale Premises with Tell Realty LLC, an affiliated entity of Sam Tell & Son, Inc., for a purchase price of $6.3 million. Embassy sold the Farmingdale Premises in June 2007 and used the after-tax proceeds from the sale to satisfy the mortgage on the building of approximately $1.2 million and to reduce its long-term debt. The Company recorded a pre-tax gain from the sale of approximately $5.1 million.

The following amounts related to discontinued operations have been segregated from the Company’s continuing operations and are reported as assets held for sale and assets and liabilities of discontinued operations in the consolidated condensed balance sheets:

	June 30, 2007	December 31, 2006
Assets held for sale and assets of discontinued operations:
Current:
Prepaid expenses	$34,000	$300,000
Assets held for sale	—	577,000
Subtotal	34,000	877,000
Long-term:
Other receivable	25,000	40,000
Total assets held for sale and assets of discontinued operations	$59,000	$917,000

Liabilities of discontinued operations:
Current:
Accounts payable and accrued expenses	$435,000	$172,000
Mortgage payable	—	1,254,000
Subtotal	435,000	1,426,000
Long-term:
Pension obligation	348,000	353,000
Total liabilities of discontinued operations	$783,000	$1,779,000

RESULTS OF OPERATIONS

Quarters ended June 30, 2007 and 2006

Revenues

Revenues for the quarters ended June 30, 2007 and 2006 were approximately as follows:

Three months ended June 30,	Consolidated	Tools and other products	Hardware
2007	$30,608,000	$15,785,000	$14,823,000

2006	$28,860,000	$9,565,000	$19,295,000

% increase (decrease)	6.1%	65.0%	(23.2)%

Revenues from tools and other products include revenues from the February 2007 acquisition of Hy-Tech of approximately $4.3 million. Revenues from Florida Pneumatic increased approximately $1.9 million. Retail revenues increased by approximately $2.1 million due primarily to new products shipped of approximately $1.6 million and an increase in base sales to a significant customer of approximately $1.6 million, partially offset by a decrease in base sales of approximately $835,000 from another significant customer and a decrease in certain promotional revenues of approximately $224,000. Other revenue increases of approximately $54,000 in OEM products were partially offset by decreases in revenue of approximately $37,000 in our industrial and catalog businesses, decreases of approximately $60,000 in our Berkley division, decreases of approximately $65,000 at our Franklin division and decreases of approximately $71,000 in our automotive business.

Revenues from hardware decreased at each of our units in this group primarily due to softness in the new home construction market that is a principal driver for this group. Woodmark’s revenues decreased $3,311,000, or 28.0%. Revenues from the sale of staircase components decreased in the second quarter by approximately $2,316,000, or 24.7%, due primarily to softness in the new home construction market. Further, revenues in our kitchen and bath products sold into the mobile home and remodeling markets have decreased approximately $995,000, or 40.7%. Sales to one significant customer, which serves the manufactured housing market, were adversely impacted by market conditions and sales to another significant customer decreased as they began sourcing products from other vendors. Nationwide’s revenues decreased by approximately $501,000, or 8.7%, primarily attributable to a slight decrease of approximately $79,000, or 2.2%, in sales of fencing products due to market weakness, a decrease of approximately $69,000, or 5.3%, in OEM products from market weakness and the timing of certain customer orders and a decrease of approximately $353,000, or 40.7%, in sales of patio products due primarily to market weakness, competition and industry consolidation. Pacific Stair’s revenues decreased by approximately $660,000, or 39.0%, primarily attributable to significant softness in the new home construction market in southern California and Arizona.

All revenues are generated in U.S. dollars and are not impacted by changes in foreign currency exchange rates.

Gross Profits

Gross profits for the quarters ended June 30, 2007 and 2006 were approximately as follows:

Three months ended June 30,	Consolidated	Tools and other products	Hardware
2007	$9,077,000	$4,251,000	$4,826,000
	29.7%	26.9%	32.6%

2006	$9,408,000	$2,998,000	$6,410,000
	32.6%	31.4%	33.2%

The decrease in the gross profit percentage from tools and other products was due primarily to a decrease in gross profit margin at Florida Pneumatic as a result of certain price reductions to a significant retail customer and material cost increases of various metals purchased by the Franklin division. This margin decrease was partially offset by certain price increases implemented in the industrial and automotive businesses. In addition, this segment’s gross profit margin was favorably impacted by the newly-acquired Hy-Tech, which operates in the industrial tool business at higher margins than Florida Pneumatic’s business. The decrease in gross margin percentage from hardware was due primarily to (a) selling price reductions at Nationwide from competitive pressures and market softness, as well as some cost increases from Asian suppliers that were not offset by selling price increases, and (b) the adverse impact from the inability to reduce fixed overhead expenses as production levels decreased combined with revenue decreases at Pacific Stair. The gross margin percentage decrease was partially offset by a favorable product mix at Woodmark as a significant portion of revenue decreases were associated with its lower-margin, direct container business.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative (“SG&A”) expenses increased $1,066,000, or 15.8%, from approximately $6,748,000 to approximately $7,814,000. SG&A expenses include expenses of newly-acquired Hy-Tech in the current period of approximately $851,000. SG&A expenses as a percentage of revenues increased from 23.4% to 25.5%. In addition to Hy-Tech’s expenses, SG&A expense growth was attributable to an accrual of approximately $400,000 for non-recurring compensation related to the sale of Embassy’s real estate assets, increased retail market support costs, stock-based compensation from the grant of stock options, and increased net freight costs as the Company is absorbing a greater percentage of customer shipping charges. SG&A expenses were partially offset by approximately $225,000 from the favorable outcome of certain litigation and the implementation of certain cost reduction measures.

Interest - Net

Net interest expense increased $309,000, or 59.2%, from approximately $522,000 to approximately $831,000. Interest expense on borrowings under the term loan facility increased by approximately $261,000 due to additional borrowings related to the acquisition of Hy-Tech. Interest expense on borrowings under the Company’s revolving credit loan facility increased by approximately $19,000, as higher average borrowings were further adversely affected by higher average interest rates. Interest on trade financing increased by approximately $23,000 from the timing of certain vendor purchases.

Income Taxes

The effective tax rates applicable to earnings from continuing operations for the quarters ended June 30, 2007 and 2006 were 46.6% and 39.9%, respectively.

Six-month periods ended June 30, 2007 and 2006

Revenues

Revenues for the six-month periods ended June 30, 2007 and 2006 were approximately as follows:

Six months ended June 30,	Consolidated	Tools and other products	Hardware
2007	$55,567,000	$27,398,000	$28,169,000

2006	$55,710,000	$19,028,000	$36,682,000

% increase (decrease)	(.3)%	44.0%	(23.2)%

Revenues from tools and other products include revenues from the February 2007 acquisition of Hy-Tech of approximately $6.5 million. Revenues from Florida Pneumatic increased approximately $1.9 million. Retail revenues increased by approximately $2.4 million due primarily to new products shipped of approximately $2.6 million, an increase in base sales to a significant customer of approximately $431,000, partially offset by a decrease in base sales of approximately $632,000 from another significant customer. These revenues were partially offset by decreases in revenue of approximately $129,000 in our industrial and catalog businesses, decreases of approximately $142,000 in our Berkley division, decreases of approximately $134,000 in our automotive business and decreases of approximately $43,000 in OEM products.

Revenues from hardware decreased at each of our units in this group primarily due to softness in the new home construction market that is a principal driver for this group. Woodmark’s revenues decreased $5,772,000, or 25.3%. Revenues from the sale of staircase components decreased in the first half of the fiscal year by approximately $3,973,000, or 22.1%, due primarily to softness in the new home construction market. Further, revenues in our kitchen and bath products sold into the mobile home and remodeling markets have decreased approximately $1,799,000, or 37.4%. Sales to one significant customer, which serves the manufactured housing market, were adversely impacted by market conditions and sales to another significant customer decreased as they began sourcing products from other vendors. Nationwide’s revenues decreased by approximately $1,353,000, or 12.9%, primarily attributable to a decrease of approximately $273,000, or 4.3%, in sales of fencing products due to market weakness and competition, a decrease of approximately $263,000, or 10.6%, in OEM products from market weakness and the timing of certain customer orders and a decrease of approximately $817,000, or 47.1%, in sales of patio products due primarily to market weakness, competition and industry consolidation. Pacific Stair’s revenues decreased by approximately $1,388,000, or 41.3%, primarily attributable to significant softness in the new home construction market in southern California and Arizona.

All revenues are generated in U.S. dollars and are not impacted by changes in foreign currency exchange rates.

Gross Profits

Gross profits for the six-month periods ended June 30, 2007 and 2006 were approximately as follows:

Six months ended June 30,	Consolidated	Tools and other products	Hardware
2007	$16,824,000	$7,963,000	$8,861,000
	30.3%	29.1%	31.5%

2006	$17,656,000	$6,063,000	$11,593,000
	31.7%	31.9%	31.6%

The decrease in the gross profit percentage from tools and other products was due primarily to a decrease in gross profit margin at Florida Pneumatic as a result of certain price reductions to a significant retail customer and material cost increases of various metals purchased by the Franklin division. This margin decrease was partially offset by certain price increases implemented in the industrial and automotive businesses. In addition, this segment’s gross profit margin was favorably impacted by the newly-acquired Hy-Tech, which operates in the industrial tool business at higher margins than Florida Pneumatic’s business. The decrease in gross margin percentage from hardware was due primarily to (a) selling price reductions at Nationwide from competitive pressures and market softness, as well as some cost increases from Asian suppliers that were not offset by selling price increases, and (b) the adverse impact from the inability to reduce fixed overhead expenses as production levels decreased combined with revenue decreases at Pacific Stair. The gross margin percentage decrease was partially offset by a favorable product mix at Woodmark as a significant portion of revenue decreases were associated with its lower-margin, direct container business.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative (“SG&A”) expenses increased $1,620,000, or 12.4%, from approximately $13,048,000 to approximately $14,668,000. SG&A expenses include expenses of newly-acquired Hy-Tech in the current period of approximately $1,289,000. SG&A expenses as a percentage of revenues increased from 23.4% to 26.4%. In addition to Hy-Tech’s expenses, SG&A expense growth was attributable to an accrual of approximately $400,000 for non-recurring compensation related to the sale of Embassy’s real estate assets, increased retail market support costs, stock-based compensation from the grant of stock options, and increased net freight costs as the Company is absorbing a greater percentage of customer shipping charges. SG&A expenses were partially offset by approximately $225,000 from the favorable outcome of certain litigation.

Interest - Net

Net interest expense increased $469,000, or 46.2%, from approximately $1,014,000 to approximately $1,483,000. Interest expense on borrowings under the term loan facility increased by approximately $397,000 due to additional borrowings related to the acquisition of Hy-Tech. Interest expense on borrowings under the Company’s revolving credit loan facility increased by approximately $50,000, as higher average borrowings were further adversely affected by higher average interest rates.

Income Taxes

The effective tax rates applicable to earnings from continuing operations for the six months ended June 30, 2007 and 2006 were 44.1% and 40.0%, respectively.

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

The Company gauges its liquidity and financial stability by the measurements shown in the following table (dollar amounts in thousands):

	June 30, 2007	December 31, 2006
Working Capital	$25,183	$21,168
Current Ratio	1.85 to 1	1.84 to 1
Shareholders’ Equity	$55,380	$51,521

In connection with the Woodmark acquisition transaction in June 2004, the Company is liable for additional payments to the sellers. The amount of these payments, which could be made as of either June 30, 2007 or June 30, 2009, are to be based on increases in earnings before interest and taxes, for the year ended on the respective date, over a base of $5,100,000. Woodmark had the option to make a payment as of June 30, 2007 in an amount equal to 48% of this increase, but opted not to make this payment. The Sellers may demand payment as of June 30, 2009 in an amount equal to 40% of the increase. Any such additional payments will be treated as additions to goodwill.

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

Contemporaneously with the acquisition of Hy-Tech in February 2007, the Company executed and delivered Amendment No. 7 to Credit Agreement with Citibank and another bank. The amendment, among other things, added Continental Tool Group, Inc. and Hy-Tech Machine, Inc. as additional co-borrowers and provides for new term loans in amounts not to exceed $19,000,000. The principal on the new term loan notes are payable in 25 consecutive quarterly installments of 1/25 of the aggregate principal amount outstanding on January 31, 2008, commencing on January 31, 2008. From the date of the amendment through January 31, 2008, monthly payments shall be made of interest only. The Company and the co-borrowers have the option to pay interest at a rate based on either the fluctuating prime rate, LIBOR or a combination of the two rates. The new term loan notes shall mature on January 31, 2014. The amendment also provides for the amendment and restatement of certain existing term loan notes. The revolving credit loan facility provides for a maximum of $18,000,000, with various sublimits, for direct borrowings, letters of credit, bankers’ acceptances and equipment loans.

At June 30, 2007, there was $5,500,000 outstanding against the revolving credit loan facility, and there were no open letters of credit.

The foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding under the foreign exchange line at June 30, 2007, based on that day’s closing spot rate, was approximately $459,000.

Under the terms of the Company’s credit agreement, the Company is required to adhere to certain financial covenants. Management was in full compliance with the financial covenants of the credit agreement, as amended in June 2007, on June 30, 2007. The revolving credit loan facility under the credit agreement expires in June 2008 and is subject to annual review by the lending banks.

Embassy participated in a multi-employer pension plan until it sold substantially all of its operating assets in October 2005. This plan provided defined benefits to all of its union workers. Contributions to this plan were determined by the union contract. The Company does not administer the plan funds and does not have any control over the plan funds. As a result of Embassy’s withdrawal from the plan, it has estimated and recorded a withdrawal liability of approximately $369,000, which is payable in quarterly installments of approximately $8,200 from May 2006 through February 2026.

Embassy entered into a contract of sale, dated as of February 26, 2007, on the Farmingdale Premises with Tell Realty LLC, an affiliated entity of Sam Tell & Son, Inc., for a purchase price of $6.3 million. Embassy sold the Farmingdale Premises in June 2007 and used the after-tax proceeds from the sale to satisfy the mortgage on the building of approximately $1.2 million and to reduce its long-term debt. The Company reported a pre-tax gain from the sale of approximately $5.1 million.

Cash decreased $166,000 from $1,340,000 as of December 31, 2006 to $1,174,000, as of June 30, 2007. The Company’s debt levels increased from $22,619,000 at December 31, 2006 to $37,102,000 at June 30, 2007, due primarily to borrowings in connection with the acquisition of Hy-Tech. The Company’s total percent of debt to total book capitalization (debt plus equity) increased from 30.5% at December 31, 2006 to 40.1% at June 30, 2007.

Cash provided by operating activities of continuing operations for the six months periods ended June 30, 2007 and 2006 was approximately $3,967,000 and $5,325,000, respectively. The Company believes that cash on hand derived from operations and cash available through borrowings under its credit facilities will be sufficient to allow the Company to meet its foreseeable working capital needs.

Capital spending was approximately $959,000 and $908,000 for the six months periods ended June 30, 2007 and 2006, respectively, which amounts were provided from working capital. Capital expenditures for the balance of 2007 are expected to be approximately $400,000, some of which may be financed through the Company’s credit facilities. Included in the expected total for 2007 are capital expenditures relating to new products, expansion of existing product lines and replacement of equipment.

OFF-BALANCE SHEET ARRANGEMENTS

The Company’s foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of foreign currencies needed for payments to foreign suppliers. The Company has not purchased forward contracts on New Taiwan dollars. The total amount of foreign currency forward contracts outstanding at June 30, 2007, based on that day’s closing spot rate, was approximately $459,000.

The Company, through Florida Pneumatic, imports approximately 8% of its purchases from Japan, with payment due in Japanese yen. As a result, the Company is subject to the effects of foreign currency exchange fluctuations. The Company uses a variety of techniques to protect itself from any adverse effects from these fluctuations, including increasing its selling prices, obtaining price reductions from its overseas suppliers, using alternative supplier sources and entering into foreign currency forward contracts. The decrease in the strength of the Japanese yen and TWD versus the U.S. dollar from 2005 to 2006 had a positive effect on the Company’s results of operations and its financial position. During the six months ended June 30, 2007, the relative values of the U.S dollar in relation to the Japanese yen, and to a lesser extent the TWD, were above fiscal 2006 averages. There can be no assurance as to the future trend of this value. (See “Item 3 - Quantitative and Qualitative Disclosures About Market Risk.”)

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

The Company accounts for changes in the fair value of its foreign currency contracts by marking them to market and recognizing any resulting gains or losses through its statement of earnings. The Company also marks its yen-denominated payables to market, recognizing any resulting gains or losses in its statement of earnings. At June 30, 2007, the Company had foreign currency forward contracts, maturing in 2007, to purchase Japanese yen at contracted forward rates. The value of these contracts at June 30, 2007, based on that day’s closing spot rate, was approximately $459,000, which was the approximate value of the Company’s yen-denominated accounts payable. During the three-month periods ended June 30, 2007 and 2006, the Company recorded in its cost of sales realized gains (losses) of approximately $(14,000) and $3,000, respectively, on foreign currency transactions. During the six-month periods ended June 30, 2007 and 2006, the Company recorded in its cost of sales realized gains (losses) of approximately $(27,000) and $4,000, respectively, on foreign currency transactions. At June 30, 2007 and 2006, the Company had unrealized gains of $13,000 and $3,000, respectively, on foreign currency transactions.

The potential loss in value of the Company’s net investment in foreign currency forward contracts resulting from a hypothetical 10 percent adverse change in foreign currency exchange rates at June 30, 2007 was approximately $53,000.

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

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and short-term debt, approximate fair value as of June 30, 2007 because of the relatively short-term maturity of these financial instruments. The carrying amounts reported for long-term debt approximate fair value as of June 30, 2007 because, in general, the interest rates underlying the instruments fluctuate with market rates.

Item 4.                                                           Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed, under the supervision of, and with the participation of, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities and Exchange Act of 1934). Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures as of June 30, 2007 were effective. Accordingly, management believes that the consolidated condensed financial statements included in this Quarterly Report on Form 10-Q, fairly present, in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

None.

Item 3.                    Defaults Upon Senior Securities

None.

Item 4.                    Submission of Matters to a Vote of Security Holders

On May 30, 2007, the Registrant held its Annual Meeting of Stockholders, at which the Election of Directors was voted upon.

The following persons were duly elected to serve, subject to the Company’s Bylaws, as directors of the Registrant until the 2010 Annual Meeting of Stockholders, or until the election and qualification of their successor(s):

Name of Director	Votes in favor	Votes against	Votes abstained
Richard A. Horowitz	3,059,445	366,500	0
Alan I. Goldberg	2,646,354	779,591	0
Robert M. Steinberg	3,061,803	364,142	0

The terms of office of Jeffrey D. Franklin, Robert L. Dubofsky, Sidney Horowitz, Dennis Kalick, Mitchell A. Solomon, Kenneth M. Scheriff and Marc A. Utay as directors of the Registrant continued after the Annual Meeting of Stockholders.

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

P&F INDUSTRIES, INC.
(Registrant)

	By	/s/ Joseph A. Molino, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: August 10, 2007	(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit

10.1

Amendment No. 8 to Credit Agreement, dated as of June 29, 2007, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., and Hy-Tech Machine, Inc. as Co-Borrowers, Citibank, N.A., as Administrative Agent and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 29, 2007).

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