Form 10-Q
period 2007-09-30
P&F INDUSTRIES INC
filed 2007-11-14
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (see definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of November 12, 2007, there were 3,956,431 shares of the registrant’s Class A Common Stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

i

PART I - FINANCIAL INFORMATION

Item 1.             Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(unaudited)	(derived from audited financial statements)
ASSETS
CURRENT
Cash and cash equivalents	$1,018,653	$1,339,882
Accounts receivable – net	18,776,711	12,685,388
Notes and other receivables	381,982	1,206,600
Inventories – net	35,071,747	26,692,615
Deferred income taxes – net	980,000	980,000
Assets held for sale	—	576,535
Assets of discontinued operations	32,266	300,339
Income tax refund receivable	457,463	1,356,310
Prepaid expenses and other current assets	1,036,024	1,369,403
TOTAL CURRENT ASSETS	57,754,846	46,507,072

PROPERTY AND EQUIPMENT
Land	1,549,773	1,174,773
Buildings and improvements	7,552,467	5,716,144
Machinery and equipment	15,435,092	9,249,720
	24,537,332	16,140,637
Less accumulated depreciation and amortization	9,549,934	8,411,447
NET PROPERTY AND EQUIPMENT	14,987,398	7,729,190

GOODWILL	25,186,199	24,921,473

OTHER INTANGIBLE ASSETS – net	13,573,399	10,897,333

ASSETS OF DISCONTINUED OPERATIONS	17,345	40,436

OTHER ASSETS – net	192,765	311,721

TOTAL ASSETS	$111,711,952	$90,407,225

See accompanying notes to consolidated condensed financial statements (unaudited).

	September 30, 2007	December 31, 2006
	(unaudited)	(derived from audited financial statements)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$10,000,000	$3,000,000
Accounts payable	10,865,199	7,691,869
Income taxes payable	1,184,067	435,237
Accrued compensation	2,087,738	2,158,279
Other accrued liabilities	2,968,569	3,068,036
Current maturities of long-term debt	5,742,334	7,559,681
Liabilities of discontinued operations	174,329	1,426,222
TOTAL CURRENT LIABILITIES	33,022,236	25,339,324

LONG-TERM DEBT, less current maturities	21,332,851	12,059,758

LIABILITIES OF DISCONTINUED OPERATIONS	345,081	352,971

DEFERRED INCOME TAXES – net	1,134,000	1,134,000
TOTAL LIABILITIES	55,834,168	38,886,053

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares outstanding	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued - 3,956,431 and 3,850,367 shares at September 30, 2007 and December 31, 2006, respectively	3,956,431	3,850,367
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	10,116,070	9,191,598
Retained earnings	44,699,071	40,850,384
Treasury stock, at cost – 318,969 and 272,607 shares at September 30, 2007 and December 31, 2006, respectively	(2,893,788)	(2,371,177)

TOTAL SHAREHOLDERS’ EQUITY	55,877,784	51,521,172

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$111,711,952	$90,407,225

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net revenues	$30,353,224	$32,318,961	$85,919,975	$88,028,825
Cost of sales	21,985,036	22,617,245	60,727,299	60,671,557
Gross profit	8,368,188	9,701,716	25,192,676	27,357,268
Selling, general and administrative expenses	6,945,008	6,715,792	21,612,654	19,763,637
Operating income	1,423,180	2,985,924	3,580,022	7,593,631
Interest expense – net	739,475	493,495	2,222,214	1,507,507
Earnings from continuing operations before income taxes	683,705	2,492,429	1,357,808	6,086,124
Income taxes	341,000	997,000	638,000	2,435,000

Earnings from continuing operations	342,705	1,495,429	719,808	3,651,124

Earnings (loss) from operation of discontinued operations (net of tax expense (benefit) of $(46,000) and $(58,000) for 2007 and $34,000 and $3,000 for 2006, respectively)	120,620	(51,491)	102,319	(6,030)
Gain on sale of assets of discontinued operations (net of tax expense of $2,093,000 for 2007)	—	—	3,026,560	—
Earnings (loss) from discontinued operations	120,620	(51,491)	3,128,879	(6,030)

Net earnings	$463,325	$1,443,938	$3,848,687	$3,645,094

Basic earnings per common share:
Continuing operations	$0.10	$0.42	$0.20	$1.02
Discontinued operations	0.03	(0.02)	0.87	—
	$0.13	$0.40	$1.07	$1.02

Diluted earnings per common share:
Continuing operations	$0.09	$0.40	$0.19	$0.96
Discontinued operations	0.03	(0.01)	0.82	—
	$0.12	$0.39	$1.01	$0.96

Weighted average common shares outstanding:
Basic	3,635,075	3,577,760	3,604,630	3,579,798
Diluted	3,789,357	3,741,052	3,796,363	3,799,522

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

		Class A Common Stock, $1 Par		Additional paid-in	Retained	Treasury stock
	Total	Shares	Amount	capital	earnings	Shares	Amount

Balance, January 1, 2007	$51,521,172	3,850,367	$3,850,367	$9,191,598	$40,850,384	(272,607)	$(2,371,177)

Net earnings	3,848,687	—	—	—	3,848,687	—	—
Stock-based compensation	301,569	—	—	301,569	—	—	—
Tax benefits from exercise of stock options	84,000	—	—	84,000	—	—	—
Shares surrendered as payment for exercise of stock options	(522,611)	—	—	—	—	(46,362)	(522,611)
Issuance of Class A common stock upon exercise of stock options	644,967	106,064	106,064	538,903	—	—	—
Balance, September 30, 2007	$55,877,784	3,956,431	$3,956,431	$10,116,070	$44,699,071	(318,969)	$(2,893,788)

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,
	2007	2006
Cash Flows from Operating Activities of Continuing Operations:
Net earnings	$3,848,687	$3,645,094
(Earnings) loss from discontinued operations – net of taxes	(3,128,879)	6,030
Adjustments to reconcile net earnings to net cash provided by operating activities of continuing operations:
Non-cash charges
Depreciation and amortization	1,138,487	680,375
Amortization of other intangible assets	982,934	898,124
Amortization of other assets	12,417	3,000
Provision for losses on accounts receivable - net	90,017	3,051
Stock-based compensation	301,569	53,372
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(3,039,924)	(5,568,735)
Notes and other receivables	824,618	1,890,137
Inventories	(1,164,439)	(837,541)
Income tax refund receivable	898,847	—
Prepaid expenses and other current assets	387,714	(398,417)
Other assets	201,539	298,428
Accounts payable	3,173,330	6,327,559
Accruals and other	(466,423)	733,776
Total adjustments	211,807	4,089,159
Net cash provided by operating activities of continuing operations	$4,060,494	$7,734,253

See accompanying notes to consolidated condensed financial statements (unaudited).

	Nine months ended September 30,
	2007	2006
Cash Flows from Investing Activities of Continuing Operations:
Capital expenditures	$(1,027,724)	$(1,257,153)
Purchase of certain assets, net of certain liabilities, of Hy-Tech Machine, Inc.	(20,752,896)	—
Purchase of certain assets, net of certain liabilities, of Pacific Stair Products, Inc.	—	(5,402,218)
Net cash used in investing activities of continuing operations	(21,780,620)	(6,659,371)

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from short-term borrowings	16,500,000	11,000,000
Repayments of short-term borrowings	(9,500,000)	(8,500,000)
Proceeds from term loan	19,000,000	—
Repayments of term loan	(7,850,000)	(2,850,000)
Principal payments on other long-term debt	(3,694,254)	(158,838)
Proceeds from exercise of stock options	122,356	146,730
Tax benefits from the exercise of stock options	84,000	—
Purchase of Class A common stock	—	(294,196)
Net cash provided by (used in) financing activities of continuing operations	14,662,102	(656,304)

Cash Flows from Discontinued Operations:
Net cash provided by (used in) operating activities	387,817	(732,205)
Net cash provided by investing activities	3,603,095	—
Net cash used in financing activities	(1,254,117)	(84,865)
Net cash provided by (used in) discontinued operations	2,736,795	(817,070)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(321,229)	(398,492)
Cash and cash equivalents at beginning of period	1,339,882	1,771,624
Cash and cash equivalents at end of period	$1,018,653	$1,373,132

See accompanying notes to consolidated condensed financial statements (unaudited).

Supplemental disclosures of cash flow information:

	Nine months ended September 30,
	2007	2006
Cash paid for:
Interest	$2,412,000	$1,367,000
Income taxes	$1,610,000	$3,645,000

Non-cash investing and financing activities were as follows:

During the nine months ended September 30, 2007, the Company received 46,362 shares of Class A Common Stock in connection with the exercise of options to purchase 96,664 shares of Class A Common Stock. The value of these shares was recorded at $522,611.

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

Continental conducts its business operations through Florida Pneumatic and Hy-Tech Machine, Inc., (“Hy-Tech”). Florida Pneumatic is engaged in the importation, manufacture and sale of pneumatic hand tools, primarily for the industrial, retail and automotive markets, and the importation and sale of compressor air filters. Florida Pneumatic also markets, through its Berkley Tool division (“Berkley”), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely-used brand of pipe cutting and threading machines. In addition, through its Franklin Manufacturing (“Franklin”) division, Florida Pneumatic imports a line of door and window hardware. In February 2007, Hy-Tech acquired substantially all of the operating assets of Hy-Tech Machine, Inc., a Pennsylvania corporation, and Quality Gear & Machine, Inc. and certain real property from HTM Associates. Hy-Tech is primarily engaged in the manufacture and distribution of pneumatic tools and parts for industrial applications.

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

The Company’s wholly-owned subsidiary, Embassy Industries, Inc. (“Embassy”), was engaged in the manufacture and sale of baseboard heating products and the importation and sale of radiant heating systems until it exited that business in October 2005 through the sale of substantially all of its non-real estate assets. Embassy sold its real estate assets in June 2007. The Company’s wholly-owned subsidiary, Green Manufacturing, Inc. (“Green”), was primarily engaged in the manufacture, development and sale of heavy-duty welded custom designed hydraulic cylinders, a line of access equipment for the petro-chemical industry and a line of post hole digging equipment for the agricultural industry until it exited those businesses between December 2004 and July 2005. The assets and liabilities and results of operations of Embassy and Green have been segregated and reported separately as discontinued operations in the Consolidated Condensed Financial Statements. Note 13 to the Notes to Consolidated Condensed Financial Statements presents financial information for the segments of the Company’s business.

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

In addition, the Company and certain of its subsidiaries file tax returns in the states of New York and Florida that are currently under audit for years ranging from 2001 through 2005. At December 31, 2006, the Company had recorded approximately $395,000 in tax liabilities related to an uncertain income tax position resulting from the pending state audit by Florida. The Company does not expect  that the completion of these audits would have a material effect on its financial position or results of operations. As the result of the expiration of the statute of limitations related to certain years subject to the Florida tax audit, we accordingly reduced the tax accrual by approximately $79,000, during the quarter ended September 30, 2007.

The Company accounts for interest and penalties related to income tax matters in income tax expense. The Company had accrued interest of approximately $165,000 as of December 31, 2006. During the nine months ended September 30, 2007, as the result of the expiration of the statute of limitations related to certain years subject to the Florida tax audit, we reduced the accrued interest by approximately $5,000.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Numerator:
Numerator for basic and diluted earnings per common share:
Earnings from continuing operations	$343,000	$1,495,000	$720,000	$3,651,000
Discontinued operations, net of taxes	120,000	(51,000)	3,129,000	(6,000)
Net earnings	$463,000	$1,444,000	$3,849,000	$3,645,000

Denominator:
Denominator for basic earnings per share – weighted average common shares outstanding	3,635,000	3,578,000	3,605,000	3,580,000
Effect of dilutive securities:
Stock options	154,000	163,000	191,000	220,000
Denominator for diluted earnings per share – adjusted weighted average common shares and assumed conversions	3,789,000	3,741,000	3,796,000	3,800,000

At September 30, 2007 and 2006 and during the three-month and nine-month periods ended September 30, 2007 and 2006, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Class A Common Stock for the period. These options are antidilutive and are excluded from the computation of earnings per share. The weighted average antidilutive stock options outstanding were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Weighted average antidilutive stock options outstanding	30,000	29,500	29,667	29,500

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

During the nine months ended September 30, 2007 and 2006, the Company granted options to purchase 92,500 and nil shares, respectively, of the Company’s common stock. The total intrinsic value of stock options exercised during the nine months ended September 30, 2007 and 2006 was $566,000 and $223,000, respectively.

As a result of adopting Statement 123(R), the Company recorded stock-based compensation expense for the three-month periods ended September 30, 2007 and 2006 of approximately $51,000 and $17,000, respectively, and for the nine-month periods ended September 30, 2007 and 2006 of approximately $302,000 and $53,000, respectively. Compensation expense is recognized in the selling general and administrative expenses line item of the Company’s statements of earnings on a straight-line basis over the vesting periods. There are no capitalized stock-based compensation costs at September 30, 2007 and 2006. The adoption of Statement 123(R) had no material impact on our basic and diluted earnings per common share for the three-month and nine-month periods ended September 30, 2006. However, the adoption of Statement 123(R) affected the Company’s basic and diluted earnings per common share for the three-month and nine-month periods ended September 30, 2007, by reductions to diluted earnings per share of $0.01 and $0.08, respectively. The Company recognizes compensation cost over the requisite service period. However, the exercisability of the respective non-vested options, which are at pre-determined dates on a calendar year, do not necessarily correspond to the period(s) in which straight-line amortization of compensation cost is recorded. As of September 30, 2007, the Company had approximately $254,000 of total unrecognized compensation cost related to non-vested awards granted under our share-based plans, which we expect to recognize over a weighted-average period of 2.9 years.

The Company received cash of approximately $122,000 and $147,000 from options exercised during the nine months ended September 30, 2007 and 2006, respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated condensed statements of cash flows. Statement 123(R) requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows.

There were no options granted during fiscal 2006. The fair values of the options granted during the nine month period ended September 30, 2007 were estimated on the date of the grant using the Black-Scholes option-pricing model on the basis of the following weighted average assumptions:

September 30, 2007
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

The following is a summary of the changes in outstanding options for the nine months ended September 30, 2007:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2007	560,900	$7.69	3.7
Granted	92,500	$11.20	—
Exercised	(106,064)	$6.08	—
Forfeited	—	—	—
Expired	(11,400)	$7.82	—
Outstanding, September 30, 2007	535,936	$8.61	4.7	$1,465,000

Vested, September 30, 2007	464,109	$8.31	4.4	$1,531,000

The following is a summary of changes in non-vested shares for the nine months ended September 30, 2007:

	Option Shares	Weighted Average Grant-Date Fair Value
Non-vested shares, January 1, 2007	49,488	$3.77
Granted	45,000	$6.52
Vested	(22,661)	$4.68
Forfeited	—	—
Non-vested shares, September 30, 2007	71,827	$5.20

The number of shares of Class A common stock reserved for stock options available for issuance under the Current Plan as of September 30, 2007 was 590,900. Of the options outstanding at September 30, 2007, 369,436 were issued under the Current Plan and 166,500 were issued under the Prior Plan.

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

For derivative instruments that are designated and qualify as fair value hedges (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedge item attributable to the hedged risk are recognized in earnings in the current period. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure of variability in the expected future cash flows that would be attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated comprehensive loss (a component of shareholders’ equity) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument, if any (i.e., the ineffective portion and any portion of the derivative instrument excluded from the assessment of effectiveness), is recognized in earnings in the current period. For derivative instruments not designated as hedging instruments, changes in the fair market values are recognized in earnings as a component of cost of sales. At September 30, 2007 and 2006, all of the Company’s derivative instruments are designated as fair-value hedging instruments.

The Company accounts for changes in the fair value of its foreign currency contracts by marking them to market and recognizing any resulting gains or losses through its statement of earnings. The Company also marks its yen-denominated payables to market, recognizing any resulting gains or losses in its statement of earnings. At September 30, 2007, the Company had foreign currency forward contracts, maturing in 2007, to purchase Japanese yen at contracted forward rates. The value of these contracts at September 30, 2007, based on that day’s closing spot rate, was approximately $545,000. During the three-month periods ended September 30, 2007 and 2006, the Company recorded in its cost of sales realized gains (losses) of approximately $3,000 and $(14,000), respectively, on foreign currency transactions. During the nine-month periods ended September 30, 2007 and 2006, the Company recorded in its cost of sales realized losses of approximately $(24,000) and $(10,000), respectively, on foreign currency transactions. At September 30, 2007 and 2006, the Company had unrealized (losses) gains of $(26,000) and $12,000, respectively, on foreign currency transactions.

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

Effect of Newly Issued But Not Yet Effective Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for us as of January 1, 2008. The Company is currently evaluating the impact that the adoption of SFAS 157 will have on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115”, (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of the beginning of fiscal 2008. The Company is currently evaluating the impact that the adoption of SFAS 159 will have on its results of operations and financial position.

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

Contemporaneously with this acquisition, the Company executed and delivered Amendment No. 7 to Credit Agreement with the two banks. The amendment, among other things, added Continental and Hy-Tech as additional co-borrowers and provides for new term loans in amounts not to exceed $19,000,000. The principal on the new term loan notes are payable in 25 consecutive quarterly installments of 1/25 of the aggregate principal amount outstanding on January 31, 2008, commencing on January 31, 2008. From the date of the amendment through January 31, 2008, monthly payments shall be made of interest only. The Company and the co-borrowers have the option to pay interest at a rate based on either the fluctuating prime rate, LIBOR or a combination of the two rates. The new term loan notes shall mature on January 31, 2014. The amendment also provided for the amendment and restatement of certain existing term loan notes. The revolving credit loan facility provides for a maximum of $18,000,000, with various sublimits, for direct borrowings, letters of credit, bankers’ acceptances and equipment loans.

The purchase price for this acquisition was as follows:

Cash paid at closing from new borrowings	$19,100,000
Estimated direct acquisition costs	900,000
Total estimated purchase price prior to net asset adjustment	20,000,000
Estimated net asset adjustment	753,000
Total estimated purchase price	$20,753,000

The following table presents the estimated fair values of the net assets acquired and the amount allocated to goodwill:

Accounts receivable, net		$3,141,000
Inventories, net		7,215,000
Other current assets		54,000
Other assets		95,000
Property and equipment		7,369,000
Identifiable intangible assets:
Backlog	$94,000
Customer relationships	3,076,000
Trademark	199,000
Engineering drawings	290,000	3,659,000
		21,533,000
Less: liabilities assumed		1,045,000
Total fair value of net assets acquired		20,488,000
Goodwill		265,000
Total estimated purchase price		$20,753,000

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net revenues	$30,353,000	$36,799,000	$88,099,000	$101,468,000

Net earnings	$458,000	1,623,000	$4,026,000	$4,181,000
Earnings per share of common stock
Basic	$0.13	$0.45	$1.12	$1.17
Diluted	$0.12	$0.43	$1.06	$1.10

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

The Purchaser Letter purports to terminate the Contract of Sale based upon Purchaser’s assertion that Embassy had not satisfied certain requirements and demands that the escrow agent return the down-payment with accrued interest, and that Purchaser be reimbursed for the costs of survey and title examination.

Embassy informed Purchaser that its purported termination of the Contract of Sale was in default of its obligation to consummate the purchase of the Farmingdale Premises under the terms of the Contract of Sale. On August 2, 2006, Purchaser instituted an action against Embassy in the Supreme Court of the State of New York, County of Suffolk, for breach of contract and return of down-payment, seeking $650,000, together with costs of title and survey and interest thereon, and the cost of the action. The down-payment remains in escrow pending resolution of this matter. Embassy believes the action is without merit and intends to vigorously defend it.

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

The following amounts related to discontinued operations have been segregated from the Company’s continuing operations and are reported as assets held for sale and assets and liabilities of discontinued operations in the consolidated condensed balance sheets:

	September 30, 2007	December 31, 2006
Assets held for sale and assets of discontinued operations:
Current:
Prepaid expenses	$32,000	$300,000
Assets held for sale	—	577,000
Subtotal	32,000	877,000
Long-term:
Other receivable	18,000	40,000
Total assets held for sale and assets of discontinued operations	$50,000	$917,000

Liabilities of discontinued operations:
Current:
Accounts payable and accrued expenses	$174,000	$172,000
Mortgage payable	—	1,254,000
Subtotal	174,000	1,426,000
Long-term:
Pension obligation	345,000	353,000
Total liabilities of discontinued operations	$519,000	$1,779,000

NOTE 8 - ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable -net consists of:

	September 30, 2007	December 31, 2006
Trade accounts receivable	$19,126,000	$12,908,000
Allowance for doubtful accounts	(349,000)	(223,000)
	$18,777,000	$12,685,000

NOTE 9 - INVENTORIES

	September 30, 2007	December 31, 2006
Raw material	$2,584,000	$2,537,000
Work in process	1,877,000	334,000
Finished goods	34,282,000	25,651,000
	38,743,000	28,522,000
Reserve for obsolete and slow-moving inventories	(3,671,000)	(1,829,000)
	$35,072,000	$26,693,000

Inventories - net consist of:

NOTE 10 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill for the nine months ended September 30, 2007 are as follows:

	Consolidated	Tools and other products	Hardware
Balance, January 1, 2007	$24,921,000	$2,394,000	$22,527,000
Acquisition of Hy-Tech	265,000	265,000	—
Balance, September 30, 2007	$25,186,000	$2,659,000	$22,527,000

Other intangible assets were as follows:

	September 30, 2007		December 31, 2006
	Cost	Accumulated amortization	Cost	Accumulated amortization
Other intangible assets:
Customer relationships and backlog	$14,130,000	$3,897 ,000	$10,960,000	$3,055,000
Vendor relationship	890,000	289,000	890,000	223,000
Non-compete and Employment agreements	810,000	778,000	810,000	719,000
Trademark/tradename	2,339,000	—	2,140,000	—
Engineering drawings	290,000	9,000	—	—
Licensing	105,000	18,000	105,000	11,000
Total	$18,564,000	$4,991,000	$14,905,000	$4,008,000

Amortization expense for intangible assets subject to amortization was as follows:

Three months ended September 30,		Nine months ended September 30,
2007	2006	2007	2006
$275,000	$299,000	$983,000	$898,000

Amortization expense for each of the twelve-month periods ending September 30, 2008 through the twelve-month period ending September 30, 2012, is estimated to be as follows: 2008 - $1,005,000; 2009 - $1,006,000; 2010 - $1,005,000; 2011 - $998,000 and 2012 - $996,000. The weighted average amortization period for intangible assets was 12.9 years at September 30, 2007 and 14.1 years at December 31, 2006.

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

Changes in the Company’s warranty liability, included in other accrued liabilities, were as follows:

	Nine months ended September 30,
	2007	2006
Balance, beginning of period	$368,000	$419,000
Warranties issued and changes in estimated pre-existing warranties	755,000	530,000
Actual warranty costs incurred	(729,000)	(491,000)
Balance, end of period	$394,000	$458,000

NOTE 12 – BANK DEBT

The Company entered into a credit agreement, as amended, with two banks in 2004. This agreement includes a revolving credit loan facility, which provides a total of $18,000,000 for direct borrowings, with various sublimits for letters of credit, bankers’ acceptances and equipment loans. There are no commitment fees for any unused portion of this credit facility. The credit agreement, as amended, expires in June 2008 and is subject to annual review by the lending banks. Direct borrowings under the revolving credit loan facility are secured by the Company’s accounts receivable, inventory and equipment and are cross-guaranteed by each of the Company’s subsidiaries. These borrowings bear interest at either LIBOR (London InterBank Offered Rate) plus the currently applicable loan margin or the prime interest rate. At September 30, 2007 and December 31, 2006, the applicable loan margins added to LIBOR were 1.75% and 1.45%, respectively. At September 30, 2007, and December 31, 2006, the balance outstanding on the revolving credit loan facility were $10,000,000 and $3,000,000, respectively.

The Company’s credit agreement also includes a term loan facility, which provides a maximum commitment of $34,000,000 to finance acquisitions subject to the approval of the lending banks. There are no commitment fees for any unused portion of this credit facility. Direct borrowings under the term loan are secured by the Company’s accounts receivable, inventory and equipment and are cross-guaranteed by each of the Company’s subsidiaries. These borrowings bear interest at either LIBOR plus the currently applicable loan margin or the prime interest rate. The applicable loan margins added to LIBOR at September 30, 2007 and December 31, 2006, were 2.00% and 1.50%, respectively. At September 30, 2007 and December 31, 2006 there was $24,750,000 and $13,600,000, respectively, outstanding against the term loan facility.

Under the terms of the credit agreement, the Company is required to adhere to certain financial covenants. At September 30, 2007, the Company was not in compliance with one of the financial covenants. Subsequent to September 30, 2007, the Company and the banks executed Amendment No.9 and Waiver to Credit Agreement, pursuant to which, among other things, the banks waived compliance with such financial covenant at September 30, 2007, and amended the financial covenant for future periods.

The Company anticipates that it may not be in compliance with a financial covenant which is measured annually at December 31, 2007. Based upon discussions with the banks, the Company is confident that the banks will waive the Company's noncompliance of this financial covenant at December 31, 2007. Accordingly the Company has not reclassified to current liabilities the long-term portions of its bank debts.  However, there can be no assurances that the Company will be able to secure such a waiver in the future.

The credit agreement also includes a foreign exchange line, which provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of foreign currencies needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding under the foreign exchange line at September 30, 2007, based on that day’s closing spot rate, was approximately $545,000.

NOTE 13 - BUSINESS SEGMENTS

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

The following presents financial information by segment for the three-month periods ended September30, 2007 and 2006. Segment operating income excludes general corporate expenses, interest expense and income taxes. Identifiable assets are those assets directly owned or utilized by the particular business segment.

Three months ended September 30, 2007	Consolidated	Tools and other products	Hardware

Revenues from unaffiliated customers	$30,353,000	$17,112,000	$13,241,000

Segment operating income	2,652,000	$1,156,000	$1,496,000
General corporate expense	(1,229,000)
Interest expense – net	(739,000)
Earnings from continuing operations before income taxes	$684,000

Segment assets	$109,180,000	$52,792,000	$56,388,000
Corporate assets and assets of discontinued operations	2,532,000
Total assets	$111,712,000

Three months ended September 30, 2006	Consolidated	Tools and other products	Hardware

Revenues from unaffiliated customers	$32,319,000	$15,043,000	$17,276,000

Segment operating income	$4,287,000	$1,608,000	$2,679,000
General corporate expense	(1,302,000)
Interest expense – net	(493,000)
Earnings from continuing operations before income taxes	$2,492,000

Segment assets	$91,571,000	$29,575,000	$61,996,000
Corporate assets and assets of discontinued operations	4,748,000
Total assets	$96,319,000

Nine months ended September 30, 2007	Consolidated	Tools and other products	Hardware

Revenues from unaffiliated customers	$85,920,000	$44,511,000	$41,409,000

Segment operating income	8,016,000	$3,014,000	$5,002,000
General corporate expense	(4,436,000)
Interest expense – net	(2,222,000)
Earnings from continuing operations before income taxes	$1,358,000

Nine months ended September, 2006	Consolidated	Tools and other products	Hardware

Revenues from unaffiliated customers	$88,029,000	$34,071,000	$53,958,000

Segment operating income	11,755,000	$2,910,000	$8,845,000
General corporate expense	(4,161,000)
Interest expense – net	(1,508,000)
Earnings from continuing operations before income taxes	$6,086,000

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

Our wholly-owned subsidiary, Embassy Industries, Inc. (“Embassy”), was engaged in the manufacture and sale of baseboard heating products and the importation and sale of radiant heating systems until it exited that business in October 2005 through the sale of substantially all of its non-real estate assets. Embassy sold its real estate assets in June 2007. The Company’s wholly-owned subsidiary, Green Manufacturing, Inc. (“Green”), was primarily engaged in the manufacture, development and sale of heavy-duty welded custom designed hydraulic cylinders, a line of access equipment for the petro-chemical industry and a line of post hole digging equipment for the agricultural industry until it exited those businesses between December 2004 and July 2005. The assets and liabilities and results of operations of Embassy and Green have been segregated and reported separately as discontinued operations in the Consolidated Condensed Financial Statements.

Overview

Key factors affecting current quarter results of operations include:

•                  The acquisition of Hy-Tech in February of this year has provided added revenue, profits and cash flows. Year to date, Hy-Tech has contributed revenues of approximately $10,913,000, income from operations of approximately $1,592,000 and net cash from operating activities of approximately $1,012,000.

•                  The on-going down-turn in the new home construction sector of the nation’s economy continues to have an adverse affect on our overall results of operations

The table below provides a summary of our sales.

(In Thousands $)	Three-months Ended September 30,		Nine-months Ended September 30,
	2007	2006	2007	2006
Continental
Florida Pneumatic	$12,686	$15,043	$33,598	$34,071
Hy-Tech	4,426	—	10,913	—
Continental - Total	$17,112	$15,043	$44,511	$34,071

Countrywide
Woodmark	$8,188	$11,245	$25,213	$34,043
Pacific Stair	1,042	1,526	3,012	4,883
Nationwide	4,011	4,505	13,184	15,032
Countrywide - Total	$13,241	$17,276	$41,409	$53,958

Consolidated	$30,353	$32,319	$85,920	$88,029

Consolidated gross profit decreased $1,334,000, or 13.7%, and $2,164,000 or 7.9%, when comparing the three and nine month periods ended September 30, 2007, to the same periods in the prior year. Likewise, consolidated earnings from continuing operations decreased $1,153,000, or 77.1% and $2,931,000 or 80.3%, when comparing the three and nine month periods ended September 30, 2007, to the same periods in the prior year.

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

We also agreed to make additional payments (“Contingent Consideration”) to the Sellers. The amount of Contingent Consideration is to be based on a percentage of the average increase in earnings before interest, taxes, depreciation and amortization (“EBITDA”) over a two-year period from the date of acquisition, over a base year EBITDA of $4,473,000. In addition, we agreed to make a further additional payment (“Additional Contingent Consideration”), subject to certain conditions related to an exclusive supply agreement with a major customer and, to a certain extent and subject to certain provisions, the achievement of Contingent Consideration. This Additional Contingent Consideration may not exceed $1,900,000. Any such additional payments for Contingent Consideration or Additional Contingent Consideration, if any, would be payable on or about ninety days subsequent to the second anniversary of the acquisition date and will be treated by the Company as additions to goodwill.

Contemporaneously with this acquisition, the Company executed and delivered Amendment No. 7 to Credit Agreement with the banks. The amendment, among other things, adds Continental and Hy-Tech as additional co-borrowers and provides for new term loans in amounts not to exceed $19,000,000. The principal on the new term loan notes are payable in 25 consecutive quarterly installments of 1/25 of the aggregate principal amount outstanding on January 31, 2008, commencing on January 31, 2008. From the date of the amendment through January 31, 2008, monthly payments shall be made of interest only. The Company and the co-borrowers have the option to pay interest at a rate based on either the fluctuating prime rate, LIBOR or a combination of the two rates. The new term loan notes shall mature on January 31, 2014. The amendment also provides for the amendment and restatement of certain existing term loan notes. The revolving credit loan facility provides for a maximum of $18,000,000, with various sublimits, for direct borrowings, letters of credit, bankers’ acceptances and equipment loans.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net revenues	$30,353,000	$36,799,000	$88,099,000	$101,468,000

Net earnings	$458,000	$1,623,000	$4,026,000	$4,181,000
Earnings per share of common stock
Basic	$0.13	$0.45	$1.12	$1.17
Diluted	$0.12	$0.43	$1.06	$1.10

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

The following amounts related to discontinued operations have been segregated from the Company’s continuing operations and are reported as assets held for sale and assets and liabilities of discontinued operations in the consolidated condensed balance sheets:

	September 30, 2007	December 31, 2006
Assets held for sale and assets of discontinued operations:
Current:
Prepaid expenses	$32,000	$300,000
Assets held for sale	—	577,000
Subtotal	32,000	877,000
Long-term:
Other receivable	18,000	40,000
Total assets held for sale and assets of discontinued operations	$50,000	$917,000

Liabilities of discontinued operations:
Current:
Accounts payable and accrued expenses	$174,000	$172,000
Mortgage payable	—	1,254,000
Subtotal	174,000	1,426,000
Long-term:
Pension obligation	345,000	353,000
Total liabilities of discontinued operations	$519,000	$1,779,000

RESULTS OF OPERATIONS

Quarters ended September 30, 2007 and 2006

Revenues

Revenues for the quarters ended September 30, 2007 and 2006 were approximately as follows:

Three months ended September 30,	Consolidated	Tools and other products	Hardware
2007	$30,353,000	$17,112,000	$13,241,000

2006	$32,319,000	$15,043,000	$17,276,000

(decrease) increase $	$(1,966,000)	$2,069,000	$(4,035,000)

(decrease) increase %	(6.1)%	13.8%	(23.4)%

The acquisition of Hy-Tech, consummated in February 2007, continues to provide a positive impact. Specifically, included in the Tools and other products segment, during the three-month period ended September 30, 2007, Hy-Tech generated $4,425,000 in revenue. Offsetting the above mentioned increase we encountered a reduction in revenue at Florida Pneumatic of $2,356,000. Primary factors contributing to the decrease at Florida Pneumatic include a reduction in the revenue generated from new products, a reduction in the sales of base or recurring items and a reduction in promotional business.

As a result of the continued weakness in the new home construction market, which is the principal driver for the Hardware group, revenue for the quarter ended September 30, 2007 decreased an aggregate of $4,035,000 when compared to the three-month period ended September 30, 2006. Woodmark’s revenue decreased an aggregate of $3,057,000. Specifically, in the kitchen/bath sector, in addition to sluggish sales as the result of current market conditions, our sales decreased as the result of the loss of a significant customer who during 2007 began sourcing its products from other vendors. Nationwide’s revenues decreased by approximately $494,000, or 11%, which consisted primarily of decreases in fencing - $50,000; sales of OEM products - $256,000 and patio products - $188,000, all the result of overall market segment competition and industry consolidation. Pacific Stair’s revenues decreased by approximately $484,000, or 32%, primarily attributable to significant softness in the new home construction market in southern California and Arizona.

All revenues are generated in U.S. dollars and are not impacted by changes in foreign currency exchange rates.

Gross Profits

Gross profits for the three month periods ended September 30, 2007 and 2006:

Three months ended September 30,	Consolidated	Tools and other products	Hardware
2007	$8,368,000	$4,393,000	$3,975,000
	27.6%	25.6%	30.0%

2006	$9,702,000	$4,177,000	$5,525,000
	30.0%	27.8%	32.0%

The primary factors for the overall decrease in our gross profit percentage in the Tools and other products segment of 2.2 percentage points from 27.8% for the three-month period ended September 30, 2006 to 25.6% reported for the three-months ended September 30, 2007 are the price concessions granted to a major retail customer, as well as price increases of raw materials. The acquisition in February 2007 of Hy-Tech favorably impacted this segment’s gross profit. Hy-Tech’s gross profit percentage is generally higher than the rest of this segment.

Our hardware segment remains directly affected by the down-turn in the home construction sector. The loss of a major high gross margin customer adversely affected our gross margin for this segment. The gross margin percentage decrease was partially offset by a favorable product mix at Woodmark as a greater percentage of its sales were generated from its warehouse which generate higher margins and lower percentage of the sales total from direct shipments which generate lower gross margins. As a result of this sluggish market and further compounded by competitive pressures we were forced to implement price reductions at Nationwide. Additionally we absorbed cost increases from Asian suppliers for which we are not able to pass through to our customers. Our gross margin at Pacific Stair was adversely impacted from the inability to reduce fixed overhead costs as production levels decreased combined with decreases in sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, (“SG&A”) include salaries and related costs, commissions, travel, administrative facilities, communications costs and promotional expenses for our direct sales and marketing staff, administrative and executive salaries and related benefits, legal, accounting and other professional fees as well as general corporate overhead and certain engineering expenses.

During the three-month period ended September 30, 2007, SG&A increased $229,000 or 3.4%  when compared to the three-month period ended September 30, 2006. Further, as a percentage of revenue, SG&A increased to 22.9% for the three-month period ended September 30, 2007 from 20.8% for the same period in the prior year. SG&A includes expenses of Hy-Tech which, acquired in February 2007, contributed approximately $850,000. As such, excluding Hy-Tech’s impact, our SG&A for the three-month period ended September 30, 2007 decreased approximately $620,000 or 9.2% when compared to the same period in the prior year.

Interest - Net

Net interest expense incurred during the three-month period ended September 30, 2007 was $739,000, an increase of $245,000 or 49.6% compared to $494,000 which was incurred during the same three month period in the prior year. Interest expense on borrowings under the term loan facility increased by approximately $195,000 due to additional borrowings related to the acquisition of Hy-Tech. Interest expense on borrowings under the Company’s revolving credit loan facility increased by approximately $65,000, as higher average borrowings were further adversely affected by higher average interest rates.

Income Taxes

The effective tax rates applicable to earnings from continuing operations for the quarters ended September 30, 2007 and 2006 were 49.9% and 40.0%, respectively. The effective tax rate increased for the three-month period ended September 30, 2007, primarily as a result of expenses not deductible for tax purposes adversely affecting the determination of the full year effective tax rate.

Nine-month periods ended September 30, 2007 and 2006

Revenues

Revenues for the nine-month periods ended September 30, 2007 and 2006 were approximately as follows:

Nine months ended September 30,	Consolidated	Tools and other products	Hardware
2007	$85,920,000	$44,511,000	$41,409,000

2006	$88,029,000	$34,071,000	$53,958,000

(decrease) increase - $	$(2,109,000)	$10,440,000	$(12,549,000)

(decrease) increase - %	(2.4)%	30.6%	(23.3)%

Revenues from the Tools and other products segment increased $10,440,000, more than 30%. This segment includes revenues from the February 2007 acquisition of Hy-Tech which, on a year to date basis contributed approximately $10,913,000, while revenues from Florida Pneumatic decreased approximately $473,000 from $34,070,000 for the nine months ended September 30, 2006 to $33,597,000 during the same period this year. Significant components of the net decrease in sales at Florida Pneumatic include a reduction in revenues of $1,874,000 due to a decrease in base sales from a significant customer, along with decreases in revenue of approximately $190,000, $190,000 and $120,000, in our Berkley division, automotive product line and catalog businesses, respectively. These decreases were partially offset by increases in sales to a major retail customer of approximately $1,849,000 due primarily to new products as well as an increase in sales at from our Franklin division of $151,000.

Revenues from the Hardware segment decreased at each of our units in this group primarily due to softness in the new home construction market, the principal driver for this group an aggregate of $12,549,000. Woodmark itself had revenues decrease approximately $8,830,000, or 26%. Specifically, revenues from the sale of staircase components decreased during the nine-month period ended September 30, 2007 when compared to the same period in the prior year by approximately $5,785,000 or 22%, due primarily to softness in the new home construction market. Further, revenues in our kitchen and bath products sold into the mobile home and remodeling markets have decreased by approximately $3,045,000, or 45%. Sales to one significant customer, which serves the manufactured housing market, were adversely impacted by market conditions and sales to another significant customer decreased as they began sourcing products from other vendors. Nationwide’s revenues decreased by approximately $1,848,000, or 12%, primarily attributable to a decrease of approximately $332,000, or 4%, in sales of fencing products due to market weakness and competition, a decrease of approximately $518,000, or 14%, in OEM products from market weakness and the timing of certain customer orders and a decrease of approximately $998,000, or approximately 45%, in sales of patio products due primarily to market weakness, competition and industry consolidation. Pacific Stair’s revenues decreased by approximately $1,872,000, or 38%, primarily attributable to significant softness in the new home construction market in southern California and Arizona.

All revenues are generated in U.S. dollars and are not impacted by changes in foreign currency exchange rates.

Gross Profits

Gross profits for the nine-month periods ended September 30, 2007 and 2006 were approximately as follows:

Nine months ended September 30,	Consolidated	Tools and other products	Hardware
2007	$25,193,000	$12,357,000	$12,836,000
	29.3%	27.7%	31.0%

2006	$27,357,000	$10,239,000	$17,118,000
	31.1%	30.1%	31.7%

The decrease in the gross profit percentage from tools and other products was due primarily to a decrease in gross profit margin at Florida Pneumatic as a result of certain price reductions to a significant retail customer and material cost increases of various metals purchased by the Franklin division. This margin decrease was partially offset by certain price increases implemented in the industrial and automotive businesses. In addition, this segment’s gross profit margin was favorably impacted by the newly-acquired Hy-Tech, which operates in the industrial tool business at higher margins than Florida Pneumatics’s business.

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

Selling, General and Administrative Expenses

During the nine-month period ended September 30, 2007, SG&A increased $1,849,000 or 9.4% when compared to the same period in the prior year. Further, as a percentage of revenue, SG&A increased to 25.2% for the nine-month period ended September 30, 2007 from 22.5% for the same period in the prior year. SG&A includes expenses of Hy-Tech which, acquired in February 2007, contributed approximately $2,140,000. As such, excluding Hy-Tech’s impact, our SG&A for the nine-month period ended September 30, 2007 decreased slightly, $291,000, or 1.5% when compared to the same period in the prior year.

Interest - Net

Net interest expense increased $714,000, or 47.3%, from approximately $1,508,000 to approximately $2,222,000. Interest expense on borrowings under the term loan facility increased by approximately $592,000 due to additional borrowings related to the acquisition of Hy-Tech. Interest expense on borrowings under the revolving credit loan facility increased by approximately $115,000, as higher average borrowings were further adversely affected by higher average interest rates.

Income Taxes

The effective tax rates applicable to earnings from continuing operations for the nine months ended September 30, 2007 and 2006 were 47.0% and 40.0%, respectively. The effective tax rate increased for the nine-month period ended September 30, 2007, primarily as a result of expenses not deductible for tax purposes adversely affecting the determination of the full year effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flows from operations can be somewhat cyclical, typically with the greatest demand in the second and third quarters followed by positive cash flows in the fourth quarter as receivables and inventories trend down. Due to our strong asset base, predictable cash flows and favorable banking relationships, we believe we have adequate access to capital, if and when needed. Additionally, we monitor average days sales outstanding, inventory turns and capital expenditures to project liquidity needs and evaluate return on assets employed.

We gauge our liquidity and financial stability by the measurements shown in the following table (dollar amounts in thousands):

	September 30, 2007	December 31, 2006
Working Capital	$24,733	$21,168
Current Ratio	1.75 to 1	1.84 to 1
Shareholders’ Equity	$55,878	$51,521

In connection with the Woodmark acquisition transaction in June 2004, we are potentially liable for additional payments to the sellers. The amount of these payments, which could be made as of either June 30, 2007 or June 30, 2009, are to be based on increases in earnings before interest and taxes, for the year ended on the respective date, over a base of $5,100,000. Woodmark had the option to make a payment as of June 30, 2007 in an amount equal to 48% of this increase, but opted not to make this payment. The Sellers may demand payment as of June 30, 2009 in an amount equal to 40% of the increase. Any such additional payments will be treated as additions to goodwill.

On June 30, 2004, in conjunction with the Woodmark acquisition transaction, we entered into a credit agreement with two banks. These agreements, as amended from time to time, provided us with various credit facilities, including revolving credit loans, term loans for acquisitions and a foreign exchange line. The term loan facility provided a maximum commitment of $34,000,000 to finance acquisitions subject to the approval of the lending banks. There are no commitment fees for any unused portion of this credit facility. We borrowed $29,000,000 against this facility to finance the Woodmark acquisition transaction in June 2004, and there was $13,600,000 and $10,750,000, including amounts rolled over from the prior term loan facility, outstanding against the term loan facility at December 31, 2006 and September 30, 2007, respectively.

Contemporaneously with the acquisition of Hy-Tech in February 2007, we executed and delivered Amendment No. 7 to Credit Agreement with the banks. The amendment, among other things, added Continental Tool Group, Inc. and Hy-Tech Machine, Inc. as additional co-borrowers and provides for new term loans in amounts not to exceed $19,000,000. The principal on the new term loan notes are payable in 25 consecutive quarterly installments of 1/25 of the aggregate principal amount outstanding on January 31, 2008, commencing on January 31, 2008. From the date of the amendment through January 31, 2008, monthly payments shall be made of interest only. We and the co-borrowers have the option to pay interest at a rate based on either the fluctuating prime rate, LIBOR or a combination of the two rates. The new term loan notes shall mature on January 31, 2014. The amendment also provides for the amendment and restatement of certain existing term loan notes. The revolving credit loan facility provides for a maximum of $18,000,000, with various sublimits, for direct borrowings, letters of credit, bankers’ acceptances and equipment loans. At September 30, 2007, there was $10,000,000 outstanding against the revolving credit loan facility, and there were no open letters of credit. There are no commitment fees for any unused portion of this credit facility.

The credit agreement, as amended, expires in June 2008 and is subject to annual review by the lending banks. Direct borrowings under the revolving credit loan facility are secured by the Company’s accounts receivable, inventory and equipment and are cross-guaranteed by each of the Company’s subsidiaries. These borrowings bear interest at either LIBOR (London InterBank Offered Rate) plus the currently applicable loan margin or the prime interest rate. At September 30, 2007 and December 31, 2006, the applicable loan margins added to LIBOR were 1.75% and 1.45%, respectively. At September 30, 2007, and December 31, 2006, the balances outstanding on the revolving credit loan facility were $10,000,000 and $3,000,000, respectively.

Under the terms of the credit agreement, we were required to adhere to certain financial covenants. At September 30, 2007, we were not in compliance with one of the financial covenants. Subsequent to September 30, 2007, we, along with the banks, executed Amendment No.9 and Waiver to Credit Agreement, pursuant to which, among other things, the banks waived compliance with such financial covenant at September 30, 2007, and amended the financial covenant for future periods.

The Company anticipates that it may not be in compliance with a financial covenant which is measured annually at December 31, 2007. Based upon discussions with the banks, the Company is confident that the banks will waive the Company’s noncompliance of this financial covenant at December 31, 2007. Accordingly the Company has not reclassified to current liabilities the long-term portions of its bank debts. However, there can be no assurances that the Company will be able to secure such a waiver in the future.

The foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding under the foreign exchange line at September 30, 2007, based on that day’s closing spot rate, was approximately $545,000.

Embassy participated in a multi-employer pension plan until it sold substantially all of its operating assets in October 2005. This plan provided defined benefits to all of its union workers. Contributions to this plan were determined by the union contract. Embassy does not administer the plan funds and does not have any control over the plan funds. As a result of Embassy’s withdrawal from the plan, it has estimated and recorded a withdrawal liability of approximately $369,000, which is payable in quarterly installments of approximately $8,200 from May 2006 through February 2026.

Embassy entered into a contract of sale, dated as of February 26, 2007, on the Farmingdale Premises with Tell Realty LLC, an affiliated entity of Sam Tell & Son, Inc., for a purchase price of $6,300,000. Embassy sold the Farmingdale Premises in June 2007 and used the after-tax proceeds from the sale to satisfy the mortgage on the building of approximately $1,200,000 and to reduce its long-term debt. We reported a pre-tax gain from the sale of approximately $5,100,000.

Cash decreased $321,000 from $1,340,000 as of December 31, 2006 to $1,019,000 as of September 30, 2007. Our debt levels increased from $22,619,000 at December 31, 2006 to $37,075, 000 at September 30, 2007, due primarily to borrowings in connection with the acquisition of Hy-Tech. The total percent of debt to total book capitalization (debt plus equity) increased from 30.5% at December 31, 2006 to 39.9% at September 30, 2007.

Cash provided by operating activities of continuing operations for the nine month periods ended June 30, 2007 and 2006 were approximately $4,060,000, and $7,734,000, respectively. We believe that cash on hand derived from operations and cash available through borrowings under its credit facilities will be sufficient to allow us to meet our foreseeable working capital needs.

Capital spending was approximately $1,028,000 and $1,257,000 for the nine months periods ended September 30, 2007 and 2006, respectively. Capital expenditures for the balance of 2007 are expected to be approximately $300,000, some of which may be financed through our credit facilities. Included in the expected total for 2007 are capital expenditures relating to new products, expansion of existing product lines and replacement of equipment.

OFF-BALANCE SHEET ARRANGEMENTS

Our foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of foreign currencies needed for payments to foreign suppliers. We have not purchased forward contracts on New Taiwan dollars (“TWD”). The total amount of foreign currency forward contracts outstanding at September 30, 2007, based on that day’s closing spot rate, was approximately $545,000.

Florida Pneumatic, imports approximately 7% of its purchases from Japan, with payment due in Japanese yen. As a result, we are subject to the effects of foreign currency exchange fluctuations. We use a variety of techniques to protect ourselves from any adverse effects from these fluctuations, including increasing selling prices, obtaining price reductions from our overseas suppliers, using alternative supplier sources and entering into foreign currency forward contracts. The decrease in the strength of the Japanese yen and the TWD versus the U.S. dollar from 2005 to 2006 had a positive effect on our results of operations and financial position. During the nine months ended September 30, 2007, the relative values of the U.S dollar in relation to the Japanese yen, and to a lesser extent the TWD, were above fiscal 2006 averages. There can be no assurance as to the future trend of this value. (See “Item 3 - Quantitative and Qualitative Disclosures About Market Risk.”)

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

Effect of Newly Issued But Not Yet Effective Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for us as of January 1, 2008. We are currently evaluating the impact that the adoption of SFAS 157 may have on our financial position or results of operations.

In February 2007, the FASB issued (‘‘SFAS’’) No. 159, ‘‘The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115’’, (‘‘SFAS 159’’). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of the beginning of fiscal 2008. We are currently evaluating the impact that the adoption of SFAS 159 may have on our financial position or results of operations.

Item 3.                    Quantitative And Qualitative Disclosures About Market Risk

We are exposed to market risks, which include changes in U.S. and international exchange rates, the prices of certain commodities and currency rates as measured against the U.S. dollar and each other. We attempt to reduce the risks related to foreign currency fluctuation by utilizing financial instruments, pursuant to our policy.

The value of the U.S. dollar affects our financial results. Changes in exchange rates may positively or negatively affect our gross margins through its inventory purchases and operating expenses through realized foreign exchange gains or losses. We engage in hedging programs aimed at limiting, in part, the impact of currency fluctuations. Using primarily forward exchange contracts, we hedge some of those transactions that, when re-measured according to accounting principles generally accepted in the United States of America, impact the statement of operations. Factors that could impact the effectiveness of our programs include volatility of the currency markets and availability of hedging instruments. All currency contracts that are entered into by us are components of hedging programs and are entered into not for speculation but for the sole purpose of hedging an existing or anticipated currency exposure. We do not buy or sell financial instruments for trading purposes. Although we maintain these programs to reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a weakening exchange rate against currencies in which we incurs costs, our costs are adversely affected.

We account for changes in the fair value of its foreign currency contracts by marking them to market and recognizing any resulting gains or losses through its statement of earnings. We also mark our yen-denominated payables to market, recognizing any resulting gains or losses in our statement of earnings. At September 30, 2007, we had foreign currency forward contracts, maturing in 2007, to purchase Japanese yen at contracted forward rates. The value of these contracts at September 30, 2007, based on that day’s closing spot rate, was approximately $545,000. During the three-month periods ended September 30, 2007 and 2006, we recorded in our cost of sales realized gains (losses) of approximately $3,000 and $(14,000), respectively, on foreign currency transactions. During the nine-month periods ended September 30, 2007 and 2006, we recorded in our cost of sales realized (losses) of approximately $(24,000) and $(10,000), respectively, on foreign currency transactions. At September 30, 2007 and 2006, we had unrealized (losses) gains of $(26,000) and $12,000, respectively, on foreign currency transactions.

The potential loss in value of our net investment in foreign currency forward contracts resulting from a hypothetical 10 percent adverse change in foreign currency exchange rates at September 30, 2007 was approximately $58,000.

We have various debt instruments that bear interest at variable rates tied to LIBOR (London Inter-Bank Offered Rate). Any increase in LIBOR would have an adverse effect on our interest costs. In addition to affecting operating results, adverse changes in interest rates could impact our access to capital, certain merger and acquisition strategies and the level of capital expenditures.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and short-term debt, approximate fair value as of September 30, 2007 because of the relatively short-term maturity of these financial instruments. The carrying amounts reported for long-term debt approximate fair value as of September 30, 2007 because, in general, the interest rates underlying the instruments fluctuate with market rates.

Item 4.                    Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed, under the supervision of, and with the participation of, our management including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities and Exchange Act of 1934). Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures as of September 30, 2007 were effective. Accordingly, management believes that the consolidated condensed financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

The Certifications of our Principal Executive Officer and Principal Financial Officer included as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4 - Controls and Procedures for a more complete understanding of the matters covered by such certifications.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings

We are a defendant or co-defendant in various actions brought about in the ordinary course of conducting our business. We do not believe that any of these actions are material to our financial condition.

Item 1A.         Risk Factors

There were no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 in response to Item 1A. to Part I of Form 10-K.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Security Holders

None.

Item 5.            Other Information

On November 8, 2007, the Company and its subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”), Embassy Industries, Inc. (“Embassy”), Green Manufacturing, Inc. (“Green”), Countrywide Hardware, Inc. (“Countrywide”), Nationwide Industries, Inc. (“Nationwide”), Woodmark International, L.P. (“Woodmark”), Pacific Stair Products, Inc. (“Pacific”), WILP Holdings, Inc. (“WILP”), Continental Tool Group, Inc. (“Continental”) and Hy-Tech Machine, Inc. (“Hy-Tech”, and collectively with the Company, Florida Pneumatic, Embassy, Green, Countrywide, Nationwide, Woodmark, Pacific, WILP and Continental, the “Co-Borrowers”), Citibank, N.A. and HSBC Bank USA, National Association (collectively, the “Lenders”) and Citibank, N.A., as Administrative Agent for the Lenders, entered into an amendment and waiver (the “Amendment”) to the Credit Agreement, dated as of June 30, 2004, by and among the Co-Borrowers, the Lenders and the Administrative Agent, as previously amended (the “Credit Agreement”). The Amendment waived compliance with a financial covenant that the Company was not in compliance in on September 30, 2007 and amended such financial covenant for future periods.

The foregoing summary of the Amendment is qualified in its entirety by the terms and provisions of the Amendment, a copy of which is attached hereto as Exhibit 10.1 and incorporated herein by reference.

Item 6.            Exhibits

See “Exhibit Index” immediately following the signature page.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P&F INDUSTRIES, INC.
(Registrant)

By /s/ Joseph A. Molino, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: November 12, 2007	(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit

10.1

Amendment No. 9 and Waiver to Credit Agreement, dated as of November 9, 2007, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., and Hy-Tech Machine, Inc. as Co-Borrowers, Citibank, N.A., as Administrative Agent and the lenders party thereto.

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