Form 10-K
period 2007-12-31
P&F INDUSTRIES INC
filed 2008-03-31
CIK 75340

Use these links to rapidly review the document
TABLE OF CONTENTS
ITEM 8. Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-5332

P&F INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-1657413 (I.R.S. Employer Identification Number)
445 Broadhollow Road, Suite 100, Melville, New York (Address of principal executive offices)	11747 (Zip Code)
Registrant's telephone number, including area code: (631) 694-9800

         Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Class A Common Stock, $1.00 par value	The NASDAQ Stock Market LLC

         Securities registered pursuant to Section 12(g) of the Act: NONE

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's Class A Common Stock held by non-affiliates of the registrant, based on the last sale price on June 30, 2007 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $25,340,000.

         As of March 27, 2008, there were 3,637,462 shares of the registrant's Class A Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Annual Report on Form 10-K incorporates by reference information from the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 29, 2008.

P&F INDUSTRIES, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

FORWARD LOOKING STATEMENTS

        The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a safe harbor for forward-looking statements made by or on behalf of P&F Industries, Inc. and subsidiaries (the "Company"). The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words "believe," "expect," "intend," "estimate," "anticipate," "will," their opposites and similar expressions identify statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. Any forward-looking statements contained herein, including those related to the Company's future performance, are based upon the Company's historical performance and on current plans, estimates and expectations. Such forward-looking statements are subject to various risks and uncertainties, including those identified in Item 1A of this Annual Report on Form 10-K, which may cause actual results to differ materially from the forward looking statements. Forward-looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I

ITEM 1.    Business

        P&F Industries, Inc. ("P&F") is a Delaware corporation incorporated on April 19, 1963. P&F and each of its subsidiaries are herein referred to collectively as the "Company." In addition, the words "we", "our" and "us" refer to the Company. The Company operates in two primary lines of business, or segments: (i) tools and other products ("Tools") and (ii) hardware and accessories ("Hardware").

Tools

        We conduct our Tools business through a wholly owned subsidiary, Continental Tool Group, Inc. ("Continental"), which in turn currently operates through its wholly owned subsidiaries, Florida Pneumatic Manufacturing Corporation ("Florida Pneumatic") and Hy-Tech Machine, Inc. ("Hy-Tech").

Florida Pneumatic

        Florida Pneumatic imports, manufactures and sells pneumatic hand tools, primarily for the industrial, retail and automotive markets, and imports and sells compressor air filters. This line of products includes sanders, grinders, drills, saws and impact wrenches. These tools are similar in appearance and function to electric hand tools, but are powered by compressed air, rather than directly by electricity. Air tools, as they are also called, are generally less expensive to operate, offer better performance and weigh less than their electrical counterparts. Florida Pneumatic imports or manufactures approximately seventy-five types of pneumatic hand tools, most of which are sold at prices ranging from $50 to $1,000, under the names "Florida Pneumatic" and "Universal Tool," as well as under the trade names or trademarks of several private label customers. These Florida Pneumatic products are sold to distributors, retailers and private label customers through in-house sales personnel and manufacturers' representatives. Users of Florida Pneumatic's hand tools include industrial maintenance and production staffs, do-it-yourself mechanics, automobile mechanics and auto body personnel.

        Florida Pneumatic purchases nearly 90% of its pneumatic tools from a Far East trading company that owns or represents 21 individual factories in Japan, Taiwan and China. Of the total pneumatic tool purchases in 2007, approximately 7% are bought from Japan, 26% from Taiwan and 66% from China. Florida Pneumatic manufactures certain of its pneumatic tools at its factory in Jupiter, Florida and also imports its air filters. There are redundant sources for every product purchased and manufactured.

        Florida Pneumatic also markets, through its Berkley Tool division ("Berkley"), a product line which includes pipe and bolt dies, pipe taps, wrenches, vises and stands, pipe and tubing cutting equipment, hydrostatic test pumps, and replacement electrical components for a widely-used brand of pipe cutting and threading machines. Florida Pneumatic markets Berkley's products through industrial distributors and contractors. We source our Berkley product line from China, Israel as well as domestic sources.

        In addition, through its Franklin Manufacturing ("Franklin") division, Florida Pneumatic imports a line of door and window hardware. Franklin imports and packages approximately 275 types of hardware products, including locksets, deadbolts, door and window security hardware, rope-related hardware products and fire escape ladders. Franklin's products generally range in price from under $1.00 to $30.00, and are sold to retailers, wholesalers and private label accounts through manufacturers' representatives and in-house sales support personnel. Nearly all of Franklin's sales are of products imported from China.

        The primary competitive factors in the pneumatic hand tool market are price, service and brand-name awareness. The primary competitive factors in Berkley's business are price and service. The primary competitive factors in Franklin's business are price, service, skill in packaging and point-of-sale marketing. Florida Pneumatic's products are sold off the shelf, and no material backlog of orders exists. The business is not seasonal, but it may be subject to significant periodic changes resulting from holiday sales promotions by customers.

Hy-Tech

        In February 2007, Continental, through a newly formed subsidiary, Hy-Tech, acquired substantially all of the operating assets of two companies that were not affiliated with the Company, Hy-Tech Machine, Inc., a Pennsylvania corporation, and Quality Gear & Machine, Inc. and certain real property from another unaffiliated third party, HTM Associates.

        Hy-Tech manufactures and distributes pneumatic tools and parts for industrial applications. Hy-Tech manufactures approximately sixty types of industrial pneumatic tools, most of which are sold at prices ranging from $300 to $7,000, under the names "ATP", "Thaxton", "THOR" and "Eureka", as well as under the trade names or trademarks of other private label customers. This line of products includes grinders, drills, saws, impact wrenches and pavement breakers.

        Hy-Tech's products are sold to distributors and private label customers through in-house sales personnel and manufacturers' representatives. Users of Hy-Tech's tools include refineries, chemical plants, power generation facilities, the heavy construction industry, oil and mining companies and heavy industry. Hy-Tech's products are sold off the shelf, and are also produced to customer's orders. The business is not seasonal, but it may be subject to significant periodic changes resulting from scheduled shutdowns in refineries, power generation facilities and chemical plants.

        The primary competitive factors in the industrial pneumatic tool market are quality, breadth of products and availability of products, customer service and technical support.

Hardware

        We conduct our Hardware business through a wholly owned subsidiary, Countrywide Hardware Inc. ("Countrywide"), which in turn operates through its wholly owned subsidiaries, Nationwide Industries, Inc. ("Nationwide"), Woodmark International, L.P. ("Woodmark") and Pacific Stair Products, Inc. ("Pacific Stair").

Nationwide

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

        Most of Nationwide's sales are of products imported from Taiwan and China. Nationwide currently out-sources the manufacturing of approximately 94% of its product with several overseas factories, while retaining design, QC, patent and trademark control. There are redundant sources for most products whether through dual manufacturing arrangements or back up buy/sell arrangements. Nationwide manufactures approximately 6% of its products sold including rollers, hinges and pool enclosure products at its facility in Tampa, Florida. Additionally, Nationwide distributes its products to its customers located in the western U.S. through the warehouse leased by our Pacific Stair subsidiary, located in Vista, California.

        Nationwide's sales are somewhat seasonal, with revenues typically increasing during the spring and summer months. The majority of Nationwide's products are sold off the shelf.

        The primary competitive factors in Nationwide's business are price, quality, product availability and service.

Woodmark

        Woodmark is an importer and distributor of residential hardware and other accessories for new construction and home improvement applications, including wood and iron stair parts as well as kitchen and bath hardware such as residential plumbing fixtures.

        Woodmark's stair products are sold through in-house sales personnel and manufacturers' representatives to: a) traditional one- and two-step distributors of construction components who in turn sell to carpenters, home builders and the retail channel; b) distributors who specialize in stair parts and staircase installation; and c) stair parts manufacturers who outsource certain components from other manufacturers. Woodmark's residential plumbing fixtures are sold through in-house sales personnel and manufacturers' representatives to plumbing wholesalers and distributors, purchasing cooperatives and OEMs in manufactured housing, and recreational vehicle industries as well as to distributors specializing in maintenance and repair supplies.

        Woodmark purchases most of its stair parts and kitchen and bath products through a longstanding relationship with a Far East trade partner that owns or represents four individual factories in China and Taiwan. Of the total stair parts and kitchen and bath product purchases, approximately 70% are bought from China and 10% from Taiwan. There are redundant sources for most products purchased and manufactured.

        The primary competitive factors in Woodmark's business are price, quality and product availability.

Pacific Stair

        In January 2006 we, through a newly formed subsidiary, Pacific Stair Products, Inc., ("Pacific Stair"), purchased substantially all the operating assets of Pacific Stair Products, a California corporation. Pacific Stair is a manufacturer of premium stair rail products and a distributor of Woodmark's staircase components to the building industry, primarily in southern California and the southwestern region of the United States.

        Similar to Woodmark, Pacific Stair's products are sold through in-house sales personnel to: a) traditional one- and two-step distributors of construction components who in turn sell to carpenters, home builders and the retail channel; b) distributors who specialize in stair parts and staircase installation; and c) stair parts manufacturers who outsource certain components from other manufacturers.

        The primary competitive factors in Pacific Stair's business are price, quality and product availability.

Significant Customers

        The Tools segment has one customer that accounted for approximately 19.1% and 17.8%, of consolidated revenue for the years ended December 31, 2007, and 2006, respectively, as well as 26.3% and 37.8% of consolidated accounts receivable as of December 31, 2007 and 2006, respectively. A second customer accounted for 8.4% and 9.8%, of consolidated revenues for the years ended December 31, 2007 and 2006, respectively, and 9.1% and 11.5% of consolidated accounts receivable as of December 31, 2007 and 2006, respectively. We have been informed that we will be phased out as a vendor for this second customer, likely commencing sometime during the second quarter of 2008. We do not believe this will have a significant impact on our consolidated operating earnings for the full year of 2008. Although this customer generated significant revenue in recent years, they have generated little profit due to the many required marketing and servicing costs associated with maintaining this customer. There are no significant customers in the Hardware segment.

Discontinued Operations

Green Manufacturing Inc. ("Green")

        Green was primarily engaged in the manufacture, development and sale of heavy-duty welded custom designed hydraulic cylinders sold for use as integrated components on a variety of equipment and machinery manufactured by others. Green also manufactured a line of access equipment for the petro-chemical and bulk storage industries. This product line consisted of bridges, platforms, walkways and stairways, constructed of steel or aluminum and generally installed outdoors. In addition, Green marketed a small line of diggers used primarily as attachments to small tractors for light farm work. This product line was marketed through farm equipment dealers and wholesalers. We sold the principal assets of Green between December 2004 and July 2005 in three transactions pursuant to three separate asset purchase agreements with non-affiliated third parties.

Embassy Industries Inc. ("Embassy")

        Embassy was engaged in the manufacture and sale of baseboard heating products, sold nationally for use in hot-water heating systems installed in single family homes, multi-unit dwellings and commercial and industrial buildings. Embassy's products were sold principally to wholesalers by manufacturers' representatives and in-house sales personnel. Embassy's products were also sold to other manufacturers for incorporation into their products and for distribution on a private-label basis. Embassy also imported a line of radiant heating systems. These systems include the tubing, manifolds, controls and installation supplies. Embassy also provided computer software that aids in the design of the system. In October 2005, Embassy sold substantially all of its operating assets, including, among others, machinery and equipment, inventory, accounts receivable and certain intangibles, to a non-affiliated third party. In June 2007, Embassy sold the real property to a different non-affiliated third party.

Employees

        We employed 274 persons as of December 31, 2007, of which 261 were full-time employees. None of these employees are represented by a union. We believe that our relationships with our employees are satisfactory.

ITEM 1A.    Risk Factors

        A wide range of factors could materially affect our performance. In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results of these operations elsewhere in this report, the following factors, among others, could adversely affect our results of operations or financial position:

  •
  The strength of the retail economy in the United States.  Our business is subject to economic conditions in its major markets, including recession, inflation, deflation, general weakness in retail, industrial, and housing markets. In particular, a significant portion of our products are tied to new residential construction. The strength of such market depends on new housing starts which are a function of many factors beyond our control, including interest rates, employment levels, availability of credit and consumer confidence. New housing starts declined in 2006 and 2007 and the pace may continue at the lower levels or decline further. Such economic conditions could have an adverse effect on our results of operations or financial position.

  •
  Our ability to maintain mutually beneficial relationships with key customers.  We have several key customers, including two customers that, in the aggregate, constituted approximately 28% of our consolidated revenues for 2007. We have been informed that we will be phased out as a vendor for one of these customers which is likely to occur sometime during the second quarter of 2008. Further loss of significant customers or a material negative change in our relationships with our significant customers could have a material adverse effect on our business, results of operations or financial position.

  •
  Adverse changes in currency exchange rates or raw material commodity prices.  A majority of our products are manufactured outside the United States, of which a significant amount is purchased in the local currency. As a result, we are exposed to movements in the exchange rates of various currencies against the United States dollar which could have an adverse effect on our results of operations or financial position. We believe our most significant foreign currency exposures are the Japanese yen, the Taiwan dollar ("TWD") and the Chinese Renminbi ("RMB"). We purchase approximately $51 million of products from China and Taiwan. These purchases are made in U.S. dollars. However, if either or both the TWD or RMB, were to strengthen materially in relation to the U.S. dollar, there could be an adverse effect on our business, results of operations or financial position. We are also subject to currency risk with respect to the yen, however we generally purchase yen forward to mitigate the exposure.

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

  •
  Unforeseen inventory adjustments or changes in purchasing patterns.  We make purchasing decisions based upon a number of factors including an assessment of market needs and preferences, manufacturing lead times and cash flow considerations. To the extent that our assumptions result in inventory levels being too high or too low, there could be a material adverse effect on our business, results of operations or financial position.

  •
  Market acceptance of new products.  There can be no assurance that the market continues its acceptance of the new products we introduced in recent years or will accept new products scheduled for introduction in 2008. There can also be no assurance that the level of sales generated from these new products relative to our expectations will materialize, based on existing investments in productive capacity and commitments by us to fund advertising and product promotions in connection with the introduction of these new products.

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

  •
  Litigation.  The effects of litigation and product liability exposures, as well as other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission and public announcements could have a material adverse effect on our business, results of operations or financial position. Further, while we maintain insurance policies to protect against most potential exposures, events may arise against which we may not be adequately insured. (See "Item 3—Legal Proceedings".)

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

  •
  Compliance with financial covenants.  Under the terms of our credit agreement, we are required to adhere to certain financial covenants. At December 31, 2007 we were not in compliance with one of the financial covenants; however, the banks waived compliance with such financial covenant. We also anticipate that we may not be in compliance with a financial covenant during 2008. If we are not able to secure a waiver or an amendment to the credit agreement or we are not in compliance with any financial covenant at any time in the future and such non-compliance is not waived, our access to funds may be adversely affected, debt may become due immediately, and/or certain of our assets securing our debt could be foreclosed.

  •
  Retention of key personnel.  Our success depends to a significant extent upon the abilities and efforts of our key personnel. The loss of the services of any of our key personnel or our inability to attract and retain qualified personnel in the future could have a material adverse effect on our business, results of operations or financial position.

  •
  Acquisition of businesses.  Part of our business strategy is to opportunistically acquire complementary businesses and dispose of non-complementary businesses. If we fail to develop and integrate any acquired business or dispose of any businesses effectively, our earnings may be adversely affected. In addition, our management team will need to devote substantial time and attention to the acquisition and integration of the acquired businesses, which could distract them from their other duties and responsibilities.

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

ITEM 1B.    Unresolved Staff Comments

        None

ITEM 2.    Properties

Tools

        Florida Pneumatic owns a 72,000 square foot plant facility which is located in Jupiter, Florida. The property is subject to a mortgage. Hy-Tech owns a 51,000 square foot facility which is located in Cranberry Township, Pennsylvania and leases a 10,000 square foot facility located in Punxsutawney, Pennsylvania.

Hardware

        Countrywide owns the 56,250 square foot plant facility located in Tampa, Florida in which Nationwide conducts its business. Countrywide leases part of its facility to a non-affiliated tenant. The facility is subject to a mortgage. Woodmark leases three plant facilities from non-affiliated landlords. One facility is 55,000 square feet and is located in Plano, Texas and is subject to a lease which expires July 2011. The second facility is 17,500 square feet and is located in Austell, Georgia. This facility is subject to a lease expiring May 2010. A third plant facility is leased from a non-affiliated landlord on a month-to-month basis. Pacific Stair leases two plant facilities; a 25,400 square foot warehouse located in Vista California from a non-affiliated landlord with the lease term expiring in July 2008 and a 12,700 square foot manufacturing facility also located in Vista, California with a lease term expiring in August 2008.

        Each facility either provides adequate space for the operations of the respective subsidiary for the foreseeable future or can be modified or expanded to provide additional space. Our executive offices of approximately 5,000 square feet are located in an office building in Melville, New York and are leased from a non-affiliated landlord with a lease term expiring in March 2013.

        Embassy sold its 75,000 square foot facility which was located in Farmingdale New York in 2007.

ITEM 3.    Legal Proceedings

        We are a defendant or co-defendant in various actions brought about in the ordinary course of conducting our business. We do not believe that any of these actions are material to our financial position.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the last quarter of the period covered by this Annual Report on Form 10-K.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our Class A Common Stock trades on the Nasdaq Global Market under the symbol PFIN. The range of the high and low closing sales prices for our Class A Common Stock during the last two years were as follows:

2007	High	Low
First Quarter	$13.94	$11.50
Second Quarter	13.99	10.22
Third Quarter	11.68	9.82
Fourth Quarter	11.70	5.27
2006	High	Low
First Quarter	$14.73	$11.10
Second Quarter	14.91	11.90
Third Quarter	12.28	9.01
Fourth Quarter	12.46	9.90

        As of March 24, 2008, there were approximately 1,100 holders of record of our Class A Common Stock and the closing sale price of our stock as reported by the The Nasdaq Global Market was $6.15. We have not declared any cash dividends on its Class A Common Stock since its incorporation in 1963 and have no plans to declare any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

        On September 5, 2007, we issued a press release announcing that our Board of Directors had extended the time during which we may purchase shares under our previously announced share repurchase program to September 30, 2008. We are authorized to repurchase up to 150,000 shares of Class A Common Stock under such program. We have not re-purchased any of our Class A common shares during 2007.

ITEM 6.    Selected Financial Data

  Not required

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

        Overall, as illustrated in the table below, consolidated 2007 revenue of $110,825,000 decreased $908,000 or 0.8% compared to $111,733,000 reported for 2006. Similarly, for the year 2007 we incurred a decrease in gross margin of $1,139,000 or 3.4% points from 2006 results.

        Our overall financial condition to a large extent is reflective of the general economy, in particular the new home sector. The prolonged down-turn in the number of new homes constructed in the U.S., most notably in the southwest region, continues to adversely affect revenue and gross margin reported at Countrywide, our Hardware segment. According to the U.S. Department of Commerce Census data, new single-unit housing starts were 1,218,000, 1,655,000 and 1,636,000 for 2007, 2006 and 2005, respectively. The fall-off of single unit housing starts from 2006 to 2007 of 437,000 or 26.4% highlights the sluggishness in the sector.

        Revenue and gross margin at Continental, our Tools segment increased primarily as the result of our acquisition in February 2007 of Hy-Tech, which reported revenue of $14,490,000 and gross margin of 37.3%. While this segment has not, to date, been materially adversely affected by the housing downturn and sluggish economy, we did incur gross margin erosion of 3.4% points on revenue of approximately $44,374,000, which is slightly less than the prior year revenue.

        In accordance with generally accepted accounting principles we are required to evaluate the carrying value of our intangible assets at least once a year. We determined that certain intangible assets were impaired. As a result we recorded impairment charges of approximately $23,462, 000 during the fourth quarter of 2007. We believe these impairment charges are primarily the result of the continuing down-turn of the number on new homes being constructed.

        During the second quarter of 2007, Embassy completed the sale of real property it owned, located in Farmingdale, New York. The transaction resulted in a pre-tax gain of approximately $5,100,000. Approximately $1,200,000 of the sale price was applied to settle a mortgage; the balance was used to pay down debt.

        Results of operations for our businesses acquired are reported in the Consolidated Financial Statements from the date of acquisition. As such, results for Hy-Tech have been included since February 12, 2007 and Pacific Stair products since January 3, 2006.

        Please refer to the result of operations data provided within this section for further information.

	Net revenue		Change
	2007	2006	Amount	%
Hardware	$51,511,000	$67,076,000	$(15,565,000)	(23.2)%
Tools	59,314,000	44,657,000	14,657,000	32.8

Consolidated	$110,825,000	$111,733,000	$(908,000)	0.8%

KEY INDICATORS

Economic Measures

        As noted above the most critical economic indicator affecting our overall performance for the foreseeable future is new housing starts. During 2007 revenue for our Hardware segment fell proportionate to the decrease in new housing starts.

        Another key economic measure relevant to us is the cost of metals, especially various types of steel and aluminum. Also important is the value of the dollar in relation to the Japanese yen ("yen") and the Taiwan dollar ("TWD"), as we purchase a significant portion of its products from these two countries. Purchases from Chinese sources are made in U.S. dollars. However, if the Chinese currency, the Renminbi ("RMB"), were to be revalued against the dollar, there could be a significant negative impact on the cost of our products.

Operating Measures

        Key operating measures we use to manage our operating segments are: orders; shipments; development of new products; controlling customer churn; inventory levels and productivity. These measures are recorded and monitored at various intervals, including daily, weekly and monthly. To the extent these measures are relevant, they are discussed in the detailed sections for each operating segment.

Financial Measures

        Key financial measures we use to evaluate the results of our business include: revenue; gross margin; selling, general and administrative expenses; earnings before interest; taxes and bonus; operating cash flows and capital expenditures; return on sales; return on assets; days sales outstanding and inventory turns. These measures are reviewed at monthly, quarterly and annual intervals and compared to historical periods as well as established objectives. To the extent that these measures are relevant, they are discussed in the detailed sections for each operating segment.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Certain of these accounting policies require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities, revenues and expenses. On an ongoing basis, we evaluate estimates, including those related to bad debts, inventory reserves, goodwill and intangible assets and warranty reserves. We base our estimates on historical data and experience, when available, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies are further described below.

Revenue Recognition

        We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectibility is reasonably assured. We sell our goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods. Revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which occurs either upon shipment by us or upon receipt by customers at the location specified in the terms of sale. Other than standard product warranty provisions, our sales arrangements provide for no other, or insignificant, post-shipment obligations. We do offer rebates and other sales incentives, promotional allowances or discounts, from time to time and for certain customers, typically related to customer purchase volume, all of which are fixed or determinable and are classified as a reduction of revenue and recorded at the time of sale. We periodically evaluate whether an allowance for sales returns is necessary. Historically, we have experienced little, if any, sales returns. If we believe there are potential sales returns, we would provide any necessary provision against sales.

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

        We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. We also record as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and our assessment of the general financial conditions affecting our customer base. If actual collection experience changes, revisions to the allowance may be required. We have a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in the creditworthiness of any of these customers could have a material affect on our results of operations in the period in which such changes or events occur. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. Based on the information available, we believe that our allowance for doubtful accounts as of December 31, 2007 was adequate. However, actual write-offs might exceed the recorded allowance.

Inventories

        Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method or the weighted average method. The inventory balance, which includes materials, labor and manufacturing overhead costs, is recorded net of an allowance for obsolete or unmarketable inventory. Such allowance is based upon both historical experience and management's understanding of market conditions and forecasts of future product demand. In addition, items in inventory in excess of one year's usage are compared to the allowance for adequacy. If the actual amount of obsolete or unmarketable inventory significantly exceeds the estimated allowance, our cost of sales, gross profit and net earnings would be significantly affected.

Goodwill and Other Intangible Assets

        Goodwill is carried at cost. Goodwill is not amortized but is subject to an annual test for impairment at the reporting unit level (operating segment or one level below an operating segment) and between annual tests in certain circumstances. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), we test goodwill for impairment on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment might exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with the reporting unit's carrying amount, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the expected present value of future cash flows and the market valuation approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.

        Intangible assets other than goodwill are carried at cost less accumulated amortization. Intangible assets are generally amortized on a straight-line basis over the useful lives of the respective assets, generally five to twenty-five years. Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset.

        In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 ("SFAS 141"). SFAS 141 replaced Accounting Principles Board ("APB") Opinion 16 "Business Combination" and requires the use of the purchase method for all business combinations initiated after June 30, 2001.

ACQUISITIONS

Hy-Tech Machine, Inc.

        On February 14, 2007, pursuant to an Asset Purchase Agreement (the "Hy-Tech APA") effective as of February 12, 2007, Hy-Tech acquired substantially all of the assets (the "Hy-Tech Purchased

Property") of Hy-Tech Machine, Inc., a Pennsylvania corporation, and Quality Gear & Machine, Inc., a Pennsylvania corporation (collectively, the "Hy-Tech Sellers"). The purchase price consisted of $16,900,000 in cash, subject to adjustments, plus the assumption of certain payables and liabilities and the obligation to make certain contingent payments based on factors described in the Hy-Tech APA. The purchase price was negotiated on the basis of the Hy-Tech Sellers historical financial performance. The Hy-Tech Purchased Property was used by the Hy-Tech Sellers in the business of, among other things, manufacturing and selling pneumatic tools and other tool products.

        In connection with this acquisition, Hy-Tech contemporaneously entered into an Agreement of Sale with HTM Associates, a Pennsylvania general partnership comprised of certain shareholders of the Hy-Tech Sellers ("HTM"), pursuant to which Hy-Tech purchased certain real property located in Cranberry Township, Pennsylvania from HTM for $2,200,000 in cash. The acquisition of the Hy-Tech Purchased Property and the real property was financed through our senior credit facility. (See Notes 2 and 9 to the Notes to Consolidated Financial Statements.)

Pacific Stair Products, Inc.

        Pursuant to an Asset Purchase Agreement (the "PSP APA"), dated December 20, 2005, between Pacific Stair Products, a California corporation ("Old PSP"), and Pacific Stair Products, Inc., a then newly-formed Delaware corporation ("Pacific Stair") and wholly-owned subsidiary of Countrywide, effective January 3, 2006, Pacific Stair purchased substantially all of the operating assets of Old PSP. The total purchase price for the assets was approximately $5,233,000, subject to adjustments, plus the assumption of certain liabilities and obligations by Pacific Stair. The assets purchased included, among others, accounts receivable, inventory, machinery and equipment and certain intangibles. Pacific Stair is a manufacturer of premium stair rail products and a distributor of staircase components to the building industry, primarily in southern California and the southwestern region of the United States. As a result of this transaction, Countrywide increased its purchasing power and geographic distribution. The acquisition was financed through our credit facility. (See Note 9 to the Notes to Consolidated Financial Statements.)

DISCONTINUED OPERATIONS

Green

        Green was primarily engaged in the manufacture, development and sale of heavy-duty welded custom designed hydraulic cylinders sold for use as integrated components on a variety of equipment and machinery manufactured by others. Green also manufactured a line of access equipment for the petro-chemical and bulk storage industries. This product line consisted of bridges, platforms, walkways and stairways, constructed of steel or aluminum and generally installed outdoors. In addition, Green marketed a small line of diggers used primarily as attachments to small tractors for light farm work. This product line was marketed through farm equipment dealers and wholesalers. We sold the principal assets of Green between December 2004 and July 2005 in three transactions pursuant to three separate asset purchase agreements with non-affiliated third parties.

Embassy

        Embassy was engaged in the manufacture and sale of baseboard heating products, sold nationally for use in hot-water heating systems installed in single family homes, multi-unit dwellings and commercial and industrial buildings. Embassy's products were sold principally to wholesalers by manufacturers' representatives and in-house sales personnel. Embassy's products were also sold to other manufacturers for incorporation into their products and for distribution on a private-label basis. Embassy also imported a line of radiant heating systems. These systems include the tubing, manifolds, controls and installation supplies. Embassy also provided computer software that aids in the design of the system. In October 2005, Embassy sold substantially all of its operating assets, including, among others, machinery and equipment, inventory, accounts receivable and certain intangibles, to a non-affiliated third party. In June 2007, Embassy sold the real property to a different non-affiliated third party.

        The following amounts related to Embassy and Green have been segregated from the Company's continuing operations and are reported as assets held for sale and assets and liabilities of discontinued operations in the consolidated balance sheets:

	December 31,
	2007	2006
Asset held for sale and assets of discontinued operations:
Current:
Prepaid expenses	$56,000	$350,000
Asset held for sale	—	577,000

Sub-total	56,000	927,000
Long-term:
Other receivable	9,000	40,000

Total assets held for sale and assets of discontinued operations	$65,000	$967,000

Liabilities of discontinued operations:
Current:
Accounts payable and accrued expenses	$30,000	$190,000
Mortgage payable	—	1,254,000

Sub-total	30,000	1,444,000
Long-term:
Pension Obligation	342,000	353,000

Total liabilities of discontinued operations	$372,000	$1,797,000

        Results of operations for Embassy and Green are included from the beginning of each fiscal period presented through the respective dates of asset disposition, and have been segregated from continuing operations and reflected as discontinued operations approximately as follows:

	Year Ended December 31,
	2007	2006
Net revenue	$—	$—
Earnings (loss) from operation of discontinued operations, before taxes	$119,000	$17,000
Income tax (expense) benefit	(27,000)	53,000

Earnings (loss) from operation of discontinued operations	92,000	70,000

Gain on sale of discontinued operations, before taxes	5,095,000	—
Income tax expense	(2,058,000)	—

Gain on sale of discontinued operations	3,037,000	—

Earnings from discontinued operations	$3,129,000	$70,000

RESULTS OF OPERATIONS

2007 compared to 2006

        The table below presents our net revenue for the years presented.

	Year Ended December 31,		Change
	2007	2006	Amount	%
Tools
Florida Pneumatic	$44,374,000	$44,657,000	$(283,000)	(0.6)%
Hy-Tech	14,940,000	N/A	14,940,000	N/A

Total	$59,314,000	$44,657,000	$14,657,000	32.8%

Hardware
Woodmark	$31,852,000	$42,940,000	$(11,088,000)	(25.8)%
Pacific Stair	3,681,000	6,178,000	(2,497,000)	(40.4)
Nationwide	15,978,000	17,958,000	(1,980,000)	(11.0)

Total	$51,511,000	$67,076,000	$(15,565,000)	(23.2)

Consolidated	$110,825,000	$111,733,000	$(908,000)	(0.8)%

REVENUE

  Tools

        Revenue for the Tools segment increased $14,657,000 primarily the result of the acquisition of Hy-Tech which occurred in February 2007 and contributed $14,940,000. Hy-Tech markets its products primarily to the pneumatic air tool industrial sector. The decrease in Florida Pneumatic's revenue of $283,000 resulted from a decrease in retail sales of $386,000 and a decrease of $694,000 in Berkley, automotive, filters, and OEM sales, offset by an increase of $677,000 in sales at Franklin, as a result of increased sales to a large customer, and an increase of $120,000 in industrial sales, primarily attributable to additional new products added during the year.

  Hardware

        As previously noted, this segment has been hardest hit by the continuing down-turn in the number of new homes being constructed. For the year ended December 31, 2007, revenue generated through the sale of our stair products was $29,707,000, a decrease of $10,066,000 or approximately 25.3% when compared to $39,773,000 reported for the year ended December 31, 2006. Similarly, sales of our kitchen & bath products decreased $3,519,000 or 38% when comparing this year's results of $5,825,000 to that of the prior year results of $9,344,000.

        The decrease at Nationwide we believe is also related to the sluggish real estate market in the southeastern portion of the U.S.A., as well as increased competitive pressures. When comparing the revenue generated for the years ending December 31, 2007 to 2006, from Nationwide, which markets patio, fence and OEM products, there were decreases of $1,261,000 or 45%; $235,000 or 2% and $484,000 or 11% respectively. In the aggregate, revenue, on a year over year basis, slid $1,980,000 or 11% to $15,978,000 in 2007 from $17,958,000 in 2006.

GROSS MARGIN

	Year Ended December 31,		Change
	2007	2006	Amount	%
Tools	$17,090,000	$13,129,000	$3,961,000	30.2%
As percent of respective revenue	28.8%	29.4%	(0.6)%
Hardware	$15,752,000	$20,852,000	$(5,100,000)	(24.5)%
As percent of respective revenue	30.6%	31.1%	(0.5)%
Consolidated	$32,842,000	$33,981,000	$(1,139,000)	(3.4)%
As percent of respective revenue	29.6%	30.4%	(0.8)%

  Tools

        Gross margin percentage at Florida Pneumatic decreased to 26.0% for the year ended December 31, 2007, a decrease of 3.4% points from 29.4% for the year ended December 31, 2006. This was principally the result of: (i) price concessions to a major retail customer and (ii) decreased shipments to another retailer which adversely affected fixed manufacturing/warehouse overhead absorption. Further, our mix of products shifted during 2007 compared to 2006. During 2007, Florida Pneumatic sold more promotional items than in the prior year, adversely contributing to the gross margin. It should be noted that while price concessions were granted, revenue generated from this customer increased $1,263,000, or 6.4%. Also contributing to the decrease in gross margin were increases in raw materials adversely affecting gross margin at our Franklin hardware division. Hy-Tech's results of operations are from February 12, 2007, the effective date of the acquisition. Its gross margins for the period commencing with date of acquisition through December 31, 2007 of $5,657,000 or 37.3% are generally in line with its historical results.

  Hardware

        Gross margin as a percent of respective net revenue for the stairs products sold within this segment of 35.9% reflects a increase of 1.7% points from 34.2% for the year ended December 31, 2006. Specifically, gross margin at Pacific Stair for the year ended December 31, 2007 was 1.7%, down from the prior year percentage of 39.0%. This decrease is due primarily to severe under absorption of fixed costs. Stair sales at Woodmark generated a gross margin of 35.7% for the year ended December 31, 2007, an increase of 2.4%. The most significant factor contributing to the gross margin percentage improvement was the proportionate increase in shipments from our warehouses with a corresponding decrease of direct or full container sales. Product shipped directly from our warehouses will generate higher gross margin percentages than full container drop-shipped orders. During 2007, we shipped more products directly from our warehouse than during 2006, resulting in the gross margin percentage reported for the year ended December 31, 2007 to be greater than that of the prior year. Gross profit for the kitchen and bath product line as a percentage of revenue increased 1% when comparing the years ended December 31, 2007 and 2006.

        Our gross margin at Nationwide of 38.1% for the year ended December 31, 2007 reflects a decrease of 3.8% from the 41.9% reported for the year ended December 31, 2006. This decrease is primarily due to increases in our cost of sales. The cost increases arose early in 2007 in steel, zinc and aluminum products imported from our Pacific rim vendors. In general, our selling prices were held constant. However, in some instances we were required to lower our selling prices in highly competitive situations to key customers.

Selling, general and administrative expenses

        Selling, general and administrative expenses ("SG&A") include salaries and related costs, commissions, travel, administrative facilities, communications costs and promotional expenses for our direct sales and marketing staff, administrative and executive salaries and related benefits, legal, accounting and other professional fees as well as amortization and depreciation and general corporate overhead and certain engineering expenses.

        Consolidated SG&A were $28,100,000 for the year ended December 31, 2007, an increase of $2,571,000 when compared to $25,529,000 incurred during the year ended December 31, 2006. Additionally, as a percentage of revenue, for the year ended December 31, 2007 SG&A increased to 25.4% from 22.8% for the prior year. A key factor affecting the fluctuation in SG&A was the acquisition of Hy-Tech in February 2007, which added $2,949,000 of SG&A during 2007. Excluding Hy-Tech's impact, our SG&A for the full year ended December 31, 2007 decreased approximately $272,000 from the prior year. Items affecting our SG&A include reductions in commissions, travel, professional fees and depreciation, offset by increases in bad debts expenses and salaries. However, excluding Hy-tech's revenue and SG&A from the year ended December 31, 2007 totals, our SG&A as a percentage of revenue would have been 26.4%, 3.6% points higher than SG&A as a percentage of 2006 revenue. This percentage increase is primarily due to the fact that most of our SG&A expenses are fixed.

Impairment of goodwill and other intangible assets

        In accordance with the provisions of SFAS 142, we recorded an impairment charge of $23,462,000 relating to goodwill and other intangible assets during the fourth quarter of 2007. During 2007 the country witnessed a deteriorating new home construction sector. This was compounded by general sluggishness in sectors of the economy that directly drive our businesses, sales degradation and pricing concessions to certain key customers within our Tools segment and the loss of key customers in our Hardware segment. As a result, certain of our subsidiaries were unable to demonstrate an ability to generate sufficient discounted future cash flows to support the recorded amounts of goodwill, other intangible assets and other long-lived assets related to those subsidiaries, necessitating the aggregate impairment charge. If the sectors in which our subsidiaries operate, including among other things, new home construction further declines, we could incur additional impairment charges in future periods.

Interest expense—net

        Net interest expense increased $945,000, or 47.9%, from approximately $1,973,000 incurred during the year ended December 31, 2006 to approximately $2,918,000 for the year ended December 31, 2007. Interest expense of approximately $986,000 on the borrowings associated with the Hy-Tech acquisition was the primary factor for the increase. Other components include: (i) Interest expense on borrowings under our revolving credit loan facility was $607,000, a $179,000 increase over the prior year, as lower average borrowings were adversely impacted by higher average interest rates; (ii) Interest expense on trade financing at Florida Pneumatic increased approximately $72,000 as a result of higher average borrowings and higher interest rates; (iii) Interest expense on borrowings under the term loan facility relating to the Woodmark acquisition decreased by approximately $206,000 as lower average borrowings during the period due to repayments were offset by slightly higher average interest rates and (iv) Interest expense on Woodmark's acquisition-related notes decreased by approximately $88,000 as these notes were settled during 2007.

Income taxes

        The effective tax rates applicable to (loss) earnings from continuing operations for the years ended December 31, 2007 and 2006 were (20.4)% and 41.2%, respectively. We generally apply a standard tax rate to our (loss) earnings. The key factor affecting the current year's effective tax rate was the asset impairment charges recorded in accordance with SFAS 142. The effective tax rates applicable to earnings from continuing operations for the year ended December 31, 2006 exceeded our standard rate primarily due to an unexpected accrual for an uncertain tax position resulting from a then pending state audit, which was settled in 2007.

DISCONTINUED OPERATIONS

        Embassy effectively ceased all operating activities during 2006. In June 2007 Embassy received $6,300,000 for the sale of real property and used the after-tax proceeds to satisfy the mortgage on the building of approximately $1,200,000 and reduce its long-term debt. We reported a pre-tax gain from the sale of approximately $5,100,000. We sold the principal assets of Green between December 2004 and July 2005 in three transactions pursuant to three separate asset purchase agreements with non-affiliated third parties.

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

        We gauge our liquidity and financial stability by the measurements shown in the following table:

	December 31,
	2007	2006
Working Capital	$24,000,000	$21,168,000
Current Ratio	1.95 to 1	1.83 to 1
Shareholders' Equity	$37,986,000	$51,521,000

        In connection with our acquisition of Woodmark in 2004, we are potentially liable for additional payments to the sellers. Should the amount of Woodmark's earnings before interest and taxes for the year ending December 31, 2008 exceed $5,100,000, Woodmark would be required to make a payment in an amount equal to 40% of this excess on June 30, 2009. Any such additional payment will be treated as additional goodwill.

        Contemporaneously with the acquisition of Hy-Tech in February 2007, we executed and delivered Amendment No. 7 to Credit Agreement with the banks. The amendment, among other things, added Continental Tool Group, Inc. and Hy-Tech Machine, Inc. as additional co-borrowers and provides for new term loans in amounts not to exceed $19,000,000. Commencing on January 31, 2008 the principal on this new term loan note shall be payable in 25 consecutive quarterly installments of 1/25 of the aggregate principal amount outstanding as at January 31, 2008. From the date of the amendment through January 31, 2008, we were to make payments consisting of interest only. However during the fourth quarter of 2007 we paid down $5,000,000 of this term loan by increasing our borrowings under the short tem credit facility. This new term loan note shall mature on January 31, 2014. The amendment also provides for the amendment and restatement of certain existing term loan notes. We have the option to pay interest at a rate based on either the fluctuating prime rate, LIBOR (London InterBank Offered Rate) or a combination of the two rates.

        The revolving credit loan facility provides for a maximum of $18,000,000, with various sublimits, for direct borrowings, letters of credit, bankers' acceptances and equipment loans. Direct borrowings under the revolving credit loan facility are secured by our accounts receivable, inventory and equipment and are cross-guaranteed by each of our subsidiaries. These borrowings bear interest at either LIBOR plus the currently applicable loan margin or the prime interest rate. At December 31, 2007 and December 31, 2006, the applicable loan margins added to LIBOR were 1.75% and 1.45%, respectively.

At December 31, 2007, and December 31, 2006, the balances outstanding on the revolving credit loan facility were $8,000,000 and $3,000,000, respectively. There are no commitment fees for any unused portion of this credit facility and there were no open letters of credit at December 31, 2007.

        The foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding under the foreign exchange line at December 31, 2007 based on that day's closing spot rate, was approximately $252,000.

        Under the terms of the credit agreement, we are required to adhere to certain financial covenants. At December 31, 2007, we were not in compliance with one of the financial covenants. Subsequent to December 31, 2007, the banks waived compliance with such financial covenant.

        We anticipate that we may not be in compliance with a financial covenant during 2008. However, based upon discussions with the banks, we are confident that the banks will waive our noncompliance of this financial covenant at March 31, 2008 and amend the credit agreement. We believe that such amendment to the credit agreement will enable us to be in compliance with this covenant in future periods. Accordingly, we have not reclassified to current liabilities the long-term portions of our bank debts. However, there can be no assurances that we will be able to secure such amendment.

        Embassy participated in a multi-employer pension plan until it sold substantially all of its operating assets in October 2005. This plan provided defined benefits to all of its union workers. Contributions to this plan were determined by the union contract. Embassy does not administer the plan funds and does not have any control over the plan funds. As a result of Embassy's withdrawal from the plan, it recorded the net present value of a withdrawal liability of approximately $369,000, which is payable in quarterly installments of approximately $8,200 from May 2006 through February 2026. The balance at December 31, 2007 was $342,000 and is reported in Liabilities of Discontinued Operations. Further, in connection with our sale of Embassy, we recorded the net present value of a receivable of approximately $90,000, which is scheduled to be collected at approximately $8,200 per quarter from May 2006 through May 2009.

        In June 2007, Embassy received $6,300,000 for the sale of real property and used the after-tax proceeds to satisfy the mortgage on the building of approximately $1,200,000 and reduce its long-term debt. We reported a pre-tax gain from the sale of approximately $5,100,000.

        Cash decreased $6,000 from $1,340,000 as of December 31, 2006 to $1,334,000 as of December 31, 2007. Our total borrowings increased from $22,619,000 at December 31, 2006 to $34,049,000 at December 31, 2007, due primarily to borrowings in connection with the acquisition of Hy-Tech. Cash provided by operating activities of continuing operations for the years ended December 31, 2007 and 2006 were approximately $7,791,000, and $11,553,000, respectively. We believe that cash on hand derived from operations and cash available through borrowings under our credit facilities will be sufficient to allow us to meet our foreseeable working capital needs.

        The total percent of debt to total book capitalization (debt plus equity) increased from 30.5% at December 31, 2006 to 47.3% at December 31, 2007.

        Capital spending was approximately $1,301,000 and $1,549,000 for the years ended December 31, 2007 and December 31, 2006, respectively. Capital expenditures currently planned for 2008 are expected to approximate $1,000,000, some of which may be financed through our credit facilities. Projected 2008 capital expenditures relate to new products, expansion of existing product lines and replacement of equipment.

OFF-BALANCE SHEET ARRANGEMENTS

        Our foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of foreign currencies needed for payments to foreign suppliers. We have not purchased forward contracts on New Taiwan dollars ("TWD"). The total amount of foreign currency forward contracts outstanding at December 31, 2007, based on that day's closing spot rate, was approximately $252,000.

        Florida Pneumatic imports approximately 8% of its purchases from Japan, with payment due in Japanese yen. As a result, we are subject to the effects of foreign currency exchange fluctuations. We use a variety of techniques to protect ourselves from any adverse effects from these fluctuations, including increasing selling prices, obtaining price reductions from our overseas suppliers, using alternative supplier sources and entering into foreign currency forward contracts. During the year ended December 31, 2007, the relative values of the U.S dollar in relation to the Japanese yen, and to a lesser extent the TWD, were just slightly above fiscal 2007 averages. There can be no assurance as to the future trend of this value.

IMPACT OF INFLATION

        We believe that the effects of changing prices and inflation on our financial position and its results of operations are immaterial.

ENVIRONMENTAL MATTERS

        Although it is difficult to identify precisely the portion of capital expenditures or other costs attributable to compliance with environmental laws and regulations, we do not expect such expenditures or other costs to have a material adverse effect on our financial position and its results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

  Adoption of New Accounting Pronouncements

        In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments—an amendment of Financial Accounting Standards (SFAS) SFAS No. 133 and 140." SFAS No. 155 allows companies to elect to measure at fair value entire financial instruments containing embedded derivatives that would otherwise have to be accounted for separately. It also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest- and principal-only strips are subject to SFAS No. 133, and amends SFAS No. 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivatives. SFAS No. 155 was effective for all financial instruments acquired, issued or subject to a remeasurement event after the beginning of a company's first fiscal year that began after September 15, 2006. The adoption of this statement did not have a material effect on our financial position or results of operations.

        In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets—an amendment of SFAS No. 140." SFAS No. 156 requires the recognition of a servicing asset or liability each time a company undertakes an obligation to service a financial asset in certain situations. It requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practical. SFAS No. 156 was effective as of the beginning of a company's first fiscal year that began after September 15, 2006. The adoption of this statement did not have a material effect on our financial position or results of operations.

Effect of Newly Issued But Not Yet Effective Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 will become effective as of January 1, 2008. We are currently evaluating the impact that the adoption of SFAS 157 may have on our financial position or results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115", ("SFAS 159"). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of the beginning of fiscal 2008. We are currently evaluating the impact that the adoption of SFAS 159 may have on our financial position or results of operations.

        In December 2007, the FASB issued Statement 141 (revised 2007), Business Combinations (Statement 141R) to change how an entity accounts for the acquisition of a business. When effective, Statement 141R will replace existing Statement 141 in its entirety. Statement 141R carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method). In general, Statement 141R will require acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree. Statement 141R will eliminate the current cost-based purchase method under Statement 141. The new measurement requirements will result in the recognition of the full amount of acquisition-date goodwill, which includes amounts attributable to non-controlling interests. The acquirer will recognize in income any gain or loss on the remeasurement to acquisition-date fair value of consideration transferred or of previously acquired equity interests in the acquiree. Neither the direct costs incurred to effect a business combination nor the costs the acquirer expects to incur under a plan to restructure an acquired business will be included as part of the business combination accounting. As a result, those costs will be charged to expense when incurred, except for debt or equity issuance costs, which will be accounted for in accordance with other generally accepted accounting principles. Statement 141R will also change the accounting for contingent consideration, in process research and development, contingencies, and restructuring costs. In addition, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination that occur after the measurement period will impact income taxes under Statement 141R. Statement 141R is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. We intend to adopt Statement 141R effective January 1, 2009 and apply its provisions prospectively. We are evaluating the impact that the adoption of Statement 141R will have on our financial statements.

        In December 2007, the SEC staff issued Staff Accounting Bulletin (SAB) 110, Share-Based Payment, which amends SAB 107, Share-Based Payment, to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees' exercise behavior does not provide a reasonable basis for estimating the expected term of the options. We currently use the simplified method to estimate the expected term for employee option grants as adequate historical experience is not available to provide a reasonable estimate. SAB 110 is effective for employee options granted after December 31, 2007. We intend to adopt SAB 110 effective January 1, 2008 and continue applying the simplified method until enough historical experience is readily available to provide a reasonable estimate of the expected term for employee option grants.

        In December 2007, the FASB issued Statement 160, Non-controlling Interests in Consolidated Financial Statements: an amendment of ARB No. 51. The new Statement changes the accounting for, and the financial statement presentation of, non-controlling equity interests in a consolidated subsidiary. Statement 160 replaces the existing minority-interest provisions of Accounting Research Bulletin (ARB) 51, Consolidated Financial Statements, by defining a new term—non-controlling interests—to replace what were previously called minority interests. The new standard establishes non-controlling interests as a component of the equity of a consolidated entity. The underlying principle of the new standard is that both the controlling interest and the non-controlling interests are part of the equity of a single economic entity: the consolidated reporting entity. Classifying non-controlling interests as a component of consolidated equity is a change from the current practice of treating minority interests as a mezzanine item between liabilities and equity or as a liability. The change affects both the accounting and financial reporting for non-controlling interests in a consolidated subsidiary. Statement 160 includes reporting requirements intended to clearly identify and differentiate the interests of the parent and the interests of the non-controlling owners. The reporting requirements are required to be applied retrospectively. Statement 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. We intend to adopt Statement 160 effective January 1, 2009 and apply its provisions prospectively. We will also present comparative financial statements that reflect the retrospective application of the disclosure and presentation provisions when it applies the requirements of Statement 160. We are evaluating the impact that the adoption of Statement 160 will have on its financial statements.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Not Required

ITEM 8.    Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
P&F Industries, Inc.

        We have audited the accompanying consolidated balance sheets of P&F Industries, Inc. and Subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. Our audits of the basic financial statements included the financial statement Schedule II—Valuation and Qualifying Accounts, as of and for the years ended December 31, 2007 and 2006 ("financial statement schedule"). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of P&F Industries, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP
Melville, New York
March 27, 2008

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
CURRENT
Cash	$1,334,167	$1,339,882
Accounts receivable—net	12,883,095	12,685,388
Notes and other receivables	393,525	1,174,401
Inventories—net	31,736,103	26,692,615
Deferred income taxes—net	1,397,000	980,000
Asset held for sale	—	576,535
Assets of discontinued operations	56,142	350,138
Income tax refund receivable	225,524	1,356,310
Prepaid expenses and other current assets	1,171,279	1,369,403

TOTAL CURRENT ASSETS	49,196,835	46,524,672

PROPERTY AND EQUIPMENT
Land	1,549,773	1,174,773
Buildings and improvements	7,613,514	5,716,144
Machinery and equipment	15,563,078	9,249,720

	24,726,365	16,140,637
Less accumulated depreciation and amortization	10,010,179	8,411,447

NET PROPERTY AND EQUIPMENT	14,716,186	7,729,190
GOODWILL	4,594,028	24,921,473
OTHER INTANGIBLE ASSETS—net	11,103,534	10,897,333
DEFERRED INCOME TAXES—net	3,445,000	—
ASSETS OF DISCONTINUED OPERATIONS	9,400	40,436
OTHER ASSETS—net	204,684	311,721

TOTAL ASSETS	$83,269,667	$90,424,825

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings	$8,000,000	$3,000,000
Accounts payable	5,042,046	6,760,659
Income taxes payable	524,780	435,237
Accrued compensation	1,805,120	2,158,279
Other accrued liabilities	3,489,703	3,999,246
Current maturities of long-term debt	6,305,423	7,559,681
Liabilities of discontinued operations	30,236	1,443,822

TOTAL CURRENT LIABILITIES	25,197,308	25,356,924
LONG-TERM DEBT, less current maturities	19,744,173	12,059,758
LIABILITIES OF DISCONTINUED OPERATIONS	342,367	352,971
DEFERRED INCOME TAXES—net	—	1,134,000

TOTAL LIABILITIES	45,283,848	38,903,653

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock—$10 par; authorized—2,000,000 shares; no shares outstanding	—	—
Common stock
Class A—$1 par; authorized—7,000,000 shares; issued—3,956,431 and 3,850,367 shares, respectively	3,956,431	3,850,367
Class B—$1 par; authorized—2,000,000 shares; no shares issued	—	—
Additional paid-in capital	10,166,662	9,191,598
Retained earnings	26,756,514	40,850,384
Treasury stock, at cost (318,969 and 272,607 shares, respectively)	(2,893,788)	(2,371,177)

TOTAL SHAREHOLDERS' EQUITY	37,985,819	51,521,172

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$83,269,667	$90,424,825

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006
Net revenue	$110,824,751	$111,732,731
Cost of sales	77,982,902	77,751,900

Gross profit	32,841,849	33,980,831
Selling, general and administrative expenses	28,100,060	25,528,659
Impairment of goodwill and other intangible assets	23,461,973	—

Operating (loss) income	(18,720,184)	8,452,172
Interest expense—net	2,917,902	1,973,308

(Loss) earnings from continuing operations before income taxes	(21,638,086)	6,478,864
Income tax (benefit) expense	(4,415,000)	2,668,000

(Loss) earnings from continuing operations before discontinued operations	(17,223,086)	3,810,864

Discontinued operations (net of taxes):
Earnings from operation of discontinued operations (net of tax expense of $27,000 in 2007 and (benefit) of $53,000 in 2006)	92,665	70,401
Gain on sale of asset of discontinued operations (net of tax expense of $2,058,000 for 2007)	3,036,551	—

Earnings from discontinued operations	3,129,216	70,401

Net (loss) earnings	$(14,093,870)	$3,881,265

Basic (loss) earnings per common share:
Continuing operations	$(4.77)	$1.06
Discontinued operations	0.87	0.02

	$(3.90)	$1.08

Diluted (loss) earnings per common share:
Continuing operations	$(4.77)	$1.01
Discontinued operations	0.87	0.02

	$(3.90)	$1.03

Weighted average common shares outstanding:
Basic	3,612,905	3,579,254

Diluted	3,612,905	3,783,728

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

		Class A Common Stock, $1 Par
						Treasury Stock
				Additional paid-in capital
	Total	Shares	Amount		Retained earnings	Shares	Amount
Balance—January 1, 2006	$47,716,210	3,814,367	$3,814,367	$8,947,855	$36,969,119	(244,576)	$(2,015,131)
Net earnings	3,881,265	—	—	—	3,881,265	—	—
Issuance of Class A common stock upon exercise of stock options	208,580	36,000	36,000	172,580	—	—	—
Shares surrendered as payment for exercise of stock options	(61,850)	—	—	—	—	(5,000)	(61,850)
Purchase of Class A common Stock	(294,196)	—	—	—	—	(23,031)	(294,196)
Stock-based compensation	71,163	—	—	71,163	—	—	—

Balance—December 31, 2006	51,521,172	3,850,367	3,850,367	9,191,598	40,850,384	(272,607)	(2,371,177)
Net loss	(14,093,870)				(14,093,870)
Issuance of Class A common stock upon exercise of stock options	644,967	106,064	106,064	538,903	—	—	—
Shares surrendered as payment for exercise of stock options	(522,611)	—	—	—	—	(46,362)	(522,611)
Tax benefits from exercise of stock options	84,000	—	—	84,000	—	—	—
Stock-based compensation	352,161	—	—	352,161	—	—	—

Balance—December 31, 2007	$37,985,819	3,956,431	$3,956,431	$10,166,662	$26,756,514	(318,969)	$(2,893,788)

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2007	2006
Cash Flows from Operating Activities of Continuing Operations:
Net (loss) earnings	$(14,093,870)	$3,881,265

Earnings from discontinued operations—net of taxes	(3,129,216)	(70,401)
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities of continuing operations:
Non-cash charges and credits:
Depreciation and amortization	1,600,541	902,696
Amortization of other intangible assets	1,234,299	1,197,500
Amortization of other assets	12,417	6,000
Impairment of goodwill and other intangible assets	23,461,973	—
Provision for losses on accounts receivable—net	359,719	33,491
Stock-based compensation	352,161	71,163
Deferred income taxes—net	(5,161,000)	672,000
(Gain) on disposal of fixed assets	—	(29,763)
Changes in operating assets and liabilities, net of assets and liabilities acquired
Accounts receivable	2,583,990	425,371
Notes and other receivables	780,876	1,570,592
Inventories	1,752,904	(180,350)
Income tax refund receivable	1,130,786	—
Prepaid expenses and other current assets	252,459	(1,618,013)
Other assets	189,620	490,660
Accounts payable	(1,718,613)	4,762,596
Income taxes payable	89,543	(930,909)
Accruals and other	(1,907,947)	369,210

Total adjustments	21,884,512	7,671,843

Net cash provided by operating activities of continuing operations	7,790,642	11,553,108

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year ended December 31,
	2007	2006
Cash Flows from Investing Activities of Continuing Operations:
Capital expenditures	$(1,300,857)	$(1,549,264)
Purchase of certain assets, net of certain liabilities, of Hy-Tech Machine, Inc.	(19,100,000)	—
Purchase of certain assets, net of certain liabilities, of Pacific Stair Products, Inc.	—	(5,232,916)
Additional payments for acquisition-related expenses of Hy-Tech Machine, Inc.	(912,741)	—
Additional purchase price adjustment of Hy-Tech Machine, Inc.	(752,598)	—
Additional payments for acquisition-related expenses of Pacific Stair Products, Inc.	—	(364,595)
Additional purchase price adjustment of Pacific Stair Products, Inc.	—	37,613
Proceeds from disposal of fixed assets	26,733	58,750

Net cash used in investing activities of continuing operations	(22,039,463)	(7,050,412)

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from short-term borrowings	20,500,000	13,500,000
Repayments of short-term borrowings	(15,500,000)	(13,500,000)
Proceeds from term loan	19,000,000	—
Repayments of term loan	(8,800,000)	(3,800,000)
Principal payments on long-term debt	(3,769,843)	(211,941)
Proceeds from exercise of stock options	122,356	146,730
Tax benefits from the exercise of stock options	84,000	—
Purchase of Class A common stock	—	(294,196)

Net cash provided by (used in) financing activities of continuing operations	11,636,513	(4,159,407)

Cash Flows from Discontinued Operations:
Net cash used in operating activities	(1,233,841)	(661,878)
Net cash provided by investing activities	5,094,551	—
Net cash used in financing activities	(1,254,117)	(113,153)

Net cash provided by (used in) discontinued operations	2,606,593	(775,031)

NET DECREASE IN CASH	(5,715)	(431,742)
Cash at beginning of year	1,339,882	1,771,624

Cash at end of year	$1,334,167	$1,339,882

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$3,137,000	$1,916,000

Income taxes	$2,340,000	$4,586,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Non-cash investing and financing activities were as follows:

        During the year ended December 31, 2007, the Company received 46,362 shares of Class A Common Stock in connection with the exercise of options to purchase 96,664 shares of Class A Common Stock. The value of these shares was recorded at $522,611.

        During the year ended December 31, 2006, the Company received 5,000 shares of Class A Common Stock in connection with the exercise of options to purchase 15,000 shares of Class A Common Stock. The value of these shares was recorded at $61,850.

        In connection with the sale of certain assets of Embassy in October 2005, the Company recorded a receivable of approximately $1,233,000 related to escrow monies due, subject to certain conditions of release, and a working capital adjustment. During 2006, the Company received approximately $833,000. The balance of $400,000 was collected during 2007.

        In connection with the sale of certain assets of Green's Agricultural Division in July 2005, the Company received interest-bearing promissory notes of approximately $305,000, as adjusted. During 2006, these notes were satisfied.

        In connection with the sale of certain assets of Green's Access Division in February 2005, the Company received interest-bearing promissory notes of approximately $877,000, as adjusted. During 2006, these notes were satisfied.

        In connection with the sale of certain assets of Green's Cylinder Division in December 2004, the Company received an interest bearing promissory note of approximately $686,000, payable monthly through December 2005. In addition, the Company entered into a finished goods inventory purchase agreement with the buyer and recorded a receivable of approximately $889,000, which was collected in 2006.

        In connection with the Company's acquisition of Woodmark in June 2004, the Company issued a note payable to the sellers in the amount of $1,218,000. The Company also assumed a note payable to the sellers in the amount of $2,190,000, both of which were paid in 2007.

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006

NOTE 1—SUMMARY OF ACCOUNTING POLICIES

Principles of Consolidation

        The consolidated financial statements contained herein include the accounts of P&F Industries, Inc. and its subsidiaries ("P&F"). All significant intercompany balances and transactions have been eliminated.

        P&F conducts its business operations through two of its wholly-owned subsidiaries: Continental Tool Group, Inc. ("Continental") and Countrywide Hardware, Inc. ("Countrywide"). On June 29, 2007, P&F transferred its sole and direct ownership interest in Florida Pneumatic Manufacturing Corporation ("Florida Pneumatic") to Continental. P&F and its subsidiaries are herein referred to collectively as the "Company." In addition, the words "we", "our" and "us" refer to the Company.

        Continental conducts its business operations through Florida Pneumatic and Hy-Tech Machine, Inc., ("Hy-Tech"). Florida Pneumatic is engaged in the importation, manufacture and sale of pneumatic hand tools, primarily for the industrial, retail and automotive markets, and the importation and sale of compressor air filters. Florida Pneumatic also markets, through its Berkley Tool division ("Berkley"), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely-used brand of pipe cutting and threading machines. In addition, through its Franklin Manufacturing ("Franklin") division, Florida Pneumatic imports a line of door and window hardware. In February 2007, Hy-Tech acquired substantially all of the operating assets of Hy-Tech Machine, Inc., a Pennsylvania corporation, and Quality Gear & Machine, Inc. and certain real property from HTM Associates. Hy-Tech is primarily engaged in the manufacture and distribution of pneumatic tools and parts for industrial applications.

        Countrywide conducts its business operations through Nationwide Industries, Inc. ("Nationwide"), Woodmark International, L.P. ("Woodmark"), a limited partnership between Countrywide and WILP Holdings, Inc., a subsidiary of P&F, and Pacific Stair Products, Inc. ("Pacific Stair"). Nationwide is an importer and manufacturer of door, window and fencing hardware. Woodmark is an importer of builders' hardware, including staircase components and kitchen and bath hardware and accessories. Pacific Stair manufactures premium stair rail products and distributes Woodmark's staircase components to the building industry, primarily in southern California and the southwestern region of the United States.

        The Company's wholly-owned subsidiary, Embassy Industries, Inc. ("Embassy"), was engaged in the manufacture and sale of baseboard heating products and the importation and sale of radiant heating systems until it exited that business in October 2005 through the sale of substantially all of its non-real estate assets. Embassy sold its real estate assets in June 2007.

        The Company's wholly-owned subsidiary, Green Manufacturing, Inc. ("Green"), was primarily engaged in the manufacture, development and sale of heavy-duty welded custom designed hydraulic cylinders, a line of access equipment for the petro-chemical industry and a line of post hole digging equipment for the agricultural industry until it exited those businesses between December 2004 and July 2005. Green has effectively ceased all operating activities.

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

Shipping and Handling Costs

        The Company generally does not bill customers for shipping and handling costs. Expenses for shipping and handling costs are included in selling, general and administrative expenses, and totaled approximately $2,785,000 and $2,723,000 for the years ended December 31, 2007 and 2006, respectively.

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with maturities of three months or less from the date of acquisition. There were no cash equivalents at December 31, 2007 and 2006. The Company maintains cash balances at various financial institutions. At December 31, 2007, these financial institutions held approximately $2,376,000 in excess of amounts insured by the Federal Deposit Insurance Corporation and other government agencies.

Financial Instruments

        The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, notes and other receivables, accounts payable and short-term debt, approximate fair value as of December 31, 2007 and 2006 because of the relatively short-term maturity of these financial instruments. The carrying amounts reported for long-term debt approximate fair value as of December 31, 2007 and 2006 because, in general, the interest rates underlying the instruments fluctuate with market rates.

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

        The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. The Company also records as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and the Company's assessment of the general financial conditions affecting its customer base. If actual collection experience changes, revisions to the allowance may be required. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in the creditworthiness of any of these customers could have a material affect on the Company's results of operations in the period in which such changes or events occur. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. Based on the information available, the Company believes that its allowance for doubtful accounts as of December 31, 2007 was adequate. However, actual write-offs might exceed the recorded allowance.

Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to concentration of credit risk consist principally of temporary cash investments, accounts receivable and notes receivables. The Company places its cash in overnight money market instruments with high quality financial institutions, which, by policy, limit the amount of credit exposure in any one financial instrument. The Company principally sells its products domestically to customers in diversified industries. (See Note 14).

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, possible disclosure of contingent assets and liabilities at the date of the financial instruments and the reported amounts of revenue and expenses during the reporting period. On an on-going basis P&F evaluates its estimates, including those related to collectibility of account receivable, valuation of inventories, recoverability of goodwill and intangible assets and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

Reclassifications

        Certain items from the prior year have been reclassified to conform to the current year presentation.

Inventories

        Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method or the weighted average method. The inventory balance which includes raw materials, labor and manufacturing overhead costs, is recorded net of an allowance for obsolete or unmarketable inventory. Such allowance is based upon both historical experience and Management's understanding of market conditions and forecasts of future product demand. If the actual amount of obsolete or unmarketable inventory significantly exceeds the estimated allowance, the Company's cost of sales, gross profit and net earnings would be significantly affected.

Property and Equipment and Depreciation and Amortization

        Property and equipment are stated at cost less accumulated depreciation and amortization. The Company capitalizes items in excess of $1,000. Minor replacements and maintenance and repair items are charged to expense as incurred. Upon disposal or retirement of assets, the cost and related accumulated depreciation are removed from the Company's consolidated balance sheet.

        Depreciation of buildings and machinery and equipment is computed by using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over periods ranging from 10 to 31.5 years, and machinery and equipment is depreciated over periods ranging from 3 to 12 years. Leasehold improvements are amortized over the life of the lease or the useful life of the related asset, whichever is shorter.

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

Goodwill and Other Intangible Assets

        Goodwill is carried at cost. Goodwill is not amortized but is subject to an annual test for impairment at the reporting unit level (operating segment or one level below an operating segment) and between annual tests in certain circumstances. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), we test goodwill for impairment on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment might exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with the reporting unit's carrying amount, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the expected present value of future cash flows and the market valuation approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.

        Intangible assets other than goodwill are carried at cost less accumulated amortization. Intangible assets are generally amortized on a straight-line basis over the useful lives of the respective assets, generally five to twenty-five years. Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset.

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 ("SFAS 141"). SFAS 141 replaced Accounting Principles Board Opinion 16 "Business Combination" and requires the use of the purchase method for all business combinations initiated after June 30, 2001.

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

Income Taxes

        The Company files a consolidated Federal tax return. P&F Industries, Inc. and certain of its subsidiaries file a combined tax return in New York State. All subsidiaries file other state and local tax returns on a stand-alone basis.

        In June 2006, the FASB issued Interpretation, or FIN, No. 48, "Accounting for Uncertainty in Income Taxes". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

        Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and any operating loss or tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of any change in the tax rate is recognized in income in the period that includes the enactment date of such change. Income tax-related interest and penalties are recorded as a component of the provision for income taxes.

Advertising

        The Company expenses its costs of advertising in the period in which they are incurred. Advertising costs for the years ended December 31, 2007 and 2006 were $2,048,000 and $1,844,000, respectively.

(Loss) Earnings Per Common Share

        Basic (loss) earnings per common share excludes any dilution. It is based upon the weighted average number of shares of common stock outstanding during the year. Diluted (loss) earnings per common share reflects the effect of shares of common stock issuable upon the exercise of options, unless the effect on earnings is antidilutive.

        Diluted (loss) earnings per common share is computed using the treasury stock method. Under this method, the aggregate number of shares of common stock outstanding reflects the assumed use of proceeds from the hypothetical exercise of any outstanding options or warrants to purchase shares of the Company's Class A Common Stock. The average market value for the period is used as the assumed purchase price.

        The following table sets forth the computation of basic and diluted (loss) earnings per common share:

	Year Ended December 31,
	2007	2006
Numerator:
Numerator for basic and diluted (loss) earnings per common share:
(Loss) earnings from continuing operations	$(17,223,000)	$3,811,000
Discontinued operations, net of taxes	3,129,000	70,000

Net (loss) earnings	$(14,094,000)	$3,881,000

Denominator:
Denominator for basic (loss) earnings per share—weighted average common shares outstanding	3,613,000	3,579,000
Effect of dilutive securities:
Stock options	—	205,000

Denominator for diluted (loss) earnings per share—adjusted Weighted average common shares and assumed conversions	3,613,000	3,784,000

        At December 31, 2007 and 2006, and during the years then ended, there were outstanding stock options whose exercise prices were higher than the average market values for the respective periods. These options are anti-dilutive and were excluded from the computation of earnings per share during the year ended December 31, 2006. The weighted average anti-dilutive options outstanding for the years ended December 31, 2007 and 2006 were 59,453 and 29,000, respectively. Diluted loss per share for the year ended December 31, 2007 was the same as basic loss per share as the inclusion of the effect of common share equivalents then outstanding would be anti-dilutive. At December 31, 2007 there were approximately 162,000 options omitted from the calculations as they would have had an anti-dilutive effect.

Stock-Based Compensation

        On January 1, 2006, the Company adopted the provisions of FASB issuance of SFAS No. 123(R), "Share-Based Payment" ("Statement 123(R)"), which revises FASB SFAS No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), and supersedes APB Opinion 25, "Accounting for Stock Issued to Employees". Statement 123(R) requires the Company to recognize expense related to the fair value of our stock-based compensation awards, including employee stock options.

        As a result of adopting Statement 123(R), the Company's net (loss) earnings for the years ended December 31, 2007 and December 31, 2006 were approximately $352,000 and $71,000 lower than if we had continued to account for stock-based compensation under APB Opinion 25. Compensation expense is recognized in the selling, general and administrative expenses line item of the Company's statements of operations on a straight-line basis over the vesting periods. There are no capitalized stock-based compensation costs at December 31, 2007 and 2006. There were no options granted during fiscal 2006.

        We estimated the fair value of the Company's common stock options using the following assumptions for the year ended December 31, 2007.

Risk-free interest rate	5.2%
Expected term (in years)	8.2
Volatility	34.9%
Dividend yield	0%
Weighted-average fair value of options granted	$5.68

        The fair values of the Company's common stock options were estimated on the date of the grant using the Black-Scholes pricing model with the following assumptions: (i) the expected term was based on historical exercises and terminations; (ii) the expected volatility of our shares of common stock was determined using historical volatilities based on historical stock prices over a period of time equal to the expected life of the options; (iii) the dividend yield is 0% as the Company has historically not declared dividends and does not expect to declare any in the future and (iv) with respect to risk-free interest rate, the Company applies the ten year treasury bill interest rate as of the date of the grant.

        The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding. Because we consider our options to be "plain vanilla", we estimated the expected term using a modified version of the simplified method of calculation, as prescribed by SAB No.107. This modified calculation uses the actual life for options that have been settled, and a uniform distribution assumption for the options still outstanding. Under SAB 107, options are considered to be "plain vanilla" if they have the following characteristics: granted "at-the-money"; exercisability is conditioned upon service through a vesting date; termination of service prior to vesting results in forfeiture; limited exercise period following termination of service; and options are non-transferable and non-hedgeable.

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

        For derivative instruments that are designated and qualify as fair value hedges (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedge item attributable to the hedged risk are recognized in (loss) earnings in the current period. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure of variability in the expected future cash flows that would be attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated comprehensive income (loss) (a component of shareholders' equity) and reclassified into (loss) earnings in the same period or periods during which the hedged transaction affects (loss) earnings. The remaining gain or loss on the derivative instrument, if any (i.e., the ineffective portion and any portion of the derivative instrument excluded from the assessment of effectiveness), is recognized in (loss) earnings in the current period. For derivative instruments not designated as hedging instruments, changes in the fair market values are recognized in (loss) earnings as a component of cost of sales. At December 31, 2007 and 2006, all of the Company's derivative instruments are not designated as fair value hedging instruments.

        The Company accounts for changes in the fair value of its foreign currency contracts by marking them to market and recognizing any resulting gains or losses through its statements of operations. The Company also marks its yen-denominated payables to market, recognizing any resulting gains or losses in its statements of operations. At December 31, 2007, the Company had foreign currency forward contracts, maturing in 2007, to purchase Japanese yen at contracted forward rates. The value of these contracts at December 31, 2007, based on that day's closing spot rate, was approximately $255,000, which was the approximate value of the Company's yen-denominated accounts payable. During the years ended December 31, 2007 and 2006 the Company recorded in its cost of sales net realized gains of approximately $18,000 and $39,000, respectively, on foreign currency transactions. At December 31, 2007 and 2006, the Company had no material unrealized gains or losses on foreign currency transactions.

Adoption of New Accounting Pronouncements

        In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments—an amendment of Financial Accounting Standards ("SFAS") SFAS No. 133 and 140." SFAS No. 155 allows companies to elect to measure at fair value entire financial instruments containing embedded derivatives that would otherwise have to be accounted for separately. It also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest- and principal-only strips are subject to SFAS No. 133, and amends SFAS No. 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivatives. SFAS No. 155 was effective for all financial instruments acquired, issued or subject to a re-measurement event after the beginning of a company's first fiscal year that began after September 15, 2006. The adoption of this statement did not have a material effect on our financial position or results of operations.

        In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets—an amendment of SFAS No. 140." SFAS No. 156 requires the recognition of a servicing asset or liability each time a company undertakes an obligation to service a financial asset in certain situations. It requires all separately recognized servicing assets and liabilities to be initially measured at fair value, if practical. SFAS No. 156 was effective as of the beginning of a company's first fiscal year that began after September 15, 2006. The adoption of this statement did not have a material effect on our financial position or results of operations.

Effect of Newly Issued But Not Yet Effective Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 will become effective as of

January 1, 2008. The Company is currently evaluating the impact that the adoption of SFAS 157 may have on our financial position or results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115", ("SFAS 159"). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of the beginning of fiscal 2008. The Company is currently evaluating the impact that the adoption of SFAS 159 may have on our financial position or results of operations.

        In December 2007, the FASB issued Statement 141 (revised 2007), Business Combinations (Statement 141R) to change how an entity accounts for the acquisition of a business. When effective, Statement 141R will replace existing Statement 141 in its entirety. Statement 141R carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method). In general, Statement 141R will require acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree. Statement 141R will eliminate the current cost—based purchase method under Statement 141. The new measurement requirements will result in the recognition of the full amount of acquisition-date goodwill, which includes amounts attributable to non-controlling interests. The acquirer will recognize in income any gain or loss on the re-measurement to acquisition-date fair value of consideration transferred or of previously acquired equity interests in the acquiree. Neither the direct costs incurred to effect a business combination nor the costs the acquirer expects to incur under a plan to restructure an acquired business will be included as part of the business combination accounting. As a result, those costs will be charged to expense when incurred, except for debt or equity issuance costs, which will be accounted for in accordance with other generally accepted accounting principles. Statement 141R will also change the accounting for contingent consideration, in process research and development, contingencies, and restructuring costs. In addition, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination that occur after the measurement period will impact income taxes under Statement 141R. Statement 141R is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The Company intends to adopt Statement 141R effective January 1, 2009 and apply its provisions prospectively. The Company is evaluating the impact that the adoption of Statement 141R will have on its financial statements.

        In December 2007, the SEC staff issued Staff Accounting Bulletin (SAB) 110, Share-Based Payment, which amends SAB 107, Share-Based Payment, to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees' exercise behavior does not provide a reasonable basis for estimating the expected term of the options. The Company currently uses the simplified method to estimate the expected term for employee option grants as adequate historical experience is not available to provide a reasonable estimate. SAB 110 is effective for employee options granted after December 31, 2007. The Company intends to adopt SAB 110 effective January 1, 2008 and continue applying the simplified method until enough historical experience is readily available to provide a reasonable estimate of the expected term for employee option grants.

        In December 2007, the FASB issued Statement 160, Non-controlling Interests in Consolidated Financial Statements: an amendment of ARB No. 51. The new Statement changes the accounting for, and the financial statement presentation of, non-controlling equity interests in a consolidated subsidiary. Statement 160 replaces the existing minority-interest provisions of Accounting Research Bulletin (ARB) 51, Consolidated Financial Statements, by defining a new term—non-controlling interests—to replace what were previously called minority interests. The new standard establishes non-controlling interests as a component of the equity of a consolidated entity. The underlying principle of the new standard is that both the controlling interest and the non-controlling interests are part of the equity of a single economic entity: the consolidated reporting entity. Classifying non-controlling interests as a component of consolidated equity is a change from the current practice of treating minority interests as a mezzanine item between liabilities and equity or as a liability. The change affects both the accounting and financial reporting for non-controlling interests in a consolidated subsidiary. Statement 160 includes reporting requirements intended to clearly identify and differentiate the interests of the parent and the interests of the non-controlling owners. The reporting requirements are required to be applied retrospectively. Statement 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The Company intends to adopt Statement 160 effective January 1, 2009 and apply its provisions prospectively. The Company will also present comparative financial statements that reflect the retrospective application of the disclosure and presentation provisions when it applies the requirements of Statement 160. The Company is evaluating the impact that the adoption of Statement 160 will have on its financial statements.

NOTE 2—ACQUISITIONS

Hy-Tech Machine, Inc.

        On February 14, 2007, pursuant to an Asset Purchase Agreement (the "Hy-Tech APA") effective as of February 12, 2007, Hy-Tech, a Delaware corporation and a wholly-owned subsidiary of Continental, acquired substantially all of the assets (the "Hy-Tech Purchased Property") of Hy-Tech Machine, Inc., a Pennsylvania corporation, and Quality Gear & Machine, Inc., a Pennsylvania corporation (collectively, the "Hy-Tech Sellers"). The purchase price consisted of $16,900,000 in cash, subject to adjustments, plus the assumption of certain payables and liabilities and the obligation to make certain contingent payments based on factors described in the Hy-Tech APA. The purchase price was negotiated on the basis of the Hy-Tech Sellers' historical financial performance. The Hy-Tech Purchased Property was used by the Hy-Tech Sellers in the business of, among other things, manufacturing and selling pneumatic tools and other tool products.

        In connection with this acquisition, Hy-Tech contemporaneously entered into an Agreement of Sale with HTM Associates, a Pennsylvania general partnership comprised of certain shareholders of the Hy-Tech Sellers ("HTM"), pursuant to which Hy-Tech purchased certain real property located in Cranberry Township, Pennsylvania from HTM for $2,200,000 in cash. The acquisition of the Hy-Tech Purchased Property and the real property was financed through the Company's senior credit facility.

        The Company also agreed to make additional payments ("Contingent Consideration") to the Sellers. The amount of Contingent Consideration is to be based on a percentage of the average increase in earnings before interest, taxes, depreciation and amortization ("EBITDA") over a two-year period from the date of acquisition, over a base year EBITDA of $4,473,000. In addition, the Company has agreed to make a further additional payment ("Additional Contingent Consideration"), subject to certain conditions related to an exclusive supply agreement with a major customer and, to a certain extent and subject to certain provisions, the achievement of Contingent Consideration. This Additional Contingent Consideration may not exceed $1,900,000. Any such additional payments for Contingent Consideration or Additional Contingent Consideration, if any, would be payable on or about ninety days subsequent to the second anniversary of the acquisition date and will be treated by the Company as additions to goodwill.

        Contemporaneously with this acquisition, the Company executed and delivered Amendment No. 7 to Credit Agreement with the two banks. The amendment, among other things, added Continental and Hy-Tech as additional co-borrowers and provides for new term loans in amounts not to exceed $19,000,000. The principal on the new term loan notes are payable in 25 consecutive quarterly installments of 1/25 of the aggregate principal amount outstanding on January 31, 2008, commencing on

January 31, 2008. From the date of the amendment through January 31, 2008, monthly payments of interest only were required and were remitted to the bank. The Company and the co-borrowers have the option to pay interest at a rate based on either the fluctuating prime rate, LIBOR or a combination of the two rates. The new term loan notes shall mature on January 31, 2014. The amendment also provided for the amendment and restatement of certain existing term loan notes. The revolving credit loan facility provides for a maximum of $18,000,000, with various sublimits, for direct borrowings, letters of credit, bankers' acceptances and equipment loans.

        The purchase price for this acquisition was as follows:

Cash paid at closing from new borrowings	$19,100,000
Direct acquisition costs	912,000

Total purchase price prior to net asset adjustment	20,012,000
Net asset adjustment	753,000

Total purchase price	$20,765,000

        The following table presents the estimated fair values of the net assets acquired and the amount allocated to goodwill:

Accounts receivable, net		$3,141,000
Inventories, net		6,797,000
Other current assets		54,000
Other assets		95,000
Property and equipment		7,313,000
Identifiable intangible assets:
Backlog	$94,000
Customer relationships	3,076,000
Trademark	199,000
Engineering drawings	290,000	3,659,000

		21,059,000
Less: liabilities assumed	1,045,000
Deferred tax	165,000	1,210,000

Total fair value of net assets acquired		19,849,000
Goodwill		916,000

Total estimated purchase price		$20,765,000

        The Company obtained a final valuation of the identifiable intangible assets through an independent third-party. The excess of the total purchase price over the fair value of the net assets acquired, including the value of the identifiable intangible assets, has been allocated to goodwill. Goodwill will be amortized, for fifteen years, for tax purposes but not for financial reporting purposes. The fair values and estimated lives of the identifiable intangible assets are based on current information and are subject to change. The intangible assets subject to amortization will be amortized over fifteen years for tax purposes. For financial reporting purposes, useful lives have been assigned as follows:

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

	Year Ending December 31,
	2007	2006
Net revenue	$113,004,000	$129,607,000

Net (loss) earnings	$(13,911,000)	$4,594,000

(Loss) earnings per share of common stock
Basic	$(3.85)	$1.28

Diluted	$(3.85)	$1.21

Pacific Stair Products, Inc.

        Pursuant to an Asset Purchase Agreement (the "PSP APA"), dated December 20, 2005, between Pacific Stair Products, a California corporation ("Old PSP"), and Pacific Stair Products, Inc., a then newly-formed Delaware corporation ("Pacific Stair") and a wholly-owned subsidiary of Countrywide, effective January 3, 2006, Pacific Stair purchased substantially all of the operating assets of Old PSP. The total purchase price for the assets was approximately $5,233,000, subject to adjustments, plus the assumption of certain liabilities and obligations by Pacific Stair. The assets purchased pursuant to the PSP APA include, among others, accounts receivable, inventory, machinery and equipment and certain intangibles. Certain assets were retained by Old PSP including cash and title to any real property. Pacific Stair is a manufacturer of premium stair rail products and a distributor of staircase components to the building industry, primarily in southern California and the southwestern region of the United States. As a result of this transaction, Countrywide has increased its purchasing power and geographic distribution. The acquisition was financed through the Company's credit facility with Citibank. The consolidated financial statements presented herein include the results of operations for Pacific Stair from the date of acquisition.

        The purchase price for this acquisition, negotiated on the basis of Pacific Stair's historical financial performance, was as follows:

Cash paid at closing from short-term borrowings	$5,233,000
Purchase price reduction for working capital adjustment	(38,000)
Direct acquisition costs	214,000

Total purchase price	$5,409,000

        The following table presents the estimated fair values of the net assets acquired and the amount allocated to goodwill:

Accounts Receivable		$576,000
Inventories		335,000
Property and equipment		250,000
Identifiable intangible assets:
Customer relationships	$1,800,000
Trade-name	1,450,000
Non-compete and employment agreements	50,000	3,300,000

		4,461,000
Less: liabilities assumed		2,000

Total fair value of net assets acquired		4,459,000
Goodwill		950,000

Total purchase price		$5,409,000

        The Company obtained an independent third-party valuation of the identifiable intangible assets. The excess of the total purchase price over the fair value of the net assets acquired, including the value of the identifiable intangible assets, had been allocated to goodwill. Goodwill will be amortized, for fifteen years, for tax purposes but not for financial reporting purposes. The fair values of the identifiable intangible assets were based on then current information and are subject to change. The intangible assets subject to amortization will be amortized over fifteen years for tax purposes. For financial reporting purposes, useful lives had been assigned as follows:

Customer relationships	25 years
Trade-name	Indefinite
Non-compete and employment agreements	5 years

        During 2006, the Company recorded goodwill of approximately $950,000 related to the acquisition of certain assets of Pacific Stair and recorded net additions to goodwill of approximately $150,000 related to earn out payments pursuant to the terms of the asset purchase agreement.

NOTE 3—DISCONTINUED OPERATIONS

Embassy Industries, Inc.

        Pursuant to an Asset Purchase Agreement (the "Embassy APA"), dated as of October 11, 2005, among P&F, Embassy, Mestek, Inc. ("Mestek") and Embassy Manufacturing, Inc., a wholly-owned subsidiary of Mestek ("EMI"), Embassy sold substantially all of its operating assets to EMI. Certain assets were retained by Embassy, including, but not limited to, cash and title to any real property owned by Embassy at the consummation of the sale to EMI. Embassy has effectively ceased all operating activities.

        On July 24, 2006, Embassy received a letter (the "Purchaser Letter") from counsel to J. D'Addario & Company, Inc., a New York corporation ("Purchaser"), purporting to terminate that certain contract entered into by Embassy and Purchaser on January 13, 2006 (the "Agreement", and as amended, the "Contract of Sale"). Pursuant to the Contract of Sale, Embassy agreed to sell its Farmingdale, New York premises (the "Farmingdale Premises") to Purchaser for a purchase price of $6,403,000.

        The Purchaser Letter purports to terminate the Contract of Sale based upon Purchaser's assertion that Embassy had not satisfied certain requirements and demands that the escrow agent return the down-payment with accrued interest, and that Purchaser be reimbursed for the costs of survey and title examination.

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

        In June 2007, Embassy received approximately $6,300,000 from the sale of the real property it owned, used the after-tax proceeds from the sale to satisfy the mortgage on the building of approximately $1,200,000 and to reduce its long-term debt. The Company recorded a pre-tax gain from the sale of approximately $5,100,000.

Green

        Green was primarily engaged in the manufacture, development and sale of heavy-duty welded custom designed hydraulic cylinders sold for use as integrated components on a variety of equipment and machinery manufactured by others. Green also manufactured a line of access equipment for the petro-chemical and bulk storage industries. This product line consisted of bridges, platforms, walkways and stairways, constructed of steel or aluminum and generally installed outdoors. In addition, Green marketed a small line of diggers used primarily as attachments to small tractors for light farm work. This product line was marketed through farm equipment dealers and wholesalers. We sold the principal assets of Green between December 2004 and July 2005 in three transactions pursuant to three separate asset purchase agreements with non-affiliated third parties. During 2007 and 2006, Green received commission income from one of the non-affiliated third parties. These amounts are included in the earnings from discontinued operations.

        The following amounts related to Embassy and Green have been segregated from the Company's continuing operations and are reported as assets held for sale and assets and liabilities of discontinued operations in the consolidated balance sheets:

	December 31,
	2007	2006
Asset held for sale and assets of discontinued operations:
Current:
Prepaid expenses	$56,000	$350,000
Asset held for sale	—	577,000

Sub-total	56,000	927,000
Long-term:
Other receivable	9,000	40,000

Total assets held for sale and assets of discontinued operations	$65,000	$967,000

Liabilities of discontinued operations:
Current:
Accounts payable and accrued expenses	$30,000	$190,000
Mortgage payable	—	1,254,000

Sub-total	30,000	1,444,000
Long-term:
Pension Obligation	342,000	353,000

Total liabilities of discontinued operations	$372,000	$1,797,000

        Results of operations for Embassy and Green and have been segregated from continuing operations and reflected as discontinued operations approximately as follows:

	Year Ended December 31,
	2007	2006
Earnings from operation of discontinued operations, before taxes	$119,000	$17,000
Income tax (expense) benefit	(27,000)	53,000

Earnings from operation of discontinued operations	92,000	70,000

Gain on sale of assets held for sale, before taxes	5,095,000	—
Income tax (expense)	(2,058,000)	—

Gain on sale of assets held for sale	3,037,000	—

Earnings from discontinued operations	$3,129,000	$70,000

NOTE 4—ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

        Accounts receivable—net consists of:

	December 31,
	2007	2006
Trade accounts receivable	$13,502,000	$12,908,000
Allowance for doubtful accounts	619,000	223,000

	$12,883,000	$12,685,000

NOTE 5—INVENTORIES

        Inventories—net consist of:

	December 31,
	2007	2006
Raw material	$2,525,000	$2,537,000
Work in process	2,156,000	334,000
Finished goods	30,620,000	25,651,000

	35,301,000	28,522,000
Reserve for obsolete and slow-moving inventories	(3,565,000)	(1,829,000)

	$31,736,000	$26,693,000

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

        We performed our annual impairment test of goodwill during the fourth quarter based on conditions as of November 30, 2007, in accordance with SFAS 142, and determined that goodwill at Florida Pneumatic and the operating units within the Countrywide segment were impaired necessitating a charge of approximately $21,243,000. Further, as a result of this impairment analysis it was determined that the carrying value of the vendor relationships in other intangible assets was fully impaired. As such we wrote off the balance of approximately $2,219,000. We believe the intangible assets that were impaired are essentially the result of the significant reduction in new home construction during the year, which is a critical component to our business along with the general economic down-turn in the geographical sectors in which we market our products.

        During 2006 and 2005, according to the U.S. Department of Commerce Census data, new single-unit housing starts were 1,655,000 and 1,636,000, respectively. However, during 2007, according to the same source, new single-unit housing starts had decreased to 1,218,000. The fall-off of single unit housing starts from 2006 to 2007 was 437,000, or 26.4%. Additionally, during 2007 gross margin percentage at Florida Pneumatic slipped to 26.0%, a decrease of 3.4% points from 29.4% for the year ended December 31, 2006, resulting in a decrease in gross profit of approximately $1,600,000. This was principally the result of price concessions to a major retail customer and decreased shipments to another retailer. Additionally, during 2007 Florida Pneumatic sold more promotional items than in the prior year. Promotional items generally are sold at lower gross margins, contributing to the lower gross margin for 2007. All of these factors highlight the key elements driving the decrease in value of goodwill.

        The changes in the carrying amounts of goodwill are as follows:

	Consolidated	Tools and other products	Hardware and accessories
Balance, January 1, 2006	$23,821,000	$2,394,000	$21,427,000
Goodwill acquired during the year	1,100,000	—	1,100,000

Balance, December 31, 2006	24,921,000	2,394,000	22,527,000
Goodwill acquired during the year	916,000	916,000	—
Goodwill impairment during the year	(21,243,000)	(2,394,000)	(18,849,000)

Balance, December 31, 2007	$4,594,000	$916,000	$3,678,000

        The changes in other intangible assets were as follows:

	December 31, 2007		December 31, 2006
	Cost	Accumulated amortization	Cost	Accumulated amortization
Other intangible assets:
Customer relationships	$14,130,000	$4,117,000	$10,960,000	$3,055,000
Vendor relationship	—	—	890,000	223,000
Non-compete and Employment agreements	810,000	780,000	810,000	719,000
Trademark	699,000	—	2,140,000	—
Drawings	290,000	12,000
Licensing	105,000	21,000	105,000	11,000

Total	$16,034,000	$4,930,000	$14,905,000	$4,008,000

        The table above reflects impairment charges aggregating approximately $2,219,000 recorded in the Hardware segment. Woodmark and Pacific Stair both reported decreases in revenue during 2007, primarily the result of the significant downturn in housing starts, which is a key factor for both subsidiaries, as well as the loss of a key customer. There were no impairment charges recorded in the Tools segment.

        Amortization expense for intangible assets subject to amortization was approximately $1,234,000 and $1,198,000 for the years ended December 31, 2007 and 2006, respectively. Amortization expense for each of the next five years is estimated to be as follows 2008—$916,000; 2009—$917,000; 2010—$916,000; 2011—$907,000; and 2012—$906,000. The weighted average amortization period for intangible assets was 13.1 years and 14.1 years at December 31, 2007 and 2006, respectively.

NOTE 7—SHORT-TERM BORROWINGS

        The Company entered into a credit agreement, as amended (the "credit agreement"), with two banks in 2004. This agreement includes a revolving credit loan facility, which provides a total of $18,000,000 for direct borrowings, with various sublimits for letters of credit, bankers' acceptances and equipment loans. There are no commitment fees for any unused portion of this credit facility. The credit agreement expires in June 2008 and is subject to annual review by the lending banks. Direct borrowings under the revolving credit loan facility are secured by the Company's accounts receivable, inventory and equipment and are cross-guaranteed by each of the Company's subsidiaries. These borrowings bear interest at either LIBOR plus the currently applicable loan margin or the prime interest rate. At December 31, 2007 and 2006, the applicable loan margins added to LIBOR were 1.75% and 1.45%, respectively. The weighted average interest rate on short-term borrowings for the years ended December 31, 2007 and 2006 were 7.42% and 7.11%, respectively. At December 31, 2007 and 2006, the balances outstanding on the revolving credit loan facility were $8,000,000 and $3,000,000, respectively.

        The credit agreement also includes a foreign exchange line, which provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of foreign currencies needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding under the foreign exchange line at December 31, 2007, based on that day's closing spot rate, was approximately $252,000.

        Under the terms of the credit agreement, the Company is required to adhere to certain financial covenants. At December 31, 2007, the Company was not in compliance with one of the financial covenants. Subsequent to December 31, 2007, the banks waived compliance with such financial covenant.

        The Company anticipates that it may not be in compliance with a financial covenant during 2008. However, based upon discussions with the banks, the Company is confident that the banks will waive the Company's non-compliance of this financial covenant at March 31, 2008 and amend the credit agreement. We believe that such amendment to the credit agreement will enable us to be in compliance with this covenant in future periods. Accordingly the Company has not reclassified to current liabilities the long-term portions of its bank debts. However, there can be no assurances that the Company will be able to secure such amendment.

NOTE 8—WARRANTY LIABILITY

        Changes in the Company's warranty liability, included in other accrued liabilities were as follows:

	Year Ended December 31,
	2007	2006
Balance, beginning of year	$368,000	$419,000
Warranties issued and changes in estimated pre-existing warranties	1,034,000	473,000
Actual warranty costs incurred	(850,000)	(524,000)

Balance, end of year	$552,000	$368,000

NOTE 9—LONG-TERM DEBT

        The Company's credit agreement also included a term loan facility, which provided a maximum commitment of $34,000,000 to finance acquisitions subject to the approval of the lending banks. There are no commitment fees for any unused portion of this credit facility. Borrowings under the term loan are secured by the Company's accounts receivable, inventory and equipment and are cross-guaranteed by each of the Company's subsidiaries. These borrowings bear interest at either LIBOR plus the currently applicable loan margin or the prime interest rate. At December 31, 2007 and 2006, the applicable loan margins added to LIBOR were 2.00% and 1.50%, respectively. The Company borrowed $29,000,000 against this facility to finance the Woodmark acquisition transaction, and there was $9,800,000 and $13,600,000 outstanding against the term loan facility at December 31, 2007 and 2006, respectively.

        In connection with the acquisition of Hy-Tech in February 2007, the Company executed and delivered Amendment No. 7 to Credit Agreement with the two banks. The amendment, among other things, added Continental and Hy-Tech as additional co-borrowers and provides for new term loans in amounts not to exceed $19,000,000. The Company paid down $5,000,000 through increasing its short-term borrowings, which effectively reduced the term loan attributable to the acquisition of Hy-Tech to $14,000,000 as at December 31, 2007. The principal on the new term loans are payable in

25 consecutive quarterly installments of 1/25 of the aggregate principal amount outstanding on January 31, 2008, commencing on January 31, 2008. From the date of the amendment through January 31, 2008, monthly payments shall be made of interest only. The Company and the co-borrowers have the option to pay interest at a rate based on either the fluctuating prime rate, LIBOR or a combination of the two rates. The new term loan notes shall mature on January 31, 2014.

        Long-term debt consists of:

	December 31,
	2007	2006
Term loan—$950,000 (plus interest at LIBOR plus the applicable loan margin) payable quarterly through June 2010, and the balance of $300,000 payable in September 2010	$9,800,000	$13,600,000
Term loan—$560,000 (plus interest at LIBOR plus the applicable loan margin) payable quarterly commencing January 31, 2008 through January 31, 2014.	14,000,000	—
Note payable to former owners of Woodmark—lump sum payment, plus interest payable monthly, due in June 2007. At December 31, 2006, the applicable rate was LIBOR plus 1.5%	—	2,190,000
Note payable to former owners of Woodmark—lump sum payment due in June 2007. This non-interest bearing note was discounted at inception using the Company's borrowing rate of 3.04%. Amount includes $95,833 of imputed interest expense recorded through December 31, 2006.	—	1,314,000
Mortgage loan—$11,244 (plus interest at LIBOR plus 155 basis points) payable monthly through May 2009, when a final payment of approximately $1,090,000 is due(a)	1,270,000	1,406,000
Mortgage loan—$16,388 (including interest at 7.09%) payable monthly through March 2014(a)	979,000	1,110,000

	26,049,000	19,620,000
Less current maturities	6,305,000	7,560,000

	$19,744,000	$12,060,000

(a)
These mortgages payable relate to land and buildings of certain of the Company's subsidiaries. Property with a net book value of approximately $4,419,000 and $4,611,000 at December 31, 2007 and December 31, 2006, respectively have been pledged as collateral.

        The aggregate amounts of the long-term debt scheduled to mature in each of the years ended December 31 are approximately as follows: 2008—$6,305,000; 2009—$7,318,000; 2010—$4,591,000; 2011—$2,402,000; 2012—$2,414,000; 2013—$2,427,000 and thereafter—$593,000. Interest expense on long-term debt was approximately $2,107,000 and $1,430,000 for the years ended December 31, 2007 and 2006, respectively. The balance of Embassy's mortgage loan, which was approximately $1,254,000 at December 31, 2006 and was included in "Liabilities of Discontinued Operations" on the consolidated balance sheet (see Note 3), was paid in full in July 2007.

        For the years ended December 31, 2007 and 2006, the Company recorded interest expense of $2,918,000 and $1,973,000, respectively, net of interest income of approximately $16,000 and $32,000, respectively.

NOTE 10—CAPITAL STOCK TRANSACTIONS

        During the year ended December 31, 2007 the Company did not repurchase any of its Class A common shares. However, during the year ended December 31, 2006, the Company purchased 23,031 shares of its Class A Common Stock, at a cost of $294,196 in connection with a program to repurchase shares. In September 2006, the Company's Board of Directors authorized the purchase of an additional 37,450 shares up to a share repurchase maximum of 150,000 shares and extended the time during which the Company may repurchase such shares by an additional year to September 30, 2007. In September 2007, the Company's Board of Directors extended this program by an additional year to September 30, 2008.

        During 2007 and 2006, the Company received 46,362 and 5,000 shares, respectively, of Class A Common Stock in connection with the exercise of options to purchase 96,664 shares and 15,000 shares, respectively, of Class A Common Stock. The value of these shares was recorded at $522,611 and $61,850, respectively.

        In connection with its Stockholder Rights Plan, the Company entered into a Rights Agreement (as amended) and distributed as a dividend to each holder of Class A Common Stock a preferred stock purchase right. These rights entitle the stockholders, in certain circumstances, to purchase one one-thousandth of a share of the Company's Series A Junior Participating Preferred Stock for $10. The Stockholder Rights Plan, which expires in August 2014, is intended to protect, among other things, the interests of the Company's stockholders in the event the Company is confronted with coercive or unfair takeover tactics.

NOTE 11—STOCK OPTIONS

        The Company's 2002 Incentive Stock Option Plan (the "Current Plan") authorizes the issuance, to employees and directors, of options to purchase a maximum of 1,100,000 shares of Class A Common Stock. These options must be issued within ten years of the effective date of the Plan and are exercisable for a ten year period from the date of grant, at prices not less than 100% of the market value of the Class A Common Stock on the date the option is granted. Options granted to any 10% stockholder are exercisable for a five year period from the date of grant, at prices not less than 110% of the market value of the Class A Common Stock on the date the option is granted. Options typically vest immediately. In the event options granted contain a vesting schedule over a period of years, the Company recognizes compensation cost for these awards on a straight-line basis over the service period. The Current Plan, which terminates in 2012, is the successor to the Company's 1992 Incentive Stock Option Plan (the "Prior Plan").

        In June 2007 the Company granted 92,500 options to purchase the Company's Class A common shares, 49,500 which were to officers and members of the board of directors of the Company. Of the options granted to the officers and members of the board of directors, 49,000 have an exercise price of $11.20 and 500 have an exercise price of $11.38. The options granted to the officers and members of the board of directors vest as to one third on each of the anniversary dates in 2008, 2009 and 2010. The remaining 43,000 options granted have an exercise price of $11.20 and were fully vested as of the date of the grant. All options granted in June 2007 have a ten year life.

        The following table contains information on the status of our stock options:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding, January 1, 2006	596,900	$7.58
Exercised	(36,000)	5.79

Outstanding, December 31, 2006	560,900	7.69
Granted	92,500	11.20
Exercised	(106,064)	6.08
Expired	(13,900)	9.41

Outstanding, December 31, 2007	533,436	$8.58	$—

Vested, December 31, 2007	461,609	$8.27	$—

        The following is a summary of changes in non-vested shares:

	December 31,
	2007		2006
	Option Shares	Weighted Average Grant-Date Fair Value	Option Shares	Weighted Average Grant-Date Fair Value
Non-vested shares, beginning of year	49,488	$3.77	72,149	$4.05
Granted	45,000	6.52	—	—
Vested	(22,661)	4.68	(22,661)	4.68
Forfeited	—		—

Non-vested shares, end of year	71,827	$5.20	49,488	$3.77

        The Company recognizes compensation cost over the requisite service period. However, the exercisability of the respective non-vested options, which are at pre-determined dates on a calendar year, do not necessarily correspond to the period(s) in which straight-line amortization of compensation cost is recorded.

Other Information

        As of December 31, 2007, the Company had approximately $203,000 of total unrecognized compensation cost related to non-vested awards granted under our share-based plans, which we expect to recognize over a weighted-average period of 1.4 years.

        The Company received cash from options exercised during the years ended December 31, 2007 and 2006 of approximately $122,000 and $147,000, respectively. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows. Statement 123(R) requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows.

        There were options available for issuance under the Current Plan as of December 31 of each year as follows: 2007—590,900 and 2006—683,400. Of the options outstanding at December 31, 2007, 366,936 were issued under the Current Plan and 166,500 were issued under the Prior Plan.

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2007:

	Options outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life (Years)
Range of Exercise Prices	Number outstanding		Weighted Average Exercise Price	Number exercisable	Weighted Average Life	Weighted Average Exercise Price
$6.00	109,436	4.5	$6.00	109,436	4.5	$6.00
$7.88	152,500	0.2	7.88	152,500	0.2	7.88
$7.90–$8.06	115,688	6.5	8.05	115,688	6.5	8.05
$8.75	2,000	2.3	8.75	2,000	2.3	8.75
$8.87	24,812	1.3	8.87	—	—	—
$8.94	12,000	1.2	8.94	12,000	1.2	8.94
$14.44–$16.68	24,500	7.5	16.50	22,485	7.5	16.50
$11.20–$11.38	92,500	9.5	11.20	47,500	9.5	11.20

$6.00–$16.68	533,436	4.5	$8.58	461,609		$8.27

NOTE 12—INCOME TAXES

        Income tax (benefit) expense on continuing operations in the consolidated statements of operations consists of:

	Year Ended December 31,
	2007	2006
Current:
Federal	$1,030,000	$1,624,000
State and local	(224,000)	693,000

Total current	806,000	2,317,000

Deferred:
Federal	(4,851,000)	333,000
State and local	(370,000)	18,000

Total deferred	(5,221,000)	351,000

Total	$(4,415,000)	$2,668,000

        Deferred tax assets (liabilities) consist of:

	December 31,
	2007	2006
Deferred tax assets—current:
Bad debt reserves	$229,000	$82,000
Inventory reserves	661,000	901,000
Warranty and other reserves	788,000	320,000

	1,678,000	1,303,000
Valuation allowance	(24,000)	—

	1,654,000	1,303,000
Deferred tax liabilities—current:
Prepaid expenses	(257,000)	(323,000)

Net deferred tax assets—current	$1,397,000	$980,000

Deferred tax assets—non-current
Intangibles	$457,000	$—
Goodwill	3,373,000	—
State Net operating loss	51,000
Other	68,000	—

	3,949,000	—
Valuation allowance	(153,000)	—

	3,796,000	—

Deferred tax liabilities—non-current:
Depreciation	(351,000)	(208,000)
Intangible assets	—	(135,000)
Goodwill	—	(791,000)

	(351,000)	(1,134,000)

Net deferred tax assets (liabilities)—non-current	$3,445,000	$(1,134,000)

        Under FAS 109, the Company recorded a full valuation allowance for the state tax benefit related to deferred tax assets, including a state net operating loss carry forward of approximately $500,000 which expires in 2017. The Company believes it is more likely than not that the remaining tax benefits associated with these net deferred tax assets will be realized in the foreseeable future based upon its ability to generate sufficient income.

        A reconciliation of the Federal statutory rate to the total effective tax rate applicable to (loss) earnings from continuing operations before income taxes is as follows:

	Year ending December 31,
	2007		2006
	$	%	$	%
Federal income taxes computed at statutory rates	$(7,357,000)	(34.0)	$2,203,000	34.0
(Decrease) increase in taxes resulting from:
State and local taxes, net of Federal tax benefit	(250,000)	(1.1)	469,000	7.2
Increase in valuation allowance	177,000	0.8	—	—
Expenses not deductible for tax purposes	73,000	0.3	74,000	1.2
Goodwill impairment	3,272,000	15.1	—	—
Tax audit settlements	(319,000)	(1.5)	—	—
Other	(11,000)	—	(78,000)	(1.2)

Income tax (benefit) expense	$(4,415,000)	(20.4)	$2,668,000	41.2

        The Company adopted the provisions of FIN 48 on January 1, 2007. The cumulative effect of adopting FIN 48 did not have a material impact on the Company's financial position or results of operations. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$369,000
Additions for tax positions related to prior years	25,000
Lapse of statute of limitations	(79,000)
Settlements with taxing authorities	(264,000)

Balance at December 31, 2007	$51,000

        The FIN 48 liability at December 31, 2007 can be completely reduced within the next ten months with the lapse of the statute of limitations. The amount, if recognized, would favorably affect the Company's effective tax rate.

        Interest and penalties related to income tax liabilities are included in income tax expense. During the year ended December 31, 2007, the Company recognized a net reduction of approximately $138,000. The Company has approximately $27,000 for the payment of interest accrued at December 31, 2007 and had approximately $165,000 accrued on January 1, 2007 upon adoption of FIN 48.

        In 2007, the Internal Revenue Service completed its examination of the Company's Federal tax returns for the years 2003 and 2004 and issued a Revenue Agent's Report that reported no change to the returns as filed. All examinations of tax years prior to 2003 have been completed.

        In addition, the Company and certain of its subsidiaries file tax returns in the states of New York and Florida. During 2007, both New York and Florida completed examinations of tax returns ranging from 2001 through 2005. The completion of the audits resulted in a reduction of approximately $264,000 in tax liabilities related to uncertain tax positions. All examinations of tax year prior to 2001 have been completed.

        In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force in Issue No. 06-3 ("EITF 06-3"), "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is Gross versus Net Presentation)."

The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on revenue—producing activity between a seller and a customer and may include, but is not limited to, sales use, value added, and some excise taxes. EITF 06-3 also concluded that the presentation of taxes within its scope on either a gross (included in revenue and costs) or net (excluded from revenue) basis is an accounting policy decision subject to appropriate disclosure. EITF 06-3 is effective for periods beginning after December 15, 2006. The Company currently presents these taxes on a net basis and has elected not to change its presentation method.

NOTE 13—COMMITMENTS AND CONTINGENCIES

        (a)   P&F and certain of its subsidiaries have adopted a defined contribution pension plan, which covers substantially all non-union employees. Contributions to this plan were determined as a percentage of compensation. The amounts recognized as pension expense for this plan were approximately $504,000 and $400,000, for the years ended December 31, 2007 and 2006, respectively.

        The Company maintains a defined contribution 401(k) plan, which covers all of their respective employees. Certain of the Company's subsidiaries provide for employer contributions to the plan, which are determined as a percentage of employee contributions. The amounts recognized as expense for this plan were approximately $147,000 and $96,000, for the years ended December 31, 2007 and 2006, respectively.

        Embassy participated in a multi-employer pension plan until it sold substantially all of its operating assets in October 2005. This plan provided defined benefits to all of its union workers. Contributions to this plan were determined by the union contract. The Company does not administer the plan funds and does not have any control over the plan funds. As a result of Embassy's withdrawal from the plan, it estimated and recorded a withdrawal liability of approximately $369,000, which is expected to be payable in quarterly installments of approximately $8,200 from May 2006 through February 2026. At December 31, 2007 the outstanding amount of this withdrawal liability was approximately $342,000, which is included in liabilities of discontinued operations. Further, in connection with our sale of Embassy, we recorded the net present value of a receivable of approximately $90,000, which is scheduled to be collected at approximately $8,200 per quarter from May 2006 through May 2009.

        (b)   Effective January 1, 2007, the Company entered into an employment agreement with its Chairman, President and Chief Executive Officer (the "officer") that supersedes a prior agreement dated May 30, 2001, as amended. The employment agreement provides for the officer to serve as the Company's President and Chief Executive Officer, and, if elected by the Board of Directors, Chairman of the Board, for a term expiring on December 31, 2011, unless sooner terminated pursuant to the provisions of the employment agreement. Pursuant to the employment agreement, the officer will receive a minimum annual base salary of $975,000. The officer's base salary will be reviewed annually by the Board and may be increased, but not decreased, from time to time. The officer will be eligible for an annual discretionary incentive payment under the Company's Executive 162(m) Bonus Plan with a target of 90% of his then-current base salary. The officer will also receive (i) senior executive level employee benefits, (ii) an annual payment of $45,064.37 to cover premiums on a life insurance policy, and (iii) a Company-provided automobile.

        In the event the officer's employment is terminated by the Company without cause (as defined in the agreement), or the officer resigns for good reason (as defined in the agreement), then subject to his execution of a general release, the officer will continue to receive his base salary for 18 months, a pro rata bonus for the year of termination, and the Company will pay his monthly COBRA premiums until the earlier of (a) 18 months from the date of termination, (b) his becoming eligible for medical benefits from a subsequent employer, or (c) his becoming ineligible for COBRA.

        In the event the officer's employment is terminated by the Company without cause or the officer resigns for good reason within two years following a change in control (as defined in the agreement)

or, under certain circumstances, within six months prior to a change in control, then subject to the officer's execution of a general release, he will receive the pro rata bonus, the COBRA payments, and a lump sum amount equal to the greater of (i) 18 months base salary or (ii) the lesser of (a) two times the sum of his base salary plus the amount of any bonus he received for the year prior to the change in control, or (b) 3% of the value on the date of the change in control of the Company's outstanding shares on a fully diluted basis immediately prior to the change in control. Notwithstanding the foregoing, amounts paid to the officer upon a change in control will be reduced to 2.99 times his "base amount" (as determined in accordance with Sections 280G of the Internal Revenue Code of 1986, as amended).

        Pursuant to the employment agreement, during term of his employment and for a period of eighteen months after termination of his employment, the officer is prohibited from (i) competing with the Company, (ii) soliciting or hiring the Company's employees, representatives or agents, or (iii) soliciting any of the Company's customers. The employment agreement also prohibits the officer from using or disclosing any of the Company's non-public, proprietary or confidential information.

        (c)   Florida Pneumatic purchases nearly 90% of its pneumatic tools from a Far East trading company that owns or represents 21 individual factories in Japan, Taiwan and China. Of the total pneumatic tool purchases in 2007, approximately 7% are bought from Japan, 26% from Taiwan and 66% from China. There are redundant sources for every product purchased and manufactured.

        (d)   Woodmark purchases most of its stair parts and kitchen and bath products through a longstanding relationship with a Far East trade partner that owns or represents 4 individual factories in China and Taiwan. Of the total stair parts and kitchen and bath product purchases, approximately 70% are bought from China and 10% from Taiwan. There are redundant sources for most products purchased and manufactured.

        (e)   Pacific Stair purchases approximately 42% of its stair products from several suppliers in Mexico, China and Indonesia. Of the total stair products and materials purchased, approximately 21% are purchased from Mexico and 20% from China. There are redundant sources for every product purchased and manufactured.

        (f)    Most of Nationwide's sales are products imported from Taiwan and China. Nationwide currently out-sources the manufacturing of approximately 94% of its product with several overseas factories, while retaining design, QC, patent and trademark control. There are redundant sources for most products whether through dual manufacturing arrangements or back up buy/sell arrangements.

        (g)   At December 31, 2007 and December 31, 2006, the Company had noncancelable inventory purchase commitments totaling approximately $9,562,000 and $9,919,000, respectively.

        (h)   The Company is a defendant or co-defendant in various actions brought about in the ordinary course of conducting its business. The Company does not believe that any of these actions are material to the financial position of the Company.

        (i)    The Company leases certain facilities and equipment. Generally, the facility leases carry renewal provisions and require the Company to pay maintenance costs. Rental payments may be adjusted for increases in taxes and insurance above specified amounts. Rental expense for 2007 and 2006 amounted to approximately $929,000 and $860,000, respectively. Future minimum payments under non-cancelable operating leases with initial or remaining terms of more than one year as of December 31, 2007, were as follows:

2008	$876,000
2009	664,000
2010	589,000
2011	412,000
2012	244,000
Thereafter	103,000

$2,888,000

NOTE 14—BUSINESS SEGMENTS

        The Company has organized its business into two reportable business segments: "Tools and other products" and "Hardware and accessories". The Company is organized around these two distinct product segments, each of which has very different end users. For reporting purposes, Florida Pneumatic, and Hy-Tech are combined in the Tools and other products segment, while Woodmark, Pacific Stair and Nationwide are combined in the Hardware and accessories segment. Results for Hy-Tech for the year ending December 31, 2007 are from the February 12, 2007, the date of acquisition, while Pacific Stair data are from January 3, 2006, the date of acquisition. The Company evaluates segment performance based primarily on segment operating income. The accounting policies of each of the segments are the same as those described in Note 1.

        The following table presents financial information by segment for the years ended December 31, 2007 and 2006. Segment operating income excludes general corporate expenses, interest expense and income taxes. Identifiable assets are those assets directly owned or utilized by the particular business segment.

	Consolidated	Tools and other products	Hardware and accessories
Year ended December 31, 2007
Net revenues from unaffiliated customers	$110,825,000	$59,314,000	$51,511,000

Segment operating (loss) income	$(13,017,000)	$2,562,000	$(15,579,000)

General corporate expense	(5,703,000)
Interest expense—net	(2,918,000)

(Loss) from continuing operations before income taxes	$(21,638,000)

Segment assets	$76,960,000	$44,504,000	$32,456,000

Corporate assets and assets of discontinued operations	$6,310,000

Total assets	$83,270,000

	Consolidated	Tools and other products	Hardware and accessories
Year ended December 31, 2006
Net revenues from unaffiliated customers	$111,733,000	$44,657,000	$67,076,000

Segment operating income	$13,634,000	$3,417,000	$10,217,000

General corporate expense	(5,182,000)
Interest expense—net	(1,973,000)

Earnings from continuing operations before income taxes	$6,479,000

Segment assets	$85,054,000	$25,059,000	$59,995,000

Corporate assets and assets of discontinued operations	5,371,000

Total assets	$90,425,000

        The Tools segment has one customer that accounted for approximately 19.1% and 17.8%, of consolidated revenue for the years ended December 31, 2007, and 2006, respectively, as well as 26.3% and 37.8% of consolidated accounts receivable as of December 31, 2007 and 2006, respectively.

        A second customer accounted for 8.4% and 9.8%, of consolidated revenue for the years ended December 31, 2007 and 2006, respectively, and 9.1% and 11.5% of consolidated accounts receivable as of December 31, 2007 and 2006, respectively. The Company has been informed that it will be phased out as a vendor for this customer likely commencing sometime during the second quarter of 2008. We do not believe this will have a significant impact on the Company's consolidated results for the full year of 2008. There are no significant customers in the Hardware segment.

NOTE 15—RELATED PARTY TRANSACTIONS

        (a)   The Company and Sidney Horowitz, a director and father of Richard A. Horowitz, the Company's Chairman, Chief Executive Officer and President, were parties to a Consulting Agreement, which terminated on October 31, 2006, pursuant to which Mr. Sidney Horowitz received $62,500 in consulting fees for the year ended December 31, 2006.

        (b)   One of the Company's directors is a principal of an insurance brokerage firm that the Company utilizes for the purchase of business-related insurance products. Total premiums paid through this insurance brokerage firm were $305,000 and $422,000 for the years ended December 31, 2007 and 2006, respectively.

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

        (d)   In connection with the purchase of certain assets of Woodmark, the Company assumed certain notes, aggregating $3,504,000 at December 31, 2006 to the then president of Woodmark. The notes were paid in full in July, 2007.

        (e)   The president of one of our subsidiaries is part owner of one of the subsidiary's vendors. During the year ended December 31, 2007, we purchased approximately $959,000 of product from this vendor. All transactions are conducted at arms length. The Company did not conduct any business with this vendor in 2006.

NOTE 16—UNAUDITED QUARTERLY RESULTS

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2007
Net revenue	$24,958,887	$30,607,864	$30,353,224	$24,904,776
Gross profit	$7,747,603	$9,076,885	$8,368,188	$7,649,173
Earnings (loss) from continuing operations	$146,756	$230,347	$342,705	$(17,942,894)
(Loss) earnings from discontinued operations, net of taxes	(20,967)	3,029,226	120,620	337

Net earnings (loss)	$125,789	$3,259,573	$463,325	$(17,942,557)

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.04	$0.07	$0.10	$(4.93)
Earnings from discontinued operations, net of taxes	—	0.84	0.03	—

Net earnings (loss)	$0.04	$0.91	$0.13	$(4.93)

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.04	$0.06	$0.09	$(4.93)
(Loss) earnings from discontinued operations, net of taxes	(0.01)	0.80	0.03	—

Net earnings (loss)	$0.03	$0.86	$0.12	$(4.93)

Weighted average common shares outstanding:
Basic	3,581,522	3,596,703	3,635,075	3,637,462

Diluted	3,802,179	3,796,962	3,789,357	3,637,462

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2006
Net revenue	$26,849,503	$28,860,361	$32,318,961	$23,703,906
Gross profit	$8,247,300	$9,408,252	$9,701,716	$6,623,562
Earnings from continuing operations	$871,956	$1,283,739	$1,495,429	$159,739
Earnings (loss) from discontinued operations, net of taxes	2,045	43,416	(51,491)	76,431

Net earnings	$874,001	$1,327,155	$1,443,938	$236,170

Basic earnings per common share:
Earnings from continuing operations	$.24	$.36	$.42	$.05
Earnings (loss) from discontinued operations, net of taxes	—	.01	(.02)	.02

Net earnings	$.24	$.37	$.40	$.07

Diluted earnings per common share:
Earnings from continuing operations	$.23	$.34	$.40	$.04
Earnings (loss) from discontinued operations, net of taxes	—	.01	(.01)	.02

Net earnings	$.23	$.35	$.39	$.06

Weighted average common shares outstanding:
Basic	3,583,942	3,577,760	3,577,760	3,577,760

Diluted	3,832,264	3,825,317	3,741,052	3,736,366

P&F INDUSTRIES INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged (Credited) to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance End of Period
Allowance for doubtful accounts:
Year ended December 31,2007	$223,077	$420,352	$36,000	$60,633	$618,796

Year ended December 31, 2006	$189,586	$59,689	$—	$26,198	$223,077

Reserve for obsolete and slow moving inventories:
Year ended December 31,2007	$1,829,325	$403,604	$1,896,975	$565,383	$3,564,521

Year ended December 31, 2006	$1,981,196	$276,099	$—	$427,970	$1,829,325

Provision for warranty obligations:
Year ended December 31,2007	$367,549	$1,034,674	$—	$850,225	$551,998

Year ended December 31, 2006	$418,811	$472,512	$—	$523,774	$367,549

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        None.

Item 9A(T).    Controls and Procedures

Evaluation of disclosure controls and procedures

        We maintain disclosure and control procedures that are designed to ensure that information required to be disclosed in reports filed under to the Securities and Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

        Our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

        Our internal control over financial reporting includes those policies and procedures that:

  •
  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made in accordance with the authorizations of our management and directors; and

  •
  Provide reasonable assurance regarding prevention or timely detention of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements

        At the conclusion of the year ended December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our internal control over financial reporting. Management based this assessment on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, the chief executive officer and chief financial Officer concluded that our internal controls over financial reporting was effective as of December 31, 2007.

        Because of its inherent limitations, internal controls may not prevent or detect misstatements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the control system's objectives will be met. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

        This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

        There have been no significant changes in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is incorporated by reference to the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in 2008, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's year ended December 31, 2007.

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
		Schedule II—Valuation and Qualifying Account and Reserves	61

All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
	(3)	List of Exhibits	66

        The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit
2.1	Asset Purchase Agreement, dated as of June 30, 2004, by and among WM Texas International, L.P., a Texas limited partnership formerly known as Woodmark International, L.P., SH Georgia, Inc., a Georgia corporation formerly known as Stair House, Inc., Samuel G. Sherstad, WM Texas GP, LLC, WM Texas Partners, LLC and Woodmark International, L.P., a Delaware limited partnership (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated July 14, 2004, and amended September 10, 2004). Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish, supplementally, a copy of any exhibit or schedule omitted from the Asset Purchase Agreement to the Commission upon request.
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
2.3
Amendment to Asset Purchase Agreement, dated June 8, 2005, among Rosenboom Machine & Tool, Inc., Green Manufacturing, Inc. and P&F Industries, Inc. (Incorporated by reference to Exhibit 2.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).
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
2.5
Asset Purchase Agreement, dated as of October 11, 2005, between Embassy Industries, Inc. and Mestek, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated October 12, 2005). Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish, supplementally, a copy of any exhibit or schedule omitted from the Asset Purchase Agreement to the Commission upon request.
2.6
Asset Purchase Agreement, effective as of February 12, 2007, Hy-Tech Machine, Inc., a Delaware corporation, Hy-Tech Machine, Inc., a Pennsylvania corporation, Quality Gear and Machine, Inc. and HTM Associates (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated February 14, 2007). Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish, supplementally, a copy of any exhibit or schedule omitted from the Asset Purchase Agreement to the Commission upon request.
2.7
Agreement of Sale, effective as of February 12, 2007, Hy-Tech Machine, Inc., and HTM Associates (Incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated February 14, 2007).
3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

3.2	By-laws of the Registrant, as amended (Filed herein).
4.1
Rights Agreement, dated as of August 19, 2004, between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A dated August 19, 2004).
4.2
Credit Agreement, dated as of June 30, 2004, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated July 14, 2004).
4.3
Amendment to Credit Agreement, dated June 24, 2005, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated June 27, 2005).
4.4
Amendment No. 2 to Credit Agreement, dated December 27, 2005, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 4.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4.5
Amendment No. 3 to Credit Agreement, dated February 13, 2006, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 4.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
4.6
Amendment No. 4 to Credit Agreement, dated May 11, 2006, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 4.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).
4.7
Amendment No. 5 to Credit Agreement, dated June 29, 2006, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated June 30, 2006).

4.8
Amendment No. 6 to Credit Agreement, dated August 31, 2006, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated August 31, 2006).
4.9
Amendment No. 7 to Credit Agreement, dated February 12, 2007, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 14, 2007).
4.10
Amendment No. 8 to Credit Agreement, dated as of June 29, 2007, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc. and Hy-Tech Machine, Inc., and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated June 29, 2007).
4.11
Amendment No. 9 and Waiver to Credit Agreement, dated as of November 9, 2007, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
4.12
Amendment No. 10 and Waiver to Credit Agreement, dated as of March 25, 2008, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Filed herein).
4.13
Certain instruments defining the rights of holders of the long-term debt securities of the Registrant are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant agrees to furnish supplementally copies of these instruments to the Commission upon request.
10.1
Second Amended and Restated Employment Agreement, dated as of May 30, 2001 and amended October 24, 2005, between the Registrant and Richard A. Horowitz (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated by reference to Exhibits 10.1 and 10.2 to the Registrant's Current Report on Form 8-K dated October 28, 2005).

10.2
Amendment to the Second Amended and Restated Employment Agreement, dated as of October 24, 2005, between the Registrant and Richard A. Horowitz and the 1994 Richard A. Horowitz Family Trust (Incorporated by reference to Exhibits 10.1 and 10.2 to the Registrant's Current Report on Form 8-K dated October 28, 2005).
10.3
Agreement, dated as of October 24, 2005, among the Registrant, Richard A. Horowitz and the 1994 Richard A. Horowitz Family Trust (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated October 28, 2005).
10.4
Executive Employment Agreement, dated February 12, 2007, among the Registrant and Richard A. Horowitz (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 12, 2007).
10.5
1992 Incentive Stock Option Plan of the Registrant, as amended and restated as of March 13, 1997 (Incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
10.6	2002 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 4.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
10.7	Executive 162(m) Bonus Plan of the Registrant effective as of January 1, 2006 (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 31, 2006).
10.8
Contract of Sale, dated January 13, 2006, between the Registrant and J. D'Addario & Company, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated January 13, 2006).
10.9
First Amendment to Contract of Sale, dated March 8, 2006, between the Registrant and J. D'Addario & Company, Inc. (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
10.10
Contract of Sale, dated February 26, 2007, between the Registrant and Tell Realty LLC (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 27, 2007).
21	Subsidiaries of the Registrant (Filed herein).
23.1	Consent of the Registrant's Independent Registered Public Accounting Firm (Filed herein).
31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herein).
31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herein).
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

P&F INDUSTRIES, INC.
(Registrant)

By:	/s/ RICHARD A. HOROWITZ Richard A. Horowitz Chairman of the Board President Principal Executive Officer Principal Operating Officer Date: March 28, 2008	By:	/s/ JOSEPH A. MOLINO, JR. Joseph A. Molino, Jr. Vice President Principal Financial and Accounting Officer Date: March 28, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ ROBERT L. DUBOFSKY Robert L. Dubofsky	Director	March 28, 2008
/s/ JEFFREY D. FRANKLIN Jeffrey D. Franklin	Director	March 28, 2008
/s/ ALAN GOLDBERG Alan Goldberg	Director	March 28, 2008
/s/ RICHARD A. HOROWITZ Richard A. Horowitz	Director	March 28, 2008
/s/ SIDNEY HOROWITZ Sidney Horowitz	Director	March 28, 2008
/s/ DENNIS KALICK Dennis Kalick	Director	March 28, 2008
/s/ KENNETH M. SCHERIFF Kenneth M. Scheriff	Director	March 28, 2008
/s/ MITCHELL A. SOLOMON Mitchell A. Solomon	Director	March 28, 2008
/s/ ROBERT M. STEINBERG Robert M. Steinberg	Director	March 28, 2008
/s/ MARC A. UTAY Marc A. Utay	Director	March 28, 2008