Form 10-Q
period 2008-03-31
P&F INDUSTRIES INC
filed 2008-05-14
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 10, 2008 there were 3,637,462 shares of the registrant’s Class A Common Stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

i

PART I - FINANCIAL INFORMATION

Item 1.                    Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)	(derived from audited financial statements)
ASSETS
CURRENT

Cash and cash equivalents	$1,089,231	$1,334,167
Accounts receivable – net	14,891,375	12,883,095
Notes and other receivables	159,226	393,525
Inventories – net	30,157,343	31,736,103
Deferred income taxes – net	1,397,000	1,397,000
Assets of discontinued operations	64,737	56,142
Income tax refund receivables	189,923	225,524
Prepaid expenses and other current assets	1,462,094	1,171,279
TOTAL CURRENT ASSETS	49,410,929	49,196,835

PROPERTY AND EQUIPMENT
Land	1,549,773	1,549,773
Buildings and improvements	7,621,524	7,613,514
Machinery and equipment	15,744,287	15,563,078
	24,915,584	24,726,365
Less accumulated depreciation and amortization	10,437,581	10,010,179
NET PROPERTY AND EQUIPMENT	14,478,003	14,716,186

GOODWILL	4,594,028	4,594,028

OTHER INTANGIBLE ASSETS – net	10,874,418	11,103,534

DEFERRED INCOME TAXES -net	3,259,000	3,445,000

ASSETS OF DISCONTINUED OPERATIONS	1,330	9,400

OTHER ASSETS – net	254,136	204,684

TOTAL ASSETS	$82,871,844	$83,269,667

See accompanying notes to consolidated condensed financial statements (unaudited).

	March 31, 2008	December 31, 2007
	(unaudited)	(derived from audited financial statements)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES

Short-term borrowings	$15,500,000	$8,000,000
Accounts payable	4,905,479	5,042,046
Income taxes payable	61,780	524,780
Accrued compensation	804,459	1,805,120
Other accrued liabilities	3,169,707	3,489,703
Current maturities of long-term debt	5,507,134	6,305,423
Liabilities of discontinued operations	22,143	30,236
TOTAL CURRENT LIABILITIES	29,970,702	25,197,308

LONG-TERM DEBT, less current maturities	14,166,698	19,744,173

LIABILITIES OF DISCONTINUED OPERATIONS	339,610	342,367

TOTAL LIABILITIES	44,477,010	45,283,848

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares outstanding	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued - 3,956,431 at March 31, 2008 and December 31, 2007, respectively	3,956,431	3,956,431
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	10,213,196	10,166,662
Retained earnings	27,118,995	26,756,514
Treasury stock, at cost – 318,969 shares at March 31, 2008 and December 31, 2007	(2,893,788)	(2,893,788)

TOTAL SHAREHOLDERS’ EQUITY	38,394,834	37,985,819

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$82,871,844	$83,269,667

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (unaudited)

	Three months ended March 31,
	2008	2007
Net revenues	$24,324,755	$24,958,887
Cost of sales	16,652,272	17,211,284
Gross profit	7,672,483	7,747,603
Selling, general and administrative expenses	6,510,346	6,853,189
Operating income	1,162,137	894,414
Interest expense – net	558,364	651,658
Earnings from continuing operations before income taxes	603,773	242,756
Income taxes	254,000	96,000
Earnings from continuing operations	349,773	146,756

Earnings (loss) from operation of discontinued operations (net of tax benefit (expense) of $9,000 for 2008 and $14,000 for 2007, respectively)	12,708	(20,967)

Net earnings	$362,481	$125,789
Basic earnings per common share:
Continuing operations	$0.10	$0.04
Discontinued operations	—	—
	$0.10	$0.04

Diluted earnings per common share:
Continuing operations	$0.10	$0.04
Discontinued operations	—	(0.01)
	$0.10	$0.03

Weighted average common shares outstanding:
Basic	3,637,462	3,581,522
Diluted	3,675,235	3,802,179

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

		Class A Common Stock, $1 Par		Additional paid-in	Retained	Treasury stock
	Total	Shares	Amount	capital	earnings	Shares	Amount

Balance, January 1, 2008	$37,985,819	3,956,431	$3,956,431	$10,166,662	$26,756,514	(318,969)	$(2,893,788)

Net earnings	362,481				362,481
Stock-based compensation	46,534	—	—	46,534	—	—	—

Balance, March 31, 2008	$38,394,834	3,956,431	$3,956,431	$10,213,196	$27,118,995	(318,969)	$(2,893,788)

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended March 31
	2008	2007
Cash Flows from Operating Activities of Continuing Operations:
Net earnings	$362,481	$125,789
(Earnings) loss from discontinued operations – net of taxes	(12,708)	20,967
Adjustments to reconcile net earnings to net cash provided by operating activities of continuing operations:
Non-cash charges:
Depreciation and amortization	427,402	313,406
Amortization of other intangible assets	229,116	365,370
Amortization of other assets	4,893	2,631
Provision for losses on accounts receivable - net	(113,194)	37,767
Stock-based compensation	46,534	5,780
Deferred income taxes - net	186,000	—
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(1,895,086)	64,600
Notes and other receivables	234,299	276,206
Inventories	1,578,760	(553,910)
Income tax refund receivable	35,601	—
Prepaid expenses and other current assets	(290,815)	(138,107)
Other assets	(54,345)	(41,420)
Accounts payable	(136,567)	(1,698,578)
Accruals and other	(1,320,657)	(1,917,858)
Income taxes payable	(463,000)	—
Total adjustments	(1,543,767)	(3,263,146)
Net cash provided by operating activities of continuing operations	$(1,181,286)	$(3,137,357)

See accompanying notes to consolidated condensed financial statements (unaudited).

	Three months ended March 31
	2008	2007
Cash Flows from Investing Activities of Continuing Operations:
Capital expenditures	$(189,219)	$(207,097)
Purchase of certain assets, net of certain liabilities, of Hy-Tech Machine, Inc.	—	(20,627,686)
Net cash used in investing activities of continuing Operations	(189,219)	(20,834,783)

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from short-term borrowings	7,500,000	6,500,000
Repayments of short-term borrowings	—	(1,000,000)
Proceeds from term loan	—	19,000,000
Repayments of term loan	(6,310,000)	(950,000)
Principal payments on long-term debt	(65,764)	(63,426)
Proceeds from exercise of stock options	—	49,350
Net cash provided by financing activities of continuing operations	1,124,236	23,535,924

Cash Flows from Discontinued Operations:
Net cash provided by (used in) operating activities	1,333	(69,589)
Net cash used in financing activities	—	(30,878)
Net cash provided by (used in) discontinued operations	1,333	(100,467)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(244,936)	(536,683)
Cash and cash equivalents at beginning of period	1,334,167	1,339,882
Cash and cash equivalents at end of period	$1,089,231	$803,199

See accompanying notes to consolidated condensed financial statements (unaudited).

Supplemental disclosures of cash flow information:

	Three months ended March 31,
	2008	2007
Cash paid for:
Interest	$596,000	$454,000
Income taxes	$565,000	$132,000

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

Further, P&F operates in two primary lines of business, or segments: (i) tools and other products (“Tools”) and (ii) hardware and accessories (“Hardware”).

Tools

We conduct our Tools business through Continental, which in turn currently operates through its wholly owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”).

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

Hardware

We conduct our Hardware business through a wholly owned subsidiary, Countrywide Hardware Inc. (“Countrywide”), which in turn operates through its wholly owned subsidiaries, Nationwide Industries, Inc. (“Nationwide”), Woodmark International, L.P. (“Woodmark”) and Pacific Stair Products, Inc. (“Pacific Stair”).

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

The unaudited consolidated condensed balance sheet information as of December 31, 2007 was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The interim financial statements contained herein should be read in conjunction with that Report.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended March 31,
	2008	2007
Numerator:
Numerator for basic and diluted earnings per common share:
Earnings from continuing operations	$350,000	$147,000
Discontinued operations, net of taxes	12,000	(21,000)
Net earnings	$362,000	$126,000
Denominator:
Denominator for basic earnings per share – weighted average common shares outstanding	3,637,462	3,581,522
Effect of dilutive securities:
Stock options	37,773	220,657
Denominator for diluted earnings per share – adjusted weighted average common shares and assumed conversions	3,675,235	3,802,179

At March 31, 2008 and 2007 and during the three-month period ended March 31, 2008 and 2007, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Class A Common Stock for the period. These options are antidilutive and are excluded from the computation of earnings per share. The weighted average antidilutive stock options outstanding were as follows:

	Three months ended March 31,
	2008	2007
Weighted average antidilutive stock options outstanding	271,500	29,500

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

The Company did not grant any stock options or warrants during the three-month periods ended March 31, 2008 and 2007.

As a result of adopting Statement 123(R), the Company recorded stock-based compensation expense for the three-month periods ended March 31, 2008 and 2007 of approximately $47,000 and $6,000, respectively. Compensation expense is recognized in the selling, general and administrative expenses line item of the Company’s statements of earnings on a straight-line basis over the vesting periods. There are no capitalized stock-based compensation costs at either March 31, 2008 or 2007. The adoption of Statement 123(R) had no material impact on our basic and diluted earnings per common share for the three-month March 31, 2007.  However, the adoption of Statement 123(R) affected the Company’s basic and diluted earnings per common share for the three-month period ended March 31, 2008, by reductions to diluted earnings per share of $47,000.  The Company recognizes compensation cost over the requisite service period. However, the exercisability of the respective non-vested options, which are at pre-determined dates on a calendar year, do not necessarily correspond to the period(s) in which straight-line amortization of compensation cost is recorded. As of March 31, 2008, the Company had approximately $157,000 of total unrecognized compensation cost related to non-vested awards granted under our share-based plans, which we expect to recognize over a weighted-average period of 2.3 years.

The Company did not receive any cash during the three-month period ended March 31, 2008 from an exercise of stock options, but did receive cash of approximately $49,000 from options exercised during the three-month period ended March 31, 2007. The impact of the cash receipts is included in financing activities in the accompanying consolidated condensed statements of cash flows. Statement 123(R) requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows.

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

The following is a summary of the changes in outstanding options for the three months ended March 31, 2008:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2008	533,436	$8.58	4.5
Granted
Exercised
Forfeited
Expired	(152,500)	7.88
Outstanding, March 31, 2008	380,936	$8.86	6.0	—

Vested, March 31, 2008	323,530	$8.53	5.7	—

The following is a summary of changes in non-vested shares for the three months ended March 31, 2008:

	Option Shares	Weighted Average Grant-Date Fair Value
Non-vested shares, January 1, 2008	71,827	$5.20
Granted	—
Vested	14,421	3.43
Forfeited	—
Non-vested shares, March 31, 2008	57,406	$5.65

The number of shares of Class A common stock reserved for stock options available for issuance under the Current Plan as of March 31, 2008 was 590,900. Of the options outstanding at March 31, 2008, 366,936 were issued under the Current Plan and 14,000 were issued under the Prior Plan.

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective as of January 1, 2008. The adoption of this statement did not have a material effect on our financial position or results of operations.

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

In December 2007, the SEC staff issued Staff Accounting Bulletin (SAB) 110, Share Based Payment, which amends SAB 107, Share Based Payment, to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. We currently use the simplified method to estimate the expected term for employee option grants as adequate historical experience is not available to provide a reasonable estimate. SAB 110 is effective for employee options granted after December 31, 2007. We adopted SAB 110 effective January 1, 2008 and continue applying the simplified method until enough historical experience is readily available to provide a reasonable estimate of the expected term for employee option grants.

In December 2007, the FASB issued Statement 141 (revised 2007), Business Combinations (Statement 141R) to change how an entity accounts for the acquisition of a business. When effective, Statement 141R will replace existing Statement 141 in its entirety. Statement 141R carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method). In general, Statement 141R will require acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree. Statement 141R will eliminate the current cost based purchase method under Statement 141. The new measurement requirements will result in the recognition of the full amount of acquisition-date goodwill, which includes amounts attributable to non-controlling interests. The acquirer will recognize in income any gain or loss on the remeasurement to acquisition-date fair value of consideration transferred or of previously acquired equity interests in the acquiree. Neither the direct costs incurred to effect a business combination nor the costs the acquirer expects to incur under a plan to restructure an acquired business will be included as part of the business combination accounting. As a result, those costs will be charged to expense when incurred, except for debt or equity issuance costs, which will be accounted for in accordance with other generally accepted accounting principles. Statement 141R will also change the accounting for contingent consideration, in process research and development, contingencies, and restructuring costs. In addition, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination that occur after the measurement period will impact income taxes under Statement 141R. Statement 141R is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. We intend to adopt Statement 141R effective January 1, 2009 and apply its provisions prospectively. We are evaluating the impact that the adoption of Statement 141R will have on our financial statements.

In December 2007, the FASB issued Statement 160, Non-controlling Interests in Consolidated Financial Statements: an amendment of ARB No. 51. The new Statement changes the accounting for, and the financial statement presentation of, non-controlling equity interests in a consolidated subsidiary. Statement 160 replaces the existing minority interest provisions of Accounting Research Bulletin (ARB) 51, Consolidated Financial Statements, by defining a new term—non-controlling interests—to replace what were previously called minority interests. The new standard establishes non-controlling interests as a component of the equity of a consolidated entity. The underlying principle of the new standard is that both the controlling interest and the non-controlling interests are part of the equity of a single economic entity: the consolidated reporting entity. Classifying non-controlling interests as a component of consolidated equity is a change from the current practice of treating minority interests as a mezzanine item between liabilities and equity or as a liability. The change affects both the accounting and financial reporting for non-controlling interests in a consolidated subsidiary. Statement 160 includes reporting requirements intended to clearly identify and differentiate the interests of the parent and the interests of the non-controlling owners. The reporting requirements are required to be applied retrospectively. Statement 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. We intend to adopt Statement 160 effective January 1, 2009 and apply its provisions prospectively. We will also present comparative financial statements that reflect the retrospective application of the disclosure and presentation provisions when it applies the requirements of Statement 160. We are evaluating the impact that the adoption of Statement 160 will have on its financial statements.

NOTE 5 – ACQUISITION

Hy-Tech Machine, Inc.

On February 14, 2007, pursuant to an Asset Purchase Agreement (the “Hy-Tech APA”) effective as of February 12, 2007, Hy-Tech, acquired substantially all of the assets (the “Hy-Tech Purchased Property”) of Hy-Tech Machine, Inc.,  and Quality Gear & Machine, Inc., (collectively, the “Hy-Tech Sellers”). The purchase price consisted of $16,900,000 in cash, subject to adjustments, plus the assumption of certain payables and liabilities and the obligation to make certain contingent payments based on factors described in the Hy-Tech APA. The purchase price was negotiated on the basis of the Hy-Tech Sellers’ historical financial performance. The Hy-Tech Purchased Property was used by the Hy-Tech Sellers in the business of, among other things, manufacturing and selling pneumatic tools and other tool products.

In connection with this acquisition, Hy-Tech entered into an Agreement of Sale with HTM Associates, a Pennsylvania general partnership comprised of certain shareholders of the Hy-Tech Sellers (“HTM”), pursuant to which Hy-Tech purchased certain real property located in Cranberry Township, Pennsylvania from HTM for $2,200,000 in cash.

The Company also agreed to make additional payments (“Contingent Consideration”) to the Hy-Tech Sellers. The amount of Contingent Consideration is to be based on a percentage of the average increase in earnings before interest, taxes, depreciation and amortization (“EBITDA”) over a two-year period from the date of acquisition, over a base year EBITDA of $4,473,000. In addition, the Company has agreed to make a further additional payment (“Additional Contingent Consideration”), subject to certain conditions related to an exclusive supply agreement with a major customer and, to a certain extent and subject to certain provisions, the achievement of Contingent Consideration. This Additional Contingent Consideration may not exceed $1,900,000. Any such additional payments for Contingent Consideration or Additional Contingent Consideration, if any, would be payable on or about ninety days subsequent to the second anniversary of the acquisition date and will be treated by the Company as additions to goodwill.

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and Hy-Tech as though the acquisition transaction had occurred as of January 1, 2007. The pro forma amounts give effect to appropriate adjustments for amortization of intangible assets, interest expense and income taxes. The pro forma amounts presented are not necessarily indicative of either the actual consolidated operating results had the acquisition transaction occurred as of January 1, 2007 or of future consolidated operating results.

Three months ended
March 31, 2007
Net revenues	$27,137,000

Net earnings	$409,000

Earnings per share of common stock
Basic	$.11
Diluted	$.11

NOTE 6 – DISCONTINUED OPERATIONS

Embassy Industries, Inc.

Pursuant to an Asset Purchase Agreement (the “Embassy APA”), dated as of October 11, 2005, among P&F, Embassy, Mestek, Inc. (“Mestek”) and Embassy Manufacturing, Inc., a wholly owned subsidiary of Mestek (“EMI”), Embassy sold substantially all of its operating assets to EMI. Certain assets were retained by Embassy, including, but not limited to, cash and title to any real property owned by Embassy at the consummation of the sale to EMI. Embassy has effectively ceased all operating activities.

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

The Purchaser Letter purports to terminate the Contract of Sale based upon Purchaser’s assertion that Embassy had not satisfied certain requirements and demands that the escrow agent return the Embassy Industries, Inc. down-payment with accrued interest, and that Purchaser be reimbursed for the costs of survey and title examination.

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

In June 2007, Embassy sold this property to an unrelated third party, receiving approximately $6,300,000 from the sale, used the after-tax proceeds from the sale to satisfy the mortgage on the building of approximately $1,200,000 and to reduce its long-term debt. The Company recorded a pre-tax gain from this sale of approximately $5,100,000.

Green

Green was primarily engaged in the manufacture, development and sale of heavy-duty welded custom designed hydraulic cylinders sold for use as integrated components on a variety of equipment and machinery manufactured by others. Green also manufactured a line of access equipment for the petro chemical and bulk storage industries. This product line consisted of bridges, platforms, walkways and stairways, constructed of steel or aluminum and generally installed outdoors. In addition, Green marketed a small line of diggers used primarily as attachments to small tractors for light farm work. This product line was marketed through farm equipment dealers and wholesalers. We sold the principal assets of Green between December 2004 and July 2005 in three transactions pursuant to three separate asset purchase agreements with non-affiliated third parties. During 2008 and 2007, Green received commission income from one of the non-affiliated third parties. These amounts are included in the earnings from discontinued operations.

The following amounts pertain to the Company’s discontinued operations and have been segregated from the Company’s continuing operations and are reported as assets held for sale and assets and liabilities of discontinued operations in the consolidated condensed balance sheets:

	March 31, 2008	December 31, 2007
Assets held for sale and assets of discontinued operations:
Current:
Prepaid expenses	$65,000	$56,000
Subtotal	65,000	56,000
Long-term:
Other receivable	1,000	9,000
Total assets held for sale and assets of discontinued operations	$66,000	$65,000

Liabilities of discontinued operations:
Current:
Accounts payable and accrued expenses	$22,000	$30,000
Subtotal	22,000	30,000
Long-term:
Pension obligation	340,000	342,000
Total liabilities of discontinued operations	$362,000	$372,000

Results of operations for Embassy and Green and have been segregated from continuing operations and reflected as discontinued operations approximately as follows:

	Three Months Ended March 31,
	2008	2007
Earnings (loss) from operation of discontinued operations, before taxes	$21,000	$(35,000)
Income tax (expense) benefit	(9,000)	14,000

Earnings from discontinued operations	$12,000	$(21,000)

NOTE 7 - ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable -net consists of:

	March 31, 2008	December 31, 2007
Trade accounts receivable	$15,397,000	$13,502,000
Less: Allowance for doubtful accounts	506,000	619,000
	$14,891,000	$12,883,000

NOTE 8 – INVENTORIES

Inventories - net consist of:

	March 31, 2008	December 31, 2007
Raw material	$2,422,000	$2,525,000
Work in process	1,516,000	2,156,000
Finished goods	28,357,000	29,015,000
	32,295,000	33,696,000
Reserve for obsolete and slow-moving inventories	(2,138,000)	(1,960,000)
	$30,157,000	$31,736,000

At December 31, 2007, the Company originally reported a reserve for obsolete and slow-moving inventories in connection with the acquisition of Hy-Tech, which has been reclassified to finished goods to conform to the current period’s presentation.

NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS

During the three-month period ended March 31, 2008 there was no change to the carrying value of goodwill.

Other intangible assets were as follows:

	March 31, 2008		December 31, 2007
	Cost	Accumulated amortization	Cost	Accumulated amortization
Other intangible assets:
Customer relationships and backlog	$14,130,000	$4,337,000	$14,130,000	$4,117,000
Vendor relationship			—	—
Non-compete and Employment agreements	810,000	783,000	810,000	780,000
Trademark/trade name	699,000	—	699,000	—
Engineering drawings	290,000	16,000	290,000	12,000
Licensing	105,000	24,000	105,000	21,000
Total	$16,034,000	$5,160,000	$16,034,000	$4,930,000

Amortization expense for intangible assets subject to amortization was as follows:

Three months ended March 31,
2008	2007
$229,000	$365,000

Amortization expense for each of the twelve-month periods ending March 31, 2009 through the twelve-month period ending March 31, 2013, is estimated to be as follows: 2009 - $916,000; 2010 - $917,000; 2011 - $914,000; 2012 - $906,000 and 2013 - $886,000. The weighted average amortization period for intangible assets was 12.9 years at March 31, 2008 and 13.1 years at December 31, 2007.

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

Changes in the Company’s warranty liability, included in other accrued liabilities, were as follows:

	Three months ended March 31,
	2008	2007
Balance, beginning of period	$552,000	$368,000
Warranties issued and changes in estimated pre-existing warranties	268,000	273,000
Actual warranty costs incurred	(459,000)	(264,000)
Balance, end of period	$361,000	$377,000

NOTE 11 – BANK DEBT

The Company entered into a credit agreement, as amended, with two banks in 2004.  This agreement includes a revolving credit loan facility, which provides a total of $18,000,000 for direct borrowings, with various sublimits for letters of credit, bankers’ acceptances and equipment loans. There are no commitment fees for any unused portion of this credit facility. The credit agreement, as amended, expires in June 2008 and is subject to annual review by the lending banks.  Direct borrowings under the revolving credit loan facility are secured by the Company’s accounts receivable, inventory and equipment and are cross-guaranteed by each of the Company’s subsidiaries. These borrowings bear interest at either LIBOR (London InterBank Offered Rate) plus the currently applicable loan margin, or the prime interest rate. At both March 31, 2008 and December 31, 2007, the applicable loan margin added to LIBOR was 1.75%.  At March 31, 2008 and December 31, 2007, the balances outstanding on the revolving credit loan facility were $15,500,000 and $8,000,000, respectively.

The Company’s credit agreement also includes a term loan facility, which provided a maximum commitment of $34,000,000 to finance acquisitions subject to the approval of the lending banks. In connection with the acquisition of Hy-Tech in February 2007, the Company executed and delivered an amendment to the credit agreement, which, among other things, added Continental and Hy-Tech as additional co-borrowers and provided for new term loans in amounts not to exceed $19,000,000. There are no commitment fees for any unused portion of this credit facility. Borrowings under the term loan facility are secured by the Company’s accounts receivable, inventory and equipment and are cross-guaranteed by each of the Company’s subsidiaries. These borrowings bear interest at either LIBOR plus the currently applicable loan margin, or the prime interest rate. At both March 31, 2008 and December 31, 2007, the applicable loan margin added to LIBOR was 2.00%.

 In 2004, the Company borrowed $29,000,000 against the term loan facility to finance the Woodmark acquisition transaction, and there was $8,850,000 and $9,800,000 outstanding against this term loan at March 31, 2008 and December 31, 2007, respectively. In 2007, the Company borrowed $19,000,000 against the term loan facility to finance the Hy-Tech acquisition transaction. During 2007, the Company paid down $5,000,000 against the Hy-Tech term loan. In January 2008, the Company paid down an additional $5,000,000 against this term loan, through additional borrowings on the revolving credit loan facility. There was $8,640,000 and $14,000,000 outstanding against this term loan at March 31, 2008 and December 31, 2007, respectively. The principal amounts on these term loans are payable in quarterly installments of $950,000 and $360,000, respectively, over the term of the respective loans

The credit agreement also includes a foreign exchange line, which provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of foreign currencies needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding under the foreign exchange line at March 31, 2008, based on that day’s closing spot rate, was approximately $5,000.

Under the terms of the credit agreement, the Company is required to adhere to certain financial covenants. At March 31, 2008, the Company was not in compliance with certain financial covenants.  Subsequent to March 31, 2008, the Company and the banks executed Amendment No.11 and Waiver to Credit Agreement, pursuant to which, among other things, the banks waived compliance with such financial covenants at March 31, 2008, and amended certain financial covenants for future periods. Accordingly the Company has not reclassified to current liabilities the long-term portions of its bank debts.  However, there can be no assurances that the Company will be able to comply with such covenants in the future.

NOTE 12—RELATED PARTY TRANSACTIONS

The president of one of our subsidiaries is part owner of one of the subsidiary’s vendors. During the three month periods ended March 31, 2008 and 2007, we purchased approximately $325,000 and $17,000 of product from this vendor. All transactions are conducted at arms length.

NOTE 13 - BUSINESS SEGMENTS

P&F operates in two primary lines of business, or segments: (i) tools and other products (“Tools”) and (ii) hardware and accessories (“Hardware”).. For reporting purposes, Florida Pneumatic and Hy-Tech are combined in the Tools segment, while Woodmark, Pacific Stair and Nationwide are combined in the Hardware segment. Results for Hy-Tech have been included since its acquisition date. The Company evaluates segment performance based primarily on segment operating income. The accounting policies of each of the segments are the same as those described in Note 1.

The following presents financial information by segment for the three-month periods ended March 31, 2008 and 2007. Segment operating income excludes general corporate expenses, interest expense and income taxes. Identifiable assets are those assets directly owned or utilized by the particular business segment.

Three months ended March 31, 2008	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$24,325,000	$13,286,000	$11,039,000

Segment operating income	$2,461,000	$1,640,000	$821,000
General corporate expense	(1,299,000)
Interest expense – net	(558,000)
Earnings from continuing operations before income taxes	$604,000

Segment assets	$77,006,000	$45,071,000	$31,935,000
Corporate assets and assets of discontinued operations	5,866,000
Total assets	$82,872,000

Three months ended March 31, 2007	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$24,959,000	$11,613,000	$13,346,000

Segment operating income	$2,037,000	$857,000	$1,180,000
General corporate expense	(1,142,000)
Interest expense – net	(652,000)
Earnings from continuing operations before income taxes	$243,000

Segment assets	$106,814,000	$47,607,000	$59,207,000
Corporate assets and assets of discontinued operations	4,574,000
Total assets	$111,388,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of P&F Industries, Inc. and subsidiaries (“P&F”, or “the Company”). P&F and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” and their opposites and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. Any forward-looking statements contained herein, including those related to the Company’s future performance, are based upon the Company’s historical performance and on current plans, estimates and expectations. All forward-looking statements involve risks and uncertainties. These risks and uncertainties could cause the Company’s actual results for the 2008 fiscal year and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company for a number of reasons, as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 in response to Item 1A. to Part I of Form 10-K. Forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

Business

P&F conducts its business operations through two of its wholly-owned subsidiaries: Continental Tool Group, Inc. (“Continental”) and Countrywide Hardware, Inc. (“Countrywide”).  P&F and its subsidiaries are herein referred to collectively as the “Company.” In addition, the words “we”, “our” and “us” refer to the Company.

Further, P&F operates in two primary lines of business, or segments: (i) tools and other products (“Tools”) and (ii) hardware and accessories (“Hardware”).

Tools

We conduct our Tools business through Continental, which in turn currently operates through its wholly owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”).

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

Hardware

We conduct our Hardware business through a wholly owned subsidiary, Countrywide Hardware Inc. (“Countrywide”), which in turn operates through its wholly owned subsidiaries, Nationwide Industries, Inc. (“Nationwide”), Woodmark International, L.P. (“Woodmark”) and Pacific Stair Products, Inc. (“Pacific Stair”).

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

Overview

The significant factors listed below, which affected our results for the three-month period ending March 31, 2008 are discussed in further detain in Results of Operations section:

•                                                      Reporting Hy-Tech’s results of operations for a full three- month period in 2008 compared to approximately one and a half months for the quarter ended March 31, 2007, had a positive affect on our revenue and income from operations;

•                                                      The on-going down-turn in the new home construction sector of the nation’s economy continues to have an adverse affect on Countrywide’s operating performance;

•                                                      Consolidated gross margins increased slightly by 0.5% when comparing the three-month periods ended March 31, 2008 and 2007;

•                                                      Selling and general & administrative expenses decreased $343,000 or 5%; and

•                                                      Net interest expense decreased $94,000.

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

There have been no material changes in our critical accounting policies and estimates from those discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

In connection with this acquisition, Hy-Tech contemporaneously entered into an Agreement of Sale with HTM Associates, a Pennsylvania general partnership comprised of certain shareholders of the Hy-Tech Sellers (“HTM”), pursuant to which Hy-Tech purchased certain real property located in Cranberry Township, Pennsylvania from HTM for $2,200,000 in cash. The acquisition of the Hy-Tech Purchased Property and the real property was financed through our Company’s senior credit facility.

We also agreed to make additional payments (“Contingent Consideration”) to the Sellers. The amount of Contingent Consideration is to be based on a percentage of the average increase in earnings before interest, taxes, depreciation and amortization (“EBITDA”) over a two-year period from the date of acquisition, over a base year EBITDA of $4,473,000. In addition, we agreed to make a further additional payment (“Additional Contingent Consideration”), subject to certain conditions related to an exclusive supply agreement with a major customer and, to a certain extent and subject to certain provisions, the achievement of Contingent Consideration. This Additional Contingent Consideration may not exceed $1,900,000. Any such additional payments for Contingent Consideration or Additional Contingent Consideration, if any, would be payable on or about ninety days subsequent to the second anniversary of the acquisition date and will be treated as additions to goodwill.

DISCONTINUED OPERATIONS

Green

                Green was primarily engaged in the manufacture, development and sale of heavy-duty welded custom designed hydraulic cylinders sold for use as integrated components on a variety of equipment and machinery manufactured by others. Green also manufactured a line of access equipment for the petro chemical and bulk storage industries. This product line consisted of bridges, platforms, walkways and stairways, constructed of steel or aluminum and generally installed outdoors. In addition, Green marketed a small line of diggers used primarily as attachments to small tractors for light farm work. This product line was marketed through farm equipment dealers and wholesalers. We sold the principal assets of Green between December 2004 and July 2005 in three transactions pursuant to three separate asset purchase agreements with non-affiliated third parties.

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

The following amounts related to discontinued operations have been segregated from the Company’s continuing operations and are reported as assets held for sale and assets and liabilities of discontinued operations in the consolidated condensed balance sheets:

	March 31, 2008	December 31, 2007
Assets held for sale and assets of discontinued operations:
Current:
Prepaid expenses	$65,000	$56,000
Subtotal	65,000	56,000
Long-term:
Other receivable	1,000	9,000
Total assets held for sale and assets of discontinued operations	$66,000	$65,000

Liabilities of discontinued operations:
Current:
Accounts payable and accrued expenses	$22,000	$30,000
Subtotal	22,000	30,000
Long-term:
Pension obligation	340,000	342,000
Total liabilities of discontinued operations	$362,000	$372,000

RESULTS OF OPERATIONS

Quarters ended March 31, 2008 and 2007

Revenue

The table below provides an analysis of our revenue.

	Three-months Ended March 31,
	2008	2007	Variance	Variance
			$	%
Tools
Florida Pneumatic	$8,907,000	$9,434,000	$(527,000)	(5.6)%
Hy-Tech	4,379,000	2,179,000	2,200,000	101.0
Tools Total	$13,286,000	$11,613,000	$1,673,000	14.4

Hardware
Woodmark	$6,438,000	$8,516,000	$(2,078,000)	(24.4)%
Pacific Stair	471,000	939,000	(468,000)	(49.8)
Nationwide	4,130,000	3,891,000	239,000	6.1
Hardware Total	$11,039,000	$13,346,000	$(2,307,000)	(17.3)

Consolidated	$24,325,000	$24,959,000	$(634,000)	(2.5)%

The acquisition of Hy-Tech, consummated as of February 12, 2007, continues to provide a positive impact. As illustrated above, Hy-Tech provided an increase of $2.2 million of revenue to the Tools segment when compared to the three-month period in 2007.

Offsetting the above mentioned increase we encountered a reduction in revenue at Florida Pneumatic of $527,000.  Primary factors contributing to the decrease at Florida Pneumatic include: (i) a net reduction in retail revenue of $365,000, a portion of which was due to the wind-down of The Home Depot business; and (ii) our Franklin hardware product line revenue decreased $281,000, primarily the result of the loss of The Home Depot business, which for Franklin commenced in mid-2007.  It should be noted however, that we believe the loss of The Home Depot business should not materially affect overall operating margins. The above declines in product line revenues were offset by increases reported at our Berkley line of $74,000, and our industrial products line of $85,000.

As a result of the continued weakness in the new home construction market which is the principal driver for the Hardware segment, revenue for the quarter ended March 31, 2008 decreased an aggregate of $2,307,000 when compared to the three-month period ended March 31, 2007. Woodmark’s revenue continues to be hard hit reporting an aggregate decrease of $2,078,000.  Within Woodmark, revenue from the sale of its stair parts and accessories decreased $1,937,000. Additionally, Woodmark’s kitchen/bath product line witnessed a decrease in revenue of $140,000 do to a lagging recreational vehicle market, the loss of a large customer, as well as the current economic conditions. Nationwide’s revenue increased approximately $239,000, primarily the result of the launching of a number of new products in our fencing product line where revenue increased $538,000 when comparing the three-month periods ending March 31, 2008 and 2007.  Nationwide’s revenue for OEM products and patio products decreased $222,000 and $77,000, respectively.  We anticipate that competitive pressures and cost increases from our foreign suppliers may reduce the impact of our new products.  Pacific Stair’s decrease in revenue of approximately $468,000 is primarily attributable to continuing decline in the new home construction market in southern California and Arizona.

All revenues are generated in U.S. dollars and are not impacted by changes in foreign currency exchange rates.

Gross Margins / Profits

Gross profits for the three-month periods ended March 31, 2008 and 2007:

Three months ended March 31,		Consolidated	Tools	Hardware
2008	Gross Profit	$7,672,000	$4,411,000	$3,261,000
	Gross Margin	31.5%	33.2%	29.5%

2007	Gross Profit	$7,748,000	$3,713,000	$4,035,000
	Gross Margin	31.0%	32.0%	30.2%

Gross margins in the Tools segment increased 1.2% from 32.0% for the three-month period ended March 31, 2007 to 33.2% reported for the three-months ended March 31, 2008. Gross profit for this segment increased $698,000.  When comparing the three-month periods ended March 31, 2008 and 2007 gross margins at Florida Pneumatic increased 0.6% points primarily as the result of a reduction in the fees paid to an overseas trading partner.  However when taken in conjunction with the decrease in revenue, Florida Pneumatics’ gross profit declined approximately $100,000. The acquisition in February 2007 of Hy-Tech favorably impacted the Tools segment’s gross profit, as we included Hy-Tech for the full three-month period ended March 31, 2008 compared to approximately one and a half months during the same period in the prior year. Hy-Tech’s gross profit for the three-month period ended March 31, 2008 was $1,708,000 compared to $909,000 reported in the previous year.  However, Hy-Tech’s gross margin declined 3.0% when comparing the three-month periods ended March 31, 2008 and 2007, primarily the result in increased raw material and labor costs.

Gross profit for the Hardware segment continues to be adversely affected by the down-turn in the home construction; decreasing $774,000 from $4,035,000 reported for the three-month period ended March 31, 2007 to $3,261,000 for the same period in 2008.  Gross margin percentage for the Hardware segment decreased 0.7% during the same periods.  Specifically, gross margins for our stair parts business at Woodmark increased 0.8%, while kitchen & bath product line decreased 0.5%.  The gross margin percentage decrease was mitigated primarily due to a favorable product mix as a greater percentage of stair parts shipments were generated from its warehouse which generally provide higher margins compared to direct shipments from overseas.  As discuss earlier, while Nationwide was able to increase revenue this quarter compared to the same three-month period in 2007, its gross margins slipped 1.5% to 35.4% for the three-months ended March 31, 2008, primarily the result of price reductions caused by competitive pressures. Additionally we absorbed cost increases from Asian suppliers for which we were not able to pass through to our customers.  Our gross margin at Pacific Stair was severely impacted, decreasing 24.0% from 12.0% reported for the three-month period ended March 31, 2007 to a deficit of 12.0% reported for the same period in 2008, essentially due to the inability to reduce fixed overhead costs as sales levels decreased.

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

During the three-month period ended March 31, 2008, SG&A decreased $343,000 or 5.0% when compared to the three-month period ended March 31, 2007.  While SG&A expenses this quarter reflect a full three-months of Hy-Tech operating expenses, compared to approximately one and one half months during the same three-month period in 2007, we were able to reduce SG&A as a percentage of revenue to 26.8% for the three-month period ended March 31, 2008, compared to 27.5% for the three-month period ended March 31, 2007. Excluding the impact of Hy-Tech, where SG&A increased approximately $181,000 due to a full three-months in the first quarter of 2008, our remaining SG&A decreased $525,000.  Savings aggregating approximately $240,000 in freight-out, warranty costs and advertising primarily the result of the wind-down of our business with The Home Depot, is a primary component of the reduction in our SG&A expenses.  During the three-month period ended March 31, 2008 we received $165,000, in reimbursement of legal fees and other costs related to the settlement of formerly outstanding litigation.  Additionally, certain intangible assets related to our acquisition of Nationwide were fully amortized during 2007, resulting in a reduction of amortization expense of $133,000 when comparing the three-month periods ended March 31, 2008 and 2007.  As the result of the impairment of certain intangible assets during the fourth quarter of 2007, our amortization for the three-month period ended March 31, 2008 was approximately $22,000 lower than the amount recorded during the same three-month period in the prior year.

Interest - Net

Net interest expense incurred during the three-month period ended March 31, 2008 of $558,000, reflects a decrease of $94,000, or 14.4% compared to $652,000 which was incurred during the same three-month period in the prior year.  Interest expense on borrowings under the term loan associated with the Woodmark acquisition decreased by approximately $79,000 due primarily to overall lower interest rates in effect during the three-month period ended March 31, 2008 compared to the applicable interest rates in place during the three months ended March 31, 2007.  Interest expense associated with the above loan was further reduced due to a lower principal balance.  Interest expense incurred in association with the Hy-Tech term loan of $175,000 decreased $11,000 when comparing the three-month periods ended March 31, 2008 to 2007. The causal affects of this interest expense reduction were: (i) the term loan was in place for the full three-month period in 2008 compared to only approximately one and one half months during the first quarter of 2007, the average interest rates in effect during the three-month period ended March 31, 2008 were lower than the average interest rates in effect during the period commencing February 12, 2007, the effective date of the acquisition of Hy-Tech in 2008 and March 31, 2007 were lower; and (ii) during the fourth quarter of 2007 we paid down $5,000,000 of this term loan.  Interest expense on borrowings under our revolving credit loan facility increased by approximately $59,000, as higher average borrowings occurred during the three-month period ended March 31, 2008 primarily due to our pay-down of long term debt discussed above with short term debt of $5,000,000.  During 2007 we paid in full, notes payable to the former owners of Woodmark, which resulted in a reduction in interest expense of $43,000 when comparing the three-month periods ended March 31, 2008 and 2007.  Interest expense incurred on our trade financing decreased 17,000 when comparing the three-month periods ended March 31, 2008 to 2007.  Interest income improved by $7,000 when comparing the three-month periods ended March 31, 2008 to 2007.

Income Taxes

The effective tax rates applicable to earnings from continuing operations for the quarters ended March 31, 2008 and 2007 were 42.1% and 39.5%, respectively.  The effective tax rate increase of 2.6% is primarily due to higher state taxes as well as certain expenses incurred during the three-month period ended March 31, 2008 which were not deductible for tax purposes.

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

We gauge our liquidity and financial stability by various measurements some of which are shown in the following table:

	March 31, 2008	December 31, 2007
Working Capital	$19,440,000	$24,000,000
Current Ratio	1.65 to 1	1.95 to 1
Shareholders’ Equity	$38,395,000	$37,986,000

The Company entered into a credit agreement, as amended, with two banks in 2004.  This agreement includes a revolving credit loan facility, which provides a total of $18,000,000 for direct borrowings, with various sublimits for letters of credit, bankers’ acceptances and equipment loans. There are no commitment fees for any unused portion of this credit facility. The credit agreement, as amended, expires in June 2008 and is subject to annual review by the lending banks.  Direct borrowings under the revolving credit loan facility are secured by the Company’s accounts receivable, inventory and equipment and are cross-guaranteed by each of the Company’s subsidiaries. These borrowings bear interest at either LIBOR (London InterBank Offered Rate) plus the currently applicable loan margin, or the prime interest rate. At both March 31, 2008 and December 31, 2007, the applicable loan margin added to LIBOR was 1.75%.  At March 31, 2008 and December 31, 2007, the balances outstanding on the revolving credit loan facility were $15,500,000 and $8,000,000, respectively.

The Company’s credit agreement also includes a term loan facility, which provided a maximum commitment of $34,000,000 to finance acquisitions subject to the approval of the lending banks. In connection with the acquisition of Hy-Tech in February 2007, the Company executed and delivered an amendment to the credit agreement, which, among other things, added Continental and Hy-Tech as additional co-borrowers and provided for new term loans in amounts not to exceed $19,000,000. There are no commitment fees for any unused portion of this credit facility. Borrowings under the term loan facility are secured by the Company’s accounts receivable, inventory and equipment and are cross-guaranteed by each of the Company’s subsidiaries. These borrowings bear interest at either LIBOR plus the currently applicable loan margin, or the prime interest rate. At both March 31, 2008 and December 31, 2007, the applicable loan margin added to LIBOR was 2.00%.

In 2004, the Company borrowed $29,000,000 against the term loan facility to finance the Woodmark acquisition transaction, and there was $8,850,000 and $9,800,000 outstanding against this term loan at March 31, 2008 and December 31, 2007, respectively. In 2007, the Company borrowed $19,000,000 against the term loan facility to finance the Hy-Tech acquisition transaction. During 2007, the Company paid down $5,000,000 against the Hy-Tech term loan. In January 2008, the Company paid down an additional $5,000,000 against this term loan, through additional borrowings on the revolving credit loan facility. There was $8,640,000 and $14,000,000 outstanding against this term loan at March 31, 2008 and December 31, 2007, respectively. The principal amounts on these term loans are payable in quarterly installments of $950,000 and $360,000, respectively, over the term of the respective loans

The credit agreement also includes a foreign exchange line, which provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of foreign currencies needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding under the foreign exchange line at March 31, 2008, based on that day’s closing spot rate, was approximately $5,000.

Under the terms of the credit agreement, the Company is required to adhere to certain financial covenants. At March 31, 2008, the Company was not in compliance with certain financial covenants.  Subsequent to March 31, 2008, the Company and the banks executed Amendment No.11 and Waiver to Credit Agreement, pursuant to which, among other things, the banks waived compliance with such financial covenants at March 31, 2008, and amended certain financial covenants for future periods. Accordingly the Company has not reclassified to current liabilities the long-term portions of its bank debts.  However, there can be no assurances that the Company will be able to comply with such covenants in the future.

Embassy participated in a multi employer pension plan until it sold substantially all of its operating assets in October 2005. This plan provided defined benefits to all of its union workers. Contributions to this plan were determined by the union contract. Embassy does not administer the plan funds and does not have any control over the plan funds. As a result of Embassy’s withdrawal from the plan, it recorded the net present value of a withdrawal liability of approximately $369,000, which is payable in quarterly installments of approximately $8,200 from May 2006 through February 2026. The balance at March 31, 2008 and December 31, 2007 was 340,000 and  $342,000, respectively and is reported in Liabilities of Discontinued Operations. Further, in connection with our sale of Embassy, we recorded the net present value of a receivable of approximately $90,000, which is scheduled to be collected at approximately $8,200 per quarter from May 2006 through May 2009.

Cash decreased $245,000, from $1,334,000 as of December 31, 2007 to $1,089,000 as of March 31, 2008. Our debt levels increased from $34,050,000 at December 31, 2007 to $35,174,000 at March 31, 2008, due primarily to increased short-term borrowings necessary to fund a build-up in our seasonal inventory during the three-month period ended March 31, 2008. The total percent of debt to total book capitalization (debt plus equity) increased from 47.3% at December 31, 2007 to 47.8% at March 31, 2008.

Cash used in operating activities of continuing operations for the three-month periods ended March 31, 2008 and 2007 were approximately $1,181,000, and $3,137,000, respectively. We believe that cash on hand derived from operations and cash available through borrowings under our credit facilities will be sufficient to allow us to meet our foreseeable working capital needs.

Capital spending was approximately $189,000 and $207,000 for the three-month periods ended March 31, 2008 and 2007, respectively.  Capital expenditures for the balance of 2008 are expected to be approximately $900,000, some of which may be financed through our credit facilities. Included in the expected total for 2008 are capital expenditures relating to new products, expansion of existing product lines and replacement of equipment.

OFF-BALANCE SHEET ARRANGEMENTS

Our foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of foreign currencies needed for payments to foreign suppliers. We have not purchased forward contracts on New Taiwan dollars (“TWD”). The total amount of foreign currency forward contracts outstanding at March 31, 2008, based on that day’s closing spot rate, was approximately $5,000.

A majority of our products are manufactured outside the United States, of which a significant amount is purchased in the local currency. As a result, we are exposed to movements in the exchange rates of various currencies against the United States dollar which could have an adverse effect on our results of operations or financial position. We believe our most significant foreign currency exposures are the Japanese yen, the Taiwan dollar (“TWD”) and the Chinese Renminbi (“RMB”). Purchases of product from China and Taiwan are made in U.S. dollars. However, if either or both the TWD or RMB, were to strengthen materially in relation to the U.S. dollar, there could be an adverse effect on our business, results of operations or financial position. We are also subject to currency risk with respect to the Yen; however we generally purchase Yen forward to mitigate the exposure.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective as of January 1, 2008. The adoption of this statement did not have a material effect on our financial position or results of operations.

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

In December 2007, the SEC staff issued Staff Accounting Bulletin (SAB) 110, Share Based Payment, which amends SAB 107, Share Based Payment, to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. We currently use the simplified method to estimate the expected term for employee option grants as adequate historical experience is not available to provide a reasonable estimate. SAB 110 is effective for employee options granted after December 31, 2007. We adopted SAB 110 effective January 1, 2008 and continue applying the simplified method until enough historical experience is readily available to provide a reasonable estimate of the expected term for employee option grants.

In December 2007, the FASB issued Statement 141 (revised 2007), Business Combinations (Statement 141R) to change how an entity accounts for the acquisition of a business. When effective, Statement 141R will replace existing Statement 141 in our entirety. Statement 141R carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method). In general, Statement 141R will require acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree. Statement 141R will eliminate the current cost based purchase method under Statement 141. The new measurement requirements will result in the recognition of the full amount of acquisition-date goodwill, which includes amounts attributable to non-controlling interests. The acquirer will recognize in income any gain or loss on the remeasurement to acquisition-date fair value of consideration transferred or of previously acquired equity interests in the acquiree. Neither the direct costs incurred to effect a business combination nor the costs the acquirer expects to incur under a plan to restructure an acquired business will be included as part of the business combination accounting. As a result, those costs will be charged to expense when incurred, except for debt or equity issuance costs, which will be accounted for in accordance with other generally accepted accounting principles. Statement 141R will also change the accounting for contingent consideration, in process research and development, contingencies, and restructuring costs. In addition, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination that occur after the measurement period will impact income taxes under Statement 141R. Statement 141R is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. We intend to adopt Statement 141R effective January 1, 2009 and apply our provisions prospectively. We are evaluating the impact that the adoption of Statement 141R will have on our financial statements.

In December 2007, the FASB issued Statement 160, Non-controlling Interests in Consolidated Financial Statements: an amendment of ARB No. 51. The new Statement changes the accounting for, and the financial statement presentation of, non-controlling equity interests in a consolidated subsidiary. Statement 160 replaces the existing minority interest provisions of Accounting Research Bulletin (ARB) 51, Consolidated Financial Statements, by defining a new term—non-controlling interests—to replace what were previously called minority interests. The new standard establishes non-controlling interests as a component of the equity of a consolidated entity. The underlying principle of the new standard is that both the controlling interest and the non-controlling interests are part of the equity of a single economic entity: the consolidated reporting entity. Classifying non-controlling interests as a component of consolidated equity is a change from the current practice of treating minority interests as a mezzanine item between liabilities and equity or as a liability. The change affects both the accounting and financial reporting for non-controlling interests in a consolidated subsidiary. Statement 160 includes reporting requirements intended to clearly identify and differentiate the interests of the parent and the interests of the non-controlling owners. The reporting requirements are required to be applied retrospectively. Statement 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. We intend to adopt Statement 160 effective January 1, 2009 and apply its provisions prospectively. We will also present comparative financial statements that reflect the retrospective application of the disclosure and presentation provisions when it applies the requirements of Statement 160. We are evaluating the impact that the adoption of Statement 160 will have on its financial statements.

Item 3.                Quantitative And Qualitative Disclosures About Market Risk

Not required

Item 4.                Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed, under the supervision of, and with the participation of, our management including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities and Exchange Act of 1934). Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures as of March 31, 2008 were effective. Accordingly, management believes that the consolidated condensed financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

P&F management is responsible for establishing and maintaining effective internal controls. Because of our inherent limitations, internal controls may not prevent or detect misstatements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the control system’s objectives will be met. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

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

There were no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 in response to Item 1A. to Part I of Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

As of May 12, 2008, the Company and its subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”), Embassy Industries, Inc.(“Embassy”), Green Manufacturing, Inc. (“Green”), Countrywide Hardware, Inc.(“Countrywide”), Nationwide Industries, Inc. (“Nationwide”), Woodmark International, L.P. (“Woodmark”), Pacific Stair Products, Inc. (“Pacific”), WILP Holdings, Inc. (“WILP”), Continental Tool Group, Inc. (“Continental”) and Hy-Tech Machine, Inc. (“Hy-Tech”, and collectively with the Company, Florida Pneumatic, Embassy, Green, Countrywide, Nationwide, Woodmark, Pacific, WILP and Continental, the “Co-Borrowers”), Citibank, N.A. and HSBC Bank USA, National Association (collectively, the “Lenders”) and Citibank, N.A., as Administrative Agent for the Lenders, entered into an amendment and waiver (the “Amendment”) to the Credit Agreement, dated as of June 30, 2004, by and among the Co-Borrowers, the Lenders and the Administrative Agent, as previously amended (the “Credit Agreement”). The Amendment waived compliance with certain financial covenants that the Company was not in compliance with on March 31, 2008 and amended certain financial covenant for future periods.

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

P&F INDUSTRIES, INC.
(Registrant)

By /s/ Joseph A. Molino, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: May 12, 2008	(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit

10.1

Amendment No. 11 and Waiver to Credit Agreement, dated as of May 12, 2008, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., and Hy-Tech Machine, Inc. as Co-Borrowers, Citibank, N.A., as Administrative Agent and the lenders party thereto.

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