Form 10-Q
period 2008-06-30
P&F INDUSTRIES INC
filed 2008-08-13
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of August 12, 2008 there were 3,627,562 shares of the registrant’s Class A Common Stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

i

PART I - FINANCIAL INFORMATION

Item 1.             Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)	(derived from audited financial statements)
ASSETS
CURRENT
Cash and cash equivalents	$592,699	$1,334,167
Accounts receivable – net	14,387,353	12,883,095
Notes and other receivables	119,281	393,525
Inventories – net	31,409,934	31,736,103
Deferred income taxes – net	1,397,000	1,397,000
Assets of discontinued operations	41,807	56,142
Income tax refund receivables	219,059	225,524
Prepaid expenses and other current assets	1,097,885	1,171,279
TOTAL CURRENT ASSETS	49,265,018	49,196,835

PROPERTY AND EQUIPMENT
Land	1,549,773	1,549,773
Buildings and improvements	7,613,514	7,613,514
Machinery and equipment	15,740,733	15,563,078
	24,904,020	24,726,365
Less accumulated depreciation and amortization	10,608,714	10,010,179
NET PROPERTY AND EQUIPMENT	14,295,306	14,716,186

GOODWILL	4,594,028	4,594,028

OTHER INTANGIBLE ASSETS – net	10,645,303	11,103,534

DEFERRED INCOME TAXES -net	3,111,000	3,445,000

ASSETS OF DISCONTINUED OPERATIONS	—	9,400

OTHER ASSETS – net	179,728	204,684

TOTAL ASSETS	$82,090,383	$83,269,667

See accompanying notes to consolidated condensed financial statements (unaudited).

	June 30, 2008	December 31, 2007
	(unaudited)	(derived from audited financial statements)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Short-term borrowings	$13,000,000	$8,000,000
Accounts payable	7,360,676	5,042,046
Income taxes payable	185,080	524,780
Accrued compensation	1,176,309	1,805,120
Other accrued liabilities	2,767,251	3,489,703
Current maturities of long-term debt	5,509,543	6,305,423
Liabilities of discontinued operations	30,494	30,236
TOTAL CURRENT LIABILITIES	30,029,353	25,197,308

LONG-TERM DEBT, less current maturities	12,788,139	19,744,173

LIABILITIES OF DISCONTINUED OPERATIONS	336,809	342,367

TOTAL LIABILITIES	43,154,301	45,283,848

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued - 3,956,431 at June 30, 2008 and December 31, 2007, respectively	3,956,431	3,956,431
Class B - $1 par; authorized - 2,000,000 shares; no shares issued		—
Additional paid-in capital	10,263,897	10,166,662
Retained earnings	27,613,852	26,756,514
Treasury stock, at cost – 319,969 and 318,969 shares at June 30, 2008 and December 31, 2007, respectively	(2,898,098)	(2,893,788)

TOTAL SHAREHOLDERS’ EQUITY	38,936,082	37,985,819

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$82,090,383	$83,269,667

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net revenues	$25,554,114	$30,607,864	$49,878,869	$55,566,751
Cost of sales	17,499,081	21,530,979	34,151,353	38,742,263
Gross profit	8,055,033	9,076,885	15,727,516	16,824,488
Selling, general and administrative expenses	6,763,417	7,814,457	13,273,763	14,667,646
Operating income	1,291,616	1,262,428	2,453,753	2,156,842
Interest expense – net	451,796	831,081	1,010,160	1,482,739
Earnings from continuing operations before income taxes	839,820	431,347	1,443,593	674,103
Income taxes	387,000	201,000	641,000	297,000
Earnings from continuing operations	452,820	230,347	802,593	377,103

Earnings (loss) from discontinued operations (net of tax expense (benefit) of $19,000 and $28,000 for 2008 and $2,000 and $(12,000) for 2007, respectively)	42,037	2,666	54,745	(18,301)
Gain on sale of assets of discontinued operations (net of tax expense of $2,093,000)	—	3,026,560	—	3,026,560
Earnings from discontinued operations	42,037	3,029,226	54,745	3,008,259
Net earnings	$494,857	$3,259,573	$857,338	$3,385,362

Basic earnings per common share:
Continuing operations	$0.13	$0.07	$0.22	$0.10
Discontinued operations	0.01	0.84	0.02	0.84
Net earnings	$0.14	$0.91	$0.24	$0.94

Diluted earnings per common share:
Continuing operations	$0.12	$0.06	$0.22	$0.10
Discontinued operations	0.01	0.80	0.01	0.79
Net earnings	$0.13	$0.86	$0.23	$0.89

Weighted average common shares outstanding:
Basic	3,637,277	3,596,703	3,637,370	3,589,155
Diluted	3,713,440	3,796,962	3,694,338	3,799,613

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

		Class A Common Stock, $1 Par		Additional paid-in	Retained	Treasury stock
	Total	Shares	Amount	capital	earnings	Shares	Amount

Balance, January 1, 2008	$37,985,819	3,956,431	$3,956,431	$10,166,662	$26,756,514	(318,969)	$(2,893,788)

Net earnings	362,481				362,481
Stock-based compensation	46,534	—	—	46,534	—	—	—
Balance, March 31, 2008	38,394,834	3,956,431	3,956,431	10,213,196	27,118,995	(318,969)	(2,893,788)

Net earnings	$494,857				$494,857
Stock-based compensation	50,701			50,701
Purchase of Treasury stock	(4,310)	—	—	—	—	(1,000)	(4,310)
Balance, June 30, 2008	$38,936,082	3,956,431	$3,956,431	$10,263,897	$27,613,852	(319,969)	$(2,898,098)

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30
	2008	2007
Cash Flows from Operating Activities of Continuing Operations:
Net earnings	$857,338	$3,385,362
Earnings from discontinued operations – net of taxes	(54,745)	(3,008,259)
Adjustments to reconcile net earnings to net cash provided by operating activities of continuing operations:
Noncash charges:
Depreciation and amortization	856,145	729,442
Amortization of other intangible assets	458,231	708,069
Amortization of other assets	4,893	2,631
Provision for losses on accounts receivable - net	(99,379)	72,747
Stock-based compensation	97,235	250,976
Deferred income taxes - net	334,000	—
Loss on write-down of fixed asset	126,646	—
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	(1,404,879)	(915,284)
Notes and other receivables	274,244	838,056
Inventories	326,169	(217,967)
Income tax refund receivable	6,465	1,011,795
Prepaid expenses and other current assets	73,394	340,910
Other assets	20,063	209,878
Accounts payable	2,318,630	841,448
Accruals and other	(1,351,263)	(282,523)
Income taxes payable	(339,700)	—
Total adjustments	1,646,149	581,919
Net cash provided by operating activities of continuing operations	$2,503,487	$3,967,281

See accompanying notes to consolidated condensed financial statements (unaudited).

	Six months ended June 30
	2008	2007
Cash Flows from Investing Activities of Continuing Operations:
Capital expenditures	$(561,911)	$(958,687)
Purchase of certain assets, net of certain liabilities, of Hy-Tech Machine, Inc.	—	(20,749,066)
Net cash used in investing activities of continuing operations	(561,911)	(21,707,753)

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from short-term borrowings	9,000,000	8,000,000
Repayments of short-term borrowings	(4,000,000)	(5,500,000)
Proceeds from term loan	—	19,000,000
Repayments of term loan	(7,620,000)	(6,900,000)
Principal payments on long-term debt	(131,914)	(117,768)
Proceeds from exercise of stock options	—	122,356
Tax benefits from the exercise of stock options	—	100,000
Purchase of treasury stock	(4,310)	—
Net cash (used in) provided by financing activities of continuing operations	(2,756,224)	14,704,588

Cash Flows from Discontinued Operations:
Net cash provided by operating activities	73,180	520,939
Net cash provided by investing activities	—	3,603,095
Net cash used in financing activities	—	(1,254,117)
Net cash provided by discontinued operations	73,180	2,869,917

NET DECREASE IN CASH AND CASH EQUIVALENTS	(741,468)	(165,967)
Cash and cash equivalents at beginning of period	1,334,167	1,339,882
Cash and cash equivalents at end of period	$592,699	$1,173,915

Supplemental disclosures of cash flow information:

	Six months ended June 30,
	2008	2007
Cash paid for:
Interest	$1,085,000	$1,297,000
Income taxes	$741,000	$185,000

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

Tools

We conduct our Tools business through Continental, which in turn currently operates through its wholly-owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”).

Florida Pneumatic is engaged in the importation, manufacture and sale of pneumatic hand tools, primarily for the industrial, retail and automotive markets, and the importation and sale of compressor air filters. Florida Pneumatic also markets, through its Berkley Tool division (“Berkley”), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely-used brand of pipe cutting and threading machines. In addition, through its Franklin Manufacturing (“Franklin”) division, Florida Pneumatic imports a line of door and window hardware. In February 2007, the Company acquired substantially all of the operating assets of Hy-Tech Machine, Inc., a Pennsylvania corporation, and Quality Gear & Machine, Inc. and certain real property from HTM Associates, which collectively comprise Hy-Tech. Hy-Tech, is primarily engaged in the manufacture and distribution of pneumatic tools and parts for industrial applications.

Hardware

We conduct our Hardware business through a wholly owned subsidiary, Countrywide, which in turn operates through its wholly-owned subsidiaries, Nationwide Industries, Inc. (“Nationwide”), Woodmark International, L.P. (“Woodmark”) and Pacific Stair Products, Inc. (“Pacific Stair”).

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Numerator:
Numerator for basic and diluted earnings per common share:
Earnings from continuing operations	$453,000	$231,000	$802,000	$377,000
Discontinued operations, net of taxes	42,000	3,029,000	55,000	3,008,000
Net earnings	$495,000	$3,260,000	$857,000	$3,385,000

Denominator:
Denominator for basic earnings per share – weighted average common shares outstanding	3,637,000	3,597,000	3,637,000	3,589,000
Effect of dilutive securities:
Stock options	76,000	200,000	57,000	211,000
Denominator for diluted earnings per share – adjusted weighted average common shares and assumed conversions	3,713,000	3,797,000	3,694,000	3,800,000

At June 30, 2008 and 2007 and during the three and six-month periods ended June 30, 2008 and 2007, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Class A Common Stock for the period. These options are antidilutive and are excluded from the computation of earnings per share. The weighted average antidilutive stock options outstanding were as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Weighted average antidilutive stock options outstanding	380,936	29,500	326,218	29,500

NOTE 3 - STOCK-BASED COMPENSATION

Stock-based Compensation

During the six-month period ended June 30, 2008, the Company granted 174,000 options to purchase its Class A common stock, of which 145,000 were granted to its Chief Executive Officer / President and 25,000 to its Chief Operating Officer / Chief Financial Officer, with the balance to a non-executive employee of the Company. Twenty percent of the common stock options granted to the Chief Executive Officer / President vest on the first five anniversaries of the date of the grant. One third of the common stock options granted to the Chief Operating Officer / Chief Financial Officer vest one the first three anniversaries of the grant date. The remaining 4,000 options were immediately vested on the grant date.  All common stock options granted herein have an exercise price of $4.16 and will expire ten years from the date of the grant.

Risk-free interest rate	4.2%
Expected term (in years)	Ranging from 6.8 to 10.
Volatility	Ranging from 40.39% to 41.49%
Dividend yield	0%
Weighted-average fair value of options granted	$2.43

The fair values of the Company’s common stock options were estimated on the date of the grant using the Black-Scholes pricing model with the following assumptions:  (i) the expected term is based on historical exercises and terminations; (ii) the expected volatility of our shares of common stock is determined using historical volatilities based on historical stock prices over a period of time equal to the expected life of the options; (iii) the dividend yield is 0% as the Company has historically not declared dividends and does not expect to declare any in the future and (iv) with respect to risk-free interest rate, the Company applies the ten year U.S. Treasury bill interest rate as of the date of the grant.

The expected term of stock options represents the weighted average period the stock options are expected to remain outstanding.  Because we consider our options to be “plain vanilla”, we estimated the expected term using a modified version of the simplified method of calculation, as prescribed by Staff Accounting Bulletin (“SAB”) No. 107. This modified calculation uses the actual life for options that have been settled, and a uniform distribution assumption for the options still outstanding. Under SAB 107, options are considered to be “plain vanilla” if they have the following characteristics:  granted “at-the-money”; exercisability is conditioned upon service through a vesting date; termination of service prior to vesting results in forfeiture; limited exercise period following termination of service; and options are non-transferable and non-hedgeable.

The Company recorded stock-based compensation expense for the three month periods ended June 30, 2008 and 2007 of approximately $51,000 and $245,000, respectively, and $97,000 and $251,000 for the six-month periods ended June 30, 2008 and 2007, respectively. The compensation expense is recognized in the selling, general and administrative expenses line item of the Company’s statements of earnings on a straight-line basis over the vesting periods. There are no capitalized stock-based compensation costs at either June 30, 2008 or 2007.

As of June 30, 2008, the Company had approximately $528,000 of total unrecognized compensation cost related to non-vested awards granted under our share-based plans, which we expect to recognize over a weighted-average period of 2.3 years.

The Company did not receive any cash during the six-month period ended June 30, 2008 from any exercise of stock options, but did receive cash of approximately $122,000 from options exercised during the six-month period ended June 30, 2007. Statement 123(R) requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. Accordingly, the impact of the cash received in 2007 is included in financing activities in the accompanying consolidated condensed statements of cash flows.

Stock Option Plan

The Company’s 2002 Incentive Stock Option Plan (the “Current Plan”) authorizes the issuance, to employees and directors, of options to purchase a maximum of 1,100,000 shares of Class A Common Stock. These options must be issued within ten years of the effective date of the Plan and are exercisable for a ten year period from the date of grant, at prices not less than 100% of the market value of the Class A Common Stock on the date the option is granted. Incentive stock options granted to any 10% stockholder are exercisable for a five year period from the date of grant, at prices not less than 110% of the market value of the Class A Common Stock on the date the option is granted. Pursuant to the Current Plan, the Stock Option Committee has the discretion to award non-qualified stock option grants. Options have vesting periods of immediate to five years. In the event options granted contain a vesting schedule over a period of years, the Company recognizes compensation cost for these awards on a straight-line basis over the service period. The Current Plan, which terminates in 2012, is the successor to the Company’s 1992 Incentive Stock Option Plan (the “Prior Plan”).

The following is a summary of the changes in outstanding options for the six months ended June 30, 2008:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2008	533,436	$8.58	4.5
Granted	174,000	4.16	10.0
Exercised	—	—
Forfeited	—	—
Expired	(152,500)	7.88
Outstanding, June 30, 2008	554,936	$7.38	7.1	—

Vested, June 30, 2008	342,530	$8.60	5.6	—

The following is a summary of changes in non-vested shares for the six months ended June 30, 2008:

	Option Shares	Weighted Average Grant-Date Fair Value
Nonvested shares, January 1, 2008	71,827	$5.20
Granted	170,000	2.44
Vested	29,421	5.00
Forfeited	—
Nonvested shares, June 30, 2008	212,406	$3.02

The number of shares of Class A common stock reserved for stock options available for issuance under the Current Plan as of June 30, 2008 was 416,900. Of the options outstanding at June 30, 2008, 540,936 were issued under the Current Plan and 14,000 were issued under the Prior Plan.

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Standard of Financial Accounting Statements (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 became effective as of November 15, 2007 and became effective for the Company January 1, 2008. The adoption of this statement did not have a material effect on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115’’, (‘‘SFAS 159’’). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of the beginning of fiscal 2008. The adoption of this statement did not have a material effect on our consolidated financial position or results of operations, as the Company did not elect the fair value option for any assets or liabilities.

In December 2007, the SEC staff issued SAB 110, “Share Based Payment”, which amends SAB 107, Share Based Payment, to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. We currently use the simplified method to estimate the expected term for employee option grants as adequate historical experience is not available to provide a reasonable estimate. SAB 110 is effective for employee options granted after December 31, 2007. We adopted SAB 110 effective January 1, 2008 and continue applying the simplified method until enough historical experience is readily available to provide a reasonable estimate of the expected term for employee option grants.

In December 2007, the FASB issued Statement 141 (revised 2007), “Business Combinations” (“Statement 141R”) to change how an entity accounts for the acquisition of a business. When effective, Statement 141R will replace existing Statement 141 in its entirety. Statement 141R carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method). In general, Statement 141R will require acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree. Statement 141R will eliminate the current cost based purchase method under Statement 141. The new measurement requirements will result in the recognition of the full amount of acquisition-date goodwill, which includes amounts attributable to non-controlling interests. The acquirer will recognize in income any gain or loss on the remeasurement to acquisition-date fair value of consideration transferred or of previously acquired equity interests in the acquiree. Neither the direct costs incurred to effect a business combination nor the costs the acquirer expects to incur under a plan to restructure an acquired business will be included as part of the business combination accounting. As a result, those costs will be charged to expense when incurred, except for debt or equity issuance costs, which will be accounted for in accordance with other generally accepted accounting principles. Statement 141R will also change the accounting for contingent consideration, in process research and development, contingencies, and restructuring costs. In addition, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination that occur after the measurement period will impact income taxes under Statement 141R. Statement 141R is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. We intend to adopt Statement 141R effective January 1, 2009 and apply its provisions prospectively. We are evaluating the impact that the adoption of Statement 141R will have on our consolidated financial statements.

In December 2007, the FASB issued Statement 160, “Non-controlling Interests in Consolidated Financial Statements: an amendment of ARB No. 51”, (“Statement 160”). The new statement changes the accounting for, and the financial statement presentation of, non-controlling equity interests in a consolidated subsidiary. Statement 160 replaces the existing minority interest provisions of Accounting Research Bulletin (ARB) 51, Consolidated Financial Statements, by defining a new term—non-controlling interests—to replace what were previously called minority interests. The new standard establishes non-controlling interests as a component of the equity of a consolidated entity. The underlying principle of the new standard is that both the controlling interest and the non-controlling interests are part of the equity of a single economic entity: the consolidated reporting entity. Classifying non-controlling interests as a component of consolidated equity is a change from the current practice of treating minority interests as a mezzanine item between liabilities and equity or as a liability. The change affects both the accounting and financial reporting for non-controlling interests in a consolidated subsidiary. Statement 160 includes reporting requirements intended to clearly identify and differentiate the interests of the parent and the interests of the non-controlling owners. The reporting requirements are required to be applied retrospectively. Statement 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. We intend to adopt Statement 160 effective January 1, 2009 and apply its provisions prospectively. We will also present comparative financial statements that reflect the retrospective application of the disclosure and presentation provisions when it applies the requirements of Statement 160. We are evaluating the impact that the adoption of Statement 160 will have on our consolidated financial statements.

NOTE 5 – ACQUISITION

Hy-Tech Machine, Inc.

On February 14, 2007, pursuant to an Asset Purchase Agreement (the “Hy-Tech APA”) effective as of February 12, 2007, Hy-Tech, acquired substantially all of the assets (the “Hy-Tech Purchased Property”) of Hy-Tech Machine, Inc. and Quality Gear & Machine, Inc., (collectively, the “Hy-Tech Sellers”). The purchase price consisted of $16,900,000 in cash, subject to adjustments, plus the assumption of certain payables and liabilities and the obligation to make certain contingent payments based on factors described in the Hy-Tech APA. The purchase price was negotiated on the basis of the Hy-Tech Sellers’ historical financial performance. The Hy-Tech Purchased Property was used by the Hy-Tech Sellers in the business of, among other things, manufacturing and selling pneumatic tools and other tool products.

In connection with this acquisition, Hy-Tech entered into an Agreement of Sale with HTM Associates, a Pennsylvania general partnership comprised of certain shareholders of the Hy-Tech Sellers (“HTM”), pursuant to which Hy-Tech purchased certain real property located in Cranberry Township, Pennsylvania from HTM for $2,200,000 in cash.

The Company also agreed to make additional payments (“Contingent Consideration”) to the Hy-Tech Sellers. The amount of Contingent Consideration is to be based on a percentage of the average increase in earnings before interest, taxes, depreciation and amortization (“EBITDA”) over a two-year period from the date of acquisition, over a base year EBITDA of $4,473,000. In addition, the Company has agreed to make a further additional payment (“Additional Contingent Consideration”), subject to certain conditions related to an exclusive supply agreement with a major customer and, to a certain extent and subject to certain provisions, the achievement of Contingent Consideration. This Additional Contingent Consideration can not exceed $1,900,000. Any such additional payments for Contingent Consideration or Additional Contingent Consideration, if any, would be payable in accordance with the terms and conditions set forth in the Hy-Tech APA.  Any such payments will be treated by the Company as additions to goodwill.

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

	Three months ended	Six Months ended
	June 30, 2007	June 30, 2007
Net revenues	$30,608,000	$57,746,000

Net earnings	$3,260,000	$3,568,000
Earnings per share of common stock
Basic	$0.91	$0.99
Diluted	$0.86	$0.94

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

The Purchases Letter purports to terminate the Contract of Sale based upon Purchaser’s assertion the Embassy had not satisfied certain requirements and demands that the escrow agent return the down payment with accrued interest, and that Purchaser be reimbursed for the costs of the survey and title examinations.

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

The following amounts pertain to the Company’s discontinued operations and have been segregated from the Company’s continuing operations and are reported as assets held for sale and assets and liabilities of discontinued operations in the consolidated condensed balance sheets:

	June 30, 2008	December 31, 2007
Assets held for sale and assets of discontinued operations:
Current:
Prepaid expenses	$42,000	$56,000
Subtotal	42,000	56,000
Long-term:
Other receivable	—	9,000
Total assets held for sale and assets of discontinued operations	$42,000	$65,000

Liabilities of discontinued operations:
Current:
Accounts payable and accrued expenses	$30,000	$30,000
Subtotal	30,000	30,000
Long-term:
Pension obligation	337,000	342,000
Total liabilities of discontinued operations	$367,000	$372,000

Results of operations for Embassy and Green and have been segregated from continuing operations and reflected as discontinued operations approximately as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Earnings (loss) from operation of discontinued operations, before taxes	$61,000	$5,000	$83,000	$(30,000)
Gain on sale of assets of discontinued operations	—	5,119,000	—	5,119,000
	61,000	5,124,000	83,000	5,089,000
Income tax expense	(19,000)	(2,095,000)	(28,000)	(2,081,000)

Earnings from discontinued operations	$42,000	$3,029,000	$55,000	$3,008,000

NOTE 7 - ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable -net consists of:

	June 30, 2008	December 31, 2007
Trade accounts receivable	$14,906,000	$13,502,000
Less: Allowance for doubtful accounts	519,000	619,000
	$14,387,000	$12,883,000

NOTE 8 – INVENTORIES

Inventories - net consist of:

	June 30, 2008	December 31, 2007
Raw material	$2,593,000	$2,525,000
Work in process	1,672,000	2,156,000
Finished goods	29,366,000	29,015,000
	33,631,000	33,696,000
Reserve for obsolete and slow-moving inventories	(2,221,000)	(1,960,000)
	$31,410,000	$31,736,000

At December 31, 2007, the Company originally reported a reserve for obsolete and slow-moving inventories in connection with the acquisition of Hy-Tech, which has been reclassified to finished goods to conform to the current period’s presentation.

NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS

During the six-month period ended June 30, 2008 there was no change to the carrying value of goodwill.

Other intangible assets were as follows:

	June 30, 2008		December 31, 2007
	Cost	Accumulated amortization	Cost	Accumulated amortization
Other intangible assets:
Customer relationships and backlog	$14,130,000	$4,557,000	$14,130,000	$4,117,000
Vendor relationship	—	—	—	—
Non-compete and Employment agreements	810,000	785,000	810,000	780,000
Trademark/trade name	699,000	—	699,000	—
Engineering drawings	290,000	20,000	290,000	12,000
Licensing	105,000	27,000	105,000	21,000
Total	$16,034,000	$5,389,000	$16,034,000	$4,930,000

Amortization expense for intangible assets subject to amortization was as follows:

Three months ended June 30,		Six months ended June 30,
2008	2007	2008	2007
$230,000	$343,000	$459,000	$708,000

Amortization expense for each of the twelve-month periods ending June 30, 2009 through the twelve-month period ending June 30, 2013, is estimated to be as follows: 2009 - $916,000; 2010 - $917,000; 2011 - $911,000; 2012 - $907,000 and 2013 - $844,000. The weighted average amortization period for intangible assets was 12.7 years at June 30, 2008 and 13.1 years at December 31, 2007.

NOTE 10 - WARRANTY LIABILITY

The Company offers warranties on certain products against product defects for periods primarily ranging from one to three years, with certain faucet hardware having a limited lifetime warranty, depending on the specific product and terms of the customer purchase agreement. The Company’s typical warranty requires it to repair or replace the defective products during the warranty period at no cost to the customer. At the time the product revenue is recognized, the Company records a liability for estimated costs under its warranty program, which costs are estimated based on historical experience. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. While the Company believes that its estimated liability for product warranties is adequate, the estimated liability for the product warranties could differ materially from future actual warranty costs.

Changes in the Company’s warranty liability, included in other accrued liabilities, were as follows:

	Six months ended June 30,
	2008	2007
Balance, beginning of period	$552,000	$368,000
Warranties issued and changes in estimated pre-existing warranties	406,000	555,000
Actual warranty costs incurred	(487,000)	(556,000)
Balance, end of period	$471,000	$367,000

NOTE 11 – BANK DEBT

The Company entered into a credit agreement, as amended, with two banks in 2004. This agreement includes a revolving credit loan facility, which provides a total of $18,000,000 for direct borrowings, with various sublimits for letters of credit, bankers’ acceptances and equipment loans. There are no commitment fees for any unused portion of this credit agreement. The credit agreement, is subject to annual review by the lending banks. Prior to June 30, 2008 the Company and the banks amended the agreement to extend the termination date of the revolving credit loan portion of the credit agreement facility from June 30, 2008 to July 31, 2008. In July 2008 the Company and the banks executed Amendment No.13 to the Credit Agreement which, among other things, established new applicable loan margins for both the revolving credit facility as well as for applicable term loan margins, expanded the definition of eligible inventory, amended certain financial covenants and set November 30, 2008 as the termination date of the revolving credit loan portion of the credit agreement facility. It should be noted that the new applicable loan margins will only apply when the Company’s senior debt to its earnings before interest, taxes, depreciation and amortization (“EBITDA”) is greater than 4.25 to 1. Direct borrowings under the revolving credit loan facility are secured by the Company’s accounts receivable, inventory and equipment and are cross-guaranteed by each of the Company’s subsidiaries. These borrowings bear interest at either LIBOR (London InterBank Offered Rate) or the prime interest rate, plus the currently applicable loan margin. At both June 30, 2008 and December 31, 2007, the applicable loan margin added to LIBOR was 1.75%. At June 30, 2008 and December 31, 2007, the balances outstanding on the revolving credit loan facility were $13,000,000 and $8,000,000, respectively.

The Company’s credit agreement also includes a term loan facility, which provided a maximum commitment of $34,000,000 to finance acquisitions subject to the approval of the lending banks. Borrowings under the term loan facility are secured by the Company’s accounts receivable, inventory and equipment and are cross-guaranteed by each of the Company’s subsidiaries. These borrowings bear interest at either LIBOR or the prime interest rate, plus the currently applicable loan margin. In connection with the acquisition of Hy-Tech in February 2007, the Company executed and delivered an amendment to the credit agreement, which, among other things, added Continental and Hy-Tech as additional co-borrowers and provided for new term loans in amounts not to exceed $19,000,000. During 2007, the Company paid down $5,000,000 against the Hy-Tech term loan. In January 2008, the Company paid down an additional $5,000,000 against this term loan, through additional borrowings on the revolving credit loan facility. There was $8,280,000 and $14,000,000 outstanding against this term loan at June 30, 2008 and December 31, 2007, respectively. At both June 30, 2008 and December 31, 2007, the applicable loan margin added to LIBOR was 2.00%. In 2004, the Company borrowed $29,000,000 against the term loan facility to finance the Woodmark acquisition transaction. At June 30, 2008 and December 31, 2007, there was $7,900,000 and $9,800,000, respectively, outstanding against this term loan. The principal amounts on these term loans are payable in quarterly installments of $360,000 and $950,000 respectively, over the term of the respective loans.

The credit agreement also includes a foreign exchange line (cash flow hedge), which provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of foreign currencies needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding under the foreign exchange line at June 30, 2008, based on that day’s closing spot rate, was approximately $446,000. All such contracts will expire in the fourth quarter of calendar year 2008. The impact of these cash flow hedge contracts on other comprehensive income is not material for the three and six months ended June 30, 2008.

The Company has mortgages outstanding of approximately $2,100,000 and $2,249,000 at June 30, 2008 and December 31, 2007, respectively.

NOTE 12—RELATED PARTY TRANSACTIONS

The president of one of our subsidiaries is part owner of one of the subsidiary’s vendors. During the six-month periods ended June 30, 2008 and 2007, the subsidiary purchased approximately $549,000 and $959,000 of product from this vendor.

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

The following presents financial information by segment for the three and six-month periods ended June 30, 2008 and 2007. Segment operating income excludes general corporate expenses, interest expense and income taxes. Identifiable assets are those assets directly owned or utilized by the particular business segment.

Three months ended June 30, 2008	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$25,554,000	$14,487,000	$11,067,000

Segment operating income	2,511,000	1,725,000	786,000
General corporate expense	(1,220,000)
Interest expense – net	(452,000)
Earnings from continuing operations before income taxes	$839,000

Segment assets	$76,601,000	$45,834,000	$30,767,000
Corporate assets and assets of discontinued operations	5,489,000
Total assets	$82,090,000

Three months ended June 30, 2007	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$30,608,000	$15,786,000	$14,822,000

Segment operating income	3,327,000	$1,001,000	$2,326,000
General corporate expense	(2,065,000)
Interest expense – net	(831,000)
Earnings from continuing operations before income taxes	$431,000

Segment assets	$107,262,000	$48,527,000	$58,735,000
Corporate assets and assets of discontinued operations	2,094,000
Total assets	$109,356,000

Six months ended June 30, 2008	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$49,879,000	$27,773,000	$22,106,000

Segment operating income	4,972,000	$3,365,000	$1,607,000
General corporate expense	(2,518,000)
Interest expense – net	(1,010,000)
Earnings from continuing operations before income taxes	$1,444,000

Six months ended June 30, 2007	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$55,567,000	$27,398,000	$28,169,000

Segment operating income	5,364,000	$1,858,000	$3,506,000
General corporate expense	(3,207,000)
Interest expense – net	(1,483,000)
Earnings from continuing operations before income taxes	$674,000

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

Florida Pneumatic is engaged in the importation, manufacture and sale of pneumatic hand tools, primarily for the industrial, retail and automotive markets, and the importation and sale of compressor air filters. Florida Pneumatic also markets, through its Berkley Tool division (“Berkley”), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely-used brand of pipe cutting and threading machines. In addition, through its Franklin Manufacturing (“Franklin”) division, Florida Pneumatic imports a line of door and window hardware. In February 2007, the Company acquired substantially all of the operating assets of Hy-Tech Machine, Inc., a Pennsylvania corporation, and Quality Gear & Machine, Inc. and certain real property from HTM Associates, which collectively comprise Hy-Tech. Hy-Tech, is primarily engaged in the manufacture and distribution of pneumatic tools and parts for industrial applications.

Hardware

We conduct our Hardware business through a wholly owned subsidiary, Countrywide, which in turn operates through its wholly owned subsidiaries, Nationwide Industries, Inc. (“Nationwide”), Woodmark International, L.P. (“Woodmark”) and Pacific Stair Products, Inc. (“Pacific Stair”).

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

Overview

The significant factors listed below, which affected our results for the three and six-month period ended June 30, 2008, are discussed in further detail in the Results of Operations section:

•              Net Revenue: The on-going down-turn in the new home construction sector of the nation’s economy continues to have an adverse affect on Countrywide’s operating performance;

•              Gross margins: Consolidated gross margins increased 1.8 percentage points when comparing the three-month periods ended June 30, 2008 and 2007 primarily due to improved product mix;

•              Selling, general and administrative expense: Continued to decrease for the second quarter in a row. The reduction for the three-month period ended June 30, 2008 compared to the same period in the prior year was $1,051,000 or 13.4%; and

•              Interest expense:  Decreased $379,000.

KEY INDICATORS

Economic Measures

The most critical economic indicator affecting our Hardware segment’s overall performance has been and will continue to be new housing starts.  For the six-month period ended June 30, 2008 revenue for our Hardware segment fell proportionate to the decrease in new housing starts. Economic indicators for the Tools segment include general economic conditions, specifically retail sales.

Another key economic measure relevant to us is the cost of metals, especially various types of steel and aluminum. Also important is the value of the dollar in relation to the Japanese yen (“yen”) and the Taiwan dollar (“TWD”), as we purchase a significant portion of its products from these two countries. Purchases from Chinese sources are made in U.S. dollars. However, if the Chinese currency, the Renminbi (“RMB”), were to be revalued against the dollar, there could be a significant negative impact on the cost of our products.

Operating Measures

Key operating measures we use to manage our operating segments are: orders; shipments; development of new products; controlling customer retention; inventory levels and productivity. These measures are recorded and monitored at various intervals, including daily, weekly and monthly. To the extent these measures are relevant; they are discussed in the detailed sections for each operating segment.

Financial Measures

Key financial measures we use to evaluate the results of our business include: revenue; gross margin; selling, general and administrative expenses; earnings before interest; taxes and bonus; operating cash flows and capital expenditures; return on sales; return on assets; days sales outstanding and inventory turns. These measures are reviewed at monthly, quarterly and annual intervals and are compared to historical periods as well as established objectives. To the extent that these measures are relevant, they are discussed in the detailed sections for each operating segment below.

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

RESULTS OF OPERATIONS

Net revenue

The table below provides an analysis of our net revenue for the three and six month periods ended June 30, 2008 and 2007.

	Three-months Ended June 30,
	2008	2007	Variance	Variance
			$	%
Tools
Florida Pneumatic	$9,450,000	$11,478,000	$(2,028,000)	(17.7)%
Hy-Tech	5,037,000	4,308,000	729,000	16.9
Tools Total	14,487,000	15,786,000	(1,299,000)	(8.2)

Hardware
Woodmark	5,968,000	8,509,000	(2,541,000)	(29.9)
Pacific Stair	557,000	1,031,000	(474,000)	(46.0)
Nationwide	4,542,000	5,282,000	(740,000)	(14.0)
Hardware Total	11,067,000	14,822,000	(3,755,000)	(25.3)

Consolidated	$25,554,000	$30,608,000	$(5,054,000)	(16.5)%

	Six-months Ended June 30,
	2008	2007	Variance	Variance
			$	%
Tools
Florida Pneumatic	$18,357,000	$20,911,000	$(2,554,000)	(12.2)%
Hy-Tech	9,416,000	6,487,000	2,929,000	45.2
Tools Total	27,773,000	27,398,000	375,000	1.4

Hardware
Woodmark	12,406,000	17,025,000	(4,619,000)	(27.1)%
Pacific Stair	1,028,000	1,970,000	(942,000)	(47.8)
Nationwide	8,672,000	9,174,000	(502,000)	(5.5)
Hardware Total	22,106,000	28,169,000	(6,063,000)	(21.5)

Consolidated	$49,879,000	$55,567,000	$(5,688,000)	(10.2)%

When comparing the three-month periods ended June 30, 2008 and 2007, net revenue reported by our Tools segment decreased $1,299,000. Significant factors contributing to this decrease in net revenue include: (i) a net reduction in retail revenue at Florida Pneumatic of $1,624,000, of which $471,000 is due to the wind-down of The Home Depot business, the reduced volume of promotional sales of approximately $651,000 and lower sales of basic retail products aggregating $502,000 to a major customer; and (ii) our Franklin hardware product line revenue decreased $520,000, primarily the result of the loss  of its business with The Home Depot. The above declines in product line revenues were offset by a net increase of $116,000 reported by our Berkley, filters and automotive lines.

The acquisition of Hy-Tech, consummated as of February 12, 2007, continues to provide a positive impact. Hy-Tech focuses on the industrial sector of the pneumatic tools market, an area which thus far has not been as affected by the sluggish economy as the retail sector. As illustrated in the table above, when comparing the three-month periods ended June 30, 2008 and 2007, Hy-Tech, reported an increase of $729,000 to the Tools segment. This increase is primarily attributable to organic growth.

As a result of the continuing reduction in the number of new homes being constructed, which is the principal driver for the Hardware segment, revenue for the quarter ended June 30, 2008 decreased an aggregate of $3,755,000 when compared to the three-month period ended June 30, 2007. Our Woodmark subsidiary, which primarily services the southern tier of the United Sates, continues to be hard hit, reporting an aggregate net revenue decrease of $2,541,000. Within Woodmark, revenue from the sale of its stair parts and accessories decreased $2,321,000. Additionally, Woodmark’s kitchen/bath product line witnessed a decrease in revenue of $220,000 due to a lagging recreational vehicle market, the loss of a large customer, as well as the weak economic conditions. Until the downward trend in the number of new housing starts levels and begins to increase we do not expect to see improvement in Woodmark’s net revenue.

Pacific Stair’s decrease in revenue of approximately $474,000 is primarily attributable to continuing decline in the new home construction market in southern California and Arizona.

Nationwide, which primarily markets fencing and gate hardware has, until this quarter not been materially affected by the sluggish home building sector, experienced a decrease of $740,000. Nationwide’s net revenue for fencing decreased $237,000. Further, Nationwide’s OEM products and patio product lines decreased as well, by $281,000 and $222,000, respectively. We anticipate that competitive pressures and cost increases from our foreign suppliers may continue to reduce the beneficial impact of the new products which were introduced during the first three months of 2008.

Net Revenue for the Tools segment for the six-month period ended June 30, 2008 was just slightly better than the same period in 2007 due primarily to recognizing a full six months of revenue for Hy-Tech, compared to approximately four and one half months in 2007, as well as revenue growth at Hy-Tech during the second quarter, which together generated a $2,929,000 increase over the six month period ended June 30, 2007. This increase was offset by a decrease on year to date revenue reported by Florida Pneumatic. The decrease at Florida Pneumatic of $2,554,000 was due to lower than expected retail sales.

Net revenue for the Hardware segment continues to be severely impacted by the ongoing downward trend of new home construction. Both Woodmark and Pacific Stair Products whose primary market is new home construction are down 27.1% and 47.8%, respectively when comparing the six-month periods ended June 30, 2008 and 2007. It is difficult to predict when the new home starts will begin to improve. Until such time we will continue our ongoing efforts to reduce costs and overhead wherever possible to offset lower revenue. When comparing the six-month periods ended June 30, 2008 and 2007 net revenue at Nationwide decreased $502,000 primarily due to competitive pressures and costs increases from overseas.

All revenues are generated in U.S. dollars and are not impacted by changes in foreign currency exchange rates.

Gross Margins / Profits

Gross profits for the three and six-month periods ended June 30, 2008 and 2007:

Three months ended June 30,		Consolidated	Tools	Hardware
2008	Gross Profit	$8,055,000	$4,761,000	$3,294,000
	Gross Margin	31.5%	32.9%	29.8%

2007	Gross Profit	$9,077,000	$4,252,000	$4,825,000
	Gross Margin	29.7%	26.9%	32.6%

Six months ended June 30,		Consolidated	Tools	Hardware
2008	Gross Profit	$15,728,000	$9,173,000	$6,555,000
	Gross Margin	31.5%	33.0%	29.7%

2007	Gross Profit	$16,824,000	$7,964,000	$8,860,000
	Gross Margin	30.3%	29.1%	31.5%

Gross margins in the Tools segment increased 6.0 percentage points from 26.9% for the three-month period ended June 30, 2007 to 32.9% reported for the three-months ended June 30, 2008. When comparing the three month periods ended June 30, 2008 and 2007, gross profit for this segment increased $509,000. Specifically, gross margins at Florida Pneumatic increased 5.1% points primarily the result of a reduction in the fees paid to an overseas trading partner, as well as various cost reductions implemented during the quarter. However when taken in conjunction with the decrease in revenue, Florida Pneumatics’ gross profit declined approximately $28,000. Both gross margins and gross profit increased at Hy-Tech when comparing the three-month periods ended June 30, 2008 and 2007. Gross margins increased 5.3% to 36.9% for the three-month period ended June 30, 2008. Similarly gross profit increased $495,000 during the same period. These increases reported in this quarter are primarily due to product mix as well as improved manufacturing efficiencies.

Gross profit for the Hardware segment continues to be severely affected by the downturn in home construction; decreasing $1,531,000 from $4,825,000 reported for the three-month period ended June 30, 2007 to $3,294,000 for the same period in 2008. Further, the gross margin percentage for the Hardware segment decreased 2.8% when comparing the same periods. Specifically, gross margins for our stair parts business as well as our kitchen and bath businesses at Woodmark decreased 2.7% and 1.1%, respectively when comparing the three-month periods ended June 30, 2008 and 2007. These gross margin decreases combined with the reduction in revenue combined to generate a reduction of gross profit at Woodmark of $904,000. The gross margin decrease in the stair parts business was primarily the result of lower absorption of fixed expenses as a result of lower revenue. Our gross margin at Pacific Stair was severely impacted by the continued weak market , decreasing 25.4% from 13.5% reported for the three-month period ended June 30, 2007 to a deficit of 11.9% reported for the same period in 2008, essentially due to the inability to reduce fixed overhead costs as sales levels decreased. Gross margins at Nationwide decreased 2.6% when comparing the three month periods ended June 30, 2008 and 2007. Combined with decreased revenue, its gross profit fell $421,000. The gross margin decrease was primarily due to price increases from overseas suppliers as well as current competitive conditions which, for certain items, necessitated price reductions.

The overall gross margins for the Tools segment for the six-month period ended June 30, 2008 was slightly higher – 1.9 percentage points - than the prior year. Specifically, Hy-Tech’s improved gross margins are due primarily to an improved product mix, as well as lower variable costs. Gross margins at Florida Pneumatic improved as well, primarily due to reduced costs from overseas suppliers, and product mix.

Gross margins for the six-month period ended June 30, 2008 for the Hardware segment are down 1.8 percentage points when compared to the same time period in the prior year. Woodmark’s gross margin is down 1.4% due in part to less efficient absorption of warehouse costs due to lower revenue. At Pacific Stair Products, gross margins for the six-month period ended June 30, 2008 are running at a deficit principally the result of under-utilization of the facilities. Gross margins for the six-month period at Nationwide were 2.3 percentage points lower than the same period in 2007, primarily the result of higher material costs combined with current competitive market conditions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, (“SG&A”) include salaries and related costs, commissions, travel, administrative facilities expenses, communications costs and promotional expenses for our direct sales and marketing staff, administrative and executive salaries and related benefits, legal, accounting and other professional fees as well as general corporate overhead and certain engineering expenses.

During the three-month period ended June 30, 2008, SG&A decreased $1,051,000 or 13.4% when compared to the three-month period ended June 30, 2007. The primary factors driving the decrease are our continued cost cutting measures as well as lower variable costs. Significant components of the reduction of our SG&A include: (i) reductions in salaries, benefits and bonuses aggregating approximately $779,000. This reduction is due primarily to a one-time compensation charge incurred during the three-month period ended June 30, 2007 of approximately $400,000 related to the sale of Embassy’s real estate asset; (ii) advertising decreased $136,000; (iii) stock-based compensation decreased $194,000 and (iv) warranty and freight expenses in the aggregate were lower by approximately $96,000  Additionally, certain intangible assets related to our acquisition of Nationwide were fully amortized during 2007, resulting in a reduction of amortization expense of $133,000 when comparing the three-month periods ended June 30, 2008 and 2007. Offsetting the above reductions in our operating expenses was an increase in professional services of $122,000, primarily attributable to funds received during the three-month period ended June 30, 2007 resulting from a favorable legal settlement with a former employee. Additionally, as part of the previously disclosed loss of the Home Depot business we incurred a one-time aggregate charge of $219,000 consisting of severance and other employee related expenses of $101,000 as the result of reducing our warehouse and manufacturing staff and $118,000 due to a write-down in the value of certain machinery and equipment used solely for The Home Depot.

Our SG&A for the six-month period ended June 30, 2008 aggregated $13,274,000, reflecting a reduction of $1,394,000 from the six-month period ended June 30, 2007 total of $14,668,000. Key elements contributing to this reduction include: (i) total salaries, payroll taxes and other employee costs aggregating $484,000, most of which is due to the approximately $400,000 compensation charge in connection with the sale of Embassy’s real estate asset which occurred in the six-month period ended June 30, 2007; (ii) advertising and promotions decreased $258,000; (iii) commission expense decreased $120,000; (iv) freight costs decreased $122,000; (v) depreciation and amortization was lower by $220,000; (vi) warranty expenses decreased $149,000; (vii) product liability decreased $211,000 and (viii) stock-based compensation decreased $154,000. The above items were offset by a one-time severance and equipment write-down of $219,000 incurred as a result of the loss of The Home Depot business. Additionally, we received a payment of $165,000 as reimbursement of fees and expenses incurred related to a legal matter which was settled in our favor.

Interest - Net

Net interest expense incurred during the three-month period ended June 30, 2008 of $452,000, reflects a decrease of $379,000, or 45.6% compared to $831,000 which was incurred during the same three-month period in the prior year. Interest expense on borrowings under the term loan associated with the Woodmark acquisition decreased by approximately $117,000 due primarily to lower interest rates in effect during the three-month period ended June 30, 2008 compared to the applicable interest rates in place during the three months ended June 30, 2007. Interest expense associated with the above loan was further reduced due to a lower principal balance. Interest expense incurred in association with the Hy-Tech term loan decreased $205,000 when comparing the three-month periods ended June 30, 2008 to 2007. The causal affects of this interest expense reduction were: (i) the average interest rates in effect during the three-month period ended June 30, 2008 were lower than the average interest rates in effect during the same three-month period in the prior year and (ii) during the fourth quarter of 2007 and again in January 2008 we paid down $5,000,000 in each instance of this term loan, thus lowering the principal by an aggregate of $10,000,000 for the fiscal second quarter of 2008 compared to the same period in 2007. During 2007 we paid in full, notes payable to the former owners of Woodmark, which resulted in a reduction in interest expense of $52,000 when comparing the three-month periods ended June 30, 2008 and 2007.

Our net interest for the six-month period ended June 30, 2008 was lower than the same period in the prior year by $473,000. Key components of this change include: interest expense incurred in association with the Hy-Tech term loan decreased $216,000; interest expense associated to the Woodmark acquisition decrease $196,000; and interest on long-term debt was lower by $95,000. The preceding reductions of interest expense were partially offset by an increase in the interest expense incurred on our short-term borrowings, which rose approximately $65,000 primarily as the pay-down of long-term debt in January 2008 while increasing short-term debt.

Income Taxes

The effective tax rates applicable to earnings from continuing operations for the three month periods ended June 30, 2008 and 2007 were 46.1% and 46.6%, respectively. The effective tax rates applicable to earnings from continuing operations for the six month periods ended June 30, 2008 and 2007 were 44.4% and 44.1%, respectively

LIQUIDITY AND CAPITAL RESOURCES

Our cash flows from operations can be somewhat cyclical, typically with the greatest demand in the second and third quarters followed by positive cash flows in the fourth quarter as receivables and inventories trend down. Additionally, we monitor average day’s sales outstanding, inventory turns and capital expenditures to project liquidity needs and evaluate return on assets employed.

We gauge our liquidity and financial stability by various measurements some of which are shown in the following table:

	June 30, 2008	December 31, 2007
Working Capital	$19,000,000	$24,000,000
Current Ratio	1.64 to 1	1.95 to 1
Shareholders’ Equity	$38,936,000	$37,986,000

The Company entered into a credit agreement, as amended, with two banks in 2004. This agreement includes a revolving credit loan facility, which provides a total of $18,000,000 for direct borrowings, with various sublimits for letters of credit, bankers’ acceptances and equipment loans. There are no commitment fees for any unused portion of this credit agreement. The credit agreement, is subject to annual review by the lending banks. Prior to June 30, 2008, the Company and the banks amended the agreement to extend the termination date of the revolving credit loan portion of the credit agreement facility from June 30, 2008 to July 31, 2008. In July 2008, the Company and the banks executed Amendment No.13 to Credit Agreement which, among other things, established new applicable loan margins for both the revolving credit facility as well as for applicable term loan margins, expanded the definition of eligible inventory, amended certain financial covenants and set November 30, 2008 as the termination date of the revolving credit loan portion of the credit agreement facility. It should be noted that the new applicable loan margins will only apply when the Company’s senior debt to its earnings before interest, taxes, depreciation and amortization (“EBITDA”) is greater than 4.25 to 1. Direct borrowings under the revolving credit loan facility are secured by the Company’s accounts receivable, inventory and equipment and are cross-guaranteed by each of the Company’s subsidiaries. These borrowings bear interest at either LIBOR (London InterBank Offered Rate) or the prime interest rate, plus the currently applicable loan margin. At both June 30, 2008 and December 31, 2007, the applicable loan margin added to LIBOR was 1.75%. At June 30, 2008 and December 31, 2007, the balances outstanding on the revolving credit loan facility were $13,000,000 and $8,000,000, respectively.

The Company’s credit agreement also includes a term loan facility, which provided a maximum commitment of $34,000,000 to finance acquisitions subject to the approval of the lending banks. Borrowings under the term loan facility are secured by the Company’s accounts receivable, inventory and equipment and are cross-guaranteed by each of the Company’s subsidiaries. These borrowings bear interest at either LIBOR or the prime interest rate, plus the currently applicable loan margin. In connection with the acquisition of Hy-Tech in February 2007, the Company executed and delivered an amendment to the credit agreement, which, among other things, added Continental and Hy-Tech as additional co-borrowers and provided for new term loans in amounts not to exceed $19,000,000. During 2007, the Company paid down $5,000,000 against the Hy-Tech term loan. In January 2008, the Company paid down an additional $5,000,000 against this term loan, through additional borrowings on the revolving credit loan facility. There was $8,280,000 and $14,000,000 outstanding against this term loan at June 30, 2008 and December 31, 2007, respectively. At both June 30, 2008 and December 31, 2007, the applicable loan margin added to LIBOR was 2.00%. In 2004, the Company borrowed $29,000,000 against the term loan facility to finance the Woodmark acquisition transaction. At June 30, 2008 and December 31, 2007, there was $7,900,000 and $9,800,000, respectively, outstanding against this term loan. The principal amounts on these term loans are payable in quarterly installments of $360,000 and $950,000 respectively, over the term of the respective loans.

The credit agreement also includes a foreign exchange line, which provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of foreign currencies needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding under the foreign exchange line at June 30, 2008, based on that day’s closing spot rate, was approximately $446,000.

Embassy participated in a multi employer pension plan until it sold substantially all of its operating assets in October 2005. This plan provided defined benefits to all of its union workers. Contributions to this plan were determined by the union contract. Embassy does not administer the plan funds and does not have any control over the plan funds. As a result of Embassy’s withdrawal from the plan, it recorded the net present value of a withdrawal liability of approximately $369,000, which is payable in quarterly installments of approximately $8,200 from May 2006 through February 2026. The balance at June 30, 2008 and December 31, 2007 was $337,000 and $342,000, respectively and is reported in Liabilities of Discontinued Operations. Further, in connection with our sale of Embassy, we recorded the net present value of a receivable of approximately $90,000, which is scheduled to be collected at approximately $8,200 per quarter from May 2006 through May 2009.

Cash decreased $741,000, from $1,334,000 as of December 31, 2007 to $593,000 as of June 30, 2008. Our debt levels decreased from $34,050,000 at December 31, 2007 to $31,298,000 at June 30, 2008, due primarily to a decrease in working capital needs consistent with lower revenue. The total percent of debt to total book capitalization (debt plus equity) increased from 47.3% at December 31, 2007 to 44.6% at June 30, 2008.

Cash used in operating activities of continuing operations for the six-month periods ended June 30, 2008 and 2007 were approximately $2,503,000, and $3,967,000, respectively. We believe that cash on hand derived from operations and cash available through borrowings under our credit facilities will be sufficient to allow us to meet our foreseeable working capital needs.

Capital spending was approximately $562,000 and $959,000 for the six-month periods ended June 30, 2008 and 2007, respectively. Capital expenditures for the balance of 2008 are expected to be approximately $400,000, some of which may be financed through our credit facilities. Included in the expected total for 2008 are capital expenditures relating to new products, expansion of existing product lines and replacement of equipment.

OFF-BALANCE SHEET ARRANGEMENTS

Our foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of foreign currencies needed for payments to foreign suppliers. We have not purchased forward contracts on New Taiwan dollars (“TWD”). The total amount of foreign currency forward contracts outstanding at June 30, 2008, based on that day’s closing spot rate, was approximately $446,000.

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

Item 3.            Quantitative And Qualitative Disclosures About Market Risk

Not required

Item 4.            Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed, under the supervision of, and with the participation of, our management including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities and Exchange Act of 1934). Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures as of June 30, 2008 were effective. Accordingly, management believes that the consolidated condensed financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents our repurchase activity of our Class A Common stock during the three-month period ended June 30, 2008.

				Maximum
				Number
				of shares
			Total Number of	that May Yet
			Shares Purchased as	Be Purchased
			Part of Publicly	Under the Plan
	Total Number of	Average Price	Announced Plan	or Program
Period	Shares Purchased	Paid per Share	or Program	(1)
April 2008	—	—	—	150,000
May 2008	200	4.26	200	149,800
June 2008	800	4.32	800	149,000

(1)       On September 8, 2007, we publicly announced that our Board of Directors extended the time during which we may repurchase shares of our Class A Common Stock under our repurchase plan from September 30, 2007 to September 30, 2008. We are authorized to purchase up to 150,000 shares under such plan.

Item 3.                    Defaults Upon Senior Securities

None.

Item 4.                    Submission of Matters to a Vote of Security Holders

On May 29, 2008, we held our Annual Meeting of Stockholders, at which the election of certain members of our Board of Directors were voted upon. The following persons were duly elected to serve, subject to our Bylaws, as directors of P&F Industries, Inc until the 2011 Annual Meeting of Stockholders, or until the election and qualification of their successor(s):

Name of Director	votes in favor	votes withheld	votes abstained
Robert L. Dubofsky	2,535,499	890,330	0
Kenneth M. Scheriff	2,666,289	759,540	0
Mitchell A. Solomon	2,662,484	763,345	0
Marc A. Utay	2,661,792	764,037	0

The terms of office of Jeffrey D. Franklin, Alan I. Goldberg, Richard A. Horowitz, Dennis Kalick, Sidney Horowitz and Robert M. Steinberg as directors of the Registrant continued after the Annual Meeting of Stockholders.

There were no broker non-votes pertaining to this proposal.

Item 5.                    Other Information

                                None

Item 6.                    Exhibits

                                See “Exhibit Index” immediately following the signature page.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P&F INDUSTRIES, INC.
(Registrant)

By /s/ Joseph A. Molino, Jr.

Joseph A. Molino, Jr.
Chief Financial Officer
Dated: August 13, 2008	(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit

10.1

Amendment No. 12 to Credit Agreement, dated as of June 27, 2008, by and among P & F Industries, Inc., Florid Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc. and Hy-Tech Machine, Inc. as Co-Borrowers, Citibank, N.A. and HSBC Bank USA, National Association as Lenders, and Citibank, N.A., as Administrative Agent for the Lenders (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 27, 2008).

10.2

Amendment No. 13 to Credit Agreement, dated as of July 31, 2008, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., and Hy-Tech Machine, Inc. as Co-Borrowers, Citibank, N.A., as Administrative Agent and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 31, 2008).

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