Form 10-Q
period 2008-09-30
P&F INDUSTRIES INC
filed 2008-11-13
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

As of November 12, 2008 there were 3,614,562 shares of the registrant’s Class A Common Stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

i

PART I - FINANCIAL INFORMATION

Item 1.                                                           Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)	(derived from audited
		financial statements)
ASSETS
CURRENT
Cash and cash equivalents	$949,895	$1,334,167
Accounts receivable – net	12,293,531	12,883,095
Notes and other receivables	103,709	393,525
Inventories – net	32,347,880	31,736,103
Deferred income taxes – net	1,397,000	1,397,000
Income tax refund receivables	219,926	225,524
Prepaid expenses and other current assets	1,326,961	1,171,279
Assets of discontinued operations	42,083	56,142
TOTAL CURRENT ASSETS	48,680,985	49,196,835

PROPERTY AND EQUIPMENT
Land	1,549,773	1,549,773
Buildings and improvements	7,619,422	7,613,514
Machinery and equipment	15,571,743	15,563,078
	24,740,938	24,726,365
Less accumulated depreciation and amortization	10,866,247	10,010,179
NET PROPERTY AND EQUIPMENT	13,874,691	14,716,186

GOODWILL	4,594,028	4,594,028

OTHER INTANGIBLE ASSETS - net	10,416,188	11,103,534

DEFERRED INCOME TAXES - net	2,898,000	3,445,000

ASSETS OF DISCONTINUED OPERATIONS	—	9,400

OTHER ASSETS - net	456,335	204,684

TOTAL ASSETS	$80,920,227	$83,269,667

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (continued)

	September 30, 2008	December 31, 2007
	(unaudited)	(derived from audited
		financial statements)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES

Short-term borrowings	$15,000,000	$8,000,000
Accounts payable	5,031,795	5,042,046
Income taxes payable	71,380	524,780
Accrued compensation	1,471,886	1,805,120
Other accrued liabilities	2,834,981	3,489,703
Current maturities of long-term debt	5,511,997	6,305,423
Liabilities of discontinued operations	30,626	30,236
TOTAL CURRENT LIABILITIES	29,952,665	25,197,308

LONG-TERM DEBT, less current maturities	11,409,133	19,744,173

LIABILITIES OF DISCONTINUED OPERATIONS	333,962	342,367

TOTAL LIABILITIES	41,695,760	45,283,848

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued - 3,956,431 at September 30, 2008 and December 31, 2007, respectively	3,956,431	3,956,431
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	10,335,606	10,166,662
Retained earnings	27,887,995	26,756,514
Treasury stock, at cost - 341,869 and 318,969 shares at September 30, 2008 and December 31, 2007, respectively	(2,955,565)	(2,893,788)

TOTAL SHAREHOLDERS’ EQUITY	39,224,467	37,985,819

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$80,920,227	$83,269,667

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (unaudited)

	Three months ended September 30,		Nine months Ended September 30,
	2008	2007	2008	2007
Net revenues	$22,103,757	$30,353,224	$71,982,626	$85,919,975
Cost of sales	15,225,162	21,985,036	49,376,515	60,727,299
Gross profit	6,878,595	8,368,188	22,606,111	25,192,676
Selling, general and administrative expenses	6,122,315	6,945,008	19,396,078	21,612,654
Operating income	756,280	1,423,180	3,210,033	3,580,022
Interest expense – net	406,326	739,475	1,416,486	2,222,214
Earnings from continuing operations before income taxes	349,954	683,705	1,793,547	1,357,808
Income taxes	102,000	341,000	743,000	638,000
Earnings from continuing operations	247,954	342,705	1,050,547	719,808

Earnings from discontinued operations (net of taxes of $13,000 and $41,000 for 2008 and $46,000 and $58,000 for 2007, respectively)	26,189	120,620	80,934	102,319
Gain on sale of assets held for sale of discontinued operations (net of taxes of $2,093,000)	—	—	—	3,026,560
Earnings from discontinued operations	26,189	120,620	80,934	3,128,879
Net earnings	$274,143	$463,325	$1,131,481	$3,848,687
Basic earnings per common share:
Continuing operations	$0.07	$0.10	$0.29	$0.20
Discontinued operations	0.01	0.03	0.02	0.87
Net earnings	$0.08	$0.13	$0.31	$1.07

Diluted earnings per common share:
Continuing operations	$0.06	$0.09	$0.28	$0.19
Discontinued operations	0.01	0.03	0.02	0.82
Net earnings	$0.07	$0.12	$0.30	$1.01

Weighted average common shares outstanding:
Basic	3,625,864	3,635,075	3,633,507	3,604,630
Diluted	3,800,990	3,789,357	3,729,861	3,796,363

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

		Class A Common Stock, $1 Par		Additional paid-in	Retained	Treasury stock
	Total	Shares	Amount	capital	earnings	Shares	Amount

Balance, January 1, 2008	$37,985,819	3,956,431	$3,956,431	$10,166,662	$26,756,514	(318,969)	$(2,893,788)

Net earnings	1,131,481	—	—	—	1,131,481	—	—
Stock-based compensation	168,944	—	—	168,944	—	—	—
Purchase of Treasury stock	(61,777)	—	—	—	—	(22,900)	(61,777)

Balance, September 30, 2008	$39,224,467	3,956,431	$3,956,431	$10,335,606	$27,887,995	(341,869)	$(2,955,565)

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities of continuing operations:
Net earnings	$1,131,481	$3,848,687
Earnings from discontinued operations	(80,934)	(3,128,879)
Adjustments to reconcile net earnings to net cash provided by operating activities of continuing operations:
Noncash charges:
Depreciation and amortization	1,277,133	1,138,487
Amortization of other intangible assets	687,346	982,934
Amortization of other assets	4,893	12,417
Provision for losses on accounts receivable - net	(121,869)	90,017
Stock-based compensation	168,944	301,569
Deferred income taxes - net	547,000	—
Loss on write-down of fixed asset	242,207	—
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable	711,433	(3,039,924)
Notes and other receivables	289,816	824,618
Inventories	(611,777)	(1,164,439)
Income tax refund receivable	5,598	898,847
Prepaid expenses and other current assets	(155,682)	387,714
Other assets	(256,544)	201,539
Accounts payable	(10,251)	3,173,330
Accruals and other	(987,956)	(466,423)
Income taxes payable	(453,400)	—
Total adjustments	1,255,957	211,807
Net cash provided by operating activities of continuing operations	2,387,438	4,060,494

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited) (continued)

	Nine months ended September 30,
	2008	2007
Cash flows from investing activities of continuing operations:
Capital expenditures	(694,195)	(1,027,724)
Proceeds from disposal of fixed assets	16,350	—
Purchase of certain assets, net of certain liabilities, of Hy-Tech Machine, Inc.	—	(20,752,896)
Net cash used in investing activities of continuing operations	(677,845)	(21,780,620)

Cash flows from financing activities of continuing operations:
Proceeds from short-term borrowings	11,500,000	16,500,000
Repayments of short-term borrowings	(4,500,000)	(9,500,000)
Proceeds from term loan	—	19,000,000
Repayments of term loan	(8,930,000)	(7,850,000)
Principal payments on long-term debt	(198,466)	(3,694,254)
Proceeds from exercise of stock options	—	122,356
Tax benefits from the exercise of stock options	—	84,000
Purchase of treasury stock	(61,777)	—
Net cash (used in) provided by financing activities of continuing operations	(2,190,243)	14,662,102

Cash flows from discontinued operations:
Net cash provided by operating activities	96,378	387,817
Net cash provided by investing activities	—	3,603,095
Net cash used in financing activities	—	(1,254,117)
Net cash provided by discontinued operations	96,378	2,736,795

NET DECREASE IN CASH AND CASH EQUIVALENTS	(384,272)	(321,229)
Cash and cash equivalents at beginning of period	1,334,167	1,339,882
Cash and cash equivalents at end of period	$949,895	$1,018,653

Supplemental disclosures of cash flow information:

	Nine months ended September 30,
	2008	2007
Cash paid for:
Interest	$1,485,000	$2,412,000
Income taxes	$758,000	$1,610,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Principles of Consolidation

The unaudited consolidated condensed financial statements contained herein include the accounts of P&F Industries, Inc. and its subsidiaries (“P&F”, or the “Company”). All significant intercompany balances and transactions have been eliminated.

P&F conducts its business operations through two of its wholly owned subsidiaries: Continental Tool Group, Inc. (“Continental”) and Countrywide Hardware, Inc. (“Countrywide”). In addition, the words “we”, “our” and “us” refer to the Company. Further, P&F operates in two primary lines of business, or segments: (i) tools and other products (“Tools”) and (ii) hardware and accessories (“Hardware”).

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

Nationwide is an importer and manufacturer of door, window and fencing hardware. Woodmark is an importer of builders’ hardware, including staircase components and kitchen and bath hardware and accessories. Until the closure of its mill which occurred during the three-month period ended September 30, 2008 Pacific Stair manufactured premium stair rail products. Thereafter it will continue to distribute Woodmark’s staircase components to the building industry, primarily in southern California and the southwestern region of the United States.

The Company’s wholly owned subsidiary, Embassy Industries, Inc. (“Embassy”), was engaged in the manufacture and sale of baseboard heating products and the importation and sale of radiant heating systems until it exited that business in October 2005 through the sale of substantially all of its non-real estate assets. Embassy sold its real estate assets in June 2007. The Company’s wholly owned subsidiary, Green Manufacturing, Inc. (“Green”), was primarily engaged in the manufacture, development and sale of heavy-duty welded custom designed hydraulic cylinders, a line of access equipment for the petro-chemical industry and a line of post hole digging equipment for the agricultural industry until it exited those businesses between December 2004 and July 2005. The assets and liabilities and results of operations of Embassy and Green have been segregated and reported separately as discontinued operations in the Consolidated Condensed Financial Statements. Note 13 to the Notes to Consolidated Condensed Financial Statements present financial information for the segments of the Company’s business.

Basis of Financial Statement Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these interim unaudited consolidated condensed financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, these unaudited consolidated condensed financial statements include all adjustments necessary to present fairly the information set forth therein. All such adjustments are of a normal recurring nature. Results for interim periods are not necessarily indicative of results to be expected for a full year.

The results of operations for Embassy and Green have been segregated from continuing operations and are reflected on the unaudited consolidated condensed statements of earnings as discontinued operations.

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

NOTE 2 - EARNINGS PER SHARE

Basic earnings per common share is based only on the average number of shares of common stock outstanding for the periods presented. Diluted earnings per common share reflects the effect of shares of common stock issuable upon the exercise of options, unless the effect on earnings is antidilutive.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Numerator:
Numerator for basic and diluted earnings per common share:
Earnings from continuing operations	$248,000	$343,000	$1,050,000	$720,000
Discontinued operations, net of taxes	26,000	120,000	81,000	3,129,000
Net earnings	$274,000	$463,000	$1,131,000	$3,849,000
Denominator:
Denominator for basic earnings per share – weighted average common shares outstanding	3,626,000	3,635,000	3,634,000	3,605,000
Effect of dilutive securities:
Stock options	175,000	154,000	96,000	191,000
Denominator for diluted earnings per share – adjusted weighted average common shares and assumed conversions	3,801,000	3,789,000	3,730,000	3,796,000

At September 30, 2008 and 2007 and during the three and nine-month periods ended September 30, 2008 and 2007, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Class A Common Stock for the period. These options are antidilutive and are excluded from the computation of earnings per share. The weighted average antidilutive stock options outstanding were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Weighted average antidilutive stock options outstanding	554,000	30,000	402,000	30,000

NOTE 3 - STOCK-BASED COMPENSATION

Stock-based Compensation

During the nine-month period ended September 30, 2008, the Company granted 174,000 options to purchase its Class A common stock, of which 145,000 were granted to its Chief Executive Officer / President and 25,000 to its Chief Operating Officer / Chief Financial Officer, with the balance to a non-executive employee of the Company. Twenty-percent of the common stock options granted to the Chief Executive Officer / President vest on each of the first five anniversaries of the date of the grant. One-third of the common stock options granted to the Chief Operating Officer / Chief Financial Officer vest on each of the first three anniversaries of the grant date. The remaining 4,000 options were immediately vested on the grant date.  All common stock options granted during the nine-month period ended September 30, 2008 have an exercise price of $4.16 and will expire ten years from the date of the grant.

Risk-free interest rate	4.2%
Expected term (in years)	Ranging from 6.8 to 10.
Volatility	Ranging from 40.39% to 41.49%
Dividend yield	0%
Weighted-average fair value of options granted	$2.43

The fair values of the Company’s common stock options were estimated on the date of the grant using the Black-Scholes pricing model with the following assumptions:  (i) the expected term is based on historical exercises and terminations; (ii) the expected volatility of our shares of common stock is determined using historical volatilities based on our historical stock prices over a period of time equal to the expected life of the options; (iii) the dividend yield is 0% as the Company has historically not declared dividends and does not expect to declare any in the future and (iv) with respect to risk-free interest rate, the Company applies the ten year U.S. Treasury bill interest rate as of the date of the grant.

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

The Company recorded stock-based compensation expense for the three month periods ended September 30, 2008 and 2007 of approximately $72,000 and $51,000, respectively, and $169,000 and $302,000 for the nine-month periods ended September 30, 2008 and 2007, respectively. The compensation expense is recognized in the selling, general and administrative expenses line item of the Company’s statements of earnings on a straight-line basis over the vesting periods. There are no capitalized stock-based compensation costs at either September 30, 2008 or 2007.

As of September 30, 2008, the Company had approximately $456,000 of total unrecognized compensation cost related to non-vested awards granted under our share-based plans, which we expect to recognize over a weighted-average period of 2.3 years.

The Company did not receive any cash during the nine-month period ended September 30, 2008 from any exercise of stock options, but did receive cash of approximately $122,000 from options exercised during the nine-month period ended September 30, 2007. The Financial Accounting Standards Board (“FASB”) issued Standard of Financial Accounting Statements (“SFAS”)  No. 123(R) which requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as financing cash flows. Accordingly, the impact of the cash received in 2007 of $84,000 is included in financing activities in the accompanying consolidated condensed statements of cash flows.

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

The following is a summary of the changes in outstanding options for the nine months ended September 30, 2008:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2008	533,436	$8.58	4.5
Granted	174,000	4.16	9.8
Exercised	—	—
Forfeited	—	—
Expired	(153,500)	7.90
Outstanding, September 30, 2008	553,936	7.38	6.8	—

Vested, September 30, 2008	341,530	8.60	5.4	—

The following is a summary of changes in non-vested shares for the nine months ended September 30, 2008:

	Option Shares	Weighted Average Grant-Date Fair Value
Nonvested shares, January 1, 2008	71,827	$5.20
Granted	170,000	2.44
Vested	(29,421)	5.00
Forfeited	—
Nonvested shares, September 30, 2008	212,406	$3.02

The number of shares of Class A common stock reserved for stock options available for issuance under the Current Plan as of September 30, 2008 was 416,900. Of the options outstanding at September 30, 2008, 539,936 were issued under the Current Plan and 14,000 were issued under the Prior Plan.

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provided a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 became effective as of November 15, 2007 and became effective for the Company as of January 1, 2008. The adoption of this statement did not have a material effect on our consolidated financial position or results of operations.

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

In December 2007, the SEC staff issued SAB 110, “Share Based Payment”, which amends SAB 107, “Share Based Payment”, to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees’ exercise behavior does not provide a reasonable basis for estimating the expected term of the options. We currently use the simplified method to estimate the expected term for employee option grants as adequate historical experience is not available to provide a reasonable estimate. SAB 110 is effective for employee options granted after December 31, 2007. We adopted SAB 110 effective January 1, 2008 and continue applying the simplified method until enough historical experience is readily available to provide a reasonable estimate of the expected term for employee option grants.

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

	Three months ended	Nine Months ended
	September 30, 2007	September 30, 2007
Net revenues	$30,353,000	$88,099,000

Net earnings	$458,000	$4,026,000
Earnings per share of common stock
Basic	$0.13	$1.12
Diluted	$0.12	$1.06

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

On July 24, 2006, Embassy received a letter (the “Purchaser Letter”) from counsel to J. D’Addario & Company, Inc., a New York corporation (“Purchaser”), purporting to terminate that certain contract entered into by Embassy and Purchaser on January 13, 2006 (the “Agreement”, and as amended, the “Contract of Sale”). Pursuant to the Contract of Sale, Embassy agreed to sell its Farmingdale, New York premises (the “Farmingdale Premises”) to Purchaser for a purchase price of $6,403,000.  The Purchaser Letter purports to terminate the Contract of Sale based upon Purchaser’s assertion that Embassy had not satisfied certain requirements and demands that the escrow agent return the down payment with accrued interest, and further, that Purchaser be reimbursed for the costs of survey and title examination.

Embassy informed Purchaser that its purported termination of the Contract of Sale was in default of its obligation to consummate the purchase of the Farmingdale Premises under the terms of the Contract of Sale. On August 2, 2006, Purchaser instituted an action against Embassy in the Supreme Court of the State of New York, County of Suffolk, for breach of contract and return of down-payment, seeking $650,000, together with costs of title and survey and interest thereon, and the cost of the action. The down-payment remains in escrow pending resolution of this matter. Embassy believes the action is without merit and is vigorously defending it.

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

The following amounts pertain to the Company’s discontinued operations and have been segregated from the Company’s continuing operations and are reported as assets held for sale and assets and liabilities of discontinued operations in the consolidated condensed balance sheets:

	September 30, 2008	December 31, 2007
Assets held for sale and assets of discontinued operations:
Current:
Prepaid expenses	$42,000	$56,000
Subtotal	42,000	56,000
Long-term:
Other receivable	—	9,000
Total assets held for sale and assets of discontinued operations	$42,000	$65,000

Liabilities of discontinued operations:
Current:
Accounts payable and accrued expenses	$31,000	$30,000
Subtotal	31,000	30,000
Long-term:
Pension obligation	334,000	342,000
Total liabilities of discontinued operations	$365,000	$372,000

Results of operations for Embassy and Green and have been segregated from continuing operations and reflected as discontinued operations approximately as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Earnings from operation of discontinued operations, before taxes	$39,000	$167,000	$122,000	$160,000
Income tax expense	13,000	46,000	41,000	58,000
Earnings from operation of discontinued operations	26,000	121,000	81,000	102,000

Gain on sale of assets held for sale, before taxes	—	—	—	5,120,000
Income tax expense	—	—	—	2,093,000
Gain on sale of assets held for sale	—	—	—	3,027,000

Earnings from discontinued operations	$26,000	$121,000	$81,000	$3,129,000

NOTE 7 - ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	September 30, 2008	December 31, 2007
Trade accounts receivable	$12,791,000	$13,502,000
Less: Allowance for doubtful accounts	497,000	619,000
	$12,294,000	$12,883,000

NOTE 8 – INVENTORIES

	September 30, 2008	December 31, 2007
Raw materials	$2,507,000	$2,525,000
Work in process	1,758,000	2,156,000
Finished Goods	30,353,000	29,015,000
	34,618,000	33,696,000
Reserve for obsolete and slow moving inventories	(2,270,000)	(1,960,000)
	$32,348,000	$31,736,000

At December 31, 2007, the Company originally reported a reserve for obsolete and slow-moving inventories in connection with the acquisition of Hy-Tech, which has been reclassified to finished goods to conform to the current period’s presentation.

NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS

During the nine-month period ended September 30, 2008, there was no change to the carrying value of goodwill.

Other intangible assets were as follows:

	September 30, 2008		December 31, 2007
	Cost	Accumulated amortization	Cost	Accumulated amortization
Other intangible assets:
Customer relationships and backlog	$14,130,000	$4,778,000	$14,130,000	$4,117,000
Non-compete and Employment agreements	810,000	787,000	810,000	780,000
Trademark/trade name	699,000	—	699,000	—
Engineering drawings	290,000	24,000	290,000	12,000
Licenses	105,000	29,000	105,000	21,000
Total	$16,034,000	$5,618,000	$16,034,000	$4,930,000

Amortization expense for other intangible assets subject to amortization was as follows:

Three months ended September 30,		Nine months ended September 30,
2008	2007	2008	2007

$228,000	$275,000	$687,000	$983,000

Amortization expense for each of the twelve month periods ending September 30, 2009 through September 30, 2013 is estimated to be as follows: 2009 - $916,000; 2010 - $917,000; 2011 - $909,000; 2012 - $906,000 and 2013 - $804,000. The weighted average amortization period for intangible assets was 12.5 years at September 30, 2008 and 13.1 years at December 31, 2007.

NOTE 10 - WARRANTY LIABILITY

The Company offers warranties on certain products against product defects for periods primarily ranging from one to three years, with certain kitchen and bath products sold through Woodmark as well as certain items marketed by Hy-Tech, and commencing in 2008, certain products sold through Nationwide having a limited lifetime warranty, depending on the specific product and terms of the customer purchase agreement. The Company’s typical warranty requires it to repair or replace the defective products during the warranty period at no cost to the customer. At the time the product revenue is recognized, the Company records a liability for estimated costs under its warranty program, which costs are estimated based on historical experience. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. While the Company believes that its estimated liability for product warranties is adequate, the estimated liability for the product warranties could differ materially from future actual warranty costs.

Changes in the Company’s warranty liability, included in other accrued liabilities, were as follows:

	Nine months ended September 30,
	2008	2007
Balance, beginning of period	$552,000	$368,000
Warranties issued and changes in estimated pre-existing warranties	563,000	755,000
Actual warranty costs incurred	(789,000)	(729,000)
Balance, end of period	$326,000	$394,000

NOTE 11 – BANK DEBT

The Company entered into a credit agreement, as amended, with two banks in 2004.  This agreement includes a revolving credit loan facility, which provides a total of $18,000,000 for direct borrowings, with various sublimits for letters of credit, bankers’ acceptances and equipment loans. There are no commitment fees for any unused portion of this credit agreement. The credit agreement is subject to review by the lending banks.  In July 2008, the Company and the banks executed Amendment No.13 to the Credit Agreement which, among other things, established new applicable loan margins for both the revolving credit facility as well as for applicable term loan margins, expanded the definition of eligible inventory, amended certain financial covenants and set November 30, 2008 as the termination date of the revolving credit loan portion of the credit agreement facility. As of the date of this filing, the Company and the banks are negotiating terms of a further amendment which the Company believes will extend the term of the revolving portion of the facility, although there can be no assurance this will occur. Direct borrowings under the revolving credit loan facility are secured by the Company’s accounts receivable, inventories and equipment and are cross-guaranteed by each of the Company’s subsidiaries. These borrowings bear interest at either LIBOR (London InterBank Offered Rate) or the prime interest rate, plus the currently applicable loan margin. At both September 30, 2008 and December 31, 2007, the applicable loan margins which are added to LIBOR or the prime interest rate are 1.75% and 0.5%, respectively.  At September 30, 2008 and December 31, 2007, the balances outstanding on the revolving credit loan facility were $15,000,000 and $8,000,000, respectively.

The Company’s credit agreement also includes a term loan facility, which provided a maximum commitment of $34,000,000 to finance acquisitions subject to the approval of the lending banks. Borrowings under the term loan facility are secured by the Company’s accounts receivable, inventories and equipment and are cross-guaranteed by each of the Company’s subsidiaries. These borrowings bear interest at either LIBOR or the prime interest rate, plus the currently applicable loan margin. In connection with the acquisition of Hy-Tech in February 2007, the Company executed and delivered an amendment to the credit agreement, which provided a new term loan in the amount of $19,000,000 (the “Hy-Tech term loan”).  During 2007, the Company paid $5,000,000 against the Hy-Tech term loan. In January 2008, the Company paid an additional $5,000,000 against the Hy-Tech term loan through additional borrowings on the revolving credit loan facility. As a result of these principal payments which aggregated $10,000,000, the Hy-Tech term loan balance was $14,000,000 at December 31, 2007 and $9,000,000 at the time of commencement of the scheduled principal payments.  The Hy-Tech term loan is payable in 25 equal quarterly payments, which commenced January 25, 2008.  As the result of the principal payments made prior to the commencement of the scheduled payments, the amount of each quarterly principal payment is $360,000. There was $7,920,000 and $14,000,000 outstanding against this term loan at September 30, 2008 and December 31, 2007, respectively. In addition, during 2004, the

Company borrowed $29,000,000 against the term loan facility to finance the Company’s acquisition of Woodmark. The principal amount on this term loan is payable in quarterly installments of $950,000.  At September 30, 2008 and December 31, 2007, there was $6,950,000 and $9,800,000, respectively, outstanding against this term loan. At both September 30, 2008 and December 31, 2007, the applicable loan margin added to LIBOR or the prime interest rates were 2.00% and 0.25%, respectively.

The credit agreement also includes a foreign exchange line (cash flow hedge), which provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of foreign currencies needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding under the foreign exchange line at September 30, 2008, based on that day’s closing spot rate, was approximately $188,000.  All such contracts will expire in the fourth quarter of calendar year 2008.  The impact of these cash flow hedge contracts on other comprehensive income is not material for the three and nine months ended September 30, 2008.

The Company has mortgages outstanding of approximately $2,051,000 and $2,249,000 at September 30, 2008 and December 31, 2007, respectively.

NOTE 12—RELATED PARTY TRANSACTIONS

The president of one of our subsidiaries is part owner of one of the subsidiary’s vendors. During the nine-month periods ended September 30, 2008 and 2007, the subsidiary purchased approximately $1,014,000 and $637,000 of product from this vendor.

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

The following presents financial information by segment for the three and nine-month periods ended September 30, 2008 and 2007. Segment operating income excludes general corporate expenses, interest expense and income taxes. Identifiable assets are those assets directly owned or utilized by the particular business segment.

Three months ended September 30, 2008	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$22,104,000	$12,253,000	$9,851,000

Segment operating income	1,949,000	1,746,000	203,000
General corporate expense	(1,193,000)
Interest expense – net	(406,000)
Earnings from continuing operations before income taxes	$350,000

Segment assets	$75,435,000	$45,334,000	$30,101,000
Corporate assets and assets of discontinued operations	5,485,000
Total assets	$80,920,000

Three months ended September 30, 2007	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$30,353,000	$17,112,000	$13,241,000

Segment operating income	2,652,000	$1,156,000	$1,496,000
General corporate expense	(1,229,000)
Interest expense – net	(739,000)
Earnings from continuing operations before income taxes	$684,000

Segment assets	$109,180,000	$52,792,000	$56,388,000
Corporate assets and assets of discontinued operations	2,532,000
Total assets	$111,712,000

Nine months ended September 30, 2008	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$71,983,000	$40,026,000	$31,957,000

Segment operating income	6,922,000	$5,111,000	$1,811,000
General corporate expense	(3,712,000)
Interest expense – net	(1,416,000)
Earnings from continuing operations before income taxes	$1,794,000

Nine months ended September 30, 2007	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$85,920,000	$44,511,000	$41,409,000

Segment operating income	8,016,000	$3,014,000	$5,002,000
General corporate expense	(4,436,000)
Interest expense – net	(2,222,000)
Earnings from continuing operations before income taxes	$1,358,000

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

Business

P&F conducts its business operations through two of its wholly owned subsidiaries: Continental Tool Group, Inc. (“Continental”) and Countrywide Hardware, Inc. (“Countrywide”).  P&F and its subsidiaries are herein referred to collectively as the “Company.” In addition, the words “we”, “our” and “us” refer to the Company.  Further, P&F operates in two primary lines of business, or segments: (i) tools and other products (“Tools”) and (ii) hardware and accessories (“Hardware”).

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

Nationwide is an importer and manufacturer of door, window and fencing hardware. Woodmark is an importer of builders’ hardware, including staircase components and kitchen and bath hardware and accessories. Until the closure of its mill which occurred during the three-month period ended September 30, 2008 Pacific Stair manufactured premium stair rail products. Thereafter it will continue to distribute Woodmark’s staircase components to the building industry, primarily in southern California and the southwestern region of the United States.

Overview

The significant factors listed below, which affected our results for the three and nine-month periods ended September 30, 2008, are discussed in further detail in the Results of Operations section:

•              Net Revenue: The on-going down-turn in the number of new home starts compounded by the overall sluggishness affecting the nation’s economy continues to have an adverse affect on overall performance as evidenced by the 27% reduction in our net sales when comparing the three-month periods ended September 30, 2008 and 2007;

•              Gross margins: Consolidated gross margins increased 3.5 percentage points when comparing the three-month periods ended September 30, 2008 and 2007 as well as increasing 2.1 percentage points when comparing the nine month periods ending September 30, 2008 and 2007 primarily due to improved product mix, reduced costs and improved manufacturing performance;

•              Selling, general and administrative expense: Continued to decrease for the third quarter in a row.  The reduction for the three and nine-month periods ended September 30, 2008 compared to the same period in the prior year were $823,000 and $2,217,000, respectively; and

•              Interest expense:  Decreased $333,000 and $806,000 for the three and nine-month periods ended September 30, 2008 compared to the same periods in the prior year.

KEY INDICATORS

Economic Measures

The most critical economic indicator affecting our overall performance, specifically our Hardware segment, has been and will continue to be new home construction data, in particular single home completions, as that is generally the stage of construction when Woodmark and Pacific Stair products are required.  According the U.S. Census Bureau and the Department of Housing and Urban Development, the number of new privately owned housing starts in September 2008 were at a seasonally adjusted rate of 817,000, down 31.1% from 1,185,000 reported during the same nine-month period in 2007.  Economic indicators for the Tools segment include general economic conditions and retail sales, which during the three-month period ended September 30, 2008, had an adverse impact on revenue at Florida Pneumatic.

Another key economic measure relevant to us is the cost of our raw materials, in particular metals, especially various types of steel and aluminum. Lastly, to a lesser extent, we are impacted by the value of the U.S. dollar in relation to the Japanese yen (“yen”) and the Taiwan dollar (“TWD”), as we purchase a significant portion of our products from these two countries. We also make purchases from Chinese sources in U.S. dollars. However, if the Chinese currency, the Renminbi (“RMB”), were to be revalued against the dollar, there could be a significant negative impact on the cost of our products.

Operating Measures

Key operating measures we use to manage our operating segments are: future sales orders; shipments; development of new products; controlling customer retention; inventory levels and productivity. These measures are recorded and monitored at various intervals, including daily, weekly and monthly. To the extent these measures are relevant; they are discussed in the detailed sections for each operating segment.

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

RESULTS OF OPERATIONS

Net revenue

The table below provides an analysis of our net revenue for the three and nine-month periods ended September 30, 2008 and 2007.

	Three-months Ended September 30,
	2008	2007	Variance	Variance
			$	%
Tools
Florida Pneumatic	$7,211	$12,686	$(5,475)	(43.2)%
Hy-Tech	5,042	4,426	616	13.9
Tools Total	$12,253	$17,112	$(4,859)	(28.4)%

Hardware
Woodmark	$5,613	$8,188	$(2,575)	(31.4)%
Pacific Stair	543	1,042	(499)	(47.9)
Nationwide	3,695	4,011	(316)	(7.9)
Hardware Total	$9,851	$13,241	$(3,390)	(25.6)%

Consolidated	$22,104	$30,353	$(8,249)	(27.2)%

	Nine-months Ended September 30,
	2008	2007	Variance	Variance
			$	%
Tools
Florida Pneumatic	$25,569	$33,598	$(8,029)	(23.9)%
Hy-Tech	14,457	10,913	3,544	32.5
Tools Total	$40,026	$44,511	$(4,485)	(10.1)%

Hardware
Woodmark	$18,019	$25,213	$(7,194)	(28.5)%
Pacific Stair	1,571	3,012	(1,441)	(47.8)
Nationwide	12,367	13,184	(817)	(6.2)
Hardware Total	$31,957	$41,409	$(9,452)	(22.8)%

Consolidated	$71,983	$85,920	$(13,937)	(16.2)%

When comparing the three-month periods ended September 30, 2008 and 2007, net revenue reported by our Tools segment decreased $4,859,000. Significant factors contributing to this decrease include a net reduction in revenue at Florida Pneumatic of $5,475,000, driven primarily by the wind-down of The Home Depot business which accounted for $1,909,000 of the decrease, and lower promotional and carryover sales of approximately $2,810,000 to a major retail customer. Additionally, we continue to see weakening sales in our Franklin products line, which decreased $755,000 when comparing the three-month periods ended September 30, 2008 and 2007.  Hy-Tech however, continues to provide a positive impact to the Tools segment. Hy-Tech focuses on the industrial sector of the pneumatic tools market, an area which thus far has not been as affected by an overall sluggish economy specifically in the retail sector. As illustrated in the table above, when comparing the three-month periods ended September 30, 2008 and 2007, Hy-Tech, reported an increase of $616,000 over the same period in the prior year.  This increase is primarily attributable to organic growth.

As a result of the continuing reduction in the number of new homes being constructed, which is the principal driver for the Hardware segment, revenue for the quarter ended September 30, 2008 decreased an aggregate of $3,390,000 when compared to the three-month period ended September 30, 2007. Specifically, our Woodmark subsidiary, which primarily markets its stair parts to the southern tier of the United Sates, continues to be hard hit, reporting an aggregate net revenue decrease of $2,575,000.  Within Woodmark, revenue from the sale of its stair parts and accessories a product line decreased $2,231,000 primarily due to the diminished number of new housing starts and the loss of a major customer.  Additionally, Woodmark incurred a decrease in its kitchen and bath products line revenue of $344,000 due to a diminishing recreational vehicle market, which is a key customer group as well as the weak economic conditions. Until the downward trend in the number of new housing starts levels and begins to increase we do not expect to see improvement in Woodmark’s net revenue. As illustrated in the table above, Pacific Stair Products located in Southern California reported a decrease in its net revenue of $499,000 to $543,000 reported for the three-month period ended September 30, 2008 from $1,042,000 reported for the same period in the prior year. This continuing fall-off is primarily attributable to continuing decline in the new home construction market in southern California and Arizona.  Nationwide, which primarily markets fencing and gate hardware had not, until the second calendar quarter of 2008, been materially affected by either the sluggish home building sector, or the general slow-down in the overall economy, experienced a decrease in net revenue of $316,000.  Nationwide’s net revenue from fencing increased a modest $30,000; however, it incurred decreases of $228,000 and $118,000 in its OEM and patio business lines, respectively. We anticipate that competitive pressures and cost increases from our foreign suppliers may continue to reduce the beneficial impact of the new products which were introduced during the first six months of 2008.

Net revenue for the Tools segment for the nine-month period ended September 30, 2008 was $4,485,000 or 10.1% below that of the same period in the prior year. This decrease is primarily the result of the following factors impacting Florida Pneumatics’ performance: (i) the wind down of business with The Home Depot; (ii) a reduction of retail sales volume with a major customer and (iii) reduced volume at Franklin. As a result of the aforementioned factors, we incurred a decrease in net revenue of $8,029,000 at Florida Pneumatic.  The decline in year to date net revenue at Florida Pneumatic was offset by an increase at Hy-Tech of $3,544,000 or 32.5%.  Hy-Tech, acquired in February 2007, offers its products to the industrial sector of the pneumatic tools marketplace which has not been as affected by the sluggish economy as has the retail sector.  Its growth continues to be organic, as it widens both its product line and customer base.

Net revenue for the Hardware segment continues to be severely impacted by the ongoing downward trend of new home construction.  This segment reported a decrease of 22.8% when comparing the nine-month period ending September 30, 2008 revenue to that of the same period in the prior year. Specifically, both Woodmark and Pacific Stair Products, whose primary market is new home construction, are down 28.5% and 47.8%, respectively, when comparing the nine-month periods ended September 30, 2008 and 2007.  It is difficult to predict when the new home starts will begin to improve. Until such time we will continue our ongoing efforts to reduce costs and overhead wherever possible to offset lower revenue.  Lastly, when comparing the nine-month periods ended September 30, 2008 and 2007, net revenue at Nationwide decreased $817,000 primarily due to a weakening of the general economy, competitive pressures and costs increases from overseas.

All revenues are generated in U.S. dollars and are not impacted by changes in foreign currency exchange rates.

Gross Margins / Profits

Gross profits for the three and nine-month periods ended September 30, 2008 and 2007:

Three months ended September 30,		Consolidated	Tools	Hardware
2008	Gross Profit	$6,879,000	$4,231,000	$2,648,000
	Gross Margin	31.1%	34.5%	26.9%

2007	Gross Profit	$8,368,000	$4,393,000	$3,975,000
	Gross Margin	27.6%	25.7%	30.0%

Nine months ended September 30,		Consolidated	Tools	Hardware
2008	Gross Profit	$22,606,000	$13,403,000	$9,203,000
	Gross Margin	31.4%	33.5%	28.8%

2007	Gross Profit	$25,193,000	$12,357,000	$12,836,000
	Gross Margin	29.3%	27.8%	31.0%

Gross margins in the Tools segment increased 8.8 percentage points to 34.5% for the three-month period ended September 30, 2008 from 25.7% for the three-month period ended September 30, 2007. However, gross profit for this segment decreased $162,000 as a result of the decrease in revenue.  Specifically, gross margins at Florida Pneumatic increased 5.1 percentage points. Factors contributing to this margin improvement include: (i) a reduction in the fee arrangement paid to an overseas trading partner and (ii) continued various cost reductions implemented during 2008.  However, when taken in conjunction with the decrease in revenue, Florida Pneumatic’s gross profit declined approximately $664,000. Both gross margins and gross profit increased at Hy-Tech when comparing the three-month periods ended September 30, 2008 and 2007. Gross margins increased approximately 5.7 percentage points to 37.2% for the three-month period ended September 30, 2008, from 31.5% reported for the same period in the prior year. In combination with the increased revenue, Hy-Tech’s gross profit increased $502,000 during the same period. These increases reported in this quarter are primarily due to product mix as well as improved manufacturing efficiencies.

The overall gross margin percentage for the Hardware segment continues to be severely affected by the downturn in home construction. For the three-month period ended September 30, 2008, Hardware segment gross margin was 26.9% reflecting a decrease of 3.1 percentage points when compared to 30.0% for the same period in the prior year.  Gross profit for the Hardware segment decreased $1,327,000 to $2,648,000 reported for the three-month period ended September 30, 2008 from $3,975,000 for the same period in 2007. Specifically, gross margins for our stair parts business as well as our kitchen and bath businesses at Woodmark decreased 1.3 and 6.2 percentage points, respectively, when comparing the three-month periods ended September 30, 2008 and 2007.  These gross margin decreases combined with the reduction in revenue combined to generate a reduction of gross profit at Woodmark of $844,000. The gross margin decrease in the stair parts business was primarily the result of lower absorption of fixed expenses as a result of lower revenue.  The decrease in gross margin for the kitchen and bath product line is due primarily to a combination of vendor price increases combined with selling price concessions.  The gross margin for the three-month period ended September 30, 2008 at Pacific Stair continued to reflect the impact of the severely reduced number of new homes being constructed in the Southwestern region of the United States as well as the inability to reduce fixed manufacturing overhead costs as sales levels decrease. For the three-month period ended September 30, 2008 gross margins at Pacific Stair Products decreased 19.2 percentage points to a deficit of 4.3% compared to gross margin of 14.9% reported for the same three-month period in 2007.  In an effort to improve the overall results at Pacific Stair, during the three-month period ended September 30, 2008 we completed the closure of its mill and consolidated operations into its warehouse.  As a result of the mill closure, during the three-month period ended September 30, 2008, we recorded in our selling and general and administrative expenses a write down of certain assets and inventories aggregating approximately $136,000.  We believe this action should improve the Pacific Stair Products’ financial results moving forward, however there can be no assurance that other factors could offset this action.  Gross margins at Nationwide decreased 4.7 percentage points to 33.5% for the three-month period ended September 30, 2008 from 38.2% reported for the same period in 2007. The gross margin decrease was primarily due to price increases from overseas suppliers as well as current competitive conditions which, for certain items, necessitated price reductions. Combined with decreased revenue, its gross profit fell $295,000.

The overall gross margins for the Tools segment for the nine-month period ended September 30, 2008 improved over the same period in the prior year by 5.7 percentage points to 33.5% for the nine-month period ended September 30, 2008 compared to 27.8% for the same nine-month period in the prior year.  Specifically, Hy-Tech improved its gross margins to 37.5% for the nine-month period ended September 30, 2008 from 33.6% reported for the same period in the prior year. Hy-Tech’s gross margin increase is due in part to an improved product mix, as well as lower variable costs.  Additionally, during the period from the date of Acquisition through September 30, 2007 Hy-Tech’s cost of goods sold included $428,000, which represented the write-up of the then fair value of Hy-Tech’s inventory acquired at February 12, 2007.  Gross margins at Florida Pneumatic improved as well, to 31.0% for the nine-month period ended September 30, 2008 from 25.9% reported for the same period in 2007. This improvement is primarily due to reduced costs from overseas suppliers, and product mix.

Gross margins for the nine-month period ended September 30, 2008 for the Hardware segment are down 2.2 percentage points to 28.8% for the nine-month period ended September 30, 2008 from 31.0% reported for the same period in 2007.  Woodmark’s overall gross margin is down 1.7 percentage points to 27.3% for the nine months ended September 30, 2008 from 29.0% in the prior year, due in part to less efficient absorption of warehouse costs due to lower revenue, as well as general market conditions.  On a year to date basis, Pacific Stair Products, reported a deficit margin of 9.3% compared to a gross margin of 13.5% reported in the nine-month period ended September 30, 2007, principally the result of under-utilization of the facilities, however, as noted above actions have been taken which we believe should help improve its gross margins in the future.  Gross margins for the nine-month period at Nationwide decreased 3.0 percentage points to 35.8% from 38.8%, primarily the result of higher material costs combined with current competitive market conditions.

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

During the three-month period ended September 30, 2008, our SG&A decreased $823,000 or 11.9% to $6,122,000 when compared to the three-month period ended September 30, 2007 amount of $6,945,000.  The primary factors driving the decrease are our continued cost cutting measures as well as lower variable costs.  Significant components of the reduction of our SG&A include: (i) reductions in salaries, benefits and bonuses aggregating approximately $333,000; (ii) commission costs were lower by $145,000 due primarily to lower revenue; (iii) advertising and other promotional charges decreased $374,000; (iv) freight expenses were lower by approximately $119,000 and (v) warranty charges were down $41,000.  Offsetting the above reductions in our operating expenses was an increase in professional services of $144,000. Additionally, in connection with the closure of the mill at Pacific Stair Products we recorded impairment charges in connection with the write down of certain assets and inventory which aggregated to $136,000. We believe the closure of the mill, which has been significantly under-utilized, should enable Pacific Stair Products to improve its overall financial performance in the future.

Our SG&A for the nine-month period ended September 30, 2008 aggregated $19,396,000, reflecting a reduction of $2,217,000 or 10.3% from the nine-month period ended September 30, 2007 total of $21,613,000.  Key elements contributing to this reduction include: (i) a decrease in total salaries, payroll taxes and other employee costs aggregating $804,000, most of which is due to the approximately $400,000 compensation charge in connection with the sale of Embassy’s real estate asset which occurred in during 2007; (ii) advertising and other promotional charges decreased $632,000; (iii) commission expense decreased $264,000; (iv) freight costs decreased $241,000; (v) depreciation and amortization was lower by $259,000; (vi) warranty expenses decreased $190,000; (vii) product liability decreased $236,000; (viii) stock-based compensation decreased $133,000 and (ix) total engineering expenses decreased $56,000.  Additionally, certain intangible assets related to our acquisition of Nationwide were fully amortized during 2007, resulting in a reduction of amortization expense of $133,000 when comparing the nine-month periods ended September 30, 2008 and 2007.  Lastly, during the first quarter of 2008 we received a payment of $165,000 as reimbursement of fees and expenses incurred related to a legal matter which was settled in our favor, thus reducing professional fees during 2008.  The above items were offset by a one-time severance and equipment write-down of $219,000 incurred as a result of the loss of The Home Depot business, as well as impairment charges resulting from the Pacific Stair Products mill closure of $136,000. Lastly, we incurred additional fees for professional / consulting services of $154,000 primarily due to additional accounting fees.

Interest - Net

Net interest expense incurred during the three-month period ended September 30, 2008 of $406,000 reflects a decrease of $333,000, compared to $739,000 which was incurred during the same three-month period in the prior year.  Interest expense on borrowings under the term loan associated with the Woodmark acquisition decreased by approximately $122,000 due primarily to lower principal balances and slightly lower interest rates in effect during the three-month period ended September 30, 2008 compared to the applicable interest rates in place during the three months ended September 30, 2007.  Interest expense incurred in association with the Hy-Tech term loan decreased $163,000 when comparing the three-month periods ended September 30, 2008 to 2007. Causal affects of this interest expense reduction were: (i) ) during both the fourth quarter of 2007 and again in January 2008 we paid down $5,000,000 of this term loan, thus lowering the principal by an aggregate of $10,000,000 for the fiscal third quarter of 2008 compared to the same period in 2007, and (ii) the average interest rates in effect during the three-month period ended September 30, 2008 were slightly lower than the average interest rates in effect during the same three-month period in the prior year.

Our net interest for the nine-month period ended September 30, 2008 was lower than the same period in the prior year by $806,000. Key components of this change include: interest expense incurred in association with the Hy-Tech term loan decreased $318,000; interest expense associated to the Woodmark acquisition decrease $369,000; and interest on a note payable was lower by $84,000 as this note was paid in full in 2007. The preceding reductions of interest expense were partially offset by an increase in the interest expense incurred on our short-term borrowings, which increased primarily as the result of the pay-down of long-term debt in January 2008, thus increasing short-term debt.

Income Taxes

The effective tax rates applicable to earnings from continuing operations for the three month periods ended September 30, 2008 and 2007 were 29.1% and 49.9%, respectively. The effective tax rates applicable to earnings from continuing operations for the nine-month periods ended September 30, 2008 and 2007 were 41.4% and 47.0%, respectively.  During the three-month period ended September 30, 2008, a portion of the Company’s FIN 48 tax accrual expired as the result of the expiration of the statute of limitations thus having the effect of lowering the effective tax rate for the periods reported.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flows from operations can be somewhat cyclical, typically with the greatest demand in the second and third quarters followed by positive cash flows in the fourth quarter as receivables and inventories trend down. Additionally, we monitor average days sales outstanding, inventory turnover and capital expenditures to project liquidity needs and evaluate return on assets employed.

We gauge our liquidity and financial stability by various measurements some of which are shown in the following table:

	September 30, 2008	December 31, 2007
Working Capital	$18,728,000	$24,000,000
Current Ratio	1.63 to 1	1.95 to 1
Shareholders’ Equity	$39,224,000	$37,986,000

The Company entered into a credit agreement, as amended, with two banks in 2004.  This agreement includes a revolving credit loan facility, which provides a total of $18,000,000 for direct borrowings, with various sublimits for letters of credit, bankers’ acceptances and equipment loans. There are no commitment fees for any unused portion of this credit agreement. The credit agreement is subject to review by the lending banks.  In July 2008, the Company and the banks executed Amendment No.13 to the Credit Agreement which, among other things, established new applicable loan margins for both the revolving credit facility as well as for applicable term loan margins, expanded the definition of eligible inventory, amended certain financial covenants and set November 30, 2008 as the termination date of the revolving credit loan portion of the credit agreement facility. As of the date of this filing the Company and the banks are negotiating terms of a further amendment which the Company believes will extend the term of the revolving portion of the facility, although there can be no assurance this will occur. Direct borrowings under the revolving credit loan facility are secured by the Company’s accounts receivable, inventories and equipment and are cross-guaranteed by each of the Company’s subsidiaries. These borrowings bear interest at LIBOR (London InterBank Offered Rate) or the prime interest rate, plus the currently applicable loan margin. At both September 30, 2008 and December 31, 2007, the applicable loan margins which are added to LIBOR or the prime interest rate are 1.75% and 0.5%, respectively.  At September 30, 2008 and December 31, 2007, the balances outstanding on the revolving credit loan facility were $15,000,000 and $8,000,000, respectively.

The Company’s credit agreement also includes a term loan facility, which provided a maximum commitment of $34,000,000 to finance acquisitions subject to the approval of the lending banks. Borrowings under the term loan facility are secured by the Company’s accounts receivable, inventories and equipment and are cross-guaranteed by each of the Company’s subsidiaries. These borrowings bear interest at LIBOR or the prime interest rate, plus the currently applicable loan margin. In connection with the acquisition of Hy-Tech in February 2007, the Company executed and delivered an amendment to the credit agreement, which provided a new term loan in the amount of $19,000,000 (the “Hy-Tech term loan”).  During 2007, the Company paid $5,000,000 against the Hy-Tech term loan. In January 2008, the Company paid an additional $5,000,000 against the Hy-Tech term loan through additional borrowings on the revolving credit loan facility. As a result of these principal payments which aggregated $10,000,000, the Hy-Tech term loan balance was $14,000,000 at December 31, 2007 and $9,000,000 at the time of commencement of the scheduled principal payments.  The Hy-Tech term loan is payable in 25 equal quarterly payments, which commenced January 25, 2008.  As the result of the principal payments made prior to the commencement of the scheduled payments, the amount of each quarterly principal payment is $360,000. There was $7,920,000 and $14,000,000 outstanding against this term loan at September 30, 2008 and December 31, 2007, respectively. In addition, during 2004, the Company borrowed $29,000,000 against the term loan facility to finance the Company’s acquisition of Woodmark. The principal amount on this term loan is payable in quarterly installments of $950,000.  At September 30, 2008 and December 31, 2007, there was $6,950,000 and $9,800,000, respectively, outstanding against this term loan. At both September 30, 2008 and December 31, 2007, the applicable loan margin added to LIBOR or the prime interest rates were 2.00% and 0.25%, respectively.

The credit agreement also includes a foreign exchange line (cash flow hedge), which provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of foreign currencies needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding under the foreign exchange line at September 30, 2008, based on that day’s closing spot rate, was approximately $188,000.

Embassy participated in a multi employer pension plan until it sold substantially all of its operating assets in October 2005. This plan provided defined benefits to all of its union workers. Contributions to this plan were determined by the union contract. Embassy does not administer the plan funds and does not have any control over the plan funds. As a result of Embassy’s withdrawal from the plan, it recorded the net present value of a withdrawal liability of approximately $369,000, which is payable in quarterly installments of approximately $8,200 from May 2006 through February 2026. The total amount owing at September 30, 2008 and December 31, 2007 was $365,000 and $373,000, respectively, and is reported in Liabilities of Discontinued Operations in the consolidated balance sheets. Further, in connection with our sale of Embassy, we recorded the net present value of a receivable of approximately $90,000, which is scheduled to be collected at approximately $8,200 per quarter from May 2006 through May 2009.

Cash decreased $384,000, from $1,334,000 as of December 31, 2007 to $950,000 as of September 30, 2008. Our debt levels decreased $2,129,000 to $31,921,000 at September 30, 2008 from $34,050,000 at December 31, 2007, due primarily to a decrease in working capital needs consistent with lower revenue.  The total percent of debt to total book capitalization (debt plus equity) decreased from 47.3% at December 31, 2007 to 44.9% at September 30, 2008.

Cash provided by operating activities of continuing operations for the nine-month periods ended

September 30, 2008 and 2007 were approximately $2,387,000, and $4,060,000, respectively, reflecting a decrease of $1,673,000 primarily the result of lower net income. Net cash used in financing activities of continuing operations was $2,190,000 reflects the pay down of the term loans.  We believe that cash on hand plus future cash derived from operations along with cash available through borrowings under our credit facilities which we believe will likely be extended should be sufficient to allow us to meet our foreseeable working capital needs.

Capital spending was approximately $694,000 and $1,028,000 for the nine-month periods ended September 30, 2008 and 2007, respectively.  Capital expenditures for the balance of 2008 are expected to be approximately $100,000, some of which may be financed through our credit facilities. Included in the expected total for 2008 are capital expenditures relating to new products, expansion of existing product lines and replacement of equipment.

OFF-BALANCE SHEET ARRANGEMENTS

Our foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of foreign currencies needed for payments to foreign suppliers. We have not purchased forward contracts on New Taiwan dollars (“TWD”). The total amount of foreign currency forward contracts outstanding at September 30, 2008, based on that day’s closing spot rate, was approximately $188,000.

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

Not required.

Item 4(T).                                           Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed, under the supervision of, and with the participation of, our management including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities and Exchange Act of 1934). Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures as of September 30, 2008 were effective. Accordingly, management believes that the consolidated condensed financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents our repurchase activity of our Class A Common stock during the three-month period ended September 30, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Share Purchased as Part of Publicly Announced Plan or Program	Maximum Number of shares that May Yet Be Purchased Under the Plan or Program (1)
July, 2008	500	$3.54	500	148,500
August, 2008	21,400	$2.60	21,400	127,100
September, 2008	—	—	—	127,100

(1)                      On September 12, 2008, we publicly announced that our Board of Directors extended the time during which we may repurchase up to 150,000 shares of our Class A Common Stock under our repurchase plan from September 30, 2008 through September 30, 2009.

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

P&F INDUSTRIES, INC.
(Registrant)

By /s/ Joseph A. Molino, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: November 13, 2008	(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit
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

A copy of any of the foregoing exhibits to this Quarterly Report on Form 10-Q may be obtained, upon payment of the Registrant’s reasonable expenses in furnishing such exhibit, by writing to P&F Industries, Inc., 445 Broadhollow Road, Suite 100, Melville New York 11747, Attention: Corporate Secretary