Form 10-K
period 2008-12-31
P&F INDUSTRIES INC
filed 2009-03-31
CIK 75340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-5332

P&F INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation ororganization)	22-1657413 (I.R.S. Employer Identification Number)
445 Broadhollow Road, Suite 100, Melville, New York (Address of principal executive offices)	11747 (Zip Code)

Registrant's telephone number, including area code: (631) 694-9800

         Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Class A Common Stock, $1.00 par value	The NASDAQ Stock Market LLC

         Securities registered pursuant to Section 12(g) of the Act: NONE

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's Class A Common Stock held by non-affiliates of the registrant, based on the last sale price on June 30, 2008 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $9,215,000.

         As of March 27, 2009, there were 3,614,562 shares of the registrant's Class A Common Stock outstanding.

Documents Incorporated by Reference

         Part III of this Annual Report on Form 10-K incorporates by reference information from the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 27, 2009.

 P&F INDUSTRIES, INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

        Florida Pneumatic purchases approximately 63% of its pneumatic tools from a Far East trading company that owns or represents 21 individual factories in Japan, Taiwan and China. Of the total pneumatic tool purchases in 2008, approximately 8% are bought from Japan, 25% from Taiwan and 65% from China. Florida Pneumatic performs final assembly on certain of its pneumatic tools at its factory in Jupiter, Florida. Further, it imports its air filters as well as its Franklin products line. There are redundant sources for nearly all products purchased.

        Florida Pneumatic also markets, through its Berkley Tool division ("Berkley"), a product line which includes pipe and bolt dies, pipe taps, wrenches, vises and stands, pipe and tubing cutting equipment, hydrostatic test pumps, and replacement electrical components for a widely-used brand of pipe cutting and threading machines. Florida Pneumatic markets Berkley's products through industrial distributors and contractors. We source our Berkley product line from China and Israel, as well as domestic sources.

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

        The primary competitive factors in the pneumatic hand tool market are price, service and brand-name awareness. The primary competitive factors in Berkley's business are price and service. The primary competitive factors in Franklin's business are price, service, and skill in packaging and point-of-sale marketing. Florida Pneumatic's products are sold off the shelf, and no material backlog of orders exists. The business is not seasonal, but it may be subject to significant periodic changes resulting from holiday sales promotions by customers.

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

        Most of Nationwide's sales are of products imported from Taiwan and China. Nationwide currently out-sources the manufacturing of approximately 94% of its product with several overseas factories, while retaining design, QC, patent and trademark control. There are redundant sources for most products whether through dual manufacturing arrangements or back up buy/sell arrangements. Nationwide manufactures approximately 6% of its products sold including rollers, hinges and pool enclosure products at its facility in Tampa, Florida. Additionally, Nationwide distributes its products to its customers located in the western U.S. through the warehouse leased by our Pacific Stair subsidiary, located in Vista, California. Nationwide also leases warehouse space in McPherson, KS to support sales to a single large customer, and will be expanding this arrangement to Buffalo, NY in 2009.

        Nationwide's sales are somewhat seasonal, with revenues typically increasing during the spring and summer months. The majority of Nationwide's products are sold off the shelf.

        The primary competitive factors in Nationwide's business are price, quality, product availability and service.

Woodmark

        Woodmark is an importer and distributor of residential hardware and other accessories for new construction and home improvement applications, including wood and iron stair parts, as well as kitchen and bath hardware, such as residential plumbing fixtures.

        Woodmark's stair products are sold through in-house sales personnel and manufacturers' representatives to: a) traditional one- and two-step distributors of construction components who in turn sell to carpenters, home builders and the retail channel; b) distributors who specialize in stair parts and staircase installation; and c) stair parts manufacturers who outsource certain components from other manufacturers. Woodmark's residential plumbing fixtures are sold through in-house sales personnel and manufacturers' representatives to: a) plumbing wholesalers and distributors, b) retail outlets through purchasing cooperatives, hardware wholesalers and OEMs, c) distributors to manufactured housing-recreational vehicle industries and d) distributors specializing in maintenance and repair supplies.

        Woodmark purchases most of its stair parts and kitchen and bath products through a longstanding relationship with a Far East trade partner that owns or represents four individual factories in China and Taiwan. Of the total stair parts and kitchen and bath product purchases, approximately 71% are bought from China and 26% from Taiwan. The balance is sourced primarily from the United States. There are redundant sources for most products purchased and manufactured.

        The primary competitive factors in Woodmark's business are price, quality and product availability.

Pacific Stair

        Pacific Stair was, until mid-2008, a manufacturer of premium stair rail products as well as a distributor of staircase components serving the building industry, primarily in southern California and the southwestern region of the United States. In mid-2008, primarily as a result of the significant down-turn of the number of new homes being constructed, the Company decided to discontinue manufacturing and closed the mill. Pacific Stair continues to operate as a distributor of stair parts and rail products. Similar to Woodmark, Pacific Stair's products are sold through both in-house sales personnel and independent sales reps to: a) traditional one- and two-step distributors of construction components who in turn sell to carpenters, home builders and the retail channels; b) distributors who specialize in stair parts and staircase installation; and c) stair parts manufacturers who outsource certain components from other manufacturers.

        The primary competitive factors in Pacific Stair's business are price, quality and product availability.

Significant Customers

        The Tools segment has one customer that accounted for approximately 16.5% and 19.1%, respectively, of consolidated revenue for the years ended December 31, 2008, and 2007, and 27.7% and 26.3%, respectively, of consolidated accounts receivable as of December 31, 2008 and 2007. There are no significant customers in the Hardware segment.

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

Employees

        We employed 225 persons as of December 31, 2008, of which 214 were full-time employees. None of these employees are represented by a union. We believe that our relationships with our employees are satisfactory.

ITEM 1A.    Risk Factors

        A wide range of factors could materially affect our performance. In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results of these operations elsewhere in this report, the following factors, among others, could adversely affect our results of operations or financial position:

  •
  The strength of the retail economy in the United States.  Our business is subject to economic conditions in major markets, including recession, inflation, deflation, general weakness in retail, industrial, and housing markets. In particular, a significant portion of our products are tied to new residential construction. The strength of such market depends on new housing starts which are a function of many factors beyond our control, including interest rates, employment levels, availability of credit and consumer confidence.

  •
  Decline of new housing starts.  New housing starts have been declining on an annualized rate since 2006 and may continue at the lower levels or decline further. Such economic conditions could have an adverse effect on our results of operations or financial position.

  •
  Supply chain disruptions.  Any difficulty or inability on the part of manufacturers of our products or other participants in our supply chain in obtaining sufficient financing to purchase raw materials or to finance general working capital needs may result in delays or non-delivery of shipments of our products.

  •
  Our ability to maintain mutually beneficial relationships with key customers.  We have several key customers, one of which constituted approximately 16.5% of our consolidated revenues for 2008.

    Loss of key customers or a material negative change in our relationships with our key customers could have a material adverse effect on our business, results of operations or financial position.

  •
  Adverse changes in currency exchange rates or raw material commodity prices.  A majority of our products are manufactured outside the United States, of which a significant amount is purchased in the local currency. As a result, we are exposed to movements in the exchange rates of various currencies against the United States dollar which could have an adverse effect on our results of operations or financial position. We believe our most significant foreign currency exposures are the Japanese yen, the Taiwan dollar ("TWD") and the Chinese Renminbi ("RMB"). We purchase a significant portion of products from China and Taiwan. These purchases are made in U.S. dollars. However, if either or both the TWD or RMB, were to strengthen materially in relation to the U.S. dollar, there could be an adverse effect on our business, results of operations or financial position. We are also subject to currency risk with respect to the yen; however we generally purchase yen forward to mitigate the exposure.

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

  •
  Market acceptance of new products.  There can be no assurance that the market continues its acceptance of the new products we introduced in recent years or will accept new products scheduled for introduction in 2009. There can also be no assurance that the level of sales generated from these new products relative to our expectations will materialize, based on existing investments in productive capacity and commitments by us to fund advertising and product promotions in connection with the introduction of these new products.

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

  •
  Substantial debt and debt service requirements.  The amount of our debt could have important consequences. For example, it could: increase our vulnerability to general adverse economic and industry conditions; limit our ability to fund future capital expenditures, working capital and other general corporate requirements; require us to dedicate a substantial portion of our cash flow from operations to make interest and principal payments on our debt; limit our flexibility in planning for, or reacting to, changes in our business; place us at a competitive disadvantage compared with competitors that have less debt; and limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity. Furthermore, the recent turmoil in the credit markets has, in general, resulted in higher borrowing costs and, for some companies, has limited access to credit. Although we believe that the lenders participating in our revolving credit facility will be able to provide financing in accordance with their contractual obligations, and will continue to provide us with our credit needs for the foreseeable future, the current economic environment may adversely impact our ability to access funds on reasonable terms in a timely manner.

  •
  Significant volatility and disruption in the global capital and credit markets.  Significant volatility and disruption in the global capital and credit markets in 2008 and early 2009 have resulted in a tightening of business credit and liquidity, a contraction of consumer credit, business failures, increased unemployment and declines in consumer confidence and spending. If global economic and financial market conditions continue to deteriorate or remain weak for an extended period of time, it could have a material adverse effect on our financial condition and results of operations. In particular, lower consumer spending may result in reduced demand and orders for certain of our products, order cancellations, lower revenues, increased inventories, and lower gross margins. Further, if our customers experience declining revenues, or experience difficulty obtaining financing in the capital and credit markets to purchase our products, this could result in reduced orders for our products, order cancellations, inability of customers to timely meet their payment obligations to us, extended payment terms, higher accounts receivable, reduced cash flows, greater expense associated with collection efforts and increased bad debt expense; and a severe financial difficulty experienced by our customers may cause them to become insolvent or cease business operations.

  •
  Compliance with financial covenants.  Under the terms of our credit agreement, we are required to adhere to certain financial covenants. At December 31, 2008 we were not in compliance with certain financial covenants; however, the banks waived compliance with such financial covenants. If we are not in compliance with any financial covenant at any time in the future and such non-compliance is not waived, our access to funds may be adversely affected, debt may become due immediately, and/or certain of our assets securing our debt could be foreclosed.

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

  •
  Our financial position, cash flow or results may be adversely affected by the threat of terrorism and related political instability and economic uncertainty.  The threat of potential terrorist attacks on the United States and throughout the world and political instability has created an atmosphere of economic uncertainty in the United States and in foreign markets. Our results may be impacted by the macroeconomic effects of those events. Also, a disruption in our supply chain as a result of terrorist attacks or the threat thereof may significantly affect our business and its prospects. In addition, such events may also result in heightened domestic security and higher costs for importing and exporting shipments of components and finished goods. Any of these occurrences may have a material adverse effect on our financial position, cash flow or results in any reporting period.

  •
  Unforeseen events.  We cannot anticipate the impact of unforeseen events, including but not limited to war and pandemic disease, on economic conditions and consumer confidence on our business.

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

Hardware

        Countrywide owns the 56,250 square foot plant facility located in Tampa, Florida in which Nationwide conducts its business. Countrywide leases part of the facility to a non-affiliated tenant. The facility is subject to a mortgage. Woodmark leases two plant facilities from non-affiliated landlords. One facility is 55,000 square feet and is located in Plano, Texas and is subject to a lease which expires July 2011. The second facility is 17,500 square feet and is located in Austell, Georgia. This facility is subject to a lease expiring May 2010. Pacific Stair leases a 25,400 square foot warehouse located in Vista California from a non-affiliated landlord with the lease term expiring in July 2009.

        Each facility either provides adequate space for the operations of the respective subsidiary for the foreseeable future or can be modified or expanded to provide additional space. Our executive offices of approximately 5,000 square feet are located in an office building in Melville, New York and are leased from a non-affiliated landlord with a lease term expiring in March 2013.

        Embassy sold its 75,000 square foot facility in 2007.

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

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our Class A Common Stock trades on the Nasdaq Global Market under the symbol PFIN. The range of the high and low closing sales prices for our Class A Common Stock during the last two years were as follows:

2008	High	Low
First Quarter	$7.26	$5.39
Second Quarter	6.05	3.95
Third Quarter	4.16	2.06
Fourth Quarter	2.58	0.85

2007	High	Low
First Quarter	$13.94	$11.50
Second Quarter	13.99	10.22
Third Quarter	11.68	9.82
Fourth Quarter	11.70	5.27

        As of March 25, 2009, there were approximately 1,100 holders of record of our Class A Common Stock and the closing sale price of our stock as reported by the Nasdaq Global Market was $1.09. We have not declared any cash dividends on its Class A Common Stock since its incorporation in 1963 and have no plans to declare any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

        On September 12, 2008, we publicly announced that our Board of Directors extended the time during which we may repurchase shares of our Class A Common Stock under our repurchase plan from September 30, 2008 to September 30, 2009. During 2008, we repurchased 22,900 shares of our Class A Common Stock at an average of $2.70 per share, and 127,100 shares remain available for repurchase. We did not re-purchase any shares of our Class A Common Stock during the fourth quarter of 2008.

ITEM 6.    Selected Financial Data

        Not required

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

        Our overall financial results are indicative of the general economy. As illustrated in the table below, our consolidated 2008 revenue of $87,657,000 reflects a decrease of $23,168,000 compared to $110,825,000 reported for 2007. In particular, our Hardware segment continues to suffer through a persistent major reduction in the number of new homes being constructed, which is a key driver to its revenue. This prolonged down-turn continues to adversely affect revenue and gross profit reported at Woodmark, Pacific Stairs and to a lesser extent, Nationwide. In an effort to improve the overall results at Pacific Stair, during the three-month period ended September 30, 2008, we completed the closure of its mill and consolidated operations into its warehouse and began sourcing its products from overseas suppliers.

        According to the U.S. Department of Commerce Census data, ("census data"), new single-unit housing completions were approximately 819,000, 1,218,000, 1,655,000 and 1,636,000 for 2008, 2007, 2006 and 2005, respectively. The fall-off of single unit housing starts from 2007 to 2008 of 399,000 or 32.8% highlights the significance of the affect on our Company, in particular the Hardware segment.

        During 2008, but to a lesser degree our Tools segment began to feel the grip of the slowing general economy, as sales to its major retail customer feel sharply. Additionally, as was disclosed in previous filings, revenue at Florida Pneumatic decreased as the result of the loss of The Home Depot. Offsetting a portion of the revenue decrease was growth in industrial tool sales, at Hy-Tech. Yet, despite the general economic down turn which was prevalent for most of 2008, our consolidated gross margins for the year ended December 31, 2008 increased slightly to 30.7% from 29.6% in 2007.

        In accordance with generally accepted accounting principles we are required to evaluate the carrying value of our intangible assets at least once a year. We determined that certain intangible assets were impaired. As a result, we recorded impairment charges of approximately $7,477,000 during the fourth quarter of 2008. We believe these impairment charges are primarily the result of the continuing down-turn of the number on new homes being constructed as well as a down turn in the general economy.

        Results of operations for acquired businesses are reported in the consolidated financial statements from the date of acquisition. As such, results for Hy-Tech have been included since February 12, 2007.

        Please refer to the result of operations data provided within this section for further information.

	Net revenue		Change
	2008	2007	Amount	%
Hardware	$38,079,000	$51,511,000	$(13,432,000)	(26.1)%
Tools	49,578,000	59,314,000	(9,736,000)	(16.4)

Consolidated	$87,657,000	$110,825,000	$(23,168,000)	(20.9)%

KEY INDICATORS

Economic Measures

        As noted above the most critical economic indicator affecting our overall performance for 2008 was and will for the foreseeable future be new housing starts. During 2008, revenue for our Hardware segment fell proportionately to the decrease in new housing starts. As the data presented earlier indicates, the annualized number of new single-unit housing completions decreased nearly 33% when comparing the annualized starts in 2008 and 2007.

        Another key economic measure relevant to us is the cost of the raw materials in our products. Key materials include wood and metals, especially various types of steel and aluminum. Also important is the value of the dollar in relation to the Japanese yen ("yen") and the Taiwan dollar ("TWD"), as we purchase a significant portion of our products from these two countries. Purchases from Chinese sources are made in U.S. dollars. However, if the Chinese currency, the Renminbi ("RMB"), were to be revalued against the dollar, there could be a significant negative impact on the cost of our products.

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

Financial Measures

        Key financial measures we use to evaluate the results of our business include: various revenue metrics; gross margin; selling, general and administrative expenses; earnings before interest and taxes; operating cash flows and capital expenditures; return on sales; return on assets; days sales outstanding and inventory turns. These measures are reviewed at monthly, quarterly and annual intervals and compared to historical periods as well as established objectives. To the extent that these measures are relevant, they are discussed in the detailed sections for each operating segment.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Certain of these accounting policies require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities, revenues and expenses. On an ongoing basis, we evaluate estimates, including those related to bad debts, inventory reserves, goodwill and intangible assets, warranty reserves and taxes. We base our estimates on historical data and experience, when available, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies are further described below.

Revenue Recognition

        We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or titled has passed to our customer or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured. We sell our goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods. Revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which occurs either upon shipment by us or upon receipt by customers at the location specified in the terms of sale. Other than standard product warranty provisions, our sales arrangements provide for no other, post-shipment obligations. We do offer rebates and other sales incentives, promotional allowances or discounts, from time to time and for certain customers, typically related to customer purchase volume, all of which are fixed or determinable and are classified as a reduction of revenue and recorded at the time of sale. We periodically evaluate whether an allowance for sales returns is necessary. Historically, we have experienced little, if any, sales returns. If we believe there are potential sales returns, we would provide any necessary provision against sales.

Accounts Receivable and Allowance for Doubtful Accounts

        Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Analysis of customer history, financial data and the overall economic environment is performed. In addition, balances outstanding for more than 60 days are evaluated for possible inclusion in the accounts receivable reserve. Collection agencies may also be utilized if management so determines.

        We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. We also may record as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and our assessment of the general financial conditions affecting our customer base. If actual collection experience changes, revisions to the allowance may be required. We have a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in the creditworthiness of any of these customers could have a material affect on our results of operations in the period in which such changes or events occur. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. Based on the information available, we believe that our allowance for doubtful accounts as of December 31, 2008 was adequate. However, actual write-offs might exceed the recorded allowance.

Inventories

        Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method or the weighted average method. The inventory balance, which includes materials, labor and manufacturing overhead costs, is recorded net of an allowance for obsolete or unmarketable inventory. Such allowance is based upon both historical experience and management's understanding of market conditions and forecasts of future product demand. In addition, all items in inventory in excess of one year's usage are considered for inclusion in the calculation of inventory obsolescence. If the actual amount of obsolete or unmarketable inventory significantly exceeds the estimated allowance, our cost of sales, gross profit and net earnings would be significantly affected.

Goodwill and Other Intangible Assets

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), we test goodwill for impairment on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment might exist. The evaluation of goodwill and other intangible assets requires that management prepare estimates of future operating results for each of our operating units. These estimates are made with respect to future business conditions and estimated expected future cash flows to determine estimated fair value. However, if, in the future, key drivers in our assumptions or estimates such as (i) a decrease in the number of new housing starts; (ii) a decline in general economic conditions; (iii) competitive pressures on our revenue or margins; (iv) pricing from our vendors which cannot be past through to our customers; (v) breakdowns in supply chain or other factors beyond our control occur, an impairment charge to our intangible assets may be required.

ACQUISITIONS

Hy-Tech Machine, Inc.

        On February 14, 2007, we acquired substantially all of the assets of Hy-Tech Machine, Inc., a Pennsylvania corporation, and Quality Gear & Machine, Inc., a Pennsylvania corporation (collectively, the "Hy-Tech Sellers"). The purchase price consisted of $16,900,000 in cash, subject to adjustments, plus the assumption of certain payables and liabilities and the obligation to make certain contingent payments. The purchase price was negotiated on the basis of the Hy-Tech Sellers' historical financial performance.

        In connection with this acquisition, we entered into an Agreement of Sale with HTM Associates, a Pennsylvania general partnership comprised of certain shareholders of the Hy-Tech Sellers ("HTM"), pursuant to which Hy-Tech purchased certain real property located in Cranberry Township, Pennsylvania from HTM for $2,200,000 in cash. The acquisition of the Hy-Tech Machine, Inc and Quality Gear & Machine, Inc and the real property was financed through our senior credit facility. (See Notes 2 and 9 to the notes to consolidated financial statements.)

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

        The following amounts related to Embassy and Green have been segregated from the Company's continuing operations and are reported as assets held for sale and assets and liabilities of discontinued operations in the consolidated balance sheets:

	December 31,
	2008	2007
Assets of discontinued operations:
Current:
Prepaid expenses	$33,000	$56,000
Long-term:
Other receivable	—	9,000

Total assets held for sale and assets of discontinued operations	$33,000	$65,000

Liabilities of discontinued operations:
Current:
Accounts payable and accrued expenses	$31,000	$30,000
Long-term:
Pension withdrawal liability	331,000	342,000

Total liabilities of discontinued operations	$362,000	$372,000

        Results of operations for Embassy and Green are included from the beginning of each fiscal period presented through the respective dates of asset disposition, and have been segregated from continuing operations and reflected as discontinued operations approximately as follows:

	Year Ended December 31,
	2008	2007
Earnings from operation of discontinued operations, before taxes	$181,000	$119,000
Income tax (expense)	(64,000)	(27,000)

Earnings from operation of discontinued operations	117,000	92,000

Gain on sale of discontinued operations, before taxes	—	5,095,000
Income tax expense	—	(2,058,000)

Gain on sale of discontinued operations	—	3,037,000

Earnings from discontinued operations	$117,000	$3,129,000

RESULTS OF OPERATIONS

2008 compared to 2007

        The table below presents our net revenue for the years presented.

	Year Ended December 31,		Change
	2008	2007	Amount	%
Tools
Florida Pneumatic	$30,275,000	$44,374,000	$(14,099,000)	(31.8)%
Hy-Tech	19,303,000	14,940,000	4,363,000	29.2

Totals	49,578,000	59,314,000	(9,736,000)	(16.4)

Hardware
Woodmark	22,147,000	31,852,000	(9,705,000)	(30.5)
Pacific Stair	1,884,000	3,681,000	(1,797,000)	(48.8)
Nationwide	14,048,000	15,978,000	(1,930,000)	(12.1)

Totals	38,079,000	51,511,000	(13,432,000)	(26.1)

Consolidated	$87,657,000	$110,825,000	$(23,168,000)	(20.9)%

REVENUE

  Tools

        Beginning in early 2008, Florida Pneumatic began to feel the effects of the overall sluggish general economy. The most significant impact was during the three-month period ended December 31, 2008, during which time a number of its customers reduced or held off placing orders. During 2008, its net sales to its largest retail customer decreased approximately $6,700,000 when compared to net sales in 2007; nearly half the decrease, or approximately $3,300,000, was the result of the customer not repeating non-pneumatic promotional product business in 2008. Further, sales of our Franklin products line slid 53% or $2,496,000 to $2,209,000 for the year ended December 31, 2008 from $4,705,000 in the same period in the prior year. The industrial and catalog revenue for 2008 decreased $159,000 and $165,000, respectively, when comparing revenue for the year ended December 31, 2008 to the same period in the prior year. Lastly, an additional contributing factor to the decrease in revenue at Florida Pneumatic was the loss of The Home Depot during the year. The loss of this customer, disclosed in previous filings, accounted for approximately $4,500,000 of the drop-off in revenue at Florida Pneumatic.

        Hy-Tech however, continues to provide a positive impact to the Tools segment. Hy-Tech focuses on the industrial sector of the pneumatic tools market, an area which thus far has not been as materially affected by an overall sluggish economy. As illustrated in the table above, revenue generated by Hy-Tech increased $4,363,000 when comparing 2008 to 2007. Hy-Tech's revenue for 2007 is from the date of acquisition, February 12, 2007, through December 31, 2007. It has, throughout 2008, continued to create organic growth.

  Hardware

        This segment for 2008 has been severely impacted by the continuing down-turn in the number of new homes, being constructed. As a result, Woodmark's total revenue decreased to $22,147,000 from $31,852,000. For the year ended December 31, 2008, revenue generated through the sale of its stair products was $17,423,000 down from $26,027,000 in 2007, a decrease of $8,604,000 or approximately 33.1%. A significant portion of the decrease in Woodmark's stair parts revenue was due to the loss of a key customer who, for the year ended December 31, 2007, accounted for approximately 11% of the Woodmark stair parts line revenue. Several smaller accounts have gone out of business, while others have reduced their volume significantly. We do not believe the decrease in revenue is due to pricing or service issues. Woodmark has been able to increase volume with certain customers as well as gain several new customers in difficult times.

        Similarly, with respect to Woodmark's kitchen & bath product line, the downturn in the number of new homes as well as a diminishing recreational vehicle and mobile home market, which is a key customer group to this line, adversely impacted sales of Woodmark's kitchen & bath products. Net revenue of kitchen & bath products decreased to $4,725,000 in 2008 from $5,825,000 reported for the year ended December 31, 2007; a decrease of $1,100,000 or 18.9%. One key customer of this product line which accounted for approximately 10% of the product line revenue in 2007 went out of business along with several smaller accounts, while others have reduced their volume significantly. We do not believe the decrease in revenue is due to pricing or service issues.

        Until the downward trend in the number of new housing starts levels and begins to increase, we do not expect to see improvement in Woodmark's net revenue.

        Net revenue for the year ending December 31, 2008 at Pacific Stair, located in Southern California decreased to $1,884,000 from $3,681,000 reported for 2007. The loss of revenue at Pacific Stair is primarily attributable to the continuing decline in the new home construction market in the southwest region of the United States, specifically, California Nevada and Arizona.

        Nationwide, which primarily markets fencing and gate hardware had not, until the second calendar quarter of 2008, been materially affected by either the sluggish home building sector or the general slow-down in the overall economy, reported net revenue for 2008 of $14,048,000 compared to $15,978,000 in the prior year. Nationwide's net revenue is categorized in three components, all suffering declines; fencing—decreased $376,000 to $10,029,000; OEM decreased $1,059,000 to $2,982,000 and the patio business line decreased $495,000 to $1,037,000. We believe the decrease at Nationwide is related to the sluggish real estate market in the southeastern portion of the U.S.A., as well as increased competitive pressures. Further, cost increases from our foreign suppliers may continue to reduce the beneficial impact of the new products which were introduced during 2008.

GROSS MARGIN

	Year Ended December 31,		Change
	2008	2007	Amount		%
Tools	$16,448,000	$17,090,000	$(642,000)		(3.8)%
As percent of respective revenue	33.2%	28.8%	4.4	pts
Hardware	$10,467,000	$15,752,000	$(5,285,000)		(33.6)%
As percent of respective revenue	27.5%	30.6%	(3.1)	pts
Consolidated	$26,915,000	$32,842,000	$(5,927,000)		(18.0)%
As percent of respective revenue	30.7%	29.6%	1.1	pts

  Tools

        Gross margins in the Tools segment increased 4.4 percentage points to 33.2% for the full year ended December 31, 2008 from 28.8% for the same period in 2007. However, gross profit for this segment decreased $642,000 as a result of the decrease in revenue. Despite a struggling economy, Florida Pneumatic was able to improve its overall gross margin 4.2 percentage points to 30.2% for the year ended December 31, 2008 from 26.0% for the year ended December 31, 2007. This increase was primarily the result of (i) product pricing and customer mix; (ii) price reductions from and or utilization of new lower cost overseas suppliers and (iii) outsourcing certain manufacturing processes. However, the above factors were offset by a 3.8 percentage point erosion of its Franklin products line, resulting primarily from reduced selling prices caused by competitive pressures.

        Hy-Tech's gross margin improved slightly to 37.4% compared to its results for the prior year (date of acquisition of February 12, 2007 through December 31, 2007) amount of 37.3%.

        We believe that gross margins within our Tools group should remain at or slightly below those of 2008; however, there can be no assurance that events unknown to us at this time could occur which could adversely affect the outcome.

  Hardware

        The overall gross margin percentage for the Hardware segment continues to be severely affected by the downturn in home construction. For the year 2008, the Hardware segment gross margin was 27.5%, reflecting a decrease of 3.1 percentage points when compared to 30.6% for the same period in the prior year. Gross profit for the Hardware segment decreased $5,285,000 to $10,467,000 reported for the year ended December 31, 2008 from $15, 752,000, for the same period in 2007. Specifically, gross margins for our stair parts business as well as our kitchen and bath businesses at Woodmark decreased 2.5 and 3.3 percentage points, respectively, when comparing the results for the years ended December 31, 2008 and 2007. These gross margin decreases, combined with the reduction in their respective revenue resulted in an overall a reduction of gross profit at Woodmark of $3,407,000. The gross margin decrease in the stair parts business is a combination of price reductions made in order to remain competitive, cost increases and lower absorption of fixed expenses as a result of lower revenue. The decrease in gross margin for the kitchen and bath product line is due primarily to a combination of vendor price increases combined with selling price concessions. The gross margin for the year ended December 31, 2008 at Pacific Stair continued to reflect the impact of the severely reduced number of new homes being constructed in the Southwestern region of the United States, compounded by the inability to reduce fixed manufacturing overhead costs as sales levels were decreasing. For the year ended December 31, 2008, Pacific Stair Products had a gross deficit of 11.6% compared to gross margin of 10.1% reported for the same period in 2007. Revenue generated directly from products manufactured at the mill generated a deficit margin in excess of 50%, while revenue from products imported then shipped generated a deficit margin of less than 1%. Thus, in an effort to improve the overall results at Pacific Stair, during the third quarter of 2008 we completed the closure of its mill and consolidated operations into its warehouse.

        Our gross margin at Nationwide of 34.4% for the year ended December 31, 2008 reflects a decrease of 3.7% from the 38.1% reported for the year ended December 31, 2007. The gross margin decrease was primarily due to price increases from overseas suppliers, lower absorption of warehouse costs, as well as certain instances where we were required to lower our selling prices in highly competitive situations to key customers. Combined with decreased revenue, Nationwide's gross profit for the year ended December 31, 2008 at Nationwide fell $1,250,000 to $4,838,000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses ("SG&A") include salaries and related costs, commissions, travel, administrative facilities, communications costs and promotional expenses for our direct sales and marketing staff, administrative and executive salaries and related benefits, legal, accounting and other professional fees, as well as amortization and depreciation and general corporate overhead and certain engineering expenses.

        SG&A for the year ended December 31, 2008 decreased to $24,296,000 reflecting a reduction of $3,804,000, or 13.5% from $28,100,000 in 2007. A portion of this reduction is the result of management's on going effort to reduce or control operating expenses wherever possible. However, as a significant portion is fixed, as a percentage of revenue, SG&A increased to 27.7% from 25.4% for the prior year. It should be noted that for the year ended December 31, 2008, our consolidated SG&A included twelve months of Hy-Tech's SG&A, compared to approximately ten and one half month in 2007 as Hy-Tech was acquired February 12, 2007.

        Significant items affecting the change in our SG&A include reductions in compensation of $1,159,000, non-cash stock compensation of $112,000 and as the result of the impairment charges taken in 2007 depreciation and amortization expenses decreased $316,000. Additionally, the following items also decreased; promotional expenses by $984,000, freight by $418,000, warranty by $382,000, commissions by $376,000, bad debt expense by $189,000 and travel and entertainment expenses by $133,000.

        Offsetting the decreases in our SG&A described above, we incurred increases to certain operating expenses. As the result of the loss of The Home Depot business, we recorded severance costs and an equipment write-down aggregating $219,000. Additionally, in an effort to improve the overall results at Pacific Stair, we completed the closure of its mill and consolidated operations into its warehouse. As a result of the mill closure, we recorded a write down of certain assets and inventories, and paid severance, all aggregating approximately $136,000. We believe this action should improve the Pacific Stair Products' financial results moving forward, however there can be no assurance that other factors could offset this action.

IMPAIRMENT OF GOODWILL AND OTHER INTANGIABLE ASSETS

        In accordance with the provisions of SFAS 142, we recorded an impairment charge of $7,477,000 relating to goodwill and other intangible assets during the fourth quarter of 2008. Throughout 2008, as was the case in 2007, the United States has remained in the throes of a major downturn in the number of new homes being constructed. According to the U.S. Department of Commerce Census data, new single-unit housing completions were approximately 819,000 for 2008 and 1,218,000 in 2007, reflecting 32.8% decrease in the number of new home construction starts when comparing the years 2008 to 2007. This decrease in annual single unit housing starts has resulted in a decrease in the value of our Hardware segment, in particular Pacific Stair and Woodmark. This was compounded by general sluggishness in other sectors of the economy that directly drive our businesses, leading to sales degradation. As a result, certain of our subsidiaries were unable to demonstrate an ability to generate sufficient discounted future cash flows to support the recorded amounts of goodwill, other intangible assets and other long-lived assets related to those subsidiaries, necessitating the aggregate impairment charge. If the sectors in which our subsidiaries operate, including among other things, new home construction further declines, we could incur additional impairment charges in future periods.

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

INTEREST—NET

        Our net interest expense for the year ended December 31, 2008 of $1,769,000 reflects a decrease of $1,149,000 or 39.4% when compared to net interest expense of $2,918,000 for the year ended December 31, 2007. Interest expense decreased $436,000 and $547,000, respectively, on the term loans associated with the Woodmark and Hy-Tech acquisitions principally the result of lower average borrowings during the period due to repayments, as well as slightly lower average interest rates. Interest expense on borrowings under our revolving credit loan facility for the year ended December 31, 2008 was $672,000 compared to $607,000 in the prior year, resulting in an increase of $65,000, due primarily to higher average loan balances. Our total average debt under the terms of our credit facilities with our banks for the years ended December 31, 2008 and 2007 were $30,990,000 and $34,403,000, respectively. The total average interest rate for the years ended December 31, 2008 and 2007 were 4.95% and 7.13%, respectively. Interest expenses on Woodmark's acquisition-related notes payable decreased by approximately $95,000, as these notes were settled during 2007. Interest expense on trade payables financed with overseas suppliers at Florida Pneumatic decreased approximately $103,000 primarily the result of changes in both certain overseas vendors and, in some cases, vendor payment terms. Interest paid on two mortgages decreased an aggregate of $46,000. Lastly, during the year ended December 31, 2008, we received approximately $13,000 additional interest income compared to the prior year.

INCOME TAX (BENEFIT)

        The effective tax rates applicable to loss from continuing operations for the years ended December 31, 2008 and 2007 were 33.4% and 20.4% respectively. Key factors contributing to the current year's effective tax rate were an increase in a valuation allowance offset by state and local tax benefits. The key factor affecting the prior year's effective tax rate was the asset impairment charges recorded in accordance with SFAS 142.

DISCONTINUED OPERATIONS

        For the years ended December 31, 2008 and 2007, our net earnings from discontinued operations were approximately $117,000 and $93,000, respectively. The primary source of which is commissions paid to us by one of the non-affiliated third party buyers of Green. The commission income will cease in 2009. Embassy, which ceased all operations in 2006, received $6,300,000 in June 2007 for the sale of real property and used the after-tax proceeds to satisfy the mortgage on the building of approximately $1,200,000 and reduce its long-term debt. We reported a pre-tax gain from the sale of approximately $5,100,000 in 2007.

LIQUIDITY AND CAPITAL RESOURCES

        Our cash flows from operations can be somewhat cyclical, typically with the greatest demand in the second and third quarters followed by positive cash flows in the fourth quarter as receivables and inventories trend down. We monitor average days sales outstanding, inventory turns and capital expenditures to project liquidity needs and evaluate return on assets employed. Our primary sources of funds are cash available through a credit agreement with two banks and cash generated from operations. We believe the relationships with our banks are good.

        We gauge our liquidity and financial stability by the measurements shown in the following table:

	December 31,
	2008	2007
Working capital	$16,491,000	$24,000,000
Current ratio	1.61 to 1	1.95 to 1
Shareholders' equity	$33,867,000	$37,986,000

        The Company entered into a Credit Agreement, ("Credit Agreement") as amended, with two banks in 2004. This agreement includes a revolving credit loan facility, which provides a total of $18,000,000 for direct borrowings, with various sublimits for letters of credit, bankers' acceptances and equipment loans. There are no commitment fees for any unused portion of this credit agreement. The Credit Agreement is subject to review by the lending banks. During 2008, the Company and the banks executed various amendments to the Credit Agreement which, among other things, established new applicable loan margins for both a revolving credit facility, as well as for applicable term loan margins, expanded the definition of eligible inventories, amended certain financial covenants and set January 15, 2009 as the termination date of the revolving credit loan portion of the credit agreement facility. Subsequent to year end, the Company and the banks executed amendments which extended the termination date of the revolving credit loan portion of the Credit Agreement facility to March 31, 2009. The Company and the banks are negotiating terms of a further amendment which the Company believes will, among other things extend the term of the revolving portion of the facility and restructure the term loans; however, there can be no assurance this will occur. Direct borrowings under the revolving credit loan facility are secured by the Company's accounts receivable, inventories and equipment, and are cross-guaranteed by each of the Company's subsidiaries. These borrowings bear interest at LIBOR (London InterBank Offered Rate) or the prime interest rate, plus the currently applicable loan margin. The loan margins added to LIBOR were 2.00% and 1.75% at December 31, 2008 and December 31, 2007, respectively, and the loan margin added to the prime interest rate at both December 31, 2008 and December 31, 2007 was 0.5%. At December 31, 2008 and December 31, 2007, the balances outstanding on the revolving credit loan facility were $15,000,000 and $8,000,000, respectively.

        The Company's Credit Agreement also includes a term loan facility, which provided a maximum commitment of $34,000,000 to finance acquisitions subject to the approval of the lending banks. Borrowings under the term loan facility are secured by the Company's accounts receivable, inventories and equipment, and are cross-guaranteed by each of the Company's subsidiaries. These borrowings bear interest at LIBOR or the prime interest rate, plus the currently applicable loan margin. In connection with the acquisition of Hy-Tech in February 2007, the Company executed and delivered an amendment to the credit agreement, which provided a new term loan in the amount of $19,000,000 (the "Hy-Tech term loan"). During 2007, the Company paid $5,000,000 against the Hy-Tech term loan. In January 2008, the Company paid an additional $5,000,000 against the Hy-Tech term loan through additional borrowings on the revolving credit loan facility. As a result of these principal payments which aggregated $10,000,000, the Hy-Tech term loan balance was $14,000,000 at December 31, 2007 and $9,000,000 at the time of commencement of the scheduled principal payments. The Hy-Tech term loan is payable in 25 equal quarterly payments, which commenced January 25, 2008. As the result of the principal payments made prior to the commencement of the scheduled payments, the amount of each quarterly principal payment is $360,000. There was $7,560,000 and $14,000,000 outstanding against this term loan at December 31, 2008 and December 31, 2007, respectively. In addition, during 2004, the Company borrowed $29,000,000 against the term loan facility to finance the Company's acquisition of Woodmark. The principal amount on this term loan is payable in quarterly installments of $950,000. The loan margins added to LIBOR were 2.25% and 2.00% at December 31, 2008 and December 31, 2007, respectively, and the loan margins added to the prime interest rate were 0.5% and 0.25% at December 31, 2008 and December 31, 2007, respectively.

        The foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. There were no foreign currency forward contracts outstanding under the foreign exchange line at December 31, 2008.

        Under the terms of the Credit Agreement, we are required to adhere to certain financial covenants. At December 31, 2008, we were not in compliance with certain of these financial covenants. Subsequent to December 31, 2008, the banks issued an amendment which, among other things, waived compliance with such financial covenants. Further, the amendment modified certain terms and conditions in connection with the credit agreement. The Company believes that this amendment will enable it to be in compliance with financial covenants in future periods. Accordingly, the Company has not reclassified to current liabilities the long-term portions of our bank debts. See Note 17—Subsequent event.

        In connection with the acquisition of Hy-Tech, we agreed to make additional payments ("Contingent Consideration") to the sellers. The amount of the Contingent Consideration is to be based on a percentage of the average increase in earnings before interest, taxes, depreciation and amortization ("EBITDA") over a two-year period from the date of acquisition, February 12, 2007, over a base year EBITDA of $4,473,000. In addition, we agreed to make an additional payment ("Additional Contingent Consideration"), subject to certain conditions related to an exclusive supply agreement with a major customer and, to a certain extent, and subject to certain provisions, the achievement of Contingent Consideration. The maximum amount of Additional Contingent Consideration may not exceed $1,900,000. Although not confirmed as of the date of this filing, we believe that Hy-Tech has successfully achieved the required thresholds necessary to be entitled to both the Contingent Consideration and the Additional Contingent Consideration. The total amount of the Contingent Consideration and the Additional Contingent Consideration is approximately $2,200,000. Any amounts due the sellers are payable on or about ninety days subsequent to the second anniversary of the acquisition date. However, we are currently negotiating with the sellers to permit us to make said payments in four quarterly installments commencing in May 2009. Any additional payments made to the Hy-Tech sellers referred to above will be treated by us as additions to goodwill.

        Embassy participated in a multi-employer pension plan until it sold substantially all of its operating assets in October 2005. This plan provided defined benefits to all of its union workers. Contributions to this plan were determined by the union contract. The Company does not administer the plan funds and does not have any control over the plan funds. As a result of Embassy's withdrawal from the plan, it estimated and recorded a withdrawal liability of approximately $369,000, which is payable in quarterly installments of approximately $8,200, which includes interest, from May 2006 through February 2026. At December 31, 2008, the outstanding amount of this withdrawal liability was approximately $331,000, which is included in liabilities of discontinued operations. Further, in connection with the sale of Embassy, we recorded the net present value of a receivable in the amount of approximately $90,000, which is scheduled to be collected at approximately $8,200 per quarter from May 2006 through May 2009.

        Our cash balance at December 31, 2008 of $1,043,000 reflects a decrease of $291,000 from $1,334,000 at December 31, 2007. Our total borrowings decreased $3,505,000 to $30,544,000 from $34,049,000 at December 31, 2007, due primarily to reductions in our term loans, offset by an increase in the short-term credit facility. Cash provided by operating activities of continuing operations for the years ended December 31, 2008 and 2007 were approximately $3,880,000 and $7,791,000, respectively. We believe that cash on hand derived from operations and cash available through borrowings under our credit facilities will be sufficient to allow us to meet our working capital needs for at least the next the next twelve months.

        The percent of debt to total book capitalization (debt plus equity) increased a negligible one tenth of one percent to 47.4% from 47.3% at December 31, 2007.

        Capital spending slowed to $759,000 during the year ended December 31, 2008; a reduction of $542,000 or 42% compared to $1,301,000 in 2007. Capital expenditures currently planned for 2009 are expected to approximate $1,000,000, some of which may be financed through our credit facilities. The majority of the projected 2009 capital expenditures will relate to replacement of computer operated machinery as well as additional new equipment at Hy-Tech which is will improve output as well as enhance new product development.

OFF-BALANCE SHEET ARRANGEMENTS

        Our foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of foreign currencies needed for payments to foreign suppliers. We have not purchased forward contracts on New Taiwan dollars ("TWD"). There were no foreign currency forward contracts outstanding at December 31, 2008.

        Florida Pneumatic imports approximately 9% of its purchases from Japan, with payment due in Japanese yen. As a result, we are subject to the effects of foreign currency exchange fluctuations. We use a variety of techniques to protect ourselves from any adverse effects from these fluctuations, obtaining price reductions from our overseas suppliers, using alternative supplier sources, increasing selling prices, when possible and entering into foreign currency forward contracts.

IMPACT OF INFLATION

        We believe that the effects of changing prices and inflation on our financial position and its results of operations are immaterial.

ENVIRONMENTAL MATTERS

        Although it is difficult to identify precisely the portion of capital expenditures or other costs attributable to compliance with environmental laws and regulations, we do not expect such expenditures or other costs to have a material adverse effect on our consolidated financial position and its results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

  Adoption of New Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 became effective as of January 1, 2008. The adoption of this statement did not have a material effect on our consolidated financial position or results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115", ("SFAS 159"). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 was effective as of the beginning of fiscal 2008. The adoption of this statement did not have a material effect on our consolidated financial position or results of operations.

        In December 2007, the SEC staff issued Staff Accounting Bulletin (SAB) 110, "Share-Based Payment", which amends SAB 107, Share-Based Payment, to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees' exercise behavior does not provide a reasonable basis for estimating the expected term of the options. We currently use the simplified method to estimate the expected term for employee option grants as adequate historical experience is not available to provide a reasonable estimate. SAB 110 is effective for employee options granted after December 31, 2007. We adopted SAB 110 effective January 1, 2008, however, we will continue applying the simplified method until enough historical experience is readily available to provide a reasonable estimate of the expected term for employee option grants.

  Effect of Newly Issued But Not Yet Effective Accounting Pronouncements

        In February 2008, the FASB issued FSP No. FAS 157-2, "Effective Date for FASB Statement No. 157" ("FSP No. FAS 157-2"). This FSP permits the delayed application of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, as defined in this FSP, except for those that are recognized or disclosed at fair value in the financial statements at least annually. As of January 1, 2008, the Company adopted SFAS No. 157, with the exception of its application to nonfinancial assets and nonfinancial liabilities, which the Company will defer in accordance with FSP No. FAS 157-2. The Company is currently evaluating the impact of adopting SFAS No. 157-2 for the year beginning January 1, 2009, for such nonfinancial assets and nonfinancial liabilities on its consolidated financial statements.

        In December 2007, the FASB issued SFAS 160, "Non-controlling Interests in Consolidated Financial Statements: an amendment of ARB No. 51". The new Statement changes the accounting for, and the financial statement presentation of, non-controlling equity interests in a consolidated subsidiary. SFAS 160 replaces the existing minority-interest provisions of Accounting Research Bulletin (ARB) 51, "Consolidated Financial Statements", by defining a new term—non-controlling interests—to replace what were previously called minority interests. The new standard establishes non-controlling interests as a component of the equity of a consolidated entity. The underlying principle of the new standard is that both the controlling interest and the non-controlling interests are part of the equity of a single economic entity: the consolidated reporting entity. Classifying non-controlling interests as a component of consolidated equity is a change from the current practice of treating minority interests as a mezzanine item between liabilities and equity or as a liability. The change affects both the accounting and financial reporting for non-controlling interests in a consolidated subsidiary. SFAS 160 includes reporting requirements intended to clearly identify and differentiate the interests of the parent and the interests of the non-controlling owners. The reporting requirements are required to be applied retrospectively. SFAS 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. We intend to adopt SFAS 160 effective January 1, 2009 and apply its provisions prospectively. We will also present comparative consolidated financial statements that reflect the retrospective application of the disclosure and presentation provisions when it applies the requirements of SFAS 160. We are evaluating the impact that the adoption of SFAS 160 will have on our consolidated financial statements.

        In December 2007, the FASB issued SFAS 141 (revised 2007), "Business Combinations" (SFAS 141(R)) to change how an entity accounts for the acquisition of a business. When effective, SFAS 141(R) will replace existing SFAS 141 in its entirety. SFAS 141(R) carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method). In general, SFAS 141(R) will require acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree. SFAS 141(R) will eliminate the current cost-based purchase method under SFAS 141. The new measurement requirements will result in the recognition of the full amount of acquisition-date goodwill, which includes amounts attributable to non-controlling interests. The acquirer will recognize in income any gain or loss on the remeasurement to acquisition-date fair value of consideration transferred or of previously acquired equity interests in the acquiree. Neither the direct costs incurred to effect a business combination nor the costs the acquirer expects to incur under a plan to restructure an acquired business will be included as part of the business combination accounting. As a result, those costs will be charged to expense when incurred, except for debt or equity issuance costs, which will be accounted for in accordance with other generally accepted accounting principles. SFAS 141(R) will also change the accounting for contingent consideration, in process research and development, contingencies, and restructuring costs. In addition, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination that occur after the measurement period will impact income taxes under SFAS 141(R). SFAS 141(R) is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. We intend to adopt SFAS 141(R) effective January 1, 2009 and apply its provisions prospectively. We are evaluating the impact that the adoption of SFAS 141(R) will have on our consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the Securities and Exchange Commission approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement is not expected to have a material effect on the Company's consolidated financial position, statement of operations or cash flows.

        Management does not believe that any other recently issued, but not yet effective accounting standards if currently adopted would have a material effect on the consolidated financial statements.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Not Required

ITEM 8.    Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
P&F Industries, Inc.

        We have audited the accompanying consolidated balance sheet of P&F Industries, Inc. and Subsidiaries (the "Company") as of December 31, 2008 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. Our audit of the basic financial statements included the financial statement schedule in Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of P&F Industries, Inc. and Subsidiaries as of December 31, 2008, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ J.H. Cohn LLP
Jericho, New York
March 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
P&F Industries, Inc.

        We have audited the accompanying consolidated balance sheet of P&F Industries, Inc. and Subsidiaries (the "Company") as of December 31, 2007, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. Our audit of the basic financial statements included the financial statement Schedule II—Valuation and Qualifying Accounts, as of and for the year ended December 31, 2007 ("financial statement schedule"). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of P&F Industries, Inc. and Subsidiaries as of December 31, 2007, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP
Melville, New York
March 27, 2008

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
CURRENT
Cash	$1,043,235	$1,334,167
Accounts receivable—net	8,506,668	12,883,095
Notes and other receivables	72,272	393,525
Inventories—net	31,285,821	31,736,103
Deferred income taxes—net	1,584,000	1,397,000
Assets of discontinued operations	32,792	56,142
Income tax refund receivable	326,974	225,524
Prepaid expenses and other current assets	885,166	1,171,279

TOTAL CURRENT ASSETS	43,736,928	49,196,835

PROPERTY AND EQUIPMENT
Land	1,549,773	1,549,773
Buildings and improvements	7,636,778	7,613,514
Machinery and equipment	15,568,025	15,563,078

	24,754,576	24,726,365
Less accumulated depreciation and amortization	11,232,252	10,010,179

NET PROPERTY AND EQUIPMENT	13,522,324	14,716,186
GOODWILL	4,183,028	4,594,028
OTHER INTANGIBLE ASSETS—net	3,121,072	11,103,534
DEFERRED INCOME TAXES—net	5,424,000	3,445,000
ASSETS OF DISCONTINUED OPERATIONS	—	9,400
OTHER ASSETS—net	485,133	204,684

TOTAL ASSETS	$70,472,485	$83,269,667

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings	$15,000,000	$8,000,000
Accounts payable	1,961,531	5,042,046
Income taxes payable	—	524,780
Accrued compensation	912,994	1,805,120
Other accrued liabilities	2,825,181	3,489,703
Current maturities of long-term debt	6,515,224	6,305,423
Liabilities of discontinued operations	30,760	30,236

TOTAL CURRENT LIABILITIES	27,245,690	25,197,308
LONG-TERM DEBT, less current maturities	9,028,924	19,744,173
LIABILITIES OF DISCONTINUED OPERATIONS	331,071	342,367

TOTAL LIABILITIES	36,605,685	45,283,848

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock—$10 par; authorized—2,000,000 shares; no shares outstanding	—	—
Common stock
Class A—$1 par; authorized—7,000,000 shares; issued—3,956,431 shares	3,956,431	3,956,431
Class B—$1 par; authorized—2,000,000 shares; no shares issued	—	—
Additional paid-in capital	10,407,315	10,166,662
Retained earnings	22,458,619	26,756,514
Treasury stock, at cost (341,869 and 318,969 shares, respectively)	(2,955,565)	(2,893,788)

TOTAL SHAREHOLDERS' EQUITY	33,866,800	37,985,819

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$70,472,485	$83,269,667

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007
Net revenue	$87,656,544	$110,824,751
Cost of sales	60,741,137	77,982,902

Gross profit	26,915,407	32,841,849
Selling, general and administrative expenses	24,295,671	28,100,060
Impairment of goodwill and other intangible assets	7,477,000	23,461,973

Operating loss	(4,857,264)	(18,720,184)
Interest expense—net	1,768,540	2,917,902

Loss from continuing operations before income taxes	(6,625,804)	(21,638,086)
Income tax benefit	(2,211,000)	(4,415,000)

Loss from continuing operations	(4,414,804)	(17,223,086)

Discontinued operations:
Earnings from operation of discontinued operations (net of tax expense of $64,000 in 2008 and $27,000 in 2007)	116,909	92,665
Gain on sale of asset of discontinued operations (net of tax expense of $2,058,000 in 2007)	—	3,036,551

Earnings from discontinued operations	116,909	3,129,216

Net loss	$(4,297,895)	$(14,093,870)

Basic (loss) earnings per common share:
Continuing operations	$(1.21)	$(4.77)
Discontinued operations	0.03	0.87

Net loss	$(1.18)	$(3.90)

Diluted (loss) earnings per common share:
Continuing operations	$(1.21)	$(4.77)
Discontinued operations	0.03	0.87

Net loss	$(1.18)	$(3.90)

Weighted average common shares outstanding:
Basic	3,628,745	3,612,905

Diluted	3,628,745	3,612,905

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

		Class A Common Stock, $1 Par
						Treasury Stock
				Additional paid-in Capital	Retained earnings
	Total	Shares	Amount			Shares	Amount
Balance—January 1, 2007	$51,521,172	3,850,367	$3,850,367	$9,191,598	$40,850,384	(272,607)	$(2,371,177)
Net loss	(14,093,870)	—	—	—	(14,093,870)	—	—
Issuance of Class A common stock upon exercise of stock options	644,967	106,064	106,064	538,903	—	—	—
Shares surrendered as payment for exercise of stock options	(522,611)	—	—	—	—	(46,362)	(522,611)
Tax benefits from exercise of stock options	84,000	—	—	84,000	—	—	—
Stock-based compensation	352,161	—	—	352,161	—	—	—

Balance—December 31, 2007	37,985,819	3,956,431	3,956,431	10,166,662	26,756,514	(318,969)	(2,893,788)
Net loss	(4,297,895)	—	—	—	(4,297,895)	—	—
Purchase of Class A common stock	(61,777)	—	—	—	—	(22,900)	(61,777)
Stock-based compensation	240,653	—	—	240,653	—	—	—

Balance—December 31, 2008	$33,866,800	3,956,431	$3,956,431	$10,407,315	$22,458,619	(341,869)	$(2,955,565)

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2008	2007
Cash Flows from Operating Activities of Continuing Operations:
Net loss	$(4,297,895)	$(14,093,870)

Earnings from discontinued operations—net of taxes	(116,909)	(3,129,216)
Adjustments to reconcile net loss to net cash provided by operating activities of continuing operations:
Non-cash charges and credits:
Depreciation and amortization	1,694,736	1,600,541
Amortization of other intangible assets	916,462	1,234,299
Amortization of other assets	19,572	12,417
Impairment of goodwill and other intangible assets	7,477,000	23,461,973
Provision for losses on accounts receivable—net	(11,181)	359,719
Stock-based compensation	240,653	352,161
Deferred income taxes—net	(2,166,000)	(5,161,000)
Loss on disposal of property and equipment	242,207	—
Changes in operating assets and liabilities, net of assets and liabilities acquired
Accounts receivable, net	4,387,608	2,583,990
Notes and other receivables	321,253	780,876
Inventories, net	450,282	1,752,904
Income tax refund receivable	(101,450)	1,130,786
Prepaid expenses and other current assets	286,113	252,459
Other assets	(300,021)	189,620
Accounts payable	(3,080,515)	(1,718,613)
Income taxes payable	(524,780)	89,543
Accrued compensation and other accrued liabilities	(1,556,648)	(1,907,947)

Total adjustments	8,178,382	21,884,512

Net cash provided by operating activities of continuing operations	3,880,487	7,790,642

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year ended December 31,
	2008	2007
Cash Flows from Investing Activities of Continuing Operations:
Capital expenditures	(759,431)	$(1,300,857)
Purchase of certain assets, net of certain liabilities, of Hy-Tech Machine, Inc.	—	(19,100,000)
Additional payments for acquisition-related expenses of Hy-Tech Machine, Inc.	—	(912,741)
Additional purchase price adjustment of Hy-Tech Machine, Inc.	—	(752,598)
Proceeds from disposal of property and equipment	16,350	26,733

Net cash used in investing activities of continuing operations	(743,081)	(22,039,463)

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from short-term borrowings	13,100,000	20,500,000
Repayments of short-term borrowings	(6,100,000)	(15,500,000)
Proceeds from term loan	—	19,000,000
Repayments of long-term debt	(10,240,000)	(8,800,000)
Principal payments on long-term debt	(265,448)	(3,769,843)
Proceeds from exercise of stock options	—	122,356
Tax benefits from the exercise of stock options	—	84,000
Purchase of Class A common stock	(61,777)	—

Net cash (used in) provided by financing activities of continuing operations	(3,567,225)	11,636,513

Cash Flows from Discontinued Operations:
Net cash used in operating activities	138,887	(1,233,841)
Net cash provided by investing activities	—	5,094,551
Net cash used in financing activities	—	(1,254,117)

Net cash provided by discontinued operations	138,887	2,606,593

NET DECREASE IN CASH	(290,932)	(5,715)
Cash at beginning of year	1,334,167	1,339,882

Cash at end of year	$1,043,235	$1,334,167

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,866,000	$3,137,000

Income taxes	$733,000	$2,340,000

Supplemental disclosures of non-cash investing and financing activities:

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

December 31, 2008 and 2007

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

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

NOTE 1—SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Revenue Recognition

        The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured. The Company sells its goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods. Revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale. Other than standard product warranty provisions, the Company's sales arrangements provide for no other, or insignificant, post-shipment obligations. The Company does offer rebates and other sales incentives, promotional allowances or discounts, from time to time and for certain customers, typically related to customer purchase volume, all of which are fixed or determinable and are classified as a reduction of revenue and recorded at the time of sale. The Company periodically evaluates whether an allowance for sales returns is necessary. Historically, the Company has experienced little, if any, sales returns. If the Company believes there are potential sales returns, the Company would provide any necessary provision against sales.

Shipping and Handling Costs

        The Company generally does not bill customers for shipping and handling costs. Expenses for shipping and handling costs are included in selling, general and administrative expenses, and totaled approximately $2,466,000 and $2,785,000 for the years ended December 31, 2008 and 2007, respectively.

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand, demand deposits, and short-term investments with maturities of three months or less from the date of acquisition. There were no cash equivalents at December 31, 2008 and 2007. The Company maintains cash balances at various financial institutions. At December 31, 2008, these financial institutions held cash that was approximately $1,771,000 in excess of amounts insured by the Federal Deposit Insurance Corporation and other government agencies.

Financial Instruments

        The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, notes and other receivables, accounts payable and short-term debt, approximate

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

NOTE 1—SUMMARY OF ACCOUNTING POLICIES (Continued)

fair value as of December 31, 2008 and 2007 because of the relatively short-term maturity of these financial instruments. The carrying amounts reported for long-term debt approximate fair value as of December 31, 2008 and 2007 because, in general, the interest rates underlying the instruments fluctuate with market rates.

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

        The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. The Company also records as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and the Company's assessment of the general financial conditions affecting its customer base. If actual collection experience changes, revisions to the allowance may be required. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in the creditworthiness of any of these customers could have a material affect on the Company's results of operations in the period in which such changes or events occur. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. Based on the information available, the Company believes that its allowance for doubtful accounts as of December 31, 2008 was adequate. However, actual write-offs might exceed the recorded allowance.

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

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, possible disclosure of contingent assets and liabilities at the date of the financial instruments and the reported amounts of revenue and expenses during the reporting period. On an

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

NOTE 1—SUMMARY OF ACCOUNTING POLICIES (Continued)

on-going basis P&F evaluates its estimates, including those related to collectability of account receivable, valuation of inventories, recoverability of goodwill and intangible assets and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

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

Long-Lived Assets

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company's assessment of recoverability of property and equipment is performed on an entity level. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of such asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of such asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

NOTE 1—SUMMARY OF ACCOUNTING POLICIES (Continued)

Goodwill and Other Intangible Assets

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 ("SFAS 141"). SFAS 141 replaced Accounting Principles Board Opinion 16 "Business Combination" and requires the use of the purchase method for all business combinations initiated after June 30, 2001.

        Goodwill is carried at cost. Goodwill is not amortized but is subject to an annual test for impairment at the reporting unit level (operating segment or one level below an operating segment) and between annual tests in certain circumstances. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), we test goodwill for impairment on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment might exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with the reporting unit's carrying amount, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the expected present value of future cash flows and the market valuation approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.

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

Warranty Liability

        The Company offers its customers certain warranties against product defects for periods ranging from one to three years. Certain products carry limited lifetime warranties. The Company's typical warranties require it to repair or replace the defective products during the warranty period at no cost to the customer. At the time the product revenue is recognized, the Company records a liability for estimated costs under its warranties. The costs are estimated based on historical experience. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts necessary. While the Company believes that its estimated liability for product warranties is adequate and that the judgment applied is appropriate, the estimated liability for the product warranties could differ materially from future actual warranty costs.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

NOTE 1—SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Advertising

        The Company expenses its costs of advertising in the period in which they are incurred. Advertising costs for the years ended December 31, 2008 and 2007 were $1,112,000 and $2,048,000, respectively.

Loss Per Common Share

        Basic loss per common share excludes any dilution. It is based upon the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share reflects the effect of shares of common stock issuable upon the exercise of options, unless the effect on earnings is antidilutive.

        Diluted loss per common share is computed using the treasury stock method. Under this method, the aggregate number of shares of common stock outstanding reflects the assumed use of proceeds from the hypothetical exercise of any outstanding options or warrants to purchase shares of the Company's Class A Common Stock. The average market value for the period is used as the assumed purchase price.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

NOTE 1—SUMMARY OF ACCOUNTING POLICIES (Continued)

        The following table sets forth the computation of basic and diluted loss per common share:

	Year Ended December 31,
	2008	2007
Numerator:
Numerator for basic and diluted loss per common share:
Loss from continuing operations	$(4,415,000)	$(17,223,000)
Income from discontinued operations, net of taxes	117,000	3,129,000

Net loss	$(4,298,000)	$(14,094,000)

Denominator:
Denominator for basic loss per share—weighted average common shares outstanding	3,629,000	3,613,000
Effect of dilutive securities:
Stock options	—	—

Denominator for diluted loss per share—adjusted weighted average common shares and assumed conversions	3,629,000	3,613,000

        At December 31, 2008 and 2007, and during the years then ended, there were outstanding stock options whose exercise prices were higher than the average market values for the respective periods. These options are anti-dilutive and were excluded from the computation of earnings per share during the years ended December 31, 2008 and 2007, respectively. The weighted average anti-dilutive options outstanding for the years ended December 31, 2008 and 2007 were 440,077 and 59,453, respectively. Diluted loss per share for the years ended December 31, 2008 and 2007 was the same as basic loss per share, since the effect of the inclusion of common share equivalents would be anti-dilutive, because of the reported loss.

Stock-Based Compensation

        In accordance with SFAS 123(R), the Company's loss for the years ended December 31, 2008 and December 31, 2007 were approximately $241,000 and $352,000 higher than if we had continued to account for stock-based compensation under APB Opinion 25. Compensation expense is recognized in the selling, general and administrative expenses line item of the Company's statements of operations on a straight-line basis over the vesting periods. There were no capitalized stock-based compensation costs at December 31, 2008 and 2007.The fair values of the Company's common stock options were estimated on the date of the grant using the Black-Scholes pricing model with the following assumptions: (i) the expected term was based on historical exercises and terminations; (ii) the expected volatility of our shares of common stock was determined using historical volatilities based on historical stock prices over a period of time equal to the expected life of the options; (iii) the dividend yield is 0% as the Company has historically not declared dividends and does not expect to declare any in the future and (iv) with respect to risk-free interest rate, the Company applies the ten year treasury bill interest rate as of the date of the grant.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

NOTE 1—SUMMARY OF ACCOUNTING POLICIES (Continued)

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

        For derivative instruments that are designated and qualify as fair value hedges (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedge item attributable to the hedged risk are recognized in earnings in the current period. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure of variability in the expected future cash flows that would be attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated comprehensive income, net of tax (a component of shareholders' equity) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument, if any (i.e., the ineffective portion and any portion of the derivative instrument excluded from the assessment of effectiveness), is recognized in earnings in the current period. For derivative instruments not designated as hedging instruments, changes in the fair market values are recognized in earnings as a component of cost of sales.

        The Company accounts for changes in the fair value of its foreign currency contracts by marking them to market and recognizing any resulting gains or losses through its statements of operations. The Company also marks its yen-denominated payables to market, recognizing any resulting gains or losses in its statements of operations. At December 31, 2008, the Company had no foreign currency forward contracts to purchase Japanese yen at contracted forward rates. During the years ended December 31, 2008 and 2007, the Company recorded in its cost of sales net realized gains of approximately $27,000 and $18,000, respectively, on foreign currency transactions. At December 31, 2008 and 2007, the Company had no material unrealized gains or losses on foreign currency transactions.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

NOTE 1—SUMMARY OF ACCOUNTING POLICIES (Continued)

NEW ACCOUNTING PRONOUNCEMENTS

  Adoption of New Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 became effective as of January 1, 2008. The adoption of this statement did not have a material effect on our consolidated financial position or results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115", ("SFAS 159"). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 was effective as of the beginning of fiscal 2008. The adoption of this statement had no effect on our consolidated financial position or results of operations, since we did not elect the fair value option.

        In December 2007, the SEC staff issued Staff Accounting Bulletin (SAB) 110, Share-Based Payment, which amends SAB 107, Share-Based Payment, to permit public companies, under certain circumstances, to use the simplified method in SAB 107 for employee option grants after December 31, 2007. Use of the simplified method after December 2007 is permitted only for companies whose historical data about their employees' exercise behavior does not provide a reasonable basis for estimating the expected term of the options. We currently use the simplified method to estimate the expected term for employee option grants as adequate historical experience is not available to provide a reasonable estimate. SAB 110 is effective for employee options granted after December 31, 2007. We adopted SAB 110 effective January 1, 2008 and will continue applying the simplified method until enough historical experience is readily available to provide a reasonable estimate of the expected term for employee option grants.

Effect of Newly Issued But Not Yet Effective Accounting Pronouncements

        In December 2007, the FASB issued SFAS 141 (revised 2007), "Business Combinations" (SFAS 141(R)) to change how an entity accounts for the acquisition of a business. When effective, SFAS 141(R) will replace existing SFAS 141 in its entirety. SFAS 141(R) carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method). In general, SFAS 141(R) will require acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree. SFAS 141(R) will eliminate the current cost based purchase method under SFAS 141. The new measurement requirements will result in the recognition of the full amount of acquisition-date goodwill, which includes amounts attributable to non-controlling interests. The acquirer will recognize in income any gain or loss on the remeasurement to acquisition-date fair value of consideration transferred or of previously acquired equity interests in the acquiree. Neither the direct costs incurred to effect a business combination nor the costs the acquirer expects to incur under a plan to restructure an acquired business will be included as part of the business combination accounting. As a result, those

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

NOTE 1—SUMMARY OF ACCOUNTING POLICIES (Continued)

costs will be charged to expense when incurred, except for debt or equity issuance costs, which will be accounted for in accordance with other generally accepted accounting principles. SFAS 141(R) will also change the accounting for contingent consideration, in process research and development, contingencies, and restructuring costs. In addition, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination that occur after the measurement period will impact income taxes under SFAS 141(R). SFAS 141(R) is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. We intend to adopt SFAS 141(R) effective January 1, 2009 and apply its provisions prospectively. We are evaluating the impact that the adoption of SFAS 141(R) will have on our consolidated financial statements.

        In December 2007, the FASB issued SFAS 160, "Non-controlling Interests in Consolidated Financial Statements": an amendment of ARB No. 51. The new Statement changes the accounting for, and the financial statement presentation of, non-controlling equity interests in a consolidated subsidiary. SFAS 160 replaces the existing minority-interest provisions of Accounting Research Bulletin (ARB) 51, "Consolidated Financial Statements", by defining a new term—non-controlling interests—to replace what were previously called minority interests. The new standard establishes non-controlling interests as a component of the equity of a consolidated entity. The underlying principle of the new standard is that both the controlling interest and the non-controlling interests are part of the equity of a single economic entity: the consolidated reporting entity. Classifying non-controlling interests as a component of consolidated equity is a change from the current practice of treating minority interests as a mezzanine item between liabilities and equity or as a liability. The change affects both the accounting and financial reporting for non-controlling interests in a consolidated subsidiary. SFAS 160 includes reporting requirements intended to clearly identify and differentiate the interests of the parent and the interests of the non-controlling owners. The reporting requirements are required to be applied retrospectively. SFAS 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. We intend to adopt SFAS 160 effective January 1, 2009 and apply its provisions prospectively. We will also present comparative financial statements that reflect the retrospective application of the disclosure and presentation provisions when it applies the requirements of SFAS 160. We are evaluating the impact that the adoption of SFAS 160 will have on our consolidated financial statements.

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the Security and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement is not expected to have a material effect on the Company's consolidated financial position, statement of operations or cash flows.

        Management does not believe that any other recently issued, but not yet effective accounting standards if currently adopted would have a material effect on the consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

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

        The Company agreed to make additional payments ("Contingent Consideration") to the Sellers. The amount of Contingent Consideration is to be based on a percentage of the average increase in earnings before interest, taxes, depreciation and amortization ("EBITDA") over a two-year period from the date of acquisition, over a base year EBITDA of $4,473,000. In addition, the Company agreed to make an additional payment ("Additional Contingent Consideration"), subject to certain conditions related to an exclusive supply agreement with a major customer and, to a certain extent and subject to certain provisions, the achievement of Contingent Consideration. This Additional Contingent Consideration may not exceed $1,900,000. Any such additional payments for Contingent Consideration or Additional Contingent Consideration, if any, would be payable on or about ninety days subsequent to the second anniversary of the acquisition date and will be treated by the Company as additions to goodwill.

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

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

NOTE 2—ACQUISITIONS (Continued)

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

Backlog	6 months
Customer relationships	6–13 years
Trademark	Indefinite
Engineering drawings	20 years

        The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and Hy-Tech as though the acquisition transaction had occurred as of January 1, 2007. The pro forma amounts give effect to appropriate adjustments for amortization of

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

NOTE 2—ACQUISITIONS (Continued)

intangible assets, interest expense and income taxes. The pro forma amounts presented are not necessarily indicative of either the actual consolidated operating results had the acquisition transaction occurred as of January 1, 2007 or of future consolidated operating results.

Year Ending December 31, 2007
Net revenue	$113,004,000

Net loss	$(13,911,000)

Loss per share of common stock
Basic	$(3.85)

Diluted	$(3.85)

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

        In January 2006, Embassy entered into a Contract of Sale of with J. D'Addario & Company, Inc., ("D'Addario") to sell its Farmingdale, New York premises (the "Farmingdale Premises") to D'Addario for a purchase price of $6,403,000. On July 24, 2006, Embassy received a letter (the "Purchaser Letter") from counsel to D'Addario, purporting to terminate the Contract of Sale of the Farmingdale Premises. The Purchaser Letter purported to terminate the Contract of Sale based upon D'Addario's assertion that Embassy had not satisfied certain requirements and demands that the escrow agent return the down-payment with accrued interest, and that Purchaser be reimbursed for the costs of survey and title examination.

        Embassy informed D'Addasrio that its purported termination of the Contract of Sale was in default of its obligation to consummate the purchase of the Farmingdale Premises under the terms of the Contract of Sale. On August 2, 2006, D'Addario instituted an action against Embassy in the Supreme Court of the State of New York, County of Suffolk, for breach of contract and return of down-payment, seeking $650,000, together with costs of title and survey and interest thereon, and the cost of the action. The down-payment remains in escrow pending resolution of this matter. Embassy believes the action is without merit and is vigorously defending its position.

        In June 2007, Embassy received approximately $6,300,000 from the sale of the real property it owned, used the after-tax proceeds from the sale to satisfy the mortgage on the building of approximately $1,200,000 and to reduce its long-term debt. The Company recorded a pre-tax gain from the sale of approximately $5,100,000.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

NOTE 3—DISCONTINUED OPERATIONS (Continued)

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

        The following amounts related to Embassy and Green have been segregated from the Company's continuing operations and are reported as assets held for sale and assets and liabilities of discontinued operations in the consolidated balance sheets:

	December 31,
	2008	2007
Assets of discontinued operations:
Current:
Prepaid expenses	$33,000	$56,000
Long-term:
Other receivable	—	9,000

Total assets held for sale and assets of discontinued operations	$33,000	$65,000

Liabilities of discontinued operations:
Current:
Accounts payable and accrued expenses	$31,000	$30,000
Long-term:
Pension withdrawal liability	331,000	342,000

Total liabilities of discontinued operations	$362,000	$372,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

NOTE 3—DISCONTINUED OPERATIONS (Continued)

        Results of operations for Embassy and Green and have been segregated from continuing operations and reflected as discontinued operations approximately as follows:

	Year Ended December 31,
	2008	2007
Earnings from operation of discontinued operations, before taxes	$181,000	$119,000
Income tax expense	(64,000)	(27,000)

Earnings from operation of discontinued operations	117,000	93,000

Gain on sale of assets held for sale, before taxes	—	5,095,000
Income tax expense	—	(2,058,000)

Gain on sale of assets held for sale	—	3,037,000

Earnings from discontinued operations	$117,000	$3,129,000

NOTE 4—ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

        Accounts receivable—net consists of:

	December 31,
	2008	2007
Trade accounts receivable	$9,114,000	$13,502,000
Allowance for doubtful accounts	(607,000)	(619,000)

	$8,507,000	$12,883,000

NOTE 5—INVENTORIES

        Inventories—net consist of:

	December 31,
	2008	2007
Raw material	$2,019,000	$2,525,000
Work in process	1,606,000	2,156,000
Finished goods	31,575,000	30,620,000

	35,200,000	35,301,000
Reserve for obsolete and slow-moving inventories	(3,914,000)	(3,565,000)

	$31,286,000	$31,736,000

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

        The Company's Hardware segment principally markets two product lines: stair products, which are installed in new homes; and fencing, window and door accessories. Both product lines are marketed

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

throughout the United States with a greater portion of its revenue being generated in the southern and western regions. According to the U.S. Department of Commerce Census data, new single-unit housing completions were approximately 819,000, 1,218,000, 1,655,000 and 1,636,000 for 2008, 2007, 2006 and 2005, respectively. The fall-off of single unit housing starts from 2007 to 2008 of 399,000 or 32.8% highlights the significance of the affect on our Company. The decline in the Hardware segment's primary customer base was exacerbated by a slowing of the general economy and a growing credit and mortgage crisis. The aggregate affect of the foregoing factors adversely affected both the revenue and the operating margin of the Company's Hardware segment.

        In accordance SFAS 142, the Company performed its annual impairment test of goodwill during the fourth quarter based on conditions as of November 30, 2008. The impairment testing is performed in two steps: (i) The Company compares the fair value of a reporting unit with its carrying value, and (ii) if there is impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The revised fair value of a reporting unit is allocated to the assets and liabilities of the business unit to arrive at an implied fair value of goodwill, based upon known facts and circumstances, as if the acquisition occurred at that time. As a result of the Company's testing, it was determined that the carrying value of goodwill and other intangible assets were impaired. The Company determines the fair value of its reporting units using a weighted average of the income approach methodology of valuation which considers the expected present value of future cash flows and the market valuation approach. Although the Hardware segment reported an operating profit for 2008, it should be noted that as an integral part of the valuation process the Company anticipates minimal growth in future periods, based upon available statistical data pertaining to new home construction, which is the primary market for many of the products sold by this segment as well as input from its senior management staff. As a result of this impairment test it was determined that goodwill at Woodmark was impaired, resulting in a charge of approximately $411,000. Further, as a result of this impairment analysis it was determined that the carrying value of the trademark was also impaired, resulting in a $400,000 write-down of this asset. Lastly, it was determined that the vendor relationships at Woodmark and Pacific Stairs were fully impaired, as such, the Company wrote off the aggregate balance of approximately $6,666,000.

        During the fourth quarter of 2007, the Company performed its annual impairment test of goodwill based on conditions as of November 30, 2007, in accordance with SFAS 142, and determined that goodwill at Florida Pneumatic and the operating units within the Countrywide segment were impaired necessitating a charge of approximately $21,243,000. Further, as a result of this impairment analysis it was determined that the carrying value of the vendor relationships in other intangible assets was fully impaired. As such, the Company wrote off the balance of approximately $2,219,000. The Company believes the intangible assets that were impaired are essentially the result of the significant reduction in new home construction during the year, which is a critical component to our business along with the general economic down-turn in the geographical sectors in which we market our products.

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

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

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

        The changes in the carrying amounts of goodwill are as follows:

	Consolidated	Tools	Hardware
Balance, January 1, 2007	$24,921,000	$2,394,000	$22,527,000
Goodwill acquired during 2007	916,000	916,000	—
Goodwill impairment during 2007	(21,243,000)	(2,394,000)	(18,849,000)

Balance, December 31, 2007	4,594,000	916,000	3,678,000
Goodwill impairment during 2008	(411,000)	—	(411,000)

Balance December 31, 2008	$4,183,000	$916,000	$3,267,000

        The changes in other intangible assets were as follows:

	December 31, 2008			December 31, 2007
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships	$5,070,000	$2,604,000	$2,466,000	$14,130,000	$4,117,000	$10,013,000
Non-compete and Employment agreements	810,000	790,000	20,000	810,000	780,000	30,000
Trademark	299,000	—	299,000	699,000	—	699,000
Drawings	290,000	27,000	263,000	290,000	12,000	278,000
Licensing	105,000	32,000	73,000	105,000	21,000	84,000

Totals	$6,574,000	$3,453,000	$3,121,000	$16,034,000	$4,930,000	$11,104,000

        The table above reflects impairment charges recorded in the Hardware segment totaling approximately $7,066,000 and $2,219,000 for the years ended December 31, 2008 and 2007, respectively. Woodmark and Pacific Stair both reported decreases in revenue during both 2008 and 2007, primarily the result of the significant downturn in housing starts, which is a key factor for both subsidiaries, as well as the loss of a key customer at Woodmark. There was no impairment charges recorded in the Tools segment.

        Amortization expense for intangible assets subject to amortization was approximately $916,000 and $1,234,000 for the years ended December 31, 2008 and 2007, respectively. Amortization expense for each of the next five years is estimated to be as follows 2009—$360,000; 2010—$361,000; 2011—

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

$350,000; 2012—$351,000; and 2013—$206,000. The weighted average amortization period for intangible assets was 9.9 years and 13.1 years at December 31, 2008 and 2007, respectively.

NOTE 7—SHORT-TERM BORROWINGS

        The Company and its subsidiaries as co-borrowers entered into the Credit Agreement, ("Credit Agreement") as amended, with two banks in 2004. This agreement includes a revolving credit loan facility, which provides a total of $18,000,000 for direct borrowings, with various sublimits for letters of credit, bankers' acceptances and equipment loans. There are no commitment fees for any unused portion of this Credit Agreement. The Credit Agreement is subject to review by the lending banks. During the year, the Company and the banks executed various amendments to the Credit Agreement which, among other things, established new applicable loan margins for both a revolving credit facility as well as for applicable term loan margins, expanded the definition of eligible inventory, amended certain financial covenants and set February 17, 2009, as the termination date of the revolving credit loan portion of the Credit Agreement facility. Subsequent to year and prior to February 17, 2009 the Company and the banks executed an amendment which essentially extended the termination date of the revolving credit loan portion of the credit agreement facility to March 31, 2009. The Company and the banks are negotiating terms of a further amendment which is intended to, among other things extend the term of the revolving portion of the facility and restructure the term loans. However, there can be no assurance this will occur. Direct borrowings under the revolving credit loan facility are secured by the Company's accounts receivable, inventories and equipment and are cross-guaranteed by each of the Company's subsidiaries. These borrowings bear interest at LIBOR (London InterBank Offered Rate) or the prime interest rate, plus the currently applicable loan margin. The loan margins added to LIBOR were 2.00% and 1.75% at December 31, 2008 and 2007, respectively. The loan margin added to the prime interest rate at both December 31, 2008 and 2007, was 0.5%. At December 31, 2008 and 2007, the balances outstanding on the revolving credit loan facility were $15,000,000 and $8,000,000, respectively.

        The foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. There were no foreign currency forward contracts outstanding under the foreign exchange line at December 31, 2008.

        Under the terms of the credit agreement, we are required to adhere to certain financial covenants. At December 31, 2008, we were not in compliance with certain of these financial covenants. Subsequent to December 31, 2008, the banks issued an amendment which, among other things, waived compliance with such financial covenants. Further, the amendment modified certain terms and conditions in connection with the credit agreement. The Company believes that this amendment will enable it to be in compliance with financial covenants in future periods. Accordingly, the Company has not reclassified to current liabilities the long-term portions of our bank debts. See Note 17—subsequent event.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

NOTE 8—WARRANTY LIABILITY

        Changes in the Company's warranty liability, included in other accrued liabilities were as follows:

	Year Ended December 31,
	2008	2007
Balance, beginning of year	$552,000	$368,000
Warranties issued and changes in estimated pre-existing warranties	727,000	1,034,000
Actual warranty costs incurred	(942,000)	(850,000)

Balance, end of year	$337,000	$552,000

NOTE 9—LONG-TERM DEBT

        The Company's credit agreement also includes a term loan facility, which provided a maximum commitment of $34,000,000 to finance acquisitions subject to the approval of the lending banks. Borrowings under the term loan facility are secured by the Company's accounts receivable, inventories and equipment and are cross-guaranteed by each of the Company's subsidiaries. These borrowings bear interest at LIBOR or the prime interest rate, plus the currently applicable loan margin.

        In connection with the acquisition of Hy-Tech in February 2007, the Company executed and delivered an amendment to the credit agreement, which provided a new term loan in the amount of $19,000,000 (the "Hy-Tech term loan"). During 2007, the Company paid $5,000,000 against the Hy-Tech term loan. In January 2008, the Company paid an additional $5,000,000 against the Hy-Tech term loan through additional borrowings on the revolving credit loan facility. As a result of these principal payments which aggregated $10,000,000, the Hy-Tech term loan balance was $14,000,000 at December 31, 2007 and $9,000,000 at the time of commencement of the scheduled principal payments. The Hy-Tech term loan is payable in 25 equal quarterly payments, which commenced January 25, 2008. As the result of the principal payments made prior to the commencement of the scheduled payments, the amount of each quarterly principal payment is $360,000. There was $7,560,000 and $14,000,000 outstanding against this term loan at December 31, 2008 and 2007, respectively.

        The Company borrowed $29,000,000 against the term loan facility to finance the Company's acquisition of Woodmark. The principal amount on this term loan is payable in quarterly installments of $950,000. At December 31, 2008 and 2007, there was $6,000,000 and $9,800,000, respectively, outstanding against this term loan. The loan margins added to LIBOR were 2.25% and 2.00% at December 31, 2008 and 2007, respectively, and the loan margins added to the prime interest rate were 0.5% and 0.25% at December 31, 2008 and 2007, respectively.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

NOTE 9—LONG-TERM DEBT (Continued)

        Long-term debt consists of:

	December 31,
	2008	2007
Term loan—$950,000 (plus interest at LIBOR plus the applicable loan margin) payable quarterly through June 2010, and the balance of $300,000 payable in September 2010	$6,000,000	$9,800,000
Term loan—$360,000 (plus interest at LIBOR plus the applicable loan margin) payable quarterly commencing January 31, 2008 through January 31, 2014.	7,560,000	14,000,000
Mortgage loan—$11,244 (plus interest at LIBOR plus 155 basis points) payable monthly through May 2009, when a final payment of approximately $1,090,000 is due(a)	1,136,000	1,270,000
Mortgage loan—$16,388 (including interest at 7.09%) payable monthly through March 2014(a)	848,000	979,000

	15,544,000	26,049,000
Less current maturities	6,515,000	6,305,000

	$9,029,000	$19,744,000

(a)
These mortgages payable relate to land and buildings of certain of the Company's subsidiaries. Property with a net book value of approximately $4,220,000 and $4,419,000 at December 31, 2008 and December 31, 2007, respectively, has been pledged as collateral.

        The aggregate amounts of the long-term debt scheduled to mature in each of the years ended December 31 are approximately as follows: 2009—$6,515,000; 2010—$3,794,000; 2011—$1,602,000; 2012—$1,614,000; 2013—$1,627,000; and 2014—$392,000. Interest expense on long-term debt was approximately $983,000 and $2,107,000 for the years ended December 31, 2008 and 2007, respectively. Total interest expense for the years ended December 31, 2008 and 2007 approximately $1,769,000 and $2,918,000, respectively, net of interest income of approximately $1,000 and $16,000, respectively.

        In July 2007, Embassy paid in full the balance of approximately $1,207,000 outstanding on its mortgage loan.

        Under the terms of the credit agreement, we are required to adhere to certain financial covenants. At December 31, 2008, we were not in compliance with certain of these financial covenants. Subsequent to December 31, 2008, the banks issued an amendment which, among other things, waived compliance with such financial covenants. Further, the amendment modified certain terms and conditions in connection with the credit agreement. The Company believes that this amendment will enable it to be in compliance with financial covenants in future periods. Accordingly, the Company has not reclassified to current liabilities the long-term portions of our bank debts. See Note 17—subsequent event.

NOTE 10—CAPITAL STOCK TRANSACTIONS

        During the year ended December 31, 2008, the Company purchased 22,900 shares of its Class A Common Stock, at a cost of $61,777, in connection with a program to repurchase shares. The Company did not repurchase any of its Class A common shares during the year ended December 31, 2007.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

NOTE 10—CAPITAL STOCK TRANSACTIONS (Continued)

        In September 2008, the Company's Board of Directors extended to September 30, 2009 the time during which the Company may purchase shares of its Class A Common Stock under its previously authorized share repurchase program. The Company is authorized to purchase up to 127,500 shares remaining pursuant to such share repurchase program. The timing and amount of share repurchases, if any, will depend on business and market conditions, as well as legal and regulatory considerations, among other things. The Company can give no assurances as to when or whether it will repurchase any shares.

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

        During the year ended December 31, 2008, the Company granted options to purchase 174,000 shares of its Class A Common Stock, of which 145,000 were granted to its Chief Executive Officer/President and 25,000 to its Chief Operating Officer/Chief Financial Officer, with the balance to a non-executive employee of the Company. Twenty-percent of the options granted to the Chief Executive Officer/President vest on each of the first five anniversaries of the date of the grant. One-third of the options granted to the Chief Operating Officer/Chief Financial Officer vest on each of the first three anniversaries of the grant date. The remaining 4,000 options were immediately vested on the grant date. All options granted during the year ended December 31, 2008 have an exercise price of $4.16 and will expire ten years from the date of the grant.

        During the year ended December 31, 2007, the Company granted options to purchase 92,500 shares of its Class A Common Stock, of which 25,000 were granted to its Chief Executive Officer/President, 20,000 to its Chief Operating Officer/Chief Financial Officer, 4,500 to members of the Board of Directors of the Company and 43,000 to non-executive employees of the Company. One-third of the

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

NOTE 11—STOCK OPTIONS (Continued)

options granted to the Chief Executive Officer/President and the Chief Operating Officer/Chief Financial Officer vest on each of the first three anniversaries of the date of the grant. The options granted to members of the Board of Directors of the Company and non-executive employees of the Company were immediately vested on the grant date. Of the total options granted during the year ended December 31, 2007, 92,000 have an exercise price of $11.20 and 500 have an exercise price of $11.38. All options granted during the year ended December 31, 2007 will expire ten years from the date of the grant.

        The Company estimated the fair value of its common stock options using the following assumptions for the year ended December 31, 2008.

	2008	2007
Risk-free interest rate	4.2%	5.2%
Expected term (in years)	Ranging from 6.8 to 10.	8.2
Volatility	Ranging from 40.39% to 41.49%	34.9%
Dividend yield	0%	0%
Weighted-average fair value of options granted	$2.43	$5.68

        The following table contains information on the status of our stock options:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding, January 1, 2007	560,900	$7.69
Granted	92,500	11.20
Exercised	(106,064)	6.08
Expired	(13,900)	9.41

Outstanding, December 31, 2007	533,436	8.58
Granted	174,000	4.16
Expired	(153,500)	7.90

Outstanding, December 31, 2008	553,936	7.38	—

Vested, December 31, 2008	341,530	$8.59	$—

        The following is a summary of changes in non-vested shares:

	December 31,
	2008		2007
	Option Shares	Weighted Average Grant-Date Fair Value	Option Shares	Weighted Average Grant-Date Fair Value
Non-vested shares, beginning of year	71,827	$5.20	49,488	$3.77
Granted	170,000	2.44	45,000	6.52
Vested	(29,421)	5.00	(22,661)	4.68
Forfeited	—	—	—	—

Non-vested shares, end of year	212,406	3.02	71,827	5.20

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

NOTE 11—STOCK OPTIONS (Continued)

        The Company recognizes compensation cost over the requisite service period. However, the exercisability of the respective non-vested options, which are at pre-determined dates on a calendar year, do not necessarily correspond to the period(s) in which straight-line amortization of compensation cost is recorded.

Other Information

        As of December 31, 2008, the Company had approximately $385,000 of total unrecognized compensation cost related to non-vested awards granted under our share-based plans, which we expect to recognize over a weighted-average period of 2.5 years.

        The Company received cash of approximately $122,000 from the exercise of stock options during the year ended December 31, 2007. The impact of these cash receipts is included in financing activities in the accompanying consolidated statements of cash flows. SFAS 123(R) requires that cash flows from tax benefits attributable to tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) be classified as operating and financing cash flows.

        There were options available for issuance under the Current Plan as of December 31 of each year as follows: 2008—417,900 and 2007—590,900. Of the options outstanding at December 31, 2008, 539,936 were issued under the Current Plan and 14,000 were issued under the Prior Plan.

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2008:

	Options outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life (Years)
Range of Exercise Prices	Number outstanding		Weighted Average Exercise Price	Number exercisable	Weighted Average Life	Weighted Average Exercise Price
$6.00	109,436	3.5	$6.00	109,436	3.5	$6.00
$7.90–$8.06	115,688	5.5	8.05	115,688	5.5	8.05
$8.75	2,000	1.3	8.75	2,000	1.3	8.75
$8.87	24,812	0.5	8.87	12,406	0.5	8.87
$8.94	12,000	0.2	8.94	12,000	0.2	8.94
$14.44–$16.68	24,500	6.5	16.50	24,500	6.5	16.50
$11.20–$11.38	91,500	8.5	11.20	61,500	8.5	11.20
$4.16	174,000	9.5	4.16	4,000	9.5	4.16

$6.00–$16.68	553,936	6.5	7.38	341,530	5.1	8.59

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

NOTE 12—INCOME TAXES

        Income tax (benefit) on continuing operations in the consolidated statements of operations consists of:

	Year Ended December 31,
	2008	2007
Current:
Federal	$(84,000)	$1,030,000
State and local	39,000	(224,000)

Total current	(45,000)	806,000

Deferred:
Federal	(2,227,000)	(4,851,000)
State and local	61,000	(370,000)

Total deferred	(2,166,000)	(5,221,000)

Totals	$(2,211,000)	$(4,415,000)

        The Company recognized deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The impact on deferred income taxes of changes in tax rates and laws, if any, is reflected in the consolidated financial statements in the period enacted.

        The Company recognized deferred income tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The impact on deferred income taxes of changes in tax rates and laws, if any, is reflected in the Consolidated Financial Statements in the period enacted

        The Company has net deferred tax assets in the amount of approximately $7 million as of December 31, 2008. Approximately $6 million of the net deferred tax assets results from the impairment charge recorded for certain intangible assets and goodwill of Woodmark and PSP. Management believes these assets are fully realizable based on several factors including the tax amortization period which runs through 2020 and its ability to carryback the tax benefits to prior years. In determining the realizability of the deferred tax assets Management considered such factors as future projections of the number of new housing starts and future general market conditions in order to ascertain the Company's future taxable income.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

NOTE 12—INCOME TAXES (Continued)

        Deferred tax assets (liabilities) consist of:

	December 31,
	2008	2007
Deferred tax assets—current:
Bad debt reserves	$221,000	$229,000
Inventory reserves	842,000	661,000
Warranty and other reserves	614,000	788,000
Accrued wages	167,000	—

	1,844,000	1,678,000
Valuation allowance	(25,000)	(24,000)

	1,819,000	1,654,000
Deferred tax liabilities—current:
Prepaid expenses	(235,000)	(257,000)

Net deferred tax assets—current	$1,584,000	$1,397,000

Deferred tax assets—non-current
Intangibles	$3,136,000	$457,000
Goodwill	2,948,000	3,373,000
State net operating loss	116,000	51,000
Other	143,000	68,000

	6,343,000	3,949,000
Valuation allowance	(300,000)	(153,000)

	6,043,000	3,796,000

Deferred tax liabilities—non-current:
Depreciation	(619,000)	(351,000)

Net deferred tax assets—non-current	$5,424,000	$3,445,000

        Under SFAS 109, the Company recorded a full valuation allowance for the state tax benefit related to deferred tax assets, including a state net operating loss carry forward of approximately $1,600,000 which expires in 2017 through 2028. The Company believes it is more likely than not that the remaining tax benefits associated with these net deferred tax assets will be realized in the foreseeable future based upon its ability to generate sufficient taxable income.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

NOTE 12—INCOME TAXES (Continued)

        A reconciliation of the Federal statutory rate to the total effective tax rate applicable to (loss) from continuing operations before income taxes is as follows:

	Year ending December 31,
	2008		2007
	$	%	$	%
Federal income tax benefits computed at statutory rates	$(2,253,000)	(34.0)%	$(7,357,000)	(34.0)%
(Decrease) increase in taxes resulting from:
State and local taxes, net of Federal tax benefit	(82,000)	(1.2)	(250,000)	(1.1)
Increase in valuation allowance	148,000	2.2	177,000	0.8
Expenses not deductible for tax purposes	43,000	0.7	73,000	0.3
Goodwill impairment	—	—	3,272,000	15.1
Tax audit settlements	(51,000)	(0.8)	(319,000)	(1.5)
Other	(16,000)	(0.3)	(11,000)	—

Income tax benefit	$(2,211,000)	(33.4)%	$(4,415,000)	(20.4)%

        The Company adopted the provisions of FIN 48 on January 1, 2007. The cumulative effect of adopting FIN 48 did not have a material impact on the Company's consolidated financial position or results of operations. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2008	$51,000
Additions for tax positions related to prior years	—
Lapse of statute of limitations	(51,000)
Settlements with taxing authorities	—

Balance at December 31, 2008	$—

        Interest and penalties, if any, related to income tax liabilities are included in income tax expense. As of December 31, 2008, the Company no longer has a liability for unrecognized tax benefits.

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

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

NOTE 12—INCOME TAXES (Continued)

        In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force in Issue No. 06-3 ("EITF 06-3"), "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is Gross versus Net Presentation)." The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on revenue-producing activity between a seller and a customer and may include, but is not limited to, sales use, value added, and some excise taxes. EITF 06-3 also concluded that the presentation of taxes within its scope on either a gross (included in revenue and costs) or net (excluded from revenue) basis is an accounting policy decision subject to appropriate disclosure. EITF 06-3 is effective for periods beginning after December 15, 2006. The Company currently presents these taxes on a net basis and has elected not to change its presentation method.

NOTE 13—COMMITMENTS AND CONTINGENCIES

        (a)   P&F and certain of its subsidiaries have adopted a defined contribution pension plan, which covers substantially all non-union employees. Contributions to this plan were determined as a percentage of compensation. The amounts recognized as pension expense for this plan were approximately $476,000 and $504,000, for the years ended December 31, 2008 and 2007, respectively.

        The Company maintains a defined contribution 401(k) plan, which covers all of their respective employees. Certain of the Company's subsidiaries provide for employer contributions to the plan, which are determined as a percentage of employee contributions. The amounts recognized as expense for this plan were approximately $181,000 and $147,000, for the years ended December 31, 2008 and 2007, respectively.

        Embassy participated in a multi-employer pension plan until it sold substantially all of its operating assets in October 2005. This plan provided defined benefits to all of its union workers. Contributions to this plan were determined by the union contract. The Company does not administer the plan funds and does not have any control over the plan funds. As a result of Embassy's withdrawal from the plan, it estimated and recorded a withdrawal liability of approximately $369,000, which is payable in quarterly installments of approximately $8,200, which includes interest, from May 2006 through February 2026. At December 31, 2008 the outstanding amount of this withdrawal liability was approximately $331,000, which is included in liabilities of discontinued operations. Further, in connection with the sale of Embassy, we recorded the net present value of a receivable in the amount of approximately $90,000, which is scheduled to be collected at approximately $8,200 per quarter from May 2006 through May 2009.

        (b)   Effective January 1, 2007, the Company entered into an employment agreement with its Chairman, President and Chief Executive Officer (the "officer") that supersedes a prior agreement dated May 30, 2001, as amended. The employment agreement provides for the officer to serve as the Company's President and Chief Executive Officer, and, if elected by the Board of Directors, Chairman of the Board, for a term expiring on December 31, 2011, unless sooner terminated pursuant to the provisions of the employment agreement. Pursuant to the employment agreement, the officer will receive a minimum annual base salary of $975,000. The officer's base salary will be reviewed annually by the Board and may be increased, but not decreased, from time to time. The officer will be eligible for an annual discretionary incentive payment under the Company's Executive 162(m) Bonus Plan with a target of 90% of his then-current base salary. The officer will also receive (i) senior executive level

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

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

        (c)   Florida Pneumatic purchases nearly 63% of its pneumatic tools from a Far East trading company that owns or represents 21 individual factories in Japan, Taiwan and China. Of the total pneumatic tool purchases in 2008, approximately 8% are bought from Japan, 25% from Taiwan and 65% from China. There are redundant sources for every product purchased and manufactured.

        (d)   Woodmark purchases most of its stair parts and kitchen and bath products through a longstanding relationship with a Far East trade partner that owns or represents 4 individual factories in China and Taiwan. Of the total stair parts and kitchen and bath product purchases, approximately 71% are bought from China and 26% from Taiwan. The balance is primarily from the United States. There are redundant sources for most products purchased and manufactured.

        (e)   Pacific Stair purchases approximately 50% of its stair products from several suppliers in Mexico and China. Of the total stair products and materials purchased, approximately 47% are purchased from Mexico and 3% from China. There are redundant sources for every product purchased and manufactured.

        (f)    Most of Nationwide's sales are products imported from Taiwan and China. Nationwide currently out-sources the manufacturing of approximately 94% of its product with several overseas

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

factories, while retaining design, QC, patent and trademark control. There are redundant sources for most products whether through dual manufacturing arrangements or back up buy/sell arrangements.

        (g)   At December 31, 2008 and 2007, the Company had non-cancelable inventory purchase commitments totaling approximately $5,845,000 and $9,562,000, respectively.

        (h)   The Company is a defendant or co-defendant in various actions brought about in the ordinary course of conducting its business. The Company does not believe that any of these actions are material to the consolidated financial position of the Company.

        (i)    The Company leases certain facilities and equipment. Generally, the facility leases carry renewal provisions and require the Company to pay maintenance costs. Rental payments may be adjusted for increases in taxes and insurance above specified amounts. Rental expense for 2008 and 2007 amounted to approximately $908,000 and $929,000, respectively. Future minimum payments under non-cancelable operating leases with initial or remaining terms of more than one year as of December 31, 2008, were as follows:

2009	$842,000
2010	701,000
2011	586,000
2012	289,000
2013	140,000
Thereafter	140,000

$2,698,000

NOTE 14—BUSINESS SEGMENTS

        The Company has organized its business into two reportable business segments: "Tools" and "Hardware". The Company is organized around these two distinct product segments, each of which has very different end users. For reporting purposes, Florida Pneumatic, and Hy-Tech are combined in the Tools segment, while Woodmark, Pacific Stair and Nationwide are combined in the Hardware. Results for Hy-Tech for the year ending December 31, 2007 are from the February 12, 2007, the date of acquisition. The Company evaluates segment performance based primarily on segment operating income. The accounting policies of each of the segments are the same as those described in Note 1.

        The following table presents financial information by segment for the years ended December 31, 2008 and 2007. Segment operating income excludes general corporate expenses, interest expense and

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

NOTE 14—BUSINESS SEGMENTS (Continued)

income taxes. Identifiable assets are those assets directly owned or utilized by the particular business segment.

	Consolidated	Tools	Hardware
Year ended December 31, 2008
Net revenues from unaffiliated customers	$87,657,000	$49,578,000	$38,079,000

Segment operating (loss) income	$(174,000)	$6,091,000	$(6,265,000)

General corporate expense	(4,683,000)
Interest expense—net	(1,769,000)

Loss from continuing operations before income taxes	$(6,626,000)

Segment assets	$62,310,000	$41,279,000	$21,031,000

Corporate assets and assets of discontinued operations	8,162,000

Total assets	$70,472,000

	Consolidated	Tools	Hardware
Year ended December 31, 2007
Net revenues from unaffiliated customers	$110,825,000	$59,314,000	$51,511,000

Segment operating (loss) income	$(13,017,000)	$2,562,000	$(15,579,000)

General corporate expense	(5,703,000)
Interest expense—net	(2,918,000)

Loss from continuing operations before income taxes	$(21,638,000)

Segment assets	$76,960,000	$44,504,000	$32,456,000

Corporate assets and assets of discontinued operations	$6,310,000

Total assets	$83,270,000

        Depreciation expense for the Tools and Hardware segments for the year ended December 31, 2008 were $1,074,000 and $495,000, respectively, and for the year ended December 31, 2007 were $983,000 and $494,000, respectively. Amortization for Tools and Hardware segments for the year ended December 31, 2008 were $340,000 and $576,000, respectively, and for the year ended December 31, 2007, were $391,000 and $843,000, respectively.

        The Tools segment has one customer that accounted for approximately 16.5% and 19.1%, respectively, of consolidated revenue for the years ended December 31, 2008 and 2007 and 27.7% and 26.3%, respectively, of consolidated accounts receivable as of December 31, 2008 and 2007. There are no significant customers in the Hardware segment.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

NOTE 15—RELATED PARTY TRANSACTIONS

        (a)   One of the Company's directors is a principal of an insurance brokerage firm that the Company utilizes for the purchase of business-related insurance products. Total premiums paid to this insurance brokerage firm were $223,000 and $305,000, respectively, for the years ended December 31, 2008 and 2007.

        (b)   In connection with the purchase of certain assets of Woodmark, the Company assumed certain notes, aggregating $3,504,000 at December 31, 2006 to the then president of Woodmark. The notes were paid in full in July 2007.

        (c)   The president of one of our subsidiaries is part owner of one of the subsidiary's vendors. During the year ended December 31, 2008 and 2007, we purchased approximately $1,524,000 and $959,000, respectively, of product from this vendor. In the opinion of management, all transactions are conducted at arms length.

NOTE 16—UNAUDITED QUARTERLY RESULTS

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2008
Net revenue	$24,324,755	$25,554,114	$22,103,757	$15,673,918
Gross profit	$7,672,483	$8,055,033	$6,878,595	$4,309,296
Earnings (loss) from continuing operations	$349,773	$452,820	$247,954	$(5,465,351)
Earnings from discontinued operations, net of taxes	12,708	42,037	26,189	35,975

Net earnings (loss)	$362,481	$494,857	$274,143	$(5,429,376)

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.10	$0.13	$0.07	$(1.51)
Earnings from discontinued operations, net of taxes	—	0.01	0.01	0.01

Net earnings (loss)	$0.10	$0.14	$0.08	$(1.50)

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.10	$0.12	$0.06	$(1.51)
Earnings from discontinued operations, net of taxes	—	0.01	0.01	0.01

Net earnings (loss)	$0.10	$0.13	$0.07	$(1.50)

Weighted average common shares outstanding:
Basic	3,637,462	3,637,277	3,625,864	3,614,562

Diluted	3,675,233	3,713,440	3,800,990	3,614,562

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007

NOTE 16—UNAUDITED QUARTERLY RESULTS (Continued)

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

NOTE 17—SUBSEQUENT EVENT

        On March 30, 2009, the Company and the banks executed Amendments to its existing arrangements which, among other things, restructured the two existing term loans by reducing the aggregate principal amount of $13,200,000 to $7,116,000. The reduction of $6,084,000 was reclassified as additional borrowings under the revolving credit portion of the credit agreement. Further, the new term loans will require the Company to make monthly principal installment payments, which aggregate to approximately $1,800,000, annually compared to the previous quarterly installment payments aggregating $5,240,000, annually. These Amendments also increased the maximum borrowings under the terms of the revolving credit portion of the agreement to $22,000,000 from $18,000,000. Additionally, the term of the revolving credit portion of the facility was extended until March 30, 2010. Further, these Amendments also modified certain collateral arrangements related to the Company's real property.

P&F INDUSTRIES INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged (Credited) to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance End of Period
Allowance for doubtful accounts:
Year ended December 31,2008	$618,796	$236,191	$—	$247,371	$607,616

Year ended December 31,2007	$223,077	$420,352	$36,000	$60,633	$618,796

Reserve for obsolete and slow moving inventories:
Year ended December 31,2008	$3,564,521	$555,046	$—	$205,726	$3,913,841

Year ended December 31,2007	$3,726,300	$403,604	$—	$565,383	$3,564,521

Provision for warranty obligations:
Year ended December 31,2008	$551,998	$726,890	$—	$942,032	$336,856

Year ended December 31, 2007	$367,549	$1,034,674	$—	$850,225	$551,998

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

        Our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made in accordance with the authorizations of our management and directors; and

  •
  Provide reasonable assurance regarding prevention or timely detention of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements

        At the conclusion of the year ended December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our internal control over financial reporting. Management based this assessment on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, the chief executive officer and chief financial Officer concluded that our internal controls over financial reporting were effective as of December 31, 2008.

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

Changes in Internal Control over Financial Reporting

        There have been no significant changes in our internal control over financial reporting during the most recently completed fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is incorporated by reference to the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in 2009, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's year ended December 31, 2008.

Item 11.    Executive Compensation

        See Item 10.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        See Item 10.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        See Item 10.

Item 14.    Principal Accounting Fees and Services

        See Item 10.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

			Page
a)	List of Financial Statements, Financial Statement Schedules, and Exhibits
	(1)	List of Financial Statements
		The consolidated financial statements of the Company and its subsidiaries are included in Item 8 of Part II of this report.	24
	(2)	List of Financial Statement Schedules
		The following financial statement schedules of the Company and its subsidiaries are included in Item 8 of Part II of this report following the consolidated financial statements:
		Schedule II—Valuation and Qualifying Account and Reserves	64

All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
	(3)	List of Exhibits	69

        The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit
2.1	Asset Purchase Agreement dated as of October 11, 2005, between Embassy Industries, Inc. and Mestek, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated October 12, 2005). Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish, supplementally, a copy of any exhibit or schedule omitted from the Asset Purchase Agreement to the Commission upon request.
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
3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
3.2	By-laws of the Registrant, as amended (Incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007).
3.3	Amendment to By-laws of the Registrant, as amended (Incorporated by reference to Exhibit 3.1 to Registrants Current Report on Form 8-K dated March 26, 2009).
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

Exhibit Number	Description of Exhibit
4.5	Amendment No. 3 to Credit Agreement, dated February 13, 2006, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 4.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005).
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

Exhibit Number	Description of Exhibit
4.11	Amendment No. 9 and Waiver to Credit Agreement, dated as of November 9, 2007, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
4.12
Amendment No. 10 and Waiver to Credit Agreement, dated as of March 25, 2008, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 4.12 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007).
4.13
Amendment No. 11 and Waiver to Credit Agreement, dated as of May 12, 2008, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).
4.14
Amendment No. 12 to Credit Agreement, dated as of June 27, 2008, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated June 27, 2008).
4.15
Amendment No. 13 to Credit Agreement, dated as of July 31, 2008, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated July 31, 2008).
4.16
Amendment No. 14 to Credit Agreement, dated as of November 26, 2008, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated November 26, 2008).

Exhibit Number	Description of Exhibit
4.17	Amendment No. 15 to Credit Agreement, dated as of January 15, 2009, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated January 15, 2009).
4.18
Amendment No. 16 to Credit Agreement, dated as of February 17, 2009, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated February 17, 2009).
4.19
Amendment No. 17 to Credit Agreement, dated as of March 27, 2009, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated March 26, 2009).
4.20
Amendment No. 18 and Waiver to Credit Agreement, dated as of March 30, 2009, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K dated March 26, 2009).
4.21
Additional Term Loan Note, dated March 30, 2009, issued by the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc. and Hy-Tech Machine, Inc. payable to Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K dated March 26, 2009).
4.22
Additional Term Loan Note, dated March 30, 2009, issued by the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc. and Hy-Tech Machine, Inc. payable to HSBC Bank USA, National Association (Incorporated by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K dated March 26, 2009).
4.23
Third Amended and Restated Revolving Credit Note, dated March 30, 2009, issued by the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc. and Hy-Tech Machine, Inc. payable to Citibank, N.A. (Incorporated by reference to Exhibit 10.5 to Registrant's Current Report on Form 8-K dated March 26, 2009).

Exhibit Number	Description of Exhibit
4.24	Third Amended and Restated Revolving Credit Note, dated March 30, 2009, issued by the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. in favor of HSBC Bank USA, National Association (Incorporated by reference to Exhibit 10.6 to Registrant's Current Report on Form 8-K dated March 26, 2009).
4.25
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
10.2
Amended and Restated Executive Employment Agreement, dated December 19,2008, among the Registrant and Richard A. Horowitz (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated December 19,2008)
10.3
1992 Incentive Stock Option Plan of the Registrant, as amended and restated as of March 13, 1997 (Incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
10.4	2002 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 4.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
10.5	Executive 162(m) Bonus Plan of the Registrant effective as of January 1, 2006 (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 31, 2006).
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
21	Subsidiaries of the Registrant (Filed herein).
23.1	Consent of the Registrant's Independent Registered Public Accounting Firm (Filed herein).
23.2	Consent of the Registrant's Independent Registered Public Accounting Firm (Filed herein).
31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herein).
31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herein).

Exhibit Number	Description of Exhibit
32.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herein).
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

P&F INDUSTRIES, INC.
(Registrant)

By:	/s/ RICHARD A. HOROWITZ Richard A. Horowitz Chairman of the Board President Principal Executive Officer Date: March 30, 2009	By:	/s/ JOSEPH A. MOLINO, JR. Joseph A. Molino, Jr. Vice President Principal Financial and Accounting Officer Date: March 30, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date
/s/ ROBERT L. DUBOFSKY Robert L. Dubofsky	Director	March 30, 2009
JEFFREY D. FRANKLIN Jeffrey D. Franklin	Director	March 30, 2009
/s/ ALAN GOLDBERG Alan Goldberg	Director	March 30, 2009
/s/ RICHARD A. HOROWITZ Richard A. Horowitz	Director	March 30, 2009
/s/ DENNIS KALICK Dennis Kalick	Director	March 30, 2009
/s/ KENNETH M. SCHERIFF Kenneth M. Scheriff	Director	March 30, 2009
/s/ MITCHELL A. SOLOMON Mitchell A. Solomon	Director	March 30, 2009
/s/ MARC A. UTAY Marc A. Utay	Director	March 30, 2009