Form 10-Q
period 2009-03-31
P&F INDUSTRIES INC
filed 2009-05-14
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the proceeding 12 months (or for such shorter period the registrant was required to submit and post such files) ..  Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 10, 2009 there were 3,614,562 shares of the registrant’s Class A Common Stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

i

PART I - FINANCIAL INFORMATION

Item 1.                    Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(unaudited)	(See Note 1)
ASSETS
CURRENT

Cash and cash equivalents	$722,239	$1,043,235
Accounts receivable – net	9,390,209	8,506,668
Inventories – net	29,205,984	31,285,821
Deferred income taxes – net	1,584,000	1,584,000
Income tax refund receivables	469,369	326,974
Prepaid expenses and other current assets	1,507,630	990,230
TOTAL CURRENT ASSETS	42,879,431	43,736,928

PROPERTY AND EQUIPMENT
Land	1,549,773	1,549,773
Buildings and improvements	7,642,009	7,636,778
Machinery and equipment	16,123,271	15,568,025
	25,315,053	24,754,576
Less accumulated depreciation and amortization	11,648,717	11,232,252
NET PROPERTY AND EQUIPMENT	13,666,336	13,522,324

GOODWILL	4,183,028	4,183,028

OTHER INTANGIBLE ASSETS – net	3,030,957	3,121,072

DEFERRED INCOME TAXES -net	5,424,000	5,424,000

OTHER ASSETS – net	630,643	485,133

TOTAL ASSETS	$69,814,395	$70,472,485

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES

Short-term borrowings	$20,000,000	$15,000,000
Accounts payable	2,805,254	1,961,531
Other accrued liabilities	3,981,631	3,768,935
Current maturities of long-term debt	3,131,546	6,515,224
TOTAL CURRENT LIABILITIES	29,918,431	27,245,690

LONG-TERM DEBT, less current maturities	6,239,545	9,028,924
LIABILITIES OF DISCONTINUED OPERATIONS	325,148	331,071

TOTAL LIABILITIES	36,483,124	36,605,685

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares outstanding	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued - 3,956,431 at March 31, 2009 and December 31, 2008, respectively	3,956,431	3,956,431
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	10,477,302	10,407,315
Retained earnings	21,853,103	22,458,619
Treasury stock, at cost – 341,869 shares at March 31, 2009 and December 31, 2008	(2,955,565)	(2,955,565)

TOTAL SHAREHOLDERS’ EQUITY	33,331,271	33,866,800

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$69,814,395	$70,472,485

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS (unaudited)

	Three months ended March 31,
	2009	2008
Net revenues	$15,562,070	$24,324,755
Cost of sales	10,930,653	16,652,272
Gross profit	4,631,417	7,672,483
Selling, general and administrative expenses	5,040,781	6,510,346
Operating (loss) income	(409,364)	1,162,137
Interest expense – net	309,353	558,364
(Loss) earnings from continuing operations before income taxes	(718,717)	603,773
Income taxes	(122,000)	254,000
(Loss) earnings from continuing operations	(596,717)	349,773

(Loss) earnings from operation of discontinued operations (net of tax (benefit) expense of $(5,000) for 2009 and $9,000 for 2008, respectively)	(8,799)	12,708

Net (loss) earnings	$(605,516)	$362,481
Basic (loss) earnings per common share:
Continuing operations	$(0.17)	$0.10
Discontinued operations	—	—
	$(0.17)	$0.10

Diluted (loss) earnings per common share:
Continuing operations	$(0.17)	$0.10
Discontinued operations	—	—
	$(0.17)	$0.10

Weighted average common shares outstanding:
Basic	3,614,562	3,637,462
Diluted	3,614,562	3,675,235

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

		Class A Common Stock, $1 Par		Additional paid-in	Retained	Treasury stock
	Total	Shares	Amount	capital	earnings	Shares	Amount

Balance, January 1, 2009	$33,866,800	3,956,431	$3,956,431	$10,407,315	$22,458,619	(341,869)	$(2,955,565)

Net loss	(605,516)				(605,516)
Stock-based compensation	69,987			69,987

Balance, March 31, 2009	$33,331,271	3,956,431	$3,956,431	$10,477,302	$21,853,103	(341,869)	$(2,955,565)

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended March 31
	2009	2008
Cash Flows from Operating Activities of Continuing Operations:
Net (loss) earnings	$(605,516)	$362,481
Loss (earnings) loss from discontinued operations – net of taxes	8,799	(12,708)
Adjustments to reconcile net (Loss) earnings to net cash provided by operating activities of continuing operations:
Non-cash charges:
Depreciation and amortization	422,760	427,402
Amortization of other intangible assets	90,115	229,116
Amortization of other assets	3,393	4,893
Provision for losses on accounts receivable - net	(9,726)	(113,194)
Stock-based compensation	69,987	46,534
Deferred income taxes - net	—	186,000
Gain on sale of fixed asset	(2,076)	—
Changes in operating assets and liabilities
Accounts receivable	(873,815)	(1,895,086)
Inventories	2,079,837	1,578,760
Income tax refund receivable	(142,395)	35,601
Prepaid expenses and other current assets	(517,349)	(56,516)
Other assets	(148,903)	(54,345)
Accounts payable	843,723	(136,567)
Accruals and other	217,796	(1,320,657)
Income taxes payable	—	(463,000)
Total adjustments	2,042,146	(1,543,767)
Net cash provided by (used in) operating activities of continuing operations	$1,436,630	$(1,181,286)

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited) (continued)

	Three months ended March 31
	2009	2008
Cash Flows from Investing Activities of Continuing Operations:
Capital expenditures	$(567,171)	$(189,219)
Proceeds from sale of fixed assets	2,475	—
Net cash used in investing activities of continuing Operations	(564,696)	(189,219)

Cash Flows from Financing Activities of Continuing Operations:
Proceeds from short-term borrowings	8,484,000	7,500,000
Repayments of short-term borrowings	(3,484,000)	—
Repayments of term loan	(6,444,000)	(6,310,000)
Proceeds from equipment lease financing	348,000	—
Repayments of equipment lease financing	(8,801)	—
Principal payments on long-term debt	(68,256)	(65,764)
Net cash (used in) provided by financing activities of continuing operations	(1,173,057)	1,124,236

Cash Flows from Discontinued Operations:
Net cash provided by (used in) operating activities	(19,873)	1,333
Net cash provided by (used in) discontinued operations	(19,873)	1,333

NET DECREASE IN CASH AND CASH EQUIVALENTS	(320,996)	(244,936)
Cash and cash equivalents at beginning of period	1,043,235	1,334,167
Cash and cash equivalents at end of period	$722,239	$1,089,231

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$325,000	$596,000
Income taxes	$15,000	$565,000

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

Hardware

We conduct our Hardware business through a wholly-owned subsidiary, Countrywide Hardware Inc. (“Countrywide”), which in turn operates through its wholly-owned subsidiaries, Nationwide Industries, Inc. (“Nationwide”), Woodmark International, L.P. (“Woodmark”) and Pacific Stair Products, Inc. (“Pacific Stair”).

Nationwide is an importer and manufacturer of door, window and fencing hardware. Woodmark is an importer of builders’ hardware, including staircase components and kitchen and bath hardware and accessories. Pacific Stair, until mid-2008, manufactured premium stair rail products. Since the closing of its mill in 2008, it now operates as a distributer of Woodmark’s staircase components to the building industry, primarily in southern California and the southwestern region of the United States.

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

The unaudited consolidated condensed balance sheet information as of March 31, 2009 was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The interim financial statements contained herein should be read in conjunction with that Report.

In preparing its unaudited consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States of America, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates estimates, including those related to bad debts, inventory reserves, goodwill and intangible assets and income taxes. The Company bases its estimates on historical data and experience, when available, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

NOTE 2 - (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per common share is based only on the average number of shares of common stock outstanding for the periods. Diluted earnings per common share reflects the effect of shares of common stock issuable upon the exercise of options, unless the effect on earnings is antidilutive.

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

The following table sets forth the computation of basic and diluted (loss) earnings per common share:

	Three months ended March 31,
	2009	2008
Numerator:
Numerator for basic and diluted earnings per common share:
(Loss) earnings from continuing operations	$(597,000)	$350,000
Discontinued operations, net of taxes	(9,000)	12,000
Net (loss) earnings	$(606,000)	$362,000
Denominator:
Denominator for basic earnings per share – weighted average common shares outstanding	3,614,562	3,637,462
Effect of dilutive securities:
Stock options	—	37,773
Denominator for diluted earnings per share – adjusted weighted average common shares and assumed conversions	3,614,562	3,675,235

At March 31, 2009 and 2008 and during the three-month period ended March 31, 2009 and 2008, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Class A Common Stock for the period. These options are antidilutive and are excluded from the computation of earnings per share. The weighted average antidilutive stock options outstanding were as follows:

	Three months ended March 31,
	2009	2008
Weighted average antidilutive stock options outstanding	553,936	271,500

Diluted loss per share for the three-month period ended March 31, 2009 was the same as basic loss per share, since the effect of the inclusion of common share equivalents would be anti-dilutive, because of the reported loss.

NOTE 3 - STOCK-BASED COMPENSATION

Stock-based Compensation

The Company did not grant any stock options or warrants during the three-month periods ended March 31, 2009 and 2008.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“Statement 123(R)”), the Company recorded stock-based compensation expense for the three-month periods ended March 31, 2009 and 2008 of approximately $70,000 and $47,000, respectively. Compensation expense is recognized in the selling, general and administrative expenses line item of the Company’s statements of earnings on a straight-line basis over the vesting periods. The adoption of Statement 123(R) had no material impact on our basic and diluted earnings per common share for the three-month periods ended March 31, 2008.    The Company recognizes compensation cost over the requisite service period. However, the exercisability of the respective non-vested options, which are at pre-determined dates on a calendar year, do not necessarily correspond to the period(s) in which straight-line amortization of compensation cost is recorded. As of March 31, 2009, the Company had approximately $315,000 of total unrecognized compensation cost related to non-vested awards granted under our share-based plans, which we expect to recognize over a weighted-average period of 1.9 years.

Stock Option Plan

The Company’s 2002 Incentive Stock Option Plan (the “Current Plan”) authorizes the issuance, to employees and directors, of options to purchase a maximum of 1,100,000 shares of Class A Common Stock. These options must be issued within ten years of the effective date of the Current Plan and are exercisable for a ten year period from the date of grant, at prices not less than 100% of the market value of the Class A Common Stock on the date the option is granted. Incentive stock options granted to any 10% stockholder are exercisable for a five year period from the date of grant, at prices not less than 110% of the market value of the Class A Common Stock on the date the option is granted. Pursuant to the Current Plan, the Stock Option Committee has the discretion to award non-qualified stock option grants with various vesting parameters. Options have vesting periods of immediate to three years. In the event options granted contain a vesting schedule over a period of years, the Company recognizes compensation cost for these awards on a straight-line basis over the service period. The Current Plan, which terminates in 2012, is the successor to the Company’s 1992 Incentive Stock Option Plan (the “Prior Plan”).

The following is a summary of the changes in outstanding options for the three months ended March 31, 2009:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2009	553,936	$7.38	6.5	—
Granted	—
Exercised	—
Forfeited	—
Expired	(12,000)
Outstanding, March 31, 2009	541,936	$7.34	6.4	—

Vested, March 31, 2009	341,936	$8.59	4.9	—

The following is a summary of changes in non-vested shares for the three months ended March 31, 2009:

	Option Shares	Weighted Average Grant-Date Fair Value
Non-vested shares, January 1, 2009	212,406	$3.02
Granted	—
Vested	(12,406)
Forfeited	—
Non-vested shares, March 31, 2009	200,000	$3.05

The number of shares of Class A common stock reserved for stock options available for issuance under the Current Plan as of March 31, 2009 was 417,900. Of the options outstanding at March 31, 2009, 539,936 were issued under the Current Plan and 2,000 were issued under the Prior Plan.

NOTE 4 — RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) to change how an entity accounts for the acquisition of a business. When effective, SFAS 141(R) will replace existing SFAS 141 in its entirety. SFAS 141(R) carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method). In general, SFAS 141(R) will require acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree. SFAS 141(R) will eliminate the current cost based purchase method under SFAS 141. The new measurement requirements will result in the recognition of the full amount of acquisition-date goodwill, which includes amounts attributable to non-controlling interests. The acquirer will recognize in income any gain or loss on the remeasurement to acquisition-date fair value of consideration transferred or of previously acquired equity interests in the acquiree. Neither the direct costs incurred to effect a business combination nor the costs the acquirer expects to incur under a plan to restructure an acquired business will be included as part of the business combination accounting. As a result, those costs will be charged to expense when incurred, except for debt or equity issuance costs, which will be accounted for in accordance with other generally accepted accounting principles. SFAS 141(R) will also change the accounting for contingent consideration, in process research and development, contingencies, and restructuring costs. In addition, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination that occur after the measurement period will impact income taxes under SFAS 141(R). SFAS 141(R) is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141(R) did not have any impact on our condensed consolidated financial statements.

In December 2007, (“SFAS 160”), the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements”: an amendment of ARB No. 51. (“SFAS 160”) SFAS 160 changes the accounting for, and the financial statement presentation of, non-controlling equity interests in a consolidated subsidiary. SFAS 160 replaces the existing minority-interest provisions of Accounting Research Bulletin (ARB) 51, “Consolidated Financial Statements”, by defining a new term—non-controlling interests—to replace what were previously called minority interests. SFAS 160 establishes non-controlling interests as a component of the equity of a consolidated entity. The underlying principle of SFAS 160 is that both the controlling interest and the non-controlling interests are part of the equity of a single economic entity: the consolidated reporting entity. Classifying non-controlling interests as a component of consolidated equity is a change from the current practice of treating minority interests as a mezzanine item between liabilities and equity or as a liability. The change affects both the accounting and financial reporting for non-controlling interests in a consolidated subsidiary. SFAS 160 includes reporting requirements intended to clearly identify and differentiate the interests of the parent and the interests of the non-controlling owners. The reporting requirements are required to be applied retrospectively. SFAS 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of SFAS 160 did not have a material impact on our condensed consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the United States of America. It is effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS 162 did not have any effect on our condensed consolidated financial position, statement of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” and also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 did not have a material impact on our condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting standards, if currently adopted would have a material effect on our condensed consolidated financial statements.

NOTE 5 – DISCONTINUED OPERATIONS

Results of operations for Embassy and Green and have been segregated from continuing operations and reflected as discontinued operations approximately as follows:

	Three Months Ended March 31,
	2009	2008
(Loss) earnings from operation of discontinued operations, before taxes	$(14,000)	$21,000
Income tax benefit (expense)	5,000	(9,000)

(Loss) earnings from discontinued operations	$(9,000)	$12,000

NOTE 6 - ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	March 31, 2009	December 31, 2008
Trade accounts receivable	$9,988,000	$9,114,000
Allowance for doubtful accounts	(598,000)	(607,000)
	$9,390,000	$8,507,000

NOTE 7 – INVENTORIES

Inventories - net consist of:

	March 31, 2009	December 31, 2008
Raw material	$2,165,000	$2,019,000
Work in process	1,108,000	1,606,000
Finished goods	29,988,000	31,575,000
	33,261,000	35,200,000
Reserve for obsolete and slow-moving inventories	(4,055,000)	(3,914,000)
	$29,206,000	$31,286,000

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

During the three-month period ended March 31, 2009 there was no change to the carrying value of goodwill.

Other intangible assets were as follows:

	March 31, 2009			December 31, 2008
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships	$5,070,000	$2,686,000	$2,384,000	$5,070,000	$2,604,000	$2,466,000
Non-compete and Employment agreements	810,000	792,000	18,000	810,000	790,000	20,000
Trademark	299,000	—	299,000	299,000	—	299,000
Drawings	290,000	31,000	259,000	290,000	27,000	263,000
Licensing	105,000	34,000	71,000	105,000	32,000	73,000
Totals	$6,574,000	$3,543,000	$3,031,000	$6,574,000	$3,453,000	$3,121,000

Amortization expense for intangible assets subject to amortization was as follows:

Three months ended March 31,
2009	2008
$90,000	$299,000

Amortization expense for each of the twelve-month periods ending March 31, 2010 through March 31, 2014 is estimated to be as follows: 2010 - $360,000; 2011 - $358,000; 2012 - $351,000; 2013 - $330,000 and 2014 - $185,000. The weighted average amortization period for intangible assets was 9.7 years at March 31, 2009 and 9.9 years at December 31, 2008.

NOTE 9 - WARRANTY LIABILITY

The Company offers to its customers, warranties against product defects for periods primarily ranging from one to three years.  Certain products carry limited lifetime warranties, The Company’s typical warranties require it to repair or replace the defective products during the warranty period at no cost to the customer. At the time the product revenue is recognized, the Company records a liability for estimated costs under its warranties, which are estimated based on historical experience. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. While the Company believes that its estimated liability for product warranties is adequate, the estimated liability for the product warranties could differ materially from future actual warranty costs.

Changes in the Company’s warranty liability, included in other accrued liabilities, were as follows:

	Three months ended March 31,
	2009	2008
Balance, beginning of period	$337,000	$552,000
Warranties issued and changes in estimated pre-existing warranties	117,000	268,000
Actual warranty costs incurred	(255,000)	(459,000)
Balance, end of period	$199,000	$361,000

NOTE 10 — BANK DEBT

The Company and its subsidiaries as co-borrowers entered into a Credit Agreement, (“Credit Agreement”) as amended, with two banks (“banks”) in 2004.  In March 2009, the banks amended the credit agreement to, among other things increase the revolving credit loan facility, to a maximum of $22,000,000 for direct borrowings, with various sublimits for letters of credit, bankers’ acceptances and equipment loans. There are no commitment fees for any unused portion of this Credit Agreement. The revolving credit loan facility within the Credit Agreement, as amended, expires March 30, 2010 and is subject to annual review by the lending banks.  Direct borrowings under the revolving credit loan facility are secured by the Company’s accounts receivable, inventory and equipment and are cross-guaranteed by each of the Company’s subsidiaries. These borrowings bear interest at LIBOR (London InterBank Offered Rate) plus the currently applicable loan margin, or the prime interest rate. At March 31, 2009 and December 31, 2008, the applicable loan margins added to LIBOR was 3.5%.  Further, at March 31, 2009 and December 31, 2008, the balances outstanding on the revolving credit loan facility within the Credit Agreement were $20,000,000 and $15,000,000, respectively.

Additionally, as part of the amendment entered into in March 2009, the banks agreed to cancel and refinance two term loans, which, immediately prior to the amendment, aggregated approximately $13,200,000. One term loan had a balance of $6,000,000 and was being repaid $950,000 quarterly through June 2010 and the balance of $300,000 payable in September 2010.  The second term loan had a balance immediately prior to the amendment of $7,200,000 payable in quarterly installments of $360,000. Both term loans incurred interest at LIBOR plus the applicable loan margin. The amendment created one new term loan in the amount of $7,116,000 with the balance of $6,084,000 added to the revolving credit loan facility. The new term loan expires March 30, 2012. Further, the new term loan requires the Company to make monthly principal installment payments, which aggregate to approximately $1,780,000, annually, compared to the previous installment payments which required the Company to make quarterly payments aggregating $5,240,000, annually.  Borrowings under the term loan are secured by the Company’s accounts receivable, inventory and equipment and are cross-guaranteed by each of the Company’s subsidiaries. These borrowings bear interest at LIBOR plus the currently applicable loan margin, or the prime interest rate. At March 31, 2009 the new term loan balance was $7,116,000 with applicable loan margin of 3.75% added to LIBOR. At December 31, 2008, the two term loans then in existence aggregated approximately $13,560,000, and had applicable loan margin added LIBOR of 3.75%.

The amendment referenced above was not a material modification as defined by the Emerging Issues Task Force in Issue No. 96-19 and, as a result, no gain or loss has been recorded.

The Credit Agreement also includes a foreign exchange line, which provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of foreign currencies needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding under the foreign exchange line at March 31, 2009, based on that day’s closing spot rate, was approximately $194,000.

Under the terms of the credit agreement, the Company is required to adhere to certain financial covenants. At March 31, 2009, the Company was not in compliance with one of these financial covenants. Subsequent to March 31, 2009, the banks waived non-compliance with such financial covenant.

NOTE 11—RELATED PARTY TRANSACTIONS

The president of one of our subsidiaries is part owner of one of the subsidiary’s vendors. During the three month periods ended March 31, 2009 and 2008, we purchased approximately $345,000 and $325,000, respectively of product from this vendor.

NOTE 12 - BUSINESS SEGMENTS

P&F operates in two primary lines of business, or segments: (i) tools and other products (“Tools”) and (ii) hardware and accessories (“Hardware”). For reporting purposes, Florida Pneumatic and Hy-Tech are combined in the Tools segment, while Woodmark, Pacific Stair Products and Nationwide are combined in the Hardware segment. The Company evaluates segment performance based primarily on segment operating income. The accounting policies of each of the segments are the same as those described in Note 1.

The following presents financial information by segment for the three-month periods ended March 31, 2009 and 2008. Segment operating income excludes general corporate expenses, interest expense and income taxes. Identifiable assets are those assets directly owned or utilized by the particular business segment.

Three months ended March 31, 2009	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$15,562,000	$9,145,000	$6,417,000

Segment operating income (Loss)	$792,000	$1,007,000	$(215,000)
General corporate expense	(1,202,000)
Interest expense — net	(309,000)
Loss from continuing operations before income taxes	$(719,000)

Segment assets	$61,656,000	$41,354,000	$20,302,000
Corporate assets	8,158,000
Total assets	$69,814,000

Three months ended March 31, 2008	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$24,325,000	$13,286,000	$11,039,000

Segment operating income	$2,461,000	$1,640,000	$821,000
General corporate expense	(1,299,000)
Interest expense — net	(558,000)
Earnings from continuing operations before income taxes	$604,000

Segment assets	$77,006,000	$45,071,000	$31,935,000
Corporate assets	5,866,000
Total assets	$82,872,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of P&F Industries, Inc. and subsidiaries (“P&F”, or “the Company”). P&F and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” and their opposites and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. Any forward-looking statements contained herein, including those related to the Company’s future performance, are based upon the Company’s historical performance and on current plans, estimates and expectations. All forward-looking statements involve risks and uncertainties. These risks and uncertainties could cause the Company’s actual results for the 2009 fiscal year and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company for a number of reasons, as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 in response to Item 1A to Part I of Form 10-K. Forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Hardware

We conduct our Hardware business through a wholly-owned subsidiary, Countrywide Hardware Inc. (“Countrywide”), which in turn operates through its wholly-owned subsidiaries, Nationwide Industries, Inc. (“Nationwide”), Woodmark International, L.P. (“Woodmark”) and Pacific Stair Products, Inc. (“Pacific Stair”).

Nationwide is an importer and manufacturer of door, window and fencing hardware. Woodmark is an importer of builders’ hardware, including staircase components and kitchen and bath hardware and accessories. Pacific Stair, until mid-2008, manufactured premium stair rail products. Since the closing of its mill in 2008, it now operates as a distributer of Woodmark’s staircase components to the building industry, primarily in southern California and the southwestern region of the United States.

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

There have been no material changes in our critical accounting policies and estimates from those discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008.

RESULTS OF OPERATIONS

Quarters ended March 31, 2009 and 2008

Revenue

The table below provides an analysis of our revenue.

	Three-months Ended March 31,
	2009	2008	Variance	Variance
			$	%
Tools
Florida Pneumatic	$4,709,000	$8,907,000	$(4,198,000)	(47.1)%
Hy-Tech	4,436,000	4,379,000	57,000	1.3
Tools Total	$9,145,000	$13,286,000	$(4,141,000)	(31.2)%

Hardware
Woodmark	$3,878,000	$6,438,000	$(2,560,000)	(39.8)%
Pacific Stair	315,000	471,000	(156,000)	(33.1)
Nationwide	2,224,000	4,130,000	(1,906,000)	(46.2)
Hardware Total	$6,417,000	$11,039,000	$(4,622,000)	(41.9)%

Consolidated	$15,562,000	$24,325,000	$(8,763,000)	(36.0)%

All revenues are generated in U.S. dollars and are not impacted by changes in foreign currency exchange rates.

Tools

When comparing the three-month periods ended March 31, 2009 and 2008, net revenue reported by our Tools segment decreased $4,141,000. Significant components to the reduction in revenue at Florida Pneumatic include the loss of The Home Depot business resulting in a decrease in net revenue of $2,647,000 and decreased shipments to its major retail customer of $454,000.  Additionally, revenue from its industrial / catalog and OEM product lines were $1,039,000 and $562,000, respectively, compared to sales in the three-month period ended March 31, 2008 of $1,336,000 and $847,000, respectively.  Lastly, we continue to see weakening sales in our Franklin products line, which decreased $488,000 when comparing the three-month period ended March 31, 2009 revenue of $306,000  to $794,000 reported in the same period in the prior year.  Other than the loss of revenue from The Home Depot, we believe the key factor to the fall-off in revenue at Florida Pneumatic is the result of the slowing overall economy. The Company’s relationships with its customers remain healthy, given the current economic conditions.

Hy-Tech however, continued to provide a positive impact to the Tools segment. Hy-Tech focuses on the industrial sector of the pneumatic tools market, an area which thus far has not been as affected by an overall sluggish economy compared to the retail sector.  However, beginning late in the first quarter of 2009, we began to see indications of a slow down in the industrial sector.  As illustrated in the table above, when comparing the three-month periods ended March 31, 2009 and 2008, Hy-Tech, reported a modest increase of $57,000.  This increase is primarily attributable to organic growth.  Hy-Tech’s relationships with its customers remain healthy, given the current economic conditions.

Hardware

As a result of the continuing reduction in the number of new homes being constructed, which is the principal driver for the Hardware segment, revenue for the three-month period ended March 31, 2009 decreased an aggregate of $4,622,000 when compared to the three-month period ended March 31, 2008. Specifically, our Woodmark subsidiary, which primarily markets its stair parts to the southern tier of the United Sates, continues to be hard hit, reporting an aggregate net revenue decrease of $2,560,000.  Based upon United States Census Bureau statistics, the average number of single family home starts for the three-month period ended March 31, 2009 was 356,000 compared to the average for the three-month period ended March 31, 2008 of 728,000, indicating a 51.1% decrease. Within Woodmark, revenue for the three-month period ended March 31, 2009 for its stair parts and accessories a product line decreased $1,962,000 to $3,027,000, from $4,989,000 reported in the same period in the prior year. This decrease is primarily due to the diminished number of new housing starts and the loss of a major customer.  Additionally, Woodmark’s kitchen and bath products line revenue for the first quarter of fiscal 2009 was $851,000 compared to revenue of $1,449,000 reported during the three-month period ended March 31, 2008. The decrease in its kitchen and bath product line revenue of $598,000 was due primarily to one of its major customers filing for bankruptcy, a diminishing recreational vehicle market, which is a key customer group as well as the weak economic conditions. Until the downward trend in the number of new housing starts levels and begins to increase, we do not expect to see improvement in Woodmark’s net revenue.   As illustrated in the table above, Pacific Stair Products located in Southern California reported a decrease in its net revenue of $156,000 to $315,000 reported for the three-month period ended March 31, 2009 from $471,000 reported for the same period in the prior year. This continuing fall-off is primarily attributable to continuing decline in the new home construction market in southern California and Arizona.  Nationwide, which primarily markets fencing and gate hardware, is also feeling the impact of the housing downturn.  Additionally, its results are being impacted by the overall economic sluggishness as well as competitive pressures.  As such, Nationwide reported fiscal 2009 first quarter revenue of $2,224,000, compared to $4,130,000 reported in the same period in the prior year. Within Nationwide, net revenue from its fencing, OEM and Patio product were $1,624,000, $429,000 and $171,000, respectively, compared to $3,048,000, $750,000 and $332,000, respectively for the same period in the prior year.  We anticipate that we will likely continue to see the affects of the sluggish economy and lagging new home starts along with competitive pressures on future revenue for the remainder of 2009.

Gross Margins / Profits

Gross profits for the three-month periods ended March 31, 2009 and 2008:

Three months ended March 31,		Consolidated	Tools	Hardware
2009	Gross Profit	$4,631,000	$3,200,000	$1,431,000
	Gross Margin	29.8%	35.0%	22.3%

2008	Gross Profit	$7,672,000	$4,411,000	$3,261,000
	Gross Margin	31.5%	33.2%	29.5%

Tools

Gross margins in the Tools segment increased 1.8 percentage points to 35.0% for the three-month period ended March 31, 2009 from 33.2% for the three-month period ended March 31, 2008. However, gross profit for this segment decreased $1,211,000 as a result of the decrease in revenue.  Specifically, Florida Pneumatic’s gross margin decreased 0.8 percentage points and, combined with reduced revenue, had a decrease in gross margin of $1,389,000. Product mix was the primary factor contributing to the gross profit slippage.  Both gross margin and gross profit increased at Hy-Tech when comparing the three-month periods ended March 31, 2009 and 2008. Gross margins increased approximately 3.6 percentage points to 45.4% for the three-month period ended March 31, 2009, from 41.8% reported for the same period in the prior year. In combination with the increased revenue, Hy-Tech’s gross profit increased approximately $502,000 during the same period. These increases reported in this quarter are primarily due to product mix as well as improved manufacturing efficiencies.  While Hy-Tech’s gross margin for the first quarter of 2009 was favorable in relation to the same period in the prior year, we do not expect these relative results to continue as a slow down in the industrial sector of our Tools segment began toward the end of the first quarter of 2009.

Hardware

The overall gross margin for the Hardware segment continues to be adversely affected by the downturn in home construction. For the three-month period ended March 31, 2009, the aggregate gross margin for the Hardware segment was 22.3% reflecting a decrease of 7.2 percentage points when compared to 29.5% for the same period in the prior year.  Gross profit for the Hardware segment decreased $1,830,000 to $1,431,000 reported for the three-month period ended March 31, 2009 from $3,261,000 for the same period in 2008. Specifically, gross margins for the stair parts business as well as the kitchen and bath business at Woodmark decreased 6.4 and 7.7 percentage points, respectively, when comparing the three-month periods ended March 31, 2009 and 2008.  Factors affecting Woodmark’s overall gross margins were increases in inventory reserves and lower absorption of fixed warehouse costs that resulted from lower revenue, as well as selling price concessions. The gross margin decrease, combined with lower revenue, resulted in an aggregate reduction of gross profit at Woodmark of $997,000. Gross margin for the three-month period ended March 31, 2009 at

Pacific Stair continued to decrease primarily the result of under absorption of its fixed manufacturing overhead costs, which in turn, is due primarily to decreased sales volume. For the three-month period ended March 31, 2009, Pacific Stair Products incurred a gross margin deficit of 23.0% compared to a gross margin deficit of 12.0 % reported for the same three-month period in 2008.  As a result, Pacific Stair Products generated gross deficits of $73,000 and $56,000, respectively for the three-month periods ended March 31, 2009 and 2008.  Gross margins at Nationwide decreased 6.4 percentage points to 29.0% for the three-month period ended March 31, 2009 from 35.4% reported for the same period in 2008. The gross margin decrease was primarily due to product mix, current competitive conditions and overseas pricing. Combined with decreased revenue, its gross profit decreased $816,000 to $645,000 for the three-month period ended March 31, 2009 compared to $1,461,000 for the same three month period in the prior year.

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

For the three-month period ended March 31, 2009, our SG&A was $5,041,000, reflecting a decrease of $1,469,000 or 22.6% when compared to $6,510,000 for the three-month period ended March 31, 2008.  Significant components of the decrease include reductions in compensation, payroll taxes and benefits of $645,000, depreciation and amortization expenses decreased $139,000 as the result of the impairment charges taken in 2008. Additionally, the following items also decreased; freight by $297,000, commissions by $244,000, promotional expenses by $181,000, warranty by $62,000, and travel and entertainment expenses by $62,000. Offsetting the above reductions in our operating expenses, during the three-month period ended March 31, 2008 we received $165,000, as reimbursement of legal fees and other costs related to the settlement of formerly outstanding litigation.  We intend to continue to examine our operating expenses, particularly during these difficult times. However, as a significant portion of these expenses are fixed, as a percentage of revenue, SG&A was 32.4% for the three-month period ended March 31, 2009 compared to 26.8% for the same period in the prior year.

Interest - Net

Our net interest expense of $309,000 for the three-month period ended March 31, 2009 reflects a decrease of $249,000, or 44.6%, when compared to net interest expense of $558,000 incurred for the same period in the prior year. Interest expense decreased $91,000 and $90,000, respectively, on the term loans associated with the Woodmark and Hy-Tech acquisitions, principally the result of lower average borrowings during the period due to repayments, as well as slightly lower average interest rates. Interest expense on borrowings under our revolving credit loan facility for the three-month period ended March 31, 2009 was $138,000, compared to $187,000 for the same period in 2008, a decrease of $49,000, due primarily to lower interest rates, partially offset by higher average loan balances. Our total average debt balances under the terms of our credit facilities with our banks for the quarters ended March 31, 2009 and 2008 were $27,691,000 and $32,291,000, respectively. The total average interest rate for the quarters ended March 31, 2009 and 2008 were 3.96% and 6.49%, respectively. Interest expense on trade payables financed with overseas suppliers at Florida Pneumatic decreased approximately $12,000, primarily the result of changes in both certain overseas vendors and, in some cases, vendor payment terms. Interest paid on two mortgages decreased an aggregate of $14,000.

Income Taxes

The effective tax rates applicable to earnings from continuing operations for the quarters ended March 31, 2009 and 2008 were 17.0% and 42.1%, respectively.  The primary factor affecting our effective tax rate applied at March 31, 2009, was state income taxes.

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

We gauge our liquidity and financial stability by various measurements some of which are shown in the following table:

	March 31, 2009	December 31, 2008
Working Capital	$12,961,000	16,491,000
Current Ratio	1.43 to 1	1.61 to 1
Shareholders’ Equity	$33,331,000	$33,867,000

We entered into a Credit Agreement, (“Credit Agreement”) as amended, with two banks (“banks”) in 2004.  In March 2009, the banks amended the Credit Agreement to, among other things; increase the revolving credit loan facility, to a maximum of $22,000,000 for direct borrowings, with various sublimits for letters of credit, bankers’ acceptances and equipment loans. There are no commitment fees for any unused portion of this Credit Agreement. The revolving credit loan facility portion of the Credit Agreement, as amended, expires March 30, 2010 and is subject to annual review by the lending banks.  Direct borrowings under the revolving credit loan facility are secured by our accounts receivable, inventory and equipment and are cross-guaranteed by each of our subsidiaries. These borrowings bear interest at LIBOR (London InterBank Offered Rate) plus the currently applicable loan margin, or the prime interest rate. At March 31, 2009 and December 31, 2008, the applicable loan margins added to LIBOR was 3.50%.  Further, at March 31, 2009 and December 31, 2008, the balances outstanding on the revolving credit loan facility were $20,000,000 and $15,000,000, respectively.

Additionally, as part of the amendment entered into in March 2009, the banks agreed to cancel and refinance two term loans, which immediately prior to the amendment aggregated approximately $13,200,000. One term loan had a balance of $6,000,000 and was being repaid $950,000 quarterly through June 2010 with a final payment of $300,000 payable in September 2010.  The second term loan had a balance immediately prior to the amendment of approximately $7,200,000 payable in quarterly installments of $360,000 through January 2014. Both term loans incurred interest at LIBOR plus the applicable loan margin. The amendment created one new term loan in the amount of $7,116,000 with the balance of $6,084,000 added to the revolving credit loan facility. The new term loan expires March 30, 2012. Further, the new term loan requires us to make monthly principal installment payments, which aggregate to approximately $1,780,000, annually, compared to previous installment payments required under the two cancelled term loans which had required us to make aggregate payments of $5,240,000, annually. Borrowings under the new term loan facility are secured by our accounts receivable, inventory and equipment and are cross-guaranteed by each of our subsidiaries. These borrowings bear interest at LIBOR plus the currently applicable loan margin, or the prime interest rate. At March 31, 2009 the new term loan balance was $7,116,000 with applicable loan margin added to LIBOR of 3.75%. At December 31, 2008, the two term loans then in existence aggregated approximately $13,560,000, and had applicable loan margin added LIBOR of 3.75%.

The Credit Agreement also includes a foreign exchange line, which provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of foreign currencies needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding under the foreign exchange line at March 31, 2009, based on that day’s closing spot rate, was approximately $194,000.

Under the terms of the credit agreement, we are required to adhere to certain financial covenants. At March 31, 2009, we were not in compliance with one of these financial covenants. Subsequent to March 31, 2009, the banks waived non-compliance with such financial covenant.

Our cash decreased $321,000, from $1,043,000 as of December 31, 2008 to $722,000 as of March 31, 2009. Our debt levels decreased to $29,371,000 at March 31, 2009 from $30,544,000 at December 31, 2008, due primarily to a term loan repayment and lower inventory purchases during the quarter ended March 31, 2009. The total percent of debt to total book capitalization (total debt divided by total debt plus equity) was 46.8% at March 31, 2009 compared to 47.4% at December 31, 2008.

We had net cash of $1,437,000 provided by operating activities of continuing operations for the three-month period ended March 31, 2009 compared to net cash of $1,181,000 used in operating activities of continuing operations for the three-month period ended March 31, 2008. We believe that cash on hand derived from operations and cash available through borrowings under our credit facilities should be sufficient to allow us to meet our foreseeable working capital needs.

In connection with the acquisition of Hy-Tech, we agreed to make additional payments (“Contingent Consideration”) to the sellers. The amount of the Contingent Consideration is to be based on a percentage of the average increase in earnings before interest, taxes, depreciation and amortization (“EBITDA”) over a two-year period from the date of acquisition, February 12, 2007, over a base year EBITDA of $4,473,000. In addition, we agreed to make an additional payment (“Additional Contingent Consideration”), subject to certain conditions related to an exclusive supply agreement with a major customer and, to a certain extent, and subject to certain provisions, the achievement of Contingent Consideration. The maximum amount of Additional Contingent Consideration may not exceed $1,900,000.  Hy-Tech has successfully achieved the required thresholds necessary to be entitled to both the Contingent Consideration and the Additional Contingent Consideration. The total amount of the Contingent Consideration and the Additional Contingent Consideration is approximately $2,300,000. According to the agreement, the amounts due the sellers are payable in May 2009. However, we are currently negotiating payment terms with the sellers which will permit us to make installment payments commencing in May 2009. Any additional payments made to the Hy-Tech sellers referred to above will be treated by us as additions to goodwill.

Capital spending was approximately $567,000 and $189,000 for the three-month periods ended March 31, 2009 and 2008, respectively.  Capital expenditures for the balance of 2009 are expected to be approximately $500,000, some of which may be financed through our credit facilities or financed through independent third party financial institutions. Included in the expected total for 2009 are capital expenditures relating to new products, expansion of existing product lines and replacement of equipment.

A former wholly-owned subsidiary participated in a multi employer pension plan until it sold substantially all of its operating assets in October 2005. This plan provided defined benefits to all of its union workers. Contributions to this plan were determined by the union contract. The former wholly-owned subsidiary does not administer the plan funds and does not have any control over the plan funds. As a result of former wholly-owned subsidiary’s withdrawal from the plan, it recorded the net present value of a withdrawal liability of approximately $369,000, which is payable in quarterly installments of approximately $8,200 from May 2006 through February 2026. The balance at March 31, 2009 and December 31, 2008 was $325,000 and $331,000, respectively and is reported in Liabilities of Discontinued Operations. Further, in connection with our sale of Embassy, we recorded the net present value of a receivable of approximately $90,000, which is scheduled to be collected at approximately $8,200 per quarter from May 2006 through May 2009.

OFF-BALANCE SHEET ARRANGEMENTS

Our foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of foreign currencies needed for payments to foreign suppliers. We have not purchased forward contracts on New Taiwan dollars (“TWD”). The total amount of foreign currency forward contracts outstanding at March 31, 2009, based on that day’s closing spot rate, was approximately $194,000.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) to change how an entity accounts for the acquisition of a business. When effective, SFAS 141(R) will replace existing SFAS 141 in its entirety. SFAS 141(R) carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method). In general, SFAS 141(R) will require acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree. SFAS 141(R) will eliminate the current cost based purchase method under SFAS 141. The new measurement requirements will result in the recognition of the full amount of acquisition-date goodwill, which includes amounts attributable to non-controlling interests. The acquirer will recognize in income any gain or loss on the remeasurement to acquisition-date fair value of consideration transferred or of previously acquired equity interests in the acquiree. Neither the direct costs incurred to effect a business combination nor the costs the acquirer expects to incur under a plan to restructure an acquired business will be included as part of the business combination accounting. As a result, those costs will be charged to expense when incurred, except for debt or equity issuance costs, which will be accounted for in accordance with other generally accepted accounting principles. SFAS 141(R) will also change the accounting for contingent consideration, in process research and development, contingencies, and restructuring costs. In addition, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination that occur after the measurement period will impact income taxes under SFAS 141(R). SFAS 141(R) is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. The adoption of SFAS 141(R) did not have a material impact on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements” an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 changes the accounting for, and the financial statement presentation of, non-controlling equity interests in a consolidated subsidiary. SFAS 160 replaces the existing minority-interest provisions of Accounting Research Bulletin (ARB) 51, “Consolidated Financial Statements” by defining a new term—non-controlling interests—to replace what were previously called minority interests. SFAS 160 establishes non-controlling interests as a component of the equity of a consolidated entity. The underlying principle of SFAS 160 is that both the controlling interest and the non-controlling interests are part of the equity of a single economic entity: the consolidated reporting entity. Classifying non-controlling interests as a component of consolidated equity is a change from the current practice of treating minority interests as a mezzanine item between liabilities and equity or as a liability. The change affects both the accounting and financial reporting for non-controlling interests in a consolidated subsidiary. SFAS 160 includes reporting requirements intended to clearly identify and differentiate the interests of the parent and the interests of the non-controlling owners. The reporting requirements are required to be applied retrospectively. SFAS 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of SFAS 160 did not have a material impact on our condensed consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the United States of America. It is effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of SFAS 162 did not have a material effect on our consolidated financial position, statement of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” and also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 did not have a material impact on our condensed consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting standards if currently adopted would have a material effect on the consolidated financial statements.

Item 3.                Quantitative And Qualitative Disclosures About Market Risk

Not required.

Item 4T.              Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed, under the supervision of, and with the participation of, our management including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities and Exchange Act of 1934). Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures as of March 31, 2009 were effective. Accordingly, management believes that the consolidated condensed financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

The Certifications of our Principal Executive Officer and Principal Financial Officer included as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4T - Controls and Procedures for a more complete understanding of the matters covered by such certifications.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are a defendant or co-defendant in various actions brought about in the ordinary course of conducting our business. We do not believe that any of these actions are material to our financial condition.

Item 1A.	Risk Factors

There were no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 in response to Item 1A. to Part I of such Form 10-K.

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

P&F INDUSTRIES, INC.
(Registrant)

	By	/s/ Joseph A. Molino, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: May 12, 2009	(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit

3.1	Amendment to By-laws of the Registrant, as amended (Incorporated by reference to Exhibit 3.1 to Registrants Current Report on Form 8-K dated March 26, 2009).

4.1

Amendment No. 17 to Credit Agreement, dated as of March 27, 2009, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated March 26, 2009)

4.2

Amendment No. 18 and Waiver to Credit Agreement, dated as of March 30, 2009, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated March 26, 2009).

4.3

Additional Term Loan Note, dated as March 30, 2009, issued by the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc. and Hy-Tech Machine, Inc. payable to Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated March 26, 2009)

4.4

Additional Term Loan Note, dated March 30, 2009, issued by the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc. and Hy-Tech Machine, Inc. payable to HSBC Bank USA, National Association (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated March 26, 2009).

4.5

Third Amended and Restated Revolving Credit Note, dated March 30, 2009, issued by the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc. and Hy-Tech Machine, Inc. payable to Citibank, N.A. (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K dated March 26, 2009).

4.6

Third Amended and Restated Revolving Credit Note, dated March 30, 2009, issued by the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. in favor of HSBC Bank USA, National Association (Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K dated March 26, 2009).

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