Form 10-Q
period 2009-06-30
P&F INDUSTRIES INC
filed 2009-08-19
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted  electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 17, 2009 there were 3,614,562 shares of the registrant’s Class A Common Stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

i

PART I - FINANCIAL INFORMATION

Item 1.                    Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(unaudited)	(See Note 1)
ASSETS
CURRENT

Cash and cash equivalents	$527,000	$1,043,000
Accounts receivable – net	11,648,000	8,507,000
Inventories	33,479,000	31,286,000
Notes and other receivables	590,000	—
Deferred income taxes – net	1,584,000	1,584,000
Income tax refund receivable	738,000	327,000
Prepaid expenses and other current assets	1,735,000	990,000
TOTAL CURRENT ASSETS	50,301,000	43,737,000

PROPERTY AND EQUIPMENT
Land	1,550,000	1,550,000
Buildings and improvements	7,702,000	7,637,000
Machinery and equipment	18,995,000	15,567,000
	28,247,000	24,754,000
Less accumulated depreciation and amortization	12,111,000	11,232,000
NET PROPERTY AND EQUIPMENT	16,136,000	13,522,000

GOODWILL	8,972,000	4,183,000

OTHER INTANGIBLE ASSETS – net	5,813,000	3,121,000

DEFERRED INCOME TAXES -net	4,773,000	5,424,000

OTHER ASSETS – net	1,058,000	485,000

TOTAL ASSETS	$87,053,000	$70,472,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES

Short-term borrowings	$22,374,000	$15,000,000
Accounts payable	6,354,000	1,962,000
Other accrued liabilities	4,789,000	3,768,000
Current maturities of long-term debt	10,440,000	6,516,000
TOTAL CURRENT LIABILITIES	43,957,000	27,246,000

Other long-term liabilities	4,911,000	331,000
Note payable	3,972,000	—
Long –term debt, less current maturities	1,379,000	9,028,000

TOTAL LIABILITIES	54,219,000	36,605,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued - 3,956,431 at June 30, 2009 and December 31, 2008, respectively	3,956,000	3,956,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	10,545,000	10,407,000
Retained earnings	21,288,000	22,459,000
Treasury stock, at cost – 341,869 shares at June 30, 2009 and December 31, 2008	(2,955,000)	(2,955,000)

TOTAL SHAREHOLDERS’ EQUITY	32,834,000	33,867,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$87,053,000	$70,472,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three months		Six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008
Net revenue	$18,528,000	$25,554,000	$34,090,000	$49,879,000
Cost of sales	13,817,000	17,499,000	24,748,000	34,151,000
Gross profit	4,711,000	8,055,000	9,342,000	15,728,000
Selling, general and administrative expenses	5,288,000	6,702,000	10,343,000	13,191,000
Operating (loss) income	(577,000)	1,353,000	(1,001,000)	2,537,000
Interest expense	362,000	452,000	671,000	1,010,000
(Loss) earnings before income taxes	(939,000)	901,000	(1,672,000)	1,527,000
Income tax (benefit) expense	(374,000)	406,000	(501,000)	670,000
Net (loss) earnings	$(565,000)	$495,000	$(1,171,000)	$857,000

Basic (loss) earnings per common share:
Net (loss) earnings	$(0.16)	$0.14	$(0.32)	$0.24

Diluted (loss) earnings per common share:
Net (loss) earnings	$(0.16)	$0.13	$(0.32)	$0.23

Weighted average common shares outstanding:
Basic	3,614,562	3,637,277	3,614,562	3,637,370
Diluted	3,614,562	3,713,440	3,614,562	3,694,338

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

		Class A Common Stock, $1 Par		Additional paid-in	Retained	Treasury stock
	Total	Shares	Amount	capital	earnings	Shares	Amount

Balance, January 1, 2009	$33,867,000	3,956,000	$3,956,000	$10,407,000	$22,459,000	342,000	$(2,955,000)

Net loss	(1,171,000)				(1,171,000)
Stock-based compensation	138,000			138,000

Balance, June 30, 2009	$32,834,000	3,956,000	$3,956,000	10,545,000	$21,288,000	342,000	$(2,955,000)

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,
	2009	2008
Cash Flows from Operating Activities:
Net (loss) earnings	$(1,171,000)	$857,000

Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Non-cash charges:
Depreciation and amortization	895,000	856,000
Amortization of other intangible assets	180,000	458,000
Amortization of other assets	19,000	5,000
Provision for losses on accounts receivable - net	(166,000)	(99,000)
Stock-based compensation	138,000	97,000
Deferred income taxes - net	—	334,000
(Gain) loss on sale of fixed asset	(2,000)	127,000
Changes in operating assets and liabilities:
Accounts receivable	(1,724,000)	(1,405,000)
Notes and other receivables	(33,000)	274,000
Inventories	4,483,000	326,000
Income tax refund receivable	(411,000)	6,000
Prepaid expenses and other current assets	(424,000)	73,000
Other assets	(591,000)	20,000
Accounts payable	2,431,000	2,319,000
Accruals and other liabilities	342,000	(1,332,000)
Income taxes payable	—	(340,000)
Total adjustments	5,137,000	1,719,000
Net cash provided by operating activities	$3,966,000	$2,576,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited) (continued)

	Six months ended June 30,
	2009	2008
Cash Flows from Investing Activities:
Capital expenditures	$(1,099,000)	$(562,000)
Proceeds from sale of fixed assets	3,000	—
Payment for acquisition	(4,528,000)	—
Additional purchase price – working capital adjustment	(2,362,000)	—
Net cash used in investing activities	(7,986,000)	(562,000)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	16,935,000	9,000,000
Repayments of short-term borrowings	(9,561,000)	(4,000,000)
Term loan -advances	1,134,000	—
Repayments of term loan	(6,889,000)	(7,620,000)
Net proceeds from equipment lease financing	302,000	—
Principal payments on long-term debt	(137,000)	(132,000)
Proceeds from notes payable	1,720,000	—
Purchase of treasury stock	—	(3,000)
Net cash used in financing activities	3,504,000	(2,755,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(516,000)	(741,000)
Cash and cash equivalents at beginning of period	1,043,000	1,334,000
Cash and cash equivalents at end of period	$527,000	$593,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$665,000	$1,085,000
Income taxes	$30,000	$741,000

Non-cash investing and financing activities were as follows:

In connection with the WMC transactions, as described in Note 2 of the Notes to Consolidated Financial Statements, the Company issued a note payable to the seller in the amount of $3,972,000.  In addition, the Company recorded a liability for contingent consideration in the amount of $4,586,000.

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

Hardware

We conduct our Hardware business through Countrywide, which in turn operates through its wholly-owned subsidiaries, Nationwide Industries, Inc. (“Nationwide”), Woodmark International, L.P. (“Woodmark”), Pacific Stair Products, Inc. (“PSP”) and WM Coffman, LLC (“WMC”). Woodmark was, until the transactions described in Note 2 (the “WMC transactions”), which was effective June 8, 2009, an importer of both stair parts components and kitchen and bath hardware and accessories. Woodmark and PSP contributed certain net assets to WMC in return for members’ equity. Accordingly, effective with the WMC transaction, the stair parts business, which formerly reported through Woodmark, is part of WMC.  PSP, until mid-2008, manufactured and distributed premium stair rail products. Since the closing of its mill in mid-2008, it had operated primarily as a distributer of Woodmark’s staircase components to the building industry, in southern California and the southwestern region of the United States.  As a result of the transaction, PSP will no longer be an operating unit. The Company exited the remaining facility on July 31, 2009. Its customers will be serviced by WMC.  Nationwide is an importer and distributor of fencing, door, and window hardware.  Effective with this filing, the Company will report the results of operations of its kitchen and bath hardware and accessories product line with Nationwide and will be referred to as other hardware and the results of operations for WMC as “Stair Parts” or “WMC”.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. However, the Company has reclassified all of its long-term bank debt as a current liability due to its default on certain financial covenants. Management intends to finalize and resolve its discussions with its lender and believe the defaults will be cured through waivers and/or amendments.

The unaudited consolidated condensed balance sheet information as of December 31, 2008 was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The interim financial statements contained herein should be read in conjunction with that Report.

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

Subsequent Events

In preparing these condensed consolidated financial statements, we have evaluated events and transactions for potential recognition or disclosure through the issuance of the condensed consolidated financial statements.

Reclassifications

Certain amounts in the consolidated condensed financial statements at December 31, 2008 have been reclassified to conform to the current period’s presentation.

NOTE 2 – ACQUISITION

On June 10, 2009, pursuant to an Asset Purchase Agreement dated as of June 8, 2009 (the “Asset Purchase Agreement”), WMC, a Delaware limited liability company, (“WMC”) a newly formed subsidiary of the Company, acquired substantially all of the assets of Coffman Stairs LLC, a Delaware limited liability company (“Coffman”).  Coffman was in the business of manufacturing and distributing interior wood and iron stair components throughout the United States. Woodmark and PSP contributed to WMC certain respective assets, subject to WMC’s assumption of certain respective liabilities and obligations of each of Woodmark and PSP (the “Asset Contribution”).  In addition, Woodmark and PSP entered into certain agreements with WMC, effectively transferring the Company’s stair parts business to WMC.

On June 10, 2009, WMC entered into a Revolving Credit, Term Loan and Security Agreement (“WMC loan agreement”), dated as of June 8, 2009 with PNC Bank, National Association, (“PNC”) pursuant to which WMC may receive loans from PNC in the aggregate principal amount of $12,000,000 (See Note 11).

The purchase price consisted of a cash payment of $4,528,000, a promissory note in the amount of $3,972,000 payable to Coffman, and the assumption of certain payables, liabilities and obligations.  Additionally, subject to certain conditions, WMC also agreed to pay to Coffman contingent consideration based upon the financial performance of WMC and certain other factors described in the Asset Purchase Agreement.  The Company estimated a range of outcomes wherein contingent consideration would have to be paid to Coffman.  The amount of potential contingent consideration ranged from $3,697,000 to $6,770,000.  The Company, in accordance with Financial Accounting Standards Board (“FASB”), Statement of Financial Accounting Standards (“SFAS”) 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), recorded $3,972,000, which is the present value of $5,885,000, which is what it believes to be the most likely scenario of the potential estimated contingent consideration obligation. WMC also entered into an advisory agreement with Visador Holding Corporation (“Visador”), the parent company of Coffman, pursuant to which WMC agreed to pay Visador, subject to certain conditions, advisory fees, aggregating during the first three years to a maximum of $750,000 in exchange for Visador providing consulting and advisory services to WMC. Cash payments to Visador may be made only with permission of PNC.  The fair value of this obligation of $614,000 has been included in contingent consideration.  As such the Company recorded a total of $4,586,000 as contingent consideration. Additionally, the Company incurred approximately $952,000 of total fees and expenses in connection with the formation of WMC, of which, in accordance with SFAS 141(R), it recorded in its selling, general and administrative expenses approximately $432,000. The balance will be amortized over the three year term of the WMC loan agreement or approximately 18 years, which is the remaining life of the facility lease, discussed below.

Interest on the unpaid principal balance of the promissory note of $3,972,000 accrues (i) from June 8, 2009 until the Maturity Date, as defined, at the rate of six and one-half percent (6.5%) per annum.  The principal amount and accrued interest due pursuant to Coffman is payable on the date (the “Maturity Date”) that is the latter of (1) the last day of the Contingency Period, as defined in the Asset Purchase Agreement or (2) the earlier of (a) the date that is three (3) years and ninety (90) days after the date of the promissory note or (b) the date that all obligations under the Loan Agreement, as defined , are satisfied in full.  Pursuant to the terms of the promissory note, all obligations thereunder are subject to the terms of a Subordination Agreement, dated as of June 8, 2009, among WMC, Coffman and PNC.

Contemporaneously with the execution and delivery of the Asset Purchase Agreement, WMC and Coffman entered into an Assignment and Assumption of Lease Agreement dated as of June 8, 2009 (the “Assignment and Assumption Agreement”).  Pursuant to the Assignment and Assumption Agreement, Coffman transferred, conveyed and assigned to WMC all of its right, title and interest, as tenant, in, to and under, and WMC assumed all rights, obligations and liabilities of Coffman under, that certain Lease Agreement, dated as of March 30, 2007, for the lease of certain real property located in Marion, Virginia (the “Leased Premises”). The Lease Agreement has an expiration date of March 30, 2027.  The base annual rent is $580,000, payable quarterly in advance on July 1, October 1, January 1 and April 1, in equal installments of $145,000.  Further, WMC was required to present to the landlord a $100,000 letter of credit as security deposit.

The purchase price of Coffman Stairs, LLC is as follows:

Cash paid at closing	$4,528,000
Notes payable	3,972,000
Liabilities assumed	2,788,000
Future contingent consideration	4,586,000

Total	$15,874,000

The following table presents, as of the date of the transaction, the estimated fair values of the assets acquired and liabilities assumed and the amounts allocated to intangible assets and goodwill.

Accounts receivable		$1,251,000
Inventories		6,677,000
Other current assets		403,000
Property and equipment		2,411,000
Other non-current assets		485,000
Identifiable intangible assets:
Customer relationships	$1,250,000
Trademark	1,622,000	2,872,000
		14,099,000
Less: Deferred tax liability		652,000
Total fair value of net assets acquired		13,447,000
Goodwill		2,427,000
Total purchase price		$15,874,000

The Company obtained a preliminary valuation of the identifiable intangible assets from an independent third party and may be subject to change. The excess of the total purchase price over the fair value of the net assets acquired, including the value of the identifiable intangible assets, has been allocated to goodwill. Goodwill will be amortized for fifteen years for tax purposes, but not for financial reporting purposes.  The fair value and estimated lives of the identifiable intangible assets are based on current information and may be subject to change. Those intangible assets which are subject to amortization will be amortized over fifteen years for tax purposes.  For financial reporting purposes, useful lives have been assigned as follows:

Estimated
Useful Life
Trademark	Indefinite
Customer Relationships	16 years

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and Coffman, as though the transaction had occurred as of January 1, 2008. The pro forma amounts give effect to appropriate adjustments for amortization, depreciation, interest expense and income taxes. The pro forma amounts presented are not necessarily indicative of either the actual consolidated operating results had the transaction occurred as of January 1, 2008 or of future consolidated operating results.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net revenue	$21,739,000	$33,152,000	$41,689,000	$65,432,000

Net loss	$(1,800,000)	$(2,336,000)	$(3,477,000)	$(2,932,000)

Loss per share of common stock:
Basic	$(0.50)	$(0.64)	$(0.96)	$(0.81)
Diluted	$(0.50)	$(0.63)	$(0.96)	$(0.79)

NOTE 3 - FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”), as it relates to financial assets and financial liabilities. FAS 157 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. FAS 157 applies under other previously issued accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. The adoption of FAS 157 did not have a material impact on the Company’s consolidated financial statements.

FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under FAS 157 are described as follows:

•                              Level 1- Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•                              Level 2- Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•                              Level 3- Inputs that are unobservable for the asset or liability.

The following section describes the valuation methodologies that we used to measure financial instruments at fair value.

The fair value of the contingent consideration obligation incurred in connection with the WMC transaction is estimated based on the estimated weighted average cost of capital and estimated future income, among other criteria.

The following table presents the liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2009:

	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$4,586,000	$4,586,000

The carrying amounts of cash equivalents, investments, receivables, accounts payable, and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of notes payable is determined using current applicable rates for similar instruments as of the balance sheet date and approximates the carrying value of such debt.

NOTE 4 – (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per common share is based only on the average number of shares of common stock outstanding for the periods. Diluted earnings per common share reflects the effect of shares of common stock issuable upon the exercise of options, unless the effect on earnings is antidilutive.

Diluted (loss) earnings per common share is computed using the treasury stock method. Under this method, the aggregate number of shares of common stock outstanding reflects the assumed use of proceeds from the hypothetical exercise of any outstanding options to purchase shares of the Company’s Class A Common Stock. The average market value for the period is used as the assumed purchase price.

The following table sets forth the computation of basic and diluted (loss) earnings per common share:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Numerator for basic and diluted (loss) earnings per common share:
Net (loss) earnings	$(565,000)	$495,000	$(1,171,000)	$857,000
Denominator:
Denominator for basic (loss) earnings per share – weighted average common shares outstanding	3,615,000	3,637,000	3,615,000	3,637,000
Effect of dilutive securities:
Stock options	—	76,000	—	57,000
Denominator for diluted (loss) earnings per share – adjusted weighted average common shares and assumed conversions	3,615,000	3,713,000	3,615,000	3,694,000

At June 30, 2009 and 2008 and during the three and six-month periods ended June 30, 2009 and 2008, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Class A Common Stock for the period. These options are antidilutive and are excluded from the computation of (loss) earnings per share. The weighted average antidilutive stock options outstanding were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted average antidilutive stock options outstanding	554,000	381,000	554,000	326,000

Diluted loss per share for the three and six-month period ended June 30, 2009 was the same as basic loss per share, since the effect of the inclusion of common share equivalents would be anti-dilutive, because of the reported loss.

NOTE 5 - STOCK-BASED COMPENSATION

Stock-based Compensation

The Company did not grant any stock options or warrants during the three- or six-month periods ended June 30, 2009. In accordance with SFAS No. 123(R), “Share-Based Payment” (“Statement 123(R)”), the Company recorded stock-based compensation expense for the three-month periods ended June 30, 2009 and 2008 of approximately $68,000 and $51,000, respectively, and $138,000 and $97,000, respectively for the six-month periods ended June 30, 2009 and 2008.  The compensation expense is recognized in selling, general and administrative expenses on the Company’s statements of operations on a straight-line basis over the vesting periods.  The Company recognizes compensation cost over the requisite service period. However, the exercisability of the respective non-vested options, which are at pre-determined dates on a calendar year, do not necessarily correspond to the period(s) in which straight-line amortization of compensation cost is recorded. As of June 30, 2009, the Company had approximately $247,000 of total unrecognized compensation cost related to non-vested awards granted under our stock-based plans, which we expect to recognize over a weighted-average period of 1.7 years.

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

The following is a summary of the changes in outstanding options for the six months ended June 30, 2009:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2009	553,936	$7.38	6.5	—
Granted	—
Exercised	—
Forfeited	—
Expired	(12,000)
Outstanding, June 30, 2009	541,936	$7.34	6.2	—

Vested, June 30, 2009	394,269	$8.27	5.2	—

The following is a summary of changes in non-vested shares for the six months ended June 30, 2009:

	Option Shares	Weighted Average Grant-Date Fair Value
Non-vested shares, January 1, 2009	212,406	$3.02
Granted	—
Vested	(64,739)
Forfeited	—
Non-vested shares, June 30, 2009	147,667	$2.85

The number of shares of Class A common stock reserved for stock options available for issuance under the Current Plan as of June 30, 2009 was 417,900. Of the options outstanding at June 30, 2009, 539,936 were issued under the Current Plan and 2,000 were issued under the Prior Plan.

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting and disclosure of events that occur after the balance sheet date, but before financial statements are issued or available to be issued. SFAS 165 requires the disclosure of the date through which subsequent events have been evaluated and whether such date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for the Company on June 30, 2009. The Company has evaluated subsequent events through August 18, 2009, which could be required to be disclosed. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R) to change how an entity accounts for the acquisition of a business. SFAS 141(R) replaced existing SFAS 141 in its entirety. SFAS 141(R) carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method). In general, SFAS 141(R) requires acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree. SFAS 141(R) eliminates the current cost-based purchase method under SFAS 141. The measurement requirements will result in the recognition of the full amount of acquisition-date goodwill, which includes amounts attributable to non-controlling interests. The acquirer will be required to recognize in income any gain or loss on the remeasurement to acquisition-date fair value of consideration transferred or of previously acquired equity interests in the acquiree. Neither the direct costs incurred to effect a business combination nor the costs the acquirer expects to incur under a plan to restructure an acquired business will be included as part of the business combination accounting. As a result, those costs will be charged to expense when incurred, except for debt or equity issuance costs, which will be accounted for in accordance with other accounting principles generally accepted in the United States of America. SFAS 141(R) also changes the accounting for contingent consideration, in process research and development, contingencies, and restructuring costs. In addition, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination that occur after the measurement period will impact income taxes under SFAS 141(R). SFAS 141(R) became effective for the Company on January 1, 2009. As the result of adopting SFAS 141(R) the Company, in connection with the acquisition of Coffman Stairs LLC, incurred approximately $952,000, of which approximately $432,000 was recorded as expenses. Prior to its adoption SFAS 141(R) approximately $952,000 would have been included in goodwill.  Additionally, as the result of the adoption of SFAS 141(R), the Company recorded contingent consideration of $4,586,000, which is reflected on the Company’s balance sheet as part of Long-Term Debt. In accordance with SFAS 141(R), the Company will, in future periods, determine the fair value of the contingent consideration obligation and record any adjustment through the current statement of operations.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements” an amendment of ARB No. 51, (“SFAS 160”). SFAS 160 changes the accounting for, and the financial statement presentation of, non-controlling equity interests in a consolidated subsidiary. SFAS 160 replaces the existing minority-interest provisions of Accounting Research Bulletin (ARB) 51, “Consolidated Financial Statements”, by defining a new term—non-controlling interests—to replace what were previously called minority interests. SFAS 160 establishes non-controlling interests as a component of the equity of a consolidated entity. The underlying principle of SFAS 160 is that both the controlling interest and the non-controlling interests are part of the equity of a single economic entity, the consolidated reporting entity. Classifying non-controlling interests as a component of consolidated equity is a change from the current practice of treating minority interests as a mezzanine item between liabilities and equity or as a liability. The change affects both the accounting and financial reporting for non-controlling interests in a consolidated subsidiary. SFAS 160 includes reporting requirements intended to clearly identify and differentiate the interests of the parent and the interests of the non-controlling owners. The adoption of SFAS 160 on January 1, 2009, did not have a material impact on our condensed consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the United States of America. It is effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS 162 did not have any effect on our condensed consolidated financial position, results of operations or cash flows.

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

NOTE 7 - ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	June 30, 2009	December 31, 2008
Accounts receivable	$12,089,000	$9,114,000
Allowance for doubtful accounts	(441,000)	(607,000)
	$11,648,000	$8,507,000

NOTE 8 – INVENTORIES

Inventories - net consist of:

	June 30, 2009	December 31, 2008
Raw material	$2,944,000	$2,019,000
Work in process	1,462,000	1,606,000
Finished goods	33,178,000	31,575,000
	37,584,000	35,200,000
Reserve for obsolete and slow-moving inventories	(4,105,000)	(3,914,000)
	$33,479,000	$31,286,000

NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS

As the result of the WMC transaction, effective June 8, 2009, the Company increased its customer relationships and trademarks by $1,250,000 and $1,622,000, respectively.  Customer relationships will be amortized over sixteen years for financial reporting purposes and fifteen years for tax purposes. Trademarks, having indefinite lives will not be amortized for financial reporting purposes. The carrying value will be tested for impairment annually, or as required. Trademarks will be amortized over a fifteen period for tax purposes. Further, as part of the WMC transaction, the Company recorded additional goodwill of $2,427,000.  As discussed in previous filings, the Company recorded additional goodwill of $2,362,000, the contingent consideration due the sellers of Hy-Tech.

The changes in the carrying amounts of goodwill are as follows:

	Consolidated	Tools	Hardware
Balance, December 31, 2008	$4,183,000	$916,000	$3,267,000
Additions – January 1, 2009 through March 31, 2009	4,789,000	2,362,000	2,427,000
Balance June 30, 2009	$8,972,000	$3,278,000	$5,694,000

Other intangible assets were as follows:

	June 30, 2009			December 31, 2008
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships	$6,320,000	$2,767,000	$3,553,000	$5,070,000	$2,604,000	$2,466,000
Non-compete and Employment agreements	810,000	795,000	15,000	810,000	790,000	20,000
Trademarks	1,921,000	—	1,921,000	299,000	—	299,000
Drawings	290,000	34,000	256,000	290,000	27,000	263,000
Licensing	105,000	37,000	68,000	105,000	32,000	73,000
Totals	$9,446,000	$3,633,000	$5,813,000	$6,574,000	$3,453,000	$3,121,000

Amortization expense for intangible assets subject to amortization was as follows:

Three months ended June 30,		Six months ended June 30,
2009	2008	2009	2008
$90,000	$230,000	$180,000	$459,000

Amortization expense for each of the twelve-month periods ending June 30, 2010 through June 30, 2014 is estimated to be as follows: 2010 - $439,000 ; 2011 - $433,000 ; 2012 - $429,000; 2013 - $366,000 and 2014 - $264,000 .  The weighted average amortization period for intangible assets was 11.3 years at June 30, 2009 and 9.9 years at December 31, 2008.

NOTE 10- WARRANTY LIABILITY

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

Changes in the Company’s warranty liability, included in other accrued liabilities, were as follows:

	Six-months ended June 30,
	2009	2008
Balance, beginning of period	$337,000	$552,000
Acquisition	120,000	—
Warranties issued and changes in estimated pre-existing warranties	241,000	406,000
Actual warranty costs incurred	(262,000)	(487,000)
Balance, end of period	$436,000	$471,000

NOTE 11 – BANK DEBT

SHORT-TERM LOANS

The Company and its subsidiaries as co-borrowers entered into a Credit Agreement, (“Credit Agreement”) as amended, with two banks (“banks”) in 2004.  In March 2009, the banks amended the Credit Agreement to among other things increase the revolving credit loan facility, to a maximum of $22,000,000 for direct borrowings, with various sublimits for letters of credit, bankers’ acceptances and equipment loans. There are no commitment fees for any unused portion of this Credit Agreement. The revolving credit loan facility within the Credit Agreement, as amended, expires March 30, 2010 and is subject to annual review by the lending banks.  Direct borrowings under the revolving credit loan facility are secured by the Company’s accounts receivable, inventory and equipment and are cross-guaranteed by each of the Company’s subsidiaries, except WMC. These borrowings bear interest at LIBOR (London InterBank Offered Rate) plus the currently applicable loan margin, or the prime interest rate.  The amendment was not a material modification as defined by the Emerging Issues Task Force in Issue No. 96-19 and, as a result, no gain or loss had been recorded.

On June 10, 2009, the banks, in connection with the WMC transaction (see Note 2), entered into an new Amendment to the Credit Agreement which, among other things, released certain collateral contemporaneous with the Company remitting the respective advanced funds associated thereto, lowered the maximum eligible inventory, and increased the applicable loan margins on the Company’s revolving credit loan facility to 2.00% with respect to prime rate loans and 3.75% with respect to LIBOR loans as well as resetting the applicable term loan margins to 2.00% and 4.00%, respectively, for prime rate and LIBOR loans. Additionally, as certain collateral was released by the banks in connection with the WMC transaction, this amendment reduced certain components of the collateral base as well as the maximum amount available under the terms of the revolving credit loan facility to $20,700,000 as of the effective date of the Amendment, and $19,400,000 as of August 31, 2009.  At June 30, 2009 and December 31, 2008, the applicable loan margins added to LIBOR were 3.75% and 3.5%, respectively.  At June 30, 2009 and December 31, 2008, the applicable loan margins added to prime rate were 2.00% and 0.5%, respectively. As such, interest rates applied to the loan balances at June 30, 2009 were 4.3% and 5.25% for borrowings at LIBOR and prime rate, respectively, and at December 31, 2008 were 3.45% and 5.75% for borrowings at LIBOR and prime rate, respectively. At June 30, 2009 and December 31, 2008, the balances outstanding on the revolving credit loan facility with the banks within the Credit Agreement were $17,000,000 and $20,000,000, respectively.

In connection with the transaction, WMC entered into the WMC loan agreement with PNC. The WMC loan agreement expires June 8, 2012. Neither the Company nor any other subsidiary is a co-borrower or a guarantor to this WMC loan agreement.  The WMC loan agreement provides a maximum loan amount of $12,000,000, of which $1,134,000 was established as a term loan, the balance of $10,866,000 set as the maximum revolving advance amount.  The WMC loan agreement is collateralized by the accounts receivable, inventory, equipment, investment property and general intangibles of WMC.  The revolving advances made against the WMC loan agreement will bear interest based upon either the Eurodollar Rate Loans plus 3.50%, or at Domestic Rate Loans plus 2.50%.  Domestic Rate Loans are advances at a rate of interest per annum equal to the highest of (i) the Base Rate in effect on such day, (ii) the Federal Funds Open Rate in effect on such day plus 1/2 of 1%, (iii) the Daily LIBOR plus 1%, and (iv) three hundred fifty basis points (3.50%). At June 30, 2009 the balance owing on the revolving advance was $5,374,000.

LONG TERM LOANS

As part of the amendment to the Credit Agreement entered into in March 2009, the banks agreed to cancel and refinance two term loans, which, immediately prior to the amendment, aggregated approximately $13,200,000. One term loan had a balance of $6,000,000 and was being repaid $950,000 quarterly through June 2010 and the balance of $300,000 payable in September 2010.  The second term loan had a balance immediately prior to the amendment of $7,200,000 payable in quarterly installments of $360,000. Both term loans incurred interest at LIBOR plus the applicable loan margin. The amendment created one new term loan in the amount of $7,116,000 with the balance of $6,084,000 added to the revolving credit loan facility. The new term loan expires March 30, 2012. Further, the new term loan requires the Company to make monthly principal installment payments, which aggregate to approximately $1,780,000 annually, compared to the previous installment payments which required the Company to make quarterly payments aggregating $5,240,000, annually.  Borrowings under the term loan are secured by the Company’s accounts receivable, inventory and equipment and are cross-guaranteed by each of the Company’s subsidiaries, with the exception of WMC. These borrowings bear interest at LIBOR plus the currently applicable loan margin, or the prime interest rate. At June 30, 2009, the term loan balance was $6,671,000 with applicable loan margin of 4.00% added to LIBOR. At December 31, 2008, the two term loans then in existence aggregated approximately $13,560,000, and had applicable loan margin added LIBOR of 3.75%.

Included within the WMC loan agreement entered into with PNC, was a term loan with a principal amount of $1,134,000, which is to be repaid in twenty-four equal monthly installments of $47,000.  The term loan may consist of Domestic Rate Loans or Eurodollar Rate Loans, or a combination thereof. At June 30, 2009 the balance was $1,134,000 and the applicable loan rate plus margin applied to this term loan was 7.0%.

The Credit Agreement entered into with the banks also includes a foreign exchange line, which provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of foreign currencies needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding under the foreign exchange line at June 30, 2009, based on that day’s closing spot rate, was approximately $49,000.

Under the terms of the Credit Agreement entered into with the banks, the Company is required to adhere to certain financial covenants. At June 30, 2009, the Company was not in compliance with certain financial covenants. The Company believes that it may not be in compliance at September 30, 2009 with certain financial covenants currently in place. As such, it has reclassified the long term portion of its bank debt to short term debt on its consolidated condensed balance sheet.  The banks proposed a waiver and amendment to the related credit facility. The proposed waiver and amendment, conditionally would waive the non-compliance of the financial covenants at June 30, 2009, require certain changes to the credit facility, and increase all applicable loan margins.  The Company is in discussion with the lender, however, there can be no assurance that a satisfactory waiver and amendment will be entered into. The total amount of the debt that is subject to acceleration as a result of these matters is approximately $27,400,000.

NOTE 12—RELATED PARTY TRANSACTIONS

Pursuant to certain requirements in the WMC loan agreement with PNC, WMC requested and received from Richard Horowitz, President and Chief Executive Officer, and a principal stockholder of the Company, two letters of credit, each in the amount of $145,000 with PNC as the beneficiary.  The letters of credit may be drawn against, should WMC’s availability related to the revolving credit portion of the WMC loan agreement fall below a certain threshold.  Should a letter of credit be drawn upon by PNC, WMC will issue to Mr. Horowitz a note payable bearing interest at the rate of six and one half percent (6.5%) from the date of the letter of credit note to its maturity. The letters of credit were issued through a bank at which a member of the Company’s board of directors is an Executive Vice President. Further, the letters of credit terminate on the earliest of (a) June 30, 2010 for one letter of credit and September 30, 2010 for the other letter of credit, (b) the date on which there has been a drawing, or (c) the day upon which a substitute letter of credit becomes effective.

The president of one of our subsidiaries is part owner of one of the subsidiary’s vendors. During the six- month periods ended June 30, 2009 and 2008, we purchased approximately $506,000 and $549,000, respectively of product from this vendor.

NOTE 13 - BUSINESS SEGMENTS

P&F operates in two primary lines of business, or segments: (i) tools and other products (“Tools”) and (ii) hardware and accessories (“Hardware”). For reporting purposes, Florida Pneumatic and Hy-Tech are combined in the Tools segment, while WM Coffman, Woodmark, Pacific Stair Products and Nationwide are combined in the Hardware segment. The Company evaluates segment performance based primarily on segment operating income. The accounting policies of each of the segments are the same as those described in Note 1.

Three months ended June 30, 2009	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$18,528,000	$9,336,000	$9,192,000

Segment operating income (loss)	$332,000	$589,000	$(257,000)
General corporate expense	(909,000)
Interest expense – net	(362,000)
Loss before income taxes	$(939,000)

Segment assets	$78,694,000	$43,557,000	$35,137,000
Corporate assets	8,359,000
Total assets	$87,053,000

Three months ended June 30, 2008	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$25,554,000	$14,487,000	$11,067,000

Segment operating income	$2,511,000	$1,725,000	$786,000
General corporate expense	(1,158,000)
Interest expense – net	(452,000)
Earnings before income taxes	$901,000

Segment assets	$76,601,000	$45,834,000	$30,767,000
Corporate assets	5,489,000
Total assets	$82,090,000

Six months ended June 30, 2009	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$34,090,000	$18,481,000	$15,609,000

Segment operating income (loss)	$1,124,000	$1,596,000	$(472,000)
General corporate expense	(2,125,000)
Interest expense – net	(671,000)
Loss before income taxes	$(1,672,000)

Six months ended June 30, 2008	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$49,879,000	$27,773,000	$22,106,000

Segment operating income	$4,972,000	$3,365,000	$1,607,000
General corporate expense	(2,435,000)
Interest expense – net	(1,010,000)
Earnings before income taxes	$1,527,000

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

On June 10, 2009, pursuant to an Asset Purchase Agreement dated as of June 8, 2009 (the “Asset Purchase Agreement”), WMC, a Delaware limited liability company, (“WMC”) a newly formed subsidiary of the Company, acquired substantially all of the assets of Coffman Stairs LLC, a Delaware limited liability company (“Coffman”).  Coffman was in the business of manufacturing and distributing interior wood and iron stair components throughout the United States. Woodmark and PSP contributed to WMC certain respective assets, subject to WMC’s assumption of certain respective liabilities and obligations of each of Woodmark and PSP (the “Asset Contribution”).  In addition, Woodmark and PSP entered into certain agreements with WMC, effectively transferring the Company’s stair parts business to WMC.

On June 10, 2009, WMC entered into a Revolving Credit, Term Loan and Security Agreement (“WMC loan agreement”), dated as of June 8, 2009 with PNC Bank, National Association, (“PNC”) pursuant to which WMC may receive loans from PNC in the aggregate principal amount of $12,000,000. (See Note 11).

The purchase price consisted of a cash payment of $4,528,000, a promissory note in the amount of $3,972,000 payable to Coffman, and the assumption of certain payables, liabilities and obligations.  Additionally, subject to certain conditions, WMC also agreed to pay to Coffman contingent consideration based upon the financial performance of WMC and certain other factors described in the Asset Purchase Agreement.  The Company estimated a range of outcomes wherein contingent consideration would have to be paid to Coffman.  The amount of potential contingent consideration ranged from $3,697,000 to $6,770,000.  The Company, in accordance with Financial Accounting Standards Board (“FASB”), Statement of Financial Accounting Standards (“SFAS”) 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), recorded $3,972,000, which is the present value of $5,885,000, which is what it believes to be the most likely scenario of the potential estimated contingent consideration obligation. WMC also entered into an advisory agreement with Visador Holding Corporation (“Visador”), the parent company of Coffman, pursuant to which WMC agreed to pay Visador, subject to certain conditions, advisory fees, aggregating during the first three years to a maximum of $750,000 in exchange for Visador providing consulting and advisory services to WMC. Cash payments to Visador may be made only with permission of PNC.  The fair value of this obligation of $614,000 has been included in contingent consideration.  As such the Company recorded a total of $4,586,000 as contingent consideration. Additionally, the Company incurred approximately $952,000 of total fees and expenses in connection with the formation of WMC, of which, in accordance with SFAS 141(R), it recorded in its selling, general and administrative expenses approximately $432,000. The balance will be amortized over the three year term of the WMC loan agreement or approximately 18 years, which is the remaining life of the facility lease, discussed below.

The newly-acquired business, headquartered in Marion, VA, includes a 500,000 sq. foot manufacturing facility. We intend to continue warehouse operations in Marion, VA, Plano, TX and Austell, GA. Coffman Stairs had revenue of $27.5 million in 2008 and had approximately 115 employees at the time of the acquisition. We believe that as a result of this transaction, WMC is the largest manufacturer and supplier of wood and iron stair parts in the United States. Further, we believe that the complementary combination of product lines, distribution networks, employees, sales representatives, and domestic and international suppliers is unique in the industry and should enable WMC to respond to the service requirements of one- and two-step distributors as well as stair specialists.

Tools

We conduct our Tools business through Continental, which in turn operates through its wholly-owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”).

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

Hardware

We conduct our Hardware business through Countrywide, which in turn operates through its wholly-owned subsidiaries, Nationwide Industries, Inc. (“Nationwide”), Woodmark International, L.P. (“Woodmark”), Pacific Stair Products, Inc. (“PSP”) and WM Coffman, LLC (“WMC”). Woodmark was, until the transactions described in Note 2 (the “WMC transactions”), which was effective June 8, 2009, an importer of both stair parts components and kitchen and bath hardware and accessories. Woodmark and PSP contributed certain net assets to WMC in return for members’ equity. Accordingly, effective with the WMC transaction, the stair parts business, which formerly reported through Woodmark, is part of WMC.  PSP, until mid-2008, manufactured and distributed premium stair rail products. Since the closing of its mill in mid-2008, it had operated primarily as a distributer of Woodmark’s staircase components to the building industry, in southern California and the southwestern region of the United States.  As a result of the transaction, PSP will no longer be an operating unit. The Company exited the remaining facility on July 31, 2009. Its customers will be serviced by WMC.  Nationwide is an importer and distributor of fencing, door, window hardware.  Effective with this filing, the Company will report the results of operations of its kitchen & bath hardware and accessories product line with Nationwide and will be referred to as “other hardware and the results of operations of WMC as “Stair Parts” or “WMC”.

KEY INDICATORS

Economic Measures

The most critical economic indicator affecting our overall performance, specifically our Hardware segment, has been and will continue to be new home construction data.  According to the U.S. Census Bureau and the Department of Housing and Urban Development, new privately-owned housing starts in June 2009 were at a seasonally adjusted annual rate of 582,000, down 496,000 or 46% below the June 2008 rate of 1,078,000.  Economic indicators for the Tools segment include general economic conditions and retail sales, which during the three-month period ended June 30, 2009, had an adverse impact on revenue and gross margins.

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

RESULTS OF OPERATIONS

The table below provides an analysis of our net revenue for the three month and six-month periods ended June 30, 2009 and 2008.

Revenue

	Three-months Ended June 30,
	2009	2008	Variance	Variance
			$	%
Tools
Florida Pneumatic	$6,121,000	$9,450,000	$(3,329,000)	(35.2)%
Hy-Tech	3,215,000	5,037,000	(1,822,000)	(36.2)
Tools Total	9,336,000	14,487,000	(5,151,000)	(35.6)

Hardware
Stair Parts	4,461,000	5,290,000	(829,000)	(15.7)
Other hardware	4,731,000	5,777,000	(1,046,000)	(18.1)
Hardware Total	9,192,000	11,067,000	(1,875,000)	(16.9)

Consolidated	$18,528,000	$25,554,000	$(7,026,000)	(27.5)%

	Six-months Ended June 30,
	2009	2008	Variance	Variance
			$	%
Tools
Florida Pneumatic	$10,830,000	$18,357,000	$(7,527,000)	(41.0)%
Hy-Tech	7,651,000	9,416,000	(1,765,000)	(18.7)
Tools Total	18,481,000	27,773,000	(9,292,000)	(33.5)

Hardware
Stair Parts	7,803,000	10,754,000	(2,951,000)	(27.4)
Other hardware	7,806,000	11,352,000	(3,546,000)	(31.2)
Hardware Total	15,609,000	22,106,000	(6,497,000)	(29.4)

Consolidated	$34,090,000	$49,879,000	$(15,789,000)	(31.7)%

All revenues are generated in U.S. dollars and are not impacted by changes in foreign currency exchange rates.

Tools

When comparing the three-month periods ended June 30, 2009 and 2008, net revenue reported by our Tools segment decreased $5,151,000. Significant components to the reduction in revenue at Florida Pneumatic include the loss of The Home Depot business resulting in a decrease in net revenue of $1,557,000 and decreased shipments to its major retail customer of $813,000. Additionally, revenue from its industrial / catalog and OEM product lines decreased $524,000 and $257,000, respectively, when comparing the revenue for the three-month periods ended June 30, 2009 to June 30, 2008.  Lastly, our Franklin products line continues to weaken, as its market continues to erode. During the three-month period ended June 30, 2009, Franklin revenue decreased $108,000 when comparing second quarter of 2009 revenue to the revenue reported during the same period in 2008.  Other than the loss of revenue from The Home Depot, we believe the key factor to the fall-off in revenue at Florida Pneumatic is the result of the slowing overall economy. Florida Pneumatic’s relationships with its key customers, given the current economic conditions remain good.

For the first time since its acquisition in February 2007, revenue at Hy-Tech decreased when comparing revenue on a year over year basis.  Revenue for the three-month period ended June 30, 2009 was $3,215,000, compared to $5,037,000 reported during the same three-month period in 2008. Hy-Tech, focuses on the industrial sector of the pneumatic tools market, a sector for the Company which, until March 2009, had not been affected by the sluggish economy.  The decrease in revenue was across its suite of products as well as customer base.  Hy-Tech’s relationships with its key customers, given the current economic conditions, remain good.

Overall conditions in the pneumatic tool market, exacerbated by a sluggish economy, the loss of a major customer and inventory reductions occurring throughout our customer base, continue to adversely affect net revenue for the Tools segment. During the six-month periods ended June 30, 2009, net revenue for our Tools segment decreased to $18,481,000 from $27,773,000 in the same period a year ago. Until March of this year, many of these factors had not affected performance at Hy-Tech, whose revenue for the six-month period ended June 30, 2009 decreased to $7,651,000 from $9,416,000 during the six month period ended June 30, 2008.  All of the above factors continue to adversely affect revenue at Florida Pneumatic as well. During the latter half of 2008 and early 2009, a number of its major customers reduced or cancelled orders.

Hardware

WMC is driven by the number of new homes being constructed which, has for some time been in decline. As noted earlier, based upon United States Census Bureau statistics, the annual number, seasonally adjusted, of new privately-owned housing starts for June 2009 is 582,000, down 46% from the same figure for June 2008. This downward trend in new home construction continues to adversely affect performance at P&F, the Hardware segment in particular. As such, revenue for the Hardware segment decreased to $9,192,000 from $11,067,000, when comparing the three-month periods ended June 30, 2009 and 2008.  As the result of the WMC transaction, revenue generated at WMC for the three-month period ended June 30, 2009, which included less than one month of the acquired entity, reported revenue of $4,461,000 compared to $5,290,000, reported for the same period in 2008. Revenue at our other hardware businesses, which are primarily from the sale of fencing and gate hardware, kitchen and bath accessories, OEM products and line of patio hardware, is also feeling the impact of the general overall economic sluggishness, a diminishing recreational vehicle market and modular homes, the downturn in new home construction, and competitive pressures.  As such, other hardware revenue during the three-month period ended June 30, 2009 was $4,731,000, compared to $5,777,000 during the second fiscal quarter of 2008. Within other hardware net revenue from fencing and gate hardware, kitchen and bath, OEM and patio hardware during the three-month period ended June 30, 2009,were $2,794,000, $850,000, $948,000 and $139,000, respectively, compared to $3,328,000, $1,235,000, $888,000 and $326,000, respectively during the same period in the prior year.  We anticipate that we will likely continue to see the affects of the sluggish economy and lagging new home starts along with competitive pressures on future revenue for the remainder of 2009.

Net revenue for the Hardware segment for the six-month period ended June 30, 2009 continues to feel the impact of the low number of new homes being constructed compared to prior years, as well as the general sluggishness of the overall economy, both are key drivers to Hardware revenue.  As such, the Hardware segment reported a decrease of $6,497,000 or 29.4% when comparing the six-month period ended June 30, 2009 revenue of $15,609,000 with that reported in the same period last year of $22,106,000.  Stair parts revenue continued to decline to $7,803,000 during the six-month period ended June 30, 2009, from $10,754,000, in the same period in the prior year.  We believe it is difficult to predict when the economy, specifically housing starts, will improve. However, as a result of the WMC transaction in June 2009, discussed previously, which effectively expanded market coverage and penetration, we expect additional stair parts revenue.  During the six-month period ended June 30, 2009, revenue from our other hardware product lines also continued to feel the adverse effects of the sluggish economy, low housing starts and depressed modular and mobile home markets. Its revenue during this period was $7,806,000, compared to $11,352,000 in the same period in the prior year.  We believe it is likely that revenue for the remainder of 2009 from our other hardware product lines will be at or slightly below those reported in 2008, however, there can be no assurance this will occur.

Gross Margins / Profits

Gross profits for the three and six-month periods ended June 30, 2009 and 2008:

Three months ended June 30,		Consolidated	Tools	Hardware
2009	Gross Profit	$4,711,000	$2,524,000	$2,187,000
	Gross Margin	25.4%	27.0%	23.8%

2008	Gross Profit	$8,055,000	$4,762,000	$3,293,000
	Gross Margin	31.5%	32.9%	29.8%

Six months ended June 30,		Consolidated	Tools	Hardware
2009	Gross Profit	$9,343,000	$5,724,000	$3,619,000
	Gross Margin	27.4%	31.0%	23.2%

2008	Gross Profit	$15,728,000	$9,173,000	$6,555,000
	Gross Margin	31.5%	33.0%	29.7%

Tools

Gross margins in the Tools segment for the three-month period ended June 30, 2009 decreased 5.9 percentage points to 27.0% from 32.9% for the three-month period ended June 30, 2008. Gross profit for this segment decreased $2,237,000, due primarily to the decrease in revenue, close-out sales and price reductions.  Specifically, when comparing the three-month periods ended June 30, 2009 and 2008, Florida Pneumatic’s gross margin decreased 8.0 percentage points.  This decrease in the gross margin combined with reduced revenue, close-out sales of certain Franklin products as well as product mix resulted in a decrease in Florida Pneumatic’s gross profit.  Both gross margin and gross profit decreased at Hy-Tech when comparing the three-month periods ended June 30, 2009 and 2008. Gross margins decreased approximately 1.7 percentage points. The reduction in gross margin, combined with the decrease in revenue, caused Hy-Tech’s gross profit to decrease approximately $742,000.  The decrease in gross margin reported this quarter at Hy-Tech is primarily due to lower overhead absorption which in turn was due to lower volume through the facility. During the second quarter of 2009 Hy-Tech has reduced its cost of manufacturing, which should lessen the impact of less volume; however, we expect these relative results to continue as a slowdown in the industrial sector of our Tools segment which began toward the end of the first quarter of 2009 continues.

Gross margin and gross profit for the Tools segment for the six-month period ended June 30, 2009 decreased 2.0 percentage points and $3,449,000, respectively, when comparing the six-month periods ended June 30, 2009 and 2008. Florida Pneumatic, during the six-month period ended June 30, 2009, continued to feel the ill effects of lower gross margins due to product mix, compounded by close-out sales at Franklin. In 2008 Florida Pneumatic had a greater percentage of industrial sales along with higher margin products sold to its major retail customer.  Hy-Tech’s gross margin and gross profit also reflect a decrease when comparing the six-month periods ended June 30, 2009 and 2008. While its gross margins are essentially flat, it is the decrease in the six-month revenue which is the key factor in the falloff in its gross margin.  Should revenue remain at current levels, it is likely that gross margins, when compared to the prior year, may decrease, as it might be difficult for Hy-Tech to adequately absorb manufacturing overhead.

Hardware

It should be noted that Coffman, as a manufacturer and wholesaler primarily to major distributors in the stair parts industry, had historically generated gross margins that were lower than Woodmark’s stair parts business.  Further, primarily a result of the low number of new housing starts, the manufacturing facility in Marion Virginia is operating at reduced output, thereby reduced efficiency, creating under-absorption of its overhead.  The under absorption of its overhead adversely impacts the facilities cost of manufacturing, thus generating low gross margin on the products it manufactures and sells.  Additionally, costs associated to inventory consolidation and liquidation at Pacific Stair Products, which created a gross deficit of approximately a $200,000, contributed to the low gross margin .As such, gross margin for the stair parts for the three month period ended June 30, 2009 which included approximately one month of the Marion, Virginia facility, was 13.0%, compared to gross margin of 24.1% in the second quarter of 2008.  Our gross margin at the other hardware product lines for the three-month period ended June 30, 2009 decreased to 32.9% during the three-month period ended June 30, 2009 from 37.7% during the same period in the prior year. This decrease is primarily due to product mix, competitive pricing pressures and under absorption of warehousing costs.  Gross profit for the Hardware segment decreased to $2,187,000 reported for the three-month period ended June 30, 2009 from $3,294,000 for the same period in 2008.

Key factors contributing to the decrease in the Hardware segment’s year to date gross margins include under absorption of overhead costs throughout the segment, in particular PSP and the facility in Marion, Virginia; inventory write-downs and obsolescence charges during the first six months of 2009 in excess of the same period in 2008, and market driven price reductions.  As such the gross margin for the Hardware segment for the six-month period ended June 30, 2009 was 23.2%, a decrease from 29.7% reported in the same period in 2008.  Stair parts gross margin for the six-months ended June 30, 2009 was 15.9% compared to 24.6% for the same period in the prior year.  The gross margin for other hardware for the six-month period ended June 30, 2009 was 26.5%, compared to 28.2% for the same period in 2008.  Until the number of new housing starts begins to improve, it is likely that our gross margins in the Hardware segment will remain under pressure.

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

For the three-month period ended June 30, 2009, our SG&A was $5,288,000 reflecting a decrease of $1,414,000 or 21.1% when compared to $6,702,000 for the three-month period ended June 30, 2008.  Significant components of the decrease include reductions in compensation, payroll taxes and benefits aggregating $794,000, depreciation and amortization expenses decreased $118,000 as the result of the impairment charges taken in 2008.  The following items also decreased: freight by $146,000; commissions by $200,000; promotional expenses by $137,000; warranty by $128,000; and travel and entertainment expenses by $37,000.  Additionally, during the three-month period ended June 30, 2008 we reported expenses aggregating approximately $219,000 incurred in connection with the wind down of certain product lines at Florida Pneumatic. However, during the three-month period ended June 30, 2009 we recognized $352,000 of expenses incurred in connection with the WMC transaction.  We intend to continue to examine our operating expenses, particularly during these difficult times. However, as a significant portion of these expenses are fixed, as a percentage of revenue, SG&A was 28.5% for the three-month period ended June 30, 2009 compared to 26.2% for the same period in the prior year.

Our SG&A for the six-month period ended June 30, 2009 aggregated $10,343,000, reflecting a reduction of $2,848,000, or 21.6% from $13,191,000 reported during the same period in the prior year.  Key areas that have been reduced when comparing SG&A for the six-month periods ended June 30, 2009 and 2008, include: wages, payroll taxes and benefits of $1,436,000; commissions of $444,000; freight of $444,000; advertising of $318,000; depreciation and amortization of $257,000; warranty costs of $190,000; and severance and related costs incurred in connection with the wind down of certain product lines of $219,000 during the three-month period ended June 30, 2008. In accordance with SFAS 141(R), we expensed approximately $432,000 in connection with the WMC transaction.  Lastly, we increased our use of temporary labor and consultants during the wind-down of Woodmark and transition of operations into WMC by $137,000.  During the remainder of 2009 we will likely see increased SG&A as a result of the acquisition of Coffman.  We anticipate that our operating expenses will begin to decrease during early 2010.

Interest - Net

Our net interest expense of $362,000 for the three-month period ended June 30, 2009 reflects a decrease of $90,000, or 19.9%, when compared to net interest expense of $452,000 incurred for the same period in the prior year. Interest expense decreased $106,000 and $25,000, respectively, on the term loans associated with the Woodmark and Hy-Tech acquisitions. The Woodmark loan was effectively eliminated at March 31, 2009, the result of the refinancing as of that date.  The obligation was reclassified into the Company’s revolving credit facility. Interest expense on borrowings under our revolving credit loan facility for the three-month period ended June 30, 2009 was $230,000, compared to $175,000 for the same period in 2008, an increase of $55,000, due primarily to the refinancing at March 31, 2009. Our total average debt balances under the terms of our credit facilities with our banks for the quarters ended June 30, 2009 and 2008 were $26,501,000 and $32,070,000, respectively.

Our net interest for the six-month period ended June 30, 2009 was $671,000, lower by $339,000 compared to the same period in the prior year. Interest expense associated with the Woodmark loan decreased $197,000, due to lower interest rates, principal reductions through March 31, 2009 and refinancing effective March 31, 2009. Likewise, interest incurred on the Hy-Tech note decreased $115,000 due in part to principal reduction and lower average interest rates.  Interest expense on the revolving credit facility increased $6,000. As the result of the refinancing that was completed on March 31, 2009, we expect that interest expense for the remainder of 2009 will reflect comparative increases of interest expense on the revolving credit facility and comparative decreases of interest expense associated with both the Woodmark and Hy-Tech notes payable, as they no longer exist.  Further, as the result of the WMC transaction our interest will increase as we have additional bank debt as well as interest on the $3,972,000 promissory note payable to Coffman.

Income Taxes

The effective tax rates applicable to (loss) earnings for the three-month periods ended June 30, 2009 and 2008 were 39.8% and 45.1%, respectively.  The effective tax rates applicable to (loss) earnings for the six-month periods ended June 30, 2009 and 2008 were 30.0% and 43.9%, respectively.  The primary factor affecting our effective tax rate applied at June 30, 2009, was state income taxes.

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

We gauge our liquidity and financial stability by various measurements some of which are shown in the following table:

	June 30, 2009	December 31, 2008
Working Capital	$11,870,000	16,491,000
Current Ratio	1.31 to 1	1.61 to 1
Shareholders’ Equity	$32,834,000	$33,867,000

The Company and its subsidiaries as co-borrowers entered into a Credit Agreement, (“Credit Agreement”) as amended, with two banks (“banks”) in 2004.  In March 2009, the banks amended the Credit Agreement to among other things increase the revolving credit loan facility, to a maximum of $22,000,000 for direct borrowings, with various sublimits for letters of credit, bankers’ acceptances and equipment loans. There are no commitment fees for any unused portion of this Credit Agreement. The revolving credit loan facility within the Credit Agreement, as amended, expires March 30, 2010 and is subject to annual review by the lending banks.  Direct borrowings under the revolving credit loan facility are secured by the Company’s accounts receivable, inventory and equipment and are cross-guaranteed by each of the Company’s subsidiaries, except WMC. These borrowings bear interest at LIBOR (London InterBank Offered Rate) plus the currently applicable loan margin, or the prime interest rate.  The amendment was not a material modification as defined by the Emerging Issues Task Force in Issue No. 96-19 and, as a result, no gain or loss had been recorded.

On June 10, 2009, the banks, in connection with the WMC transaction (see Note 2), entered into an new Amendment to the Credit Agreement which, among other things, released certain collateral contemporaneous with the Company remitting the respective advanced funds associated thereto, lowered the maximum eligible inventory, and increased the applicable loan margins on the Company’s revolving credit loan facility to 2.00% with respect to prime rate loans and 3.75% with respect to LIBOR loans as well as resetting the applicable term loan margins to 2.00% and 4.00%, respectively for prime rate and LIBOR loans. Additionally, as certain collateral was released by the banks in connection with the WMC transaction, this amendment reduced certain components of the collateral base as well as the maximum amount available under the terms of the revolving credit loan facility to $20,700,000 as of the effective date of the Amendment, and $19,400,000 as of August 31, 2009.  At June 30, 2009 and December 31, 2008, the applicable loan margins added to LIBOR were 3.75% and 3.5%, respectively.  At June 30, 2009 and December 31, 2008, the applicable loan margins added to prime rate were 2.00% and 0.5%, respectively. As such, interest rates applied to the loan balances at June 30, 2009 were 4.3% and 5.25% for borrowings at LIBOR and prime rate, respectively, and at December 31, 2008 were 3.45% and 5.75% for borrowings at LIBOR and prime rate, respectively. At June 30, 2009 and December 31, 2008, the balances outstanding on the revolving credit loan facility with the banks within the Credit Agreement were $17,000,000 and $20,000,000, respectively.

In connection with the transaction WMC entered into the WMC loan agreement with PNC. The WMC loan agreement expires June 8, 2012. Neither the Company nor any other subsidiary is a co-borrower or a guarantor to this WMC loan agreement.  The WMC loan agreement provides a maximum loan amount of $12,000,000, of which $1,134,000 was established as a term loan, the balance of $10,866,000 set as the maximum revolving advance amount.  The WMC loan agreement is collateralized by the accounts receivable, inventory, equipment, investment property and general intangibles of WMC.  The revolving advances made against the WMC loan agreement will bear interest based upon either the Eurodollar Rate Loans plus 3.50%, or at Domestic Rate Loans plus 2.50%.  Domestic Rate Loans are advances at a rate of interest per annum equal to the highest of (i) the Base Rate in effect on such day, (ii) the Federal Funds Open Rate in effect on such day plus 1/2 of 1%, (iii) the Daily LIBOR plus 1%, and (iv) three hundred fifty basis points (3.50%). At June 30, 2009 the balance owing on the revolving advance was $5,374,000.

As part of the amendment to the Credit Agreement entered into in March 2009, the banks agreed to cancel and refinance two term loans, which, immediately prior to the amendment, aggregated approximately $13,200,000. One term loan had a balance of $6,000,000 and was being repaid $950,000 quarterly through June 2010 and the balance of $300,000 payable in September 2010.  The second term loan had a balance immediately prior to the amendment of $7,200,000 payable in quarterly installments of $360,000. Both term loans incurred interest at LIBOR plus the applicable loan margin. The amendment created one new term loan in the amount of $7,116,000 with the balance of $6,084,000 added to the revolving credit loan facility. The new term loan expires March 30, 2012. Further, the new term loan requires the Company to make monthly principal installment payments, which aggregate to approximately $1,780,000 annually, compared to the previous installment payments which required the Company to make quarterly payments aggregating $5,240,000, annually.  Borrowings under the term loan are secured by the Company’s accounts receivable, inventory and equipment and are cross-guaranteed by each of the Company’s subsidiaries, with the exception of WMC. These borrowings bear interest at LIBOR plus the currently applicable loan margin, or the prime interest rate. At June 30, 2009, the term loan balance was $6,671,000 with applicable loan margin of 4.00% added to LIBOR. At December 31, 2008, the two term loans then in existence aggregated approximately $13,560,000, and had applicable loan margin added LIBOR of 3.75%.

Included within the WMC loan agreement entered into with PNC, was a term loan with a principal amount of $1,134,000, which is to be repaid in twenty-four equal monthly installments of $47,000.  The term loan may consist of Domestic Rate Loans or Eurodollar Rate Loans, or a combination thereof. At June 30, 2009 the balance was $1,134,000 and the applicable loan rate plus margin applied to this term loan was 7.0%.

The Credit Agreement also includes a foreign exchange line, which provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of foreign currencies needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding under the foreign exchange line at June 30, 2009, based on that day’s closing spot rate, was approximately $49,000.

Under the terms of the Credit Agreement entered into with the banks, the Company is required to adhere to certain financial covenants. At June 30, 2009, the Company was not in compliance with certain financial covenants.  The Company believes that it may not be in compliance at September 30, 2009 with certain financial covenants currently in place. As such, it has reclassified the long term portion of its bank debt to short term debt on its consolidated condensed balance sheet.  The banks proposed a waiver and amendment to the related credit facility. The proposed waiver and amendment, conditionally would waive the non-compliance of the financial covenants at June 30, 2009, require certain changes to the credit facility, and increase all applicable loan margins.  The Company is in discussion with the lender, however, there can be no assurance that a satisfactory waiver and amendment will be entered into. The total amount of the debt that is subject to acceleration as a result of these matters is approximately $27,400,000.

Our cash decreased to $527,000 at June 30, 2009, from $1,043,000 as of December 31, 2008.  Our total debt increased to $34,486,000 at June 30, 2009 from $30,544,000 at December 31, 2008, due primarily to the WMC transaction. This was partially offset by term loan repayments and lower inventory purchases during the quarter ended June 30, 2009. The percent of total debt to total book capitalization (total debt divided by total bank debt plus equity) was 51.2% at June 30, 2009 compared to 47.4% at December 31, 2008.

We had net cash of $3,966,000 provided by operating activities for the six-month period ended June 30, 2009 compared to net cash of $2,576,000 provided by operating activities for the six-month period ended June 30, 2008. We believe that cash on hand derived from operations and cash available through borrowings under our credit facilities should be sufficient to allow us to meet our foreseeable working capital needs; however, there can be no assurance.

In connection with the acquisition of Hy-Tech, we agreed to make additional payments (“Contingent Consideration”) to the sellers. The amount of the Contingent Consideration is to be based on a percentage of the average increase in earnings before interest, taxes, depreciation and amortization (“EBITDA”) over a two-year period from the date of acquisition, February 12, 2007, over a base year EBITDA of $4,473,000. In addition, we agreed to make an additional payment (“Additional Contingent Consideration”), subject to certain conditions related to an exclusive supply agreement with a major customer and to a certain extent and subject to certain provisions, the achievement of Contingent Consideration. The maximum amount of Additional Contingent Consideration may not exceed $1,900,000.  Hy-Tech successfully achieved the required thresholds necessary to be entitled to both the Contingent Consideration and the Additional Contingent Consideration. The total amount of the Contingent Consideration and the Additional Contingent Consideration is approximately $2,300,000. According to the agreement, the amounts due the sellers are payable in May 2009. However, we and the sellers have agreed upon payment arrangement wherein we paid approximately $573,000 in May 2009 with the balance of approximately $1,719,000 to be paid in six equal payments incurring interest at the rate of 6.0% per annum, payable quarterly commencing in August 2009. Total amount of approximately $2,300,000 owed has been recorded as goodwill.

Capital spending was approximately $532,000 and $1,099,000 for the three and six-month periods ended June 30, 2009, compared to $373,000 and $562,000 of capital expenditures made during the three and six-month periods ended June 30, 2008.  Capital expenditures for the balance of 2009 are expected to be approximately $500,000, some of which may be financed through our credit facilities or financed through independent third party financial institutions. Included in the expected total for 2009 are capital expenditures relating to new products, expansion of existing product lines and replacement of equipment.

Pursuant to certain requirements incorporated in the WMC loan agreement with PNC, WMC requested and received from Richard Horowitz, President and Chief Executive Officer, and a principal stockholder, of the Company two letters of credit, each in the amount of $145,000 with PNC as the beneficiary.  The letters of credit may be drawn against should WMC’s availability related to the revolving credit portion of the WMC loan agreement fall below a certain threshold.  Should a letter of credit be drawn upon by PNC, WMC will issue to Mr. Horowitz a note payable bearing interest at the rate of six and one half percent (6.5%) from the date of the letter of credit note to its maturity. The letters of credit were issued through a bank at which one of the Company’s board of directors is an Executive Vice President. Further, the letters of credit terminate on the earliest of (a) June 30, 2010 for one letter of credit and September 30, 2010 for the other letter of credit, (b) the date on which there has been a drawing, (c) the day upon which a substitute letter of credit becomes effective.

OFF-BALANCE SHEET ARRANGEMENTS

Our foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of foreign currencies needed for payments to foreign suppliers. We have not purchased forward contracts on New Taiwan dollars (“TWD”). The total amount of foreign currency forward contracts outstanding at June 30, 2009, based on that day’s closing spot rate, was approximately $49,000.

A majority of our products are manufactured outside the United States, of which a significant amount is purchased in the local currency. As a result, we are exposed to movements in the exchange rates of various currencies against the United States dollar which could have an adverse effect on our results of operations or financial position. We believe our most significant foreign currency exposures are the Japanese yen, the Taiwan dollar (“TWD”) and the Chinese Renminbi (“RMB”). Purchases of product from China and Taiwan are made in U.S. dollars. However, if either or both the TWD or RMB, were to strengthen materially in relation to the U.S. dollar, there could be an adverse effect on our business, results of operations or financial position. We are also subject to currency risk with respect to the Yen, however we generally purchase Yen forward to mitigate the exposure in the short run.  However, should the Yen strengthen materially in relation to the U.S. dollar, there could be an adverse effect on our business, results of operations or financial position.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 requires the disclosure of the date through which subsequent events have been evaluated and whether such date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for the Company on June 30, 2009. The Company has evaluated subsequent events through August 18, 2009, which could be required to be disclosed. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS 141(R) to change how an entity accounts for the acquisition of a business. SFAS 141(R) replaced existing SFAS 141 in its entirety. SFAS 141(R) carries forward the existing requirements to account for all business combinations using the acquisition method (formerly called the purchase method). In general, SFAS 141(R) requires acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree. SFAS 141(R) eliminates the current cost-based purchase method under SFAS 141. The measurement requirements will result in the recognition of the full amount of acquisition-date goodwill, which includes amounts attributable to non-controlling interests. The acquirer will be required to recognize in income any gain or loss on the remeasurement to acquisition-date fair value of consideration transferred or of previously acquired equity interests in the acquiree. Neither the direct costs incurred to effect a business combination nor the costs the acquirer expects to incur under a plan to restructure an acquired business will be included as part of the business combination accounting. As a result, those costs will be charged to expense when incurred, except for debt or equity issuance costs, which will be accounted for in accordance with other accounting principles generally accepted in the United States of America. SFAS 141(R) also changes the accounting for contingent consideration, in process research and development, contingencies, and restructuring costs. In addition, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination that occur after the measurement period will impact income taxes under SFAS 141(R). SFAS 141(R) became effective for the Company on January 1, 2009. As the result of adopting SFAS 141(R) the Company, in connection with the acquisition of Coffman, Stairs LLC, incurred approximately $952,000, of which approximately $432,000 was recorded as expenses.  Prior to its adoption SFAS 141(R) approximately $952,000 would have been included in goodwill.  Additionally, as the result of the adoption of SFAS 141(R), the Company recorded contingent consideration of $4,586,000, which is reflected on the Company’s balance sheet as part of Long-Term Debt. In accordance with SFAS 141(R), the Company will, in future periods, determine the fair value of the contingent consideration obligation and record any adjustment through the current statement of operations.

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements”: an amendment of ARB No. 51, (“SFAS 160”). SFAS 160 changes the accounting for, and the financial statement presentation of, non-controlling equity interests in a consolidated subsidiary. SFAS 160 replaces the existing minority-interest provisions of Accounting Research Bulletin (ARB) 51, “Consolidated Financial Statements”, by defining a new term—non-controlling interests—to replace what were previously called minority interests. SFAS 160 establishes non-controlling interests as a component of the equity of a consolidated entity. The underlying principle of SFAS 160 is that both the controlling interest and the non-controlling interests are part of the equity of a single economic entity: the consolidated reporting entity. Classifying non-controlling interests as a component of consolidated equity is a change from the current practice of treating minority interests as a mezzanine item between liabilities and equity or as a liability. The change affects both the accounting and financial reporting for non-controlling interests in a consolidated subsidiary. SFAS 160 includes reporting requirements intended to clearly identify and differentiate the interests of the parent and the interests of the non-controlling owners. The adoption of SFAS 160 on January 1, 2009, did not have a material impact on our condensed consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the United States of America. It is effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS 162 did not have any effect on our condensed consolidated financial position, results of operations or cash flows.

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

Item 4T.              Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed, under the supervision of, and with the participation of, our management including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities and Exchange Act of 1934). Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures as of June 30, 2009 were effective. Accordingly, management believes that the consolidated condensed financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the three-month period ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 27, 2009, we held our Annual Meeting of Stockholders, at which the election of certain members of our Board of Directors were voted upon. The following persons were duly elected to serve, subject to our Bylaws, as directors of P&F Industries, Inc until the 2012 Annual Meeting of Stockholders, or until the election and qualification of their successor(s):

Name of Director	votes in favor	votes withheld	votes abstained
Jeffrey D. Franklin	3,218,283	119,514	0
Dennis Kalick	3,307,783	30,014	0

The terms of office of Robert L. Dubofsky, Alan I. Goldberg, Richard A. Horowitz, Kenneth M. Scheriff, Mitchell A. Solomon and Marc A. Utay as directors of the Registrant continued after the Annual Meeting of Stockholders.

There were no broker non-votes pertaining to this proposal.

Item 5.	Other Information

None

Item 6.	Exhibits

See “Exhibit Index” immediately following the signature page.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P&F INDUSTRIES, INC.
(Registrant)

	By	/s/ Joseph A. Molino, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: August 19, 2009		(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit

2.1

Asset Purchase Agreement, dated as of June 8, 2009, by and between Coffman Stairs, LLC and WM Coffman LLC (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated June 10, 2009).

2.2	Seller Note, dated June 8, 2009, made payable by WM Coffman LLC to Coffman Stairs, LLC (Incorporated by reference to Exhibit 2.2 to Registrant’s Current Report on Form 8-K dated June 10, 2009).

2.3

Assignment and Assumption of Lease Agreement, made and entered into as of June 8, 2009, by and among Coffman Stairs, LLC and WM Coffman LLC (Incorporated by reference to Exhibit 2.3 to Registrant’s Current Report on Form 8-K dated June 10, 2009).

2.4

Management Agreement, dated June 8, 2009, between WM Coffman LLC and Visador Holding Corporation (Incorporated by reference to Exhibit 2.4 to Registrant’s Current Report on Form 8-K dated June 10, 2009).

10.1

Lease Agreement, dated as of March 30, 2007, by and among AGNL Coffman, L.L.C., Coffman Stairs, LLC and Visador Holding Corporation (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 10, 2009).

10.2

First Amendment to Lease Agreement, dated as of June 8, 2009, made by AGNL Coffman, L.L.C. and WM Coffman LLC (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated June 10, 2009) .

10.3

Revolving Credit, Term Loan and Security Agreement, dated as of June 8, 2009, among WM Coffman LLC, the Lenders (as defined therein) and PNC Bank, National Association, as Agent (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated June 10, 2009).

10.4

Reimbursement Agreement, dated as of June 8, 2009, by and between WM Coffman, LLC and Richard A. Horowitz (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated June 10, 2009).

10.5

Term Note, dated June 8, 2009, made payable by WM Coffman LLC to the order of PNC Bank, National Association (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K dated June 10, 2009).

10.6

Revolving Credit Note, dated June 8, 2009, made payable by WM Coffman LLC to the order of PNC Bank, National Association (Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K dated June 10, 2009).

10.7

Amendment No. 19 and Waiver to Credit Agreement, dated as of June 10, 2009, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.7 to Registrant’s Current Report on Form 8-K dated June 10, 2009).

10.8

Fourth Amended and Restated Revolving Credit Note, dated June 10, 2009, issued by the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc. and Hy-Tech Machine, Inc. to Citibank, N.A. (Incorporated by reference to Exhibit 10.8 to Registrant’s Current Report on Form 8-K dated June 10, 2009)

10.9	Fourth Amended and Restated Revolving Credit Note, dated June 10, 2009, issued by the Registrant, Florida

Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc. and Hy-Tech Machine, Inc. to HSBC Bank USA, National Association (Incorporated by reference to Exhibit 10.9 to Registrant’s Current Report on Form 8-K dated June 10, 2009)

10.10

Amendment No. 1 to Purchase Agreement, dated as of June 26, 2009, by and among Hy-Tech Machine Inc., Hy-Tech Holdings, Inc., Quality Gear Holdings, Inc., HTM Associates, Robert Ober, Elizabeth Smail, James J. Browne, Daniel Berg and James Hohman (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 26, 2009).

10.11

Subordinated Promissory Note, dated May 16, 2009, issued by Hy-Tech Machine, Inc. payable to Hy-Tech Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated June 26, 2009).

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