Form 10-Q
period 2009-09-30
P&F INDUSTRIES INC
filed 2009-11-13
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

As of November 13, 2009 there were 3,614,562 shares of the registrant’s Class A Common Stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

i

PART I - FINANCIAL INFORMATION

Item 1.                    Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS

Cash and cash equivalents	$660,000	$1,043,000
Accounts receivable – net	10,965,000	8,507,000
Inventories	30,947,000	31,286,000
Notes and other receivables	305,000	—
Deferred income taxes – net	1,584,000	1,584,000
Income tax refund receivable	1,074,000	327,000
Prepaid expenses and other current assets	1,803,000	990,000
TOTAL CURRENT ASSETS	47,338,000	43,737,000

PROPERTY AND EQUIPMENT
Land	1,550,000	1,550,000
Buildings and improvements	7,642,000	7,637,000
Machinery and equipment	19,553,000	15,567,000
	28,745,000	24,754,000
Less accumulated depreciation and amortization	12,656,000	11,232,000
NET PROPERTY AND EQUIPMENT	16,089,000	13,522,000

GOODWILL	8,972,000	4,183,000

OTHER INTANGIBLE ASSETS – net	5,704,000	3,121,000

DEFERRED INCOME TAXES -net	4,773,000	5,424,000

OTHER ASSETS – net	689,000	485,000

TOTAL ASSETS	$83,565,000	$70,472,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES

Short-term borrowings	$21,285,000	$15,000,000
Accounts payable	5,671,000	1,962,000
Other accrued liabilities	4,339,000	3,768,000
Current maturities of long-term debt and debt in default	10,586,000	6,516,000
TOTAL CURRENT LIABILITIES	41,881,000	27,246,000

Other long-term liabilities	5,043,000	331,000
Note payable	4,053,000	—
Long –term debt, less current maturities	495,000	9,028,000

TOTAL LIABILITIES	51,472,000	36,605,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued - 3,956,431 at September 30, 2009 and December 31, 2008, respectively	3,956,000	3,956,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	10,580,000	10,407,000
Retained earnings	20,512,000	22,459,000
Treasury stock, at cost – 341,869 shares at September 30, 2009 and December 31, 2008	(2,955,000)	(2,955,000)

TOTAL SHAREHOLDERS’ EQUITY	32,093,000	33,867,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$83,565,000	$70,472,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three months		Nine months
	ended September 30,		ended September 30,
	2009	2008	2009	2008
Net revenue	$20,470,000	$22,104,000	$54,560,000	$71,983,000
Cost of sales	15,157,000	15,225,000	39,905,000	49,377,000
Gross profit	5,313,000	6,879,000	14,655,000	22,606,000
Selling, general and administrative expenses	5,734,000	6,083,000	16,076,000	19,274,000
Operating (loss) income	(421,000)	796,000	(1,421,000)	3,332,000
Interest expense	686,000	407,000	1,358,000	1,416,000
(Loss) earnings before income taxes	(1,107,000)	389,000	(2,779,000)	1,916,000
Income tax (benefit) expense	(331,000)	115,000	(832,000)	785,000
Net (loss) earnings	$(776,000)	$274,000	$(1,947,000)	$1,131,000

Basic (loss) earnings per common share:
Net (loss) earnings	$(0.21)	$0.08	$(0.54)	$0.31

Diluted (loss) earnings per common share:
Net (loss) earnings	$(0.21)	$0.07	$(0.54)	$0.30

Weighted average common shares outstanding:
Basic	3,614,562	3,625,864	3,614,562	3,633,507
Diluted	3,614,562	3,800,990	3,614,562	3,729,861

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

		Class A Common Stock, $1 Par		Additional paid-in	Retained	Treasury stock
	Total	Shares	Amount	capital	earnings	Shares	Amount

Balance, January 1, 2009	$33,867,000	3,956,000	$3,956,000	$10,407,000	$22,459,000	342,000	$(2,955,000)

Net loss	(1,947,000)				(1,947,000)
Stock-based compensation	173,000			173,000

Balance, September 30, 2009	$32,093,000	3,956,000	$3,956,000	$10,580,000	$20,512,000	342,000	$(2,955,000)

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net (loss) earnings	$(1,947,000)	$1,131,000

Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Noncash charges:
Depreciation and amortization	1,456,000	1,277,000
Amortization of other intangible assets	289,000	687,000
Amortization of other assets	19,000	5,000
Provision for losses on accounts receivable - net	(138,000)	(122,000)
Stock-based compensation	173,000	169,000
Deferred income taxes - net	—	547,000
Loss on sale of fixed asset	24,000	242,000
Change in fair value of contingent consideration	135,000	—
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	(1,069,000)	712,000
Notes and other receivables	253,000	290,000
Inventories	7,015,000	(612,000)
Income tax refund receivable	(747,000)	6,000
Prepaid expenses and other current assets	(492,000)	(156,000)
Other assets	(223,000)	(257,000)
Accounts payable	1,748,000	(10,000)
Accruals and other liabilities	(111,000)	(972,000)
Income taxes payable	—	(453,000)
Total adjustments	8,332,000	1,353,000
Net cash provided by operating activities	$6,385,000	$2,484,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited) (continued)

	Nine months ended September 30,
	2009	2008
Cash Flows from Investing Activities:
Capital expenditures	$(1,638,000)	$(694,000)
Proceeds from sale of fixed assets	2,000	16,000
Payment for acquisition	(4,528,000)	—
Additional purchase price – Hy-Tech	(2,362,000)	—
Net cash used in investing activities	(8,526,000)	(678,000)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	27,158,000	11,500,000
Repayments of short-term borrowings	(20,873,000)	(4,500,000)
Term loan -advances	1,134,000	—
Repayments of term loan	(7,394,000)	(8,930,000)
Net proceeds from equipment lease financing	494,000	—
Principal payments on long-term debt	(194,000)	(198,000)
Net proceeds from notes payable	1,433,000	—
Purchase of treasury stock	—	(62,000)
Net cash provided (used) in financing activities	1,758,000	(2,190,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(383,000)	(384,000)
Cash and cash equivalents at beginning of period	1,043,000	1,334,000
Cash and cash equivalents at end of period	$660,000	$950,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$1,092,000	$1,485,000
Income taxes	$30,000	$758,000

Noncash investing and financing activities were as follows:

In connection with the WMC transactions, as described in Note 2 of the Notes to Consolidated Condensed Financial Statements, the Company issued a note payable to the seller in the amount of $3,972,000.  In addition, on June 8, 2009, the Company recorded a liability for contingent consideration in the amount of $4,586,000.

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

Subsequent Events

In preparing these condensed consolidated financial statements, we have evaluated events and transactions through November 13, 2009 for potential recognition or disclosure through the issuance of the condensed consolidated financial statements.

Reclassifications

Certain amounts in the consolidated condensed financial statements for the three and nine-month periods ended September 30, 2008 have been reclassified to conform to the current period’s presentation.

Management Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses reported in those financial statements.  Certain significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, inventory, goodwill, intangible assets and other long-lived assets, income taxes and deferred taxes.  Descriptions of these policies are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate.  Illiquid credit markets and declines in consumer spending have, among other things, combined to increase the uncertainty inherent in such estimates and assumptions.  As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions.  Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification™ (the “Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the United States Securities and Exchange Commission (“SEC”) under authority of Federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The Codification did not have a material impact on the Company’s consolidated financial statements upon adoption.  Accordingly, the Company’s notes to consolidated financial statements will explain accounting concepts rather than cite the topics of specific U.S. GAAP.

The Company

P&F Industries, Inc., (“P&F”) conducts its business operations through two of its wholly-owned subsidiaries: Continental Tool Group, Inc. (“Continental”) and Countrywide Hardware, Inc. (“Countrywide”). P&F and its subsidiaries are herein referred to collectively as the “Company.” In addition, the words “we”, “our” and “us” refer to the Company.

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

Hardware

We conduct our Hardware business through Countrywide, which in turn operates through its wholly-owned subsidiaries, Nationwide Industries, Inc. (“Nationwide”), Woodmark International, L.P. (“Woodmark”), Pacific Stair Products, Inc. (“PSP”) and WM Coffman, LLC (“WMC”). Woodmark was, until the transactions described in Note 2 (the “WMC transactions”), which were effective June 8, 2009, an importer of both stair parts components and kitchen & bath hardware and accessories. Woodmark and PSP contributed certain net assets to WMC in return for members’ equity. Accordingly, effective with the WMC transaction, the stair parts business, which formerly reported through Woodmark, is part of WMC. PSP manufactured and distributed premium stair rail products, until mid-2008. Since the closing of its mill in mid-2008, it had operated primarily as a distributer of Woodmark’s staircase components to the building industry, in southern California and the southwestern region of the United States.  PSP exited the remaining facility on July 31, 2009.  As a result of the WMC transaction, PSP no longer functions as an operating unit.  Its customers are being serviced through WMC.

Nationwide, headquartered in Tampa, Florida, is an importer and distributor of fencing, door, and window hardware.

Effective as of the date of the WMC transaction, the Company reports the results of operations of its kitchen & bath hardware and accessories product line, which, prior to the WMC transaction, was part of Woodmark, with Nationwide and is referred to as “Other Hardware”.  The Company reports the results of operations of WMC as “Stair Parts” or “WMC”.

NOTE 2 — ACQUISITION

On June 10, 2009, pursuant to an Asset Purchase Agreement dated as of June 8, 2009 (the “Asset Purchase Agreement”), WMC, a Delaware limited liability company,  and a newly formed subsidiary of the Company, acquired substantially all of the assets of Coffman Stairs LLC, a Delaware limited liability company (“Coffman”).  Coffman was in the business of manufacturing and distributing interior wood and iron stair components throughout the United States. Woodmark and PSP contributed to WMC certain respective assets, subject to WMC’s assumption of certain respective liabilities and obligations of each of Woodmark and PSP (the “Asset Contribution”).  In addition, Woodmark and PSP entered into certain agreements with WMC, effectively transferring the Company’s stair parts business to WMC.

On June 10, 2009, WMC entered into a Revolving Credit, Term Loan and Security Agreement (“WMC loan agreement”), dated as of June 8, 2009 with PNC Bank, National Association, (“PNC”) pursuant to which WMC may receive loans from PNC in the aggregate principal amount of $12,000,000 (See Note 11).

The purchase price consisted of a cash payment of $4,528,000, a promissory note in the amount of $3,972,000 payable to Coffman, and the assumption of certain payables, liabilities and obligations.  Additionally, subject to certain conditions, WMC also agreed to pay to Coffman contingent consideration based upon the financial performance of WMC and certain other factors described in the Asset Purchase Agreement.  The Company estimated a range of outcomes wherein contingent consideration would have to be paid to Coffman.  The amount of potential contingent consideration ranged from $3,697,000 to $6,770,000.  The Company, recorded $3,972,000, which is the present value of $5,885,000, which is what it believed to be the most likely outcome of the potential estimated contingent consideration obligation. WMC also entered into an advisory agreement with Visador Holding Corporation (“Visador”), the parent company of Coffman, pursuant to which WMC agreed to pay Visador, subject to certain conditions, advisory fees, aggregating during the first three years to a maximum of $750,000 in exchange for Visador providing consulting and advisory services to WMC. Cash payments to Visador may be made only with permission of PNC.  The fair value of this obligation of $614,000 has been included in contingent consideration.  As such, the Company recorded a total of $4,586,000 as contingent consideration. Additionally, the Company incurred approximately $952,000 of total fees and expenses in connection with the formation of WMC, of which, it recorded in its selling, general and administrative expenses approximately $432,000. A portion of this amount will be amortized over the three year term of the WMC loan agreement, with the remaining portion being amortized over approximately 18 years, which is the remaining life of the facility lease, discussed below.

Interest on the unpaid principal balance of the promissory note of $3,972,000 accrues (i) from June 8, 2009 until the Maturity Date, as defined, at the rate of six and one-half percent (6.5%) simple interest per annum.  The principal amount and accrued interest due Coffman is payable on the date (the “Maturity Date”) that is the latter of (1) the last day of the Contingency Period, as defined in the Asset Purchase Agreement or (2) the earlier of (a) the date that is three (3) years and ninety (90) days after the date of the promissory note or (b) the date that all obligations under the Loan Agreement, as defined , are satisfied in full.  Pursuant to the terms of the promissory note, all obligations thereunder are subject to the terms of a Subordination Agreement, dated as of June 8, 2009, among WMC, Coffman and PNC.

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

The following table presents, as of the date of the transaction, the air values of the assets acquired and liabilities assumed and the amounts allocated to intangible assets and goodwill.

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

The excess of the total purchase price over the fair value of the net assets acquired, less the value of the identifiable intangible assets, has been allocated to goodwill. Goodwill will be amortized for fifteen years for tax purposes, but not for financial reporting purposes.  The fair value and estimated lives of the identifiable intangible assets are based on current information and may be subject to change. Those intangible assets which are subject to amortization will be amortized over fifteen years for tax purposes.  For financial reporting purposes, useful lives have been assigned as follows:

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

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net revenue	$20,470,000	$28,871,000	$62,159,000	$94,303,000

Net loss	$(777,000)	$(498,000)	$(4,254,000)	$(3,431,000)

Loss per share of common stock:
Basic	$(0.21)	$(0.14)	$(1.18)	$(0.94)
Diluted	$(0.21)	$(0.14)	$(1.18)	$(0.94)

NOTE 3 - FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company began recording its financial assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants at the measurement date.     Prior to the WMC transaction, the Company did not have significant measurements of nonfinancial assets or nonfinancial liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.  In accordance with authoritative guidance, the Company is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described as follows:

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

The following describes the valuation methodologies that we used to measure financial instruments at fair value.

The fair value of the contingent consideration obligation incurred in connection with the WMC transaction is estimated based on the estimated weighted average cost of capital and estimated future income, among other criteria.

The following table presents the liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2009:

	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$4,721,000	$4,721,000

	Three-months ended September 30, 2009	June 8, 2009 (date of WMC Transaction) through September 30, 2009
Roll-forward of Level 3 Liabilities:
Balance at beginning of period	$4,586,000	$4,586,000
Net realized loss included in earnings	135,000	135,000
Balance end of period	$4,721,000	$4,721,000

The carrying amounts of cash equivalents, investments, receivables, accounts payable, and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of notes payable is determined using current applicable rates for similar instruments as of the balance sheet date and approximates the carrying value of such debt.

NOTE 4 — (LOSS) EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted (loss) earnings per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Numerator for basic and diluted (loss) earnings per common share:
Net (loss) earnings	$(776,000)	$274,000	$(1,947,000)	$1,131,000
Denominator:
Denominator for basic (loss) earnings per share – weighted average common shares outstanding	3,614,562	3,625,864	3,614,562	3,633,507
Effect of dilutive securities:
Stock options	—	175,126	—	96,354
Denominator for diluted (loss) earnings per share – adjusted weighted average common shares and assumed conversions	3,614,562	3,800,990	3,614,562	3,729,861

At September 30, 2009 and 2008 and during the three and nine-month periods ended September 30, 2009 and 2008, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Class A Common Stock for the period. These options are antidilutive and are excluded from the computation of (loss) earnings per share. The weighted average antidilutive stock options outstanding were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted average antidilutive stock options outstanding	554,000	554,000	554,000	402,000

Diluted loss per share for the three and nine-month periods ended September 30, 2009 was the same as basic loss per share, since the effect of the inclusion of common share equivalents would be anti-dilutive, because of the reported loss.

NOTE 5 - STOCK-BASED COMPENSATION

Stock-based Compensation

Total stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options and warrants.  Compensation expense attributable to stock-based compensation during the three-month periods ended September 30, 2009 and 2008 was approximately $35,000 and $72,000, respectively, and $173,000 and $169,000, respectively for the nine-month periods ended September 30, 2009 and 2008.  The compensation expense is recognized in selling, general and administrative expenses on the Company’s statements of operations on a straight-line basis over the vesting periods.  The Company recognizes compensation cost over the requisite service period. However, the exercisability of the respective non-vested options, which are at pre-determined dates on a calendar year, do not necessarily correspond to the period(s) in which straight-line amortization of compensation cost is recorded. As of September 30, 2009, the Company had approximately $212,000 of total unrecognized compensation cost related to non-vested awards granted under our stock-based plans, which we expect to recognize over a weighted-

average period of 2.0 years.  The Company did not grant any stock options or warrants during the three- or nine-month periods ended September 30, 2009.

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

The following is a summary of the changes in outstanding options for the nine months ended September 30, 2009:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2009	553,936	$7.38	6.5	—
Granted	—
Exercised	—
Forfeited	—
Expired	(39,312)
Outstanding, September 30, 2009	514,624	$7.26	6.3	—

Vested, September 30, 2009	366,957	$8.22	8.6	—

The following is a summary of changes in non-vested shares for the nine months ended September 30, 2009:

	Option Shares	Weighted Average Grant-Date Fair Value
Non-vested shares, January 1, 2009	212,406	$3.02
Granted	—
Vested	(64,739)
Forfeited	—
Non-vested shares, September 30, 2009	147,667	$2.85

The number of shares of Class A common stock reserved for stock options available for issuance under the Current Plan as of September 30, 2009 was 443,212. Of the options outstanding at September 30, 2009, all were issued under the Current Plan.

NOTE 6 — RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted Accounting Standards

In June 2009, the FASB established the FASB Accounting Standards Codification ™ (the “Codification”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the United States Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The Codification did not have a material impact on the Company’s consolidated financial statements upon adoption.  Accordingly, the Company’s notes to consolidated financial statements will explain accounting concepts rather than cite the topics of specific U.S. GAAP.

In May 2009, the FASB issued authoritative guidance which establishes general standards of accounting and disclosure of events that occur after the balance sheet date, but before financial statements are issued or available to be issued. The guidance requires the disclosure of the date through which subsequent events have been evaluated and whether such date represents the date the financial statements were issued or were available to be issued. The guidance is effective for the Company on September 30, 2009.

The Company has evaluated subsequent events through November 13, 2009, which could be required to be disclosed. The adoption of this guidance did not have a material impact on the Company’s consolidated condensed financial statements.

In April 2009, the FASB issued authoritative guidance that principally requires publicly traded companies to provide disclosures about fair value of financial instruments in interim financial information.  The adoption of this disclosure-only guidance for the Company’s September 30, 2009 interim consolidated financial statements is included in Note 3 — Fair Value Measurements and did not have an impact on the Company’s consolidated financial results.

In April 2009, the FASB issued authoritative guidance to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably determined.  If the fair value of such assets or liabilities cannot be reasonably determined, then they would generally be recognized in accordance with certain other pre-existing accounting standards.  This guidance also amends the subsequent accounting for assets and liabilities arising from contingencies in a business combination and certain other disclosure requirements.  This guidance did not have an impact on the Company’s September 30, 2009 interim consolidated condensed financial statements.

In November 2008, the FASB issued authoritative guidance regarding the accounting for defensive intangible assets.  Defensive intangible assets are assets acquired in a business combination that the acquirer (a) does not intend to use or (b) intends to use in a way other than the assets’ highest and best use as determined by an evaluation of market participant assumptions.  While defensive intangible assets are not being actively used, they are likely contributing to an increase in the value of other assets owned by the acquiring entity.  This guidance will require defensive intangible assets to be accounted for as separate units of accounting at the time of acquisition and the useful life of such assets would be based on the period over which the assets will directly or indirectly affect the entity’s cash flows.  This guidance is to be applied prospectively for defensive intangible assets acquired on or after the beginning of the Company’s fiscal 2010 and did not have an impact on the Company’s September 30, 2009 interim consolidated financial statements.

In November 2008, the FASB issued authoritative guidance to address questions about equity-method accounting.  The primary issues include how the initial carrying value of an equity method investment should be determined, how to account for any subsequent purchases and sales of additional ownership interests, and whether the investor must separately assess its underlying share of the investee’s indefinite-lived intangible assets for impairment.  This guidance became effective January 1, 2009 and did not have an impact on the Company’s September 30, 2009 interim consolidated financial statements.

In April 2008, the FASB issued authoritative guidance to amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and to require additional disclosures.  The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date.  The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date.  This guidance became effective for the Company January 1, 2009 and did not have a material impact on the Company’s consolidated condensed financial statements.

In December 2007, the FASB issued authoritative guidance to affirm that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  This guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  Among other requirements, this guidance requires the acquiring entity in a business combination to recognize the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values, with limited exceptions; acquisition-related costs generally will be expensed as incurred.  This guidance requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination.  This guidance became effective on January 1, 2009, and did not have a material impact on the Company’s consolidated condensed financial statements.

In December 2007, the FASB issued authoritative guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Among other requirements, this guidance clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is to be reported as a separate component of equity in the consolidated financial statements.  This guidance also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the consolidated statement of earnings.  This guidance must be applied prospectively for fiscal years, and interim periods within those fiscal years, beginning in the Company’s fiscal 2009, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented.  The adoption of this guidance did not have a material impact on the Company’s consolidated condensed financial statements.

Recently Issued Accounting Standards

In August 2009, the FASB issued authoritative guidance to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available.  In these circumstances, a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance, such as an income approach or a market approach.  The new guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  This guidance is effective for the first reporting period beginning after issuance.  The Company does not anticipate this guidance will have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued authoritative guidance to require employers to provide additional disclosures about plan assets of a defined benefit pension or other post-retirement plan.  These disclosures should principally include information detailing investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets and an understanding of significant concentrations of risk within plan assets.  While earlier application of this guidance is permitted, the required disclosures shall be provided for fiscal years ending after December 15, 2009.  Upon initial application, this guidance is not required to be applied to earlier periods that are presented for comparative purposes.  The Company does not expect this guidance to have a material impact on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting standards, if currently adopted would have a material effect on our condensed consolidated financial statements.

NOTE 7 - ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	September 30, 2009	December 31, 2008
Accounts receivable	$11,434,000	$9,114,000
Allowance for doubtful accounts	(469,000)	(607,000)
	$10,965,000	$8,507,000

NOTE 8 — INVENTORIES

Inventories - net consist of:

	September 30, 2009	December 31, 2008
Raw material	$2,616,000	$2,019,000
Work in process	1,189,000	1,606,000
Finished goods	31,117,000	31,575,000
	34,922,000	35,200,000
Reserve for obsolete and slow-moving inventories	(3,975,000)	(3,914,000)
	$30,947,000	$31,286,000

NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS

As the result of the WMC transaction, effective June 8, 2009, the Company increased its customer relationships and trademarks by $1,250,000 and $1,622,000, respectively.  Customer relationships will be amortized over sixteen years for financial reporting purposes and fifteen years for tax purposes. Trademarks, having indefinite lives will not be amortized for financial reporting purposes. The carrying value will be tested for impairment annually, or as necessary. Trademarks will be amortized over a fifteen period for tax purposes. Further, as part of the WMC transaction, the Company recorded additional goodwill of $2,427,000.  As discussed in previous filings, the Company recorded additional goodwill of $2,362,000, the contingent consideration due the sellers of Hy-Tech.

The changes in the carrying amounts of goodwill are as follows:

	Consolidated	Tools	Hardware
Balance, December 31, 2008	$4,183,000	$916,000	$3,267,000
Additions – January 1, 2009 through September 30, 2009	4,789,000	2,362,000	2,427,000
Balance September 30, 2009	$8,972,000	$3,278,000	$5,694,000

Other intangible assets were as follows:

	September 30, 2009			December 31, 2008
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships	$6,320,000	$2,868,000	$3,452,000	$5,070,000	$2,604,000	$2,466,000
Non-compete and Employment agreements	810,000	797,000	13,000	810,000	790,000	20,000
Trademarks	1,921,000	—	1,921,000	299,000	—	299,000
Drawings	290,000	38,000	252,000	290,000	27,000	263,000
Licensing	105,000	39,000	66,000	105,000	32,000	73,000
Totals	$9,446,000	$3,742,000	$5,704,000	$6,574,000	$3,453,000	$3,121,000

Amortization expense for intangible assets subject to amortization was as follows:

Three months ended September 30,		Nine months ended September 30,
2009	2008	2009	2008
$109,000	$229,000	$289,000	$687,000

Amortization expense for each of the twelve-month periods ending September 30, 2010 through September 30, 2014 is estimated to be as follows: 2010 - $439,000 ; 2011 - $431,000 ; 2012 - $429,000; 2013 - $325,000 and 2014 - $264,000 .  The weighted average amortization period for intangible assets was 11.5 years at September 30, 2009 and 9.9 years at December 31, 2008.

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

Changes in the Company’s warranty liability, included in other accrued liabilities, were as follows:

	Nine-months ended September 30,
	2009	2008
Balance, beginning of period	$337,000	$552,000
Additions related to the Acquisition of Coffman Stairs, LLC	120,000	—
Warranties issued and changes in estimated pre-existing warranties	392,000	563,000
Actual warranty costs incurred	(500,000)	(789,000)
Balance, end of period	$349,000	$326,000

NOTE 11 — BANK DEBT

SHORT-TERM LOANS

The Company and its subsidiaries as co-borrowers entered into a Credit Agreement, (“Credit Agreement”) as amended, with two banks (“banks”) in 2004.  In March 2009, the banks amended the Credit Agreement to among other things increase the revolving credit loan facility, to a maximum of $22,000,000 for direct borrowings, with various sublimits for letters of credit, bankers’ acceptances and equipment loans. There are no commitment fees for any unused portion of this Credit Agreement. The revolving credit loan facility within the Credit Agreement, as amended, expires March 30, 2010 and is subject to annual review by the lending banks.  Direct borrowings under the revolving credit loan facility are secured by the Company’s accounts receivable, inventory and equipment and are cross-guaranteed by each of the Company’s subsidiaries, except WMC. These borrowings bear interest at LIBOR (London InterBank Offered Rate) plus the currently applicable loan margin, or the prime interest rate.  The amendment was not a material modification, as a result, no gain or loss had been recorded.

On June 10, 2009, the banks, in connection with the WMC transaction (see Note 2), entered into a new Amendment to the Credit Agreement which, among other things, released certain collateral contemporaneous with the Company remitting the respective advanced funds associated thereto, lowered the maximum eligible inventory, and increased the applicable loan margins on the Company’s revolving credit loan facility to 2.00% with respect to prime rate loans and 3.75% with respect to LIBOR loans as well as resetting the applicable term loan margins to 2.00% and 4.00%, respectively, for prime rate and LIBOR loans. Additionally, as certain collateral was released by the banks in connection with the WMC transaction, this amendment reduced certain components of the collateral base as well as established the maximum amount available under the terms of this revolving credit loan facility to $20,700,000 as of the effective date of the Amendment, and $19,400,000 as of August 31, 2009. At September 30, 2009 and December 31, 2008, the balances outstanding on the revolving credit loan facility with the banks within the Credit Agreement were $15,500,000 and $20,000,000, respectively.

In connection with the transaction, WMC entered into the WMC loan agreement with PNC. The WMC loan agreement expires June 8, 2012. Neither the Company nor any other subsidiary is a co-borrower or a guarantor to this WMC loan agreement.  The WMC loan agreement provides a maximum loan amount of $12,000,000, of which $1,134,000 was established as a term loan, the balance of $10,866,000 was the maximum revolving advance amount.  The WMC loan agreement is collateralized by the accounts receivable, inventory, equipment, and general intangibles of WMC.  The revolving advances made against the WMC loan agreement will bear interest based upon either the Eurodollar Rate Loans plus 3.50%, or at Domestic Rate Loans plus 2.50%.  Domestic Rate Loans are advances at a rate of interest per annum equal to the highest of (i) the Base Rate in effect on such day, (ii) the Federal Funds Open Rate in effect on such day plus 1/2 of 1%, (iii) the Daily LIBOR plus 1%, and (iv) three hundred fifty basis points (3.50%). At September 30, 2009 the balance owing on the revolving advance was $5,785,000 and the interest rate applied was 7.0%

LONG TERM LOANS

As part of the amendment to the Credit Agreement entered into in March 2009, the banks agreed to cancel and refinance two term loans, which, immediately prior to the amendment, aggregated approximately $13,200,000. One term loan had a balance of $6,000,000 and was being repaid $950,000 quarterly through June 2010 and the balance of $300,000 payable in September 2010.  The second term loan had a balance immediately prior to the amendment of $7,200,000 payable in quarterly installments of $360,000. Both term loans incurred interest at LIBOR plus the applicable loan margin. The amendment created one new term loan in the amount of $7,116,000 with the balance of $6,084,000 added to the revolving credit loan facility. The new term loan expires March 30, 2012. Further, the new term loan requires the Company to make monthly principal installment payments, which aggregate to approximately $1,780,000 annually, compared to the previous installment payments which required the Company to make quarterly payments aggregating $5,240,000, annually.  Similar to the borrowings under the credit facility portion of the Credit Agreement, borrowings under the new term loan created by the March 2009 amendment are secured by the Company’s accounts receivable, inventory and equipment and are cross-guaranteed by each of the Company’s subsidiaries, with the exception of WMC. These borrowings bear interest at LIBOR plus the currently applicable loan margin, or the prime interest rate. As a result of the Company’s non-compliance with certain financial covenants discussed below, the entire term loan balance of $6,227,000 at September 30, 2009 was classified as a current liability on its consolidated condensed balance sheet. At December 31, 2008, the two term loans then in existence aggregated approximately $13,560,000, and had applicable loan margin added LIBOR of 3.75%.

Included within the WMC loan agreement entered into with PNC, was a term loan with a principal amount of $1,134,000, which is to be repaid in twenty-four equal monthly installments of $47,000.  The term loan may consist of Domestic Rate Loans or Eurodollar Rate Loans, or a combination thereof. As a result of our non-compliance with certain financial covenants discussed further below, the entire balance of $992,000 was presented on the consolidated condensed balance sheet as a current liability.

Under the terms of the Credit Agreement entered into with the banks, the Company is required to adhere to certain financial covenants. In August 2009, the banks issued a waiver and amendment to the related credit facility for non-compliance with certain financial covenants as of June 30, 2009. As part of the waiver and amendment, the banks, among other things, increased the applicable loan margins on both the revolving credit and term loan portions of the Credit Agreement by 50 basis points, Thus, the applicable revolving credit loan margin rates are, effective with this amendment, 2.50% for borrowings at the Prime Rate and 4.25% for any borrowings taken at LIBOR. The applicable term loan margin is now 2.5% for any portion of the term loan at Prime Rate and 4.5% for any portion taken at LIBOR.  Further, as part of the waiver and amendment, the Company was required to adhere to certain financial covenants  for the months of July, August and September, 2009.  At September 30, 2009 the Company was not in compliance with financial covenants set forth in the August 2009 amendment and the amendment dated June 10, 2009.  Further, we believe it is more likely than not that we will not be in compliance with certain financial covenants at December 31, 2009. As such, the Company is working with the banks to convert the credit agreement to an asset-based loan facility; however, there can be no assurance that the Company will be successful in such negotiation and documentation, that such facility will be on terms favorable to the Company or that the banks will not accelerate the existing facility.  In addition, we continue to search for additional sources of cash from our equipment and real estate. The Company and the banks executed and delivered a letter agreement dated November 2, 2009 relating to the credit agreement which reduced the maximum amount the Company may borrow under the revolving credit portion to $17,500,000.  The Company does not expect this reduction to have an adverse affect. The letter agreement also confirmed that the Company is not in compliance with financial covenants and such non-compliance has not been waived by the Lenders.  In such letter agreement, the banks reserved all of their rights and remedies from any defaults by the Company.    The total amount of the debt at September 30, 2009 that is subject to acceleration, as set forth above is approximately $21,727,000, and is reflected in current liabilities.

At September 30, 2009, WMC was not in compliance with certain financial covenants associated to the WMC loan agreement with PNC.  As a result of this non-compliance, WMC is required to pay an additional interest rate default premium of 2.00% on the entire WMC loan agreement.  Further, we believe it is more likely than not, that WMC will not be in compliance with certain financial covenants at December 31, 2009. WMC is in discussion with the lender and is attempting to obtain a waiver of non-compliance with such covenants or enter into an amendment to the WMC loan agreement that would adjust such covenants; however, there can be no assurance that WMC will be successful in entering into such an amendment, that any such amendment will be on terms favorable to WMC, or that the lender will not accelerate the facility. WMC received a letter from PNC in which PNC provided notice to WMC that it was not in compliance with a financial covenant at July 31, 2009, and that while PNC chose at such time not to exercise any of its rights and remedies provided under the PNC Credit Agreement, it reserved its rights to do so in the future at any time.  Further, WMC is out of compliance with a covenant for August 2009 and September 2009 which have also not been waived.  The total amount of the debt at September 30, 2009 that is subject to acceleration as set forth above is approximately $6,777,000, and is reflected in current liabilities.

Countrywide is a party to a loan agreement with Wachovia Bank, which is secured by a mortgage with respect to the real property owned by Countrywide and utilized by Nationwide.  Countrywide did not make the final “balloon” payment that was due on September 21, 2009, and currently owes Wachovia approximately $1,094,000 under the Countrywide loan agreement which is reflected in current liabilities.  As a result of the non-payment, cross-default provisions set forth in the loan agreement between Florida Pneumatic and Wachovia, secured by a mortgage with respect to the real property owned and utilized by Florida Pneumatic, were triggered.  Absent any acceleration as a result of the cross default, regular payments under this the Florida Pneumatic loan agreement would be scheduled to continue until February 26, 2014, and Florida Pneumatic intends to continue to make such payments.  As of the date hereof, the total amount of debt that is subject to acceleration relating to the Florida Pneumatic loan agreement is approximately $744,000 and is reflected in current liabilities.

We believe we will be able to fund our current working capital needs, interest and debt servicing payments over the next twelve months with cash on hand and cash generated from operations, supplemented by borrowings available under the loan agreements from both the banks and PNC and potentially available elsewhere, such as vendor financing.

The Credit Agreement entered into with the banks also includes a foreign exchange line, which provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of foreign currencies needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding under the foreign exchange line at September 30, 2009, based on that day’s closing spot rate, was approximately $33,000.

NOTE 12—RELATED PARTY TRANSACTIONS

Pursuant to certain requirements in the WMC loan agreement with PNC, WMC requested and received from Richard Horowitz, President and Chief Executive Officer, and a principal stockholder of the Company, two letters of credit, each in the amount of $145,000 with PNC as the beneficiary.  The letters of credit may be drawn against, should WMC’s availability related to the revolving credit portion of the WMC loan agreement fall below a certain threshold.  Should a letter of credit be drawn upon by PNC, WMC will issue to Mr. Horowitz a note payable bearing interest at the rate of six and one half percent (6.5%) from the date of the letter of credit note to its maturity. The letters of credit were issued through a bank at which a member of the Company’s board of directors is an Executive Vice President. Further, the letters of credit terminate on the earliest of (a) June 30, 2010 for one letter of credit and September 30, 2010 for the other letter of credit, (b) the date on which there has been a drawing, or (c) the day upon which a substitute letter of credit becomes effective.  The Company expects that, based upon current projections, it is likely that one of the two letters of credit will be drawn upon in the very near future.

The president of one of our subsidiaries is part owner of one of the subsidiary’s vendors. During the nine- month periods ended September 30, 2009 and 2008, we purchased approximately $671,000 and $1,014,000, respectively of product from this vendor.

NOTE 13—SUBSEQUENT EVENT

Management has evaluated subsequent events through November 13, 2009, the date on which the financial statements were available to be issued.

In January 2006, the Company entered into a Contract of Sale of with J. D’Addario & Company, Inc., (“D’Addario”) to sell its Farmingdale, New York premises (the “Farmingdale Premises”) to D’Addario.  On July 24, 2006, the Company received a letter (the “Purchaser Letter”) from counsel to D’Addario, purporting to terminate the Contract of Sale of the Farmingdale Premises.  The Purchaser Letter purported to terminate the Contract of Sale based upon D’Addario’s assertion that the Company had not satisfied certain requirements and demands that the escrow agent return the down-payment of $650,000 with accrued interest, and that Purchaser be reimbursed for the costs of survey and title examination.

The Company informed D’Addario that its purported termination of the Contract of Sale was in default of its obligation to consummate the purchase of the Farmingdale Premises under the terms of the Contract of Sale. On August 2, 2006, D’Addario instituted an action against the Company in the Supreme Court of the State of New York, County of Suffolk, for breach of contract and return of down-payment, seeking $650,000, together with costs of title and survey and interest thereon, and the cost of the action.

The Supreme Court of the State of New York, County of Suffolk, rendered a decision dated October 28, 2009 in our favor.  Among other things, the decision contained a judgment that the Company is entitled to the escrowed funds, accrued interest thereon and reimbursement of certain costs.  The court has not yet established the aggregate amount of this judgment.  After the court enters this judgment and certain procedural steps are taken, D’Addario has the right to appeal.  No recognition of this event has been recorded in our consolidated condensed financial statements.

NOTE 14 - BUSINESS SEGMENTS

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

Three months ended September 30, 2009	Consolidated	Tools	Hardware

Revenue from unaffiliated customers	$20,470,000	$9,753,000	$10,717,000

Segment operating income (loss)	$714,000	$1,149,000	$(435,000)
General corporate expense	(1,135,000)
Interest expense – net	(686,000)
Loss before income taxes	$(1,107,000)

Segment assets	$75,415,000	$42,198,000	$33,217,000
Corporate assets	8,150,000
Total assets	$83,565,000

Three months ended September 30, 2008	Consolidated	Tools	Hardware

Revenue from unaffiliated customers	$22,104,000	$12,253,000	$9,851,000

Segment operating income	$1,949,000	$1,746,000	$203,000
General corporate expense	(1,153,000)
Interest expense – net	(407,000)
Earnings before income taxes	$389,000

Segment assets	$75,435,000	$45,334,000	$30,101,000
Corporate assets	5,485,000
Total assets	$80,920,000

Nine months ended September 30, 2009	Consolidated	Tools	Hardware

Revenue from unaffiliated customers	$54,560,000	$28,234,000	$26,326,000

Segment operating income (loss)	$1,838,000	$2,745,000	$(907,000)
General corporate expense	(3,259,000)
Interest expense – net	(1,358,000)
Loss before income taxes	$(2,779,000)

Nine months ended September 30, 2008	Consolidated	Tools	Hardware

Revenue from unaffiliated customers	$71,983,000	$40,026,000	$31,957,000

Segment operating income	$6,922,000	$5,111,000	$1,811,000
General corporate expense	(3,590,000)
Interest expense – net	(1,416,000)
Earnings before income taxes	$1,916,000

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

Hardware

We conduct our Hardware business through Countrywide, which in turn operates through its wholly-owned subsidiaries, Nationwide Industries, Inc. (“Nationwide”), Woodmark International, L.P. (“Woodmark”), Pacific Stair Products, Inc. (“PSP”) and WM Coffman, LLC (“WMC”). Woodmark was, until the transactions described in Note 2 (the “WMC transactions”), which were effective June 8, 2009, an importer of both stair parts components and kitchen and bath hardware and accessories. Woodmark and PSP contributed certain net assets to WMC in return for members’ equity. Accordingly, effective with the WMC transaction, the stair parts business, which formerly reported through Woodmark, is part of WMC. PSP manufactured and distributed premium stair rail products, until mid-2008. Since the closing of its mill in mid-2008, it had operated primarily as a distributer of Woodmark’s staircase components to the building industry, in southern California and the southwestern region of the United States.  PSP exited the remaining facility on July 31, 2009.  As a result of the WMC transaction, PSP no longer functions as an operating unit.  Its customers are being serviced through WMC.

Nationwide, headquartered in Tampa, Florida, is an importer and distributor of fencing, door, and window hardware.

Effective as of the date of the WMC transaction, the Company reports the results of operations of its kitchen & bath hardware and accessories product line, which, prior to the WMC transaction, was part of Woodmark, with Nationwide and is referred to as “Other Hardware”.  The Company reports the results of operations of WMC as “Stair Parts” or “WMC”.

KEY INDICATORS

Economic Measures

The most critical economic indicator affecting our overall performance, specifically our Hardware segment, has been and will continue to be new home construction data.  According to the U.S. Census Bureau and the Department of Housing and Urban Development, new privately-owned housing starts in September 2009 were at a seasonally adjusted annual rate of 590,000, down 232,000 or 28% below the September 2008 rate of 822,000.  As our Tools segment focuses on a wider array of customer types, it does not rely as much on specific economic measures or indicators.  The Tools segment tends to track the  general economic conditions of the United States, industrial production and general retail sales, all of which have, for the most part, trended downward during the nine-month period ended September 30, 2009, thus  adversely impacting the financial performance of our Tools segment.

Another key economic measure relevant to us is the cost of our raw materials, in particular metals, especially various types of steel and aluminum, and wood.  Lastly, to a lesser extent, we are impacted by the value of the U.S. dollar in relation to the Japanese yen (“yen”) and the Taiwan dollar (“TWD”), as we purchase a significant portion of our products from these two countries in the local currencies. We also make purchases from Chinese sources in U.S. dollars. However, if the Chinese currency, the Renminbi (“RMB”), were to be revalued against the dollar, there could be a significant negative impact on the cost of our products.

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

Financial Measures

Key financial measures we use to evaluate the results of our business include: revenue; gross margin; selling, general and administrative expenses; earnings before interest taxes and bonus; operating cash flows, capital expenditures; return on sales; return on assets; days sales outstanding and inventory turns. These measures are reviewed at monthly, quarterly and annual intervals and are compared to historical periods as well as established objectives. To the extent that these measures are relevant, they are discussed in the detailed sections for each operating segment below.

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

RESULTS OF OPERATIONS

The table below provides an analysis of our net revenue for the three month and six-month periods ended September 30, 2009 and 2008.

Revenue

	Three-months Ended September 30,
	2009	2008	Variance	Variance
			$	%
Tools
Florida Pneumatic	$6,483,000	$7,211,000	$(728,000)	(10.1)%
Hy-Tech	3,270,000	5,042,000	(1,772,000)	(35.1)
Tools Total	9,753,000	12,253,000	(2,500,000)	(20.4)

Hardware
Stair Parts	7,353,000	4,961,000	2,392,000	48.2
Other Hardware	3,364,000	4,890,000	(1,526,000)	(31.2)
Hardware Total	10,717,000	9,851,000	866,000	8.8

Consolidated	$20,470,000	$22,104,000	$(1,634,000)	(7.4)%

	Nine-months Ended September 30,
	2009	2008	Variance	Variance
			$	%
Tools
Florida Pneumatic	$17,313,000	$25,569,000	$(8,256,000)	(32.3)%
Hy-Tech	10,921,000	14,457,000	(3,536,000)	(24.5)
Tools Total	28,234,000	40,026,000	(11,792,000)	(29.5)

Hardware
Stair Parts	15,122,000	15,714,000	(592,000)	(3.8)
Other Hardware	11,204,000	16,243,000	(5,039,000)	(31.0)
Hardware Total	26,326,000	31,957,000	(5,631,000)	(17.6)

Consolidated	$54,560,000	$71,983,000	$(17,423,000)	(24.2)%

All revenues are generated in U.S. dollars and are not impacted by changes in foreign currency exchange rates.

Tools

When comparing the three-month periods ended September 30, 2009 and 2008, net revenue reported by our Tools segment decreased $2,500,000. Significant components to the reduction in revenue at Florida Pneumatic include the loss of The Home Depot business resulting in a decrease in net revenue of $573,000.  Additionally, revenue from its industrial / catalog and OEM product lines decreased $318,000 and $190,000, respectively, when comparing the revenue for the three-month periods ended September 30, 2009 to September 30, 2008.  Offsetting the reductions were increases in revenue of $195,000 and $127,000, respectively, generated through its retail products and Franklin products lines.  Other than the loss of revenue from The Home Depot, we believe the key factor to the fall-off in revenue at Florida Pneumatic is the result of the slowing overall economy. Florida Pneumatic’s relationships with its key customers, given the current economic conditions remain good.

Hy-Tech, which focuses on the industrial sector of the pneumatic tools market, had not, until March of 2009, been as adversely affected by the down-turn in the general economy, incurred a fall-off in revenue to $3,270,000 during the three-month period ended September 30, 2009 from $5,042,000 for the same period in 2008. A significant portion of the decrease this quarter is due to a reduction in sales to one of its major customers. The balance of the decrease was across its suite of products as well as customer base.  Given the current economic conditions, Hy-Tech’s relationships with its customers, remain good.

Revenue for our Tools segment for the nine-month period ended September 30, 2009 continues to feel the ill effects of an overall sluggish economy. Revenue at Florida Pneumatic during the nine-month was $17,313,000, down from $25,569,000 in the same period a year ago. The loss of The Home Depot is a significant factor in the reduced revenue.   As noted earlier, until March of this year, many of the factors which were negatively impacting our Company, had not affected performance at Hy-Tech. However, since March 2009 through September 30, 2009 Hy-Tech has been adversely affected by, among other factors, the downturn in the overall economy, and a significant decrease in orders from one of its major customers,  resulting in revenue decreasing to $10,921,000 for the nine-month period ended September 30, 2009, from $14,457,000 during the same period in 2008. Both Hy-Tech and Florida Pneumatic have encountered lower sales as many of their customers during 2009 continue to reduce inventory levels. As a result of the foregoing issues, the nine-month period ended September 30, 2009 revenue for our Tools segment decreased to $28,234,000 from $40,026,000 in the same period a year ago.

Hardware

The key economic driver for WMC is the number of new homes being constructed which, has for some time been in decline. As noted earlier, based upon United States Census Bureau statistics, the annual number, seasonally adjusted, of new privately-owned housing starts for September 2009 is 590,000, down 28% from the same figure for September 2008. This downward trend in new home construction continues to adversely affect performance for P&F, the Hardware segment in particular. As such, revenue for the Hardware segment decreased to $20,470,000 from $22,104,000, when comparing the three-month periods ended September 30, 2009 and 2008.  However, as the result of the WMC transaction, in which we acquired substantially of all of the assets of Coffman Stairs, LLC, revenue generated at WMC for the three-month period ended September 30, 2009, was $7,353,000, reflecting an increase of $2,392,000 compared to $4,961,000, reported for the same period in 2008.

Other Hardware revenue, which is comprised of revenue from the sale of fencing and gate hardware, kitchen and bath accessories, OEM products and patio hardware, continues to be adversely affected by, among other things, the general overall economic sluggishness, a diminishing recreational vehicle and modular home markets, the downturn in new home construction, and competitive pressures.  As such, Other Hardware revenue for the three-month period ended September 30, 2009 was $3,364,000, compared to $4,890,000 in the third fiscal quarter of 2008. Within Other Hardware revenue from fencing and gate hardware, kitchen and bath, OEM and patio hardware during the three-month period ended September 30, 2009, was $1,840,000, $734,000, $590,000 and $200,000, respectively, compared to $2,684,000, $1,196,000, $765,000 and $245,000, respectively during the same period in the prior year.  We anticipate that we will likely continue to see the adverse affects of a sluggish economy, lagging new home starts and competitive pressures impacting revenue for the remainder of 2009.

Net revenue for the Hardware segment for the nine-month period ended September 30, 2009 continues to feel the impact of the low number of new homes being constructed, as well as the general sluggishness of the overall economy, both, as previously noted  are the key drivers to Hardware revenue.  As such, the Hardware segment reported revenue for the nine month period ended September 30, 2009 of $26,326,000, a decrease of $5,631,000 or 17.6% when compared to $31,957,000 in the same period in 2008.  Stair parts revenue for the nine-month period ended September 30, 2009 was $15,122,000, a slight decline from $15,714,000 during the same period a year ago. The WMC transaction was a key factor in the year to date improvement from June 30, 2009. We believe it is difficult to predict when the economy, specifically housing starts, will improve. However, as a result of the WMC transaction in June 2009, discussed previously, which effectively expanded market coverage and penetration, we expect stair parts revenue to continue to show improvement on a comparative basis.  During the nine-month period ended September 30, 2009, revenue from our Other Hardware product lines continued to feel the adverse effects of the sluggish economy, low housing starts and depressed modular and mobile home markets. Other Hardware revenue during this period was $11,204,000, compared to $16,243,000 in the same period in the prior year.  We believe it is likely that revenue for the remainder of 2009 from our Other Hardware product lines will be below those reported in 2008, however, there can be no assurance this will occur.

Gross Margins / Profits

Gross profits for the three and nine-month periods ended September 30, 2009 and 2008:

		Consolidated	Tools	Hardware
Three months ended September 30,
2009	Gross Profit	$5,313,000	$3,112,000	$2,201,000
	Gross Margin	26.0%	31.9%	20.6%

2008	Gross Profit	$6,879,000	$4,231,000	$2,648,000
	Gross Margin	31.1%	34.5%	26.9%

Nine months ended September 30,
2009	Gross Profit	$14,656,000	$8,836,000	$5,820,000
	Gross Margin	26.9%	31.3%	22.1%

2008	Gross Profit	$22,606,000	$13,403,000	$9,203,000
	Gross Margin	31.4%	33.5%	28.8%

Tools

Gross margins in the Tools segment for the three-month period ended September 30, 2009 decreased 2.6 percentage points to 31.9% from 34.5% for the three-month period ended September 30, 2008. Gross profit for this segment decreased $1,119,000, due primarily to lower revenue, close-out sales, product mix and price reductions.  Specifically, when comparing the three-month periods ended September 30, 2009 and 2008, Florida Pneumatic’s gross margin decreased 1.9 percentage points.  The decrease in gross margin combined, with reduced revenue, close-out sales of certain Franklin products, as well as overall product mix, were key components to the decrease in Florida Pneumatic’s gross profit.

Both gross margin and gross profit decreased at Hy-Tech when comparing the three-month periods ended September 30, 2009 and 2008. Gross margins decreased approximately 3.1 percentage points. The reduction in gross margin, combined with the decrease in revenue, caused Hy-Tech’s gross profit to decrease approximately $799,000.  The decrease in gross margin reported this quarter at Hy-Tech is primarily due to lower overhead absorption which in turn was due to lower volume through the facility.  We anticipate similar results at least for the remainder of 2009 as the economic slowdown affecting the industrial sector of our Tools segment which began toward the end of the first quarter of 2009 continues. In an effort to improve its manufacturing overhead absorption, Hy-Tech began to reduce its cost of manufacturing, which we believe should result in lessening the impact of lower volume in future periods; however there can be no assurance this will be effective.

Gross margin and gross profit for the Tools segment for the nine-month period ended September 30, 2009 decreased 2.2 percentage points and $4,567,000, respectively, when comparing the nine-month periods ended September 30, 2009 and 2008. Florida Pneumatics’ gross margin during the nine-month period ended September 30, 2009 decreased 3.6 percentage points, primarily the result of product mix, compounded by close-out sales at Franklin. In 2008 Florida Pneumatic had a greater percentage of industrial sales, which provide higher margins along with higher margin products sold to its major retail customer.  Hy-Tech’s gross margin and gross profit also reflect a decrease when comparing the nine-month periods ended September 30, 2009 and 2008. While its gross margins are essentially flat, decreasing a modest 0.7 percentage points, it is the decrease in the nine-month revenue which is the key factor in the fall off in its gross margin.  Should revenue remain at current levels, it is likely that gross margins, when compared to the prior year, will likely decrease, as it might be difficult for Hy-Tech to adequately absorb manufacturing overhead.

Hardware

It should be noted that Coffman, as a manufacturer and wholesaler primarily to major distributors in the stair parts industry, had historically generated gross margins that were lower than Woodmark’s stair parts business.  Further, primarily as a result of the low number of new housing starts, the manufacturing facility in Marion Virginia is operating at reduced output, thereby reduced efficiency, creating under-absorption of its overhead costs per part.  The under absorption of overhead adversely impacted the per unit cost of manufacturing, thus generating lower gross margin on the products it manufactures.  Additionally, also contributing to the low gross margin was the recognition of costs associated with inventory consolidation and liquidation of Pacific Stair Products, which generated a gross deficit of approximately $161,000. As such, gross margin for the stair portion of our Hardware segment for the three month period ended September 30, 2009, was 13.3%, compared to gross margin of 22.7% in the third fiscal quarter of 2008.

Our gross margin at the Other Hardware product lines for the three-month period ended September 30, 2009 increased to 36.6% from 31.1% during the same period in the prior year. This increase is primarily due to product mix and reduction in product costs.

For the nine-month period ended September 30, 2009, gross profit for the Hardware segment was $5,820,000, or 22.1% compared to $9,203,000, or 28.8% during the same period in 2008.  Key factors contributing to the decrease in the stair parts gross margin  include, among other things, under absorption of overhead costs, which effectively increases the cost per unit, in particular at PSP and the facility in Marion, Virginia and inventory write-downs and obsolescence charges that were in excess of the same period in 2008.  The above factors contributed to our stair parts reporting gross profit for the nine-month period ended September 30, 2009 of 14.8% compared to 23.4% in the same period in 2008.

The gross margin for Other Hardware for the nine-month period ended September 30, 2009 was 31.9%, compared to 34.0% for the same period in 2008  A portion of this decrease is due to the under absorption of overhead costs, which increases the cost of the individual products. Additional factors include product mix, as well as the resetting of the selling prices on certain products due to market factors.  Until the number of new housing starts begins to increase and the general overall economy begins to improve, it is likely that our gross margins in the Hardware segment will remain under pressure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, (“SG&A”) include salaries and related costs, commissions, travel,

administrative facilities expense, communications costs and promotional expenses for our direct sales and marketing staff, administrative and executive salaries and related benefits, legal, accounting and other professional fees as well as general corporate overhead and certain engineering expenses.

For the three-month period ended September 30, 2009, our SG&A was $5,734,000 reflecting a decrease of $349,000 or 5.7% when compared to $6,083,000 for the three-month period ended June 30, 2008. As a percentage of revenue, SG&A was 28.0% for the three-month period ended September 30, 2009 compared to 27.5% for the same period in the prior year.  The WMC transaction, which is described elsewhere, has effectively increased our consolidated SG&A. As a result, the comparative year over year decreases which been occurring previously during 2009, will now be affected accordingly. Other factors contributing to this net change include, among other things, an overall reduction in compensation, payroll taxes and benefits aggregating $366,000, a decrease in depreciation and amortization expenses of $61,000 as the result of the impairment charges taken in 2008.  The following items also decreased: commissions by $31,000; advertising and promotional expenses by $42,000 and travel and entertainment expenses by $84,000.  However, we did encounter increases to certain expenses such as, bank fees, insurance and consulting fees of $74,000, $78,000 and $69,000, respectively.  We intend to continue to examine our operating expenses, particularly during these difficult times.

Our SG&A for the nine-month period ended September 30, 2009 of $16,076,000, reflecting a reduction of $3,198,000, or 16.6% from $19,274,000 reported during the same period in the prior year. As noted above the WMC transaction impacted our SG&A, with our operating expenses increasing accordingly. Key areas that have been reduced when comparing SG&A for the nine-month periods ended September 30, 2009 and 2008, include: wages, payroll taxes and benefits of $1,803,000; commissions of $475,000; freight of $442,000; advertising and promotional expenses of $360,000; depreciation and amortization of $308,000 and warranty costs of $199,000. Additionally, during 2008 we incurred severance and related costs in connection with the wind down of certain product lines at Florida Pneumatic along with costs associated with the closure of the mill at PSP. The total was $355,000. In accordance with the authoritative guidance pertaining to the accounting for costs incurred in connection with a business combination, we expensed approximately $432,000 in connection with the WMC transaction.  Lastly, we increased our use of temporary labor and consultants during the wind-down of Woodmark and transition of operations into WMC by $137,000.  During the remainder of 2009 we will likely see increased SG&A as a result of the acquisition of Coffman.

Interest - Net

Interest expense of $686,000 for the three-month period ended September 30, 2009 reflects an increase of $279,000, or 68.6%, when compared to $407,000 incurred for the same period in the prior year. During the three-month period ended September 30, 2009 we incurred approximately $319,000 in interest expense as the result of the WMC transaction, which occurred in June 2009; of approximately $118,000 from our short and long-term debt with PNC, $66,000 of interest expense associated to the note payable to Visador and $135,000 as an adjustment to the fair value of the contingent consideration payment.  Interest expense associated with our term loans decreased $102,000.  Interest expense on borrowings under our revolving credit loan facility for the three-month period ended September 30, 2009 increased $49,000, due primarily to the refinancing at March 31, 2009. As the result of the arrangement entered into earlier in 2009 to pay to the sellers of Hy-Tech their contingent consideration we incurred interest expense of $41,000 during the third fiscal quarter of 2009. Lastly, interest expense associated with the financing of overseas trade payables decreased $31,000 when comparing the three-month periods ended September 30, 2009 and 2008, with other interest components increasing $3,000.

Our interest expense for the nine-month period ended September 30, 2009 was $1,358,000, lower by $58,000 compared to the same period in the prior year. Interest expense associated with the two term loans decreased $414,000, due primarily to principal reductions through March 31, 2009 and refinancing effective March 31, 2009. However, interest expense on the revolving credit facility increased $31,000. As the result of the arrangement entered into earlier in 2009 to pay to the sellers of Hy-Tech their contingent consideration we incurred interest expense of $41,000 thus far through fiscal third quarter  2009.  As the result of the refinancing that was completed on March 31, 2009, we expect that interest expense for the remainder of 2009 will reflect comparative increases of interest expense on the revolving credit facility and comparative decreases of interest expense associated with the two term notes payable, as they no longer exist.  Further, as the result of the WMC transaction, our interest expense for the nine-month period ended September 30, 2009 increased approximately $223,000 and, adjusting the fair value of the contingent consideration obligation associated to the WMC transaction, we recorded additional interest expense of approximately $135,000.   It is likely that as the result of the WMC transaction, we will continue to see interest expense increase as we have additional bank debt as well as interest on the $3,972,000 promissory note payable to Visador. Additionally, we will record as either interest expense or interest income as may be required, to record any adjustment to the fair value of the contingent consideration.

Income Taxes

The effective tax rates applicable to (loss) earnings for the three-month periods ended September 30, 2009 and 2008 were (29.9%) and 29.1%, respectively.  The effective tax rates applicable to (loss) earnings for the nine-month periods ended September 30, 2009 and 2008 were (29.9%) and 41.0%, respectively.  The primary factor affecting our effective tax rate applied at September 30,

2009, was state income taxes.

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

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	September 30, 2009	December 31, 2008
Working Capital	$5,457,000	$16,491,000
Current Ratio	1.13 to 1	1.61 to 1
Shareholders’ Equity	$32,093,000	$33,867,000

The Company and its subsidiaries as co-borrowers entered into a Credit Agreement, (“Credit Agreement”) as amended, with two banks (“banks”) in 2004.  In March 2009, the banks amended the Credit Agreement to among other things increase the revolving credit loan facility, to a maximum of $22,000,000 for direct borrowings, with various sublimits for letters of credit, bankers’ acceptances and equipment loans. There are no commitment fees for any unused portion of this Credit Agreement. The revolving credit loan facility within the Credit Agreement, as amended, expires March 30, 2010 and is subject to annual review by the lending banks.  Direct borrowings under the revolving credit loan facility are secured by the Company’s accounts receivable, inventory and equipment and are cross-guaranteed by each of the Company’s subsidiaries, except WMC. These borrowings bear interest at LIBOR (London InterBank Offered Rate) plus the currently applicable loan margin, or the prime interest rate.  The amendment was not a material modification, as a result, no gain or loss had been recorded.

On June 10, 2009, the banks, in connection with the WMC transaction (see Note 2), entered into a new Amendment to the Credit Agreement which, among other things, released certain collateral contemporaneous with the Company remitting the respective advanced funds associated thereto, lowered the maximum eligible inventory, and increased the applicable loan margins on the Company’s revolving credit loan facility to 2.00% with respect to prime rate loans and 3.75% with respect to LIBOR loans as well as resetting the applicable term loan margins to 2.00% and 4.00%, respectively, for prime rate and LIBOR loans. Additionally, as certain collateral was released by the banks in connection with the WMC transaction, this amendment reduced certain components of the collateral base as well as establishing the maximum amount available under the terms of this revolving credit loan facility to $20,700,000 as of the effective date of the Amendment, and $19,400,000 as of August 31, 2009. At September 30, 2009 and December 31, 2008, the balances outstanding on the revolving credit loan facility with the banks within the Credit Agreement were $15,500,000 and $20,000,000, respectively.

In connection with the transaction, WMC entered into the WMC loan agreement with PNC. The WMC loan agreement expires June 8, 2012. Neither the Company nor any other subsidiary is a co-borrower or a guarantor to this WMC loan agreement.  The WMC loan agreement provides a maximum loan amount of $12,000,000, of which $1,134,000 was established as a term loan, the balance of $10,866,000 was the maximum revolving advance amount.  The WMC loan agreement is collateralized by the accounts receivable, inventory, equipment, and general intangibles of WMC.  The revolving advances made against the WMC loan agreement will bear interest based upon either the Eurodollar Rate Loans plus 3.50%, or at Domestic Rate Loans plus 2.50%.  Domestic Rate Loans are advances at a rate of interest per annum equal to the highest of (i) the Base Rate in effect on such day, (ii) the Federal Funds Open Rate in effect on such day plus 1/2 of 1%, (iii) the Daily LIBOR plus 1%, and (iv) three hundred fifty basis points (3.50%). At September 30, 2009 the balance owing on the revolving advance was $5,785,000 and the interest rate applied was 7.0%

Under the terms of the Credit Agreement entered into with the banks, the Company is required to adhere to certain financial covenants. In August 2009, the banks issued a waiver and amendment to the related credit facility for non-compliance with certain financial covenants as of June 30, 2009. As part of the waiver and amendment, the banks, among other things, increased the applicable loan margins on both the revolving credit and term loan portions of the Credit Agreement by 50 basis points, Thus, the applicable revolving credit loan margin rates are, effective with this amendment, 2.50% for borrowings at the Prime Rate and 4.25% for any borrowings taken at LIBOR. The applicable term loan margin is now 2.5% for any portion of the term loan at Prime Rate and 4.5% for any portion taken at LIBOR.  Further, as part of the waiver and amendment, the Company was required to adhere to certain financial covenants  for the months of July, August and September, 2009.  At September 30, 2009 the Company was not in compliance with financial covenants set forth in the August 2009 amendment and the amendment dated June 10, 2009.  Further, we believe it is more likely than not that we will not be in compliance with certain financial covenants at December 31, 2009. As such, the Company is working with the banks to convert the credit agreement to an asset-based loan facility; however, there can be no assurance that the Company will be successful in such negotiation and documentation, that such facility will be on terms favorable to the Company or that the banks will not accelerate the existing facility.  In addition, we continue to search for additional sources of cash from our equipment and real estate. The Company and the banks executed and delivered a letter agreement dated November 2, 2009 relating to the credit agreement which reduced the maximum amount the Company may borrow under the revolving credit portion to $17,500,000.  The Company does not expect this reduction to have an adverse affect. The letter agreement also confirmed that the Company is not in compliance with financial covenants and such non-compliance has not been waived by the Lenders.  In such letter agreement, the banks reserved all of their rights and remedies from any defaults by the Company.    The total amount of the debt at September 30, 2009 that is subject to acceleration, as set forth above is approximately $21,727,000, and is reflected in current liabilities.

At September 30, 2009, WMC was not in compliance with certain financial covenants associated to the WMC loan agreement with PNC.  As a result of this non-compliance, WMC is required to pay an additional interest rate default premium of 2.00% on the entire WMC loan agreement.  Further, we believe it is more likely than not, that WMC will not be in compliance with certain financial covenants at December 31, 2009. WMC is in discussion with the lender and is attempting to obtain a waiver of non-compliance with such covenants or enter into an amendment to the WMC loan agreement that would adjust such covenants; however, there can be no assurance that WMC will be successful in entering into such an amendment, that any such amendment will be on terms favorable to WMC, or that the lender will not accelerate the facility. WMC received a letter from PNC in which PNC provided notice to WMC that it was not in compliance with a financial covenant at July 31, 2009, and that while PNC chose at such time not to exercise any of its rights and remedies provided under the PNC Credit Agreement, it reserved its rights to do so in the future at any time.  Further, WMC is out of compliance with a covenant for August 2009 and September 2009 which have also not been waived.  The total amount of the debt at September 30, 2009 that is subject to acceleration as set forth above is approximately $6,777,000, and is reflected in current liabilities.

Pursuant to certain requirements in the WMC loan agreement with PNC, WMC requested and received from Richard Horowitz, President and Chief Executive Officer, and a principal stockholder of the Company, two letters of credit, each in the amount of $145,000 with PNC as the beneficiary.  The letters of credit may be drawn against, should WMC’s availability related to the revolving credit portion of the WMC loan agreement fall below a certain threshold.  Should a letter of credit be drawn upon by PNC, WMC will issue to Mr. Horowitz a note payable bearing interest at the rate of six and one half percent (6.5%) from the date of the letter of credit note to its maturity. The letters of credit terminate on the earliest of (a) June 30, 2010 for one letter of credit and September 30, 2010 for the other letter of credit, (b) the date on which there has been a drawing, or (c) the day upon which a substitute letter of credit becomes effective.  The Company expects that, based upon current projections, it is likely that one of the two letters of credit will be drawn upon in the very near future.

Countrywide is a party to a loan agreement with Wachovia Bank, which is secured by a mortgage with respect to the real property owned by Countrywide and utilized by Nationwide.  Countrywide did not make the final “balloon” payment that was due on September 21, 2009, and currently owes Wachovia approximately $1,094,000 under the Countrywide loan agreement which is reflected in current liabilities.  As a result of the non-payment, cross-default provisions set forth in the loan agreement between Florida Pneumatic and Wachovia, secured by a mortgage with respect to the real property owned and utilized by Florida Pneumatic, were triggered.  Absent any acceleration as a result of the cross default, regular payments under this the Florida Pneumatic loan agreement would be scheduled to continue until February 26, 2014, and Florida Pneumatic intends to continue to make such payments.  As of the date hereof, the total amount of debt that is subject to acceleration relating to the Florida Pneumatic loan agreement is approximately $744,000 and is reflected in current liabilities.

We believe we will be able to fund our current working capital needs, interest and debt servicing payments over the next twelve months with cash on hand and cash generated from operations, supplemented by borrowings available under the loan agreements from the banks and PNC and potentially available elsewhere, such as vendor financing.

The Credit Agreement also includes a foreign exchange line, which provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of foreign currencies needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding under the foreign exchange line at September 30, 2009, based on that day’s closing spot rate, was approximately $33,000.

During the nine-month period ended September 30, 2009, our cash decreased to $660,000 from $1,043,000 as of December 31, 2008.  Our total debt at September 30, 2009, which included approximately $6,777,000 resulting from the WMC transaction, was $32,366,000, compared to $30,544,000 at December 31, 2008. This was partially offset by term loan repayments and lower inventory purchases during 2009. The percent of total debt to total book capitalization (total debt divided by total bank debt plus equity) was 50.2% at September 30, 2009, compared to 47.4% at December 31, 2008.

We had net cash of $6,385,000 provided by operating activities for the nine-month period ended September 30, 2009 compared to $2,484,000 provided by operating activities during the nine-month period ended September 30, 2008. We believe that cash on hand plus likely to be derived from operations and cash available through borrowings under our credit facilities should be sufficient to allow us to meet our foreseeable working capital needs; however, there can be no assurance that we can continue to generate sufficient amounts of cash from operations and that our banks will amend the credit agreements currently in place.

In connection with the acquisition of Hy-Tech, we agreed to make additional payments (“Contingent Consideration”) to the sellers. The amount of the Contingent Consideration is to be based on a percentage of the average increase in earnings before interest, taxes, depreciation and amortization (“EBITDA”) over a two-year period from the date of acquisition, February 12, 2007, over a base year EBITDA of $4,473,000. In addition, we agreed to make an additional payment (“Additional Contingent Consideration”), subject to certain conditions related to an exclusive supply agreement with a major customer and to a certain extent and subject to certain provisions, the achievement of Contingent Consideration. The maximum amount of Additional Contingent Consideration may not exceed $1,900,000.  Hy-Tech successfully achieved the required thresholds necessary to be entitled to both the Contingent Consideration and the Additional Contingent Consideration. The total amount of the Contingent Consideration and the Additional Contingent Consideration is $2,362,000. According to the agreement, the amounts due the sellers are payable in May 2009. However, we and the sellers have agreed upon payment arrangement wherein we paid approximately $573,000 in May 2009 with the balance of approximately $1,719,000 to be paid in six equal payments incurring interest at the rate of 6.0% per annum, payable quarterly commencing in August 2009.  The August 2009 installment payment with interest was paid timely.  The total amount of approximately $2,362,000 owed was recorded as goodwill.

Capital spending was approximately $539,000 and $1,638,000 for the three and nine-month periods ended September 30, 2009, compared to $694,000 and $1,028,000 of capital expenditures made during the three and nine-month periods ended September 30, 2008.  Capital expenditures for the balance of 2009 are expected to be approximately $100,000, some of which may be financed through our credit facilities or financed through independent third party financial institutions. Included in the expected total for 2009 are capital expenditures relating to new products, expansion of existing product lines and replacement of equipment.

OFF-BALANCE SHEET ARRANGEMENTS

Our foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of foreign currencies needed for payments to foreign suppliers. We have not purchased forward contracts on New Taiwan dollars (“TWD”). The total amount of foreign currency forward contracts outstanding at September 30, 2009, based on that day’s closing spot rate, was approximately $33,000.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted Accounting Standards

In June 2009, the FASB established the Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  The Codification did not have a material impact on the Company’s consolidated financial statements upon adoption.  Accordingly, the Company’s notes to consolidated financial statements will explain accounting concepts rather than cite the topics of specific U.S. GAAP.

In May 2009, the FASB issued authoritative guidance which establishes general standards of accounting and disclosure of events that occur after the balance sheet date, but before financial statements are issued or available to be issued. The guidance requires the disclosure of the date through which subsequent events have been evaluated and whether such date represents the date the financial statements were issued or were available to be issued. The guidance is effective for the Company on September 30, 2009. The Company has evaluated subsequent events through November 13, 2009, which could be required to be disclosed. The adoption of this guidance did not have a material impact on the Company’s consolidated condensed financial statements.

In April 2009, the FASB issued authoritative guidance that principally requires publicly traded companies to provide disclosures about fair value of financial instruments in interim financial information.  The adoption of this disclosure-only guidance for the Company’s September 30, 2009 interim consolidated financial statements is included in Note 3 — Fair Value Measurements and did not have an impact on the Company’s consolidated financial results.

In April 2009, the FASB issued authoritative guidance to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably determined.  If the fair value of such assets or liabilities cannot be reasonably determined, then they would generally be recognized in accordance with certain other pre-existing accounting standards.  This guidance also amends the subsequent accounting for assets and liabilities arising from contingencies in a business combination and certain other disclosure requirements.  This guidance did not have an impact on the Company’s September 30, 2009 interim consolidated condensed financial statements.

In November 2008, the FASB issued authoritative guidance regarding the accounting for defensive intangible assets.  Defensive intangible assets are assets acquired in a business combination that the acquirer (a) does not intend to use or (b) intends to use in a way other than the assets’ highest and best use as determined by an evaluation of market participant assumptions.  While defensive intangible assets are not being actively used, they are likely contributing to an increase in the value of other assets owned by the acquiring entity.  This guidance will require defensive intangible assets to be accounted for as separate units of accounting at the time of acquisition and the useful life of such assets would be based on the period over which the assets will directly or indirectly affect the entity’s cash flows.  This guidance is to be applied prospectively for defensive intangible assets acquired on or after the beginning of the Company’s fiscal 2010 and did not have an impact on the Company’s September 30, 2009 interim consolidated financial statements.

In November 2008, the FASB issued authoritative guidance to address questions about equity-method accounting.  The primary issues include how the initial carrying value of an equity method investment should be determined, how to account for any subsequent purchases and sales of additional ownership interests, and whether the investor must separately assess its underlying share of the investee’s indefinite-lived intangible assets for impairment.  This guidance became effective beginning in the Company’s fiscal 2010 and did not have an impact on the Company’s September 30, 2009 interim consolidated financial statements.

In April 2008, the FASB issued authoritative guidance to amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and to require additional disclosures.  The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date.  The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date.  This guidance became effective for the Company January 1, 2009 and did not have a material impact on the Company’s consolidated condensed financial statements.

In December 2007, the FASB issued authoritative guidance to affirm that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  This guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  Among other requirements, this guidance requires the acquiring entity in a business combination to recognize the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values, with limited exceptions; acquisition-related costs generally will be expensed as incurred.  This guidance requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination.  This guidance became effective on January 1, 2009, and did not have a material impact on the Company’s consolidated condensed financial statements.

In December 2007, the FASB issued authoritative guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  Among other requirements, this guidance clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is to be reported as a separate component of equity in the consolidated financial statements.  This guidance also requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the consolidated statement of earnings.  This guidance must be applied prospectively for fiscal years, and interim periods within those fiscal years, beginning in the Company’s fiscal 2009, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented.  The adoption of this guidance did not have a material impact on the Company’s consolidated condensed financial statements.

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

Item 4T.              Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed, under the supervision of, and with the participation of, our management including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities and Exchange Act of 1934). Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures as of September 30, 2009 were effective. Accordingly, management believes that the consolidated condensed financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the three-month period ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings

We are a defendant or co-defendant in various actions brought about in the ordinary course of conducting our business. We do not believe that any of these actions are material to our financial condition.

Item 1A.       Risk Factors

Except as set forth below, there were no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 in response to Item 1A. to Part I of such Form 10-K:

Non-compliance with loan agreements.

Under the terms of our credit agreements, we are required to adhere to certain financial covenants. At September 30, 2009, we were not in compliance with certain of our financial covenants set forth in our secured credit agreements, and we have not received waivers for such non-compliance as of the filing date of this Quarterly Report. Further, we have not yet made a final “balloon” payment due in September 2009 on an additional loan secured by one of our real properties, which non-payment caused a cross-default on another loan secured by another of our real properties. As a result of the foregoing, our access to funds may be adversely affected, debt may become due immediately and/or certain of our assets securing our debt could be foreclosed.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.          Defaults Upon Senior Securities

The information required by this Item 3 is incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 9, 2009.

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

P&F INDUSTRIES, INC.
(Registrant)

	By	/s/ Joseph A. Molino, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: November 13, 2009		(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit
10.1

Amendment No. 20 and Waiver to Credit Agreement, dated as of August 27, 2009, by and among P & F Industries, Inc., Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc. and Hy-Tech Machine, Inc. as Co-Borrowers, Citibank, N.A. and HSBC Bank USA, National Association as Lenders, and Citibank, N.A., as Administrative Agent for the Lenders (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 31, 2009).

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