Form 10-K
period 2009-12-31
P&F INDUSTRIES INC
filed 2010-04-27
CIK 75340

Use these links to rapidly review the document

ITEM 8. Financial Statements
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's Class A Common Stock held by non-affiliates of the registrant, based on the last sale price on June 30, 2009 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $6,868,000.

         As of April 9, 2010 there were 3,614,562 shares of the registrant's Class A Common Stock outstanding.

Documents Incorporated by Reference

         Part III of this Annual Report on Form 10-K incorporates by reference information from the registrant's definitive Proxy Statement for its 2010 Annual Meeting of Stockholders.

P&F INDUSTRIES, INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

FORWARD LOOKING STATEMENTS

        The Private Securities Litigation Reform Act of 1995 (the "Reform Act") provides a safe harbor for forward looking statements made by or on behalf of P&F Industries, Inc. and subsidiaries (the "Company"). The Company and its representatives may, from time to time, make written or verbal forward looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words "believe," "expect," "intend," "estimate," "anticipate," "will," their opposites and similar expressions identify statements that constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. Any forward looking statements contained herein, including those related to the Company's future performance, are based upon the Company's historical performance and on current plans, estimates and expectations. Such forward looking statements are subject to various risks and uncertainties, including those identified in Item 1A of this Annual Report on Form 10-K, which may cause actual results to differ materially from the forward looking statements. Forward looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to update publicly or revise any forward looking statement, whether as a result of new information, future developments or otherwise.

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

Florida Pneumatic

        Florida Pneumatic imports and sells pneumatic hand tools of its own design, primarily for the retail, industrial and automotive markets. This line of products includes sanders, grinders, drills, saws and impact wrenches. These tools are similar in appearance and function to electric hand tools, but are powered by compressed air, rather than directly by electricity. Air tools, as they are also called, are generally less expensive to operate, offer better performance and weigh less than their electrical counterparts. Additionally, Florida Pneumatic also imports and markets compressor air filters. Florida Pneumatic imports approximately seventy-five types of pneumatic hand tools, most of which are sold at prices ranging from $50 to $1,000, under the names "Florida Pneumatic" and "Universal Tool," as well as under the trade names or trademarks of several private label customers. These Florida Pneumatic products are sold to distributors, retailers and private label customers through in-house sales personnel and manufacturers' representatives. Users of Florida Pneumatic's hand tools include industrial maintenance and production staffs, do-it-yourself mechanics, automobile mechanics and auto body personnel.

        During 2009, Florida Pneumatic purchased approximately 41% of its pneumatic tools from a Far East trading company that owns or represents 21 individual factories in Japan, Taiwan and China and 34% directly from a manufacturer in China. Of the total pneumatic tool purchases in 2009, approximately 5% were bought from Japan, 12% from Taiwan and 76% from China. Florida Pneumatic performs final assembly on certain of its pneumatic tools at its factory in Jupiter, Florida. Further, during 2009, it imported its air filters as well as its Franklin products line, which is discussed further below. There are redundant sources for nearly all products purchased.

        Florida Pneumatic also markets, through its Berkley Tool division ("Berkley"), a product line which includes pipe and bolt dies, pipe taps, wrenches, vises and stands, pipe and tubing cutting equipment, hydrostatic test pumps, and replacement electrical components for a widely-used brand of pipe cutting and threading machines. Florida Pneumatic markets Berkley's products through industrial distributors and contractors. Florida Pneumatic sources its Berkley product line from China and Israel, as well as domestic sources.

        Through its Franklin Manufacturing ("Franklin") division, Florida Pneumatic imported a line of door and window hardware. However, primarily due to an ongoing diminishing market, Florida Pneumatic decided to discontinue marketing the Franklin products line effective December 31, 2009. Franklin imported and packaged approximately 275 types of hardware products, including locksets, deadbolts, door and window security hardware, rope-related hardware products and fire escape ladders. Franklin's products generally ranged in price from under $1 to $30, and were sold to retailers, wholesalers and private label accounts through manufacturers' representatives and in-house sales support personnel. Nearly all of Franklin's sales were products imported from China.

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

Hardware

        We conduct our Hardware business through a wholly owned subsidiary, Countrywide Hardware, Inc. ("Countrywide"). During 2009, Countrywide conducted its business operations through its wholly-owned subsidiaries, Nationwide Industries, Inc. ("Nationwide"), Woodmark International, L.P. ("Woodmark"), Pacific Stair Products, Inc. ("PSP") and WM Coffman LLC ("WMC"). Woodmark was, until the transactions, which are described in the Acquisitions section of Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations (the "WMC transactions"), an importer of both stair parts components and kitchen and bath hardware and accessories. As part of the WMC transactions Woodmark and PSP contributed certain net assets to WMC in return for members' equity in WMC. Effective with the WMC transactions, the stair parts business formerly within Woodmark became part of WMC, and Woodmark's kitchen and bath product line began operating within Nationwide. PSP manufactured and distributed premium stair rail products, until mid-2008. Since the closing of its mill in mid-2008, PSP operated primarily as a distributer of Woodmark's staircase components to the building industry in southern California and the southwestern region of the United States. PSP exited the remaining facility on July 31, 2009. As a result of the WMC transactions, PSP and Woodmark no longer function as operating units. Their former customers are being serviced through WMC. Effective as of the date of the WMC transactions, our entire stair parts business operates through WMC.

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

        Effective as of the date of the WMC transactions, the Company reports the results of operations of its kitchen and bath hardware and accessories product line, which prior to the WMC transactions, was part of Woodmark, with Nationwide and is referred to as "Other Hardware."

        Most of Nationwide's sales are of products imported from Taiwan and China. Nationwide currently out-sources the manufacturing of approximately 90% of its product with several overseas factories, while retaining design, quality control, and patent and trademark control. There are redundant sources for most products. Nationwide manufactures approximately 10% of its products sold including rollers, hinges and pool enclosure products at its facility in Tampa, Florida. Additionally, Nationwide, until its closure distributed its products to its customers located in the western U.S. through the warehouse leased by Pacific Stair, located in Vista, California. Nationwide continues to lease warehouse space in McPherson, KS to support sales to a single customer, and in Buffalo, NY.

        The majority of Nationwide's sales are somewhat seasonal, with revenues typically increasing during the spring and summer months. The majority of Nationwide's products are sold off the shelf.

        The primary competitive factors in Nationwide's business are price, quality, product availability and service.

WMC

        On June 10, 2009, pursuant to an Asset Purchase Agreement dated as of June 8, 2009, WMC, a Delaware limited liability company, a newly formed subsidiary of the Company, acquired substantially all of the assets of Coffman Stairs, LLC, a Delaware limited liability company ("Coffman"). Coffman was in the business of manufacturing and distributing interior wood and iron stair components throughout the United States. Woodmark and PSP contributed to WMC certain respective assets, subject to WMC's assumption of certain respective liabilities and obligations of each of Woodmark and PSP. In addition, Woodmark and PSP entered into certain agreements with WMC, transferring the Company's stair parts business to WMC.

        WMC manufactures or imports a full line of stair parts and related complementary accessories. Approximately 36% of its 2009 revenue consisted of products manufactured in its Marion, Virginia facility, with the balance of its revenue from products imported from China. Nearly all of the raw materials used in its Marion, Virginia facility are sourced from domestic suppliers.

        The primary competitive factors in WMC's business are price, quality, product availability and style.

        See further discussion regarding the WMC transactions and the current status of WMC in the "Overview."

Woodmark

        Prior to the WMC transactions, Woodmark was an importer and distributor of residential wood and iron stair parts and kitchen and bath hardware, such as residential plumbing fixtures and other accessories for new construction and home improvement applications.

        Woodmark had purchased most of its stair parts and kitchen and bath products through a longstanding relationship with a Far East trade partner that owns or represents four individual factories in China and Taiwan. Of the total stair parts and kitchen and bath product purchases, approximately 71% were bought from China and 26% from Taiwan. The balance was sourced primarily from the United States. There are redundant sources for most products purchased and manufactured.

        As discussed further in the WMC section above, certain assets and liabilities were transferred to WMC in connection with the WMC Transactions.

        The primary competitive factors in Woodmark's business were price, quality and product availability.

Pacific Stair

        Prior to the WMC transactions, PSP was, until mid-2008, a manufacturer of premium stair rail products as well as a distributor of staircase components serving the building industry, primarily in southern California and the southwestern region of the United States. In mid-2008, the Company decided to discontinue manufacturing and closed the mill. Pacific Stair continued to operate as a distributor of stair parts and rail products.

        As discussed further in the WMC section above, certain assets and liabilities were transferred to WMC in connection with the WMC Transactions.

        The primary competitive factors in Pacific Stair's business were price, quality and product availability.

Significant Customers

        The Tools segment has one customer that accounted for approximately 21.0% and 16.5%, respectively, of consolidated revenue for the years ended December 31, 2009, and 2008, and 39.0% and 27.7%, respectively, of consolidated accounts receivable as of December 31, 2009 and 2008. There are no significant customers in the Hardware segment.

Employees

        We employed 271 persons as of December 31, 2009, of which 258 were full-time employees. None of these employees are represented by a union.

ITEM 1A.    Risk Factors

        A wide range of factors could materially affect our performance. In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results of these operations elsewhere in this report, the following factors, among others, could adversely affect our results of operations or financial position:

  •
  Substantial debt and debt service requirements; Our liquidity and capital resources are limited.  The amount of our debt could have important consequences. For example, it could: increase our vulnerability to general adverse economic and industry conditions; limit our ability to fund future capital expenditures, working capital and other general corporate requirements; require us to dedicate a substantial portion of our cash flow from operations to make interest and principal payments on our debt; limit our flexibility in planning for, or reacting to, changes in our business; place us at a competitive disadvantage compared with competitors that have less debt; and limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity. Furthermore, the recent turmoil in the credit markets and the Company's financial position and results of operations has limited the Company's access to additional sources of credit and has resulted in higher borrowing costs. Although we believe that the lenders participating in our primary revolving credit facility will be able to provide financing in accordance with their contractual obligations to provide us with our credit needs through January 1, 2011, such lenders may not extend the term of the revolving credit portion of such credit facility beyond such date, and we may not be able to enter into another facility on reasonable terms in a timely manner.

  •
  Compliance with financial covenants.  Under the terms of our primary credit agreement, we are required to adhere to certain financial covenants. At December 31, 2009 and at prior periods in 2009, we were not in compliance with certain financial covenants; however, the banks subsequently waived compliance with such financial covenants. If we are not in compliance with any financial covenant at any time in the future and such non-compliance is not waived, our access to funds may be adversely affected, debt may become due immediately, and/or certain of our assets securing our debt could be foreclosed.

  •
  Significant volatility and disruption in the global capital and credit markets.  Significant volatility and disruption in the global capital and credit markets in 2008 through early 2010 have resulted in a tightening of business credit and liquidity, a contraction of consumer credit, business failures, increased unemployment and declines in consumer confidence and spending. If global economic and financial market conditions continue to deteriorate or remain weak for an extended period of time, it could have a material adverse effect on our financial condition and results of operations. In particular, lower consumer spending may result in reduced demand and orders for certain of our products, order cancellations, lower revenues, increased inventories, and lower gross margins. Further, if our customers continue to experience declining revenues, or experience difficulty obtaining financing in the capital and credit markets to purchase our products, this could result in further reduced orders for our products, order cancellations, inability of customers to timely meet their payment obligations to us, extended payment terms, higher accounts receivable, reduced cash flows, greater expense associated with collection efforts and increased bad debt expense; and a severe financial difficulty experienced by our customers may cause them to become insolvent or cease business operations.

  •
  The strength of the retail economy in the United States.  Our business is subject to economic conditions in major markets, including recession, inflation, deflation, general weakness in retail, industrial, and housing markets. In particular, a significant portion of our products are tied to new residential construction. The strength of such market depends on new housing starts which are a function of many factors beyond our control, including interest rates, employment levels, availability of credit and consumer confidence. New housing starts have been declining on an annualized rate since 2006 and may continue at the lower levels or decline further. Such economic conditions have had, and may continue to have, an adverse effect on our results of operations and financial position.

  •
  Supply chain disruptions.  Any difficulty or inability on the part of manufacturers of our products or other participants in our supply chain in obtaining sufficient financing to purchase raw materials or to finance general working capital needs may result in delays or non-delivery of shipments of our products.

  •
  Our ability to maintain mutually beneficial relationships with key customers.  We have several key customers, one of which constituted approximately 21% of our consolidated revenues for 2009. Loss of key customers or a material negative change in our relationships with our key customers could have a material adverse effect on our business, results of operations or financial position.

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

  •
  Market acceptance of new products.  There can be no assurance that the market continues its acceptance of the new products we introduced in recent years or will accept new products scheduled for introduction in 2010. There can also be no assurance that the level of sales generated from these new products relative to our expectations will materialize, based on existing investments in productive capacity and commitments by us to fund advertising and product promotions in connection with the introduction of these new products.

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

  •
  Acquisition of businesses.  Part of our business strategy is to opportunistically acquire complementary businesses and dispose of non-complementary businesses. If we fail to develop and integrate any acquired business or dispose of any businesses effectively, our earnings may be adversely affected. In addition, our management team will need to devote substantial time and attention to the acquisition and integration of the acquired businesses, which could distract them from their other duties and responsibilities. In particular, in 2009 the Company acquired a business that it believed would be complementary to its existing stair parts business which was primarily acquired in 2004. The combined operations, however, were not able to achieve the revenue levels anticipated prior to the transaction and as a result, never produced positive cash flow. This contributed to, among other things, an ongoing default on such business' credit facility and significant liquidity problems for such business. We have undertaken a search for additional sources of capital and are considering a sale of such business. At December 31, 2009, the Company recorded a write down of $5,549,000 related to its investment in this business.

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

  •
  Unforeseen events.  We cannot anticipate the impact of unforeseen events, including but not limited to war and pandemic disease, on economic conditions and consumer confidence in our business.

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

ITEM 1B.    Unresolved Staff Comments

        None

ITEM 2.    Properties

Tools

        Florida Pneumatic owns a 72,000 square foot plant facility located in Jupiter, Florida. Hy-Tech owns a 51,000 square foot facility which is located in Cranberry Township, Pennsylvania and leases a 10,000 square foot facility located in Punxsutawney, Pennsylvania. These properties are subject to mortgages.

Hardware

        Countrywide owns a 56,250 square foot plant facility located in Tampa, Florida in which Nationwide conducts its business. Countrywide leases part of the facility to a non-affiliated tenant. The facility is subject to a mortgage. WMC leases approximately 523,000 square feet in Marion, Virginia. Such lease expires in 2027. WMC also leases two plant facilities from non-affiliated landlords. One facility is 55,000 square feet and is located in Plano, Texas and is subject to a lease which expires July 2011. The second facility is 17,500 square feet and is located in Austell, Georgia. This facility is subject to a lease expiring May 2010. Pacific Stair leased a 25,400 square foot warehouse located in Vista California from a non-affiliated landlord. The lease expired in July 2009. Each facility described above either provides adequate space for the operations of the respective subsidiary for the foreseeable future or can be modified or expanded to provide additional space.

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

ITEM 4.    [Reserved]

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our Class A Common Stock trades on the Nasdaq Global Market under the symbol PFIN. The range of the high and low closing sales prices for our Class A Common Stock during the last two years were as follows:

2009	High	Low
First Quarter	$1.40	$0.71
Second Quarter	2.21	0.95
Third Quarter	2.25	1.44
Fourth Quarter	3.20	2.15

2008	High	Low
First Quarter	$7.26	$5.39
Second Quarter	6.05	3.95
Third Quarter	4.16	2.06
Fourth Quarter	2.58	0.85

        As of March 31, 2010, there were approximately 1,100 holders of record of our Class A Common Stock and the closing sale price of our stock as reported by the Nasdaq Global Market was $2.65. We have not declared any cash dividends on its Class A Common Stock since its incorporation in 1963 and have no plans to declare any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

        On September 9, 2009, we publicly announced that our Board of Directors extended the time during which we may repurchase shares of our Class A Common Stock under our repurchase plan from September 30, 2009 to September 30, 2010. We did not repurchase any shares of our Class A Common Stock during 2009.

ITEM 6.    Selected Financial Data

        Not required.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

        We believe our overall financial results are indicative of the general United States ("U.S.") economy. Our consolidated 2009 revenue of $72,585,000 reflects a decrease of $15,071,000 compared to $87,656,000 reported for 2008. In particular, our Hardware segment continues to suffer through a very low level of new home construction, which is a key driver to its revenue. This prolonged down-turn continues to adversely affect revenue and gross profit reported at WMC, and to a lesser extent, Nationwide.

        In an effort to improve the overall results of our stair parts operation, we acquired, as of June 8, 2009, through a newly formed subsidiary, WMC, substantially all of the assets of one of our competitors in the stair parts business, Coffman Stairs, LLC. This transaction was executed in an attempt to take advantage of the synergies available by combining two large players in an industry at the bottom of its economic cycle with complementary distribution channels and operations.

        Unfortunately, the combined operations were not able to achieve the revenue levels anticipated prior to the WMC transactions and, as a result, never produced positive cash flow. This caused a default on the loan agreement specific to WMC and the lender has agreed to forbear from taking certain actions, such as accelerating repayment of the loan, through August 31, 2010. The Company has undertaken a search for additional sources of capital and is considering an outright sale of WMC, among other alternatives. Neither P & F nor any of its subsidiaries other than WMC is a party to or a guarantor of any debt obligations of WMC. Primarily as the result of the aforementioned, at December 31, 2009, the Company wrote down the carrying value of the net assets of WMC by $5,549,000, to reflect their fair value. On March 29, 2010, the Company's board of directors established a plan to sell, liquidate or otherwise dispose of its ownership of WMC. We do not anticipate any further write downs related to WMC regardless of the ultimate resolution of its situation.

        During 2009, our Tools segment also continued to suffer as the result of the slowing general U.S. economy, as sales across all industrial product lines declined. Additionally, revenue at Florida Pneumatic decreased as the result of the loss of The Home Depot. The downturn has not affected product pricing or variable costs, but the revenue decrease has made it more difficult to cover fixed costs.

        While major cost cutting efforts were put in place for the entire Company, including across the board layoffs, pay cuts, major benefit reductions and renegotiated vendor contracts, the Company was not able to reduce costs enough to cover the impact of the lower revenue and maintain gross margin or operating margin. The result was an operating loss, before impairment charges and change in contingent consideration, of $4.0 million in 2009, compared to a $2.8 million operating profit, excluding impairment charges, in 2008.

KEY INDICATORS

Economic Measures

        While much of our business is driven by the ebbs and flows of the general economic conditions in both the United States and, to a lesser extent, abroad, a primary economic measure we monitor is housing starts. New home construction directly affects our stair parts business, and to some degree our Other Hardware business. As our Tools segment focuses on a wider array of customer types, it does not rely as much on specific economic measures or indicators. The Tools segment tends to track the general economic conditions of the United States, industrial production and general retail sales, all of which have, for the most part, trended downward during 2009, thus adversely impacting the financial performance of our Tools segment.

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

        We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. We also may record as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and our assessment of the general financial conditions affecting our customer base. If actual collection experience changes, revisions to the allowance may be required. We have a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in the creditworthiness of any of these customers could have a material effect on our results of operations in the period in which such changes or events occur. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. Based on the information available, we believe that our allowance for doubtful accounts as of December 31, 2009 was adequate. However, actual write-offs might exceed the recorded allowance.

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

Goodwill and Other Intangible Assets

        In accordance with authoritative guidance issued by the Financial Accounting Standards Board ("FASB") we test goodwill for impairment on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment might exist. The evaluation of goodwill and other intangible assets requires that management prepare estimates of future operating results for each of our operating units. These estimates are made with respect to future business conditions and estimated expected future cash flows to determine estimated fair value. However, if, in the future, key drivers in our assumptions or estimates such as (i) a further material decline in the number of new housing starts; (ii) a material decline in general economic conditions; (iii) competitive pressures on our revenue or our ability to maintain margins; (iv) pricing from our vendors which cannot be passed through to our customers; (v) breakdowns in supply chain or other factors beyond our control occur, an impairment charge to our intangible assets may be required.

Income Taxes

        The Company provides for deferred taxes on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

        The Company files a consolidated Federal tax return. P&F Industries, Inc. and certain of its subsidiaries file a combined tax return in New York State. All subsidiaries file other state and local tax returns on a stand-alone basis.

        When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as income taxes in the statement of operations.

RESULTS OF OPERATIONS

2009 compared to 2008

        The table below presents our net revenue for the years presented.

	Year Ended December 31,
	2009	2008	Variance	Variance
Tools
Florida Pneumatic	$23,819,000	$30,275,000	$(6,456,000)	(21.3)%
Hy-Tech	13,997,000	19,303,000	(5,306,000)	(27.5)

Tools Total	37,816,000	49,578,000	(11,762,000)	(23.7)

Hardware
Stair Parts	21,427,000	19,306,000	2,121,000	11.0
Other Hardware	13,342,000	18,772,000	(5,430,000)	(28.9)

Hardware Total	34,769,000	38,078,000	(3,309,000)	(8.7)

Consolidated	$72,585,000	$87,656,000	$(15,071,000)	(17.2)%

REVENUE

  Tools

        During 2009, Florida Pneumatic's net revenue, as compared to 2008, was adversely impacted by the loss of The Home Depot, which accounted for approximately $4,777,000, or 74% of the decrease. The weak, sluggish economy during 2009 is the primary cause for the decline in revenue of its industrial business from $5,496,000 for the year ended December 31, 2008 to $4,382,000 for the year ended December 31, 2009. The difficult economic climate further affected revenue at its Berkley, filters, and OEM lines as well, where revenue decreased from $2,710,000 during 2008 to $1,936,000 during the year ended December 31, 2009. Further, revenue of its Franklin products line declined $536,000 from $2,209,000 for the year ended December 31, 2008 to $1,673,000 in 2009. Primarily due to a diminishing market and weakening margins, Florida Pneumatic decided to discontinue marketing the Franklin Products line effective December 31, 2009. The loss of Franklin revenue is projected to have minimal impact on Florida Pneumatic's overall results. However, we note that for the year ended December 31, 2009, revenue from its major retail customer improved $783,000 or 5.4% over the prior year. We anticipate that revenue in 2010 at Florida Pneumatic will decrease compared to 2009 levels, however improved gross margins and operating efficiencies should negate the decline. However there can be no assurance of these projected outcomes. Given the current economic conditions, its relationships with its customer base remains good.

        Hy-Tech, which focuses on the industrial sector of the pneumatic tools market, had not, until early 2009, been as materially affected by the decline in the overall economy. Although Hy-Tech has not lost any major customer, its revenue has been adversely impacted by the decline in both the domestic and global economy. A significant portion of Hy-Tech's decline in revenue was due to the fact that, while Hy-Tech itself generates limited international revenue, certain customers who market their purchases from Hy-Tech to their respective overseas customers, reduced their purchases, as the international downturn adversely impacted their business. Additionally, when comparing 2009 to 2008, a number of major customers began in early 2009 to reduce their respective inventories, resulting in a decline in Hy-Tech's 2009 total revenue. The result of the foregoing has been a decline in revenue, to $13,997,000 recorded during 2009, from $19,303,000 in 2008. We believe it is likely that Hy-Tech's revenue for 2010 will approximate the annualized revenue attained during the second half of 2009. Lastly, revenue from the remaining lines of business reported a net decrease during 2009 when compared to 2008, primarily due to general economic market conditions. Given the current economic conditions, its relationships with its customer base remains good.

  Hardware

        The key economic indicator for the Hardware segment, in particular the stair parts units, continues to be the reduced number of new homes constructed in the United States, as that industry remains in a prolonged decline. The segment is further impacted by the weak general economy in the United States. As a result, Hardware segment revenue decreased to $34,769,000 for the year ended December 31, 2009 from $38,079,000 during the same period in 2008. Specifically, as the result of the WMC transactions, in which P&F acquired the Coffman Stairs LLC business and merged it with the stair parts businesses of Woodmark, and PSP forming WMC effective June 8, 2009, our stair parts revenue increased by $2,121,000. However, during the remainder of 2009, WMC continued to see a decline in the overall stairs market, with several customers either significantly reducing their purchases or no longer being in business. We do not believe that the decrease in revenue is due to pricing. Commencing in November 2009, WMC began to encounter significant cash flow issues and was forced to, among other things, delay payments to certain vendors, which in turn resulted in delays in receipt of goods.

        Other Hardware revenue, which is comprised of revenue from the sale of fencing and gate hardware, kitchen and bath accessories, OEM products and patio hardware, continues to be adversely affected by, among other things, the general overall economic sluggishness, a diminishing recreational vehicle and modular home markets, the downward trend in new home construction, and competitive pressures. Within Other Hardware revenue, amounts from fencing and gate hardware, kitchen and bath, OEM and patio hardware during the year ended December 31, 2009 were $7,173,000, $3,031,000, $2,367,000 and $771,000, respectively, compared to $10,029,000, $4,725,000, $2,982,000 and $1,037,000, respectively, during the same period in the prior year. We believe the decrease is related to the weak general U.S. economy, as well as increased competitive pressures. We do not believe the decrease in revenue is due to pricing or service issues. Given the current economic conditions, we believe our relationships with our customer base remains good.

GROSS MARGIN

	Year Ended December 31,		Change
	2009	2008	Amount		%
Tools	$11,423,000	$16,448,000	$(5,025,000)		(30.6)%
As percent of respective revenue	30.2%	33.2%	(3.0)	pts
Hardware	$6,691,000	$10,467,000	$(3,776,000)		(36.1)%
As percent of respective revenue	19.2%	27.5%	(8.3)	pts
Consolidated	$18,114,000	$26,915,000	$(8,801,000)		(32.7)%
As percent of respective revenue	25.0%	30.7%	(5.7)	pts

  Tools

        Gross margins at our Tools segment for the twelve-month period ended December 31, 2009 decreased 3.0 percentage points from the same period in 2008. Florida Pneumatic's gross margin decrease (4.3 percentage points) is due primarily to the closeout of its Franklin products line and product mix. Hy-Tech encountered margin degradation as well (1.8 percentage points), primarily due to a slight decrease in manufacturing overhead absorption. Gross profit for this segment decreased $5,025,000 as a result of the decrease in revenue and the drop in gross margin. We anticipate that gross margins at Hy-Tech will remain at or slightly below 2009's results for at least the first half of 2010. In an effort to improve its manufacturing overhead absorption, Hy-Tech is examining effective ways to reduce its cost of manufacturing, which we believe should result in lessening the impact of lower volume in future periods; however there can be no assurance this will be effective. On the other hand, we expect gross margins at Florida Pneumatic to improve slightly in 2010, primarily the result of improved product mix and pricing and the elimination of low margin product lines. Accordingly, we believe that gross margins for the Tools segment should remain at or slightly above those of 2009; however, there can be no assurance that events unknown to us at this time will not adversely affect the outcome.

  Hardware

        The gross margin for the Hardware segment, the stair parts business in particular, continues to be severely affected by the downturn in home construction. For 2009, the Hardware segment gross margin was 19.2%, reflecting a decrease of 8.3 percentage points when compared to 27.5% for the same period in the prior year. Gross profit for the Hardware segment decreased $3,776,000 to $6,691,000 reported for the year ended December 31, 2009 from $10,467,000, for the same period in 2008. Specifically, gross margins for our stair parts business continues to be affected by further downturn of construction of new homes in the United States, as evidenced by the 36% reduction in new housing starts from a year ago. The WMC transactions were effective June 8, 2009. Coffman, which became part of the Company June 8, 2009, was a manufacturer and wholesaler primarily to major distributors in the stair parts industry, had historically generated gross margins that were lower than Woodmark's stair parts business. Additionally, due to the low number of new housing starts, the manufacturing facility in Marion, Virginia is operating at reduced output, thereby reduced efficiency, creating under-absorption of its overhead costs. This under absorption of overhead has continued to adversely impact the per unit cost of manufacturing, thus generating lower gross margin on the products manufactured. Additionally, the closing of our PSP operations during 2009 resulted in recognition of costs associated with inventory consolidation and liquidation, effectively generated a deficit in the gross margin calculation, and further eroded total gross margin for our stair parts business for the year ended December 31, 2009, to approximately 13.1%, compared to 23.4% for the same period in 2008. Gross margin for our Other Hardware business for the year ended December 31, 2009 of 33.1%, was down slightly from 34.4% for the year ended December 31, 2008. The gross margin decrease at our Other Hardware was primarily due to product mix, competitive pressures and lower absorption of warehouse costs.

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

        SG&A for the year ended December 31, 2009 decreased to $22,076,000 from $24,114,000 in 2008, reflecting a reduction of $2,038,000, or 8.5%. A portion of this reduction is the result of management's ongoing effort to reduce or control operating expenses wherever possible. It should be noted that for the year ended December 31, 2009, our consolidated SG&A included additional operating expenses resulting from the WMC transactions, which was effective June 8, 2009. Certain incremental costs incurred as the result of the WMC transactions are discussed below.

        The most significant item affecting the decrease in SG&A was the reduction in total compensation and employee benefits of $1,648,000, comprised of: (i) an "across the board" pay reduction program, which commenced in early 2009, (ii) staff reductions and (iii) the elimination of, or drastic reduction in, all employee benefits corporate wide. When comparing the years ending December 31, 2009 and 2008, factors contributing to the reduction in our SG&A include decreases in depreciation and amortization expenses of $394,000, commissions of $440,000, freight costs of $293,000 and warranty related expenses of $149,000. We reduced travel and entertainment and advertising costs by $180,000 and $176,000, respectively. During 2008 we recorded costs associated with the write down of certain equipment and severance in connection with the closure of light manufacturing operations performed at Florida Pneumatic, the non-occurrence of which in 2009 resulted in a decrease of expenses of approximately $192,000. However, offsetting the above cost reductions, were one-time costs incurred in connection with the WMC transactions of $742,000, including, but not limited to, legal, accounting and appraisal costs. Other areas that increased in 2009 compared to 2008, due primarily to the WMC transactions, were management fees and insurance costs, which increased by $104,000 and $111,000, respectively. Lastly, bad debt expense increased in 2009 compared to 2008 by $317,000. We intend to continue to examine our operating expenses for further reductions, particularly during these difficult times.

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS

        In accordance with the authoritative guidance pertaining to the determination of the fair value of goodwill and other intangible assets, as well as other information that came to light, the Company recorded an impairment charge of $5,549,000 in connection with WMC during the fourth quarter of 2009. Throughout 2009, the United States was in the throes of a major downturn in the number of new homes being constructed. According to the U.S. Department of Commerce Census data, new single-unit housing completions were approximately 520,000, and 819,000 for 2009 and 2008, respectfully, reflecting a 37% decrease in the number of new home construction starts. This decrease in annual single unit housing starts has resulted in a decrease in the value of our Hardware segment, in particular WMC. As a result, we were unable to demonstrate an ability to generate sufficient undiscounted future cash flows to support the recorded amounts of goodwill and other intangible assets related to WMC, thus necessitating an impairment charge. If the business sectors in which our subsidiaries operate experience a further weakening of we could incur additional impairment charges in future periods. We recorded an impairment charge of $7,477,000 relating to goodwill and other intangible assets during the fourth quarter of 2008, related to the Hardware segment.

INTEREST—NET

        Our interest expense for the year ended December 31, 2009 was $1,918,000, $149,000 higher than the year ended December 31, 2008 amount of $1,769,000. As part of the March 30, 2009 amendment to the credit agreement, the banks converted the two existing term loans totaling $13,200,000 into one new term loan in the amount of $7,116,000, with the balance of $6,084,000 added to the revolving credit loan facility. This action resulted in increasing the revolving credit facility thus increasing the interest expense associated thereto. Interest expense incurred on our revolving credit facility for the year ended December 31, 2009 was $766,000, an increase of $94,000, compared to $672,000 incurred in 2008. Interest expense incurred on the term-loan facility decreased $483,000, to $379,000 for the year ended December 31, 2009, from $862,000 in 2008, primarily due to the restructuring. As the result of the WMC transactions, interest expense increased approximately $571,000, of which $282,000 is additional interest expense incurred on WMC's short-term borrowing, $145,000 is interest expense accrued on the notes payable to Visador and $135,000 is due to the adjusting of the fair value of the contingent consideration obligation associated with the WMC transactions.

        It is likely that, as the result of the WMC transactions, we will continue to see interest expense increase as we have additional bank debt as well as interest on the $3,972,000 promissory note payable to Visador. Additionally, we will record as either interest expense or interest income as may be required, to record any adjustment to the fair value of the remaining contingent consideration. As the result of the arrangement entered into earlier in 2009 to extend the payment terms of the contingent consideration owed to the sellers of Hy-Tech, we incurred interest expense of $56,000 during 2009. Interest expense on trade payables financed with overseas suppliers at Florida Pneumatic decreased approximately $85,000, primarily the result of changes in both certain overseas vendors and, in some cases, vendor payment terms.

INCOME TAX EXPENSE (BENEFIT)

        The effective income tax rate for the year ended December 31, 2009 and 2008 was 15.7% and (33.4)%, respectively. Although the Company had a pre-tax loss, adjustments to its valuation allowance on certain deferred tax assets in 2009, effectively increased the tax provision, thereby creating a tax expense. The adjustment to the deferred tax asset valuation allowance was approximately $3,663,000.

LIQUIDITY AND CAPITAL RESOURCES

        Our cash flows from operations can be somewhat cyclical, typically with the greatest demand in the second and third quarters followed by positive cash flows in the fourth quarter as receivables and inventories trend down. We monitor average days sales outstanding, inventory turns and capital expenditures to project liquidity needs and evaluate return on assets employed. Our primary sources of funds are cash available through a credit agreement with two banks, a loan agreement with a third bank and cash generated from operations.

        We gauge our liquidity and financial stability by the measurements shown in the following table:

	December 31,
	2009	2008
Working capital	$8,664,000	$16,492,000
Current ratio	1.25 to 1	1.61 to 1
Shareholders' equity	$25,615,000	$33,867,000

        The Company and its subsidiaries, except WMC, as co-borrowers, entered into a Credit Agreement, ("Credit Agreement") as amended, with two banks ("banks") in 2004. In March 2009, the banks amended the Credit Agreement to among other things increase the revolving credit loan facility, to a maximum of $22,000,000 for direct borrowings, with various sublimits for letters of credit, bankers' acceptances and equipment loans. There are no commitment fees for any unused portion of this Credit Agreement. The revolving credit loan facility within the Credit Agreement, as amended, expired March 30, 2010 and was subject to annual review by the lending banks. Direct borrowings under the revolving credit loan facility are secured by the Company's accounts receivable, inventory, equipment and real property and are cross-guaranteed by each of the Company's subsidiaries, except WMC. These borrowings bear interest at LIBOR (London InterBank Offered Rate) plus the currently applicable loan margin, or the prime interest rate. The loan margins added to LIBOR were 4.25% and 2.00% at December 31, 2009 and 2008, respectively, and the loan margin added to the prime interest rate at both December 31, 2009 and 2008 was 2.5%. At December 31, 2009 and 2008, the balances outstanding on the revolving credit loan facility were $16,300,000 and $15,000,000, respectively. See Note 15 to the consolidated financial statements for further discuss of bank arrangements subsequent to December 31, 2009.

        On June 10, 2009, the banks, in connection with the WMC transactions (see Note 2 to the consolidated financial statements), entered into a new Amendment to the Credit Agreement which, among other things, released certain collateral contemporaneous with the Company remitting the respective advanced funds associated thereto, lowered the maximum eligible inventory, and increased the applicable loan margins on the Company's revolving credit loan facility to 2.00% with respect to prime rate loans and 3.75% with respect to LIBOR loans as well as resetting the applicable term loan margins to 2.00% and 4.00%, respectively, for prime rate and LIBOR loans. Additionally, as certain collateral was released by the banks in connection with the WMC transactions, this amendment reduced certain components of the collateral base as well as established the maximum amount available under the terms of this revolving credit loan facility to $20,700,000 as of the effective date of the Amendment, and $19,400,000 as of August 31, 2009.

        Under the terms of the Credit Agreement the Company is required to adhere to certain financial covenants. In August 2009, the banks issued a waiver and amendment to the related credit facility for non-compliance with certain financial covenants as of June 30, 2009. As part of the waiver and amendment, the banks, among other things, increased the applicable loan margins on both the revolving credit and term loan portions of the Credit Agreement by 50 basis points, Thus, the applicable revolving credit loan margin rates are, effective with this amendment, 2.50% for borrowings at the Prime Rate and 4.25% for any borrowings taken at LIBOR. The applicable term loan margin is now 2.5% for any portion of the term loan at Prime Rate and 4.5% for any portion taken at LIBOR. Further, as part of the waiver and amendment, the Company was required to adhere to certain financial covenants for the months of July, August and September 2009. At September 30, 2009, the Company was not in compliance with financial covenants set forth in the August 2009 amendment and the amendment dated June 10, 2009. The Company and the banks executed and delivered a letter agreement dated November 2, 2009 relating to the credit agreement which reduced the maximum amount the Company may borrow under the revolving credit portion to $17,500,000.

        At December 31, 2009, the Company remained out of compliance with the financial covenants set forth in the amendment dated June 10, 2009 and the amendment of August 2009, discussed above. On January 22, 2010, the Company received a letter from the banks expressly reserving their rights and remedies arising from these defaults. Effective on the date of this letter, the banks, among other things, added 2% default interest to the applicable loan margins. On April 23, 2010, the Company and the banks executed a waiver and amendment which, among other things, extended the termination date of the revolving credit loan portion of the Credit Agreement facility to January 1, 2011 and waived all then existing defaults. The waiver and amendment sets new financial covenants and adjusts the borrowing base calculation as well as reduces the size of the facility from $17,500,000 to $16,500,000. In addition, it requires that all future advances shall be subject to the requirement that the aggregate amount advanced after giving effect to any such future advances be at least $750,000 less than the aggregate lendable value in eligible borrowing base assets. Finally, the banks required an advance of $750,000, which, in the aggregate was received from its Chief Executive Officer, President and Chairman of the Board of Directors, ("CEO"), and another unrelated party. See Note 15 for further discussion.

        In connection with the WMC transactions, WMC entered into the WMC Loan Agreement, ("Loan Agreement") with PNC, which is due to expire on June 8, 2012. Neither the Company nor any other subsidiary is a co-borrower or a guarantor to this Loan Agreement. The Loan Agreement provides a maximum loan amount of $12,000,000, of which $1,134,000 was established as a term loan and the balance of $10,866,000 was the maximum revolving advance amount. The Loan Agreement is collateralized by the accounts receivable, inventory, equipment, and general intangibles of WMC. The revolving advances made against the Loan Agreement will bear interest based upon either the Eurodollar Rate Loans plus 3.50%, or at Domestic Rate Loans plus 2.50%. Domestic Rate Loans are advances at a rate of interest per annum equal to the highest of (i) the Base Rate in effect on such day, (ii) the Federal Funds Open Rate in effect on such day plus 1/2 of 1%, (iii) the Daily LIBOR plus 1%, and (iv) three hundred fifty basis points (3.50%). At December 31, 2009 the balance outstanding on the revolving advance was $4,382,000 and the interest rate applied was 8.0%

        At September 30, 2009, WMC was not in compliance with certain financial covenants associated with the Loan Agreement with PNC. As a result of this non-compliance, WMC is required to pay an additional interest rate default premium of 2.00% on the entire Loan Agreement. Pursuant to certain requirements in the Loan Agreement with PNC, WMC requested and received from the Company's CEO two letters of credit, each in the amount of $145,000 with PNC as the beneficiary. Per the Loan Agreement, the letters of credit may be drawn against, should WMC's availability related to the revolving credit portion of the Loan Agreement fall below a certain threshold. On November 19, 2010, both the first and second letters of credit were drawn upon by PNC. As a result, WMC issued to the Company's CEO two notes payable aggregating $290,000, bearing interest at the rate of six and one half percent (6.5%) from the date of the letter of credit note to its maturity. Subsequently, the CEO sold his notes to an unaffiliated third party, a vendor of WMC.

        At December 31, 2009, WMC was not in compliance with certain financial covenants of the Loan Agreement. This caused a default on the loan agreement specific to WMC and PNC, pursuant to a forbearance agreement dated February 22, 2010, agreed to forbear from taking certain actions, such as accelerating repayment of the loan, through August 31, 2010. The forbearance agreement set new financial covenants and adjusted the borrowing base calculation as well as reduced the maximum amount the Company could borrow under the revolver from $10,866,000 to $7,000,000. Per the forbearance agreement, the bank required WMC to obtain additional funding of $250,000. This funding was made by the Company's CEO and a trust controlled by the president of Countrywide Hardware. In return, PNC agreed to reduce a block that applied to the revolving loan by $350,000. See further discussion regarding the WMC transactions and the current status of WMC in the "Overview."

        The Company's Credit Agreement with the banks also included a term loan facility, which provided a maximum commitment of $34,000,000 to finance acquisitions subject to the approval of the lending banks. Borrowings under the term loan facility were secured by the Company's accounts receivable, inventories, equipment and real property, and were cross-guaranteed by each of the Company's subsidiaries other than WMC. These borrowings bore interest at either LIBOR or the prime interest rate, plus the currently applicable loan margin. One of these term loans, in connection with the acquisition of Hy-Tech in February 2007, had a balance of $7,560,000 outstanding at December 31, 2008 and required quarterly principal payments of $360,000. The second term loan, in connection with the 2004 acquisition of Woodmark, had a balance of $6,000,000 outstanding at December 31, 2008 and required quarterly principal payments of $950,000.

        On March 30, 2009, the Company's Credit Agreement was renewed through March 30, 2012. In conjunction with this renewal, the Credit Agreement was amended, to replace the two existing term loans, with a combined balance of $13,200,000 outstanding, with a single term loan of $7,116,000, to be amortized monthly over a four-year period with a balloon payment after the third year. The difference between the two amounts, $6,084,000, was added to the Company's revolving credit facility. The new term loan, requires monthly principal payments of $148,250, and the total annual payments of approximately $1,780,000 due on this loan are significantly lower than the total annual payments of approximately $5,240,000 due on the previous term loans, The new term loan is secured by second mortgages on the Company's properties in Jupiter, Florida and Tampa, Florida and a first mortgage on the Company's property in Cranberry Township, Pennsylvania.

        Countrywide is a party to a loan agreement with Wachovia Bank, which is secured by a mortgage with respect to the real property owned by Countrywide and utilized by Nationwide. Countrywide did not make the final "balloon" payment that was due on September 21, 2009, and currently owes Wachovia approximately $1,091,000 under the Countrywide loan agreement which is reflected in current liabilities. As a result of the non-payment, cross-default provisions set forth in the loan agreement between Florida Pneumatic and Wachovia, secured by a mortgage with respect to the real property owned and utilized by Florida Pneumatic, were triggered. On February 24, 2010, the Company entered into a Loan Modification Agreement extending the maturity date of the Countrywide loan agreement to June 1, 2010 in return for, among other items, the monthly principal payments of $11,244 per month plus accrued interest beginning on March 24, 2010. On April 22, 2010 the Company and Wachovia entered into a Loan Modification Agreement, wherein the Company agreed to prepay $150,000 toward the balance due on the loan agreement, in exchange for an extention until January 1, 2011 of the remaining balance.

        In connection with the acquisition of Hy-Tech, we agreed to make additional payments ("Contingent Consideration") to the sellers. The amount of the Contingent Consideration is to be based on a percentage of the average increase in earnings before interest, taxes, depreciation and amortization ("EBITDA") over a two-year period from the date of acquisition, February 12, 2007, over a base year EBITDA of $4,473,000. In addition, we agreed to make an additional payment ("Additional Contingent Consideration"), subject to certain conditions related to an exclusive supply agreement with a major customer and to a certain extent and subject to certain provisions, the achievement of Contingent Consideration. The maximum amount of Additional Contingent Consideration may not exceed $1,900,000. Hy-Tech successfully achieved the required thresholds necessary to be entitled to both the Contingent Consideration and the Additional Contingent Consideration. The total amount of the Contingent Consideration and the Additional Contingent Consideration is $2,362,000 and was recorded as goodwill. According to the agreement, the amounts due the sellers were payable in May 2009. However, we and the sellers agreed upon a payment arrangement wherein we paid approximately $573,000 in May 2009 with the balance of approximately $1,719,000 to be paid in six equal payments incurring interest at 6.0% per annum, payable quarterly commencing in August 2009. The August and November 2009 installment payments with interest were paid timely. Due to the default on the Credit Agreement these payments are suspended until the banks are paid in full.

        The foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of Japanese yen needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding under the foreign exchange line at December 31, 2009, based on that day's closing spot rate, was approximately $11,000.

        We believe we will be able to fund our current working capital needs, interest and debt servicing payments over the next twelve months with cash on hand and cash generated from operations, supplemented by borrowings available under the loan agreements from the banks and potentially available elsewhere, such as vendor financing. However, the Company continues to seek alternative sources of funding that may be more flexible. For example, the Company is attempting to obtain new first mortgages on its three properties to replace the current mortgages and the bank's term note. In addition, the Company is in discussions with several lenders regarding a new revolving line of credit as well as a term loan secured by the Company's machinery and equipment. The goal of these activities is to enhance the Company's access to capital as well as cash flow.

        With respect to WMC, the Company believes that PNC may not provide credit beyond the August 31, 2010 expiration of the forbearance agreement. Due in large part to the forgoing, on March 29, 2010, the Company's board of directors established a plan to sell, liquidate or otherwise dispose of its ownership of WMC.

        Our cash balance at December 31, 2009 of $599,000 reflects a decrease of $444,000 from $1,043,000 at December 31, 2008. Our total borrowings increased $5,289,000 to $35,833,000 from $30,544,000 at December 31, 2008, due primarily to increases in revolving loans as a result of the WMC transactions. Cash provided by operating activities for the years ended December 31, 2009 and 2008 were approximately $7,562,000 and $4,019,000, respectively. We believe that cash on hand derived from operations and cash available through borrowings under our credit facilities will be sufficient to allow us to meet our working capital needs for at least the next twelve months.

        The percent of debt to total book capitalization (debt plus equity) increased 11.0% to 58.4% at December 31, 2009, from 47.4% at December 31, 2008.

        Capital spending increased to $1,688,000 during the year ended December 31, 2009; an increase of $929,000 or 122% compared to $759,000 in 2008. Capital expenditures currently planned for 2010 are expected to approximate $400,000, some of which may be financed through our credit facilities. The majority of the projected 2010 capital expenditures will relate to tooling required for new product development.

OFF-BALANCE SHEET ARRANGEMENTS

        Our foreign exchange line provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of foreign currencies needed for payments to foreign suppliers. We have not purchased forward contracts on New Taiwan Dollars ("TWD"). The total amount of foreign currency forward contracts outstanding under the foreign exchange line at December 31, 2009, based on that day's closing spot rate, was approximately $11,000.

        Florida Pneumatic imports approximately 5% of its purchases from Japan, with payment due in Japanese yen. As a result, we are subject to the effects of foreign currency exchange fluctuations. We use a variety of techniques to protect ourselves from any adverse effects from these fluctuations, obtaining price reductions from our overseas suppliers, using alternative supplier sources, increasing selling prices, when possible and entering into foreign currency forward contracts.

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

NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

        In August 2009, the FASB issued authoritative guidance to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available. In these circumstances, a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance, such as an income approach or a market approach. The new guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This guidance became effective for the year ended December 31, 2009, and did not have an impact on the Company's consolidated financial statements.

        In June 2009, the FASB established the FASB Accounting Standards Codification ™ (the "Codification") as the single source of authoritative U.S. generally accepted accounting principles ("U.S. GAAP") recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the United States Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification did not have a material impact on the Company's consolidated financial statements upon adoption. Accordingly, the Company's notes to consolidated financial statements will explain accounting concepts rather than cite the topics of specific U.S. GAAP.

        In April 2009, the FASB issued authoritative guidance that principally requires publicly traded companies to provide disclosures about fair value of financial instruments in interim financial information. The adoption of this disclosure-only guidance is included in Note 3—Fair Value Measurements and did not have an impact on the Company's consolidated financial results.

        In April 2009, the FASB issued authoritative guidance to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably determined. If the fair value of such assets or liabilities cannot be reasonably determined, then they would generally be recognized in accordance with certain other pre-existing accounting standards. This guidance also amends the subsequent accounting for assets and liabilities arising from contingencies in a business combination and certain other disclosure requirements. This guidance became effective for assets or liabilities arising from contingencies in business combinations that are consummated on or after January 1, 2009 and did not have an impact on the Company's consolidated financial statements.

        In April 2008, the FASB issued authoritative guidance to amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and to require additional disclosures. The guidance for determining useful lives must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must be applied prospectively to all intangible assets recognized as of the effective date. This guidance became effective for fiscal years, and interim periods within those fiscal years, beginning in the Company's fiscal 2009 and did not have a material impact on the Company's consolidated financial statements.

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

        We have audited the accompanying consolidated balance sheets of P&F Industries, Inc. and Subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of P&F Industries, Inc. and Subsidiaries as of December 31, 2009 and 2008, and their consolidated results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP
Jericho, New York
April 26, 2010

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
CURRENT
Cash	$599,000	$1,043,000
Accounts receivable—net	9,669,000	8,507,000
Notes and other receivables	157,000	72,000
Inventories—net	27,665,000	31,286,000
Deferred income taxes—net	670,000	1,584,000
Income tax refund receivable	3,270,000	327,000
Prepaid expenses and other current assets	1,068,000	918,000

TOTAL CURRENT ASSETS	43,098,000	43,737,000

PROPERTY AND EQUIPMENT
Land	1,550,000	1,550,000
Buildings and improvements	7,642,000	7,637,000
Machinery and equipment	19,473,000	15,567,000

	28,665,000	24,754,000
Less accumulated depreciation and amortization	13,060,000	11,232,000

NET PROPERTY AND EQUIPMENT	15,605,000	13,522,000
GOODWILL	5,150,000	4,183,000
OTHER INTANGIBLE ASSETS—net	3,866,000	3,121,000
DEFERRED INCOME TAXES—net	1,437,000	5,424,000
OTHER ASSETS—net	262,000	485,000

TOTAL ASSETS	$69,418,000	$70,472,000

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term borrowings	$20,682,000	$15,000,000
Accounts payable	3,514,000	1,961,000
Accrued compensation	695,000	913,000
Other accrued liabilities	3,442,000	2,856,000
Current maturities of long-term debt	6,101,000	6,515,000

TOTAL CURRENT LIABILITIES	34,434,000	27,245,000
LONG-TERM DEBT, less current maturities	9,050,000	9,029,000
OTHER LONG-TERM LIABILITIES	319,000	331,000

TOTAL LIABILITIES	43,803,000	36,605,000

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock—$10 par; authorized—2,000,000 shares; no shares outstanding	—	—
Common stock
Class A—$1 par; authorized—7,000,000 shares; issued—3,956,000 shares	3,956,000	3,956,000
Class B—$1 par; authorized—2,000,000 shares; no shares issued	—	—
Additional paid-in capital	10,615,000	10,407,000
Retained earnings	13,999,000	22,459,000
Treasury stock, at cost (342,000 shares)	(2,955,000)	(2,955,000)

TOTAL SHAREHOLDERS' EQUITY	25,615,000	33,867,000

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$69,418,000	$70,472,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008
Net revenue	$72,585,000	$87,656,000
Cost of sales	54,471,000	60,741,000

Gross profit	18,114,000	26,915,000
Selling, general and administrative expenses	22,076,000	24,114,000
Impairment of goodwill and other intangible assets	5,549,000	7,477,000

Operating loss	(9,511,000)	(4,676,000)
Interest expense—net	1,918,000	1,769,000
Change in fair value of contingent consideration	(4,118,000)	—

Loss before income taxes	(7,311,000)	(6,445,000)
Income tax expense (benefit)	1,149,000	(2,147,000)

Net loss	$(8,460,000)	$(4,298,000)

Loss per common share:
Basic and diluted	$(2.34)	$(1.18)

Weighted average common shares outstanding:
Basic and diluted	3,615,000	3,629,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

		Class A Common Stock, $1 Par
						Treasury Stock
				Additional Paid-in Capital	Retained Earnings
	Total	Shares	Amount			Shares	Amount
Balance—January 1, 2008	$37,986,000	3,956,000	$3,956,000	$10,167,000	$26,757,000	(319,000)	$(2,894,000)
Net loss	(4,298,000)	—	—	—	(4,298,000)	—	—
Purchase of Class A common stock	(61,000)	—	—	—	—	(23,000)	(61,000)
Stock-based compensation	240,000	—	—	240,000	—	—	—

Balance—December 31, 2008	33,867,000	3,956,000	3,956,000	10,407,000	22,459,000	(342,000)	(2,955,000)
Net loss	(8,460,000)	—	—	—	(8,460,000)	—	—
Stock-based compensation	208,000	—	—	208,000	—	—	—

Balance—December 31, 2009	$25,615,000	3,956,000	$3,956,000	$10,615,000	$13,999,000	(342,000)	$(2,955,000)

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(8,460,000)	$(4,298,000)

Adjustments to reconcile net loss to net cash provided by operating activities:
Non-cash charges and credits:
Depreciation and amortization	2,016,000	1,695,000
Amortization of other intangible assets	400,000	917,000
Amortization of other assets	127,000	20,000
Impairment of goodwill and other intangible assets	5,549,000	7,477,000
Provision for losses on accounts receivable—net	(285,000)	(11,000)
Stock-based compensation	208,000	240,000
Deferred income taxes	4,250,000	(2,166,000)
(Gain) loss on disposal of property and equipment	(2,000)	242,000
Change in fair value of contingent consideration	(3,983,000)	—
Changes in operating assets and liabilities, net of assets and liabilities acquired
Accounts receivable	373,000	4,388,000
Notes and other receivables	401,000	321,000
Inventories, net	10,297,000	450,000
Income tax refunds receivable	(2,943,000)	(101,000)
Prepaid expenses and other current assets	243,000	286,000
Other assets	96,000	(300,000)
Accounts payable	(409,000)	(3,081,000)
Income taxes payable	—	(525,000)
Accrued compensation and other accrued liabilities	(316,000)	(1,535,000)

Total adjustments	16,022,000	8,317,000

Net cash provided by operating activities	7,562,000	4,019,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Year ended December 31,
	2009	2008
Cash Flows from Investing Activities:
Capital expenditures	$(1,688,000)	$(759,000)
Purchase of Coffman	(4,528,000)	—
Additional purchase price—Hy-Tech Machine, Inc.	(1,216,000)	—
Proceeds from disposal of property and equipment	3,000	16,000

Net cash used in investing activities	(7,429,000)	(743,000)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	34,430,000	13,100,000
Repayments of short-term borrowings	(28,748,000)	(6,100,000)
Proceeds from term loan	1,134,000	—
Repayments of term loan	(8,062,000)	(10,240,000)
Net proceeds from equipment lease financing	354,000	—
Principal payments on long-term debt	(185,000)	(266,000)
Net proceeds from notes payable	500,000	—
Purchase of Class A common stock	—	(61,000)

Net cash used in financing activities	(577,000)	(3,567,000)

Net decrease in cash	(444,000)	(291,000)
Cash at beginning of year	1,043,000	1,334,000

Cash at end of year	$599,000	$1,043,000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$1,874,000	$1,866,000

Income taxes	$30,000	$733,000

Non-cash investing and financing activities were as follows:

        In connection with the WMC transactions in 2009, as described in Note 2 of the Notes to Consolidated Financial Statements, the Company issued a note payable to the seller in the amount of $3,972,000. In addition, the Company recorded a liability for contingent consideration in the amount of $4,586,000. During the year ended December 31, 2009, the Company increased the contingent consideration by $135,000 and reversed $4,118,000 of the contingent consideration.

        During 2009, in connection with additional consideration due on the purchase of Hy-Tech in 2007, the Company issued a note payable in the amount of $1,719,000 to the sellers. Payments totaling $573,000 were made against this note payable in 2009.

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

NOTE 1—SUMMARY OF ACCOUNTING POLICIES

Principles of Consolidation and Management's Plans

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

        Continental conducts its business operations through Florida Pneumatic Manufacturing Corporation ("Florida Pneumatic") and Hy-Tech Machine, Inc., ("Hy-Tech"). Florida Pneumatic is engaged in the importation and sale of pneumatic hand tools, primarily for the retail, industrial and automotive markets, and the importation and sale of compressor air filters. Florida Pneumatic also markets, through its Berkley Tool division ("Berkley"), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely-used brand of pipe cutting and threading machines. Through its Franklin Manufacturing ("Franklin") division, Florida Pneumatic imported a line of door and window hardware. However, primarily due to a diminishing market, Florida Pneumatic decided to discontinue marketing the Franklin Products line effective December 31, 2009. Hy-Tech is primarily engaged in the manufacture and distribution of pneumatic tools and parts for industrial applications.

        During 2009, Countrywide conducted its business operations through its wholly-owned subsidiaries, Nationwide Industries, Inc. ("Nationwide"), Woodmark International, L.P. ("Woodmark"), Pacific Stair Products, Inc. ("PSP") and WM Coffman, LLC ("WMC"). Woodmark was, until the transactions, which are described in Note 2, an importer of both stair parts components and kitchen and bath hardware and accessories. As part of the WMC transactions, Woodmark and PSP contributed certain net assets to WMC in return for members' equity in WMC. Effective with the WMC transactions, the stair parts business formerly within Woodmark became part of WMC, with the Woodmark's kitchen and bath product line operating within Nationwide. PSP manufactured and distributed premium stair rail products, until mid-2008. Since the closing of its mill in mid-2008, PSP operated primarily as a distributer of Woodmark's staircase components to the building industry, in southern California and the southwestern region of the United States. PSP exited the remaining facility on July 31, 2009. As a result of the WMC transactions, PSP and Woodmark no longer function as operating units. Their former customers are being serviced through WMC. Effective as of the date of the WMC transactions, our entire stair parts business operate through WMC.

  Management's plans

        The Company has incurred net losses of $8,460,000 and $4,298,000 for the years ended December 31, 2009 and 2008, respectively. Included in the net loss for 2009 was a net loss of $6,489,000 relating to WM Coffman. In addition, the Company has shareholders' equity of $25,615,000 and working capital of $8,664,000 as of December 31, 2009. Operations generated cash of $7,411,000 and $409,000 for the years ended December 31, 2009 and 2008, respectively. The Company has had net decreases in cash for the two years ended December 31, 2009 of $444,000 and $291,000, principally

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

NOTE 1—SUMMARY OF ACCOUNTING POLICIES (Continued)

caused by repayments of financings and acquisitions of fixed assets. In addition, the Company was in default of its revolving credit line and term loan with one of its lenders and two of its mortgages. As part of management's plan to mitigate these factors, in April 2010, it obtained a Waiver and Amendment from its banks to cure the financial covenant defaults (See Notes 8 and 15). Among other things, the Waiver and Amendment extended the current revolving credit facility until January 1, 2011. As a condition of the Waiver and Amendment, the Company obtained financing from its Chief Executive Officer and an unrelated third party in the amount of $750,000. The Company was in default on a mortgage. As a result of this default, the Company was also in default on another mortgage due to certain cross default provisions. However, in April 2010 the Company obtained a waiver (See Note 8 and 15 for further discussion). In addition, the Company has filed for a refund of income taxes in the amount of approximately $3,300,000. Finally, the Company's Board of Directors established a plan in March 2010 to sell or otherwise dispose of the net assets of WM Coffman. As such, the Company will treat WM Coffman as a discontinued operation effective March 31, 2010. As the result of the forgoing actions, the Company believes it will be able to fund its working capital needs, interest and debt servicing payments over the next twelve months, other than with respect to WMC. With respect to WMC, the Company believes that PNC may not provide credit beyond the August 31, 2010 expiration of the forbearance agreement. Due in large part to the forgoing, on March 29, 2010, the Company's board of directors established a plan to sell, liquidate or otherwise dispose of its ownership of WMC.

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

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

NOTE 1—SUMMARY OF ACCOUNTING POLICIES (Continued)

Shipping and Handling Costs

        The Company generally does not bill customers for shipping and handling costs. Expenses for shipping and handling costs are included in selling, general and administrative expenses, and totaled approximately $1,547,000 and $2,466,000 for the years ended December 31, 2009 and 2008, respectively.

Cash

        Cash includes cash on hand, demand deposits, and short-term investments with maturities of three months or less from the date of acquisition. There were no cash equivalents at December 31, 2009 and 2008. The Company maintains cash balances at various financial institutions. At December 31, 2009, these financial institutions held cash that was approximately $490,000 in excess of amounts insured by the Federal Deposit Insurance Corporation.

Financial Instruments

        The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, notes and other receivables, accounts payable and short-term debt approximate fair value as of December 31, 2009 and 2008 because of the relatively short-term maturity of these financial instruments. The carrying amounts reported for long-term debt approximate fair value as of December 31, 2009 and 2008 because, in general, the interest rates underlying the instruments fluctuate with market rates.

Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable are customer obligations due under normal trade terms. The Company sells its products to retailers, distributors and original equipment manufacturers involved in a variety of industries. The Company performs continuing credit evaluations of its customers' financial condition, and although the Company generally does not require collateral, letters of credit may be required from customers in certain circumstances.

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

        The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. The Company also records as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and the Company's assessment of the general financial conditions affecting its customer base. If actual collection experience changes, revisions to the allowance may be required. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in the creditworthiness of any of these customers could have a material effect on the Company's results of operations in the period in which such changes or events occur. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

NOTE 1—SUMMARY OF ACCOUNTING POLICIES (Continued)

Based on the information available, the Company believes that its allowance for doubtful accounts as of December 31, 2009 is adequate. However, actual write-offs might exceed the recorded allowance.

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

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, possible disclosure of contingent assets and liabilities at the date of the financial instruments and the reported amounts of revenue and expenses during the reporting period. On an on-going basis P&F evaluates its estimates, including those related to collectability of account receivable, valuation of inventories, recoverability of goodwill and intangible assets and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

Inventories

        Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method or the weighted average method. The inventory balance, which includes raw materials, labor and manufacturing overhead costs, is recorded net of an allowance for obsolete or unmarketable inventory. Such allowance is based upon both historical experience and Management's understanding of market conditions and forecasts of future product demand. If the actual amount of obsolete or unmarketable inventory significantly exceeds the estimated allowance, the Company's cost of sales, gross profit and net earnings would be significantly affected.

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

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

NOTE 1—SUMMARY OF ACCOUNTING POLICIES (Continued)

Long-Lived Assets

        In accordance with authoritative guidance issued by the Financial Accounting Standards Board ("FASB") pertaining to the accounting for the impairment or disposal of long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company's assessment of recoverability of property and equipment is performed on an entity level. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of such asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of such asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Goodwill and Other Intangible Assets

        Goodwill is carried at cost less any impairment charges. Goodwill and intangible assets with indefinite lives are not amortized but are subject to an annual test for impairment at the entity unit level (operating segment or one level below an operating segment) and between annual tests in certain circumstances. In accordance with authoritative guidance issued by the FASB, we test goodwill for impairment on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with the reporting unit's carrying amount, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the expected present value of future cash flows and the market valuation approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill.

        Intangible assets other than goodwill and intangible assets with indefinite lives are carried at cost less accumulated amortization. Intangible assets are generally amortized on a straight-line basis over the useful lives of the respective assets, generally five to twenty-five years. Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset.

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

December 31, 2009 and 2008

NOTE 1—SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Taxes

        The Company provides for deferred taxes on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

        The Company files a consolidated Federal tax return. P&F Industries, Inc. and certain of its subsidiaries file a combined tax return in New York State. All subsidiaries file other state and local tax returns on a stand-alone basis.

        When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as income taxes in the statement of operations.

Advertising

        The Company expenses its costs of advertising in the period in which they are incurred. Advertising costs for the years ended December 31, 2009 and 2008 were $1,064,000 and $1,112,000, respectively.

Loss Per Common Share

        Basic loss per common share excludes any dilution. It is based upon the weighted average number of shares of common stock outstanding during the year. Diluted loss per common share reflects the

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

NOTE 1—SUMMARY OF ACCOUNTING POLICIES (Continued)

effect of shares of common stock issuable upon the exercise of options, unless the effect on earnings is anti-dilutive.

        Diluted loss per common share is computed using the treasury stock method. Under this method, the aggregate number of shares of common stock outstanding reflects the assumed use of proceeds from the hypothetical exercise of any outstanding options to purchase shares of the Company's Class A Common Stock. The average market value for the period is used as the assumed purchase price.

        The following table sets forth the computation of basic and diluted loss per common share:

	Year Ended December 31,
	2009	2008
Numerator:
Numerator for basic and diluted loss per common share:
Net loss	$(8,460,000)	$(4,298,000)

Denominator:
Denominator for basic loss per share—weighted average common shares outstanding	3,615,000	3,629,000
Effect of dilutive securities:
Stock options	—	—

Denominator for diluted loss per share—adjusted weighted average common shares and assumed conversions	3,615,000	3,629,000

        At December 31, 2009 and 2008 and during the years then ended, there were outstanding stock options whose exercise prices were higher than the average market values for the respective periods. These options are anti-dilutive and were excluded from the computation of earnings per share during the years ended December 31, 2009 and 2008, respectively. The weighted average anti-dilutive options outstanding for the years ended December 31, 2009 and 2008 were 534,436 and 440,077, respectively. Diluted loss per share for the years ended December 31, 2009 and 2008 was the same as basic loss per share, since the effect of the inclusion of common share equivalents would be anti-dilutive, because of the reported loss.

Stock-Based Compensation

        In accordance with U.S. GAAP, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense recognized for the years ended December 31, 2009 and 2008 was approximately $208,000 and $240,000, respectively. Share-based compensation expense is included in selling, general and administrative expense on the accompanying consolidated statements of operations. See Note 10 for additional information.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

NOTE 1—SUMMARY OF ACCOUNTING POLICIES (Continued)

        U.S. GAAP requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of operations. Share-based compensation expense recognized in the Company's consolidated statements of operations for the years ended December 31, 2009 and 2008 included compensation expense for share-based payment awards based on the grant date fair value estimate in accordance with U.S. GAAP. The Company follows the straight-line single option method of attributing the value of stock-based compensation to expense. Also, the Company estimates forfeitures at the time of grant and revises this estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

        The Company used the Black-Scholes option-pricing model ("Black-Scholes model") as its method of valuation for share-based awards granted. The Company's determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to; the Company's expected stock price volatility over the term of the awards and the expected term of the awards.

Treasury Stock

        Treasury stock is recorded at net acquisition cost. Gains and losses on disposition are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings.

Derivative Financial Instruments

        The Company uses derivatives to reduce its exposure to fluctuations in foreign currencies, principally Japanese yen. Derivative products, specifically foreign currency forward contracts, are used to hedge the foreign currency market exposures underlying transactions with foreign vendors. The Company does not enter into such contracts for speculative purposes.

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

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

NOTE 1—SUMMARY OF ACCOUNTING POLICIES (Continued)

        The Company accounts for changes in the fair value of its foreign currency contracts by marking them to market and recognizing any resulting gains or losses through its statements of operations. The Company also marks its yen-denominated payables to market, recognizing any resulting gains or losses in its statements of operations. At December 31, 2009, the Company had no foreign currency forward contracts to purchase Japanese yen at contracted forward rates. During the years ended December 31, 2009 and 2008, the Company recorded in its cost of sales net realized gains of approximately $24,000 and $27,000, respectively, on foreign currency transactions. At December 31, 2009 and 2008, the Company had no material unrealized gains or losses on foreign currency transactions.

NEW ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Pronouncements

        In June 2009, the FASB established the FASB Accounting Standards Codification ™ (the "Codification") as the single source of authoritative United States Generally Accepted Accounting Principles ("U.S. GAAP") recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the United States Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification did not have a material impact on the Company's consolidated financial statements upon adoption. Accordingly, the Company's notes to consolidated financial statements will explain accounting concepts rather than cite the topics of specific U.S. GAAP.

        In May 2009, the FASB issued authoritative guidance which establishes general standards of accounting and disclosure of events that occur after the balance sheet date, but before financial statements are issued or available to be issued. The guidance requires the disclosure of the date through which subsequent events have been evaluated and whether such date represents the date the financial statements were issued or were available to be issued. Disclosure of subsequent events under U.S. GAAP establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, U.S. GAAP provides:

  1.
  The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

  2.
  The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.

  3.
  The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

        In April 2009, the FASB issued authoritative guidance that principally requires publicly traded companies to provide disclosures about fair value of financial instruments in interim financial information. The adoption of this disclosure-only guidance for the Company's December 31, 2009 consolidated financial statements is included in Note 3—Fair Value Measurements and did not have an impact on the Company's consolidated financial results.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

NOTE 1—SUMMARY OF ACCOUNTING POLICIES (Continued)

        In April 2009, the FASB issued authoritative guidance to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably determined. If the fair value of such assets or liabilities cannot be reasonably determined, then they would generally be recognized in accordance with certain other pre-existing accounting standards. This guidance also amends the subsequent accounting for assets and liabilities arising from contingencies in a business combination and certain other disclosure requirements

        Management does not believe that any other recently issued, but not yet effective accounting standards if currently adopted would have a material effect on the consolidated financial statements.

NOTE 2—ACQUISITION

        On June 10, 2009, pursuant to an Asset Purchase Agreement dated as of June 8, 2009 (the "Asset Purchase Agreement"), WMC, a Delaware limited liability company, and a newly formed subsidiary of the Company, acquired substantially all of the assets of Coffman Stairs, LLC, a Delaware limited liability company ("Coffman"). Coffman was in the business of manufacturing and distributing interior wood and iron stair components throughout the United States. Woodmark and PSP contributed to WMC certain respective assets, subject to WMC's assumption of certain respective liabilities and obligations of each of Woodmark and PSP In addition, Woodmark and PSP entered into certain agreements with WMC, effectively transferring the Company's stair parts business to WMC.

        On June 10, 2009, WMC entered into a Revolving Credit, Term Loan and Security Agreement ("WMC loan agreement"), dated as of June 8, 2009 with PNC Bank, National Association, ("PNC"). The maximum amount WMC could borrow under this credit facility with PNC was $12,000,000.

        The purchase price consisted of a cash payment of $4,528,000, a promissory note in the amount of $3,972,000 payable to Coffman, and the assumption of certain payables, liabilities and obligations. Additionally, subject to certain conditions, WMC also agreed to pay to Coffman contingent consideration based upon the financial performance of WMC and certain other factors described in the Asset Purchase Agreement. At June 8, 2009, the Company estimated a range of outcomes wherein contingent consideration would have to be paid to Coffman. The amount of potential contingent consideration ranged from $3,697,000 to $6,770,000. The Company, recorded $3,972,000, the then present value of $5,885,000, which is what it believed to be the most likely outcome of the potential estimated contingent consideration obligation.. WMC also entered into an advisory agreement with Visador, the parent company of Coffman, pursuant to which WMC agreed to pay Visador, subject to certain conditions, advisory fees, aggregating during the first three years to a maximum of $750,000 in exchange for Visador providing consulting and advisory services to WMC. Cash payments to Visador may be made only with permission of PNC. The fair value of this obligation of $614,000 had been included in contingent consideration. As such, as of the date of the WMC transactions, the Company recorded a total of $4,586,000 as contingent consideration. During the period from the date of the WMC transactions through December 31, 2009, the Company increased this portion of the contingent consideration by $135,000 due to accretion. However, due to a number of factors including, but not limited to further declines in the number of new housing starts during the remainder of 2009, WMC re-examined certain long-range factors which contribute to the determination of the potential contingent consideration obligation that would have to be paid to Coffman. As a result of the re-examination of certain long-range factors, WMC estimates the range of potential contingent

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

NOTE 2—ACQUISITION (Continued)

consideration from $-0- to $598,000. Based upon the estimated range of possible outcomes, WMC no longer believes there will be any future payments to Coffman, other than in connection with the advisory agreement with Visador, and has accordingly reduced the fair value of the contingent consideration by $4,118,000 to $603,000.

        Additionally, the Company incurred approximately $952,000 of total fees and expenses in connection with the formation of WMC and WMC loan agreement, of which, it recorded in its selling, general and administrative expenses approximately $432,000. A portion of this amount will be amortized over the three year term of the WMC loan agreement, with the remaining portion being amortized over approximately 18 years, which is the remaining life of the facility lease, discussed below.

        Contemporaneously with the execution and delivery of the Asset Purchase Agreement, WMC and Coffman entered into an Assignment and Assumption of Lease Agreement dated as of June 8, 2009 (the "Assignment and Assumption Agreement"). Pursuant to the Assignment and Assumption Agreement, Coffman transferred, conveyed and assigned to WMC all of its right, title and interest, as tenant, in, to and under, and WMC assumed all rights, obligations and liabilities of Coffman under, that certain Lease Agreement, dated as of March 30, 2007, for the lease of certain real property located in Marion, Virginia (the "Leased Premises"). The Lease Agreement has an expiration date of March 30, 2027. The base annual rent is $580,000, payable quarterly in advance on July 1, October 1, January 1 and April 1, in equal installments of $145,000. Further, WMC was required to present to the landlord a $100,000 letter of credit as security deposit.

        Interest on the unpaid principal balance of the promissory note of $3,972,000 accrues (i) from June 8, 2009 until the Maturity Date, as defined, at the rate of six and one-half percent (6.5%) simple interest per annum. The principal amount and accrued interest due Coffman is payable on the date (the "Maturity Date") that is the latter of (1) the last day of the Contingency Period, as defined in the Asset Purchase Agreement or (2) the earlier of (a) the date that is three (3) years and ninety (90) days after the date of the promissory note or (b) the date that all obligations under the Loan Agreement, as defined, are satisfied in full. Pursuant to the terms of the promissory note, all obligations thereunder are subject to the terms of a Subordination Agreement, dated as of June 8, 2009, among WMC, Coffman and PNC.

        The purchase price of Coffman Stairs, LLC is as follows:

Cash paid at closing	$4,528,000
Notes payable	3,972,000
Liabilities assumed	2,788,000
Future contingent consideration	4,586,000

Total	$15,874,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

NOTE 2—ACQUISITION (Continued)

        The following table presents, as of the date of the transaction, the fair values of the assets acquired and liabilities assumed and the amounts allocated to intangible assets and goodwill.

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

	Year ended December 31,
	2009	2008
Net revenue	$80,184,000	$115,178,000

Net loss	$(10,766,000)	$(17,131,000)

Loss per share of common stock:
Basic and diluted	$(2.98)	$(4.72)

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

NOTE 2—ACQUISITION (Continued)

        During 2009, the Company's Hardware segment continued to suffer through a very low level of new home construction, which is a key driver to its revenue. WMC was unable to achieve the revenues levels anticipated prior to the transactions and as a result, never produced sufficient positive cash flow. WMC's weak performance resulted in it being in default on certain financial covenants associated with the Loan Agreement with PNC. Pursuant to a forbearance agreement dated February 22, 2010, PNC agreed to forbear from taking certain actions, such as accelerating repayment of the loan, through August 31, 2010. The Company has undertaken a search for additional sources of capital and is considering an outright sale of WMC. As a result of our annual goodwill and other intangible analysis, as well as other information that came to light, the Company recorded an impairment charge of $5,549,000 in connection with WMC. The Company does not anticipate any further write down related to WMC regardless of the ultimate resolution of its situation. See Note 15 for further discussion of WMC and its loan arrangements.

NOTE 3—FAIR VALUE MEASUREMENTS

        In accordance with authoritative guidance, the Company records its financial assets and liabilities at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability, in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants at the measurement date. The Company is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

        The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described as follows:

  •
  Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

  •
  Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

  •
  Level 3—Inputs that are unobservable for the asset or liability.

        The following describes the valuation methodologies that we used to measure financial instruments at fair value.

        The fair value of the contingent consideration obligation incurred in connection with the WMC transactions is estimated based, among other criteria, the weighted average cost of capital, the estimated future earnings before interest, taxes, depreciation and amortization ("EBITDA") and certain debt obligations.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

NOTE 3—FAIR VALUE MEASUREMENTS (Continued)

        At December 31, 2009, the Company determined that, among other things, WMC's estimated future income would not attain the necessary EBITDA threshold required in connection with a possible contingent consideration payment.

        The following table presents the liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
Liabilities:
Contingent consideration	$—	$—	$603,000	$603,000

June 8, 2009 (date of WMC Transactions) through December 31, 2009
Roll-forward of Level 3 Liabilities:
Balance at beginning of period	$4,586,000
Accretion of interest expense	135,000
Elimination of contingent consideration	(4,118,000)

Balance end of period	$603,000

The carrying amounts of cash equivalents, investments, receivables, accounts payable, and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of notes payable is determined using current applicable rates for similar instruments as of the balance sheet date.

        On January 1, 2009, the Company adopted the provisions of the fair value measurement accounting and disclosure guidance related to non-financial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis. Assets and liabilities subject to this new guidance primarily include goodwill, intangible assets, long-lived assets and other assets measured at fair value for impairment assessment. The following table summarizes the Company's assets measured at fair value on a nonrecurring basis segregated among the appropriate levels within the fair value hierarchy:

		Fair Value Measurements at December 31, 2009 Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)(1)	Impairment Charges
Goodwill	$5,150,000	$—	$—	$5,150,000	$3,821,000
Intangible assets	3,866,000	—	—	3,866,000	1,728,000

(1)
See Note 6 for discussion of the valuation techniques used to measure fair value, the description of the inputs and information used to develop those inputs.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

NOTE 3—FAIR VALUE MEASUREMENTS (Continued)

        In accordance with the authoritative guidance pertaining to the determination of the fair value of goodwill and other intangible assets, as well as other information that came to light, the Company recorded an impairment charge of $5,549,000 in connection with WMC during the fourth quarter of 2009.

        For the years ended December 31, 2009 and 2008 the Company had no material foreign exchange forward contracts outstanding at year end. Additionally, there was no material realized or unrealized gains related to these contracts during the years ended December 31, 2009 and 2008.

NOTE 4—ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

        Accounts receivable—net consists of:

	December 31,
	2009	2008
Trade accounts receivable	$9,992,000	$9,114,000
Allowance for doubtful accounts	(323,000)	(607,000)

	$9,669,000	$8,507,000

NOTE 5—INVENTORIES

        Inventories—net consist of:

	December 31,
	2009	2008
Raw material	$2,605,000	$2,019,000
Work in process	1,274,000	1,606,000
Finished goods	26,242,000	30,005,000

	30,121,000	33,630,000
Reserve for obsolete and slow-moving inventories	(2,456,000)	(2,344,000)

	$27,665,000	$31,286,000

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

        The Company's Hardware segment principally markets stair products, which are predominantly installed in new homes, as well as fencing, window and door accessories and kitchen and bath faucets. These product lines are marketed throughout the United States. According to the U.S. Department of Commerce Census data, new single-unit housing completions were approximately 520,000, 819,000, 1,218,000, 1,655,000 and 1,636,000 for 2009, 2008, 2007, 2006 and 2005, respectively. The fall-off of single unit housing starts from 2008 to 2009 of 299,000 or 36.5% highlights the significance of the affect on our Company. The continued decline in 2009 of the Hardware segment's primary source of revenue was exacerbated during the year by a sluggish general economy and a tightening of mortgage lending. The aggregate affect of the foregoing factors adversely affected both the revenue and the operating margin of the Company's Hardware segment. The Company's Tools segment although not as adversely

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

affected by the continued downturn in the number of newly constructed homes, has been adversely impacted by the sluggish United States economy.

        In accordance with authoritative guidance issued by the FASB, the Company performed its annual impairment test of goodwill and indefinite-lived intangible assets during the fourth quarter based on conditions as of November 30, 2009. The impairment testing is performed in two steps: (i) The Company compares the fair value of a reporting unit with its carrying value, and (ii) if there is impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The revised fair value of a reporting unit is allocated to the assets and liabilities of the business unit to arrive at an implied fair value of goodwill, based upon known facts and circumstances, as if the acquisition occurred at that time. The Company determines the fair value of its reporting units using a weighted average of the income approach methodology of valuation which considers the expected present value of future cash flows and the market valuation approach. As an integral part of the valuation process the Company anticipates minimal growth in future periods, based upon available statistical data as well as input from its senior management staff. As a result of this impairment test as well as other information that came to light, it was determined that goodwill at WMC was impaired, resulting in a charge of $3,821,000. Further, as a result of this impairment analysis, as well as other information, it was determined that the carrying value of the other intangible assets were also impaired, resulting in a $1,728,000 write-down.

        In accordance with the authoritative guidance, during the fourth quarter of 2008, the Company performed its annual impairment test of goodwill based on conditions as of November 30, 2008, and determined that the carry value of goodwill and other intangible assets were impaired. The Company determined the fair value of its reporting units using a weighted average of the income approach methodology of valuation which considers the expected present value of future cash flows and the market valuation approach. Although the Hardware segment reported an operating profit for 2008, it should be noted that as an integral part of the valuation process the Company anticipates minimal growth in future periods, based upon available statistical data pertaining to new home construction, which is the primary market for many of the products sold by this segment as well as input from its senior management staff. As a result of this impairment test it was determined that goodwill at Woodmark was impaired, resulting in a charge of approximately $411,000. Further, as a result of this impairment analysis it was determined that the carrying value of the trademark was also impaired, resulting in a $400,000 write-down of this asset. Lastly, it was determined that the vendor relationships at Woodmark and Pacific Stairs were fully impaired, as such, the Company wrote off the aggregate balance of approximately $6,666,000.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        The changes in the carrying amounts of goodwill are as follows:

	Consolidated	Tools	Hardware
Balance, January 1, 2008	$4,594,000	$916,000	$3,678,000
Goodwill impairment during 2008	(411,000)	—	(411,000)

Balance, December 31, 2008	4,183,000	916,000	3,267,000
Goodwill acquired during 2009	4,788,000	2,361,000	2,427,000
Goodwill impairment during 2009	(3,821,000)	—	(3,821,000)

Balance December 31, 2009	$5,150,000	$3,277,000	$1,873,000

        The balances of other intangible assets were as follows:

	December 31, 2009			December 31, 2008
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships	$5,124,000	$2,969,000	$2,155,000	$5,070,000	$2,604,000	$2,466,000
Non-compete and Employment agreements	800,000	800,000	—	810,000	790,000	20,000
Trademark	1,399,000	—	1,399,000	299,000	—	299,000
Drawings	290,000	41,000	249,000	290,000	27,000	263,000
Licensing	105,000	42,000	63,000	105,000	32,000	73,000

Totals	$7,718,000	$3,852,000	$3,866,000	$6,574,000	$3,453,000	$3,121,000

        The table above reflects impairment charges recorded in the Hardware segment totaling approximately $1,728,000 and $7,066,000 for the years ended December 31, 2009 and 2008, respectively.

        Amortization expense for intangible assets was approximately $399,000 and $916,000 for the years ended December 31, 2009 and 2008, respectively. Amortization expense for each of the next five years is estimated to be as follows 2010—$366,000; 2011—$350,000; 2012—$351,000; 2013—$206,000; and 2014—$185,000. The weighted average amortization period for intangible assets was 11.3 years and 9.9 years at December 31, 2009 and 2008, respectively.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

NOTE 7—WARRANTY LIABILITY

        Changes in the Company's warranty liability, included in other accrued liabilities were as follows:

	Year Ended December 31,
	2009	2008
Balance, beginning of year	$337,000	$552,000
Warranty liability assumed on acquisition of WM Coffman	120,000	—
Warranties issued and changes in estimated pre-existing warranties	464,000	727,000
Actual warranty costs incurred	(618,000)	(942,000)

Balance, end of year	$303,000	$337,000

NOTE 8—DEBT

  SHORT-TERM LOANS

        The Company and its subsidiaries, other than WMC, as co-borrowers entered into a Credit Agreement, ("Credit Agreement") as amended, with two banks ("banks") in 2004. The Credit Agreement, among other things, includes a revolving credit loan facility, ("revolving loan"). The revolving loan at December 31, 2009 had a maximum limit of $17,500,000, and can be used for direct borrowings, with various sub-limits for letters of credit, bankers' acceptances and equipment loans. There were no letters of credit, bankers' acceptances or equipment loan borrowings at December 31, 2009. There are no commitment fees for any unused portion of this Credit Agreement. The revolving loan within the Credit Agreement expired March 30, 2010. Direct borrowings under the revolving loan are secured by the Company's accounts receivable, inventory, equipment and real property, and are cross-guaranteed by each of the Company's subsidiaries, except WMC. These borrowings bear interest at LIBOR (London InterBank Offered Rate) plus the currently applicable loan margin, or the prime interest rate.

        On June 10, 2009, the Company and the banks, in connection with the WMC transactions (see Note 2), entered into a new Amendment to the Credit Agreement which, among other things, released certain collateral contemporaneously with the Company remitting the respective advanced funds associated thereto, lowered the maximum eligible inventory, and increased the applicable loan margins on the Company's revolving credit loan facility to 2.00% with respect to prime rate loans and 3.75% with respect to LIBOR loans as well as resetting the applicable term loan margins to 2.00% and 4.00%, for prime rate and LIBOR loans, respectively. Additionally, as certain collateral was released by the banks in connection with the WMC transactions, this amendment reduced certain components of the collateral base as well as established the maximum amount available under the terms of this revolving credit loan facility to $20,700,000 as of the effective date of the Amendment, and $19,400,000 as of August 31, 2009. At December 31, 2009 and 2008, the balances outstanding on the revolving loan with the banks were $16,300,000 and $15,000,000, respectively.

        Under the terms of the Credit Agreement the Company is required to adhere to certain financial covenants. In August 2009, the banks issued a waiver and amendment to the related credit facility for non-compliance with certain financial covenants as of June 30, 2009. As part of the waiver and amendment, the banks, among other things, increased the applicable loan margins on both the

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

NOTE 8—DEBT (Continued)

revolving credit and term loan portions of the Credit Agreement by 50 basis points, Thus, the applicable revolving credit loan margin rates are, effective with this amendment, 2.50% for borrowings at the Prime Rate and 4.25% for any borrowings taken at LIBOR. The applicable term loan margin is now 2.5% for any portion of the term loan at Prime Rate and 4.5% for any portion taken at LIBOR. Further, as part of the waiver and amendment, the Company was required to adhere to certain financial covenants for the months of July, August and September, 2009. The Company and the banks executed and delivered a letter agreement dated November 2, 2009 relating to the Credit Agreement which reduced the maximum amount the Company may borrow under the revolving loan portion to $17,500,000. This reduction did not have an adverse affect on the Company's operations. This letter agreement also confirmed that the Company was not in compliance with financial covenants and such non-compliance was not waived by the banks at such time. Further, in such letter agreement, the banks reserved all of their rights and remedies from any defaults by the Company.

        At December 31, 2009, the Company remained out of compliance with the financial covenants set forth in the amendment dated June 10, 2009 and the amendment of August 2009, discussed above. On January 22, 2010, the Company received a letter from the banks expressly reserving their rights and remedies arising from these defaults. Effective on the date of this letter, the banks, among other things, added 2% default interest to the applicable loan margins. On April 23, 2010, the Company and the banks executed a waiver and amendment which, among other things, extended the termination date of the revolving credit loan portion of the Credit Agreement facility to January 1, 2011 and waived all then existing defaults. The waiver and amendment sets new financial covenants and adjusts the borrowing base calculation as well as reduces the size of the facility from $17,500,000 to $16,500,000. In addition, it requires that all future advances shall be subject to the requirement that the aggregate amount advanced after giving effect to any such future advances be at least $750,000 less than the aggregate lendable value in eligible borrowing base assets. Finally, the banks required an advance of $750,000, which, in the aggregate was received from its Chief Executive Officer, President and Chairman of the Board of Directors, ("CEO"), and another unrelated party. See Note 15 for further discussion

        In connection with the WMC transactions, WMC entered into the WMC loan agreement with PNC. The WMC loan agreement expires June 8, 2012. Neither the Company nor any other subsidiary is a co-borrower or a guarantor to this WMC loan agreement. The WMC loan agreement provides a maximum loan amount of $12,000,000, of which $1,134,000 was established as a term loan, the balance of $10,866,000 was the maximum revolving advance amount. The WMC loan agreement is collateralized by the accounts receivable, inventory, equipment, and general intangibles of WMC. The revolving advances made against the WMC loan agreement originally incurred interest based upon either the Eurodollar Rate Loans plus 3.50%, or at Domestic Rate Loans plus 2.50%. Domestic Rate Loans are advances at a rate of interest per annum equal to the highest of (i) the Base Rate in effect on such day, (ii) the Federal Funds Open Rate in effect on such day plus 1/2 of 1%, (iii) the Daily LIBOR plus 1%, and (iv) three hundred fifty basis points (3.50%). At December 31, 2009, the balance owing on the revolving advance was $4,382,000 and the interest rate applied was 8.0%.

        At September 30, 2009, WMC was not in compliance with certain financial covenants associated to the Loan Agreement with PNC. As a result of this non-compliance, WMC is required to pay an additional interest rate default premium of 2.00% on the entire Loan Agreement. Pursuant to certain

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

NOTE 8—DEBT (Continued)

requirements in the Loan Agreement with PNC, WMC requested and received from the Company's CEO, two letters of credit, each in the amount of $145,000 with PNC as the beneficiary. Per the Loan Agreement the letters of credit may be drawn against, should WMC's availability related to the revolving credit portion of the Loan Agreement fall below a certain threshold. On November 19, 2010 both the first and second letters of credit were drawn upon by PNC. As a result, WMC issued to the Company's CEO two notes payable bearing interest at the rate of six and one half percent (6.5%) from the date of the letter of credit note to its maturity. Shortly thereafter, the CEO sold his notes receivable to an independent third party, who is a vendor to WMC.

        At December 31, 2009, WMC was not in compliance with certain financial covenants of the Loan Agreement. This caused a default on the loan agreement specific to WMC and PNC, pursuant to a forbearance agreement dated February 22, 2010, agreed to forbear from taking certain actions, such as accelerating repayment of the loan, through August 31, 2010. The forbearance agreement set new financial covenants and adjusted the borrowing base calculation as well as reduced the maximum amount the Company could borrow under the revolver from $10,866,000 to $7,000,000. Per the forbearance agreement, the bank required WMC to obtain additional funding of $250,000. This funding was made by the Company's CEO and a trust controlled by the president of Countrywide Hardware. In return, PNC agreed to reduce a block that applied to the revolving loan by $350,000. See Note 15 for further discussion pertaining to WMC.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

NOTE 8—DEBT (Continued)

  LONG-TERM LOANS

        Long-term debt consists of:

	December 31,
	2009		2008
Term loan—$360,000 (plus interest at LIBOR plus the applicable loan margin) payable quarterly commencing January 31, 2008 through January 31, 2014	(A)	$—	$7,560,000
Term loan—$950,000 (plus interest at LIBOR plus the applicable loan margin) payable quarterly through June 2010, and the balance of $300,000 payable in September 2010	(A)	—	6,000,000
Term loan—$148,000 (plus interest at LIBOR plus the applicable loan margin) payable monthly through February 2012, and the balance of $1,780,000 payable in March 2012	(A)	5,782,000	—
Term loan—$47,000 (plus interest at LIBOR plus the applicable loan margin) payable monthly through June 2011.	(B)	850,000	—
Mortgage loan—Wachovia Bank	(C)	1,091,000	1,136,000
Mortgage loan—Wachovia Bank	(D)	708,000	848,000
Note payable to former owners of Hy-Tech Machine, Inc. for additional purchase price	(E)	1,146,000	—
Note payable to Visador related to WM Coffman, LLC (See Note 2)		3,972,000	—
Amount due to Visador in connections with three year Advisory services agreement with WMC (See Note 2)		603,000	—
Other		500,000	—
Capital lease obligations	(F)	499,000	—

		15,151,000	15,544,000
Less current maturities		6,101,000	6,515,000

		$9,050,000	$9,029,000

(A)
The Company's Credit Agreement with the banks also included a term loan facility that provided a maximum commitment of $34,000,000 to finance acquisitions subject to the approval of the lending banks. Borrowings under the term loan facility were secured by the Company's accounts receivable, inventories and equipment, and were cross guaranteed by each of the Company's subsidiaries other than WMC. These borrowings bore interest at either LIBOR or the prime interest rate, plus the currently applicable loan margin. One of these term loans, in connection with the acquisition of Hy-Tech in February 2007, had a balance of $7,560,000 outstanding at December 31, 2009 and required quarterly principal payments of $360,000. The second term loan, in connection with the 2004 acquisition of Woodmark, had a balance of $6,000,000 outstanding at December 31, 2008 and required quarterly principal payments of $950,000.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

NOTE 8—DEBT (Continued)

  On March 30, 2009, the Company's Credit Agreement was renewed through March 30, 2012. In conjunction with this renewal, the Credit Agreement was amended, to replace the two existing term loans, with a combined balance of $13,200,000 outstanding, with a single term loan of $7,116,000, to be amortized monthly over a four-year period with a balloon payment after the third year. The difference between the two amounts, $6,084,000, was added to the Company's revolving credit facility. The new term loan, requires monthly principal payments of $148,250, and the total annual payments of approximately $1,780,000 due on this loan are significantly lower than the total annual payments of approximately $5,240,000 due on the previous term loans, The new term loan is secured by second mortgages on the Company's properties in Jupiter, Florida and Tampa, Florida and a first mortgage on the Company's property in Cranberry Township, Pennsylvania.

  On August 27, 2009, the Credit Agreement was further amended, to reflect higher interest rates. The applicable loan margins were adjusted to 2.5% and 4.5% for any borrowings under the term loan at prime or LIBOR, respectively. The interest rates, including the applicable loan margins, on the term loans were 5.50% and 3.75% at December 31, 2009 and 2008, respectively. The balances outstanding on the term loans were $5,782,000 and $13,560,000 at December 31, 2009 and 2008, respectively.

(B)
Included within the WMC loan agreement entered into with PNC, was a term loan with a principal amount of $1,134,000, which is to be repaid in twenty-four equal monthly installments of $47,000. The term loan may consist of Domestic Rate Loans or Eurodollar Rate Loans, or a combination thereof. As at December 31, 2009, the balance on this term loan was $850,000 As a result of our non-compliance with certain financial covenants discussed earlier, the entire balance was presented on the consolidated balance sheet as a current liability.

(C)
Countrywide is a party to a loan agreement with Wachovia Bank, ("Wachovia") which is secured by a mortgage with respect to the real property owned by Countrywide and utilized by Nationwide. Countrywide did not make the final payment ("balloon") of $1,091,000, which was originally due May 21, 2009. Wachovia extended the due date of the final payment to September 21, 2009, with the Company required to remit interest only payments during the extension period. The Company did not make the balloon payment in September, 2009. On February 23, 2010, Wachovia amended the underlying loan document to among other things, extend the maturity date of the balloon payment to June 1, 2010 and require the Company to make monthly principal payments of approximately $11,000 plus accrued interest commencing on the March 24, 2010. On April 22, 2010 the Company and Wachovia entered into a Loan Modification Agreement, wherein the Company agreed to prepay $150,000 toward the balance due on the loan agreement, in exchange for an extention until January 1, 2011 of the remaining balance.

(D)
Florida Pneumatic is a party to a loan agreement with Wachovia, which is secured by a mortgage with respect to the real property owned and utilized by Florida Pneumatic. Monthly payments include principal of $16,388 plus interest at 7.09%. As a result of the non-payment by Countrywide discussed above, cross-default provisions set forth in the loan agreement between Florida Pneumatic and Wachovia were triggered. Regular payments under this the Florida Pneumatic loan agreement would be scheduled to continue until February 26, 2014, and Florida Pneumatic intends to continue to make such payments. As of December 31, 2009, the amount relating to the Florida Pneumatic loan agreement is approximately $708,000.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

NOTE 8—DEBT (Continued)

(E)
In connection with the acquisition of Hy-Tech, we agreed to make additional payments ("Contingent Consideration") to the sellers. The amount of the Contingent Consideration was based upon Hy-Tech achieving certain financial performance thresholds during the two year period ending on the second anniversary of the acquisition. Further, the Company agreed to make an additional payment ("Additional Contingent Consideration"), subject to certain conditions related primarily to an exclusive supply agreement with a major customer and, to a certain extent, and subject to certain provisions, the achievement of Contingent Consideration. Hy-Tech successfully achieved the required thresholds necessary to be entitled to both the Contingent Consideration and the Additional Contingent Consideration. The total amount of the Contingent Consideration and the Additional Contingent Consideration was approximately $2,292,000. According to the agreement, the amounts due the sellers were payable in May 2009. The Company and the sellers agreed upon payment arrangement wherein the Company was required and did make a payment of approximately $573,000 in May 2009, with the balance of approximately $1,719,000 to be paid in six equal payments incurring interest at 6.0% per annum, payable quarterly commencing in August 2009. The August 2009 and November 2009 installment payments with interest were paid timely. However, due to the default on the Credit Agreement, the Company was not permitted to make any subsequent payment without permission from the banks. Further, pursuant to the Waiver and Amendment dated April 23, 2010, the Company not is permitted to make any future payments, the Company will be accruing interest at 12.0% per annum, the default rate of interest.

As part of the WMC Loan Agreement, between WMC and PNC bank, the Company's CEO was required to provide two stand-by letters of credit, each in the amount of $145,000. Further, Visador guaranteed two payments each in the amount of $105,000. Under certain circumstances, PNC Bank would be permitted to draw against these letters of credit and guarantee obligations, thus lowering WMC's revolving loan balance. During 2009, events occurred which triggered PNC bank's right to draw against all letters of credit and guarantee obligations for the full amount of $500,000. The draw downs by PNC were recorded as long-term debt by WMC, with interest accruing at 6.5% per annum. The CEO sold his notes receivable to an independent third party, who is a vendor to WMC.

        The Company leases equipment under various capital leases, with lease terms through 2014. The economic substance of the leases is that the Company is financing the acquisition of the assets through the leases and, accordingly, they are recorded in the Company's assets and liabilities.

        The following is an analysis of the leased property under capital leases included in property and equipment:

	Year ending December 31,
	2009	2008
Leased equipment	$806,000	$—
Less: Accumulated depreciation	(65,000)	—

	$741,000	$—

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

NOTE 8—DEBT (Continued)

        The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2009:

Year Ending December 31,
2010	$345,000
2011	142,000
2012	36,000
2013	12,000

Total minimum lease payments	535,000
Less: Amount representing interest	(36,000)

Present value of net minimum lease payments	$499,000

        The present value of net minimum lease payments was as follows:

December 31, 2009
Amounts included in:
Current maturities of long-term debt	$325,000
Long-term debt, less current maturities	174,000

$499,000

        The Credit Agreement entered into with the banks also includes a foreign exchange line, which provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of foreign currencies needed for payments to foreign suppliers. The total amount of foreign currency forward contracts outstanding under the foreign exchange line at December 31, 2009, based on that day's closing spot rate, was approximately $11,000.

        The aggregate amounts of long-term debt scheduled to mature in each of the years ended December 31, 2009 are approximately as follows: 2010—$6,101,000; 2011—$2,154,000; 2012—$6,603,000; and 2013—$444,000. Interest expense on long-term debt was approximately $470,000 and $983,000 for the years ended December 31, 2009 and 2008, respectively. Total interest expense for the years ended December 31, 2009 and 2008 was approximately $1,918,000 and $1,769,000, respectively, net of interest income of approximately $1,000 in 2008.

NOTE 9—CAPITAL STOCK TRANSACTIONS

        On September 9, 2009, the Company's Board of Directors extended to September 30, 2010 the time during which the Company may purchase shares of its Class A Common Stock under its previously authorized share repurchase program. The Company is authorized to purchase up to 127,100 shares remaining pursuant to such share repurchase program. The timing and amount of share repurchases, if any, will depend on business and market conditions, as well as legal and regulatory considerations, among other things. The Company can give no assurances as to when or whether it will repurchase any shares.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

NOTE 9—CAPITAL STOCK TRANSACTIONS (Continued)

        During the year ended December 31, 2008, the Company purchased 22,900 shares of its Class A Common Stock, at a cost of $61,777, in connection with a program to repurchase shares.

NOTE 10—STOCK OPTIONS

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

        During the year ended December 31, 2009, the Company did not grant any options to purchase shares of its Class A Common Stock.

        During the year ended December 31, 2008, the Company granted options to purchase 174,000 shares of its Class A Common Stock, of which 145,000 were granted to its CEO and 25,000 to its Chief Operating Officer/Chief Financial Officer, with the balance to a non-executive employee of the Company. Twenty-percent of the options granted to the CEO vest on each of the first five anniversaries of the date of the grant. One-third of the options granted to the Chief Operating Officer/Chief Financial Officer vest on each of the first three anniversaries of the grant date. The remaining 4,000 options were immediately vested on the grant date. All options granted during the year ended December 31, 2008 have an exercise price of $4.16 and will expire ten years from the date of the grant.

        The Company estimated the fair value of its common stock options using the following assumptions for the year ended December 31, 2008:

Risk-free interest rate	4.2%
Expected term (in years)	Ranging from 6.8 to 10.
Volatility	Ranging from 40.39% to 41.49%
Dividend yield	0%
Weighted-average fair value of options granted	$2.43

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

NOTE 10—STOCK OPTIONS (Continued)

        The following table contains information on the status of our stock options:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding, January 1, 2008	533,436	$8.58
Granted	174,000	4.16
Expired	(153,500)	7.90

Outstanding, December 31, 2008	553,936	7.38
Expired	(39,312)	8.91

Outstanding, December 31, 2009	514,624	7.26	—

Vested, December 31, 2009	366,957	$8.22	$—

        Included in the options that expired in 2009 were 25,312 options issued under the Current Plan and 14,000 issued under the Prior Plan.

        The following is a summary of changes in non-vested shares, expected to vest:

	December 31,
	2009		2008
	Option Shares	Weighted Average Grant-Date Fair Value	Option Shares	Weighted Average Grant-Date Fair Value
Non-vested shares, beginning of year	212,406	$3.02	71,827	$5.20
Granted	—	—	170,000	2.44
Vested	(64,739)	3.39	(29,421)	5.00
Forfeited	—	—	—	—

Non-vested shares, end of year	147,667	$2.85	212,406	$3.02

        The Company recognizes compensation cost over the requisite service period. However, the exercisability of the respective non-vested options, which are at pre-determined dates on a calendar year, do not necessarily correspond to the period(s) in which straight-line amortization of compensation cost is recorded.

Other Information

        As of December 31, 2009, the Company had approximately $177,000 of total unrecognized compensation cost related to non-vested awards granted under our share-based plans, which we expect to recognize over a weighted-average period of 1.7 years.

        There were options available for issuance under the Current Plan as of December 31 of each year as follows: 2009—443,212 and 2008—417,900. All of the options outstanding at December 31, 2009 were issued under the Current Plan.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

NOTE 10—STOCK OPTIONS (Continued)

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2009:

	Options outstanding			Options Exercisable
Range of Exercise Prices	Number outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number exercisable	Weighted Average Life	Weighted Average Exercise Price
$6.00	109,436	2.5	$6.00	109,436	2.5	$6.00
$7.90 - $8.06	115,688	4.5	8.05	115,688	4.5	8.05
$14.44 - $16.68	24,500	5.5	16.50	24,500	5.5	16.50
$11.20 - $11.38	91,000	7.5	11.20	76,000	7.5	11.20
$4.16	174,000	8.5	4.16	41,333	8.5	4.16

$6.00 - $16.68	514,624	6.0	7.26	366,957	5.0	8.22

NOTE 11—INCOME TAXES

        Income tax (benefit) on continuing operations in the consolidated statements of operations consists of:

	Year Ended December 31,
	2009	2008
Current:
Federal	$(3,125,000)	$(84,000)
State and local	24,000	39,000

Total current	(3,101,000)	(45,000)

Deferred:
Federal	4,037,000	(2,227,000)
State and local	213,000	61,000

Total deferred	4,250,000	(2,166,000)

Totals	$1,149,000	$(2,211,000)

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

        Under the direction of the authoritative guidance issued by the FASB pertaining to the accounting for income taxes, the Company recorded a valuation allowance equal to approximately 65% of the net deferred tax asset at December 31, 2009. The recorded valuation allowance at December 31, 2009 was $3,988,000. The Company believes that the valuation allowance is necessary as it is not more likely than

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

NOTE 11—INCOME TAXES (Continued)

not that the entire net deferred tax asset will be realized in the foreseeable future based on evidence available at this time.

        In addition, Company recorded a full valuation allowance for the state tax benefit related to deferred tax assets, including a state net operating loss carry forward of approximately $14,800,000, of which $13,400,000 have a full valuation allowance. The state net operating losses expire in 2017 through 2029. The Company believes it is more likely than not that the remaining tax benefits associated with these net deferred tax assets will not be realized in the foreseeable future based upon its ability to generate sufficient taxable income.

        The Company had net deferred tax assets in the amount of approximately $7 million as of December 31, 2008. Approximately $6 million of the net deferred tax assets results from the impairment charge recorded for certain intangible assets and goodwill of Woodmark and PSP. Management believes these assets are fully realizable based on several factors including the tax amortization period which runs through 2020 and its ability to carry-back the tax benefits to prior years. In determining the realizability of the deferred tax assets Management considered such factors as future projections of the number of new housing starts and future general market conditions in order to ascertain the Company's future taxable income.

        As discussed above, for the year ended December 31, 2008, management believed that the deferred tax assets were fully recoverable. During the year ended December 31, 2009, management revised its estimates of the recoverability of the deferred tax assets based upon current economic conditions.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

NOTE 11—INCOME TAXES (Continued)

        Deferred tax assets (liabilities) consist of:

	December 31,
	2009	2008
Deferred tax assets—current:
Bad debt reserves	$108,000	$221,000
Inventory reserves	1,130,000	842,000
Warranty and other reserves	608,000	614,000
Accrued wages	91,000	167,000

	1,937,000	1,844,000
Valuation allowance	(979,000)	(25,000)

	958,000	1,819,000
Deferred tax liabilities—current:
Prepaid expenses	(288,000)	(235,000)

Net deferred tax assets—current	$670,000	$1,584,000

Deferred tax assets—non-current
Intangibles	$1,818,000	$3,136,000
Goodwill	2,919,000	2,948,000
State net operating loss	269,000	116,000
Other	448,000	143,000

	5,454,000	6,343,000
Valuation allowance	(3,009,000)	(300,000)

	2,445,000	6,043,000
Deferred tax liabilities—non-current:
Depreciation	(1,008,000)	(619,000)

Net deferred tax assets—non-current	$1,437,000	$5,424,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

NOTE 11—INCOME TAXES (Continued)

        A reconciliation of the Federal statutory rate to the total effective tax rate applicable to (loss) from continuing operations before income taxes is as follows:

	Year ending December 31,
	2009		2008
	$	%	$	%
Federal income tax benefits computed at statutory rates	$(2,486,000)	(34.0)%	$(2,253,000)	(34.0)%
(Decrease) increase in taxes resulting from:
State and local taxes, net of Federal tax benefit	119,000	1.6	(82,000)	(1.2)
Increase in valuation allowance	3,663,000	50.1	148,000	2.2
Expenses not deductible for tax purposes	(491,000)	(6.7)	43,000	0.7
Increase in uncertain tax positions	275,000	3.8	—	—
Tax audit settlements	—	(0.0)	(51,000)	(0.8)
Other	69,000.9		(16,000)	(0.3)

Income tax expense (benefit)	$1,149,000	15.7%	$(2,211,000)	(33.4)%

        The Company adopted authoritative guidance issued by the FASB which pertained to the accounting for tax provisions relating to uncertain matters on January 1, 2007. The cumulative effect of this adoption did not have a material impact on the Company's consolidated financial position or results of operations. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2009	$—
Additions for tax positions related to current year	275,000
Lapse of statute of limitations	—
Settlements with taxing authorities	—

Balance at December 31, 2009	$275,000

        Interest and penalties, if any, related to income tax liabilities are included in income tax expense.

        In 2009, the Internal Revenue Service completed its examination of the Company's Federal tax returns for the year 2007 issued a Revenue Agent's Report that reported no change to the returns as filed. All examinations of tax years prior to 2007 have been completed.

        In addition, the Company and certain of its subsidiaries file tax returns in various U.S. state jurisdictions. With few exceptions, the years that remain subject to examination are December 31, 2006 through December 31, 2008.

NOTE 12—COMMITMENTS AND CONTINGENCIES

        (a)   The Company maintains a contributory defined contribution plan that covers all eligible nonunion employees of P & F Industries, Inc., and all of its subsidiaries. All contributions to this plan are discretionary. Amounts recognized as expense for contributions to this plan were approximately $54,000 and $657,000 for the years ended December 31, 2009 and 2008, respectively.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

        An inactive wholly-owned subsidiary participated in a multi-employer pension plan until it sold substantially all of its operating assets in October 2005. This plan provided defined benefits to all of its union workers. Contributions to this plan were determined by the union contract. The Company does not administer the plan funds and does not have any control over the plan funds. As a result of the former wholly-owned subsidiary's withdrawal from the plan, the Company estimated and recorded a withdrawal liability of approximately $369,000, which is payable in quarterly installments of approximately $8,200, which includes interest, from May 2006 through February 2026. At December 31, 2009, the outstanding amount of this withdrawal liability was approximately $331,000, which is included in other liabilities.

        (b)   Effective January 1, 2007, the Company entered into an employment agreement with its CEO that supersedes a prior agreement dated May 30, 2001, as amended. The employment agreement provides for the CEO to serve as the Company's President and CEO and, if elected by the Board of Directors, Chairman of the Board, for a term expiring on December 31, 2011, unless sooner terminated pursuant to the provisions of the employment agreement. Pursuant to the employment agreement, the CEO will receive a minimum annual base salary of $975,000. The CEO's base salary will be reviewed annually by the Board and may be increased, but not decreased, from time to time. The CEO will be eligible for an annual discretionary incentive payment under the Company's Executive 162(m) Bonus Plan. The CEO will also receive (i) senior executive level employee benefits, (ii) an annual payment of $45,064 to cover premiums on a life insurance policy, and (iii) a Company provided automobile. In accordance with a Waiver and Amendment entered into between the Company and the banks, the Company is required to defer a portion a portion of the CEO's annual compensation. See Note 15.

        In the event the CEO's employment is terminated by the Company without cause (as defined in the agreement), or the CEO resigns for good reason (as defined in the agreement), then subject to his execution of a general release, the officer will continue to receive his base salary for 18 months, a pro rata bonus for the year of termination, and the Company will pay his monthly COBRA premiums until the earlier of (a) 18 months from the date of termination, (b) his becoming eligible for medical benefits from a subsequent employer, or (c) his becoming ineligible for COBRA.

        In the event the CEO's employment is terminated by the Company without cause or the CEO resigns for good reason within two years following a change in control (as defined in the agreement) or, under certain circumstances, within six months prior to a change in control, then subject to the CEO's execution of a general release, he will receive the pro rata bonus, the COBRA payments, and a lump sum amount equal to the greater of (i) 18 months base salary or (ii) the lesser of (a) two times the sum of his base salary plus the amount of any bonus he received for the year prior to the change in control, or (b) 3% of the value on the date of the change in control of the Company's outstanding shares on a fully diluted basis immediately prior to the change in control. Notwithstanding the foregoing, amounts paid to the CEO upon a change in control will be reduced to 2.99 times his "base amount" (as determined in accordance with Sections 280G of the Internal Revenue Code of 1986, as amended).

        Pursuant to the employment agreement, during term of his employment and for a period of eighteen months after termination of his employment, the CEO is prohibited from (i) competing with the Company, (ii) soliciting or hiring the Company's employees, representatives or agents, or

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

NOTE 12—COMMITMENTS AND CONTINGENCIES (Continued)

(iii) soliciting any of the Company's customers. The employment agreement also prohibits the CEO from using or disclosing any of the Company's non-public, proprietary or confidential information.

        (c)   At December 31, 2009 and 2008, the Company had non-cancelable inventory purchase commitments totaling approximately $4,906,000 and $5,845,000, respectively.

        (d)   The Company is a defendant or co-defendant in various actions brought about in the ordinary course of conducting its business. The Company does not believe that any of these actions are material to the consolidated financial position of the Company.

        (e)   The Company leases certain facilities and equipment. Generally, the facility leases carry renewal provisions and require the Company to pay maintenance costs. Rental payments may be adjusted for increases in taxes and insurance above specified amounts. Rental expense for 2009 and 2008 amounted to approximately $1,126,000 and $908,000, respectively. Future minimum payments under non-cancelable operating leases with initial or remaining terms of more than one year as of December 31, 2009, were as follows:

2010	$1,307,000
2011	1,192,000
2012	895,000
2013	747,000
2014	696,000
Thereafter	696,000

$5,533,000

NOTE 13—BUSINESS SEGMENTS

        The Company has organized its business into two reportable business segments: "Tools" and "Hardware". The Company is organized around these two distinct product segments, each of which has very different end users. For reporting purposes, Florida Pneumatic, and Hy-Tech are combined in the Tools segment, while WMC, Woodmark, Pacific Stair and Nationwide are combined in the Hardware. The Company evaluates segment performance based primarily on segment operating income. The accounting policies of each of the segments are the same as those described in Note 1.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

NOTE 13—BUSINESS SEGMENTS (Continued)

        The following table presents financial information by segment for the years ended December 31, 2009 and 2008. Segment operating income excludes general corporate expenses, interest expense and income taxes. Identifiable assets are those assets directly owned or utilized by the particular business.

	Consolidated	Tools	Hardware
Year ended December 31, 2009
Net revenues from unaffiliated customers	$72,585,000	$37,816,000	$34,769,000

Segment operating (loss) income	$(4,949,000)	$3,641,000	$(8,590,000)

General corporate expense	(4,562,000)
Interest expense—net	(1,918,000)
Decrease in fair value of contingent consideration	4,118,000

Loss before income taxes	$(7,311,000)

Segment assets	$62,928,000	$39,442,000	$23,486,000

Corporate assets	6,490,000

Total assets	$69,418,000

Long-lived assets, including $474 corporate	$24,621,000	$15,768,000	$8,379,000

	Consolidated	Tools	Hardware
Year ended December 31, 2008
Net revenues from unaffiliated customers	$87,656,000	$49,578,000	$38,078,000

Segment operating (loss) income	$(174,000)	$6,091,000	$(6,265,000)

General corporate expense	(4,502,000)
Interest expense—net	(1,769,000)

Loss before income taxes	$(6,445,000)

Segment assets	$62,310,000	$41,279,000	$21,031,000

Corporate assets	8,162,000

Total assets	$70,472,000

Long-lived assets, including $221 corporate	$20,826,000	$13,803,000	$6,802,000

        Depreciation expense for the Tools and Hardware segments for the year ended December 31, 2009 was $1,131,000 and $719,000, respectively, and $1,074,000 and $495,000, respectively, for the year ended December 31, 2008. Amortization expense for the Tools and Hardware segments for the year ended December 31, 2009 was $353,000 and $131,000, respectively, and $340,000 and $576,000, respectively, for the year ended December 31, 2008. Impairment charges for goodwill and other intangible assets for the Hardware segment were $5,549,000 and $7,477,000 for the years ended December 31, 2009 and 2008, respectively.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

NOTE 13—BUSINESS SEGMENTS (Continued)

        The Tools segment has one customer that accounted for approximately 21.0% and 16.5%, respectively, of consolidated revenue for the years ended December 31, 2009 and 2008 and 39.0% and 27.7%, respectively, of consolidated accounts receivable as of December 31, 2009 and 2008. There are no significant customers in the Hardware segment.

NOTE 14—RELATED PARTY TRANSACTIONS

        As part of the WMC Loan Agreement, between WMC and PNC bank, the Company's CEO was required to provide two stand-by letters of credit, each in the amount of $145,000. Under certain circumstances, PNC Bank would be permitted to draw against these letters of credit. During 2009, events occurred which triggered PNC's right to draw against the letters of credit in the full amount of $290,000. Shortly thereafter, the CEO sold his notes receivable to an independent third party, who is a vendor to WMC. The notes payable to the vendor are included in Long-Term Debt in the Company's consolidated financial statements.

        One of the Company's directors is a principal of an insurance brokerage firm that the Company utilizes for the purchase of business-related insurance products. Total premiums paid to this insurance brokerage firm were $545,000 and $223,000, respectively, for the years ended December 31, 2009 and 2008.

        The president of one of our subsidiaries is part owner of one of the subsidiary's vendors. During the year ended December 31, 2009 and 2008, we purchased approximately $963,000 and $1,524,000, respectively, of product from this vendor.

        As further disclosed in Note 15—Subsequent Events, the Company's CEO as well as a trust controlled by the president of Countrywide each loaned $125,000 to WMC. Further, subsequent to year-end, in connection with the requirements set forth in a Waiver and Amendment, entered into between the banks and the Company, the Company's CEO and a non-affiliated third party loaned an aggregate of $750,000 to the Company.

NOTE 15—SUBSEQUENT EVENTS

        The Company has reviewed and evaluated material subsequent events from the balance sheet date of December 31, 2009 through the financial statement issue date.

        On February 22, 2010, in connection with a Forbearance and Amendment Agreement by and among WMC and PNC bank, ("PNC") the Company's CEO and a president of one of our subsidiaries (collectively the "Junior Participants"), entered into a Junior Participation Agreement with PNC. Each Junior Participant remitted to PNC $125,000. These remittances are without recourse to PNC and shall constitute a junior and subordinate participation in the outstanding advances PNC may make to WMC. All amounts payable to the Junior Participants, whether regarding principal, interest or otherwise shall be repayable by PNC bank only on the termination of all of the transactions between WMC and PNC, and only out of any surplus received by PNC remaining after the payment in full in cash to PNC of all obligations owing to PNC, including expenses, interest and all other charges. In no event shall the amount returned to the Junior Participants exceed the amount of the invested amount plus accrued interest. The rate of interest accruing on the $250,000 shall be at the identical rate PNC is permitted under the terms of the original credit facility.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and 2008

NOTE 15—SUBSEQUENT EVENTS (Continued)

        On March 29, 2010, the Company's board of directors established a plan to sell, liquidate or otherwise dispose of its ownership of WMC. Further, after consultations with an independent investment banker and other independent consultants, the Company believes it is more likely than not that it will not be able to recover any of the carrying value of the net investment in WMC, and has accordingly adjusted the net carrying value of WMC as of December 31, 2009 to zero.

        On April 5, 2010, WMC provided all of its employees at its Marion, VA facility, approximately 100 people, with a notification, pursuant to the Worker Adjustment and Retraining Notification Act, regarding the anticipated layoff of a substantial number of employees, beginning in sixty days.

        On April 23, 2010, the Company and the banks executed a waiver and amendment which extended the termination date of the revolving credit loan portion of the Credit Agreement facility to January 1, 2011 and waived any events of default. The amendment sets new financial covenants and adjusts the borrowing base calculation as well as reduces the size of the facility from $17,500,000 to $16,500,000. In addition, it requires that all future advances shall be subject to the requirement that the aggregate amount advanced after giving effect to any such future advances be at least $750,000 less than the aggregate lendable value in eligible borrowing base assets. Finally, the banks required an advance of $750,000, which, in the aggregate will be received from its CEO and another unrelated party.

        On April 22, 2010 the Company and Wachovia entered into a Loan Modification Agreement, wherein the Company agreed to prepay $150,000 toward the balance due on the loan agreement, in exchange for an extention until January 1, 2011 of the remaining balance.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        None.

Item 9A(T).    Controls and Procedures

Evaluation of disclosure controls and procedures

        We maintain disclosure and control procedures that are designed to ensure that information required to be disclosed in reports filed under to the Securities and Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and chief financial officer, to allow timely decisions regarding required disclosure.

        Our management, with the participation of our CEO and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009. Based upon that evaluation, the CEO and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made in accordance with the authorizations of our management and directors; and

  •
  Provide reasonable assurance regarding prevention or timely detention of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements

        At the conclusion of the year ended December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and chief financial officer, of the effectiveness of the design and operation of our internal control over financial reporting. Management based this assessment on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, the CEO and chief financial Officer concluded that our internal controls over financial reporting were effective as of December 31, 2009.

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

        This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

        There have been no significant changes in our internal control over financial reporting during the most recently completed fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is incorporated by reference to the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in 2010, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's year ended December 31, 2009.

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
	(2)

All schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

	(3)	List of Exhibits	69

        The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit
2.1	Asset Purchase Agreement, effective as of February 12, 2007, Hy-Tech Machine, Inc., a Delaware corporation, Hy-Tech Machine, Inc., a Pennsylvania corporation, Quality Gear and Machine, Inc. and HTM Associates (Incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated February 14, 2007). Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish, supplementally, a copy of any exhibit or schedule omitted from this Asset Purchase Agreement to the Commission upon request.
2.2
Agreement of Sale, effective as of February 12, 2007, Hy-Tech Machine, Inc., and HTM Associates (Incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated February 14, 2007).
2.3
Amendment No. 1 to Purchase Agreement, dated as of June 26, 2009, by and among Hy-Tech Machine Inc., Hy-Tech Holdings, Inc., Quality Gear Holdings, Inc., HTM Associates, Robert Ober, Elizabeth Smail, James J. Browne, Daniel Berg and James Hohman (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated June 26, 2009).
2.4
Subordinated Promissory Note, dated May 16, 2009, issued by Hy-Tech Machine, Inc., payable to Hy-Tech Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated June 26, 2009).
2.5
Asset Purchase Agreement, dated as of June 8, 2009, by and between Coffman Stairs, LLC and WM Coffman LLC (Incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K dated June 10, 2009). Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish, supplementally, a copy of any exhibit or schedule omitted from this Asset Purchase Agreement to the Commission upon request.
2.6	Promissory Note, dated June 8, 2009, made payable by WM Coffman LLC to Coffman Stairs, LLC (Incorporated by reference to Exhibit 2.2 to Registrant's Current Report on Form 8-K dated June 10, 2009).
2.7
Assignment and Assumption of Lease Agreement, made and entered into as of June 8, 2009, by and between Coffman Stairs, LLC and WM Coffman LLC (Incorporated by reference to Exhibit 2.3 to Registrant's Current Report on Form 8-K dated June 10, 2009).
2.8	Management Agreement, dated June 8, 2009, between Coffman Stairs, LLC and WM Coffman LLC (Incorporated by reference to Exhibit 2.3 to Registrant's Current Report on Form 8-K dated June 10, 2009).
3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004).
3.2	By-laws of the Registrant (as amended on October 8, 2009) (Incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K dated October 8, 2009).
4.1
Rights Agreement, dated as of August 19, 2004, between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A dated August 19, 2004).

Exhibit Number	Description of Exhibit
4.2	Credit Agreement, dated as of June 30, 2004, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated July 14, 2004).
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

Exhibit Number	Description of Exhibit
4.9	Amendment No. 7 to Credit Agreement, dated February 12, 2007, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 14, 2007).
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

Exhibit Number	Description of Exhibit
4.15	Amendment No. 13 to Credit Agreement, dated as of July 31, 2008, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated July 31, 2008).
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
4.25
Amendment No. 19 and Waiver to Credit Agreement, dated as of June 10, 2009, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.7 to Registrant's Current Report on Form 8-K dated June 10, 2009).
4.26
Fourth Amended and Restated Revolving Credit Note, dated June 10, 2009, issued by the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. in favor of HSBC Bank USA, National Association (Incorporated by reference to Exhibit 10.8 to Registrant's Current Report on Form 8-K dated March 26, 2009).
4.27
Fourth Amended and Restated Revolving Credit Note, dated June 10, 2009, issued by the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc payable to Citibank, N.A. (Incorporated by reference to Exhibit 10.9 to Registrant's Current Report on Form 8-K dated March 26, 2009).

Exhibit Number	Description of Exhibit
4.28	Amendment No. 20 and Waiver to Credit Agreement, dated as of August 27, 2009, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated August 31, 2009).
4.29
Letter Agreement, dated November 2, 2009, by and among the Registrant., Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc. and Hy-Tech Machine, Inc., Citibank, N.A. and HSBC Bank USA, National Association as lenders, and Citibank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated September 22, 2009).
4.30
Letter Agreement, dated January 22, 2010, by and among the Registrant., Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc. and Hy-Tech Machine, Inc., Citibank, N.A. and HSBC Bank USA, National Association as lenders, and Citibank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated January 27, 2010).
4.31
Revolving Credit, Term Loan and Security Agreement, dated as of June 8, 2009, among WM Coffman LLC, the lenders party thereto and PNC Bank, National Association, as Agent for the Lenders (Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K dated June 10, 2009).
4.32
Term Note, dated June 8, 2009, made payable by WM Coffman LLC to the order of PNC Bank, National Association in the original principal amount of $1,134,000. (Incorporated by reference to Exhibit 10.5 to Registrant's Current Report on Form 8-K dated June 10, 2009).
4.33
Revolving Credit Note, dated June 8, 2009, made payable by WM Coffman LLC to the order of PNC Bank, National Association in the original principal amount of $10,866,000. (Incorporated by reference to Exhibit 10.6 to Registrant's Current Report on Form 8-K dated June 10, 2009).
4.34
Reimbursement Agreement, dated as of June 8, 2009, by and between WM Coffman LLC and Richard A. Horowitz (Incorporated by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K dated June 10, 2009).
4.35
Forbearance and Amendment Agreement, dated as of February 22, 2010, by and among WM Coffman LLC, the financial institution set forth on the signature pages thereto and PNC Bank, National Association, as Agent (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated February 22, 2010).
4.36
Junior Participation Agreement, dated as of February 22, 2010, by and among Richard Horowitz, the Christopher John Kliefoth Revocable Trust UA 07-10-2007 and PNC Bank, National Association, as Agent and lender (Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K dated February 22, 2010).

Exhibit Number	Description of Exhibit
4.37	Amendment No. 21 and Waiver to Credit Agreement, dated as of April 23, 2010, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated April 23, 2010).
4.38
Secured Subordinated Promissory Note, dated as of April 23, 2010, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. in favor of Marc Schorr in the principal amount of $500,000 (Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K dated April 23, 2010).
4.39
Secured Subordinated Promissory Note, dated as of April 23, 2010, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. in favor of Richard A. Horowitz in the principal amount of $500,000 (Incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K dated April 23, 2010).
4.40
Security Agreement, dated as of April 23, 2010, between Marc Schorr and Richard A. Horowitz, as secured parties, and the Registrant, as debtor (Incorporated by reference to Exhibit 10.4 to Registrant's Current Report on Form 8-K dated April 23, 2010).
4.41
Security Agreement, dated as of April 23, 2010, between Marc Schorr and Richard A. Horowitz, as secured parties, and Florida Pneumatic Manufacturing Corporation, as debtor (Incorporated by reference to Exhibit 10.5 to Registrant's Current Report on Form 8-K dated April 23, 2010).
4.42
Security Agreement, dated as of April 23, 2010, between Marc Schorr and Richard A. Horowitz, as secured parties, and Embassy Industries, Inc., as debtor (Incorporated by reference to Exhibit 10.6 to Registrant's Current Report on Form 8-K dated April 23, 2010).
4.43
Security Agreement, dated as of April 23, 2010, between Marc Schorr and Richard A. Horowitz, as secured parties, and Green Manufacturing, Inc., as debtor (Incorporated by reference to Exhibit 10.7 to Registrant's Current Report on Form 8-K dated April 23, 2010).
4.44
Security Agreement, dated as of April 23, 2010, between Marc Schorr and Richard A. Horowitz, as secured parties, and Countrywide Hardware, Inc., as debtor (Incorporated by reference to Exhibit 10.8 to Registrant's Current Report on Form 8-K dated April 23, 2010).
4.45
Security Agreement, dated as of April 23, 2010, between Marc Schorr and Richard A. Horowitz, as secured parties, and Nationwide Industries, Inc., as debtor (Incorporated by reference to Exhibit 10.9 to Registrant's Current Report on Form 8-K dated April 23, 2010).
4.46
Security Agreement, dated as of April 23, 2010, between Marc Schorr and Richard A. Horowitz, as secured parties, and Woodmark International, L.P, as debtor (Incorporated by reference to Exhibit 10.10 to Registrant's Current Report on Form 8-K dated April 23, 2010).

Exhibit Number	Description of Exhibit
4.47	Security Agreement, dated as of April 23, 2010, between Marc Schorr and Richard A. Horowitz, as secured parties, and WILP Holdings, Inc., as debtor (Incorporated by reference to Exhibit 10.11 to Registrant's Current Report on Form 8-K dated April 23, 2010).
4.48
Security Agreement, dated as of April 23, 2010, between Marc Schorr and Richard A. Horowitz, as secured parties, and Continental Tool Group, Inc., as debtor (Incorporated by reference to Exhibit 10.12 to Registrant's Current Report on Form 8-K dated April 23, 2010).
4.49
Security Agreement, dated as of April 23, 2010, between Marc Schorr and Richard A. Horowitz, as secured parties, and Hy-Tech Machine, Inc., as debtor (Incorporated by reference to Exhibit 10.13 to Registrant's Current Report on Form 8-K dated April 23, 2010).
4.50
Second Loan Documents Modification Agreement, dated April 22, 2010, between Countrywide Hardware, Inc. and Wells Fargo, National Association (successor by merger to Wachovia Bank, National Association) as modifying the related (i) Mortgage, Security Agreement and Absolute Assignment of Leases, (ii) Promissory Note, and (iii) Loan Agreement, each dated May 24, 2002, between Countrywide Hardware, Inc. and Wachovia Bank, National Association, as previously amended (Incorporated by reference to Exhibit 10.15 to Registrant's Current Report on Form 8-K dated April 23, 2010).
4.51
Certain instruments defining the rights of holders of the long-term debt securities of the Registrant are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant agrees to furnish supplementally copies of these instruments to the Commission upon request.
10.1
*Executive Employment Agreement, dated February 12, 2007, among the Registrant and Richard A. Horowitz (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 12, 2007).
10.2
*Amended and Restated Executive Employment Agreement, dated December 19, 2008, among the Registrant and Richard A. Horowitz (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated December 19,2008)
10.3
*1992 Incentive Stock Option Plan of the Registrant, as amended and restated as of March 13, 1997 (Incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003).
10.4	*2002 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 4.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
10.5	*Executive 162(m) Bonus Plan of the Registrant effective as of January 1, 2006 (Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 31, 2006).
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

Exhibit Number	Description of Exhibit
10.9	Lease Agreement, dated as of March 30, 2007, by and between AGNL Coffman, L.L.C., Coffman Stairs, LLC and Visador Holding Corporation (Incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K dated June 10, 2009).
10.10
First Amendment to Lease Agreement, dated as of June 8, 2009, made by AGNL Coffman, L.L.C. and WM Coffman LLC (Incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K dated June 10, 2009).
10.11
Indemnification Agreement, dated as of April 23, 2010, by the Registrant in favor of Marc Schorr and Richard A. Horowitz (Incorporated by reference to Exhibit 10.15 to Registrant's Current Report on Form 8-K dated April 23, 2010).
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

*
Management contract or a compensatory plan or arrangement required to be filed as an exhibit.

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

P&F INDUSTRIES, INC. (Registrant)
By:	/s/ RICHARD A. HOROWITZ Richard A. Horowitz Chairman of the Board President Principal Executive Officer Date: April 26, 2010	By:	/s/ JOSEPH A. MOLINO, JR. Joseph A. Molino, Jr. Vice President Principal Financial and Accounting Officer Date: April 26, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ ROBERT L. DUBOFSKY Robert L. Dubofsky	Director	April 26, 2010
JEFFREY D. FRANKLIN Jeffrey D. Franklin	Director	April 26, 2010
/s/ ALAN GOLDBERG Alan Goldberg	Director	April 26, 2010
/s/ RICHARD A. HOROWITZ Richard A. Horowitz	Director	April 26, 2010
/s/ DENNIS KALICK Dennis Kalick	Director	April 26, 2010
/s/ KENNETH M. SCHERIFF Kenneth M. Scheriff	Director	April 26, 2010

Name	Title	Date

/s/ MITCHELL A. SOLOMON Mitchell A. Solomon	Director	April 26, 2010
/s/ MARC A. UTAY Marc A. Utay	Director	April 26, 2010