Form 10-Q
period 2010-03-31
P&F INDUSTRIES INC
filed 2010-05-17
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

As of May 14, 2010 there were 3,614,562 shares of the registrant’s Class A Common Stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

i

PART I - FINANCIAL INFORMATION

Item 1.                    Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS

Cash	$—	$546,000
Accounts receivable — net	7,253,000	7,545,000
Inventories - net	18,802,000	19,746,000
Notes and other receivables	198,000	110,000
Deferred income taxes — net	670,000	670,000
Income tax refund receivable	3,275,000	3,270,000
Prepaid expenses and other current assets	240,000	169,000
Assets of discontinued operations	8,707,000	10,797,000
TOTAL CURRENT ASSETS	39,145,000	42,853,000

PROPERTY AND EQUIPMENT
Land	1,550,000	1,550,000
Buildings and improvements	7,476,000	7,476,000
Machinery and equipment	16,150,000	16,130,000
	25,176,000	25,156,000
Less accumulated depreciation and amortization	12,379,000	11,990,000
NET PROPERTY AND EQUIPMENT	12,797,000	13,166,000

GOODWILL	5,150,000	5,150,000

OTHER INTANGIBLE ASSETS — net	2,563,000	2,651,000

DEFERRED INCOME TAXES -net	1,437,000	1,437,000

ASSETS OF DISCONTINUED OPERATIONS	3,680,000	3,924,000

OTHER ASSETS — net	215,000	237,000

TOTAL ASSETS	$64,987,000	$69,418,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES

Short-term borrowings	$13,900,000	$16,300,000
Accounts payable	2,669,000	1,396,000
Other accrued liabilities	2,978,000	2,003,000
Liabilities of discontinued operations	8,699,000	9,719,000
Current maturities of long-term debt	4,370,000	5,015,000
TOTAL CURRENT LIABILITIES	32,616,000	34,433,000

Long-term debt, less current maturities	3,385,000	4,148,000
Liabilities of discontinued operations	5,787,000	5,222,000

TOTAL LIABILITIES	41,788,000	43,803,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued - 3,956,431 at March 31, 2010 and December 31, 2009	3,956,000	3,956,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	10,650,000	10,615,000
Retained earnings	11,548,000	13,999,000
Treasury stock, at cost — 341,869 shares at March 31, 2010 and December 31, 2009	(2,955,000)	(2,955,000)

TOTAL SHAREHOLDERS’ EQUITY	23,199,000	25,615,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$64,987,000	$69,418,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	Three months
	ended March 31,
	2010	2009
Net revenue	$11,147,000	$12,221,000
Cost of sales	7,148,000	8,121,000
Gross profit	3,999,000	4,100,000
Selling, general and administrative expenses	4,317,000	4,203,000
Operating loss	(318,000)	(103,000)
Interest expense	389,000	305,000
Loss from continuing operations before income taxes	(707,000)	(408,000)
Income tax benefit	—	(69,000)
Loss from continuing operations	(707,000)	(339,000)

Loss from discontinued operations (net of tax benefit of $—0— for 2010 and $58,000 for 2009)	(1,744,000)	(267,000)

Net loss	$(2,451,000)	$(606,000)
Basic and diluted loss per common share:
Continuing operations	$(0.20)	$(0.09)
Discontinued operations	(0.48)	(0.08)
	$(0.68)	$(0.17)
Weighted average common shares outstanding:
Basic and diluted	3,615,000	3,615,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

		Class A Common Stock, $1 Par		Additional paid-in	Retained	Treasury stock
	Total	Shares	Amount	capital	earnings	Shares	Amount

Balance, January 1, 2010	$25,615,000	3,956,000	$3,956,000	$10,615,000	$13,999,000	342,000	$(2,955,000)

Net loss	(2,451,000)				(2,451,000)
Stock-based compensation	35,000			35,000

Balance, March 31, 2010	$23,199,000	3,956,000	$3,956,000	$10,650,000	$11,548,000	342,000	$(2,955,000)

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended March 31,
	2010	2009
Cash Flows from Operating Activities
Net loss	$(2,451,000)	$(606,000)

Adjustments to reconcile net loss to net cash provided by operating activities of continuing operations:
Net loss from discontinued operations	1,744,000	267,000
Noncash charges:
Depreciation and amortization	413,000	386,000
Amortization of other intangible assets	87,000	88,000
Amortization of other assets	3,000	3,000
Provision (recovery) for losses on accounts receivable - net	8,000	(10,000)
Stock-based compensation	35,000	70,000
Loss (gain) on sale of fixed asset	2,000	(2,000)
Changes in operating assets and liabilities, net of discontinued operations:
Accounts receivable	283,000	(693,000)
Notes and other receivables	(88,000)	(69,000)
Inventories	945,000	991,000
Income tax refund receivable	(5,000)	(142,000)
Prepaid expenses and other current assets	175,000	(482,000)
Other assets	(226,000)	(149,000)
Accounts payable	1,273,000	731,000
Accruals and other liabilities	975,000	8,000
Total adjustments	5,624,000	997,000
Net cash provided by operating activities of continuing operations	3,173,000	391,000

See accompanying notes to consolidated condensed financial statements (unaudited).

	Three months ended March 31,
	2010	2009
Cash Flows from Investing Activities
Capital expenditures	$(46,000)	$(561,000)
Proceeds from sales of fixed assets	—	3,000
Net cash used in investing activities	(46,000)	(558,000)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	—	8,484,000
Repayments of short-term borrowings	(2,400,000)	(3,484,000)
Repayment of term loan	(1,253,000)	(6,444,000)
Proceeds from equipment lease financing	—	348,000
Repayments of equipment lease financing	(106,000)	(9,000)
Principal payments on long-term debt	(49,000)	(68,000)
Net cash used in financing activities	(3,808,000)	(1,173,000)

Cash flows from discontinued operations
Operating activities	(154,000)	1,117,000
Investing activities	245,000	30,000
Financing activities	44,000	—
Net cash provided by discontinued operations	135,000	1,147,000

NET DECREASE IN CASH	(546,000)	(193,000)
Cash at beginning of period	546,000	845,000
Cash at end of period	$—	$652,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$347,000	$321,000
Income taxes	$16,000	$15,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company, these unaudited consolidated condensed financial statements include all adjustments necessary to present fairly the information set forth therein. All such adjustments are of a normal recurring nature. Results for interim periods are not necessarily indicative of results to be expected for a full year.

The unaudited consolidated condensed balance sheet information as of March 31, 2010 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The interim financial statements contained herein should be read in conjunction with that Report.

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

The Company

Tools

The Company conducts its Tools business through Continental, which in turn currently operates through its wholly-owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”).

Florida Pneumatic is engaged in the importation, manufacture and sale of pneumatic hand tools, primarily for the industrial, retail and automotive markets, and the importation and sale of compressor air filters. Florida Pneumatic also markets, through its Berkley Tool division (“Berkley”), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely-used brand of pipe cutting and threading machines.   Through its Franklin Manufacturing (“Franklin”) division, Florida Pneumatic imported and marketed a line of door and window hardware including locksets, deadbolts, door and window security hardware, rope-related hardware products and fire escape ladders. However, primarily due to an ongoing diminishing market, Florida Pneumatic discontinued marketing the Franklin products line effective December 31, 2009.

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

Hy-Tech’s products are sold to distributors and private label customers through in-house sales personnel and manufacturers’ representatives. Users of Hy-Tech’s tools include refineries, chemical plants, power generation facilities, the heavy construction industry, oil and mining companies and heavy industry. Hy-Tech’s products are sold off the shelf, and are also produced to customer’s orders. The business is not seasonal, but it may be subject to significant periodic changes resulting from scheduled shutdowns in refineries, power generation facilities and chemical plants.

Hardware

The Company conducts its Hardware business through Countrywide, which in turn operates through its wholly-owned subsidiaries, Nationwide Industries, Inc (“Nationwide”) and until June 8, 2009, Woodmark International, L.P. (“Woodmark”) and Pacific Stair Products, Inc. (“PSP”). Woodmark was, until the transactions (“WMC transactions”) which formed WM Coffman, LLC (“WMC”) in June 2009, an importer of both stair parts components and kitchen and bath hardware and accessories. Woodmark marketed its stair parts nationally. Additionally, effective with the WMC transactions, the operations of Woodmark’s kitchen and bath hardware and accessories product line was transferred to Nationwide.  PSP marketed Woodmark’s staircase components to the building industry, in southern California and the southwestern region of the United States.  As a result of the WMC transactions, Woodmark and PSP no longer functioned as operating units.  Woodmark and PSP contributed certain net assets to WMC in return for members’ equity. Accordingly, effective with the WMC transactions, the stair parts business, which formerly reported through Woodmark and PSP, became part of WMC.

As the result of a decision reached by the Company’s board of directors in March 2010, the Company is reporting WMC as a discontinued operation effective January 1, 2010. The Company has restated prior year financial information to present WMC as a discontinued operation.

Nationwide is an importer and distributor of fencing, door, and window hardware.

Reclassifications

Certain amounts in the consolidated condensed financial statements for the three month period ended March 31, 2009 and the year ended December 31, 2009 have been reclassified to conform to the current period’s presentation.

Management Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses reported in those financial statements.  Certain significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, inventory, goodwill, intangible assets and other long-lived assets, income taxes and deferred taxes.  Descriptions of these policies are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate.  Illiquid credit markets and declines in consumer spending have, among other things, combined to increase the uncertainty inherent in such estimates and assumptions.  As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions.  Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Recently Adopted Accounting Standards

During the three month period ended March 31, 2010, the Company did not adopt any new accounting standards.

NOTE 2—FAIR VALUE MEASUREMENTS

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

WMC entered into an advisory agreement with Visador, the parent company of Coffman, pursuant to which WMC agreed to pay Visador, subject to certain conditions, advisory fees, aggregating during the first three years to a maximum of $750,000 in exchange for Visador providing consulting and advisory services to WMC. Cash payments to Visador may be made only with permission of PNC.

The following table presents the liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2010.

Roll-forward of Level 3 Liabilities:
Balance — December 31, 2009	$603,000
Accretion of interest expense	20,000

Balance March 31, 2010	$623,000

The carrying amounts of cash, receivables, accounts payable, and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of notes payable is determined using current applicable rates for similar instruments as of the balance sheet date and they approximate the carrying amounts.

At March 31, 2010 and 2009, the Company had no material foreign exchange forward contracts outstanding.  Additionally, there was no material realized or unrealized gains related to these contracts during the three month periods ended March 31, 2010 and 2009, respectively.

NOTE 3 — DISCONTINUED OPERATIONS

WMC was primarily engaged in the manufacturing and importing of stair parts and related accessories.  In an effort to improve the overall results of the Company’s existing stair parts operation, the company acquired, as of June 8, 2009, through a newly formed subsidiary, WMC, substantially all of the assets of one of its competitors in the stair parts business, Coffman Stairs, LLC. These transactions were executed in an attempt to take advantage of the synergies available by combining two large players in an industry at the bottom of its economic cycle with complementary distribution channels and operations.

WMC was not able to achieve the revenue levels anticipated prior to the WMC transactions and, as a result, never produced positive cash flows. This caused, among other things, defaults on the loan agreement specific to WMC. Its lender agreed to forbear from taking certain actions through August 31, 2010.  The Company had undertaken a search for additional sources of capital and considered, among other alternatives, an outright sale of WMC. Primarily as the result of the aforementioned, at December 31, 2009, the Company wrote down the carrying value of the net assets of WMC by $5,549,000, to reflect their fair value. Neither P&F nor any of its subsidiaries other than WMC is a party to or a guarantor of any debt obligations of WMC.

As the result of a decision reached by the Company’s board of directors in March 2010, the Company is Reporting WMC as a discontinued operation effective January 1, 2010.  WMC continues to fund its operations through a separate asset-based credit facility. The Company does not anticipate any further write downs related to WMC, regardless of the ultimate resolution of its situation.

The table below presents the items that have been reclassified into assets and liabilities of discontinued operations:

	March 31, 2010	December 31, 2009

Cash	$7,000	$53,000
Accounts receivable, net	2,508,000	2,124,000
Inventory, net	5,720,000	7,919,000
Other current assets	472,000	701,000
Total assets reclassified to current assets of discontinued operations	$8,707,000	$10,797,000

Machinery and equipment, net	$2,256,000	$2,439,000
Other	1,424,000	1,485,000
Total assets reclassified to non-current assets of discontinued operations	$3,680,000	$3,924,000

Short-term borrowings	$4,374,000	$4,382,000
Accounts payable and accrued expenses	3,755,000	4,251,000
Other current liabilities	570,000	1,086,000
Total liabilities reclassified to current liabilities of discontinued operations	$8,699,000	$9,719,000

Long-term debt, less current portion	$5,787,000	$5,222,000
Total non-current liabilities reclassified to non-current liabilities of discontinued operations	$5,787,000	$5,222,000

The results of operations of WMC for the periods presented are:

	March 31, 2010	March 31, 2009

Revenue	$6,269,000	$3,341,000

Gross profit	$491,000	$532,000

Selling, general and administrative expenses and interest expense	$2,235,000	$857,000

Loss before income taxes	$(1,744,000)	$(325,000)
Income tax benefit	—	(58,000)

Loss from discontinued operations, net of tax benefit	$(1,744,000)	$(267,000)

NOTE 4 — LOSS PER SHARE

Basic loss per common share is based on the average number of shares of common stock outstanding for the periods. Diluted earnings per common share reflects the effect of shares of common stock issuable upon the exercise of options, unless the effect on earnings is antidilutive.

Diluted loss per common share is computed using the treasury stock method. Under this method, the aggregate number of shares of common stock outstanding reflects the assumed use of proceeds from the hypothetical exercise of any outstanding options to purchase shares of the Company’s Class A Common Stock. The average market value for the period is used as the assumed purchase price.

The following table sets forth the computation of basic and diluted loss per common share:

	Three months ended
	March 31,
	2010	2009
Numerator:
Numerator for basic and diluted loss per common share:
Loss from continuing operations	$(707,000)	$(339,000)
Loss from discontinued operations, net of taxes	(1,744,000)	(267,000)
Net loss	$(2,451,000)	$(606,000)
Denominator:
Denominator for basic and diluted loss per share — weighted average common shares outstanding	3,615,000	3,615,000

At March 31, 2010 and 2009 and during the three month periods then ended, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Class A Common Stock for the period. These options are antidilutive and are excluded from the computation of loss per share. Diluted loss per share for the three month period ended March 31, 2010 was the same as basic loss per share, since the effect of the inclusion of common share equivalents would be anti-dilutive, because of the reported loss.

NOTE 5 - STOCK-BASED COMPENSATION

Stock-based Compensation

Total stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options and warrants.  Compensation expense attributable to stock-based compensation during the three-month periods ended March 31, 2010 and 2009 was approximately $35,000 and $70,000, respectively.  The compensation expense is recognized in selling, general and administrative expenses on the Company’s statements of operations on a straight-line basis over the vesting periods.  The Company recognizes compensation cost over the requisite service period. However, the exercisability of the respective non-vested options, which are at pre-determined dates on a calendar year, do not necessarily correspond to the period(s) in which straight-line amortization of compensation cost is recorded. As of March 31, 2010, the Company had approximately $142,000 of total unrecognized compensation cost related to non-vested awards granted under our stock-based plans, which we expect to recognize over a weighted-average period of 1.5 years.  The Company did not grant any stock options or warrants during the three month period ended March 31, 2010.

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

The following is a summary of the changes in outstanding options for the three months ended March 31, 2010:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2010	514,624	$7.26	5	—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, March 31, 2010	514,624	$7.26		—

Vested, March 31, 2010	366,957	$8.22		—

The following is a summary of changes in non-vested shares for the three months ended March 31, 2010:

	Option Shares	Weighted Average Grant- Date Fair Value
Non-vested shares, January 1, 2010	147,627	$2.85
Granted	—
Vested	—
Forfeited	—
Non-vested shares, March 31, 2010	147,627	$2.85

The number of shares of Class A common stock reserved for stock options available for issuance under the Current Plan as of March 31, 2010 was 443,212. Of the options outstanding at March 31, 2010, all were issued under the Current Plan.

NOTE 6 — RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted Accounting Standards

There were no recently adopted accounting standards by the Company during the three month period ended March 31, 2010.

Recently Issued Accounting Standards

There were no recently issued accounting standards during the three month period ended March 31, 2010, which affect the Company.

Management does not believe that any other recently issued, but not yet effective accounting standards, if currently adopted would have a material effect on our consolidated condensed financial statements.

NOTE 7 - ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	March 31, 2010	December 31, 2009
Accounts receivable	$7,410,000	$7,694,000
Allowance for doubtful accounts	(157,000)	(149,000)
	$7,253,000	$7,545,000

NOTE 8 — INVENTORIES

Inventories - net consist of:

	March 31, 2010	December 31, 2009
Raw material	$2,033,000	$2,086,000
Work in process	528,000	680,000
Finished goods	17,711,000	18,532,000
	20,272,000	21,298,000
Reserve for obsolete and slow-moving inventories	(1,470,000)	(1,552,000)
	$18,802,000	$19,746,000

NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS

During the three-month period ended March 31, 2010, there was no change to the carrying value of goodwill.

Other intangible assets were as follows:

	March 31, 2010			December 31, 2009
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships	$5,070,000	$3,011,000	$2,059,000	$5,070,000	$2,930,000	$2,140,000
Non-compete and Employment agreements	760,000	760,000	—	760,000	760,000	—
Trademarks	199,000	—	199,000	199,000	—	199,000
Drawings	290,000	45,000	245,000	290,000	41,000	249,000
Licensing	105,000	45,000	60,000	105,000	42,000	63,000
Totals	$6,424,000	$3,861,000	$2,563,000	$6,424,000	$3,773,000	$2,651,000

Amortization expense for intangible assets subject to amortization was as follows:

Three months ended March 31,
2010	2009
$88,000	$88,000

Amortization expense for each of the twelve-month periods ending March 31, 2011 through March 31, 2015 is estimated to be as follows: 2011 - $351,000 ; 2012 - $350,000 ; 2013 - $330,000; 2014 - $185,000 and 2015 - $186,000 .  The weighted average amortization period for intangible assets was 9.1 years at March 31, 2010 and 9.3 years at December 31, 2009.

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

Changes in the Company’s warranty liability, included in other accrued liabilities, were as follows:

	Three-months ended March 31,
	2010	2009
Balance, beginning of period	$183,000	$337,000
Warranties issued and changes in estimated pre-existing warranties	112,000	117,000
Actual warranty costs incurred	(88,000)	(255,000)
Balance, end of period	$207,000	$199,000

NOTE 11 — BANK DEBT

SHORT-TERM LOANS

The Company and its subsidiaries, other than WMC, as co-borrowers entered into a Credit Agreement, (“Credit Agreement”) as amended, with two banks (“banks”) in 2004.  The Credit Agreement, among other things, includes a revolving credit loan facility, (“revolving loan”). The revolving loan can be used for direct borrowings, with various sub-limits for letters of credit, bankers’ acceptances and equipment loans. There were no letters of credit, bankers’ acceptances or equipment loan borrowings at March 31, 2010, or December 31, 2009. There are no commitment fees for any unused portion of this Credit Agreement. Direct borrowings under the revolving loan are secured by the Company’s accounts receivable, inventory, equipment and real property, and are cross-guaranteed by each of the Company’s subsidiaries, except WMC. These borrowings bear interest at LIBOR (London InterBank Offered Rate) , (with a minimum of 1.0%), or the prime interest rate, plus in either case, the currently applicable loan margin of 4.25%.  However, as the result of the Company not complying with certain financial covenants, an additional default interest rate of 2.0% was added.  The revolving loan within the Credit Agreement expired March 30, 2010.  Primarily the result of the expiration of the revolving credit facility, and the Company being in default on various financial covenants, the banks on March 31, 2010 withdrew approximately $957,000 from its operating accounts and applied these funds to pay down the term note, discuss below.  At March 31, 2010 and December 31, 2009, the balances outstanding on the revolving loan with the banks were $13,900,000 and $16,300,000, respectively.  During the period April 1, 2010 through April 23, 2010, the banks returned the $957,000 to the Company’s operating accounts.  On April 23, 2010, the Company and the banks executed a waiver and amendment which, among other things, extended the termination date of the revolving credit loan portion of the Credit Agreement facility to January 1, 2011, waived all then existing defaults and eliminated the default interest rate factor of 2.0% . The waiver and amendment set new financial covenants and adjusted the borrowing base calculation as well as reduced the size of the facility from $17,500,000 to $16,500,000.  In addition, it required that all future advances shall be subject to the requirement that the aggregate amount advanced after giving effect to any such future advances be at least $750,000 less than the aggregate lendable value in eligible borrowing base assets.  Finally, the banks required a subordinated loan of $750,000, which, in the aggregate was provided by its Chief Executive Officer, President and Chairman of the Board of Directors, (“CEO”), and another unrelated party.

In connection with the WMC transactions, WMC entered into the WMC loan agreement with PNC Bank (“PNC”). The WMC loan agreement expires June 8, 2012. Neither the Company nor any other subsidiary is a co-borrower or a guarantor to this WMC loan agreement.  The WMC loan agreement provided a maximum loan amount of $12,000,000, of which $1,134,000 was established as a term loan, the balance of $10,866,000 was the maximum revolving advance amount.  The WMC loan agreement is collateralized by the accounts receivable, inventory, equipment, and general intangibles of WMC.  At March 31, 2010 and December 31, 2009, WMC was not in compliance with certain financial covenants of the Loan Agreement.  This caused a default on the WMC loan agreement, and pursuant to a Forbearance Agreement dated February 22, 2010, PNC agreed to forbear from taking certain actions, such as accelerating repayment of the loan, through August 31, 2010. The Forbearance Agreement set new financial covenants and adjusted the borrowing base calculation as well as reduced the maximum amount the Company could borrow under the revolver from $10,866,000 to $7,000,000.  Per the Forbearance Agreement, PNC required WMC to obtain additional funding of $250,000.  During the three month period ended March 31, 2010, this funding was made by the CEO and a trust controlled by the president of Countrywide Hardware, pursuant to a junior participation agreement (See Note 12).  In return, PNC agreed to reduce a block that applied to the revolving loan by $350,000.  The balance at March 31, 2010 and December 31, 2009 were $4,374,000 and $4,382,000, respectively.  During the three month period ended March 31, 2010, WMC paid interest at the default rate of 8.0% per annum.   This PNC bank debt is included in the current position of liabilities of discontinued operations.

LONG TERM LOANS

As part of the amendment to the Credit Agreement entered into in March 2009, the banks agreed to cancel and refinance two term loans.  The amendment created one new term loan in the amount of $7,116,000 with the balance of $6,084,000 added to the revolving credit loan facility. This new term loan will expire March 30, 2012. Further, this new term loan requires the Company to make monthly principal installment payments, which aggregate to approximately $1,780,000 annually.  Similar to the borrowings under the revolving loan facility of the Credit Agreement, borrowings under the new term loan created by the March 2009 amendment are secured by the Company’s accounts receivable, inventory, equipment and real property and are cross-guaranteed by each of the Company’s subsidiaries, with the exception of WMC. The balance of this term loan at March 31, 2010 and December 31, 2009 was $4,528,000 and $5,782,000, respectively.  This term loan bears interest at LIBOR plus the currently applicable loan margin of 4.50%.  However, as the result of the Company not complying with certain financial covenants, a default interest rate premium of an additional 2.0% was added.

Included within the WMC loan agreement entered into with PNC, was a term loan with a principal amount of $1,134,000, which is to be repaid in twenty-four equal monthly installments of $47,250.  As the result of WMC’s non-compliance with certain financial covenants, the entire balance at March 31, 2010 and December 31, 2009, of $850,000 and $992,000 are included in the current portion of liabilities of discontinued operations.

Countrywide is a party to a loan agreement with Wachovia Bank, which is secured by a mortgage with respect to the real property owned by Countrywide and utilized by Nationwide.  Countrywide did not make the final “balloon” payment that was due on September 21, 2009.  As a result of the non-payment, cross-default provisions set forth in the loan agreement between Florida Pneumatic and Wachovia, secured by a mortgage with respect to the real property owned and utilized by Florida Pneumatic, were triggered.  On February 23, 2010, Wachovia amended the underlying loan document to among other things, extend the maturity date of the balloon payment to June 1, 2010 and require the Company to make monthly principal payments of approximately $11,000 plus accrued interest commencing on March 24, 2010.  On April 22, 2010, the Company and Wachovia entered into a new Loan Modification Agreement, which became effective April 23, 2010, wherein the Company agreed to prepay $150,000 toward the balance due on the loan agreement. In exchange, Wachovia waived all prior defaults and extended the maturity date to January 1, 2011. The balance on this loan agreement at March 31, 2010 and December 31, 2009 was $1,079,000 and $1,091,000, respectively.

The Credit Agreement entered into with the banks also includes a foreign exchange line, which provides for the availability of up to $10,000,000 in foreign currency forward contracts.  These contracts fix the exchange rate on future purchases of foreign currencies needed for payments to foreign suppliers.  At March 31, 2010, there are no foreign currency forward contracts outstanding.

In connection with the acquisition of Hy-Tech, the Company agreed to make additional payments (“Contingent Consideration”) to the sellers. The amount of the Contingent Consideration was based upon Hy-Tech achieving certain financial performance thresholds during the two year period ending on the second anniversary of the acquisition. Further, the Company agreed to make an additional payment (“Additional Contingent Consideration”), subject to certain conditions related primarily to an exclusive supply agreement with a major customer and, to a certain extent, and subject to certain provisions, the achievement of Contingent Consideration. Hy-Tech successfully achieved the required thresholds necessary to be entitled to both the Contingent Consideration and the Additional Contingent Consideration. The total amount of the Contingent Consideration and the Additional Contingent Consideration was approximately $2,292,000. According to the agreement, the amounts due the sellers were payable in May 2009. The Company and the sellers agreed upon payment arrangement wherein the Company was required and did make a payment of approximately $573,000 in May 2009, with the balance of approximately $1,719,000 to be paid in six equal payments incurring interest at 6.0% per annum, payable quarterly commencing in August 2009. The August 2009 and November 2009 installment payments with interest were paid timely. However, due to the default on the Credit Agreement, the Company was not permitted to make any subsequent payment without permission from the banks. Further, pursuant to the Waiver and Amendment dated April 23, 2010, the Company is still not permitted to make any future payments without permission from the banks. The Company,  has been accruing interest at 12.0% per annum, the default rate of interest.

NOTE 12—RELATED PARTY TRANSACTIONS

On February 22, 2010, in connection with a Forbearance and Amendment Agreement by and among WMC and PNC,  the Company’s CEO and a trust controlled by the president of Countrywide Hardware, (collectively the “Junior Participants”), entered into a Junior Participation Agreement with PNC. Each Junior Participant remitted to PNC $125,000. These remittances are without recourse to PNC and shall constitute a junior and subordinate participation in the outstanding advances PNC may make to WMC. All amounts payable to the Junior Participants, whether regarding principal, interest or otherwise shall be repayable by PNC bank only on the termination of all of the transactions between WMC and PNC, and only out of any surplus received by PNC remaining after the payment in full in cash to PNC of all obligations owing to PNC, including expenses, interest and all other charges. In no event shall the amount returned to the Junior Participants exceed the amount of the invested amount plus accrued interest. The rate of interest accruing on the $250,000 shall be at the identical rate PNC is permitted under the terms of the original credit facility.

The president of one of our subsidiaries is part owner of one of the subsidiary’s vendors. During the three month periods ended March 31, 2010 and 2009, we purchased approximately $204,000 and $345,000, respectively, of product from this vendor.

NOTE 13—SUBSEQUENT EVENTS

On April 5, 2010, WMC provided all of its employees at its Marion, VA facility, approximately 100 people, with a notification, pursuant to the Worker Adjustment and Retraining Notification Act, regarding the anticipated layoff of a substantial number of employees, beginning in sixty days.

On May 4, 2010, WMC received a letter (the “Termination Letter”) from AGNL Coffman, L.L.C. (“AGNL”) purporting to terminate the Lease Agreement, dated as of March 30, 2007, by and between AGNL, as Landlord, and Coffman Stairs, LLC and Visador Holding Corporation, jointly and severally, as Tenant (the “Original Lease”), as amended on June 8, 2009 by First Amendment to Lease Agreement made by AGNL and WMC (the “First Amendment”) to provide for, among other things, WMC’s replacement of the original tenants under the Lease (the Original Lease and the First Amendment are collectively referred to herein as the “Lease”).

The Lease, among other things, provides for Basic Rent, as defined in the Lease of $580,000 per annum, payable quarterly in advance on January 1st, April 1st, July 1st and October 1st, in equal installments of $145,000 and such Additional Rent, as defined, in the Lease, including, but not limited to, all costs of landlord and tenant incurred in connection with the ownership, use and maintenance of the Leased Premises, as defined.  The Lease provides that upon the occurrence of an Event of Default, as defined, AGNL shall have the right, at its sole option, to exercise any of the remedies set forth in the Lease, including, but not limited to, giving notice to WM Coffman of its intent to terminate the Lease on a specific date; Further, the Lease provides that, in the event AGNL gives notice to WMC of its intent to terminate the Lease, then, upon written demand from AGNL, WMC shall (a) immediately surrender and deliver possession of the Leased Premises to AGNL; (b) pay to AGNL, as liquidated and agreed final damages for Tenant’s default and in lieu of all current damages beyond the date of such demand, an amount equal to the present value of the excess, if any, of (i) all Basic Rent from the date of such demand to the date on which the term of the Lease is scheduled to expire in the absence of any earlier termination, re-entry or repossession over (ii) the then fair market rental value of the Leased Premises for the same period and (c) pay to AGNL all Monetary Obligations that are then due and unpaid and those that arise or become due by reason of Tenant’s default under the Lease.

According to the Termination Letter, (1) Basic Rent in the amount of $152,187 was due on April 1, 2010; (2) WMC failed to make such payment and, on or about April 28, 2010, made a partial payment of $50,528.65; and (3) as of May 4, 2010, the date of the Termination Letter, WMC had not paid either the balance due with respect to the Basic Rent or Additional Rent amounting to $94,198.81.  Accordingly, AGNL noticed WMC of its intent to terminate the Lease, effective May 4, 2010, and demanded payment from WMC, not the Company, in the amount of $6,134,279.73 as liquidated and agreed final damages.  WMC is in the process of analyzing the current facts and circumstances to determine its course of action with respect to the Termination Letter

NOTE 14 - BUSINESS SEGMENTS

P&F operates in two primary lines of business, or segments: (i) tools and other products (“Tools”) and (ii) hardware and accessories (“Hardware”). For reporting purposes, Florida Pneumatic and Hy-Tech are combined in the Tools segment, while Nationwide is in the Hardware segment.  The Company evaluates segment performance based primarily on segment operating income. The accounting policies of each of the segments are the same as those described in Note 1.

	Consolidated	Tools	Hardware
Three month period ended March 31, 2010

Net revenues from unaffiliated customers	$11,147,000	$7,820,000	$3,327,000

Segment operating income	$1,268,000	$853,000	$415,000
General corporate expense	(1,586,000)
Interest expense—net	(389,000)
Loss before income taxes	$(707,000)

Segment assets	$46,349,000	$36,889,000	$9,460,000
Corporate assets	6,251,000
Total assets	$52,600,000

Long-lived assets, including $435,000 at corporate	$20,510,000

	Consolidated	Tools	Hardware
Three month period ended March 31, 2009

Net revenues from unaffiliated customers	$12,221,000	$9,145,000	$3,076,000

Segment operating (loss) income	$1,099,000	$1,007,000	$92,000
General corporate expense	(1,202,000)
Interest expense—net	(305,000)
Loss before income taxes	$(408,000)

Segment assets	$54,246,000	$41,354,000	$12,892,000
Corporate assets	8,134,000
Total assets	$62,380,000

Long-lived assets, including $193,000 at corporate	$18,966,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of P&F Industries, Inc. and subsidiaries (“P&F”, or “the Company”). P&F and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” and their opposites and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. Any forward-looking statements contained herein, including those related to the Company’s future performance, are based upon the Company’s historical performance and on current plans, estimates and expectations. All forward-looking statements involve risks and uncertainties. These risks and uncertainties could cause the Company’s actual results for the 2010 fiscal year and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company for a number of reasons, as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 in response to Item 1A to Part I of Form 10-K. Forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

The Company conducts its Hardware business through Countrywide, which in turn operates through its wholly-owned subsidiaries, Nationwide Industries, Inc. (“Nationwide”), and until June 8, 2009 Woodmark International, L.P. (“Woodmark”) and Pacific Stair Products, Inc. (“PSP”). Woodmark was, until the transactions (“WMC transactions”) which formed WM Coffman, LLC (“WMC”) in June 2009, an importer of both stair parts components and kitchen and bath hardware and accessories. Woodmark marketed its stair parts nationally. Effective with the WMC transactions, the operations of Woodmark’s kitchen and bath hardware and accessories product line was transferred to Nationwide.  PSP, until the WMC transactions, marketed Woodmark’s staircase components to the building industry, in southern California and the southwestern region of the United States.  As a result of the WMC transactions, Woodmark and PSP no longer functioned as operating units.  Woodmark and PSP contributed certain net assets to WMC in return for members’ equity. Accordingly, effective with the WMC transactions, the stair parts business, which formerly reported through Woodmark and PSP became part of WMC. These transactions were executed in an attempt to take advantage of the synergies available by combining two large players in the stair parts business, an industry at the bottom of its economic cycle with complementary distribution channels and operations. WMC was not able to achieve the revenue levels anticipated prior to the WMC transactions and, as a result, never produced positive cash flow. This caused, among other things, a default on the loan agreement specific to WMC and the lender agreed to forbear from taking certain actions, through August 31, 2010. Neither P & F nor any of its subsidiaries other than WMC is a party to or a guarantor of any debt obligations of WMC. Primarily as the result of the aforementioned, at December 31, 2009, the Company wrote down the carrying value of the net assets of WMC by $5,549,000, to reflect their fair value.

As a result, of a decision reached by our board of directors, we are reporting WMC as a discontinued operation, effective January 1, 2010.  WMC continues to fund its operations through a separate asset based credit facility with PNC bank.

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

Florida Pneumatic

Florida Pneumatic is engaged in the importation, manufacture and sale of pneumatic hand tools, primarily for the industrial, retail and automotive markets, and the importation and sale of compressor air filters. Florida Pneumatic also markets, through its Berkley Tool division (“Berkley”), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely-used brand of pipe cutting and threading machines.   Through its Franklin Manufacturing (“Franklin”) division, Florida Pneumatic imported and marketed a line of door and window hardware including locksets, deadbolts, door and window security hardware, rope-related hardware products and fire escape ladders. However, primarily due to an ongoing diminishing market, Florida Pneumatic decided to discontinue marketing the Franklin products line effective December 31, 2009.

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

Hy-Tech’s products are sold to distributors and private label customers through in-house sales personnel and manufacturers’ representatives. Users of Hy-Tech’s tools include refineries, chemical plants, power generation facilities, the heavy construction industry, oil and mining companies and heavy industry. Hy-Tech’s products are sold off the shelf, and are also produced to customer’s orders. The business is not seasonal, but it may be subject to significant periodic changes resulting from scheduled shutdowns in refineries, power generation facilities and chemical plants.

Hardware

Nationwide

Nationwide, headquartered in Tampa, Florida, is an importer and distributor of fencing, door, and window hardware, and is reported as Other Hardware below.

KEY INDICATOR

Economic Measure

We focus on a wide array of customer types, and as such, do not rely as much on specific economic measures or indicators.  As such, we tend to track the general economic conditions of the United States, industrial production and general retail sales, all of which have, for the most part, trended downward during the past year.

We pay particular attention to the cost of our raw materials, in particular metals, especially various types of steel and aluminum, and wood.  To a lesser extent, we are impacted by the value of the U.S. dollar in relation to the Japanese yen (“yen”) and the Taiwan dollar (“TWD”), as we purchase a portion of our products from these two countries in the local currencies. We also make purchases from Chinese sources in U.S. dollars. However, if the Chinese currency, the Renminbi (“RMB”), were to be revalued against the dollar, there could be a significant negative impact on the cost of our products.

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

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, (“GAAP”). Certain of these accounting policies require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities, revenues and expenses. On an ongoing basis, we evaluate estimates, including those related to bad debts, inventory reserves, goodwill and intangible assets, deferred tax assets and warranty reserves. We base our estimates on historical data and experience, when available, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

There have been no material changes in our critical accounting policies and estimates from those discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009.

RESULTS OF OPERATIONS

The table below provides an analysis of our net revenue for the three month period ended March 31, 2010 and 2009.

Revenue

Total revenue is generated in U.S. dollars and is not impacted by changes in foreign currency exchange rates.

	Three-months Ended March 31,
	2010	2009	Variance	Variance
			$	%
Tools
Florida Pneumatic	$4,546,000	$4,709,000	$(163,000)	(3.5)%
Hy-Tech	3,274,000	4,436,000	(1,162,000)	(26.2)
Tools Total	7,820,000	9,145,000	(1,325,000)	(14.5)

Hardware
Other Hardware	3,327,000	3,076,000	251,000	8.2
Hardware Total	3,327,000	3,076,000	251,000	8.2

Consolidated	$11,147,000	$12,221,000	$(1,074,000)	(8.8)%

Tools

When comparing the three-month periods ended March 31, 2010 and 2009, net revenue reported by our Tools segment decreased $1,325,000. Primary components to the decrease at Florida Pneumatic include decreases in revenue of $313,000 of its Franklin products line, resulting from the decision at December 31, 2009, to no longer market this line, and a decrease in revenue of $83,000 from its Berkley, filters and OEM product lines.  Offsetting these reductions were increases in revenue of $153,000 and $57,000, respectively, of its industrial/catalog and automotive lines.  There was a modest increase of $21,000 at sales to its major retail customer.  Florida Pneumatic’s relationships with its key customers, given the current economic conditions remain good.

Hy-Tech, which focuses on the industrial sector of the pneumatic tools market, continues to be adversely affected by the down-turn in its market sector. Further, its revenue during the three month period ended March 31, 2009, included unusually large orders from two of its customer.  Approximately two thirds of the decrease this quarter is due to reductions in sales to these two major customers. The balance of the decrease was across its suite of products as well as customer base.  Despite the overall decrease in revenue, given the current economic conditions, Hy-Tech’s relationships with its customer base, remain good.

Hardware

Despite an 8.2% increase in revenue, Other Hardware revenue, which is comprised of revenue from the sale of fencing and gate hardware, kitchen and bath accessories, OEM products and patio hardware, continues to be affected by, among other things, the general overall economic sluggishness, a diminishing recreational vehicle and modular home markets, and competitive pressures.  Other Hardware revenue consists of fencing and gate hardware, kitchen and bath, OEM and patio hardware, which during the three-month period ended March 31, 2010, had revenue of $1,849,000, $820,000, $448,000 and $210,000, respectively, compared to $1,625,000, $851,000, $429,000 and $171,000, respectively, during the same period in the prior year.

Gross Margins / Profits

Gross profits and gross margins for the three month periods ended March 31, 2010 and 2009 were as follows:

Three months ended March 31,		Consolidated	Tools	Hardware
2010	Gross Profit	$3,999,000	$2,707,000	$1,292,000
	Gross Margin	35.9%	34.6%	38.8%

2009	Gross Profit	$4,100,000	$3,200,000	$900,000
	Gross Margin	33.5%	35.0%	29.3%

Tools

Gross margins in the Tools segment for the three-month period ended March 31, 2010 decreased 0.4 percentage points to 34.6% for the three month period ended March 31, 2010, from 35.0% for the three-month period ended March 31, 2009. Gross profit for this segment also decreased when comparing the three month periods ended March 31, 2010 and 2009, due primarily to lower revenue and product mix.

Specifically, when comparing the three-month periods ended March 31, 2010 and 2009, Florida Pneumatic’s gross margin increased 4.6 percentage points.  This increase in gross margin is due primarily to improved pricing from its overseas suppliers, lower indirect labor and improved utilization of fixed overhead.  As the result of improved gross margins applied to slightly higher revenue Florida Pneumatic’s gross profit improved by more than $151,000.

Both gross margin and gross profit decreased at Hy-Tech when comparing the three-month periods ended March 31, 2010 and 2009. Gross margins decreased approximately 5.0 percentage points. The reduction in gross margin, combined with the decrease in revenue, caused Hy-Tech’s gross profit to decrease approximately $644,000.  The decrease in gross margin reported this quarter at Hy-Tech is primarily due to lower overhead absorption which in turn was due to lower volume through the facility.  We believe the economic slowdown will continue to adversely affect the industrial sector of our Tools segment.  Although the under-absorption of manufacturing overhead is principally driven by the amount of manufactured product put through the facility, Hy-Tech will continue to examine its manufacturing overhead costs in an effort to identify areas where it believes it can improve absorption, however there can be no assurance this will be effective.

Hardware

Our gross margin attributable to Other Hardware product lines for the three-month period ended March 31, 2010 increased to 38.8% from 29.3% during the same period in the prior year. This improvement is primarily the result of (i) product mix, (ii) reduction in the cost of products being relieved from inventory, and (iii) greater absorption of warehouse overhead.  We expect gross margin for this segment to reduce slightly during the remainder of 2010, as higher priced products currently being purchased will ultimately flow through cost of goods sold.

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

For the three-month period ended March 31, 2010, our SG&A was $4,317,000 reflecting an increase of $114,000, when compared to $4,203,000 for the three-month period ended March 31, 2009. As a percentage of revenue, SG&A was 38.7% for the three-month period ended March 31, 2010 compared to 34.4% for the same period in the prior year.  The most significant factor contributing to the net change was the increase of $343,000 in legal, consulting and accounting fees incurred during this quarter compared to the first quarter of 2009.  This increase is primarily attributable to our efforts to resolve various matters with our banks, and to a lesser degree, the costs associated with our efforts to liquidate, sell or otherwise dispose of WMC.  Additionally, when comparing the first quarter of 2010 to the same period in 2009, we incurred $64,000 of additional general legal fees and expenses.  However, partially offsetting the above was, as the result of the continued company-wide pay rate reduction, a decrease in our compensation, payroll taxes and benefits aggregating $285,000.  Although, during our first quarter of 2010, our Company-wide pay and benefits program was negated by increased legal, consulting and accounting costs, we continue to maintain stability throughout the remaining SG&A.  We intend to examine our operating expenses, for further possible reductions particularly during these difficult times.

Interest - Net

Our net interest expense of $389,000 for the three-month period ended March 31, 2010, reflects an increase of $84,000 or 27.5%, when compared to net interest expense of $305,000 incurred for the same period in the prior year. Interest expense incurred in connection with our Term Loan decreased $41,000 to $95,000 from $136,000 during the first quarter of 2009, principally the result of lower average borrowings during the period due to repayments, offset by higher average interest rates. Interest expense on borrowings under our revolving credit loan facility for the three-month period ended March 31, 2010 was $240,000, compared to $139,000 for the same period in 2009, an increase of $101,000.  Factors contributing to this increase include higher interest rates, which included the addition of the default rate adjustment applied to our borrowings under the revolving credit facility during the three month period ended March 31, 2010, partially offset by lower average loan balances. Our total average debt balances under the terms of our credit facilities with our banks for the quarters ended March 31, 2010 and 2009 were $19,628,000 and $27,691,000, respectively. The total average interest rate for the quarters ended March 31, 2010 and 2009 were 6.84% and 4.04%, respectively.

Income Taxes

The effective rate applicable to our loss from continuing operations for the three-month period ended March 31, 2010, differs from the statutory rate primarily due to uncertainties relating to projected future taxable income, which would enable us to realize the federal carry-forward benefit. As such, we applied a 100% valuation allowance of the calculated tax benefit.   The effective rate applicable to the loss from continuing operations for the three month period ended March 31, 2009 of approximately 17% was the statutory rate, less the effect of state income taxes and permanent differences.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flows from operations can be somewhat cyclical, typically with the greatest demand in the second and third quarters followed by positive cash flows in the fourth quarter as receivables and inventories trend down.  We monitor average days sales outstanding, inventory turns estimated future purchasing requirements and capital expenditures to project liquidity needs and evaluate return on assets employed.

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	March 31, 2010	December 31, 2009
Working Capital of continuing operations	$6,520,000	$7,342,000
Current Ratio of continuing operations	1.27 to 1.0	1.30 to 1.0
Shareholders’ Equity	$23,199,000	$25,615,000

We and our subsidiaries, other than WMC, as co-borrowers entered into a Credit Agreement, (“Credit Agreement”) as amended, with two banks (“banks”) in 2004.  The Credit Agreement, among other things, includes a revolving credit loan facility, (“revolving loan”). The revolving loan can be used for direct borrowings, with various sub-limits for letters of credit, bankers’ acceptances and equipment loans. There were no letters of credit, bankers’ acceptances or equipment loan borrowings at March 31, 2010, or December 31, 2009. There are no commitment fees for any unused portion of this Credit Agreement. Direct borrowings under the revolving loan are secured by our accounts receivable, inventory, equipment and real property, and are cross-guaranteed by each of our subsidiaries, except WMC. These borrowings bear interest at LIBOR (London InterBank Offered Rate) , (with a minimum of 1.0%), or the prime interest rate, plus in either case, the currently applicable loan margin of 4.25%.  However, as the result of not complying with certain financial covenants, an additional default interest rate of 2.0% was added.  The revolving loan within the Credit Agreement expired March 30, 2010.  Primarily the result of the expiration of the revolving credit facility, and us being in default on various financial covenants, the banks on March 31, 2010 withdrew approximately $957,000 from our operating accounts and applied these funds to pay down the term note, discuss below.  At March 31, 2010 and December 31, 2009, the balances outstanding on the revolving loan with the banks were $13,900,000 and $16,300,000, respectively.  During the period April 1, 2010 through April 23, 2010, the banks returned the $957,000 to our operating accounts.  On April 23, 2010, we and the banks executed a waiver and amendment which, among other things, extended the termination date of the revolving credit loan portion of the Credit Agreement facility to January 1, 2011, waived all then existing defaults and eliminated the default interest rate factor of 2.0% . The waiver and amendment set new financial covenants and adjusted the borrowing base calculation as well as reduced the size of the facility from $17,500,000 to $16,500,000.  In addition, it required that all future advances shall be subject to the requirement that the aggregate amount advanced after giving effect to any such future advances be at least $750,000 less than the aggregate lendable value in eligible borrowing base assets.  Finally, the banks required a subordinated loan of $750,000, which, in the aggregate was provided by its Chief Executive Officer, President and Chairman of the Board of Directors, (“CEO”), and another unrelated party.

In connection with the WMC transactions, WMC entered into the WMC loan agreement with PNC Bank (“PNC”). The WMC loan agreement expires June 8, 2012. Neither us nor any other subsidiary is a co-borrower or a guarantor to this WMC loan agreement.  The WMC loan agreement provided a maximum loan amount of $12,000,000, of which $1,134,000 was established as a term loan, the balance of $10,866,000 was the maximum revolving advance amount.  The WMC loan agreement is collateralized by the accounts receivable, inventory, equipment, and general intangibles of WMC.  At March 31, 2010 and December 31, 2009, WMC was not in compliance with certain financial covenants of the Loan Agreement.  This caused a default on the WMC loan agreement, and pursuant to a Forbearance Agreement dated February 22, 2010, PNC agreed to forbear from taking certain actions, such as accelerating repayment of the loan, through August 31, 2010. The Forbearance Agreement set new financial covenants and adjusted the borrowing base calculation as well as reduced the maximum amount the Company could borrow under the revolver from $10,866,000 to $7,000,000.  Per the Forbearance Agreement, PNC required WMC to obtain additional funding of $250,000.  During the three month period ended March 31, 2010, this funding was made by the CEO and a trust controlled by the president of Countrywide Hardware, pursuant to a junior participation agreement (See Note 12).  In return, PNC agreed to reduce a block that applied to the revolving loan by $350,000.  The balance at March 31, 2010 and December 31, 2009 were $4,374,000 and $4,382,000, respectively.  During the three month period ended March 31, 2010, WMC paid interest at the default rate of 8.0% per annum.   This PNC bank debt is included in the current position of liabilities of discontinued operations.

As part of the amendment to the Credit Agreement entered into in March 2009, the banks agreed to cancel and refinance two term loans.  The amendment created one new term loan in the amount of $7,116,000 with the balance of $6,084,000 added to the revolving credit loan facility. This new term loan will expire March 30, 2012. Further, this new term loan requires us to make monthly principal installment payments, which aggregate to approximately $1,780,000 annually.  Similar to the borrowings under the revolving loan facility of the Credit Agreement, borrowings under the new term loan created by the March 2009 amendment are secured by the Company’s accounts receivable, inventory, equipment and real property and are cross-guaranteed by each of our subsidiaries, with the exception of WMC. The balance of this term loan at March 31, 2010 and December 31, 2009 was $4,528,000 and $5,782,000, respectively.  This term loan bears interest at LIBOR plus the currently applicable loan margin of 4.50%.  However, as the result of our not complying with certain financial covenants, a default interest rate premium of an additional 2.0% was added.

Included within the WMC loan agreement entered into with PNC, was a term loan with a principal amount of $1,134,000, which is to be repaid in twenty-four equal monthly installments of $47,250.    As the result of WMC’s non-compliance with certain financial covenants, the entire balance at March 31, 2010 and December 31, 2009 of $850,000 and $992,000 are included in the current portion of liabilities of discontinued operations.

Countrywide is a party to a loan agreement with Wachovia Bank, which is secured by a mortgage with respect to the real property owned by Countrywide and utilized by Nationwide.  Countrywide did not make the final “balloon” payment that was due on September 21, 2009.  As a result of the non-payment, cross-default provisions set forth in the loan agreement between Florida Pneumatic and Wachovia, secured by a mortgage with respect to the real property owned and utilized by Florida Pneumatic, were triggered.  On February 23, 2010, Wachovia amended the underlying loan document to among other things, extend the maturity date of the balloon payment to June 1, 2010 and require the Company to make monthly principal payments of approximately $11,000 plus accrued interest commencing on March 24, 2010.  On April 22, 2010, the Company and Wachovia entered into a new Loan Modification Agreement, which became effective April 23, 2010, wherein the Company agreed to prepay $150,000 toward the balance due on the loan agreement. In exchange, Wachovia waived all prior defaults and extended the maturity date to January 1, 2011. The balance on this loan agreement at March 31, 2010 and December 31, 2009 was $1,079,000 and $1,091,000, respectively.

In connection with the acquisition of Hy-Tech, we agreed to make additional payments (“Contingent Consideration”) to the sellers. The amount of the Contingent Consideration was based upon Hy-Tech achieving certain financial performance thresholds during the two year period ending on the second anniversary of the acquisition. Further, the Company agreed to make an additional payment (“Additional Contingent Consideration”), subject to certain conditions related primarily to an exclusive supply agreement with a major customer and, to a certain extent, and subject to certain provisions, the achievement of Contingent Consideration. Hy-Tech successfully achieved the required thresholds necessary to be entitled to both the Contingent Consideration and the Additional Contingent Consideration. The total amount of the Contingent Consideration and the Additional Contingent Consideration was

approximately $2,292,000. According to the agreement, the amounts due the sellers were payable in May 2009.  We and the sellers agreed upon payment arrangement wherein we were required and did make a payment of approximately $573,000 in May 2009, with the balance of approximately $1,719,000 to be paid in six equal payments incurring interest at 6.0% per annum, payable quarterly commencing in August 2009. The August 2009 and November 2009 installment payments with interest were paid timely. However, due to the default on the Credit Agreement, we were not permitted to make any subsequent payment without permission from the banks. Further, pursuant to the Waiver and Amendment dated April 23, 2010, we are still not permitted to make any future payments without permission from the banks.  As such we have been accruing interest at 12.0% per annum, the default rate of interest.

The Credit Agreement entered into with the banks also includes a foreign exchange line, which provides for the availability of up to $10,000,000 in foreign currency forward contracts.  These contracts fix the exchange rate on future purchases of foreign currencies needed for payments to foreign suppliers. At March 31, 2010, there were no foreign currency forward contracts outstanding.

During the three month period ended March 31, 2010, our cash decreased to nil from $546,000 at December 31, 2009.  Our total debt at March 31, 2010, excluding $10,522,000 attributable to WMC, was $21,655,000, compared to $25,463,000 at December 31, 2009. The percent of total debt to total book capitalization (total debt divided by total bank debt plus equity) was 48.3% at March 31, 2010, compared to 50.9% at December 31, 2009.

We had net cash of $3,173,000 provided by operating activities of continuing operations for the three-month period ended March 31, 2010, compared to $391,000 provided by operating activities of continuing operations during the three-month period ended March 31, 2009.

Capital spending was approximately $46,000 for the three month period ended March 31, 2010, compared to $561,000 made during the three month period ended March 31, 2009.  Capital expenditures for the balance of 2010 are expected to be approximately $300,000, some of which may be financed through our credit facilities or financed through independent third party financial institutions. Included in the expected total for 2010 are capital expenditures relating to new products, expansion of existing product lines and replacement of equipment.

We believe we will be able to fund our current working capital needs, interest and debt servicing payments with cash on hand and cash generated from operations, supplemented by borrowings available under the loan agreements from the banks and potentially available elsewhere, through at least January 1, 2011, which is the expiration of our current revolving credit facility with our current banks. Further, the Company continues to seek alternative sources of funding that may be more flexible. For example, the Company is attempting to obtain new first mortgages on its three properties to replace the current mortgages and the bank’s term note. In addition, the Company is in discussions with several lenders regarding a new revolving line of credit as well as a term loan secured by the Company’s machinery and equipment. The goal of these activities is to enhance the Company’s access to capital as well as cash flow.  However, the can be no assurance that we will be able to successful in our search for new banking arrangements on terms satisfactory to us or generate the necessary cash flows.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted Accounting Standards

There were no recently adopted accounting standards by us during the three month period ended March 31, 2010.

Recently Issued Accounting Standards

There were no recently issued accounting standards during the three month period ended March 31, 2010 which affect us.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on our consolidated financial statements or the Company’s future results of operations.

Item 3.                Quantitative And Qualitative Disclosures About Market Risk

Not required.

Item 4T.              Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed, under the supervision of, and with the participation of, our management including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities and Exchange Act of 1934). Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures as of March 31, 2010 were effective. Accordingly, management believes that the consolidated condensed financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the three-month period ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings

There have been no material changes to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 1A.       Risk Factors

There were no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.          Defaults Upon Senior Securities

None

Item 4.          [REMOVED AND RESERVED]

Item 5.          Other Information

None

Item 6.          Exhibits

See “Exhibit Index” immediately following the signature page.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P&F INDUSTRIES, INC.
(Registrant)

	By	/s/ Joseph A. Molino, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: May 17, 2010		(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit
10.1

Letter Agreement, dated January 22, 2010, by and among the Registrant., Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc. and Hy-Tech Machine, Inc., Citibank, N.A. and HSBC Bank USA, National Association as lenders, and Citibank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated January 27, 2010).

10.2

Forbearance and Amendment Agreement, dated as of February 22, 2010, by and among WM Coffman LLC, the financial institution set forth on the signature pages thereto and PNC Bank, National Association, as Agent (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated February 22, 2010).

103

Junior Participation Agreement, dated as of February 22, 2010, by and among Richard Horowitz, the Christopher John Kliefoth Revocable Trust UA 07-10-2007 and PNC Bank, National Association, as Agent and lender (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated February 22, 2010).

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