Form 10-Q
period 2010-06-30
P&F INDUSTRIES INC
filed 2010-08-13
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

As of August 13, 2010 there were 3,614,562 shares of the registrant’s Class A Common Stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

i

PART I - FINANCIAL INFORMATION

Item 1.                    Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS

Cash	$820,000	$546,000
Accounts receivable — net	7,596,000	7,545,000
Inventories - net	17,931,000	19,746,000
Notes and other receivables	92,000	110,000
Deferred income taxes — net	670,000	670,000
Income tax refund receivable	49,000	3,270,000
Prepaid expenses and other current assets	209,000	169,000
Assets of discontinued operations	188,000	10,797,000
TOTAL CURRENT ASSETS	27,555,000	42,853,000

PROPERTY AND EQUIPMENT
Land	1,550,000	1,550,000
Buildings and improvements	7,480,000	7,476,000
Machinery and equipment	16,199,000	16,130,000
	25,229,000	25,156,000
Less accumulated depreciation and amortization	12,792,000	11,990,000
NET PROPERTY AND EQUIPMENT	12,437,000	13,166,000

GOODWILL	5,150,000	5,150,000

OTHER INTANGIBLE ASSETS — net	2,476,000	2,651,000

DEFERRED INCOME TAXES -net	1,437,000	1,437,000

ASSETS OF DISCONTINUED OPERATIONS	16,000	3,924,000

OTHER ASSETS — net	233,000	237,000

TOTAL ASSETS	$49,304,000	$69,418,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES

Short-term borrowings	$11,300,000	$16,300,000
Accounts payable	2,530,000	1,396,000
Other accrued liabilities	3,103,000	2,003,000
Liabilities of discontinued operations	12,870,000	9,719,000
Current maturities of long-term debt	4,883,000	5,015,000
TOTAL CURRENT LIABILITIES	34,686,000	34,433,000

Long–term debt, less current maturities	1,688,000	4,148,000
Liabilities of discontinued operations	313,000	5,222,000

TOTAL LIABILITIES	36,687,000	43,803,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued - 3,956,431 at June 30, 2010 and December 31, 2009	3,956,000	3,956,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	10,684,000	10,615,000
Retained earnings	932,000	13,999,000
Treasury stock, at cost – 341,869 shares at June 30, 2010 and December 31, 2009	(2,955,000)	(2,955,000)

TOTAL SHAREHOLDERS’ EQUITY	12,617,000	25,615,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$49,304,000	$69,418,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three months		Six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009
Net revenue	$13,320,000	$14,073,000	$24,467,000	$26,294,000
Cost of sales	8,630,000	10,105,000	15,778,000	18,226,000
Gross profit	4,690,000	3,968,000	8,689,000	8,068,000
Selling, general and administrative expenses	4,084,000	3,823,000	8,401,000	8,026,000
Operating income	606,000	145,000	288,000	42,000
Interest expense	337,000	322,000	726,000	627,000
(Loss) income from continuing operations before income taxes	269,000	(177,000)	(438,000)	(585,000)
Income tax benefit	—	(106,000)	—	(175,000)
Net (loss) income from continuing operations	269,000	(71,000)	(438,000)	(410,000)

Loss from discontinued operations (net of tax benefit of none for the three and six-month periods ended June 30, 2010 and $268,000 and $326,000 for the three and six-month periods ended June 30, 2009)	(10,885,000)	(494,000)	(12,629,000)	(761,000)

Net loss	$(10,616,000)	$(565,000)	$(13,067,000)	$(1,171,000)

Basic and diluted earnings (loss) per share
Continuing operations	$0.07	$(0.02)	$(0.12)	$(0.11)
Discontinued operations	(3.01)	(0.14)	(3.49)	(0.21)
Net loss	$(2.94)	$(0.16)	$(3.61)	$(0.32)

Weighted average common shares outstanding:

Basic and diluted	3,615,000	3,615,000	3,615,000	3,615,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

		Class A Common Stock, $1 Par		Additional paid-in	Retained	Treasury stock
	Total	Shares	Amount	capital	earnings	Shares	Amount

Balance, January 1, 2010	$25,615,000	3,956,000	$3,956,000	$10,615,000	$13,999,000	342,000	$(2,955,000)

Net loss	(13,067,000)				(13,067,000)
Stock-based compensation	69,000			69,000

Balance, June 30, 2010	$12,617,000	3,956,000	$3,956,000	$10,684,000	$932,000	342,000	$(2,955,000)

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,
	2010	2009
Cash Flows from Operating Activities
Net loss	$(13,067,000)	$(1,171,000)

Adjustments to reconcile net loss to net cash provided by operating activities of continuing operations:
Loss from discontinued operations	12,629,000	761,000
Non-cash charges:
Depreciation and amortization	826,000	779,000
Amortization of other intangible assets	175,000	175,000
Amortization of other assets	38,000	6,000
Provision for losses on accounts receivable - net	27,000	(22,000)
Stock-based compensation	69,000	138,000
Deferred income taxes - net	—	651,000
(Gain) loss on sale of fixed assets	2,000	(2,000)
Changes in operating assets and liabilities:
Accounts receivable	(78,000)	(1,614,000)
Notes and other receivables	18,000	(34,000)
Inventories	1,815,000	3,131,000
Income tax refund receivable	3,221,000	(411,000)
Prepaid expenses and other current assets	(40,000)	(419,000)
Other assets	(34,000)	(184,000)
Accounts payable	1,134,000	2,153,000)
Accrued liabilities	904,000	(149,000)
Income taxes payable	196,000	—
Total adjustments	20,902,000	4,959,000
Net cash provided by operating activities of continuing operations	$7,835,000	$3,788,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited) (continued)

	Six months ended June 30,
	2010	2009
Cash Flows from Investing Activities:
Capital expenditures	$(99,000)	$(1,066,000)
Proceeds from sale of fixed assets	—	3,000
Additional purchase price – Hy-Tech	—	(2,362,000)
Net cash used in investing activities	(99,000)	(3,425,000)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	—	10,484,000
Repayments of short-term borrowings	(5,000,000)	(8,484,000)
Term loan advances	957,000	—
Repayments of term loan	(3,835,000)	(6,889,000)
Net proceeds from equipment lease financing	—	348,000
Principal payments on long-term debt	(464,000)	(35,000)
Proceeds from notes payable	750,000	1,583,000
Net cash used in financing activities	(7,592,000)	(2,993,000)

Cash Flows from Discontinued Operations:
Operating activities	258,000	825,000
Investing activities	460,000	(13,799,000)
Financing activities	(588,000)	15,194,000
Net cash provided by Discontinued Operations	130,000	2,220,000

NET INCREASE (DECREASE) IN CASH	274,000	(410,000)
Cash at beginning of period	546,000	845,000
Cash at end of period	$820,000	$435,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$694,000	$627,000
Income taxes	$16,000	$30,000

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

The unaudited consolidated condensed balance sheet information as of December 31, 2009 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The interim financial statements contained herein should be read in conjunction with that Report.

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

Florida Pneumatic is engaged in the importation, manufacture and sale of pneumatic hand tools, primarily for the industrial, retail and automotive markets, and the importation and sale of compressor air filters. Florida Pneumatic also markets, through its Berkley Tool division (“Berkley”), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely-used brand of pipe cutting and threading machines.   Through its Franklin Manufacturing (“Franklin”) division, Florida Pneumatic imported and marketed a line of door and window hardware including locksets, deadbolts, door and window security hardware, rope-related hardware products and fire escape ladders. However, primarily due to an ongoing diminishing market for its products, Florida Pneumatic discontinued marketing the Franklin products line effective December 31, 2009.

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

Hy-Tech’s products are sold to distributors and private label customers through in-house sales personnel and manufacturers’ representatives. Users of Hy-Tech’s tools include refineries, chemical plants, power generation facilities, the heavy construction industry, oil and mining companies and heavy machine industry. Hy-Tech’s products are sold off the shelf, and are also produced to customer’s orders. The business is not seasonal, but it may be subject to significant periodic changes resulting from scheduled shutdowns in refineries, power generation facilities and chemical plants.

Hardware

The Company conducts its Hardware business through Countrywide, which in turn operates through its wholly-owned subsidiaries, Nationwide Industries, Inc (“Nationwide”). Prior to June 8, 2009, Countrywide also operated through its wholly owned subsidiaries, Woodmark International, L.P. (“Woodmark”) and Pacific Stair Products, Inc. (“PSP”). Woodmark was, until the transactions, (“WMC transactions”) which formed WM Coffman, LLC (“WMC”) in June 2009, an importer of both stair parts components and kitchen and bath hardware and accessories. Woodmark marketed its stair parts nationally. Additionally, effective with the WMC transactions, the operations of Woodmark’s kitchen and bath hardware and accessories product line was transferred to Nationwide.  PSP marketed Woodmark’s staircase components to the building industry, in southern California and the southwestern region of the United States.  As a result of the WMC transactions, Woodmark and PSP no longer functioned as operating units.  Woodmark and PSP contributed certain net assets to WMC in return for members’ equity. Accordingly, effective with the WMC transactions, the stair parts business, which formerly reported through Woodmark and PSP, became part of WMC. On June 10, 2009, pursuant to an Asset Purchase Agreement dated as of June 8, 2009, WMC acquired substantially all of the assets of Coffman Stairs, LLC, a Delaware limited liability company (“Coffman”).

As the result of a decision reached by the Company’s board of directors in March 2010, the Company began reporting WMC as a discontinued operation effective January 1, 2010. Additionally, as of June 7, 2010, WMC ceased operations and its bank began liquidating its assets. The Company has restated prior year financial information to present WMC as a discontinued operation.

Nationwide designs and manufactures quality hardware for the fence, rail, gate, and window and door industry.  It also markets a full line of components for other companies which produce pool and patio enclosures, storm and screen doors.  Nationwide distributes a wide array of sweep and sash locks manufactured for vinyl, aluminum or wood windows. As part of Nationwide’s product offering, it began distributing kitchen and bath hardware and accessories during the second quarter of 2009.

Reclassifications

Certain amounts in the consolidated condensed financial statements for the three and six- month periods ended June 30, 2010 and the year ended December 31, 2009 have been reclassified to conform to the current period’s presentation.

Management Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in those financial statements.  Certain significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, inventory, goodwill, intangible assets and other long-lived assets, income taxes and deferred taxes.  Descriptions of these policies are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate.  Illiquid credit markets and declines in consumer spending have, among other things, combined to increase the uncertainty inherent in such estimates and assumptions.  As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions.  Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Recently Adopted Accounting Standards

During the three-month period ended June 30, 2010, the Company did not adopt any new accounting standards.

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

WMC entered into an advisory agreement with Visador Holding Corporation (“Visador”), the parent company of Coffman, pursuant to which WMC agreed to pay Visador, subject to certain conditions, advisory fees, aggregating during the first three years to a maximum of $750,000 in exchange for Visador providing consulting and advisory services to WMC. Cash payments to Visador may be made only with permission of PNC Bank (“PNC”).

The following table presents the liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2010.

Roll-forward of Level 3 Liabilities:
Balance — December 31, 2009	$603,000
Adjustment to liability due to termination of advisory arrangement	482,000

Balance June 30, 2010	$121,000

The carrying amounts of cash, accounts payable and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of notes payable is determined using current applicable rates for similar instruments as of the balance sheet date and they approximate the carrying amounts.

At June 30, 2010 and 2009, the Company had no material foreign exchange forward contracts outstanding.  Additionally, there was no material realized or unrealized gains related to these contracts during the three or six month periods ended June 30, 2010 and 2009, respectively.

NOTE 3 — DISCONTINUED OPERATIONS —

WMC was primarily engaged in the manufacturing and importing of stair parts and related accessories.  In an effort to improve the overall results of the Company’s existing stair parts operation, the Company acquired, as of June 8, 2009, through a newly formed subsidiary, WMC, substantially all of the assets of one of its competitors in the stair parts business, Coffman. These transactions were executed in an attempt to take advantage of the synergies available by combining two large players in an industry at the bottom of its economic cycle with complementary distribution channels and operations.

WMC was not able to achieve the revenue levels anticipated prior to the WMC transactions and, as a result, never produced positive cash flows. This caused, among other things, defaults on the loan agreement specific to WMC. As the result of a decision reached by the Company’s board of directors in March 2010, the Company reported WMC as a discontinued operation effective January 1, 2010.

On May 4, 2010, WMC received a termination letter from AGNL Coffman, L.L.C. (“AGNL”) purporting to terminate the lease agreement, dated as of March 30, 2007, by and between AGNL, as Landlord, and Coffman and Visador, jointly and severally, as Tenant (the “Original Lease”), as amended on June 8, 2009 to provide for, among other things, WMC’s replacement of the original tenants under the Lease (the Original Lease and the First Amendment are collectively referred to herein as the “Lease”).

The Lease, among other things, (1) provided for Basic Rent (as such term is defined in the Lease) of $580,000 per annum, payable quarterly and such Additional Rent (as such term is defined in the Lease) as is set forth in the Lease, including, but not limited to, all costs of landlord and tenant incurred in connection with the ownership, use and maintenance of the Leased Premises (as such term is defined in the Lease); (2) provided that AGNL may declare an Event of Default (as such term is defined in the Lease) under the Lease if WMC fails to pay any Monetary Obligation (as such term is defined in the Lease), regardless of the reason for such failure, and such default continues beyond the date that is ten (10) days following the date on which such Monetary Obligation is due; (3) provided that upon the occurrence of an Event of Default, AGNL shall have the right, at its sole option, to exercise any of the remedies set forth in the Lease, including, but not limited to, giving notice to WMC of its intent to terminate the Lease on a specific date; and

(4) provided that, in the event AGNL gives notice to WMC of its intent to terminate the Lease, then, upon written demand from AGNL, WMC shall (a) immediately surrender and deliver possession of the Leased Premises to AGNL; (b) pay to AGNL, as liquidated and agreed final damages for Tenant’s default and in lieu of all current damages beyond the date of such demand, an amount equal to the present value of the excess, if any, of (i) all Basic Rent from the date of such demand to the date on which the term of the Lease is scheduled to expire in the absence of any earlier termination, re-entry or repossession over (ii) the then fair market rental value of the Leased Premises for the same period and (c) pay to AGNL all Monetary Obligations that are then due and unpaid and those that arise or become due by reason of Tenant’s default under the Lease.

According to the Termination Letter, (1) Basic Rent in the amount of $152,187 was due on April 1, 2010; (2) WMC failed to make such payment and, on or about April 28, 2010, made a partial payment of $50,528.65; and (3) as of May 4, 2010, the date of the Termination Letter, WMC had not paid either the balance due with respect to the Basic Rent or Additional Rent amounting to $94,198.81.  AGNL and WMC are currently in discussion wherein the parties have tentatively agreed to $4.3 million as the amount due as the result of WMC’s defaulting on its real property lease with AGNL.  As the result of the foregoing, WMC during the three-month period ended June 30, 2010 recorded approximately $4.3 million as a current liability for this obligation.

In connection with the WMC transactions, WMC entered into the WMC loan agreement with PNC Bank (“PNC”). The WMC loan agreement expires June 8, 2012. Neither the Company nor any other subsidiary is a co-borrower or a guarantor to this WMC loan agreement.  The WMC loan agreement provides a maximum loan amount of $12,000,000, of which $1,134,000 was established as a term loan, the balance of $10,866,000 was the maximum revolving advance amount.  The WMC loan agreement is collateralized by the accounts receivable, inventory, equipment, and general intangibles of WMC.  WMC was not in compliance with certain financial covenants of the Loan Agreement.  This caused a default on the WMC loan agreement. Pursuant to a Forbearance Agreement dated February 22, 2010, PNC agreed to forbear from taking certain actions, such as accelerating repayment of the loan, through August 31, 2010. The Forbearance Agreement set new financial covenants and adjusted the borrowing base calculation as well as reduced the maximum amount the Company could borrow under the revolver from $10,866,000 to $7,000,000.  Per the Forbearance Agreement, PNC required WMC to obtain additional funding of $250,000.  During the three month period ended March 31, 2010, this funding was made by the CEO and a trust controlled by the president of Countrywide Hardware, pursuant to a secured junior participation agreement (see Note 12).

Subsequent to February 22, 2010, WMC, among other things, defaulted on its lease in Marion, Virginia. This default and other events caused PNC on May 24, 2010 to issue a Notice of Sale of Collateral (“Notice”). The Notice stated that PNC will dispose of substantially all assets of WMC subject to PNC’s liens and/or security interests (the “Collateral”) as follows: (a) by the private sale of substantially all of the Collateral other than WMC’s machinery and equipment (the “Marion Fixed Assets”), located at Marion, Virginia on or after June 3, 2010 and (b)arrange to conduct an Internet-only auction and sale of the Marion Fixed Assets, on or about June 23, 2010.

Effective June 7, 2010, WMC executed and delivered to PNC an Acknowledgment of Events of Default and Peaceful Possession Letter (the “Peaceful Possession Letter”), dated as of June 4, 2010, pursuant to which (1) WMC acknowledged that a material adverse change in its business and assets occurred and that such event constituted a forbearance default under the Loan Agreement, and (2):

(a) consented to PNC’s exercise of all rights of possession in and to the Collateral consistent with the Loan Agreement, the Other Documents (as defined in the Loan Agreement) and applicable law, to be disposed of consistent with the Loan Agreements, the Other Documents and applicable law;

(b) acknowledged that it received from PNC due, proper, timely and sufficient notice as to the sale, license or other disposition by PNC of the Collateral and that, due to its financial condition, it had no means or ability to exercise its right to redeem the Collateral;

(c) consented to a sale of substantially all of the Collateral, other than the Marion Fixed Assets by PNC to WM Coffman Resources, LLC, or the “Buyer”, pursuant to the terms and conditions of a Foreclosure Agreement,

(d) consented to the Fixed Asset Auction; and

(e) agreed to change its name from WM Coffman, LLC to Old Stairs Co. LLC.

The effectiveness of the Peaceful Possession Letter was conditioned upon, among other things, (i) the execution and delivery of the Mutual Release Agreement, dated as of June 4, 2010 (the “Bank Release”) pursuant to which all claims between PNC and P&F Industries, Inc and its wholly owned subsidiaries, other than WMC (the “P & F Entities”), were released, (ii) the execution and delivery of a mutual release agreement which contains certain claims between WMC and the P & F Entities were released and (iii) the provision for the payment of certain accrued and unpaid expenses of WMC totaling approximately $412,000, including employee wages, benefits, payroll taxes, other taxes and amounts necessary to fund outstanding checks of the Subsidiary. All such conditions were satisfied on June 7, 2010.

Included within the WMC loan agreement, was a term loan with an original principal amount of $1,134,000, which was to be repaid in twenty-four equal monthly installments of $47,250.  This term note between PNC and WMC was collateralized by WMC’s fixed assets. As the result of the Notice and Peaceful Foreclosure Letter described above, PNC took title to all of WMC’s fixed assets, selling all of WMC’s fixed assets.  The Company has included in current portion of liabilities of discontinued operations the balances due of $115,000 at June 30, 2010 and $992,000 at December 31, 2009.

At the time of the sale by PNC to the Buyer, the total outstanding amount of principal and accrued interest owing to PNC was approximately $5.2 million. Upon the effectiveness of the aforementioned sale by PNC, and the sale of the Marion Fixed Assets, the outstanding amount of principal and accrued interest was reduced by approximately $4.8 million. As of June 30, 2010, PNC is required to provide to WMC an accounting of the proceeds of the disposition of all the collateral and to turn over, after all fees and expenses, have been paid, any surplus proceeds from the disposition. PNC has not yet provided WMC with a final accounting of the results of the auction and sale of the Marion Fixed Assets.

The table below presents the items that have been reclassified into assets and liabilities of discontinued operations:

	June 30, 2010	December 31, 2009

Cash	$159,000	$53,000
Accounts receivable, net	—	2,124,000
Inventory, net	—	7,919,000
Other current assets	29,000	701,000
Total assets reclassified to current assets of discontinued operations	$188,000	$10,797,000

Machinery and equipment, net	$—	$2,439,000
Other	16,000	1,485,000
Total assets reclassified to non-current assets of discontinued operations	$16,000	$3,924,000

Short-term borrowings	$250,000	$4,382,000
Accounts payable and accrued expenses	3,304,000	4,251,000
Current maturities of long-term debt	9,316,000	1,086,000
Total liabilities reclassified to current liabilities of discontinued operations	$12,870,000	$9,719,000

Long-term debt, less current portion	$313,000	$5,222,000
Total non-current liabilities reclassified to non-current liabilities of discontinued operations	$313,000	$5,222,000

The results of operations of WMC for the periods presented are:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Revenue	$3,867,000	$4,481,000	$10,136,000	$7,822,000

Gross profit	$416,000	$742,000	$907,000	$1,274,000

Loss on foreclosure and other expenses	5,829,000	—	5,829,000	—

Rent expense	4,280,000		4,280,000

Selling, general and administrative expenses and interest expense	1,192,000	1,504,000	3,427,000	2,361,000

Loss before income taxes	(10,885,000)	(762,000)	(12,629,000)	(1,087,000)

Income tax benefit	—	(268,000)	—	(326,000)

Loss from discontinued operations	$(10,885,000)	$(494,000)	$(12,629,000)	$(761,000)

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

The following table sets forth the computation of basic and diluted (loss) earnings per common share:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Numerator for basic and diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$269,000	$(71,000)	$(438,000)	$(410,000)
Loss from discontinued operations	(10,885,000)	(494,000)	(12,629,000)	(761,000)
Net loss	$(10,616,000)	$(565,000)	$(13,067,000)	$(1,171,000)

Denominator:
Denominator for basic (loss) earnings per share — weighted average common shares outstanding	3,615,000	3,615,000	3,615,000	3,615,000

At June 30, 2010 and 2009 and during the three and six-month periods ended June 30, 2010 and 2009, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Class A Common Stock for the period. These options are antidilutive and are excluded from the computation of (loss) earnings per share. The weighted average antidilutive stock options outstanding were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Weighted average antidilutive stock options outstanding	515,000	554,000	515,000	554,000

Diluted loss per share for the six-month period ended June 30, 2010 and diluted loss per share for the three and six-month periods ended June 30, 2009 were the same as basic loss per share, since the effect of the inclusion of common share equivalents would be anti-dilutive, because of the reported loss.

NOTE 5 - STOCK-BASED COMPENSATION

Stock-based Compensation

Total stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options and warrants.  Compensation expense attributable to stock-based compensation during the three and six-month periods ended June 30, 2010 was approximately $34,000 and $69,000, respectively, and for the three and six-month periods ended June 30, 2009 was approximately $68,000 and $138,000, respectively.  The compensation expense is recognized in selling, general and administrative expenses on the Company’s statements of operations on a straight-line basis over the vesting periods.  The Company recognizes compensation cost over the requisite service period. However, the exercisability of the respective non-vested options, which are at pre-determined dates on a calendar year, do not necessarily correspond to the period(s) in which straight-line amortization of compensation cost is recorded. As of June 30, 2010, the Company had approximately $108,000 of total unrecognized compensation cost related to non-vested awards granted under our stock-based plans, which we expect to recognize over a weighted-average period of 1.3 years.  The Company did not grant any stock options or warrants during the three and six month periods ended June 30, 2010.

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

The following is a summary of the changes in outstanding options for the six months ended June 30, 2010:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2010	514,624	$7.26	6.0	—
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, June 30, 2010	514,624	$7.26	5.5	—

Vested, June 30, 2010	419,291	$7.96	8.0	—

The following is a summary of changes in non-vested shares for the six months ended June 30, 2010:

	Option Shares	Weighted Average Grant- Date Fair Value
Non-vested shares, January 1, 2010	147,667	$2.85
Granted	—
Vested	52,334	3.61
Forfeited	—
Non-vested shares, June 30, 2010	95,333	$2.44

The number of shares of Class A common stock reserved for stock options available for issuance under the Current Plan as of June 30, 2010 was 443,212. Of the options outstanding at June 30, 2010, all were issued under the Current Plan.

NOTE 6 — RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any other recently issued, but not yet effective accounting standards, if currently adopted would have a material effect on our consolidated condensed financial statements.

NOTE 7 - ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	June 30, 2010	December 31, 2009
Accounts receivable	$7,772,000	$7,694,000
Allowance for doubtful accounts	(176,000)	(149,000)
	$7,596,000	$7,545,000

NOTE 8 — INVENTORIES

Inventories - net consist of:

	June 30, 2010	December 31, 2009
Raw material	$1,983,000	$2,086,000
Work in process	535,000	680,000
Finished goods	16,859,000	18,532,000
	19,377,000	21,298,000
Reserve for obsolete and slow-moving inventories	(1,446,000)	(1,552,000)
	$17,931,000	$19,746,000

NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS

During the three and six month periods ended June 30, 2010, there was no change to the carrying value of goodwill.

Other intangible assets were as follows:

	June 30, 2010			December 31, 2009
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships	$5,070,000	$3,092,000	$1,978,000	$5,070,000	$2,930,000	$2,140,000
Non-compete and Employment agreements	760,000	760,000	—	760,000	760,000	—
Trademarks	199,000	—	199,000	199,000	—	199,000
Drawings	290,000	49,000	241,000	290,000	41,000	249,000
Licensing	105,000	47,000	58,000	105,000	42,000	63,000
Totals	$6,424,000	$3,948,000	$2,476,000	$6,424,000	$3,773,000	$2,651,000

Amortization expense for intangible assets subject to amortization was as follows:

Three months ended June 30,		Six months ended June 30,
2010	2009	2010	2009
$87,000	$87,000	$175,000	$175,000

Amortization expense for each of the twelve-month periods ending June 30, 2011 through June 30, 2015 is estimated to be as follows: 2011 - $350,000 ; 2012 - $351,000 ; 2013 - $289,000; 2014 - $185,000 and 2015 - $185,000.  The weighted average amortization period for intangible assets was 8.9 years at June 30, 2010 and 9.3 years at December 31, 2009.

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

Changes in the Company’s warranty liability, included in other accrued liabilities, were as follows:

	Six-months ended June 30,
	2010	2009
Balance, beginning of period	$183,000	$337,000
Warranties issued and changes in estimated pre-existing warranties	211,000	241,000
Actual warranty costs incurred	(166,000)	(262,000)
Balance, end of period	$228,000	$316,000

NOTE 11 — DEBT

SHORT-TERM LOANS

The Company and its subsidiaries, other than WMC, as co-borrowers, entered into a Credit Agreement, (“Credit Agreement”) as amended, with two banks (“banks”) in 2004.  The Credit Agreement, among other things, includes a revolving credit loan facility, (“revolving loan”). The revolving loan can be used for direct borrowings, with various sub-limits for letters of credit, bankers’ acceptances and equipment loans. There were no letters of credit, bankers’ acceptances or equipment loan borrowings at June 30, 2010 or December 31, 2009. There are no commitment fees for any unused portion of this Credit Agreement. Direct borrowings under the revolving loan are secured by the Company’s accounts receivable, inventory, equipment and real property, and are cross-guaranteed by each of the Company’s subsidiaries, except WMC. These borrowings bear interest at either LIBOR (London InterBank Offered Rate), at a minimum of 1.0%, plus the currently applicable loan margin of 4.25%, or the prime interest rate, which June 30, 2010 was 3.25% plus the currently applicable loan margin of 2.50%.  As such, the interest rates in effect at June 30, 2010 were 5.25% for borrowings at LIBOR and 5.75% for borrowings at prime rate. Should the Company not comply with certain financial covenants, an additional default interest rate of 2.0% would be added.  On April 23, 2010, the Company and the banks executed a waiver and amendment which, among other things, extended the termination date of the revolving credit loan portion of the Credit Agreement facility to January 1, 2011 and waived all then existing defaults, which also eliminated the 2.0% additional default interest rate which had been in effect. Further, the waiver and amendment set new financial covenants and adjusted the borrowing base calculation as well as reduced the size of the facility from $17,500,000 to $16,500,000.  In addition, it required that all future advances shall be subject to the requirement that the aggregate amount advanced after giving effect to any such future advances be at least $750,000 less than the aggregate lendable value in eligible borrowing base assets.  Finally, the banks required a subordinated loan of $750,000, which, in the aggregate, was provided by the Company’s Chief Executive Officer, President and Chairman of the Board of Directors, (“CEO”), and another unrelated party.

LONG TERM LOANS

As part of the amendment to the Credit Agreement entered into in March 2009, the banks agreed to cancel and refinance two term loans as a single new term loan which will expire March 30, 2012. Further, this new term loan requires the Company to make monthly principal installment payments, which aggregate to approximately $1,780,000 annually.  Borrowings under the new term loan created by the March 2009 amendment are secured by the Company’s accounts receivable, inventory, equipment and real property and are cross-guaranteed by each of the Company’s subsidiaries, with the exception of WMC. In May 2010 the Company received approximately $3,455,000 in federal tax refunds. In accordance with the terms and conditions of the waiver and amendment dated April 23, 2010, the Company repaid $1,989,000 of this term note, with the balance of the refund applied to the revolving loan portion of the Credit facility.  The balance of this term loan at June 30, 2010 and December 31, 2009 was $2,903,000 and $5,782,000, respectively.  At June 30, 2010, this term loan bears interest at LIBOR, at a minimum of 1%, plus the currently applicable loan margin of 4.50%, or the prime interest rate, which June 30, 2010 was 3.25% plus the currently applicable loan margin of 2.5%.  As such, the interest rates in effect at June 30, 2010 were 5.50% for borrowings at LIBOR and 5.75% for borrowings at prime rate.  However, as the result of the Company not complying with certain financial covenants, a default interest rate premium of an additional 2.0% was added during the period January 22,  2010 through April 23, 2010, the date of the waiver and amendment, at which time this default rate adjustment was removed.

Countrywide is a party to a loan agreement with Wachovia Bank, which is secured by a mortgage with respect to the real property owned by Countrywide and utilized by Nationwide.  Countrywide did not make the final “balloon” payment that was due on September 21, 2009.  As a result of the non-payment, cross-default provisions set forth in the loan agreement between Florida Pneumatic and Wachovia, secured by a mortgage with respect to the real property owned and utilized by Florida Pneumatic, were triggered.  On February 23, 2010, Wachovia amended the underlying loan document to among other things, extend the maturity date of the balloon payment to June 1, 2010 and require the Company to make monthly principal payments of approximately $11,000 plus accrued interest commencing on March 24, 2010.  On April 22, 2010, the Company and Wachovia entered into a new Loan Modification Agreement, which became effective April 23, 2010, wherein the Company prepaid $150,000 toward the balance due on the loan agreement. In exchange, Wachovia waived all prior defaults and extended the maturity date to January 1, 2011. The balance on this loan agreement at June 30, 2010 and December 31, 2009 was $896,000 and $1,091,000, respectively.

The Credit Agreement entered into with the banks also includes a foreign exchange line, which provides for the availability of up to $10,000,000 in foreign currency forward contracts.  These contracts fix the exchange rate on future purchases of foreign currencies needed for payments to foreign suppliers.  At June 30, 2010, there were no foreign currency forward contracts outstanding.

In connection with the acquisition of Hy-Tech, the Company agreed to make additional payments (“Contingent Consideration”) to the sellers. The amount of the Contingent Consideration was based upon Hy-Tech achieving certain financial performance thresholds during the two year period ending on the second anniversary of the acquisition. Further, the Company agreed to make an additional payment (“Additional Contingent Consideration”), subject to certain conditions related primarily to an exclusive supply agreement with a major customer and, to a certain extent, and subject to certain provisions, the achievement of Contingent Consideration. Hy-Tech successfully achieved the required thresholds necessary to be entitled to both the Contingent Consideration and the Additional Contingent Consideration. The total amount of the Contingent Consideration and the Additional Contingent Consideration was approximately $2,292,000. According to the Company’s purchase agreement with the Hy-Tech sellers, the amounts due the sellers were payable in May 2009. The Company and the sellers agreed upon a payment arrangement wherein the Company was required and did make a payment of approximately $573,000 in May 2009, with the balance of approximately $1,719,000 to be paid in six equal payments with interest at 6.0% per annum, payable quarterly commencing in August 2009. The August 2009 and November 2009 installment payments with interest were paid timely. However, due to the default on the Credit Agreement, the Company was not permitted to make any subsequent payment without permission from the banks. Further, pursuant to the Waiver and Amendment dated April 23, 2010, the Company is still not permitted to make any future payments without permission from the banks. The balance owing on this obligation was $1,146,000 at June 30, 2010 and December 31, 2009.  The Company is accruing interest at 12.0% per annum, the default rate of interest. At June 30, 2010, accrued interest was approximately $68,000.

NOTE 12—RELATED PARTY TRANSACTIONS

On February 22, 2010, in connection with a Forbearance and Amendment Agreement by and among WMC and PNC,  the Company’s CEO and the president of one of our subsidiaries (collectively the “Junior Participants”), entered into a Junior Participation Agreement with PNC. Each Junior Participant remitted to PNC $125,000. According to the terms of the Junior Participation Agreements, these remittances are without recourse to PNC and shall constitute a secured junior and subordinate participation in the outstanding advances PNC may make to WMC. All amounts payable to the Junior Participants, whether regarding principal, interest or otherwise shall be repayable by PNC bank only on the termination of all of the transactions between WMC and PNC, and only out of any surplus received by PNC remaining after the payment in full in cash to PNC of all obligations owing to PNC, including expenses, interest and all other charges. In no event shall the amount returned to the Junior Participants exceed the amount of the invested amount plus accrued interest. The rate of interest accruing on the $250,000 shall be at the identical rate PNC is permitted under the terms of the original credit facility.  As part of the transactions described in Notes 3 and 11 in July, 2010, PNC repaid the Junior Participants the $250,000 plus approximately $6,000 in total interest.

As discussed in Note 11, on April 23, 2010, the Company and the banks executed a waiver and amendment which extended the termination date of the revolving credit loan portion of the Credit Agreement facility to January 1, 2011 and waived any existing events of default. Among other things, the banks required the Company to obtain an advance of $750,000. This advance was, in the aggregate, received from its CEO and another unrelated party as a subordinated loan.

The president of one of our subsidiaries is part owner of one of the subsidiary’s vendors. During the three and six-month periods ended June 30, 2010, we purchased approximately $222,000 and $426,000, respectively, of product from this vendor. During the three and six-month periods ended June 30, 2009, we purchased approximately $161,000 and $506,000, respectively, of product from this vendor.

NOTE 13 - BUSINESS SEGMENTS

P&F operates in two primary lines of business, or segments: (i) tools and other products (“Tools”) and (ii) hardware and accessories (“Hardware”). For reporting purposes, Florida Pneumatic and Hy-Tech are combined in the Tools segment, while Nationwide is currently the only subsidiary in the Hardware segment. The Company evaluates segment performance based primarily on segment operating income. The accounting policies of each of the segments are the same as those described in Note 1.

Three months ended June 30, 2010	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$13,320,000	$8,695,000	$4,625,000

Segment operating income	$1,941,000	$1,095,000	$846,000
General corporate expense	(1,335,000)
Interest expense – net	(337,000)
Earnings before income taxes	$269,000

Segment assets	$45,705,000	$35,684,000	$10,021,000
Corporate assets	3,599,000
Total assets	$49,304,000

Long-lived assets, including $382,000 at corporate	$20,063,000	$15,044,000	$4,637,000

Three months ended June 30, 2009	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$14,073,000	$9,336,000	$4,737,000

Segment operating income	$1,080,000	$589,000	$491,000
General corporate expense	(935,000)
Interest expense – net	(322,000)
Loss before income taxes	$(177,000)

Segment assets	$55,170,000	$43,557,000	$11,613,000
Corporate assets	7,704,000
Total assets	$62,874,000

Long-lived assets, including $161,000 at corporate	$21,333,000	$16,441,000	$4,731,000

Six months ended June 30, 2010	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$24,467,000	$16,515,000	$7,952,000

Segment operating income	$3,209,000	$1,948,000	$1,261,000
General corporate expense	(2,921,000)
Interest expense – net	(726,000)
Loss before income taxes	$(438,000)

Segment assets	$45,705,000	$35,684,000	$10,021,000
Corporate assets	3,599,000
Total assets	$49,304,000

Long-lived assets, including $382,000 at corporate	$20,063,000	$15,044,000	$4,637,000

Six months ended June 30, 2009	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$26,294,000	$18,481,000	$7,813,000

Segment operating income	$2,179,000	$1,596,000	$583,000
General corporate expense	(2,137,000)
Interest expense – net	(627,000)
Loss before income taxes	$(585,000)

Segment assets	$55,170,000	$43,557,000	$11,613,000
Corporate assets	7,704,000
Total assets	$62,874,000

Long-lived assets, including $161,000 at corporate	$21,333,000	$16,441,000	$4,731,000

NOTE 14 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date that these financial statements were available to be issued and noted no items requiring disclosure.

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

Hy-Tech’s products are sold to distributors and private label customers through in-house sales personnel and manufacturers’ representatives. Users of Hy-Tech’s tools include refineries, chemical plants, power generation facilities, the heavy construction industry, oil and mining companies and heavy machine industry. Hy-Tech’s products are sold off the shelf, and are also produced to customer’s orders. The business is not seasonal, but it may be subject to significant periodic changes resulting from scheduled shutdowns in refineries, power generation facilities and chemical plants.

Hardware

The Company conducts its Hardware business through Countrywide, which in turn operates through its wholly-owned subsidiaries, Nationwide Industries, Inc (“Nationwide”). Prior to June 8, 2009, Countrywide also operated through its wholly owned subsidiaries, Woodmark International, L.P. (“Woodmark”) and Pacific Stair Products, Inc. (“PSP”). Woodmark was, until the transactions, (“WMC transactions”) which formed WM Coffman, LLC (“WMC”) in June 2009, an importer of both stair parts components and kitchen and bath hardware and accessories. Woodmark marketed its stair parts nationally. Additionally, effective with the WMC transactions, the operations of Woodmark’s kitchen and bath hardware and accessories product line was transferred to Nationwide.  PSP marketed Woodmark’s staircase components to the building industry, in southern California and the southwestern region of the United States.  As a result of the WMC transactions, Woodmark and PSP no longer functioned as operating units.  Woodmark and PSP contributed certain net assets to WMC in return for members’ equity. Accordingly, effective with the WMC transactions, the stair parts business, which formerly reported through Woodmark and PSP, became part of WMC. On June 10, 2009, pursuant to an Asset Purchase Agreement dated as of June 8, 2009, WMC acquired substantially all of the assets of Coffman Stairs, LLC, a Delaware limited liability company (“Coffman”).

As the result of a decision reached by the Company’s board of directors in March 2010, the Company began reporting WMC as a discontinued operation effective January 1, 2010. The Company has restated prior year financial information to present WMC as a discontinued operation.

Nationwide designs and manufactures quality hardware for the fence, rail, gate, and window and door industry.  It also markets a full line of components for other companies which produce pool and patio enclosures, storm and screen doors.  Nationwide distributes a wide array of sweep and sash locks manufactured for vinyl, aluminum or wood windows. As part of Nationwide’s product offering, it began distributing kitchen and bath hardware and accessories during the second quarter of 2009.

Overview

The WMC transactions were executed in an attempt to take advantage of the synergies available by combining two large players in the stair parts business, an industry at the bottom of its economic cycle with complementary distribution channels and operations. WMC was not able to achieve the revenue levels anticipated prior to the WMC transactions and, as a result, never produced positive cash flow. This caused, among other things, a default on the loan agreement specific to WMC and the lender agreed to forbear from taking certain actions, through August 31, 2010. Neither P & F nor any of its subsidiaries other than WMC is a party to or a guarantor of any debt obligations of WMC.

As a result of a decision reached by our board of directors, we are reporting WMC as a discontinued operation, effective January 1, 2010. Additionally, as of June 7, 2010, WMC ceased operations and its bank began liquidating its assets. WMC funded its operations through a separate asset based credit facility with PNC.

On May 24, 2010, PNC issued to WMC a Notice of Sale of Collateral (“Notice”), the impact of which will be discussed further in our “Liquidity and Capital Resources” within Management’s Discussion and Analysis

Effective June 7, 2010, WMC executed and delivered to PNC an Acknowledgment of Events of Default and Peaceful Possession Letter (the “Peaceful Possession Letter”), dated as of June 4, 2010, pursuant to which (1) WMC acknowledged that a material adverse change in its business and assets occurred and that such event constituted a forbearance default under the Loan Agreement, and (2):

(a) consented to PNC’s exercise of all rights of possession in and to the Collateral consistent with the Loan Agreement, the Other Documents (as defined in the Loan Agreement) and applicable law, to be disposed of consistent with the Loan Agreements, the Other Documents and applicable law;

(b) acknowledged that it received from PNC due, proper, timely and sufficient notice as to the sale, license or other disposition by PNC of the Collateral and that, due to its financial condition, it had no means or ability to exercise its right to redeem the Collateral;

(c) consented to a sale of substantially all of the Collateral, other than the Marion Fixed Assets by PNC to WM Coffman Resources, LLC, or the “Buyer”, pursuant to the terms and conditions of a Foreclosure Agreement,

(d) consented to the Fixed Asset Auction; and

(e) agreed to change its name from WM Coffman, LLC to Old Stairs Co. LLC.

KEY INDICATORS

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

Financial Measures

Key financial measures we use to evaluate the results of our business include: revenue; gross margin; selling, general and administrative expenses; earnings before interest, taxes and bonus; operating cash flows, capital expenditures; return on sales; return on assets; days sales outstanding and inventory turns. These measures are reviewed at monthly, quarterly and annual intervals and are compared to historical periods as well as established objectives. To the extent that these measures are relevant, they are discussed in the detailed sections for each operating segment below.

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

RESULTS OF OPERATIONS

The table below provides an analysis of our net revenue for the three month and six-month periods ended June 30, 2009 and 2008.

Revenue

	Three-months Ended June 30,
	2010	2009	Variance	Variance
			$	%
Tools
Florida Pneumatic	$5,115,000	$6,121,000	$(1,006,000)	(16.4)%
Hy-Tech	3,580,000	3,215,000	365,000	11.3
Tools Total	8,695,000	9,336,000	(641,000)	(6.9)

Hardware

Other hardware	4,625,000	4,737,000	(112,000)	(2.4)
Hardware Total	4,625,000	4,737,000	(112,000)	(2.4)

Consolidated	$13,320,000	$14,073,000	$(753,000)	(5.3)%

	Six-months Ended June 30,
	2010	2009	Variance	Variance
			$	%
Tools
Florida Pneumatic	$9,661,000	$10,830,000	$(1,169,000)	(10.8)%
Hy-Tech	6,854,000	7,651,000	(797,000)	(10.4)
Tools Total	16,515,000	18,481,000	(1,966,000)	(10.6)

Hardware
Other hardware	7,952,000	7,813,000	139,000	1.8
Hardware Total	7,952,000	7,813,000	139,000	1.8

Consolidated	$24,467,000	$26,294,000	$(1,827,000)	(6.9)%

All revenues are generated in U.S. dollars and are not impacted by changes in foreign currency exchange rates.

Tools

When comparing the three-month periods ended June 30, 2010 and 2009, net revenue reported by our Tools segment decreased $641,000 or 6.9%. Specifically, revenue at Florida Pneumatic decreased $1,006,000, primarily due to reduced volume from its major retail customer’s basic stock keeping units of $498,000 and revenue generated during the three-month period ended June 30, 2009 of specialty products which did not occur during the three-month period ended June 30, 2010 of $506,000.  Additionally, when comparing the three-month period ended June 30, 2010 to the same period in the prior year, Florida Pneumatic’s revenue decreased $433,000 resulting from the decision effective January 1, 2010, to no longer market the Franklin products line. Revenue from our Industrial/Catalog product line increased $308,000 in the three month period ended June 30, 2010. Additionally, our Berkley and automotive product line had a combined increase in revenue of $176,000, when comparing the periods ended June 30, 2010 and 2009. We believe that Florida Pneumatic’s relationships with its key customers, given the current economic conditions remain good.

Revenue at Hy-Tech, which focuses on the industrial sector of the pneumatic tools market, increased $365,000 this quarter compared to the same period in the prior year.  During the three-month period ended June 30, 2010, Hy-Tech was able to increase its volume over the prior year to a major customer by approximately $252,000, thus accounting for much of its increase.  Revenue from its ATP product line increased nominally over the prior year.  Given the current economic conditions, we believe Hy-Tech’s relationships with its customer base remain good.

During the six-month period ended June 30, 2010, net revenue for our Tools segment decreased to $16,515,000 from $18,481,000 in the same period a year ago. It should be noted that Hy-Tech revenue during the three month period ended March 31, 2009 included unusually large orders from one of its customers that have not repeated thus far in 2010.  Although its revenue for the second quarter of 2010 reflects an increase over the prior year, revenue for the six-month period ended June 30, 2010 is down 10.4% to $6,854,000 from $7,651,000 in the same period in the prior year.    Revenue at Florida Pneumatic for the six-month period ended June 30, 2010, has decreased primarily due to the decision, effective January 1, 2010, to discontinue marketing the Franklin products line, as well as a reduction in revenue from its major customer resulting from lower shipments of their basic stock keeping units. However, increased revenue from its industrial/catalog products as well as new products and promotional sales to its major retail customer has offset the decline.

Hardware

Our Hardware revenue is comprised of the sales of fencing and gate hardware, kitchen and bath accessories, OEM products and patio hardware.

	Three-months Ended June 30,
	2010	2009	Variance	Variance
			$	%
Other Hardware
Fence and gate hardware	$3,115,000	$2,794,000	$321,000	11.5%
Kitchen and Bath	703,000	856,000	(153,000)	(17.9)
OEM	557,000	948,000	(391,000)	(41.2)
Patio	250,000	139,000	111,000	79.9
Total Other Hardware	$4,625,000	$4,737,000	$(112,000)	(2.4)

	Six-months Ended June 30,
	2010	2009	Variance	Variance
			$	%
Other Hardware
Fence and gate hardware	$4,964,000	$4,425,000	$539,000	12.2%
Kitchen and Bath	1,523,000	1,701,000	(178,000)	(10.5)
OEM	1,006,000	1,377,000	(371,000)	(26.9)
Patio	459,000	310,000	149,000	48.1
Total Other Hardware	$7,952,000	$7,813,000	$139,000	1.8%

The increase in fence and gate hardware is due primarily to new product sales and increased customer base. Kitchen and bath product sales declined due primarily to declines in the recreational vehicle and modular home markets, and competitive pressures.  Much of the decline in OEM revenue was due to the loss of Coffman, which prior to the WMC transaction in June 2009, was a customer of Nationwide. Sales by Nationwide after the date of the WMC transaction were eliminated on consolidation.    Given the current economic conditions, we believe relationships with the major customers within our Other Hardware segment remain good.

Analysis of our net revenue for the Hardware segment during the six-month period ended June 30, 2010 falls much in line with that of the second quarter; there has been year over year growth in the fence and gate hardware product line revenue due essentially to an expanded customer base as well as the launching of new products.  With respect to OEM product line, revenue decreased due primarily to the loss of recognition of revenue generated from shipments to Coffman.  After June 9, 2009 Nationwide shipments to Coffman were eliminated on consolidation.  Revenue for the kitchen and bath product line during the six month period ended June 30, 2010 reflects a 10.5% decline when compared to the same period in 2009, due to further weakening within this market sector.  Patio hardware product line revenue improved to of $459,000 from $310,000 during the six-month period ended June 30, 2009.

Gross Margins / Profits

Gross profits for the three and six-month periods ended June 30, 2010 and 2009:

Three months ended June 30,		Consolidated	Tools	Hardware
2010	Gross Profit	$4,690,000	$2,937,000	$1,753,000
	Gross Margin	35.2%	33.8%	37.9%

2009	Gross Profit	$3,968,000	$2,524,000	$1,444,000
	Gross Margin	28.2%	27.0%	30.5%

Six months ended June 30,		Consolidated	Tools	Hardware
2010	Gross Profit	$8,689,000	$5,644,000	$3,045,000
	Gross Margin	35.5%	34.2%	38.3%

2009	Gross Profit	$8,068,000	$5,724,000	$2,344,000
	Gross Margin	30.7%	31.0%	30.4%

Tools

Gross margins in the Tools segment for the three-month period ended June 30, 2010 increased 6.8 percentage points to 33.8% from 27.0% for the three-month period ended June 30, 2009. Gross profit for this segment increased $413,000.

Specifically, when comparing the three-month periods ended June 30, 2010 and 2009, Florida Pneumatic’s gross margin increased 9.0 percentage points.  This increase in gross margin is due primarily to, among other factors; improved mix of products sold; improved pricing from its overseas suppliers, lower indirect labor and improved utilization of fixed overhead.  Although revenue decreased, as the result of improved gross margins Florida Pneumatic’s gross profit improved by $278,000.

Gross margin increased at Hy-Tech to 35.5% from 35.3% when comparing the three-month periods ended June 30, 2010 and 2009.  This improvement is due in part to improved cost of manufacturing.  During the second quarter of 2009 Hy-Tech reduced its cost of manufacturing, in an effort to offset the impact of less volume through the facility, which lowers overhead absorption. This improvement in gross margin, combined with the increase in revenue, resulted in Hy-Tech’s gross profit increase of $135,000, when comparing the three-month periods ended June 30, 2010 and 2009.

Gross margin for the Tools segment for the six-month period ended June 30, 2010 increased to 34.2% from 31.0% in the same period a year ago. Gross profit for the Tools segment however decreased slightly to $5,644,000 from $5,724,000.  Florida Pneumatic, during the six-month period ended June 30, 2010,  was able to improve its six month gross margin 7.5 percentage points due primarily to improved mix of products sold, lower pricing from its overseas suppliers, lower indirect labor and improved utilization of fixed overhead.  Despite revenue decreasing during the six-month period ended June 30, 2010 compared to the same time a year ago, Florida Pneumatic was able to increase its gross profit by $420,000.

Hy-Tech’s gross margin for the six-month period ended June 30, 2010 decreased to 35.3% from 38.2% for the same period in 2009, due in part to less product being manufactured, thereby adversely affecting absorption of fixed overhead, thus increasing costs.  The lower gross margin in 2010 applied to decreased year to date revenue caused Hy-Tech’s gross profit to decline $500,000, when comparing the six-month periods ended June 30, 2010 and 2009.

Hardware

Our gross margin attributable to Hardware product lines for the three-month period ended June 30, 2010 increased to 37.9% from 30.5% during the same period in the prior year. As the result of increased revenue during the second quarter of 2010 compared to 2009 and improved gross margins, the Hardware’s gross profit grew to $1,753,000 from $1,444,000 during the same three-month period in 2009.  This improvement is primarily the result of (i) product mix, (ii) reduction in the cost of products being relieved from inventory, and (iii) greater absorption of warehouse overhead.  We expect gross margin for this segment to decrease slightly during the remainder of 2010, as higher priced products currently being purchased will ultimately flow through cost of goods sold.

Our gross margin at our Hardware segment for the six-month period ended June 30, 2010 increased to 38.3% from 30.0% during the same period in the prior year. When comparing the six-month periods ended June 30, 2010 and 2009, gross profit increased for all product lines, except for Patio, which decreased slightly,  This improvement is primarily the result of (i) product mix, (ii) reduction in the cost of products being relieved from inventory, and (iii) greater absorption of warehouse overhead.  We expect gross margin for this segment to reduce slightly during the remainder of 2010, as higher priced products currently being purchased will ultimately flow through cost of goods sold.

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

For the three-month period ended June 30, 2010, our SG&A was $4,084,000, reflecting an increase of $261,000 when compared to $3,823,000 for the three-month period ended June 30, 2009. As a percentage of revenue, SG&A was 30.7% for the three-month period ended June 30, 2010 compared to 27.2% for the same period in the prior year.  The most significant factor contributing to the net change was the increase of $118,000 in legal and consulting fees incurred during this quarter compared to the second quarter of 2009.  This increase is primarily attributable to our efforts to resolve various matters with our banks, including a new waiver and amendment entered into in April 2010, and costs incurred as the result of PNC’s actions pertaining to their foreclosure on WMC.   During the three-month period ended March 31, 2009, we recorded approximately $80,000 of expense attributable to a then proposed WMC transaction. During the second quarter of 2009, we reclassified and capitalized debt issuance costs of approximately $80,000, which resulted in a reduction of our SG&A during the quarter ended June 30, 2009. As there was no similar reduction occurring during the three-month period ended June 30, 2010, our SG&A effectively increased during the three-month period ended June 30, 2010 when compared to the same period in the prior year by a like amount.   Additional areas of increased costs include bank fees and charges by $34,000, freight out by $42,000 and depreciation and amortization of $31,000.  These increases were offset slightly as our on-going compensation and benefits reduction plan remains in place, resulting in a decrease of $38,000 over the second quarter of 2009.  We intend to continue to examine our operating expenses, for further possible reductions particularly during these difficult times.

Our SG&A for the six-month period ended June 30, 2010 of $8,401,000, reflects an increase $375,000 or 4.7% from $8,026,000 reported during the same period in the prior year.  The most significant component of the increase as noted above are legal, consulting and accounting costs of $555,000 incurred in connection with our efforts to resolve matters with our banks, including a new waiver and amendment entered into during the second quarter of 2010, and costs incurred as the result of PNC’s actions pertaining to their foreclosure on WMC. Additional areas which encountered increases were depreciation and amortization of $76,000, which is due primarily to a software application implementation and freight out which increased by $59,000.  These increases were partially offset by, among other things, our continuing compensation and benefits reduction plan and reduced staff, which resulting in a savings of $315,000 and a reduction of $69,000 in the required expensing of prior period non-cash stock based compensation charges.

Interest - Net

Our net interest expense of $337,000 for the three-month period ended June 30, 2010, reflects an increase of $15,000 or 4.7%, when compared to net interest expense of $322,000 incurred for the same period in the prior year. Interest expense incurred in connection with our term loan during the second quarter of 2010, reflects a decrease of $11,000 to $65,000 incurred during the three-month period ended June 30, 2010 from $76,000 incurred during the same period in the prior year, The decrease is principally the result of lower average borrowings during the period due to repayments, partially offset by higher average interest rates. Interest expense on borrowings under our revolving credit loan facility for the three-month period ended June 30, 2010 was $192,000, compared to $205,000 for the same period in 2009, a decrease of $13,000.  Factors contributing to this decrease include lower average loan balances partially offset by higher interest rates, which included the addition of the default rate adjustment applied to our borrowings under the revolving credit facility through April 23, 2010, the date of an amendment and waiver to our credit facility which eliminated the additional default rate. Other material items included in our interest expense include approximately $35,000 of interest accrued on the Hy-Tech sellers note and $11,000 of accrued interest on the loan from our CEO and an unrelated third party made as a condition by the banks to the waiver and amendment to our credit facility dated April 23, 2010.  Our total average debt balances under the terms of our credit facilities with our banks for the quarters ended June 30, 2010 and 2009 were $17,118,000 and $26,501,000, respectively.  The total average interest rate for the quarters ended June 30, 2010 and 2009 were 6.00% and 4.17%, respectively.

Our net interest for the six-month period ended June 30, 2010 was $726,000, compared to $627,000 during the same period in 2009, an increase of $99,000 or 15.8%. Interest expense incurred in connection with our Term Loan was $161,000 compared to $212,000 in 2009. This decrease is principally the result of lower average borrowings during the period due to repayments, offset by higher average interest rates. Interest expense on borrowings under our revolving credit loan facility for the six-month period ended June 30, 2010 was $432,000, compared to $344,000 for the same period in 2009, an increase of $88,000.  Factors contributing to this increase include higher interest rates, which included the addition of the default rate adjustment applied to our borrowings through April 23, 2010, the date of an amendment and waiver to our credit facility.  The increase was partially offset by lower average loan balances. Other material items included in our interest expense are approximately $60,000 of interest accrued on the Hy-Tech sellers note and $11,000 of accrued interest on the loan from our CEO and an unrelated third party made as a condition to the waiver and amendment to our credit facility dated April 23, 2010.  Our total average debt balances under the terms of our credit facilities with our banks was $18,373,000 and $27,096,000 for the six-month periods ended June 30, 2010 and 2009, respectively.  The total average interest rate for the six-month periods ended June 30, 2010 and 2009 were 6.45% and 4.10%, respectively.

Income Taxes

The effective rate applicable to our loss from continuing operations for the three and six-month periods ended June 30, 2010, differs from the statutory rate primarily due to uncertainties relating to projected future taxable income, which would enable us to realize the federal carry-forward benefit. As such, we applied a 100% valuation allowance of the calculated tax benefit.   The effective rate applicable to the loss from continuing operations for the three and six-month periods ended June 30, 2009 of approximately 60% and 30%.   The primary factors affecting our effective tax rate for the three and six month ended periods ended June 30, 2009, were state income taxes and permanent differences.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flows from operations can be somewhat cyclical, typically with the greatest demand in the second and third quarters followed by positive cash flows in the fourth quarter as receivables and inventories trend down.  We monitor average days sales outstanding, inventory turns, estimated future purchasing requirements and capital expenditures to project liquidity needs and evaluate return on assets employed.

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	June 30, 2010	December 31, 2009
Working Capital of continuing operations	$5,551,000	$7,342,000
Current Ratio of continuing operations	1.25 to 1.0	1.30 to 1.0
Shareholders’ Equity	$12,617,000	$25,615,000

We and our subsidiaries, other than WMC, as co-borrowers, entered into a Credit Agreement, (“Credit Agreement”) as amended, with two banks (“banks”) in 2004.  The Credit Agreement, among other things, includes a revolving credit loan facility, (“revolving loan”). The revolving loan can be used for direct borrowings, with various sub-limits for letters of credit, bankers’

acceptances and equipment loans. There were no letters of credit, bankers’ acceptances or equipment loan borrowings at June 30, 2010, or December 31, 2009. There are no commitment fees for any unused portion of this Credit Agreement. Direct borrowings under the revolving loan are secured by our accounts receivable, inventory, equipment and real property, and are cross-guaranteed by each of our subsidiaries, except WMC. These borrowings bear interest at either LIBOR (London InterBank Offered Rate), at a minimum of 1.0%, plus the currently applicable loan margin of 4.25%, or the prime interest rate, plus the currently applicable loan margin of 2.50%.  The revolving loan within the Credit Agreement expired March 30, 2010.  Primarily the result of the expiration of the revolving credit facility, and us being in default on various financial covenants, the banks on March 31, 2010 withdrew approximately $957,000 from our operating accounts and applied these funds to pay down the term note.  During the period from April 1, 2010 through April 23, 2010, the banks returned the $957,000 to our operating accounts.  On April 23, 2010, we and the banks executed a waiver and amendment which, among other things, extended the termination date of the revolving credit loan portion of the Credit Agreement facility to January 1, 2011, waived all then existing defaults and eliminated the additional default interest rate of 2.0%. The waiver and amendment set new financial covenants and adjusted the borrowing base calculation as well as reduced the size of the facility from $17,500,000 to $16,500,000.  In addition, it required that all future advances shall be subject to the requirement that the aggregate amount advanced after giving effect to any such future advances be at least $750,000 less than the aggregate lendable value in eligible borrowing base assets.  Finally, the banks required a subordinated loan of $750,000, which, in the aggregate was provided by the Company’s Chief Executive Officer, President and Chairman of the Board of Directors, (“CEO”), and another unrelated party.

As part of the March 2009 amendment to the Credit Agreement we have a term loan, entered into in March 2009.  Similar to the borrowings under the revolving loan facility of the Credit Agreement, borrowings under this term loan are secured by our accounts receivable, inventory, equipment and real property and are cross-guaranteed by each of our subsidiaries, with the exception of WMC. The balance of this term loan at June 30, 2010 and December 31, 2009 was $2,903,000 and $5,782,000, respectively.  At June 30, 2010, this term loan bears interest at LIBOR, at a minimum of 1%, plus the currently applicable loan margin of 4.50%.

In connection with the WMC transactions, WMC entered into the WMC loan agreement with PNC Bank (“PNC”). The WMC loan agreement was set to expire June 8, 2012. Neither P&F nor any other subsidiary was a co-borrower or a guarantor to this WMC loan agreement.  The WMC loan agreement provided a maximum loan amount of $12,000,000, of which $1,134,000 was established as a term loan, the balance of $10,866,000 was the maximum revolving advance amount.  The WMC loan agreement is collateralized by the accounts receivable, inventory, equipment, and general intangibles of WMC.  Since December 31, 2009 WMC was not in compliance with certain financial covenants of the Loan Agreement.  This caused a default on the WMC loan agreement, and pursuant to a Forbearance Agreement dated February 22, 2010, PNC agreed to forbear from taking certain actions, such as accelerating repayment of the loan, through August 31, 2010.  Per the Forbearance Agreement, PNC required WMC to obtain additional funding of $250,000, which was made by the CEO and a trust controlled by the president of Countrywide Hardware, pursuant to a secured junior participation agreement (See Note 12).  In return, PNC agreed to reduce a block that applied to the revolving loan by $350,000.

 Subsequent to February 22, 2010, WMC, among other things, defaulted on its lease in Marion, Virginia. This default and other events caused PNC on May 24, 2010 to issue a Notice of Sale of Collateral (“Notice”). The Notice stated that PNC will dispose of substantially all assets of WMC subject to PNC’s liens and/or security interests (the “Collateral”) as follows: (a) by the private sale of substantially all of the Collateral other than WMC’s machinery and equipment (the “Marion Fixed Assets”)  located at Marion, Virginia on or after June 3, 2010 and (b) by the private sale of the Marion Fixed Assets on or after June 23, 2010 contemporaneously with an Internet-only auction and sale of the Marion Fixed Assets by the immediate purchaser thereof.  Please see the overview section of this Management’s Discussion and Analysis section, as well as Notes to Consolidated Condensed Financial Statements for further detailed discussion.

Further, included in the WMC loan agreement entered into with PNC, was a term loan with an original principal amount of $1,134,000, which was to be repaid in twenty-four equal monthly installments of $47,250.  This term note between PNC and WMC was collateralized by WMC’s fixed assets. As the result of the Notice and Peaceful Foreclosure Letter described above, PNC took title to all of WMC’s fixed assets.  We have included in current portion of liabilities of discontinued operations the balance of $115,000 at June 30, 2010 and $992,000 at December 31, 2009. PNC has not yet provided WMC with a final accounting of the results of the auction and sale of the Marion Fixed Assets.

As the result of PNC’s actions and other events, WMC is no longer in operation and has no assets to settle its liabilities, which at June 30, 2010, were approximately $12,838,000 and is the major portion of Liabilities of Discontinued Operations presented in current liabilities in the Consolidated Condensed Balance Sheet.  We believe neither P&F or any of its subsidiaries other than WMC are legally responsible for any of WMC’s liabilities belonging to WMC.  However, until such time as these obligations have been resolved, either directly with the creditors or discharged by a court of law, we are required to maintain these obligations on our financial statements.

Countrywide is a party to a loan agreement with Wachovia Bank, which is secured by a mortgage with respect to the real property owned by Countrywide and utilized by Nationwide.  Countrywide did not make the final “balloon” payment that was due on

September 21, 2009.  As a result of the non-payment, cross-default provisions set forth in the loan agreement between Florida Pneumatic and Wachovia, secured by a mortgage with respect to the real property owned and utilized by Florida Pneumatic, were triggered.  On February 23, 2010, Wachovia amended the underlying loan document to among other things, extend the maturity date of the balloon payment to June 1, 2010 and require the Company to make monthly principal payments of approximately $11,000 plus accrued interest commencing on March 24, 2010.  On April 22, 2010, the Company and Wachovia entered into a new Loan Modification Agreement, which became effective April 23, 2010, wherein the Company agreed to prepay $150,000 toward the balance due on the loan agreement. In exchange, Wachovia waived all prior defaults and extended the maturity date to January 1, 2011. The balance on this loan agreement at June 30, 2010 and December 31, 2009 was $896,000 and $1,091,000, respectively.

In connection with the acquisition of Hy-Tech, we agreed to make additional payments (“Contingent Consideration”) to the sellers. The amount of the Contingent Consideration was based upon Hy-Tech achieving certain financial performance thresholds during the two year period ending on the second anniversary of the acquisition. Further, the Company agreed to make an additional payment (“Additional Contingent Consideration”), subject to certain conditions related primarily to an exclusive supply agreement with a major customer and, to a certain extent, and subject to certain provisions, the achievement of Contingent Consideration. Hy-Tech successfully achieved the required thresholds necessary to be entitled to both the Contingent Consideration and the Additional Contingent Consideration. The total amount of the Contingent Consideration and the Additional Contingent Consideration was approximately a $2,292,000. According to the agreement, the amounts due the sellers were payable in May 2009.  We and the sellers agreed upon payment arrangement wherein we were required and did make a payment of approximately $573,000 in May 2009, with the balance of approximately $1,719,000 to be paid in six equal payments incurring interest at 6.0% per annum, payable quarterly commencing in August 2009. The August 2009 and November 2009 installment payments with interest were paid timely. However, due to the default on the Credit Agreement, we were not permitted to make any subsequent payment without permission from the banks. The balance due on this obligation was $1,146,000 at June 30, 2010.  Pursuant to the Waiver and Amendment dated April 23, 2010, we are still not permitted to make any future payments without permission from the banks.  As such, we have been accruing interest at 12.0% per annum, the default rate of interest.

The Credit Agreement entered into with the banks also includes a foreign exchange line, which provides for the availability of up to $10,000,000 in foreign currency forward contracts.  These contracts fix the exchange rate on future purchases of foreign currencies needed for payments to foreign suppliers. At June 30, 2010 and 2009, the Company had no material foreign exchange forward contracts outstanding.  Additionally, there was no material realized or unrealized gains related to these contracts during the three and six month periods ended June 30, 2010 and 2009, respectively.

During the six-month period ended June 30, 2010, our cash increased $274,000 to $820,000 from $546,000 at December 31, 2009.  Our total debt at June 30, 2010, excluding debt included in Liabilities of Discontinued operations, was $17,871,000, compared to $25,463,000 at December 31, 2009. The percent of total debt to total book capitalization (total debt divided by total bank debt plus equity) was 58.6% at June 30, 2010, compared to 50.9% at December 31, 2009.

We had net cash of $7,836,000 provided by operating activities of continuing operations for the six-month period ended June 30, 2010, compared to $3,788,000 provided by operating activities of continuing operations during the six-month period ended June 30, 2009.

Capital spending was approximately $99,000 for the six-month period ended June 30, 2010, compared to $1,066,000 during the six-month period ended June 30, 2009.  Capital expenditures for the balance of 2010 are expected to be approximately $300,000, some of which may be financed through our credit facilities or financed through independent third party financial institutions. Included in the expected total for 2010 are capital expenditures relating to new products, expansion of existing product lines and replacement of equipment.

We believe we will be able to fund our current working capital needs, interest and debt servicing payments with cash on hand and cash generated from operations, supplemented by borrowings available under the loan agreements from the banks, through at least January 1, 2011, which is the expiration of our current revolving credit facility with our current banks. Further, the Company continues to seek alternative sources of funding that may be more flexible. For example, the Company is attempting to obtain new first mortgages on its three real properties to replace the current mortgages and the bank’s term note. In addition, the Company is in discussions with several lenders regarding a new revolving line of credit as well as a term loan secured by the Company’s machinery and equipment. The goal of these activities is to enhance the Company’s access to capital as well as cash flow.  However, there can be no assurance that we will be successful in our search for new banking arrangements on terms satisfactory to us or in generating the necessary cash flows to fund our current working capital needs.

OFF-BALANCE SHEET ARRANGEMENTS

Our foreign exchange line within the Credit Agreement provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of foreign currencies needed for payments to foreign suppliers. We have not purchased forward contracts on New Taiwan dollars (“TWD”). At June 30, 2010 and 2009, the Company had no material foreign exchange forward contracts outstanding.  Additionally, there was no material realized or unrealized gains related to these contracts during the three and six month periods ended June 30, 2010 and 2009, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 4T.              Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed, under the supervision of, and with the participation of, our management including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities and Exchange Act of 1934). Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures as of June 30, 2010 were effective. Accordingly, management believes that the consolidated condensed financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the three-month period ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 1A.	Risk Factors

There were no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[RESERVED]

Item 5.	Other Information

None.

Item 6.	Exhibits

See “Exhibit Index” immediately following the signature page.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P&F INDUSTRIES, INC.
(Registrant)

	By	/s/ Joseph A. Molino, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: August 13, 2010		(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit

10.1

Amendment No. 21 and Waiver to Credit Agreement, dated as of April 23, 2010, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 23, 2010).

10.2

Secured Subordinated Promissory Note, dated as of April 23, 2010, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. in favor of Marc Schorr in the principal amount of $500,000 (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-Kdated April 23, 2010).

10.3

Secured Subordinated Promissory Note, dated as of April 23, 2010, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. in favor of Richard A. Horowitz in the principal amount of $500,000 (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated April 23, 2010).

10.4

Security Agreement, dated as of April 23, 2010, between Marc Schorr and Richard A. Horowitz, as secured parties, and the Registrant, as debtor (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated April 23, 2010).

10.5

Security Agreement, dated as of April 23, 2010, between Marc Schorr and Richard A. Horowitz, as secured parties, and Florida Pneumatic Manufacturing Corporation, as debtor (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K dated April 23, 2010).

10.6

Security Agreement, dated as of April 23, 2010, between Marc Schorr and Richard A. Horowitz, as secured parties, and Embassy Industries, Inc., as debtor (Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K dated April 23, 2010).

10.7

Security Agreement, dated as of April 23, 2010, between Marc Schorr and Richard A. Horowitz, as secured parties, and Green Manufacturing, Inc., as debtor (Incorporated by reference to Exhibit 10.7 to Registrant’s Current Report on Form 8-K dated April 23, 2010).

10.8

Security Agreement, dated as of April 23, 2010, between Marc Schorr and Richard A. Horowitz, as secured parties, and Countrywide Hardware, Inc., as debtor (Incorporated by reference to Exhibit 10.8 to Registrant’s Current Report on Form 8-K dated April 23, 2010).

10.9

Security Agreement, dated as of April 23, 2010, between Marc Schorr and Richard A. Horowitz, as secured parties, and Nationwide Industries, Inc., as debtor (Incorporated by reference to Exhibit 10.9 to Registrant’s Current Report on Form 8-K dated April 23, 2010).

10.10

Security Agreement, dated as of April 23, 2010, between Marc Schorr and Richard A. Horowitz, as secured parties, and Woodmark International, L.P, as debtor (Incorporated by reference to Exhibit 10.10 to Registrant’s Current Report on Form 8-K dated April 23, 2010).

10.11

Security Agreement, dated as of April 23, 2010, between Marc Schorr and Richard A. Horowitz, as secured parties, and WILP Holdings, Inc., as debtor (Incorporated by reference to Exhibit 10.11 to Registrant’s Current Report on Form 8-K dated April 23, 2010).

10.12

Security Agreement, dated as of April 23, 2010, between Marc Schorr and Richard A. Horowitz, as secured parties, and Continental Tool Group, Inc., as debtor (Incorporated by reference to Exhibit 10.12 to Registrant’s Current Report on

Form 8-K dated April 23, 2010)

10.13

Security Agreement, dated as of April 23, 2010, between Marc Schorr and Richard A. Horowitz, as secured parties, and Hy-Tech Machine, Inc., as debtor (Incorporated by reference to Exhibit 10.13 to Registrant’s Current Report on Form 8-K dated April 23, 2010).

10.14

Second Loan Documents Modification Agreement, dated April 22, 2010, between Countrywide Hardware, Inc. and Wells Fargo, National Association (successor by merger to Wachovia Bank, National Association) as modifying the related (i) Mortgage, Security Agreement and Absolute Assignment of Leases, (ii) Promissory Note, and (iii) Loan  Agreement, each dated May 24, 2002, between Countrywide Hardware, Inc. and Wachovia Bank, National Association, as previously amended (Incorporated by reference to Exhibit 10.15 to Registrant’s Current Report on  Form 8-K dated April 23, 2010).

10.15

Indemnification Agreement, dated as of April 23, 2010, by the Registrant in favor of Marc Schorr and Richard A. Horowitz (Incorporated by reference to Exhibit 10.16 to Registrant’s Current Report on Form 8-K dated April 23, 2010).

10.16	P&F Industries, Inc. 2010 CEO Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 26, 2010).

10.17

Lease Agreement, dated as of March 30, 2007, by and between AGNL Coffman, L.L.C. and Coffman Stairs, LLC and Visador Holding Corporation (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 16, 2009).

10.18

First Amendment to Lease Agreement, dated as of June 8, 2009, made by AGNL Coffman, L.L.C. and WM Coffman LLC  (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated June 10, 2009).

10.19

Acknowledgment of Events of Default and Peaceful Possession Letter, dated June 4, 2010, by WM Coffman LLC in favor of PNC Bank National Association (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 7, 2010).

10.20

Mutual Release Agreement, dated as of June 4, 2010, by and among P & F Industries, Inc., Continental Tool Group, Inc., Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Countrywide Hardware, Inc., WILP Holdings, Inc., Green Manufacturing, Inc., Embassy Industries, Inc., Nationwide Industries, Inc., Pacific Stair Products, Inc. and Woodmark International, L.P. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated June 7, 2010).

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