Form 10-Q
period 2010-09-30
P&F INDUSTRIES INC
filed 2010-11-12
CIK 75340

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted  electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 12, 2010 there were 3,614,562 shares of the registrant’s Class A Common Stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

TABLE OF CONTENTS

i

PART I - FINANCIAL INFORMATION

Item 1.                Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS

Cash	$430,000	$546,000
Accounts receivable — net	9,029,000	7,545,000
Inventories – net	18,706,000	19,746,000
Notes and other receivables	69,000	110,000
Deferred income taxes — net	670,000	670,000
Income tax refund receivable	-	3,270,000
Prepaid expenses and other current assets	516,000	169,000
Assets of discontinued operations	128,000	10,797,000
TOTAL CURRENT ASSETS	29,548,000	42,853,000

PROPERTY AND EQUIPMENT
Land	1,550,000	1,550,000
Buildings and improvements	7,480,000	7,476,000
Machinery and equipment	16,254,000	16,130,000
	25,284,000	25,156,000
Less accumulated depreciation and amortization	13,205,000	11,990,000
NET PROPERTY AND EQUIPMENT	12,079,000	13,166,000

GOODWILL	5,150,000	5,150,000

OTHER INTANGIBLE ASSETS — net	2,388,000	2,651,000

DEFERRED INCOME TAXES -net	1,437,000	1,437,000

ASSETS OF DISCONTINUED OPERATIONS	16,000	3,924,000

OTHER ASSETS — net	233,000	237,000

TOTAL ASSETS	$50,851,000	$69,418,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES

Short-term borrowings	$11,300,000	$16,300,000
Accounts payable	3,745,000	1,396,000
Other accrued liabilities	3,483,000	2,003,000
Liabilities of discontinued operations	12,560,000	9,719,000
Current maturities of long-term debt	4,814,000	5,015,000
TOTAL CURRENT LIABILITIES	35,902,000	34,433,000

Long–term debt, less current maturities	1,172,000	4,148,000
Liabilities of discontinued operations	310,000	5,222,000

TOTAL LIABILITIES	37,384,000	43,803,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued - 3,956,431 at September 30, 2010 and December 31, 2009	3,956,000	3,956,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	10,702,000	10,615,000
Retained earnings	1,764,000	13,999,000
Treasury stock, at cost – 341,869 shares at September 30, 2010 and December 31, 2009	(2,955,000)	(2,955,000)

TOTAL SHAREHOLDERS’ EQUITY	13,467,000	25,615,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$50,851,000	$69,418,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three months		Nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
Net revenue	$14,267,000	$13,144,000	$38,734,000	$39,438,000
Cost of sales	9,526,000	8,798,000	25,304,000	27,024,000
Gross profit	4,741,000	4,346,000	13,430,000	12,414,000
Selling, general and administrative expenses	3,845,000	3,909,000	12,246,000	11,935,000
Operating income	896,000	437,000	1,184,000	479,000
Interest expense	264,000	368,000	990,000	995,000
Income from continuing operations before income taxes	632,000	69,000	194,000	(516,000)
Income tax expense (benefit)	—	13,000	—	(162,000)
Net income (loss) from continuing operations	632,000	56,000	194,000	(354,000)

Income (loss) from discontinued operations (net of tax benefit of none for the three and nine-month periods ended September 30, 2010 and $344,000 and $670,000 for the three and nine-month periods ended September 30, 2009)	200,000	(832,000)	(12,429,000)	(1,593,000)

Net income (loss)	$832,000	$(776,000)	$(12,235,000)	$(1,947,000)

Basic and diluted earnings (loss) per share
Continuing operations	$0.17	$0.02	$0.05	$(0.10)
Discontinued operations	0.06	(0.23)	(3.44)	(0.44)
Net income (loss)	$0.23	$(0.21)	$(3.39)	$(0.54)

Weighted average common shares outstanding:
Basic and diluted	3,615,000	3,615,000	3,615,000	3,615,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

		Class A Common Stock, $1 Par		Additional paid-in	Retained	Treasury stock
	Total	Shares	Amount	capital	earnings	Shares	Amount

Balance, January 1, 2010	$25,615,000	3,956,000	$3,956,000	$10,615,000	$13,999,000	342,000	$(2,955,000)

Net loss	(12,235,000)				(12,235,000)
Stock-based compensation	87,000			87,000

Balance, September 30, 2010	$13,467,000	3,956,000	$3,956,000	$10,702,000	$1,764,000	342,000	$(2,955,000)

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,
	2010	2009
Cash Flows from Operating Activities
Net loss	$(12,235,000)	$(1,947,000)

Adjustments to reconcile net loss to net cash provided by operating activities of continuing operations:
Loss from discontinued operations	12,429,000	1,593,000
Non-cash charges:
Depreciation and amortization	1,239,000	1,176,000
Amortization of other intangible assets	263,000	263,000
Amortization of other assets	57,000	10,000
Provision for losses on accounts receivable	32,000	(119,000)
Stock-based compensation	87,000	173,000
Deferred income taxes - net	—	651,000
Loss (gain) on sale of fixed assets	2,000	(2,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,516,000)	(890,000)
Notes and other receivables	41,000	17,000
Inventories	1,040,000	4,694,000
Income tax refund receivable	3,270,000	(748,000)
Prepaid expenses and other current assets	(47,000)	3,000
Other assets	(53,000)	169,000
Accounts payable	2,349,000	1,614,000
Accrued liabilities	1,480,000	(676,000)
Total adjustments	20,673,000	7,928,000
Net cash provided by operating activities of continuing operations	$8,438,000	$5,981,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,
	2010	2009
Cash Flows from Investing Activities:
Capital expenditures	$(154,000)	$(1,592,000)
Proceeds from sale of fixed assets	—	3,000
Additional purchase price – Hy-Tech	—	(2,362,000)
Net cash used in investing activities	(154,000)	(3,951,000)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	—	11,614,000
Repayments of short-term borrowings	(5,000,000)	(11,114,000)
Term loan advances	957,000	—
Repayments of term loan	(4,280,000)	(7,334,000)
Net proceeds from equipment lease financing	—	540,000
Principal payments on long-term debt	(604,000)	(194,000)
Proceeds from notes payable	750,000	1,433,000
Bank financing costs	(300,000)	—
Net cash used in financing activities	(8,477,000)	(5,055,000)

Cash Flows from Discontinued Operations:
Operating activities	2,778,000	727,000
Investing activities	(2,110,000)	(13,477,000)
Financing activities	(591,000)	15,497,000
Net cash provided by Discontinued Operations	77,000	2,747,000

Net decrease in cash	(116,000)	(278,000)
Cash at beginning of period	546,000	845,000
Cash at end of period	$430,000	$567,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$914,000	$960,000
Income taxes	$27,000	$30,000

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

Hy-Tech’s products are sold to distributors and private label customers through in-house sales personnel and manufacturers’ representatives. Users of Hy-Tech’s tools include refineries, chemical plants, power generation facilities, the heavy construction industry, oil and mining companies and heavy machine industry. Hy-Tech’s products are sold off the shelf, and are also produced to customers’ orders. The business is not seasonal, but it may be subject to significant periodic changes resulting from scheduled shutdowns in refineries, power generation facilities and chemical plants.

Hardware

The Company conducts its Hardware business through Countrywide, which in turn operates through its wholly-owned subsidiary, Nationwide Industries, Inc (“Nationwide”). Nationwide designs and manufactures quality hardware for the fence, rail, gate, and window and door industry.  It also markets a full line of components for other companies which produce pool and patio enclosures and storm and screen doors.  Nationwide distributes a wide array of sweep and sash locks manufactured for vinyl, aluminum or wood windows. As part of Nationwide’s product offering, it began distributing kitchen and bath hardware and accessories during the second quarter of 2009.

Prior to June 8, 2009, Countrywide also operated through its wholly owned subsidiaries, Woodmark International, L.P. (“Woodmark”) and Pacific Stair Products, Inc. (“PSP”). Woodmark was, until the transactions (“WMC transactions”) which formed WM Coffman, LLC (“WMC”) in June 2009, an importer of both stair parts components and kitchen and bath hardware and accessories. Woodmark marketed its stair parts nationally. Effective with the WMC transactions, the operations of Woodmark’s kitchen and bath hardware and accessories product line was transferred to Nationwide.  PSP marketed Woodmark’s staircase components to the building industry in southern California and the southwestern region of the United States.  As a result of the WMC transactions, Woodmark and PSP no longer functioned as operating units.  Woodmark and PSP contributed certain net assets to WMC in return for members’ equity. Accordingly, effective with the WMC transactions, the stair parts business, which formerly reported through Woodmark and PSP, became part of WMC. On June 10, 2009, pursuant to an Asset Purchase Agreement dated as of June 8, 2009, WMC acquired substantially all of the assets of Coffman Stairs, LLC, a Delaware limited liability company (“Coffman”).

As the result of a decision reached by the Company’s board of directors in March 2010,  that it was in the best interest of the Company, its shareholders and creditors that the Company sell, liquidate or otherwise dispose of its ownership of WMC, the Company began reporting WMC as a discontinued operation effective January 1, 2010.Additionally, as of June 7, 2010, WMC ceased operations and its bank began liquidating its assets. The Company has restated prior year financial information to present WMC as a discontinued operation. See Note 3.

Reclassifications

Certain amounts in the consolidated condensed financial statements for the three and nine- month periods ended September 30, 2010 and the year ended December 31, 2009 have been reclassified to conform to the current period’s presentation.

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

Recently Adopted Accounting Standards

During the three-month period ended September 30, 2010, the Company did not adopt any new accounting standards.

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

The following table presents the liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2010:

Roll-forward of Level 3 Liabilities:
Balance — December 31, 2009	$603,000
Adjustment to liability due to termination of advisory arrangement	(482,000)

Balance September 30, 2010	$121,000

The carrying amounts of cash, accounts payable and accrued expenses approximate fair value due to the immediate or short-term maturity of these financial instruments. The fair value of long-term debt and short-term borrowings are  determined using current applicable rates for similar instruments as of the balance sheet date and they approximate the carrying amounts.

At September 30, 2010 and 2009, the Company had no material foreign exchange forward contracts outstanding.  Additionally, there was no material realized or unrealized gains related to these contracts during the three ornine-month periods ended September 30, 2010 and 2009, respectively.

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

WMC was not able to achieve the revenue levels anticipated prior to the WMC transactions and, as a result, never produced positive cash flows. This caused, among other things, defaults on the loan agreement specific to WMC. As the result of a decision reached by the Company’s board of directors in March 2010, that it was in the best interest of the Company, its shareholders and creditors that the Company sell, liquidate or otherwise dispose of its membership interests in WMC, the Company reported WMC as a discontinued operation effective January 1, 2010.

Effective June 7, 2010, WMC executed and delivered to PNC an Acknowledgment of Events of Default and Peaceful Possession Letter (the “Peaceful Possession Letter”), dated as of June 4, 2010, pursuant to which (1) WMC acknowledged that a material adverse change in its business and assets occurred and that such event constituted a forbearance default under the Loan Agreement, and (2) among other things:

(a) consented to PNC’s exercise of all rights of possession in and to the Collateral consistent with the Loan Agreement, the Other Documents (as defined in the Loan Agreement) and applicable law, to be disposed of consistent with the Loan Agreements, the Other Documents and applicable law;

(b) consented to a sale of substantially all of the Collateral, other than the Marion Fixed Assets by PNC to WM Coffman Resources, LLC, or the “Buyer”, pursuant to the terms and conditions of a Foreclosure Agreement,

(c) consented to the Fixed Asset Auction; and

(d) agreed to change its name from WM Coffman, LLC to Old Stairs Co. LLC.

Included within the WMC loan agreement, see Note 12, was a term loan with an original principal amount of $1,134,000, which was to be repaid in twenty-four equal monthly installments of $47,000.  This term note between PNC and WMC was collateralized by WMC’s fixed assets. As the result of the Notice and Peaceful Foreclosure Letter described in prior filings, PNC took title to and possession of all of WMC’s fixed assets located in Marion, Virginia and in July 2010 arranged for their sale.

At the time of the sale by PNC to the Buyer, the total outstanding amount of principal and accrued interest owing to PNC was approximately $5.2 million. Upon the effectiveness of the aforementioned sale by PNC, and sale of the Marion fixed assets, the outstanding amount of principal and accrued interest was paid.  PNC is required to provide to WMC an accounting of the proceeds of the disposition of all the collateral and to turn over, after all fees and expenses, have been paid, any surplus proceeds from the disposition. PNC has not yet provided WMC with a final accounting of the results of the auction and sale of the Marion Fixed Assets.

The table below presents the items that have been reclassified into assets and liabilities of discontinued operations:

	September 30, 2010	December 31, 2009

Cash	$100,000	$53,000
Accounts receivable, net	—	2,124,000
Inventory, net	—	7,919,000
Other current assets	28,000	701,000
Total assets reclassified to current assets of discontinued operations	$128,000	$10,797,000

Machinery and equipment, net	$—	$2,439,000
Other	16,000	1,485,000
Total assets reclassified to non-current assets of discontinued operations	$16,000	$3,924,000

Short-term borrowings	$—	$4,382,000
Accounts payable and accrued expenses	3,244,000	4,251,000
Current maturities of long-term debt	9,316,000	1,086,000
Total liabilities reclassified to current liabilities of discontinued operations	$12,560,000	$9,719,000

Long-term debt, less current portion	$310,000	$5,222,000
Total non-current liabilities reclassified to non-current liabilities of discontinued operations	$310,000	$5,222,000

The table below presents the results of operations of discontinued operations:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Revenue	$—	$7,300,000	$10,136,000	$15,122,000

Gross profit	$—	$967,000	$907,000	$2,241,000

(Income) loss on foreclosure and other expenses	(250,000)	—	5,579,000	—

Termination of lease	—	—	4,280,000	—

Selling, general and administrative expenses and interest expense	50,000	2,143,000	3,477,000	4,504,000

(Income) loss before income taxes	(200,000)	1,176,000	12,429,000	2,263,000

Income tax benefit	—	(344,000)	—	(670,000)

(Income) loss from discontinued operations	$(200,000)	$832,000	$12,429,000	$1,593,000

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

The following table sets forth the computation of basic and diluted (loss) earnings per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Numerator for basic and diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$632,000	$56,000	$194,000	$(354,000)
Earnings (loss) from discontinued operations	200,000	(832,000)	(12,429,000)	(1,593,000)
Net earnings (loss)	$832,000	$(776,000)	$(12,235,000)	$(1,947,000)

Denominator:
Denominator for basic and diluted earnings (loss) per share — weighted average common shares outstanding	3,615,000	3,615,000	3,615,000	3,615,000

At September 30, 2010 and 2009 and during the three and nine-month periods ended September 30, 2010 and 2009, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Class A Common Stock for the period. These options are antidilutive and are excluded from the computation of (loss) earnings per share. The weighted average antidilutive stock options outstanding were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted average antidilutive stock options outstanding	517,000	554,000	515,000	554,000

Diluted loss per share for the nine-month period ended September 30, 2010 and diluted loss per share for the three and nine-month periods ended September 30, 2009 were the same as basic loss per share, since the effect of the inclusion of common share equivalents would be anti-dilutive, because of the reported loss after including the loss from discontinued operations.

NOTE 5 - STOCK-BASED COMPENSATION

Stock-based Compensation

Total stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options and warrants.  Compensation expense attributable to stock-based compensation during the three and nine-month periods ended September 30, 2010 was approximately $18,000 and $87,000, respectively, and for the three and nine-month periods ended September 30, 2009 was approximately $35,000 and $173,000, respectively.  The compensation expense is recognized in selling, general and administrative expenses on the Company’s statements of operations on a straight-line basis over the vesting periods.  The Company recognizes compensation cost over the requisiteservice period. However, the exercisability of the respective non-vested options, which are at pre-determined dates on a calendar year, do not necessarily correspond to the period(s) in which straight-line amortization of compensation cost is recorded. As of September 30, 2010, the Company had approximately $92,000 of total unrecognized compensation cost related to non-vested awards granted under our stock-based plans, which we expect to recognize over a weighted-average period of 1.1 years.On July 29, 2010, the Company granted 2,000 fully vested stock options, which expire in ten years, to a new member of its board of directors, with an exercise price of $2.17 per share, which represents the closing price of the Company’s common stock on the date of the grant.There were no other stock options or warrants grant during the nine- month period ended September 30, 2010.

September 30, 2010
Risk-free interest rate	2.97%
Expected term (in years)	10 years
Volatility	51.4%
Dividend yield	0%
Weighted-average fair value of options granted	$1.40

The expected term was based on historical exercises and terminations. The volatility for the periods with the expected term of the options is determined using historical volatilities based on historical stock prices. The dividend yield is 0% as the Company has historically not declared dividends and does not expect to declare any in the future.

Stock Option Plan

The Company’s 2002 Incentive Stock Option Plan (the “Current Plan”) authorizes the issuance, to employees and directors, of options to purchase a maximum of 1,100,000 shares of Class A Common Stock. These options must be issued within ten years of the effective date of the Current Plan and are exercisable for a ten year period from the date of grant, at prices not less than 100% of the market value of the Class A Common Stock on the date the option is granted. Incentive stock options granted to any 10% stockholder are exercisable for a five year period from the date of grant, at prices not less than 110% of the market value of the Class A Common Stock on the date the option is granted. Pursuant to the Current Plan, the Stock Option Committee has the discretion to award non-qualified stock option grants with various vesting parameters. Options have vesting periods of immediate to three years. In the event options granted contain a vesting schedule over a period of years, the Company recognizes compensation cost for these awards on a straight-line basis over the requisite service period. The Current Plan, which terminates in 2012, is the successor to the Company’s 1992 Incentive Stock Option Plan (the “Prior Plan”).

The following is a summary of the changes in outstanding options for the nine months ended September 30, 2010:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2010	514,624	$7.26	6.0	—
Granted	2,000	2.17	9.8	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, September 30, 2010	516,624	$7.24	5.3	—

Vested, September 30, 2010	421,291	$7.94	4.7	—

The following is a summary of changes in non-vested shares for the nine months ended September 30, 2010:

	Option Shares	WeightedAverage Grant- DateFair Value
Non-vested shares, January 1, 2010	147,667	$2.85
Granted	—
Vested	52,334	3.61
Forfeited	—
Non-vested shares, September 30, 2010	95,333	$2.44

The number of shares of Class A common stock reserved for stock options available for issuance under the Current Plan as of September 30, 2010 was 441,212. Of the options outstanding at September 30, 2010, all were issued under the Current Plan.

NOTE 6 — RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any other recently issued, but not yet effective accounting standards, if currently adopted would have a material effect on our consolidated condensed financial statements.

NOTE 7 - ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	September 30, 2010	December 31, 2009
Accounts receivable	$9,210,000	$7,694,000
Allowance for doubtful accounts	(181,000)	(149,000)
	$9,029,000	$7,545,000

NOTE 8 — INVENTORIES

Inventories - net consist of:

	September 30, 2010	December 31, 2009
Raw material	$1,914,000	$2,086,000
Work in process	475,000	680,000
Finished goods	17,772,000	18,532,000
	20,161,000	21,298,000
Reserve for obsolete and slow-moving inventories	(1,455,000)	(1,552,000)
	$18,706,000	$19,746,000

NOTE 9 - GOODWILL AND OTHER INTANGIBLE ASSETS

During the three and nine-month periods ended September 30, 2010, there was no change to the carrying value of goodwill.

Other intangible assets were as follows:

	September 30, 2010			December 31, 2009
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships	$5,070,000	$3,174,000	$1,896,000	$5,070,000	$2,930,000	$2,140,000
Non-compete and employment agreements	760,000	760,000	—	760,000	760,000	—
Trademarks	199,000	—	199,000	199,000	—	199,000
Drawings	290,000	52,000	238,000	290,000	41,000	249,000
Licensing	105,000	50,000	55,000	105,000	42,000	63,000
Totals	$6,424,000	$4,036,000	$2,388,000	$6,424,000	$3,773,000	$2,651,000

Amortization expense for intangible assets subject to amortization was as follows:

Three months ended September 30,		Nine months ended September 30,
2010	2009	2010	2009
$88,000	$88,000	$263,000	$263,000

Amortization expense for each of the twelve-month periods ending September 30, 2011 through September 30, 2015 is estimated to be as follows: 2011 - $350,000 ; 2012 - $351,000 ; 2013 - $247,000; 2014 - $186,000 and 2015 - $185,000.  The weighted average amortization period for intangible assets was8.78 years at September 30, 2010 and 9.3 years at December 31, 2009.

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

Changes in the Company’s warranty liability, included in other accrued liabilities, were as follows:

	Nine months ended September 30,
	2010	2009
Balance, beginning of period	$183,000	$337,000
Warranties issued and changes in estimated pre-existing warranties	261,000	391,000
Actual warranty costs incurred	(188,000)	(500,000)
Balance, end of period	$256,000	$228,000

NOTE 11 — DEBT

SHORT-TERM BORROWINGS

The Company and its subsidiaries, other than WMC, as co-borrowers, in 2004 entered into a Credit Agreement, (“Credit Agreement”) as amended, with two banks (“banks”).  The Credit Agreement, among other things, includes a revolving credit loan facility (“revolving loan”). The revolving loan can be used for direct borrowings, with various sub-limits for letters of credit, bankers’ acceptances and equipment loans. There were no letters of credit, bankers’ acceptances or equipment loan borrowings at September 30, 2010 or December 31, 2009. There are no commitment fees for any unused portion of this Credit Agreement. Direct borrowings under the revolving loan are secured by the Company’s accounts receivable, inventory, equipment and real property, and are cross-guaranteed by each of the Company’s subsidiaries, except WMC. These borrowings bear interest at either LIBOR (London InterBank Offered Rate), at a minimum of 1.0%, plus the currently applicable loan margin of 4.25%, or the prime interest rate, which September 30, 2010 was 3.25% plus the currently applicable loan margin of 2.50%.  As such, the interest rates in effect at September 30, 2010 were 5.25% for borrowings at LIBOR and 5.75% for borrowings at prime rate.  On April 23, 2010, the Company and the banks executed a waiver and amendment which, among other things, extended the termination date of the revolving credit loan portion of the Credit Agreement facility to January 1, 2011 and waived all then existing defaults. Further, the waiver and amendment set new financial covenants and adjusted the borrowing base calculation as well as reduced the size of the facility from $17,500,000 to $16,500,000.  In addition, it required that all future advances shall be subject to the requirement that the aggregate amount advanced after giving effect to any such future advances be at least $750,000 less than the aggregate lendable value in eligible borrowing base assets.  Finally, the amendment dated April 23, 2010 required a subordinated loan of $750,000, which, in the aggregate, was provided by the Company’s Chief Executive Officer, President and Chairman of the Board of Directors, (“CEO”), and another unrelated party. See Note 12 which discusses related party transactions.  See Note 14 which discusses the Company’s actions taken in connection with a new banking facility entered into in October 2010, which replaces the Credit Agreement.

LONG TERM DEBT

As part of an amendment dated March 30, 2009 to the Credit Agreement, the banks agreed to cancel and refinance two term loans as a single new term loan which was set to expire March 30, 2012. Further, this term loan requires the Company to make monthly principal installment payments, which aggregate to approximately $1,780,000 annually.  Borrowings under this term loan created by the March 2009 amendment are secured by the Company’s accounts receivable, inventory, equipment and real property and are cross-guaranteed by each of the Company’s subsidiaries, with the exception of WMC. The balance of this term loan at September 30, 2010 and December 31, 2009 was $2,459,000 and $5,782,000, respectively.  This term loan bears interest at LIBOR, at a minimum of 1%, plus the currently applicable loan margin of 4.50%, or the prime interest rate, which September 30, 2010 was 3.25% plus the currently applicable loan margin of 2.5%.  As such, the interest rates in effect at September 30, 2010 were 5.50% for borrowings at LIBOR and 5.75% for borrowings at prime rate.See Note 14 which discusses the Company’s actions taken in connection with a new banking facility entered into in October 2010, which replaces the Credit Agreement.

Countrywide is a party to a loan agreement with Wells Fargo Bank, N.A. (successor by merger to Wachovia Bank, National Association) (“Wachovia Bank”), which is secured by a mortgage with respect to the real property owned by Countrywide and utilized by Nationwide.  Countrywide did not make the final “balloon” payment that was due on September 21, 2009.  As a result of the non-payment, cross-default provisions set forth in the loan agreement between Florida Pneumatic and Wachovia, secured by a mortgage with respect to the real property owned and utilized by Florida Pneumatic, were triggered.  On February 23, 2010, Wachovia amended the underlying loan document to among other things, extend the maturity date of the balloon payment to September 1, 2010 and require the Company to make monthly principal payments of approximately $11,000 plus accrued interest commencing on March 24, 2010.  On April 22, 2010, the Company and Wachovia entered into a new Loan Modification Agreement, which became effective April 23, 2010, wherein the Company prepaid $150,000 toward the balance due on theCountrywideloan agreement. In exchange, Wachovia waived all prior defaults and extended the maturity date to January 1, 2011. The balance on this loan agreement at September 30, 2010 and December 31, 2009 was $862,000and $1,091,000, respectively. The balance on the mortgage pertaining to Florida Pneumatic was $596,000 and $708,000 at September 30, 2010 and December 31, 2009, respectively.See Note 14 which discusses the Company’s actions taken in connection with a new banking facility entered into in October 2010, which replaces the Credit Agreement and provides for the repayment of these mortgages.

The Credit Agreement entered into with the banks also includes a foreign exchange line, which provides for the availability of up to $10,000,000 in foreign currency forward contracts.  These contracts fix the exchange rate on future purchases of foreign currencies needed for payments to foreign suppliers.  At September 30, 2010, there were no foreign currency forward contracts outstanding.

In connection with the acquisition of Hy-Tech, the Company agreed to make additional payments (“Contingent Consideration”) to the sellers. The amount of the Contingent Consideration was based upon Hy-Tech achieving certain financial performance thresholds during the two year period ending on the second anniversary of the acquisition. Further, the Company agreed to make an additional payment (“Additional Contingent Consideration”), subject to certain conditions related primarily to an exclusive supply agreement with a major customer and, to a certain extent, and subject to certain provisions, the achievement of Contingent Consideration. Hy-Tech successfully achieved the required thresholds necessary to be entitled to both the Contingent Consideration and the Additional Contingent Consideration. The total amount of the Contingent Consideration and the Additional Contingent Consideration was approximately $2,292,000. According to the Company’s purchase agreement with the Hy-Tech sellers, the amounts due the sellers were payable in May 2009. The Company and the sellers agreed upon a payment arrangement wherein the Company was required and did make a payment of approximately $573,000 in May 2009, with the balance of approximately $1,719,000 to be paid in six equal payments with interest at 6.0% per annum, payable quarterly commencing in August 2009. The August 2009 and November 2009 installment payments with interest were paid timely. However, due to the default on the Credit Agreement, the Company was not permitted to make any subsequent payment without permission from the banks. Further, pursuant to the Waiver and Amendment dated April 23, 2010, the Company is still not permitted to make any future payments without permission from the banks. The balance owing on this obligation was $1,146,000 at September 30, 2010 and December 31, 2009.  The Company is accruing interest at 12.0% per annum, the default rate of interest. At September 30, 2010, accrued interest was approximately $103,000. See Note 14 which discusses the Company’s actions taken in connection with a new banking facility entered into in October 2010, which replaces the Credit Agreement.

NOTE 12—RELATED PARTY TRANSACTIONS

On February 22, 2010, in connection with a Forbearance and Amendment Agreement by and among WMC and PNC,  the Company’s CEO and the president of one of our subsidiaries (collectively the “Junior Participants”), entered into a Junior Participation Agreement with PNC. Each Junior Participant remitted to PNC $125,000. As part of the transactions described in Notes 3 and 11 in July 2010, PNC repaid the Junior Participants the $250,000 plus approximately $6,000 in total interest.

As discussed in Note 11, on April 23, 2010, the Company and the banks executed a waiver and amendment which extended the termination date of the revolving credit loan portion of the Credit Agreement facility to January 1, 2011 and waived any existing events of default. Among other things, the banks required the Company to obtain an advance of $750,000. This advance was, in the aggregate, received from its CEO and another unrelated party as a subordinated loan. These loans bear interest at 8.0% per annum.  As part of the new banking arrangement, which is further discussed in Note 14, the CEO and the unrelated party modified the terms of their loans.

The president of one of our subsidiaries is part owner of one of the subsidiary’s vendors. During the three and nine-month periods ended September 30, 2010, we purchased approximately $156,000 and $582,000 respectively, of product from this vendor. During the three and nine-month periods ended September 30, 2009, we purchased approximately $165,000 and $671,000, respectively, of product from this vendor.

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

Three months ended September 30, 2010	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$14,267,000	$10,609,000	$3,658,000

Segment operating income	$1,978,000	$1,593,000	$385,000
General corporate expense	(1,082,000)
Interest expense – net	(264,000)
Earnings before income taxes	$632,000

Segment assets	$47,254,000	$36,516,000	$10,738,000
Corporate assets	3,597,000
Total assets	$50,851,000

Long-lived assets, including $355,000 at corporate	$19,617,000	$14,673,000	$4,589,000

Three months ended September 30, 2009	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$13,144,000	$9,753,000	$3,391,000

Segment operating income	$1,606,000	$1,149,000	$457,000
General corporate expense	(1,169,000)
Interest expense – net	(368,000)
Income before income taxes	$69,000

Segment assets	$52,238,000	$42,198,000	$10,040,000
Corporate assets	8,126,000
Total assets	$60,364,000

Long-lived assets, including $193,000 at corporate	$21,088,000	$16,130,000	$4,765,000

Nine months ended September 30, 2010	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$38,734,000	$27,124,000	$11,610,000

Segment operating income	$5,187,000	$3,541,000	$1,646,000
General corporate expense	(4,003,000)
Interest expense – net	(990,000)
Loss before income taxes	$194,000

Segment assets	$47,254,000	$36,516,000	$10,738,000
Corporate assets	3,597,000
Total assets	$50,851,000

Long-lived assets, including $355,000 at corporate	$19,617,000	$14,673,000	$4,589,000

Nine months ended September 30, 2009	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$39,438,000	$28,234,000	$11,204,000

Segment operating income	$3,785,000	$2,745,000	$1,040,000
General corporate expense	(3,306,000)
Interest expense – net	(995,000)
Loss before income taxes	$(516,000)

Segment assets	$52,238,000	$42,198,000	$10,040,000
Corporate assets	8,126,000
Total assets	$60,364,000

Long-lived assets, including $193,000 at corporate	$21,088,000	$16,130,000	$4,765,000

NOTE 14 — SUBSEQUENT EVENTS

On October 25, 2010 P&F, Florida Pneumatic, Hy-Tech and Nationwide as Borrowers, and P&F’s other subsidiaries, excluding WMC, as Guarantors, entered into a three year, $22,000,000 Loan and Security Agreement (“Loan Agreement”) with Capital One Leverage Finance Corporation (“COLF”). This Loan Agreement, among other things, includes a revolving credit loan facility, (the “revolving loan”). There is an unused line fee of 0.5% (0.75%, if the revolving loan plus letters of credit do not exceed 50% of the maximum availableBorrowings).  As part of the Loan Agreement there is a default rate of 2.0% upon the occurence of an event of default.  The Borrowers are subject to various financial covenants.

The Borrowers can borrow a maximum of $15,910,000 under the revolving loan portion of the Loan Agreement. The revolving loan has various sub-limits for letters of credit and equipment loans.   Direct borrowings under the revolving loan are secured by the Borrowers’ accounts receivable, inventory and equipment and real property, and are cross-guaranteed by the Borrowers and Guarantors. Borrowings under the revolving loan will bear interest at either LIBOR (London InterBank Offered Rate), plus the currently applicable loan margin, which can range from 3.25% to 4.0%, or the Base Rate, as defined, plus the currently applicable loan margin which can range from 2.25% to 3.0%, both depending upon certain financial measurements.

Additionally, the Loan Agreement provides for a term loan in the amount of $6,090,000.  The term loan is collateralized by the Borrowers’ real property, and is cross-guaranteed by the Borrowers and Guarantors. The term loan shall be repaid with monthly installments of $34,000 until the term loan maturity date, on October 25, 2013, on which date all principal, interest and other amounts owing with respect to the term loan shall be due and payable in full.  This term loan bears interest at LIBOR plus 5.75% or the Base Rate, as defined, plus 4.75%.

Concurrent with the formation of the new credit facility with COLF, the Company paid its previous banks $14,610,000 as full settlement of its then revolving credit facility, term note and accrued interest.  Further, it paid in their entirety two mortgage loans with Wachovia Bank, aggregating $1,504,000.  Additionally, the Company paid to the holders of the Hy-Tech Sellers Note $685,000, representing 50% of the principal balance due and all of the accrued interest through October 25, 2010.  As a result, the balance due on this note is $573,000. Interest will accrue at a rate of 8.0%.  With respect to the $750,000 of subordinated notes payable,of which $250,000 is owed to the CEO, the Company paid interest through October 25, 2010 of approximately $30,000, including approximately $9,000 to its CEO.

The Company also restructured certain obligations to its subordinated lenders, including extending the term of the underlying promissory notes to its CEO and unrelated third party and the holders of the Hy-Tech Sellers Note, to correspond with the three-year term of the credit facility, and agreeing to make current interest payments under such promissory notes, and in the case of the holders of the Hy-Tech Sellers Note and the unrelated third party, make partial principal payments during the term based on Company performance.

The Company incurred approximately $675,000 in fees and other expenses in connection with this new credit facility. These fees and other expenses will be amortized over the life of the credit facility or 36 months.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of P&F Industries, Inc. and subsidiaries (“P&F”, or “the Company”). P&F and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” and their opposites and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. Any forward-looking statements contained herein, including those related to the Company’s future performance, are based upon the Company’s historical performance and on current plans, estimates and expectations. All forward-looking statements involve risks and uncertainties. These risks and uncertainties could cause the Company’s actual results for the 2010 fiscal year and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company for a number of reasons, as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.Forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Hardware

The Company conducts its Hardware business through Countrywide, which in turn operates through its wholly-owned subsidiary, Nationwide Industries, Inc (“Nationwide”). Nationwide designs and manufactures quality hardware for the fence, rail, gate, and window and door industry.  It also markets a full line of components for other companies which produce pool and patio enclosures and storm and screen doors.  Nationwide distributes a wide array of sweep and sash locks manufactured for vinyl, aluminum or wood windows. As part of Nationwide’s product offering, it began distributing kitchen and bath hardware and accessories during the second quarter of 2009.

Prior to June 8, 2009, Countrywide also operated through its wholly owned subsidiaries, Woodmark International, L.P. (“Woodmark”) and Pacific Stair Products, Inc. (“PSP”). Woodmark was, until the transactions(“WMC transactions”) which formed WM Coffman, LLC (“WMC”) in June 2009, an importer of both stair parts components and kitchen and bath hardware and accessories. Woodmark marketed its stair parts nationally. Additionally, effective with the WMC transactions, the operations of Woodmark’s kitchen and bath hardware and accessories product line was transferred to Nationwide.  PSP marketed Woodmark’s staircase components to the building industry in southern California and the southwestern region of the United States.  As a result of the WMC transactions, Woodmark and PSP no longer functioned as operating units.  Woodmark and PSP contributed certain net assets to WMC in return for members’ equity. Accordingly, effective with the WMC transactions, the stair parts business, which formerly reported through Woodmark and PSP, became part of WMC. On June 10, 2009, pursuant to an Asset Purchase Agreement dated as of June 8, 2009, WMC acquired substantially all of the assets of Coffman Stairs, LLC, a Delaware limited liability company (“Coffman”).

As the result of a decision reached by the Company’s board of directors in March 2010,  that it was in the best interest of the Company, its shareholders and creditors that the Company sell, liquidate or otherwise dispose of its ownership of WMC.” the Company began reporting WMC as a discontinued operation effective January 1, 2010. Additionally, as of June 7, 2010, WMC ceased operations and its bank began liquidating its assets. The Company has restated prior year financial information to present WMC as a discontinued operation. See Note 3.

Overview

In spite of the continued economic sluggishness, P&F has begun to show revenue growth as the result of market share gains as we take advantage of the weakness of competitors and also the sales of products that have been developed over the last several years.  This revenue increase, coupled with the results of major cost reduction initiatives introduced during 2009, dramatically improved profits for the third quarter of 2010.  Overall revenues increased 8.5% in the third quarter of 2009 as compared to the third quarter of 2009.  This increase was contributed to by both the Tools and Hardware lines.  Whiles the sales increase is important, there was an even more dramatic improvement in overall net income, increasing from $56,000 in the third quarter of 2009 to $632,000 for the third quarter of 2010.   The two main reasons we are seeing such results at this point are that we believe that the bottom of the market for sales of P&F’s products was approximately the third quarter of 2009 and that the third quarter of 2010 saw relatively little in expenses related to addressing the Company’s bank issues that were incurred in the first six months of 2010.  To that end, it should be noted that following the third quarter of 2010, the Company secured a new comprehensive credit facility in late October.

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

RESULTS OF OPERATIONS

The table below provides an analysis of our net revenue for the three month and nine-month periods ended September 30, 2010 and 2009:

Revenue

	Three-months Ended September 30,
	2010	2009	Variance	Variance
			$	%
Tools
Florida Pneumatic	$7,241,000	$6,483,000	$758,000	11.7%
Hy-Tech	3,368,000	3,270,000	98,000	3.0
Tools Total	10,609,000	9,753,000	856,000	8.8

Hardware
Hardware Total	3,658,000	3,391,000	267,000	7.9

Consolidated	$14,267,000	$13,144,000	$1,123,000	8.5%

	Nine-months Ended September 30,
	2010	2009	Variance	Variance
			$	%
Tools
Florida Pneumatic	$16,902,000	$17,313,000	$(411,000)	(2.4)%
Hy-Tech	10,222,000	10,921,000	(699,000)	(6.4)
Tools Total	27,124,000	28,234,000	(1,110,000)	(3.9)

Hardware
Hardware Total	11,610,000	11,204,000	406,000	3.6

Consolidated	$38,734,000	$39,438,000	$(704,000)	(1.8)%
All revenues are generated in U.S. dollars and are not impacted by changes in foreign currency exchange rates.

Tools

When comparing the three-month periods ended September 30, 2010 and 2009, revenue reported by our Tools segment increased $856,000 or 8.8%. Specifically, Florida Pneumatic increased its revenue from its major retail customer by $981,000, when comparing the three-month periods ended September 30, 2010 and 2009.  Additionally, when comparing the three-month period ended September 30, 2010 to the same period in the prior year, Florida Pneumatic improved its industrial/catalog, automotive and filters productsrevenue by $277,000, $68,000 and $13,000, respectively.  As the result of our decision to no longer market the Franklin products line effective December 31, 2009, revenue from the Franklin products line reflect a decrease of $590,000. We believe that Florida Pneumatic’s relationships with its key customers, given the current economic conditions remain good.

Revenue at Hy-Tech, which focuses on the industrial sector of the pneumatic tools market, increased $98,000 this quarter compared to the same period in the prior year.  During the three-month period ended September 30, 2010, Hy-Tech was able to increase its volume over the prior year to a major customer, accounting for much of its increase.  Revenue from its ATP product line increased nominally over the prior year.  Given the current economic conditions, we believe Hy-Tech’s relationships with its customer base remain good.

During the nine-month period ended September 30, 2010, revenue for our Tools segment decreased to $27,124,000 from $28,234,000 in the same period a year ago. It should be noted that Hy-Tech revenue during the three month period ended March 31, 2009 included unusually large orders from one of its customers that have not repeated thus far in 2010.  Although its revenue for the for both the second and third quarters of 2010 reflect an increase over the prior year, revenue for the nine-month period ended September 30, 2010 is down $699,000 when compared to the same period in 2009.    Revenue at Florida Pneumatic for the nine-month period ended September 30, 2010, has decreased 2.4% or $411,000.  This decrease in revenue is, primarily due to the decision effective December 31, 2009, to discontinue marketing the Franklin products line, resulting in revenue decreasing $1,336,000, partially offset by revenue growth in the more profitable Industrial/Catalog line of $738,000.  Additionally, during the nine month period ended September 30, 2010, revenue in the automotive product line increased by $211,000, with revenue decreasing $68,000 from Florida Pneumatic’s major customer during the nine-month period ended September 30, 2010.

Hardware

Our Hardware revenue is comprised of the sales of fencing and gate hardware, kitchen and bath accessories, OEM products and patio hardware.

	Three-months Ended September 30,
	2010	2009	Variance	Variance
			$	%
Hardware
Fence and gate hardware	$2,348,000	$1,867,000	$481,000	25.8%
Kitchen and Bath	606,000	734,000	(128,000)	(17.4)
OEM	517,000	590,000	(73,000)	(12.4)
Patio	187,000	200,000	(13,000)	(6.5)
Total Hardware	$3,658,000	$3,391,000	$267,000	7.9

	Nine-months Ended September 30,
	2010	2009	Variance	Variance
			$	%
Hardware
Fence and gate hardware	$7,312,000	$6,289,000	$1,023,000	16.3%
Kitchen and Bath	2,129,000	2,443,000	(314,000)	(12.9)
OEM	1,523,000	1,853,000	(330,000)	(17.8)
Patio	646,000	619,000	27,000	4.4
Total Hardware	$11,610,000	$11,204,000	$406,000	3.6%

The increase in fence and gate hardware during the three-month period ended September 30, 2010 compared to the same three-month period in the prior year is due primarily to new product sales and increased customer base.  Further, kitchen and bath product sales declined due primarily to declines in the recreational vehicle and modular home markets, and competitive pressures.  Much of the decline in OEM revenue was due to the loss of Coffman, which prior to the WMC transaction in September 2009, was a customer of Nationwide. Sales by Nationwide to WMC after the date of the WMC transaction were eliminated on consolidation.    Given the current economic conditions, we believe relationships with the major customers within our Hardware segment remain good.

Analysis of our revenue for the Hardware segment during the nine-month period ended September30, 2010 falls much in line with that of the current quarter; there has been year over year growth in the fence and gate hardware product line revenue due primarily to an expanded customer base as well as the launching of new products.  With respect to OEM product line, revenue decreased due primarily to the loss of recognition of revenue generated from shipments to Coffman. As noted earlier, after June 9, 2009 Nationwide shipments to WMC were eliminated on consolidation.  Revenue for the kitchen and bath product line during the nine month period ended September 30, 2010 reflects a 12.4% decline when compared to the same period in 2009, due to further weakening within this market sector.  Patio hardware product line revenue for the nine-month period ended September 30, 2010 increased 4.4%, compared to the same nine-month period in 2009.

Gross Margins / Profits

Gross profits for the three and nine-month periods ended September 30, 2010 and 2009:

Three months ended September 30,		Consolidated	Tools	Hardware
2010	Gross Profit	$4,741,000	$3,452,000	$1,289,000
	Gross Margin	33.2%	32.5%	35.2%

2009	Gross Profit	$4,346,000	$3,112,000	$1,234,000
	Gross Margin	33.1%	31.9%	36.4%

Nine months ended September 30,		Consolidated	Tools	Hardware
2010	Gross Profit	$13,430,000	$9,096,000	$4,334,000
	Gross Margin	34.7%	33.5%	37.3%

2009	Gross Profit	$12,414,000	$8,836,000	$3,578,000
	Gross Margin	31.5%	31.3%	31.9%

Tools

Gross margins in the Tools segment for the three-month period ended September 30, 2010 increased 0.6 percentage points to 32.5% from 31.9% for the three-month period ended September 30, 2009. Gross profit for this segment increased $340,000.Specifically, when comparing the three-month periods ended September 30, 2010 and 2009, there was no change in Florida Pneumatic’s gross margin.  However, due to increased revenue, Florida Pneumatic’s gross profit increased approximately $226,000.Hy-Tech’s gross margin increased 2.3% percentage points when comparing the three-month periods ended September 30, 2010 and 2009.  This improvement is due in part to improved cost of manufacturing.  This improvement in Hy-Tech’s gross margin, combined with the increase in revenue, resulted in Hy-Tech’s gross profit increase of $114,000, when comparing the three-month periods ended September 30, 2010 and 2009.

Gross margin for the Tools segment for the nine-month period ended September 30, 2010 increased to 33.5% from 31.3% during the same period in 2009, with gross profit increasing by $260,000.  Florida Pneumatic, during the nine-month period ended September 30, 2010, was able to improve its year to date gross margin 4.6 percentage points when compared to the same period in 2009, due primarily to improved mix of products sold, lower pricing from its overseas suppliers, lower indirect labor and improved utilization of fixed overhead.  Despite revenue decreasing during the nine-month period ended September 30, 2010 compared to the same time a year ago, Florida Pneumatic was able to increase its gross profit by $670,000.Hy-Tech’s gross margin for the nine-month period ended September 30, 2010 decreased 1.2 percentage points when comparing the nine-month periods ended September 30, 2010 and 2009, due in part to less product being manufactured, thereby adversely affecting absorption of fixed overhead, thus increasing costs.  The lower gross margin in 2010 applied to decreased year to date revenue caused Hy-Tech’s gross profit to decline $410,000, when comparing the nine-month periods ended September 30, 2010 and 2009.

Hardware

Our gross margin attributable to Hardware product lines for the three-month period ended September 30, 2010 decreased to 35.2% from 36.4% during the same period in the prior year. However, as the result of increased revenue during the thirdquarter of 2010 compared to 2009 the Hardware’s gross profit grew to $1,289,000 from $1,234,000 during the same three-month period in 2009.

However gross margin at our Hardware segment for the nine-month period ended September 30, 2010 increased to 37.3% from 31.9% during the same period in the prior year. When comparing the nine-month periods ended September 30, 2010 and 2009, gross profit increased for all product lines, except for Patio, which decreased slightly,  This improvement is primarily the result of (i) product mix, (ii) reduction in the cost of products being relieved from inventory, and (iii) greater absorption of warehouse overhead.

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

For the three-month period ended September 30, 2010, our SG&A was $3,845,000, reflecting a slight decrease of $64,000 when compared to $3,909,000 for the three-month period ended September 30, 2009. More importantly, as a percentage of revenue, SG&A was 27.0% for the three-month period ended September 30, 2010 compared to 29.7% for the same period in the prior year.  Significant line items contributing to the net change were decreases in legal and other professional fees of $94,000 and warranty costs of $110,000. Offsetting the above, when comparing the three-month periods ended September 30, 2010 and 2009, we incurred increases in commissions and freight out of $50,000 and $65,000,respectively, due to higher revenue, depreciation of $45,000, due to the installation of new software and $80,000 in compensation due to accrued performance bonuses at the subsidiary level only.  We intend to continue to examine our operating expenses, for further possible reductions particularly during these difficult times.

Our SG&A for the nine-month period ended September 30, 2010 of $12,246,000, reflects an increase of $311,000 from $11,935,000 reported during the same period in the prior year.  The most significant component of the increase are legal, consulting, accounting and bank fees of $509,000 incurred in connection with our efforts to resolve matters with our banks, including a new waiver and amendment entered into during the second quarter of 2010, and costs incurred as the result of PNC’s actions pertaining to their foreclosure on WMC. Additional areas which encountered increases were depreciation and amortization of $121,000, which is due primarily to a software application implementation and freight costs, which increased by $124,000.  These increases were partially offset by, among other things, our continuing compensation and benefits reduction plan and reduced staff, which has resulted in a savings of $233,000, lower warranty costs of $117,000, due to improved product quality and inspections overseas and a reduction of $86,000 in the required expensing of prior period, non-cash, stock based compensation charges.

Interest - Net

Our net interest expense of $264,000 for the three-month period ended September 30, 2010, reflects a decrease of $104,000 or 28.3%, when compared to net interest expense of $368,000 incurred for the same period in the prior year. The most significant item affecting our debt / interest expense this quarter was a reduction in the term loan of an additional $1,989,000, in May 2010 from the tax refunds received in May 2010, which resulted in lowering interest expense to $39,000 for the three-month period ended September 30, 2010, compared to $83,000 incurred during the same period in 2009, a decrease of $44,000.   Additionally, our interest expense on borrowings under our revolving credit loan facility for the three-month period ended September 30, 2010 was $153,000, compared to $205,000 for the same period in 2009, a decrease of $52,000. The primary factor contributing to this decrease was lower average loan balances, in turn due to the application of a tax refund received in May 2010. Other items included in our interest expense include approximately $35,000 of interest attributable to the Hy-Tech Sellers Note and $15,000 of accrued interest on the loan from our CEO and an unrelated third party made as a condition by the banks to the waiver and amendment to our credit facility dated April 23, 2010.

Our total average debt balances under the terms of our credit facilities with our banks for the quarters ended September 30, 2010 and 2009 were $14,055,000 and $23,238,000, respectively.  The total average interest rate for the quarters ended September 30, 2010 and 2009 were 5.47% and 4.967%, respectively.

Our net interest for the nine-month period ended September 30, 2010 was $990,000, compared to $995,000 during the same period in 2009, a decrease of $5,000. Interest expense incurred in connection with our term loan was $200,000, compared to $295,000 in 2009. This decrease, as discussed earlier, is primarily due a significant reduction of principal, which occurred in May 2010. Interest expense on borrowings under our revolving credit loan facility for the nine-month period ended September 30, 2010 was $585,000, compared to $549,000 for the same period in 2009, an increase of $36,000.  A primary factor contributing to this increase wasthe higher interest rates that were applied when default rate adjustments were imposed. Other items included in our interest expense are approximately $94,000 of interest attributable to the Hy-Tech Seller’sNote and $27,000 of accrued interest on the loan from our CEO and an unrelated third party made as a condition to the waiver and amendment to our credit facility dated April 23, 2010.

Our total average debt balances under the terms of our credit facilities with our banks was $16,923,000 and $25,801,000 for the nine-month periods ended September 30, 2010 and 2009, respectively.  The total average interest rate for the six-month periods ended September 30, 2010 and 2009 were 6.18% and 4.36%, respectively.

Income Taxes

The effective rate applicable to our income from continuing operations for the three and nine-month periods ended September 30, 2010, differs from the statutory rate primarily due to uncertainties relating to projected future taxable income.

The effective rate (benefit) applicable to the income / (loss)  from continuing operations for the three and nine-month periods ended September 30, 2009  was approximately 19% and (31)%.   The primary factors affecting our effective tax rate for the three and nine-month periods ended September 30, 2009, were state income taxes and permanent differences.

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

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	September 30, 2010	December 31, 2009
Working Capital of continuing operations	$6,078,000	$7,342,000
Current Ratio of continuing operations	1.26 to 1.0	1.30 to 1.0
Shareholders’ Equity	$13,467,000	$25,615,000

SHORT-TERM BORROWINGS

The Company and its subsidiaries, other than WMC, as co-borrowers, in 2004 entered into a Credit Agreement, (“Credit Agreement”) as amended, with two banks (“banks”).  The Credit Agreement, among other things, includes a revolving credit loan facility (“revolving loan”). The revolving loan can be used for direct borrowings, with various sub-limits for letters of credit, bankers’ acceptances and equipment loans. There were no letters of credit, bankers’ acceptances or equipment loan borrowings at September 30, 2010 or December 31, 2009. There are no commitment fees for any unused portion of this Credit Agreement. Direct borrowings under the revolving loan are secured by the Company’s accounts receivable, inventory, equipment and real property, and are cross-guaranteed by each of the Company’s subsidiaries, except WMC. These borrowings bear interest at either LIBOR (London InterBank Offered Rate), at a minimum of 1.0%, plus the currently applicable loan margin of 4.25%, or the prime interest rate, which September 30, 2010 was 3.25% plus the currently applicable loan margin of 2.50%.  As such, the interest rates in effect at September 30, 2010 were 5.25% for borrowings at LIBOR and 5.75% for borrowings at prime rate.  On April 23, 2010, the Company and the banks executed a waiver and amendment which, among other things, extended the termination date of the revolving credit loan portion of the Credit Agreement facility to January 1, 2011 and waived all then existing defaults. Further, the waiver and amendment set new financial covenants and adjusted the borrowing base calculation as well as reduced the size of the facility from $17,500,000 to $16,500,000.  In addition, it required that all future advances shall be subject to the requirement that the aggregate amount advanced after giving effect to any such future advances be at least $750,000 less than the aggregate lendable value in eligible borrowing base assets.  Finally, the amendment dated April 23, 2010 required a subordinated loan of $750,000, which, in the aggregate, was provided by the Company’s Chief Executive Officer, President and Chairman of the Board of Directors, (“CEO”), and another unrelated party. See Note 12 which discusses related party transactions.  See Note 14 which discusses the Company’s actions taken in connection with its obligation, related to a new banking facility entered into in October 2010.

As the result of the new credit facility entered into on October 25, 2010, we believe that the cash on hand, the more favorable payment terms on our long term debt and increased funds available under the terms of this new facility will be sufficient to meet our operating requirements in the future.

LONG TERM DEBT

As part of an amendment dated March 30, 2009 to the Credit Agreement, the banks agreed to cancel and refinance two term loans as a single new term loan which was set to expire March 30, 2012. Further, this term loan requires the Company to make monthly principal installment payments, which aggregate to approximately $1,780,000 annually.  Borrowings under this term loan created by the March 2009 amendment are secured by the Company’s accounts receivable, inventory, equipment and real property and are cross-guaranteed by each of the Company’s subsidiaries, with the exception of WMC. The balance of this term loan at September 30, 2010 and December 31, 2009 was $2,459,000 and $5,782,000, respectively.  This term loan bears interest at LIBOR, at a minimum of 1%, plus the currently applicable loan margin of 4.50%, or the prime interest rate, which September 30, 2010 was 3.25% plus the currently applicable loan margin of 2.5%.  As such, the interest rates in effect at September 30, 2010 were 5.50% for borrowings at LIBOR and 5.75% for borrowings at prime rate.  See Note 14 which discusses the Company’s actions taken in connection with its obligation, related to a new banking facility entered into in October 2010.

Countrywide is a party to a loan agreement with Wachovia Bank, which is secured by a mortgage with respect to the real property owned by Countrywide and utilized by Nationwide.  Countrywide did not make the final “balloon” payment that was due on September 21, 2009.  As a result of the non-payment, cross-default provisions set forth in the loan agreement between Florida Pneumatic and Wachovia, secured by a mortgage with respect to the real property owned and utilized by Florida Pneumatic, were triggered.  On February 23, 2010, Wachovia amended the underlying loan document to among other things, extend the maturity date of the balloon payment to September 1, 2010 and require the Company to make monthly principal payments of approximately $11,000 plus accrued interest commencing on March 24, 2010.  On April 22, 2010, the Company and Wachovia entered into a new Loan Modification Agreement, which became effective April 23, 2010, wherein the Company prepaid $150,000 toward the balance due on the Countrywide loan agreement. In exchange, Wachovia waived all prior defaults and extended the maturity date to January 1, 2011. The balance on this loan agreement at September 30, 2010 and December 31, 2009 was $862,000 and $1,091,000, respectively. The balance on the mortgage pertaining to Florida Pneumatic was $596,000 and $708,000 at September 30, 2010 and December 31, 2009, respectively, See Note 14 which discusses the Company’s actions taken in connection with these obligations, related to a new banking facility entered into in October, 2010.

The Credit Agreement entered into with the banks also includes a foreign exchange line, which provides for the availability of up to $10,000,000 in foreign currency forward contracts.  These contracts fix the exchange rate on future purchases of foreign currencies needed for payments to foreign suppliers.  At September 30, 2010, there were no foreign currency forward contracts outstanding.

As the result of PNC’s actions and other events, WMC is no longer in operation and has no assets to settle its liabilities, which at September 30, 2010, were approximately $12,529,000 and is the major portion of Liabilities of Discontinued Operations presented in current liabilities in the Consolidated Condensed Balance Sheet.  We believe neither P&F nor any of its subsidiaries other than WMC are legally responsible for any of WMC’s liabilities belonging to WMC.  However, until such time as these obligations have been resolved, either directly with the creditors or discharged by a court of law, or otherwise eliminated, we believe we are required to maintain these obligations on our financial statements.

In connection with the acquisition of Hy-Tech, the Company agreed to make additional payments (“Contingent Consideration”) to the sellers. The amount of the Contingent Consideration was based upon Hy-Tech achieving certain financial performance thresholds during the two year period ending on the second anniversary of the acquisition. Further, the Company agreed to make an additional payment (“Additional Contingent Consideration”), subject to certain conditions related primarily to an exclusive supply agreement with a major customer and, to a certain extent, and subject to certain provisions, the achievement of Contingent Consideration. Hy-Tech successfully achieved the required thresholds necessary to be entitled to both the Contingent Consideration and the Additional Contingent Consideration. The total amount of the Contingent Consideration and the Additional Contingent Consideration was approximately $2,292,000. According to the Company’s purchase agreement with the Hy-Tech sellers, the amounts due the sellers were payable in May 2009. The Company and the sellers agreed upon a payment arrangement wherein the Company was required and did make a payment of approximately $573,000 in May 2009, with the balance of approximately $1,719,000 to be paid in six equal payments with interest at 6.0% per annum, payable quarterly commencing in August 2009. The August 2009 and November 2009 installment payments with interest were paid timely. However, due to the default on the Credit Agreement, the Company was not permitted to make any subsequent payment without permission from the banks. Further, pursuant to the Waiver and Amendment dated April 23, 2010, the Company is still not permitted to make any future payments without permission from the banks. The balance owing on this obligation was $1,146,000 at September 30, 2010 and December 31, 2009.  The Company is accruing interest at 12.0% per annum, the default rate of interest. At September 30, 2010, accrued interest was approximately $103,000.   See Note 14 which discusses the Company’s actions taken in connection with its obligation, related to a new banking facility entered into in October 2010.

During the nine-month period ended September 30, 2010, our cash decreased $116,000 to $430,000 from $546,000 at December 31, 2009.  Our total bank debt at September 30, 2010, excluding any bank debt included in Liabilities of Discontinued operations, was $17,286,000, compared to $25,463,000 at December 31, 2009. The percent of total debt to total book capitalization (total debt divided by total bank debt plus equity) was 56.2% at September 30, 2010, compared to 50.9% at December 31, 2009.

We had net cash of $8,138,000 provided by operating activities of continuing operations for the nine-month period ended September 30, 2010, compared to $5,981,000 provided by operating activities of continuing operations during the nine-month period ended September 30, 2009.

Capital spending was approximately $154,000 for the nine-month period ended September 30, 2010, compared to $1,592,000 during the nine-month period ended September 30, 2009.  Capital expenditures for the balance of 2010 are expected to be approximately $100,000, some of which may be financed through our credit facilities or financed through independent third party financial institutions. Included in the expected total for 2010 are capital expenditures relating to new products, expansion of existing product lines and replacement of equipment.

OFF-BALANCE SHEET ARRANGEMENTS

Our foreign exchange line within the Credit Agreement provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of foreign currencies needed for payments to foreign suppliers. We have not purchased forward contracts on New Taiwan dollars (“TWD”). At September 30, 2010 and 2009, the Company had no material foreign exchange forward contracts outstanding.  Additionally, there was no material realized or unrealized gains related to these contracts during the three andnine month periods ended September 30, 2010 and 2009, respectively.

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

Item 4.             Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed, under the supervision of, and with the participation of, our management including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities and Exchange Act of 1934). Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures as of September 30, 2010 were effective. Accordingly, management believes that the consolidated condensed financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the three-month period ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

P&F INDUSTRIES, INC.
(Registrant)

	By	/s/ Joseph A. Molino, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: November 12, 2010		(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit

31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

A copy of any of the foregoing exhibits to this Quarterly Report on Form 10-Q may be obtained, upon payment of the Registrant’s reasonable expenses in furnishing such exhibit, by writing to P&F Industries, Inc., 445 Broadhollow Road, Suite 100, Melville New York 11747, Attention: Corporate Secretary.