Form 10-K
period 2010-12-31
P&F INDUSTRIES INC
filed 2011-03-31
CIK 75340

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant, based on the last sale price on June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $5,410,000.

As of March 29, 2011 there were 3,614,562 shares of the registrant’s Class A Common Stock outstanding.

Documents Incorporated by Reference

Part III of this Annual Report on Form 10-K incorporates by reference information from the registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders.

P&F INDUSTRIES, INC.

FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward looking statements made by or on behalf of P&F Industries, Inc. and subsidiaries (the “Company”). The Company and its representatives may, from time to time, make written or verbal forward looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission, such as this Annual Report on Form 10-K (“Report”), and in its reports to stockholders. Any statements made in the Report that are not historical facts may be deemed to be forward looking statements. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” their opposites and similar expressions identify statements that constitute “forward looking statements” within the meaning of the Reform Act. Any forward looking statements contained herein, including those related to the Company’s future performance, are based upon the Company’s historical performance and on current plans, estimates and expectations. Such forward looking statements are subject to various risks and uncertainties, including those risk factors described in this Report, which may cause actual results to differ materially from the forward looking statements. Forward looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to update publicly or revise any forward looking statement, whether as a result of new information, future developments or otherwise.

PART I

ITEM 1.  Business

P&F Industries, Inc. (“P&F”) is a Delaware corporation incorporated on April 19, 1963. P&F and each of its subsidiaries are herein referred to collectively as the “Company.” In addition, the words “we”, “our” and “us” refer to the Company. The Company operates in two primary lines of business, or segments: (i) tools and other products (“Tools”) and (ii) hardware and accessories (“Hardware”).

Tools

We conduct our Tools business through a wholly-owned subsidiary, Continental Tool Group, Inc. (“Continental”), which in turn currently operates through its wholly-owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”).

Florida Pneumatic

Florida Pneumatic imports and sells pneumatic hand tools of its own design, primarily for the retail, industrial and automotive markets. This line of products includes sanders, grinders, drills, saws and impact wrenches. These tools are similar in appearance and function to electric hand tools, but are powered by compressed air, rather than directly by electricity. Air tools, as they are also called, generally are less expensive to operate, offer better performance and weigh less than their electrical counterparts. Additionally, Florida Pneumatic also imports and markets compressor air filters. Florida Pneumatic imports approximately seventy-five types of pneumatic hand tools, most of which are sold at prices ranging from $50 to $1,000, under the names “Florida Pneumatic” and “Universal Tool,” as well as under the trade names or trademarks of several private label customers. These Florida Pneumatic products are sold to distributors, retailers and private label customers through in-house sales personnel and manufacturers’ representatives. Users of Florida Pneumatic’s hand tools include industrial maintenance and production staffs, do-it-yourself mechanics, automobile mechanics and auto body personnel.

During 2010, Florida Pneumatic purchased approximately 63% of its pneumatic tools from a Far East manufacturer that owns or represents six individual factories in China. Of the total pneumatic tool purchases in 2010, approximately 68% were bought from China, 32% from Taiwan and less than 1% from Japan. Florida Pneumatic performs final assembly on certain of its pneumatic tools at its factory in Jupiter, Florida. Florida Pneumatic also assembles and markets a line of air filters, for which it imports components from Mexico. There are redundant supply sources for nearly all products purchased.

Florida Pneumatic also markets, through its Berkley Tool division (“Berkley”), a product line which includes pipe and bolt dies, pipe taps, wrenches, vises and stands, pipe and tubing cutting equipment, hydrostatic test pumps, and replacement electrical components for a widely-used brand of pipe cutting and threading machines. Florida Pneumatic markets Berkley’s products through industrial distributors and contractors. Florida Pneumatic sources its Berkley product line from China and Israel, as well as domestic sources.

Through its Franklin Manufacturing (“Franklin”) division, Florida Pneumatic imported a line of door and window hardware. However, primarily due to an ongoing diminishing market, Florida Pneumatic decided to discontinue marketing the Franklin products line effective December 31, 2009.

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

Hy-Tech’s products are sold to distributors and private label customers through in-house sales personnel and manufacturers’ representatives. Users of Hy-Tech’s tools include refineries, chemical plants, power generation facilities, heavy construction industry and oil and mining companies. Hy-Tech’s products are sold off the shelf, and are also produced to customers’ orders. The business is not seasonal, but it may be subject to significant periodic changes resulting from scheduled shutdowns in refineries, power generation facilities and chemical plants.

The primary competitive factors in the industrial pneumatic tool market are quality, breadth of products and availability of products, customer service and technical support.

Hardware

We conduct our Hardware business through a wholly-owned subsidiary, Countrywide Hardware, Inc. (“Countrywide”). During 2010, Countrywide conducted its business operations through its wholly-owned subsidiary, Nationwide Industries, Inc. (“Nationwide”).  As discussed below, Countrywide’s subsidiary, WM Coffman, LLC (now known as Old Stairs Co LLC (“WMC”), also conducted a stair parts business until June 7, 2010.

Nationwide

Nationwide is an importer and manufacturer of door, window and fencing hardware, and accessories including rollers, hinges, window operators, sash locks, custom zinc castings and door closers. Nationwide’s products are sold through in-house sales personnel and manufacturers’ representatives to distributors, retailers and OEM customers. End users of Nationwide’s products include contractors, home builders, pool and patio distributors, OEM/private label customers and general consumers.  Effective with the WMC transactions discussed below, the Company transferred the kitchen and bath product line, which was formerly a product line marketed through Woodmark International, L.P. (“Woodmark”), to Nationwide. As such, the results of operations and assets and liabilities associated with the kitchen and bath product line have been included in Nationwide’s results.

Most of Nationwide’s sales are of products imported from Taiwan and China. Nationwide currently out-sources the manufacturing of approximately 90% of its product with several overseas factories, while retaining design, quality control, and patent and trademark control. There are redundant supply sources for most products. Nationwide manufactures approximately 10% of its products sold including rollers, hinges and pool enclosure products at its facility in Tampa, Florida. The majority of Nationwide’s sales are seasonal, with revenues typically increasing during the spring and summer months. The majority of Nationwide’s products are sold off the shelf.

The primary competitive factors in Nationwide’s business are price, quality, product availability and service.

WMC

Prior to June 8, 2009, Countrywide operated a stair parts business through its wholly-owned subsidiaries, Woodmark and Pacific Stair Products, Inc. (“PSP”). Woodmark was, until the transactions (“WMC transactions”) which formed the WMC business in June 2009, an importer of both stair parts components and kitchen and bath hardware and accessories. Woodmark marketed its stair parts nationally. However, effective with the WMC transactions, the operations of Woodmark’s kitchen and bath hardware and accessories product line was transferred to Nationwide.  PSP was a manufacturer of high-end stair parts. It also marketed Woodmark’s staircase components to the building industry in southern California and the southwestern region of the United States.  As a result of the WMC transactions, Woodmark and PSP no longer functioned as operating units.  Woodmark and PSP contributed certain net assets to WMC in return for members’ equity. Accordingly, effective with the WMC transactions, the stair parts business, which formerly operated through Woodmark and PSP, became part of WMC. Further, on June 10, 2009, pursuant to an Asset Purchase Agreement dated as of June 8, 2009, WMC acquired substantially all of the assets of Coffman Stairs, LLC, a Delaware limited liability company (“Coffman”).

WMC was not able to achieve the revenue levels anticipated prior to the WMC transactions and, as a result, never produced positive cash flows. This caused, among other things, defaults on WMC’s loan agreement with PNC, National Association (“PNC”).  This, in turn led to a decision by the Company’s board of directors in March 2010 that it was in the best interest of the Company, its shareholders and creditors that the Company attempt to sell, liquidate or otherwise dispose of its ownership of WMC.  Accordingly, the Company began reporting WMC as a discontinued operation effective January 1, 2010.  As a result, the Company has reclassified prior year financial information to present WMC as a discontinued operation. (See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources and Notes 2 and 4 to Consolidated Financial Statements for further discussion).  Further, PNC which was the sole lender and source of credit to WMC, foreclosed upon the assets of WMC. As a result of the aforementioned facts, on June 7, 2010 WMC ceased operations.

Significant Customers

The Tools segment has one customer that accounted for approximately 28.4% and 29.7%, respectively, of consolidated revenue for the years ended December 31, 2010 and 2009, and 43.1% and 50.4%, respectively, of consolidated accounts receivable as of December 31, 2010 and 2009. There are no significant customers in the Hardware segment.

Employees

We employed 140 persons as of December 31, 2010, of which 133 were full-time employees. None of these employees are represented by a union.

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

•
Compliance with financial covenants.  Under the terms of our credit agreement that we entered into in October 2010, we are required to adhere to certain financial covenants. Although we were in compliance with our financial covenants as of December 31, 2010, in certain prior periods, we were not in compliance with certain financial covenants under our prior credit facility. If we are not in compliance with any financial covenant at any time in the future and such non-compliance is not waived, our access to funds may be adversely affected, debt may become due immediately, and/or certain of our assets securing our debt could be foreclosed.

•
Significant volatility and disruption in the global capital and credit markets.  Volatility in the global capital and credit markets since early 2008 has resulted in a tightening of business credit and liquidity, a contraction of consumer credit, business failures, increased unemployment and declines in consumer confidence and spending. If global economic and financial market conditions deteriorate or remain weak for an extended period of time, it could have a material adverse effect on our financial condition and results of operations. In particular, lower consumer spending may result in reduced demand and orders for certain of our products, order cancellations, lower revenues, increased inventories, and lower gross margins. Further, if our customers experience difficulty obtaining financing in the capital and credit markets to purchase our products, this could result in further reduced orders for our products, order cancellations, inability of customers to timely meet their payment obligations to us, extended payment terms, higher accounts receivable, reduced cash flows, greater expense associated with collection efforts and increased bad debt expense; and a severe financial difficulty experienced by our customers may cause them to become insolvent or cease business operations.

•
The strength of the retail economy in the United States.  Our business is subject to economic conditions in major markets, including recession, inflation, deflation, general weakness in retail, industrial, and housing markets.  The strength of such markets are a function of many factors beyond our control, including interest rates, employment levels, availability of credit and consumer confidence. Such economic conditions have had, and may continue to have, an adverse effect on our results of operations and financial position.

•
Supply chain disruptions.  Any difficulty or inability on the part of manufacturers of our products or other participants in our supply chain in obtaining sufficient financing to purchase raw materials or to finance general working capital needs may result in delays or non-delivery of shipments of our products.

•
Our ability to maintain mutually beneficial relationships with key customers.  We have several key customers, one of which constituted approximately 28% of our consolidated revenues for 2010. Loss of key customers or a material negative change in our relationships with our key customers could have a material adverse effect on our business, results of operations or financial position.

•
Adverse changes in currency exchange rates or raw material commodity prices.  A majority of our products are manufactured outside the United States, of which a significant amount is purchased in the local currency. As a result, we are exposed to movements in the exchange rates of various currencies against the United States dollar which could have an adverse effect on our results of operations or financial position. We believe our most significant foreign currency exposures are the Taiwan dollar (“TWD”) and the Chinese Renminbi (“RMB”). Purchases from Chinese sources are made in U.S. dollars. However, if the Chinese currency, the Renminbi (“RMB”), were to be revalued against the dollar, there could be a significant negative impact on the cost of our products.

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

•
Market acceptance of new products.  There can be no assurance that the market continues its acceptance of the new products we introduced in recent years or will accept new products scheduled for introduction in 2011. There can also be no assurance that the level of sales generated from these new products relative to our expectations will materialize, based on existing investments in productive capacity and commitments by us to fund advertising and product promotions in connection with the introduction of these new products.

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

•
We may in the future be required to include the financial position of our WMC subsidiary in our consolidated financial statements. The Financial Accounting Standards Board has issued accounting guidance regarding variable interest entities (“VIEs”) that affects the accounting treatment of one of our subsidiaries, WMC. To ascertain if we are required to consolidate this subsidiary, we determine whether it is a VIE and if we are the primary beneficiary in accordance with the accounting guidance, as discussed further in this Annual Report on Form 10-K. Changes in the financial accounting guidance, or changes in circumstances at this subsidiary, could lead us to determine that we have to consolidate the financial position of such entity in the future. This could have a material adverse impact on our financial position.

•
Liabilities of WMC.  WMC has liabilities on its balance sheet that are not reflected in our consolidated financial statements.  While we believe that neither P&F nor any of its subsidiaries other than WMC are legally responsible for any such liabilities, there can be no assurance that one or more creditors of WMC will not institute legal action against P&F or any of its subsidiaries other than WMC, which could result in a material adverse impact on our financial position.

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

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.  Properties

Tools

Florida Pneumatic owns a 72,000 square foot plant facility located in Jupiter, Florida. Hy-Tech owns a 51,000 square foot plant facility which is located in Cranberry Township, Pennsylvania and leases a 10,000 square foot facility located in Punxsutawney, Pennsylvania.

Hardware

Countrywide owns a 56,250 square foot plant facility located in Tampa, Florida in which Nationwide conducts its business. Countrywide leases part of the facility to a non-affiliated tenant.

Each facility described above either provides adequate space for the operations of the respective subsidiary for the foreseeable future or can be modified or expanded to provide additional space.

The three owned properties described above are pledged as collateral against the Company’s credit facility, which is discussed further Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

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

ITEM 4.  [Removed and Reserved]

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common Stock trades on the Nasdaq Global Market under the symbol PFIN. The range of the high and low closing sales prices for our Class A Common Stock during the last two years were as follows:

2010	High	Low
First Quarter	$2.79	$2.51
Second Quarter	2.63	2.00
Third Quarter	2.19	1.52
Fourth Quarter	3.64	1.76

2009	High	Low
First Quarter	$1.40	$0.71
Second Quarter	2.21	0.95
Third Quarter	2.25	1.44
Fourth Quarter	3.20	2.15

As of March 23, 2011, there were approximately 1,100 holders of record of our Class A Common Stock and the closing sale price of our stock as reported by the Nasdaq Global Market was $3.31 We have not declared any cash dividends on our Class A Common Stock since our incorporation in 1963 and have no plans to declare any cash dividends in the foreseeable future.

ITEM 6.  Selected Financial Data

Not required.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

While P&F had a slight decrease in revenue in 2010 of about 1% from 2009, the Company was very successful in improving gross margins from 30.7% in 2009 to 34.8% in 2010.  This improvement came as the result of major cost reduction programs as well as deliberate shift in mix to newer higher margin products.  As a result, we were able to achieve an earnings improvement from continuing operations of $1.8 million on a pre-tax basis.  These positive results, a tax refund of $3.3 million and better use of working capital resulted in a reduction of corporate debt of $8.1 million during 2010.

In October of 2010, we entered into a three-year credit facility with Capital One Leverage Finance Corporation.  The new facility increased our borrowing capacity with respect to certain classes of assets, such as machinery and equipment and real estate.  As a result, the new credit facility provides significantly more potential capital than the facility that it replaced.

Our WMC subsidiary, which sold residential stair parts for new construction, continued to underperform.  In 2010, it was not able to generate sufficient cash flow to meet either its operating needs or debt obligations.  As a result, in June of 2010, WMC’s lender, PNC, foreclosed on and subsequently disposed of substantially all of the assets of WMC.  Management determined that the facts and circumstances relating to WMC, including the foreclosure procedure by PNC, qualified as a loss of a controlling financial interest in WMC and as a result, we deconsolidated WMC.

KEY INDICATORS

Economic Measures

Much of our business is driven by the ebbs and flows of the general economic conditions in both the United States and, to a lesser extent, abroad.  Our Tools segment focuses on a wide array of customer types; it does not rely as much on specific economic measures or indicators. The Tools segment tends to track the general economic conditions of the United States, industrial production and general retail sales, all of which have, for the most part, have indicated minimal improvement during 2010 compared to 2009.  The key economic measures for Hardware group, which for 2010 consisted of Nationwide Industries only, were the general economic conditions of the United States and to a lesser extent the housing market.

Another key economic measure relevant to us is the cost of the raw materials in our products. Key materials include metals, especially various types of steel and aluminum. Also important is the value of the dollar in relation to the Taiwan dollar (“TWD”), as we purchase a significant portion of our products from Taiwan. Purchases from Chinese sources are made in U.S. dollars. However, if the Chinese currency, the Renminbi (“RMB”), were to be revalued against the dollar, there could be a significant negative impact on the cost of our products.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain of these accounting policies require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities, revenues and expenses. On an ongoing basis, we evaluate estimates, including those related to bad debts, inventory reserves, goodwill and intangible assets, warranty reserves and taxes. We base our estimates on historical data and experience, when available, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies are further described below.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or titled has passed to our customer or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured. We sell our goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods. Revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which occurs either upon shipment by us or upon receipt by customers at the location specified in the terms of sale. Other than standard product warranty provisions, our sales arrangements provide for no other post-shipment obligations. We do offer rebates and other sales incentives, promotional allowances or discounts, from time to time and for certain customers, typically related to customer purchase volume, all of which are fixed or determinable and are classified as a reduction of revenue and recorded at the time of sale. We periodically evaluate whether an allowance for sales returns is necessary. Historically, we have experienced little, if any, sales returns. If we believe there are material potential sales returns, we would provide the necessary provision against sales.

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

We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. We also may record as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and our assessment of the general financial conditions affecting our customer base. If actual collection experience changes, revisions to the allowance may be required. We have a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in the creditworthiness of any of these customers could have a material effect on our results of operations in the period in which such changes or events occur. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. Based on the information available, we believe that our allowance for doubtful accounts as of December 31, 2010 was adequate. However, actual write-offs might exceed the recorded allowance.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method or the weighted average method. Inventory, which includes materials, labor and manufacturing overhead costs, is recorded net of an allowance for obsolete or unmarketable inventory. Such allowance is based upon both historical experience and management’s understanding of market conditions and forecasts of future product demand. In addition, all items in inventory in excess of one year’s usage are considered for inclusion in the calculation of inventory obsolescence. If the actual amount of obsolete or unmarketable inventory significantly exceeds the estimated allowance, our cost of sales, gross profit and net earnings would be significantly affected.

Goodwill and Other Intangible Assets

In accordance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) we test goodwill for impairment on an annual basis in the fourth quarter or more frequently if we believe indicators of impairment might exist. The evaluation of goodwill and other intangible assets requires that management prepare estimates of future operating results for each of our operating units. These estimates are made with respect to future business conditions and estimated expected future cash flows to determine estimated fair value. However, if, in the future, key drivers in our assumptions or estimates such as (i) a material decline in general economic conditions; (ii) competitive pressures on our revenue or our ability to maintain margins; (iii) pricing from our vendors which cannot be passed through to our customers; and (iv) breakdowns in supply chain or other factors beyond our control occur, an impairment charge against our intangible assets may be required.

Income Taxes

We provide for deferred taxes on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

We file a consolidated Federal tax return. P&F and certain of its subsidiaries file a combined tax return in New York State. All subsidiaries file other state and local tax returns on a stand-alone basis.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as income taxes in the consolidated statement of operations.

Consolidation of Variable Interest Entities

On January 1, 2010, we adopted an accounting standard, which replaced the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity. The new approach focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impacts the variable interest entity’s economic performance and (1) the obligation to absorb losses of the variable interest entity or (2) the right to receive benefits from the variable interest entity.

As a result of adopting this new accounting standard, we determined that, as the result of the facts and circumstances relating to WMC, including the foreclosure, and subsequent disposal and sale of all of tangible and intangible assets by PNC, we were no longer the primary beneficiary of WMC and we no longer had a controlling financial interest in WMC. As such, we deconsolidated WMC’s financial position and results of operations.

RESULTS OF OPERATIONS

2010 compared to 2009

REVENUE
	Year Ended December 31,
	2010	2009	Variance	Variance
Tools
Florida Pneumatic	$22,467,000	$23,819,000	$(1,352,000)	(5.7)%
Hy-Tech	14,011,000	13,997,000	14,000	0.1
Tools Total	36,478,000	37,816,000	(1,338,000)	(3.5)
Hardware
Nationwide	14,131,000	13,341,000	790,000	5.9
Hardware Total	14,131,000	13,341,000	790,000	5.9
Consolidated	$50,609,000	$51,157,000	$(548,000)	(1.1)%

Tools

Florida Pneumatic focuses its marketing efforts primarily on its retail customers, as well expanding its share in the industrial/catalog sector of the pneumatic market. As indicated in the table above, revenue at Florida Pneumatic decreased $1,352,000, due primarily to the closure of its Franklin Products division effective December 31, 2009. This product line was dropped due to a reduction in market size and ongoing weakening of its contribution margin. As a result, the decision not to market Franklin Products in 2010 contributed $1,681,000 to the total decline in Florida Pneumatic’s net revenue.  It should be noted that the loss of the Franklin Products revenue had minimal impact on Florida Pneumatic’s overall results.  Revenue from its major customer declined $842,000 from 2009 levels due primarily to a reduction in sales of specialty products and non-recurring  products sold in 2009, which were not sold in 2010.  This reduction was partially mitigated through increased revenue generated from direct and seasonal shipments. Revenue at its Berkley, filters, and OEM lines, in the aggregate, decreased slightly by $40,000.  Florida Pneumatic recorded increases of $959,000 or 21.9% in the higher margin, industrial/catalog product group, as well as increases of $226,000 or 36.8% at its automotive product line.   Given the current economic conditions and uncertainties, we believe its relationships with its overall customer base remains good.

Hy-Tech focuses more on the industrial sector of the pneumatic tools market.  Hy-Tech creates quality replacement parts for pneumatic tools, as well as markets its own value added line of ATP and Thor brand of air tools. When comparing Hy-Tech’s revenue for the years ended December 31, 2010 and 2009, there was a minimal increase of $14,000. There were however, fluctuations within its customer base and product line.  For the year ended December 31, 2010, Hy-Tech increased its ATP revenue approximately $1,000,000 when compared to the year ended December 31, 2009.  This increase is primarily attributable to a slight overall increase in the industrial sector and combined with a new aggressive marketing campaign.  This increase was partially offset by a decline in revenue from one customer during 2010 when compared to revenue attributable to this customer in 2009.  We do not believe this decline was the result of performance or quality.  Given the current economic conditions, and uncertainties, we believe its relationships with its overall customer base remains good.

Hardware

The table below is an analysis of Nationwide’s revenue:

	Year ended December 31,
	2010	2009	Variance	Variance
			$	%
Nationwide revenue
Fence and gate hardware	$8,603,000	$7,180,000	$1,423,000	19.8%
Kitchen and Bath	2,775,000	2,962,000	(187,000)	(6.3)
OEM	1,869,000	2,427,000	(558,000)	(23.0)
Patio	884,000	772,000	112,000	14.5
Total	$14,131,000	$13,341,000	$790,000	5.9%

Despite overall weakness in the general economy of the United States for much of 2010, Nationwide was able to increase its revenue of its fence and gate hardware during the year ended December 31, 2010 by 19.8%, when compared to the same period in the prior year.  This improvement is due primarily to the introduction of new products as well as expanded marketing efforts, which effectively increased the size of its customer base.  Nationwide intends to continue to develop new products and accessories.  The kitchen and bath product line continues to feel the effects of the sluggishness in the home improvement business sector, as well as the continued declines in the recreational vehicle and modular home markets, all exacerbated by growing competitive pressures.  As a result, Nationwide’s kitchen and bath product revenue declined $187,000.  Much of the decline in OEM revenue was due to the loss of Coffman, which prior to the WMC transactions in September 2009, was a customer of Nationwide. Sales by Nationwide to WMC after the date of the WMC transactions were eliminated on consolidation.  Nationwide was able to increase its patio product line by 14.5%.  Given the current economic conditions, we believe Nationwide’s relationships with its overall customer base remain good.

GROSS MARGIN

	Year Ended December 31,		Change
	2010	2009	Amount	%
Tools	$12,371,000	$11,423,000	$948,000	8.3%
As percent of respective revenue	33.9%	30.2%	3.7 pts.
Hardware	$5,264,000	$4,278,000	$986,000	23.0%
As percent of respective revenue	37.3%	32.1%	5.2 pts.
Consolidated	$17,635,000	$15,701,000	$1,934,000	12.3%
As percent of respective revenue	34.8%	30.7%	4.1 pts.

Tools

Gross margins at our Tools segment for the twelve-month period ended December 31, 2010 improved 3.7 percentage points from the same period in 2009. Specifically, Florida Pneumatic’s gross margin increased 5.7 percentage points, due to product cost reductions, which in turn were due primarily to: (i) - vendor changes, (ii) - the sale of new, higher margin products and (iii) - increased revenue at its catalog and industrial product lines, which generate higher gross margins compared to its retail items. Another factor contributing to the improvement of Florida Pneumatic’s gross margin was its ability to reduce warehouse overhead costs.  When comparing the years ended December 31, 2010 and 2009, Hy-Tech improved its overall gross margin 0.3 percentage points.  It should be noted that gross margins at Hy-Tech have steadily improved throughout 2010 and have exceeded 2009 gross margins for the respective three-month periods ended June 30, September 30 and December 31.

Despite the decline in revenue at this segment, gross profit increased $948,000. This increase is the net result of improved gross margin percentages.  Through the improvement in its gross margin, Florida Pneumatic was able to increase its gross profit by $896,000.  Hy-Tech increased gross profit during 2010 compared to the prior year by $52,000. In an effort to improve its manufacturing overhead absorption, Hy-Tech continues to investigate ways to reduce its cost of manufacturing, thus lessening the impact of likely reductions in quantity of units produced per job run; however there can be no assurance this will be effective.

Hardware

The gross margin for Nationwide for the year ended December 31, 2010 increased to 37.3% from 32.1% during the same period in the prior year, with year-over-year gross profit improving $986,000.  Fencing and gate hardware, patio and Kitchen and Bath product lines had increases in their respective gross margins and gross profits. While the OEM product line increased its gross margin, as the result of the decrease in revenue, OEM gross profit decreased in 2010 compared to the prior year. Nationwide’s overall improvement is primarily the result of (i) product mix, (ii) reduction in the cost of products being relieved from inventory, and (iii) greater absorption of warehouse overhead.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses (“SG&A”) include salaries and related costs, commissions, travel, administrative facilities, communications costs and promotional expenses for our direct sales and marketing staff, administrative and executive salaries and related benefits, legal, accounting and other professional fees, as well as amortization and depreciation and general corporate overhead and certain engineering expenses.

SG&A for the year ended December 31, 2010 was $16,016,000 compared to $15,799,000 in 2009, an increase of $217,000, or 1.4%.  Due to unexpected banking issues which arose during the first and second fiscal quarters of 2010, which ultimately resulted in our entering into a new credit agreement with a new bank, we incurred significant increases in our legal, consulting, accounting and bank fees, which aggregated to $676,000.  Additional areas which encountered increases were depreciation and amortization of $281,000, due primarily to the write down of prepaid costs incurred in connection with prior bank financings and software application implementation, freight costs, which increased by $112,000 and commission and royalty fees increasing $108,000.  The above increases were partially offset by, among other things, a reduction in bad debt expense of $237,000, lower warranty costs of $126,000, due to improved product quality and inspections overseas, and a reduction of $105,000 in the required expensing of non-cash, stock based compensation charges.  While we continue to focus considerable effort on reducing SG&A, we believe it just as important for us to address the matter of employee morale and retention.  Therefore, effective January 1, 2011, we removed the across-the-board 5% wage reduction, which was put in effect in April 2009.

INTEREST

Our interest expense for the year ended December 31, 2010 was $1,243,000, $99,000 or 7.4% lower than the year ended December 31, 2009 amount of $1,342,000. As discussed further in the Liquidity and Capital Resources section of this Management’s Discussion and Analysis, in October 2010 we entered into a new bank arrangement, which, among other things caused us to repay the then existing term loan and revolving credit line with the two former banks, pay the balance owed on all real property mortgages, and pay one half of the amount owed to the parties that sold Hy-Tech to us. Our new credit agreement is comprised of a revolving credit facility and a term loan.  Additionally, in May 2010, we paid down $1,989,000 of the term loan in effect at such time, thus lowering our 2010 interest expense. This payment was made with a portion of the proceeds of a federal tax refund.

Additionally, interest on our borrowings under the revolving credit loan facilities for the year ended December 31, 2010 was $720,000, compared to $766,000 for the same period in 2009, a decrease of $46,000.  Factors contributing to this decrease were lower average balances, as well as higher interest rates that were applied when default rate adjustments were imposed in 2009. Further, as the result of the arrangement entered into in 2009, which extended the payment terms of the contingent consideration owed to the sellers of Hy-Tech, we incurred interest expense of approximately $112,000 during the year ended December 31, 2010 compared to $56,000 incurred in the prior year.  Additionally, we recorded interest expense of $14,000 to our CEO and $28,000 to an unrelated third party, attributable to the loans from such parties received April 23, 2010.

INCOME TAX EXPENSE (BENEFIT)

The effective tax rates applicable to income (loss) from continuing operations for the years ended December 31, 2010 and 2009 were 9.3% tax expense and a 17.0% tax benefit, respectively.  Contributing to the current year’s effective tax rate were, among other factors, a decrease in a valuation allowance, partially offset by state and local taxes and expenses not deductible for tax purposes.  Contributing factors impacting the effective tax rate in 2009 were increases to our tax provision due to state and local taxes, certain expenses not deductible for tax purposes and, as per authoritative guidance pertaining to uncertain tax positions, an increase to our tax provision. The adjustments were partially offset by a decrease in a valuation allowance.

DISCONTINUED OPERATIONS-DECONSOLIDATION

The most significant portion of the $340,000 after-tax income from discontinued operations was due to the deconsolidation of WMC.  This represents an improvement of $7,605,000, when compared with an after-tax loss of $7,265,000 for the year ended December 31, 2009. WMC was primarily engaged in the manufacturing and importing of stair parts and related accessories.  In an effort to improve our overall results of the then existing stair parts operation, our subsidiary, WMC, purchased substantially all of the assets of one of its competitors in the stair parts business. These transactions were executed in an attempt to take advantage of the synergies available by combining two large players in an industry at the bottom of its economic cycle with complementary distribution channels and operations. WMC was not able to achieve the revenue levels anticipated prior to the WMC transactions and, as a result, never produced positive cash flows. This caused, among other things, defaults on WMC’s loan agreement with PNC.

As a result of a decision reached by our board of directors in March 2010 that it was in the best interest of the Company, its shareholders and creditors that the Company attempt to sell, liquidate or otherwise dispose of its membership interests in WMC, we began to report WMC as a discontinued operation effective January 1, 2010.  See Note 4 to the Consolidated Financial Statements for further information.

As the result of the subsequent facts and circumstances relating to WMC, including the foreclosure and subsequent disposal and sale of all of the tangible and intangible assets by PNC, we were no longer the primary beneficiary of WMC and no longer had a controlling financial interest in WMC. Further, in accordance with authoritative guidance pertaining to consolidation, we determined that we should deconsolidate WMC, because we are unable to direct the activities of this entity, we no longer had the obligation to absorb losses that might be significant to WMC and we no longer possessed the right to receive benefits from WMC that could potentially be significant to WMC.  The authoritative guidance requires us to record the impact of the deconsolidation through our consolidated Statement of Operations.  As such, for the year ended December 31, 2010, as the result of the aforementioned, we recognized a gain of $12,090,000, which offset WMC’s losses from operations of $6,510,000 and a loss recognized due to PNC’s foreclosure in June 2010 of $5,240,000.  We will continue to evaluate the facts and circumstances pertaining to WMC to ascertain if we should include WMC in our consolidated financial statements in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flows from operations can be somewhat cyclical, typically with the greatest demand for cash in the first and fourth quarters. We monitor such things as days sales outstanding, inventory requirements, accounts payable and capital expenditures to project liquidity needs and evaluate return on assets. Our primary sources of funds are cash available through a credit agreement with our bank as discussed below, which offers a revolving loan facility and term loan facility, as well as cash generated from operations.

In addition to funds available to us under the terms of the credit agreement discussed below, we determine and gauge our liquidity and financial stability by the measurements shown in the following table:

	December 31,
	2010	2009
Working capital	$11,746	$8,420
Current ratio	1.77 to 1	1.24 to 1
Shareholders’ equity	$26,399	$25,615

On October 22, 2010, we entered into a credit agreement (the “Credit Agreement”) with Capital One Leverage Finance Corporation, as agent (“COLF”). Additionally, on this date we terminated our banking relationship with our previous banks. The Credit Agreement has a three-year term, with maximum borrowings of $22,000,000.  The Credit Agreement provides for a Revolving Credit Facility (“Revolver”) with a maximum borrowing of $15,910,000. Direct borrowings under the Revolver are secured by our accounts receivable, mortgages on the Company’s real property located in Cranberry, PA, Jupiter, FL and Tampa, FL, inventory and equipment and are cross-guaranteed by each of our subsidiaries, other than WMC. Revolver borrowings bear interest at LIBOR (London InterBank Offered Rate) or the Base Rate, as defined in the Credit Agreement, plus the currently applicable margin rates, which at December 31, 2010 were 3.75% and 2.75%, respectively. Beginning on April 1, 2011, the loan margins applicable to borrowings on the Revolver shall be determined based upon the computation of total funded borrowings from COLF divided by earnings before interest, taxes, depreciation and amortization (“EBITDA”). These new applicable loan margins will range from 3.25% to 4.00% for LIBOR borrowings and from 2.25% to 3.00% for borrowings at prime rate.

The Credit Agreement includes an annual unused line fee ranging from one-half percent (0.50%) to three-quarters percent (0.75%), depending on the percentage of the Revolver to the Credit Facility. Should we terminate the Credit Facility prior to maturity, the Credit Agreement provides for a prepayment fee of one percent (1.00%) of the total Credit Facility if terminated during the first year and one-half percent (0.50%) if terminated during the second year.  We are also required to provide, among other things, monthly financial statements and monthly borrowing base certificates.  The Credit Agreement also requires us to maintain various financial covenants. If an event of default occurs under this Loan Agreement, the interest rate would increase by two percent per annum. Once cured, the two percent premium would be suspended.

The Credit Agreement also contains a $6,090,000 term loan (the “Term Loan”), which is also secured by our accounts receivable, mortgages on the Company’s real property located in Cranberry, PA, Jupiter, FL and Tampa, FL, inventory and equipment.  The Term Loan amortizes $33,833 each month with a balloon payment at maturity of the Credit Agreement.  The Credit Agreement requires us to make prepayments of 25% of excess annual cash flow, as defined in the Credit Agreement, or in the event of a sale of any real estate assets. The Term Loan bears interest at LIBOR or the Base Rate plus the currently applicable margin rates, which at December 31, 2010 were 5.75% and 4.75%, respectively.

Prior to October 22, 2010, we and our subsidiaries, other than WMC, were parties to a credit agreement, (the “Prior Credit Agreement”) as amended, with Citibank, N.A., as agent (“Citibank”). The Prior Credit Agreement, among other things, included a revolving credit loan facility (“prior revolving loan”). Direct borrowings under the prior revolving loan were secured by our accounts receivable, inventory, equipment and real property, and were cross-guaranteed by each of our subsidiaries, other than WMC. Borrowings under this Prior Credit Agreement incurred interest at LIBOR or the prime interest rate, plus applicable loan margins. Concurrent with the formation of the new Credit Agreement with COLF, we paid $14,610,000 to the lenders under the Prior Credit Agreement as full settlement of its then revolving credit facility, term note and accrued interest.

In April 2010, as part of an amendment to the Prior Credit Agreement, the Company was required to obtain a subordinated loan of $750,000. This subordinated loan was, in the aggregate, provided by the Company’s Chief Executive Officer, President and Chairman of the Board of Directors, (“CEO”), in the amount of $250,000, and another unrelated party in the amount of $500,000.  This subordinated loan bears interest at 8% per annum, and remains outstanding at December 31, 2010.

On October 22, 2010, we also restructured certain obligations to subordinated lenders, which among other things included extending the term of the $750,000 subordinated loans payable to our CEO and unrelated third party discussed in the prior paragraph, as well as the balance of the note payable to the parties that sold Hy-Tech to us in 2007 (the “Hy-Tech Sellers”), to correspond with the three-year term of the credit facility.  We can, under certain conditions pursuant to subordination agreements with COLF make interest payments under such subordinated notes payable, and in the case of the holders of the Hy-Tech Sellers note and the unrelated third party, make partial principal payments during the term, subject to certain terms and conditions based on our performance.

Concurrent with our entering into the Credit Agreement, unless otherwise noted, we repaid the balances, in their entirety, of the following obligations:

Mortgage loan—Wachovia Bank (Florida Pneumatic)	$630,000
Mortgage loan—Wachovia Bank (Countrywide)	875,000
Note payable to former owners of Hy-Tech Machine, Inc. 1	685,000
Capital Lease Obligations	171,000
1 As discussed in previous filings with the SEC, in connection with the acquisition of Hy-Tech, we agreed to make additional consideration payments of $2,362,000 to the sellers of Hy-Tech. We and the sellers agreed upon a payment arrangement.  However, due to the default on the previous credit agreement with our former banks, unpaid future payments were suspended.  Under the terms of the Credit Agreement with COLF, we were able to repay 50% plus accrued interest, or $685,000 to the Hy-Tech sellers.  The payment of the balance due of $573,000 is subject to performance criteria.  Interest is accruing at a rate of 6% per annum.

Our cash balance at December 31, 2010 of $874,000 reflects an increase of $328,000 from $546,000 at December 31, 2009. Our total borrowings decreased $8,088,000 to $17,375,000 from $25,463,000 at December 31, 2009.  Significant factors contributing to the decrease include the receipt of a $3 million tax refund and improvement in working capital.  Cash provided by operating activities for the years ended December 31, 2010 and 2009 were $9,039,000 and $8,204,000, respectively. We believe that cash on hand derived from operations and cash available through borrowings under our credit facilities will be sufficient to allow us to meet our working capital needs for at least the next twelve months.

The percent of debt to total book capitalization (debt plus equity) decreased 10.2% to 39.7% at December 31, 2010, from 49.9% at December 31, 2009.

Capital spending decreased to $244,000 during the year ended December 31, 2010 a decrease of $1,424,000, or 85%, compared to $1,668,000 in 2009. Capital expenditures currently planned for 2011 are expected to approximate $400,000, some of which may be financed through our credit facility. The majority of the projected 2011 capital expenditures will relate to tooling required for new product development.

OFF-BALANCE SHEET ARRANGEMENTS

In accordance with authoritative guidance issued by FASB, we deconsolidated WMC.   We believe neither P&F nor any of its subsidiaries other than WMC are legally responsible for any of the liabilities belonging to WMC.  Until such time when these obligations have been resolved, either directly with the creditors, discharged by a court of law, or otherwise eliminated, WMC, which has been deconsolidated, and therefore not included in the Company’s consolidated balance sheets, is required to maintain these unresolved obligations, which at December 31, 2010 were approximately $12,090,000, on the financial statements of WMC only.  We will, as required, reevaluate each quarter the facts and circumstances regarding deconsolidation of WMC.

Effective March 4, 2011 WMC entered into a termination agreement with Visador, Coffman and P&F. On such date, WMC paid Visador $110,000. Visador and Coffman agreed to release and forever discharge WMC, P&F and their respective affiliates and such other related parties from all of their respective known or unknown claims, liabilities and obligations, including, but not limited to, those relating to a monetary claim against WMC of approximately $4.4 million.  WMC and P&F agreed to release and forever discharge Visador and their respective affiliates and such other related parties from all of their respective known or unknown claims, liabilities and obligations.

Florida Pneumatic imports approximately 1% of its purchases from Japan, with payment due in Japanese yen.  As a result, we are subject to the effects of foreign currency exchange fluctuations.  We use a variety of techniques to protect ourselves from any adverse effects from these fluctuations, obtaining price reductions from our overseas suppliers, using alternative supplier sources, increasing selling prices, when possible and entering into foreign currency forward contracts.  There were no foreign currency forward contracts at December 31, 2010.

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

NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

Refer to Note 1, "Summary of Significant Accounting Policies", to our consolidated financial statements for a discussion of recent accounting standards and pronouncements

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not Required

ITEM 8.  Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

P&F Industries, Inc.

We have audited the accompanying consolidated balance sheets of P&F Industries, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of P&F Industries, Inc. and Subsidiaries as of December 31, 2010 and 2009, and their consolidated results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP
Jericho, New York
March 31, 2011

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
	(Audited)	(See Note 1)
ASSETS
CURRENT ASSETS

Cash	$874,000	$546,000
Accounts receivable — net	6,986,000	7,545,000
Inventories – net	18,430,000	19,746,000
Deferred income taxes — net	233,000	670,000
Income tax refund receivable	-	3,270,000
Prepaid expenses and other current assets	417,000	279,000
Current assets of discontinued operations	23,000	10,797,000
TOTAL CURRENT ASSETS	26,963,000	42,853,000

PROPERTY AND EQUIPMENT
Land	1,550,000	1,550,000
Buildings and improvements	7,480,000	7,476,000
Machinery and equipment	16,340,000	16,130,000
	25,370,000	25,156,000
Less accumulated depreciation and amortization	13,599,000	11,990,000
NET PROPERTY AND EQUIPMENT	11,771,000	13,166,000

GOODWILL	5,150,000	5,150,000

OTHER INTANGIBLE ASSETS — net	2,300,000	2,651,000

DEFERRED INCOME TAXES — net	1,874,000	1,437,000

LONG-TERM ASSETS OF DISCONTINUED OPERATIONS	—	3,924,000

OTHER ASSETS — net	837,000	237,000

TOTAL ASSETS	$48,895,000	$69,418,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
	(Audited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES

Short-term borrowings	$9,996,000	$16,300,000
Accounts payable	1,673,000	1,396,000
Other accrued liabilities	3,115,000	2,003,000
Current liabilities of discontinued operations	27,000	9,719,000
Current maturities of long-term debt	406,000	5,015,000
TOTAL CURRENT LIABILITIES	15,217,000	34,433,000

Long–term debt, less current maturities	6,973,000	4,148,000
Long-term liabilities of discontinued operations	306,000	5,222,000

TOTAL LIABILITIES	22,496,000	43,803,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued - 3,956,000 at December 31, 2010 and 2009	3,956,000	3,956,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	10,718,000	10,615,000
Retained earnings	14,680,000	13,999,000
Treasury stock, at cost – 342,000 shares at December 31, 2010 and 2009	(2,955,000)	(2,955,000)

TOTAL SHAREHOLDERS’ EQUITY	26,399,000	25,615,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$48,895,000	$69,418,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2010	2009
Net revenue	$50,609,000	$51,157,000
Cost of sales	32,974,000	35,456,000
Gross profit	17,635,000	15,701,000
Selling, general and administrative expenses	16,016,000	15,799,000
Operating income (loss)	1,619,000	(98,000)
Interest expense	1,243,000	1,342,000
Income (loss) from continuing operations before income taxes	376,000	(1,440,000)
Income tax expense (benefit)	35,000	(245,000)
Income (loss) from continuing operations	341,000	(1,195,000)

Income (loss) from discontinued operations (net of tax expense of $0 and $1,394,000 for the years ended December 31, 2010 and 2009)	340,000	(7,265,000)

Net income (loss)	$681,000	$(8,460,000)

Basic earnings (loss) per share
Continuing operations	$0.10	$(0.33)
Discontinued operations	0.09	(2.01)
Net income (loss)	$0.19	$(2.34)

Diluted earnings (loss) per share
Continuing operations	$0.10	$(0.33)
Discontinued operations	0.09	(2.01)
Net income (loss)	$0.19	$(2.34)

Weighted average common shares outstanding:
Basic	3,615,000	3,615,000

Diluted	3,634,000	3,615,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Class A Common Stock, $1 Par		Additional paid-in	Retained	Treasury stock
	Total	Shares	Amount	capital	earnings	Shares	Amount

Balance, January 1, 2009	$33,867,000	3,956,000	$3,956,000	$10,407,000	$22,459,000	(342,000)	$(2,955,000)

Net loss	(8,460,000)				(8,460,000)
Stock-based compensation	208,000			208,000

Balance, December 31, 2009	25,615,000	3,956,000	3,956,000	10,615,000	13,999,000	(342,000)	(2,955,000)

Net income	681,000				681,000
Stock-based compensation	103,000			103,000

Balance, December 31, 2010	$26,399,000	3,956,000	$$3,956,000	$10,718,000	$14,680,000	(342,000)	$(2,955,000)

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2010	2009
Cash Flows from Operating Activities
Net income (loss)	$681,000	$(8,460,000)

Adjustments to reconcile net (income) loss to net cash provided by operating activities of continuing operations:
(Income) loss from discontinued operations	(340,000)	7,265,000
Non-cash charges:
Depreciation and amortization	1,635,000	1,572,000
Amortization of other intangible assets	351,000	351,000
Amortization of other assets	210,000	56,000
Provision for losses on accounts receivable	76,000	(161,000)
Stock-based compensation	103,000	208,000
Deferred income taxes - net	—	4,901,000
Gain on sale of fixed assets	(3,000)	(2,000)
Changes in operating assets and liabilities:
Accounts receivable	483,000	(80,000)
Notes and other receivables	41,000	(42,000)
Inventories	1,316,000	6,659,000
Income tax refund receivable	3,270,000	(2,943,000)
Prepaid expenses and other current assets	(179,000)	460,000
Other assets	6,000	176,000
Accounts payable	277,000	(506,000)
Income taxes payable	243,000	—
Accrued liabilities	869,000	(1,250,000)
Total adjustments	8,358,000	16,664,000
Net cash provided by operating activities of continuing operations	9,039,000	8,204,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2010	2009
Cash Flows from Investing Activities:
Capital expenditures	$(244,000)	$(1,668,000)
Proceeds from sale of fixed assets	7,000	3,000
Additional purchase price – Hy-Tech	—	(1,216,000)
Net cash used in investing activities	(237,000)	(2,881,000)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	15,750,000	13,864,000
Repayments of short-term borrowings	(22,054,000)	(12,564,000)
Term loan advances	7,047,000	—
Repayments of term loan	(6,773,000)	(7,778,000)
Repayments of mortgages	(1,463,000)	—
Net proceeds from equipment lease financing	—	642,000
Principal payments on long-term debt	(336,000)	(185,000)
Proceeds from notes payable	750,000	—
Repayments on notes payable	(573,000)	—
Payments on capital lease financings	(436,000)	(206,000)
Bank financing costs	(816,000)	—
Net cash used in financing activities	(8,904,000)	(6,227,000)

Cash Flows from Discontinued Operations:
Operating activities	2,748,000	(2,600,000)
Investing activities	(1,735,000)	(7,725,000)
Financing activities	(583,000)	10,930,000
Net cash provided by Discontinued Operations	430,000	605,000

Net increase (decrease) in cash	328,000	(299,000)
Cash at beginning of year	546,000	845,000
Cash at end of year	$874,000	$546,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$1,263,000	$1,315,000
Income taxes	$31,000	$30,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

NOTE 1—SUMMARY OF ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements contained herein include the accounts of P&F Industries, Inc. and its subsidiaries (“P&F”). All significant intercompany balances and transactions have been eliminated.  The 2009 balances in the consolidated financial statements have been reclassified to show the effects of the deconsolidation of WMC.

Company Background

P&F conducts its business operations through two of its wholly-owned subsidiaries: Continental Tool Group, Inc. (“Continental”) and Countrywide Hardware, Inc. (“Countrywide”). P&F and its subsidiaries are herein referred to collectively as the “Company.” In addition, the words “we”, “our” and “us” refer to the Company.

Continental conducts its business operations through Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc., (“Hy-Tech”). Florida Pneumatic is engaged in the importation and sale of pneumatic hand tools, primarily for the retail, industrial and automotive markets, and the importation and sale of compressor air filters. Florida Pneumatic also markets, through its Berkley Tool division (“Berkley”), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely-used brand of pipe cutting and threading machines. Through its Franklin Manufacturing (“Franklin”) division, Florida Pneumatic imported a line of door and window hardware. However, primarily due to a diminishing market, Florida Pneumatic decided to discontinue marketing the Franklin Products line effective December 31, 2009.

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

We conduct our Hardware business through a wholly-owned subsidiary, Countrywide Hardware, Inc. (“Countrywide”). During 2010, Countrywide conducted its business operations through its wholly-owned subsidiary, Nationwide Industries, Inc. (“Nationwide”).  As discussed below, Countrywide also conducted a stair parts business until June 7, 2010, through its wholly-owned subsidiary, WM Coffman, LLC (now known as Old Stairs Co LLC) (“WMC”).  Nationwide is an importer and manufacturer of door, window and fencing hardware and accessories, including rollers, hinges, window operators, sash locks, custom zinc castings and door closers. Nationwide’s products are sold through in-house sales personnel and manufacturers’ representatives to distributors, retailers and OEM customers. End users of Nationwide’s products include contractors, home builders, pool and patio distributors, OEM/private label customers and general consumers.  Effective with the WMC transactions, discussed below, the Company transferred the kitchen and bath product line, which was formerly a product line marketed through Woodmark International, L.P. (“Woodmark”) to Nationwide. As such, the results of operations and assets and liabilities associated with the kitchen and bath product line have been included in Nationwide’s results. Most of Nationwide’s sales are of products imported from Taiwan and China. Nationwide currently out-sources the manufacturing of approximately 90% of its product with several overseas factories, while retaining design, quality control, and patent and trademark control. There are redundant sources for most products. Nationwide manufactures approximately 10% of its products sold including rollers, hinges and pool enclosure products at its facility in Tampa, Florida.

Prior to June 8, 2009, Countrywide also operated through its wholly-owned subsidiaries, Woodmark and Pacific Stair Products, Inc. (“PSP”). Woodmark was, until the transactions (“WMC transactions”) which formed the WMC business in June 2009, an importer of both stair parts components and kitchen and bath hardware and accessories. Woodmark marketed its stair parts nationally. However, effective with the WMC transactions, the operations of Woodmark’s kitchen and bath hardware and accessories product line was transferred to Nationwide.  PSP was manufacturer of high-end stair parts. It also marketed Woodmark’s staircase components to the building industry in southern California and the southwestern region of the United States.  As a result of the WMC transactions, Woodmark and PSP no longer functioned as operating units.  Woodmark and PSP contributed certain net assets to WMC in return for members’ equity. Accordingly, effective with the WMC transactions, the stair parts business, which formerly reported through Woodmark and PSP, became part of WMC. Further, on June 10, 2009, pursuant to an Asset Purchase Agreement dated as of June 8, 2009 (the “Asset Purchase Agreement”), WMC acquired substantially all of the assets of Coffman Stairs, LLC, a Delaware limited liability company (“Coffman”).

WMC was not able to achieve the revenue levels anticipated prior to the WMC transactions and, as a result, never produced positive cash flows. This caused, among other things, defaults on WMC’s loan agreement with PNC, National Association (“PNC”).  This, in turn led to a decision by the Company’s board of directors in March 2010, that it was in the best interest of the Company, its shareholders and creditors that the Company attempt to sell, liquidate or otherwise dispose of its ownership of WMC.  Accordingly, the Company began reporting WMC as a discontinued operation effective January 1, 2010.  As a result, the Company has reclassified prior year financial information to present WMC as a discontinued operation. (See Note 4 for further discussion).  Further, PNC,which was the sole lender and source of credit to WMC, foreclosed upon and liquidated the assets of WMC. As the result of the aforementioned facts, on June 7, 2010 WMC ceased operations.

Basis of Financial Statement Presentation

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).

Consolidation of Variable Interest Entities

On January 1, 2010, we adopted an accounting standard, which replaced the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity.  The new approach focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impacts the variable interest entity’s economic performance and (1) the obligation to absorb losses of the variable interest entity or (2) the right to receive benefits from the variable interest entity.  As a result of adopting this new accounting standard, we were required to change the way we account for our variable interest in WMC.  We determined that as the result of the foreclosure by PNC on WMC and PNC’s subsequent disposal and sale of all of WMC’s assets, tangible and intangible, we no longer were the primary beneficiary of WMC and no longer had a controlling financial interest in WMC. As such, we deconsolidated WMC’s financial position and financial operations.

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

Shipping and Handling Costs

The Company generally does not bill customers for shipping and handling costs. Expenses for shipping and handling costs are included in selling, general and administrative expenses, and totaled approximately $927,000 and $528,000 for the years ended December 31, 2010 and 2009, respectively.

Cash

Cash includes cash on hand, demand deposits, and short-term investments with maturities of three months or less from the date of acquisition. There were no cash equivalents at December 31, 2010 and 2009. The Company maintains cash balances at various financial institutions. At December 31, 2010, all cash balances are fully insured by the Federal Deposit Insurance Corporation.

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, notes and other receivables, accounts payable and short-term debt approximate fair value as of December 31, 2010 and 2009 because of the relatively short-term maturity of these financial instruments. The carrying amounts reported for long-term debt approximate fair value as of December 31, 2010 and 2009 because, in general, the interest rates underlying the instruments fluctuate with market rates.

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

The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. The Company also records as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and the Company’s assessment of the general financial conditions affecting its customer base. If actual collection experience changes, revisions to the allowance may be required. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in the creditworthiness of any of these customers could have a material effect on the Company’s results of operations in the period in which such changes or events occur. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. Based on the information available, the Company believes that its allowance for doubtful accounts as of December 31, 2010 is adequate. However, actual write-offs might exceed the recorded allowance.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of temporary cash investments, accounts receivable and notes receivables. The Company places its cash in overnight money market instruments with high quality financial institutions, which, by policy, limit the amount of credit exposure in any one financial instrument. The Company principally sells its products domestically to customers in diversified industries after completing commercial credit checks.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, possible disclosure of contingent assets and liabilities at the date of the financial instruments and the reported amounts of revenue and expenses during the reporting period. On an on-going basis P&F evaluates its estimates, including those related to collectability of account receivable, valuation of inventories, recoverability of goodwill and intangible assets and income taxes.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.  The Company also uses estimates during its continuing evaluation to determine whether or not it has a controlling financial interest in WMC.

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

Property and Equipment and Depreciation and Amortization

Property and equipment are stated at cost less accumulated depreciation and amortization. Generally, the Company capitalizes items in excess of $1,000. Minor replacements and maintenance and repair items are charged to expense as incurred. Upon disposal or retirement of assets, the cost and related accumulated depreciation are removed from the Company’s consolidated balance sheet.

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

Long-Lived Assets

In accordance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) pertaining to the accounting for the impairment or disposal of long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s assessment of recoverability of property and equipment is performed on an entity level. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of such asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of such asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Warranty Liability

The Company offers certain warranties against product defects for periods ranging from one to three years. Certain products carry limited lifetime warranties. The Company’s typical warranties require it to repair or replace the defective products during the warranty period at no cost to the customer. At the time the product revenue is recognized, the Company records a liability for estimated costs under its warranties. The costs are estimated based on historical experience. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts necessary. While the Company believes that its estimated liability for product warranties is adequate and that the judgment applied is appropriate, the estimated liability for the product warranties could differ materially from future actual warranty costs.

Taxes

The Company provides for deferred taxes on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company files a consolidated Federal tax return. P&F Industries, Inc. and certain of its subsidiaries file a combined tax return in New York State. All subsidiaries file other state and local tax returns on a stand-alone basis.

When tax returns are filed, it is highly certain that most positions taken would be sustained upon examination by the taxing authorities, while others may be subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as income taxes in the consolidated statement of operations.

Advertising

The Company expenses its costs of advertising in the period in which they are incurred. Advertising costs for the years ended December 31, 2010 and 2009 were $890,000 and $873,000, respectively.

Earnings (loss) Per Common Share

Basic earnings (loss) per common share exclude any dilution. It is based upon the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share reflect the effect of shares of common stock issuable upon the exercise of options, unless the effect on earnings is anti-dilutive.

Diluted earnings (loss) per common share is computed using the treasury stock method. Under this method, the aggregate number of shares of common stock outstanding reflects the assumed use of proceeds from the hypothetical exercise of any outstanding options to purchase shares of the Company’s Class A Common Stock. The average market value for the period is used as the assumed purchase price.

The following table sets forth the computation of basic and diluted earnings per common share:

	Years Ended December 31,
	2010	2009
Numerator:
Numerator for basic and diluted loss per common share:
Net income (loss) from continuing operations	$341,000	$(1,195,000)
Net income (loss) from discontinued operations	340,000	(7,265,000)
Net income (loss)	$681,000	$(8,460,000)
Denominator:
Denominator for basic income (loss) per share—weighted average common shares outstanding	3,615,000	3,615,000
Effect of dilutive securities:
Stock options	19,000	—
Denominator for diluted income (loss) per share— adjusted weighted average common shares and assumed conversions	3,634,000	3,615,000

At December 31, 2010 and 2009 and during the years then ended, there were outstanding stock options whose exercise prices were higher than the average market values for the respective periods. These options are anti-dilutive and were excluded from the computation of earnings per share during the years ended December 31, 2010 and 2009, respectively. The weighted average anti-dilutive options outstanding for the years ended December 31, 2010 and 2009 were 532,624 and 534,436, respectively. Diluted loss per share for the year ended December 31, 2009 was the same as basic loss per share, since the effect of the inclusion of common share equivalents would be anti-dilutive, because of the reported loss.

Stock-Based Compensation

In accordance with U.S. GAAP, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense recognized for the years ended December 31, 2010 and 2009 was approximately $103,000 and $208,000, respectively. Share-based compensation expense is included in selling, general and administrative expense on the accompanying consolidated statements of operations. See Note 10 for additional information.

GAAP requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations. Share-based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2010 and 2009 included compensation expense for share-based payment awards based on the grant date fair value estimate in accordance with GAAP. The Company follows the straight-line single option method of attributing the value of stock-based compensation to expense. Also, the Company estimates forfeitures at the time of grant and revises this estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company used the Black-Scholes option-pricing model (“Black-Scholes model”) as its method of valuation for share-based awards granted. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards and the expected term of the awards.

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

For derivative instruments that are designated and qualify as fair value hedges (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedge item attributable to the hedged risk are recognized in earnings in the current period. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure of variability in the expected future cash flows that would be attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated comprehensive income, net of tax (a component of shareholders’ equity) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument, if any (i.e., the ineffective portion and any portion of the derivative instrument excluded from the assessment of effectiveness), is recognized in earnings in the current period. For derivative instruments not designated as hedging instruments, changes in the fair market values are recognized in earnings as a component of cost of sales.

The Company accounts for changes in the fair value of its foreign currency contracts by marking them to market and recognizing any resulting gains or losses through its statements of operations. The Company also marks its yen-denominated payables to market, recognizing any resulting gains or losses in its statements of operations. At December 31, 2010, the Company had no foreign currency forward contracts to purchase Japanese yen at contracted forward rates. During the years 2010 and 2009, the Company recorded a nominal amount and $24,000, respectively of realized gains on foreign currency transactions in its costs of sales. At December 31, 2010 and 2009, the Company had no material unrealized gains or losses on foreign currency transactions.

NEW ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Pronouncements

New authoritative accounting guidance (Accounting Standards Update, or “ASU”, No. 2009-17) on the consolidation of Variable Interest Entities, or “VIEs”, under ASC Topic 810-Consolidation, requires entities to perform a qualitative analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. The enterprise is required to assess, on an ongoing basis, whether it is a primary beneficiary or has an implicit responsibility to ensure that a VIE operates as designed. This guidance changes the previous quantitative approach for determining the primary beneficiary to a qualitative approach based on which entity (a) has the power to direct activities of a VIE that most significantly impact economic performance and (b) has the obligation to absorb losses or receive benefits that could be significant to the VIE. In addition, it requires enhanced disclosures that will provide investors with more transparent information about an enterprise’s involvement with a VIE. This standard became effective for interim and annual periods beginning on or after June 15, 2010. The adoption of this standard should have resulted in the Company accounting for WMC as a VIE, effective June 30, 2010.

In January 2010, the FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary.  Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the deconsolidation and measures any retained investment in the subsidiary at fair value.  In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets.  This ASU is effective beginning in the first interim or annual reporting period ending on or after December 31, 2009.  The impact of the adoption of this ASU is discussed in Notes 2 and 4.

Management does not believe that any other recently issued, but not yet effective accounting standards if currently adopted would have a material effect on the consolidated financial statements.

NOTE 2 — VARIABLE INTEREST ENTITY

The Company’s overall methodology for evaluating transactions and relationships under the variable interest entity (“VIE”)  requirements includes the following: (i) determining whether the entity, meets the criteria to qualify as a VIE; and (ii) determining whether the Company is the primary beneficiary of the VIE.

If the Company identifies a VIE based the requirements within ASC 810, it then performs the second step determine whether it is the primary beneficiary of the VIE by considering the following significant factors and judgments, both of which must be met:

•           Whether the Company has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and

•           Whether the Company has the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

The Company examined the facts and circumstances pertaining to WMC to determine if it is the primary beneficiary, by considering whether or not it has the power to direct the most significant activities of the entity. The Company has concluded that as of June 30, 2010, it did not direct the most significant activities at WMC, nor did it have an obligation to absorb losses or the right to receive benefits from WMC and, therefore, is not considered the primary beneficiary. Accordingly, the Company deconsolidated WMC as further described in Note 4.

The Company will perform an ongoing reassessment of the facts and circumstances pertaining to WMC to determine whether or not the Company may have become the primary beneficiary.

NOTE 3—ACQUISITION

On June 10, 2009, pursuant to the Asset Purchase Agreement, WMC acquired substantially all of the assets of Coffman.  Coffman was in the business of manufacturing and distributing interior wood and iron stair components throughout the United States. Upon the closing of the Asset Purchase Agreement, Woodmark and PSP contributed to WMC certain respective assets, subject to WMC’s assumption of certain respective liabilities and obligations of each of Woodmark and PSP In addition, effectively transferring the Company’s stair parts business to WMC.

On June 10, 2009, WMC entered into a Revolving Credit, Term Loan and Security Agreement (“WMC loan agreement”), dated as of June 8, 2009 with PNC. The maximum amount WMC could borrow under this credit facility with PNC was $12,000,000.

The purchase price consisted of a cash payment of $4,528,000, a promissory note in the amount of $3,972,000 payable to Coffman, and the assumption of certain payables, liabilities and obligations. Additionally, subject to certain conditions, WMC also agreed to pay to Coffman contingent consideration based upon the financial performance of WMC and certain other factors described in the Asset Purchase Agreement. At June 8, 2009, the Company estimated a range of outcomes wherein contingent consideration would have to be paid to Coffman. The amount of potential contingent consideration ranged from $3,697,000 to $6,770,000. The Company, recorded $3,972,000, the then present value of $5,885,000, which is what it believed to be the most likely outcome of the potential estimated contingent consideration obligation. WMC also entered into an advisory agreement with Visador, the parent company of Coffman, pursuant to which WMC agreed to pay Visador, subject to certain conditions, advisory fees, aggregating during the first three years to a maximum of $750,000, in exchange for Visador providing consulting and advisory services to WMC. Cash payments to Visador were to be made only with permission of PNC. The fair value of this obligation of $614,000 had been included in contingent consideration. As such, as of the date of the WMC transactions, the Company recorded a total of $4,586,000 as contingent consideration. During the period from the date of the WMC transactions through December 31, 2009, the Company increased this portion of the contingent consideration by $135,000 due to accretion. However, due to a number of factors including, but not limited to, further declines in the number of new housing starts during the remainder of 2009, WMC re-examined certain long-range factors which contribute to the determination of the potential contingent consideration obligation that would have to be paid to Coffman. As a result of the re-examination of certain long-range factors, WMC no longer believed there would be any future payments to Coffman, other than in connection with the advisory agreement with Visador, and had accordingly reduced the fair value of the contingent consideration by $4,118,000 to $603,000 at December 31, 2009. The Company further reduced this amount to zero as of December 31, 2010.

Additionally, the Company incurred approximately $952,000 of total fees and expenses in connection with the formation of WMC and the WMC loan agreement, of which the Company recorded in its selling, general and administrative expenses approximately $432,000. A portion of this amount would have been amortized over the three year term of the WMC loan agreement, with the remaining portion to be amortized over approximately 18 years, which was the remaining life of the facility lease, discussed below.

Contemporaneously with the execution and delivery of the Asset Purchase Agreement, WMC and Coffman entered into an Assignment and Assumption of Lease Agreement dated as of June 8, 2009 (the “Assignment and Assumption Agreement”). Pursuant to the Assignment and Assumption Agreement, Coffman transferred, conveyed and assigned to WMC all of its right, title and interest, as tenant, in, to and under, and WMC assumed all rights, obligations and liabilities of Coffman under, that certain Lease Agreement, dated as of March 30, 2007, for the lease of certain real property located in Marion, Virginia (the “Leased Premises”). The Lease Agreement had an expiration date of March 30, 2027. The base annual rent was $580,000, payable quarterly in advance on July 1, October 1, January 1 and April 1, in equal installments of $145,000. Further, WMC was required to present to the landlord a $100,000 letter of credit as security deposit.

Interest on the unpaid principal balance of the promissory note of $3,972,000 accrued (i) from June 8, 2009 until the Maturity Date, as defined, at the rate of six and one-half percent (6.5%) simple interest per annum. The principal amount and accrued interest due Coffman was payable on the date (the “Maturity Date”) that is the latter of (1) the last day of the Contingency Period, as defined in the Asset Purchase Agreement or (2) the earlier of (a) the date that is three (3) years and ninety (90) days after the date of the promissory note or (b) the date that all obligations under the WMC loan agreement, were satisfied in full. Pursuant to the terms of the promissory note, all obligations thereunder were subject to the terms of a Subordination Agreement, dated as of June 8, 2009, among WMC, Coffman and PNC.

The purchase price of Coffman Stairs, LLC was as follows:

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

The excess of the total purchase price over the fair value of the net assets acquired, less the value of the identifiable intangible assets, had been allocated to goodwill. Goodwill will be amortized for fifteen years for tax purposes, but not for financial reporting purposes. The fair value and estimated lives of the identifiable intangible assets are based on current information and may be subject to change. Those intangible assets which are subject to amortization will be amortized over fifteen years for tax purposes. For financial reporting purposes, useful lives have been assigned as follows:

Estimated Useful Life
Trademark	Indefinite
Customer Relationships	16 years

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company and Coffman, as though the transaction had occurred as of January 1, 2009. The pro forma amounts give effect to appropriate adjustments for amortization, depreciation, interest expense and income taxes. The pro forma amounts presented are not necessarily indicative of either the actual consolidated operating results had the transaction occurred as of January 1, 2009 or of future consolidated operating results.

Year ended December 31,
2009
Net revenue	$80,184,000
Net loss	$(10,766,000)
Loss per share of common stock:
Basic and diluted	$(2.98)

During 2009, the Company’s Hardware segment continued to suffer through a very low level of new home construction, which is a key driver to its revenue. WMC was unable to achieve the revenues levels anticipated prior to the transactions and as a result, never produced sufficient positive cash flow. WMC’s weak performance resulted in it being in default on certain financial covenants associated with the Loan Agreement with PNC. Pursuant to a forbearance agreement dated February 22, 2010, PNC agreed to forbear from taking certain actions, such as accelerating repayment of the loan, through August 31, 2010. As a result of our annual goodwill and other intangible analysis, as well as other information that came to light, at December 31, 2009, the Company recorded an impairment charge of $5,549,000 in connection with WMC. See Note 4 for further discussion of WMC.

NOTE 4— DISCONTINUED OPERATIONS- DECONSOLIDATION

WMC was primarily engaged in the manufacturing and importing of stair parts and related accessories.  In an effort to improve the overall results of the Company’s existing stair parts operation, the Company entered into the WMC transactions. These transactions were executed in an attempt to take advantage of the synergies available by combining two large players in an industry at the bottom of its economic cycle with complementary distribution channels and operations.

WMC was not able to achieve the revenue levels anticipated prior to the WMC transactions and, as a result, never produced positive cash flows. This caused, among other things, defaults on the WMC loan agreement. As the result of a decision reached by the Company’s board of directors in March 2010, that it was in the best interest of the Company and its shareholders that the Company sell, liquidate or otherwise dispose of its membership interests in WMC, the Company reported WMC as a discontinued operation effective January 1, 2010.

Effective June 7, 2010, WMC executed and delivered to PNC an Acknowledgment of Events of Default and Peaceful Possession Letter (the “Peaceful Possession Letter”), dated as of June 4, 2010, pursuant to which (1) WMC acknowledged that a material adverse change in its business and assets occurred and that such event constituted a forbearance default under the Loan Agreement, and (2) among other things:

(a) consented to PNC’s exercise of all rights of possession in and to the Collateral consistent with the Loan Agreement, the Other Documents (as defined in the WMC loan agreement) and applicable law, to be disposed of consistent with the Loan Agreements, the Other Documents and applicable law;

(b) consented to a sale of substantially all of the Collateral, other than the Marion Fixed Assets by PNC to WM Coffman Resources, LLC, or the “Buyer”, pursuant to the terms and conditions of a Foreclosure Agreement,

(c) consented to the Fixed Asset Auction; and

(d) agreed to change its name from WM Coffman, LLC to Old Stairs Co. LLC.

Included within the WMC loan agreement,  was a term loan with an original principal amount of $1,134,000, which was to be repaid in twenty-four equal monthly installments of $47,000.  This term note between PNC and WMC was collateralized by WMC’s fixed assets. As the result of the Peaceful Possession Letter, PNC took title to and possession of all of WMC’s fixed assets located in Marion, Virginia and, in July 2010 arranged for their sale.

At the time of the sale by PNC to the Buyer, the total outstanding amount of principal and accrued interest owing to PNC was approximately $5.2 million. Upon the effectiveness of the aforementioned sale by PNC, and sale of the Marion fixed assets, the outstanding principal and accrued interest owing to PNC was paid.  PNC was also able to satisfy the subordinated secured lender obligation of $250,000 plus all accrued interest thereon.  In December 2010, WMC received what it believes to be a final accounting from PNC.  As a result of sale of all tangible and intangible assets by or on behalf of PNC, WMC received approximately $344,000 in December 2010 and a final payment of $48,000 in March 2011.

As a result of adopting a new accounting standard, we determined that WMC was a VIE and were required to deconsolidate WMC from our consolidated financial statements.  The Company will perform an ongoing reassessment of the VIE to determine the primary beneficiary and may be required to consolidate WMC in the future.

As the result of the foreclosure by PNC on WMC’s assets, tangible and intangible, and their subsequent disposal and sale thereof, the Company, determined that it no longer had a controlling financial interest in WMC and was no longer the primary beneficiary of WMC and accordingly and in accordance with ASC 810, deconsolidated WMC.  The Company determined that it no longer had the obligation to absorb losses that might be significant to WMC nor did it possess the right to receive benefits from WMC that could potentially be significant to WMC.

As the result of deconsolidating WMC, there are no assets or liabilities attributable to WMC included in the Company’s consolidated balance sheet at December 31, 2010.

The table below presents the items that have been reclassified into assets and liabilities of discontinued operations:
	December 31,2010	December 31, 2009

Cash	$-	$53,000
Accounts receivable, net	-	2,124,000
Inventory, net	-	7,919,000
Other current assets	23,000	701,000
Total current assets of discontinued operations	$23,000	$10,797,000

Machinery and equipment, net	$-	$2,439,000
Other	-	1,485,000
Total non-current assets of discontinued operations	$-	$3,924,000

Short-term borrowings	-	$4,382,000
Accounts payable and accrued expenses	27,000	4,251,000
Current maturities of long-term debt	-	1,086,000
Total liabilities reclassified to current liabilities of discontinued operations	$27,000	$9,719,000

Other long-term liabilities	$306,000	$319,000
Long-term debt, less current portion	-	4,903,000
Total non-current liabilities reclassified to non-current liabilities of discontinued operations	$306,000	$5,222,000

The table below presents the results of operations of discontinued operations, which include selling and general and administrative expenses of $67,000 from discontinued operations other than WMC:

	For the Years Ended December 31,
	2010	2009

Revenue	$10,136,000	$21,427,000

Gross profit	$900,000	$2,412,000

Selling, general and administrative expenses and interest expense	3,130,000	6,852,000

Loss on foreclosure and other expenses	5,240,000	—

Termination of lease	4,280,000	—

Impairment charges	—	5,549,000

Income resulting from change in fair value of contingent consideration	—	(4,118,000)

Loss before income taxes	(11,750,000)	(5,871,000)

Income tax expense	—	1,394,000

Loss from discontinued operations	(11,750,000)	(7,265,000)

Gain resulting from deconsolidation of WMC	12,090,000	—

Net income (loss) from discontinued operations	$340,000	$(7,265,000)

NOTE 5—ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable—net consists of:

	December 31, 2010	December 31, 2009
Accounts receivable	$7,211,000	$7,694,000
Allowance for doubtful accounts	(225,000)	(149,000)
	$6,986,000	$7,545,000

NOTE 6—INVENTORIES

Inventories—net consist of:

	December 31, 2010	December 31, 2009
Raw material	$1,932,000	$2,086,000
Work in process	561,000	680,000
Finished goods	17,302,000	18,532,000
	19,795,000	21,298,000
Reserve for obsolete and slow-moving inventories	(1,365,000)	(1,552,000)
	$18,430,000	$19,746,000

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets with infinite lives are tested annually or whenever events or circumstances indicate the carrying value of these assets may not be recoverable.  In accordance with authoritative guidance issued by the FASB, the Company performed an annual impairment test of goodwill and indefinite-lived intangible assets during the fourth quarter based on conditions as of November 30, 2010. The impairment testing is performed in two steps: (i) The Company compares the fair value of a reporting unit with its carrying value, and (ii) if there is impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The revised fair value of a reporting unit is allocated to the assets and liabilities of the business unit to arrive at an implied fair value of goodwill, based upon known facts and circumstances, as if the acquisition occurred at that time. The Company determines the fair value of its reporting units using a weighted average of the income approach methodology of valuation which considers the expected present value of future cash flows and the market valuation approach. As an integral part of the valuation process the Company anticipates minimal growth in future periods, based upon available statistical data as well as input from its senior management staff.  The results of step one of the impairment test determined that the fair value exceeded the carrying value, and as such, no impairment to Goodwill and other intangible assets was recorded in 2010.

However, in 2009, as a result of this impairment test as well as other information that came to light, it was determined that goodwill at WMC was impaired, resulting in a charge of $3,821,000. Further, as a result of this impairment analysis, as well as other information, it was determined that the carrying value of the other intangible assets were also impaired, resulting in a $1,728,000 write-down.

The changes in the carrying amounts of goodwill are as follows:

	Consolidated	Tools	Hardware

Balance, January 1, 2009	$2,440,000	$916,000	$1,524,000
Goodwill acquired during 2009	2,710,000	2,361,000	349,000
Balance, December 31, 2009 and 2010	$5,150,000	$3,277,000	$1,873,000

The balances of other intangible assets were as follows:

	December 31, 2010			December 31, 2009
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships	$5,070,000	$3,255,000	$1,815,000	$5,070,000	$2,930,000	$2,140,000
Non-compete and employment agreements	760,000	760,000	—	760,000	760,000	—
Trademarks	199,000	—	199,000	199,000	—	199,000
Drawings	290,000	56,000	234,000	290,000	41,000	249,000
Licensing	105,000	53,000	52,000	105,000	42,000	63,000
Totals	$6,424,000	$4,124,000	$2,300,000	$6,424,000	$3,773,000	$2,651,000

There were no impairment charges recorded for the year ended December 31, 2010. The table above includes the impairment charges recorded in the Hardware segment totaling approximately $1,728,000 for the year ended December 31, 2009.

Amortization expense for intangible assets was approximately $350,000 for the years ended December 31, 2010 and 2009, respectively. Amortization expense for each of the next five years is estimated to be as follows 2011—$350,000; 2012—$351,000; 2013—$206,000; 2014—$185,000; and 2015—$186,000. The weighted average amortization period for intangible assets was 8.6 years and 9.3 years at December 31, 2010 and 2009, respectively.

NOTE 8—WARRANTY LIABILITY

Changes in the Company’s warranty liability, included in other accrued liabilities were as follows:

	Years Ended December 31,
	2010	2009
Balance, beginning of year	$183,000	$337,000
Warranties issued and changes in estimated pre-existing incurred	334,000	464,000
Actual warranty costs incurred	(267,000)	(618,000)
Balance, end of year	$250,000	$183,000

NOTE 9—DEBT

SHORT-TERM LOANS

On October 22, 2010, the Company entered into a Credit Agreement, (“Credit Agreement”) with Capital One Leverage Finance Corporation, as agent (“COLF”). The Credit Agreement has a three-year term, with maximum borrowings of $22,000,000.  The Credit Agreement provides for a Revolving Credit Facility (“Revolver”) with a maximum borrowing of $15,910,000. Direct borrowings under the Revolver are secured by the Company’s accounts receivable, mortgages on the Company’s real property located in Cranberry, PA, Jupiter, FL and Tampa, FL,  inventory and equipment and are cross-guaranteed by each of the Company’s subsidiaries. Revolver borrowings bear interest at LIBOR (London InterBank Offered Rate) or the Base Rate, as defined in the Credit Agreement, plus the currently applicable margin rates, which at December 31, 2010 were 3.75% and 2.75%, respectively. Beginning April 1, 2011, the loan margins applicable to borrowings on the Revolver shall be determined based upon the computation of total funded borrowings from COLF divided by earnings before interest, taxes, depreciation and amortization (“EBITDA”). These new applicable loan margins will range from 3.25% to 4.00% for LIBOR borrowings and from 2.25% to 3.00% for borrowings at prime rate.

The Company incurs an annual unused line fee ranging from one-half percent (0.50%) to three-quarters percent (0.75%), depending on the percentage of the Revolver to the Credit Facility. Should the Company terminate the Credit Facility prior to maturity, the Credit Agreement provides for a prepayment fee of one percent (1.00%) of the total Credit Facility if terminated during the first year and one-half percent (0.50%) if terminated during the second year.   The Company is also required to provide, among other things, monthly financial statements and monthly borrowing base certificates.  As part of the Credit Agreement there is a default rate of 2.0% upon the occurrence of an event of default.  The Company is also subject to various financial covenants. If an event of default occurs under this Credit Agreement, the interest rate would increase by two percent per annum. Once cured, the two percent premium would be suspended.

Prior to October 22, 2010, the Company and its subsidiaries, other than WMC, as co-borrowers, were parties to a credit agreement, (“Prior Credit Agreement”) as amended, with Citibank, N.A., as agent (“Citibank”). The Prior Credit Agreement, among other things, included a revolving credit loan facility, (“revolving loan”). Direct borrowings under the revolving loan were secured by the Company’s accounts receivable, inventory, equipment and real property, and are cross-guaranteed by each of the Company’s subsidiaries, except WMC. These borrowings incurred interest at LIBOR or the prime interest rate, plus applicable loan margins.

Concurrent with the formation of the new Credit Agreement with COLF, the Company paid the lenders under the Prior Credit Agreement $14,610,000 as full settlement of all its obligations, including a then revolving loan, a term note and accrued interest.  Further, it paid in their entirety, two mortgage loans with Wachovia Bank, aggregating $1,504,000, including fees and other related expenses.  Additionally, the Company paid $685,000 to the parties that sold Hy-Tech to the Company, as further described below.

LONG-TERM LOANS

The Credit Facility also contains a $6,090,000 term loan (the “Term Loan”), which is secured by our accounts receivable, mortgages on the Company’s real property located in Cranberry, PA, Jupiter, FL and Tampa, FL, inventory and equipment.  The Term Loan amortizes $33,833 each month with a balloon payment at maturity of the Credit Agreement.  The Credit Agreement requires the Company to make prepayments of 25% of excess annual cash flow, as defined in the Credit Agreement, or in the event of a sale of any real estate assets. Term Loan borrowings bear interest at LIBOR ) or the prime interest rate plus the currently applicable margin rates, which at December 31, 2010 were 5.75% and 4.75%, respectively.

In April 2010, as part of an amendment to the Prior Credit Agreement, the Company was required to obtain a subordinated loan of $750,000. This subordinated loan was, in the aggregate, provided by the Company’s Chief Executive Officer, President and Chairman of the Board of Directors, (“CEO”), in the amount of $250,000, and another unrelated party, in the amount of $500,000.  This subordinated loan remains outstanding and bears interest at 8% per annum.

As discussed in previous filings, in connection with the acquisition of Hy-Tech, we agreed to make additional consideration payments of $2,362,000 to the parties that sold Hy-Tech to us in 2007 (the “Hy-Tech Sellers”).The Company and the Hy-Tech Sellers agreed upon a payment arrangement wherein we paid approximately $573,000 in May 2009 with the balance of approximately $1,719,000 to be paid in six equal payments incurring interest at 6.0% per annum, payable quarterly commencing in August 2009. The August and November 2009 installment payments with interest were paid timely. However, due to the default on the Prior Credit Agreement, the balance of the payments was suspended.  Under the terms of the Credit Agreement with COLF, the Company paid $685,000 to the Hy-Tech Sellers representing 50% plus accrued interest.  Pursuant to a subordination agreement with COLF, the payment of the balance of $573,000 due is subject to performance criteria.  Interest is accruing at a rate of 6% per annum.

The Company also restructured certain obligations to its subordinated lenders, which among other things included extending the term of the $750,000 subordinated loan payable to its CEO and unrelated third party, as well as the balance of the note payable to the Hy-Tech Sellers, to correspond with the three-year term of the Credit Agreement, The Company can, under certain conditions make interest payments under such subordinated notes payable, and in the case of the Hy-Tech Sellers and the unrelated third party, make partial principal payments during the term, subject to certain terms and conditions based on Company performance.

The aggregate amounts of long-term debt scheduled to mature in each of the years ended December 31, are approximately as follows: 2011—$406,000; 2012—$406,000; and 2013—$6,567,000. Interest expense on long-term debt was approximately $346,000 and $470,000 for the years ended December 31, 2010 and 2009, respectively. Total interest expense for the years ended December 31, 2010 and 2009 was approximately $1,243,000 and $1,342,000, respectively.

NOTE 10—STOCK OPTIONS

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

On December 14, 2010, the stock option/compensation committee of Company’s board of Directors authorized the issuance of 70,000 options to purchase shares of its Class A Common Stock.  The Company granted 15,000 of these options to its Chief Operating Officer/Chief Financial Officer, with the balance to non-executive employees of the Company.  All options granted on December 14, 2010 vest one-third on the first three anniversaries of the grant date. Further, all options granted on December 14, 2010 have an exercise price of $3.05, which was the closing price of the Company’s common stock on the date of the grant. On July 29, 2010, the Company granted 2,000 fully vested options to a new member of its board of directors. The exercise price of these options is $2.17, which was the closing price of the Company’s common stock on the date of the grant.

During the year ended December 31, 2009, the Company did not grant any options to purchase shares of its Class A Common Stock.

The Company estimated the fair value of its common stock options using the following assumptions:

Risk-free interest rate	3.17%
Expected term (in years)	Ranging from 6.5 to 10.
Volatility	Ranging from 50.7% to 59.5%
Dividend yield	0%
Weighted-average fair value of options granted	$1.84

The following table contains information on the status of our stock options:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding, January 1, 2009	553,936	$7.38
Expired	(39,312)	8.91
Outstanding, December 31, 2009	514,624	7.26
Granted	72,000	3.03
Expired	(1,000)	11.20
Outstanding, December 31, 2010	585,624	$6.73	$44,000
Vested, December 31, 2010	420,291	$7.93	$3,000

All options that expired in 2010 were issued under the Current Plan.

The following is a summary of changes in non-vested shares, expected to vest:

	December 31,
	2010		2009
	Option Shares	Weighted Average Grant-Date Fair Value	Option Shares	Weighted Average Grant-Date Fair Value
Non-vested shares, beginning of year	147,667	$2.85	212,406	$3.02
Granted	70,000	1.85	—	—
Vested	(52,334)	3.61	(64,739)	3.39
Forfeited	—	—	—	—
Non-vested shares, end of year	165,333	$2.19	147,667	$2.85

The Company recognizes compensation cost over the requisite service period. However, the exercisability of the respective non-vested options, which are at pre-determined dates on a calendar year, do not necessarily correspond to the period(s) in which straight-line amortization of compensation cost is recorded.

Other Information

As of December 31, 2010, the Company had approximately $207,000 of total unrecognized compensation cost related to non-vested awards granted under our share-based plans, which we expect to recognize over a weighted-average period of 3.0 years.

There were options available for issuance under the Current Plan as of December 31 of each year as follows: 2010—372,212 and 2009—443,212. All of the options outstanding at December 31, 2010 were issued under the Current Plan.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2010:

	Options outstanding			Options Exercisable
Range of Exercise Prices	Number outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number exercisable	Weighted Average Life	Weighted Average Exercise Price
$6.00	109,436	1.5	$6.00	109,436	1.5	$6.00
$7.90 - $8.06	115,688	3.5	$8.05	115,688	3.5	$8.05
$14.44 - $16.68	24,500	4.5	$16.50	24,500	4.5	$16.50
$11.20 - $11.38	90,000	6.5	$11.20	90,000	6.5	$11.20
$4.16	174,000	7.5	$4.16	78,667	7.5	$4.16
$2.17	2,000	9.6	$2.17	2,000	9.6	$2.17
$3.05	70,000	10.0	$3.05	-	-	$-
Total	585,624			420,291

NOTE 11—INCOME TAXES

Income tax (benefit) on continuing operations in the consolidated statements of operations consists of:

	Years Ended December 31,
	2010	2009
Current:
Federal	$5,000	$(690,000)
State and local	30,000	24,000
Total current	35,000	(666,000)
Deferred:
Federal	—	315,000
State and local	—	106,000
Total deferred	—	421,000
Totals	$35,000	$(245,000)

The Company recognized deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The impact on deferred income taxes of changes in tax rates and laws, if any, is reflected in the consolidated financial statements in the period enacted.

Under the direction of the authoritative guidance issued by the FASB pertaining to the accounting for income taxes, the Company recorded a valuation allowance equal to approximately 75% and 65% of the net deferred tax asset at December 31, 2010 and 2009, respectively. The recorded valuation allowance at December 31, 2010 and 2009 was $6,107,000 and $3,988,000, respectively. The Company believes that the valuation allowance is necessary as it is more likely than not that the entire net deferred tax asset will not be realized in the foreseeable future based on evidence available at this time.

The Company has federal net operating loss carry forwards at December 31, 2010 of approximately $8,600,000, which expire in 2030.

In addition, the Company recorded a full valuation allowance for the state tax benefit related to deferred tax assets, including a state net operating loss carry forward of approximately $22,000,000, of which $21,000,000 has a full valuation allowance. The state net operating losses expire in 2017 through 2030. The Company believes it is more likely than not that the remaining tax benefits associated with these net deferred tax assets will be realized in the foreseeable future based upon its ability to generate sufficient taxable income.

Deferred tax assets (liabilities) consist of:

	December 31,
	2010	2009
Deferred tax assets—current:
Bad debt reserves	$82,000	$108,000
Inventory reserves	780,000	1,130,000
Warranty and other reserves	335,000	608,000
Accrued wages	—	91,000
	1,197,000	1,937,000
Valuation allowance	(842,000)	(979,000)
	355,000	958,000
Deferred tax liabilities—current:
Prepaid expenses	(122,000)	(288,000)
Net deferred tax assets—current	$233,000	$670,000
Deferred tax assets—non-current
Intangibles	$2,014,000	$1,818,000
Goodwill	2,527,000	2,919,000
Federal net operating loss	2,920,000	—
State net operating loss	462,000	269,000
Other	221,000	448,000
	8,144,000	5,454,000
Valuation allowance	(5,265,000)	(3,009,000)
	2,879,000	2,445,000
Deferred tax liabilities—non-current:
Depreciation	(1,005,000)	(1,008,000)
Net deferred tax assets—non-current	$1,874,000	$1,437,000

A reconciliation of the Federal statutory rate to the total effective tax rate applicable to income (loss) from continuing operations before income taxes is as follows:

	Years ended December 31,
	2010		2009
	$	%	$	%
Federal income tax (benefits) computed at statutory rates	$128,000	34.0%	$(489,000)	(34.0)%
(Decrease) increase in taxes resulting from:
State and local taxes, net of Federal tax benefit	20,000	5.3	86,000	5.9
Change in valuation allowance	(236,000)	(62.6)	(220,000)	(15.3)
Expenses not deductible for tax purposes	50,000	13.3	35,000	2.4
Increase in uncertain tax positions	11,000	2.9	275,000	19.1
Other	62,000	16.4	68,000	4.9
Income tax expense (benefit)	$35,000	9.3%	$(245,000)	(17.0)

The Company adopted authoritative guidance issued by the FASB which pertained to the accounting for tax provisions relating to uncertain matters on January 1, 2007. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2010	$275,000
Additions for tax positions related to current year	—
Interest accrual	11,000
Lapse of statute of limitations	—
Settlements with taxing authorities	—
Balance at December 31, 2010	$286,000

Interest and penalties, if any, related to income tax liabilities are included in income tax expense.

In 2009, the Internal Revenue Service completed its examination of the Company’s Federal tax returns for the year 2007 and issued a Revenue Agent’s Report that reported no change to the returns as filed. All examinations of tax years prior to 2007 have been completed.

In addition, the Company and certain of its subsidiaries file tax returns in various U.S. state jurisdictions. With few exceptions, the years that remain subject to examination are December 31, 2007 through December 31, 2009.

NOTE 12—COMMITMENTS AND CONTINGENCIES

(a)           The Company maintains a contributory defined contribution plan that covers all eligible employees of P&F and all of its subsidiaries. All contributions to this plan are discretionary. Amounts recognized as expense for contributions to this plan were $30,000 and $54,000 for the years ended December 31, 2010 and 2009, respectively.

(b)           An inactive wholly-owned subsidiary participated in a multi-employer pension plan until it sold substantially all of its operating assets in October 2005. This plan provided defined benefits to all of its union workers. Contributions to this plan were determined by the union contract. The Company does not administer the plan funds and does not have any control over the plan funds. As a result of the former wholly-owned subsidiary’s withdrawal from the plan, the Company estimated and recorded a withdrawal liability of approximately $369,000, which is payable in quarterly installments of approximately $8,200, which includes interest, from May 2006 through February 2026. At December 31, 2010, the outstanding amount of this withdrawal liability was approximately $306,000, which is included in “other long term liabilities of discontinued operations.”

(c)           Effective January 1, 2007, the Company entered into an employment agreement with its CEO. The employment agreement provides for the CEO to serve as the Company’s President and CEO and, if elected by the Board of Directors, Chairman of the Board, for a term expiring on December 31, 2011, unless sooner terminated pursuant to the provisions of the employment agreement. Pursuant to the employment agreement, the CEO will receive a minimum annual base salary of $975,000. However, from April 1, 2009 through December 31, 2010, the CEO agreed to a five percent base salary reduction. The CEO’s base salary is reviewed annually by the compensation committee of the Board and may be increased, but not decreased, from time to time. The CEO is eligible for an annual discretionary incentive payment under the Company’s Executive 162(m) Bonus Plan. The CEO also receives (i) senior executive level employee benefits, (ii) an annual payment of $45,064 to cover premiums on a life insurance policy, and (iii) a Company provided automobile. In April 2010, pursuant to the 2010 CEO Deferred Compensation Plan, between the Company and its CEO, the Company deferred $132,000 of the CEO’s salary.  Such deferred amount is to be repaid in January 2012.

In the event the CEO’s employment is terminated by the Company without cause (as defined in the agreement), or the CEO resigns for good reason (as defined in the agreement), then subject to his execution of a general release, the officer will continue to receive his base salary for 18 months, a pro rata bonus for the year of termination, and the Company will pay his monthly COBRA premiums until the earlier of (a) 18 months from the date of termination, (b) his becoming eligible for medical benefits from a subsequent employer, or (c) his becoming ineligible for COBRA.

In the event the CEO’s employment is terminated by the Company without cause or the CEO resigns for good reason within two years following a change in control (as defined in the agreement) or, under certain circumstances, within six months prior to a change in control, then subject to the CEO’s execution of a general release, he will receive the pro rata bonus, the COBRA payments, and a lump sum amount equal to the greater of (i) 18 months base salary or (ii) the lesser of (a) two times the sum of his base salary plus the amount of any bonus he received for the year prior to the change in control, or (b) 3% of the value on the date of the change in control of the Company’s outstanding shares on a fully diluted basis immediately prior to the change in control. Notwithstanding the foregoing, amounts paid to the CEO upon a change in control will be reduced to 2.99 times his “base amount” (as determined in accordance with Sections 280G of the Internal Revenue Code of 1986, as amended).

Pursuant to the employment agreement, during term of his employment and for a period of eighteen months after termination of his employment, the CEO is prohibited from (i) competing with the Company, (ii) soliciting or hiring the Company’s employees, representatives or agents, or (iii) soliciting any of the Company’s customers. The employment agreement also prohibits the CEO from using or disclosing any of the Company’s non-public, proprietary or confidential information.

(d)           At December 31, 2010 and 2009, the Company had non-cancelable inventory purchase commitments totaling approximately $6,319,000 and $4,906,000, respectively.

(e)           The Company is a defendant or co-defendant in various actions brought about in the ordinary course of conducting its business. The Company does not believe that any of these actions are material to the consolidated financial position, results of operations or cash flows of the Company.

(f)           The Company leases certain facilities and equipment through 2014. Generally, the facility leases carry renewal provisions and require the Company to pay maintenance costs. Rental payments may be adjusted for increases in taxes and insurance above specified amounts. Rental expense for 2010 and 2009 amounted to approximately $252,000 and $405,000, respectively. Future minimum payments under non-cancelable operating leases with initial or remaining terms of more than one year as of December 31, 2010, were as follows:

2011	$252,000
2012	210,000
2013	88,000
2014	6,000

$556,000

NOTE 13—BUSINESS SEGMENTS

The Company has organized its business into two reportable business segments: “Tools” and “Hardware”. The Company is organized around these two distinct product segments, each of which has very different end users. For reporting purposes, Florida Pneumatic, and Hy-Tech are combined in the Tools segment, with Nationwide being the sole entity reported in the Hardware segment. The Company evaluates segment performance based primarily on segment operating income. The accounting policies of each of the segments are the same as those described in Note 1.

The following table presents financial information by segment for the years ended December 31, 2010 and 2009. Segment operating income excludes general corporate expenses, interest expense and income taxes. Identifiable assets are those assets directly owned or utilized by the particular business.

	Consolidated	Tools	Hardware
Year ended December 31, 2010
Net revenues from unaffiliated customers	$50,609,000	$36,478,000	$14,131,000
Segment operating income	$6,689,000	$4,994,000	$1,695,000
General corporate expense	(5,070,000)
Interest expense—net	(1,243,000)
Income before income taxes	$376,000
Segment assets	$45,702,000	$34,955,000	$10,747,000
Corporate assets	3,193,000
Total assets	$48,895,000
Long-lived assets, including $336,000 of corporate assets	$19,221,000	$14,339,000	$4,546,000

	Consolidated	Tools	Hardware
Year ended December 31, 2009
Net revenues from unaffiliated customers	$51,157,000	$37,816,000	$13,341,000
Segment operating income	$4,502,000	$3,641,000	$861,000
General corporate expense	(4,601,000)
Interest expense—net	(1,341,000)
Loss before income taxes	$(1,440,000)
Segment assets	$62,708,000	$39,413,000	$23,295,000
Corporate assets	6,710,000
Total assets	$69,418,000
Long-lived assets, including $474,000 of corporate assets	$20,967,000	$15,768,000	$4,725,000

Depreciation expense for the Tools and Hardware segments for the year ended December 31, 2010 was $1,166,000 and $229,000, respectively and $1,131,000 and $275,000, respectively, for the year ended December 31, 2009. Amortization expense for the Tools and Hardware segments for the year ended December 31, 2010 was $354,000 and $10,000, respectively, and $353,000 and $11,000, respectively, for the year ended December 31, 2009. There were no impairment charges recorded in 2010.

The Tools segment has one customer that accounted for approximately 28.4% and 29.7%, respectively, of consolidated revenue for the years ended December 31, 2010 and 2009 and 43.1% and 50.4%, respectively, of consolidated accounts receivable as of December 31, 2010 and 2009. There are no significant customers in the Hardware segment.

NOTE 14—RELATED PARTY TRANSACTIONS

One of the Company’s directors is a principal of one of the insurance brokerage firms that the Company utilizes for the purchase of business-related insurance products. Total premiums paid to this insurance brokerage firm were $239,000 and $353,000, respectively, for the years ended December 31, 2010 and 2009.

The president of one of our subsidiaries is part owner of one of the subsidiary’s vendors. During the year ended December 31, 2010 and 2009, we purchased approximately $827,000 and $963,000, respectively, of product from this vendor.

In April 2010, as part of an amendment to the Prior Credit Agreement, the Company was required to obtain a subordinated loan of $750,000. This subordinated loan was, in the aggregate, provided by the CEO, in the amount of $250,000, and another unrelated party, in the amount of $500,000.  This subordinated loan bears interest at 8% per annum. The loan payable to the CEO is due October 23, 2013.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.  Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain disclosure and control procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in reports filed under to the Securities and Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and chief financial officer, to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act, our management, with the participation of our CEO and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010. Based upon that evaluation, the CEO and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2010 based upon our furnishing a press release in our Current Report on Form 8-K dated March 28, 2011 prior to the completion of certain support documentation procedures relating to the classification of debt (the “Procedures”).  Notwithstanding the foregoing, we believe that the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.

On March 30, 2011 management instituted additional disclosure controls and procedures that we believe will ensure that the Procedures will be effective going forward.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP.

Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made in accordance with the authorizations of our management and directors; and

•
Provide reasonable assurance regarding prevention or timely detention of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements

At the conclusion of the year ended December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and chief financial officer, of the effectiveness of the design and operation of our internal control over financial reporting. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, the CEO and chief financial officer concluded that our internal controls over financial reporting were effective as of December 31, 2010.

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

Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

Except as described below, there were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2010, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the fourth quarter of 2010, we retained additional outside accounting expertise to assist us with our accounting for WMC as a Variable Interest Entity (“VIE”) under Accounting Standards Codification (“ASC”) 810-10-40 (“ASC 810”).

Upon the foreclosure of the assets of WMC by PNC in June 2010, management concluded that WMC was not a VIE under ASC 810 and that, accordingly, our financial position should include the remaining post-foreclosure financial position and results of operations of WMC.  As a result, the consolidated financial statements contained in our Form 10-Qs filed for the quarters ended June 30, 2010 and September 30 2010, respectively, included the financial position and results of operations of WMC.

In preparing our consolidated financial statements for the year ended December 31, 2010, management determined that, at the time of the foreclosure of the assets of WMC, under ASC 810, WMC was a VIE because, among other things, we no longer had a controlling financial interest in WMC.

At the time of filing of our Form 10-Qs filed for the quarters ended June 30, 2010 and September 30, 2010, we were unable to conclude that, based on our interpretation of available authority and the fact that the application of the rules requiring deconsolidation did not appear to us to be applicable to our situation, the financial position of WMC should be deconsolidated. We intend to restate the financial statements contained in our previously issued Form 10-Qs for the quarters ended June 30, 2010 and September 30, 2010.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is incorporated by reference to the Company’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in 2011, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s year ended December 31, 2010.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

			Page
a)	List of Financial Statements, Financial Statement Schedules, and Exhibits
	(1)	List of Financial Statements
		The consolidated financial statements of the Company and its subsidiaries are included in Item 8 of Part II of this report.	16
	(2)
All schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

	(3)	List of Exhibits	45

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit
2.1
Asset Purchase Agreement, effective as of February 12, 2007, among Hy-Tech Machine, Inc., a Delaware corporation, Hy-Tech Machine, Inc., a Pennsylvania corporation, Quality Gear and Machine, Inc. and HTM Associates (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated February 14, 2007). Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish, supplementally, a copy of any exhibit or schedule omitted from this Asset Purchase Agreement to the Commission upon request.

2.2
Amendment No. 1 to Purchase Agreement, dated as of June 26, 2009, by and among Hy-Tech Machine Inc., Hy-Tech Holdings, Inc., Quality Gear Holdings, Inc., HTM Associates, Robert Ober, Elizabeth Smail, James J. Browne, Daniel Berg and James Hohman (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 26, 2009).

2.3
Subordinated Promissory Note, dated May 16, 2009, issued by Hy-Tech Machine, Inc., payable to Hy-Tech Holdings, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 26, 2009).

2.4
Amended and Restated Secured Subordinated Promissory Note, dated October 25, 2010, executed by the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech, Machine, Inc., Nationwide Industries, Inc., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc. and Woodmark International, L.P in favor of Hy-Tech Holdings, Inc., in the original principal amount of $573,235 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated October 25, 2010).

2.5
Subordination and Intercreditor Agreement, dated October 25, 2010, by and between Hy-Tech Holdings, Inc. and Capital One Leverage Finance Corporation, as agent (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated October 25, 2010)

2.6
Asset Purchase Agreement, dated as of June 8, 2009, by and between Coffman Stairs, LLC and WM Coffman LLC (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated June 10, 2009). Pursuant to Item 601(b)(2) of Regulation S-K, the Registrant agrees to furnish, supplementally, a copy of any exhibit or schedule omitted from this Asset Purchase Agreement to the Commission upon request.

2.7	Promissory Note, dated June 8, 2009, made payable by WM Coffman LLC to Coffman Stairs, LLC (Incorporated by reference to Exhibit 2.2 to Registrant’s Current Report on Form 8-K dated June 10, 2009).

2.8
Assignment and Assumption of Lease Agreement, made and entered into as of June 8, 2009, by and between Coffman Stairs, LLC and WM Coffman LLC (Incorporated by reference to Exhibit 2.3 to Registrant’s Current Report on Form 8-K dated June 10, 2009).

2.9	Management Agreement, dated June 8, 2009, between Coffman Stairs, LLC and WM Coffman LLC (Incorporated by reference to Exhibit 2.3 to Registrant’s Current Report on Form 8-K dated June 10, 2009).

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

3.2	By-laws of the Registrant (as amended on July 29, 2010) (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated July 29, 2010).

Exhibit Number	Description of Exhibit
10.1
Rights Agreement, dated as of August 19, 2004, between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A dated August 19, 2004).

10.2
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

10.3
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

10.4
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

10.5
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

10.6
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

10.7
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

10.8
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

10.9
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

10.10
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

10.11
Amendment No. 9 and Waiver to Credit Agreement, dated as of November 9, 2007, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

Exhibit Number	Description of Exhibit
10.12
Amendment No. 10 and Waiver to Credit Agreement, dated as of March 25, 2008, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 4.12 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.13
Amendment No. 11 and Waiver to Credit Agreement, dated as of May 12, 2008, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.14
Amendment No. 12 to Credit Agreement, dated as of June 27, 2008, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 27, 2008).

10.15
Amendment No. 13 to Credit Agreement, dated as of July 31, 2008, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 31, 2008).

10.16
Amendment No. 14 to Credit Agreement, dated as of November 26, 2008, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated November 26, 2008).

10.17
Amendment No. 15 to Credit Agreement, dated as of January 15, 2009, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated January 15, 2009).

10.18
Amendment No. 16 to Credit Agreement, dated as of February 17, 2009, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated February 17, 2009).

10.19
Amendment No. 17 to Credit Agreement, dated as of March 27, 2009, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated March 26, 2009).

10.20
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

10.21
Additional Term Loan Note, dated March 30, 2009, issued by the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc. and Hy-Tech Machine, Inc. payable to Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated March 26, 2009).

Exhibit Number	Description of Exhibit
10.22
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

10.23
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

10.24
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

10.25
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

10.26
Fourth Amended and Restated Revolving Credit Note, dated June 10, 2009, issued by the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. in favor of HSBC Bank USA, National Association (Incorporated by reference to Exhibit 10.8 to Registrant’s Current Report on Form 8-K dated March 26, 2009).

10.27
Fourth Amended and Restated Revolving Credit Note, dated June 10, 2009, issued by the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc payable to Citibank, N.A. (Incorporated by reference to Exhibit 10.9 to Registrant’s Current Report on Form 8-K dated March 26, 2009).

10.28
Amendment No. 20 and Waiver to Credit Agreement, dated as of August 27, 2009, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated August 31, 2009).

10.29
Letter Agreement, dated November 2, 2009, by and among the Registrant., Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc. and Hy-Tech Machine, Inc., Citibank, N.A. and HSBC Bank USA, National Association as lenders, and Citibank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated September 22, 2009).

10.30
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

10.31
Revolving Credit, Term Loan and Security Agreement, dated as of June 8, 2009, among WM Coffman LLC, the lenders party thereto and PNC Bank, National Association, as Agent for the Lenders (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated June 10, 2009).

10.32
Term Note, dated June 8, 2009, made payable by WM Coffman LLC to the order of PNC Bank, National Association in the original principal amount of $1,134,000 (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K dated June 10, 2009).

Exhibit Number	Description of Exhibit
10.33
Revolving Credit Note, dated June 8, 2009, made payable by WM Coffman LLC to the order of PNC Bank, National Association in the original principal amount of $10,866,000 (Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K dated June 10, 2009).

10.34
Reimbursement Agreement, dated as of June 8, 2009, by and between WM Coffman LLC and Richard A. Horowitz (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated June 10, 2009).

10.35
Forbearance and Amendment Agreement, dated as of February 22, 2010, by and among WM Coffman LLC, the financial institution set forth on the signature pages thereto and PNC Bank, National Association, as Agent (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated February 22, 2010).

10.36
Junior Participation Agreement, dated as of February 22, 2010, by and among Richard Horowitz, the Christopher John Kliefoth Revocable Trust UA 07-10-2007 and PNC Bank, National Association, as Agent and lender (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated February 22, 2010).

10.37
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

10.38
Secured Subordinated Promissory Note, dated as of April 23, 2010, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. in favor of Marc Schorr in the principal amount of $500,000 (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated April 23, 2010).

10.39
Secured Subordinated Promissory Note, dated as of April 23, 2010, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. in favor of Richard A. Horowitz in the principal amount of $250,000 (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated April 23, 2010).

10.40
Security Agreement, dated as of April 23, 2010, between Marc Schorr and Richard A. Horowitz, as secured parties, and the Registrant, as debtor (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated April 23, 2010).

10.41
Security Agreement, dated as of April 23, 2010, between Marc Schorr and Richard A. Horowitz, as secured parties, and Florida Pneumatic Manufacturing Corporation, as debtor (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K dated April 23, 2010).

10.42
Security Agreement, dated as of April 23, 2010, between Marc Schorr and Richard A. Horowitz, as secured parties, and Embassy Industries, Inc., as debtor (Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K dated April 23, 2010).

10.43
Security Agreement, dated as of April 23, 2010, between Marc Schorr and Richard A. Horowitz, as secured parties, and Green Manufacturing, Inc., as debtor (Incorporated by reference to Exhibit 10.7 to Registrant’s Current Report on Form 8-K dated April 23, 2010).

10.44
Security Agreement, dated as of April 23, 2010, between Marc Schorr and Richard A. Horowitz, as secured parties, and Countrywide Hardware, Inc., as debtor (Incorporated by reference to Exhibit 10.8 to Registrant’s Current Report on Form 8-K dated April 23, 2010).

10.45
Security Agreement, dated as of April 23, 2010, between Marc Schorr and Richard A. Horowitz, as secured parties, and Nationwide Industries, Inc., as debtor (Incorporated by reference to Exhibit 10.9 to Registrant’s Current Report on Form 8-K dated April 23, 2010).

10.46
Security Agreement, dated as of April 23, 2010, between Marc Schorr and Richard A. Horowitz, as secured parties, and Woodmark International, L.P, as debtor (Incorporated by reference to Exhibit 10.10 to Registrant’s Current Report on Form 8-K dated April 23, 2010).

10.47
Security Agreement, dated as of April 23, 2010, between Marc Schorr and Richard A. Horowitz, as secured parties, and WILP Holdings, Inc., as debtor (Incorporated by reference to Exhibit 10.11 to Registrant’s Current Report on Form 8-K dated April 23, 2010).

Exhibit Number	Description of Exhibit
10.48
Security Agreement, dated as of April 23, 2010, between Marc Schorr and Richard A. Horowitz, as secured parties, and Continental Tool Group, Inc., as debtor (Incorporated by reference to Exhibit 10.12 to Registrant’s Current Report on Form 8-K dated April 23, 2010).

10.49
Security Agreement, dated as of April 23, 2010, between Marc Schorr and Richard A. Horowitz, as secured parties, and Hy-Tech Machine, Inc., as debtor (Incorporated by reference to Exhibit 10.13 to Registrant’s Current Report on Form 8-K dated April 23, 2010).

10.50
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

10.51
Acknowledgment of Events of Default and Peaceful Possession Letter, dated June 4, 2010, by WM Coffman LLC in favor of PNC Bank National Association. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 7, 2010).

10.52
Mutual Release Agreement, dated as of June 4, 2010, by and among PNC Bank, National Association, as agent, the Registrant, Continental Tool Group, Inc., Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Countrywide Hardware, Inc., WILP Holdings, Inc., Green Manufacturing, Inc., Embassy Industries, Inc., Nationwide Industries, Inc., Pacific Stair Products, Inc. and Woodmark International, L.P (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated June 7, 2010).

10.53
Lease Agreement, dated as of March 30, 2007, by and between AGNL Coffman, L.L.C., Coffman Stairs, LLC and Visador Holding Corporation (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 10, 2009).

10.54
First Amendment to Lease Agreement, dated as of June 8, 2009, made by AGNL Coffman, L.L.C. and WM Coffman LLC (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated June 10, 2009).

10.55
Indemnification Agreement, dated as of April 23, 2010, by the Registrant in favor of Marc Schorr and Richard A. Horowitz (Incorporated by reference to Exhibit 10.15 to Registrant’s Current Report on Form 8-K dated April 23, 2010).

10.56	Termination of Agreements, Settlement of Claim and Mutual General Releases dated March 3, 2011, among the Registrant, Old Stairs Co LLC, CS Divestiture LLC and Visador Holdings, LLC (Filed herein).

10.57
Loan and Security Agreement, dated as of October 25, 2010, among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech, Machine, Inc., Nationwide Industries, Inc., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P., and Capital One Leverage Finance Corporation, as agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 25, 2010.)

10.58
Subordination and Intercreditor Agreement, dated October 25, 2010, by and between Richard Horowitz and Capital One Leverage Finance Corporation, as agent (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 25, 2010).

10.59
Subordination and Intercreditor Agreement, dated October 25, 2010, by and between Marc Schorr and Capital One Leverage Finance Corporation, as agent (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated October 25, 2010).

10.60
Amended and Restated Secured Subordinated Promissory Note, dated October 25, 2010, executed by the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech, Machine, Inc., Nationwide Industries, Inc., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc. and Woodmark International, L.P.in favor of Richard Horowitz, in the original principal amount of $250,000 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated October 25, 2010).

10.61
Amended and Restated Secured Subordinated Promissory Note, dated October 25, 2010, executed by the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech, Machine, Inc., Nationwide Industries, Inc., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc. and Woodmark International, L.P in favor of Marc Schorr, in the original principal amount of $500,000 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated October 25, 2010).

Exhibit Number	Description of Exhibit
10.62
Revolver Note, dated October 25, 2010, executed by the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech, Machine, Inc. and Nationwide Industries, Inc.  in favor of Capital One Leverage Finance Corporation, as agent, in the original principal amount of $15,910,000 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K dated October 25, 2010).

10.63
Term Loan Note, dated October 25, 2010, executed by the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech, Machine, Inc. and Nationwide Industries, Inc.  in favor of Capital One Leverage Finance Corporation, as agent, in the original principal amount of $6,090,000 (Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K dated October 25, 2010).

10.64
Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated as of
October 25, 2010, made by Countrywide Hardware, Inc. in favor of Capital One Leverage Finance Corporation, as agent (Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K dated October 25, 2010).

10.65
Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated as of
October 25, 2010, made by Florida Pneumatic Manufacturing Corporation. in favor of Capital One Leverage Finance Corporation, as agent(Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K dated October 25, 2010).

10.66
Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated as of
October 25, 2010, made by Hy-Tech Machine, Inc.. in favor of Capital One Leverage Finance Corporation, as agent(Incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K dated October 25, 2010).

10.67
*Executive Employment Agreement, dated February 12, 2007, among the Registrant and Richard A. Horowitz (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 12, 2007).

10.68
*Amended and Restated Executive Employment Agreement, dated December 19, 2008, among the Registrant and Richard A. Horowitz (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 19, 2008)

10.69	*2002 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.70	*Executive 162(m) Bonus Plan of the Registrant effective as of January 1, 2006 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 31, 2006).

10.71	*P&F Industries, Inc. 2010 CEO Deferred Compensation Plan, dated April 26, 2010 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 26, 2010).

10.72.	*Grant of bonus to named executive officers with respect to performance in 2010 (Incorporated by reference to Item 5.02(e) of Registrant’s Current Report on Form 8-K dated March 9, 2011).

21	Subsidiaries of the Registrant (Filed herein).

23.1	Consent of the Registrant’s Independent Registered Public Accounting Firm (Filed herein).

31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herein).

31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herein).

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

Certain instruments defining the rights of holders of the long-term debt securities of the Registrant may be omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant agrees to furnish supplementally copies of these instruments to the Commission upon request.

___________________
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

P&F INDUSTRIES, INC.
(Registrant)

By:	/s/ Richard A. Horowitz	By:	/s/ Joseph A. Molino, Jr.
	Richard A. Horowitz Chairman of the Board President Principal Executive Officer Date: March 31, 2011		Joseph A. Molino, Jr. Vice President Principal Financial and Accounting Officer Date: March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Richard A. Horowitz	Director	March 31, 2011
Richard A. Horowitz

/s/ Jeffrey D. Franklin	Director	March 31, 2011
Jeffrey D. Franklin

/s/ HOWARD BROD BROWNSTEIN	Director	March 31, 2011
Howard Brod Brownstein

/s/ Dennis Kalick	Director	March 31, 2011
Dennis Kalick

/s/ Kenneth M. Scheriff	Director	March 31, 2011
Kenneth M. Scheriff

/s/ Mitchell A. Solomon	Director	March 31, 2011
Mitchell A. Solomon

/s/ Marc A. Utay	Director	March 31, 2011
Marc A. Utay

/s/ ALAN GOLDBERG	Director	March 31, 2011
Alan Goldberg

/s/ ROBERT DUBOFSKY	Director	March 31, 2011
Robert Dubofsky