Form 10-Q/A
period 2010-06-30
P&F INDUSTRIES INC
filed 2011-05-13
CIK 75340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(AMENDMENT NO.  1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

On March 28, 2011, the Board of Directors (the “Board”) of P&F Industries, Inc. (the “Company”) determined, upon advice of management and the recommendation of the Audit Committee of the Board, that the Company’s financial statements contained in the Company’s Quarterly Reports on Form 10-Q for the three and six-month periods ended June 30, 2010 (the “Previously Issued Financial Statements”) should not be relied upon and should be restated because it contains errors discussed below.

The Company believes that the Previously Issued Financial Statements should not be relied upon and should be restated because, pursuant to Accounting Standards Codification Topic 810: Consolidation, the financial position and results of operations of the Company’s subsidiary, Old Stairs Co LLC (formerly known as WM Coffman LLC) (“WMC”), should not have been consolidated with the consolidated condensed financial statements of the Company for such periods.

The Company is filing this Amendment No. 1 (this “Amendment No. 1” or “Form 10-Q/A”) to amend Items 1, 2, and 4 of Part I and Item 6 of Part II of the Company’s Quarterly Report on Form 10-Q to correct the consolidated condensed financial statements as indicated above.

A detailed description of the restatement referred to above (the “Restatement”)  is presented under “Note 3 – Restatement” to the Company's Consolidated Condensed Financial Statements, which presents a reconciliation between the Company’s Previously Issued Financial Statements as previously filed with the Securities and Exchange Commission (“SEC”) on August 13, 2010, and the impact that the deconsolidation of WMC had on the Company’s consolidated condensed financial statements. The Restatement affects the previously reported loss from discontinued operations, net loss, basic and diluted loss per share from discontinued operations, total basic and diluted loss per share, the consolidated condensed balance sheets, consolidated condensed statement of operations, consolidated condensed statement of shareholders equity and consolidated condensed statements of cash flows. As such, the consolidated condensed financial statements contained herein should be considered as restated from the original filing.

In addition, this Form 10-Q/A reflects the revision of management’s discussion and analysis of financial condition and results of operations in Item 2 of Part I; the revision of disclosures regarding controls and procedures in Item 4 of Part I; and new certifications filed as Exhibits 31.1, 31.2, 32.1 and 32.2 in Item 6 of Part II.

Form 10-Q/A has not been updated for events or information subsequent to the date of filing of the original Quarterly Report for the three-month period ended June 30, 2010 (“second quarter Form 10-Q”) Form 10-Q except in connection with the foregoing. Accordingly, except as otherwise set forth herein, this Form 10-Q/A speaks as of August 13, 2010, the date of the filing of the original second quarter Form 10-Q, and should be read in conjunction with the Company’s other filings made with the SEC.

i

P&F INDUSTRIES, INC.

FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(unaudited)	(See Note 1)
	(Restated)
ASSETS
CURRENT ASSETS

Cash	$820,000	$546,000
Accounts receivable — net	7,596,000	7,545,000
Inventories - net	17,931,000	19,746,000
Notes and other receivables	92,000	110,000
Deferred income taxes — net	670,000	670,000
Income tax refund receivable	49,000	3,270,000
Prepaid expenses and other current assets	209,000	169,000
Assets of discontinued operations	23,000	10,797,000
TOTAL CURRENT ASSETS	27,390,000	42,853,000

PROPERTY AND EQUIPMENT
Land	1,550,000	1,550,000
Buildings and improvements	7,480,000	7,476,000
Machinery and equipment	16,199,000	16,130,000
	25,229,000	25,156,000
Less accumulated depreciation and amortization	12,792,000	11,990,000
NET PROPERTY AND EQUIPMENT	12,437,000	13,166,000

GOODWILL	5,150,000	5,150,000

OTHER INTANGIBLE ASSETS — net	2,476,000	2,651,000

DEFERRED INCOME TAXES — net	1,437,000	1,437,000

ASSETS OF DISCONTINUED OPERATIONS	—	3,924,000

OTHER ASSETS — net	509,000	237,000

TOTAL ASSETS	$49,399,000	$69,418,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(unaudited)	(See Note 1)
	(Restated)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES

Short-term borrowings	$11,300,000	$16,300,000
Accounts payable	2,530,000	1,396,000
Other accrued liabilities	3,020,000	2,003,000
Liabilities of discontinued operations	32,000	9,719,000
Current maturities of long-term debt	4,883,000	5,015,000
TOTAL CURRENT LIABILITIES	21,765,000	34,433,000

Long–term debt, less current maturities	1,688,000	4,148,000
Liabilities of discontinued operations	313,000	5,222,000

TOTAL LIABILITIES	23,766,000	43,803,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued - 3,956,000 at June 30, 2010 and December 31, 2009	3,956,000	3,956,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	10,684,000	10,615,000
Retained earnings	13,948,000	13,999,000
Treasury stock, at cost – 342,000 shares at June 30, 2010 and December 31, 2009	(2,955,000)	(2,955,000)

TOTAL SHAREHOLDERS’ EQUITY	25,633,000	25,615,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$49,399,000	$69,418,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three months		Six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009
	(Restated)		(Restated)

Net revenue	$13,320,000	$14,073,000	$24,467,000	$26,294,000
Cost of sales	8,630,000	10,105,000	15,778,000	18,226,000
Gross profit	4,690,000	3,968,000	8,689,000	8,068,000
Selling, general and administrative expenses	4,084,000	3,823,000	8,401,000	8,026,000
Operating income	606,000	145,000	288,000	42,000
Interest expense	337,000	322,000	726,000	627,000
Income (loss) from continuing operations before income taxes	269,000	(177,000)	(438,000)	(585,000)
Income tax benefit	—	(106,000)	—	(175,000)
Net income (loss) from continuing operations	269,000	(71,000)	(438,000)	(410,000)

Income (loss) from discontinued operations (no tax benefits for the three and six-month periods ended June 30, 2010 and $268,000 and $326,000 for the three and six-month periods ended June 30, 2009)	379,000	(494,000)	387,000	(761,000)

Net income (loss)	$648,000	$(565,000)	$(51,000)	$(1,171,000)

Basic and diluted earnings (loss) per share
Continuing operations	$0.07	$(0.02)	$(0.12)	$(0.11)
Discontinued operations	0.10	(0.14)	0.10	(0.21)
Net income (loss)	$0.17	$(0.16)	$(0.02)	$(0.32)

Weighted average common shares outstanding:

Basic and diluted	3,615,000	3,615,000	3,615,000	3,615,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited) (restated)

		Class A Common Stock, $1 Par		Additional paid-in	Retained	Treasury stock
	Total	Shares	Amount	capital	earnings	Shares	Amount

Balance, January 1, 2010	$25,615,000	3,956,000	$3,956,000	$10,615,000	$13,999,000	342,000	$(2,955,000)

Net loss	(51,000)				(51,000)
Stock-based compensation	69,000			69,000

Balance, June 30, 2010	$25,633,000	3,956,000	$3,956,000	$10,684,000	$13,948,000	342,000	$(2,955,000)

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,
	2010	2009
	(Restated)
Cash Flows from Operating Activities
Net loss	$(51,000)	$(1,171,000)

Adjustments to reconcile net loss to net cash provided by operating activities of continuing operations:
(Income) loss from discontinued operations	(387,000)	761,000
Non-cash charges:
Depreciation and amortization	826,000	779,000
Amortization of other intangible assets	175,000	175,000
Amortization of other assets	38,000	6,000
Provision for losses on accounts receivable - net	27,000	(22,000)
Stock-based compensation	69,000	138,000
Deferred income taxes - net	—	651,000
(Gain) loss on sale of fixed assets	2,000	(2,000)
Changes in operating assets and liabilities:
Accounts receivable	(78,000)	(1,614,000)
Notes and other receivables	18,000	(34,000)
Inventories	1,815,000	3,131,000
Income tax refund receivable	3,221,000	(411,000)
Prepaid expenses and other current assets	(40,000)	(419,000)
Other assets	(310,000)	(184,000)
Accounts payable	1,135,000	2,153,000
Accrued liabilities	820,000	(149,000)
Income taxes payable	196,000	—
Total adjustments	7,527,000	4,959,000
Net cash provided by operating activities of continuing operations	7,476,000	3,788,000

See accompanying notes to consolidated condensed financial statements (unaudited).

	Six months ended June 30,
	2010	2009
	(Restated)
Cash Flows from Investing Activities:

Capital expenditures	$(99,000)	$(1,066,000)
Proceeds from sale of fixed assets	—	3,000
Additional purchase price – Hy-Tech	—	(2,362,000)
Net cash used in investing activities	(99,000)	(3,425,000)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	—	10,484,000
Repayments of short-term borrowings	(5,000,000)	(8,484,000)
Term loan advances	957,000	—
Repayments of term loan	(3,835,000)	(6,889,000)
Net proceeds from equipment lease financing	—	348,000
Principal payments on long-term debt	(464,000)	(35,000)
Proceeds from notes payable	750,000	1,583,000
Net cash used in financing activities	(7,592,000)	(2,993,000)

Cash Flows from Discontinued Operations:
Operating activities	489,000	825,000
Investing activities	—	(13,799,000)
Financing activities	—	15,194,000
Net cash provided by Discontinued Operations	489,000	2,220,000

NET INCREASE (DECREASE) IN CASH	274,000	(410,000)
Cash at beginning of period	546,000	845,000
Cash at end of period	$820,000	$435,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$694,000	$627,000
Income taxes	$16,000	$30,000

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
(b) consented to a sale of substantially all of the Collateral, other than the Marion Fixed Assets by PNC to WM Coffman Resources, LLC, or the “Buyer”, pursuant to the terms and conditions of a Foreclosure Agreement,
(c) consented to the Fixed Asset Auction; and
(d) agreed to change its name from WM Coffman, LLC to Old Stairs Co LLC.

Included within the WMC loan agreement, was a term loan with an original principal amount of $1,134,000, which was to be repaid in twenty-four equal monthly installments of $47,000. This term note between PNC and WMC was collateralized by WMC’s fixed assets. As the result of the Peaceful Possession Letter, PNC took title to and possession of all of WMC’s fixed assets located in Marion, Virginia.

See Note 3 – Restatement, for further discussion.

Management Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in those financial statements.  Certain significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, inventory, accounts receivable, goodwill, intangible assets and other long-lived assets, income taxes and deferred taxes.  Descriptions of these policies are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate.  Illiquid credit markets and declines in consumer spending have, among other things, combined to increase the uncertainty inherent in such estimates and assumptions.  As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions.  Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Recently Adopted Accounting Standards

New authoritative accounting guidance (Accounting Standards Update, or “ASU”, No. 2009-17) on the consolidation of Variable Interest Entities, or “VIEs”, under ASC Topic 810-Consolidation, requires entities to perform a qualitative analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. The enterprise is required to assess, on an ongoing basis, whether it is a primary beneficiary or has an implicit responsibility to ensure that a VIE operates as designed. This guidance changes the previous quantitative approach for determining the primary beneficiary to a qualitative approach based on which entity (a) has the power to direct activities of a VIE that most significantly impact economic performance and (b) has the obligation to absorb losses or receive benefits that could be significant to the VIE. In addition, it requires enhanced disclosures that will provide investors with more transparent information about an enterprise’s involvement with a VIE. This standard became effective for interim and annual periods beginning on or after November 15, 2009. The adoption of this standard resulted in the Company accounting for WMC as a VIE, effective June 30, 2010.

NOTE 2 — VARIABLE INTEREST ENTITY

The Company’s overall methodology for evaluating transactions and relationships under the VIE  requirements includes the following: (i) determining whether the entity, meets the criteria to qualify as a VIE; and (ii) determining whether the Company is the primary beneficiary of the VIE.

If the Company identifies a VIE based on the requirements within ASC 810, it then performs the second step determine whether it is the primary beneficiary of the VIE by considering the following significant factors and judgments, both of which must be met:

•           Whether the Company has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and

•           Whether the Company has the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

The Company examined the facts and circumstances pertaining to WMC to determine if it is the primary beneficiary, by considering whether or not it has the power to direct the most significant activities of the entity. The Company has concluded that  it does not direct the most significant activities at WMC, nor does it have an obligation to absorb losses or the right to receive benefits from WMC and, therefore, is not considered the primary beneficiary. Accordingly, the Company deconsolidated WMC.

The Company will perform an ongoing reassessment of the facts and circumstances pertaining to WMC to determine whether or not the Company may have become the primary beneficiary.

NOTE 3—RESTATEMENT

As the result of PNC taking possession of and subsequently foreclosing on WMC’s assets, tangible and intangible, and PNC’s subsequent disposal and sale thereof, (the “foreclosure”), the Company, determined that it no longer had a controlling financial interest in WMC and was no longer the primary beneficiary of WMC and determined that WMC was a VIE.  The Company further determined that it no longer had the obligation to absorb losses that might be significant to WMC nor did it possess the right to receive benefits from WMC that could potentially be significant to WMC, nor did it have the power to direct any of WMC’s activities that could impact its performance.  As a result, the Company, in accordance with authoritative guidance in Accounting Standards Codification (“ASC”) 810-10-40 (“ASC 810”), deconsolidated WMC from its consolidated condensed financial statements.   The Company will perform an ongoing reassessment of the VIE to determine the primary beneficiary and may be required to consolidate WMC in the future.

As the result of deconsolidating WMC, there are no assets or liabilities attributable to WMC included in the Company’s consolidated balance sheet at June 30, 2010.

In the originally filed Quarterly Report on Form 10-Q for the three-month period ended June 30, 2010, the Company incorrectly included WMC in its consolidated condensed financial statements.  The tables below show the amounts as originally reported, the amount that should not have been consolidated, and the restated values.

Consolidated condensed balance sheet
As at June 30, 2010
	As Reported	Adjustments	As Restated
Assets of discontinued operations - current	$188,000	$(165,000)	$23,000
Total current assets	27,555,000	(165,000)	27,390,000

Assets of discontinued operations	16,000	(16,000)	—
Other assets - net	233,000	276,000	509,000
Total Assets	$49,304,000	$95,000	$49,399,000

Liabilities of discontinued operations - current	$12,870,000	$(12,838,000)	$32,000
Other accrued liabilities	3,103,000	(83,000)	3,020,000
Total current liabilities	34,686,000	(12,921,000)	21,765,000
Total Liabilities	36,687,000	(12,921,000)	23,766,000

Retained earnings	932,000	13,016,000	13,948,000
Total shareholders’ equity	12,617,000	13,016,000	25,633,000
Total liabilities and shareholders’ equity	$49,304,000	$95,000	$49,399,000

Consolidated condensed statement of operations
For the three month period ended June 30, 2010
	As Reported	Adjustments	As Restated

(Loss) income from discontinued operations (no tax benefits for the three -month period ended June 30, 2010)	$(10,885,000)	$11,264,000	$379,000
Net (loss) income	$(10,616,000)	$11,264,000	$648,000

Basic and diluted earnings (loss) per share
Discontinued operations	$(3.01)	$3.11	$0.10
Net (loss) income	$(2.94)	$3.11	$0.17

Consolidated condensed statement of operations
For the six month period ended June 30, 2010
	As Reported	Adjustments	As Restated

(Loss) income from discontinued operations (no tax benefits for the six -month period ended June 30, 2010)	$(12,629,000)	$13,016,000	$387,000
Net (loss)	$(13,067,000)	$13,016,000	$(51,000)

Basic and diluted earnings (loss) per share
Discontinued operations	$(3.49)	$3.59	$0.10
Net loss	$(3.61)	$(3.59)	$(0.02)

Consolidated condensed statement of shareholders’ equity
For the six month period ended June 30, 2010
	As Reported	Adjustments	As Restated

Net loss	$(13,067,000)	$13,016,000	$(51,000)

Balance June 30, 2010	$12,617,000	$13,016,000	$25,633,000

Consolidated condensed statement of cash flows
For the six month period ended June 30, 2010
	As Reported	Adjustments	As Restated

Loss (Income) from discontinued operations	$12,629,000	$(13,016,000)	$(387,000)
Total adjustments	20,902,000	(13,375,000)	7,527,000

Net cash provided by operating activities of continuing operations	7,835,000	(359,000)	7,476,000

Cash Flows from Discontinued Operations:
Operating activities	258,000	231,000	489,000
Investing activities	460,000	(460,000)	—
Financing activities	(588,000)	588,000	—
Net cash provided by Discontinued Operations	130,000	359,000	489,000

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

The following table sets forth the computation of basic and diluted (loss) earnings per common share:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Numerator for basic and diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$269,000	$(71,000)	$(438,000)	$(410,000)
Earnings (loss) from discontinued operations	379,000	(494,000)	387,000	(761,000)
Net income (loss)	$648,000	$(565,000)	$(51,000)	$(1,171,000)

Denominator:
Denominator for basic earnings (loss) per share weighted average common shares outstanding	3,615,000	3,615,000	3,615,000	3,615,000

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

Overview
As is discussed in greater detail below, despite the decline in revenue during the three-month period ended June 30, 2010, compared to the same period in the prior year, we generated $269,000 of net income after taxes from continuing operations, compared to a loss of $71,000 after taxes from continuing operations during the three-month period ended June 30, 2009.  This improvement is primarily the result of stronger gross margins across all operating units.

As the result of PNC taking possession of and subsequently foreclosing on WMC’s assets, tangible and intangible, and PNC’s subsequent disposal and sale thereof, we determined that we no longer had a controlling financial interest in WMC and was no longer the primary beneficiary of WMC and concluded that WMC was a variable interest entity (“VIE”).  We further examined the facts and circumstances pertaining to WMC to determine if we are the primary beneficiary, by considering whether or not we have the power to direct the most significant activities of WMC. We concluded that as of June 30, 2010, we did not direct the most significant activities at WMC, nor did we have an obligation to absorb losses or the right to receive benefits from WMC and, therefore, we are not considered the primary beneficiary. Accordingly, we deconsolidated WMC as further described in Note 2 and 3 to the consolidated condensed financial statements.  This deconsolidation requires us to exclude WMC’s assets, liabilities and results from operations, if any, from our consolidated financial statements.  We are required to perform an ongoing reassessment of the facts and circumstances pertaining to WMC to determine whether or not we may become the primary beneficiary.

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

RESULTS OF OPERATIONS

The table below provides an analysis of our net revenue for the three month and six-month periods ended June 30, 2010 and 2009.

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

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	June 30, 2010	December 31, 2009
Working Capital of continuing operations	$5,634,000	$7,342,000
Current Ratio of continuing operations	1.26 to 1.0	1.30 to 1.0
Shareholders’ Equity	$25,633,000	$25,615,000

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

In accordance with authoritative guidance issued by the Financial Accounting Standards Board, and discussed further in the Explanatory Note preceding the consolidated condensed financial statements and in Note 2 and 3, we deconsolidated WMC.  We believe neither the Company nor any of its subsidiaries other than WMC are legally responsible for any of the liabilities belonging to WMC.  Until such time when these obligations have been resolved, either directly with the creditors, discharged by a court of law, or otherwise eliminated, WMC, which has been deconsolidated, and therefore not included in the Company’s consolidated balance sheets, is required to maintain these obligations on its books, which at June 30, 2010 were approximately $12,779,000.  We will, as required, reevaluate each quarter the facts and circumstances regarding whether or not we should continue to deconsolidate WMC.

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

Item 4.            Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed, under the supervision of, and with the participation of, our management including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities and Exchange Act of 1934) as of June 30, 2010. Based on that evaluation, at the time our Quarterly Report on Form 10-Q for the period ended June 30, 2010 was filed, on August 13, 2010, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures as of June 30, 2010 were effective and that the consolidated condensed financial statements included in such Quarterly Report on Form 10-Q fairly presented, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

As set forth in the Explanatory Note preceding this Amendment No. 1 and Note 3 of to the consolidated condensed financial statements included in Item 1 of this Amendment No. 1, the Company restated the financial statements for the three and six-month periods ended June 30, 2010, to correct the accounting for a variable interest entity. Such restatement relates to the deconsolidation of the Company’s subsidiary, WMC. During the preparation of its Annual Report filed on Form 10-K for the year ended December 31, 2010, the Company retained additional outside accounting expertise to assist it with our accounting for WMC as a VIE under ASC 810.  Following such retention, the Company determined that, effective with the actions of WMC’s bank, PNC Bank, which took possession of and ultimately foreclosed on all the assets of WMC, WMC should have been accounted for as a VIE, of which the Company no longer had a controlling financial interest, and the Company should therefore have excluded WMC from its financial statements as of June 30, 2010.

Subsequently, our management, including the Principal Executive Officer and Principal Financial Officer re-evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2010 and concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2010.

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

The Certifications of our Principal Executive Officer and Principal Financial Officer included as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q/A include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4 - Controls and Procedures for a more complete understanding of the matters covered by such certifications.

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

P&F INDUSTRIES, INC.
(Registrant)

	By	/s/ Joseph A. Molino, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: May 13, 2011		(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit

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

10.20
Mutual Release Agreement, dated as of June 4, 2010, by and among PNC Bank, National Association, as agent P & F Industries, Inc., Continental Tool Group, Inc., Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Countrywide Hardware, Inc., WILP Holdings, Inc., Green Manufacturing, Inc., Embassy Industries, Inc., Nationwide Industries, Inc., Pacific Stair Products, Inc. and Woodmark International, L.P. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated June 7, 2010).

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

A copy of any of the foregoing exhibits to this Quarterly Report on Form 10-Q/A may be obtained, upon payment of the Registrant’s reasonable expenses in furnishing such exhibit, by writing to P&F Industries, Inc., 445 Broadhollow Road, Suite 100, Melville New York 11747, Attention: Corporate Secretary.