Form 10-Q/A
period 2010-09-30
P&F INDUSTRIES INC
filed 2011-05-13
CIK 75340

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(AMENDMENT 1)

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

EXPLANATORY NOTE

On March 28, 2011, the Board of Directors (the “Board”) of P&F Industries, Inc. (the “Company”) determined, upon advice of management and the recommendation of the Audit Committee of the Board, that the Company’s financial statements contained in the Company’s Quarterly Reports on Form 10-Q for the three and nine-month periods ended September 30, 2010 (the “Previously Issued Financial Statements”) should not be relied upon and should be restated because it contains errors discussed below.

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

A detailed description of the restatement referred to above (the “Restatement”) is presented under “Note 3 – Restatement” to the Company's Consolidated Condensed Financial Statements, which presents a reconciliation between the Company’s Previously Issued Financial Statements as previously filed with the Securities and Exchange Commission (“SEC”) on November 12, 2010, and the impact that the deconsolidation of WMC had on the Company’s consolidated condensed financial statements. The Restatement affects the previously reported loss from discontinued operations, net loss, basic and diluted loss per share from discontinued operations, total basic and diluted loss per share, the consolidated condensed balance sheets, consolidated condensed statement of operations, consolidated condensed statement of shareholders’ equity and consolidated condensed statements of cash flows. As such, the consolidated condensed financial statements contained herein should be considered as restated from the original filing.

In addition, this Form 10-Q/A reflects the revision of management’s discussion and analysis of financial condition and results of operations in Item 2 of Part I; the revision of disclosures regarding controls and procedures in Item 4 of Part I; and new certifications filed as Exhibits 31.1, 31.2, 32.1 and 32.2 in Item 6 of Part II.

Form 10-Q/A has not been updated for events or information subsequent to the date of filing of the original Quarterly Report for the three-month period ended September 30, 2010 (“third quarter Form 10-Q”) Form 10-Q except in connection with the foregoing. Accordingly, except as otherwise set forth herein, this Form 10-Q/A speaks as of November 12, 2010, the date of the filing of the original third quarter Form 10-Q, and should be read in conjunction with the Company’s other filings made with the SEC.

P&F INDUSTRIES, INC.

FORM 10-Q/A

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

i

PART I - FINANCIAL INFORMATION

Item 1.                Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(unaudited) (Restated)	(See Note 1)
ASSETS
CURRENT ASSETS

Cash	$430,000	$546,000
Accounts receivable — net	9,029,000	7,545,000
Inventories – net	18,706,000	19,746,000
Notes and other receivables	69,000	110,000
Deferred income taxes — net	670,000	670,000
Income tax refund receivable	-	3,270,000
Prepaid expenses and other current assets	516,000	169,000
Assets of discontinued operations	23,000	10,797,000
TOTAL CURRENT ASSETS	29,443,000	42,853,000

PROPERTY AND EQUIPMENT
Land	1,550,000	1,550,000
Buildings and improvements	7,480,000	7,476,000
Machinery and equipment	16,254,000	16,130,000
	25,284,000	25,156,000
Less accumulated depreciation and amortization	13,205,000	11,990,000
NET PROPERTY AND EQUIPMENT	12,079,000	13,166,000

GOODWILL	5,150,000	5,150,000

OTHER INTANGIBLE ASSETS — net	2,388,000	2,651,000

DEFERRED INCOME TAXES — net	1,437,000	1,437,000

ASSETS OF DISCONTINUED OPERATIONS	-	3,924,000

OTHER ASSETS — net	509,000	237,000

TOTAL ASSETS	$51,006,000	$69,418,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(unaudited)	(See Note 1)
	(Restated)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES

Short-term borrowings	$11,300,000	$16,300,000
Accounts payable	3,745,000	1,396,000
Other accrued liabilities	3,399,000	2,003,000
Liabilities of discontinued operations	32,000	9,719,000
Current maturities of long-term debt	4,814,000	5,015,000
TOTAL CURRENT LIABILITIES	23,290,000	34,433,000

Long–term debt, less current maturities	1,172,000	4,148,000
Liabilities of discontinued operations	310,000	5,222,000

TOTAL LIABILITIES	24,772,000	43,803,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued - 3,956,000 at September 30, 2010 and December 31, 2009	3,956,000	3,956,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	10,702,000	10,615,000
Retained earnings	14,531,000	13,999,000
Treasury stock, at cost – 342,000 shares at September 30, 2010 and December 31, 2009	(2,955,000)	(2,955,000)

TOTAL SHAREHOLDERS’ EQUITY	26,234,000	25,615,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$51,006,000	$69,418,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three months		Nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
	(Restated)		(Restated)

Net revenue	$14,267,000	$13,144,000	$38,734,000	$39,438,000
Cost of sales	9,526,000	8,798,000	25,304,000	27,024,000
Gross profit	4,741,000	4,346,000	13,430,000	12,414,000
Selling, general and administrative expenses	3,845,000	3,909,000	12,246,000	11,935,000
Operating income	896,000	437,000	1,184,000	479,000
Interest expense	264,000	368,000	990,000	995,000
Income from continuing operations before income taxes	632,000	69,000	194,000	(516,000)
Income tax expense (benefit)	—	13,000	—	(162,000)
Net income (loss) from continuing operations	632,000	56,000	194,000	(354,000)

(Loss) income from discontinued operations (no tax benefits for the three and nine-month periods ended September 30, 2010 and $344,000 and $670,000 for the three and nine-month periods ended September 30, 2009)	(49,000)	(832,000)	338,000	(1,593,000)

Net income (loss)	$583,000	$(776,000)	$532,000	$(1,947,000)

Basic and diluted earnings (loss) per share
Continuing operations	$0.17	$0.02	$0.05	$(0.10)
Discontinued operations	(0.01)	(0.23)	0.09	(0.44)
Net income (loss)	$0.16	$(0.21)	$0.14	$(0.54)

Weighted average common shares outstanding:
Basic and diluted	3,615,000	3,615,000	3,615,000	3,615,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited) (Restated)

		Class A Common Stock, $1 Par		Additional paid-in	Retained	Treasury stock
	Total	Shares	Amount	capital	earnings	Shares	Amount

Balance, January 1, 2010	$25,615,000	3,956,000	$3,956,000	$10,615,000	$13,999,000	342,000	$(2,955,000)

Net income	532,000				532,000
Stock-based compensation	87,000			87,000

Balance, September 30, 2010	$26,234,000	3,956,000	$3,956,000	$10,702,000	$14,531,000	342,000	$(2,955,000)

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,
	2010	2009
	(Restated)
Cash Flows from Operating Activities
Net income (loss)	$532,000	$(1,947,000)

Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
(Income) loss from discontinued operations	(338,000)	1,593,000
Non-cash charges:
Depreciation and amortization	1,239,000	1,176,000
Amortization of other intangible assets	263,000	263,000
Amortization of other assets	57,000	10,000
Provision for losses on accounts receivable	32,000	(119,000)
Stock-based compensation	87,000	173,000
Deferred income taxes - net	—	651,000
Loss (gain) on sale of fixed assets	2,000	(2,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,516,000)	(890,000)
Notes and other receivables	41,000	17,000
Inventories	1,040,000	4,694,000
Income tax refund receivable	3,270,000	(748,000)
Prepaid expenses and other current assets	(347,000)	3,000
Other assets	(28,000)	169,000
Accounts payable	2,349,000	1,614,000
Accrued liabilities	1,396,000	(676,000)
Total adjustments	7,547,000	7,928,000
Net cash provided by operating activities of continuing operations	8,079,000	5,981,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,
	2010	2009
	(Restated)
Cash Flows from Investing Activities:
Capital expenditures	$(154,000)	$(1,592,000)
Proceeds from sale of fixed assets	—	3,000
Additional purchase price – Hy-Tech	—	(2,362,000)
Net cash used in investing activities	(154,000)	(3,951,000)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	—	11,614,000
Repayments of short-term borrowings	(5,000,000)	(11,114,000)
Term loan advances	957,000	—
Repayments of term loan	(4,280,000)	(7,334,000)
Net proceeds from equipment lease financing	—	540,000
Principal payments on long-term debt	(604,000)	(194,000)
Proceeds from notes payable	750,000	1,433,000
Bank financing costs	(300,000)	—
Net cash used in financing activities	(8,477,000)	(5,055,000)

Cash Flows from Discontinued Operations:
Operating activities	436,000	727,000
Investing activities	—	(13,477,000)
Financing activities	—	15,497,000
Net cash provided by Discontinued Operations	436,000	2,747,000

Net decrease in cash	(116,000)	(278,000)
Cash at beginning of period	546,000	845,000
Cash at end of period	$430,000	$567,000

Supplemental disclosures of cash flow information :

Cash paid for:
Interest	$914,000	$960,000
Income taxes	$27,000	$30,000

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

NOTE 3 – RESTATEMENT

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

As the result of deconsolidating WMC, there are no assets or liabilities attributable to WMC included in the Company’s consolidated balance sheet at September 30, 2010.

In the originally filed Quarterly Report on Form 10-Q for the three-month period ended September 30, 2010, the Company incorrectly included WMC in its consolidated condensed financial statements.  The tables below shows the amounts originally reported the amount that should not have been consolidated and the restated values.

Consolidated condensed balance sheet
As at September 30, 2010
	As Reported	Adjustments	As Restated
Assets of discontinued operations - current	$128,000	$(105,000)	$23,000
Total current assets	29,548,000	(105,000)	29,443,000

Assets of discontinued operations	16,000	(16,000)	—
Other assets - net	233,000	276,000	509,000
Total Assets	$50,851,000	$155,000	$51,006,000

Liabilities of discontinued operations - current	$12,560,000	$(12,528,000)	$32,000
Other accrued liabilities	3,483,000	(84,000)	3,399,000
Total current liabilities	35,902,000	(12,612,000)	23,290,000
Total Liabilities	37,384,000	(12,612,000)	24,772,000

Retained earnings	1,764,000	12,767,000	14,531,000
Total shareholders’ equity	13,467,000	12,767,000	26,234,000
Total liabilities and shareholders’ equity	$50,851,000	$155,000	$51,006,000

Consolidated condensed statement of operations
For the three month period ended September 30, 2010
	As Reported	Adjustments	As Restated

Income (loss) from discontinued operations (no tax benefits for the three-month period ended September 30, 2010)	$200,000	$(249,000)	$(49,000)
Net income	$832,000	(249,000)	$583,000

Basic and diluted earnings (loss) per share
Discontinued operations	$0.06	$(0.07)	$(0.01)
Net income	$0.23	$(0.07)	$0.16

Consolidated condensed statement of operations
For the nine month period ended September 30, 2010
	As Reported	Adjustments	As Restated

(Loss) income from discontinued operations (no tax benefits for the nine -month period ended September 30, 2010)	$(12,429,000)	$12,767,000	$338,000
Net Income (loss) income	$(12,235,000)	$12,767,000	$532,000

Basic and diluted earnings (loss) per share
Discontinued operations	$(3.44)	$3.53	$0.09
Net income	$(3.39)	$3.53	$0.14

Consolidated condensed statement of shareholders’ equity
For the nine month period ended September 30, 2010
	As Reported	Adjustments	As Restated

Net (loss) income	$(12,235,000)	$12,767,000	$532,000

Balance September 30, 2010	$13,467,000	$12,767,000	$26,234,000

Consolidated condensed statement of cash flows
For the nine month period ended September 30, 2010
	As Reported	Adjustments	As Restated

(Loss) income from discontinued operations	$(12,429,000)	$12,767,000	$338,000
Total adjustments	20,673,000	(13,126,000)	7,547,000

Net cash provided by operating activities of continuing operations	8,438,000	(359,000)	8,079,000

Cash Flows from Discontinued Operations:
Operating activities	2,778,000	(2,342,000)	436,000
Investing activities	(2,110,000)	2,110,000	—
Financing activities	(591,000)	591,000	—
Net cash provided by Discontinued Operations	77,000	359,000	436,000

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

The following table sets forth the computation of basic and diluted (loss) earnings per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Numerator for basic and diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$632,000	$56,000	$194,000	$(354,000)
Earnings (loss) from discontinued operations	(49,000)	(832,000)	338,000	(1,593,000)
Net earnings (loss)	$583,000	$(776,000)	$532,000	$(1,947,000)

Denominator:
Denominator for basic and diluted earnings (loss) per share — weighted average common shares outstanding	3,615,000	3,615,000	3,615,000	3,615,000

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

NOTE 5 - STOCK-BASED COMPENSATION

Stock-based Compensation

Total stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options and warrants.  Compensation expense attributable to stock-based compensation during the three and nine-month periods ended September 30, 2010 was approximately $18,000 and $87,000, respectively, and for the three and nine-month periods ended September 30, 2009 was approximately $35,000 and $173,000, respectively.  The compensation expense is recognized in selling, general and administrative expenses on the Company’s statements of operations on a straight-line basis over the vesting periods.  The Company recognizes compensation cost over the requisite service period. However, the exercisability of the respective non-vested options, which are at pre-determined dates on a calendar year, do not necessarily correspond to the period(s) in which straight-line amortization of compensation cost is recorded. As of September 30, 2010, the Company had approximately $92,000 of total unrecognized compensation cost related to non-vested awards granted under our stock-based plans, which we expect to recognize over a weighted-average period of 1.1 years. On July 29, 2010, the Company granted 2,000 fully vested stock options, which expire in ten years, to a new member of its board of directors, with an exercise price of $2.17 per share, which represents the closing price of the Company’s common stock on the date of the grant. There were no other stock options or warrants grant during the nine- month period ended September 30, 2010.

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

Countrywide is a party to a loan agreement with Wells Fargo Bank, N.A. (successor by merger to Wachovia Bank, National Association) (“Wachovia Bank”), which is secured by a mortgage with respect to the real property owned by Countrywide and utilized by Nationwide.  Countrywide did not make the final “balloon” payment that was due on September 21, 2009.  As a result of the non-payment, cross-default provisions set forth in the loan agreement between Florida Pneumatic and Wachovia, secured by a mortgage with respect to the real property owned and utilized by Florida Pneumatic, were triggered.  On February 23, 2010, Wachovia amended the underlying loan document to among other things, extend the maturity date of the balloon payment to September 1, 2010 and require the Company to make monthly principal payments of approximately $11,000 plus accrued interest commencing on March 24, 2010.  On April 22, 2010, the Company and Wachovia entered into a new Loan Modification Agreement, which became effective April 23, 2010, wherein the Company prepaid $150,000 toward the balance due on the Countrywide loan agreement. In exchange, Wachovia waived all prior defaults and extended the maturity date to January 1, 2011. The balance on this loan agreement at September 30, 2010 and December 31, 2009 was $862,000 and $1,091,000, respectively. The balance on the mortgage pertaining to Florida Pneumatic was $596,000 and $708,000 at September 30, 2010 and December 31, 2009, respectively. See Note 14 which discusses the Company’s actions taken in connection with a new banking facility entered into in October 2010, which replaces the Credit Agreement and provides for the repayment of these mortgages.

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

NOTE 14 — SUBSEQUENT EVENTS

On October 25, 2010 P&F, Florida Pneumatic, Hy-Tech and Nationwide as Borrowers, and P&F’s other subsidiaries, excluding WMC, as Guarantors, entered into a three year, $22,000,000 Loan and Security Agreement (“Loan Agreement”) with Capital One Leverage Finance Corporation (“COLF”). This Loan Agreement, among other things, includes a revolving credit loan facility, (the “revolving loan”). There is an unused line fee of 0.5% (0.75%, if the revolving loan plus letters of credit do not exceed 50% of the maximum available Borrowings).  As part of the Loan Agreement there is a default rate of 2.0% upon the occurrence of an event of default.  The Borrowers are subject to various financial covenants.

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

Concurrent with the formation of the new credit facility with COLF, the Company paid its previous banks $14,610,000 as full settlement of its then revolving credit facility, term note and accrued interest.  Further, it paid in their entirety two mortgage loans with Wachovia Bank, aggregating $1,504,000.  Additionally, the Company paid to the holders of the Hy-Tech Sellers Note $685,000, representing 50% of the principal balance due and all of the accrued interest through October 25, 2010.  As a result, the balance due on this note is $573,000. Interest will accrue at a rate of 8.0%.  With respect to the $750,000 of subordinated notes payable, of which $250,000 is owed to the CEO, the Company paid interest through October 25, 2010 of approximately $30,000, including approximately $9,000 to its CEO.

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

As the result of PNC taking possession of and subsequently foreclosing on WMC’s assets, tangible and intangible, and PNC’s subsequent disposal and sale thereof, we determined that we no longer had a controlling financial interest in WMC and was no longer the primary beneficiary of WMC and concluded that WMC was a variable interest entity (“VIE”).  We further examined the facts and circumstances pertaining to WMC to determine if we are the primary beneficiary, by considering whether or not we have the power to direct the most significant activities of WMC. We concluded that as of September 30, 2010, we did not direct the most significant activities at WMC, nor did we have an obligation to absorb losses or the right to receive benefits from WMC and, therefore, we are not considered the primary beneficiary. Accordingly, we deconsolidated WMC as further described in Note 3 to the consolidated condensed financial statements.  This deconsolidation requires us to exclude WMC’s assets, liabilities and results from operations, if any, from our consolidated financial statements.  We are required to perform an ongoing reassessment of the facts and circumstances pertaining to WMC to determine whether or not we may become the primary beneficiary.

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

Tools

When comparing the three-month periods ended September 30, 2010 and 2009, revenue reported by our Tools segment increased $856,000 or 8.8%. Specifically, Florida Pneumatic increased its revenue from its major retail customer by $981,000, when comparing the three-month periods ended September 30, 2010 and 2009.  Additionally, when comparing the three-month period ended September 30, 2010 to the same period in the prior year, Florida Pneumatic improved its industrial/catalog, automotive and filters products revenue by $277,000, $68,000 and $13,000, respectively.  As the result of our decision to no longer market the Franklin products line effective December 31, 2009, revenue from the Franklin products line reflect a decrease of $590,000. We believe that Florida Pneumatic’s relationships with its key customers, given the current economic conditions remain good.

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

Hardware

Our gross margin attributable to Hardware product lines for the three-month period ended September 30, 2010 decreased to 35.2% from 36.4% during the same period in the prior year. However, as the result of increased revenue during the third quarter of 2010 compared to 2009 the Hardware’s gross profit grew to $1,289,000 from $1,234,000 during the same three-month period in 2009.

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

Our net interest for the nine-month period ended September 30, 2010 was $990,000, compared to $995,000 during the same period in 2009, a decrease of $5,000. Interest expense incurred in connection with our term loan was $200,000, compared to $295,000 in 2009. This decrease, as discussed earlier, is primarily due a significant reduction of principal, which occurred in May 2010. Interest expense on borrowings under our revolving credit loan facility for the nine-month period ended September 30, 2010 was $585,000, compared to $549,000 for the same period in 2009, an increase of $36,000.  A primary factor contributing to this increase was the higher interest rates that were applied when default rate adjustments were imposed. Other items included in our interest expense are approximately $94,000 of interest attributable to the Hy-Tech Seller’s Note and $27,000 of accrued interest on the loan from our CEO and an unrelated third party made as a condition to the waiver and amendment to our credit facility dated April 23, 2010.

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

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	September 30, 2010	December 31, 2009
Working Capital of continuing operations	$6,162,000	$7,342,000
Current Ratio of continuing operations	1.26 to 1.0	1.30 to 1.0
Shareholders’ Equity	$26,234,000	$25,615,000

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

We had net cash of $8,079,000 provided by operating activities of continuing operations for the nine-month period ended September 30, 2010, compared to $5,981,000 provided by operating activities of continuing operations during the nine-month period ended September 30, 2009.

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

In accordance with authoritative guidance issued by Financial Accounting Standards Board, and discussed further in the Explanatory Note preceding the consolidated condensed financial statements and in Note 3, we deconsolidated WMC.  We believe neither the Company nor any of its subsidiaries other than WMC are legally responsible for any of the liabilities belonging to WMC.  Until such time when these obligations have been resolved, either directly with the creditors, discharged by a court of law, or otherwise eliminated, WMC, which has been deconsolidated, and therefore not included in the Company’s consolidated balance sheets, is required to maintain these obligations on its books, which at September 30, 2010 were approximately $12,279,000.  We will, as required, reevaluate each quarter the facts and circumstances regarding whether or not we should continue to deconsolidate WMC.

OFF-BALANCE SHEET ARRANGEMENTS

Our foreign exchange line within the Credit Agreement provides for the availability of up to $10,000,000 in foreign currency forward contracts. These contracts fix the exchange rate on future purchases of foreign currencies needed for payments to foreign suppliers. We have not purchased forward contracts on New Taiwan dollars (“TWD”). At September 30, 2010 and 2009, the Company had no material foreign exchange forward contracts outstanding.  Additionally, there was no material realized or unrealized gains related to these contracts during the three and nine month periods ended September 30, 2010 and 2009, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any other recently issued, but not yet effective accounting standards, if currently adopted would have a material effect on our condensed consolidated financial statements.

Item 4.             Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed, under the supervision of, and with the participation of, our management including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities and Exchange Act of 1934) as of September 30, 2010.  Based on that evaluation, at the time our Quarterly Report on Form 10-Q for the period ended September 30, 2010 was filed, on November 12, 2010, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures as of September 30, 2010 were effective and that the consolidated condensed financial statements included in such Quarterly Report on Form 10-Q fairly presented, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

As set forth in the Explanatory Note preceding this Amendment No. 1 and Note 3 of to the consolidated condensed financial statements included in Item 1 of this Amendment No. 1, the Company restated the financial statements for the three and nine-month periods ended September 30, 2010, to correct the accounting for a variable interest entity. Such restatement relates to the deconsolidation of the Company’s subsidiary, WMC. During the preparation of its Annual Report filed on Form 10-K for the year ended December 31, 2010, the Company retained additional outside accounting expertise to assist it with our accounting for WMC as a VIE under ASC 810.  Following such retention, the Company determined that, effective with the actions of WMC’s bank, PNC Bank, which took possession of and ultimately foreclosed on all the assets of WMC, WMC should have been accounted for as a VIE, of which the Company no longer had a controlling financial interest, and the Company should therefore have excluded WMC from its financial statements as of September 30, 2010.

Subsequently, our management, including the Principal Executive Officer and Principal Financial Officer re-evaluated the effectiveness of the design and operations of the Company’s disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2010 and concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2010.

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