Form 10-Q
period 2011-03-31
P&F INDUSTRIES INC
filed 2011-05-13
CIK 75340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

As of May 12, 2011 there were 3,614,562 shares of the registrant’s Class A Common Stock outstanding.

 P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

i

PART I - FINANCIAL INFORMATION

Item 1.                Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS

Cash	$901,000	$874,000
Accounts receivable — net	7,957,000	6,986,000
Inventories – net	17,730,000	18,430,000
Deferred income taxes — net	233,000	233,000
Prepaid expenses and other current assets	624,000	417,000
Current assets of discontinued operations	23,000	23,000
TOTAL CURRENT ASSETS	27,468,000	26,963,000

PROPERTY AND EQUIPMENT
Land	1,550,000	1,550,000
Buildings and improvements	7,480,000	7,480,000
Machinery and equipment	16,493,000	16,340,000
	25,523,000	25,370,000
Less accumulated depreciation and amortization	13,968,000	13,599,000
NET PROPERTY AND EQUIPMENT	11,555,000	11,771,000

GOODWILL	5,150,000	5,150,000

OTHER INTANGIBLE ASSETS — net	2,213,000	2,300,000

DEFERRED INCOME TAXES — net	1,874,000	1,874,000

OTHER ASSETS — net	766,000	837,000

TOTAL ASSETS	$49,026,000	$48,895,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES

Short-term borrowings	$10,203,000	$9,996,000
Accounts payable	1,687,000	1,673,000
Accrued liabilities	2,627,000	3,115,000
Current liabilities of discontinued operations	32,000	27,000
Current maturities of long-term debt	406,000	406,000
TOTAL CURRENT LIABILITIES	14,955,000	15,217,000

Long–term debt, less current maturities	6,872,000	6,973,000
Liabilities of discontinued operations	303,000	306,000

TOTAL LIABILITIES	22,130,000	22,496,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued - 3,956,000 at March 31, 2011 and December 31, 2010	3,956,000	3,956,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	10,753,000	10,718,000
Retained earnings	15,142,000	14,680,000
Treasury stock, at cost – 342,000 shares at March 31, 2011 and December 31, 2010	(2,955,000)	(2,955,000)

TOTAL SHAREHOLDERS’ EQUITY	26,896,000	26,399,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$49,026,000	$48,895,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended March 31,
	2011	2010
Net revenue	$13,453,000	$11,147,000
Cost of sales	8,330,000	7,148,000
Gross profit	5,123,000	3,999,000
Selling, general and administrative expenses	4,423,000	4,317,000
Operating income (loss)	700,000	(318,000)
Interest expense	221,000	389,000
Income (loss) from continuing operations before income taxes	479,000	(707,000)
Income tax expense	—	—
Net income (loss) from continuing operations	479,000	(707,000)

Loss from discontinued operations (no tax benefits for the three month periods ended March 31, 2011 and 2010)	(17,000)	(1,744,000)

Net income (loss)	$462,000	$(2,451,000)

Basic and diluted earnings (loss) per share
Continuing operations	$0.13	$(0.20)
Discontinued operations	—	(0.48)
Net income (loss)	$0.13	$(0.68)

Weighted average common shares outstanding:
Basic	3,615,000	3,615,000
Diluted	3,678,000	3,615,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

		Class A Common Stock, $1 Par		Additional paid-in	Retained	Treasury stock
	Total	Shares	Amount	capital	earnings	Shares	Amount

Balance, January 1, 2011	$26,399,000	3,956,000	$3,956,000	$10,718,000	$14,680,000	(342,000)	$(2,955,000)

Net income	462,000				462,000
Stock-based compensation	35,000			35,000

Balance, March 31, 2011	$26,896,000	3,956,000	$3,956,000	$10,753,000	$15,142,000	(342,000)	$(2,955,000)

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended March 31,
	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$462,000	$(2,451,000)

Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Loss from discontinued operations	17,000	1,744,000
Non-cash charges:
Depreciation and amortization	398,000	413,000
Amortization of other intangible assets	87,000	87,000
Amortization of other assets	71,000	3,000
Provision for losses on accounts receivable	19,000	8,000
Stock-based compensation	35,000	35,000
Loss on sale of fixed assets	—	2,000
Changes in operating assets and liabilities:
Accounts receivable	(990,000)	283,000
Notes and other receivables	45,000	(88,000)
Inventories	700,000	945,000
Income tax refund receivable	—	(5,000)
Prepaid expenses and other current assets	(252,000)	175,000
Other assets	—	(226,000)
Accounts payable	14,000	1,273,000
Accrued liabilities	(488,000)	975,000
Total adjustments	(344,000)	5,624,000
Net cash provided by operating activities of continuing operations	118,000	3,173,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended March 31,
	2011	2010
Cash Flows from Investing Activities:
Capital expenditures	$(183,000)	$(46,000)
Proceeds from disposal of fixed assets	1,000	—
Net cash used in investing activities	(182,000)	(46,000)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	7,525,000	—
Repayments of short-term borrowings	(7,318,000)	(2,400,000)
Repayments of term loan	(101,000)	(1,253,000)
Repayments of equipment lease financing	—	(106,000)
Principal payments on long-term debt	—	(49,000)
Net cash provided by (used in) financing activities	106,000	(3,808,000)

Cash Flows from Discontinued Operations:
Operating activities	(15,000)	(154,000)
Investing activities	—	245,000
Financing activities	—	44,000
Net cash (used in) provided by Discontinued Operations	(15,000)	135,000

Net Increase (decrease) in cash	27,000	(546,000)
Cash at beginning of period	874,000	546,000
Cash at end of period	$901,000	$—

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$200,000	$347,000
Income taxes	$—	$16,000

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

The unaudited consolidated condensed balance sheet information as of December 31, 2010 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The interim financial statements contained herein should be read in conjunction with that Report.

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

Hardware

The Company conducts its Hardware business through Countrywide.  Countrywide conducts its business operations through its wholly-owned subsidiary, Nationwide Industries, Inc. (“Nationwide”).

Nationwide is an importer and manufacturer of door, window and fencing hardware, and accessories including rollers, hinges, window operators, sash locks, custom zinc castings and door closers. Nationwide’s products are sold through in-house sales personnel and manufacturers’ representatives to distributors, retailers and OEM customers. End users of Nationwide’s products include contractors, home builders, pool and patio distributors, OEM/private label customers and general consumers.  Additionally, Nationwide also markets a kitchen and bath product line. Most of Nationwide’s sales are of products imported from Taiwan and China. Nationwide currently out-sources the manufacturing of approximately 90% of its products with several overseas factories, while retaining design, quality control, and patent and trademark control. There are redundant sources for most products. Nationwide manufactures approximately 10% of its products sold including rollers, hinges and pool enclosure products at its facility in Tampa, Florida.

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

See Note 2 below for further discussion.

Management Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in those financial statements.  Certain significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, inventory, goodwill, intangible assets and other long-lived assets, income taxes and deferred taxes.  Descriptions of these policies are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate.  Illiquid credit markets and declines in consumer spending have, among other things, combined to increase the uncertainty inherent in such estimates and assumptions.  As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions.  Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Recently Adopted Accounting Standards

During the three-month period ended March 31, 2011, the Company did not adopt any new accounting standards.

NOTE 2 — VARIABLE INTEREST ENTITY

The Company’s overall methodology for evaluating transactions and relationships under the variable interest entity (“VIE”)  requirements includes the following: (i) determining whether the entity meets the criteria to qualify as a VIE; and (ii) determining whether the Company is the primary beneficiary of the VIE.

If the Company identifies a VIE based on the requirements within Accounting Standards Codification (“ASC”) ASC 810, it then performs the second step to determine whether it is the primary beneficiary of the VIE by considering the following significant factors and judgments, both of which must be met:

•           Whether the Company has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and

•           Whether the Company has the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

The Company examined the facts and circumstances pertaining to WMC to determine if it is the primary beneficiary, by considering whether or not it has the power to direct the most significant activities of the entity. The Company has concluded that it does not direct the most significant activities at WMC, nor does it have an obligation to absorb losses or the right to receive benefits from WMC and, therefore, is not considered the primary beneficiary. Accordingly, the Company did not consolidate WMC.

The Company will perform an ongoing reassessment of the facts and circumstances pertaining to WMC to determine whether or not WMC continues to be a VIE and if so, whether or not the Company may have become the primary beneficiary.

NOTE 3 — EARNINGS (LOSS) PER SHARE

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

The following table sets forth the computation of basic and diluted (loss) earnings per common share:

	Three months ended
	March 31,
	2011	2010
Numerator:
Numerator for basic and diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$479,000	$(707,000)
(Loss) from discontinued operations	(17,000)	(1,744,000)
Net earnings (loss)	$462,000	$(2,451,000)

Denominator:
Denominator for basic earnings per share-weighted average common shares outstanding	3,615,000	3,615,000
Dilutive securities	63,000	—

Denominator for diluted earnings per share-weighted average common shares outstanding	3,678,000	3,615,000

At March 31, 2011 and 2010 and during the three month periods ended March 31, 2011 and 2010, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Class A Common Stock for the period. These options are antidilutive and are excluded from the computation of (loss) earnings per share. The weighted average antidilutive stock options outstanding were as follows:

	Three months ended
	March 31,
	2011	2010
Weighted average antidilutive stock options outstanding	514,000	515,000

NOTE 4 - STOCK-BASED COMPENSATION

Stock-based Compensation

Total stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options and warrants.  Compensation expense attributable to stock-based compensation was approximately $35,000 during each of the three month periods ended March 31, 2011 and 2010.  The compensation expense is recognized in selling, general and administrative expenses on the Company’s statements of operations on a straight-line basis over the vesting periods.  The Company recognizes compensation cost over the requisite service period. However, the exercisability of the respective non-vested options, which are at pre-determined dates on a calendar year, do not necessarily correspond to the period(s) in which straight-line amortization of compensation cost is recorded. As of March 31, 2011, the Company had approximately $171,000 of total unrecognized compensation cost related to non-vested awards granted under our stock-based plans, which we expect to recognize over a weighted-average period of 2.8 years.

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

The following is a summary of the changes in outstanding options during the three month period ended March 31, 2011:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2011	585,624	$6.73		—
Granted				—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, March 31, 2011	585,624	$6.73	5.4	41,000

Vested, March 31, 2011	420,291	$7.93	4.2	3,000

The following is a summary of changes in non-vested shares for the three months ended March 31, 2011:

	Option Shares	Weighted Average Grant- Date Fair Value
Non-vested shares, January 1, 2011	165,333	$2.19
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested shares, March 31, 2011	165,333	$2.19
The number of shares of Class A common stock reserved for stock options available for issuance under the Current Plan as of March 31, 2011 was 372,212. All of the options outstanding at March 31, 2011 were issued under the Current Plan.

NOTE 5 — RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any other recently issued, but not yet effective accounting standards, if currently adopted would have a material effect on our consolidated condensed financial statements.

NOTE 6 - ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	March 31, 2011	December 31, 2010
Accounts receivable	$8,201,000	$7,211,000
Allowance for doubtful accounts	(244,000)	(225,000)
	$7,957,000	$6,986,000
NOTE 7 — INVENTORIES

Inventories - net consist of:

	March 31, 2011	December 31, 2010
Raw material	$1,999,000	$1,932,000
Work in process	645,000	561,000
Finished goods	16,521,000	17,302,000
	19,165,000	19,795,000
Reserve for obsolete and slow-moving inventories	(1,435,000)	(1,365,000)
	$17,730,000	$18,430,000

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

During the three month period ended March 31, 2011, there was no change to the carrying value of goodwill.
Other intangible assets were as follows:

	March 31, 2011			December 31, 2010
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships	$5,070,000	$3,336,000	$1,734,000	$5,070,000	$3,255,000	$1,815,000
Non-compete and employment agreements	760,000	760,000	—	760,000	760,000	—
Trademarks	199,000	—	199,000	199,000	—	199,000
Drawings	290,000	60,000	230,000	290,000	56,000	234,000
Licensing	105,000	55,000	50,000	105,000	53,000	52,000
Totals	$6,424,000	$4,211,000	$2,213,000	$6,424,000	$4,124,000	$2,300,000

Amortization expense for intangible assets subject to amortization was as follows:

Three months ended March 31,
2011	2010
$87,000	$88,000

Amortization expense for each of the twelve-month periods ending March 31, 2012 through March 31, 2016 is estimated to be as follows: 2012 - $350,000 ; 2013 - $330,000 ; 2014 - $186,000; 2015 - $185,000 and 2016 - $183,000.  The weighted average amortization period for intangible assets was 8.63 years at March 31, 2011 and 8.5 years at December 31, 2010.

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

Changes in the Company’s warranty liability, included in other accrued liabilities, were as follows:

	Three months ended March 31,
	2011	2010
Balance, beginning of period	$250,000	$183,000
Warranties issued and changes in estimated pre-existing warranties	114,000	112,000
Actual warranty costs incurred	(152,000)	(88,000)
Balance, end of period	$212,000	$207,000

NOTE 10 — DEBT

SHORT-TERM BORROWINGS

P&F along with Florida Pneumatic, Hy-Tech and Nationwide, entered into a Credit Agreement, (“Credit Agreement”) with Capital One Leverage Finance Corporation, as agent (“COLF”). The Credit Agreement, entered into in October 2010, has a three-year term, with maximum borrowings of $22,000,000.  The Credit Agreement provides for a Revolving Credit Facility (“Revolver”) with a maximum borrowing of $15,910,000. At March 31, 2011 and December 31, 2010, the balances owing on the Revolver were $10,203,000 and $9,996,000, respectively.  Direct borrowings under the Revolver are secured by the Company’s accounts receivable, mortgages on the Company’s real property located in Cranberry, PA, Jupiter, FL and Tampa, FL,  inventory and equipment and are cross-guaranteed by certain of the Company’s subsidiaries (the “Subsidiary Guarantors”). Revolver borrowings bear interest at LIBOR (London InterBank Offered Rate) or the Base Rate, as defined in the Credit Agreement, plus the currently applicable margin rates, which at March 31, 2011 and December 31, 2010 were 3.75% and 2.75%, respectively.  Beginning April 1, 2011, the loan margins applicable to borrowings on the Revolver shall be determined based upon the computation of total funded borrowings from COLF divided by earnings before interest, taxes, depreciation and amortization (“EBITDA”). These new applicable loan margins will range from 3.25% to 4.00% for LIBOR borrowings and from 2.25% to 3.00% for borrowings at prime rate.

The Company incurs an annual unused line fee ranging from one-half percent (0.50%) to three-quarters percent (0.75%), depending on the percentage of the Revolver to the Credit Facility. Should the Company terminate the Credit Facility prior to maturity, the Credit Agreement provides for a prepayment fee of one percent (1.00%) of the total Credit Facility if terminated during the first year and one-half percent (0.50%) if terminated during the second year.   The Company is also required to provide, among other things, monthly financial statements and monthly borrowing base certificates.  The Company is subject to various financial covenants. If an event of default occurs under this Credit Agreement, the interest rate would increase by two percent per annum. Once cured, the two percent premium would be suspended.

LONG TERM DEBT

The Credit Agreement also contains a $6,090,000 term loan (the “Term Loan”), which is secured by our accounts receivable, mortgages on the Company’s real property located in Cranberry, PA, Jupiter, FL and Tampa, FL, inventory and equipment and are cross-guaranteed by the Subsidiary Guarantors.  The Term Loan amortizes $33,833 each month with a balloon payment at maturity of the Credit Agreement.  The Credit Agreement requires the Company to make prepayments of 25% of excess annual cash flow, as defined in the Credit Agreement, or in the event of a sale of any real estate assets. Term Loan borrowings bear interest at LIBOR or the prime interest rate plus the currently applicable margin rates, which at March 31, 2011 and December 31, 2010 were 5.75% and 4.75%, respectively.

In April 2010, as part of an amendment to the Company’s prior credit agreement, the Company was required to obtain a subordinated loan of $750,000. This subordinated loan was, in the aggregate, provided by the Company’s Chief Executive Officer, President and Chairman of the Board of Directors, (“CEO”), in the amount of $250,000, and another unrelated party, in the amount of $500,000.  This subordinated loan remains outstanding and bears interest at 8% per annum. These loans payable are due October 25, 2013. Pursuant to a subordination agreement with COLF, the amount owed to the unrelated third party may be repaid from excess cash flows, as defined in such subordination agreement.

Under the terms of the Credit Agreement with COLF, the Company in October 2010 paid $685,000 to the Hy-Tech Sellers representing 50% of the outstanding loan amount, plus accrued interest.  Pursuant to a subordination agreement with COLF, the balance of $573,000 owed may be repaid from excess cash flows, as defined in such subordination agreement. Interest is accruing at a rate of 6% per annum.
At March 31, 2011, there were no foreign currency forward contracts outstanding.

NOTE 11—RELATED PARTY TRANSACTIONS

 The president of one of our subsidiaries is part owner of one of the subsidiary’s vendors. During the three month periods ended March 31, 2011 and 2010, we purchased approximately $231,000 and $204,000, respectively of product from this vendor.

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

Three months ended March 31, 2011	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$13,453,000	$9,720,000	$3,733,000

Segment operating income	$2,054,000	$1,617,000	$437,000
General corporate expense	(1,354,000)
Interest expense – net	(221,000)
Earnings before income taxes	$479,000

Segment assets	$45,682,000	$33,705,000	$11,977,000
Corporate assets	3,344,000
Total assets	$49,026,000

Long-lived assets, including $331,000 at corporate	$18,918,000	$14,079,000	$4,508,000

Three months ended March 31, 2010	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$11,147,000	$7,820,000	$3,327,000

Segment operating income	$1,268,000	$853,000	$415,000
General corporate expense	(1,586,000)
Interest expense – net	(389,000)
Loss before income taxes	$(707,000)

Segment assets	$46,349,000	$36,889,000	$9,460,000
Corporate assets	6,251,000
Total assets	$52,600,000

Long-lived assets, including $435,000 at corporate	$20,510,000	$15,408,000	$4,667,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of P&F Industries, Inc. and subsidiaries (“P&F”, or the  “Company”). P&F and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” and their opposites and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. Any forward-looking statements contained herein, including those related to the Company’s future performance, are based upon the Company’s historical performance and on current plans, estimates and expectations. All forward-looking statements involve risks and uncertainties. These risks and uncertainties could cause the Company’s actual results for the 2011 fiscal year and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company for a number of reasons, as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Hardware

We conduct our Hardware business through a wholly-owned subsidiary, Countrywide. Countrywide conducts its business operations through its wholly-owned subsidiary, Nationwide Industries, Inc. (“Nationwide”).

Nationwide is an importer and manufacturer of door, window and fencing hardware, and accessories including rollers, hinges, window operators, sash locks, custom zinc castings and door closers. Nationwide’s products are sold through in-house sales personnel and manufacturers’ representatives to distributors, retailers and OEM customers. End users of Nationwide’s products include contractors, home builders, pool and patio distributors, OEM/private label customers and general consumers.  Additionally, Nationwide also markets a kitchen and bath product line. Nationwide currently out-sources the manufacturing of approximately 90% of its product with several overseas factories, while retaining design, quality control, and patent and trademark control. There are redundant sources for most products. Nationwide manufactures approximately 10% of its products sold including rollers, hinges and pool enclosure products at its facility in Tampa, Florida.

Countrywide also conducted a stair parts business until June 7, 2010, through its wholly-owned subsidiary, WM Coffman, LLC, now known as Old Stairs Co LLC (“WMC”).

Overview

Our business continues to track the general United States economy, showing improvement in 2011 compared to 2010. All three operating subsidiaries during the three-month period ended March 31, 2011 outperformed their respective results achieved in the same period in 2010.  In the aggregate, our sales increased more than $2.3 million. Further, as a percentage of sales, we were able to lower of selling, general and administrative expenses 5.8 percent.  While we do not see any specific or unusual trends arising from our first quarter of 2011 results, we remain cautiously optimistic for the near term, however, events and circumstances beyond our control could adversely impact future results.

KEY INDICATORS

Economic Measure

Much of our business is driven by the ebbs and flows of the general economic conditions in both the United States and, to a lesser extent, abroad.  Our Tools segment focuses on a wide array of customer types; it does not rely as much on specific economic measures or indicators. The Tools segment tends to track the general economic conditions of the United States, industrial production and general retail sales, all of which have, for the most part, indicated minimal improvement during the first three months of fiscal 2011 compared to the same time-frame in 2010.  The key economic measures for Hardware group, which consist of Nationwide only, were the general economic conditions of the United States and to a lesser extent the housing market.

Another key economic measure relevant to us is the cost of the raw materials in our products. Key materials include metals, especially various types of steel and aluminum. Also important is the value of the dollar in relation to the Taiwan dollar (“TWD”), as we purchase a significant portion of our products from Taiwan. Purchases from Chinese sources are made in U.S. dollars. However, if the Chinese currency, the Renminbi (“RMB”), was to be revalued against the dollar, there could be a significant negative impact on the cost of our products.

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

Financial Measures

Key financial measures we use to evaluate the results of our business include: revenue; gross margin; selling, general and administrative expenses; earnings before interest, taxes , operating cash flows, capital expenditures; return on sales; return on assets; days sales outstanding and inventory turns. These measures are reviewed at monthly, quarterly and annual intervals and are compared to historical periods as well as established objectives. To the extent that these measures are relevant, they are discussed in the detailed sections for each operating segment below.

Critical Accounting Policies and Estimates

We prepare our consolidated condensed financial statements in accordance with accounting principles generally accepted in the United States of America, (“GAAP”). Certain of these accounting policies require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities, revenues and expenses. On an ongoing basis, we evaluate estimates, including those related to bad debts, inventory reserves, goodwill and intangible assets, deferred tax assets and warranty reserves. We base our estimates on historical data and experience, when available, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

There have been no material changes in our critical accounting policies and estimates from those discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

RESULTS OF OPERATIONS

The table below provides an analysis of our net revenue for the three month periods ended March 31, 2011 and 2010:

Revenue

	Three-months Ended March 31,
	2011	2010	Variance	Variance
			$	%
Tools
Florida Pneumatic	$5,574,000	$4,546,000	$1,028,000	22.6%
Hy-Tech	4,146,000	3,274,000	872,000	26.6
Tools Total	9,720,000	7,820,000	1,900,000	24.3

Hardware
Hardware Total	3,733,000	3,327,000	406,000	12.2

Consolidated	$13,453,000	$11,147,000	$2,306,000	20.7%

All revenues are generated in U.S. dollars and are not impacted by changes in foreign currency exchange rates.

Tools

When comparing the three-month periods ended March 31, 2011 and 2010, revenue reported by our Tools segment increased $1,900,000 or 24.3%. Specifically, Florida Pneumatic increased its revenue from its major retail customer by $535,000, when comparing the three-month periods ended March 31, 2011 and 2010.  A key factor contributing to this increase was an initial roll-out of a small group of products during the first quarter of 2011 to a new retail partner to this major customer.  It is difficult to predict the impact of this arrangement for the remainder of 2011. Florida Pneumatic continues to expand its product offering and marketing efforts in the higher margin, industrial / catalog sector. As such, it was able to increase industrial/catalog revenue $352,000 when comparing the three-month period ended March 31, 2011 to the same period in the prior year. Further, Florida Pneumatic improved its revenue from its automotive and filters products by $68,000 and $64,000, respectively.  We believe that Florida Pneumatic’s relationships with its key customers, given the current economic conditions remain good.

During the first quarter of 2011 Hy-Tech, which focuses on the industrial sector of the pneumatic tools market, increased its revenue $872,000 or 26.6% this quarter compared to the same period in the prior year.  This improvement is due primarily to increased product demand within its distribution channels.   Hy-Tech’s ATP product lines accounted for more than 60% of the increase.  Additionally, revenue from one of its major customers accounted for approximately 21% of Hy-Tech’s improved revenue.  The remaining portion of the increase is due in part to improvement in the mining, construction and industrial manufacturing markets.  We believe that Hy-Tech’s relationships with its key customers, given the current economic conditions remain good.

Hardware
Our Hardware revenue is comprised of the sales of fencing and gate hardware, kitchen and bath accessories, OEM products and patio hardware.

	Three-months Ended March 31,
	2011	2010	Variance	Variance
			$	%
Hardware
Fence and gate hardware	$2,402,000	$1,849,000	$553,000	30.0%
Kitchen & Bath	760,000	820,000	(60,000)	(7.3)
OEM	367,000	448,000	(81,000)	(18.1)
Patio	204,000	210,000	(6,000)	(2.9)
Total Hardware	$3,733,000	$3,327,000	$406,000	12.2

The increase in fence and gate hardware during the three-month period ended March 31, 2011 compared to the same three-month period in the prior year is due primarily to increased customer base and new product releases.  Nationwide continues to encounter weak market conditions for its kitchen & bath faucet line, particularly in the recreational vehicle and modular home markets.    Much of the decline in OEM revenue was due to the ongoing weakness in new home construction and sluggish recreation vehicle sales. With fence and gate hardware being the primary contributor to Nationwide’s increase in revenues, we will continue to focus more attention on new product development and market expansion to this product.  We believe that Nationwide’s relationships with its key customers, given the current economic conditions remain good.

Gross Margins / Profits

Gross profits for the three month periods ended March 31, 2011 and 2010:

Three months ended March 31,		Consolidated	Tools	Hardware
2011	Gross Profit	$5,123,000	$3,711,000	$1,412,000
	Gross Margin	38.1%	38.2%	37.8%

2010	Gross Profit	$3,999,000	$2,707,000	$1,292,000
	Gross Margin	35.9%	34.6%	38.8%

Tools

Gross margins in the Tools segment for the three-month period ended March 31, 2011 increased 3.6 percentage points to 38.2% from 34.6% for the three-month period ended March 31, 2010. Gross profit for this segment increased $1,004,000 or 37.1%.  Specifically, when comparing the three-month periods ended March 31, 2011 and 2010, Florida Pneumatic’s gross margin increased 1.5 percentage points, with gross profit improving $434,000, and Hy-Tech’s gross margin improved 5.9% percentage points to 41.4% with gross margin increasing $570,000.  The improvement in gross margin at Florida Pneumatic is primarily due to greater revenue during the first quarter of 2011 in its higher margin industrial and catalog product lines, compared to the same period in 2010.  The improvement in gross margin at Hy-Tech is also the result of product mix as well as improved cost of manufacturing.

Hardware

Gross margin attributable to the Hardware segment for the three-month period ended March 31, 2011 decreased to 37.8% from 38.8% during the same period in the prior year. The 1.0 percentage point decrease in gross margin was due primarily to freight costs and slightly higher product costs. However, as the result of increased revenue during the first quarter of 2011, gross profit increased $120,000 or 9.3% compared to 2010.

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

For the three-month period ended March 31, 2011, our SG&A was $4,423,000, reflecting an increase of $106,000 or 2.5% when compared to $4,317,000 for the three-month period ended March 31, 2010. However, more importantly, as a percentage of revenue, our SG&A was 32.9% for the three-month period ended March 31, 2011, reflecting a decrease of 5.8 percentage points compared to 38.7% for the same period in the prior year.  Significant line items contributing to the net change were increases in commissions, freight out, travel and entertainment and advertising costs aggregating $127,000, primarily the result of increased revenue.  Additionally, compensation, which includes accrued performance-based bonus incentives, associated payroll taxes and employee benefits increased $351,000.  These increases were partially offset by decreases in legal and other professional fees aggregating $450,000. As discussed in previous filings, primarily during the first six months of 2010, we incurred significant legal and other professional fees in an effort to resolve a matter which resulted from actions taken in early 2010 by our former banks.  Depreciation and information technology costs also increased an aggregate of $64,000, due to the installation of new software.

Interest

Our net interest expense of $221,000 for the three-month period ended March 31, 2011, reflects a decrease of $168,000 or 43.2%, when compared to net interest expense of $389,000 incurred for the same period in the prior year. The most significant item affecting interest expense this quarter was a reduction in our short term revolver borrowings during the comparative three-month periods.  The average balance of short term borrowings during the first quarter of fiscal 2011 was $9,996,000 compared to $14,728,000 during the same three-month period in 2010.  As a result, interest expense attributable to short term borrowing decreased $136,000 to $104,000 from $240,000 incurred in the first quarter of 2010.   In connection with our entering into the Credit Agreement in October 2010 with COLF, we paid, in their entirety, the two mortgages with Wachovia Bank, pertaining to the premises in Jupiter and Tampa Florida.  Thus, there is no mortgage interest expense incurred during the first quarter of 2011 compared to $22,000 in the same period in 2010.  Other items included in our interest expense include approximately $11,000 of interest attributable to the sellers of Hy-Tech and $15,000 of accrued interest on the loan from our CEO and an unrelated third party.

Income Taxes

We had an effective tax rate of zero applied to our income from continuing operations for the three-month period ended March 31, 2011 due to the utilization of net operations loss carry-forwards that can be applied to current year income. We currently believe that the zero effective tax rate will be applied for the remainder of 2011.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flows from operations can be somewhat cyclical, typically with the greatest demand in the second and third quarters followed by positive cash flows in the first and fourth quarter as receivables and inventories trend down.  We monitor average days sales outstanding, inventory turns, estimated future purchasing requirements and capital expenditures to project liquidity needs and evaluate return on assets employed.

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	March 31, 2011	December 31, 2010
Working Capital of continuing operations	$12,522,000	$11,750,000
Current Ratio of continuing operations	1.84 to 1.0	1.77 to 1.0
Shareholders’ Equity	$26,896,000	$26,399,000

SHORT-TERM BORROWINGS

In October 2010 we entered into a three-year Credit Agreement with COLF. The Credit Agreement set the maximum borrowings at $22,000,000.  The Credit Agreement provides for a Revolver with a maximum borrowing of $15,910,000. At March 31, 2011 and December 31, 2010, the balances owing on the Revolver were $10,203,000 and $9,996,000, respectively.  Direct borrowings under the Revolver are secured by our total assets, including mortgages on our real property located in Cranberry, PA, Jupiter, FL and Tampa, FL, and are cross-guaranteed by the Subsidiary Guarantors. Revolver borrowings bear interest at LIBOR or the Base Rate, as defined in the Credit Agreement, plus the currently applicable margin rates, which at March 31, 2011 and December 31, 2010 were 3.75% and 2.75%, respectively.  Beginning April 1, 2011, the loan margins applicable to borrowings on the Revolver shall be determined based upon the computation of total funded borrowings from COLF divided by EBITDA. These new applicable loan margins will range from 3.25% to 4.00% for LIBOR borrowings and from 2.25% to 3.00% for borrowings at prime rate.

The Company incurs an annual unused line fee ranging from one-half percent (0.50%) to three-quarters percent (0.75%), depending on the percentage of the Revolver to the Credit Agreement. Should the Company terminate the Credit Agreement prior to maturity, the Credit Agreement provides for a prepayment fee of one percent (1.00%) of the total Credit Agreement if terminated during the first year and one-half percent (0.50%) if terminated during the second year.   The Company is also required to provide, among other things, monthly financial statements and monthly borrowing base certificates.  The Company is subject to various financial covenants. If an event of default occurs under this Credit Agreement, the interest rate would increase by two percent per annum. Once cured, the two percent premium would be suspended.

LONG TERM DEBT

The Credit Agreement with COLF also contains a $6,090,000 Term Loan, which is also secured by our total assets as well as mortgages on our real property located in Cranberry, PA, Jupiter, FL and Tampa, FL and is cross-guaranteed by the Subsidiary Guarantors.  The Term Loan amortizes $33,833 each month with a balloon payment at maturity of the Credit Agreement.  The Credit Agreement requires the Company to make prepayments of 25% of excess annual cash flow, as defined in the Credit Agreement, or in the event of a sale of any real estate assets. Term Loan borrowings bear interest at LIBOR or the prime interest rate plus the currently applicable margin rates, which at March 31, 2011 and December 31, 2010 were 5.75% and 4.75%, respectively.

In April 2010, as part of an amendment to the Company’s prior credit agreement, the Company was required to obtain a subordinated loan of $750,000. This subordinated loan was, in the aggregate, provided by our CEO, in the amount of $250,000, and another unrelated party, in the amount of $500,000.  This subordinated loan remains outstanding and bears interest at 8% per annum. The loan payable to the CEO is due October 25, 2013. Pursuant to a subordination agreement with COLF, the amount owing to the unrelated third party may be repaid from excess cash flows, as defined in such subordination agreement.

Under the terms of the Credit Agreement with COLF, the Company in October 2010 paid $685,000 to the Hy-Tech Sellers representing 50% of the outstanding loan amount, plus accrued interest.  Pursuant to a subordination agreement with COLF, the balance of $573,000 owed may be repaid from excess cash flows, as defined in such subordination agreement. Interest is accruing at a rate of 6% per annum.

During the three-month period ended March 31, 2011, our cash increased $27,000 to $901,000 from $874,000 at December 31, 2010.  Our total bank debt at March 31, 2011 was $16,159,000, compared to $16,052,000 at December 31, 2010. The percent of total debt to total book capitalization (total debt divided by total bank debt plus equity) was 51.4% at March 31, 2011, compared to 53.0% at December 31, 2010.

We had net cash generated of $118,000 provided by operating activities of continuing operations for the three-month period ended March 31, 2011, compared to $3,173,000 during the same period in the prior year.  We wish to note that during the first fiscal quarter of 2010, we had increases in accounts payable and accrued expenses payable aggregating $2,248,000 due primarily to issues we were attempting to resolve with our banks at that time. Additionally during the first quarter of 2010 our inventory decreased $945,000.

Capital spending was approximately $183,000 for the three-month period ended March 31, 2010, compared to $46,000 during the three-month period ended March 31, 2010.  Capital expenditures for the balance of 2011 are expected to be approximately $350,000, some of which may be financed through our credit facilities or financed through independent third party financial institutions. Included in the expected total for 2011 are capital expenditures relating to new products, expansion of existing product lines and replacement of equipment.

OFF-BALANCE SHEET ARRANGEMENTS

In accordance with ASC 810, in June 2010, we deconsolidated WMC and therefore do not include its financial position in the Company’s consolidated condensed financial statements. We believe neither the Company nor any of its subsidiaries other than WMC are legally responsible for any of the liabilities belonging to WMC.  Until such time when these obligations have been resolved, either directly with the creditors, discharged by a court of law, or otherwise eliminated, WMC is required to maintain these obligations on its books, which at March 31, 2011 and December 31, 2010 were approximately $7.5 million and $12.1 million, respectively.  We will, as required by ASC 810, reevaluate the facts and circumstances regarding whether or not we should continue not to consolidate WMC at each reporting period.

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

Evaluation of disclosure controls and procedures

An evaluation was performed, under the supervision of, and with the participation of, our management including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities and Exchange Act of 1934). Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2011. Accordingly, management believes that the consolidated condensed financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the three-month period ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to the legal proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 1A.	Risk Factors

There were no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

10.1
Termination of Agreements, Settlement of Claim and Mutual General Releases, dated March 3, 2011, among the Registrant, Old Stairs Co LLC, CS Divestiture LLC and Visador Holdings, LLC (Incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

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