Form 10-Q
period 2011-06-30
P&F INDUSTRIES INC
filed 2011-08-15
CIK 75340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

As of August 12, 2011 there were 3,614,562 shares of the registrant’s Class A Common Stock, par value $1, outstanding.

 P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS

Cash	$629,000	$874,000
Accounts receivable — net	7,159,000	6,986,000
Inventories – net	17,458,000	18,430,000
Deferred income taxes — net	233,000	233,000
Prepaid expenses and other current assets	583,000	417,000
Current assets of discontinued operations	23,000	23,000
TOTAL CURRENT ASSETS	26,085,000	26,963,000

PROPERTY AND EQUIPMENT
Land	1,550,000	1,550,000
Buildings and improvements	7,484,000	7,480,000
Machinery and equipment	16,749,000	16,340,000
	25,783,000	25,370,000
Less accumulated depreciation and amortization	14,367,000	13,599,000
NET PROPERTY AND EQUIPMENT	11,416,000	11,771,000

GOODWILL	5,150,000	5,150,000

OTHER INTANGIBLE ASSETS — net	2,125,000	2,300,000

DEFERRED INCOME TAXES — net	1,874,000	1,874,000

OTHER ASSETS — net	695,000	837,000

TOTAL ASSETS	$47,345,000	$48,895,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES

Short-term borrowings	$6,798,000	$9,996,000
Accounts payable	2,520,000	1,673,000
Accrued liabilities	2,934,000	3,115,000
Current liabilities of discontinued operations	32,000	27,000
Current maturities of long-term debt	406,000	406,000
TOTAL CURRENT LIABILITIES	12,690,000	15,217,000

Long–term debt, less current maturities	6,591,000	6,973,000
Liabilities of discontinued operations	300,000	306,000

TOTAL LIABILITIES	19,581,000	22,496,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued - 3,956,562 at June 30, 2011 and December 31, 2010	3,956,000	3,956,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	10,804,000	10,718,000
Retained earnings	15,959,000	14,680,000
Treasury stock, at cost – 342,000 shares at June 30, 2011 and December 31, 2010	(2,955,000)	(2,955,000)

TOTAL SHAREHOLDERS’ EQUITY	27,764,000	26,399,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$47,345,000	$48,895,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited)

	Three months		Six months
	ended June 30,		ended June 30,
	2011	2010	2011	2010

Net revenue	$14,164,000	$13,320,000	$27,617,000	$24,467,000
Cost of sales	8,684,000	8,630,000	17,014,000	15,778,000
Gross profit	5,480,000	4,690,000	10,603,000	8,689,000
Selling, general and administrative expenses	4,454,000	4,084,000	8,877,000	8,401,000
Operating income	1,026,000	606,000	1,726,000	288,000
Interest expense	198,000	337,000	419,000	726,000
Income (loss) from continuing operations before income taxes	828,000	269,000	1,307,000	(438,000)
Income tax	—	—	—	—
Net income (loss) from continuing operations	828,000	269,000	1,307,000	(438,000)

Income (loss) from discontinued operations (no tax benefits for the three and six-month periods ended June 30, 2011 and 2010)	(11,000)	379,000	(28,000)	387,000

Net income (loss)	$817,000	$648,000	$1,279,000	$(51,000)

Basic earnings (loss) per share
Continuing operations	$0.23	$0.07	$0.36	$(0.12)
Discontinued operations	—	0.10	(0.01)	0.10
Net earnings (loss) per common share	$0.23	$0.17	$0.35	$(0.02)

Diluted earnings (loss) per share
Continuing operations	$0.22	$0.07	$0.35	$(0.12)
Discontinued operations	—	0.10	(0.01)	0.10
Net earnings (loss) per common share	$0.22	$0.17	$0.34	$(0.02)

Average common shares outstanding:

Basic	3,615,000	3,615,000	3,615,000	3,615,000

Diluted	3,703,000	3,615,000	3,690,000	3,615,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

		Class A Common Stock, $1 Par		Additional paid-in	Retained	Treasury stock
	Total	Shares	Amount	capital	earnings	Shares	Amount

Balance, January 1, 2011	$26,399,000	3,956,000	$3,956,000	$10,718,000	$14,680,000	(342,000)	$(2,955,000)

Net income	1,279,000				1,279,000
Stock-based compensation	86,000			86,000

Balance, June 30, 2011	$27,764,000	3,956,000	$3,956,000	$10,804,000	$15,959,000	(342,000)	$(2,955,000)

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,
	2011	2010
Cash Flows from Operating Activities
Net income (loss)	$1,279,000	$(51,000)

Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Loss (income)from discontinued operations	28,000	(387,000)
Non-cash charges:
Depreciation and amortization	797,000	826,000
Amortization of other intangible assets	175,000	175,000
Amortization of other assets	142,000	38,000
Provision for losses on accounts receivable	4,000	27,000
Stock-based compensation	86,000	69,000
Loss on sale of fixed assets	—	2,000
Changes in operating assets and liabilities:
Accounts receivable	(177,000)	(60,000)
Inventories	972,000	1,815,000
Income tax refund receivable	—	3,221,000
Prepaid expenses and other current assets	(166,000)	(40,000)
Other assets	—	(310,000)
Accounts payable	847,000	1,135,000
Income taxes payable	11,000	820,000
Accrued liabilities	(192,000)	196,000
Total adjustments	2,527,000	7,527,000
Net cash provided by operating activities of continuing operations	3,806,000	7,476,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,
	2011	2010
Cash Flows from Investing Activities:
Capital expenditures	$(443,000)	$(99,000)
Proceeds from disposal of fixed assets	1,000	—
Net cash used in investing activities	(442,000)	(99,000)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	16,260,000	—
Repayments of short-term borrowings	(19,458,000)	(5,000,000)
Term loan advances	—	957,000
Repayments of term loan	(203,000)	(3,835,000)
Principal payments on long-term debt	—	(464,000)
(Repayments of) proceeds from notes payable	(179,000)	750,000
Net cash used in financing activities	(3,580,000)	(7,592,000)

Cash Flows from Discontinued Operations:
Operating activities	(29,000)	489,000
Investing activities	—	—
Financing activities	—	—
Net cash (used in) provided by Discontinued Operations	(29,000)	489,000

Net Increase (decrease) in cash	(245,000)	274,000
Cash at beginning of period	874,000	546,000
Cash at end of period	$629,000	$820,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$437,000	$694,000
Income taxes	$—	$16,000

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

On May 13, 2011, the Company filed a Quarterly Report on Form 10-Q/A, for the three month period ended June 30, 2010, which amended Items 1, 2, and 4 of Part I and Item 6 of Part II of the Company’s Quarterly Report on Form 10-Q previously filed. This restatement resulted in the following adjustments:

Consolidated condensed balance sheet
As at June 30, 2010
Adjustments
Total current assets	$(165,000)
Total Assets	$95,000

Total current liabilities	$(12,921,000)
Total Liabilities	$(12,921,000)

Retained earnings	$13,016,000
Total shareholders’ equity	$13,016,000
Total liabilities and shareholders’ equity	$95,000

Consolidated condensed statement of operations
For the three and six periods ended June 30, 2010
	Three-month period	Six-month period

Income (loss) from discontinued operations (no tax benefits for the three and six-month periods ended June 30, 2010)	$11,264,000	$13,016,000
Net income (loss)	$11,264,000	$13,016,000

Basic and diluted earnings (loss) per share
Discontinued operations	$3.11	$3.59
Net (loss) income	$3.11	$3.59

Consolidated condensed statement of shareholders’ equity
As at June 30, 2010
Adjustments
Net Loss	$13,016,000
Balance June 30, 2010	$13,016,000

Principles of Consolidation

The unaudited consolidated condensed financial statements contained herein include the accounts of P&F Industries, Inc. and its subsidiaries, other than as discussed in Note 2 (“P&F” or the “Company”). All significant intercompany balances and transactions have been eliminated.

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

Hy-Tech manufactures and distributes pneumatic tools and parts for industrial applications. Hy-Tech manufactures approximately sixty types of industrial pneumatic tools, most of which are sold at prices ranging from $300 to $7,000, under the names “ATP”, “Thaxton”, “THOR” and “Eureka”, as well as under the trade names or trademarks of other private label customers. This line of products includes grinders, drills, saws, impact wrenches and pavement breakers. Hy-Tech’s products are sold to distributors and private label customers through in-house sales personnel and manufacturers’ representatives. Users of Hy-Tech’s tools include refineries, chemical plants, power generation facilities, heavy construction industry, oil and mining companies and other large scale industrial applications. Hy-Tech’s products are sold off the shelf, and are also produced to customer’s orders. The business is not seasonal, but it may be subject to significant periodic changes resulting from scheduled shutdowns in refineries, power generation facilities and chemical plants.

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

Countrywide also conducted a stair parts business until June 7, 2010, through its then wholly-owned subsidiary, WM Coffman, LLC (now known as Old Stairs Co LLC) (“WMC”).

See Note 2 below for further discussion.

Management Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in those financial statements.  Certain significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, accounts receivable, inventory, goodwill, intangible assets and other long-lived assets, income taxes and deferred taxes.  Descriptions of these policies are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate.  Illiquid credit markets and declines in consumer spending have, among other things, combined to increase the uncertainty inherent in such estimates and assumptions.  As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions.  Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Recently Adopted Accounting Standards

During the three-month period ended June 30, 2011, the Company did not adopt any new accounting standards.

NOTE 2 — VARIABLE INTEREST ENTITY

The Company’s overall methodology for evaluating transactions and relationships under the variable interest entity (“VIE”)  requirements includes the following: (i) determining whether the entity meets the criteria to qualify as a VIE; and (ii) determining whether the Company is the primary beneficiary of the VIE.

If the Company identifies a VIE based on the requirements within Accounting Standards Codification (“ASC”), ASC 810, it then performs the second step to determine whether it is the primary beneficiary of the VIE by considering the following significant factors and judgments, both of which must be met:

•	Whether the Company has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and

•
Whether the Company has the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

The Company determined that at June 30, 2011, WMC met the criteria to qualify as a VIE under ASC 810. The Company then examined the facts and circumstances pertaining to WMC to determine if it is the primary beneficiary, by considering whether or not it has the power to direct the most significant activities of the entity. The Company has concluded that it does not direct the most significant activities at WMC, nor does it have an obligation to absorb losses or the right to receive benefits from WMC and, therefore, is not considered the primary beneficiary. Accordingly, the Company did not consolidate WMC.

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
For basic and diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$828,000	$269,000	$1,307,000	$(438,000)
Earnings (loss) from discontinued operations	(11,000)	379,000	(28,000)	387,000
Net income (loss) for basic and diluted earnings per share	$817,000	$648,000	$1,279,000	$(51,000)

Denominator:
For basic earnings (loss) per share weighted average common shares outstanding	3,615,000	3,615,000	3,615,000	3,615,000
Dilutive securities(1)	88,000	—	75,000	—
Denominator for diluted earnings (loss) per share weighted average common shares outstanding	3,703,000	3,615,000	3,690,000	3,615,000

(1)	Dilutive securities consist of “in the money options”.

At June 30, 2011 and 2010 and during the three and six-month periods ended June 30, 2011 and 2010, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Class A Common Stock for the period. These options are antidilutive and are excluded from the computation of earnings (loss) per share. The weighted average antidilutive stock options outstanding were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Weighted average antidilutive stock options outstanding	410,000	515,000	462,000	515,000

NOTE 4 - STOCK-BASED COMPENSATION

Stock-based Compensation

Total stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options and warrants.  Compensation expense attributable to stock-based compensation was $51,000 and $34,000 during the three-month periods ended June 30, 2011 and 2010, respectively, and was $86,000 and $69,000 for the six-month periods ended June 30, 2011 and 2010, respectively.  The compensation expense is recognized in selling, general and administrative expenses on the Company’s statements of operations on a straight-line basis over the vesting periods.  The Company recognizes compensation cost over the requisite service period. However, the exercisability of the respective non-vested options, which are at pre-determined dates on a calendar year, do not necessarily correspond to the period(s) in which straight-line amortization of compensation cost is recorded. As of June 30, 2011, the Company had approximately $317,000 of total unrecognized compensation cost related to non-vested awards granted under our stock-based plans, which we expect to recognize over a weighted-average period of 1.6 years.

The expected term was based on historical exercises and terminations. The volatility for the periods with the expected term of the options is determined using historical volatilities based on historical stock prices. The dividend yield is 0% as the Company has historically not declared dividends and does not expect to declare any in the future.

Stock Option Plan

The Company’s 2002 Incentive Stock Option Plan (the “Current Plan”) authorizes the issuance, to employees and directors, of options to purchase a maximum of 1,100,000 shares of Class A Common Stock. These options must be issued within ten years of the effective date of the Current Plan and are exercisable for a ten year period from the date of grant, at prices not less than 100% of the market value of the Class A Common Stock on the date the option is granted. Incentive stock options granted to any 10% stockholder are exercisable for a five year period from the date of grant, at prices not less than 110% of the market value of the Class A Common Stock on the date the option is granted. Pursuant to the Current Plan, the Stock Option Committee has the discretion to award non-qualified stock option grants with various vesting parameters. Options have vesting periods of immediate to five years. In the event options granted contain a vesting schedule over a period of years, the Company recognizes compensation cost for these awards over the requisite service period. The Current Plan, which terminates in 2012, is the successor to the Company’s 1992 Incentive Stock Option Plan (the “Prior Plan”).

On May 16, 2011 (“Grant Date”), the stock option/compensation committee of Company’s board of Directors authorized the issuance of 70,000 options to purchase shares of its Class A Common Stock.  The options expire ten years from the Grant Date. The Company granted 15,000 of these options to its Chief Operating Officer/Chief Financial Officer, with the balance to non-executive employees of the Company.  All options granted on the Grant Date vest one-third on the first three anniversaries of the Grant Date. Further, all options granted on the Grant Date have an exercise price of $4.56, which was the closing price of the Company’s common stock on the Grant Date.

The Company estimated the fair value of the 70,000 common stock options granted on the Grant Date using the following assumptions:

Risk-free interest rate	3.20%
Expected term (in years)	6.5 years
Volatility	61.99%
Dividend yield	0%
Weighted-average fair value of options granted	$2.80

The following is a summary of the changes in outstanding options during the six month period ended June 30, 2011:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2011	585,624	$6.73	5.6	—
Granted	70,000	4.56	9.9	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, June30, 2011	655,624	$6.50	5.6	$138,000

Vested and expected to vest, June 30, 2011	457,624	$7.62	4.2	$31,000

The following is a summary of changes in non-vested shares for the six months ended June 30, 2011:

	Option Shares	Weighted Average Grant- Date Fair Value
Non-vested shares, January 1, 2011	165,333	$2.19
Granted	70,000	2.80
Vested	(37,333)	2.44
Forfeited	—	—
Non-vested shares, June 30, 2011	198,000	$2.36

The number of shares of Class A common stock reserved for stock options available for issuance under the Current Plan as of June 30, 2011 was 302,212. All of the options outstanding at June 30, 2011 were issued under the Current Plan.

NOTE 5 — RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends the current fair value measurement and disclosure guidance of ASC Topic 820 “Fair Value Measurement” to include increased transparency around valuation inputs and investment categorization. The guidance provided in ASU No. 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of these provisions to have a material impact on its condensed consolidated statements of operations and balance sheets.

NOTE 6 - ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	June 30, 2011	December 31, 2010
Accounts receivable	$7,388,000	$7,211,000
Allowance for doubtful accounts	(229,000)	(225,000)
	$7,159,000	$6,986,000

NOTE 7 — INVENTORIES

Inventories - net consist of:

	June 30, 2011	December 31, 2010
Raw material	$2,170,000	$1,932,000
Work in process	819,000	561,000
Finished goods	15,935,000	17,302,000
	18,924,000	19,795,000
Reserve for obsolete and slow-moving inventories	(1,466,000)	(1,365,000)
	$17,458,000	$18,430,000

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

During the six month period ended June 30, 2011, there was no change to the carrying value of goodwill.

Other intangible assets were as follows:

	June 30, 2011			December 31, 2010
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships	$5,070,000	$3,418,000	$1,652,000	$5,070,000	$3,255,000	$1,815,000
Non-compete and employment agreements	760,000	760,000	—	760,000	760,000	—
Trademarks	199,000	—	199,000	199,000	—	199,000
Drawings	290,000	63,000	227,000	290,000	56,000	234,000
Licensing	105,000	58,000	47,000	105,000	53,000	52,000
Totals	$6,424,000	$4,299,000	$2,125,000	$6,424,000	$4,124,000	$2,300,000

Amortization expense for intangible assets subject to amortization was as follows:

Three months ended June 30,		Six months ended June 30,
2011	2010	2011	2010
$88,000	$87,000	$175,000	$175,000

Amortization expense for each of the twelve-month periods ending June 30, 2012 through June 30, 2016 is estimated to be as follows: 2012 - $350,000 ; 2013 - $289,000 ; 2014 - $186,000; 2015 - $185,000 and 2016 - $180,000.  The weighted average amortization period for intangible assets was 8.4 years at June 30, 2011 and 8.6 years at December 31, 2010.

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

 Changes in the Company’s warranty liability, included in other accrued liabilities, were as follows:

	Six months ended June30,
	2011	2010
Balance, beginning of period	$250,000	$183,000
Warranties issued and changes in estimated pre-existing warranties	221,000	211,000
Actual warranty costs incurred	(254,000)	(166,000)
Balance, end of period	$217,000	$228,000

NOTE 10 — DEBT

SHORT-TERM BORROWINGS

P&F along with Florida Pneumatic, Hy-Tech and Nationwide, entered into a Credit Agreement, (“Credit Agreement”) with Capital One Leverage Finance Corporation, as agent (“COLF”). The Credit Agreement, entered into in October 2010, has a three-year term, with maximum borrowings of $22,000,000.  The Credit Agreement provides for a Revolving Credit Facility (“Revolver”) with a maximum borrowing of $15,910,000. At June 30, 2011 and December 31, 2010, the balances owing on the Revolver were $6,798,000 and $9,996,000, respectively.  Direct borrowings under the Revolver are secured by the Company’s accounts receivable, mortgages on the Company’s real property located in Cranberry, PA, Jupiter, FL and Tampa, FL,  inventory and equipment and are cross-guaranteed by certain of the Company’s subsidiaries (the “Subsidiary Guarantors”). Revolver borrowings bear interest at LIBOR (London InterBank Offered Rate) or the Base Rate, as defined in the Credit Agreement, plus the currently applicable margin rates. Beginning April 1, 2011, the loan margins applicable to borrowings on the Revolver are determined based upon the computation of total funded borrowings from COLF divided by earnings before interest, taxes, depreciation and amortization (“EBITDA”). Applicable loan margins will range from 3.25% to 4.00% for LIBOR borrowings and from 2.25% to 3.00% for borrowings at the Base Rate. Loan margins added to Revolver borrowings at June 30, 2011 were 3.25% and 2.25%, respectively for borrowings at LIBOR and the Base Rate. Loan margins added to Revolver borrowings at December 31, 2010 were 3.75% and 2.75%, respectively for borrowings at LIBOR and the Base Rate.

The Company incurs an unused line fee ranging from one-half percent (0.50%) to three-quarters percent (0.75%), depending on the percentage of the Revolver to the Credit Facility. Should the Company terminate the Credit Facility prior to maturity, the Credit Agreement provides for a prepayment fee of one percent (1.00%) of the total Credit Facility if terminated during the first year and one-half percent (0.50%) if terminated during the second year.   The Company is also required to provide, among other things, monthly financial statements and monthly borrowing base certificates.  The Company is subject to various financial covenants, which the Company remains in compliance with. If an event of default occurs under this Credit Agreement, the interest rate would increase by two percent per annum. Once cured, the two percent premium would be suspended.

LONG-TERM DEBT

The Credit Agreement also contains a $6,090,000 term loan (the “Term Loan”), which is secured by our accounts receivable, mortgages on the Company’s real property located in Cranberry, PA, Jupiter, FL and Tampa, FL, inventory and equipment and are cross-guaranteed by the Subsidiary Guarantors.  The Term Loan amortizes $33,833 each month with a balloon payment at maturity of the Credit Agreement.  The balance due on the Term Loan at June 30, 2011 and December 31, 2010 was $5,853,000 and $6,056,000, respectively. The Credit Agreement requires the Company to make prepayments of 25% of excess annual cash flow, as defined in the Credit Agreement, and the net proceeds in the event of a sale of any real estate assets. Term Loan borrowings bear interest at LIBOR or the Base Rate plus the currently applicable margin rates, which at June 30, 2011 and December 31, 2010 were 5.75% and 4.75%, respectively.

In April 2010, as part of an amendment to the Company’s prior credit agreement, the Company was required to obtain a subordinated loan of $750,000, the (“Subordinated Loans”). The Subordinated Loans were, in the aggregate, provided by the Company’s Chief Executive Officer, President and Chairman of the Board of Directors, (“CEO”), in the amount of $250,000, and an unrelated party, in the amount of $500,000 and is due October 25, 2013. These Subordinated Loans bear interest at 8% per annum. All interest has been paid through June 30, 2011 for the three and six-month periods ended June 30, 2011, the Company paid $5,000 and $10,000, respectively, to the CEO. Pursuant to a subordination agreement with COLF, the principal amount owed to the unrelated third party may be repaid from excess cash flows, as defined in such subordination agreement. In May 2011, the Company paid $179,000 of principal to the unrelated third party.

Under the terms of the Credit Agreement with COLF, the Company in October 2010 paid $685,000 to the Hy-Tech Sellers representing 50% of the outstanding loan amount, plus accrued interest.  Pursuant to a subordination agreement with COLF, the balance of $573,000 owed may be repaid from excess cash flows, as defined in such subordination agreement. Interest is accruing at a rate of 6% per annum.

At June 30, 2011, there were no foreign currency forward contracts outstanding.

NOTE 11—RELATED PARTY TRANSACTIONS

The president of one of our subsidiaries is part owner of one of the subsidiary’s vendors. During the three and six-month periods ended June 30, 2011, we purchased approximately $444,000 and $674,000, respectively, of product from this vendor. During the three and six-month periods ended June 30, 2010, we purchased approximately $222,000 and $426,000, respectively, of product from this vendor.

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

Three months ended June 30, 2011	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$14,164,000	$9,459,000	$4,705,000

Segment operating income	$2,396,000	$1,477,000	$919,000
General corporate expense	(1,370,000)
Interest expense – net	(198,000)
Income from continuing operations before income taxes	$828,000

Segment assets	$44,156,000	$32,687,000	$11,469,000
Corporate assets	3,189,000
Total assets	$47,345,000

Long-lived assets, including $292,000 at corporate	$18,691,000	$13,907,000	$4,492,000

Three months ended June 30, 2010	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$13,320,000	$8,695,000	$4,625,000

Segment operating income	$1,941,000	$1,095,000	$846,000
General corporate expense	(1,335,000)
Interest expense – net	(337,000)
Income from continuing operations before income taxes	$269,000

Segment assets	$45,981,000	$35,684,000	$10,297,000
Corporate assets	3,418,000
Total assets	$49,399,000

Long-lived assets, including $382,000 at corporate	$20,063,000	$15,044,000	$4,637,000

Six months ended June 30, 2011	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$27,617,000	$19,179,000	$8,438,000

Segment operating income	$4,450,000	$3,094,000	$1,356,000
General corporate expense	(2,724,000)
Interest expense – net	(419,000)
Income from continuing operations before income taxes	$1,307,000

Segment assets	$44,156,000	$32,687,000	$11,469,000
Corporate assets	3,189,000
Total assets	$47,345,000

Long-lived assets, including $292,000 at corporate	$18,691,000	$13,907,000	$4,492,000

Six months ended June 30, 2010	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$24,467,000	$16,515,000	$7,952,000

Segment operating income	$3,209,000	$1,948,000	$1,261,000
General corporate expense	(2,921,000)
Interest expense – net	(726,000)
Loss from continuing operations before income taxes	$(438,000)

Segment assets	$45,981,000	$35,684,000	$10,297,000
Corporate assets	3,418,000
Total assets	$49,399,000

Long-lived assets, including $382,000 at corporate	$20,063,000	$15,044,000	$4,637,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of P&F Industries, Inc. and subsidiaries (“P&F”, or the  “Company”). P&F and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” and their opposites and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. Any forward-looking statements contained herein, including those related to the Company’s future performance, are based upon the Company’s historical performance and on current plans, estimates and expectations. All forward-looking statements involve risks and uncertainties. These risks and uncertainties could cause the Company’s actual results for the 2011 fiscal year and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company for a number of reasons, including those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

Business

The unaudited consolidated condensed financial statements contained herein include the accounts of P&F Industries, Inc. and its subsidiaries, other than as discussed in Note 2 to the Consolidated Condensed financial statements (“P&F”, or the “Company”). All significant intercompany balances and transactions have been eliminated.

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

Hy-Tech manufactures and distributes pneumatic tools and parts for industrial applications. Hy-Tech manufactures approximately sixty types of industrial pneumatic tools, most of which are sold at prices ranging from $300 to $7,000, under the names “ATP”, “Thaxton”, “THOR” and “Eureka”, as well as under the trade names or trademarks of other private label customers. This line of products includes grinders, drills, saws, impact wrenches and pavement breakers. Hy-Tech’s products are sold to distributors and private label customers through in-house sales personnel and manufacturers’ representatives. Users of Hy-Tech’s tools include refineries, chemical plants, power generation facilities, heavy construction industry, oil and mining companies and other large scale industrial applications. Hy-Tech’s products are sold off the shelf, and are also produced to customer’s orders. The business is not seasonal, but it may be subject to significant periodic changes resulting from scheduled shutdowns in refineries, power generation facilities and chemical plants.

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

Overview

Our business continued to improve during the second quarter of 2011, compared to the same period in 2010, as evidenced by a three-fold improvement of net income from continuing operations to $828,000 for the three-month period ended June 30, 2011 compared to $269,000 for the same period in 2010.  Of significance, it should be noted that all three operating subsidiaries were able to improve their respective gross margins by at least 3 percentage points for the second quarter of 2011 compared to the second quarter of 2010. These improvements are the result of improved capacity utilization, continued emphasis on the development and marketing of new products and the elimination of costs incurred during 2010, due to the liquidity-induced inventory crisis caused by our former banks.

KEY INDICATORS

Economic Measure

Much of our business is driven by the ebbs and flows of the general economic conditions in both the United States and, to a lesser extent, abroad.  Our Tools segment focuses on a wide array of customer types; it does not rely as much on specific economic measures or indicators. The Tools segment tends to track the general economic conditions of the United States, industrial production and general retail sales, all of which have, for the most part, indicated minimal improvement during the first six months of fiscal 2011, compared to the same time-frame in 2010.  The key economic measures for Hardware group, which consist of Nationwide only, is new housing starts and the home remodeling market.

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

Financial Measures

Key financial measures we use to evaluate the results of our business include: revenue; gross margin; selling, general and administrative expenses; earnings before interest, taxes, operating cash flows, capital expenditures; return on sales; return on assets; days sales outstanding and inventory turns. These measures are reviewed at monthly, quarterly and annual intervals and are compared to historical periods as well as established objectives. To the extent that these measures are relevant, they are discussed in the detailed sections for each operating segment below.

Critical Accounting Policies and Estimates

We prepare our consolidated condensed financial statements in accordance with accounting principles generally accepted in the United States of America, (“GAAP”). Certain of these accounting policies require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities, revenues and expenses. On an ongoing basis, we evaluate estimates, including those related to bad debts, inventory reserves, goodwill and intangible assets, deferred tax assets, warranty reserves and the Company’s judgments over its variable interest entities. We base our estimates on historical data and experience, when available, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

There have been no material changes in our critical accounting policies and estimates from those discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

RESULTS OF OPERATIONS

The table below provides an analysis of our net revenue for the three and six month periods ended June 30, 2011 and 2010:

Revenue

	Three-months Ended June 30,
	2011	2010	Variance	Variance
			$	%
Tools
Florida Pneumatic	$5,117,000	$5,115,000	$2,000	—%
Hy-Tech	4,342,000	3,580,000	762,000	21.3
Tools Total	9,459,000	8,695,000	764,000	8.8

Hardware
Nationwide	4,705,000	4,625,000	80,000	1.7
Hardware Total	4,705,000	4,625,000	80,000	1.7

Consolidated	$14,164,000	$13,320,000	$844,000	6.3%

	Six-months Ended June 30,
	2011	2010	Variance	Variance
			$	%
Tools
Florida Pneumatic	$10,691,000	$9,661,000	$1,030,000	10.7%
Hy-Tech	8,488,000	6,854,000	1,634,000	23.8
Tools Total	19,179,000	16,515,000	2,664,000	16.1

Hardware
Nationwide	8,438,000	7,952,000	486,000	6.1
Hardware Total	8,438,000	7,952,000	486,000	6.1

Consolidated	$27,617,000	$24,467,000	$3,150,000	12.9%

All revenues are generated in U.S. dollars and are not impacted by changes in foreign currency exchange rates.

Tools

When comparing the three-month periods ended June 30, 2011 and 2010, revenue reported by our Tools segment increased $764,000 or 8.8%. Specifically, Hy-Tech, which focuses on the industrial sector of the pneumatic tools market, improved its revenue $762,000 during the second quarter of 2011 compared to the same period in 2010. This improvement is due primarily to increased product demand within its distribution channels.   Hy-Tech’s ATP product lines (parts, tools and sockets) improved 23% and accounted for approximately 69% of the total increase. Additionally, revenue generated from the sale of products for the mining, construction and industrial manufacturing markets increased approximately 23% and accounted for approximately 11% of the total increase.  Further, Hy-Tech increased its revenue from one of its major customers by 35%, which accounted for more than 30% of the total increase.  However, revenue from its Thaxton product line declined, which adversely accounted for approximately 10%.  We believe that Hy-Tech’s relationships with its key customers, given the current economic conditions remain good. Florida Pneumatic’s revenue was essentially the same, increasing $2,000, when comparing the three-month periods ended June 30, 2011 and 2010.  An analysis of Florida Pneumatic’s second quarter of 2011 revenue include:  (i) revenue from its major retail customer decreased by $550,000, due to some promotional product orders not being placed in 2011, which were ordered during the second fiscal quarter of 2010, (ii) Florida Pneumatic continues to expand its product offering and marketing efforts in the higher margin, industrial/catalog product lines. As such, it was able to increase its industrial/catalog product lines revenue by $418,000, (iii) revenue from its automotive product line increased $92,000 and (iv) the aggregate revenue from Berkley, filters and OEM product lines improved during the second quarter of 2011 compared to the same period in 2010 by $42,000.  We believe that Florida Pneumatic’s relationships with its key customers, given the current economic conditions remain good.

Revenue for the Tools group increased $2,664,000 or 16.1% to $19,179,000 during the six-month period ended June 30, 2011, compared to $16,515,000 for the same six-month period in 2010.  Hy-Tech’s revenue increased $1,634,000, of which ATP revenue during the first half of 2011 increased $1,072,000, or 22%.  This increase is due primarily to stronger demand for the ATP product line within their distribution channels. Revenue also increased at one of its major customers by $430,000, or 39% over the six-month period in 2010.  Additionally, revenue generated from the sale of products for the mining, construction and industrial manufacturing markets increased approximately $211,000 or 28%. However, revenue from the sale of its Thaxton products, declined $79,000 or 31%, when comparing the six-month periods ended June 30, 2011 and 2010. During the first six months of 2011, revenue at Florida Pneumatic increased over the same period in 2010 by $1,030,000 or 10.7%. This improvement is the result of increases of $771,000 or 31% at its industrial/catalog sector, as well as an increase at its automotive product line of $160,000, or 37%.  Further, revenue also improved at their Berkley, filters and OEM product lines by an aggregate of $114,000 or 11%. Lastly, revenue for the six-month period ended June 30, 2011 from its major customer, which accounts for 53%, of Florida Pneumatic’s total revenue decreased a modest $15,000.  Promotional and specialty items declined $758,000 during the first six months of 2011 compared to the same period in the prior year, while its standard products increased $743,000 during the same time periods.

Hardware

Our Hardware revenue is comprised of the sales of fencing and gate hardware, kitchen and bath accessories, OEM products and patio hardware.

	Three-months Ended June 30,
	2011	2010	Variance	Variance
			$	%
Hardware
Fence and gate hardware	$3,324,000	$3,115,000	$209,000	6.7%
Kitchen & Bath	611,000	703,000	(92,000)	(13.1)
OEM	507,000	557,000	(50,000)	(9.0)
Patio	263,000	250,000	13,000	5.2
Total Hardware	$4,705,000	$4,625,000	$80,000	1.7%

	Six-months Ended June 30,
	2011	2010	Variance	Variance
			$	%
Hardware
Fence and gate hardware	$5,726,000	$4,964,000	$762,000	15.4%
Kitchen & Bath	1,371,000	1,523,000	(152,000)	(10.0)
OEM	874,000	1,006,000	(132,000)	(13.1)
Patio	467,000	459,000	8,000	1.7
Total Hardware	$8,438,000	$7,952,000	$486,000	6.1%

When comparing the three-month periods ended June 30, 2011 and 2010, fence and gate hardware continue to show improvement, posting a 6.7% increase, due primarily to increased customer base and new product releases during 2011.  However, Nationwide continues to encounter weak market conditions for its Kitchen & Bath faucet line, particularly in the recreational vehicle and modular home markets, as well as its OEM line.    Much of these declines are due to the ongoing weakness in new home construction as well as sluggish recreation vehicle sales across the country.  As a result of the aforementioned weak sectors, Nationwide’s new product development and market growth efforts will continue to focus on fence and gate hardware.  We believe that Nationwide’s relationships with its key customers, given the current economic conditions remain good.

Overall Hardware revenue for the six-month period ended June 30, 2011 improved 6.1% when compared to the same period in 2010, primarily driven by a 15.4% increase in Nationwide’s fence and gate hardware product line.  As noted above, Nationwide has been able to increase revenue in the fence and gate hardware line, through its efforts to expand both its customer base as well as its product line.  Despite strong marketing efforts put forth in the kitchen and bath and OEM product lines, Nationwide has encountered year to date declines of 10.0% and 13.1%, respectively.  Until such time when the overall general economy, in particular home construction and renovation materially improve and lower fuel prices return, which we believe could energize the recreational vehicle market, it is likely we will continue to see weak results in these two product lines.

Gross Margins / Profits

Gross profits for the three and six month periods ended June 30, 2011 and 2010:

Three months ended June 30,		Consolidated	Tools	Hardware
2011	Gross Profit	$5,480,000	$3,537,000	$1,943,000
	Gross Margin	38.7%	37.4%	41.3%

2010	Gross Profit	$4,690,000	$2,937,000	$1,753,000
	Gross Margin	35.2%	33.8%	37.9%

Six months ended June 30,		Consolidated	Tools	Hardware
2011	Gross Profit	$10,603,000	$7,248,000	$3,355,000
	Gross Margin	38.4%	37.8%	39.8%

2010	Gross Profit	$8,689,000	$5,644,000	$3,045,000
	Gross Margin	35.5%	34.2%	38.3%

Tools

Gross margins in the Tools segment for the three-month period ended June 30, 2011 increased 3.6 percentage points to 37.4% from 33.8% for the three-month period ended June 30, 2010. Gross profit for this segment increased $600,000 or 20.4%.  Specifically, when comparing the three-month periods ended June 30, 2011 and 2010, Florida Pneumatic’s gross margin increased 3.0 percentage points, with gross profit improving $153,000, and Hy-Tech’s gross margin improved 4.0 percentage points to 39.5% with gross margin increasing $447,000.  The improvement in gross margin at Florida Pneumatic is primarily due to greater revenue during the quarter of its higher margin industrial/ catalog product lines, compared to the same period in 2010.  The improvement in gross margin at Hy-Tech is also the result of product mix as well as improved cost of manufacturing.

When comparing the six-month periods ended June 30, 2011 and 2010, gross margin and gross profit improved by 3.6 percentage points and $1,604,000, respectively. Specifically, gross margins at Florida Pneumatic improved 2.3 percentage points to 35.7%, with gross profit increasing $588,000. The increase in the gross margin during the first six months of 2011 compared to the same period in 2010 is due primarily to the increase in revenue of the higher margin industrial/catalog product lines.  Hy-Tech increased its gross margin and gross profit for the first six months of 2011 compared to 2010 by 5.2 percentage points and $1,016,000, respectively, due primarily to product mix as well as improved cost of manufacturing.

Hardware

Gross margin and gross profit at the Hardware segment for the three-month period ended June 30, 2011 improved by 3.4 percentage points and $190,000, respectively, compared to the same period in 2010.  It should be noted that during 2010, banking issues with the lenders under our previous credit facility caused us to, among other things, delay certain inventory purchases, which in turn caused us to incur excessive in-bound air and sea freight costs as well as delay or cancel certain purchase orders.  As a result, Nationwide’s cost of goods sold during the second quarter of 2010 was adversely affected.

During the six-month period ended June 30, 2011, Nationwide’s gross margin and gross profit increased 1.5 percentage points and $310,000, respectively, when compared to the same period in 2010.  Gross margin improved to 39.8% for the six-month period ended June 30, 2011 from 38.3% reported for the same six-month period in 2010. Key factors contributing to these increases were lower overall in-bound freight in costs in 2011, compared to 2010, which was partially offset by higher product cost  in 2011.

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

For the three-month period ended June 30, 2011, our SG&A were $4,454,000, reflecting an increase of $370,000 or 9.1% when compared to $4,084,000 for the three-month period ended June 30, 2010. As a percentage of revenue, our SG&A was 31.4% for the three-month period ended June 30, 2011, compared to 30.7% for the same period in the prior year.  Significant line items contributing to the net change were expenses such as commissions, freight out, travel and entertainment, advertising and warranty costs aggregating $68,000, which increased primarily due to higher revenue.  Additionally, compensation, which includes wages, accrued performance-based bonus incentives, associated payroll taxes and employee benefits increased $433,000, due in part to the reinstatement in January 2011 of wage and benefit reductions that were put in effect in April 2009.  Depreciation and amortization costs also increased $46,000, due primarily to amortizing certain costs incurred in connection with the credit agreement entered into with COLF in October 2010. These increases were partially offset by decreases in legal and other professional fees aggregating $176,000. Primarily during the first six months of 2010, we incurred legal and other professional fees in an effort to resolve a matter which resulted from actions taken in early 2010 by our former banks.

Our SG&A for the six-month period ended June 30, 2011 were $8,877,000, reflecting an increase of $476,000 or 5.7% when compared to $8,401,000 incurred during the same period in 2010.  As a percentage of revenue SG&A for the six-month period ended June 30, 2011 was 32.1% compared to 34.3% during the same period in 2010. As the result of our revenue increasing $3,150,000 our variable expenses, which includes expenses such as commissions, freight out, travel and entertainment, advertising and warranty costs increased an aggregate amount of $192,000. Additionally, compensation, which includes wages, accrued performance-based bonus incentives, associated payroll taxes and employee benefits increased $784,000, due in part to the reinstatement in January 2011 of wage and benefit  reductions that were put in effect in April 2009. Depreciation and amortization costs also increased $90,000, due primarily to amortizing certain costs incurred in connection with the credit agreement entered into with COLF in October 2010. These increases were partially offset by decreases in legal and other professional fees aggregating $622,000. Primarily during the first six months of 2010, we incurred legal and other professional fees in an effort to resolve a matter which resulted from actions taken in early 2010 by our former banks.

Interest

Our net interest expense of $198,000 for the three-month period ended June 30, 2011 reflects a decrease of $139,000 or 41.2%, when compared to net interest expense of $337,000 incurred for the same period in the prior year. The most significant item included in interest expense this quarter was a reduction in our short term revolver borrowings during the comparative three-month periods.  The average balance of short term borrowings during the three-month periods ended June 30, 2011 and 2010 were $8,464,000 and $13,026,000, respectively. This reduction in borrowings along with lower interest rates resulted in interest expense attributable to short term borrowing decreasing $108,000 to $84,000 during the three-month period ended June 30, 2011, from $192,000 incurred during the same period in 2010.  During the three-month period ended June 30, 2011 we paid $89,000 in interest applicable to the term loan obligation to COLF. This reflects an increase of $24,000 when compared to the interest paid on the term loan to our former banks during the same three-month period in 2010. During the second quarter of 2010, we received a tax refund of $3,455,000, of which $1,989,000 was used to pay down this term loan.  Additionally, in connection with our entering into the Credit Agreement in October 2010 with COLF, we paid, in their entirety, the two mortgages with Wachovia Bank, pertaining to the premises in Jupiter and Tampa Florida.  Thus, there is no mortgage interest expense incurred during the three-month period ended June 30, 2011, compared to $21,000 in the same period in 2010.  Other items included in our interest expense include approximately $12,000 of interest attributable to the sellers of Hy-Tech and $13,000 of accrued interest on the loan from our CEO and an unrelated third party.

Interest expense for the six-month period ended June 30, 2011 was $419,000, compared to $726,000 for the same period in 2010, resulting in a decrease of $307,000.  Interest on our short term borrowings during the six-month periods ended June 30, 2011 and 2010 were $188,000 and $432,000, respectively. This reduction of $244,000 is due to lower interest rates in 2011 compared to interest rates in effect during the same period in 2010, as well as lower average short term borrowings. Additionally, as noted above, we paid in their entirety, two mortgages in October 2010. As a result, there was no interest expense in 2011 attributable to these mortgages, whereas we incurred $43,000 during the six-month period ended June 30, 2010.  Interest expense on our term loan was $180,000, compared to $161,000 in the same period in 2010. Other items included in our interest expense include approximately $23,000 of accrued interest attributable to the sellers of Hy-Tech and $28,000 of accrued interest on the loan from our CEO and an unrelated third party.

Income Taxes

We had an effective tax rate of zero applied to our income from continuing operations for the three and six-month periods ended June 30, 2011 due to the utilization of net operating loss carry-forwards that can be applied to current year income. We currently believe that the zero effective tax rate will be applied for the remainder of 2011.

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

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	June 30, 2011	December 31, 2010
Working Capital of continuing operations	$13,404,000	$11,750,000
Current Ratio of continuing operations	2.06 to 1.0	1.77 to 1.0
Shareholders’ Equity	$27,764,000	$26,399,000

SHORT-TERM BORROWINGS

P&F along with Florida Pneumatic, Hy-Tech and Nationwide, entered into a Credit Agreement, with COLF. The Credit Agreement, entered into in October 2010, has a three-year term, with maximum borrowings of $22,000,000.  The Credit Agreement provides for a Revolver with a maximum borrowing of $15,910,000.  At June 30, 2011 and December 31, 2010, the balances owing on the Revolver were $6,798,000 and $9,996,000, respectively.  Direct borrowings under the Revolver are secured by our accounts receivable, mortgages on real property located in Cranberry, PA, Jupiter, FL and Tampa, FL,  inventory and equipment and are cross-guaranteed by certain of our subsidiaries (the “Subsidiary Guarantors”).  Revolver borrowings bear interest at LIBOR or the Base Rate, as defined in the Credit Agreement, plus the currently applicable margin rates. Beginning April 1, 2011, the loan margins applicable to borrowings on the Revolver are determined based upon the computation of total funded borrowings from COLF divided by EBITDA. Applicable loan margins will range from 3.25% to 4.00% for LIBOR borrowings and from 2.25% to 3.00% for borrowings at the Base Rate.  Loan margins added to Revolver borrowings at June 30, 2011 were 3.25% and 2.25%, respectively for borrowings at LIBOR and the Base Rate.   Loan margins added to Revolver borrowings at December 31, 2010 were 3.75% and 2.75%, respectively for borrowings at LIBOR and the Base Rate.

We also incur an unused line fee ranging from one-half percent (0.50%) to three-quarters percent (0.75%), depending on the percentage of the Revolver to the Credit Facility. Should we terminate the Credit Facility prior to maturity, the Credit Agreement provides for a prepayment fee of one percent (1.00%) of the total Credit Facility if terminated during the first year and one-half percent (0.50%) if terminated during the second year.   We are also required to provide, among other things, monthly financial statements and monthly borrowing base certificates.  We are subject to various financial covenants, which we remain in compliance with. If an event of default occurs under this Credit Agreement, the interest rate would increase by two percent per annum. Once cured, the two percent premium would be suspended.

LONG-TERM DEBT

The Credit Agreement also contains a $6,090,000 term loan (the “Term Loan”), which is secured by our accounts receivable, mortgages on the Company’s real property located in Cranberry, PA, Jupiter, FL and Tampa, FL, inventory and equipment and are cross-guaranteed by the Subsidiary Guarantors.  The Term Loan amortizes $33,833 each month with a balloon payment at maturity of the Credit Agreement.  The balance due on the Term Loan at June 30, 2011 and December 31, 2010 was $5,853,000 and $6,056,000, respectively.  The Credit Agreement requires the Company to make prepayments of 25% of excess annual cash flow, as defined in the Credit Agreement, or in the event of a sale of any real estate assets. Term Loan borrowings bear interest at LIBOR or the Base Rate plus the currently applicable margin rates, which at June 30, 2011 and December 31, 2010 were 5.75% and 4.75%, respectively.

In April 2010, as part of an amendment to a prior credit agreement with different banks, we were required to obtain a subordinated loan of $750,000. This subordinated loan was, in the aggregate, provided by our CEO, in the amount of $250,000, and another unrelated party, in the amount of $500,000 and is due October 25, 2013.  These subordinated loans bear interest at 8% per annum and have been paid through June 30, 2011. Pursuant to a subordination agreement with COLF, the amount owed to the unrelated third party may be repaid from excess cash flows, as defined in such subordination agreement.  In May 2011, we paid $179,000 to the unrelated third party.

Under the terms of the Credit Agreement with COLF, in October 2010, we paid $685,000 to the Hy-Tech Sellers representing 50% of the outstanding loan amount, plus accrued interest.  Pursuant to the subordination agreement with COLF, the balance of $573,000 plus interest owed may be repaid from excess cash flows, as is defined in such subordination agreement. Interest accrues at a rate of 6% per annum.

At June 30, 2011, there were no foreign currency forward contracts outstanding.

Our total bank debt at June 30, 2011 was $12,651,000, compared to $16,052,000 at December 31, 2010. The percent of total debt to total book capitalization (total bank and other debt divided by total bank and other debt plus equity) was 33.2% at June 30, 2011, compared to 39.7% at December 31, 2010.

We had net cash of $3,806,000 provided by operating activities of continuing operations for the six-month period ended June 30, 2011, compared to $7,476,000 during the same period in the prior year.  We note that during the six-month period ended June 30, 2010, we received approximately $3,455,000 in income tax refunds.

We incurred $443,000 for capital expenditures during the six-month period ended June 30, 2011, compared to $99,000 during the six-month period ended June 30, 2010.  Capital expenditures for the balance of 2011 relating to new products, expansion of existing product lines and replacement of equipment are expected to be approximately $350,000, a portion of which may be financed through our credit facilities or financed through independent third party financial institutions.

We believe that cash derived from operations and cash available through borrowings, if necessary, allowable under the terms of the Credit Agreement will be sufficient to allow us to meet our working capital needs through December 31, 2011.

OFF-BALANCE SHEET ARRANGEMENTS

In accordance with ASC 810, as of June 30, 2010, we deconsolidated WMC and therefore do not include its financial position in the Company’s consolidated condensed financial statements. We believe neither the Company nor any of its subsidiaries other than WMC are legally responsible for any of the liabilities belonging to WMC.  Until such time when these obligations have been resolved, either directly with the creditors, discharged by a court of law, or otherwise eliminated, WMC is required to maintain these obligations on its books, which at June 30, 2011 and December 31, 2010 were approximately $6.4 million and $12.1 million, respectively.  We will, as required by ASC 810, reevaluate the facts and circumstances regarding whether or not we should continue not to consolidate WMC at each reporting period.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends the current fair value measurement and disclosure guidance of ASC Topic 820 “Fair Value Measurement” to include increased transparency around valuation inputs and investment categorization. The guidance provided in ASU No. 2011-04 is effective prospectively for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of these provisions to have a material impact on its condensed consolidated statements of operations and balance sheets.

Item 3.       Quantitative And Qualitative Disclosures About Market Risk

Not required.

Item 4.       Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed, under the supervision of, and with the participation of, our management including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities and Exchange Act of 1934). Based on that evaluation, our management, including the Principal Executive Officer and Principal Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2011. Accordingly, management believes that the consolidated condensed financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

P&F management is responsible for establishing and maintaining effective internal controls. Because of inherent limitations, internal controls may not prevent or detect misstatements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the control system’s objectives will be met. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the three-month period ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Old Stairs Co LLC (formerly known as WM Coffman LLC) (“WMC”), an indirect wholly owned subsidiary of P&F Industries, Inc. (the “Registrant”), entered into a Settlement of Claims and Mutual General Releases (the “Release Agreement”) dated August 3, 2011 with AGNL Coffman, L.L.C. (“AGNL”),  the former landlord of a facility rented by Old Stairs. Additional parties to the Release Agreement are the Registrant and certain of its other subsidiaries set forth in the Release Agreement (the “Other Subsidiaries”).

Pursuant to the Release Agreement, among other things:

1. On August 9, 2011, WMC paid $172,000 to AGNL and the Release Agreement became effective;

2. AGNL agreed to release and forever discharge WMC, the Registrant, the Other Subsidiaries and such other related parties set forth in the Release Agreement from all of their respective known or unknown claims, liabilities and obligations. Immediately prior to the effectiveness of the Release Agreement, WMC’ books and records showed approximately $4.3 million of total liabilities owing to AGNL;

3. WMC, the Registrant and the Other Subsidiaries agreed to release and forever discharge AGNL and such other related parties set forth in the Release Agreement from all of their respective known or unknown claims, liabilities and obligations.

The financial position and results of operations of WMC are not consolidated with the financial position of the Registrant, therefore, the Release Agreement has no effect on the consolidated condensed financial statements of the Registrant.

Item 6.	Exhibits

See “Exhibit Index” immediately following the signature page.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P&F INDUSTRIES, INC.
(Registrant)

	By	/s/ Joseph A. Molino, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: August 12, 2011		(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit

10.1	Agreement Settling Claims and Exchanging Mutual Releases, dated May 5, 2011, among Old Stairs Co LLC, the Registrant, Richard A. Horowitz, Christopher Kliefoth and Xiaman We Yu Wood Products Co., Ltd.

31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data.

A copy of any of the foregoing exhibits to this Quarterly Report on Form 10-Q may be obtained, upon payment of the Registrant’s reasonable expenses in furnishing such exhibit, by writing to P&F Industries, Inc., 445 Broadhollow Road, Suite 100, Melville New York 11747, Attention: Corporate Secretary.