Form 10-Q
period 2011-09-30
P&F INDUSTRIES INC
filed 2011-11-14
CIK 75340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

As of November 11, 2011 there were 3,614,562 shares of the registrant’s Class A Common Stock, par value $1, outstanding.

 P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

 TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Consolidated Condensed Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	3

	Consolidated Condensed Statements of Income for the three and nine months ended September 30, 2011 and 2010 (unaudited)	5

	Consolidated Condensed Statement of Shareholders’ Equity for the nine months ended September 30, 2011 (unaudited)	6

	Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited)	7

	Notes to Consolidated Condensed Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4	Controls and Procedures	27

PART II — OTHER INFORMATION		28

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS

Cash	$500,000	$874,000
Accounts receivable — net	8,819,000	6,986,000
Inventories – net	17,741,000	18,430,000
Deferred income taxes — net	233,000	233,000
Prepaid expenses and other current assets	748,000	417,000
Current assets of discontinued operations	23,000	23,000
TOTAL CURRENT ASSETS	28,064,000	26,963,000

PROPERTY AND EQUIPMENT
Land	1,550,000	1,550,000
Buildings and improvements	7,497,000	7,480,000
Machinery and equipment	16,797,000	16,340,000
	25,844,000	25,370,000
Less accumulated depreciation and amortization	14,708,000	13,599,000
NET PROPERTY AND EQUIPMENT	11,136,000	11,771,000

GOODWILL	5,150,000	5,150,000

OTHER INTANGIBLE ASSETS — net	2,037,000	2,300,000

DEFERRED INCOME TAXES — net	1,874,000	1,874,000

OTHER ASSETS — net	618,000	837,000

TOTAL ASSETS	$48,879,000	$48,895,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES

Short-term borrowings	$5,721,000	$9,996,000
Accounts payable	3,168,000	1,673,000
Accrued liabilities	3,923,000	3,115,000
Current liabilities of discontinued operations	32,000	27,000
Current maturities of long-term debt	979,000	406,000
TOTAL CURRENT LIABILITIES	13,823,000	15,217,000

Long–term debt, less current maturities	5,711,000	6,973,000
Liabilities of discontinued operations	296,000	306,000

TOTAL LIABILITIES	19,830,000	22,496,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued - 3,956,562 at September 30, 2011 and December 31, 2010	3,956,000	3,956,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	10,861,000	10,718,000
Retained earnings	17,187,000	14,680,000
Treasury stock, at cost – 342,000 shares at September 30, 2011 and December 31, 2010	(2,955,000)	(2,955,000)

TOTAL SHAREHOLDERS’ EQUITY	29,049,000	26,399,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$48,879,000	$48,895,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

	Three months		Nine months
	ended September 30,		ended September 30,
	2011	2010	2011	2010

Net revenue	$15,050,000	$14,267,000	$42,667,000	$38,734,000
Cost of sales	9,681,000	9,526,000	26,695,000	25,304,000
Gross profit	5,369,000	4,741,000	15,972,000	13,430,000
Selling, general and administrative expenses	4,581,000	3,845,000	13,458,000	12,246,000
Operating income	788,000	896,000	2,514,000	1,184,000
Interest expense	170,000	264,000	589,000	990,000
Income from continuing operations before income taxes	618,000	632,000	1,925,000	194,000
Income taxes	57,000	—	57,000	—
Income from continuing operations	561,000	632,000	1,868,000	194,000

Income (loss) from discontinued operations (net of tax expense of $13,000 for the three and nine-month periods ended September 30, 2011; net of zero taxes for the three and nine month periods ended September 30, 2010.)	667,000	(49,000)	639,000	338,000

Net income	$1,228,000	$583,000	$2,507,000	$532,000

Basic earnings (loss) per share
Continuing operations	$0.16	$0.17	$0.52	$0.05
Discontinued operations	0.18	(0.01)	0.17	0.09
Net earnings per common share	$0.34	$0.16	$0.69	$0.14

Diluted earnings (loss) per share
Continuing operations	$0.15	$0.17	$0.51	$0.05
Discontinued operations	0.18	(0.01)	0.17	0.09
Net earnings per common share	$0.33	$0.16	$0.68	$0.14

Average common shares outstanding:

Basic	3,615,000	3,615,000	3,615,000	3,615,000

Diluted	3,723,000	3,615,000	3,701,000	3,615,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

		Class A Common Stock, $1 Par		Additional paid-in	Retained	Treasury stock
	Total	Shares	Amount	capital	earnings	Shares	Amount

Balance, January 1, 2011	$26,399,000	3,956,000	$3,956,000	$10,718,000	$14,680,000	342,000	$(2,955,000)

Net income	2,507,000				2,507,000
Stock-based compensation	143,000			143,000

Balance, September 30, 2011	$29,049,000	3,956,000	$3,956,000	$10,861,000	$17,187,000	342,000	$(2,955,000)

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,
	2011	2010
Cash Flows from Operating Activities
Net income	$2,507,000	$532,000

Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Income from discontinued operations	(639,000)	(338,000)
Non-cash charges:
Depreciation and amortization	1,204,000	1,239,000
Amortization of other intangible assets	263,000	263,000
Amortization of other assets	214,000	57,000
Provision for bad debt (recovery) losses on accounts receivable	(16,000)	32,000
Stock-based compensation	143,000	87,000
Loss on sale of fixed assets	—	2,000
Changes in operating assets and liabilities:
Accounts receivable	(1,817,000)	(1,475,000)
Inventories	689,000	1,040,000
Income tax refund receivable	—	3,270,000
Prepaid expenses and other current assets	(331,000)	(347,000)
Other assets	5,000	(28,000)
Accounts payable	1,495,000	2,349,000
Income taxes payable	90,000	—
Accrued liabilities	718,000	1,396,000
Total adjustments	2,018,000	7,547,000
Net cash provided by operating activities of continuing operations	4,525,000	8,079,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,
	2011	2010
Cash Flows from Investing Activities:
Capital expenditures	$(570,000)	$(154,000)
Proceeds from disposal of fixed assets	1,000	—
Net cash used in investing activities	(569,000)	(154,000)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	27,255,000	—
Repayments of short-term borrowings	(31,530,000)	(5,000,000)
Term loan advances	—	957,000
Repayments of term loan	(304,000)	(4,280,000)
Principal payments on long-term debt	—	(604,000)
(Repayments of) proceeds from notes payable	(385,000)	750,000
Bank financing costs	—	(300,000)
Net cash used in financing activities	(4,964,000)	(8,477,000)

Cash Flows from Discontinued Operations:
Operating activities	634,000	436,000
Investing activities	—	—
Financing activities	—	—
Net cash provided by Discontinued Operations	634,000	436,000

Net decrease in cash	(374,000)	(116,000)
Cash at beginning of period	874,000	546,000
Cash at end of period	$500,000	$430,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$615,000	$914,000
Income taxes	$8,000	$27,000

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

On May 13, 2011, the Company filed a Quarterly Report on Form 10-Q/A, for the three month period ended September 30, 2010, which amended Items 1, 2, and 4 of Part I and Item 6 of Part II of the Company’s Quarterly Report on Form 10-Q previously filed for such period. This restatement resulted in the following adjustments:

Consolidated condensed balance sheet
As at September 30, 2010
Adjustments
Total current assets	$(105,000)
Total assets	$155,000

Total current liabilities	$(12,612,000)
Total liabilities	$(12,612,000)

Retained earnings	$12,767,000
Total shareholders’ equity	$12,767,000
Total liabilities and shareholders’ equity	$155,000

Consolidated condensed statement of operations
For the three and nine month periods ended September 30, 2010
	Three-month period	Nine-month period

(Loss) income from discontinued operations (no tax benefits for the three and nine-month periods ended September 30, 2010)	$(249,000)	$12,767,000
Net (loss) income	$(249,000)	$12,767,000

Basic and diluted (loss) earnings per share
Discontinued operations	$(0.07)	$3.53
Net (loss) income	$(0.07)	$3.53

Consolidated condensed statement of shareholders’ equity
As at September 30, 2010
Adjustments
Net Income	$12,767,000
Balance, September 30, 2010	$12,767,000

Principles of Consolidation

The unaudited consolidated condensed financial statements contained herein include the accounts of P&F Industries, Inc. and its subsidiaries, other than as discussed in Note 2 (“P&F” or the “Company”). The words “we”, “our” and “us” also refer to the Company.  All significant intercompany balances and transactions have been eliminated.

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

Countrywide also conducted a stair parts business until June 7, 2010, through an indirect wholly-owned subsidiary, WM Coffman, LLC (now known as Old Stairs Co LLC) (“WMC”).  See Note 2 below for further discussion.

Management Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in those financial statements.  Certain significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, accounts receivable, inventory, goodwill, intangible assets, other long-lived assets, income taxes, deferred taxes, warranty liability and judgments on the Company’s variable interest entity (“VIE”) reporting requirements.  Descriptions of these policies are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate.  Illiquid credit markets and declines in consumer spending have, among other things, combined to increase the uncertainty inherent in many of such estimates and assumptions.  As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions.  Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Recently Adopted Accounting Standards

During the three-month period ended September 30, 2011, the Company did not adopt any new accounting standards.

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

The Company determined that at September 30, 2011, WMC met the criteria to qualify as a VIE under ASC 810. The Company then examined the facts and circumstances pertaining to WMC to determine if it is the primary beneficiary, by considering whether or not it has the power to direct the most significant activities of the entity. The Company has concluded that it does not direct the most significant activities at WMC, nor does it have an obligation to absorb losses or the right to receive benefits from WMC and, therefore, is not considered the primary beneficiary. Accordingly, the Company did not consolidate WMC.

The Company will perform an ongoing reassessment of the facts and circumstances pertaining to WMC to determine whether or not WMC continues to be a VIE and if so, whether or not the Company may have become the primary beneficiary.

NOTE 3 — EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is based only on the weighted average number of shares of common stock outstanding for the periods. Diluted earnings (loss) per common share reflect the effect of shares of weighted common stock issuable upon the exercise of options, unless the effect on earnings is antidilutive.

Diluted earnings (loss) per common share is computed using the treasury stock method. Under this method, the aggregate number of shares of common stock outstanding reflects the assumed use of proceeds from the hypothetical exercise of any outstanding options to purchase shares of the Company’s Class A Common Stock. The average market value for the period is used as the assumed purchase price.

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:
For basic and diluted earnings (loss) per common share:
Income from continuing operations	$561,000	$632,000	$1,868,000	$194,000
Income (loss) from discontinued operations	667,000	(49,000)	639,000	338,000
Net income for basic and diluted earnings per share	$1,228,000	$583,000	$2,507,000	$532,000

Denominator:
For basic earnings (loss) per share weighted average common shares outstanding	3,615,000	3,615,000	3,615,000	3,615,000
Dilutive securities (1)	108,000	—	86,000	—
Denominator for diluted earnings (loss) per share weighted average common shares outstanding	3,723,000	3,615,000	3,701,000	3,615,000

(1)	Dilutive securities consist of “in the money options”.

During the three and nine-month periods ended September 30, 2011 and 2010, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Class A Common Stock for the period. These options are antidilutive and are excluded from the computation of earnings (loss) per share. The weighted average antidilutive stock options outstanding were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Weighted average antidilutive stock options outstanding	340,000	517,000	421,000	515,000

NOTE 4 - STOCK-BASED COMPENSATION

Stock-based Compensation

Total stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options.  Compensation expense attributable to stock-based compensation was $57,000 and $18,000 during the three-month periods ended September 30, 2011 and 2010, respectively, and was $143,000 and $87,000 for the nine-month periods ended September 30, 2011 and 2010, respectively.  The compensation expense is recognized in selling, general and administrative expenses on the Company’s statements of income on a straight-line basis over the vesting periods.  The Company recognizes compensation cost over the requisite service period. However, the exercisability of the respective non-vested options, which are at pre-determined dates on a calendar year, do not necessarily correspond to the period(s) in which straight-line amortization of compensation cost is recorded. As of September 30, 2011, the Company had approximately $259,000 of total unrecognized compensation cost related to non-vested awards granted under our stock-based plans, which we expect to recognize over a weighted-average period of 1.3 years.

The expected term was based on historical exercises and terminations. The volatility for the periods with the expected term of the options is determined using historical volatilities based on historical stock prices. The dividend yield is 0% as the Company has historically not declared dividends and does not expect to declare any in the near future.

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

The Company estimated the fair value of the 70,000 common stock options granted during the nine-month period ended September 30, 2011 using the following assumptions:

Risk-free interest rate	3.20%
Expected term (in years)	6.5 years
Volatility	61.99%
Dividend yield	0%
Weighted-average fair value of options granted	$2.80

The following is a summary of the changes in outstanding options during the nine month period ended September 30, 2011:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2011	585,624	$6.73	5.6	—
Granted	70,000	4.56	9.6	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, September 30, 2011	655,624	$6.50	5.4	$86,000

Vested, September 30, 2011	457,624	$7.62	4.0	$6,000

The following is a summary of changes in non-vested shares for the nine months ended September 30, 2011, which the Company expects will vest in the future.

	Option Shares	Weighted Average Grant- Date Fair Value
Non-vested shares, January 1, 2011	165,333	$2.19
Granted	70,000	2.80
Vested	(37,333)	2.44
Forfeited	—	—
Non-vested shares, September 30, 2011	198,000	$2.36

The number of shares of Class A common stock reserved for stock options available for issuance under the Current Plan as of September 30, 2011 was 302,212. All of the options outstanding at September 30, 2011 were issued under the Current Plan.

NOTE 5 — RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.  ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated condensed financial statements.

NOTE 6 - ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:
	September 30, 2011	December 31, 2010
Accounts receivable	$9,028,000	$7,211,000
Allowance for doubtful accounts	(209,000)	(225,000)
	$8,819,000	$6,986,000

NOTE 7 — INVENTORIES

Inventories - net consist of:
	September 30, 2011	December 31, 2010
Raw material	$2,286,000	$1,932,000
Work in process	866,000	561,000
Finished goods	16,051,000	17,302,000
	19,203,000	19,795,000
Reserve for obsolete and slow-moving inventories	(1,462,000)	(1,365,000)
	$17,741,000	$18,430,000

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

During the nine month period ended September 30, 2011, there was no change to the carrying value of goodwill.

Other intangible assets were as follows:
	September 30, 2011			December 31, 2010
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships	$5,070,000	$3,499,000	$1,571,000	$5,070,000	$3,255,000	$1,815,000
Non-compete and employment agreements	760,000	760,000	—	760,000	760,000	—
Trademarks	199,000	—	199,000	199,000	—	199,000
Drawings	290,000	67,000	223,000	290,000	56,000	234,000
Licensing	105,000	61,000	44,000	105,000	53,000	52,000
Totals	$6,424,000	$4,387,000	$2,037,000	$6,424,000	$4,124,000	$2,300,000

Amortization expense for intangible assets subject to amortization was as follows:

Three months ended September 30,		Nine months ended September 30,
2011	2010	2011	2010
$88,000	$88,000	$263,000	$263,000

Amortization expense for each of the twelve-month periods ending September 30, 2012 through September 30, 2016 is estimated to be as follows: 2012 - $350,000 ; 2013 - $248,000 ; 2014 - $185,000; 2015 - $186,000 and 2016 - $177,000.  The weighted average amortization period for intangible assets was 8.3 years at September 30, 2011 and 8.6 years at December 31, 2010.

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

Changes in the Company’s warranty liability, included in other accrued liabilities, were as follows:

	Nine months ended September30,
	2011	2010
Balance, beginning of period	$250,000	$183,000
Warranties issued and changes in estimated pre-existing warranties	397,000	261,000
Actual warranty costs incurred	(387,000)	(188,000)
Balance, end of period	$260,000	$256,000

NOTE 10 — DEBT

SHORT-TERM BORROWINGS

P&F along with Florida Pneumatic, Hy-Tech and Nationwide, entered into a Credit Agreement, (“Credit Agreement”) with Capital One Leverage Finance Corporation, as agent (“COLF”). The Credit Agreement, entered into in October 2010, has a three-year term, with maximum borrowings of $22,000,000.  The Credit Agreement provides for a Revolving Credit Facility (“Revolver”) with a maximum borrowing of $15,910,000. At September 30, 2011 and December 31, 2010, the balances owing on the Revolver were $5,721,000 and $9,996,000, respectively.  Direct borrowings under the Revolver are secured by the Company’s accounts receivable, mortgages on the Company’s real property located in Cranberry, PA, Jupiter, FL and Tampa, FL,  inventory and equipment and are cross-guaranteed by certain of the Company’s subsidiaries (the “Subsidiary Guarantors”). Revolver borrowings bear interest at LIBOR (London InterBank Offered Rate) or the Base Rate, as defined in the Credit Agreement, plus the currently applicable margin rates. Beginning April 1, 2011, the loan margins applicable to borrowings on the Revolver are determined based upon the computation of total debt divided by earnings before interest, taxes, depreciation and amortization (“EBITDA”). Applicable loan margins will range from 3.25% to 4.00% for LIBOR borrowings and from 2.25% to 3.00% for borrowings at the Base Rate. Loan margins added to Revolver borrowings at September 30, 2011 were 3.25% and 2.25%, respectively, for borrowings at LIBOR and the Base Rate. Loan margins added to Revolver borrowings at December 31, 2010 were 3.75% and 2.75%, respectively, for borrowings at LIBOR and the Base Rate.

The Company incurs an unused line fee ranging from one-half percent (0.50%) to three-quarters percent (0.75%), depending on the percentage of the Revolver to the Credit Facility. Should the Company terminate the Credit Facility prior to maturity, the Credit Agreement provides for a prepayment fee of one percent (1.00%) of the total Credit Facility if terminated during the first year, and one-half percent (0.50%) if terminated during the second year.   The Company is also required to provide, among other things, monthly financial statements and monthly borrowing base certificates.  The Company is subject to various financial covenants, with which the Company remains in compliance. If an event of default occurs under this Credit Agreement, the interest rate would increase by two percent per annum until such event of default has been cured.

LONG-TERM DEBT

The Credit Agreement also contains a $6,090,000 term loan (the “Term Loan”), which is secured by the Company’s accounts receivable, mortgages on the Company’s real property located in Cranberry, PA, Jupiter, FL and Tampa, FL, inventory and equipment and are cross-guaranteed by the Subsidiary Guarantors.  The Term Loan amortizes $33,833 each month with a balloon payment at maturity of the Credit Agreement.  The balance due on the Term Loan at September 30, 2011 and December 31, 2010 was $5,752,000 and $6,056,000, respectively. With respect to the Term Loan, the Credit Agreement requires the Company to make prepayments of 25% of annual excess cash flow, as defined in the Credit Agreement, plus any net proceeds in the event of a sale of any real estate assets. Term Loan borrowings bear interest at LIBOR or the Base Rate plus the currently applicable margin rates, were 5.75% and 4.75%, which at September 30, 2011 and December 31, 2010, respectively.

In April 2010, as part of an amendment to the Company’s prior credit agreement, the Company was required to obtain subordinated loans of $750,000, the (“Subordinated Loans”). The Subordinated Loans were, provided by the Company’s Chief Executive Officer, President and Chairman of the Board of Directors, (“CEO”), in the amount of $250,000, and an unrelated party, in the amount of $500,000 and are due October 25, 2013. These Subordinated Loans bear interest at 8% per annum. For the three and nine-month periods ended September 30, 2011, the Company paid interest of $4,000 and $14,000, respectively, to the CEO.  As of the date of this filing, all interest earned through September 30, 2011 has been paid.  Pursuant to a subordination agreement with COLF, the principal amount owed to the unrelated third party may be repaid from excess cash flows, as defined in such subordination agreement. In August 2011, the Company paid $206,000 of principal to the unrelated third party.  As a result, the remaining balance due on the Subordinated Loan from the unrelated third party was $115,000.

Under the terms of the Credit Agreement with COLF, the Company, in October 2010, paid $685,000 to the sellers of Hy-Tech, representing 50% of the outstanding loan amount plus accrued interest.  Pursuant to a subordination agreement with COLF, the balance of $573,000 owed to the sellers of Hy-Tech as of September 30, 2011 may be repaid from excess cash flows, as defined in such subordination agreement.  This obligation incurs interest at 8% per annum.  See Note 14 below for further discussion.

At September 30, 2011, there were no foreign currency forward contracts outstanding.

NOTE 11—RELATED PARTY TRANSACTIONS

The president of one of our subsidiaries is part owner of one of the subsidiary’s vendors. During the three and nine-month periods ended September 30, 2011, we purchased approximately $253,000 and $928,000, respectively, of product from this vendor. During the three and nine-month periods ended September 30, 2010, we purchased approximately $156,000 and $582,000, respectively, of product from this vendor.  Amounts owing to this related party at September 30, 2011 and 2010 were $130,000 and $109,000, respectively.

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

Three months ended September 30, 2011	Consolidated	Tools	Hardware

Revenues	$15,050,000	$11,182,000	$3,868,000

Segment operating income	$2,242,000	$1,730,000	$512,000
General corporate expense	(1,454,000)
Interest expense – net	(170,000)
Income from continuing operations before income taxes	$618,000

Segment assets	$45,758,000	$35,284,000	$10,474,000
Corporate assets	3,121,000
Total assets	$48,879,000

Long-lived assets, including $238,000 at corporate	$18,323,000	$13,610,000	$4,475,000

Three months ended September 30, 2010	Consolidated	Tools	Hardware

Revenues	$14,267,000	$10,609,000	$3,658,000

Segment operating income	$1,978,000	$1,593,000	$385,000
General corporate expense	(1,082,000)
Interest expense – net	(264,000)
Income from continuing operations before income taxes	$632,000

Segment assets	$47,254,000	$36,516,000	$10,738,000
Corporate assets	3,597,000
Total assets	$50,851,000

Long-lived assets, including $355,000 at corporate	$19,617,000	$14,673,000	$4,589,000

Nine months ended September 30, 2011	Consolidated	Tools	Hardware

Revenues	$42,667,000	$30,361,000	$12,306,000

Segment operating income	$6,692,000	$4,824,000	$1,868,000
General corporate expense	(4,178,000)
Interest expense – net	(589,000)
Income from continuing operations before income taxes	$1,925,000

Segment assets	$45,758,000	$35,284,000	$10,474,000
Corporate assets	3,121,000
Total assets	$48,879,000

Long-lived assets, including $238,000 at corporate	$18,323,000	$13,610,000	$4,475,000

Nine months ended September 30, 2010	Consolidated	Tools	Hardware

Revenues	$38,734,000	$27,124,000	$11,610,000

Segment operating income	$5,187,000	$3,541,000	$1,646,000
General corporate expense	(4,003,000)
Interest expense – net	(990,000)
Income from continuing operations before income taxes	$194,000

Segment assets	$47,254,000	$36,516,000	$10,738,000
Corporate assets	3,597,000
Total assets	$50,851,000

Long-lived assets, including $355,000 at corporate	$19,617,000	$14,673,000	$4,589,000

NOTE 13 – DISCONTINUED OPERATIONS

On August 23, 2011, Embassy Industries, Inc. (“Embassy”), a wholly owned subsidiary of P&F, received a payment of approximately $702,000 (the “Payment”) relating to a dispute over the sale by Embassy of certain real property arising under the Contract of Sales (the “Agreement”) between Embassy and J. D’Addario & Company, Inc. (“D’Addario”), dated January 13, 2006, as amended.  The Payment was made pursuant to the Amended Judgment of the Supreme Court of the State of New York, Suffolk County, dated August 2, 2011 and entered August 4, 2011.  Accordingly, the Company has reported the receipt of these funds less related legal fees and other expenses as Income from discontinued operations.

Embassy is also seeking to appeal such decision insofar as it did not include an additional payment by D’Addario of pre-judgment interest at the New York statutory rate of nine percent, which would have aggregated approximately $225,000. Neither the P&F nor Embassy can predict whether such appeal will be granted and if such appeal is granted, what the outcome of such appeal would be.  As such, the Company has not accounted for this amount in these consolidated condensed financial statements.

NOTE 14 – SUBSEQUENT EVENT

With the approval of COLF, the Company and the sellers of Hy-Tech entered into a Termination of Promissory Note and Mutual Releases dated October 31, 2011 (the “Subordinated Debt Termination Agreement”), which was effective as of November 1, 2011.  Pursuant to the Subordinated Debt Termination Agreement, the Company paid $550,000 plus approximately $4,000 in accrued interest to sellers of Hy-Tech in full satisfaction of the approximately $573,000 in subordinated debt and accrual interest owed to the Hy-Tech Sellers and the parties terminated the related subordinated promissory note and exchanged releases. The Company will report a gain of $23,000 during the fourth quarter of 2011. At September 30, 2011, this obligation has been reclassified to current maturities of long-term debt.

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

Business

The unaudited consolidated condensed financial statements contained herein include the accounts of P&F Industries, Inc. and its subsidiaries, other than as discussed in Note 2 to the consolidated condensed financial statements (“P&F”, or the “Company”). The words “we”, “our” and “us” also refer to the Company.  All significant intercompany balances and transactions have been eliminated.

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

Overview

Our business continued to perform solidly in the third quarter of 2011.  Revenue increased over 5% in both the Tool and the Hardware segments.  In addition, our consolidated gross margins improved by 2.5% overall as we saw improved facility utilization due to volume increases, a better product mix and  a reduction of in-bound freight and other costs,  most notably at Nationwide.  However, we chose to apportion a part of the aforementioned improvement in gross profit to the restoration of the pay-rate reduction, and cancellation of certain employee benefits that went into effect in early 2009 and remained throughout 2010, as well as reinstate the performance-based bonus.  Thus, the resulting pre-tax profit of $618,000 for the third quarter of 2011 was similar to the $632,000 reported in the third quarter of 2010.  Finally, during the third quarter of 2011 we received approximately $702,000 less legal fees relating to a judgment in favor of Embassy Industries, Inc., a non-operating wholly-owned subsidiary.  This amount less legal fees is reported in discontinued operations.

KEY INDICATORS

Economic Measure

Much of our business is driven by the ebbs and flows of the general economic conditions in both the United States and, to a lesser extent, abroad.  Our Tools segment focuses on a wide array of customer types; it does not rely as much on specific economic measures or indicators. The Tools segment tends to track the general economic conditions of the United States, industrial production and general retail sales, all of which have, for the most part, indicated minimal improvement during the first nine months of fiscal 2011, compared to the same time-frame in 2010.  The key economic measures for the Hardware group, which consist of Nationwide only, is new housing starts and the home remodeling market, both of which continue to show little sign of improvement

Another key economic measure relevant to us is the cost of the raw materials in our products. Key materials include metals, especially various types of steel and aluminum. Also important is the value of the dollar in relation to the Taiwan dollar (“TWD”), as we purchase a significant portion of our products from Taiwan. Purchases from Chinese sources are made in U.S. dollars. However, if the Chinese currency, the Renminbi (“RMB”), was to be revalued against the dollar, there could be a significant negative impact on the cost of our products.

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

Financial Measures

Key financial measures we use to evaluate the results of our business include: revenue; gross margin; selling, general and administrative expenses; earnings before interest, taxes, depreciation, amortization (“EBITDA”), operating cash flows, capital expenditures; return on sales; return on assets; days sales outstanding and inventory turns. These measures are reviewed at monthly, quarterly and annual intervals and are compared to historical periods as well as established objectives. To the extent that these measures are relevant, they are discussed in the detailed sections for each operating segment below.

Critical Accounting Policies and Estimates

We prepare our consolidated condensed financial statements in accordance with accounting principles generally accepted in the United States of America, (“GAAP”). Certain of these accounting policies require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities, revenues and expenses. On an ongoing basis, we evaluate estimates, including those related to bad debts, inventory reserves, goodwill and intangible assets, deferred tax assets, warranty reserves and judgments on the Company’s variable interest entity (“VIE”) reporting requirements . We base our estimates on historical data and experience when available, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

There have been no material changes in our critical accounting policies and estimates from those discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

RESULTS OF OPERATIONS

The table below provides an analysis of our net revenue for the three and nine-month periods ended September
 30, 2011 and 2010:

Net Revenue

	Three months Ended September 30,
	2011	2010	Variance	Variance
			$	%
Tools
Florida Pneumatic	$7,172,000	$7,241,000	$(69,000)	(1.0)%
Hy-Tech	4,010,000	3,368,000	642,000	19.1
Tools Total	11,182,000	10,609,000	573,000	5.4

Hardware
Nationwide	3,868,000	3,658,000	210,000	5.7
Hardware Total	3,868,000	3,658,000	210,000	5.7

Consolidated	$15,050,000	$14,267,000	$783,000	5.5%

	Nine months Ended September 30,
	2011	2010	Variance	Variance
			$	%
Tools
Florida Pneumatic	$17,863,000	$16,902,000	$961,000	5.7%
Hy-Tech	12,498,000	10,222,000	2,276,000	22.3
Tools Total	30,361,000	27,124,000	3,237,000	11.9

Hardware
Nationwide	12,306,000	11,610,000	696,000	6.0
Hardware Total	12,306,000	11,610,000	696,000	6.0

Consolidated	$42,667,000	$38,734,000	$3,933,000	10.2%

All revenues are generated in U.S. dollars and are not impacted by changes in foreign currency exchange rates.

Tools

Revenue reported by our Tools segment during the three-month period ended September 30, 2011 increased $573,000, when compared to the same period in 2010. Specifically, Hy-Tech, which focuses on the industrial sector of the pneumatic tools market, increased revenue $642,000 during the third quarter of 2011 compared to the same period in 2010. This improvement is due primarily to increased product demand within its distribution channels.   Of note, Hy-Tech’s ATP product lines (parts, tools and sockets), which accounted for approximately 70% of its revenue during the third quarter of 2011, improved 17%, when compared to the same three month period in 2010.  Additionally, revenue generated from its sale of products that focus on mining, construction and industrial manufacturing markets, which accounted for approximately 13% of third quarter of 2011 revenue, increased approximately 26% over the same period in 2010.  Further, revenue from a major customer of Hy-Tech, which for the three-month period ended September 30, 2011 accounted for approximately 16% of its revenue,  increased 37% when compared to the same period a year ago.  Revenue from its Thaxton product line decreased approximately 23% however, Thaxton accounted for only 2% of Hy-Tech’s revenue during this quarter.  We believe that Hy-Tech’s relationships with its key customers, given the current economic conditions remain good.

Florida Pneumatic’s revenue declined $69,000, or less than 1.0% when comparing the three-month periods ended September 30, 2011 and 2010. Revenue from its major retail customer decreased $748,000, due mostly to promotional product orders not being placed in 2011, which were ordered during the third fiscal quarter of 2010. However, the decline was partially offset by an increase in revenue of $501,000, generated though its on-going expansion of its higher margin, industrial/catalog product lines.  Additionally, revenue from its automotive product line increased $103,000.  Lastly, the aggregate revenue from Berkley, filters and OEM product lines improved during the third quarter of 2011 compared to the same period in 2010 by $74,000.  We believe that Florida Pneumatic’s relationships with its key customers, given the current economic conditions, remain good.

Revenue for the Tools group increased to $30,361,000 during the nine-month period ended September 30, 2011, compared to $27,124,000 for the same nine-month period in 2010.  Hy-Tech’s revenue during the nine-month period ended September 30, 2011 increased $2,276,000, or 22.3%, of which ATP revenue increased 21%.  As noted above, this increase during the nine-month period ended September 30, 2011 has been due primarily to the strong demand for the ATP products within the distribution channels. Revenue also increased at one of its major customers 38% over the nine-month period in 2010.  This improved year-to-date revenue attributable to this customer is due in part to their need to increase their product offerings and service level to their global business partners.  Additionally, revenue generated from the sale of products for the mining, construction and industrial manufacturing markets increased approximately 27%. However, revenue from the sale of its Thaxton products, which for the nine-month period ended September 30, 2011 accounted for approximately 2% of its revenue, declined 29%, when compared to the nine-month period ended September 30, 2010.

During the first nine months of 2011, revenue at Florida Pneumatic increased over the same period in 2010 by $961,000 or 5.7%. This improvement is primarily the result of an increase of $1,272,000 or 33% at its higher margin industrial/catalog sector, which, for the nine-month period ended September 30, 2011 accounted for approximately 29% of Florida Pneumatics’ revenue, compared to approximately 23% during the same nine-month period in the prior year. Additionally, revenue increased by 40% at Florida Pneumatic’s automotive product line for the nine-month period ended September 30, 2011 compared to the same period a year ago.   Further, revenue also improved at its Berkley, filters and OEM product lines by an aggregate of 12%. However, revenue from its major customer during the nine-month period ended September 30, 2011 decreased 7%, due mostly to reduced levels of orders for promotional and specialty items compared to the same period in 2010.  However, there was an increase in the number of orders for basic items from this customer. This customer accounts for approximately 57% of Florida Pneumatic’s total revenue.

Hardware

Our Hardware revenue is comprised of the sales of fencing and gate hardware, kitchen and bath accessories, OEM products and patio hardware.

	Three months Ended September 30,
	2011	2010	Variance	Variance
			$	%
Hardware
Fence and gate hardware	$2,545,000	$2,348,000	$197,000	8.4%
Kitchen & bath	685,000	606,000	79,000	13.0
OEM	420,000	517,000	(97,000)	(18.8)
Patio	218,000	187,000	31,000	16.6
Total Hardware	$3,868,000	$3,658,000	$210,000	5.7%

	Nine months Ended September 30,
	2011	2010	Variance	Variance
			$	%
Hardware
Fence and gate hardware	$8,270,000	$7,312,000	$958,000	13.1%
Kitchen & bath	2,056,000	2,129,000	(73,000)	(3.4)
OEM	1,295,000	1,523,000	(228,000)	(15.0)
Patio	685,000	646,000	39,000	6.0
Total Hardware	$12,306,000	$11,610,000	$696,000	6.0%

When comparing the three-month periods ended September 30, 2011 and 2010, fence and gate hardware continues to show improvement, posting an 8.4% increase, due primarily to increase in its customer base and new product releases during 2011.  However, Nationwide continues to encounter weak market conditions for its kitchen & bath faucet line, particularly in the recreational vehicle and modular home markets, as well as its OEM line.    Much of these declines are due to the ongoing weakness in new home construction as well as sluggish recreation vehicle sales across the country.  As a result of the aforementioned weak sectors, Nationwide’s intends to continue focus its new product development and market growth efforts on fence and gate hardware.  We believe that Nationwide’s relationships with its key customers, given the current economic conditions, remain good.

Overall Hardware revenue for the nine-month period ended September 30, 2011 improved 6.0% when compared to the same period in 2010, primarily driven by a 13.1% increase in Nationwide’s fence and gate hardware product line.  As noted above, Nationwide has been able to increase revenue in the fence and gate hardware line, through its efforts to expand both its customer base as well as its product line.  Despite strong marketing efforts put forth in the kitchen and bath and OEM product lines, Nationwide has encountered year-to-date declines of 3.4% and 15.0%, respectively.  Until such time when the overall general economy, in particular home construction and renovation materially improve and lower fuel prices return, which we believe could energize the recreational vehicle market, it is likely we will continue to see weak results in these two product lines.

Gross Margins / Profits

Gross profits for the three and nine month periods ended September 30, 2011 and 2010:

Three months ended September 30,		Consolidated	Tools	Hardware
2011	Gross Profit	$5,369,000	$3,901,000	$1,468,000
	Gross Margin	35.7%	34.9%	38.0%

2010	Gross Profit	$4,741,000	$3,452,000	$1,289,000
	Gross Margin	33.2%	32.5%	35.2%

Variance	Gross Profit	$628,000	$449,000	$179,000
	Gross Margin	2.5	2.4	2.8

Nine months ended September 30,		Consolidated	Tools	Hardware
2011	Gross Profit	$15,972,000	$11,149,000	$4,823,000
	Gross Margin	37.4%	36.7%	39.2%

2010	Gross Profit	$13,430,000	$9,096,000	$4,334,000
	Gross Margin	34.7%	33.5%	37.3%

Variance	Gross Profit	$2,542,000	$2,053,000	$489,000
	Gross Margin	2.7	3.2	1.9

Tools

When comparing the three-month periods ended September 30, 2011 and 2010, Florida Pneumatic’s gross margin increased 0.4 percentage points, and its gross profit increased $11,000.  Hy-Tech’s gross margin improved 5.1 percentage points to 41.6%, with gross margin increasing $438,000.    The improvement in gross margin at Hy-Tech is the result of product mix as well as improved cost of manufacturing.

When comparing the nine-month periods ended September 30, 2011 and 2010, gross margins at Florida Pneumatic improved 1.6 percentage points to 33.8%, with gross profit increasing $599,000. The increase in the gross margin during the first nine months of 2011 compared to the same period in 2010 is due primarily to Florida Pneumatic’s increase in revenue of its higher margin, industrial/catalog product lines.  For the nine-month period ended September 30, 2011, Hy-Tech increased its gross margin and gross profit 5.1 percentage points and $1,454,000, respectively, when compared to the same nine-month period in 2010 primarily through product mix as well as improved cost of manufacturing.

Hardware

During the three-month period ended September 30, 2010, as a result of banking issues with the lenders under our previous credit facility, Nationwide had to, among other things, delay certain inventory purchases, which in turn caused Nationwide to incur excessive in-bound air and sea freight in order to meet its customers commitments.  As a result, Nationwide’s cost of goods sold during the third quarter of 2010 was adversely affected. These improvements were partially offset by rising product costs.

During the nine-month period ended September 30, 2011, key factors contributing to the gross profit and gross margin increases at Nationwide were, as discussed above, lower overall in-bound freight in costs in 2011, compared to 2010, being partially offset by higher product cost in 2011.

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

For the three-month period ended September 30, 2011, our SG&A were $4,581,000, compared to $3,845,000 for the three-month period ended September 30, 2010. As a percentage of revenue, our SG&A was 30.4% for the three-month period ended September 30, 2011, compared to 27.0% for the same period in the prior year.  Significant line items contributing to the change were expenses such as commissions, freight out, travel and entertainment, advertising and warranty costs aggregating $186,000, which increased primarily due to higher revenue.  Additionally, compensation, which includes wages, accrued performance-based bonus incentives, associated payroll taxes and employee benefits increased $463,000, due in part to the reinstatement in January 2011 of wage and benefit reductions that were put in effect in April 2009.  Depreciation and amortization costs also increased $46,000, due primarily to amortizing certain costs incurred in connection with the credit agreement entered into with COLF in October 2010. Amortization of non-cash stock-based compensation expense increased by $39,000, when comparing the three-month periods ended September 30, 2011 and 2010.

Our SG&A for the nine-month period ended September 30, 2011 were $13,458,000, compared to $12,246,000 incurred during the same period in 2010.  As a percentage of revenue SG&A for the nine-month period ended September 30, 2011 was 31.5% compared to 31.6% during the same period in 2010. As the result of revenue increasing our variable expenses, which includes commissions, freight out, travel and entertainment, advertising and warranty costs increased an aggregate amount of $379,000. Additionally, compensation, which includes wages, accrued performance-based bonus incentives, associated payroll taxes and employee benefits increased $1,248,000, due in part to the reinstatement in January 2011 of wage and benefit  reductions that were put in effect in April 2009, as well as improved net earnings, which drives the accrued performance-based bonus. Depreciation and amortization costs also increased $131,000, due primarily to amortizing certain costs incurred in connection with the credit agreement entered into with COLF in October 2010. Amortization of non-cash stock-based compensation expense increased by $56,000, when comparing the nine-month periods ended September 30, 2011 and 2010. These increases were partially offset by decreases in legal and other professional fees we incurred in connection with resolving conflicts with our former banks, resulting in an aggregate reduction of $672,000.

Interest

Our net interest expense of $170,000 for the three-month period ended September 30, 2011 reflects a decrease of $94,000 or 35.6%, when compared to net interest expense of $264,000 incurred for the same period in the prior year. The most significant item included in interest expense this quarter was a reduction in our short term revolver borrowings during the comparative three-month periods.  The average balance of short-term borrowings during the three-month periods ended September 30, 2011 and 2010 were $6,702,000 and $11,300,000, respectively. This reduction in borrowings along with lower interest rates resulted in interest expense attributable to short term borrowing decreasing $92,000 to $61,000 during the three-month period ended September 30, 2011, from $153,000 incurred during the same period in 2010.  Additionally, during the three-month period ended September 30, 2011 we paid $89,000 in interest applicable to the term loan obligation to COLF. This reflects an increase of $50,000 when compared to the interest paid on the term loan to our former banks during the same three-month period in 2010. During the second quarter of 2010, we received a tax refund of $3,455,000, of which $1,989,000 was used to pay down this term loan with our former bank.  Additionally, in connection with our entering into the Credit Agreement in October 2010 with COLF, we paid, in their entirety, the two mortgages with Wachovia Bank, pertaining to the premises in Jupiter and Tampa Florida.  Thus, there was no mortgage interest expense incurred during the three-month period ended September 30, 2011, compared to $20,000 in the same period in 2010.  Other items included in our interest expense during the three-month period ended September 30, 2011 are approximately $11,000 of interest attributable to the balance owed to the sellers of Hy-Tech, $5,000 of interest on the loan from our Chief Executive Officer and $5,000 of interest to an unrelated third party.

Interest expense for the nine-month period ended September 30, 2011 was $589,000, compared to $990,000 for the same period in 2010.  Interest on our short term borrowings during the nine-month periods ended September 30, 2011 and 2010 was $249,000 and $585,000, respectively. This reduction of $336,000 is due to lower interest rates in 2011 compared to interest rates in effect during the same period in 2010, as well as lower average short term borrowings. Additionally, as noted above, we paid in their entirety, two mortgages in October 2010. As a result, there was no interest expense in 2011 attributable to these mortgages, whereas we incurred $63,000 during the nine-month period ended September 30, 2010.  Interest expense on our term loan was $269,000, compared to $200,000 in the same period in 2010. Other items included in our interest expense during the nine-month period ended September 30, 2011 included approximately $34,000 of interest attributable to the balance owed to the sellers of Hy-Tech, and $15,000 of interest on the loan from our Chief Executive Officer and $23,000 of interest to an unrelated third party.

Income Taxes

During the three and nine-month periods ended September 30, 2011 P&F recorded $57,000 income tax provision for federal alternative minimum tax and various state taxes.  Additionally, the Company has provided a partial valuation allowance on its net deferred tax assets.

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

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	September 30, 2011	December 31, 2010
Working capital of continuing operations	$14,250,000	$11,750,000
Current ratio of continuing operations	2.03 to 1.0	1.77 to 1.0
Shareholders’ equity	$29,049,000	$26,399,000

SHORT-TERM BORROWINGS

P&F along with Florida Pneumatic, Hy-Tech and Nationwide, entered into a Credit Agreement with COLF. The Credit Agreement, entered into in October 2010, has a three-year term, with maximum borrowings of $22,000,000.  The Credit Agreement provides for a Revolver with a maximum borrowing of $15,910,000. At September 30, 2011 and December 31, 2010, the balances owing on the Revolver were $5,721,000 and $9,996,000, respectively.  Direct borrowings under the Revolver are secured by the Company’s accounts receivable, mortgages on the Company’s real property located in Cranberry, PA, Jupiter, FL and Tampa, FL,  inventory and equipment and are cross-guaranteed by certain of the Company’s subsidiaries (the “Subsidiary Guarantors”). Revolver borrowings bear interest at LIBOR or the Base Rate, as defined in the Credit Agreement, plus the currently applicable margin rates. Beginning April 1, 2011, the loan margins applicable to borrowings on the Revolver are determined based upon the computation of total debt divided by EBITDA. Applicable loan margins will range from 3.25% to 4.00% for LIBOR borrowings and from 2.25% to 3.00% for borrowings at the Base Rate.  Loan margins added to Revolver borrowings at September 30, 2011 were 3.25% and 2.25%, respectively, for borrowings at LIBOR and the Base Rate.   Loan margins added to Revolver borrowings at December 31, 2010 were 3.75% and 2.75%, respectively, for borrowings at LIBOR and the Base Rate

We incur an unused line fee which can range from one-half percent (0.50%) to three-quarters percent (0.75%), depending on the percentage of the Revolver to the total Credit Facility. Should we terminate the Credit Facility prior to maturity, the Credit Agreement provides for a prepayment fee of one percent (1.00%) of the total Credit Facility if terminated during the first year, and one-half percent (0.50%) if terminated during the second year.   We are also required to provide, among other things, monthly financial statements and monthly borrowing base certificates.  Additionally, we are subject to various financial covenants, of which we continue to be in compliance with. If an event of default occurs under this Credit Agreement, the interest rate would increase by two percent per annum until such event of the default is cured.

LONG-TERM DEBT

The Credit Agreement also contains a $6,090,000 term loan (the “Term Loan”), which is secured by our accounts receivable, mortgages on the Company’s real property located in Cranberry, PA, Jupiter, FL and Tampa, FL, inventory and equipment and are cross-guaranteed by the Subsidiary Guarantors.  The Term Loan amortizes $33,833 each month with a balloon payment at maturity of the Credit Agreement.  The balance due on the Term Loan at September 30, 2011 and December 31, 2010 was $5,752,000 and $6,056,000, respectively.  The Credit Agreement requires us to make prepayments of 25% of excess annual cash flow, as defined in the Credit Agreement, or in the event of a sale of any real estate assets. Term Loan borrowings bear interest at LIBOR or the Base Rate plus the currently applicable margin rates, which at September 30, 2011 and December 31, 2010 were 5.75% and 4.75%, respectively.

In April 2010, as part of an amendment to a prior credit agreement with different banks, we were required to obtain subordinated loans of $750,000. These subordinated loans were, in the aggregate, provided by our Chief Executive Officer, in the amount of $250,000, and another unrelated party, in the amount of $500,000 and are due October 25, 2013.  These subordinated loans bear interest at 8% per annum and as of the date of this filing all interest earned through September 30, 2011 has been paid. Further, pursuant to the subordination agreement with COLF, the amount owed to the unrelated third party may be repaid from excess cash flows, as defined in such subordination agreement.  In August 2011 we paid $206,000 of principal to the unrelated third party.  As a result, the remaining balance due on this subordinated loan to the unrelated third party is $115,000.

Under the terms of the Credit Agreement with COLF, in October 2010, we paid $685,000 to the Hy-Tech sellers representing 50% of the outstanding loan amount, plus accrued interest.  Pursuant to the subordination agreement with COLF, the balance of $573,000 plus interest owed may be repaid from excess cash flows, as is defined in such subordination agreement. Interest accrues at a rate of 8% per annum.

With the approval of COLF, the Company and the Hy-Tech sellers entered into a Termination of Promissory Note and Mutual Releases dated October 31, 2011 (the “Subordinated Debt Termination Agreement”), which was effective as of November 1, 2011.  Pursuant to the Subordinated Debt Termination Agreement, the Company paid $550,000 plus approximately $4,000 in accrued interest to the Hy-Tech sellers in full satisfaction of the approximately $573,000 in subordinated debt obligation due the Hy-Tech sellers and the exchange of mutual releases amount the parties.  The Company will report a gain of $23,000 during the fourth quarter of 2011. At September 30, 2011, this obligation has been reclassified to current maturities of long-term debt.

At September 30, 2011, there were no foreign currency forward contracts outstanding.

Our total bank debt at September 30, 2011 was $11,473,000, compared to $16,052,000 at December 31, 2010. The percent of total debt to total book capitalization (total bank and other debt divided by total bank and other debt plus equity) was 29.9% at September 30, 2011, compared to 39.7% at December 31, 2010.

 We had net cash of $4,525,000 provided by operating activities of continuing operations for the nine-month period ended September 30, 2011, compared to $8,079,000 during the same period in the prior year.  We note that during the nine-month period ended September 30, 2010 we received approximately $3,455,000 in income tax refunds.

We incurred $570,000 for capital expenditures during the nine-month period ended September 30, 2011, compared to $154,000 during the nine-month period ended September 30, 2010.  Capital expenditures for the balance of 2011 relating to new products, expansion of existing product lines and replacement of equipment are expected to be approximately $700,000, a portion of which may be financed through our credit facilities or financed through independent third party financial institutions.

We believe that cash derived from operations and cash available through borrowings, if necessary, allowable under the terms of the Credit Agreement will be sufficient to allow us to meet our working capital needs through December 31, 2011.

OFF-BALANCE SHEET ARRANGEMENTS

In accordance with ASC 810, as of September 30, 2010, we deconsolidated WMC and therefore do not include its financial position in the Company’s consolidated condensed financial statements. We believe neither the Company nor any of its subsidiaries other than WMC are legally responsible for any of the liabilities belonging to WMC.  Until such time when these obligations have been resolved, either directly with the creditors, discharged by a court of law, or otherwise eliminated, WMC is required to maintain these obligations on its books, which at September 30, 2011 and December 31, 2010 were approximately $2.4 million and $12.1 million, respectively.  We will, as required by ASC 810, re-evaluate the facts and circumstances regarding whether or not we should consolidate WMC at each reporting period.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated condensed financial statements.

Item 3.         Quantitative And Qualitative Disclosures About Market Risk

Not required.

Item 4.         Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2011.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 of the Exchange Act, that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits

See “Exhibit Index” immediately following the signature page.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P&F INDUSTRIES, INC.
(Registrant)

	By	/s/ Joseph A. Molino, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: November 14, 2011		(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:
Exhibit Number	Description of Exhibit
10.1	Settlement of Claims and Mutual General Releases, dated August 3, 2011, by and between Old Stairs Co LLC, the Registrant and AGNL Coffman, LLC.

10.2.	First Amendment to Loan and Security Agreement, dated as of September 21, 2011, among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine Inc., Nationwide Industries, Inc., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P., and Capital One Leverage Finance Corporation, as Lenders and Agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 21, 2011).

31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Interactive Data.

A copy of any of the foregoing exhibits to this Quarterly Report on Form 10-Q may be obtained, upon payment of the Registrant’s reasonable expenses in furnishing such exhibit, by writing to P&F Industries, Inc., 445 Broadhollow Road, Suite 100, Melville New York 11747, Attention: Corporate Secretary.