Form 10-K
period 2011-12-31
P&F INDUSTRIES INC
filed 2012-03-30
CIK 75340

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant, based on the last sale price on June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $10,836,000.

As of March 29, 2012 there were 3,616,562 shares of the registrant’s Class A Common Stock outstanding.

Documents Incorporated by Reference

Part III of this Annual Report on Form 10-K incorporates by reference information from the registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders.

P&F INDUSTRIES, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

During 2011, Florida Pneumatic purchased approximately 57% of its pneumatic tools from a Far East manufacturer that owns or represents six individual factories in China. Of the total pneumatic tool purchases in 2011, approximately 58% were bought from China, 41% from Taiwan and 1% from Japan. Florida Pneumatic performs final assembly on certain of its pneumatic tools at its factory in Jupiter, Florida.

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

Prior to 2010, Florida Pneumatic imported a line of door and window hardware through its Franklin Manufacturing (“Franklin”) division. However, primarily due to an ongoing diminishing market, Florida Pneumatic decided to discontinue marketing the Franklin product line effective December 31, 2010.

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

Hy-Tech

Hy-Tech manufacturers and distributes its own line of industrial pneumatic tools under the “ATP” brand. Under the ATP brand, Hy-Tech produces sells over sixty types of tools, which includes impact wrenches, grinders, drills, and motors and are sold at prices ranging from $450 to $28,000. Further, it also manufacturers tools to customer unique specifications. Users of ATP parts and tools include refineries, chemical plants, power generation, heavy construction, oil and mining companies. In addition, Hy-Tech manufactures an extensive line of pneumatic tool replacement parts that are sold competitively to the original equipment manufacturer. It also manufactures and distributes high pressure stoppers for hydrostatic testing fabricated pipe under the “Thaxton” brand name. It also produces a line of siphons under the “Eureka” name.

Hy-Tech products are sold through its in-house sales force as well as manufacturer representatives. Hy-Tech’s products are sold off the shelf and also are produced to customer’s specifications.

The business is not seasonal but may be subject to periodic schedule changes in refineries, power generations and chemical plants. The primary competitive factors in the industrial pneumatic market are quality, breadth of products and availability of products. Other than a line of sockets that are imported from Israel, all Hy-Tech products are made in the United States of America.

The primary competitive factors in the industrial pneumatic tool market are quality, breadth of products and availability of products, customer service and technical support.

Hardware

We conduct our Hardware business through a wholly-owned subsidiary, Countrywide Hardware, Inc. (“Countrywide”). During 2011, Countrywide conducted its business operations through its wholly-owned subsidiary, Nationwide Industries, Inc. (“Nationwide”). Prior to June 2010, we also conducted a stair parts business through certain subsidiaries of Countrywide.

Nationwide

Nationwide is a developer, importer, and manufacturer of fencing hardware, patio products, and door and window accessories including rollers, hinges, window operators, sash locks, custom zinc castings and door closers. Nationwide’s products are sold through in-house sales personnel and independent manufacturers’ representatives to distributors, dealers, retailers and OEM customers. Additionally, Nationwide markets a kitchen and bath product line. End users of Nationwide’s products include contractors, home builders, pool and patio enclosure contractors, plumbers, OEM/private label customers and general consumers. Nationwide currently out-sources the manufacturing of approximately 90% of its product with several overseas factories located in China and Taiwan, while retaining design, quality control, and patent and trademark control. There are redundant supply sources for most products. Nationwide manufactures approximately 10% of its products sold including rollers, hinges and pool enclosure products at its facility in Tampa, Florida. Nationwide also provides value-add services for the entire product lines with local packaging, kitting, rework and fabrication operations performed in its Tampa, FL location.  Nationwide’s sales are moderately seasonal, with revenues typically increasing during the construction activity months in spring and summer months. The majority of Nationwide’s products are sold off the shelf. The primary competitive factors in Nationwide’s business are price, quality, product availability and service.

Former Stair Parts Business

Prior to June 2009, Countrywide’s subsidiaries, Woodmark International, L.P. (“Woodmark”) and Pacific Stair Products, Inc. (“PSP”) each operated a stair parts business. Additionally, Woodmark was also an importer of kitchen and bath hardware and accessories. In June 2009 pursuant to the transactions (the “WMC transactions”) that formed the business of WM Coffman LLC (now known as Old Stairs Co (“WMC”)), Woodmark and PSP contributed stair parts-related assets to WMC in return for members’ equity. Concurrently, Woodmark transferred its kitchen and bath business to Nationwide. Accordingly, effective with the WMC transactions, the stair parts business became exclusively the business of WMC, and Woodmark and PSP no longer functioned as operating units. Further, as part of the WMC transactions, in June 2009 WMC acquired substantially all of the assets of Coffman Stairs, LLC, which operated a competitive stair parts business.

WMC was not able to achieve the revenue levels anticipated prior to the WMC transactions and, as a result, never produced positive cash flows. This caused, among other things, defaults on WMC’s loan agreement with its bank, PNC, National Association (“PNC”). This in turn led to a decision by the Company’s board of directors in March 2010 that it was in the best interest of the Company, its shareholders and creditors that the Company attempt to sell, liquidate or otherwise dispose of its ownership of WMC. Accordingly, the Company began reporting WMC as a discontinued operation effective January 1, 2010. As a result, the Company has reclassified prior year financial information to present WMC as a discontinued operation. Further, PNC which was the sole lender and source of credit to WMC, foreclosed upon the assets of WMC. As a result of the aforementioned facts, on June 7, 2010 WMC ceased operations. In addition, the Company, no longer includes WMC in its Consolidated Financial Statements. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources and Notes 2 and 4 to Consolidated Financial Statements for further discussion.

Significant Customers

The Tools segment has one customer that accounted for approximately 24.0% and 28.4%, respectively, of consolidated net revenue for the years ended December 31, 2011 and 2010, and 44.6% and 43.1%, respectively, of consolidated accounts receivable as of December 31, 2011 and 2010. See Management’s Discussion and Analysis – Liquidity and Capital Resources for further discussion pertaining to this customer. There are no such significant customers in the Hardware segment.

Employees

We employed 142 persons as of December 31, 2011, of which 137 were full-time employees. None of these employees are represented by a union.

ITEM 1A.  Risk Factors

A wide range of factors could materially affect our performance. In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results of these operations elsewhere in this report, the following factors, among others, could adversely affect our results of operations or financial position:

•	Substantial debt and debt service requirements; The amount of our debt could have important consequences. For example, it could: increase our vulnerability to general adverse economic and industry conditions; limit our ability to fund future capital expenditures, working capital and other general corporate requirements; require us to dedicate a substantial portion of our cash flow from operations to make interest and principal payments on our debt; limit our flexibility in planning for, or reacting to, changes in our business; place us at a competitive disadvantage compared with competitors that have less debt; and limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity.

•	Compliance with covenants under our credit facility. Our asset based credit facility contains affirmative and negative covenants including financial covenants, and default provisions. A breach of any of these covenants could result in a default under our credit agreement. Upon the occurrence of an event of default under our current credit agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the lenders were to accelerate the repayment of borrowings, we may not have sufficient assets to repay our asset based credit facility and our other indebtedness. Also, should there be an event of default, or a need to obtain waivers following an event of default, we may be subject to higher borrowing costs and/or more restrictive covenants in future periods.

•	Significant volatility and disruption in the global capital and credit markets. Volatility in the global capital and credit markets has in recent years resulted in a tightening of business credit and liquidity, a contraction of consumer credit, business failures, increased unemployment and declines in consumer confidence and spending. If global economic and financial market conditions deteriorate or remain weak for an extended period of time, it could have a material adverse effect on our financial condition and results of operations. In particular, lower consumer spending may result in reduced demand and orders for certain of our products, order cancellations, lower revenues, increased inventories, and lower gross margins. Further, if our customers experience difficulty obtaining financing in the capital and credit markets to purchase our products, this could result in further reduced orders for our products, order cancellations, inability of customers to timely meet their payment obligations to us, extended payment terms, higher accounts receivable, reduced cash flows, greater expense associated with collection efforts and increased bad debt expense; and a severe financial difficulty experienced by our customers may cause them to become insolvent or cease business operations.

•	The strength of the retail economy in the United States. Our business is subject to economic conditions in major markets, including recession, inflation, deflation, general weakness in retail, industrial, and housing markets. The strength of such markets are a function of many factors beyond our control, including interest rates, employment levels, availability of credit and consumer confidence. Such economic conditions have had, and may continue to have, an adverse effect on our results of operations and financial position.

•	Supply chain disruptions. Any difficulty or inability on the part of manufacturers of our products or other participants in our supply chain in obtaining sufficient financing to purchase raw materials or to finance general working capital needs may result in delays or non-delivery of shipments of our products.

•	Our ability to maintain mutually beneficial relationships with key customers. We have several key customers, one of which constituted approximately 24% of our consolidated revenues for 2011. Loss of key customers or a material negative change in our relationships with our key customers (including as a result of a negative change in the financial position of such key customers) could have a material adverse effect on our business, results of operations or financial position.

•	Adverse changes in currency exchange rates or raw material commodity prices. A majority of our products are manufactured outside the United States, of which a significant amount is purchased in the local currency. As a result, we are exposed to movements in the exchange rates of various currencies against the United States dollar which could have an adverse effect on our results of operations or financial position. We believe our most significant foreign currency exposures are the Taiwan dollar (“TWD”) and the Chinese Renminbi (“RMB”). Purchases from Chinese sources are made in U.S. dollars. However, if the RMB were to be revalued against the dollar, there could be a significant negative impact on the cost of our products.

•	Impairment of long-lived assets and goodwill. The inability of certain of our subsidiaries to generate future cash flows sufficient to support the recorded amounts of goodwill, other intangible assets and other long-lived assets related to those subsidiaries could result in future impairment charges.

•	Unforeseen interruptions in the manufacturing ability of certain foreign suppliers. Our foreign suppliers may encounter interruption in their ability to continue to provide us with products on a short-term or long-term basis. Although we believe that there are redundant sources available and maintain multiple sources for certain of our products, there may be costs and delays associated with securing such sources and there can be no assurance that such sources would provide the same quality of product at similar prices.

•	Unforeseen inventory adjustments or changes in purchasing patterns. We make purchasing decisions based upon a number of factors including an assessment of market needs and preferences, manufacturing lead times and cash flow considerations. To the extent that our assumptions result in inventory levels being too high or too low, there could be a material adverse effect on our business, results of operations or financial position.

•	Market acceptance of new products. There can be no assurance that the market continues its acceptance of the new products we introduced in recent years or will accept new products introduced, or scheduled for introduction, in 2012. There can also be no assurance that the level of sales generated from these new products relative to our expectations will materialize, based on existing investments in productive capacity and commitments by us to fund advertising and product promotions in connection with the introduction of these new products.

•	Increased competition. The domestic markets in which we sell our products are highly competitive on the basis of price, quality, availability, post-sale service and brand-name awareness. A number of competing companies are well-established manufacturers that compete on a global basis.

•	Price reductions. Price reductions taken by us in response to customer and competitive pressures, as well as price reductions or promotional actions taken in order to drive demand, may not result in anticipated sales necessary to offset the associated costs.

•	Interest rates. Interest rate fluctuations and other capital market conditions could have a material adverse effect on our business, results of operations or financial position.

•	Litigation. The effects of litigation and product liability exposures, as well as other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission and public announcements could have a material adverse effect on our business, results of operations or financial position. Further, while we maintain insurance policies to protect against most potential exposures, events may arise against which we may not be adequately insured.

•	Retention of key personnel. Our success depends to a significant extent upon the abilities and efforts of our key personnel. The loss of the services of any of our key personnel or our inability to attract and retain qualified personnel in the future could have a material adverse effect on our business, results of operations or financial position.

•	Acquisition of businesses. Part of our business strategy is to opportunistically acquire complementary businesses and dispose of non-complementary businesses. If we fail to develop and integrate any acquired business or dispose of any businesses effectively, our earnings may be adversely affected. In addition, our management team will need to devote substantial time and attention to the acquisition and integration of the acquired businesses, which could distract them from their other duties and responsibilities.

•	Regulatory environment. We cannot anticipate the impact of changes in laws and regulations, including changes in accounting standards, taxation requirements, including tax rate changes, new tax laws and revised tax law interpretations, and environmental laws, in both domestic and foreign jurisdictions.

•	Our financial position, cash flow or results may be adversely affected by the threat of terrorism and related political instability and economic uncertainty. The threat of potential terrorist attacks on the United States and throughout the world and political instability has created an atmosphere of economic uncertainty in the United States and in foreign markets. Our results may be impacted by the macroeconomic effects of those events. Also, a disruption in our supply chain as a result of terrorist attacks or the threat thereof may significantly affect our business and its prospects. In addition, such events may also result in heightened domestic security and higher costs for importing and exporting shipments of components and finished goods. Any of these occurrences may have a material adverse effect on our financial position, cash flow or results in any reporting period.

•	We may in the future be required to include the financial position of our WMC subsidiary in our consolidated financial statements. The Financial Accounting Standards Board has issued accounting guidance regarding variable interest entities (“VIEs”) that affects the accounting treatment of one of our subsidiaries, WMC. To ascertain if we are required to consolidate this subsidiary, we determine whether it is a VIE and if we are the primary beneficiary in accordance with the accounting guidance, as discussed further in this Annual Report on Form 10-K. Changes in the financial accounting guidance, or changes in circumstances at this subsidiary, could lead us to determine that we have to consolidate the financial position of such entity in the future. This could have a material adverse impact on our financial position.

•	Liabilities of WMC. WMC has liabilities on its balance sheet that are not reflected in our consolidated financial statements. While we believe that neither P&F nor any of its subsidiaries other than WMC are legally responsible for any such liabilities, there can be no assurance that one or more creditors of WMC will not institute legal action against P&F or any of its subsidiaries other than WMC, which could result in a material adverse impact on our financial position.

•	Unforeseen events. We cannot anticipate the impact of unforeseen events, including but not limited to war and pandemic disease, on economic conditions and consumer confidence in our business.

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

Each facility described above either provides adequate space for the operations of the respective subsidiary for the foreseeable future or can be modified or expanded to provide some additional space.

The three owned properties described above are subject to mortgages and therefore pledged as collateral against the Company’s credit facility, which is discussed in Management’s Discussion and Analysis – Liquidity and Capital Resources and Notes to Financial Statements.

 The Company’s executive offices of approximately 5,000 square feet are located in an office building in Melville, New York and are leased from a non-affiliated landlord.

ITEM 3.  Legal Proceedings

We are a defendant or co-defendant in various actions brought about in the ordinary course of conducting our business. We do not believe that any of these actions are material to our financial position.

ITEM 4.  Mine Safety Disclosures

None

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common Stock trades on the Nasdaq Global Market under the symbol PFIN. The range of the high and low closing sales prices for our Class A Common Stock during the last two years were as follows:

2011	High	Low
First Quarter	$3.74	$3.22
Second Quarter	4.65	3.58
Third Quarter	5.18	3.81
Fourth Quarter	4.40	3.40

2010	High	Low
First Quarter	$2.79	$2.51
Second Quarter	2.63	2.00
Third Quarter	2.19	1.52
Fourth Quarter	3.64	1.76

As of March 20, 2012, there were approximately 1,100 holders of record of our Class A Common Stock and the closing sale price of our stock as reported by the Nasdaq Global Market was $4.15. We have not declared any cash dividends on our Class A Common Stock since our incorporation in 1963 and have no plans to declare any cash dividends in the foreseeable future.

ITEM 6.  Selected Financial Data

Not required.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

During 2011 all three of our operating units increased their revenue and gross margins. We continued to work diligently on controlling our operating expenses and managing our working capital more effectively. As a result, we among other things:

•	increased consolidated revenue more than $3.9 million or 7.8%;
•	increased income from continuing operations approximately 5.6 times – from $341,000 in 2010 to $1,909,000 in 2011;
•	improved diluted earnings per share from continuing operations in 2011 to $0.52 from $0.10 in 2010; and
•	reduced bank debt by more than $5.8 million.

KEY INDICATORS

Economic Measures

Much of our business is driven by the ebbs and flows of the general economic conditions in both the United States and, to a lesser extent, abroad.  Our Tools segment focuses on a wide array of customer types; it does not rely as much on specific economic measures or indicators. The Tools segment tends to track the general economic conditions of the United States, industrial production and general retail sales, all of which have, for the most part, have only slight improvement during 2011 compared to 2010.  The key economic measures for Hardware group were the general economic conditions of the United States and to a lesser extent the housing market.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. We sell our products to retailers, distributors and original equipment manufacturers involved in a variety of industries. We perform continuing credit evaluations of our customers’ financial condition, and although we generally do not require collateral, letters of credit may be required from customers in certain circumstances. Management reviews accounts receivable to determine if any receivables will potentially be uncollectible. Factors considered in in the determination include, among other factors, number of days an invoice is past due, customer historical trends, available credit ratings information, other financial data and the overall economic environment. Collection agencies may also be utilized if management so determines.

We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. We also may record as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and our assessment of the general financial conditions affecting our customer base. If actual collection experience changes, revisions to the allowance may be required. We have a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in the creditworthiness of any of these customers could have a material effect on our results of operations in the period in which such changes or events occur. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. Based on the information available, we believe that our allowance for doubtful accounts as of December 31, 2011 was adequate. However, actual write-offs might exceed the recorded allowance.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method or the weighted average method. Inventory, which includes materials, labor, and manufacturing overhead costs, is recorded net of an allowance for obsolete or unmarketable inventory. Such allowance is based upon both historical experience and management’s understanding of market conditions and forecasts of future product demand. In addition, all items in inventory in excess of one year’s usage are considered for inclusion in the calculation of inventory obsolescence. If the actual amount of obsolete or unmarketable inventory significantly exceeds the estimated allowance, our cost of sales, gross profit and net earnings would be significantly affected.

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

Income Taxes

We provide for deferred taxes on the liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

We file a consolidated Federal tax return. P&F and certain of its subsidiaries file a combined tax return in New York and Texas. All subsidiaries file other state and local tax returns on a stand-alone basis.

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

RESULTS OF OPERATIONS

2011 compared to 2010

REVENUE

	Year Ended December 31,
	2011	2010	Variance	Variance
Tools
Florida Pneumatic	$23,455,000	$22,467,000	$988,000	4.4%
Hy-Tech	16,394,000	14,011,000	2,383,000	17.0
Tools Total	39,849,000	36,478,000	3,371,000	9.2
Hardware
Nationwide	14,692,000	14,131,000	561,000	4.0
Hardware Total	14,692,000	14,131,000	561,000	4.0
Consolidated	$54,541,000	$50,609,000	$3,932,000	7.8%

Tools

Florida Pneumatic markets its air tool products to two primary sectors within the pneumatic tool market; retail and industrial/catalog. Additionally, Florida Pneumatic also markets, to a much lesser degree, air tools to the automotive market. It also generates revenue from its Berkley products line as well as a line of air filters and other OEM parts. An analysis of Florida Pneumatic revenue for 2011 and 2010 are as follows:

	Year Ended December 31,
	2011	2010	Variance
Revenue analysis – Florida Pneumatic	Percent of Florida Pneumatic revenue	Percent of Florida Pneumatic revenue
Retail – major customer	55.8%	64.0%	(8.2	)% pts
Industrial/catalog	29.2	23.8	5.4
Automotive	5.5	3.7	1.8
Other	9.5	8.5	1.0
Total	100.0%	100.0%

During 2011 Florida Pneumatic continued to expand its presence in the higher gross margin, industrial/catalog sector. As a result, as indicated in the table above, it was able to increase revenue by 5.4 percentage points, or approximately $1,513,000, when comparing 2011 and 2010. We intend to continue to expand our marketing efforts in the industrial/catalog market. In addition, revenue from its Berkley, air filters and OEM lines, in the aggregate, increased 1.0 percentage point, or approximately $311,000. Florida Pneumatic also increased revenue at its automotive line by 1.8 percentage points, or approximately $457,000. However, revenue from its major retail customer declined 8.2 percentage points, or approximately $1,294,000, when comparing 2011 to 2010. This decline was due primarily to a reduction in 2011 of shipments of specialty and promotional items compared to the levels shipped in 2010. We were able to partially mitigate the revenue shortfall through increased sales of basic items and accessories.

	Year Ended December 31,
	2011	2010	Variance
Revenue analysis – Hy-Tech	Percent of Hy-Tech revenue	Percent of Hy-Tech revenue
ATP	67.6%	70.8%	(3.2	)% pts
Hy-Tech Machine	11.7	11.2	0.5
Major customer	18.7	15.0	3.7
All other	2.0	3.0	(1.0)
Total	100.0%	100.0%

Hy-Tech focuses primarily on the industrial sector of the pneumatic tools market.  Hy-Tech creates quality replacement parts for pneumatic tools, markets its own value/added line of air tools under the brand names ATP and Thor, as well as distributes a complementary line of sockets (“ATP”). Hy-Tech’s overall improvement is due primarily to increased product demand within its distribution channels, along with slight improvement in the business sectors in which it serves. Further, Hy-Tech was able to increase revenue due to competitive advantages.  Specifically, revenue from Hy-Tech’s ATP product lines increased $1,167,000 when compared to the same period in 2010. Revenue generated from its sale of products that focus on mining, construction and industrial manufacturing markets (“Hy-Tech Machine”) increased approximately $353,000 over the same period in 2010.  Further, revenue from a major customer of Hy-Tech improved $957,000 when comparing 2011 to 2010. We believe that Hy-Tech’s relationships with its key customers, given the current economic conditions, remain good.

 Hardware

The table below is an analysis of Nationwide’s revenue:

	Year Ended December 31,
	2011	2010
Revenue analysis - Nationwide	Percent of Nationwide revenue	Percent of Nationwide revenue	Variance
Fence and gate hardware	65.5%	60.9%	4.6	% pts
Kitchen and bath	17.8	19.6	(1.8)
OEM	10.7	13.2	(2.5)
Patio	6.0	6.3	(0.3)
Total	100.0%	100.0%

The improvement in Nationwide’s fence and gate hardware revenue is due primarily to the introduction of new products, as well as expanded marketing efforts, which effectively increased the size of its customer base.  Nationwide intends to continue to develop new products and accessories, as well as to continue to expand its national market campaign.  However, its kitchen and bath product line continued to feel the effects of the sluggishness in the home improvement and renovation sector, as well as the continued declines in the recreational vehicle and modular home markets. Kitchen and bath was slightly impacted in 2011 by growing competitive pressure.  As a result, Nationwide’s kitchen and bath product revenue declined $167,000.  Much of the decline in OEM revenue was due to weakness in the window and door after-market.  Revenue from Nationwide’s patio product line remained flat, increasing less than one percent.  Given the current economic conditions, we believe Nationwide’s relationships with its overall customer base remain good.

GROSS MARGIN

	Year Ended December 31,		Change
	2011	2010	Amount	%
Tools	$14,631,000	$12,371,000	$2,260,000	18.3%
As percent of respective revenue	36.7%	33.9%	2.8 pts.
Hardware	$5,614,000	$5,264,000	$350,000	6.6%
As percent of respective revenue	38.2%	37.3%	0.9 pts.
Consolidated	$20,245,000	$17,635,000	$2,610,000	14.8%
As percent of respective revenue	37.1%	34.8%	2.3 pts.

Tools

Gross margins at our Tools segment for 2011 improved 2.8 percentage points from 2010. Specifically, Florida Pneumatic’s gross margin increased 1.1 percentage points. This improvement was driven by the increase in industrial/catalog sales, which generate higher margins than other sectors to which Florida Pneumatic markets its air tool line. Increased revenue at its automotive, Berkley and OEM product lines also contributed to the improved overall gross margin at Florida Pneumatic. However, gross margins declined in 2011 on sales to its major retail customer, compared to 2010. The decline was primarily due to lower pricing in 2011 compared to 2010 and product mix.

 When comparing the years 2011 and 2010, Hy-Tech improved its overall gross margin 5.0 percentage points.  A key factor contributing to this improvement was improved absorption of factory overhead. During 2010, Hy-Tech’s absorption of its factory overhead was adversely affected by the overall sluggishness in their marketplace, thus increasing costs of products manufactured. As economic conditions began to show improvement during 2011 Hy-Tech’s factory overhead absorption improved. During 2011, Hy-Tech also increased prices slightly on most product offerings. Lastly, its 2011 total gross margin was positively impacted compared to 2010 by product and customer mix. However, the improvements in Hy-Tech’s gross margin were slightly eroded by higher manufacturing labor and raw material costs incurred in 2011 compared to 2010.

Hardware

The gross margin for Nationwide for 2011 of 38.2% reflects an increase of 0.9 percentage points from 37.3% in the prior year.  Gross margin on fencing and gate hardware, which accounts for nearly two-thirds of Nationwide’s revenue, improved during 2011 compared to the prior year primarily due to the increased sales of its new line of specialty products. Gross margin on its OEM, patio, and kitchen and bath product lines during 2011, encountered nominal change when compared to 2010.

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

SG&A for 2011 was $17,491,000 compared to $16,016,000 in 2010, an increase of $1,475,000, or 9.2%.  As a percentage of revenue, SG&A increased 0.5 percentage points to 32.1% in 2011 compared to 31.6% in 2010. A significant component of the increase is compensation, which includes wages, performance-based bonus incentives, associated payroll taxes and employee benefits. Compensation increased $1,306,000 when comparing 2011 to 2010, due primarily to the reinstatement in January 2011 of wage and benefit  reductions that were put in effect in April 2009, as well as performance-based bonus incentives. Primarily the result of improved revenue, our variable expenses, which includes commissions, freight out, travel and entertainment, advertising and warranty costs increased an aggregate amount of $360,000. Additionally, non-cash, stock based compensation charges were $98,000 higher in 2011 than 2010. We encountered increases in depreciation and amortization of $40,000. The above increases were partially offset by decreases in legal and other professional fees of $430,000, which were incurred in 2010, primarily in connection with resolving conflicts with our former banks, and not incurred in 2011.

INTEREST

Our interest expense of $756,000 for 2011 reflects a decrease of $487,000 compared to interest expense of $1,243,000 incurred in 2010. As discussed further in the Liquidity and Capital Resources section of this Management’s Discussion and Analysis, and in Note 9 – Debt, to our Consolidated Financial Statements, in October 2010 we entered into a new credit agreement with a new bank which, among other things, caused us to repay the then existing term loan and revolving credit line with the two former banks, pay the balance owed on all real property mortgages, and pay one-half of the amount owed to the parties that sold Hy-Tech to us. As a result, while there was no interest incurred on the real property mortgages in 2011, compared to $67,000 in 2010, there was an increase of $81,000, to $359,000 from $278,000, in interest attributable to borrowings under long-term bank obligations, due primarily to higher average borrowings in 2011. There was also a reduction of $74,000 in interest expense attributable to the note payable to the previous owners of Hy-Tech, due to both a lower principal balance and lower interest rates.

Additionally, interest on our borrowings under the revolving credit loan facility for 2011 was $317,000, which was $403,000 lower than the $720,000 incurred during 2010.  Factors contributing to this decrease were lower average balances, as well as lower interest rates.  Lastly, we recorded interest expense of $20,000 to our CEO and $24,000 to an unrelated third party, both attributable to the loans from such parties received by us on April 23, 2010. See Note 14 - Related Party Transactions to our Consolidated Financial Statements for further discussion related to these loans.

INCOME TAX EXPENSE

The effective tax rates applicable to income from continuing operations for the years ended December 31, 2011 and 2010 were 4.5% and 9.3%, respectively.  Contributing factors to both the current year’s effective tax rate as well as the effective tax rate for year ended December 31, 2010, were decreases in a valuation allowance, partially offset by state and local taxes and expenses not deductible for tax purposes.

DISCONTINUED OPERATIONS

On August 23, 2011, we received a payment of approximately $702,000 relating to a dispute over the sale by our wholly-owned non-operating subsidiary, Embassy Industries, Inc. (“Embassy”) of certain real property arising under the Contract of Sale between Embassy and J. D’Addario & Company, Inc., as amended.  The payment was made pursuant to the Amended Judgment of the Supreme Court of the State of New York, Suffolk County, dated August 2, 2011 and entered August 4, 2011.  Accordingly, we reported the receipt of these funds, less related legal fees and other expenses, as Income from discontinued operations in our Consolidated Financial Statements.

The $340,000 after-tax income from discontinued operations for the year ended December 31, 2010 was due to the deconsolidation of WMC.   WMC was primarily engaged in the manufacturing and importing of stair parts and related accessories.  In an effort to improve the overall results of the then existing stair parts operation, we purchased substantially all of the assets of a competitor in the stair parts business. These transactions were executed in an attempt to take advantage of the synergies available by combining two large players in an industry at the bottom of its economic cycle with complementary distribution channels and operations. WMC was not able to achieve the revenue levels anticipated prior to the WMC transactions and, as a result, never produced positive cash flows. This caused, among other things, defaults on WMC’s loan agreement with PNC.

As a result of a decision reached by our board of directors in March 2010 that it was in the best interest of the Company, its shareholders and creditors that the Company attempt to sell, liquidate or otherwise dispose of its membership interests in WMC, we began to report WMC as a discontinued operation effective January 1, 2010.  See Note 4 – Discontinued Operations – Deconsolidation to the Consolidated Financial Statements for further information.

As the result of the subsequent facts and circumstances relating to WMC, including the foreclosure and subsequent disposal and sale of all of the tangible and intangible assets by PNC, we were no longer the primary beneficiary of WMC and no longer had a controlling financial interest in WMC. Further, in accordance with authoritative guidance pertaining to consolidation, we determined that we should deconsolidate WMC, because we are unable to direct the activities of this entity, we no longer had the obligation to absorb losses that might be significant to WMC and we no longer possessed the right to receive benefits from WMC that could potentially be significant to WMC.  The authoritative guidance required us to record the impact of the deconsolidation through our consolidated Statement of Operations.  As such, for the year ended December 31, 2010, as the result of the aforementioned, we recognized a gain of $12,090,000, which offset WMC’s losses from operations of $6,510,000 and a loss recognized due to PNC’s foreclosure in June 2010 of $5,240,000.  We continue to evaluate the facts and circumstances pertaining to WMC to ascertain if we should include WMC in our consolidated financial statements in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flows from operations can be somewhat cyclical, with the greatest demand for cash typically in the first and fourth quarters. We monitor such things as days’ sales outstanding, inventory requirements, accounts payable and capital expenditures to project liquidity needs and evaluate return on assets. Our primary sources of funds are cash available through a credit agreement with our bank, as discussed below, which offers a revolving loan facility and a term loan facility, as well as cash generated from operations.

In addition to funds available to us under the terms of the credit agreement discussed below, we determine and gauge our liquidity and financial stability by the measurements shown in the following table:

	December 31,
	2011	2010
Working capital from continuing operations	$14,070	$11,750
Current ratio	2.15 to 1	1.77 to 1
Shareholders’ equity	$29,155	$26,399

P&F, along with Florida Pneumatic, Hy-Tech and Nationwide, as borrowers, entered into a Credit Agreement (“Credit Agreement”) with Capital One Leverage Finance Corporation, as agent (“COLF”). The Credit Agreement, entered into in October 2010, has a three-year term, with maximum borrowings of $22,000,000 at that time.  The Credit Agreement provides for a Revolving Credit Facility (“Revolver”) with a maximum borrowing of $15,910,000. At December 31, 2011 and 2010, the balances owing on the Revolver were $5,648,000 and $9,996,000, respectively.  Direct borrowings under the Revolver are secured by our accounts receivable, mortgages on our real property located in Cranberry, PA, Jupiter, FL and Tampa, FL (“Real Property”), inventory and equipment, and are cross-guaranteed by certain of our subsidiaries (the “Subsidiary Guarantors”). Revolver borrowings bear interest at LIBOR (London InterBank Offered Rate) or the Base Rate, as defined in the Credit Agreement, plus the currently applicable margin rates. Beginning April 1, 2011, the loan margins applicable to borrowings on the Revolver are determined based upon the computation of total debt divided by earnings before interest, taxes, depreciation and amortization (“EBITDA”).

On November 21, 2011, we and COLF entered into the Second Amendment to Credit Agreement (the “Amendment”). The Amendment, among other things, (i) further reduced the applicable loan margins for Revolver borrowings by 0.25% or 0.50%, depending on the applicable leverage ratio, (ii) increased the maximum aggregate amount of permitted Capital Expenditures (as defined in the Loan Agreement) for each of 2012 and 2013 from $1,000,000 to $2,500,000 and (iii) established a $2,500,000 Capital Expenditure loan commitment by COLF, pursuant to which COLF may make one or more Capex Loans (as defined in the Amendment) to us under the terms set forth in the Amendment. As such, pursuant to the Amendment, the total commitment by COLF increased from $22,000,000 to $24,500,000. Further, as a result of the Amendment, the applicable loan margins range from 2.50% to 3.50% for LIBOR borrowings and from 1.50% to 2.50% for borrowings at Base Rate. Loan margins added to Revolver borrowings at December 31, 2011 were 2.75% and 1.75%, respectively, for borrowings at LIBOR and the Base Rate. Loan margins added to Revolver borrowings at December 31, 2010 were 3.75% and 2.75%, respectively, for borrowings at LIBOR and the Base Rate. At December 31, 2011, we had more than $8,000,000 in excess availability, on our Revolver.

We incur an unused line fee ranging from one-half percent (0.50%) to three-quarters percent (0.75%), depending on the percentage of the Revolver to the Credit Facility.  We are also required to provide, among other things, monthly financial statements and monthly borrowing base certificates.  We are also subject to various financial covenants. As part of the Credit Agreement, if an event of default occurs, the interest rate would increase by two percent per annum during the period of default.

Prior to the effective date of the Credit Agreement, we and our subsidiaries, other than WMC, as co-borrowers, were parties to a credit agreement (“Prior Credit Agreement”), as amended, with Citibank, N.A., as agent. The Prior Credit Agreement, among other things, included a revolving credit loan facility, (“revolving loan”). Direct borrowings under the revolving loan were secured by our accounts receivable, inventory, equipment and real property, and were cross-guaranteed by each of our subsidiaries, except WMC. These borrowings incurred interest at LIBOR or the prime interest rate, plus applicable loan margins.

Concurrent with the entering into the new Credit Agreement with COLF, we paid the lenders under the Prior Credit Agreement $14,610,000 as full settlement of all of our obligations, including a then revolving loan, a term note and accrued interest.  Further, we paid in their entirety, two mortgage loans with Wachovia Bank, aggregating $1,504,000, including fees and other related expenses.  Additionally, we paid $685,000, representing 50% of the outstanding loan amount, plus accrued interest, to the previous owners of Hy-Tech. With the approval of COLF, we and the previous owners of Hy-Tech entered into a Termination of Promissory Note and Mutual Releases dated October 31, 2011, (the “Subordinated Debt Termination Agreement”), which was effective as of November 1, 2011. Pursuant to the Subordinated Debt Termination Agreement, we paid $550,000 in full satisfaction of the approximately $573,000 in subordinated debt outstanding, plus approximately $4,000 in accrued interest, to the previous owners of Hy-Tech and the parties terminated the related subordinated promissory note and exchanged releases.

The Credit Facility also contains a $6,090,000 term loan (the “Term Loan”), which is secured by mortgages on the Real Property, our accounts receivable, inventory and equipment.  The Term Loan amortizes $33,833 each month, with a balloon payment at maturity of the Credit Agreement.  The Credit Agreement requires us to make prepayments, to be applied to the Term Loan, of 25% of excess annual cash flow, as defined in the Credit Agreement, or in the event of a sale of any real estate assets.  Based on 2011 excess annual cash flows, we will make a payment of approximately $633,000 in the second quarter of 2012. This amount is included in Current maturities of long-term debt on the Consolidated Balance Sheet. Term Loan borrowings bear interest at LIBOR or the prime interest rate plus the currently applicable margin rates, which were 5.75% and 4.75%, respectively, at December 31, 2011 and 2010.

In April 2010, as part of an amendment to the Prior Credit Agreement, we were required to obtain subordinated loans of $750,000 (the “Subordinated Loans”). The Subordinated Loans were provided by our Chief Executive Officer (“CEO”), in the amount of $250,000, and an unrelated party, in the amount of $500,000, each with a maturity date of October 25, 2013. These Subordinated Loans bear interest at 8% per annum. We paid interest of $20,000 and $10,000 in 2011 and 2010, respectively, to the CEO. As of the date of this filing, all interest earned through December 31, 2011 has been paid. Pursuant to a subordination agreement with COLF, the principal amount owed to the unrelated third party was paid in full as of December 31, 2011 from excess cash flows, as defined in such subordination agreement.

The aggregate amounts of long-term debt scheduled to mature in each of the years ended December 31 are approximately as follows: 2012—$1,039,000; 2013—$656,000; and 2014—$4,205,000. Interest expense on long-term debt was approximately $359,000 and $346,000 for the years ended December 31, 2011 and 2010, respectively.

Significant Customer

We have one customer in the Tools segment that accounted for approximately 24.0% of consolidated revenue for the year ended December 31, 2011 and 44.6% of consolidated accounts receivable as of December 31, 2011. The products we sell to this customer are part of a major brand and we believe the brand has extreme value in today’s marketplace. Generally, our revenue from retail customers increases to peak levels during the holiday season shipping period, which is typically, during the fourth calendar quarter. As a result our accounts receivable balance from this customer at December 31, 2011 was near peak level. At other times during the year this customer’s accounts receivable balance generally is approximately 20% to 22% of consolidated accounts receivable. During the first two months of 2012 this customer reduced its December 31, 2011 accounts receivable balance of $2,816,000 by approximately $875,000. To date, this customer continues, with minor exceptions, to be current in its payments.

We believe that, should this customer be unable to make any future payments, it would likely negatively impact our working capital, but would not affect our ability to remain a going concern. We are currently investigating various means by which we can protect our accounts receivable balance with this customer.

As previously noted, inventory is also a component of the collateral against which we are able to borrow funds under the terms of the Revolver. While we hold inventory in our warehouse for this customer, we believe the vast majority of items can be repackaged and sold to other customers, without additional material expense. Since this inventory can be sold to others, we do not believe our ability to borrow funds under the terms of the Revolver would be materially adversely affected in the event this customer is unable to purchase such inventory. However, there can be no assurance that COLF will continue to permit borrowings against this inventory. At December 31, 2011 and February 29, 2012, we had approximately $1,700,000 and $1,438,000, respectively, of inventory for this customer.

Other

Our cash balance of $443,000 at December 31, 2011 reflects a decrease of $431,000 from $874,000 at December 31, 2010. However, we were able to reduce our total borrowings, which at December 31, 2011 was $11,548,000, from $17,375,000 at December 31, 2010. Additionally, included in the balance at December 31, 2011 is $633,000 that we are required to pay to COLF as part of the calculation of excess cash flows as defined in the Credit Agreement, as amended. Cash provided by operating activities for the years ended December 31, 2011 and 2010 was $5,363,000 and $9,039,000, respectively. It should be noted that during 2010 we received a federal income tax refund of $3,270,000. We believe that cash derived from operations and cash available through borrowings under the Credit Agreement will be sufficient to allow us to meet our working capital needs for at least the next twelve months.

The percent of debt to total book capitalization (debt plus equity) decreased 11.4 percentage points to 28.3% at December 31, 2011, from 39.7% at December 31, 2010.

Capital spending increased to $598,000 during the year ended December 31, 2011, compared to $244,000 in 2010. Capital expenditures currently planned for 2012 are approximately $1,400,000, most of which we expect will be financed through our credit facility. The majority of the projected 2012 capital expenditures will relate to new equipment at Hy-Tech, which we believe will reduce manufacturing costs. Further, a portion of the planned capital expenditures will be for tooling required for new product development.

OFF-BALANCE SHEET ARRANGEMENTS

In accordance with Accounting Standards Codification (“ASC”) 810-10-40 (“ASC 810”), as of June 30, 2010, we deconsolidated WMC and therefore do not include its financial position in the Company’s consolidated financial statements. We believe that neither the Company nor any of its subsidiaries other than WMC are legally responsible for any of the liabilities belonging to WMC.  Until such time as these obligations have been resolved, either directly with the creditors, discharged by a court of law, or otherwise eliminated, WMC is required to maintain these obligations on its books, which at December 31, 2011 and 2010 were approximately $1.4 million and $12.1 million, respectively.  We will, as required by ASC 810, re-evaluate the facts and circumstances regarding whether or not we should consolidate WMC at each future reporting period.

Florida Pneumatic imports approximately 1% of its purchases from Japan, with payment due in Japanese yen.  As a result, we are subject to the effects of foreign currency exchange fluctuations.  We use a variety of techniques to protect ourselves from any adverse effects from these fluctuations, including obtaining price reductions from our overseas suppliers, using alternative supplier sources, increasing selling prices when possible and entering into foreign currency forward contracts.  There were no foreign currency forward contracts at December 31, 2011.

IMPACT OF INFLATION

We believe that the effects of changing prices and inflation on our consolidated financial position and our results of operations are immaterial.

ENVIRONMENTAL MATTERS

Although it is difficult to identify precisely the portion of capital expenditures or other costs attributable to compliance with environmental laws and regulations, we do not expect such expenditures or other costs to have a material adverse effect on our consolidated financial position and results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

Refer to Note 1, "Summary of Accounting Policies", to our consolidated financial statements for a discussion of recent accounting standards and pronouncements

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not Required

ITEM 8.  Financial Statements and Supplementary Data

P&F INDUSTRIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

P&F Industries, Inc.

We have audited the accompanying consolidated balance sheets of P&F Industries, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of P&F Industries, Inc. and Subsidiaries as of December 31, 2011 and 2010, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

Jericho, New York

March 30, 2012

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010

ASSETS
CURRENT ASSETS

Cash	$443,000	$874,000
Accounts receivable — net	6,327,000	6,986,000
Inventories — net	18,588,000	18,430,000
Deferred income taxes — net	512,000	233,000
Prepaid expenses and other current assets	454,000	417,000
Current assets of discontinued operations	23,000	23,000
TOTAL CURRENT ASSETS	26,347,000	26,963,000

PROPERTY AND EQUIPMENT
Land	1,550,000	1,550,000
Buildings and improvements	7,504,000	7,480,000
Machinery and equipment	16,803,000	16,340,000
	25,857,000	25,370,000
Less accumulated depreciation and amortization	15,091,000	13,599,000
NET PROPERTY AND EQUIPMENT	10,766,000	11,771,000

GOODWILL	5,150,000	5,150,000

OTHER INTANGIBLE ASSETS — net	1,950,000	2,300,000

DEFERRED INCOME TAXES — net	1,595,000	1,874,000

OTHER ASSETS — net	778,000	837,000

TOTAL ASSETS	$46,586,000	$48,895,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES

Short-term borrowings	$5,648,000	$9,996,000
Accounts payable	2,229,000	1,893,000
Accrued liabilities	3,338,000	2,895,000
Current liabilities of discontinued operations	24,000	27,000
Current maturities of long-term debt	1,039,000	406,000
TOTAL CURRENT LIABILITIES	12,278,000	15,217,000

Long-term debt, less current maturities	4,861,000	6,973,000
Long-term liabilities of discontinued operations	292,000	306,000

TOTAL LIABILITIES	17,431,000	22,496,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued - 3,956,000 at December 31, 2011 and 2010	3,956,000	3,956,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	10,919,000	10,718,000
Retained earnings	17,235,000	14,680,000
Treasury stock, at cost – 342,000 shares at December 31, 2011 and 2010	(2,955,000)	(2,955,000)

TOTAL SHAREHOLDERS’ EQUITY	29,155,000	26,399,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$46,586,000	$48,895,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2011	2010
Net revenue	$54,541,000	$50,609,000
Cost of sales	34,296,000	32,974,000
Gross profit	20,245,000	17,635,000
Selling, general and administrative expenses	17,491,000	16,016,000
Operating income	2,754,000	1,619,000
Interest expense - net	756,000	1,243,000
Income from continuing operations before income taxes	1,998,000	376,000
Income tax expense	89,000	35,000
Income from continuing operations	1,909,000	341,000

Income from discontinued operations (net of tax expense of $9,000 and $0 for the years ended December 31, 2011 and 2010)	646,000	340,000

Net income	$2,555,000	$681,000

Basic earnings per share
Continuing operations	$0.53	$0.10
Discontinued operations	0.18	0.09
Net income	$0.71	$0.19

Diluted earnings per share
Continuing operations	$0.52	$0.10
Discontinued operations	0.17	0.09
Net income	$0.69	$0.19

Weighted average common shares outstanding:
Basic	3,615,000	3,615,000

Diluted	3,698,000	3,634,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Class A Common Stock, $1 Par		Additional paid-in	Retained	Treasury stock
	Total	Shares	Amount	capital	earnings	Shares	Amount

Balance, January 1, 2010	$25,615,000	3,956,000	$3,956,000	$10,615,000	$13,999,000	(342,000)	$(2,955,000)

Net income	681,000				681,000
Stock-based compensation	103,000			103,000

Balance, December 31, 2010	26,399,000	3,956,000	3,956,000	10,718,000	14,680,000	(342,000)	(2,955,000)

Net income	2,555,000				2,555,000
Stock-based compensation	201,000			201,000

Balance, December 31, 2011	$29,155,000	3,956,000	$3,956,000	$10,919,000	$17,235,000	(342,000)	$(2,955,000)

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2011	2010
Cash Flows from Operating Activities
Net income	$2,555,000	$681,000

Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Income from discontinued operations	(646,000)	(340,000)
Non-cash charges:
Depreciation and amortization	1,600,000	1,635,000
Amortization of other intangible assets	350,000	351,000
Amortization of debt issue costs	286,000	210,000
Provision for losses on accounts receivable	1,000	76,000
Stock-based compensation	201,000	103,000
Loss (gain) on sale of fixed assets	1,000	(3,000)
Changes in operating assets and liabilities:
Accounts receivable	658,000	483,000
Notes and other receivables	49,000	41,000
Inventories	(158,000)	1,316,000
Income tax refund receivable	—	3,270,000
Prepaid expenses and other current assets	(86,000)	(179,000)
Other assets	(227,000)	6,000
Accounts payable	336,000	497,000
Income taxes payable	137,000	243,000
Accrued liabilities	306,000	649,000
Total adjustments	2,808,000	8,358,000
Net cash provided by operating activities of continuing operations	5,363,000	9,039,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2011	2010
Cash Flows from Investing Activities:
Capital expenditures	$(598,000)	$(244,000)
Proceeds from sale of assets	2,000	7,000
Net cash used in investing activities	(596,000)	(237,000)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	40,280,000	15,750,000
Repayments of short-term borrowings	(44,628,000)	(22,054,000)
Term loan advances	—	7,047,000
Repayments of term loan	(406,000)	(6,773,000)
Repayments of mortgages	—	(1,463,000)
Principal payments on long-term debt	—	(336,000)
Proceeds from notes payable	—	750,000
Repayments on notes payable	(1,073,000)	(573,000)
Payments on capital lease financings	—	(436,000)
Bank financing costs	—	(816,000)
Net cash used in financing activities	(5,827,000)	(8,904,000)

Cash Flows from Discontinued Operations:
Operating activities	629,000	2,748,000
Investing activities	—	(1,735,000)
Financing activities	—	(583,000)
Net cash provided by discontinued operations	629,000	430,000

Net (decrease) increase in cash	(431,000)	328,000
Cash at beginning of year	874,000	546,000
Cash at end of year	$443,000	$874,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$796,000	$1,263,000

Income taxes	$16,000	$31,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

NOTE 1—SUMMARY OF ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements contained herein include the accounts of P&F Industries, Inc. and its subsidiaries (“P&F”). All significant intercompany balances and transactions have been eliminated.  Certain amounts in the financial statements and related footnotes have been reclassified to conform to classifications used in the current year.

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

Hy-Tech manufacturers and distributes its own line of industrial pneumatic tools. Hy-Tech also produces sells over sixty types of tools, which includes impact wrenches, grinders, drills, and motors. Further, it also manufacturers tools to customer unique specifications. Its customers include refineries, chemical plants, power generation, heavy construction, oil and mining companies. In addition, Hy-Tech manufactures an extensive line of pneumatic tool replacement parts that are sold competitively to the original equipment manufacturer (“OEM”). It also manufactures and distributes high pressure stoppers for hydrostatic testing fabricated pipe. It also produces a line of siphons. Other than a line of sockets that are imported from Israel, all Hy-Tech products are made in the United States of America.

The Company conducts its Hardware business through a wholly-owned subsidiary, Countrywide. Countrywide conducts its business operations through its wholly-owned subsidiary, Nationwide Industries, Inc. (“Nationwide”).   Nationwide is an importer and manufacturer of door, window and fencing hardware and accessories, including rollers, hinges, window operators, sash locks, custom zinc castings and door closers. Additionally, Nationwide also markets a line of kitchen and bath fixtures. Nationwide’s products are sold through in-house sales personnel and manufacturers’ representatives to distributors, retailers and OEM customers. End users of Nationwide’s products include contractors, home builders, pool and patio distributors, OEM/private label customers and general consumers.  Most of Nationwide’s sales are of products imported from Taiwan and China.

Prior to June 2009, Countrywide’s subsidiaries, Woodmark International, L.P. (“Woodmark”) and Pacific Stair Products, Inc. (“PSP”) each operated a stair parts business. Additionally, Woodmark was also an importer of kitchen and bath hardware and accessories. In June 2009 pursuant to the transactions (the “WMC transactions”) that formed the business of WM Coffman LLC (now known as Old Stairs Co (“WMC”)), Woodmark and PSP contributed stair parts-related assets to WMC in return for members’ equity. Concurrently, Woodmark transferred its kitchen and bath business to Nationwide. Accordingly, effective with the WMC transactions, the stair parts business became exclusively the business of WMC, and Woodmark and PSP no longer functioned as operating units. Further, as part of the WMC transactions, in June 2009 WMC acquired substantially all of the assets of Coffman Stairs, LLC, which operated a competitive stair parts business.

WMC was not able to achieve the revenue levels anticipated prior to the WMC transactions and, as a result, never produced positive cash flows. This caused, among other things, defaults on WMC’s loan agreement with its bank, PNC, National Association (“PNC”). This in turn led to a decision by the Company’s board of directors in March 2010 that it was in the best interest of the Company, its shareholders and creditors that the Company attempt to sell, liquidate or otherwise dispose of its ownership of WMC. Accordingly, the Company began reporting WMC as a discontinued operation effective January 1, 2010. As a result, the Company has reclassified prior year financial information to present WMC as a discontinued operation. Further, PNC which was the sole lender and source of credit to WMC, foreclosed upon the assets of WMC. As a result of the aforementioned facts, on June 7, 2010 WMC ceased operations. In addition, the Company, no longer includes WMC in its Consolidated Financial Statements. (See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources and Notes 2 and 4 to Consolidated Financial Statements for further discussion).

Basis of Financial Statement Presentation

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).

Consolidation of Variable Interest Entities

On January 1, 2010, the Company adopted an accounting standard, which replaced the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity.  The new approach focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impacts the variable interest entity’s economic performance and (1) the obligation to absorb losses of the variable interest entity or (2) the right to receive benefits from the variable interest entity.  As a result of adopting this new accounting standard, the Company was required to change the way it accounts for its variable interest in WMC.  The Company determined that as the result of the foreclosure by PNC on WMC and PNC’s subsequent disposal and sale of all of WMC’s assets, tangible and intangible, the Company no longer was the primary beneficiary of WMC and no longer had a controlling financial interest in WMC. As such, the Company deconsolidated WMC’s financial position and financial operations.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured. The Company sells its goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods. Revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale. Other than standard product warranty provisions, the Company’s sales arrangements provide for no other, or insignificant, post-shipment obligations. The Company does offer rebates and other sales incentives, promotional allowances or discounts, from time to time and for certain customers, typically related to customer purchase volume, all of which are fixed or determinable and are classified as a reduction of revenue and recorded at the time of sale. The Company periodically evaluates whether an allowance for sales returns is necessary. Historically, the Company has experienced sales returns. If the Company concludes there are potential sales returns, the Company would provide any necessary provision against sales.

Shipping and Handling Costs

Expenses for shipping and handling costs are included in selling, general and administrative expenses, and totaled approximately $675,000 and $927,000 for the years ended December 31, 2011 and 2010, respectively.

Cash

Cash includes cash on hand, demand deposits, and short-term investments with maturities of three months or less from the date of acquisition. There were no cash equivalents at December 31, 2011 and 2010. The Company maintains cash balances at various financial institutions. At December 31, 2011, all cash balances were fully insured by the Federal Deposit Insurance Corporation.

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and short-term debt approximate fair value as of December 31, 2011 and 2010 because of the relatively short-term maturity of these financial instruments. The carrying amounts reported for long-term debt approximate fair value as of December 31, 2011 and 2010 because, in general, the interest rates underlying the instruments fluctuate with market rates.

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

Management reviews accounts receivable to determine if any receivables will potentially be uncollectible. Factors considered in in the determination include, among other factors, number of days an invoice is past due, customer historical trends, available credit ratings information, other financial data and the overall economic environment. Collection agencies may also be utilized if management so determines.

The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. The Company also records as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and the Company’s assessment of the general financial conditions affecting its customer base. If actual collection experience changes, revisions to the allowance may be required. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in the creditworthiness of any of these customers could have a material effect on the Company’s results of operations in the period in which such changes or events occur. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. Based on the information available, the Company believes that its allowance for doubtful accounts as of December 31, 2011 is adequate. However, actual write-offs might exceed the recorded allowance.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable. The Tools segment has one customer that accounted for approximately 24.0% and 28.4%, respectively, of consolidated revenue for the years ended December 31, 2011 and 2010, and 44.6% and 43.1%, respectively, of consolidated accounts receivable as of December 31, 2011 and 2010. There are no such significant customers in the Hardware segment.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, possible disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis P&F evaluates its estimates, including those related to collectability of accounts receivable, valuation of inventories, recoverability of goodwill and intangible assets and income taxes.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.  The Company also uses estimates during its continuing evaluation to determine whether or not it has a controlling financial interest in WMC.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method or the weighted average method. The inventory balance, which includes raw materials, labor, and manufacturing overhead costs, is recorded net of an allowance for obsolete or unmarketable inventory. Such allowance is based upon both historical experience and Management’s understanding of market conditions and forecasts of future product demand. If the actual amount of obsolete or unmarketable inventory significantly exceeds the estimated allowance, the Company’s cost of sales, gross profit and net earnings would be significantly affected.

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

Long-Lived Assets

In accordance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) pertaining to the accounting for the impairment or disposal of long-lived assets, property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s assessment of recoverability of property and equipment is performed on an entity level. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of such asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of such asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Goodwill and Other Intangible Assets

Goodwill is carried at cost less any impairment charges. Goodwill and intangible assets with indefinite lives are not amortized but are subject to an annual test for impairment at the entity unit level (operating segment or one level below an operating segment) and between annual tests in certain circumstances. In accordance with authoritative guidance issued by the FASB, the Company tests goodwill for impairment on an annual basis in the fourth quarter or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company’s reporting units with the reporting unit’s carrying amount, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the expected present value of future cash flows and the market valuation approach. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.

Intangible assets other than goodwill and intangible assets with indefinite lives are carried at cost less accumulated amortization. Intangible assets are generally amortized on a straight-line basis over the useful lives of the respective assets, generally five to twenty-five years. Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the amount by which the carrying value exceeds the fair value of the asset.

Warranty Liability

The Company offers certain warranties against product defects for periods ranging from one to three years. Certain products carry limited lifetime warranties. The Company’s typical warranties require it to repair or replace the defective products during the warranty period at no cost to the customer. At the time the product revenue is recognized, the Company records a liability for estimated costs under its warranties. The costs are estimated based on revenue and historical experience. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. While the Company believes that its estimated liability for product warranties is adequate and that the judgment applied is appropriate, the estimated liability for the product warranties could differ materially from future actual warranty costs.

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

The Company files a consolidated Federal tax return, as well as combined tax returns in New York and Texas. All subsidiaries file other state and local tax returns on a stand-alone basis.

When tax returns are filed, it is highly certain that most positions taken would be sustained upon examination by the taxing authorities, while others may be subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefit associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as income taxes in the consolidated statement of income.

Advertising

The Company expenses its costs of advertising in the period in which they are incurred. Advertising costs for the years ended December 31, 2011 and 2010 were $819,000 and $873,000, respectively.

Earnings Per Common Share

Basic earnings per common share exclude any dilution. It is based upon the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share reflect the effect of shares of common stock issuable upon the exercise of options, unless the effect on earnings is anti-dilutive.

Diluted earnings per common share is computed using the treasury stock method. Under this method, the aggregate number of shares of common stock outstanding reflects the assumed use of proceeds from the hypothetical exercise of any outstanding options to purchase shares of the Company’s Class A Common Stock. The average market value for the period is used as the assumed purchase price.

The following table sets forth the computation of basic and diluted earnings per common share:

	Years Ended December 31,
	2011	2010
Numerator:
Numerator for basic and diluted income per common share:
Income from continuing operations	$1,909,000	$341,000
Income from discontinued operations	646,000	340,000
Net income	$2,555,000	$681,000
Denominator:
Denominator for basic income per share—weighted average common shares outstanding	3,615,000	3,615,000
Effect of dilutive securities:
Stock options	83,000	19,000
Denominator for diluted income per share—adjusted weighted average common shares and assumed conversions	3,698,000	3,634,000

At December 31, 2011 and 2010 and during the years then ended, there were outstanding stock options whose exercise prices were higher than the average market values for the respective periods. These options are anti-dilutive and were excluded from the computation of earnings per share during the years ended December 31, 2011 and 2010, respectively. The weighted average anti-dilutive options outstanding for the years ended December 31, 2011 and 2010 were 461,624 and 532,624, respectively.

Stock-Based Compensation

In accordance with GAAP, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. Share-based compensation expense recognized for the years ended December 31, 2011 and 2010 was approximately $201,000 and $103,000, respectively. Share-based compensation expense is included in selling, general and administrative expense on the accompanying consolidated statements of income. See Note 10 for additional information.

GAAP requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of income. Share-based compensation expense recognized in the Company’s consolidated statements of income for the years ended December 31, 2011 and 2010 included compensation expense for share-based payment awards based on the grant date fair value estimate in accordance with GAAP. The Company follows the straight-line single option method of attributing the value of stock-based compensation to expense. Also, the Company estimates forfeitures at the time of grant and revises this estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company used the Black-Scholes option-pricing model (“Black-Scholes model”) as its method of valuation for share-based awards granted. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards and the expected term of the awards.

Treasury Stock

Treasury stock is recorded at net acquisition cost. Gains and losses on disposition are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings.

NEW ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.   ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company has concluded that the adoption of this ASU will not have a material effect on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting standards if currently adopted would have a material effect on the consolidated financial statements.

NOTE 2— DISCONTINUED OPERATIONS

On August 23, 2011, Embassy Industries, Inc. (“Embassy”), a wholly owned non-operating subsidiary of P&F, received a payment of approximately $702,000 (the “Payment”) relating to a dispute over the sale by Embassy of certain real property arising under the Contract of Sale (the “Agreement”) between Embassy and J. D’Addario & Company, Inc. (“D’Addario”), dated January 13, 2006, as amended.  The Payment was made pursuant to the Amended Judgment of the Supreme Court of the State of New York, Suffolk County, dated August 2, 2011 and entered August 4, 2011.  Accordingly, the Company has reported the receipt of these funds, less related legal fees and other expenses, in income from discontinued operations.

NOTE 3 — VARIABLE INTEREST ENTITY

The Company’s overall methodology for evaluating transactions and relationships under the variable interest entity (“VIE”)  requirements includes the following: (i) determining whether the entity meets the criteria to qualify as a VIE; and (ii) determining whether the Company is the primary beneficiary of the VIE.

If the Company identifies a VIE based on the requirements within Accounting Standards Codification (“ASC”) 810-10-40 (“ASC 810”), it then performs the second step determine whether it is the primary beneficiary of the VIE by considering the following significant factors and judgments, both of which must be met:

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

NOTE 4— DISCONTINUED OPERATIONS – DECONSOLIDATION

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

(d) agreed to change its name from WM Coffman, LLC to Old Stairs Co. LLC.

Included within the WMC loan agreement was a term loan with an original principal amount of $1,134,000, which was to be repaid in twenty-four equal monthly installments of $47,000.  This term note between PNC and WMC was collateralized by WMC’s fixed assets. As the result of the Peaceful Possession Letter, PNC took title to and possession of all of WMC’s fixed assets located in Marion, Virginia and, in July 2010 arranged for their sale.

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

As a result, in accordance with authoritative literature, the Company determined that WMC was a VIE and were required to deconsolidate WMC from its consolidated financial statements.   As the result of the foreclosure by PNC on WMC’s assets, tangible and intangible, and their subsequent disposal and sale thereof, the Company, determined that it no longer had a controlling financial interest in WMC and was no longer the primary beneficiary of WMC and accordingly and in accordance with ASC 810, deconsolidated WMC.  The Company determined that it no longer had the obligation to absorb losses that might be significant to WMC nor did it possess the right to receive benefits from WMC that could potentially be significant to WMC.

As the result of deconsolidating WMC, there are no assets or liabilities attributable to WMC included in the Company’s consolidated balance sheets at December 31, 2011 and 2010. The Company will perform an ongoing reassessment of the VIE to determine the primary beneficiary and may be required to consolidate WMC in the future.

The table below presents the items that have been classified as assets and liabilities of discontinued operations:

	December 31,
	2011	2010

Other current assets	$23,000	$23,000
Total current assets of discontinued operations	$23,000	$23,000

Accounts payable and accrued expenses	24,000	27,000
Total current liabilities of discontinued operations	$24,000	$27,000

Other long-term liabilities	$292,000	$306,000
Total non-current liabilities of discontinued operations	$292,000	$306,000

The table below presents the results of operations of discontinued operations, which for the year ended December 31, 2011, includes other income of $646,000, net of $9,000 of taxes from discontinued operations other than WMC. Additionally, for the year ended December 31, 2010 the table below presents the results of operations of discontinued operations of WMC, other than $67,000 of selling, general and administrative expenses.

	Years Ended December 31,
	2011	2010

Revenue	$—	$10,136,000

Gross profit	$—	$900,000

Selling, general and administrative expenses and interest expense	—	3,130,000

Loss on foreclosure and other expenses	—	5,240,000

Termination of lease	—	4,280,000

Other income	655,000	—

Income (loss) before income taxes	655,000	(11,750,000)

Income tax expense	9,000	—

Income (loss) from discontinued operations	646,000	(11,750,000)

Gain resulting from deconsolidation of WMC	—	12,090,000

Income from discontinued operations	$646,000	$340,000

NOTE 5—ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable—net consists of:

	December 31, 2011	December 31, 2010
Accounts receivable	$6,553,000	$7,211,000
Allowance for doubtful accounts	(226,000)	(225,000)
	$6,327,000	$6,986,000

NOTE 6—INVENTORIES

Inventories—net consist of:

	December 31, 2011	December 31, 2010
Raw materials	$2,301,000	$1,932,000
Work in process	979,000	561,000
Finished goods	17,459,000	18,255,000
	20,739,000	20,748,000
Reserve for obsolete and slow-moving inventories	(2,151,000)	(2,318,000)
	$18,588,000	$18,430,000

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets with infinite lives are tested annually or whenever events or circumstances indicate the carrying value of these assets may not be recoverable.  In accordance with authoritative guidance issued by the FASB, the Company performed an annual impairment test of goodwill and indefinite-lived intangible assets during the fourth quarter based on conditions as of November 30, 2011. The impairment testing is performed in two steps: (i) The Company compares the fair value of a reporting unit with its carrying value, and (ii) if there is impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The revised fair value of a reporting unit is allocated to the assets and liabilities of the business unit to arrive at an implied fair value of goodwill, based upon known facts and circumstances, as if the acquisition occurred at that time. The Company determines the fair value of its reporting units using a weighted average of the income approach methodology of valuation which considers the expected present value of future cash flows and the market valuation approach. As an integral part of the valuation process the Company anticipates minimal growth in future periods, based upon available statistical data as well as input from its senior management staff.  The results of step one of the impairment test determined that the fair value exceeded the carrying value and, as such, no impairment to Goodwill and other intangible assets was recorded in 2011 or 2010.

	Consolidated	Tools	Hardware

Balance, December 31, 2011 and 2010	$5,150,000	$3,277,000	$1,873,000

The balances of other intangible assets were as follows:

	December 31, 2011			December 31, 2010
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships	$5,070,000	$3,581,000	$1,489,000	$5,070,000	$3,255,000	$1,815,000
Non-compete and employment agreements	760,000	760,000		760,000	760,000
Trademarks	199,000	—	199,000	199,000	—	199,000
Drawings	290,000	70,000	220,000	290,000	56,000	234,000
Licensing	105,000	63,000	42,000	105,000	53,000	52,000
Totals	$6,424,000	$4,474,000	$1,950,000	$6,424,000	$4,124,000	$2,300,000

There were no impairment charges recorded for the years ended December 31, 2011 and 2010.

Amortization expense for intangible assets was approximately $350,000 for each of the years ended December 31, 2011 and 2010. Amortization expense for each of the next five years is estimated to be as follows 2012—$350,000; 2013—$206,000; 2014—$185,000; 2015—$186,000; and 2016—$175,000. The weighted average amortization period for intangible assets was 8.2 years and 8.6 years at December 31, 2011 and 2010, respectively.

NOTE 8—WARRANTY LIABILITY

Changes in the Company’s warranty liability, included in accrued liabilities, were as follows:

	Years Ended December 31,
	2011	2010
Balance, beginning of year	$250,000	$183,000
Provision for warranties	512,000	334,000
Actual warranty costs incurred	(594,000)	(267,000)
Balance, end of year	$168,000	$250,000

NOTE 9—DEBT

SHORT-TERM LOANS

P&F along with Florida Pneumatic, Hy-Tech and Nationwide, as borrowers, entered into a Credit Agreement, (“Credit Agreement”) with Capital One Leverage Finance Corporation, as agent (“COLF”). The Credit Agreement, entered into in October 2010, has a three-year term, with maximum borrowings of $22,000,000 at that time.  The Credit Agreement provides for a Revolving Credit Facility (“Revolver”) with a maximum borrowing of $15,910,000. At December 31, 2011 and 2010, the balances owing on the Revolver were $5,648,000 and $9,996,000, respectively.  Direct borrowings under the Revolver are secured by the Company’s accounts receivable, mortgages on the Company’s real property located in Cranberry, PA, Jupiter, FL and Tampa, FL (“Real Property”),  inventory and equipment and are cross-guaranteed by certain of the Company’s subsidiaries (the “Subsidiary Guarantors”). Revolver borrowings bear interest at LIBOR (London InterBank Offered Rate) or the Base Rate, as defined in the Credit Agreement, plus the currently applicable margin rates. Beginning April 1, 2011, the loan margins applicable to borrowings on the Revolver are determined based upon the computation of total debt divided by earnings before interest, taxes, depreciation and amortization (“EBITDA”).

On November 21, 2011, the Company and COLF entered into the Second Amendment to Credit Agreement, (the “Amendment”). The Amendment, among other things, (i) further reduced the applicable loan margins for Revolver borrowings by 0.25% or 0.50%, depending on the applicable leverage ratio, (ii) increased the maximum aggregate amount of permitted Capital Expenditures (as defined in the Loan Agreement) for each of 2012 and 2013 from $1,000,000 to $2,500,000 and (iii) established a $2,500,000 Capital Expenditure loan commitment by COLF, pursuant to which COLF may make one or more Capex Loans (as defined in the Amendment) to the Company under the terms set forth in the Amendment. As such, pursuant to the Amendment, the total commitment by COLF increased from $22,000,000 to $24,500,000. Further, as a result of the Amendment, the applicable loan margins range from 2.50% to 3.50% for LIBOR borrowings and from 1.50% to 2.50% for borrowings at Base Rate. Loan margins added to Revolver borrowings at December 31, 2011 were 2.75% and 1.75%, respectively, for borrowings at LIBOR and the Base Rate. Loan margins added to Revolver borrowings at December 31, 2010 were 3.75% and 2.75%, respectively, for borrowings at LIBOR and the Base Rate.

The Company incurs an unused line fee ranging from one-half percent (0.50%) to three-quarters percent (0.75%), depending on the percentage of the Revolver to the Credit Facility.  The Company is also required to provide, among other things, monthly financial statements and monthly borrowing base certificates.  The Company is subject to and in compliance with various financial covenants. As part of the Credit Agreement, if an event of default occurs, the interest rate would increase by two percent per annum during the period of default.

Prior to the effective date of the Credit Agreement, the Company and its subsidiaries, other than WMC, as co-borrowers, were parties to a credit agreement, (“Prior Credit Agreement”) as amended, with Citibank, N.A., as agent. The Prior Credit Agreement, among other things, included a revolving credit loan facility (“revolving loan”). Direct borrowings under the revolving loan were secured by the Company’s accounts receivable, inventory, equipment and real property, and were cross-guaranteed by each of the Company’s subsidiaries, except WMC. These borrowings incurred interest at LIBOR or the prime interest rate, plus applicable loan margins.

Concurrent with entering into the new Credit Agreement with COLF, the Company paid the lenders under the Prior Credit Agreement $14,610,000 as full settlement of all of its obligations, including a then revolving loan, a term note and accrued interest.  Further, the Company paid in their entirety, two mortgage loans with Wachovia Bank, aggregating $1,504,000, including fees and other related expenses.  Additionally, the Company paid $685,000, representing 50% of the outstanding loan amount, plus accrued interest, to the previous owners of Hy-Tech. With the approval of COLF, the Company and the previous owners of Hy-Tech entered into a Termination of Promissory Note and Mutual Releases dated October 31, 2011, (the “Subordinated Debt Termination Agreement”), which was effective as of November 1, 2011. Pursuant to the Subordinated Debt Termination Agreement, the Company paid $550,000 in full satisfaction of the approximately $573,000 in subordinated debt outstanding, plus approximately $4,000 in accrued interest, to the previous owners of Hy-Tech and the parties terminated the related subordinated promissory note and exchanged releases.

LONG-TERM LOANS

Long-term debt consists of:

	December 31,
	2011	2010
Term loan—$33,833 (plus interest) payable monthly December 1, 2010 through October 1, 2013, with all remaining principal payable on October 25, 2013	$5,650,000	$6,056,000
Note payable to former owners of Hy-Tech Machine, Inc	----	573,000
Subordinated note payable to officer	250,000	250,000
Subordinated note payable to unrelated party	----	500,000
	5,900,000	7,379,000
Less current maturities	1,039,000	406,000
	$4,861,000	$6,973,000

The Credit Facility also contains a $6,090,000 term loan (the “Term Loan”), which is secured by mortgages on the Real Property, accounts receivable, inventory and equipment.  The Term Loan amortizes $33,833 each month with a balloon payment at maturity of the Credit Agreement.  The Credit Agreement requires the Company to make prepayments, to be applied to the Term Loan, of 25% of excess annual cash flow, as defined in the Credit Agreement, or in the event of a sale of any real estate assets. Based on 2011 excess cash flows, the Company will make a payment of approximately $633,000 in the second quarter of 2012. This amount is included in current maturities of long-term debt on the consolidated balance sheet. Term Loan borrowings bear interest at LIBOR or the prime interest rate plus the currently applicable margin rates, which were 5.75% and 4.75%, respectively, at December 31, 2011 and 2010.

In April 2010, as part of an amendment to the Company’s prior credit agreement, the Company was required to obtain subordinated loans of $750,000, (the “Subordinated Loans”). The Subordinated Loans were provided by the Company’s Chief Executive Officer (“CEO”), in the amount of $250,000, and an unrelated party, in the amount of $500,000, each with a maturity date of October 25, 2013. These Subordinated Loans bear interest at 8% per annum. The Company paid interest of $20,000 and $10,000 in 2011 and 2010, respectively, to the CEO. As of the date of this filing, all interest earned through December 31, 2011 has been paid. Pursuant to a subordination agreement with COLF, the principal amount owed to the unrelated third party was paid in full from excess cash flows, as defined in such subordination agreement.

The aggregate amounts of long-term debt scheduled to mature in each of the years ended December 31, are approximately as follows: 2012—$1,039,000; 2013—$656,000; and 2014—$4,205,000. Interest expense on long-term debt was approximately $359,000 and $346,000 for the years ended December 31, 2011 and 2010, respectively

NOTE 10—STOCK OPTIONS

The Company’s 2002 Incentive Stock Option Plan (the “Current Plan”) authorizes the issuance to employees and directors of options to purchase a maximum of 1,100,000 shares of Class A Common Stock. These options must be issued within ten years of the effective date of the Plan and are exercisable for a ten year period from the date of grant, at prices not less than 100% of the closing market value of the Class A Common Stock on the date the option is granted. Options granted to any 10% stockholder are exercisable for a five year period from the date of grant, at prices not less than 110% of the closing market value of the Class A Common Stock on the date the option is granted. In the event options granted contain a vesting schedule over a period of years, the Company recognizes compensation cost for these awards on a straight-line basis over the service period.

On May 16, 2011, the stock option/compensation committee of Company’s Board of Directors authorized the issuance of 70,000 options to purchase shares of its Class A Common Stock.  The Company granted 15,000 of these options to its Chief Operating Officer/Chief Financial Officer, with the balance to non-executive employees of the Company.  All options granted on May 16, 2011 vest one-third on each of the first three anniversaries of the grant date. Further, all options granted on May 16, 2011 have an exercise price of $4.56.

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

The Company estimated the fair value of its common stock options using the following assumptions:

	For the years ended
	December 31, 2011	December 31, 2010

Risk-free interest rate	3.20%	3.17%
Expected term	6.5 years	Ranging from 6.5 to 10.0
Volatility	61.99%	Ranging from 50.7% to 59.5%
Dividend yield	0%	0%
Weighted-average fair value of options granted	$2.80	$1.84

The following table contains information on the status of the Company’s stock options:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding, January 1, 2010	514,624	$7.26
Granted	72,000	3.03
Expired	(1,000)	11.20
Outstanding, December 31, 2010	585,624	6.73
Granted	70,000	4.56
Expired	(500)	11.38
Outstanding, December 31, 2011	655,124	$6.50	$31,000
Vested, December 31, 2011	480,457	$7.40	$12,000

All options that expired in 2011 were issued under the Current Plan.

The following is a summary of changes in non-vested shares, all of which are expected to vest:

	December 31,
	2011		2010
	Option Shares	Weighted Average Grant-Date Fair Value	Option Shares	Weighted Average Grant-Date Fair Value
Non-vested shares, beginning of year	165,333	$2.19	147,667	$2.85
Granted	70,000	2.80	70,000	1.85
Vested	(60,666)	2.05	(52,334)	3.61
Forfeited	—	—	—	—
Non-vested shares, end of year	174,667	$2.43	165,333	$2.19

The Company recognizes compensation cost over the requisite service period. However, the exercisability of the respective non-vested options, which are at pre-determined dates on a calendar year, does not necessarily correspond to the period(s) in which straight-line amortization of compensation cost is recorded.

Other Information

As of December 31, 2011, the Company had approximately $202,000 of total unrecognized compensation cost related to non-vested awards granted under our share-based plans, which we expect to recognize over a weighted-average period of 1.3 years.

There were options available for issuance under the Current Plan as of December 31 of each year as follows: 2011—302,712 and 2010—372,212. All of the options outstanding at December 31, 2011 were issued under the Current Plan.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2011:

	Options outstanding			Options Exercisable
Range of Exercise Prices	Number outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number exercisable	Weighted Average Life	Weighted Average Exercise Price
$6.00	109,436	0.5	$6.00	109,436	0.5	$6.00
$7.90 - $8.06	115,688	2.5	$8.05	115,688	2.5	$8.05
$14.44 - $16.68	24,500	3.5	$16.50	24,500	3.5	$16.50
$11.20 - $11.38	89,500	5.5	$11.20	89,500	5.5	$11.20
$4.16	174,000	6.5	$4.16	116,000	6.5	$4.16
$2.17	2,000	8.6	$2.17	2,000	8.6	$2.17
$3.05	70,000	9.3	$3.05	23,333	9.3	$3.05
$4.56	70,000	9.4	$4.56	-	-	$-
Total	655,124			480,457

NOTE 11—INCOME TAXES

Income tax (benefit) for continuing operations in the consolidated statements of income consists of:

	Years Ended December 31,
	2011	2010
Current:
Federal	$35,000	$5,000
State and local	54,000	30,000
Total current	89,000	35,000
Deferred:
Federal	—	—
State and local	—	—
Total deferred	—	—
Totals	$89,000	$35,000

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

Under the direction of the authoritative guidance issued by the FASB pertaining to the accounting for income taxes, the Company recorded a valuation allowance equal to approximately 63% and 75% of the net deferred tax asset at December 31, 2011 and 2010, respectively. The recorded valuation allowance at December 31, 2011 and 2010 was $4,107,000 and $6,107,000, respectively. The Company believes that the valuation allowance is necessary as it is more likely than not that the entire net deferred tax asset will not be realized in the foreseeable future based on evidence available at this time.

The Company has Federal net operating loss carry forwards at December 31, 2011 of approximately $2,000,000, which expire in 2030.

In addition, the Company recorded a full valuation allowance for the state tax benefit related to deferred tax assets, including a state net operating loss carry forward of approximately $21,000,000, of which $18,000,000 has a full valuation allowance. The state net operating losses expire in 2027 through 2031. The Company believes it is more likely than not that the remaining tax benefits associated with these net deferred tax assets will not be realized in the foreseeable future based upon its ability to generate sufficient taxable income.

Deferred tax assets (liabilities) consist of:

	December 31,
	2011	2010
Deferred tax assets—current:
Bad debt reserves	$83,000	$82,000
Inventory reserves	994,000	780,000
Warranty and other reserves	302,000	335,000
Accrued wages	—	—
	1,379,000	1,197,000
Valuation allowance	(735,000)	(842,000)
	644,000	355,000
Deferred tax liabilities—current:
Prepaid expenses	(132,000)	(122,000)
Net deferred tax assets—current	$512,000	$233,000
Deferred tax assets—non-current
Intangibles	$2,334,000	$2,014,000
Goodwill	1,617,000	2,527,000
Federal net operating loss	1,177,000	2,920,000
State net operating loss	448,000	462,000
Other	364,000	221,000
	5,940,000	8,144,000
Valuation allowance	(3,372,000)	(5,265,000)
	2,568,000	2,879,000
Deferred tax liabilities—non-current:
Depreciation	(973,000)	(1,005,000)
Net deferred tax assets—non-current	$1,595,000	$1,874,000

A reconciliation of the Federal statutory rate to the total effective tax rate applicable to income from continuing operations is as follows:

	Years ended December 31,
	2011		2010
	$	%	$	%
Federal income tax computed at statutory rates	$679,000	34.0%	$128,000	34.0%
(Decrease) increase in taxes resulting from:
State and local taxes, net of Federal tax benefit	36,000	1.8	20,000	5.3
Change in valuation allowance	(675,000)	(33.8)	(236,000)	(62.6)
Expenses not deductible for tax purposes	32,000	1.6	50,000	13.3
Increase in uncertain tax positions	15,000	0.8	11,000	2.9
Other	2,000	0.1	62,000	16.4
Income tax expense	$89,000	4.5%	$35,000	9.3%

 The Company adopted authoritative guidance issued by the FASB that pertained to the accounting for uncertain matters on January 1, 2007. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Balance at January 1, 2011	$286,000
Interest accrual	15,000
Balance at December 31, 2011	$301,000

Interest and penalties, if any, related to income tax liabilities are included in income tax expense.

The Internal Revenue Service has completed examinations of the Company’s Federal tax returns through 2007. A refund claim based on the Company’s Federal tax return for 2009 is currently awaiting review by the Joint Committee on Taxation. The Company does not expect that this review will require any material changes to the refund claim as filed.

In addition, the Company and certain of its subsidiaries file tax returns in various U.S. state jurisdictions. With few exceptions, the years that remain subject to examination are December 31, 2008 through December 31, 2010.

NOTE 12—COMMITMENTS AND CONTINGENCIES

(a)           The Company maintains a contributory defined contribution plan that covers all eligible employees. All contributions to this plan are discretionary. Amounts recognized as expense for contributions to this plan were $31,000 and $30,000 for the years ended December 31, 2011 and 2010, respectively.

(b)           An inactive wholly-owned subsidiary participated in a multi-employer pension plan until it sold substantially all of its operating assets in October 2005. This plan provided defined benefits to all of its union workers. Contributions to this plan were determined by the union contract. The Company does not administer the plan funds and does not have any control over the plan funds. As a result of the former wholly-owned subsidiary’s withdrawal from the plan, the Company estimated and recorded a withdrawal liability of approximately $369,000, which is payable in quarterly installments of approximately $8,200, which includes interest, from May 2006 through February 2026. At December 31, 2011, the outstanding amount of this withdrawal liability was approximately $292,000, which is included in long-term liabilities of discontinued operations.

(c)           Effective January 1, 2012, the Company entered into a new employment agreement with its CEO. The employment agreement provides for the CEO to serve as the Company’s President and CEO and, if elected by the Board of Directors, Chairman of the Board, for a term expiring on December 31, 2014, unless sooner terminated pursuant to the provisions of the employment agreement. Pursuant to the employment agreement, the CEO will receive a minimum annual base salary of $650,000, which will be reviewed annually by the compensation committee of the Board and may be increased, but not decreased, from time to time. The CEO is eligible for an annual discretionary incentive payment under the Company’s Executive 162(m) Bonus Plan. The CEO also receives (i) senior executive level employee benefits, (ii) an annual payment of $45,064 to cover premiums on a life insurance policy, (iii) a Company provided automobile and payment of certain related expenses, and (iv) payment and/or reimbursement of certain legal and consultants’ fees in connection with the employment agreement.

In the event the CEO’s employment is terminated by the Company without cause (as defined in the employment agreement), or the CEO resigns for good reason (as defined in the employment agreement) then, subject to his execution of a general release, the CEO will continue to receive his base salary for 18 months, a pro rata bonus for the year of termination, and the Company will pay his monthly COBRA premiums until the earlier of (a) 18 months from the date of termination, (b) his becoming eligible for medical benefits from a subsequent employer, or (c) his becoming ineligible for COBRA.

In the event the CEO’s employment is terminated by the Company without cause or the CEO resigns for good reason within two years following a change in control (as defined in the employment agreement) or, under certain circumstances, within six months prior to a change in control, then subject to the CEO’s execution of a general release, he will receive the amounts set forth in the previous paragraph either in whole or in part in a lump sum, subject to his execution of a general release. Notwithstanding the foregoing, in the event an excise tax (as defined in the employment agreement) would otherwise be incurred by the CEO, amounts paid upon a change in control will be reduced to 2.99 times his “base amount” (as determined in accordance with Sections 280G of the Internal Revenue Code of 1986, as amended).

Pursuant to the employment agreement, during term of his employment and for a period of twelve months after termination of his employment, the CEO is prohibited from (i) competing with the Company, (ii) soliciting or hiring the Company’s employees, representatives or agents, or (iii) soliciting any of the Company’s customers. The employment agreement also prohibits the CEO from using or disclosing any of the Company’s non-public, proprietary or confidential information.

(d)           At December 31, 2011 and 2010, the Company had open purchase order commitments totaling approximately $7,717,000 and $6,319,000, respectively.

(e)           The Company is a defendant or co-defendant in various actions brought about in the ordinary course of conducting its business. The Company does not believe that any of these actions are material to the consolidated financial position, results of operations or cash flows of the Company.

(f)           The Company leases certain facilities and equipment through 2014. Generally, the facility leases carry renewal provisions and require the Company to pay maintenance costs. Rental payments may be adjusted for increases in taxes and insurance above specified amounts. Rental expense for each of 2011 and 2010 amounted to approximately $252,000. Future minimum payments under non-cancelable operating leases with initial or remaining terms of more than one year as of December 31, 2011 were as follows:

2012	$238,000
2013	62,000
2014	11,000
2015	11,000

$322,000

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

The following table presents financial information by segment for the years ended December 31, 2011 and 2010. Segment operating income excludes general corporate expenses, interest expense and income taxes. Identifiable assets are those assets directly owned or utilized by the particular business.

	Consolidated	Tools	Hardware
Year ended December 31, 2011
Net revenues from unaffiliated customers	$54,541,000	$39,849,000	$14,692,000
Segment operating income	$8,282,000	$6,340,000	$1,942,000
General corporate expense - net	(5,528,000)
Interest expense	(756,000)
Income from continuing operations before income taxes	$1,998,000
Segment assets	$43,679,000	$33,106,000	$10,573,000
Corporate assets	2,907,000
Total assets	$46,586,000
Long-lived assets, including $198,000 of corporate assets	$17,866,000	$13,187,000	$4,481,000

	Consolidated	Tools	Hardware
Year ended December 31, 2010
Net revenues from unaffiliated customers	$50,609,000	$36,478,000	$14,131,000
Segment operating income	$6,689,000	$4,994,000	$1,695,000
General corporate expense	(5,070,000)
Interest expense - net	(1,243,000)
Income from continuing operations before income taxes	$376,000
Segment assets	$45,702,000	$34,955,000	$10,747,000
Corporate assets	3,193,000
Total assets	$48,895,000
Long-lived assets, including $336,000 of corporate assets	$19,221,000	$14,339,000	$4,546,000

Depreciation expense for the Tools and Hardware segments for the year ended December 31, 2011 was $1,181,000 and $198,000, respectively, and $1,166,000 and $229,000, respectively, for the year ended December 31, 2010. Amortization expense for the Tools and Hardware segments for the year ended December 31, 2011 was $354,000 and $10,000, respectively, and $354,000 and $10,000, respectively, for the year ended December 31, 2010. There were no impairment charges recorded in 2011.

The Tools segment has one customer that accounted for approximately 24.0% and 28.4%, respectively, of consolidated revenue for the years ended December 31, 2011 and 2010 and 44.6% and 43.1%, respectively, of consolidated accounts receivable as of December 31, 2011 and 2010. There are no significant customers in the Hardware segment.

NOTE 14—RELATED PARTY TRANSACTIONS

One of the Company’s directors is a principal of one of the insurance brokerage firms that the Company utilizes for the purchase of business-related insurance products. Total premiums paid to this insurance brokerage firm were $205,000 and $239,000, respectively, for the years ended December 31, 2011 and 2010.

The president of Hy-Tech is part owner of one of its vendors. During the years ended December 31, 2011 and 2010, the Company purchased approximately $1,268,000 and $827,000, respectively, of product from this vendor.

In April 2010, as part of an amendment to the Prior Credit Agreement, the Company was required to obtain subordinated loans totaling $750,000. These subordinated loans were from the CEO, in the amount of $250,000, and an unrelated party, in the amount of $500,000.  The loan payable to the unrelated party was paid in full as of December 31, 2011. The loan payable to the CEO bears interest at 8% per annum and is due October 23, 2013.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.  Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain disclosure and control procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and chief financial officer, to allow timely decisions regarding required disclosure.

Our management, with the participation of our CEO and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011. Based upon that evaluation, the CEO and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

At the conclusion of the year ended December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and chief financial officer, of the effectiveness of the design and operation of our internal control over financial reporting. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, the CEO and chief financial officer concluded that our internal controls over financial reporting were effective as of December 31, 2011.

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

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the most recently completed fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is incorporated by reference to the Company’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in 2012, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s year ended December 31, 2011.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

			Page
a)	List of Financial Statements, Financial Statement Schedules, and Exhibits
	(1)	List of Financial Statements
		The consolidated financial statements of the Company and its subsidiaries are included in Item 8 of Part II of this report.	17
	(2)	All schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.	-
	(3)	List of Exhibits	44

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

3.2	By-laws of the Registrant (as amended on July 29, 2010) (Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated July 29, 2010).

4.1	Rights Agreement, dated as of August 19, 2004, between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A dated August 19, 2004).

10.1	Credit Agreement, dated as of June 30, 2004, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 14, 2004).

10.2	Amendment to Credit Agreement, dated June 24, 2005, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 27, 2005).

10.3	Amendment No. 2 to Credit Agreement, dated December 27, 2005, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.4	Amendment No. 3 to Credit Agreement, dated February 13, 2006, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

10.5	Amendment No. 4 to Credit Agreement, dated May 11, 2006, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 4.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.6	Amendment No. 5 to Credit Agreement, dated June 29, 2006, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 30, 2006).

10.7	Amendment No. 6 to Credit Agreement, dated August 31, 2006, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 31, 2006).

10.8	Amendment No. 7 to Credit Agreement, dated February 12, 2007, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 14, 2007).

10.9	Amendment No. 8 to Credit Agreement, dated as of June 29, 2007, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc. and Hy-Tech Machine, Inc., and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 29, 2007).

10.10	Amendment No. 9 and Waiver to Credit Agreement, dated as of November 9, 2007, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

Exhibit Number	Description of Exhibit

10.11	Amendment No. 10 and Waiver to Credit Agreement, dated as of March 25, 2008, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 4.12 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.12	Amendment No. 11 and Waiver to Credit Agreement, dated as of May 12, 2008, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.13	Amendment No. 12 to Credit Agreement, dated as of June 27, 2008, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 27, 2008).

10.14	Amendment No. 13 to Credit Agreement, dated as of July 31, 2008, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated July 31, 2008).

10.15	Amendment No. 14 to Credit Agreement, dated as of November 26, 2008, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated November 26, 2008).

10.16	Amendment No. 15 to Credit Agreement, dated as of January 15, 2009, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated January 15, 2009).

10.17	Amendment No. 16 to Credit Agreement, dated as of February 17, 2009, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated February 17, 2009).

10.18	Amendment No. 17 to Credit Agreement, dated as of March 27, 2009, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated March 26, 2009).

10.19	Amendment No. 18 and Waiver to Credit Agreement, dated as of March 30, 2009, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated March 26, 2009).

10.20	Additional Term Loan Note, dated March 30, 2009, issued by the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc. and Hy-Tech Machine, Inc. payable to Citibank, N.A. (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated March 26, 2009).

Exhibit Number	Description of Exhibit

10.21	Additional Term Loan Note, dated March 30, 2009, issued by the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc. and Hy-Tech Machine, Inc. payable to HSBC Bank USA, National Association (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated March 26, 2009).

10.22	Third Amended and Restated Revolving Credit Note, dated March 30, 2009, issued by the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc. and Hy-Tech Machine, Inc. payable to Citibank, N.A. (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K dated March 26, 2009).

10.23	Third Amended and Restated Revolving Credit Note, dated March 30, 2009, issued by the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. in favor of HSBC Bank USA, National Association (Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K dated March 26, 2009).

10.24	Amendment No. 19 and Waiver to Credit Agreement, dated as of June 10, 2009, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.7 to Registrant’s Current Report on Form 8-K dated June 10, 2009).

10.25	Fourth Amended and Restated Revolving Credit Note, dated June 10, 2009, issued by the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. in favor of HSBC Bank USA, National Association (Incorporated by reference to Exhibit 10.8 to Registrant’s Current Report on Form 8-K dated March 26, 2009).

10.26	Fourth Amended and Restated Revolving Credit Note, dated June 10, 2009, issued by the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc payable to Citibank, N.A. (Incorporated by reference to Exhibit 10.9 to Registrant’s Current Report on Form 8-K dated March 26, 2009).

10.27	Amendment No. 20 and Waiver to Credit Agreement, dated as of August 27, 2009, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated August 31, 2009).

10.28	Letter Agreement, dated November 2, 2009, by and among the Registrant., Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc. and Hy-Tech Machine, Inc., Citibank, N.A. and HSBC Bank USA, National Association as lenders, and Citibank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated September 22, 2009).

10.29	Letter Agreement, dated January 22, 2010, by and among the Registrant., Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc. and Hy-Tech Machine, Inc., Citibank, N.A. and HSBC Bank USA, National Association as lenders, and Citibank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated January 27, 2010).

Exhibit Number	Description of Exhibit

10.30	Amendment No. 21 and Waiver to Credit Agreement, dated as of April 23, 2010, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. and Citibank, N.A., as Administrative Agent, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated April 23, 2010).

10.31	Secured Subordinated Promissory Note, dated as of April 23, 2010, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. in favor of Marc Schorr in the principal amount of $500,000 (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated April 23, 2010).

10.32	Secured Subordinated Promissory Note, dated as of April 23, 2010, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Embassy Industries, Inc., Green Manufacturing, Inc., Countrywide Hardware, Inc., Nationwide Industries, Inc., Woodmark International, L.P., Pacific Stair Products, Inc., WILP Holdings, Inc., Continental Tool Group, Inc., Hy-Tech Machine, Inc. in favor of Richard A. Horowitz in the principal amount of $250,000 (Incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K dated April 23, 2010).

10.33	Security Agreement, dated as of April 23, 2010, between Marc Schorr and Richard A. Horowitz, as secured parties, and the Registrant, as debtor (Incorporated by reference to Exhibit 10.4 to Registrant’s Current Report on Form 8-K dated April 23, 2010).

10.34	Security Agreement, dated as of April 23, 2010, between Marc Schorr and Richard A. Horowitz, as secured parties, and Florida Pneumatic Manufacturing Corporation, as debtor (Incorporated by reference to Exhibit 10.5 to Registrant’s Current Report on Form 8-K dated April 23, 2010).

10.35	Security Agreement, dated as of April 23, 2010, between Marc Schorr and Richard A. Horowitz, as secured parties, and Embassy Industries, Inc., as debtor (Incorporated by reference to Exhibit 10.6 to Registrant’s Current Report on Form 8-K dated April 23, 2010).

10.36	Security Agreement, dated as of April 23, 2010, between Marc Schorr and Richard A. Horowitz, as secured parties, and Green Manufacturing, Inc., as debtor (Incorporated by reference to Exhibit 10.7 to Registrant’s Current Report on Form 8-K dated April 23, 2010).

10.37	Security Agreement, dated as of April 23, 2010, between Marc Schorr and Richard A. Horowitz, as secured parties, and Countrywide Hardware, Inc., as debtor (Incorporated by reference to Exhibit 10.8 to Registrant’s Current Report on Form 8-K dated April 23, 2010).

10.38	Security Agreement, dated as of April 23, 2010, between Marc Schorr and Richard A. Horowitz, as secured parties, and Nationwide Industries, Inc., as debtor (Incorporated by reference to Exhibit 10.9 to Registrant’s Current Report on Form 8-K dated April 23, 2010).

10.39	Security Agreement, dated as of April 23, 2010, between Marc Schorr and Richard A. Horowitz, as secured parties, and Woodmark International, L.P, as debtor (Incorporated by reference to Exhibit 10.10 to Registrant’s Current Report on Form 8-K dated April 23, 2010).

10.40	Security Agreement, dated as of April 23, 2010, between Marc Schorr and Richard A. Horowitz, as secured parties, and WILP Holdings, Inc., as debtor (Incorporated by reference to Exhibit 10.11 to Registrant’s Current Report on Form 8-K dated April 23, 2010).

Exhibit Number	Description of Exhibit

10.41	Security Agreement, dated as of April 23, 2010, between Marc Schorr and Richard A. Horowitz, as secured parties, and Continental Tool Group, Inc., as debtor (Incorporated by reference to Exhibit 10.12 to Registrant’s Current Report on Form 8-K dated April 23, 2010).

10.42	Security Agreement, dated as of April 23, 2010, between Marc Schorr and Richard A. Horowitz, as secured parties, and Hy-Tech Machine, Inc., as debtor (Incorporated by reference to Exhibit 10.13 to Registrant’s Current Report on Form 8-K dated April 23, 2010).

10.43	Indemnification Agreement, dated as of April 23, 2010, by the Registrant in favor of Marc Schorr and Richard A. Horowitz (Incorporated by reference to Exhibit 10.15 to Registrant’s Current Report on Form 8-K dated April 23, 2010).

10.44	Second Loan Documents Modification Agreement, dated April 22, 2010, between Countrywide Hardware, Inc. and Wells Fargo, National Association (successor by merger to Wachovia Bank, National Association) as modifying the related (i) Mortgage, Security Agreement and Absolute Assignment of Leases, (ii) Promissory Note, and (iii) Loan Agreement, each dated May 24, 2002, between Countrywide Hardware, Inc. and Wachovia Bank, National Association, as previously amended (Incorporated by reference to Exhibit 10.15 to Registrant’s Current Report on Form 8-K dated April 23, 2010).

10.45	Acknowledgment of Events of Default and Peaceful Possession Letter, dated June 4, 2010, by WM Coffman LLC in favor of PNC Bank National Association. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated June 7, 2010).

10.46	Mutual Release Agreement, dated as of June 4, 2010, by and among PNC Bank, National Association, as agent, the Registrant, Continental Tool Group, Inc., Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Countrywide Hardware, Inc., WILP Holdings, Inc., Green Manufacturing, Inc., Embassy Industries, Inc., Nationwide Industries, Inc., Pacific Stair Products, Inc. and Woodmark International, L.P (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K dated June 7, 2010).

10.47	Termination of Agreements, Settlement of Claim and Mutual General Releases dated March 3, 2011, among the Registrant, Old Stairs Co LLC, CS Divestiture LLC and Visador Holdings, LLC (Incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.48	Agreement Settling Claims and Exchanging Mutual Releases, dated May 5, 2011, among Old Stairs Co LLC, the Registrant, Richard A. Horowitz, Christopher Kliefoth and Xiaman We Yu Wood Products Co., Ltd. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.49	Settlement of Claims and Mutual General Releases, dated August 3, 2011, by and between Old Stairs Co LLC, the Registrant and AGNL Coffman, LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011).

10.50	Loan and Security Agreement, dated as of October 25, 2010, among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech, Machine, Inc., Nationwide Industries, Inc., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P., and Capital One Leverage Finance Corporation, as agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 25, 2010.)

10.51	Subordination and Intercreditor Agreement, dated October 25, 2010, by and between Richard Horowitz and Capital One Leverage Finance Corporation, as agent (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 25, 2010).

10.52	Subordination and Intercreditor Agreement, dated October 25, 2010, by and between Marc Schorr and Capital One Leverage Finance Corporation, as agent (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated October 25, 2010).

10.53	Amended and Restated Secured Subordinated Promissory Note, dated October 25, 2010, executed by the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech, Machine, Inc., Nationwide Industries, Inc., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc. and Woodmark International, L.P.in favor of Richard Horowitz, in the original principal amount of $250,000 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated October 25, 2010).

10.54	Amended and Restated Secured Subordinated Promissory Note, dated October 25, 2010, executed by the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech, Machine, Inc., Nationwide Industries, Inc., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc. and Woodmark International, L.P in favor of Marc Schorr, in the original principal amount of $500,000 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated October 25, 2010).

Exhibit Number	Description of Exhibit

10.55	Revolver Note, dated October 25, 2010, executed by the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech, Machine, Inc. and Nationwide Industries, Inc. in favor of Capital One Leverage Finance Corporation, as agent, in the original principal amount of $15,910,000 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K dated October 25, 2010).

10.56	Term Loan Note, dated October 25, 2010, executed by the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech, Machine, Inc. and Nationwide Industries, Inc. in favor of Capital One Leverage Finance Corporation, as agent, in the original principal amount of $6,090,000 (Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K dated October 25, 2010).

10.57

Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated as of October 25, 2010, made by Countrywide Hardware, Inc. in favor of Capital One Leverage Finance Corporation, as agent (Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K dated October 25, 2010).

10.58

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

10.60	First Amendment to Loan and Security Agreement, dated as of September 21, 2011, among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech, Machine, Inc., Nationwide Industries, Inc., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P., and Capital One Leverage Finance Corporation, as agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 21, 2011).

10.61	Second Amendment to Loan and Security Agreement, dated as of November 21, 2011, among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech, Machine, Inc., Nationwide Industries, Inc., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P., and Capital One Leverage Finance Corporation, as agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 21, 2011).

10.62	Capex Term Note, dated November 21, 2011, executed by the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech, Machine, Inc. and Nationwide Industries, Inc. in favor of Capital One Leverage Finance Corporation, as agent, in the principal amount of up to $2,500,000 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 21, 2011).

10.63	Amended and Restated Secured Subordinated Promissory Note, dated October 25, 2010, executed by the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech, Machine, Inc., Nationwide Industries, Inc., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc. and Woodmark International, L.P in favor of Hy-Tech Holdings, Inc., in the original principal amount of $573,235 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated October 25, 2010).

10.64	Subordination and Intercreditor Agreement, dated October 25, 2010, by and between Hy-Tech Holdings, Inc. and Capital One Leverage Finance Corporation, as agent (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated October 25, 2010).

10.65

Termination of Promissory Note and Mutual Releases dated October 31, 2011 among the Hy-Tech Machine, Inc., Hy-Tech Holdings, Inc., Quality Gear Holdings, Inc., HTM Associates and Robert H. Ober, Elizabeth Smail, James J. Browne, Daniel Berg and James Hohman (Filed herein).

10.66	*Amended and Restated Executive Employment Agreement, dated December 19, 2008, among the Registrant and Richard A. Horowitz (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 19, 2008)

10.67	*Executive Employment Agreement, dated as of January 1, 2012, between the Registrant and Richard A. Horowitz (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 29, 2011)

10.68	*2002 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.69	*P&F Industries, Inc. 2010 CEO Deferred Compensation Plan, dated April 26, 2010 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 26, 2010).

10.70	*Grant of bonus to named executive officers with respect to performance in 2010 (Incorporated by reference to Item 5.02(e) of Registrant’s Current Report on Form 8-K dated March 9, 2011).

10.71	*Executive 162(m) Bonus Plan of the Registrant effective as of January 1, 2006 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 31, 2006).

Exhibit Number	Description of Exhibit

21	Subsidiaries of the Registrant (Filed herein).

23.1	Consent of Independent Registered Public Accounting Firm (Filed herein).

31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herein).

31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herein).

32.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herein).

32.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herein).

101	** XBRL Interactive Data

Certain instruments defining the rights of holders of the long-term debt securities of the Registrant may be omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant agrees to furnish supplementally copies of these instruments to the Commission upon request.

*	Management contract or a compensatory plan or arrangement required to be filed as an exhibit.

**          Attached as Exhibit 101 to this Annual Report on Form 10-K are the following, each formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements. This exhibit is deemed “furnished”, not “filed”. Accordingly, this exhibit will not be incorporated by reference into any registration statement filed by the Company under the Securities Act of 1933, as amended, unless specifically identified therein as being incorporated therein by reference.

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

P&F INDUSTRIES, INC.

(Registrant)

By:	/s/ Richard A. Horowitz	By:	/s/ Joseph A. Molino, Jr.
	Richard A. Horowitz Chairman of the Board President Principal Executive Officer Date: March 30, 2012		Joseph A. Molino, Jr. Vice President Principal Financial and Accounting Officer Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Richard A. Horowitz	Director	March 30, 2012
Richard A. Horowitz

/s/ Jeffrey D. Franklin	Director	March 30, 2012
Jeffrey D. Franklin

/s/ Howard Brod Brownstein	Director	March 30, 2012
Howard Brod Brownstein

/s/ Dennis Kalick	Director	March 30, 2012
Dennis Kalick

/s/ Kenneth M. Scheriff	Director	March 30, 2012
Kenneth M. Scheriff

/s/ Mitchell A. Solomon	Director	March 30, 2012
Mitchell A. Solomon

/s/ Marc A. Utay	Director	March 30, 2012
Marc A. Utay

/s/ Alan Goldberg	Director	March 30, 2012
Alan Goldberg

/s/ Robert Dubofsky	Director	March 30, 2012
Robert Dubofsky

