Form 10-Q
period 2012-03-31
P&F INDUSTRIES INC
filed 2012-05-11
CIK 75340

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of May 11, 2012 there were 3,616,562 shares of the registrant’s Class A Common Stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

i

PART I - FINANCIAL INFORMATION

Item 1.                Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS

Cash	$578,000	$443,000
Accounts receivable — net	7,808,000	6,327,000
Inventories – net	17,896,000	18,588,000
Deferred income taxes — net	512,000	512,000
Prepaid expenses and other current assets	588,000	454,000
Current assets of discontinued operations	23,000	23,000
TOTAL CURRENT ASSETS	27,405,000	26,347,000

PROPERTY AND EQUIPMENT
Land	1,550,000	1,550,000
Buildings and improvements	7,519,000	7,504,000
Machinery and equipment	17,408,000	16,803,000
	26,477,000	25,857,000
Less accumulated depreciation and amortization	15,521,000	15,091,000
NET PROPERTY AND EQUIPMENT	10,956,000	10,766,000

GOODWILL	5,150,000	5,150,000

OTHER INTANGIBLE ASSETS — net	2,050,000	1,950,000

DEFERRED INCOME TAXES — net	1,595,000	1,595,000

OTHER ASSETS — net	715,000	778,000

TOTAL ASSETS	$47,871,000	$46,586,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES

Short-term borrowings	$6,324,000	$5,648,000
Accounts payable	2,455,000	2,229,000
Accrued liabilities	2,688,000	3,338,000
Current liabilities of discontinued operations	24,000	24,000
Current maturities of long-term debt	1,115,000	1,039,000
TOTAL CURRENT LIABILITIES	12,606,000	12,278,000

Long–term debt, less current maturities	5,064,000	4,861,000
Liabilities of discontinued operations	289,000	292,000

TOTAL LIABILITIES	17,959,000	17,431,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued - 3,958,000 at March 31, 2012 and 3,956,000 at December 31, 2011	3,958,000	3,956,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	10,968,000	10,919,000
Retained earnings	17,941,000	17,235,000
Treasury stock, at cost – 342,000 shares at March 31, 2012 and December 31, 2011	(2,955,000)	(2,955,000)

TOTAL SHAREHOLDERS’ EQUITY	29,912,000	29,155,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$47,871,000	$46,586,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
	2012	2011
Net revenue	$14,317,000	$13,453,000
Cost of sales	8,706,000	8,330,000
Gross profit	5,611,000	5,123,000
Selling, general and administrative expenses	4,731,000	4,423,000
Operating income	880,000	700,000
Interest expense	142,000	221,000
Income from continuing operations before income taxes	738,000	479,000
Income tax expense	23,000	--
Net income from continuing operations	715,000	479,000

Loss from discontinued operations (no tax benefits for the three-month periods ended March 31, 2012 and 2011)	(9,000)	(17,000)

Net income	$706,000	$462,000

Basic earnings per share
Continuing operations	$0.20	$0.13
Discontinued operations	--	--
Net income per share	$0.20	$0.13

Diluted earnings per share
Continuing operations	$0.19	$0.13
Discontinued operations	--	--
Net income per share	$0.19	$0.13

Weighted average common shares outstanding:
Basic	3,616,000	3,615,000
Diluted	3,678,000	3,678,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

		Class A Common Stock, $1 Par		Additional paid-in	Retained	Treasury stock
	Total	Shares	Amount	capital	earnings	Shares	Amount

Balance, January 1, 2012	$29,155,000	3,956,000	$3,956,000	$10,919,000	$17,235,000	(342,000)	$(2,955,000)

Net income	706,000	--	--	--	706,000	--	--

Exercise of 2,000 options	4,000	2,000	2,000	2,000	--	--	--

Stock-based compensation	47,000	--	--	47,000	--	--	--

Balance, March 31, 2012	$29,912,000	3,958,000	$3,958,000	$10,968,000	$17,941,000	(342,000)	$(2,955,000)

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended March 31,
	2012	2011
Cash Flows from Operating Activities
Net income	$706,000	$462,000

Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Loss from discontinued operations	9,000	17,000
Non-cash charges:
Depreciation and amortization	428,000	398,000
Amortization of other intangible assets	100,000	87,000
Amortization of other assets	68,000	71,000
(Recovery of) provision for losses on accounts receivable	(2,000)	19,000
Stock-based compensation	47,000	35,000
Changes in operating assets and liabilities:
Accounts receivable	(1,478,000)	(990,000)
Notes and other receivables	(9,000)	45,000
Inventories	692,000	700,000
Prepaid expenses and other current assets	(124,000)	(252,000)
Other assets	(6,000)	--
Accounts payable	226,000	14,000
Accrued liabilities	(650,000)	(488,000)
Total adjustments	(699,000)	(344,000)
Net cash provided by operating activities of continuing operations	7,000	118,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended March 31,
	2012	2011
Cash Flows from Investing Activities:
Capital expenditures	$(620,000)	$(183,000)
Proceeds from disposal of fixed assets	--	1,000
Purchase of product license	(200,000)	--
Net cash used in investing activities	(820,000)	(182,000)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	4,000	--
Proceeds from short-term borrowings	12,856,000	7,525,000
Repayments of short-term borrowings	(12,180,000)	(7,318,000)
Proceeds from term loan	381,000	--
Repayments of term loan	(101,000)	(101,000)
Net cash provided by financing activities	960,000	106,000

Cash Flows from Discontinued Operations:
Operating activities	(12,000)	(15,000)
Net cash used in discontinued operations	(12,000)	(15,000)

Net increase in cash	135,000	27,000
Cash at beginning of period	443,000	874,000
Cash at end of period	$578,000	$901,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$151,000	$200,000
Income taxes	$30,000	$—

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

The unaudited consolidated condensed balance sheet information as of December 31, 2011 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The interim financial statements contained herein should be read in conjunction with that Report.

Principles of Consolidation

The unaudited consolidated condensed financial statements contained herein include the accounts of P&F Industries, Inc. and its subsidiaries, (“P&F”). All significant intercompany balances and transactions have been eliminated.

The Company

The Company operates in two primary lines of business, or segments: (i) tools and other products (“Tools”) and (ii) hardware and accessories (“Hardware”). P&F and its subsidiaries are herein referred to collectively as the “Company.”

Tools

The Company conducts its Tools business through a wholly-owned subsidiary, Continental Tool Group, Inc. (“Continental”), which in turn currently operates through its wholly-owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”).

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

Hy-Tech manufactures and distributes its own line of industrial pneumatic tools. Hy-Tech also produces over sixty types of tools, which include impact wrenches, grinders, drills, and motors. Further, it also manufactures tools to customer unique specifications. Its customers include refineries, chemical plants, power generation, heavy construction, oil and mining companies. In addition, Hy-Tech manufactures an extensive line of pneumatic tool replacement parts that are sold competitively to the original equipment manufacturer. It also manufactures and distributes high pressure stoppers for hydrostatic testing of fabricated pipe. It also produces a line of siphons. Other than a line of sockets that are imported from Israel, all Hy-Tech products are made in the United States of America.

Hardware

The Company conducts its Hardware business through a wholly-owned subsidiary, Countrywide Hardware Inc. (“Countrywide”). Countrywide conducts its business operations through its wholly-owned subsidiary, Nationwide Industries, Inc. (“Nationwide”). Nationwide is a developer, importer, and manufacturer of fencing hardware, patio products, and door and window accessories including rollers, hinges, window operators, sash locks, custom zinc castings and door closers. Additionally, Nationwide also markets a line of kitchen and bath fixtures.

Management Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in those financial statements.  Certain significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, inventory, goodwill, intangible assets and other long-lived assets, income taxes and deferred taxes.  Descriptions of these policies are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate.  As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions.  Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Recently Adopted Accounting Standards

During the three-month period ended March 31, 2012, the Company did not adopt any new accounting standards.

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

The Company examined the facts and circumstances pertaining to an indirect, wholly-owned subsidiary, WM Coffman LLC (now known as Old Stairs Co (“WMC”)) to determine if it is the primary beneficiary, by considering whether or not it has the power to direct the most significant activities of the entity. The Company has concluded that it does not direct the most significant activities at WMC, nor does it have an obligation to absorb losses or the right to receive benefits from WMC and, therefore, is not considered the primary beneficiary. Accordingly, the Company did not consolidate WMC.

The Company will perform an ongoing reassessment of the facts and circumstances pertaining to WMC to determine whether or not WMC continues to be a VIE and if so, whether or not the Company may have become the primary beneficiary.

NOTE 3 — EARNINGS PER SHARE

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

The following table sets forth the elements of basic and diluted (loss) earnings per common share:

	Three months ended
	March 31,
	2012	2011
Numerator:
Numerator for basic and diluted earnings (loss) per common share:
Earnings from continuing operations	$715,000	$479,000
(Loss) from discontinued operations	(9,000)	(17,000)
Net income	$706,000	$462,000

Denominator:
Denominator for basic earnings per share-weighted average common shares outstanding	3,616,000	3,615,000

Dilutive securities	62,000	63,000

Denominator for diluted earnings per share-weighted average common shares outstanding	3,678,000	3,678,000

At March 31, 2012 and 2011 and during the three-month periods ended March 31, 2012 and 2011, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Class A Common Stock for the period. These options are antidilutive and are excluded from the computation of earnings per share. The weighted average antidilutive stock options outstanding were as follows:

	Three months ended
	March 31,
	2012	2011
Weighted average antidilutive stock options outstanding	584,000	514,000

NOTE 4 - STOCK-BASED COMPENSATION

Stock-based Compensation

Total stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of stock options.  Compensation expense attributable to stock-based compensation was approximately $47,000 and $35,000 during the three-month periods ended March 31, 2012 and 2011, respectively.  The compensation expense is recognized in selling, general and administrative expenses on the Company’s statements of operations on a straight-line basis over the vesting periods.  The Company recognizes compensation cost over the requisite service period. However, the exercisability of the respective non-vested options, which are at pre-determined dates on a calendar year, do not necessarily correspond to the period(s) in which straight-line amortization of compensation cost is recorded. As of March 31, 2012, the Company had approximately $155,000 of total unrecognized compensation cost related to non-vested awards granted under our stock-based plans, which it expects to recognize over a weighted-average period of one year.

The expected term was based on historical exercises and terminations. The volatility is determined based on historical stock prices. The dividend yield is 0% as the Company has historically not declared dividends and does not expect to declare any in the future.

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

The following is a summary of the changes in outstanding options during the three-month period ended March 31, 2012:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2012	655,124	$6.50	5.2	$31,000
Granted	—	—		—
Exercised	2,000	2.17
Forfeited	—	—
Expired	—	—
Outstanding, March 31, 2012	653,124	$6.51	5.1	$59,000

Vested and expected to vest, March 31, 2012	478,457	$7.42	4.0	$20,000

The following is a summary of changes in non-vested shares for the three months ended March 31, 2012:

	Option Shares	Weighted Average Grant- Date Fair Value
Non-vested shares, January 1, 2012	174,667	$2.43
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested shares, March 31, 2012	174,667	$2.43

The number of shares of Class A Common Stock reserved for stock options available for issuance under the Current Plan as of March 31, 2012 was 302,712. All of the options outstanding at March 31, 2012 were issued under the Current Plan.

NOTE 5 — RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any other recently issued, but not yet effective accounting standards, if currently adopted would have a material effect on our consolidated condensed financial statements.

NOTE 6 - ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	March 31, 2012	December 31, 2011
Accounts receivable	$8,031,000	$6,553,000
Allowance for doubtful accounts	(223,000)	(226,000)
	$7,808,000	$6,327,000

NOTE 7 — INVENTORIES

Inventories - net consist of:

	March 31, 2012	December 31, 2011
Raw material	$2,113,000	$2,301,000
Work in process	952,000	979,000
Finished goods	17,019,000	17,459,000
	20,084,000	20,739,000
Reserve for obsolete and slow-moving inventories	(2,188,000)	(2,151,000)
	$17,896,000	$18,588,000

NOTE 8 - GOODWILL AND OTHER INTANGIBLE ASSETS

During the three-month period ended March 31, 2012 there was no change to the carrying value of goodwill.

Other intangible assets were as follows:

	March 31, 2012			December 31, 2011
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships	$5,070,000	$3,662,000	$1,408,000	$5,070,000	$3,581,000	$1,489,000
Non-compete and employment agreements	760,000	760,000	—	760,000	760,000	—
Trademarks	199,000	—	199,000	199,000	—	199,000
Drawings	290,000	74,000	216,000	290,000	70,000	220,000
Licensing	305,000	78,000	227,000	105,000	63,000	42,000
Totals	$6,624,000	$4,574,000	$2,050,000	$6,424,000	$4,474,000	$1,950,000

Amortization expense for intangible assets subject to amortization was as follows:

Three months ended March 31,
2012	2011
$100,000	$87,000

Amortization expense for each of the twelve-month periods ending March 31, 2013 through March 31, 2017 is estimated to be as follows: 2013 - $377,000 ; 2014 - $233,000 ; 2015 - $233,000; 2016 - $230,000 and 2017 - $175,000.  The weighted average amortization period for intangible assets was 7.66 years at March 31, 2012 and 8.16 years at December 31, 2011.

NOTE 9 - DEBT

P&F, along with Florida Pneumatic, Hy-Tech and Nationwide, as borrowers, entered into a Credit Agreement, (“Credit Agreement”) with Capital One Leverage Finance Corporation, as agent (“COLF”). The Credit Agreement, entered into in October 2010, has a three-year term, with maximum borrowings of $22,000,000 at that time.  The Credit Agreement provides for a Revolving Credit Facility (“Revolver”) with a maximum borrowing of $15,910,000. At March 31, 2012 and December 31, 2011, the balances owing on the Revolver were $6,324,000 and $5,648,000, respectively.  Direct borrowings under the Revolver are secured by the Company’s accounts receivable, mortgages on the Company’s real property located in Cranberry, PA, Jupiter, FL and Tampa, FL (“Real Property”),  inventory and equipment and are cross-guaranteed by certain of the Company’s subsidiaries (the “Subsidiary Guarantors”). Revolver borrowings bear interest at LIBOR (London InterBank Offered Rate) or the Base Rate, as defined in the Credit Agreement, plus the currently applicable margin rates. Beginning April 1, 2011, the loan margins applicable to borrowings on the Revolver are determined based upon the computation of total debt divided by earnings before interest, taxes, depreciation and amortization (“EBITDA”).

On November 21, 2011, the Company and COLF entered into the Second Amendment to Credit Agreement, (the “Amendment”). The Amendment, among other things, (i) reduced the applicable loan margins for Revolver borrowings by 0.25% or 0.50%, depending on the applicable leverage ratio, (ii) increased the maximum aggregate amount of permitted Capital Expenditures (as defined in the Loan Agreement) for 2012 and 2013 from an aggregate of $1,000,000 to an aggregate of $2,500,000 and (iii) established a $2,500,000 Capital Expenditure loan commitment by COLF, pursuant to which COLF may make one or more Capex Loans (as defined in the Amendment) to the Company under the terms set forth in the Amendment, a (“Capex term loan”). As such, pursuant to the Amendment, the total commitment by COLF for the Credit Agreement increased from $22,000,000 to $24,500,000. Further, as a result of the Amendment, the applicable loan margins range from 2.50% to 3.50% for LIBOR borrowings and from 1.50% to 2.50% for borrowings at Base Rate. Loan margins added to Revolver borrowings at March 31, 2012 and December 31, 2011 were 2.75% and 1.75%, respectively, for borrowings at LIBOR and the Base Rate.

The Company is required to provide, among other things, monthly financial statements, monthly borrowing base certificates as well as certificates of compliance of various financial covenants. The Company is in compliance with all financial covenants. As part of the Credit Agreement, if an event of default occurs, the interest rate would increase by two percent per annum during the period of default.

The Credit Facility also contains a $6,090,000 term loan (the “Term Loan”), which is secured by mortgages on the real property, accounts receivable, inventory and equipment. The Term Loan amortizes approximately $34,000 each month with a balloon payment at maturity of the Credit Agreement. The balance due on the Term Loan at March 31, 2012 and December 31, 2011 was $5,549,000 and $5,650,000, respectively. The Credit Agreement requires the Company to make prepayments, to be applied to the Term Loan, of 25% of excess annual cash flow, as defined in the Credit Agreement, or in the event of a sale of any real estate assets. Based on 2011 excess cash flows, the Company will make a payment of approximately $633,000 in the second quarter of 2012. This amount is included in current maturities of long-term debt on the consolidated condensed balance sheet. Term Loan borrowings bear interest at LIBOR or the prime interest rate plus the currently applicable margin rates, which were 5.75% and 4.75%, respectively, at March 31, 2012 and December 31, 2011.

In accordance with the Amendment, the Company, in March 2012, borrowed $380,000 as a Capex term loan. This obligation amortizes approximately $6,000 each month over a five-year period, with a balloon payment at maturity of the Credit Agreement. This Capex term Loan bears interest at LIBOR or the prime interest rate plus the currently applicable margin rates, which were 2.50% and 3.50%, respectively, at March 31, 2012.

In April 2010, as part of an amendment to the Company’s prior credit agreement, the Company was required to obtain subordinated loans of $750,000, (the “Subordinated Loans”). These Subordinated Loans bear interest at 8% per annum. The Subordinated Loans were provided by the Company’s Chief Executive Officer (“CEO”), in the amount of $250,000, and an unrelated party, in the amount of $500,000, each with a maturity date of October 25, 2013. During 2011, pursuant to a subordination agreement with COLF, the principal amount owed to the unrelated third party was paid in full from excess cash flows, as defined in such subordination agreement.

NOTE 10—RELATED PARTY TRANSACTIONS

The president of one of the Company’s subsidiaries is part owner of one of the subsidiary’s vendors. During the three-month periods ended March 31, 2012 and 2011, the Company purchased approximately $199,000 and $231,000, respectively of product from this vendor.

NOTE 11 - BUSINESS SEGMENTS

P&F operates in two primary lines of business, or segments: (i) tools and other products (“Tools”) and (ii) hardware and accessories (“Hardware”). For reporting purposes, Florida Pneumatic and Hy-Tech are combined in the Tools segment, while Nationwide is currently the only subsidiary in the Hardware segment. The Company evaluates segment performance based primarily on segment operating income. The accounting policies of each of the segments are the same as those referred to in Note 1.

Three months ended March 31, 2012	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$14,317,000	$9,672,000	$4,645,000

Segment operating income	$2,423,000	$1,729,000	$694,000
General corporate expense	(1,543,000)
Interest expense – net	(142,000)
Earnings before income taxes	$738,000

Segment assets	$44,901,000	$32,455,000	$12,446,000
Corporate assets	2,970,000
Total assets	$47,871,000

Long-lived assets, including $123,000 at corporate	$18,156,000	$13,387,000	$4,646,000

Three months ended March 31, 2011	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$13,453,000	$9,720,000	$3,733,000

Segment operating income	$2,054,000	$1,617,000	$437,000
General corporate expense	(1,354,000)
Interest expense – net	(221,000)
Earnings before income taxes	$479,000

Segment assets	$45,682,000	$33,705,000	$11,977,000
Corporate assets	3,344,000
Total assets	$49,026,000

Long-lived assets, including $331,000 at corporate	$18,918,000	$14,079,000	$4,508,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of P&F Industries, Inc. and subsidiaries (“P&F”, or the “Company”). P&F and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” and their opposites and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. Any forward-looking statements contained herein, including those related to the Company’s future performance, are based upon the Company’s historical performance and on current plans, estimates and expectations. All forward-looking statements involve risks and uncertainties. These risks and uncertainties could cause the Company’s actual results for the 2012 fiscal year and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company for a number of reasons, as previously disclosed in the Company’s public filings, including in its Annual Report on Form 10-K for the year ended December 31, 2011. Forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Tools

Continental operates through its wholly-owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”).

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

Hardware

We conduct our Hardware business through Countrywide. Countrywide conducts its business operations through its wholly-owned subsidiary, Nationwide Industries, Inc. (“Nationwide”).

Nationwide is an importer and manufacturer of door, window and fencing hardware, and accessories including rollers, hinges, window operators, sash locks, custom zinc castings and door closers. Nationwide’s products are sold through in-house sales personnel and manufacturers’ representatives to distributors, retailers and original equipment manufacturer (“OEM”) customers. End users of Nationwide’s products include contractors, home builders, pool and patio distributors, OEM/private label customers and general consumers. Additionally, Nationwide also markets a kitchen and bath product line. Nationwide currently out-sources the manufacturing of approximately 90% of its product with several overseas factories, while retaining design, quality control, and patent and trademark control. There are redundant sources for most products. Nationwide manufactures approximately 10% of its products sold including rollers, hinges and pool enclosure products at its facility in Tampa, Florida.

Overview

When comparing the first quarter of 2012 to the same period in 2011, we, among other things:

•	increased consolidated revenue more than $864,000 or 6.4%;
•	improved consolidated gross margins 1.1 percentage points to 39.2%
•	increased net income from continuing operations to $715,000 from $479,000 – an increase of 49.3% and,
•	improved diluted earnings per share from continuing operations to $0.19 from $0.13.

KEY INDICATORS

Economic Measures

Much of our business is driven by the ebbs and flows of the general economic conditions in both the United States and, to a lesser extent, abroad.  Our Tools segment focuses on a wide array of customer types; it does not rely as much on specific economic measures or indicators. The Tools segment tends to track the general economic conditions of the United States, industrial production and general retail sales, all of which have, for the most part, only slight improvement during 2012 compared to 2011.  The key economic measures for Hardware group were the general economic conditions of the United States and to a lesser extent the housing market.

Another key economic measure relevant to us is the cost of the raw materials in our products. Key materials include metals, especially various types of steel and aluminum. Also important is the value of the dollar in relation to the Taiwan dollar, as we purchase a significant portion of our products from Taiwan. Purchases from Chinese sources are made in U.S. dollars. However, if the Chinese currency, the Renminbi, were to be revalued against the dollar, there could be a significant negative impact on the cost of our products.

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

There have been no material changes in our critical accounting policies and estimates from those discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

RESULTS OF OPERATIONS

The table below provides an analysis of our net revenue for the three-month periods ended March 31, 2012 and 2011:

Revenue

	Three-months Ended March 31,
	2012	2011	Variance	Variance
			$	%
Tools
Florida Pneumatic	$5,417,000	$5,574,000	$(157,000)	(2.8)%
Hy-Tech	4,255,000	4,146,000	109,000	2.6
Tools Total	9,672,000	9,720,000	(48,000)	(0.5)

Hardware
Hardware Total	4,645,000	3,733,000	912,000	24.4

Consolidated	$14,317,000	$13,453,000	$864,000	6.4%

All revenues are generated in U.S. dollars and are not impacted by changes in foreign currency exchange rates.

Unless otherwise stated below, we believe that our relationships with all our key customers, given the current economic conditions, remain good. There were no major trends or uncertainties that had, or we could reasonably expect could have a material impact on our revenue. There was no unusual or infrequent event, transaction or any significant economic change that materially affected our results of operations.

Tools

Florida Pneumatic markets its air tool products to two primary sectors within the pneumatic tool market; retail and industrial/catalog. Additionally, Florida Pneumatic also markets, to a much lesser degree, air tools to the automotive market. It also generates revenue from its Berkley products line as well as a line of air filters and other OEM parts. An analysis of Florida Pneumatic revenue for 2012 and 2011 is as follows:

	Three-Months Ended March 31,
	2012		2011
Revenue analysis – Florida Pneumatic	Revenue	Percent of revenue	Revenue	Percent of revenue
Retail – major customer	$2,460,000	45.4%	$3,212,000	57.6%
Industrial/catalog	2,009,000	37.1	1,545,000	27.7
Automotive	305,000	5.6	271,000	4.9
Other	643,000	11.9	546,000	9.8
Total	$5,417,000	100.0%	$5,574,000	100.0%

During the first quarter of 2012 Florida Pneumatic continued its growth in the higher gross margin, industrial/catalog sector. As a result, it was able to increase revenue in this sector $464,000 or 30.0%, when compared to the first quarter of 2011. We intend to continue to expand our marketing efforts in the industrial/catalog market. Florida Pneumatic also increased revenue at its automotive line $34,000 or 12.5%. Other revenue, which includes revenue from its Berkley, air filters and OEM lines, in the aggregate increased $97,000 or 17.8%. However, when comparing the first quarter of 2012 to the same period in 2011, revenue from its major retail customer declined $752,000 or 23.4%. This decline was due primarily to the initial roll-out of a program during the first quarter of 2011 to a new retail partner of our major customer, which did not repeat during the first quarter of 2012.

Hy-Tech focuses primarily on the industrial sector of the pneumatic tools market.  Hy-Tech creates quality replacement parts for pneumatic tools, markets its own value/added line of air tools as well as distributes a complementary line of sockets (“ATP”).

	Three-Months Ended March 31,
	2012		2011
Revenue analysis – Hy-Tech	Revenue	Percent of revenue	Revenue	Percent of revenue
ATP	$2,624,000	61.7%	$2,926,000	70.6%
Hy-Tech Machine	403,000	9.5	512,000	12.3
Major Customer	1,095,000	25.7	594,000	14.3
Other	133,000	3.1	114,000	2.8
Total	$4,255,000	100.0%	$4,146,000	100.0%

As noted in the table above, Hy-Tech increased its revenue $109,000 or 2.6% when comparing the first quarter of 2012 to 2011. Hy-Tech’s overall improvement is due primarily to increased product demand from its major customer; resulting in an increase in revenue from this customer of $501,000 or 84.3%, when comparing the first quarter of 2012 to 2011. Partially offsetting this increase was a decline of $302,000 in revenue from sales of our ATP product line. Additionally, Hy-Tech Machine products, which primarily focus on mining, construction and industrial manufacturing markets (“Hy-Tech Machine”) also declined by $109,000 or 21.3% when comparing the first quarter of 2012 to the same period in 2011.

Hardware

Our Hardware segment, which currently consists of only Nationwide, generates revenue from the sale of fencing and gate hardware, kitchen and bath accessories, OEM products and patio hardware.

	Three-Months Ended March 31,
	2012		2011
Revenue analysis – Nationwide	Revenue	Percent of revenue	Revenue	Percent of revenue
Fence and gate hardware	$3,078,000	66.3%	$2,402,000	64.3%
Kitchen and bath	846,000	18.2	760,000	20.4
OEM	433,000	9.3	367,000	9.8
Patio	288,000	6.2	204,000	5.5
Total	$4,645,000	100.0%	$3,733,000	100.0%

When comparing the first quarter of 2012 to 2011, Nationwide increased its fence and gate hardware product line revenue by $676,000 or 28.1%. This improvement is due primarily to the introduction of new products, as well as expanded marketing efforts, which effectively has increased the size of its customer base.  Nationwide intends to continue its current growth strategy which is to develop new products and accessories, as well as to continue to expand its national market campaign. Revenue generated from its Patio products line, improved $84,000 or 41.2%. Despite the ongoing weak market conditions for its kitchen & bath line, when comparing the first quarter of 2012 and 2011, Nationwide increased kitchen and bath product line revenue $86,000 or 11.3%. Lastly, OEM revenue increased $66,000 or 18.0%. With fence and gate hardware being the primary contributor to Nationwide’s increase in revenue, we will continue to focus more attention on new product development and market expansion to this product. We are also focusing on upgrading our kitchen and bath product line.

Gross Margins / Profits

	March 31,		Change
	2012	2011	Amount	%
Tools	$3,832,000	$3,711,000	$121,000	3.3%
As percent of respective revenue	39.6%	38.2%	1.4 pts.
Hardware	$1,779,000	$1,412,000	$367,000	26.0%
As percent of respective revenue	38.3%	37.8%	0.5 pts.
Consolidated	$5,611,000	$5,123,000	$488,000	9.5%
As percent of respective revenue	39.2%	38.1%	1.1 pts.

Tools

Gross margins generated by our Tools segment during the first quarter of 2012 increased 1.4 percentage points when compared to the same period in 2011. Specifically, Florida Pneumatic’s gross margin increased 1.5 percentage points, with gross profit improving $29,000, and Hy-Tech’s gross margin improved 1.1 percentage points with gross margin increasing $92,000.  The improvement in gross margin at Florida Pneumatic is primarily due to increased industrial/catalog revenue during the first quarter of 2012 compared to the same period in 2011. The improvement in gross margin at Hy-Tech is the result of product mix as well as improved cost of manufacturing.

Hardware

Gross margin generated during the first quarter of 2012 by our Hardware segment improved 0.5 percentage point when compared to the same period in 2011. This increase is primarily due to product mix. The increase in gross profit of $367,000 was due primarily to increased revenue during the first quarter of 2012 compared to the same period in 2011.

Selling and general and administrative expenses

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

During the first quarter of 2012, our SG&A was $4,731,000, compared to $4,423,000, for the same three-month period in 2011. Significant line items contributing to the increase include; (i) an increase of $256,000 in compensation, which is comprised of base salaries and wages, accrued performance-based bonus incentives, associated payroll taxes and employee benefits, (ii) primarily the result of improved revenue, our variable expenses, which includes commissions, freight out, travel and entertainment and advertising costs increased an aggregate amount of $88,000, (iii) an increase in our professional fees of $52,000, and (iv) an increase in our depreciation and amortization expense of $28,000. These increases were partially offset by among other things, reductions in warranty, and certain promotional expenses which, in the aggregate were $86,000.

Interest

Our net interest expense during the first quarter of 2012 was $142,000, compared to $221,000 for the same period in the prior year. The most significant item affecting interest expense this quarter was a reduction in our short term revolver borrowings during the comparative three-month periods ending March 31, 2012 and 2011. The average balance of short term borrowings during the first quarter of 2012 was $6,120,000, compared to $9,996,000 during the same three-month period in 2011. As a result, interest expense attributable to short term borrowing decreased to $47,000 during the first quarter of 2012, from $104,000, incurred in during the first quarter of 2011. In 2011 we repaid the balance owed on our debt obligation to the sellers of Hy-Tech, as a result, there was no interest expense attributable to this debt in the first quarter of 2012, compared to $11,000 in the first quarter of 2011. Further, during 2011, we repaid $500,000 of the Subordinated Loans (see Liquidity and Capital Resources below), resulting in an interest savings of $10,000.

Income Taxes

We had an effective tax rate of 3.1% applied to our income from continuing operations for the three-month period ended March 31, 2012 due to the utilization of net operations loss carry-forwards that can be applied to current year income. We currently believe that this effective tax rate will be applied for the remainder of 2012, due to the availability of additional net operating loss carry-forwards.

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

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	March 31, 2012	December 31, 2011
Working Capital of continuing operations	$14,800,000	$14,070,000
Current Ratio of continuing operations	2.18 to 1.0	2.15 to 1.0
Shareholders’ Equity	$29,912,000	$29,155,000

We entered into a Credit Agreement, (“Credit Agreement”) with Capital One Leverage Finance Corporation, as agent (“COLF”). The Credit Agreement, entered into in October 2010, has a three-year term, with maximum borrowings of $22,000,000 at that time.  The Credit Agreement provides for a Revolving Credit Facility (“Revolver”) with a maximum borrowing of $15,910,000. At March 31, 2012 and December 31, 2011, the balances owing on the Revolver were $6,324,000 and $5,648,000, respectively.  Direct borrowings under the Revolver are secured by our accounts receivable, mortgages on our real property located in Cranberry, PA, Jupiter, FL and Tampa, FL,  inventory and equipment and are cross-guaranteed by certain of our subsidiaries. Revolver borrowings bear interest at LIBOR (London InterBank Offered Rate) or the Base Rate, as defined in the Credit Agreement, plus the currently applicable margin rates. Beginning April 1, 2011, the loan margins applicable to borrowings on the Revolver are determined based upon the computation of total debt divided by earnings before interest, taxes, depreciation and amortization (“EBITDA”).

On November 21, 2011, we and COLF entered into the Second Amendment to Credit Agreement, (the “Amendment”). The Amendment, among other things, (i) reduced the applicable loan margins for Revolver borrowings by 0.25% or 0.50%, depending on the applicable leverage ratio, (ii) increased the maximum aggregate amount of permitted Capital Expenditures (as defined in the Loan Agreement) for 2012 and 2013 from an aggregate of $1,000,000 to an aggregate of $2,500,000 and (iii) established a $2,500,000 Capital Expenditure loan commitment by COLF, pursuant to which COLF may make one or more Capex Loans (as defined in the Amendment) to us under the terms set forth in the Amendment, a (“Capex term loan”). As such, pursuant to the Amendment, the total commitment by COLF for the Credit Agreement increased from $22,000,000 to $24,500,000. Further, as a result of the Amendment, the applicable loan margins range from 2.50% to 3.50% for LIBOR borrowings and from 1.50% to 2.50% for borrowings at Base Rate. Loan margins added to Revolver borrowings at March 31, 2012 and December 31, 2011 were 2.75% and 1.75%, respectively, for borrowings at LIBOR and the Base Rate.

The Credit Facility also contains a $6,090,000 term loan (the “Term Loan”), which is secured by mortgages on the real property, accounts receivable, inventory and equipment. The Term Loan amortizes approximately $34,000 each month with a balloon payment at maturity of the Credit Agreement. The balance due on the Term Loan at March 31, 2012 and December 31, 2011 was $5,549,000 and $5,650,000, respectively. The Credit Agreement requires us to make prepayments, to be applied to the Term Loan, of 25% of excess annual cash flow, as defined in the Credit Agreement, or in the event of a sale of any real estate assets. Based on 2011 excess cash flows, we will make a payment of approximately $633,000 in April 2012. This amount is included in current maturities of long-term debt on the consolidated balance sheet. Term Loan borrowings bear interest at LIBOR or the prime interest rate plus the currently applicable margin rates, which were 5.75% and 4.75%, respectively, at March 31, 2012 and December 31, 2011.

In March 2012, in accordance with the Second Amendment to the Credit Agreement discussed above, we borrowed $380,000 as a Capex term loan. This obligation amortizes approximately $6,000 each month over a five year period, with a balloon payment at maturity of the Credit Agreement. This Capex term Loan bears interest at LIBOR or the prime interest rate plus the currently applicable margin rates, which were 2.50% and 3.50%, respectively, at March 31, 2012.

In April 2010, as part of an amendment to a prior credit agreement, we were required to obtain subordinated loans of $750,000, (the “Subordinated Loans”), of which $250,000 was provided by our Chief Executive Officer. These Subordinated Loans bear interest at 8% per annum. The Subordinated Loans also included $500,000 which was provided by an unrelated party. These Subordinated Loans each mature on October 25, 2013. During 2011, pursuant to a subordination agreement with COLF, the principal amount owed to the unrelated third party was paid in full from excess cash flows, as defined in such subordination agreement.

During the three-month period ended March 31, 2012, our cash increased $135,000 to $578,000 from $443,000 at December 31, 2011.  Our total bank debt at March 31, 2012 was $12,253,000, compared to $11,298,000 at December 31, 2011. The increase is due primarily to the Capex term loan of $380,000 plus, as described above, plus an increase in our Revolver borrowings of $674,000. The aforementioned also contributed to the percent of the total debt to total book capitalization (total debt divided by total debt plus equity) increasing slightly to 29.5% at March 31, 2012, compared to 28.4% at December 31, 2011.

We had net cash of $7,000 provided by operating activities of continuing operations for the three-month period ended March 31, 2012, compared to $118,000 during the same period in the prior year. Capital spending was approximately $620,000 for the three-month period ended March 31, 2012, compared to $183,000 during the same period in the prior year.  Capital expenditures for the balance of 2012 are expected to be approximately $1,300,000, some of which may be financed through our credit facilities or financed through independent third party financial institutions. The remaining 2012 capital expenditures will primarily be for expansion of existing product lines and replacement of equipment.

Significant Customer

We have one customer in the Tools segment that accounted for approximately 17.2% of consolidated revenue for the three-month period ended March 31, 2012 and 24.6% of consolidated accounts receivable as of March 31, 2012. The products we sell to this customer are part of a major brand and we believe the brand has extreme value in today’s marketplace. Generally, our revenue from retail customers increases to peak levels during the holiday season shipping period, which is typically during the fourth calendar quarter. During the first quarter of 2012 this customer reduced its December 31, 2011 accounts receivable balance of $2,816,000 to $1,924,000, which, but for special orders or other seasonal promotions, approximates the average accounts receivable balance. To date, this customer continues, with minor exceptions, to be current in its payments.

We believe that, should this customer be unable to make any future payments, it would likely negatively impact our working capital, but would not affect our ability to remain a going concern. We are currently investigating various means by which we can protect our accounts receivable balance with this customer.

As previously noted, inventory is also a component of the collateral against which we are able to borrow funds under the terms of the Revolver. While we hold inventory in our warehouse for this customer, we believe the vast majority of items can be repackaged and sold to other customers, without significant additional expense. Since this inventory can be sold to others, we do not believe our ability to borrow funds under the terms of the Revolver would be materially adversely affected in the event this customer is unable to purchase such inventory. At March 31, 2012 and December 31, 2011, we had approximately $1,722,000 and $1,700,000, respectively, of inventory for this customer.

We and COLF continue to monitor the financial status and creditworthiness of this customer. However, there can be no assurance that COLF will continue to permit borrowings against this customer’s eligible accounts receivable or the inventory we hold for this customer.

OFF-BALANCE SHEET ARRANGEMENTS

In accordance with Accounting Standards Codification (“ASC”) 810-10-40 (“ASC 810”), as of June 30, 2010, we deconsolidated WMC and therefore do not include its financial position in the Company’s consolidated condensed financial statements. We believe that neither the Company nor any of its subsidiaries other than WMC are legally responsible for any of the liabilities belonging to WMC.  Until such time as these obligations have been resolved, either directly with the creditors, discharged by a court of law, or otherwise eliminated, WMC is required to maintain these obligations on its books, which at March 31, 2012 and December 31, 2011 were approximately $1.4 million.  We will, as required by ASC 810, re-evaluate the facts and circumstances regarding whether or not we should consolidate WMC at each future reporting period.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any other recently issued, but not yet effective accounting standards, if currently adopted would have a material effect on our condensed consolidated financial statements.

Item 3.             Quantitative And Qualitative Disclosures About Market Risk

Not required.

Item 4.             Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, identified in connection with the evaluation required by Exchange Act Rule 13a-15(d), that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to the legal proceedings disclosure described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A.	Risk Factors

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None.

Item 6.	Exhibits

See “Exhibit Index” immediately following the signature page.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P&F INDUSTRIES, INC.
(Registrant)

	By	/s/ Joseph A. Molino, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: May 11, 2012		(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit

10.1	Executive Employment Agreement, dated as of January 1, 2012, between the Registrant and Richard A. Horowitz (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 29, 2011).

31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

A copy of any of the foregoing exhibits to this Quarterly Report on Form 10-Q may be obtained, upon payment of the Registrant’s reasonable expenses in furnishing such exhibit, by writing to P&F Industries, Inc., 445 Broadhollow Road, Suite 100, Melville New York 11747, Attention: Corporate Secretary.

