Form 10-Q
period 2012-06-30
P&F INDUSTRIES INC
filed 2012-08-14
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

As of August 11, 2012 there were 3,666,562 shares of the registrant’s Class A Common Stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

i

PART I - FINANCIAL INFORMATION

Item 1.                Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS

Cash	$94,000	$443,000
Accounts receivable — net	7,877,000	6,327,000
Inventories – net	17,991,000	18,588,000
Deferred income taxes — net	512,000	512,000
Prepaid expenses and other current assets	641,000	454,000
Current assets of discontinued operations	23,000	23,000
TOTAL CURRENT ASSETS	27,138,000	26,347,000

PROPERTY AND EQUIPMENT
Land	1,550,000	1,550,000
Buildings and improvements	7,529,000	7,504,000
Machinery and equipment	16,891,000	16,803,000
	25,970,000	25,857,000
Less accumulated depreciation and amortization	15,255,000	15,091,000
NET PROPERTY AND EQUIPMENT	10,715,000	10,766,000

GOODWILL	5,150,000	5,150,000

OTHER INTANGIBLE ASSETS — net	1,951,000	1,950,000

DEFERRED INCOME TAXES — net	1,595,000	1,595,000

OTHER ASSETS — net	691,000	778,000

TOTAL ASSETS	$47,240,000	$46,586,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES

Short-term borrowings	$5,103,000	$5,648,000
Accounts payable	2,230,000	2,229,000
Accrued liabilities	3,418,000	3,338,000
Current liabilities of discontinued operations	24,000	24,000
Current maturities of long-term debt	732,000	1,039,000
TOTAL CURRENT LIABILITIES	11,507,000	12,278,000

Long–term debt, less current maturities	4,700,000	4,861,000
Liabilities of discontinued operations	285,000	292,000

TOTAL LIABILITIES	16,492,000	17,431,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued - 3,958,000 at June 30, 2012 and 3,956,000 at December 31, 2011	3,958,000	3,956,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	11,008,000	10,919,000
Retained earnings	18,737,000	17,235,000
Treasury stock, at cost – 342,000 shares at June 30, 2012 and December 31, 2011	(2,955,000)	(2,955,000)

TOTAL SHAREHOLDERS’ EQUITY	30,748,000	29,155,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$47,240,000	$46,586,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

	Three months		Six months
	ended June 30,		ended June 30,
	2012	2011	2012	2011

Net revenue	$15,241,000	$14,164,000	$29,558,000	$27,617,000
Cost of sales	9,564,000	8,684,000	18,270,000	17,014,000
Gross profit	5,677,000	5,480,000	11,288,000	10,603,000
Selling, general and administrative expenses	4,705,000	4,454,000	9,436,000	8,877,000
Operating income	972,000	1,026,000	1,852,000	1,726,000
Interest expense	133,000	198,000	275,000	419,000
Income from continuing operations before income taxes	839,000	828,000	1,577,000	1,307,000
Income tax expense	27,000	—	50,000	—
Income from continuing operations	812,000	828,000	1,527,000	1,307,000

Loss from discontinued operations (no tax benefits for the three and six-month periods ended June 30, 2012 and 2011)	(16,000)	(11,000)	(25,000)	(28,000)

Net income	$796,000	$817,000	$1,502,000	$1,279,000

Basic earnings (loss) per share
Continuing operations	$0.23	$0.23	$0.43	$0.36
Discontinued operations	(0.01)	—	(0.01)	(0.01)
Net earnings per share	$0.22	$0.23	$0.42	$0.35

Diluted earnings (loss) per share
Continuing operations	$0.23	$0.22	$0.42	$0.35
Discontinued operations	(0.01)	—	(0.01)	(0.01)
Net earnings per share	$0.22	$0.22	$0.41	$0.34

Average common shares outstanding:

Basic	3,617,000	3,615,000	3,616,000	3,615,000

Diluted	3,697,000	3,703,000	3,687,000	3,690,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

		Class A Common Stock, $1 Par		Additional paid-in	Retained	Treasury stock
	Total	Shares	Amount	capital	earnings	Shares	Amount

Balance, January 1, 2012	$29,155,000	3,956,000	$3,956,000	$10,919,000	$17,235,0000	(342,000)	$(2,955,000)

Net income	1,502,000	—	—	—	1,502,000	—	—

Exercise of stock options	4,000	2,000	2,000	2,000	—	—	—

Stock-based compensation	87,000	—	—	87,000	—	—	—

Balance, June 30, 2012	$30,748,000	3,958,000	$3,958,000	$11,008,000	$18,737,000	(342,000)	$(2,955,000)

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$1,502,000	$1,279,000

Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Loss from discontinued operations	25,000	28,000
Non-cash charges:
Depreciation and amortization	871,000	797,000
Amortization of other intangible assets	199,000	175,000
Amortization of other assets	143,000	142,000
Provision for losses on accounts receivable	1,000	4,000
Stock-based compensation	87,000	86,000
Changes in operating assets and liabilities:
Accounts receivable	(1,551,000)	(177,000)
Inventories	597,000	972,000
Prepaid expenses and other current assets	(187,000)	(166,000)
Other assets	(56,000)	—
Accounts payable	1,000	847,000
Accrued liabilities	80,000	(181,000)
Total adjustments	210,000	2,527,000
Net cash provided by operating activities of continuing operations	1,712,000	3,806,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,
	2012	2011
Cash Flows from Investing Activities:
Capital expenditures	$(820,000)	$(443,000)
Proceeds from disposal of fixed assets	—	1,000
Purchase of product license	(200,000)	—
Net cash used in investing activities	(1,020,000)	(442,000)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	4,000	—
Proceeds from short-term borrowings	25,878,000	16,260,000
Repayments of short-term borrowings	(26,423,000)	(19,458,000)
Repayment of notes payable	—	(179,000)
Proceeds from term loan	381,000	—
Repayments of term loan	(849,000)	(203,000)
Net cash used in financing activities	(1,009,000)	(3,580,000)

Cash Flows from Discontinued Operations:
Operating activities	(32,000)	(29,000)
Net cash used in discontinued operations	(32,000)	(29,000)

Net decrease in cash	(349,000)	(245,000)
Cash at beginning of period	443,000	874,000
Cash at end of period	$94,000	$629,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$287,000	$437,000
Income taxes	$110,000	$—

Supplemental disclosure of non-cash investing activities:

Write off of fully depreciated machinery and equipment	$708,000	$—

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

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

Hy-Tech manufacturers and distributes its own line of industrial pneumatic tools. Hy-Tech also produces over sixty types of tools, which includes impact wrenches, grinders, drills, and motors. Further, it also manufacturers tools to customer unique specifications. Its customers include refineries, chemical plants, power generation, heavy construction, oil and mining companies. In addition, Hy-Tech manufactures an extensive line of pneumatic tool replacement parts that are sold competitively to the original equipment manufacturer. It also manufactures and distributes high pressure stoppers for hydrostatic testing of fabricated pipe. It also produces a line of siphons. Other than a line of sockets that are imported from Israel, all Hy-Tech products are made in the United States of America.

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

Recently Adopted Accounting Standards

During the six-month period ended June 30, 2012, the Company did not adopt any new accounting standards.

NOTE 2 – VARIABLE INTEREST ENTITY

The Company’s overall methodology for evaluating transactions and relationships under the variable interest entity (“VIE”)  requirements includes the following: (i) determining if the entity meets the criteria to qualify as a VIE; and (ii) determining if the Company is the primary beneficiary of the VIE.

If the Company identifies a VIE based on the requirements within Accounting Standards Codification (“ASC”) 810-10-40 (“ASC 810”), it then performs the second step to determine if it is the primary beneficiary of the VIE by considering the following significant factors and judgments, both of which must be met:

•           Whether the Company has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and

•           Whether the Company has either the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

The Company examined the facts and circumstances pertaining to an indirect, wholly-owned subsidiary, WM Coffman LLC (now known as Old Stairs Co (“WMC”)) to determine if it is the primary beneficiary, by considering whether or not it has the power to direct the most significant activities of the entity. The Company has concluded that it does not direct the most significant activities at WMC, nor does it have either an obligation to absorb losses or the right to receive benefits from WMC and, therefore, is not considered the primary beneficiary. Accordingly, the Company did not consolidate WMC.

The Company will perform an ongoing reassessment of the facts and circumstances pertaining to WMC to determine whether or not WMC continues to be a VIE and if so, whether or not the Company may have become the primary beneficiary.

NOTE 3 – EARNINGS PER SHARE

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

The following table sets forth the elements of basic and diluted earnings (loss) per common share:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
For basic and diluted earnings (loss) per common share:
Income from continuing operations	$812,000	$828,000	$1,527,000	$1,307,000
Loss from discontinued operations	(16,000)	(11,000)	(25,000)	(28,000)
Net income for basic and diluted earnings per common share	$796,000	$817,000	$1,502,000	$1,279,000

Denominator:
For basic earnings per share - weighted average common shares outstanding	3,617,000	3,615,000	3,616,000	3,615,000
Dilutive securities (1)	80,000	88,000	71,000	75,000
For diluted earnings per share - weighted average common shares outstanding	3,697,000	3,703,000	3,687,000	3,690,000

(1)	Dilutive securities consist of “in the money” options.

At June 30, 2012 and 2011 and during the six-month periods ended June 30, 2012 and 2011, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Class A Common Stock for the period. These options are antidilutive and are excluded from the computation of earnings per share. The weighted average antidilutive stock options outstanding were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Weighted average antidilutive stock options outstanding	451,000	410,000	517,000	462,000

NOTE 4 – STOCK-BASED COMPENSATION

Stock-based Compensation

Total stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options and warrants.  Compensation expense attributable to stock-based compensation was approximately $40,000 and $51,000 during the three-month periods ended June 30, 2012 and 2011, respectively. Compensation expense attributable to stock-based compensation was approximately $87,000 and $86,000 during the six-month periods ended June 30, 2012 and 2011, respectively.  The compensation expense is recognized in selling, general and administrative expenses on the Company’s statements of income on a straight-line basis over the vesting periods.  The Company recognizes compensation cost over the requisite service period. However, the exercisability of the respective non-vested options, which are at pre-determined dates on a calendar year, do not necessarily correspond to the period(s) in which straight-line amortization of compensation cost is recorded. As of June 30, 2012, the Company had approximately $277,000 of total unrecognized compensation cost related to non-vested awards granted under its stock-based plans, which it expects to recognize over a weighted-average period 0.75 years.

The expected term of stock options and warrants is based on historical exercises and terminations. The volatility is determined using historical volatilities based on historical stock prices. The dividend yield is 0%, as the Company has historically not declared dividends and does not expect to declare any in the future.

Stock Incentive Plan

At the Annual Meeting of Stockholders held May 23, 2012 (the “Annual Meeting”), the Company’s stockholders approved the P&F Industries, Inc. 2012 Stock Incentive Plan (the “2012 Plan”). The 2012 Plan authorizes the issuance, to employees, consultants and non-employee directors of nonqualified stock options, stock appreciation rights, restricted stock, performance shares, performance units, and other stock-based awards. In addition, certain employees are eligible to be granted incentive stock options under the 2012 Plan. The 2012 Plan is currently administered by the compensation committee of the Company’s board of directors (the “Committee”). The aggregate number of shares of the Company’s Class A Common Stock (“Common Stock”) that may be issued under the 2012 Plan may not exceed 325,000 shares; provided, however, that any shares of Common Stock that are subject to a stock option, stock appreciation right or other stock-based award that is based on the appreciation in value of a share of Common Stock in excess of an amount equal to at least the fair market value of the Common Stock on the date such other stock-based award is granted (each an “Appreciation Award”) will be counted against this limit as one share for every share granted. Any shares of restricted stock or shares of Common Stock that are subject to any other award other than Appreciation Award will be counted against this limit as 1.5 shares for every share granted.

The maximum number of shares of Common Stock with respect to which any award of stock options, stock appreciation rights or other Appreciation Award that may be granted under the 2012 Plan during any fiscal year to any eligible employee or consultant will be 100,000 shares per type of award. The maximum number of shares of Common Stock subject to any award of performance shares for any performance period, other stock based awards that are not Appreciation Awards, or shares of restricted stock for which the grant of such award or the lapse of the relevant restriction period is subject to the attainment of specified performance goals that may be granted under the 2012 Plan during any fiscal year to any eligible employee or consultant will be 65,000 shares per type of award. The maximum number of shares of Common Stock for all such types of awards to any eligible employee or consultant will be 165,000 shares during any fiscal year. There are no annual limits on the number of shares of Common Stock with respect to an award of restricted stock that is not subject to the attainment of specified performance goals to eligible employees or consultants. The maximum value at grant of performance units which may be granted under the 2012 Plan during any fiscal year will be $1,000,000. The maximum number of shares of Common Stock subject to any award which may be granted under the 2012 Plan during any fiscal year of the Company to any non-employee director will be 35,000 shares.

With respect to stock options, the Committee will determine the number of shares of Common Stock subject to each option, the term of each option (which may not exceed ten years (or five years in the case of an incentive stock option granted to a 10% stockholder)), the exercise price, the vesting schedule (if any), and the other material terms of each option. No stock option may have an exercise price less than the fair market value of the Common Stock at the time of grant (or, in the case of an incentive stock option granted to a 10% stockholder, 110% of fair market value). With respect to all other permissible grants under the 2012 Plan, the Committee will determine their terms and conditions, subject to the terms and conditions of the 2012 Plan.

The 2012 Plan, which terminates in May 2022, is the successor to the Company’s 2002 Stock Incentive Plan (“Previous Plan”). Stock option awards made under the Previous Plan will continue in effect and remain governed by the provisions of that plan.

On May 23, 2012, following the Annual Meeting, the Committee granted to Richard P. Randall, who was elected to serve on the Company’s board of directors at the Annual Meeting, options to purchase 2,000 shares of Common Stock. These options have an exercise price of $4.48, which was the closing price of the Common Stock on the date of the grant, vest one year from the date of grant and expire in ten years from the date of the grant.

In connection with a Severance Agreement entered into between the Company and Joseph Molino, Jr. the Company’s Chief Financial Officer, on June 22, 2012, the Company granted Mr. Molino options to purchase 40,000 shares of Common Stock. These options have an exercise price of $4.95, which was the closing price of the Common Stock on the date of the grant. Further, the options shall vest and become exercisable as to 13,333 shares on June 22, 2013, 13,334 shares on June 22, 2014, and 13,333 shares on June 22, 2015, provided, however, that 100% of the then unvested portion of the option shall vest and become exercisable in the event of an involuntary termination of Mr. Molino without cause or voluntary termination for good reason or following a Change in Control, as defined in the Severance Agreement.

The Company estimated the fair value of the options granted on May 23, 2012 and June 22, 2012, the dates of the grants, using the following assumptions:

	May 23, 2012		June 22, 2012
Risk-free interest rate	1.74%		1.64%
Expected term (in years)	10.0	years	10.0	years
Volatility	81.37%		81.44%
Dividend yield	0%		0%
Weighted-average fair value of options granted	$3.67		$4.05

The following is a summary of the changes in outstanding options during the six-month period ended June 30, 2012:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2012	655,124	$6.50	5.2	$31,000
Granted	42,000	4.93	10.0	—
Exercised	(2,000)	2.17
Forfeited	—	—
Expired	—	—
Outstanding, June 30, 2012	695,124	$6.41	4.9	$334,000

Vested, June 30, 2012	530,790	$7.11	3.8	$187,000

The following is a summary of changes in non-vested shares for the six months ended June 30, 2012:

	Option Shares	Weighted Average Grant- Date Fair Value
Non-vested shares, January 1, 2012	174,667	$2.43
Granted	42,000	4.03
Vested	(52,333)	2.60
Forfeited	—	—
Non-vested shares and expected to vest, June 30, 2012	164,334	$2.78

The number of shares of Common Stock reserved for stock options available for issuance under the 2012 Plan as of June 30, 2012 was 283,000.

Of the options outstanding at June 30, 2012, 42,000 were granted under the 2012 Plan and 653,124 were granted under the Previous Plan.

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any other recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on our consolidated condensed financial statements.

NOTE 6 – ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	June 30, 2012	December 31, 2011
Accounts receivable	$8,104,000	$6,553,000
Allowance for doubtful accounts	(227,000)	(226,000)
	$7,877,000	$6,327,000

NOTE 7 – INVENTORIES

Inventories - net consists of:

	June 30, 2012	December 31, 2011
Raw material	$2,185,000	$2,301,000
Work in process	851,000	979,000
Finished goods	17,100,000	17,459,000
	20,136,000	20,739,000
Reserve for obsolete and slow-moving inventories	(2,145,000)	(2,151,000)
	$17,991,000	$18,588,000

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

During the six-month period ended June 30, 2012, there was no change to the carrying value of goodwill.

Other intangible assets were as follows:

	June 30, 2012			December 31, 2011
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships	$5,070,000	$3,743,000	$1,327,000	$5,070,000	$3,581,000	$1,489,000
Trademarks	199,000	—	199,000	199,000	—	199,000
Drawings	290,000	78,000	212,000	290,000	70,000	220,000
Licensing	305,000	92,000	213,000	105,000	63,000	42,000
Totals	$5,864,000	$3,913,000	$1,951,000	$5,664,000	$3,714,000	$1,950,000

Amortization expense for intangible assets subject to amortization was as follows:

Three months ended June 30,		Six months ended June 30,
2012	2011	2012	2011
$99,000	$88,000	$199,000	$175,000

Amortization expense for each of the twelve-month periods ending June 30, 2013 through June 30, 2017 is estimated to be as follows: 2013 - $336,000 ; 2014 - $233,000 ; 2015 - $233,000; 2016 - $216,000 and 2017 - $175,000.  The weighted average amortization period for intangible assets was 7.6 years at June 30, 2012 and 8.2 years at December 31, 2011.

NOTE 9 – DEBT

P&F, along with Florida Pneumatic, Hy-Tech and Nationwide, as borrowers, entered into a Credit Agreement (“Credit Agreement”) with Capital One Leverage Finance Corporation, as agent (“COLF”). The Credit Agreement, entered into in October 2010, has a three year term, with maximum borrowings of $22,000,000 at inception.  The Credit Agreement provides for a Revolving Credit Facility (“Revolver”) with a maximum borrowing of $15,910,000. At June 30, 2012 and December 31, 2011, the balances owing on the Revolver were $5,103,000 and $5,648,000, respectively.  Direct borrowings under the Revolver are secured by the Company’s accounts receivable, mortgages on the Company’s real property located in Cranberry, PA, Jupiter, FL and Tampa, FL (“Real Property”),  inventory and equipment, and are cross-guaranteed by certain of the Company’s subsidiaries (the “Subsidiary Guarantors”). Revolver borrowings bear interest at LIBOR (London InterBank Offered Rate) or the Base Rate, as defined in the Credit Agreement (“Base Rate”), plus the currently applicable margin rates. Beginning April 1, 2011, the loan margins applicable to borrowings on the Revolver are determined based upon the computation of total debt divided by earnings before interest, taxes, depreciation and amortization (“EBITDA”).

On November 21, 2011, the Company and COLF entered into the Second Amendment to Credit Agreement, (the “Amendment”). The Amendment, among other things: (i) reduced the loan margins applicable to Revolver Borrowings; (ii) increased the maximum aggregate amount of permitted Capital Expenditures (as defined in the Loan Agreement) for 2012 and 2013 to an aggregate of $2,500,000 and (iii) established a $2,500,000 Capital Expenditure loan commitment by COLF, pursuant to which COLF may make one or more Capex Loans (as defined in the Amendment) (each, a “Capex Term Loan”) to the Company under the terms set forth in the Amendment. As such, pursuant to the Amendment, the total commitment by COLF for the Credit Agreement increased to $24,500,000. Further, as a result of this Amendment, the applicable loan margins range from 2.50% to 3.50% for borrowings at LIBOR and from 1.50% to 2.50% for borrowings at the Base Rate. Loan margins added to Revolver borrowings for borrowings at LIBOR and the Base Rate were 2.50% and 1.50%, respectively, at June 30, 2012 and 2.75% and 1.75%, respectively, at December 31, 2011.

The Company is required to provide, among other things, monthly financial statements, monthly borrowing base certificates and certificates of compliance with various financial covenants. The Company is in compliance with all financial covenants. As part of the Credit Agreement, if an event of default occurs, the interest rate would increase by two percent per annum during the period of default.

The Credit Agreement also contains a $6,090,000 term loan (the “Term Loan”), which is secured by mortgages on the Real Property, accounts receivable, inventory and equipment. The Term Loan amortizes approximately $34,000 each month with a balloon payment at maturity of the Credit Agreement. The balance due on the Term Loan at June 30, 2012 and December 31, 2011 was $4,814,000 and $5,650,000, respectively. The Credit Agreement requires the Company to make prepayments, to be applied to the Term Loan, of 25% of excess annual cash flow, as defined in the Credit Agreement, or in the event of a sale of any real estate assets. Accordingly, based on the Company’s 2011 excess cash flows, the Company made a prepayment of approximately $633,000 in April 2012. Loan margins added to Term Loan borrowings at June 30, 2012 and December 31, 2011 were 5.75% and 4.75%, respectively, for borrowings at LIBOR and the Base Rate.

In accordance with the Amendment, in March 2012, the Company borrowed $380,000 as a Capex Term Loan. This obligation amortizes approximately $6,000 each month over a five-year period, with a balloon payment at maturity of the Credit Agreement. The balance due on the Capex term loan at June 30, 2012 was $368,000. Loan margins added to the Capex Term Loan at June 30, 2012 were 3.50% and 2.50%, for borrowings at LIBOR and the Base Rate, respectively.

In April 2010, as part of an amendment to the Company’s prior credit agreement, the Company was required to obtain subordinated loans of $750,000 (the “Subordinated Loans”). These Subordinated Loans had an interest at 8% per annum. The Subordinated Loans were provided by the Company’s Chief Executive Officer (“CEO”), in the amount of $250,000, and an unrelated party, in the amount of $500,000, each with a maturity date of October 25, 2013. During 2011, in accordance with a subordination agreement with COLF, the principal amount plus accrued interest owed to the unrelated third party was paid in full from excess cash flows, as defined in such subordination agreement.

NOTE 10 – RELATED PARTY TRANSACTIONS

The president of one of the Company’s subsidiaries is part owner of one of that subsidiary’s vendors. During the three and six-month periods ended June 30, 2012, the Company purchased approximately $271,000 and $470,000, respectively, of product from this vendor. During the three and six-month periods ended June 30, 2011, the Company purchased approximately $444,000 and $674,000, respectively, of product from this vendor. At June 30, 2012 and 2011 the Company owed this vendor $68,000 and $220,000, respectively.

NOTE 11 – BUSINESS SEGMENTS

P&F operates in two primary lines of business, Tools and Hardware. For reporting purposes, Florida Pneumatic and Hy-Tech are combined in the Tools segment, while Nationwide is currently the only subsidiary in the Hardware segment. The Company evaluates segment performance based primarily on segment operating income. The accounting policies of each of the segments are the same as those referred to in Note 1.

Three months ended June 30, 2012	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$15,241,000	$9,673,000	$5,568,000

Segment operating income	$2,419,000	$1,303,000	$1,116,000
General corporate expense	(1,447,000)
Interest expense – net	(133,000)
Earnings before income taxes	$839,000

Segment assets	$44,561,000	$33,122,000	$11,439,000
Corporate assets	2,679,000
Total assets	$47,240,000

Long-lived assets, including $41,000 at corporate	$17,816,000	$13,139,000	$4,636,000

Three months ended June 30, 2011	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$14,164,000	$9,459,000	$4,705,000

Segment operating income	$2,396,000	$1,477,000	$919,000
General corporate expense	(1,370,000)
Interest expense – net	(198,000)
Income from continuing operations before income taxes	$828,000

Segment assets	$44,156,000	$32,687,000	$11,469,000
Corporate assets	3,189,000
Total assets	$47,345,000

Long-lived assets, including $292,000 at corporate	$18,691,000	$13,907,000	$4,492,000

Six months ended June 30, 2012	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$29,558,000	$19,345,000	$10,213,000

Segment operating income	$4,842,000	$3,032,000	$1,810,000
General corporate expense	(2,990,000)
Interest expense – net	(275,000)
Income from continuing operations before income taxes	$1,577,000

Six months ended June 30, 2011	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$27,617,000	$19,179,000	$8,438,000

Segment operating income	$4,450,000	$3,094,000	$1,356,000
General corporate expense	(2,724,000)
Interest expense – net	(419,000)
Income from continuing operations before income taxes	$1,307,000

NOTE 12 – SUBSEQUENT EVENTS

On July 9, 2012 the Company received $300,000 from its CEO in connection with his exercise of an option to purchase 50,000 shares of the Common Stock at an exercise price of $6.00 per share. Additionally, on July 24, 2012, the Company repaid the $250,000 Subordinated Loan payable, plus approximately $6,000 of interest, to our CEO.

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

Overview

When we compare the second quarter and year-to-date periods ended June 30, 2012 to the same periods of the prior year, the results are as follows:

•	Consolidated revenue increased by 7.6% and 7.0% for the second quarter and year-to-date periods, respectively;
•	Gross margin decreased 1.5% to 37.2% and .2% to 38.2% for the second quarter and year-to-date periods, respectively; and
•	Income from continuing operations before taxes increased to $839,000 from $828,000 and to $1,577,000 from $1,307,000 for the second quarter and year-to-date periods, respectively.

The majority of the increase in revenue was driven by Nationwide, which had an approximate increase in revenue of 18% and 21%, respectively for the second quarter of 2012, and the first six months of 2012. However, both the second quarter and year-to-date results were affected by a charge related to unpaid import duty relating to certain products imported by Florida Pneumatic during the period January 1, 2009 through June 19, 2012. We estimate that these unpaid import duties total approximately $133,000. Such amount was expensed in Cost of sales in the second quarter of 2012. An additional charge of $167,000 was made to our SG&A as an estimate of potential penalties, interest and related fees and expenses, relating to such underpayment. Margins were also affected by increases in the cost of landed product at Nationwide which negatively impacted both the second quarter of 2012 and year-to-date figures.

KEY INDICATORS

Economic Measures

Much of our business is driven by the general economic conditions in both the United States and, to a lesser extent, abroad.  Our Tools segment focuses on a wide array of customer types; it does not rely as much on specific economic measures or indicators. The Tools segment tends to track the general economic conditions of the United States, industrial production and general retail sales, all of which have, for the most part, only indicated slight improvement during 2012 compared to 2011.  The key economic measures for the Hardware segment were the general economic conditions of the United States and, to a lesser extent, the housing market.

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

While not measurable per se, the cost and availability of a quality labor pool in the countries where products and components are manufactured could materially affect our overall results.

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

RESULTS OF OPERATIONS

The tables below provide an analysis of our net revenue for the three and six-month periods ended June 30, 2012 and 2011:

Revenue

	Three months ended June 30,
	2012	2011	Variance	Variance
			$	%
Tools
Florida Pneumatic	$5,406,000	$5,117,000	$289,000	5.6%
Hy-Tech	4,267,000	4,342,000	(75,000)	(1.7)
Tools Total	9,673,000	9,459,000	214,000	2.3

Hardware
Hardware Total	5,568,000	4,705,000	863,000	18.3

Consolidated	$15,241,000	$14,164,000	$1,077,000	7.6%

	Six months ended June 30,
	2012	2011	Variance	Variance
			$	%
Tools
Florida Pneumatic	$10,823,000	$10,691,000	$132,000	1.2%
Hy-Tech	8,522,000	8,488,000	34,000	0.4
Tools Total	19,345,000	19,179,000	166,000	0.9

Hardware
Hardware Total	10,213,000	8,438,000	1,775,000	21.0

Consolidated	$29,558,000	$27,617,000	$1,941,000	7.0%

All revenues are generated in U.S. dollars and are not impacted by changes in foreign currency exchange rates. Unless otherwise stated below, we believe that our relationships with all our key customers, given the current economic conditions, remain good. Other than the matter discussed in the Liquidity and capital resources section pertaining to Florida Pneumatic’s major retail customer, there were no major trends or uncertainties that had, or could reasonably be expected to have, a material impact on our revenue. There was no unusual or infrequent event, transaction or significant economic change that materially affected our results of operations.

Tools

Revenue at our Tools segment during the second quarter of 2012 and first six months of 2012 reflect a slight improvement when compared to the same periods in the prior year. Specifically, second quarter 2012 Tools revenue was $9,673,000, compared to $9,459,000 for the second quarter of 2011. During the first six months of 2012, Tools revenue was $19,345,000, compared to $19,179,000 in the same period in the prior year.

Florida Pneumatic markets its air tool products to two primary sectors within the pneumatic tool market; retail and industrial/catalog. Additionally, Florida Pneumatic also markets, to a much lesser degree, air tools to the automotive market. It also generates revenue from its Berkley products line as well as a line of air filters and other OEM parts.

An analysis of Florida Pneumatic’s revenue for 2012 and 2011 is as follows:

	Three months ended June 30,
	2012		2011
	Revenue	Percent of revenue	Revenue	Percent of revenue
Retail – major customer	$2,594,000	48.0%	$2,480,000	48.5%
Industrial/catalog	1,957,000	36.2	1,743,000	34.1
Automotive	274,000	5.1	314,000	6.1
Other	581,000	10.7	580,000	11.3
Total	$5,406,000	100.0%	$5,117,000	100.0%

	Six months ended June 30,
	2012		2011
	Revenue	Percent of revenue	Revenue	Percent of revenue
Retail – major customer	$5,055,000	46.7%	$5,691,000	53.2%
Industrial/catalog	3,965,000	36.7	3,288,000	30.8
Automotive	578,000	5.3	585,000	5.5
Other	1,225,000	11.3	1,127,000	10.5
Total	$10,823,000	100.0%	$10,691,000	100.0%

During the second quarter of 2012, Florida Pneumatic continued its growth in the higher gross margin industrial/catalog sector. As such, it was able to increase revenue generated within this sector by $214,000, when compared to the second quarter of 2011. We intend to continue to expand our marketing efforts in the industrial/catalog market. Revenue from its major retail customer improved $114,000, when compared to the same three month period in 2011. This net increase is due primarily to greater sales of pneumatic tool accessories, specialty and promotional items, offset by a slight decline in basic products. Other revenue, which includes revenue from its Berkley, air filters and OEM lines, in the aggregate increased $1,000, when comparing the second quarter of 2012 to the same three month period in 2011. Automotive product sales declined $40,000, partially offsetting the above-mentioned improvements.

During the first six months of 2012, revenue at Florida Pneumatic increased $132,000 when compared to the same period in 2011. Industrial/catalog revenue during the first six months of 2012 improved $677,000, increasing its percentage of Florida Pneumatics total revenue to 36.7%, which is 5.9 percentage points higher than the first six months of 2011. This increase is due in large part to Florida Pneumatic’s on-going expansion of its marketing efforts in the industrial/catalog sector. Additionally, other revenue improved an aggregate of $98,000 during the first six months of 2012, when compared to the same period in the prior year. However, when comparing the first six months of 2012 and 2011, revenue from its major retail customer decreased $636,000. This decline is due primarily to reduced levels during 2012 of orders for basic stock items, partially offset by increased orders of promotional and specialty items and pneumatic tool accessories compared to the same period in 2011.

Hy-Tech focuses primarily on the industrial sector of the pneumatic tools market.  Hy-Tech creates quality replacement parts for pneumatic tools, markets its own value/added line of air tools and distributes a complementary line of sockets (“ATP”). Additionally, Hy-Tech also manufactures and markets a line of products that primarily focus on mining, construction and industrial manufacturing markets (“Hy-Tech Machine”).

An analysis of Hy-Tech’s revenue for 2012 and 2011 is as follows:

	Three months ended June 30,
	2012		2011
	Revenue	Percent of revenue	Revenue	Percent of revenue
ATP	$2,917,000	68.4%	$2,897,000	66.7%
Hy-Tech Machine	431,000	10.1	440,000	10.1
Major Customer	807,000	18.9	944,000	21.8
Other	112,000	2.6	61,000	1.4
Total	$4,267,000	100.0%	$4,342,000	100.0%

	Six months ended June 30,
	2012		2011
	Revenue	Percent of revenue	Revenue	Percent of revenue
ATP	$5,539,000	65.0%	$5,815,000	68.5%
Hy-Tech Machine	834,000	9.8	960,000	11.3
Major Customer	1,903,000	22.3	1,538,000	18.1
Other	246,000	2.9	175,000	2.1
Total	$8,522,000	100.0%	$8,488,000	100.0%

When comparing the second quarter of 2012 to the same period in 2011, total revenue at Hy-Tech declined $75,000. This slight decrease is due to reductions in revenue at Hy-Tech Machine of $9,000 and $137,000 from its major customer, partially offset by increases in revenue of its ATP and Other product lines of $20,000 and $51,000, respectively. The shortfall in revenue from this major customer this quarter compared to last year is primarily due to the fact that much of the sales to this customer during the second quarter of 2011 were from then existing manufactured inventory on hand, whereas a higher percentage of sales to this customer during the second quarter of 2012 was from inventory that was manufactured in 2012.

Hy-Tech’s revenue for the six-month period ended June 30, 2012 is $34,000 greater than the same period in 2011. Specifically, revenue from its major customer improved $365,000. This improved six-month revenue total is due in part to an increase in product offerings to their global business partners.  However, when comparing the six-month periods ended June 30, 2012 and 2011, ATP revenue declined $276,000, partially offsetting the improvement in revenue generated by sales to Hy-Tech’s major customer. The decline in ATP revenue was due in part to a large order for sockets in 2011, which did not repeat in 2012. The decline in Hy-Tech Machine revenue of $126,000 is due in large part to our decision to allocate labor and overhead to the manufacturing for and servicing of its major customer.    Other revenue, which accounts for 2.9% of Hy-Tech revenue, increased $71,000 during the first six months of 2012, compared to the same period in 2011.

Hardware

Our Hardware segment, which currently consists of only Nationwide, generates revenue from the sale of fencing and gate hardware, kitchen and bath accessories, OEM products and patio hardware.

	Three months ended June 30,
	2012	2011	Variance	Variance
			$	%
Hardware
Fence and gate hardware	$4,121,000	$3,324,000	$797,000	24.0%
Kitchen and bath	696,000	611,000	85,000	13.9
OEM	407,000	507,000	(100,000)	(19.7)
Patio	344,000	263,000	81,000	30.8
Total Hardware	$5,568,000	$4,705,000	$863,000	18.3%

	Six months ended June 30,
	2012	2011	Variance	Variance
			$	%
Hardware
Fence and gate hardware	$7,199,000	$5,726,000	$1,473,000	25.7%
Kitchen and bath	1,542,000	1,371,000	171,000	12.5
OEM	839,000	874,000	(35,000)	(4.0)
Patio	633,000	467,000	166,000	35.5
Total Hardware	$10,213,000	$8,438,000	$1,775,000	21.0%

Revenue growth at Nationwide continued during the second quarter of 2012, as evidenced by an increase in fence and gate hardware sales of $797,000, or 24.0%, over the same period in 2011. This improvement is due primarily to the introduction of new products, as well as to expanded marketing efforts, which effectively has increased the size of its customer base.  Nationwide intends to continue its current growth strategy, which is to develop new products and accessories, as well as to continue to expand its national market campaign. When comparing the second quarter of 2012 to the same period in 2011, Nationwide was able to increase its kitchen and bath product line revenue $85,000, or 13.9%. We believe contributing factors to this growth include an enhanced product line, which consists of a newer, higher quality suite of products, and slight improvement within the manufactured housing market. Additionally, when comparing the second quarter of 2012 to 2011, revenue generated from its patio products line improved $81,000, or 30.8%. The increase in patio revenue is due in part to increased activity in the sale of foreclosed housing. Lastly, second quarter 2012, OEM revenue decreased $100,000, or 19.7%, when compared to the same three month period in 2011. As the result of significant pricing pressure along with a dwindling market and other factors, the Company has placed less emphasis on this product line. As fence and gate hardware continue to be the primary contributor to Nationwide’s revenue growth, we will continue to focus our attention on new product development and market expansion of this product line.

Nationwide’s revenue for the six-month period ended June 30, 2012 reflects an increase of $1,775,000 when compared to the same period in 2011. Nearly 83% of this revenue growth was generated from their fence and gate hardware product line, which itself has increased by $1,473,000. As noted above, this improvement is due primarily to the introduction of new products, as well as to expanded marketing efforts, which effectively has increased the size of its customer base.  As the result of slightly improved conditions in the manufactured housing market and an updated product offering, Nationwide has increased revenue from its kitchen and bath product line $171,000 or 12.5%, where comparing the first six months of 2012 to the same period in 2011. With respect to its OEM product line, Nationwide has encountered a year-to-date decline of $35,000 or 4.0%.  Patio revenue for the first six months of 2012 increased $166,000 when compared to the same period in 2011, due primarily to an increase in the sale of foreclosed units, which tend to require repair / replacement of patio enclosures.

Gross Margins / Profits

	Three months ended June 30,		Change
	2012	2011	Amount		%
Tools	$3,566,000	$3,537,000	$29,000		0.8%
As percent of respective revenue	36.9%	37.4%	(0.5	)pts.
Hardware	$2,111,000	$1,943,000	$168,000		8.6%
As percent of respective revenue	37.9%	41.3%	(3.4	)pts.
Consolidated	$5,677,000	$5,480,000	$197,000		3.6%
As percent of respective revenue	37.2%	38.7%	(1.5	)pts.

	Six months ended June 30,		Change
	2012	2011	Amount		%
Tools	$7,398,000	$7,248,000	$150,000		2.1%
As percent of respective revenue	38.2%	37.8%	0.4	pts.
Hardware	$3,890,000	$3,355,000	$535,000		15.9%
As percent of respective revenue	38.1%	39.8%	(1.7	)pts.
Consolidated	$11,288,000	$10,603,000	$685,000		6.5%
As percent of respective revenue	38.2%	38.4%	(0.2	)pts.

Tools

When comparing the second quarters of 2012 and 2011, gross margins generated by our Tools segment decreased 0.5 percentage points. However, as the result of improved revenue, gross profit increased $29,000. Specifically, Florida Pneumatic’s gross margin and gross profit for the second quarter of 2012 was 33.1% and $1,791,000, respectively, compared to 34.9% and $1,787,000, respectively, during the second quarter of 2011.  As discussed in the Overview section of this Management’s Discussion and Analysis, Florida Pneumatic recorded a charge of $133,000, which represent the estimated amount of unpaid import duty relating to certain of its products imported during the period January 1, 2009 through June 19, 2012. We addressed the issues that resulted to such under-payment and have implemented enhanced processes which we believe should prevent under-payments of import duty in the future. Had Florida Pneumatic not incurred the $133,000 charge, its gross margin would have reflected an improvement over the second quarter of 2011, primarily due to increased revenue in the higher gross margin industrial/catalog sector. Hy-Tech’s gross margin and gross profit for the second quarter of 2012 was 41.6% and $1,775,000, respectively, compared to 40.3% and $1,750,000, respectively, for the same period in 2011. The improvement in gross margin at Hy-Tech is the result of product mix as well as improved cost of manufacturing.

When comparing the six-month periods ended June 30, 2012 and 2011, gross margins generated by our Tools segment increased 0.4 percentage points, with gross profit increasing $150,000. Florida Pneumatic’s gross margin for the first six months of 2012 was 35.1%, compared to 35.3% in the same period in the prior year. Despite the decrease in gross margin its gross profit increased $33,000, due to an increase in revenue. Had Florida Pneumatic not incurred the $133,000 charge, its gross margin would have reflected an improvement over the same six-month period in 2011, primarily due to increased revenue in the higher gross margin industrial/catalog sector.  For the six-month period ended June 30, 2012, Hy-Tech increased its gross margin and gross profit to 42.2% and $3,596,000, respectively, compared to 41.0% and $3,479,000, respectively, for the same six-month period in the prior year. The improvement at Hy-Tech was generated primarily through product mix, as well as through improved cost of manufacturing.

Hardware

Gross margin generated during the second quarter of 2012 by our Hardware segment declined 3.4 percentage points when compared to the same period in 2011. Increases in overseas raw material costs, such as aluminum, copper and magnets, as well as increased labor costs, are the key factors contributing to Nationwide’s increased cost of sales. Further, in order to meet customer demand, Nationwide elected to have certain products shipped via air from its suppliers to its warehouse in Florida, thus increasing its freight-in costs during the second quarter of 2012. Despite the reduction in gross margin, Nationwide was able to increase gross profit by $168,000 when comparing the second quarter of 2012 to the same period in 2011 due to an increase in revenue of $863,000 during the second quarter of 2012 compared to the same period in 2011. We expect higher costs to continue through the remainder of 2012.

During the six-month period ended June 30, 2012, gross margin at our Hardware segment declined 1.7 percentage points, with gross profit increasing $535,000. Significant factors contributing to the slight decline in Nationwide’s gross margin were, increases in overseas raw material costs, such as aluminum and copper magnets, as well as increased labor costs. These cost increases, incurred during the second quarter of 2012, negatively affected Nationwide’s gross margins / gross profit. However, as the result of an increase of $1,775,000 in Nationwide’s revenue during the first six months of 2012 compared to the same period a year ago, its gross profit improved $535,000.

Selling and general and administrative expenses

Selling, general and administrative expenses, (“SG&A”) include salaries and related costs, commissions, travel, administrative facilities, communications costs and promotional expenses for our direct sales and marketing staff, administrative and executive salaries and related benefits, legal, accounting and other professional fees, general corporate overhead and certain engineering expenses.

During the second quarter of 2012, our SG&A was $4,705,000, compared to $4,454,000 for the same three-month period in 2011. Stated as a percentage of revenue, SG&A for the three-month period ended June 30, 2012 was 30.9%, compared to 31.4% during the same period in the prior year. Significant line items contributing to the increase include: (i) an increase of $133,000 in compensation, which is comprised of base salaries and wages, performance-based bonus incentives and associated payroll taxes and employee benefits; (ii) variable expenses, which include commissions, freight out and travel and entertainment costs, increased an aggregate amount of $51,000, and (iii) an increase in depreciation and amortization expense of $25,000. In addition, as discussed in the Overview section and the Gross Margin section of this Management’s Discussion and Analysis, we recorded a charge of $167,000 in the second quarter of 2012 for estimated potential penalties, interest and related fees and expenses in connection with unpaid import duty relating to certain products imported by Florida Pneumatic during the period January 1, 2009 through June 19, 2012. We addressed the issues that resulted in such under-payment and have implemented enhanced processes that we believe should prevent under-payments of import duty in the future. The increases noted above were partially offset by reductions in professional fees of $46,000; rent and utilities of $37,000, due in part to a new lease agreement covering our corporate offices in New York and advertising and promotional costs of $35,000.

Our SG&A for the six-month period ended June 30, 2012 was $9,436,000, compared to $8,877,000 incurred during the same period in 2011.  Stated as a percentage of revenue, our SG&A for the first six months of 2012 was 31.9%, compared to 32.1% during the same period in the prior year. As the result of increased revenue, our variable expenses, which include commissions, freight out and travel and entertainment costs increased an aggregate amount of $104,000. Additionally, compensation, which includes wages, associated payroll taxes and employee benefits and performance-based bonus incentives, which are driven primarily by net earnings, increased $389,000. Depreciation and amortization costs also increased $53,000. Additionally, during the second quarter of 2012, we recorded a charge of $167,000 for estimated potential penalties and related fees and expenses in connection with unpaid import duty relating to certain products imported by Florida Pneumatic during the period January 1, 2009 through June 19, 2012. The increases were partially offset by a decrease of $43,000 in rent and utilities, due in part to a new lease agreement covering our corporate offices in New York, and a decrease in advertising and promotional costs of $101,000, due primarily to a new agreement with our major retail customer.

Interest

Our net interest expense during the second quarter of 2012 was $133,000, compared to $198,000 for the same period in the prior year. The most significant item affecting interest expense this quarter was a reduction in our short-term borrowings during the comparative three month periods ending June 30, 2012 and 2011. The average balance of short-term borrowings during the second quarter of 2012 was $6,645,000, compared to $8,464,000 during the same three month period in 2011. As a result, interest expense attributable to short-term borrowing decreased to $49,000 during the second quarter of 2012, from $84,000 incurred during the second quarter of 2011. In 2011, we repaid the balance owed to the sellers of Hy-Tech; as a result, there was no interest expense attributable to this debt during the second quarter of 2012, compared to $12,000 in the second quarter of 2011. Interest expense incurred in connection with our Term Loan was $79,000 during the second quarter of 2012, compared to $89,000 incurred during the same period in the prior year. Further, during 2011 we repaid $500,000 of the Subordinated Loans (see Liquidity and Capital Resources below), which effectively reduced our interest expense during the second quarter of 2012 attributable to the Subordinated Loans to $5,000, compared to $13,000 in the second quarter of 2011.

Interest expense for the six-month period ended June 30, 2012 was $275,000, compared to $419,000 for the same period in 2011.  The most significant item contributing to the reduction in interest expense was the reduction in our short-term revolver borrowings during the comparative periods. The average balance of short-term borrowings during the first six months of 2012 was $6,383,000, compared to $9,226,000 during the same period in 2011. As a result, interest expense attributable to short-term borrowing during the first six months of 2012 was $96,000, compared to $188,000 for the same period in the prior year. In 2011, we repaid the balance owed to the sellers of Hy-Tech; as a result, there was no interest expense attributable to this debt during 2012, compared to $23,000 during the six month period ended June 30, 2011. Interest expense incurred in connection with our Term Loan was $169,000 during the first six months of 2012, compared to $180,000 incurred during the same period in the prior year. Further, during 2011 we repaid $500,000 of the Subordinated Loans (see Liquidity and Capital Resources below), which effectively reduced our interest expense during the first six months of 2012 attributable to these Subordinated Loans to $10,000, compared to $28,000 in the six-month period ended June 30, 2011.

Income Taxes

The effective tax rate we applied to our income from continuing operations for the three and six-month periods ended June 30, 2012 was 3.2%. This rate is due to our ability to utilize net operations loss carry-forwards that can be applied to current year income. We currently believe that this effective tax rate will be applied for the remainder of 2012, due to the availability of additional net operating loss carry-forwards.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flows from operations can be somewhat cyclical, typically with the greatest demand for cash in the first and fourth quarters.  We monitor various financial metrics, such as average days sales outstanding, inventory turns, estimated future purchasing requirements and capital expenditures, to project liquidity needs and evaluate return on assets employed.

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	June 30, 2012	December 31, 2011
Working Capital of continuing operations	$15,632,000	$14,070,000
Current Ratio of continuing operations	2.36 to 1.0	2.15 to 1.0
Shareholders’ Equity	$30,748,000	$29,155,000

The Credit Agreement, (“Credit Agreement”) with Capital One Leverage Finance Corporation, as agent (“COLF”) entered into in October 2010, has a three year term, with maximum borrowings of $22,000,000 at that time.  The Credit Agreement provides for a Revolving Credit Facility (“Revolver”) with a maximum borrowing of $15,910,000. At June 30, 2012 and December 31, 2011, the balances owing on the Revolver were $5,103,000 and $5,648,000, respectively.  Direct borrowings under the Revolver are secured by our accounts receivable, mortgages on our real property located in Cranberry, PA, Jupiter, FL and Tampa, FL,  inventory and equipment, and are cross-guaranteed by certain of ours subsidiaries. Revolver borrowings bear interest at LIBOR (London InterBank Offered Rate) or the Base Rate, as defined in the Credit Agreement, plus the currently applicable margin rates. Beginning April 1, 2011, the loan margins applicable to borrowings on the Revolver are determined based upon the computation of total debt divided by earnings before interest, taxes, depreciation and amortization (“EBITDA”).

On November 21, 2011, we and COLF entered into the Second Amendment to Credit Agreement, (the “Amendment”). The Amendment, among other things: (i) reduced the applicable loan margins for Revolver borrowings by 0.25% or 0.50%, depending on the applicable leverage ratio; (ii) increased the maximum aggregate amount of permitted Capital Expenditures (as defined in the Loan Agreement) for 2012 and 2013 from an aggregate of $1,000,000 to an aggregate of $2,500,000 and (iii) established a $2,500,000 Capital Expenditure loan commitment by COLF, pursuant to which COLF may make one or more Capex Loans (as defined in the Amendment) (each, a “Capex Term Loan”) to us under the terms set forth in the Amendment. As such, pursuant to the Amendment, the total commitment by COLF for the Credit Agreement increased from $22,000,000 to $24,500,000. Further, as a result of this Amendment, the applicable loan margins range from 2.50% to 3.50% for borrowings at LIBOR and from 1.50% to 2.50% for borrowings at the Base Rate. Loan margins added to Revolver borrowings for borrowings at LIBOR and the Base Rate were 2.50% and 1.50%, respectively, at June 30, 2012 and 2.75% and 1.75%, respectively, at December 31, 2011.

The Credit Facility also contains a $6,090,000 term loan (the “Term Loan”), which is secured by mortgages on the Real Property, accounts receivable, inventory and equipment. The Term Loan amortizes approximately $34,000 each month, with a balloon payment at maturity of the Credit Agreement. The balance due on the Term Loan at June 30, 2012 and December 31, 2011 was $4,814,000 and $5,650,000, respectively. As was required by the terms and conditions of the Credit Agreement, in April 2012 we repaid approximately $633,000, which was 25% of 2011 excess annual cash flow, as defined in the Credit Agreement. Loan margins added to Term Loan borrowings at June 30, 2012 and December 31, 2011 were 5.75% and 4.75%, respectively, for borrowings at LIBOR and the Base Rate

In March 2012, in accordance with the Second Amendment to the Credit Agreement, we borrowed $380,000 as a Capex Term Loan. This obligation amortizes approximately $6,000 each month over a five-year period, with a balloon payment at maturity of the Credit Agreement. Loan margins added to Capex Term Loan borrowings at June 30, 2012 were 3.50% and 2.50%, for borrowings at LIBOR and the Base Rate, respectively.

At June 30, 2012, our cash balance was $94,000, compared to $443,000 at December 31, 2011.  Our total bank debt at June 30, 2012 was $10,285,000, compared to $11,298,000 at December 31, 2011. Total debt to total book capitalization (total debt divided by total debt plus equity) decreased to 25.5% at June 30, 2012, from 28.4% at December 31, 2011.

During the first six months of 2012, we generated $1,712,000 cash from operating activities of continuing operations. Material changes in our operating assets and liabilities during this six-month period included an increase in accounts receivable of $1,551,000, primarily due to the increase in revenue, along with a decrease in inventory of $597,000, both are the key factors contributing to reduction in operating cash flows from continuing operations for the first six months of 2012 compared to the same period in 2011.

Capital spending during the first six months of 2012 was $820,000, compared to $443,000 during the same period in the prior year.  Additionally, we purchased a $200,000 product license during the first six months of 2012.  Capital expenditures for the balance of 2012 are expected to be approximately $1,150,000, some of which may be financed through our credit facilities or financed through independent third party financial institutions. The remaining 2012 capital expenditures will primarily be for expansion of existing product lines and replacement of equipment.

On July 9, 2012, we received $300,000 from our CEO in connection with his exercise of an option to purchase 50,000 shares of the Common Stock at an exercise price of $6.00 per share. Additionally, on July 24, 2012, we repaid the $250,000 Subordinated Loan payable, plus approximately $6,000 of interest, to our CEO.

Significant Customer

We have one customer in our Tools segment that accounted for approximately 17.0% and 17.1%, respectively, of consolidated revenue for the three and six-month periods ended June 30, 2012. Our accounts receivable from this customer was 30.2% and 44.6%, respectively, of consolidated accounts receivable at June 30, 2012 and December 31, 2011. The products we sell to this customer are part of a major brand and we believe the brand has extreme value in today’s marketplace. Generally, our revenue from retail customers increases to peak levels during the holiday season shipping period, which is typically during the fourth calendar quarter. During the first six months of 2012, this customer reduced its December 31, 2011 accounts receivable balance of $2,816,000 to $2,379,000. To date, this customer continues, with very minor exceptions, to be current in its payments.

As previously noted, inventory is a component of the collateral against which we are able to borrow funds under the terms of the Revolver. While we hold inventory in our warehouse for this customer, we believe the vast majority of items can be repackaged and sold to other customers without significant additional expense. Since this inventory can be sold to others, we do not believe our ability to borrow funds under the terms of the Revolver would be materially adversely affected in the event this customer is unable to purchase such inventory. At June 30, 2012 and December 31, 2011, we had approximately $1,762,000 and $1,700,000, respectively, of inventory for this customer.

We believe that, should this customer be unable to make any future payments, it would likely negatively impact our working capital, but would not affect our ability to remain a going concern. We are currently investigating various means by which we can protect our accounts receivable balance with this customer.

We continue to monitor the financial status and creditworthiness of this customer. However, there can be no assurance that COLF will continue to permit borrowings against this customer’s eligible accounts receivable or the inventory we hold for this customer.

OFF-BALANCE SHEET ARRANGEMENTS

In accordance with ASC 810, as of June 30, 2010, we deconsolidated WMC and therefore do not include its financial position in the Company’s consolidated condensed financial statements. We believe that neither the Company nor any of its subsidiaries, other than WMC, are legally responsible for any of the liabilities belonging to WMC.  Until such time as these obligations have been resolved, either directly with the creditors, discharged by a court of law, or otherwise eliminated, WMC is required to maintain these obligations on its books, which at June 30, 2012 and December 31, 2011 were approximately $1.3 million and $1.4 million.  We will, as required by ASC 810, re-evaluate the facts and circumstances regarding whether or not we should consolidate WMC at each future reporting period.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any other recently issued, but not yet effective accounting standards, if currently adopted would have a material effect on our condensed consolidated financial statements.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2012.

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

P&F INDUSTRIES, INC.
(Registrant)

	By	/s/ Joseph A. Molino, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: August 14, 2012		(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit

10.1	*Severance Agreement between the Registrant and Joseph A. Molino, Jr., effective as of June 22, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 22, 2012).

31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	**Interactive Data

* Management contract of a compensatory plan or arrangement required to be filed as an exhibit.

** Attached as Exhibit 101 are the following, each formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Condensed Balance Sheets; (ii) Consolidated Condensed Statements of Income; (iii) Consolidated Condensed Statements of Shareholders’ Equity; (iv) Consolidated Condensed Statements of Cash Flows; and (v) Notes to Consolidated Condensed Financial Statements.

A copy of any of the foregoing exhibits to this Quarterly Report on Form 10-Q may be obtained, upon payment of the Registrant’s reasonable expenses in furnishing such exhibit, by writing to P&F Industries, Inc., 445 Broadhollow Road, Suite 100, Melville New York 11747, Attention: Corporate Secretary.

