Form 10-Q
period 2012-09-30
P&F INDUSTRIES INC
filed 2012-11-14
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted  electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period the registrant was required to submit and post such files).  Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

As of November 9, 2012 there were 3,666,562 shares of the registrant’s Class A Common Stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

i

PART I - FINANCIAL INFORMATION

Item 1.                Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS

Cash	$312,000	$443,000
Accounts receivable — net	11,039,000	6,327,000
Inventories – net	18,752,000	18,588,000
Deferred income taxes — net	1,247,000	512,000
Prepaid expenses and other current assets	635,000	454,000
Current assets of discontinued operations	23,000	23,000
TOTAL CURRENT ASSETS	32,008,000	26,347,000

PROPERTY AND EQUIPMENT
Land	1,550,000	1,550,000
Buildings and improvements	7,532,000	7,504,000
Machinery and equipment	17,782,000	16,803,000
	26,864,000	25,857,000
Less accumulated depreciation and amortization	15,608,000	15,091,000
NET PROPERTY AND EQUIPMENT	11,256,000	10,766,000

GOODWILL	5,150,000	5,150,000

OTHER INTANGIBLE ASSETS — net	1,852,000	1,950,000

DEFERRED INCOME TAXES — net	3,218,000	1,595,000

OTHER ASSETS — net	624,000	778,000

TOTAL ASSETS	$54,108,000	$46,586,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES

Short-term borrowings	$5,603,000	$5,648,000
Accounts payable	3,627,000	2,229,000
Accrued liabilities	4,325,000	3,338,000
Current liabilities of discontinued operations	24,000	24,000
Current maturities of long-term debt	586,000	1,039,000
TOTAL CURRENT LIABILITIES	14,165,000	12,278,000

Long–term debt, less current maturities	4,994,000	4,861,000
Liabilities of discontinued operations	282,000	292,000

TOTAL LIABILITIES	19,441,000	17,431,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued – 4,008,000 at September 30, 2012 and 3,956,000 at December 31, 2011	4,008,000	3,956,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	11,310,000	10,919,000
Retained earnings	22,304,000	17,235,000
Treasury stock, at cost – 342,000 shares at September 30, 2012 and December 31, 2011	(2,955,000)	(2,955,000)

TOTAL SHAREHOLDERS’ EQUITY	34,667,000	29,155,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$54,108,000	$46,586,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

	Three months		Nine months
	ended September 30,		ended September 30,
	2012	2011	2012	2011

Net revenue	$17,622,000	$15,050,000	$47,180,000	$42,667,000
Cost of sales	11,585,000	9,681,000	29,855,000	26,695,000
Gross profit	6,037,000	5,369,000	17,325,000	15,972,000
Selling, general and administrative expenses	4,657,000	4,581,000	14,093,000	13,458,000
Operating income	1,380,000	788,000	3,232,000	2,514,000
Interest expense	126,000	170,000	401,000	589,000
Income from continuing operations before income taxes	1,254,000	618,000	2,831,000	1,925,000
Income tax (benefit) expense	(2,302,000)	57,000	(2,252,000)	57,000
Income from continuing operations	3,556,000	561,000	5,083,000	1,868,000

Income (loss) from discontinued operations (net of tax benefits of $16,000 for the three and nine-month periods ended September 30, 2012 and net of tax expense of $13,000 for the three and nine-month periods ended September 30, 2011)	11,000	667,000	(14,000)	639,000

Net income	$3,567,000	$1,228,000	$5,069,000	$2,507,000

Basic earnings per share
Continuing operations	$0.97	$0.16	$1.40	$0.52
Discontinued operations	0.01	0.18	0.00	0.17
Net earnings per share	$0.98	$0.34	$1.40	$0.69

Diluted earnings per share
Continuing operations	$0.94	$0.15	$1.36	$0.51
Discontinued operations	0.01	0.18	0.00	0.17
Net earnings per share	$0.95	$0.33	$1.36	$0.68

Average common shares outstanding:

Basic	3,662,000	3,615,000	3,632,000	3,615,000

Diluted	3,804,000	3,723,000	3,727,000	3,701,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

		Class A Common Stock, $1 Par		Additional paid-in	Retained	Treasury stock
	Total	Shares	Amount	capital	earnings	Shares	Amount

Balance, January 1, 2012	$29,155,000	3,956,000	$3,956,000	$10,919,000	$17,235,0000	(342,000)	$(2,955,000)

Net income	5,069,000	—	—	—	5,069,000	—	—

Exercise of stock options	304,000	52,000	52,000	252,000	—	—	—

Stock-based compensation	139,000	—	—	139,000	—	—	—

Balance, September 30, 2012	$34,667,000	4,008,000	$4,008,000	$11,310,000	$22,304,000	(342,000)	$(2,955,000)

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$5,069,000	$2,507,000

Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Loss (income) from discontinued operations	14,000	(639,000)
Non-cash charges:
Depreciation and amortization	1,235,000	1,204,000
Amortization of other intangible assets	298,000	263,000
Amortization of other assets	214,000	214,000
Provision for bad debt (recovery)	12,000	(16,000)
Stock-based compensation	139,000	143,000
Loss on sale of fixed assets	2,000	—
Deferred income taxes-net	(2,358,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,724,000)	(1,817,000)
Inventories	(164,000)	689,000
Prepaid expenses and other current assets	(180,000)	(331,000)
Other assets	(60,000)	5,000
Accounts payable	1,398,000	1,495,000
Accrued liabilities	987,000	808,000
Total adjustments	(3,187,000)	2,018,000
Net cash provided by operating activities of continuing operations	1,882,000	4,525,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,
	2012	2011
Cash Flows from Investing Activities:
Capital expenditures	$(1,736,000)	$(570,000)
Proceeds from disposal of fixed assets	8,000	1,000
Purchase of product license	(200,000)	—
Net cash used in investing activities	(1,928,000)	(569,000)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	304,000	—
Proceeds from short-term borrowings	40,043,000	27,255,000
Repayments of short-term borrowings	(40,088,000)	(31,530,000)
Repayment of notes payable	(250,000)	(385,000)
Proceeds from term loans	900,000	—
Repayments of term loans	(970,000)	(304,000)
Net cash used in financing activities	(61,000)	(4,964,000)

Cash Flows from Discontinued Operations:
Operating activities	(24,000)	634,000
Net cash (used in) provided by discontinued operations	(24,000)	634,000

Net decrease in cash	(131,000)	(374,000)
Cash at beginning of period	443,000	874,000
Cash at end of period	$312,000	$500,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$414,000	$615,000
Income taxes	$161,000	$8,000

Supplemental disclosure of non-cash investing activities:

Write-off of fully depreciated machinery and equipment	$708,000	$—

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company, as defined below, these unaudited consolidated condensed financial statements include all adjustments necessary to present fairly the information set forth therein. All such adjustments are of a normal recurring nature. Results for interim periods are not necessarily indicative of results to be expected for a full year.

The unaudited consolidated condensed balance sheet information as of December 31, 2011 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The interim financial statements contained herein should be read in conjunction with that Report.

Principles of Consolidation

The unaudited consolidated condensed financial statements contained herein include the accounts of P&F Industries, Inc. and its subsidiaries, (“P&F” or the “Company”). All significant intercompany balances and transactions have been eliminated. Certain amounts in the financial statements and related footnotes have been reclassified to conform to classifications used in the current year.

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

Hy-Tech manufacturers and distributes its own line of industrial pneumatic tools. Hy-Tech also produces over ninety types of tools, which includes impact wrenches, grinders, drills, and motors. Further, it also manufacturers tools to customer unique specifications. Its customers include refineries, chemical plants, power generation, heavy construction, oil and mining companies. In addition, Hy-Tech manufactures an extensive line of pneumatic tool replacement parts that are sold competitively to the original equipment manufacturer. It also manufactures and distributes high pressure stoppers for hydrostatic testing of fabricated pipe. It also produces a line of siphons. Other than a line of sockets that are imported from Israel, all Hy-Tech products are made in the United States of America.

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

Recently Adopted Accounting Standards

During the nine-month period ended September 30, 2012, the Company did not adopt any new accounting standards.

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

The following table sets forth the elements of basic and diluted earnings (loss) per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
For basic and diluted earnings (loss) per common share:
Income from continuing operations	$3,556,000	$561,000	$5,083,000	$1,868,000
Income (loss) from discontinued operations	11,000	667,000	(14,000)	639,000
Net income for basic and diluted earnings per common share	$3,567,000	$1,228,000	$5,069,000	$2,507,000

Denominator:
For basic earnings per share - weighted average common shares outstanding	3,662,000	3,615,000	3,632,000	3,615,000
Dilutive securities (1)	142,000	108,000	95,000	86,000
For diluted earnings per share - weighted average common shares outstanding	3,804,000	3,723,000	3,727,000	3,701,000

(1)	Dilutive securities consist of “in the money” options.

At September 30, 2012 and 2011 and during the nine-month periods ended September 30, 2012 and 2011, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Class A Common Stock for the period. These options are antidilutive and are excluded from the computation of earnings per share. The weighted average antidilutive stock options outstanding were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Weighted average antidilutive stock options outstanding	230,000	340,000	421,000	421,000

NOTE 4 – STOCK-BASED COMPENSATION

Stock-based Compensation

Total stock-based compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options and warrants.  Compensation expense attributable to stock-based compensation was approximately $52,000 and $57,000 during the three-month periods ended September 30, 2012 and 2011, respectively. Compensation expense attributable to stock-based compensation was approximately $139,000 and $143,000 during the nine-month periods ended September 30, 2012 and 2011, respectively.  The compensation expense is recognized in selling, general and administrative expenses on the Company’s statements of income on a straight-line basis over the vesting periods.  The Company recognizes compensation cost over the requisite service period. However, the exercisability of the respective non-vested options, which are at pre-determined dates on a calendar year, do not necessarily correspond to the period(s) in which straight-line amortization of compensation cost is recorded. As of September 30, 2012, the Company had approximately $232,000 of total unrecognized compensation cost related to non-vested awards granted under its stock-based plans, which it expects to recognize over a weighted-average period 1.09 years.

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

On May 23, 2012, following the Annual Meeting, the Committee granted to Richard P. Randall, who was elected to serve on the Company’s board of directors at the Annual Meeting, options to purchase 2,000 shares of Common Stock. These options have an exercise price of $4.48, which was the closing price of the Common Stock on the date of the grant, vest one year from the date of grant and expire ten years from the date of the grant.

In connection with a Severance Agreement entered into between the Company and Joseph A. Molino, Jr. the Company’s Chief Financial Officer, on June 22, 2012, the Company granted Mr. Molino options to purchase 40,000 shares of Common Stock. These options have an exercise price of $4.95, which was the closing price of the Common Stock on the date of the grant. Further, the options shall vest and become exercisable as to 13,333 shares on June 22, 2013, 13,334 shares on June 22, 2014, and 13,333 shares on June 22, 2015, provided, however, that 100% of the then unvested portion of the option grant shall vest and become exercisable in the event of an involuntary termination of Mr. Molino without cause or voluntary termination for good reason or following a Change in Control, as defined in the Severance Agreement.

The Company estimated the fair value of the options granted on May 23, 2012 and June 22, 2012, the dates of the grants, using the following assumptions:

	May 23, 2012	June 22, 2012
Risk-free interest rate	1.74%	1.64%
Expected term (in years)	10.0 years	10.0 years
Volatility	81.37%	81.44%
Dividend yield	0%	0%
Weighted-average fair value of options granted	$3.67	$4.05

The following is a summary of the changes in outstanding options during the nine-month period ended September 30, 2012:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2012	655,124	$6.50	5.2	$31,000
Granted	42,000	4.93	10.0	—
Exercised	(52,000)	5.85
Forfeited	—	—
Expired	(59,436)	6.00
Outstanding, September 30, 2012	585,688	$6.49	5.6	$537,000

Vested, September 30, 2012	421,354	$7.40	4.6	$296,000

The following is a summary of changes in non-vested shares for the nine months ended September 30, 2012:

	Option Shares	Weighted Average Grant- Date Fair Value
Non-vested shares, January 1, 2012	174,667	$2.43
Granted	42,000	4.03
Vested	(52,333)	2.60
Forfeited	—	—
Non-vested shares and expected to vest, September 30, 2012	164,334	$2.78

The number of shares of Common Stock reserved for stock options available for issuance under the 2012 Plan as of September 30, 2012 was 283,000.

Of the options outstanding at September 30, 2012, 42,000 were granted under the 2012 Plan and 543,688 were granted under the Previous Plan.

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on our consolidated condensed financial statements.

NOTE 6 – ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	September 30, 2012	December 31, 2011
Accounts receivable	$11,277,000	$6,553,000
Allowance for doubtful accounts	(238,000)	(226,000)
	$11,039,000	$6,327,000

NOTE 7 – INVENTORIES

Inventories - net consists of:

	September 30, 2012	December 31, 2011
Raw material	$2,101,000	$2,301,000
Work in process	1,047,000	979,000
Finished goods	17,893,000	17,459,000
	21,041,000	20,739,000
Reserve for obsolete and slow-moving inventories	(2,289,000)	(2,151,000)
	$18,752,000	$18,588,000

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

During the nine-month period ended September 30, 2012, there was no change to the carrying value of goodwill.

Other intangible assets were as follows:

	September 30, 2012			December 31, 2011
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships	$5,070,000	$3,825,000	$1,245,000	$5,070,000	$3,581,000	$1,489,000
Trademarks	199,000	—	199,000	199,000	—	199,000
Drawings	290,000	81,000	209,000	290,000	70,000	220,000
Licensing	305,000	106,000	199,000	105,000	63,000	42,000
Totals	$5,864,000	$4,012,000	$1,852,000	$5,664,000	$3,714,000	$1,950,000

Amortization expense for intangible assets subject to amortization was as follows:

Three months ended September 30,		Nine months ended September 30,
2012	2011	2012	2011
$99,000	$88,000	$298,000	$263,000

Amortization expense for each of the twelve-month periods ending September 30, 2013 through September 30, 2017 is estimated to be as follows: 2013 - $294,000; 2014 - $233,000; 2015 - $232,000; 2016 - $202,000 and 2017 - $175,000.  The weighted average amortization period for intangible assets was 7.5 years at September 30, 2012 and 8.2 years at December 31, 2011.

NOTE 9 – DEBT

P&F Industries, Inc., along with Florida Pneumatic, Hy-Tech and Nationwide, as borrowers, entered into a Credit Agreement (“Credit Agreement”) with Capital One Leverage Finance Corporation, as agent (“COLF”). The Credit Agreement, entered into in October 2010, has a three year term, with maximum borrowings of $22,000,000 at inception.  The Credit Agreement provides for a Revolving Credit Facility (“Revolver”) with a maximum borrowing of $15,910,000. At September 30, 2012 and December 31, 2011, the balances owing on the Revolver were $5,603,000 and $5,648,000, respectively.  Direct borrowings under the Revolver are secured by the Company’s accounts receivable, mortgages on the Company’s real property located in Cranberry, PA, Jupiter, FL and Tampa, FL (“Real Property”),  inventory and equipment, and are cross-guaranteed by certain of the Company’s subsidiaries (the “Subsidiary Guarantors”). Revolver borrowings bear interest at LIBOR (London InterBank Offered Rate) or the Base Rate, as defined in the Credit Agreement (“Base Rate”), plus the currently applicable margin rates. The loan margins applicable to borrowings on the Revolver are determined based upon the computation of total debt divided by earnings before interest, taxes, depreciation and amortization (“EBITDA”).

On November 21, 2011, the Company and COLF entered into the Second Amendment to Credit Agreement, (the “Amendment”). The Amendment, among other things: (i) reduced the loan margins applicable to Revolver Borrowings; (ii) increased the maximum aggregate amount of permitted Capital Expenditures (as defined in the Loan Agreement) for 2012 and 2013 to an aggregate of $2,500,000 and (iii) established a $2,500,000 Capital Expenditure loan commitment by COLF, pursuant to which COLF may make one or more Capex Loans (as defined in the Amendment) (each, a “Capex Term Loan”) to the Company under the terms set forth in the Amendment. As such, pursuant to the Amendment, the total commitment by COLF for the Credit Agreement increased to $24,500,000. Further, as a result of this Amendment, the applicable loan margins range from 2.50% to 3.50% for borrowings at LIBOR and from 1.50% to 2.50% for borrowings at the Base Rate. Loan margins added to Revolver borrowings for borrowings at LIBOR and the Base Rate were 2.50% and 1.50%, respectively, at September 30, 2012 and 2.75% and 1.75%, respectively, at December 31, 2011.

The Company is required to provide, among other things, monthly financial statements, monthly borrowing base certificates and certificates of compliance with various financial covenants. The Company is in compliance with all financial covenants. As part of the Credit Agreement, if an event of default occurs, the interest rate would increase by two percent per annum during the period of default.

The Credit Agreement also provides a term loan in the original amount of $6,090,000 (the “Term Loan”), which is secured by mortgages on the Real Property, accounts receivable, inventory and equipment. The Term Loan amortizes approximately $34,000 each month with a balloon payment at maturity of the Credit Agreement. The balance due on the Term Loan at September 30, 2012 and December 31, 2011 was $4,712,000 and $5,650,000, respectively. The Credit Agreement requires the Company to make prepayments, to be applied to the Term Loan, of 25% of excess annual cash flow, as defined in the Credit Agreement, or in the event of a sale of any real estate assets. Accordingly, based on the Company’s 2011 excess cash flows, the Company made a prepayment of approximately $633,000 in April 2012. Loan margins added to Term Loan borrowings at September 30, 2012 and December 31, 2011 were 5.75% and 4.75%, respectively, for borrowings at LIBOR and the Base Rate.

In accordance with the Amendment, in March 2012 and September 2012 the Company borrowed $380,000 and $519,000, respectively, as Capex Term Loans. These obligations amortize approximately $6,000 and $9,000, respectively, each month over a five-year period, with balloon payments at maturity of the Credit Agreement. The balances due on these Capex Term Loans at September 30, 2012 were $349,000 and $519,000, respectively. Loan margins added to the Capex Term Loans at September 30, 2012 were 3.50% and 2.50%, for borrowings at LIBOR and the Base Rate, respectively.

In April 2010, as part of an amendment to the Company’s prior credit agreement, the Company was required to obtain subordinated loans of $750,000 (the “Subordinated Loans”). These Subordinated Loans had an interest at 8% per annum. The Subordinated Loans were provided by the Company’s Chief Executive Officer (“CEO”), in the amount of $250,000, and an unrelated party, in the amount of $500,000, each with a maturity date of October 25, 2013. During 2011, in accordance with a subordination agreement with COLF, the principal amount plus accrued interest owed to the unrelated third party was paid in full from excess cash flows, as defined in such subordination agreement. On July 24, 2012, the Company repaid the $250,000 Subordinated Loan plus approximately $6,000 of interest, to its CEO.

NOTE 10 – DEFERRED INCOME TAXES - NET

 The Company accounts for income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. This method also requires the recognition of future tax benefits, such as net operating loss carry forwards and other tax credits. Deferred tax assets are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse, including those of discontinued operations that remain with the Company. Further, the Company evaluates the likelihood of realizing its deferred tax assets by estimating future sources of future taxable income and the impact of tax planning strategies.

Under the direction of the authoritative guidance issued by the Financial Accounting Standards Board pertaining to the accounting for income taxes, the Company recorded, in years prior to 2012, a partial valuation allowance against certain of its deferred tax assets, since the Company believed that it was more likely than not that, based on evidence available at that time, the entire net deferred tax asset would not be realized in the foreseeable future. However, as of September 30, 2012 the Company believes that, based upon the fact that it has been profitable for the year ended December 31, 2011, as well as the nine months ended September 30, 2012, combined with its projected future sources of taxable income, it is appropriate to reduce the valuation allowance by $2,358,000, thus increasing the total deferred tax assets recorded on the balance sheet. After this reduction and the expected utilization of certain deferred tax assets in the current year, there remains a full valuation allowance on certain state deferred tax assets. As a result of the decrease in the valuation allowance, the Company has recognized a tax benefit of $2,358,000 for the three- and nine-month periods ended September 30, 2012.

NOTE 11 – RELATED PARTY TRANSACTIONS

The president of one of the Company’s subsidiaries is part owner of one of that subsidiary’s vendors. During the three and nine-month periods ended September 30, 2012, the Company purchased approximately $265,000 and $735,000, respectively, of product from this vendor. During the three and nine-month periods ended September 30, 2011, the Company purchased approximately $253,000 and $928,000, respectively, of product from this vendor. At September 30, 2012 and 2011, the Company owed this vendor $48,000 and $111,000, respectively.

NOTE 12 – BUSINESS SEGMENTS

P&F operates in two primary lines of business, Tools and Hardware. For reporting purposes, Florida Pneumatic and Hy-Tech are combined in the Tools segment, while Nationwide is currently the only subsidiary in the Hardware segment. Further, P&F evaluates segment performance based primarily on segment operating income. The accounting policies of each of the segments are the same as those referred to in Note 1.

Three months ended September 30, 2012	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$17,622,000	$13,327,000	$4,295,000

Segment operating income	$2,701,000	$1,995,000	$706,000
General corporate expense	(1,321,000)
Interest expense – net	(126,000)
Income from continuing operations before income taxes	$1,254,000

Segment assets	$49,167,000	$37,700,000	$11,467,000
Corporate assets	4,941,000
Total assets	$54,108,000

Long-lived assets, including $34,000 at corporate	$18,258,000	$13,631,000	$4,593,000

Three months ended September 30, 2011	Consolidated	Tools	Hardware

Revenues	$15,050,000	$11,182,000	$3,868,000

Segment operating income	$2,242,000	$1,730,000	$512,000
General corporate expense	(1,454,000)
Interest expense – net	(170,000)
Income from continuing operations before income taxes	$618,000

Segment assets	$45,758,000	$35,284,000	$10,474,000
Corporate assets	3,121,000
Total assets	$48,879,000

Long-lived assets, including $238,000 at corporate	$18,323,000	$13,610,000	$4,475,000

Nine months ended September 30, 2012	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$47,180,000	$32,672,000	$14,508,000

Segment operating income	$7,543,000	$5,027,000	$2,516,000
General corporate expense	(4,311,000)
Interest expense – net	(401,000)
Income from continuing operations before income taxes	$2,831,000

Nine months ended September 30, 2011	Consolidated	Tools	Hardware

Revenues	$42,667,000	$30,361,000	$12,306,000

Segment operating income	$6,692,000	$4,824,000	$1,868,000
General corporate expense	(4,178,000)
Interest expense – net	(589,000)
Income from continuing operations before income taxes	$1,925,000

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

Business

The unaudited consolidated condensed financial statements contained herein include the accounts of P&F Industries, Inc. and its subsidiaries (“P&F or the “Company”). In addition, the words “we”, “our” and “us” refer to the Company. All significant intercompany balances and transactions have been eliminated.

P&F conducts its business operations through two of its wholly-owned subsidiaries: Continental Tool Group, Inc. (“Continental”) and Countrywide Hardware, Inc. (“Countrywide”). P&F operates in two primary lines of business, or segments: (i) tools and other products (“Tools”) and (ii) hardware and accessories (“Hardware”).

Tools

We conduct our Tools business through Continental, which in turn, operates through its wholly-owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”).

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

Hy-Tech manufactures and distributes pneumatic tools and parts for industrial applications. Hy-Tech manufactures approximately ninety types of industrial pneumatic tools, most of which are sold at prices ranging from $300 to $7,000, under the names “ATP”, “Thaxton”, “THOR” and “Eureka”, as well as under the trade names or trademarks of other private label customers. This line of products includes grinders, drills, saws, impact wrenches and pavement breakers. Hy-Tech’s products are sold to distributors and private label customers through in-house sales personnel and manufacturers’ representatives. Users of Hy-Tech’s tools include refineries, chemical plants, power generation facilities, the heavy construction industry, oil and mining companies and heavy industry. Hy-Tech’s products are sold off the shelf, and are also produced to customer’s orders. The business is not seasonal, but it may be subject to significant periodic changes resulting from scheduled shutdowns in refineries, power generation facilities and chemical plants.

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

Overview

When we compare the third quarter and year-to-date periods ended September 30, 2012 to the same periods of the prior year, the results are as follows:

•	Revenue increased by 17.1% and 10.6% for the third quarter and year-to-date periods, respectively;
•	Gross margin decreased 1.4% to 34.3% and 0.7% to 36.7% for the third quarter and year-to-date periods, respectively; and
•	Income from continuing operations before taxes during the three-month period ended September 30, 2012, more than doubled to $1,254,000 from $618,000 in the same period in 2011.

The majority of the increase in revenue was at Florida Pneumatic where it had sales of $1,336,000 to a second retail customer.

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

RESULTS OF OPERATIONS

The tables below provide an analysis of our revenue for the three and nine-month periods ended September 30, 2012 and 2011.

All revenues are generated in U.S. dollars and are not impacted by changes in foreign currency exchange rates. Unless otherwise stated below, we believe that our relationships with all our key customers, given the current economic conditions, remain good. Other than the matter discussed in the Liquidity and capital resources section pertaining to Florida Pneumatic’s major retail customer, there were no major trends or uncertainties that had, or could reasonably be expected to have, a material impact on our revenue. Other than matters described below, there was no unusual or infrequent event, transaction or significant economic change that materially affected our results of operations.

 Revenue

Tools

	Three months ended September 30,
	2012	2011	Variance	Variance
			$	%
Tools
Florida Pneumatic	$9,264,000	$7,172,000	$2,092,000	29.2%
Hy-Tech	4,063,000	4,010,000	53,000	1.3
Tools Total	13,327,000	11,182,000	2,145,000	19.2

Hardware
Hardware Total	4,295,000	3,868,000	427,000	11.0

Consolidated	$17,622,000	$15,050,000	$2,572,000	17.1%

	Nine months ended September 30,
	2012	2011	Variance	Variance
			$	%
Tools
Florida Pneumatic	$20,087,000	$17,863,000	$2,224,000	12.5%
Hy-Tech	12,585,000	12,498,000	87,000	0.7
Tools Total	32,672,000	30,361,000	2,311,000	7.6

Hardware
Hardware Total	14,508,000	12,306,000	2,202,000	17.9

Consolidated	$47,180,000	$42,667,000	$4,513,000	10.6%

Specifically, Florida Pneumatic markets its air tool products to two primary sectors within the pneumatic tool market; retail and industrial/catalog. Additionally, Florida Pneumatic also markets, to a much lesser degree, air tools to the automotive market. It also generates revenue from its Berkley products line as well as a line of air filters and other OEM parts.

An analysis of Florida Pneumatic’s revenue for the three and nine- month periods ended September 30, 2012 and 2011 is as follows:

	Three months ended September 30,
	2012		2011		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Retail customers	$6,465,000	69.8%	$4,417,000	61.6%	$2,048,000	46.4%
Industrial/catalog	2,094,000	22.6	1,885,000	26.3	209,000	11.1
Automotive	260,000	2.8	336,000	4.7	(76,000)	(22.6)
Other	445,000	4.8	534,000	7.4	(89,000)	(16.7)
Total	$9,264,000	100.0%	$7,172,000	100.0%	$2,092,000	29.2%

	Nine months ended September 30,
	2012		2011		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Retail customers	$11,520,000	57.4%	$10,108,000	56.6%	$1,412,000	14.0%
Industrial/catalog	6,059,000	30.1	5,173,000	29.0	886,000	17.1
Automotive	838,000	4.2	922,000	5.2	(84,000)	(9.1)
Other	1,670,000	8.3	1,660,000	9.2	10,000	0.6
Total	$20,087,000	100.0%	$17,863,000	100.0%	$2,224,000	12.5%

During the third quarter of 2012, Florida Pneumatic had sales of $1,336,000 to a second retail customer. (See Liquidity and Capital Resources for further discussion regarding this new customer). Additionally, during the three-month period ended September 30, 2012, revenue from its other retail customer improved $712,000, when compared to the same three month period in 2011. This net increase is due primarily to greater sales of pneumatic tool accessories, specialty and promotional items as well as basic products. Additionally, during the third quarter Florida Pneumatic continued its growth in the higher gross margin industrial/catalog sector. As a result, it was able to increase revenue generated within this sector by $209,000, when compared to the third quarter of 2011. We intend to continue to expand our marketing efforts in the industrial/catalog market. Partially offsetting the improvements described above, during the third quarter of 2012 Florida Pneumatic’s Other revenue, which includes revenue from its Berkley, air filters and OEM lines, in the aggregate decreased when compared to the third quarter of 2011, due primarily to a change in business strategy at one of its customers. Further, third quarter 2012 Automotive product revenue compared to revenue in the same period a year ago declined due primarily to sluggishness in the European automobile aftermarket.

The most significant factor contributing to the increase in nine month revenue at Florida Pneumatic is the sales of $1,336,000 during the third quarter of 2012 to a second retail customer. Industrial/catalog revenue during the first nine months of 2012 improved $886,000 over the same period in 2011. This increase is due in large part to Florida Pneumatic’s on-going expansion of its marketing efforts in the industrial/catalog sector. Additionally, during the first nine months of 2012, Other revenue improved slightly, when compared to the same period in the prior year. However, when comparing the first nine months of 2012 and 2011, revenue from its Automotive product line decreased primarily due to sluggishness in the European automobile aftermarket.

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

An analysis of Hy-Tech’s revenue for the three and nine-month periods ended September 30, 2012 and 2011 is as follows:

	Three months ended September 30,
	2012		2011		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
ATP	$2,709,000	66.7%	$2,790,000	69.6%	$(81,000)	(2.9)%
Hy-Tech Machine	433,000	10.7	514,000	12.8	(81,000)	(15.8)
Major customer	871,000	21.4	634,000	15.8	237,000	37.4
Other	50,000	1.2	72,000	1.8	(22,000)	(30.6)
Total	$4,063,000	100.0%	$4,010,000	100.0%	$53,000	1.3%

	Nine months ended September 30,
	2012		2011		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
ATP	$8,248,000	65.5%	$8,605,000	68.8%	$(357,000)	(4.1)%
Hy-Tech Machine	1,267,000	10.1	1,474,000	11.8	(207,000)	(14.0)
Major customer	2,773,000	22.0	2,172,000	17.4	601,000	27.7
Other	297,000	2.4	247,000	2.0	50,000	20.2
Total	$12,585,000	100.0%	$12,498,000	100.0%	$87,000	0.7%

Hy-Tech revenue for the third quarter of 2012 grew 1.3% when compared to the third quarter of 2011. Improved revenue during the third quarter of 2012 from its major customer, compared to the same period in the prior year accounted for the increase. Reductions in revenue from its Hy-Tech Machine, ATP and Other product lines partially offset the increase.

Hy-Tech’s revenue for the nine-month period ended September 30, 2012 is $87,000 greater than the same period in 2011. Specifically, during the nine-month period ended September 30, 2012, revenue from its major customer improved $601,000 when compared to the same period in the prior year.  However, when comparing the nine-month periods ended September 30, 2012 and 2011, revenue from its ATP and Hy-Tech Machine product lines decreased an aggregate of $564,000. The decline in ATP revenue was due in part to a large order for sockets in 2011, which did not repeat in 2012. The decline in Hy-Tech Machine revenue is due in large part to our decision to allocate labor and overhead to the manufacturing for and servicing of its major customer.

Hardware

Our Hardware segment, which currently consists of only Nationwide, generates revenue from the sale of fencing and gate hardware, kitchen and bath accessories, OEM products and patio hardware.

An analysis of Nationwide’s revenue for the three and nine-month periods ended September 30, 2012 and 2011 is as follows:

	Three months ended September 30,
	2012		2011		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Fence and gate hardware	$3,005,000	70.0%	$2,545,000	65.8%	$460,000	18.1%
Kitchen and bath	638,000	14.8	685,000	17.7	(47,000)	(6.9)
OEM	396,000	9.2	420,000	10.9	(24,000)	(5.7)
Patio	256,000	6.0	218,000	5.6	38,000	17.4
Total	$4,295,000	100.0%	$3,868,000	100.0%	$427,000	11.0%

	Nine months ended September 30,
	2012		2011		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Fence and gate hardware	$10,204,000	70.4%	$8,270,000	67.2%	$1,934,000	23.4%
Kitchen and bath	2,181,000	15.0	2,056,000	16.7	125,000	6.1
OEM	1,235,000	8.5	1,295,000	10.5	(60,000)	(4.6)
Patio	888,000	6.1	685,000	5.6	203,000	29.6
Total	$14,508,000	100.0%	$12,306,000	100.0%	$2,202,000	17.9%

Nationwide’s third quarter of 2012 revenue increased 11.0% when compared to the third quarter of 2011. Fence and gate hardware sales continues to be the strength behind its growth, generating an 18.1% increase when comparing the three-month periods ended September 30, 2012 and 2011. This improvement is due primarily to the introduction of new products, as well as to expanded marketing efforts, which effectively has increased the size of its customer base.  Nationwide intends to continue its current growth strategy, which is to develop new products and accessories, as well as to continue to expand its national market campaign. Nationwide also had revenue growth from its Patio product line. The increase in patio revenue is due in part to increased activity in the sale of foreclosed housing occurring in Florida. Third quarter of 2012 OEM revenue decreased when compared to the same three-month period in 2011, due primarily to significant pricing pressure along with a dwindling market and other factors. As such, we continue to place less emphasis on this product line. As fence and gate hardware continue to be the primary contributor to Nationwide’s revenue growth, we will continue to focus our attention on new product development and market expansion of this product line.

Nationwide’s revenue for the nine-month period ended September 30, 2012 increased 17.9% when compared to the same period in the prior year. Nearly 88% of this revenue growth was generated from its fence and gate hardware product line, which is due primarily to the introduction of new products, as well as to expanded marketing efforts, which effectively has increased the size of its customer base.   When comparing the nine-month periods ended September 30, 2012 and 2011, Nationwide increased its kitchen and bath product line revenue. Contributing factors to this growth is the enhanced product line, which consists of a newer, higher quality suite of products, as well as slight improvement within the manufactured housing market. Patio revenue for the first nine months of 2012 increased when compared to the same period in 2011, due primarily to an increase in the sale of foreclosed housing, which tend to require repair / replacement of patio enclosures. With respect to its OEM product line, revenue continued to decline primarily to significant pricing pressure along with a dwindling market and other factors.

Gross Margins / Profits

	ThreemonthsendedSeptember 30,		Increase (decrease)
	2012	2011	Amount		%
Tools	$4,355,000	$3,901,000	$454,000		11.6%
As percent of respective revenue	32.7%	34.9%	(2.2)	pts.
Hardware	$1,682,000	$1,468,000	$214,000		14.6%
As percent of respective revenue	39.2%	38.0%	1.2	pts.
Consolidated	$6,037,000	$5,369,000	$668,000		12.4%
As percent of respective revenue	34.3%	35.7%	(1.4)	pts.

	NinemonthsendedSeptember 30,		Increase (decrease)
	2012	2011	Amount		%
Tools	$11,753,000	$11,149,000	$604,000		5.4%
As percent of respective revenue	36.0%	36.7%	(0.7)	pts.
Hardware	$5,572,000	$4,823,000	$749,000		15.5%
As percent of respective revenue	38.4%	39.2%	(0.8)	pts.
Consolidated	$17,325,000	$15,972,000	$1,353,000		8.5%
As percent of respective revenue	36.7%	37.4%	(0.7)	pts.

Tools

	Three months ended September 30,		Increase (decrease)
	2012	2011	Amount		%
Florida Pneumatic	$2,660,000	$2,201,000	$459,000		20.9%
As a percentage of respective revenue	28.7%	30.7%	(2.0)	pts.

Hy-Tech	$1,695,000	$1,700,000	$(5,000)		(0.3)%
As a percentage of respective revenue	41.7%	42.4%	(0.7)	pts.

Total Tools	$4,355,000	$3,901,000	$454,000		11.6%
As a percentage of respective revenue	32.7%	34.9%	(2.2)	pts.

	Nine months ended September 30,		Increase (decrease)
	2012	2011	Amount		%
Florida Pneumatic	$6,463,000	$5,971,000	$492,000		8.2%
As a percentage of respective revenue	32.2%	33.4%	(1.2)	pts.

Hy-Tech	$5,290,000	$5,178,000	$112,000		2.2%
As a percentage of respective revenue	42.0%	41.4%	0.6	pts.

Total Tools	$11,753,000	$11,149,000	$604,000		5.4%
As a percentage of respective revenue	36.0%	36.7%	(0.7)	pts.

When comparing the third quarters of 2012 and 2011, gross margins generated by our Tools segment decreased 2.2 percentage points. However, as the result of improved revenue, gross profit increased $454,000. Specifically, gross margins at Florida Pneumatic decreased due primarily to the greater increase in its retail revenue, which generally provides lower margins than its other product lines. When comparing the three-month periods ended September 30, 2012 and 2011, Hy-Tech’s gross margin and gross profit declined slightly, mostly due to product mix.

When comparing the nine-month periods ended September 30, 2012 and 2011, gross margins generated by our Tools segment decreased 0.7 percentage points, with gross profit increasing $604,000. Florida Pneumatic’s gross margin for the first nine months of 2012 decreased when compared to the same period in 2011, primarily due to the impact of the increase in the lower gross margin retail sales on its overall gross margin. However, during the nine-month period ended September 30, 2012, as the result of the increase in revenue, its gross profit improved by $492,000, compared to the same period a year ago. For the nine-month period ended September 30, 2012, Hy-Tech increased its gross margin and gross profit primarily through product mix, as well as through improved cost of manufacturing.

Hardware

Gross margin during the third quarter of 2012 at Nationwide, increased 1.2 percentage points, compared to the same period in 2011. The slight increase this quarter is due primarily to improved burden absorption. However, Nationwide continues to incur increases in overseas raw material costs, such as aluminum, copper and magnets, as well as increased overseas labor costs. With improved revenue in the third quarter of 2012, and the modest improvement in gross margin, Nationwide increased its gross profit by $214,000 when compared to the same period in 2011. We believe it is likely that Nationwide’s costs of inventory will to continue to increase through the remainder of 2012.

During the nine-month period ended September 30, 2012, gross margin at Nationwide declined 0.8 percentage points. The most significant factor contributing to the slight decline in Nationwide’s nine month gross margin were increases in overseas raw material costs, such as aluminum and copper magnets, as well as increased labor costs. However, as the result of an increase in Nationwide’s year-to-date revenue of $2,202,000, compared to the same period a year ago, its gross profit improved $749,000.

Selling and general and administrative expenses

Selling, general and administrative expenses (“SG&A”) include salaries and related costs, commissions, travel, administrative facilities, communications costs and promotional expenses for our direct sales and marketing staff, administrative and executive salaries and related benefits, legal, accounting and other professional fees, general corporate overhead and certain engineering expenses.

Our SG&A during the third quarter of 2012 was $4,657,000, compared to $4,581,000 for the same three-month period in 2011. Stated as a percentage of revenue, SG&A for the three-month period ended September 30, 2012 was 26.4%, down from 30.4% during the same period in the prior year. Significant line items include: (i) an increase of $220,000 in compensation, which is comprised of base salaries and wages, performance-based bonus incentives as well as associated payroll taxes and employee benefits and (ii) certain variable expenses, which include commissions, freight out, warranty, advertising and promotional costs and travel and entertainment costs, increased an aggregate amount of $121,000. The increases noted above were partially offset by reductions in corporate overhead of $165,000, which includes such things as legal, accounting, insurance and other corporate professional service fees of $165,000, as well as depreciation and amortization of $54,000.

Our SG&A for the nine-month period ended September 30, 2012 was $14,093,000, compared to $13,458,000 incurred during the same period in 2011.  Stated as a percentage of revenue, our SG&A for the first nine months of 2012 was 29.9%, compared to 31.5% during the same period in the prior year. As the result of increased revenue, our variable expenses, which include commissions, freight out, warranty, advertising and promotional costs and travel and entertainment costs, increased an aggregate amount of $111,000. Compensation, which includes wages, associated payroll taxes and employee benefits and performance-based bonus incentives, which are driven primarily by net earnings, increased $609,000. Additionally, during the second quarter of 2012, we recorded a charge of $166,000 for estimated potential penalties and related fees and expenses in connection with unpaid import duty relating to certain products imported by Florida Pneumatic during the period January 1, 2009 through June 19, 2012. The increases were partially offset by reductions in corporate overhead, which includes such things as legal, accounting, insurance and other corporate professional service fees of $165,000 and a decrease of $57,000 in rent and utilities, due in part to a new lease agreement covering our corporate offices in New York.

  Interest

 The tables below provide an analysis of our interest expense for the three and nine-month periods ended September 30, 2012 and 2011:

	Three months ended September 30,
	2012	2011	Increase (decrease)
Short-term borrowings	$47,000	$61,000	$(14,000)
Term loans, including Capex	78,000	89,000	(11,000)
Subordinated loans	1,000	21,000	(20,000)
Other	-	(1,000)	1,000

Total	$126,000	$170,000	$(44,000)

	Nine months ended September 30,
	2012	2011	Increase (decrease)
Short-term borrowings	$143,000	$249,000	$(106,000)
Term loans, including Capex	247,000	269,000	(22,000)
Subordinated loans	11,000	72,000	(61,000)
Other	-	(1,000)	1,000

Total	$401,000	$589,000	$(188,000)

Our net interest expense during the third quarter of 2012 was $44,000 lower than the same three-month period in the prior year. The average balance of short-term borrowings during the third quarter of 2012 was $5,438,000, compared to $6,702,000 during the same three-month period in 2011. As a result, interest expense attributable to short-term borrowing decreased $14,000. Included in the Term Loans interest expense is interest attributable to our Capex loans. The reduction of $11,000 consists of lower interest on the Term Loan of $16,000 offset by interest expense incurred in 2012 on our Capex loans of $5,000. In 2011, we repaid the balance owed to the sellers of Hy-Tech; as a result, there was no interest expense attributable to this debt during the third quarter of 2012, compared to $11,000 in the third quarter of 2011. Further, during 2011 we repaid $500,000 of the Subordinated Loans (see Liquidity and Capital Resources below).

In July 2012 we repaid the remaining $250,000 of Subordinated Loans. The repayment of these Subordinated Loans reduced our third quarter of 2012 interest expense to $1,000, compared to interest of $10,000 incurred in the third quarter of 2011.

Interest expense for the nine-month period ended September 30, 2012 decreased $188,000, compared to the same period in 2011.  The most significant item contributing to the reduction in interest expense was the reduction in our short-term revolver borrowings during the comparative periods. The average balance of short-term borrowings during the first nine months of 2012 was $6,065,000, compared to $8,375,000 during the same period in 2011. As a result, interest expense attributable to short-term borrowing decreased $106,000. Included in the Term Loans interest expense is interest attributable to our Capex loans. The reduction of $22,000 consists of lower interest on the Term Loan of $32,000 offset by interest expense incurred in 2012 on our Capex loans of $10,000. In 2011, we repaid the balance owed to the sellers of Hy-Tech; as a result, there was no interest expense attributable to this debt during the nine-month period ended September 30, 2012, compared to $34,000 in the same period in the prior year. Further, during 2011 we repaid $500,000 of the Subordinated Loans (see Liquidity and Capital Resources below). In July 2012 we repaid the remaining $250,000 of Subordinated Loans. The repayment of these Subordinated Loans reduced interest expense incurred during the first nine months of 2012 to $11,000, compared to interest of $38,000 incurred in the same period in 2011.

 Income Taxes

Based on our profitability for the year ended December 31, 2011 and for the nine-month period ended September 30, 2012 as well as our projected future sources of taxable income, we believe it is appropriate at this time to reduce the valuation allowance applied to our deferred tax assets. Therefore, as of September 30, 2012, we reduced our estimated valuation allowance on our deferred tax assets, which gave rise to income tax benefits of $2,302,000 and $2,252,000, respectively, for the three and nine-month periods ended September 30, 2012. As a result, our effective tax rates for the three and nine-month period ended September 30, 2012 are not directly correlated to the amount of our pretax income and are not comparable to the effective tax rate for the same periods in the prior year. We still maintain a full valuation allowance on certain state deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flows from operations can be somewhat cyclical, typically with the greatest demand for cash in the first and fourth quarters.  We monitor various financial metrics, such as average days sales outstanding, inventory turns, estimated future purchasing requirements and capital expenditures, to project liquidity needs and evaluate return on assets employed.

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	September 30, 2012	December 31, 2011
Working Capital of continuing operations	$17,844,000	$14,070,000
Current Ratio of continuing operations	2.26 to 1.0	2.15 to 1.0
Shareholders’ Equity	$34,667,000	$29,155,000

 The Credit Agreement, (“Credit Agreement”) with Capital One Leverage Finance Corporation, as agent (“COLF”) entered into in October 2010, has a three year term, with maximum borrowings of $22,000,000 at that time.  The Credit Agreement provides for a Revolving Credit Facility (“Revolver”) with a maximum borrowing of $15,910,000. At September 30, 2012 and December 31, 2011, the balances owing on the Revolver were $5,603,000 and $5,648,000, respectively.  Direct borrowings under the Revolver are secured by our accounts receivable, mortgages on our real property located in Cranberry, PA, Jupiter, FL and Tampa, FL,  inventory and equipment, and are cross-guaranteed by certain of ours subsidiaries. Revolver borrowings bear interest at LIBOR (London InterBank Offered Rate) or the Base Rate, as defined in the Credit Agreement, plus the currently applicable margin rates. Beginning April 1, 2011, the loan margins applicable to borrowings on the Revolver are determined based upon the computation of total debt divided by earnings before interest, taxes, depreciation and amortization (“EBITDA”).

On November 21, 2011, we and COLF entered into the Second Amendment to Credit Agreement, (the “Amendment”). The Amendment, among other things: (i) reduced the applicable loan margins for Revolver borrowings by 0.25% or 0.50%, depending on the applicable leverage ratio; (ii) increased the maximum aggregate amount of permitted Capital Expenditures (as defined in the Loan Agreement) for 2012 and 2013 from an aggregate of $1,000,000 to an aggregate of $2,500,000 and (iii) established a $2,500,000 Capital Expenditure loan commitment by COLF, pursuant to which COLF may make one or more Capex Loans (as defined in the Amendment) (each, a “Capex Term Loan”) to us under the terms set forth in the Amendment. As such, pursuant to the Amendment, the total commitment by COLF for the Credit Agreement increased from $22,000,000 to $24,500,000. Further, as a result of this Amendment, the applicable loan margins range from 2.50% to 3.50% for borrowings at LIBOR and from 1.50% to 2.50% for borrowings at the Base Rate. Loan margins added to Revolver borrowings for borrowings at LIBOR and the Base Rate were 2.50% and 1.50%, respectively, at September 30, 2012 and 2.75% and 1.75%, respectively, at December 31, 2011.

The Credit Facility also contains a $6,090,000 term loan (the “Term Loan”), which is secured by mortgages on the Real Property, accounts receivable, inventory and equipment. The Term Loan amortizes approximately $34,000 each month, with a balloon payment at maturity of the Credit Agreement. The balance due on the Term Loan at September 30, 2012 and December 31, 2011 was $4,712,000 and $5,650,000, respectively. As was required by the terms and conditions of the Credit Agreement, in April 2012 we repaid approximately $633,000, which was 25% of 2011 excess annual cash flow, as defined in the Credit Agreement. Loan margins added to Term Loan borrowings at September 30, 2012 and December 31, 2011 were 5.75% and 4.75%, respectively, for borrowings at LIBOR and the Base Rate

In accordance with the Amendment, in March 2012 and September 2012, the Company borrowed $380,000 and $519,000, respectively, as Capex Term Loans. These obligations amortize approximately $6,000 and $9,000, respectively, each month over a five-year period, with balloon payments at maturity of the Credit Agreement. The balances due on these Capex Term Loans at September 30, 2012 were $349,000 and $519,000, respectively. Loan margins added to the Capex Term Loans at September 30, 2012 were 3.50% and 2.50%, for borrowings at LIBOR and the Base Rate, respectively.

In April 2010, as part of an amendment to the Company’s prior credit agreement, we were required to obtain subordinated loans of $750,000 (the “Subordinated Loans”). These Subordinated Loans had an interest at 8% per annum. The Subordinated Loans were provided by our Chief Executive Officer (“CEO”), in the amount of $250,000, and an unrelated party, in the amount of $500,000, each with a maturity date of October 25, 2013. During 2011, in accordance with a subordination agreement with COLF, the principal amount plus accrued interest owed to the unrelated third party was paid in full from excess cash flows, as defined in such subordination agreement. On July 24, 2012, we repaid the $250,000 Subordinated Loan plus approximately $6,000 of interest, to our CEO.

At September 30, 2012, our cash balance was $312,000, compared to $443,000 at December 31, 2011.  Our total bank debt at September 30, 2012 was $11,183,000, compared to $11,298,000 at December 31, 2011. Total debt to total book capitalization (total debt divided by total debt plus equity) decreased to 24.4% at September 30, 2012, from 28.4% at December 31, 2011.

During the first nine months of 2012, we generated $1,882,000 cash from operating activities of continuing operations. Material changes in our operating assets and liabilities during this nine-month period included an increase in accounts receivable of $4,724,000, primarily due to the increase in revenue, the impact of which was partially offset by increases in accounts and accrued expenses payable, which aggregated $2,385,000. Non-cash charges during the nine-month period ended September 30, 2012, that affected our cash flow aggregated $1,900,000. Also affecting our cash flow was a non-cash credit of $2,358,000 relating to taxes on income.

Capital spending during the first nine months of 2012 was $1,736,000, compared to $570,000 during the same period in the prior year.  Additionally, we purchased a $200,000 product license during the first nine months of 2012.  Capital expenditures for the balance of 2012 are expected to be approximately $150,000, some of which may be financed through our credit facilities or financed through independent third party financial institutions. The remaining 2012 capital expenditures will primarily be for expansion of existing product lines and replacement of equipment.

On July 9, 2012, we received $300,000 from our CEO in connection with his exercise of an option to purchase 50,000 shares of the Common Stock at an exercise price of $6.00 per share. Additionally, on July 24, 2012, we repaid the $250,000 Subordinated Loan payable, plus approximately $6,000 of interest, to our CEO.

As of September 30, 2012, we had open purchase orders aggregating approximately $5.3 million for inventory to support potential sales to a new retail customer. We believe that should this customer not purchase this inventory, we could sell this merchandise to other customers without incurring unreasonable costs to convert this inventory.

Significant Customer

We have one customer in our Tools segment that accounted for approximately 29.1% and 21.6%, respectively, of consolidated revenue for the three and nine-month periods ended September 30, 2012. Our accounts receivable from this customer was 44.8% and 44.6%, respectively, of consolidated accounts receivable at September 30, 2012 and December 31, 2011. The products we sell to this customer are part of a major brand and we believe the brand has extreme value in today’s marketplace. Generally, our revenue from retail customers increases to peak levels during the holiday season shipping period, which is typically August through November. To date, this customer continues, with very minor exceptions, to be current in its payments.

As previously noted, inventory is a component of the collateral against which we are able to borrow funds under the terms of the Revolver. While we hold inventory in our warehouse for this customer, we believe the vast majority of items can be repackaged and sold to other customers without significant additional expense. Since this inventory can be sold to others, we do not believe our ability to borrow funds under the terms of the Revolver would be materially adversely affected in the event this customer is unable to purchase such inventory. At September 30, 2012 and December 31, 2011, we had approximately $2,090,000 and $2,171,000, respectively, of inventory for this customer.

We believe that, should this customer be unable to make any future payments, it would likely negatively impact our working capital, but would not affect our ability to remain a going concern. We continue to evaluate various means by which we can protect our accounts receivable balance with this customer.

Lastly, we continue to monitor the financial status and creditworthiness of this customer. However, there can be no assurance that COLF will continue to permit borrowings against this customer’s eligible accounts receivable or the inventory we hold for this customer.

OFF-BALANCE SHEET ARRANGEMENTS

In accordance with ASC 810, as of September 30, 2010, we deconsolidated WMC and therefore do not include its financial position in the Company’s consolidated condensed financial statements. We believe that neither the Company nor any of its subsidiaries, other than WMC, are legally responsible for any of the liabilities belonging to WMC.  Until such time as these obligations have been resolved, either directly with the creditors, discharged by a court of law, or otherwise eliminated, WMC is required to maintain these obligations on its books, which at September 30, 2012 and December 31, 2011 were approximately $1.3 million and $1.4 million.  We will, as required by ASC 810, re-evaluate the facts and circumstances regarding whether or not we should consolidate WMC at each future reporting period.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted would have a material effect on our condensed consolidated financial statements.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2012.

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

P&F INDUSTRIES, INC.
(Registrant)

	By	/s/ Joseph A. Molino, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: November 14, 2012		(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit
3.1	By-laws of the Registrant (as amended on September 12, 2012).

10.1	Prepayment Agreement between Richard A. Horowitz and the Registrant, dated July 24, 2012 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 24, 2012).

31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*Interactive Data

* Attached as Exhibit 101 are the following, each formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Condensed Balance Sheets; (ii) Consolidated Condensed Statements of Income; (iii) Consolidated Condensed Statements of Shareholders’ Equity; (iv) Consolidated Condensed Statements of Cash Flows; and (v) Notes to Consolidated Condensed Financial Statements.

A copy of any of the foregoing exhibits to this Quarterly Report on Form 10-Q may be obtained, upon payment of the Registrant’s reasonable expenses in furnishing such exhibit, by writing to P&F Industries, Inc., 445 Broadhollow Road, Suite 100, Melville New York 11747, Attention: Corporate Secretary.

