Form 10-K
period 2012-12-31
P&F INDUSTRIES INC
filed 2013-03-29
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant, based on the last sale price on June 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $12,409,000.

As of March 29, 2013 there were 3,674,139 shares of the registrant’s Class A Common Stock outstanding.

Documents Incorporated by Reference

Part III of this Annual Report on Form 10-K incorporates by reference information from the registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders.

P&F INDUSTRIES, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

During 2012, Florida Pneumatic purchased approximately 56% of its pneumatic tools from China, 41% from Taiwan and 1% from Japan and Europe. Florida Pneumatic performs final assembly on certain of its pneumatic tools at its factory in Jupiter, Florida.

Florida Pneumatic also markets, through its Berkley Tool division (“Berkley”), a product line which includes pipe and bolt dies, pipe taps, wrenches, vises and stands, pipe and tubing cutting equipment, hydrostatic test pumps, and replacement electrical components for a widely-used brand of pipe cutting and threading machines. Florida Pneumatic markets Berkley’s products through industrial distributors and contractors. Florida Pneumatic sources its Berkley product line from China and Israel, as well as domestic sources. Florida Pneumatic also assembles and markets a line of compressor air filters, for which it imports components from Mexico.

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

Hy-Tech

Hy-Tech manufacturers and distributes its own line of industrial pneumatic tools under the “ATP” brand. Under the ATP brand, Hy-Tech produces and sells over sixty types of tools, which include impact wrenches, grinders, drills, and motors and are sold at prices ranging from $450 to $28,000. Further, it also manufacturers tools to customer unique specifications. Users of ATP parts and tools include refineries, chemical plants, power generation, heavy construction, oil and mining companies. In addition, Hy-Tech manufactures an extensive line of pneumatic tool replacement parts that are sold competitively to the original equipment manufacturer. It also manufactures and distributes high pressure stoppers for hydrostatic testing fabricated pipe under the “Thaxton” brand name. It also produces a line of siphons under the “ Eureka” name.

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

Nationwide

Nationwide is a developer, importer, and manufacturer of fencing hardware, patio products, and door and window accessories including rollers, hinges, window operators, sash locks, custom zinc castings and door closers. Nationwide’s products are sold through in-house sales personnel and independent manufacturers’ representatives to distributors, dealers, retailers and OEM customers. Additionally, Nationwide markets a kitchen and bath product line. End users of Nationwide’s products include contractors, home builders, pool and patio enclosure contractors, plumbers, OEM/private label customers and general consumers. Nationwide currently out-sources the manufacturing of approximately 90% of its product with several overseas factories located in China and Taiwan, while retaining design, quality control, and patent and trademark control. There are redundant supply sources for most products. Nationwide manufactures approximately 10% of its products sold including rollers, hinges and pool enclosure products at its facility in Tampa, Florida. Nationwide also provides value-add services for the entire product line with local packaging, kitting, rework and fabrication operations performed in its Tampa location.

Nationwide’s sales are moderately seasonal, with revenues typically increasing during the home construction activity, which generally occurs during the spring and summer months. The majority of Nationwide’s products are sold off the shelf. The primary competitive factors affecting Nationwide are quality, breadth of products and availability of products, customer service and technical support.

Former Stair Parts Business

Prior to June 2009, Countrywide’s subsidiaries, Woodmark International, L.P. (“Woodmark”) and Pacific Stair Products, Inc. (“PSP”) each operated a stair parts business. Additionally, Woodmark was also an importer of kitchen and bath hardware and accessories. In June 2009 pursuant to the transactions (the “WMC transactions”) that formed the business of WM Coffman LLC (now known as Old Stairs Co (“WMC”)), Woodmark and PSP contributed stair parts-related assets to WMC in return for members’ equity. Concurrently, Woodmark transferred its kitchen and bath business to Nationwide. Accordingly, effective with the WMC transactions, the stair parts business became exclusively the business of WMC, and Woodmark and PSP no longer functioned as operating units. As part of the WMC transactions WMC acquired substantially all of the assets of Coffman Stairs, LLC, which operated a competitive stair parts business.

WMC was not able to achieve the revenue levels anticipated prior to the WMC transactions and, as a result, never produced positive cash flows. This caused, among other things, defaults on WMC’s loan agreement with its bank, PNC, National Association (“PNC”). PNC, the primary lender and source of credit to WMC, foreclosed upon the assets of WMC. As a result of the aforementioned facts, in June 2010 WMC ceased operations. The Company no longer includes WMC in its Consolidated Financial Statements. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off Balance Sheet Arrangements and Note 3 to Consolidated Financial Statements for further discussion.

Significant Customer

See Management’s Discussion and Analysis – Liquidity and Capital Resources – Significant Customer.

Employees

We employed 150 full-time employees as of December 31, 2012. At various times during the year our operating units may employee seasonal help. During 2012, we employed part-time or seasonal staff as necessary. None of the Company’s employees are represented by a union.

ITEM 1A.  Risk Factors

A wide range of factors could materially affect our performance. In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results of these operations elsewhere in this report, the following factors, among others, could adversely affect our results of operations or financial position:

•	Substantial debt and debt service requirements; The amount of our debt could have important consequences. For example, it could: increase our vulnerability to general adverse economic and industry conditions; limit our ability to fund future capital expenditures, working capital and other general corporate requirements; require us to dedicate a substantial portion of our cash flow from operations to make interest and principal payments on our debt; limit our flexibility in planning for, or reacting to, changes in our business; place us at a competitive disadvantage compared with competitors that have less debt; and limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity.

•	Compliance with covenants under our credit facility. Our asset based credit facility contains affirmative and negative covenants including financial covenants, and default provisions. A breach of any of these covenants could result in a default under our credit agreement. Upon the occurrence of an event of default under our current credit agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the lenders were to accelerate the repayment of borrowings, we may not have sufficient assets to repay our asset based credit facility and our other indebtedness. Also, should there be an event of default, or a need to obtain waivers following an event of default, we may be subject to higher borrowing costs and/or more restrictive covenants in future periods.

•	Significant volatility and disruption in the global capital and credit markets. Volatility in the global capital and credit markets has in recent years resulted in a tightening of business credit and liquidity, a contraction of consumer credit, business failures, increased unemployment and declines in consumer confidence and spending. If global economic and financial market conditions deteriorate or remain weak for an extended period of time, it could have a material adverse effect on our financial condition and results of operations. In particular, lower consumer spending may result in reduced demand and orders for certain of our products, order cancellations, lower revenues, increased inventories, and lower gross margins. Further, if our customers experience difficulty obtaining financing in the capital and credit markets to purchase our products, this could result in further reduced orders for our products, order cancellations, inability of customers to timely meet their payment obligations to us, extended payment terms, higher accounts receivable, reduced cash flows, greater expense associated with collection efforts and increased bad debt expense; and a severe financial difficulty experienced by our customers may cause them to become insolvent or cease business operations.

•	The strength of the retail economy in the United States. Our business is subject to economic conditions in major markets, including recession, inflation, deflation, general weakness in retail, industrial, and housing markets. The strength of such markets are a function of many factors beyond our control, including interest rates, employment levels, availability of credit and consumer confidence. Such economic conditions have had, and may continue to have, an adverse effect on our results of operations and financial position.

•	Supply chain disruptions. Any difficulty or inability on the part of manufacturers of our products or other participants in our supply chain in obtaining sufficient financing to purchase raw materials or to finance general working capital needs may result in delays or non-delivery of shipments of our products.

•	Our ability to maintain mutually beneficial relationships with key customers. We have several key customers, one of which constituted approximately 20.8% of our consolidated revenues for 2012. Loss of key customers or a material negative change in our relationships with our key customers (including as a result of a negative change in the financial position of such key customers) could have a material adverse effect on our business, results of operations or financial position.

•	Adverse changes in currency exchange rates or raw material commodity prices. A majority of our products are manufactured outside the United States, of which a significant amount is purchased in the local currency. As a result, we are exposed to movements in the exchange rates of various currencies against the United States dollar which could have an adverse effect on our results of operations or financial position. We believe our most significant foreign currency exposures are the Taiwan dollar (“TWD”) and the Chinese Renminbi (“RMB”). Purchases from Chinese sources are made in U.S. dollars. However, if the RMB were to be revalued against the dollar, there could be a significant negative impact on the cost of our products.

•	Impairment of long-lived assets and goodwill. The inability of certain of our subsidiaries to generate future cash flows sufficient to support the recorded amounts of goodwill, other intangible assets and other long-lived assets related to those subsidiaries could result in future impairment charges.

•	Unforeseen interruptions in the manufacturing ability of certain foreign suppliers. Our foreign suppliers may encounter interruption in their ability to continue to provide us with products on a short-term or long-term basis. Although we believe that there are redundant sources available and maintain multiple sources for certain of our products, there may be costs and delays associated with securing such sources and there can be no assurance that such sources would provide the same quality of product at similar prices.

•	Unforeseen inventory adjustments or changes in purchasing patterns. We make purchasing decisions based upon a number of factors including an assessment of market needs and preferences, manufacturing lead times and cash flow considerations. To the extent that our assumptions result in inventory levels being too high or too low, there could be a material adverse effect on our business, results of operations or financial position.

•	Market acceptance of new products. There can be no assurance that the market continues its acceptance of the new products we introduced in recent years or will accept new products introduced or scheduled for introduction, in 2013. There can also be no assurance that the level of sales generated from these new products relative to our expectations will materialize, based on existing investments in productive capacity and commitments by us to fund advertising and product promotions in connection with the introduction of these new products.

•	Increased competition. The domestic markets in which we sell our products are highly competitive on the basis of price, quality, availability, post-sale service and brand-name awareness. A number of competing companies are well-established manufacturers that compete on a global basis.

•	Price reductions. Price reductions taken by us in response to customer and competitive pressures, as well as price reductions or promotional actions taken in order to drive demand, may not result in anticipated sales necessary to offset the associated costs.

•	Interest rates. Interest rate fluctuations and other capital market conditions could have a material adverse effect on our business, results of operations or financial position.

•	Litigation and insurance. The effects of litigation and product liability exposure, as well as other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission and public announcements could have a material adverse effect on our business, results of operations or financial position. Further, while we maintain insurance policies to protect against most potential exposures, events may arise against which we may not be adequately insured.

•	Retention of key personnel. Our success depends to a significant extent upon the abilities and efforts of our key personnel. The loss of the services of any of our key personnel or our inability to attract and retain qualified personnel in the future could have a material adverse effect on our business, results of operations or financial position.

•	Acquisition of businesses. Part of our business strategy is to opportunistically acquire complementary businesses and dispose of non-complementary businesses. If we fail to develop and integrate any acquired business or dispose of any businesses effectively, our earnings may be adversely affected. In addition, our management team will need to devote substantial time and attention to the acquisition and integration of the acquired businesses, which could distract them from their other duties and responsibilities.

•	Regulatory environment. We cannot anticipate the impact of changes in laws and regulations, including changes in accounting standards, taxation requirements, including tax rate changes, new tax laws and revised tax law interpretations, and environmental laws, in both domestic and foreign jurisdictions.

•	Our financial position, cash flow or results may be adversely affected by the threat of terrorism and related political instability and economic uncertainty. The threat of potential terrorist attacks on the United States and throughout the world and political instability has created an atmosphere of economic uncertainty in the United States and in foreign markets. Our results may be impacted by the macroeconomic effects of those events. Also, a disruption in our supply chain as a result of terrorist attacks or the threat thereof may significantly affect our business and its prospects. In addition, such events may also result in heightened domestic security and higher costs for importing and exporting shipments of components and finished goods. Any of these occurrences may have a material adverse effect on our financial position, cash flow or results in any reporting period.

•

Information technology system failures and attacks could harm our business. Our business is dependent on the efficient functioning of our information technology systems and operations, which are vulnerable to damage or interruption from such factors as fires, natural disasters, telecommunications failures, computer viruses and worms, hacking, software defects, as well as human error. Despite our precautions, problems could result in interruptions in services and materially and adversely affect our business, financial condition and results of operations.

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

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.  Properties

Florida Pneumatic owns a 72,000 square foot plant facility located in Jupiter, Florida. Hy-Tech owns a 51,000 square foot plant facility located in Cranberry Township, Pennsylvania and leases a 10,000 square foot facility located in Punxsutawney, Pennsylvania.

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

 The Company’s executive office of approximately 5,000 square feet is located in an office building in Melville, New York and is leased from a non-affiliated landlord.

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

None

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common Stock trades on the Nasdaq Global Market under the symbol PFIN. The range of the high and low closing sales prices for our Class A Common Stock during the last two years were as follows:

2012	High	Low
First Quarter	$4.70	$3.40
Second Quarter	5.05	3.94
Third Quarter	6.24	4.83
Fourth Quarter	6.24	5.50

2011	High	Low
First Quarter	$3.74	$3.22
Second Quarter	4.65	3.58
Third Quarter	5.18	3.81
Fourth Quarter	4.40	3.40

As of March 20, 2013, there were approximately 1,100 holders of record of our Class A Common Stock and the closing sale price of our stock as reported by the Nasdaq Global Market was $8.55. We have not declared any cash dividends on our Class A Common Stock since our incorporation in 1963 and have no plans to declare any cash dividends in the foreseeable future.

ITEM 6.  Selected Financial Data

Not required.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Significant results and events in 2012 include:

•	Increased annual net revenue by 9.8%, or $5,330,000.
•	Increased annual gross profit by $1,897,000; however gross margin declined 0.1%.
•	Full year 2012 income from continuing operations before taxes, as a percentage of net revenue, increased to 5.6% from 3.7% in the prior year.
•	After giving effect to a $2,250,000 reduction in a valuation allowance on our deferred tax assets, net income improved to $5,450,000 from $1,909,000,
o	Diluted earnings per share from continuing operations increased to $1.45 from $0.52.
•	In December 2012, we amended our credit facility, which included the following:
o	New expiration- December 2017;
o	Increased the Revolver Loan borrowing facility to $20,000,000 from $15,910,000;
o	Modified Term Loan,
▪	Extending amortization timeframe.
▪	Reduced the Applicable Margin Rate of interest by 275 basis points.

KEY INDICATORS

Economic Measures

Much of our business is driven by the ebbs and flows of the general economic conditions in both the United States and, to a lesser extent, abroad.  Our Tools segment focuses on a wide array of customer types; it does not rely as much on specific economic measures or indicators. The Tools segment tends to track the general economic conditions of the United States, industrial production and general retail sales, all of which have, for the most part, generated slight improvement during 2012 compared to 2011.  The key economic measures for the Hardware group are general economic conditions within the United States and, to a lesser extent, the housing market.

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

Financial Measures

Key financial measures we use to evaluate the results of our business include: various revenue metrics; gross margin; selling, general and administrative expenses; earnings before interest and taxes; operating cash flows and capital expenditures; return on sales; return on assets; days sales outstanding and inventory turns. These measures are reviewed at monthly, quarterly and annual intervals and compared to historical periods as well as established objectives. To the extent that these measures are relevant, they are discussed in the detailed sections below for each operating segment.

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or title has passed to our customer or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured. We sell our goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods. Revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which occurs either upon shipment by us or upon receipt by customers at the location specified in the terms of sale. Other than standard product warranty provisions, our sales arrangements provide for no other post-shipment obligations. We do offer rebates and other sales incentives, promotional allowances or discounts, from time to time and for certain customers, typically related to customer purchase volume, all of which are fixed or determinable and are classified as a reduction of revenue and recorded at the time of sale. We periodically evaluate whether an allowance for sales returns is necessary. Historically, we have experienced minimal sales returns. If we believe there are material potential sales returns, we would provide the necessary provision against sales.

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

We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. We also may record as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and our assessment of the general financial conditions affecting our customer base. If actual collection experience changes, revisions to the allowance may be required. We have a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in the creditworthiness of any of these customers could have a material effect on our results of operations in the period in which such changes or events occur. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. Based on the information available, we believe that our allowance for doubtful accounts as of December 31, 2012 was adequate. However, actual write-offs might exceed the recorded allowance.

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

Income Taxes

We account for income taxes using the asset and liability approach. This approach requires the recognition of current tax assets or liabilities for the amounts refundable or payable on tax returns for the current year, as well as the recognition of deferred tax assets or liabilities for the expected future tax consequences of temporary differences that can arise between (a) the amount of taxable income and pretax financial income for a year, such as from net operating loss carryforwards and other tax credits, and (b) the tax bases of assets or liabilities and their reported amounts in the consolidated financial statements. Deferred tax assets and liabilities are measured using enacted tax rates. The impact on deferred tax assets and liabilities of changes in tax rates and laws, if any, is reflected in the consolidated financial statements in the period enacted. Further, we evaluate the likelihood of realizing benefit from our deferred tax assets by estimating future sources of taxable income and the impact of tax planning strategies. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

We file a consolidated Federal tax return. P&F and certain of its subsidiaries file combined tax returns in New York and Texas. All subsidiaries file other state and local tax returns on a stand-alone basis.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while other positions are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as income taxes in the consolidated statement of income.

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

As a result of adopting this new accounting standard, we determined that, as the result of the facts and circumstances relating to WMC, including the foreclosure, and subsequent disposal and sale of all of its tangible and intangible assets by PNC, we were no longer the primary beneficiary of WMC and we no longer had a controlling financial interest in WMC. As such, we deconsolidate WMC’s financial position and results of operations.

RESULTS OF OPERATIONS

2012 compared to 2011

REVENUE

The tables below provide an analysis of our revenue for the three and twelve-month periods ended December 31, 2012 and 2011.

All revenues are generated in U.S. dollars and are not impacted by changes in foreign currency exchange rates. Unless otherwise stated below, we believe that our relationships with all our key customers, given the current economic conditions, remain good. Other than the matter discussed in the Liquidity and Capital Resources section of this Management Discussion and Analysis pertaining to a major retail customer within the Tools segment, there were no major trends or uncertainties that had, or could reasonably be expected to have, a material impact on our revenue. Other than matters described below, there was no unusual or infrequent event, transaction or significant economic change that materially affected our results of operations.

Consolidated

	Three months ended December 31,
	2012	2011	Variance	Variance
			$	%
Tools
Florida Pneumatic	$5,397,000	$5,592,000	$(195,000)	(3.5)%
Hy-Tech	4,072,000	3,896,000	176,000	4.5
Tools Total	9,469,000	9,488,000	(19,000)	(0.2)

Hardware
Hardware Total	3,222,000	2,386,000	836,000	35.0

Consolidated	$12,691,000	$11,874,000	$817,000	6.9%

	Year ended December 31,
	2012	2011	Variance	Variance
Tools
Florida Pneumatic	$25,484,000	$23,455,000	$2,029,000	8.7%
Hy-Tech	16,657,000	16,394,000	263,000	1.6
Tools Total	42,141,000	39,849,000	2,292,000	5.8

Hardware
Hardware Total	17,730,000	14,692,000	3,038,000	20.7
Consolidated	$59,871,000	$54,541,000	$5,330,000	9.8%

Tools

Florida Pneumatic markets its air tool products to two primary sectors within the pneumatic tool market; retail and industrial/catalog. Additionally, Florida Pneumatic also markets, to a much lesser degree, air tools to the automotive market. It also generates revenue from its Berkley products line as well as a line of air filters and other OEM parts.

An analysis of Florida Pneumatic’s revenue for the three and twelve-month periods ended December 31, 2012 and 2011 is as follows:

	Three months ended December 31,
	2012		2011		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Retail customers	$2,979,000	55.2%	$2,970,000	53.1%	$9,000	0.3%
Industrial/catalog	1,754,000	32.5	1,682,000	30.1	72,000	4.3
Automotive	233,000	4.3	375,000	6.7	(142,000)	(37.9)
Other	431,000	8.0	565,000	10.1	(134,000)	(23.7)
Total	$5,397,000	100.0%	$5,592,000	100.0%	$(195,000)	(3.5)%

	Year Ended December 31,
	2012		2011		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Retail customers	$14,499,000	56.9%	$13,078,000	55.8%	$1,421,000	10.9%
Industrial/catalog	7,813,000	30.7	6,855,000	29.2	958,000	14.0
Automotive	1,071,000	4.2	1,297,000	5.5	(226,000)	(17.4)
Other	2,101,000	8.2	2,225,000	9.5	(124,000)	(5.6)
Total	$25,484,000	100.0%	$23,455,000	100.0%	$2,029,000	8.7%

During the fourth quarter of 2012, Florida Pneumatic commenced its initial product delivery, or roll-out to its new retail customer, The Home Depot (“THD”). However, revenue from its other retail customer, Sears Holdings Corporation (“Sears”), declined when compared to the same three month period in 2011. The decline in Sears’ revenue is partially due to the timing of seasonal orders delivered in the third quarter of 2012 compared to the fourth quarter of 2011. Florida Pneumatic continued its growth strategy into the higher gross margin industrial/catalog sector. Fourth quarter of 2012 Automotive product revenue and other revenue, which includes revenue from its Berkley, air filters and OEM lines, declined when compared to the same period in 2011, due primarily to Florida Pneumatic’s decision to place greater emphasis on expanding its Retail and Industrial/catalog lines.

With respect to the full-year 2012, Florida Pneumatic continued to expand its presence in the higher gross margin, industrial/catalog sector. We intend to continue to expand our marketing efforts in this sector of the pneumatic air tool market. As Florida Pneumatic commenced shipments to THD during the latter half of 2012, revenue from its Retail customers, in the aggregate, improved 10.9 % when comparing 2012 to 2011. This increase was due primarily to the THD revenue, offset by a reduction in Sears’ revenue of certain specialty, promotional and basic items. Decreases in Florida Pneumatic’s Other revenue and Automotive revenue were due in large part to management’s decision to focus their efforts on expansion of the Retail and Industrial/catalog product lines.

Hy-Tech focuses primarily on the industrial/heavy-duty sector of the pneumatic tools market.  Hy-Tech creates quality replacement parts for pneumatic tools, markets its own value-added line of air tools and distributes a complementary line of sockets (“ATP”). Hy-Tech manufactures and markets a line of products that primarily focus on power generation, mining, construction and general industrial manufacturing markets (“Hy-Tech Machine”).

An analysis of Hy-Tech’s revenue for the three and twelve-month periods ended December 31, 2012 and 2011 is as follows:

	Three months ended December 31,
	2012		2011		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
ATP	$2,592,000	63.7%	$2,477,000	63.6%	$115,000	4.6%
Hy-Tech Machine	397,000	9.7	448,000	11.5	(51,000)	(11.4)
Major customer	1,014,000	24.9	892,000	22.9	122,000	13.7
Other	69,000	1.7	79,000	2.0	(10,000)	(12.7)
Total	$4,072,000	100.0%	$3,896,000	100.0%	$176,000	4.5%

	Year Ended December 31,
	2012		2011		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
ATP	$10,840,000	65.1%	$11,081,000	67.6%	$(241,000)	(2.2)%
Hy-Tech Machine	1,664,000	10.0	1,922,000	11.7	(258,000)	(13.4)
Major customer	3,787,000	22.7	3,065,000	18.7	722,000	23.6
Other	366,000	2.2	326,000	2.0	40,000	12.3
Total	$16,657,000	100.0%	$16,394,000	100.0%	$263,000	1.6%

Hy-Tech revenue for the fourth quarter of 2012 grew 4.5% when compared to the same period in 2011. Specifically, when comparing the fourth quarter of 2012 to the same period in the prior year, revenue from its Major customer as well as revenue from its ATP product line improved. We believe both of these increases are due primarily to improving general global economic conditions during 2012 compared to the prior year. Reductions in revenue from its Hy-Tech Machine and Other product lines partially offset the increase.

Overall, Hy-Tech’s full-year 2012 revenue improved 1.6%, when compared to full-year of 2011. The increase in revenue from its Major customer we believe is due primarily to improved global economic conditions which favorably impacted on this customer. ATP revenue declined due primarily to a one-time significant order for sockets in 2011, which did not repeat in 2012. The decline in Hy-Tech Machine revenue is due in large part to management’s decision to assign additional labor and overhead to the manufacturing for, and servicing of, its Major customer.

Hardware

An analysis of Nationwide’s revenue for the three and twelve-month periods ended December 31, 2012 and 2011 is as follows:

	Three months ended December 31,
	2012		2011		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Fence and gate hardware	$2,061,000	64.0%	$1,356,000	56.8%	$705,000	52.0%
Kitchen and bath	528,000	16.4	553,000	23.2	(25,000)	(4.5)
OEM	364,000	11.3	276,000	11.6	88,000	31.9
Patio	269,000	8.3	201,000	8.4	68,000	33.8
Total	$3,222,000	100.0%	$2,386,000	100.0%	$836,000	35.0%

	Year ended December 31,
	2012		2011		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Fence and gate hardware	$12,265,000	69.2%	$9,630,000	65.5%	$2,635,000	27.4%
Kitchen and bath	2,709,000	15.3	2,606,000	17.8	103,000	4.0
OEM	1,599,000	9.0	1,571,000	10.7	28,000	1.8
Patio	1,157,000	6.5	885,000	6.0	272,000	30.7
Total	$17,730,000	100.0%	$14,692,000	100.0%	$3,038,000	20.7%

Fence and gate hardware continues to be the strength behind Nationwide’s revenue growth, with fourth quarter of 2012 exceeding the same period in 2011 by 52.0%. This improvement is due primarily to the expanded customer base and new product releases. The increase in patio revenue is due primarily to increased activity in the sale of foreclosed houses occurring in Florida. When comparing the fourth quarter of 2012 to the same period in 2011, revenue increased at its OEM product line primarily due to of certain orders being delayed by its customers from the fourth quarter 2011 to the first quarter of 2012. During the fourth quarter of 2012, Kitchen and bath encountered a softening of the market.

When comparing the full-year 2012 to 2011 Nationwide was able to increase revenue throughout its suite of product lines. However, nearly 87% of Nationwide’s revenue growth was generated from its fence and gate hardware product line, which was due primarily to the introduction of new products, as well as to expanded marketing efforts and increased customer base. Nationwide’s kitchen and bath product line revenue improved slightly. Despite significant pricing pressure along with a dwindling market and other factors, OEM product line revenue for the full year 2012 recorded a minimal increase. As a result, it is likely we will continue to place less emphasis on this product line. Patio revenue during the full-year 2012 increased when compared to the same period in 2011, due primarily to an increase in the sale of foreclosed housing, which tend to require repair/ replacement of patio enclosures. As fence and gate hardware continue to be the primary contributor to Nationwide’s revenue growth, we intend to continue our current strategy, which is to develop new, innovative fence and gate hardware products and accessories, as well as to continue to expand our national market campaign.

GROSS MARGIN

Consolidated

	Three months ended December 31,		Increase (decrease)
	2012	2011	Amount		%
Tools	$3,663,000	$3,482,000	$181,000		5.2%
As percent of respective revenue	38.7%	36.7%	2.0	%pts.
Hardware	$1,154,000	$791,000	$363,000		45.9%
As percent of respective revenue	35.8%	33.2%	2.6	%pts.
Consolidated	$4,817,000	$4,273,000	$544,000		12.7%
As percent of respective revenue	38.0%	36.0%	2.0	%pts.

	Year Ended December 31,		Increase (decrease)
	2012	2011	Amount		%
Tools	$15,416,000	$14,631,000	$785,000		5.4%
As percent of respective revenue	36.6%	36.7%	(0.1	)%pts.
Hardware	$6,726,000	$5,614,000	$1,112,000		19.8%
As percent of respective revenue	37.9%	38.2%	(0.3	)%pts.
Consolidated	$22,142,000	$20,245,000	$1,897,000		9.4%
As percent of respective revenue	37.0%	37.1%	(0.1	)%pts.

Tools

	Three months ended December 31,		Increase (decrease)
	2012	2011	Amount		%
Florida Pneumatic	$2,019,000	$1,905,000	$114,000		6.0%
As a percentage of respective revenue	37.4%	34.1%	3.3	%pts.

Hy-Tech	$1,644,000	$1,577,000	$67,000		4.2%
As a percentage of respective revenue	40.4%	40.5%	(0.1	)%pts.

Total Tools	$3,663,000	$3,482,000	$181,000		5.2%
As a percentage of respective revenue	38.7%	36.7%	2.0	%pts.

	Year Ended December 31,		Increase (decrease)
	2012	2011	Amount		%
Florida Pneumatic	$8,482,000	$7,875,000	$607,000		7.7%
As a percentage of respective revenue	33.3%	33.6%	(0.3	)%pts.

Hy-Tech	$6,934,000	$6,756,000	$178,000		2.6%
As a percentage of respective revenue	41.6%	41.2%	0.4	%pts.

Total Tools	$15,416,000	$14,631,000	$785,000		5.4%
As a percentage of respective revenue	36.6%	36.7%	(0.1	)%pts.

Tools

When comparing the fourth quarters of 2012 and 2011, gross margins generated by our Tools segment increased 2.0 percentage points. Combined with improved revenue, gross profit increased $181,000. Specifically, gross margins at Florida Pneumatic increased due primarily to: (1) improved absorption of warehouse and manufacturing overhead during the fourth quarter of 2012, compared to the same period in 2011 due to the increase in inventory for THD, and (2) product mix. When comparing the three-month periods ended December 31, 2012 and 2011, Hy-Tech’s gross margin declined slightly, mostly due to product mix, however, as revenue increased over last year, its gross profit improved slightly.

When comparing the full-years of 2012 and 2011, gross margins generated by our Tools segment decreased 0.1 percentage points, however gross profit increased $785,000. Florida Pneumatic’s gross margin decreased when compared to the same period in 2011, primarily due to the impact of the increase in the lower gross margin retail sales on its overall gross margin. However, as the result of the increase in revenue, Florida Pneumatic’s gross profit improved by $607,000, compared to the same period a year ago. Hy-Tech increased its gross margin and gross profit primarily through product mix, as well as through improved cost of manufacturing.

Hardware

Nationwide’s gross margin for the fourth quarter of 2012 increased 2.6 percentage points, compared to the same period in 2011. This increase is due primarily to a change in product mix and to a lesser extent, improved burden absorption due to increased volume through the warehouse. However, Nationwide continues to incur increases in overseas raw material costs, such as aluminum, copper and magnets, as well as increased overseas labor costs. With improved revenue in the fourth quarter of 2012, along with stronger gross margins, Nationwide increased its gross profit by $363,000 when compared to the same period in 2011.

Despite a year over year decline of 0.3 percentage points in its gross margin, Nationwide’s gross profit improved nearly 20%. The most significant factor contributing to the slight decline in its gross margin were increases in overseas raw material costs, such as aluminum, copper and magnets, as well as increased overseas labor costs. Additionally, during 2012, Nationwide elected to secure certain higher volume, slightly lower priced fence and gate hardware customers. Gross margins on its OEM and kitchen and bath product lines declined in 2012 compared to 2011 due primarily to significant pricing pressures along with dwindling markets and other factors.

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

Our SG&A during the fourth quarter of 2012 was $4,188,000 compared to $4,033,000 for the same three-month period in 2011. Stated as a percentage of revenue, SG&A was 33.0%, compared to 34.0% during the three-month periods ended December 31, 2012 and 2011, respectively. Significant line items include an increase of $384,000 in compensation, which is comprised of base salaries and wages, performance-based bonus incentives as well as associated payroll taxes and employee benefits, partially offset by reductions in corporate overhead of $200,000, which consists primarily of legal, accounting, general insurance, banking fees and other corporate professional service fees.

Our SG&A for 2012 was $18,281,000, compared to $17,491,000 incurred in 2011.  Stated as a percentage of revenue, our SG&A for 2012 was 30.5%, compared to 32.1% during the prior year. Although our revenue increased more than $5,300,000, our variable expenses, which consist primarily of commissions, freight out, warranty, advertising and promotional costs and travel and entertainment costs, increased an aggregate of $71,000. Compensation, which includes wages, associated payroll taxes and employee benefits and performance-based bonus incentives, which are driven primarily by net earnings, increased $993,000. Additionally, during the second quarter of 2012, we recorded a charge of $166,000 for estimated potential penalties and related fees and expenses in connection with unpaid import duty relating to certain products imported by Florida Pneumatic during the period January 1, 2009 through June 19, 2012. The increases were partially offset by reductions in corporate overhead, which consists primarily of legal, accounting, general insurance, banking fees and other corporate professional service fees of $338,000 and a decrease of $69,000 in rent and utilities, due in part to a new lease agreement covering our corporate offices in New York.

INTEREST

	Three months ended December 31,
	2012	2011	Decrease
Short-term borrowings	$47,000	$67,000	$(20,000)
Term loans, including Capital Expenditure Term Loans	78,000	90,000	(12,000)
Subordinated loans	---	6,000	(6,000)
Other	---	4,000	(4,000)

Total	$125,000	$167,000	$(42,000)

	Year Ended December 31,
	2012	2011	Decrease
Short-term borrowings	$190,000	$315,000	$(125,000)
Term loans, including Capital Expenditure Term Loans	325,000	359,000	(34,000)
Subordinated loans	11,000	44,000	(33,000)
Other - net	---	38,000	(38,000)

Total	$526,000	$756,000	$(230,000)

The decrease in the average balance of short-term borrowings during the three-month period ended December 31, 2012, compared to the same period in the prior year, was the key factor contributing to the reduction in interest expense. The reduction of $12,000 of interest on our Term Loans consists of lower interest on the Term Loan partially offset by interest expense incurred on Capital Expenditure Term Loans (“Capex loans”) that were created during 2012. During 2011 we repaid $500,000 of the Subordinated Loans (see Liquidity and Capital Resources of this Management’s Discussion and Analysis). In July 2012 we repaid the remaining $250,000 of Subordinated Loans. The repayment of these Subordinated Loans caused us not to have any interest expense during the fourth quarter of 2012, compared to interest expense of $6,000 incurred in the fourth quarter of 2011. In 2011, we repaid the balance owed to the sellers of Hy-Tech; as a result, there was no interest expense attributable to this debt during the fourth quarter of 2012, compared to $4,000 in the fourth quarter of 2011.

The most significant factor contributing to the reduction in interest expense during 2012 compared to 2011 was the reduction in our short-term borrowings during the comparative periods. The average balance of short-term borrowings during 2012 was $5,981,000, compared to $8,138,000 in 2011. Despite $900,000 of Capex loans during 2012, our interest expense in the aggregate from both the Term loans and Capex loans decreased a net $34,000. In 2011, we repaid the balance owed to the sellers of Hy-Tech; as a result, there was no interest expense attributable to this debt in 2012, compared to $38,000 interest paid in 2011. Further, in 2011 we repaid $500,000 of the Subordinated Loans (See Note 12 - Related Party Transactions to our Consolidated Financial Statements for further discussion related to these loans), which effectively reduced our interest expense in 2012 attributable to these Subordinated Loans to $11,000, compared to $44,000 in 2011. Additionally, in November 2011 and December 2012, we and Capital One Leverage Finance Corporation, as agent (“COLF”) entered into Amendments to the Credit Agreement which, among other things, lowered the Applicable Margin rates that COLF adds to our borrowings. (See - Liquidity and Capital Resources and in Note 7 – Debt, to our Consolidated Financial Statements, for further discussions.)

INCOME TAX EXPENSE

During 2012, we recorded a net deferred tax benefit of $2,243,000, which resulted from a reduction in the valuation allowance on our deferred tax assets, partially offset by the utilization of deferred tax assets in 2012. A tax benefit of $2,250,000 was attributable to continuing operations and a net deferred tax expense of $7,000 was attributable to discontinued operations. We believe it was appropriate to reduce the valuation allowance, based upon evidence such as profitability for the years ended December 31, 2010, 2011 and 2012, as well as projected future sources of taxable income. As a result, our effective tax rate for the twelve-month period ended December 31, 2012 is not directly correlated to the amount of our pretax income and is not comparable to the effective tax rate for the same period in the prior year. We still maintain a full valuation allowance on certain state deferred tax assets.

The effective tax rates applicable to income from continuing operations for the years ended December 31, 2012 and 2011, respectively, were (63.4)% and 4.5%.  The primary factor affecting the 2012 effective tax rate was the partial reversal of the valuation allowance, as described above.  The primary factor affecting the 2011 effective tax rate was the decrease in the valuation allowance on our deferred tax assets, resulting from the utilization of a portion of these assets.

DISCONTINUED OPERATIONS

In October 2005, we sold substantially all of the operating assets of a wholly-owned subsidiary that participated in a multi-employer pension plan. This plan provided defined benefits to all of its union workers. Contributions to this plan were determined by the union contract. We did not administer or control the plan funds. As a result of the former wholly-owned subsidiary’s withdrawal from the plan, we recorded a withdrawal liability of approximately $369,000, which is payable in quarterly installments of approximately $8,200, which includes interest, from May 2006 through February 2026. The total outstanding amount of this withdrawal liability at December 31, 2012 and 2011 was $293,000 and $306,000, respectively, which is included in Current and Long-term liabilities of discontinued operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash flows from operations can be somewhat cyclical, with the greatest demand for cash typically in the first and third quarters. We monitor such things as days’ sales outstanding, inventory requirements, accounts payable and capital expenditures to project liquidity needs and evaluate return on assets. Our primary sources of funds are cash available through a credit agreement with our bank, as discussed below, as well as any excess cash generated from operations.

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	December 31,
	2012	2011
Working capital from continuing operations	$20,697	$14,070
Current ratio	2.67 to 1	2.15 to 1
Shareholders’ equity	$35,088	$29,155

In October 2010, P&F, along with Florida Pneumatic, Hy-Tech and Nationwide, as borrowers, entered into a Loan and Security Agreement (“Credit Agreement”) with COLF. The Credit Agreement had a three year term, with maximum borrowings of $22,000,000 at inception.  The Credit Agreement provides for a Revolver Loan (“Revolver”) with an original maximum borrowing of $15,910,000.  Direct borrowings under the Revolver are secured by our accounts receivable, mortgages on our real property located in Cranberry, PA, Jupiter, FL and Tampa, FL (“Real Property”),  inventory and equipment, and are cross-guaranteed by certain of our subsidiaries (the “Subsidiary Guarantors”). Revolver borrowings bear interest at LIBOR (London InterBank Offered Rate) or the Base Rate, as defined in the Credit Agreement (“Base Rate”), plus the Applicable Margin (the “Applicable Margin”), as defined in the Credit Agreement. The Applicable Margin on Revolver borrowings is determined based upon the computation of total debt divided by earnings before interest, taxes, depreciation and amortization (“EBITDA”).

On November 21, 2011, we and COLF entered into the Second Amendment to Loan and Security Agreement, (“Amendment 2”). Amendment 2, among other things: (i) increased the total commitment by COLF for the Credit Agreement to $24,500,000; (ii) reduced the Applicable Margin on Revolver borrowings; (iii) increased the maximum aggregate amount of permitted Capital Expenditures (as defined in the Loan Agreement) for 2012 and 2013 to an aggregate of $2,500,000 and (iv) established a $2,500,000 Capital Expenditure loan commitment by COLF, pursuant to which COLF may make one or more Capex Loans (as defined in Amendment 2) (each, a “Capex Term Loan”) to us under the terms set forth in Amendment 2. Pursuant to Amendment 2, the Applicable Margin ranged from 2.50% to 3.50% for borrowings at LIBOR and from 1.50% to 2.50% for borrowings at the Base Rate.

On December 19, 2012, we and COLF entered into the Third Amendment to Loan and Security Agreement (“Amendment 3”), which among other things:

•	Increased the total commitment by COLF from $24,500,000 to $29,453,000.
•	Extended the term of the Credit Agreement through December 19, 2017, the Loan Maturity Date, on which date all principal, interest and other amounts owing with respect to this Credit Agreement shall be due and payable in full.
•	Increased the maximum aggregate amount of borrowings on the Revolver from $15,910,000 to $20,000,000.
•	Increased the Term Loan, as defined below, to $7,000,000 from $6,090,000, the original principal amount, of which $4,611,000 was outstanding immediately prior to the effectiveness of Amendment 3.
•	Extended the rate of amortization on the Term Loan from 20 years to 25 years.
•	Increased the amount of borrowings for permitted Capital Expenditures to $2,453,000 from $1,601,000, which was the net amount available to borrow immediately preceding this Amendment.
•	Reduced the unused line fee to 0.375% from a range of 0.5% to 0.75%.
•	Removed the requirement of a prepayment on the Term Loan from Excess Cash Flows, as defined in the Credit Agreement. (In 2012, we were required to make a $633,000 prepayment toward our Term Loan.)
•	Reduced the Applicable Margin on all borrowings. The Applicable Margin on Revolver borrowings is based on the corresponding Leverage Ratio (as defined in the Credit Agreement). The Applicable Margin for each type of borrowing is as follows:

Type of borrowing	New Applicable Margin	Old Applicable Margin
Revolver
Base rate	.50% to 1.50%	1.50% to 2.50%
LIBOR	1.50% to 2.50%	2.50% to 3.50%

Term Loan
Base rate	2.00%	4.75%
LIBOR	3.00%	5.75%

Capex Term Loan
Base rate	2.00%	2.50%
LIBOR	3.00%	3.50%

The balance of Revolver borrowings outstanding was $2,793,000 at December 31, 2012 and $5,648,000 at December 31, 2011. Applicable Margins added to Revolver borrowings at LIBOR and the Base Rate were 2.00% and 1.00%, respectively, at December 31, 2012 and 2.75% and 1.75%, respectively, at December 31, 2011.

 LONG-TERM LOANS

 The Credit Agreement also provides for a Term Loan (the “Term Loan”), which is secured by mortgages on the Real Property, accounts receivable, inventory and equipment.  The Term Loan, as amended will, effective January 2013 be repaid approximately $23,000 each month, with a balloon payment of the remaining balance due at maturity of the Credit Agreement.  Term Loan borrowings incur interest at LIBOR or the Base Rate plus the Applicable Margins, which were 3.00% and 2.00%, respectively, at December 31, 2012 and 5.75% and 4.75%, respectively, at December 31, 2011.

Additionally we, in accordance with Amendment 2, borrowed $380,000 and $519,000, in March 2012 and September 2012, respectively, as Capex Term Loans. These loans amortize approximately $6,000 and $9,000, respectively, each month over a five-year period. Applicable Margins added to the Capex Term Loan borrowings at December 31, 2012 were 3.00% and 2.00%, for borrowings at LIBOR and the Base Rate, respectively.

Long-term debt consists of:

	December 31,
	2012	2011
Term loan - $23,000 (plus interest) payable monthly January 1, 2013 through December 1, 2017, with all remaining balances due December 19, 2017. From October 25, 2010, the original loan date, through December 31, 2012, the monthly payments were $34,000 (plus interest).	$7,000,000	$5,650,000
Capex Term Loan - $6,000 (plus interest) payable monthly May 1, 2012 through April 1, 2017.	330,000	----
Capex Term Loan - $9,000 (plus interest) payable monthly October 1, 2013 through September 1, 2017.	493,000	----
Subordinated note payable to officer	----	250,000
	7,823,000	5,900,000
Less current maturities	460,000	1,039,000
	$7,363,000	$4,861,000

 In April 2010, as part of an amendment to a prior credit agreement, we were required to obtain subordinated loans of $750,000 (the “Subordinated Loans”). These Subordinated Loans had an interest rate of 8% per annum. The Subordinated Loans were provided by the our Chief Executive Officer (“CEO”), in the amount of $250,000, and an unrelated party, in the amount of $500,000, each with a maturity date of October 25, 2013. During 2011, in accordance with a subordination agreement with COLF, the principal amount plus accrued interest owed to the unrelated third party was paid in full from excess cash flows, as defined in such subordination agreement. We paid interest of $20,000 in 2011 to the CEO. On July 24, 2012, we repaid the $250,000 Subordinated Loan, plus approximately $6,000 of interest, to our CEO.

The aggregate amounts of long-term debt scheduled to mature in each of the years, approximately as follows:

2013	$460,000
2014	460,000
2015	460,000
2016	460,000
2017	5,983,000

$7,823,000

Interest expense on long-term debt was approximately $325,000 and $359,000 for the years ended December 31, 2012 and 2011, respectively.

We are required to provide, among other things, monthly financial statements, monthly borrowing base certificates and certificates of compliance with various financial covenants. We are in compliance with all financial covenants. As part of the Credit Agreement, if an event of default occurs, the interest rate would increase by two percent per annum during the period of default.

Other Information

Our cash balance at December 31, 2012 was $695,000, compared to $443,000 at December 31, 2011. We were able to reduce our total bank borrowings, which at December 31, 2012 was $10,616,000, from $11,298,000 at December 31, 2011. Cash provided by operating activities for the years ended December 31, 2012 and 2011 was $3,328,000 and $5,363,000, respectively. We believe that cash derived from operations and cash available through borrowings under the Credit Agreement will be sufficient to allow us to meet our working capital needs for at least the next twelve months.

The percent of debt to total book capitalization (debt plus equity) decreased 5.1 percentage points to 23.2% at December 31, 2012, from 28.3% at December 31, 2011.

Capital spending during the year ended December 31, 2012 was $1,969,000, compared to $598,000 in 2011. In 2012 we purchased two new computer numerically controlled machines (CNC), totaling $1,260,000. Capital expenditures currently planned for 2013 are approximately $1,200,000, most of which we expect will be financed through our credit facility and cash flows. The majority of the projected 2013 capital expenditures will relate to new equipment at Hy-Tech, which we believe will increase output while reducing manufacturing costs. A portion of the planned capital expenditures will be for tooling required for new product development at all three subsidiaries.

At December 31, 2012, we had $15,723,000 of open purchase order commitments, compared to $7,717,000 at December 31, 2011. The most significant component of the increase is for inventory for THD.

Significant Customer

We have one customer in our Tools segment that accounted for approximately 17.9% and 20.8%, respectively, of consolidated revenue for the three and twelve-month periods ended December 31, 2012, compared to 25.0% and 24.0%, respectively for the same periods in 2011. Our accounts receivable from this customer was 30.6% and 44.6%, respectively, of consolidated accounts receivable at December 31, 2012 and 2011. The products we sell to this customer are part of a major brand and we believe the brand has extreme value in today’s marketplace. Generally, our revenue from retail customers increases to peak levels during the holiday season shipping period, which is typically August through November. To date, this customer continues, with very minor exceptions, to be current in its payments.

As previously noted, inventory is a component of the collateral against which we are able to borrow funds under the terms of the Revolver. We believe the majority of inventory held for this customer can be repackaged and sold to other customers without significant additional expense. Since this inventory can be sold to others, we do not believe our ability to borrow funds under the terms of the Revolver would be materially adversely affected in the event this customer is unable to purchase such inventory. At December 31, 2012 and 2011, we had approximately $2,312,000 and $2,171,000, respectively, of inventory for this customer.

We believe that, should this customer be unable to make any future payments, it would likely negatively impact our working capital, but would not affect our ability to remain a going concern. We continue to investigate means by which we can protect our accounts receivable balance with this customer.

Lastly, we continue to monitor the financial status and creditworthiness of this customer. However, there can be no assurance that COLF will continue to permit borrowings against this customer’s eligible accounts receivable or the inventory we hold for this customer.

OFF-BALANCE SHEET ARRANGEMENTS

As the result of the facts and circumstances relating to WMC, including the foreclosure and subsequent disposal and sale of all of the tangible and intangible assets by PNC, we determined that we were no longer the primary beneficiary of WMC, as we were unable to direct the activities of this entity, no longer had the obligation to absorb losses that might be significant to WMC and no longer possessed the right to receive benefits from WMC that could potentially be significant to WMC. We believe that neither the Company nor any of its subsidiaries, other than WMC, are legally responsible for any of the liabilities belonging to WMC as neither the Company nor any of its subsidiaries were parties to or guarantors of any of its obligations. As such, in accordance with Accounting Standards Codification (“ASC”) 810-10-40 (“ASC 810”), we continue to deconsolidate WMC.

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

NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards

Refer to Note 1, "Summary of Accounting Policies", to our consolidated financial statements for a discussion of recent accounting standards and pronouncements.

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted would have a material effect on our consolidated financial statements.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not Required

ITEM 8.  Financial Statements and Supplementary Data

P&F INDUSTRIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of P&F Industries, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of P&F Industries, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. P&F Industries, Inc. and Subsidiaries management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of P&F Industries, Inc. and Subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Jericho, New York

March 29, 2013

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS
CURRENT ASSETS

Cash	$695,000	$443,000
Accounts receivable — net	6,675,000	6,327,000
Inventories — net	24,073,000	18,588,000
Deferred income taxes — net	1,139,000	512,000
Prepaid expenses and other current assets	524,000	454,000
Current assets of discontinued operations	23,000	23,000
TOTAL CURRENT ASSETS	33,129,000	26,347,000

PROPERTY AND EQUIPMENT
Land	1,550,000	1,550,000
Buildings and improvements	7,536,000	7,504,000
Machinery and equipment	18,010,000	16,803,000
	27,096,000	25,857,000
Less accumulated depreciation and amortization	15,994,000	15,091,000
NET PROPERTY AND EQUIPMENT	11,102,000	10,766,000

GOODWILL	5,150,000	5,150,000

OTHER INTANGIBLE ASSETS — net	1,752,000	1,950,000

DEFERRED INCOME TAXES — net	3,211,000	1,595,000

OTHER ASSETS — net	813,000	778,000

TOTAL ASSETS	$55,157,000	$46,586,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES

Short-term borrowings	$2,793,000	$5,648,000
Accounts payable	4,843,000	2,229,000
Accrued liabilities	4,313,000	3,338,000
Current liabilities of discontinued operations	19,000	24,000
Current maturities of long-term debt	460,000	1,039,000
TOTAL CURRENT LIABILITIES	12,428,000	12,278,000

Long-term debt, less current maturities	7,363,000	4,861,000
Long-term liabilities of discontinued operations	278,000	292,000

TOTAL LIABILITIES	20,069,000	17,431,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued – 4,013,000 at December 31, 2012 and 3,956,000 at December 31, 2011	4,013,000	3,956,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	11,384,000	10,919,000
Retained earnings	22,646,000	17,235,000
Treasury stock, at cost – 342,000 shares at December 31, 2012 and 2011	(2,955,000)	(2,955,000)

TOTAL SHAREHOLDERS’ EQUITY	35,088,000	29,155,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$55,157,000	$46,586,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2012	2011
Net revenue	$59,871,000	$54,541,000
Cost of sales	37,729,000	34,296,000
Gross profit	22,142,000	20,245,000
Selling, general and administrative expenses	18,281,000	17,491,000
Operating income	3,861,000	2,754,000
Interest expense - net	526,000	756,000
Income from continuing operations before income taxes	3,335,000	1,998,000
Income tax (benefit) expense	(2,115,000)	89,000
Income from continuing operations	5,450,000	1,909,000

(Loss) income from discontinued operations (net of tax expense of $7,000 and $9,000 for the years ended December 31, 2012 and 2011)	(39,000)	646,000

Net income	$5,411,000	$2,555,000

Basic earnings (loss) per share
Continuing operations	$1.50	$0.53
Discontinued operations	(0.01)	0.18
Net income	$1.49	$0.71

Diluted earnings (loss) per share
Continuing operations	$1.45	$0.52
Discontinued operations	(0.01)	0.17
Net income	$1.44	$0.69

Weighted average common shares outstanding:
Basic	3,641,000	3,615,000

Diluted	3,748,000	3,698,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Class A Common Stock, $1 Par		Additional paid-in	Retained	Treasury stock
	Total	Shares	Amount	capital	earnings	Shares	Amount

Balance, January 1, 2011	$26,399,000	3,956,000	$3,956,000	$10,718,000	$14,680,000	(342,000)	$(2,955,000)

Net income	2,555,000				2,555,000

Stock-based compensation	201,000			201,000

Balance, December 31, 2011	29,155,000	3,956,000	3,956,000	10,919,000	17,235,000	(342,000)	(2,955,000)

Net income	5,411,000				5,411,000

Exercise of stock options	304,000	52,000	52,000	252,000

Issuance of restricted common stock	26,000	5,000	5,000	21,000

Stock-based compensation	192,000			192,000

Balance, December 31, 2012	$35,088,000	4,013,000	$4,013,000	$11,384,000	$22,646,000	(342,000)	$(2,955,000)

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2012	2011
Cash Flows from Operating Activities
Net income	$5,411,000	$2,555,000

Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Loss (income) from discontinued operations	39,000	(646,000)
Non-cash charges:
Depreciation and amortization	1,623,000	1,600,000
Amortization of other intangible assets	398,000	350,000
Amortization of debt issue costs	286,000	286,000
Provision for losses on accounts receivable	53,000	1,000
Stock-based compensation	192,000	201,000
Restricted stock-based compensation	3,000	—
Loss on sale of fixed assets	2,000	1,000
Deferred income taxes	(2,243,000)	—

Changes in operating assets and liabilities:
Accounts receivable	(401,000)	658,000
Inventories	(5,485,000)	(158,000)
Prepaid expenses and other current assets	(47,000)	(37,000)
Other assets	(92,000)	(227,000)
Accounts payable	2,614,000	336,000
Accrued liabilities	975,000	443,000
Total adjustments	(2,083,000)	2,808,000
Net cash provided by operating activities of continuing operations	3,328,000	5,363,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2012	2011
Cash Flows from Investing Activities:
Capital expenditures	$(1,969,000)	$(598,000)
Proceeds from sale of assets	8,000	2,000
Purchase of product license	(200,000)	—
Net cash used in investing activities	(2,161,000)	(596,000)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	304,000	—
Proceeds from short-term borrowings	56,005,000	40,280,000
Repayments of short-term borrowings	(58,860,000)	(44,628,000)
Term loan advances	3,289,000	—
Repayments of term loans	(1,116,000)	(406,000)
Repayments on notes payable	(250,000)	(1,073,000)
Bank financing costs	(229,000)	—
Net cash used in financing activities	(857,000)	(5,827,000)

Cash Flows from Discontinued Operations:
Operating activities	(58,000)	629,000
Net cash (used in) provided by discontinued operations	(58,000)	629,000

Net increase (decrease) in cash	252,000	(431,000)
Cash at beginning of year	443,000	874,000
Cash at end of year	$695,000	$443,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$545,000	$796,000

Income taxes	$164,000	$16,000

The accompanying notes are an integral part of these consolidated financial statements.

 P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 1—SUMMARY OF ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements contained herein include the accounts of P&F Industries, Inc. and its subsidiaries (“P&F” or the “Company”). All significant intercompany balances and transactions have been eliminated.  Certain amounts in the financial statements have been reclassified to conform to classifications used in the current year.

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

Hy-Tech manufacturers and distributes its own line of industrial pneumatic tools. Hy-Tech also produces and markets impact wrenches, grinders, drills, and motors. Further, it also manufacturers tools to customer unique specifications. Its customers include refineries, chemical plants, power generation, heavy construction, oil and mining companies. In addition, Hy-Tech manufactures an extensive line of pneumatic tool replacement parts that are sold competitively to the original equipment manufacturer (“OEM”). It also manufactures and distributes high pressure stoppers for hydrostatic testing fabricated pipe. It also produces a line of siphons. Other than a line of sockets that are imported from Israel, all Hy-Tech products are made in the United States of America.

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

Prior to June 2009, Countrywide also operated two other subsidiaries, Woodmark International, L.P. (“Woodmark”) and Pacific Stair Products, Inc. (“PSP”) each a stair parts business. Additionally, Woodmark was also an importer of kitchen and bath hardware and accessories. In June 2009 pursuant to the transactions (the “WMC transactions”) that formed the business of WM Coffman LLC (now known as Old Stairs Co (“WMC”)), Woodmark and PSP contributed stair parts-related assets to WMC in return for members’ equity. Concurrently, Woodmark transferred its kitchen and bath business to Nationwide. Accordingly, effective with the WMC transactions, the stair parts business became exclusively the business of WMC, and Woodmark and PSP no longer functioned as operating units. Further, as part of the WMC transactions, in June 2009 WMC acquired substantially all of the assets of Coffman Stairs, LLC, which operated a competitive stair parts business.

Basis of Financial Statement Presentation

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).

Variable Interest Entities - Deconsolidation

On January 1, 2010, the Company adopted an accounting standard, which replaced the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity.  The approach focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impacts the variable interest entity’s economic performance and (1) the obligation to absorb losses of the variable interest entity or (2) the right to receive benefits from the variable interest entity.  As a result of adopting this accounting standard, the Company was required to change the way it accounts for its variable interest in WMC. The Company determined that as the result of the foreclosure by PNC, National Association (“PNC”) on WMC and PNC’s subsequent disposal and sale of all of WMC’s assets, tangible and intangible, the Company no longer was the primary beneficiary of WMC and no longer had a controlling financial interest in WMC. As such, the Company deconsolidated WMC’s financial position and financial operations.

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

Shipping and Handling Costs

Expenses for shipping and handling costs are included in selling, general and administrative expenses, and totaled approximately $713,000 and $675,000 for the years ended December 31, 2012 and 2011, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held in bank demand deposits. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2012 and 2011.

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and short-term debt approximate fair value as of December 31, 2012 and 2011 because of the relatively short-term maturity of these financial instruments. The carrying amounts reported for long-term debt approximate fair value as of December 31, 2012 and 2011 because, in general, the interest rates underlying the instruments fluctuate with market rates.

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

The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. The Company also records as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and the Company’s assessment of the general financial conditions affecting its customer base. If actual collection experience changes, revisions to the allowance may be required. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in the creditworthiness of any of these customers could have a material effect on the Company’s results of operations in the period in which such changes or events occur. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. Based on the information available, the Company believes that its allowance for doubtful accounts as of December 31, 2012 is adequate. However, actual write-offs might exceed the recorded allowance.

Concentrations of Credit Risk

The Company places the majority of its cash with Capital One Bank, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). Significant concentrations of credit risk may arise from the Company’s cash maintained at Capital One Bank, as from time to time cash balances may exceed the federal deposit insurance limits FDIC limits. As of December 31, 2012 there was no significant credit risk.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable. The Company has one customer that accounted for approximately 20.8% and 24.0%, respectively, of consolidated revenue for the years ended December 31, 2012 and 2011, and 30.6% and 44.6%, respectively, of consolidated accounts receivable as of December 31, 2012 and 2011.

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

Income Taxes

The Company accounts for income taxes using the asset and liability approach. This approach requires the recognition of current tax assets or liabilities for the amounts refundable or payable on tax returns for the current year, as well as the recognition of deferred tax assets or liabilities for the expected future tax consequences of temporary differences that can arise between (a) the amount of taxable income and pretax financial income for a year, such as from net operating loss carryforwards and other tax credits, and (b) the tax bases of assets or liabilities and their reported amounts in the consolidated financial statements. Deferred tax assets and liabilities are measured using enacted tax rates. The impact on deferred tax assets and liabilities of changes in tax rates and laws, if any, is reflected in the consolidated financial statements in the period enacted. Further, the Company evaluates the likelihood of realizing benefit from its deferred tax assets by estimating future sources of taxable income and the impact of tax planning strategies. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

 The Company files a consolidated Federal tax return, as well as combined tax returns in New York and Texas. All subsidiaries file other state and local tax returns on a stand-alone basis.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while other positions are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as income taxes in the consolidated statement of income.

Advertising

The Company expenses its costs of advertising in the period in which they are incurred. Advertising costs for the years ended December 31, 2012 and 2011 were $622,000 and $819,000, respectively.

Earnings Per Common Share

Basic earnings per common share exclude any dilution. It is based upon the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share reflect the effect of shares of common stock issuable upon the exercise of stock options, unless the effect on earnings is anti-dilutive.

Diluted earnings per common share is computed using the treasury stock method. Under this method, the aggregate number of shares of common stock outstanding reflects the assumed use of proceeds from the hypothetical exercise of any outstanding options to purchase shares of the Company’s Class A Common Stock. The average market value for the period is used as the assumed purchase price.

The following table sets forth the computation of basic and diluted earnings per common share:

	Years Ended December 31,
	2012	2011
Numerator:
Numerator for basic and diluted income per common share:
Income from continuing operations	$5,450,000	$1,909,000
(Loss) income from discontinued operations	(39,000)	646,000
Net income	$5,411,000	$2,555,000
Denominator:
Denominator for basic income per share—weighted average common shares outstanding	3,641,000	3,615,000
Effect of dilutive securities:
Stock options	107,000	83,000
Denominator for diluted income per share—adjusted weighted average common shares and assumed conversions	3,748,000	3,698,000

At December 31, 2012 and 2011 and during the years then ended, there were outstanding stock options whose exercise prices were higher than the average market values for the respective periods. These options are anti-dilutive and were excluded from the computation of diluted earnings per share during the years ended December 31, 2012 and 2011, respectively. The average anti-dilutive options outstanding for the years ended December 31, 2012 and 2011 were 373,156 and 461,624, respectively.

Share-Based Compensation

In accordance with GAAP, the Company measures and recognizes compensation expense for all share-based payment awards based on estimated fair values. Share-based compensation expense is included in selling, general and administrative expense on the accompanying consolidated statements of income. See Note 8 for additional information.

GAAP requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of income. The Company records compensation expense ratably over the vesting periods. The Company estimates forfeitures at the time of grant and revises this estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) as its method of valuation for share-based awards granted. The Company’s determination of fair value of share-based payment awards is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards and the expected term of the awards.

Treasury Stock

Treasury stock is recorded at net acquisition cost. Gains and losses on disposition are recorded as increases or decreases to additional paid-in capital with losses in excess of previously recorded gains charged directly to retained earnings.

 NEW ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles—Goodwill and other” (“ASU 2012-02”). ASU 2012-02 provides guidance on annual impairment testing of indefinite-lived intangible assets. The standards update allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If based on its qualitative assessment an entity concludes it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. The standards update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We are evaluating whether to adopt ASU 2012-02 in 2013.  The adoption of ASU 2012-02 will not affect our operating results, cash flows or financial position.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment.   ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles-Goodwill and Other. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption was permitted. The Company has concluded that the adoption of this ASU did not have a material effect on its consolidated financial statements.

The Company does not believe that any other recently issued accounting standards if adopted would have a material effect on its consolidated financial statements.

NOTE 2 —   DISCONTINUED OPERATIONS

 In October 2005, the Company sold substantially all of the operating assets of a wholly-owned subsidiary Embassy Industries, Inc. (“Embassy”) that participated in a multi-employer pension plan. This plan provided defined benefits to all of its union workers. Contributions to this plan were determined by the union contract. The Company did not administer or control the plan funds. As a result of the former wholly-owned subsidiary’s withdrawal from the plan, the Company estimated and recorded a withdrawal liability of approximately $369,000, which is payable in quarterly installments of approximately $8,200, which includes interest, from May 2006 through February 2026.

On August 23, 2011, Embassy received a payment of approximately $702,000 (the “Payment”) relating to a dispute over the sale by Embassy of certain real property arising under the Contract of Sale (the “Agreement”) between Embassy and J. D’Addario & Company, Inc. (“D’Addario”), dated January 13, 2006, as amended.  The Payment was made pursuant to the Amended Judgment of the Supreme Court of the State of New York, Suffolk County, dated August 2, 2011 and entered August 4, 2011.  Accordingly, in 2011, the Company reported the receipt of these funds, less related legal fees and other expenses, in income from discontinued operations.

NOTE 3 — VARIABLE INTEREST ENTITY - DECONSOLIDATION

The Company’s overall methodology for evaluating transactions and relationships under the variable interest entity (“VIE”)  requirements includes the following: (i) determining whether the entity meets the criteria to qualify as a VIE; and (ii) determining whether the Company is the primary beneficiary of the VIE.

If the Company identifies a VIE based on the requirements within Accounting Standards Codification (“ASC”) 810-10-40 (“ASC 810”), it then performs the second step to determine whether it is the primary beneficiary of the VIE by considering the following significant factors and judgments, both of which must be met:

•           Whether the Company has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and

•           Whether the Company has the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

The Company examined the facts and circumstances pertaining to WMC to determine if it is the primary beneficiary. Primarily the result of the foreclosure by PNC on WMC’s assets, tangible and intangible, and their subsequent disposal and sale thereof, the Company determined that it no longer had a controlling financial interest in WMC and was no longer the primary beneficiary of WMC and accordingly in accordance with ASC 810, deconsolidated WMC, as it determined that it no longer had the obligation to absorb losses that might be significant to WMC nor did it possess the right to receive benefits from WMC that could potentially be significant to WMC.

The Company concluded that it continues not to direct the most significant activities at WMC, nor have an obligation to absorb losses or the right to receive benefits from WMC. Accordingly, the Company continues to deconsolidate WMC. The Company will perform an ongoing reassessment of the facts and circumstances pertaining to WMC to determine whether or not the Company may become the primary beneficiary.

NOTE 4—ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable—net consists of:

	December 31, 2012	December 31, 2011
Accounts receivable	$6,953,000	$6,553,000
Allowance for doubtful accounts	(278,000)	(226,000)
	$6,675,000	$6,327,000

NOTE 5—INVENTORIES

Inventories—net consist of:

	December 31, 2012	December 31, 2011
Raw materials	$2,093,000	$2,301,000
Work in process	888,000	979,000
Finished goods	23,357,000	17,459,000
	26,338,000	20,739,000
Reserve for obsolete and slow-moving inventories	(2,265,000)	(2,151,000)
	$24,073,000	$18,588,000

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets with indefinite lives are tested annually or whenever events or circumstances indicate the carrying value of these assets may not be recoverable.  In accordance with authoritative guidance issued by the FASB, the Company performed an annual impairment test of goodwill and indefinite-lived intangible assets during the fourth quarter based on conditions as of November 30, 2012. The impairment testing is performed in two steps: (i) The Company compares the fair value of a reporting unit with its carrying value, and (ii) if there is impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The revised fair value of a reporting unit is allocated to the assets and liabilities of the business unit to arrive at an implied fair value of goodwill, based upon known facts and circumstances, as if the acquisition occurred at that time. The Company determines the fair value of its reporting units using a weighted average of the income approach methodology of valuation which considers the expected present value of future cash flows and the market valuation approach. As an integral part of the valuation process the Company anticipates minimal growth in future periods, based upon available statistical data as well as input from its senior management staff.  The results of step one of the impairment test determined that the fair value exceeded the carrying value and, as such, no impairment to Goodwill and other intangible assets was recorded in 2012 or 2011.

Goodwill:	Consolidated	Tools	Hardware
Balance, December 31, 2012 and 2011	$5,150,000	$3,277,000	$1,873,000

Other intangible assets:

	December 31, 2012			December 31, 2011
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value

Customer relationships	$5,070,000	$3,906,000	$1,164,000	$5,070,000	$3,581,000	$1,489,000
Trademarks	199,000	—	199,000	199,000	—	199,000
Drawings	290,000	85,000	205,000	290,000	70,000	220,000
Licensing	305,000	121,000	184,000	105,000	63,000	42,000
Totals	$5,864,000	$4,112,000	$1,752,000	$5,664,000	$3,714,000	$1,950,000

There were no impairment charges recorded for the years ended December 31, 2012 and 2011.

Amortization expense for intangible assets was approximately $398,000 and $350,000 for each of the years ended December 31, 2012 and 2011, respectively. The weighted average amortization period for intangible assets was 7.5 years and 8.2 years at December 31, 2012 and 2011, respectively.

Amortization expense for each of the next five years and thereafter is estimated to be as follows

2013	$253,000
2014	233,000
2015	233,000
2016	187,000
2017	175,000
Thereafter	472,000

$1,553,000

NOTE 7—DEBT

SHORT-TERM LOANS

In October 2010, P&F, along with Florida Pneumatic, Hy-Tech and Nationwide, as borrowers, entered into a Loan and Security Agreement (“Credit Agreement”) with Capital One Leverage Finance Corporation, as agent (“COLF”). The Credit Agreement had a three year term, with maximum borrowings of $22,000,000 at inception.  The Credit Agreement provides for a Revolver Loan (“Revolver”) with an original maximum borrowing of $15,910,000.  Direct borrowings under the Revolver are secured by the Company’s accounts receivable, mortgages on our real property located in Cranberry, PA, Jupiter, FL and Tampa, FL (“Real Property”),  inventory and equipment, and are cross-guaranteed by certain of our subsidiaries (the “Subsidiary Guarantors”). Revolver borrowings bear interest at LIBOR (London InterBank Offered Rate) or the Base Rate, as defined in the Credit Agreement (“Base Rate”), plus the Applicable Margin (the “Applicable Margin”), as defined in the Credit Agreement. The Applicable Margin on Revolver borrowings is determined based upon the computation of total debt divided by earnings before interest, taxes, depreciation and amortization (“EBITDA”).

On November 21, 2011, the Company and COLF entered into the Second Amendment to Loan and Security Agreement, (“Amendment 2”). Amendment 2, among other things: (i) increased the total commitment by COLF for the Credit Agreement to $24,500,000; (ii) reduced the Applicable Margin on Revolver borrowings; (iii) increased the maximum aggregate amount of permitted Capital Expenditures (as defined in the Loan Agreement) for 2012 and 2013 to an aggregate of $2,500,000 and (iv) established a $2,500,000 Capital Expenditure loan commitment by COLF, pursuant to which COLF may make one or more Capex Loans (as defined in Amendment 2) (each, a “Capex Term Loan”) to the Company under the terms set forth in Amendment 2. Pursuant to Amendment 2, the Applicable Margin ranged from 2.50% to 3.50% for borrowings at LIBOR and from 1.50% to 2.50% for borrowings at the Base Rate.

On December 19, 2012, the Company and COLF entered into the Third Amendment to Loan and Security Agreement (“Amendment 3”), which among other things:

•	Increased the total commitment by COLF from $24,500,000 to $29,453,000.
•	Extended the term of the Credit Agreement through December 19, 2017, the Loan Maturity Date, on which date all principal, interest and other amounts owing with respect to this Credit Agreement shall be due and payable in full.
•	Increased the maximum aggregate amount of borrowings on the Revolver from $15,910,000 to $20,000,000.

•	Increased the Term Loan, as defined below, to $7,000,000 from $6,090,000, the original principal amount, of which $4,610,822 was outstanding immediately prior to the effectiveness of Amendment 3.
•	Extended the rate of amortization on the Term Loan from 20 years to 25 years.
•	Increased the amount of borrowings for permitted Capital Expenditures to $2,453,000 from $1,601,000, which was the net amount available to borrow immediately preceding this Amendment.
•	Reduced the unused line fee to 0.375% from a range of 0.5% to 0.75%.
•	Removed the requirement of a prepayment on the Term Loan from Excess Cash Flows, as defined in the Credit Agreement. (In 2012, the Company was required to make a $633,000 prepayment toward our Term Loan.)
•	Reduced the Applicable Margin on all borrowings. The Applicable Margin on Revolver borrowings is based on the corresponding Leverage Ratio (as defined in the Credit Agreement). The Applicable Margin for each type of borrowing is as follows:

Type of borrowing	New Applicable Margin	Old Applicable Margin
Revolver
Base rate	.50% to 1.50%	1.50% to 2.50%
LIBOR	1.50% to 2.50%	2.50% to 3.50%

Term Loan
Base rate	2.00%	4.75%
LIBOR	3.00%	5.75%

Capex Term Loan
Base rate	2.00%	2.50%
LIBOR	3.00%	3.50%

The balance of Revolver borrowings outstanding was $2,793,000 at December 31, 2012 and $5,648,000 at December 31, 2011. Applicable Margins added to Revolver borrowings at LIBOR and the Base Rate were 2.00% and 1.00%, respectively, at December 31, 2012 and 2.75% and 1.75%, respectively, at December 31, 2011.

The Company is required to provide, among other things, monthly financial statements, monthly borrowing base certificates and certificates of compliance with various financial covenants. The Company is in compliance with all covenants. As part of the Credit Agreement, if an event of default occurs, the interest rate would increase by two percent per annum during the period of default.

 LONG-TERM LOANS

The Credit Agreement also provides for a Term Loan (the “Term Loan”), which is secured by mortgages on the Real Property, accounts receivable, inventory and equipment.  The Term Loan, as amended will, effective January 2013, be repaid $23,333 each month, with a balloon payment of the remaining balance due at maturity of the Credit Agreement.  Term Loan borrowings incur interest at LIBOR or the Base Rate plus the Applicable Margins, which were 3.00% and 2.00%, respectively, at December 31, 2012 and 5.75% and 4.75%, respectively, at December 31, 2011.

Additionally, the Company, in accordance with Amendment 2, borrowed $380,000 and $519,000, in March 2012 and September 2012, respectively, as Capex Term Loans. These loans amortize approximately $6,000 and $9,000, respectively, each month over a five-year period. Applicable Margins added to the Capex Term Loan borrowings at December 31, 2012 were 3.00% and 2.00%, for borrowings at LIBOR and the Base Rate, respectively.

Long-term debt consists of:

	December 31,
	2012	2011
Term loan - $23,333 (plus interest) payable monthly January 1, 2013 through December 1, 2017, with all remaining balances due December 19, 2017. From October 25, 2010, the original loan date, through December 31, 2012, the monthly payments were $34,000 (plus interest).	$7,000,000	$5,650,000
Capex Term Loan - $6,000 (plus interest) payable monthly May 1, 2012 through April 1, 2017.	330,000	----
Capex Term Loan - $9,000 (plus interest) payable monthly October 1, 2013 through September 1, 2017.	493,000	----
Subordinated note payable to officer	----	250,000
	7,823,000	5,900,000
Less current maturities	460,000	1,039,000
	$7,363,000	$4,861,000

 In April 2010, as part of an amendment to the Company’s prior credit agreement, the Company was required to obtain subordinated loans of $750,000 (the “Subordinated Loans”). These Subordinated Loans had an interest at 8% per annum. The Subordinated Loans were provided by the Company’s Chief Executive Officer (“CEO”), in the amount of $250,000, and an unrelated party, in the amount of $500,000, each with a maturity date of October 25, 2013. During 2011, in accordance with a subordination agreement with COLF, the principal amount plus accrued interest owed to the unrelated third party was paid in full from excess cash flows, as defined in such subordination agreement. The Company paid interest of $20,000 in 2011 to the CEO. On July 24, 2012, the Company repaid in its entirety the $250,000 Subordinated Loan, plus approximately $6,000 of interest, to its CEO.

The aggregate amounts of long-term debt scheduled to mature in each of the years ended December 31, are approximately as follows: 2013—$460,000; 2014—$460,000; 2015—$460,000; 2016—$460,000 and 2017—$5,983,000. Interest expense on long-term debt was approximately $325,000 and $359,000 for the years ended December 31, 2012 and 2011, respectively

NOTE 8—STOCK OPTIONS – STOCK COMPENSATION

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

The 2012 Plan, which terminates in May 2022, is the successor to the Company’s 2002 Stock Incentive Plan (“Previous Plan”) – see below. Stock option awards made under the Previous Plan will continue in effect and remain governed by the provisions of that plan.

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

In connection with a Severance Agreement entered into between the Company and Joseph Molino, Jr. the Company’s Chief Operating Officer (“COO”) and Chief Financial Officer (“CFO”), on June 22, 2012, the Company granted Mr. Molino options to purchase 40,000 shares of Common Stock. These options have an exercise price of $4.95, which was the closing price of the Common Stock on the date of the grant. Further, the options shall vest and become exercisable as to 13,333 shares on June 22, 2013, 13,334 shares on June 22, 2014, and 13,333 shares on June 22, 2015, provided, however, that 100% of the then unvested portion of the option grant shall vest and become exercisable in the event of an involuntary termination of Mr. Molino without cause or voluntary termination for good reason or following a Change in Control, as defined in the Severance Agreement.

The Company’s 2002 Incentive Stock Option Plan (the “Previous Plan”) authorized the issuance to employees and directors of options to purchase a maximum of 1,100,000 shares of Common Stock. These options had to be issued within ten years of the effective date of the Previous Plan and are exercisable for a ten year period from the date of grant, at prices not less than 100% of the closing market value of the Common Stock on the date the option is granted. In the event options granted contained a vesting schedule over a period of years, the Company recognized compensation cost for these awards ratably over the service period.

On May 16, 2011, the stock option/compensation committee of Company’s Board of Directors authorized the issuance of options to purchase 70,000 shares of Common Stock from the Previous Plan.  The Company granted 15,000 of these options to its COO and CFO, with the balance to non-executive employees of the Company.  All options granted on May 16, 2011 vest one-third on each of the first three anniversaries of the grant date. Further, all options granted on May 16, 2011 have an exercise price of $4.56.

The Company estimated the fair value of its common stock options using the following assumptions:

	For the years ended
	December 31, 2012	December 31, 2011

Risk-free interest rate	Ranging from 1.64% to 1.74%	3.20%
Expected term	10 years	6.5 years
Volatility	Ranging from 81.47% to 81.44%	61.99%
Dividend yield	0%	0%
Weighted-average fair value of options granted	Ranging from $3.67 to $4.05	$2.80

The following table contains information on the status of the Company’s stock options:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding, January 1, 2011	585,624	$6.73
Granted	70,000	4.56
Expired	(500)	11.38
Outstanding, December 31, 2011	655,124	6.50
Granted	42,000	4.93
Exercised	(52,000)	5.85
Expired	(60,436)	6.09
Outstanding, December 31, 2012	584,688	$6.48	$758,000
Vested, December 31, 2012	443,688	$7.17	$490,000

All options that expired in 2012 were issued under the Previous Plan.

The following is a summary of changes in non-vested shares, all of which are expected to vest:

	December 31,
	2012		2011
	Option Shares	Weighted Average Grant-Date Fair Value	Option Shares	Weighted Average Grant-Date Fair Value
Non-vested shares, beginning of year	174,667	$2.43	165,333	$2.19
Granted	42,000	4.03	70,000	2.80
Vested	(75,667)	2.37	(60,666)	2.05
Forfeited	—	—	—	—
Non-vested shares, end of year	141,000	$2.94	174,667	$2.43

Share-based compensation expense recognized for the years ended December 31, 2012 and 2011 was approximately $192,000 and $201,000, respectively. The Company recognizes compensation cost over the requisite service period. However, the exercisability of the respective non-vested options, which are at pre-determined dates on a calendar year, does not necessarily correspond to the period(s) in which straight-line amortization of compensation cost is recorded.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2012:

	Options outstanding			Options Exercisable
Range of Exercise Prices	Number outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number exercisable	Weighted Average Life	Weighted Average Exercise Price
$7.90 - $8.06	115,688	1.5	$8.05	115,688	1.5	$8.05
$14.44 - $16.68	24,500	2.5	16.50	24,500	2.5	16.50
$11.20	88,500	4.5	11.20	88,500	4.5	11.20
$4.16	174,000	5.5	4.16	145,000	5.5	4.16
$3.05	70,000	8.0	3.05	46,667	8.0	3.05
$4.48 - $4.95	112,000	8.8	4.70	23,333	8.4	4.56
	584,688		6.48	443,688		7.17

Other Information

As of December 31, 2012, the Company had approximately $179,000 of total unrecognized compensation cost related to non-vested awards granted under its share-based plans, which it expects to recognize over a weighted-average period of one year.

At December 31, 2012, there were 276,007 shares available for issuance under the 2012 Plan. At December 31, 2011 there were 302,712 shares available for issuance under the Previous Plan. At December 31, 2012, there were outstanding 42,000 options issued under the 2012 Plan and 542,688 options outstanding issued under the Previous Plan.

Restricted Stock

Pursuant to the 2012 Plan, the Company, in November 2012, granted 666 restricted shares of its common stock to each non-employee member of its Board of Directors, totaling 4,662 restricted shares. The Company determined that the fair value of these shares was $5.51, which was the closing price of the Company’s Common Stock on the date of the grant. These shares cannot be traded earlier than the first anniversary of the grant date. As such, the Company is ratably amortizing the total non-cash compensation expense of approximately $26,000 in its selling, general and administrative expenses through November 2013.

NOTE 9—INCOME TAXES

Income tax (benefit) for continuing operations in the consolidated statements of income consists of:

	Years Ended December 31,
	2012	2011
Current:
Federal	$54,000	$35,000
State and local	81,000	54,000
Total current	135,000	89,000
Deferred:
Federal	(2,171,000)	—
State and local	(79,000)	—
Total deferred	(2,250,000)	—
Totals	$(2,115,000)	$89,000

In accordance with the authoritative guidance issued by the FASB pertaining to the accounting for income taxes, the Company recorded, in years prior to 2012, a partial valuation allowance against certain of its deferred tax assets, since the Company believed that it was more likely than not that, based on evidence available at that time, the entire net deferred tax asset would not be realized in the foreseeable future. The recorded valuation allowance at December 31, 2011 was $4,107,000, which was approximately 63% of the net deferred tax asset at that date. However, the Company believes that, based upon the fact that it has been profitable for the years ended December 31, 2010, 2011 and 2012, combined with its projected future sources of taxable income, it was appropriate to reduce the valuation allowance during 2012. The Company recorded a net deferred tax benefit of $2,250,000, which resulted from a reduction in the valuation allowance on its deferred tax assets, partially offset by the utilization of deferred tax assets in the current year.

The Company has Federal net operating loss carry forwards at December 31, 2012 of approximately $2,000,000, which expire through 2030.

In addition, the Company recorded a full valuation allowance for certain state deferred tax assets, including a state net operating loss carry forward of approximately $21,000,000. The state net operating losses expire in 2027 through 2032. The Company believes it is more likely than not that the remaining tax benefits associated with these net deferred tax assets will not be realized in the foreseeable future, based upon its ability to generate sufficient state taxable income.

Deferred tax assets (liabilities) consist of:

	December 31,
	2012	2011
Deferred tax assets—current:
Bad debt reserves	$103,000	$83,000
Inventory reserves	1,005,000	994,000
Warranty and other reserves	211,000	302,000
	1,319,000	1,379,000
Valuation allowance	(23,000)	(735,000)
	1,296,000	644,000
Deferred tax liabilities—current:
Prepaid expenses	(157,000)	(132,000)
Net deferred tax assets—current	$1,139,000	$512,000
Deferred tax assets—non-current
Intangibles	$1,982,000	$2,334,000
Goodwill	1,407,000	1,617,000
Federal net operating loss	669,000	1,177,000
State net operating loss	449,000	448,000
Tax credits	108,000	--
Other	343,000	364,000
	4,958,000	5,940,000
Valuation allowance	(633,000)	(3,372,000)
	4,325,000	2,568,000
Deferred tax liabilities—non-current:
Depreciation	(1,114,000)	(973,000)
Net deferred tax assets—non-current	$3,211,000	$1,595,000

A reconciliation of the Federal statutory rate to the total effective tax rate applicable to income from continuing operations is as follows:

	Years ended December 31,
	2012
Federal income tax computed at statutory rates	34.0%	34.0%
(Decrease) increase in taxes resulting from:
State and local taxes, net of Federal tax benefit	—	1.8
Change in valuation allowance	(101.1)	(33.8)
Expenses not deductible for tax purposes	2.8	1.6
Increase in uncertain tax positions	0.4	0.8
Other	0.5	0.1
Income tax (benefit) expense	(63.4)%	4.5%

 The Company follows the authoritative guidance issued by the FASB that pertains to the accounting for uncertain matters. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Balance at January 1, 2011	$286,000
Interest accrual	15,000
Balance at January 1, 2012	301,000
Interest accrual	14,000
Balance at December 31, 2012	$315,000

Interest and penalties, if any, related to income tax liabilities are included in income tax expense.

The Company files a consolidated Federal tax return. The Company and certain of its subsidiaries file tax returns in various U.S. state jurisdictions. With few exceptions, the years that remain subject to examination are the years ended December 31, 2009 through December 31, 2011.

NOTE 10—COMMITMENTS AND CONTINGENCIES

(a) The Company maintains a contributory defined contribution plan that covers all eligible employees. All contributions to this plan are discretionary. Amounts recognized as expense for contributions to this plan were $388,000 and $31,000 for the years ended December 31, 2012 and 2011, respectively.

(b) Effective January 1, 2012, the Company entered into a new employment agreement with its Chief Executive Officer (“CEO”). The employment agreement provides for the CEO to serve as the Company’s President and CEO and, if elected by the Board of Directors, Chairman of the Board, for a term expiring on December 31, 2014, unless sooner terminated pursuant to the provisions of the employment agreement. Pursuant to the employment agreement, the CEO will receive a minimum annual base salary of $650,000, which will be reviewed annually by the compensation committee of the Board and may be increased, but not decreased, from time to time. The CEO is eligible for an annual discretionary incentive payment under the Company’s Executive 162(m) Bonus Plan. The CEO also receives (i) senior executive level employee benefits, (ii) an annual payment of $45,064 to cover premiums on a life insurance policy, (iii) a Company provided automobile and payment of certain related expenses, and (iv) payment and/or reimbursement of certain legal and consultants’ fees in connection with the employment agreement.

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

(c) At December 31, 2012 and 2011, the Company had open purchase order commitments totaling approximately $15,723,000 and $7,717,000, respectively.

(d) The Company is a defendant or co-defendant in various actions brought about in the ordinary course of conducting its business. The Company does not believe that any of these actions are material to the consolidated financial position, results of operations or cash flows of the Company.

(e) The Company leases certain facilities and equipment through 2018. Generally, the facility leases carry renewal provisions and require the Company to pay maintenance costs. Rental payments may be adjusted for increases in taxes and insurance above specified amounts. Operating lease expense for 2012 and 2011 was $220,000 and $252,000, respectively. Future minimum payments under non-cancelable operating leases with initial or remaining terms of more than one year as of December 31, 2012 were as follows:

2013	$206,000
2014	157,000
2015	58,000
2016	10,000
2017	3,000
Thereafter	3,000

$437,000

NOTE 11—BUSINESS SEGMENTS

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

The following table presents financial information by segment for the years ended December 31, 2012 and 2011. Segment operating income excludes general corporate expenses, interest expense and income taxes. Identifiable assets are those assets directly owned or utilized by the particular business.

	Consolidated	Tools	Hardware
Year ended December 31, 2012
Net revenues from unaffiliated customers	$59,871,000	$42,141,000	$17,730,000
Segment operating income	$9,397,000	$6,714,000	$2,683,000
General corporate expense - net	(5,536,000)
Interest expense	(526,000)
Income from continuing operations before income taxes	$3,335,000
Segment assets	$50,103,000	$38,062,000	$12,041,000
Corporate assets	5,054,000
Total assets	$55,157,000
Long-lived assets, including $24,000 of corporate assets	$18,004,000	$13,426,000	$4,554,000

	Consolidated	Tools	Hardware
Year ended December 31, 2011
Net revenues from unaffiliated customers	$54,541,000	$39,849,000	$14,692,000
Segment operating income	$8,282,000	$6,340,000	$1,942,000
General corporate expense - net	(5,528,000)
Interest expense	(756,000)
Income from continuing operations before income taxes	$1,998,000
Segment assets	$43,679,000	$33,106,000	$10,573,000
Corporate assets	2,907,000
Total assets	$46,586,000
Long-lived assets, including $198,000 of corporate assets	$17,866,000	$13,187,000	$4,481,000

Depreciation expense for the Tools and Hardware segments for the year ended December 31, 2012 was $1,250,000 and $192,000, respectively, and $1,181,000 and $198,000, respectively, for the year ended December 31, 2011. Amortization expense for the Tools and Hardware segments for the year ended December 31, 2012 was $354,000 and $58,000, respectively, and $354,000 and $10,000, respectively, for the year ended December 31, 2011. There were no impairment charges recorded in 2012 or 2011.

NOTE 12—RELATED PARTY TRANSACTIONS

One of the Company’s directors is a principal of one of the insurance brokerage firms that the Company utilizes for the purchase of business-related insurance products. Total premiums paid to this insurance brokerage firm were $189,000 and $205,000, respectively, for the years ended December 31, 2012 and 2011.

The president of Hy-Tech is part owner of one of its vendors. During the years ended December 31, 2012 and 2011, the Company purchased approximately $971,000 and $1,268,000, respectively, of product from this vendor.

In April 2010, as part of an amendment to the Prior Credit Agreement, the Company was required to obtain subordinated loans totaling $750,000. These subordinated loans were from the CEO, in the amount of $250,000, and an unrelated party, in the amount of $500,000.  The loan payable to the unrelated party was paid in full as of December 31, 2011. The loan payable to the CEO was paid in full as of December 31, 2012.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.  Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain disclosure and control procedures that are designed to ensure that information required to be disclosed in reports filed under the Securities and Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

Our management, with the participation of our CEO and CFO, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our internal control over financial reporting, as of December 31, 2012. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, the CEO and CFO concluded that our internal controls over financial reporting were effective as of December 31, 2012.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the most recently completed fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

 PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is incorporated by reference to the Company’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in May 2013, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s year ended December 31, 2012.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

			Page
a)	List of Financial Statements, Financial Statement Schedules, and Exhibits
	(1)	List of Financial Statements
		The consolidated financial statements of the Company and its subsidiaries are included in Item 8 of Part II of this report.	22
	(2)	All schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.	-
	(3)	List of Exhibits	49

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

3.2	By-laws of the Registrant (as amended on January 14, 2013) (Filed herein).

4.1	Rights Agreement, dated as of August 19, 2004, between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A dated August 19, 2004).

10.1	Termination of Agreements, Settlement of Claim and Mutual General Releases dated March 3, 2011, among the Registrant, Old Stairs Co LLC, CS Divestiture LLC and Visador Holdings, LLC (Incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010).

10.2	Agreement Settling Claims and Exchanging Mutual Releases, dated May 5, 2011, among Old Stairs Co LLC, the Registrant, Richard A. Horowitz, Christopher Kliefoth and Xiaman We Yu Wood Products Co., Ltd. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.3	Settlement of Claims and Mutual General Releases, dated August 3, 2011, by and between Old Stairs Co LLC, the Registrant and AGNL Coffman, LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011).

10.4	Loan and Security Agreement, dated as of October 25, 2010, among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech, Machine, Inc., Nationwide Industries, Inc., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P., and Capital One Leverage Finance Corporation, as agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 25, 2010).

10.5	Revolver Note, dated October 25, 2010, executed by the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech, Machine, Inc. and Nationwide Industries, Inc. in favor of Capital One Leverage Finance Corporation, as agent, in the original principal amount of $15,910,000 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K dated October 25, 2010).

10.6	Term Loan Note, dated October 25, 2010, executed by the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech, Machine, Inc. and Nationwide Industries, Inc. in favor of Capital One Leverage Finance Corporation, as agent, in the original principal amount of $6,090,000 (Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K dated October 25, 2010).

10.7	Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated as of October 25, 2010, made by Countrywide Hardware, Inc. in favor of Capital One Leverage Finance Corporation, as agent (Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K dated October 25, 2010).

Exhibit Number	Description of Exhibit

10.8	Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated as of October 25, 2010, made by Florida Pneumatic Manufacturing Corporation. in favor of Capital One Leverage Finance Corporation, as agent(Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K dated October 25, 2010).

10.9	Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated as of October 25, 2010, made by Hy-Tech Machine, Inc.. in favor of Capital One Leverage Finance Corporation, as agent(Incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K dated October 25, 2010).

10.10	First Amendment to Loan and Security Agreement, dated as of September 21, 2011, among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech, Machine, Inc., Nationwide Industries, Inc., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P., and Capital One Leverage Finance Corporation, as agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 21, 2011).

10.11	Second Amendment to Loan and Security Agreement, dated as of November 21, 2011, among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech, Machine, Inc., Nationwide Industries, Inc., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P., and Capital One Leverage Finance Corporation, as agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 21, 2011).

10.12	Capex Term Note, dated November 21, 2011, executed by the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech, Machine, Inc. and Nationwide Industries, Inc. in favor of Capital One Leverage Finance Corporation, as agent, in the principal amount of up to $2,500,000 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 21, 2011).

10.13	Third Amendment to Loan and Security Agreement, dated as of December 19, 2012, among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P., and Capital One Leverage Finance Corporate, as lender and agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 19, 2012).

10.14	Amended and Restated Revolver Note, dated December 19, 2012, executed by Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc. and Nationwide industries, Inc. in favor of Capital One Leverage Finance Corporation in the original principal amount of $20,000,000 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 19, 2012).

10.15	Amended and Restated Term Loan Note, dated December 19, 2012, executed by Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc. and Nationwide industries, Inc. in favor of Capital One Leverage Finance Corporation in the original principal amount of $7,000,000 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 19, 2012).

10.16	First Amendment to Open-End Mortgage, Security Agreement, Assignment of Leases and Rents and Financing Statement dated as of December 19, 2012, made by Hy-Tech Machine, Inc. in favor of Capital One Leverage Finance Corporation, as agent (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated December 19, 2012).

10.17	Second Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated as of December 19, 2012, made by Countrywide Hardware, Inc. in favor of Capital One Leverage Finance Corporation, as agent (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated December 19, 2012).

10.18	Second Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated as of December 19, 2012, made by Florida Pneumatic Manufacturing Corporation in favor of Capital One Leverage Finance Corporation, as agent (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated December 19, 2012).

10.19	Amended and Restated Secured Subordinated Promissory Note, dated October 25, 2010, executed by the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech, Machine, Inc., Nationwide Industries, Inc., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc. and Woodmark International, L.P in favor of Hy-Tech Holdings, Inc., in the original principal amount of $573,235 (Incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K dated October 25, 2010).

Exhibit Number	Description of Exhibit

10.20	Subordination and Intercreditor Agreement, dated October 25, 2010, by and between Hy-Tech Holdings, Inc. and Capital One Leverage Finance Corporation, as agent (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated October 25, 2010).

10.21	Termination of Promissory Note and Mutual Releases dated October 31, 2011, among Hy-Tech Machine, Inc., Hy-Tech Holdings, Inc., Quality Gear Holdings, Inc., HTM Associates and Robert H. Ober, Elizabeth Smail, James J. Browne, Daniel Berg and James Hohman (Incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report filed on Form 10-K for the fiscal year ended December 31, 2011).

10.22	*Executive Employment Agreement, dated as of January 1, 2012, between the Registrant and Richard A. Horowitz (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 29, 2011).

10.23	*2002 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.24	*2012 Stock Incentive Plan of the Registrant (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement with respect to the Registrant’s 2012 Annual Meeting of Stockholders).

10.25	*Executive 162(m) Bonus Plan of the Registrant effective as of January 1, 2006 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 31, 2006).

10.26	*Severance Agreement between the Registrant and Joseph A. Molino, Jr., effective as of June 22, 2012 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 22, 2012).

10.27	Amended and Restated Secured Subordinated Promissory Note, dated October 25, 2010, executed by the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech, Machine, Inc., Nationwide Industries, Inc., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc. and Woodmark International, L.P.in favor of Richard Horowitz, in the original principal amount of $250,000 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated October 25, 2010).

10.28	Prepayment Agreement between Richard A. Horowitz and the Registrant dated July 24, 2012 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 22, 2012).

21	Subsidiaries of the Registrant (Filed herein).

23.1	Consent of Independent Registered Public Accounting Firm (Filed herein).

31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herein).

31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herein).

32.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herein).

32.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herein).

101	** XBRL Interactive Data

Certain instruments defining the rights of holders of the long-term debt securities of the Registrant may be omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant agrees to furnish supplemental copies of these instruments to the Commission upon request.

_________

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

P&F INDUSTRIES, INC.

(Registrant)

By:	/s/ Richard A. Horowitz	By:	/s/ Joseph A. Molino, Jr.
	Richard A. Horowitz Chairman of the Board President Principal Executive Officer Date: March 29, 2013		Joseph A. Molino, Jr. Vice President Principal Financial and Accounting Officer Date: March 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Richard A. Horowitz	Director	March 29, 2013
Richard A. Horowitz

/s/ Jeffrey D. Franklin	Director	March 29, 2013
Jeffrey D. Franklin

/s/ Howard Brod Brownstein	Director	March 29, 2013
Howard Brod Brownstein

/s/ Kenneth M. Scheriff	Director	March 29, 2013
Kenneth M. Scheriff

/s/ Mitchell A. Solomon	Director	March 29, 2013
Mitchell A. Solomon

/s/ Richard Randall	Director	March 29, 2013
Richard Randall

/s/ Alan Goldberg	Director	March 29, 2013
Alan Goldberg

/s/ Robert Dubofsky	Director	March 29, 2013
Robert Dubofsky

