Form 10-Q
period 2013-03-31
P&F INDUSTRIES INC
filed 2013-05-15
CIK 75340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Registrant’s telephone number, including area code: (631) 694-9800
_______________________________________________

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

As of May 14, 2013 there were 3,678,639 shares of the registrant’s Class A Common Stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I - FINANCIAL INFORMATION

Item 1.                Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS

Cash	$582,000	$695,000
Accounts receivable — net	13,350,000	6,675,000
Inventories – net	23,473,000	24,073,000
Deferred income taxes — net	1,139,000	1,139,000
Prepaid expenses and other current assets	846,000	547,000
TOTAL CURRENT ASSETS	39,390,000	33,129,000

PROPERTY AND EQUIPMENT
Land	1,550,000	1,550,000
Buildings and improvements	7,539,000	7,536,000
Machinery and equipment	18,150,000	18,010,000
	27,239,000	27,096,000
Less accumulated depreciation and amortization	16,388,000	15,994,000
NET PROPERTY AND EQUIPMENT	10,851,000	11,102,000

GOODWILL	5,150,000	5,150,000

OTHER INTANGIBLE ASSETS — net	1,676,000	1,752,000

DEFERRED INCOME TAXES — net	2,913,000	3,211,000

OTHER ASSETS — net	797,000	813,000

TOTAL ASSETS	$60,777,000	$55,157,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES

Short-term borrowings	$10,683,000	$2,793,000
Accounts payable	3,235,000	4,843,000
Accrued liabilities	3,121,000	4,332,000
Current maturities of long-term debt	460,000	460,000
TOTAL CURRENT LIABILITIES	17,499,000	12,428,000

Long–term debt, less current maturities	7,248,000	7,363,000
Other liabilities	274,000	278,000

TOTAL LIABILITIES	25,021,000	20,069,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued – 4,019,000 at March 31, 2013 and 4,013,000 at December 31, 2012	4,019,000	4,013,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	11,447,000	11,384,000
Retained earnings	23,267,000	22,646,000
Treasury stock, at cost – 344,000 shares at March 31, 2013 and 342,000 shares at December 31, 2012	(2,977,000)	(2,955,000)

TOTAL SHAREHOLDERS’ EQUITY	35,756,000	35,088,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$60,777,000	$55,157,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
	2013	2012
Net revenue	$20,709,000	$14,317,000
Cost of sales	12,975,000	8,706,000
Gross profit	7,734,000	5,611,000
Selling, general and administrative expenses	6,632,000	4,740,000
Operating income	1,102,000	871,000
Interest expense	109,000	142,000
Income before income taxes	993,000	729,000
Income tax expense	372,000	23,000
Net income	$621,000	$706,000

Basic earnings per share	$0.17	$0.20

Diluted earnings per share	$0.16	$0.19

Weighted average common shares outstanding:
Basic	3,673,000	3,616,000
Diluted	3,860,000	3,678,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

		Class A Common		Additional
		Stock, $1 Par		paid-in	Retained	Treasury stock
	Total	Shares	Amount	capital	earnings	Shares	Amount

Balance, January 1, 2013	$35,088,000	4,013,000	$4,013,000	$11,384,000	$22,646,000	(342,000)	$(2,955,000)

Net income	621,000	—	—	—	621,000	—	—

Exercise of Stock options	—	6,000	6,000	16,000	—	(2,000)	(22,000)

Stock-based compensation	47,000	—	—	47,000	—	—	—

Balance, March 31, 2013	$35,756,000	4,019,000	$4,019,000	$11,447,000	$23,267,000	(344,000)	$(2,977,000)

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Three months
	ended March 31,
	2013	2012
Cash Flows from Operating Activities:
Net income	$621,000	$706,000

Adjustments to reconcile net income to net cash used in operating activities:
Non-cash charges:
Depreciation and amortization	394,000	428,000
Amortization of other intangible assets	76,000	100,000
Amortization of debt issue costs	22,000	68,000
Provision for losses on accounts receivable	27,000	(2,000)
Stock-based compensation	47,000	47,000
Restricted stock-based compensation	7,000	—
Deferred income taxes-net	298,000	—

Changes in operating assets and liabilities:
Accounts receivable	(6,702,000)	(1,478,000)
Inventories	600,000	692,000
Prepaid expenses and other current assets	(306,000)	(133,000)
Other assets	(6,000)	(6,000)
Accounts payable	(1,608,000)	226,000
Accrued liabilities	(1,211,000)	(650,000)
Other liabilities	(4,000)	(3,000)
Total adjustments	(8,366,000)	(711,000)
Net cash used in operating activities	$(7,745,000)	$(5,000)

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Three months
	ended March 31,
	2013	2012
Cash Flows from Investing Activities:
Capital expenditures	$(143,000)	$(620,000)
Purchase of product license	—	(200,000)
Net cash used in investing activities	(143,000)	(820,000)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	—	4,000
Proceeds from short-term borrowings	19,954,000	12,856,000
Repayments of short-term borrowings	(12,064,000)	(12,180,000)
Proceeds from term loan	—	381,000
Repayments of term loan	(115,000)	(101,000)
Net cash provided by financing activities	7,775,000	960,000

Net (decrease) increase in cash	(113,000)	135,000
Cash at beginning of period	695,000	443,000
Cash at end of period	$582,000	$578,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$102,000	$151,000
Income taxes	$8,000	$30,000

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

The unaudited consolidated condensed balance sheet information as of December 31, 2012 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The interim financial statements contained herein should be read in conjunction with that Report.

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

Hy-Tech manufacturers and distributes its own line of industrial pneumatic tools. Hy-Tech also produces over ninety types of tools, which includes impact wrenches, grinders, drills, and motors. Further, it also manufacturers tools to customer unique specifications. Its customers include refineries, chemical plants and power generation facilities, as well as, heavy construction, oil and mining companies. In addition, Hy-Tech manufactures an extensive line of pneumatic tool replacement parts that are sold competitively to the original equipment manufacturer. It also manufactures and distributes high pressure stoppers for hydrostatic testing of fabricated pipe, as well as produces a line of siphons.

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

Former Stair Parts Business

In June 2010, PNC National Association, the primary lender and source of credit to WM Coffman LLC (now known as Old Stairs Co (“WMC”)) foreclosed upon the assets of WMC, a subsidiary of Countrywide that formerly operated as a stair parts business.  As a result of PNC’s foreclosure, WMC ceased operations. The Company no longer includes WMC in its consolidated financial statements. See Note 2 below for further discussion.

Management Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in those financial statements.  Certain significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, inventory, goodwill, intangible assets and other long-lived assets, income taxes and deferred taxes.  Descriptions of these policies are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate.  As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions.  Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Recently Adopted Accounting Standards

Management does not believe that any other recently issued, but not yet effective accounting standards, if currently adopted would have a material effect on our consolidated condensed financial statements.

NOTE 2 — VARIABLE INTEREST ENTITY - DECONSOLIDATION

The Company examined the facts and circumstances pertaining to WMC to determine if it is the primary beneficiary. The Company determined that it no longer had the obligation to absorb losses that might be significant to WMC nor did it possess the right to receive benefits from WMC that could potentially be significant to WMC.   As the Company no longer had a controlling financial interest in WMC and was no longer the primary beneficiary of WMC, in accordance with Accounting Standards Codifications 810, it deconsolidated WMC.

The Company continues not to direct the most significant activities at WMC, and continues to have no obligation to absorb losses or the right to receive benefits from WMC.  Accordingly, the Company continues to deconsolidate WMC.  The Company will perform an ongoing reassessment of the facts and circumstances pertaining to WMC to determine whether or not the Company may become the primary beneficiary.

NOTE 3 — EARNINGS PER SHARE

Basic earnings per common share is based only on the average number of shares of common stock outstanding for the periods. Diluted earnings per common share reflects the effect of shares of common stock issuable upon the exercise of options, unless the effect on earnings is antidilutive.

Diluted earnings per common share is computed using the treasury stock method. Under this method, the aggregate number of shares of common stock outstanding reflects the assumed use of proceeds from the hypothetical exercise of any outstanding options to purchase shares of the Company’s Class A Common Stock (“Common Stock”). The average market value for the period is used as the assumed purchase price.

The following table sets forth the elements of basic and diluted earnings per common share:

	Three months ended
	March 31,
	2013	2012
Numerator:
Numerator for basic and diluted earnings per common share:
Net income	$621,000	$706,000

Denominator:
Denominator for basic earnings per share weighted average common shares outstanding	3,673,000	3,616,000
Dilutive securities (1)	187,000	62,000
Denominator for diluted earnings per share weighted average common shares outstanding	3,860,000	3,678,000

(1)    Dilutive securities consist of “in the money” stock options.

At March 31, 2013 and 2012 and during the three-month periods ended March 31, 2013 and 2012, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Common Stock for the period. These options are anti-dilutive and are excluded from the computation of earnings per share. The weighted average of anti-dilutive stock options outstanding were as follows:

	Three months ended
	March 31,
	2013	2012
Weighted average anti-dilutive stock options outstanding	229,000	584,000

NOTE 4 - STOCK-BASED COMPENSATION

During the three month periods ended March 31, 2013 and 2012, the Company did not grant any stock options or issue any Common Stock awards, as defined below.

The following is a summary of the changes in outstanding options during the three-month period ended March 31, 2013:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2013	584,688	$6.48	5.4	$758,000
Granted	—	—		—
Exercised	(5,500)	3.99
Forfeited	—	—
Expired	—	—
Outstanding, March 31, 2013	579,188	$6.51	5.1	$1,278,000

Vested and expected to vest, March 31, 2013	438,188	$7.21	4.2	$796,000

The following is a summary of changes in non-vested options for the three months ended March 31, 2013:

	Option Shares	Weighted Average Grant- Date Fair Value
Non-vested options, January 1, 2013	141,000	$2.94
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested options, March 31, 2013	141,000	$2.94

The number of shares of Common Stock available for issuance under the 2012 Stock Incentive Plan as of March 31, 2013 was 276,007. At March 31, 2013, there were 42,000 options outstanding issued under the 2012 Stock Incentive Plan and 537,188 options outstanding issued under the 2002 Stock Incentive Plan.

Treasury Stock

On January 31, 2013 the Company received 2,585 shares of its Common Stock, tendered as payment for the exercise by an employee of options to purchase 5,500 shares of Common Stock. The value of the tendered shares of Common Stock, was approximately $22,000, and was based on the then current closing price of the Company’s Common Stock on the day prior.  The Company recorded this transaction as an increase to its Treasury Stock.

NOTE 5 - ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:
	March 31, 2013	December 31, 2012
Accounts receivable	$13,656,000	$6,953,000
Allowance for doubtful accounts	(306,000)	(278,000)
	$13,350,000	$6,675,000

NOTE 6 — INVENTORIES

Inventories - net consist of:
	March 31, 2013	December 31, 2012
Raw material	$2,166,000	$2,093,000
Work in process	908,000	888,000
Finished goods	22,786,000	23,357,000
	25,860,000	26,338,000
Reserve for obsolete and slow-moving inventories	(2,387,000)	(2,265,000)
	$23,473,000	$24,073,000

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

During the three-month period ended March 31, 2013 there was no change to the carrying value of goodwill.

Other intangible assets were as follows:

	March 31, 2013			December 31, 2012
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships	$5,070,000	$3,967,000	$1,103,000	$5,070,000	$3,906,000	$1,164,000
Trademarks	199,000	—	199,000	199,000	—	199,000
Drawings	290,000	86,000	204,000	290,000	85,000	205,000
Licensing	305,000	135,000	170,000	305,000	121,000	184,000
Totals	$5,864,000	$4,188,000	$1,676,000	$5,864,000	$4,112,000	$1,752,000

Amortization expense for intangible assets subject to amortization was as follows:

Three months ended March 31,
2013	2012
$76,000	$100,000

Amortization expense for each of the twelve-month periods ending March 31, 2014 through March 31, 2018 is estimated to be as follows: 2014 - $233,000 ; 2015 - $233,000 ; 2016 - $230,000; 2017 - $175,000 and 2018 - $175,000.  The weighted average amortization period for intangible assets was 7.4 years at March 31, 2013 and 7.5 years at December 31, 2012.

NOTE 8 - DEBT

SHORT-TERM LOANS

P&F, along with Florida Pneumatic, Hy-Tech and Nationwide, as borrowers, entered into a Loan and Security Agreement (“Credit Agreement”) with Capital One Leverage Finance Corporation, as agent (“COLF”) in October 2010. The Credit Agreement had a three year term, with maximum borrowings of $22,000,000 at inception.  The Credit Agreement provides for a Revolver Loan (“Revolver”) with an original maximum borrowing of $15,910,000.  Direct borrowings under the Revolver are secured by the Company’s accounts receivable, mortgages on our real property located in Cranberry, PA, Jupiter, FL and Tampa, FL (“Real Property”),  inventory and equipment, and are cross-guaranteed by certain of our subsidiaries (the “Subsidiary Guarantors”).  Revolver borrowings bear interest at LIBOR (London InterBank Offered Rate) or the Base Rate, as defined in the Credit Agreement (“Base Rate”), plus the Applicable Margin (the “Applicable Margin”), as defined in the Credit Agreement.  The Applicable Margin on Revolver borrowings is determined based upon the computation of total debt divided by earnings before interest, taxes, depreciation and amortization (“EBITDA”).

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

On December 19, 2012, the Company and COLF entered into a new Amendment to Loan and Security Agreement (“Amendment 3”), which among other things:
•	Increased the total commitment by COLF from $24,500,000 to $29,453,000.
•
Extended the term of the Credit Agreement through December 19, 2017 (“Maturity Date”), on which date all principal, interest and other amounts owing with respect to this Credit Agreement shall be due and payable in full.

•	Increased the maximum borrowings on the Revolver from $15,910,000 to $20,000,000.
•	Increased the Term Loan, as defined below, to $7,000,000 from $6,090,000, the original principal amount, of which $4,610,822 was outstanding immediately prior to the effectiveness of Amendment 3.
•	Extended the rate of amortization on the Term Loan from 20 years to 25 years.
•	Increased the amount of borrowings for Capex Term Loans to $2,453,000 from $1,601,000, which was the net amount available to borrow immediately preceding this Amendment.
•	Reduced the unused line fee to 0.375% from a range of 0.5% to 0.75%.
•
Removed the requirement of a prepayment on the Term Loan from Excess Cash Flows, as defined in the Credit Agreement.   (In 2012, the Company was required to make a $633,000 prepayment toward its Term Loan.)

•	Reduced the Applicable Margin on all borrowings.

The balance of Revolver borrowings outstanding was $10,683,000 at March 31, 2013, and $2,793,000 at December 31, 2012. Applicable Margins added to Revolver borrowings at LIBOR and the Base Rate were 2.00% and 1.00%, respectively, at March 31, 2013, and December 31, 2012.

The Company is required to provide, among other things, monthly financial statements, monthly borrowing base certificates and certificates of compliance with various financial covenants. The Company is in compliance with all covenants. As part of the Credit Agreement, if an event of default occurs, the interest rate would increase by two percent per annum during the period of default.

The Credit Agreement also provides for a Term Loan (the “Term Loan”), which is secured by mortgages on the Real Property, accounts receivable, inventory and equipment.  The balance due on the Term Loan at March 31, 2013 and December 31, 2012 was $6,930,000 and $7,000,000, respectively. The Term Loan, effective January 2013, is repaid $23,000 each month, with the remaining balance due at the Maturity Date.  Term Loan borrowings incur interest at LIBOR or the Base Rate plus the Applicable Margins, which were 3.00% and 2.00%, respectively, at March 31, 2013 and December 31, 2012.

Additionally, the Company borrowed $380,000 and $519,000, in March 2012 and September 2012, respectively, as Capex Term Loans. The repayment of these two loans is based on sixty month amortization periods, resulting in repayments of $6,000 and $9,000, respectively.  Applicable Margins added to these Capex Term Loans at March 31, 2013 and December 31, 2012 were 3.00% and 2.00%, for borrowings at LIBOR and the Base Rate, respectively.

Long-term debt consists of:

	March 31, 2013	December 31, 2012
Term loan - $23,000 payable monthly January 1, 2013 through December 1, 2017, balance due December 19, 2017. (NOTE: in 2012, monthly payment was $34,000.)	$6,930,000	$7,000,000
Capex Term Loan - $6,000 payable monthly May 1, 2012 through April 1, 2017.	311,000	330,000
Capex Term Loan - $9,000 payable monthly October 1, 2012 through September 1, 2017.	467,000	493,000
	7,708,000	7,823,000
Less current maturities	460,000	460,000
	$7,248,000	$7,363,000

NOTE 9—RELATED PARTY TRANSACTIONS

The president of one of the Company’s subsidiaries is part owner of one of the subsidiary’s vendors. During the three-month periods ended March 31, 2013 and 2012, the Company purchased approximately $228,000 and $199,000, respectively, of product from this vendor.

NOTE 10 - BUSINESS SEGMENTS

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

Three months ended March 31, 2013	Consolidated	Tools	Hardware

Revenue	$20,709,000	$15,629,000	$5,080,000

Segment operating income	$2,528,000	$1,714,000	$814,000
General corporate expense	(1,426,000)
Interest expense	(109,000)
Earnings before income taxes	$993,000

Segment assets	$55,948,000	$42,168,000	$13,780,000
Corporate assets	4,829,000
Total assets	$60,777,000

Long-lived assets, including $17,000 at corporate	$17,677,000	$13,134,000	$4,526,000

Three months ended March 31, 2012	Consolidated	Tools	Hardware

Revenue	$14,317,000	$9,672,000	$4,645,000

Segment operating income	$2,423,000	$1,729,000	$694,000
General corporate expense	(1,552,000)
Interest expense	(142,000)
Earnings before income taxes	$729,000

Segment assets	$44,901,000	$32,455,000	$12,446,000
Corporate assets	2,970,000
Total assets	$47,871,000

Long-lived assets, including $123,000 at corporate	$18,156,000	$13,387,000	$4,646,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of P&F Industries, Inc. and subsidiaries (“P&F”, or the   “Company”). P&F and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” and their opposites and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. Any forward-looking statements contained herein, including those related to the Company’s future performance, are based upon the Company’s historical performance and on current plans, estimates and expectations. All forward-looking statements involve risks and uncertainties. These risks and uncertainties could cause the Company’s actual results for the 2013 fiscal year and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company for a number of reasons, as previously disclosed in the Company’s public filings, including in its Annual Report on Form 10-K for the year ended December 31, 2012. Forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Hy-Tech manufactures and distributes pneumatic tools and parts for industrial applications. Hy-Tech manufactures approximately ninety types of industrial pneumatic tools, most of which are sold at prices ranging from $300 to $7,000, under the names “ATP”, “Thaxton”, “THOR” and “Eureka”, as well as under the trade names or trademarks of other private label customers. This line of products includes grinders, drills, saws, impact wrenches and pavement breakers. Hy-Tech’s products are sold to distributors and private label customers through in-house sales personnel and manufacturers’ representatives. Users of Hy-Tech’s tools include refineries, chemical plants, power generation facilities, as well as the heavy construction industry, oil and mining companies and heavy industry. Hy-Tech’s products are sold off the shelf, and are also produced to customer’s orders. The business is not seasonal, but it may be subject to significant periodic changes resulting from scheduled shutdowns in refineries, power generation facilities and chemical plants.

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

Overview

During the first quarter of 2013 we:

⋅	improved our consolidated revenue 44.6%, as we continued The Home Depot roll-out;
⋅	were able to increase consolidated gross profit by $2,123,000, or 37.8%; however, gross margin declined 1.9 percentage points;
⋅	incurred a one-time charge of $700,000 in connection with the current roll-out to the Home Depot;
⋅	had an effective tax rate for the quarter of 37.5%, whereas the effective tax rate for the first quarter of 2012 was 3.1%.

KEY INDICATORS

Economic Measures

We do not track any specific economic measures per se; however, as a major portion of our revenue is consumer driven, we tend to track the general economic conditions of the United States.   Accordingly, we note that general retail sales have, for the most part, been flat to slightly improved during the first three months of fiscal 2013 compared to 2012.  Further, our Hardware segment, to a lesser extent, is impacted by the general housing market.

Another factor relevant to us is the cost of the raw materials in our products. Key materials include metals, especially various types of steel and aluminum. Also important is the value of the dollar in relation to the Taiwan dollar, as we purchase a significant portion of our products from Taiwan. Purchases from Chinese sources are made in U.S. dollars. However, if the Chinese currency, the Renminbi, were to be revalued against the dollar, there could be a significant negative impact on the cost of our products.

While not measurable, the cost and availability of a quality labor pool in the countries where products and components are manufactured, both overseas as well as in the United States, could materially affect our overall results.

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

There have been no material changes in our critical accounting policies and estimates from those discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

RESULTS OF OPERATIONS

All revenues are generated in U.S. dollars and are not impacted by changes in foreign currency exchange rates.  Unless otherwise stated below, we believe that our relationships with all our key customers, given the current economic conditions, remain good and there were no major trends or uncertainties that had, or where we could reasonably expect, could have a material impact on our revenue.  Further, there was no unusual or infrequent event, transaction or any significant economic change that materially affected our results of operations.

The table below provides an analysis of our net revenue for the three-month periods ended March 31, 2013 and 2012:

Revenue

	Three months ended March 31,
			Increase (decrease)
	2013	2012	$	%
Tools
Florida Pneumatic	$11,462,000	$5,417,000	$6,045,000	111.6%
Hy-Tech	4,167,000	4,255,000	(88,000)	(2.1)
Tools Total	15,629,000	9,672,000	5,957,000	61.6

Hardware
Hardware Total	5,080,000	4,645,000	435,000	9.4

Consolidated	$20,709,000	$14,317,000	$6,392,000	44.6%

Tools

Florida Pneumatic markets its air tool products to two primary sectors within the pneumatic tool market; retail and industrial/catalog. Additionally, Florida Pneumatic also markets, to a much lesser degree, air tools to the automotive market. It also generates revenue from its Berkley products line as well as a line of air filters and other OEM parts (“Other”).

	Three months ended March 31,
	2013		2012		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Retail customers	$8,878,000	77.5%	$2,460,000	45.4%	$6,418,000	260.9%
Industrial/catalog	1,919,000	16.7	2,009,000	37.1	(90,000)	(4.5)
Automotive	267,000	2.3	305,000	5.6	(38,000)	(12.5)
Other	398,000	3.5	643,000	11.9	(245,000)	(38.1)
Total	$11,462,000	100.0%	$5,417,000	100.0%	$6,045,000)	111.6%

During the first quarter of 2013, Florida Pneumatic continued to ship the initial product delivery, or roll-out, to The Home Depot locations. Revenue from Sears Holdings Corporation declined slightly when compared to the same three month period in 2012. The Industrial/catalog sector, which had reported quarter over quarter improvement throughout 2012, had a slight decline in revenue due primarily to a softening within this sector, which we believe is likely to continue.   First quarter of 2013 Automotive product revenue and Other revenue, which includes its Berkley product line, air filters and other OEM products, declined when compared to the same period in 2012, primarily due to Florida Pneumatic’s decision to place greater emphasis on expanding its Retail and Industrial/catalog lines, as well as the loss of a large air filter customer.

Hy-Tech focuses primarily on the industrial sector of the pneumatic tools market.  Hy-Tech manufactures and markets its own value-added line of air tools and parts, as well as distributes a complementary line of sockets (“ATP”).

	Three months ended March 31,
	2013		2012		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
ATP	$2,860,000	68.6%	$2,624,000	61.7%	$236,000	9.0%
Hy-Tech Machine	417,000	10.0	403,000	9.5	14,000	3.5
Major customer	820,000	19.7	1,095,000	25.7	(275,000)	(25.1)
Other	70,000	1.7	133,000	3.1	(63,000)	(47.4)
Total	$4,167,000	100.0%	$4,255,000	100.0%	$(88,000)	(2.1)%

When comparing the first quarter of 2013 to the same period in the prior year, ATP product revenue improved due primarily to special orders shipped in the first quarter of 2013. Additionally, Hy-Tech Machine products, which primarily focus on the mining, construction and industrial manufacturing markets (“Hy-Tech Machine”), saw its first quarter of 2013 revenue increase slightly, when compared to the same period in 2012.  Revenue from its Major customer declined, as we believe this customer is seeking to reduce its world-wide inventory levels during the first quarter of 2013.

Hardware

Our Hardware segment, which currently consists of only Nationwide, generates revenue from the sale of fencing and gate hardware, kitchen and bath accessories, OEM products and patio hardware.

	Three months ended March 31,
	2013		2012		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Fence and gate hardware	$3,651,000	71.9%	$3,078,000	66.3%	$573,000	18.6%
Kitchen and Bath	703,000	13.8	846,000	18.2	(143,000)	(16.9)
OEM	364,000	7.2	433,000	9.3	(69,000)	(15.9)
Patio	362,000	7.1	288,000	6.2	74,000	25.7
Total	$5,080,000	100.0%	$4,645,000	100.0%	$435,000	9.4%

The increase in Fence and gate hardware revenue is due primarily to an expanding customer base as well as new product releases. The increase in patio revenue is due primarily to increased activity in the sale of foreclosed home units occurring primarily in Florida.   When comparing the first quarter of 2013 to the same period in 2012, OEM product line revenue declined primarily due to certain orders being delayed by its customers from the fourth quarter 2011 to the first quarter of 2012. The continued softening of the Kitchen and Bath market, in addition to Nationwide’s largest Kitchen and Bath customer filing for bankruptcy protection are the key factors for the decline in our Kitchen and Bath product line revenue.

Gross Margins / Profits

	Three months ended March 31,		Increase (decrease)
	2013	2012	Amount		%
Tools	$5,819,000	$3,832,000	$1,987,000		51.9%
As percent of respective revenue	37.2%	39.6%	(2.4)	pts.
Hardware	$1,915,000	$1,779,000	$136,000		7.6%
As percent of respective revenue	37.7%	38.3%	(0.6)	pts.
Consolidated	$7,734,000	$5,611,000	$2,123,000		37.8%
As percent of respective revenue	37.3%	39.2%	(1.9)	pts.

Tools

	Three months ended March 31,		Increase (decrease)
	2013	2012	Amount		%
Florida Pneumatic	$4,046,000	$2,011,000	$2,035,000		101.2%
As a percentage of respective revenue	35.3%	37.1%	(1.8)	% pts.

Hy-Tech	$1,773,000	$1,821,000	$(48,000)		(2.6)
As a percentage of respective revenue	42.5%	42.8%	(0.3)	% pts.

Total Tools	$5,819,000	$3,832,000	$1,987,000		51.9
As a percentage of respective revenue	37.2%	39.6%	(2.4)	% pts.

The primary factor contributing to the 1.8 percentage point decline in Florida Pneumatic’s gross margin is the additional $6.4 million in Retail revenue, which tends to generate lower gross margins compared to its other product lines. However, with this increase in its Retail revenue, its gross profit improved $2,035,000, or 101.2 % when comparing the first quarter of 2013 to the same period in 2012. The change in Hy-tech’s gross margin and gross profit was due largely to product / customer mix, partially offset by improved cost of manufacturing.

Hardware

Gross margin at our Hardware segment during the first quarter of 2013 declined 0.6 percentage point when compared to the same period in 2012. This decline is primarily due to: (i) product / customer mix and (ii) certain product cost increases for which Nationwide is unable to pass through to its customers. However, as the result of increased revenue, gross profit increased $136,000 during the first quarter of 2013 compared to the same period in 2012.

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

During the first quarter of 2013, our SG&A was $6,632,000, or 32.0% as a percentage of revenue, compared to $4,740,000, or 33.1% of revenue during the same three-month period in 2012. The most significant items contributing to the increase are the incremental variable costs associated with the additional Retail revenue generated at Florida Pneumatic, which includes among other things, commissions, warranty costs, freight out and advertising/promotional fees, aggregating $1,229,000. Additionally, included in our first quarter 2013 SG&A, is a one-time fee of $700,000 incurred by Florida Pneumatic in connection with the initial roll-out to The Home Depot. Further, our first quarter of 2013 SG&A compensation, which is comprised of base salaries and wages, accrued performance-based bonus incentives, associated payroll taxes and employee benefits increased $176,000, when compared to the same period in the prior year. The aforementioned increases were partially offset by among other things, reductions in professional fees and depreciation and amortization expenses, which, in the aggregate were $257,000.

Interest

Our net interest expense during the first quarter of 2013 was $109,000, compared to $142,000 for the same period in the prior year. The most significant factor affecting interest expense was a reduction in the applicable loan margins that are added to both our LIBOR (London InterBank Offered Rate) or Base Rate, as defined in the Credit Agreement borrowings. See Liquidity and Capital Resources and Note 8 – Debt to the Condensed Consolidated Financial Statements for further discussion on the applicable margin rate reductions. The average balance of short-term borrowings during the first quarter of 2013 was $7,244,000 compared to $6,120,000 during the same three-month period in 2012.

Income Taxes

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision on a year-to-date basis and may change in subsequent interim periods. During the third quarter of 2012 we eliminated the valuation allowance on our federal deferred tax assets. Prior to this elimination, in lieu of recording a tax expense, we adjusted the then in place valuation allowance, thus creating minimal effective tax rates that would have been applied to our pretax income. With the valuation allowance removed, current and future tax provisions will more significantly impact our after-tax earnings, as well as our earnings per share. As a result, our effective tax rate for the three months ended March 31, 2013 and March 31, 2012 was 37.5% and 3.1%, respectively. The Company’s effective tax rate for both periods was also affected by state taxes and nondeductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flows from operations can be somewhat cyclical, typically with the greatest demand in the first and third quarters followed by positive cash flows in the first and fourth quarter as receivables and inventories trend down.  We monitor average days sales outstanding, inventory turns, estimated future purchasing requirements and capital expenditures to project liquidity needs and evaluate return on assets employed.

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:
	March 31, 2013	December 31, 2012
Working Capital	$21,891,000	$20,701,000
Current Ratio	2.25 to 1.0	2.67 to 1.0
Shareholders’ Equity	$35,756,000	$35,088,000

We entered into a Credit Agreement, (“Credit Agreement”) with Capital One Leverage Finance Corporation, as agent (“COLF”). The Credit Agreement, entered into in October 2010, has a three-year term, with maximum borrowings of $22,000,000 at that time.  The Credit Agreement provides for a Revolving Credit Facility (“Revolver”) with a maximum borrowing of $15,910,000. At March 31, 2013 and December 31, 2012, the balances owing on the Revolver were $10,683,000 and $2,793,000, respectively.  Direct borrowings under the Revolver are secured by our accounts receivable, mortgages on our real property located in Cranberry, PA, Jupiter, FL and Tampa, FL,  inventory and equipment and are cross-guaranteed by certain of ours subsidiaries. Revolver borrowings bear interest at LIBOR or the Base Rate, as defined in the Credit Agreement, plus the currently applicable margin rates. Beginning April 1, 2011, the loan margins applicable to borrowings on the Revolver are determined based upon the computation of total debt divided by earnings before interest, taxes, depreciation and amortization (“EBITDA”).   Applicable Margins added to Revolver borrowings at LIBOR and the Base Rate were 2.00% and 1.00%, respectively, at March 31, 2013, and December 31, 2012.

On November 21, 2011, we and COLF entered into an Amendment to Loan and Security Agreement, (“Amendment 2”). Amendment 2, among other things: (i) increased the total commitment by COLF for the Credit Agreement to $24,500,000; (ii) reduced the Applicable Margin on Revolver borrowings; (iii) increased the maximum aggregate amount of permitted Capital Expenditures (as defined in the Loan Agreement) for 2012 and 2013 to an aggregate of $2,500,000 and (iv) established a $2,500,000 Capital Expenditure loan commitment by COLF, pursuant to which COLF may make one or more Capex Loans (as defined in Amendment 2) (each, a “Capex Term Loan”) to the Company under the terms set forth in Amendment 2.

On December 19, 2012, the Company and COLF entered into a new Amendment to Loan and Security Agreement (“Amendment 3”), which, we believe improved our liquidity and cash flows. Amendment 3 among other things:

⋅	Increased the total commitment by COLF from $24,500,000 to $29,453,000.
⋅
Extended the term of the Credit Agreement through December 19, 2017 (“Maturity Date”), on which date all principal, interest and other amounts owing with respect to this Credit Agreement shall be due and payable in full.

⋅	Increased the maximum borrowings on the Revolver from $15,910,000 to $20,000,000.
⋅	Increased the Term Loan, as defined below, to $7,000,000 from $6,090,000, the original principal amount, of which $4,610,822 was outstanding immediately prior to the effectiveness of Amendment 3.
⋅	Extended the rate of amortization on the Term Loan from 20 years to 25 years.
⋅	Increased the amount of borrowings for Capex Term Loans to $2,453,000 from $1,601,000, which was the net amount available to borrow immediately preceding this Amendment.
⋅	Reduced the unused line fee to 0.375% from a range of 0.5% to 0.75%.
⋅
Removed the requirement of a prepayment on the Term Loan from Excess Cash Flows, as defined in the Credit Agreement.  (In 2012, the Company was required to make a $633,000 prepayment toward our Term Loan.)

⋅	Reduced the Applicable Margin on all borrowings.

The Credit Facility, as amended, contains a $7,000,000 term loan (the “Term Loan”), which is secured by mortgages on the Real Property, accounts receivable, inventory and equipment.  The Term Loan, effective January 1, 2013 amortizes approximately $23,000 each month with a balloon payment due at the Maturity Date.  The balance due on the Term Loan at March 31, 2013 and December 31, 2012 was $6,930,000 and $7,000,000, respectively.  Term Loan borrowings bear interest at LIBOR or the prime interest rate plus the currently applicable margin rates, which were 3.00% and 2.00%, respectively, at March 31, 2013 and December 31, 2012.

Additionally, we borrowed $380,000 and $519,000, in March 2012 and September 2012, respectively, as Capex Term Loans. The repayment of these two loans is based on sixty-month amortization periods, resulting in repayments of $6,000 and $9,000, respectively.  Applicable Margins added to these Capex Term Loans at March 31, 2013 and December 31, 2012 were 3.00% and 2.00%, for borrowings at LIBOR and the Base Rate, respectively.

During the three-month period ended March 31, 2013, our net cash balances decreased $113,000 to $582,000 from $695,000 at December 31, 2012.  Our total bank debt at March 31, 2013 was $18,391,000, compared to $10,616,000 at December 31, 2012.  Approximately $7.8 million of the increase in bank debt is in revolver borrowings.  The increase in borrowing was necessary to fund the initial working capital to properly support The Home Depot business. The aforementioned also contributed to the increase in the percent of the total debt to total book capitalization (total debt divided by total debt plus equity), which at March 31, 2013 was 34.0%, compared to 23.2% at December 31, 2012. As we continue to generate cash from operations, barring unexpected events, we believe that our short-term borrowings during the next several quarters should decline to at or below amounts at December 31, 2012 levels.

  Capital spending was $143,000 for the three-month period ended March 31, 2013, compared to $620,000 during the same period in the prior year.  Capital expenditures for the balance of 2013 are expected to be approximately $1,100,000, some of which may be financed through our credit facilities or financed through independent third party financial institutions. The remaining 2013 capital expenditures will primarily be for expansion of existing product lines and replacement of equipment.

Customer concentration

Within our Tools segment we have two retail customers that, as of March 31, 2013, in the aggregate accounted for  55.0% of our consolidated accounts receivable. These customers, with very minor exceptions, are current in their payments.

We believe, that the loss of one or both of these customers would negatively impact our working capital, but would not affect our ability to remain a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

As the result of the facts and circumstances relating to WM Coffman LLC (now known as Old Stairs Co (“WMC”)), including the foreclosure and subsequent disposal and sale of all of the tangible and intangible assets by PNC in June 2010, we determined that we no longer were the primary beneficiary of WMC, as we were unable to direct the activities of this entity, no longer had the obligation to absorb losses that might be significant to WMC and no longer possessed the right to receive benefits from WMC that could potentially be significant to WMC. We believe that neither the Company nor any of its subsidiaries, other than WMC, are legally responsible for any of the liabilities belonging to WMC as neither the Company nor any of its subsidiaries were parties to or guarantors of any of its obligations. As such, in accordance with Accounting Standards Codification 810-10-40 (“ASC 810”), we continue to deconsolidate WMC.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any other recently issued, but not yet effective accounting standards, if currently adopted would have a material effect on our condensed consolidated financial statements.

Item 3.             Quantitative And Qualitative Disclosures About Market Risk

Not required.

Item 4.             Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2013.

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

There have been no material changes to the legal proceedings disclosure described in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 1A.	Risk Factors

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

P&F INDUSTRIES, INC.
(Registrant)

	By	/s/ Joseph A. Molino, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: May 15, 2013		(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit

31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*Interactive Data

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