Form 10-Q
period 2013-06-30
P&F INDUSTRIES INC
filed 2013-08-13
CIK 75340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

As of August 11, 2013 there were 3,693,969 shares of the registrant’s Class A Common Stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

i

PART I - FINANCIAL INFORMATION

Item 1.                Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS

Cash	$905,000	$695,000
Accounts receivable — net	11,928,000	6,675,000
Inventories – net	23,292,000	24,073,000
Deferred income taxes — net	1,139,000	1,139,000
Prepaid expenses and other current assets	838,000	547,000
TOTAL CURRENT ASSETS	38,102,000	33,129,000

PROPERTY AND EQUIPMENT
Land	1,550,000	1,550,000
Buildings and improvements	7,540,000	7,536,000
Machinery and equipment	18,309,000	18,010,000
	27,399,000	27,096,000
Less accumulated depreciation and amortization	16,783,000	15,994,000
NET PROPERTY AND EQUIPMENT	10,616,000	11,102,000

GOODWILL	5,150,000	5,150,000

OTHER INTANGIBLE ASSETS — net	1,618,000	1,752,000

DEFERRED INCOME TAXES — net	2,427,000	3,211,000

OTHER ASSETS — net	745,000	813,000

TOTAL ASSETS	$58,658,000	$55,157,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES

Short-term borrowings	$6,613,000	$2,793,000
Accounts payable	3,751,000	4,843,000
Accrued liabilities	3,632,000	4,332,000
Current maturities of long-term debt	460,000	460,000
TOTAL CURRENT LIABILITIES	14,456,000	12,428,000

Long–term debt, less current maturities	7,133,000	7,363,000
Other liabilities	270,000	278,000

TOTAL LIABILITIES	21,859,000	20,069,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued – 4,038,000 at June 30, 2013 and 4,013,000 at December 31, 2012	4,038,000	4,013,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	11,596,000	11,384,000
Retained earnings	24,142,000	22,646,000
Treasury stock, at cost – 344,000 shares at June 30, 2013 and 342,000 shares at December 31, 2012	(2,977,000)	(2,955,000)

TOTAL SHAREHOLDERS’ EQUITY	36,799,000	35,088,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$58,658,000	$55,157,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

	Three months		Six months
	ended June 30,		ended June 30,
	2013	2012	2013	2012

Net revenue	$19,476,000	$15,241,000	$40,185,000	$29,558,000
Cost of sales	12,374,000	9,564,000	25,349,000	18,270,000
Gross profit	7,102,000	5,677,000	14,836,000	11,288,000
Selling, general and administrative expenses	5,580,000	4,721,000	12,212,000	9,461,000
Operating income	1,522,000	956,000	2,624,000	1,827,000
Interest expense	118,000	133,000	227,000	275,000
Income before income taxes	1,404,000	823,000	2,397,000	1,552,000
Income tax expense	529,000	27,000	901,000	50,000
Net income	$875,000	$796,000	$1,496,000	$1,502,000

Basic earnings per share	$0.24	$0.22	$0.41	$0.42

Diluted earnings per share	$0.23	$0.22	$0.39	$0.41

Average common shares outstanding:

Basic	3,683,000	3,617,000	3,678,000	3,616,000

Diluted	3,889,000	3,697,000	3,875,000	3,687,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

		Class A Common Stock, $1 Par		Additional paid-in	Retained	Treasury stock
	Total	Shares	Amount	capital	earnings	Shares	Amount

Balance, January 1, 2013	$35,088,000	4,013,000	$4,013,000	$11,384,000	$22,646,000	(342,000)	$(2,955,000)

Net income	1,496,000	—	—	—	1,496,000	—	—

Exercise of stock options	62,000	22,000	22,000	62,000	—	(2,000)	(22,000)

Restricted stock issuance	2,000	3,000	3,000	(1,000)	—	—	—

Stock-based compensation	151,000	—	—	151,000	—	—	—

Balance, June 30, 2013	$36,799,000	4,038,000	$4,038,000	$11,596,000	$24,142,000	(344,000)	$(2,977,000)

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$1,496,000	$1,502,000

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Non-cash charges:
Depreciation and amortization	789,000	871,000
Amortization of other intangible assets	134,000	199,000
Amortization of other assets	48,000	143,000
Provision for losses on accounts receivable	35,000	1,000
Stock-based compensation	151,000	87,000
Restricted stock-based compensation	17,000	—
Deferred income taxes-net	784,000	—

Changes in operating assets and liabilities:
Accounts receivable	(5,288,000)	(1,551,000)
Inventories	781,000	597,000
Prepaid expenses and other current assets	(306,000)	(187,000)
Other assets	20,000	(56,000)
Accounts payable	(1,092,000)	1,000
Accrued liabilities	(700,000)	80,000
Other liabilities	(8,000)	(7,000)
Total adjustments	(4,635,000)	178,000
Net cash (used in) provided by operating activities	(3,139,000)	1,680,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,
	2013	2012
Cash Flows from Investing Activities:
Capital expenditures	$(303,000)	$(820,000)
Purchase of product license	—	(200,000)
Net cash used in investing activities	(303,000)	(1,020,000)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	62,000	4,000
Proceeds from short-term borrowings	35,140,000	25,878,000
Repayments of short-term borrowings	(31,320,000)	(26,423,000)
Proceeds from term loan	—	381,000
Repayments of term loan	(230,000)	(849,000)
Net cash provided by (used in) financing activities	3,652,000	(1,009,000)

Net increase (decrease) in cash	210,000	(349,000)
Cash at beginning of period	695,000	443,000
Cash at end of period	$905,000	$94,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$225,000	$287,000
Income taxes	$33,000	$110,000

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

NOTE 2 — VARIABLE INTEREST ENTITY - DECONSOLIDATION

The Company examined the facts and circumstances pertaining to WMC to determine if it is the primary beneficiary. The Company determined that it no longer had the obligation to absorb losses that might be significant to WMC nor did it possess the right to receive benefits from WMC that could potentially be significant to WMC. As the Company no longer had a controlling financial interest in WMC and was no longer the primary beneficiary of WMC, in accordance with Accounting Standards Codification 810, it deconsolidated WMC.

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

The following table sets forth the elements of basic and diluted earnings per common share:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator for basic and diluted earnings per common share:

Net income	$875,000	$796,000	$1,496,000	$1,502,000

Denominator:
For basic earnings per share - weighted average common shares outstanding	3,683,000	3,617,000	3,678,000	3,616,000
Dilutive securities (1)	206,000	80,000	197,000	71,000
For diluted earnings per share - weighted average common shares outstanding	3,889,000	3,697,000	3,875,000	3,687,000

(1)	Dilutive securities consist of “in the money” options.

At June 30, 2013 and 2012 and during the six-month periods ended June 30, 2013 and 2012, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Class A Common Stock for the period. These options are antidilutive and are excluded from the computation of earnings per share. The weighted average antidilutive stock options outstanding were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Weighted average antidilutive stock options outstanding	185,000	451,000	207,000	517,000

NOTE 4 – STOCK-BASED COMPENSATION

Stock-option compensation

The Company accounts for stock-based compensation, including options and non-vested shares, according to the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Share Based Payment.”

Stock-option compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options.Compensation expense attributable to stock-options was approximately $104,000 and $40,000, respectively, during the three-month periods ended June 30, 2013 and 2012. Compensation expense attributable to stock-options was approximately $151,000 and $87,000, respectively during the six-month periods ended June 30, 2013 and 2012.  The compensation expense is recognized in selling, general and administrative expenses on the Company’s statements of income on a straight-line basis over the vesting periods.  The exercisability of the respective non-vested options, which are at pre-determined dates on a calendar year, do not necessarily correspond to the period(s) in which straight-line amortization of compensation cost is recorded. As of June 30, 2013, the Company had approximately $509,000 of total unrecognized compensation cost related to non-vested awards granted under its stock-based plans, which it expects to recognize over a weighted-average period of 1.4 years.

The expected term of stock options is based on historical exercises and terminations. The volatility is determined using historical volatilities based on historical stock prices. The dividend yield is 0%, as the Company has historically not declared dividends and does not have any current plans to declare any in the future.

On April 11, 2013 (“Grant Date”), the compensation committee of Company’s Board of Directors authorized the issuance of 71,500 options to purchase shares of the Company’s Class A Common Stock under the Company’s 2012 Stock Incentive Plan.  The options expire ten years from the Grant Date. The Company granted 15,000 of these options to its Chief Operating Officer/Chief Financial Officer, with the balance to non-executive employees of the Company.  All options granted on the Grant Date vest one-third on each of the first three anniversaries of the Grant Date. Further, all options granted on the Grant Date have an exercise price of $8.21, which was the closing price of the Company’s common stock on the Grant Date.

The Company estimated the fair value of these options using the following assumption:

	April 11, 2013
Risk-free interest rate	1.82%
Expected term (in years)	10	years
Volatility	81.27%
Dividend yield	0%
Weighted-average fair value of options granted	$6.72

The following is a summary of the changes in outstanding options during the six-month period ended June 30, 2013:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
		Exercise	Contractual Life	Intrinsic
	Option Shares	Price	(Years)	Value
Outstanding, January 1, 2013	584,688	$6.48	5.4	$758,000
Granted	71,500	8.21
Exercised	(22,000)	3.80
Forfeited	—
Expired	—
Outstanding, June 30, 2013	634,188	$6.77	5.4	$1,326,291

Vested, June 30, 2013	489,355	$6.94	4.3	$1,042,592

The following is a summary of changes in non-vested shares for the six months ended June 30, 2013:

		Weighted Average Grant-
	Option Shares	Date Fair Value
Non-vested shares, January 1, 2013	141,000	$2.94
Granted	71,500	6.72
Vested	(67,667)	2.92
Forfeited
Non-vested shares and expected to vest, June 30, 2013	144,833	$4.81

The number of shares of Common Stock available for issuance under the 2012 Stock Incentive Plan as of June 30, 2013 was 199,512. At June 30, 2013, there were 113,500 options outstanding issued under the 2012 Stock Incentive Plan and 520,688 options outstanding issued under the 2002 Stock Incentive Plan.

Restricted Stock

On May 28, 2013, the Company granted 666 restricted shares of its common stock to each non-employee member of its Board of Directors totaling 3,330 restricted shares. These restricted shares cannot be traded earlier than the first anniversary of the grant date. The Company determined the fair value of these shares to be $8.95, which was the closing price of the Company’s Common Stock on the date of the grant. The Company will recognize non-cash compensation expense of approximately $2,500 per month in its selling, general and administrative expenses through May 2014.

  Treasury Stock

On January 31, 2013, the Company received 2,585 shares of its Class A Common Stock, tendered as payment for the exercise by an employee of options to purchase 5,500 shares of Class A Common Stock. The value of this stock, based on the then-current stock price, was approximately $22,000, and the Company recorded the transaction as an increase in Treasury Stock.

NOTE 5 – RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any other recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on our consolidated condensed financial statements.

NOTE 6 – ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	June 30, 2013	December 31, 2012
Accounts receivable	$12,241,000	$6,953,000
Allowance for doubtful accounts	(313,000)	(278,000)
	$11,928,000	$6,675,000

NOTE 7 – INVENTORIES

Inventories - net consists of:

	June 30, 2013	December 31, 2012
Raw material	$2,011,000	$2,093,000
Work in process	679,000	888,000
Finished goods	22,912,000	23,357,000
	25,602,000	26,338,000
Reserve for obsolete and slow-moving inventories	(2,310,000)	(2,265,000)
	$23,292,000	$24,073,000

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

During the six-month period ended June 30, 2013 there was no change to the carrying value of goodwill.

Other intangible assets were as follows:

	June 30, 2013			December 31, 2012
		Accumulated	Net book		Accumulated	Net book
	Cost	amortization	value	Cost	amortization	value
Other intangible assets:
Customer relationships	$5,070,000	$4,007,000	$1,063,000	$5,070,000	$3,906,000	$1,164,000
Trademarks	199,000	—	199,000	199,000	—	199,000
Drawings	290,000	90,000	200,000	290,000	85,000	205,000
Licensing	305,000	149,000	156,000	305,000	121,000	184,000
Totals	$5,864,000	$4,246,000	$1,618,000	$5,864,000	$4,112,000	$1,752,000

 Amortization expense for intangible assets subject to amortization was as follows:

Three months ended June 30,		Six months ended June 30,
2013	2012	2013	2012
$58,000	$99,000	$134,000	$199,000

Amortization expense for each of the twelve-month periods ending June 30, 2014 through June 30, 2018 is estimated to be as follows: 2014 - $233,000 ; 2015 - $233,000 ; 2016 - $216,000; 2017 - $175,000 and 2018 - $175,000.  The weighted average amortization period for intangible assets was 7.2 years at June 30, 2013 and 7.5 years at December 31, 2012.

NOTE 9 – DEBT

Short- term

P&F, along with Florida Pneumatic, Hy-Tech and Nationwide, as borrowers, entered into a Loan and Security Agreement (“Credit Agreement”) with Capital One Leverage Finance Corporation, as agent (“COLF”) in October 2010. The Credit Agreement had a three year term, with maximum borrowings of $22,000,000 at inception.  The Credit Agreement provides for a Revolver Loan (“Revolver”) with an original maximum borrowing of $15,910,000.  Direct borrowings under the Revolver are secured by the Company’s accounts receivable, mortgages on its real property located in Cranberry, PA, Jupiter, FL and Tampa, FL (“Real Property”),  inventory and equipment, and are cross-guaranteed by certain of our subsidiaries (the “Subsidiary Guarantors”). Revolver borrowings bear interest at LIBOR (London InterBank Offered Rate) or the Base Rate, as defined in the Credit Agreement (“Base Rate”), plus the Applicable Margin (the “Applicable Margin”), as defined in the Credit Agreement. The Applicable Margin on Revolver borrowings is determined based upon the computation of total debt divided by earnings before interest, taxes, depreciation and amortization (“EBITDA”). The interest rate, either LIBOR or Base Rate, which is added to the Applicable Margin, is at the option of the Company, subject to limitations on the number of LIBOR borrowings.

On December 19, 2012, the Company and COLF entered into a new Amendment to Loan and Security Agreement (“Amendment 3”), which among other things:

➢	Increased the total commitment by COLF from $24,500,000 to $29,453,000.
➢	Extended the term of the Credit Agreement through December 19, 2017, the Maturity Date.
➢	Increased the maximum borrowings on the Revolver from $15,910,000 to $20,000,000.
➢	Reduced the Applicable Margin on all borrowings.
➢	Increased the Term Loan, as defined below, to $7,000,000.
➢	Extended the rate of amortization on the Term Loan from 20 years to 25 years.
➢	Increased the amount of borrowings for Capex Term Loans

The balance of Revolver borrowings outstanding was $6,613,000 at June 30, 2013 and $2,793,000 at December 31, 2012. Applicable Margins added to Revolver borrowings at LIBOR and the Base Rate at June 30, 2013 were 2.25% and 1.25%, respectively, and 2.00% and 1.00%, respectively, at December 31, 2012.

The Company is required to provide, among other things, monthly financial statements, monthly borrowing base certificates and certificates of compliance with various financial covenants. The Company is in compliance with all covenants. As part of the Credit Agreement, if an event of default occurs, the interest rate would increase by two percent per annum during the period of default.

The Credit Agreement also provides for a Term Loan (the “Term Loan”), which is secured by mortgages on the Real Property, accounts receivable, inventory and equipment.  The balance due on the Term Loan at June 30, 2013 and December 31, 2012 was $6,860,000 and $7,000,000, respectively. The Term Loan, effective January 2013, is repaid $23,000 each month, with the remaining balance due at the Maturity Date.  Term Loan borrowings incur interest at LIBOR or the Base Rate plus the Applicable Margins, which were 3.00% and 2.00%, respectively, at June 30, 2013 and December 31, 2012.

Additionally, the Company borrowed $380,000 and $519,000 in March 2012 and September 2012, respectively, as Capex Term Loans. The repayment of these two loans is based on sixty-month amortization periods, resulting in repayments of $6,000 and $9,000, respectively. Applicable Margins added to these Capex Term Loans at June 30, 2013 and December 31, 2012 were 3.00% and 2.00%, for borrowings at LIBOR and the Base Rate, respectively.

Long-term debt consists of:

	June 30, 2013	December 31, 2012
Term loan - $23,000 payable monthly January 1, 2013 through December 1, 2017, balance due December 19, 2017. (NOTE: in 2012, monthly payment was $34,000.)	$6,860,000	$7,000,000
Capex Term Loan - $6,000 payable monthly May 1, 2012 through April 1, 2017.	292,000	330,000
Capex Term Loan - $9,000 payable monthly October 1, 2012 through September 1, 2017.	441,000	493,000
	7,593,000	7,823,000
Less current maturities	460,000	460,000
	$7,133,000	$7,363,000

Effective May 22, 2013, the Company and COLF entered into a new Amendment to Loan and Security Agreement (“Amendment 4”), primarily relating to collateral concentration limits with respect to certain customers.

NOTE 10 – RELATED PARTY TRANSACTIONS

The president of one of the Company’s subsidiaries is part owner of one of that subsidiary’s vendors. During the three and six-month periods ended June 30, 2013, the Company purchased approximately $274,000 and $502,000, respectively, of product from this vendor. During the three and six-month periods ended June 30, 2012, the Company purchased approximately $271,000 and $470,000, respectively, of product from this vendor. At June 30, 2013 and 2012, the Company owed this vendor $138,000 and $68,000, respectively.

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

Three months ended June 30, 2013	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$19,476,000	$13,221,000	$6,255,000

Segment operating income	$2,964,000	$1,740,000	$1,224,000
General corporate expense	(1,442,000)
Interest expense – net	(118,000)
Earnings before income taxes	$1,404,000

Segment assets	$54,422,000	$40,377,000	$14,045,000
Corporate assets	4,236,000
Total assets	$58,658,000

Long-lived assets, including $13,000 at corporate	$17,384,000	$12,887,000	$4,484,000

Three months ended June 30, 2012	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$15,241,000	$9,673,000	$5,568,000

Segment operating income	$2,419,000	$1,303,000	$1,116,000
General corporate expense	(1,463,000)
Interest expense – net	(133,000)
Earnings before income taxes	$823,000

Segment assets	$44,561,000	$33,122,000	$11,439,000
Corporate assets	2,679,000
Total assets	$47,240,000

Long-lived assets, including $41,000 at corporate	$17,816,000	$13,139,000	$4,636,000

Six months ended June 30, 2013	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$40,185,000	$28,850,000	$11,335,000

Segment operating income	$5,492,000	$3,454,000	$2,038,000
General corporate expense	(2,868,000)
Interest expense – net	(227,000)
Earnings before income taxes	$2,397,000

Six months ended June 30, 2012	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$29,558,000	$19,345,000	$10,213,000

Segment operating income	$4,842,000	$3,032,000	$1,810,000
General corporate expense	(3,015,000)
Interest expense – net	(275,000)
Earnings before income taxes	$1,552,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of P&F Industries, Inc. and subsidiaries (“P&F”, or the “Company”). P&F and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” and their opposites and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. Any forward-looking statements contained herein, including those related to the Company’s future performance, are based upon the Company’s historical performance and on current plans, estimates and expectations. All forward-looking statements involve risks and uncertainties. These risks and uncertainties could cause the Company’s actual results for the 2013 fiscal year and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company for a number of reasons, as previously disclosed in the Company’s public filings, including in its Annual Report on Form 10-K for the year ended December 31, 2012, and subsequent filings. Forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Overview

During the second quarter of 2013 we:

⋅       Increased our consolidated revenue $4,235,000 over the same three-month period in 2012, due primarily to Florida Pneumatic’s increase in its Retail revenue, as well as quarter over quarter increase in Nationwide’s revenue, as it continues to successfully penetrate the fence and gate market across the United States;
⋅       Increased consolidated gross profit by $1,425,000, or 25.1%; however, gross margin declined 0.7 percentage points due mostly to lower gross margins in our growing Retail category within our Tools segment;
⋅       Incurred effective tax rate for the quarter of 37.7%, whereas the effective tax rate for the second quarter of 2012 was 3.3%. The increase in our effective tax rate reflects the usage of our deferred tax assets and should not result in any material cash outlay.

KEY INDICATORS

Economic Measures

We do not track any specific economic measures per se; however, as a major portion of our revenue is consumer driven, we tend to track the general economic conditions of the United States. Accordingly, we note that general retail sales in our sectors have, for the most part, been flat to slightly improved during the first six months of fiscal 2013 compared to 2012.  Further, our Hardware segment, to a lesser extent, is impacted by the general housing market.

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

RESULTS OF OPERATIONS

The tables below provide an analysis of our net revenue for the three and six-month periods ended June 30, 2013 and 2012:

Revenue

	Three months ended June 30,
	2013	2012	Variance	Variance
			$	%
Tools
Florida Pneumatic	$9,256,000	$5,406,000	$3,850,000	71.2%
Hy-Tech	3,965,000	4,267,000	(302,000)	(7.1)
Tools Total	13,221,000	9,673,000	3,548,000	36.7

Hardware
Hardware Total	6,255,000	5,568,000	687,000	12.3

Consolidated	$19,476,000	$15,241,000	$4,235,000	27.8%

	Six months ended June 30,
	2013	2012	Variance	Variance
			$	%
Tools
Florida Pneumatic	$20,718,000	$10,823,000	$9,895,000	91.4%
Hy-Tech	8,132,000	8,522,000	(390,000)	(4.6)
Tools Total	28,850,000	19,345,000	9,505,000	49.1

Hardware
Hardware Total	11,335,000	10,213,000	1,122,000	11.0

Consolidated	$40,185,000	$29,558,000	$10,627,000	36.0%

All revenues are generated in U.S. dollars and are not impacted by changes in foreign currency exchange rates. Unless otherwise stated below, we believe that our relationships with all our key customers remain good. Other than the addition of The Home Depot (“THD”) to Florida Pneumatic’s revenue, there are no known major trends or uncertainties that had, or could reasonably be expected to have a material impact on our revenue. There was no unusual or infrequent event, transaction or significant economic change that materially affected our results of operations.

Tools

Florida Pneumatic markets its air tool products to two primary sectors within the pneumatic tool market; retail and industrial/catalog. Additionally, Florida Pneumatic also markets, to a much lesser degree, air tools to the automotive market. It also generates revenue from its Berkley products line as well as a line of air filters and other OEM parts (“Other”).

An analysis of Florida Pneumatic’s revenue for 2013 and 2012 is as follows:

	Three months ended June 30,
	2013		2012		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Retail customers	$6,789,000	73.3%	$2,594,000	48.0%	$4,195,000	161.7%
Industrial/catalog	1,782,000	19.3	1,957,000	36.2	(175,000)	(8.9)
Automotive	322,000	3.5	274,000	5.1	48,000	17.5
Other	363,000	3.9	581,000	10.7	(218,000)	(37.5)
Total	$9,256,000	100.0%	$5,406,000	100.0%	$3,850,000	71.2%

	Six months ended June 30,
	2013		2012		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Retail customers	$15,668,000	75.6%	$5,055,000	46.7%	$10,613,000	210.0%
Industrial/catalog	3,701,000	17.9	3,965,000	36.7	(264,000)	(6.7)
Automotive	588,000	2.8	578,000	5.3	10,000	1.7
Other	761,000	3.7	1,225,000	11.3	(464,000)	(37.9)
Total	$20,718,000	100.0%	$10,823,000	100.0%	$9,895,000	91.4%

When comparing the three-month periods ended June 30, 2013 and 2012, THD accounted for the majority of the improvement in Florida Pneumatic’s Retail revenue growth. The Industrial/catalog sector, which had reported quarter over quarter improvement throughout 2012, had a slight decline in revenue due primarily to a softening within the foundries and metal-working manufacturing sectors, which we believe is likely to continue at least though the third quarter of 2013. The improvement in Florida Pneumatic’s Automotive products revenue is due in large part to the release of new products into the marketplace. Other revenue during the second quarter of 2013 declined when compared to the same period in 2012, due to the loss of a large, low gross margin air filter customer. Florida Pneumatic’s decision to place greater emphasis on expanding its Retail products and Industrial/catalog lines will likely continue to negatively impact both its Automotive and Other product lines.

When comparing the six-month periods ended June 30, 2013 and 2012, the most significant factor contributing to the increase in Florida Pneumatic’s revenue has been the addition of THD, which has accounted for much of the increase to its Retail category. Industrial/catalog revenue during the first six months of 2013 has declined due in large part to a weakness with the specialty distributors, who service various general industries, such as foundries and metal-working manufacturers, which use abrasive/finishing tools such as grinders and cutting tools. The decline in revenue during the first six months of 2013 of Florida Pneumatic’s Other product lines is due to the loss of a large, low margin air filter customer as well as its decision to focus on developing and expanding its presence in the retail sector as well as its on-going effort to expand its position in the Industrial/catalog sector.

Hy-Tech focuses primarily on the industrial sector of the pneumatic tools market.  Hy-Tech manufactures and markets its own value-added line of air tools and parts, as well as distributes a complementary line of sockets, in the aggregate, (“ATP”).

An analysis of Hy-Tech’s revenue for 2013 and 2012 is as follows:

	Three months ended June 30,
	2013		2012		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
ATP	$2,568,000	64.7%	$2,917,000	68.4%	$(349,000)	(12.0)%
Hy-Tech Machine	713,000	18.0	431,000	10.1	282,000	65.4
Major customer	570,000	14.4	807,000	18.9	(237,000)	(29.4)
Other	114,000	2.9	112,000	2.6	2,000	1.8
Total	$3,965,000	100.0%	$4,267,000	100.0%	$(302,000)	(7.1)%

	Six months ended June 30,
	2013		2012		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
ATP	$5,428,000	66.7%	$5,539,000	65.0%	$(111,000)	(2.0)%
Hy-Tech Machine	1,130,000	13.9	834,000	9.8	296,000	35.5
Major customer	1,390,000	17.1	1,903,000	22.3	(513,000)	(27.0)
Other	184,000	2.3	246,000	2.9	(62,000)	(25.2)
Total	$8,132,000	100.0%	$8,522,000	100.0%	$(390,000)	(4.6)%

When comparing the second quarter of 2013 to the same period in the prior year, ATP product revenue declined due primarily to a general softening of the market, which we believe is due to economic uncertainty at both a national and global level. Additionally, Hy-Tech Machine products (“Hy-Tech Machine”), which are primarily marketed to the mining, construction and industrial manufacturing sectors, also are encountering a sluggish second quarter of 2013. However, as the result of a special order shipped during the quarter, Hy-Tech Machine revenue increased over the same period in the prior year. Revenue from its Major customer also declined, from what we believe to be the result of both this customer continuing to reduce its world-wide inventory levels, compounded by the impact of a weak global economy.

When comparing the six-month periods ended June 30, 2013 and 2012, ATP revenue declined 2.0%. This decline is the result of a soft second quarter of 2013, compared to the same period in the prior year. We believe this uncertainty may continue into the third quarter of 2013. Revenue from its Hy-Tech Machine products have increased during the six-month period ended June 30, 2013 compared to the same period in 2012, primarily due to a special order shipped in the second quarter of 2013. Lastly, revenue from Hy-Tech’s Major customer during the six-month period ended June 30, 2013 declined 27.0%, compared to the same period in 2012, as we believe this customer is continuing to reduce its world-wide inventory levels.

Hardware

Our Hardware segment, which currently consists of Nationwide, generates revenue from the sale of Fencing and gate hardware, Kitchen and bath accessories, OEM products and Patio hardware.

	Three months ended June30,
	2013		2012		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Fence and gate hardware	$4,598,000	73.5%	$4,132,000	74.2%	$466,000	11.3%
Kitchen and Bath	757,000	12.1	690,000	12.4	67,000	9.7
OEM	500,000	8.0	404,000	7.3	96,000	23.8
Patio	400,000	6.4	342,000	6.1	58,000	17.0
Total	$6,255,000	100.0%	$5,568,000	100.0%	$687,000	12.3%

	Six months ended June30,
	2013		2012
		Percent of		Percent of	Increase (decrease)
	Revenue	revenue	Revenue	revenue	$	%
Fence and gate hardware	$8,248,000	72.8%	$7,217,000	70.7%	$1,031,000	14.3%
Kitchen and Bath	1,460,000	12.9	1,533,000	15.0	(73,000)	(4.8)
OEM	865,000	7.6	834,000	8.2	31,000	3.7
Patio	762,000	6.7	629,000	6.1	133,000	21.1
Total	$11,335,000	100.0%	$10,213,000	100.0%	$1,122,000	11.0%

When comparing the second quarter of 2013 to 2012, an expanded customer base, an increase in housing starts, as well as new product releases, continue to be the significant factors in Nationwide’s improvement in their Fence and gate hardware revenue. With respect to its Kitchen and Bath product line, Nationwide was able to increase revenue slightly, despite significant competitive pressures, which tend to erode this product line’s gross profit, along with the filing for bankruptcy protection by one of its major customer. The timing of orders for our OEM products tends to fluctuate when analyzing quarterly data. As such, while our first quarter of 2013 reflected an OEM revenue shortfall compared to the first quarter of 2012, we are reporting an increase during the second quarter of 2013 compared to the same period in the prior year. Lastly, increased activity in the sale of foreclosed homes occurring primarily in Florida is the most significant factor contributing to the increase in Patio revenue. Nationwide intends to continue its current growth strategy, which is to develop new products and accessories in the Fence and gate hardware line as well as to continue to expand its national market campaign. This action may impact its other product line performance.

Nationwide’s revenue for the six-month period ended June 30, 2013 reflects an increase of $1,122,000 when compared to the same period in 2012. Nearly 92% of this revenue growth was generated from their Fence and gate hardware product line. As noted above, this improvement is due primarily to the introduction of new products, growth in new housing starts along with expanded marketing efforts. The filing for bankruptcy protection by one of Nationwide’s major Kitchen and Bath customers, compounded by an overall softening of this sector, are key factors contributing to the decline in the Kitchen and Bath product line revenue. The first six months’ revenue from Nationwide’s OEM product line is essentially flat compared to the same period in the prior year. Improved inventory levels along with an increase in the sale of foreclosed units, which tend to require repair / replacement of patio enclosures have been the key factors contributing to the increase in Patio revenue for the first six months of 2013, compared to the same period in 2012.

Gross Margins / Profits

	Three months ended June 30,		Increase (decrease)
	2013	2012	Amount		%
Tools	$4,744,000	$3,566,000	$1,178,000		33.0%
As percent of respective revenue	35.9%	36.9%	(1.0)	pts.
Hardware	$2,358,000	$2,111,000	$247,000		11.7%
As percent of respective revenue	37.7%	37.9%	(0.2)	pts.
Consolidated	$7,102,000	$5,677,000	$1,425,000		25.1%
As percent of respective revenue	36.5%	37.2%	(0.7)	pts.

	Six months ended June 30,		Increase (decrease)
	2013	2012	Amount		%
Tools	$10,562,000	$7,398,000	$3,164,000		42.8%
As percent of respective revenue	36.6%	38.2%	(1.6)	pts.
Hardware	$4,274,000	$3,890,000	$384,000		9.9%
As percent of respective revenue	37.7%	38.1%	(0.4)	pts.
Consolidated	$14,836,000	$11,288,000	$3,548,000		31.4%
As percent of respective revenue	36.9%	38.2%	(1.3)	pts.

 Tools

	Three months ended June 30,		Increase (decrease)
	2013	2012	Amount		%
Florida Pneumatic	$3,035,000	$1,791,000	$1,244,000		69.5%
As percent of respective revenue	32.8%	33.1%	(0.3)	% pts.
Hy-Tech	$1,709,000	$1,775,000	$(66,000)		(3.7)%
As percent of respective revenue	43.1%	41.6%	1.5	% pts.

Total Tools	$4,744,000	$3,566,000	$1,178,000		33.0%
As percent of respective revenue	35.9%	36.9%	(1.0)	% pts.

	Six months ended June 30,		Increase (decrease)
	2013	2012	Amount		%
Florida Pneumatic	$7,081,000	$3,802,000	$3,279,000		86.2%
As percent of respective revenue	34.2%	35.1%	(0.9)	% pts.
Hy-Tech	$3,481,000	$3,596,000	$(115,000)		(3.2)%
As percent of respective revenue	42.8%	42.2%	0.6	% pts.

Total Tools	$10,562,000	$7,398,000	$3,164,000		42.8%
As percent of respective revenue	36.6%	38.2%	(1.6)	% pts.

Additional Retail revenue at Florida Pneumatic, which generates lower gross margins compared to its other product lines, effectively lowered its overall gross margin, when comparing the second quarter of 2013 to the same period in 2012. During the second quarter of 2012, Florida Pneumatic recorded a charge of $133,000, representing the estimated amount of unpaid import duty relating to certain products imported during the period from January 1, 2009 through June 19, 2012, which did not occur in the second quarter of 2013. Gross margins for Florida Pneumatic’s other product lines had little or no change. However, the increase in Retail revenue drove gross profit higher by $1,244,000. The change in Hy-tech’s gross margin was due largely to product / customer mix, as well as improved cost of manufacturing.

Florida Pneumatic’s gross margin for the first six months of 2013 declined, when compared to the same period in 2012. A significant factor in this decline was the additional Retail revenue, which tends to generate lower gross margins compared to its other product lines. During the second quarter of 2012, Florida Pneumatic incurred the $133,000 charge to its gross margin, as discussed above. Gross margins for Florida Pneumatic’s other product lines had little or no change. For the six-month period ended June 30, 2013, Hy-Tech was able to improve its gross margin primarily through product mix, as well as through improved cost of manufacturing. However, slightly lower revenue caused its gross profit to decline.

Hardware

Gross margin at Nationwide during the second quarter of 2013 declined 0.2 percentage point when compared to the same period in 2012. This decline is primarily due to: (i) product / customer mix and (ii) certain product cost increases for which Nationwide is unable to pass through to its customers. However, as the result of increased revenue, gross profit increased $247,000 during the second quarter of 2013 compared to the same period in 2012.

Similar to the three-month results, Nationwide’s gross margin declined during the six-month period ended June 30, 2013, compared to the same period in the prior year. Overall product mix, cost increases from overseas, and competitive pricing pressure were contributing factors to the decline. However, as Nationwide was able to improve its total revenue this period over the same period in 2012, it increased its total gross profit $384,000, or nearly 10%.

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

During the second quarter of 2013, our SG&A was $5,580,000, or 28.7% as a percentage of revenue, compared to $4,721,000, or 31.0% of revenue during the same three-month period in 2012. The most significant items contributing to the increase are the incremental variable costs associated with the additional Retail revenue generated at Florida Pneumatic, which includes among other things, commissions, warranty costs, freight out and advertising/promotional fees, aggregating $871,000. Further, our second quarter of 2013 SG&A compensation, which is comprised of base salaries and wages, associated payroll taxes and employee benefits and accrued performance-based bonus incentives increased $190,000, when compared to the same period in the prior year. The aforementioned increases were partially offset by reductions in depreciation and amortization expenses of $163,000, and accrued estimated potential penalties, interest and related fees and expenses of $167,000, recorded during the second quarter of 2012 in connection with unpaid import duty relating to certain products imported by Florida Pneumatic during the period from January 1, 2009 through June 19, 2012, which did not reoccur in the second quarter of 2013.

Our SG&A for the six-month period ended June 30, 2013 was $12,212,000, compared to $9,461,000 incurred during the same period in 2012.  Stated as a percentage of revenue, our SG&A for the first six months of 2013 was 30.4%, compared to 32.0%, during the same period in the prior year. As noted earlier in the discussion, primarily the result of increased Retail revenue at Florida Pneumatic from sales to THD, our variable expenses, which include commissions, warranty costs, freight out and advertising and promotional expenses, increased an aggregate amount of $2,112,000. Additionally, included in our first quarter 2013 SG&A, was a one-time marketing fee of $700,000 incurred by Florida Pneumatic in connection with the initial roll-out to THD. Compensation, which includes wages, associated payroll taxes and employee benefits and performance-based bonus incentives, which are driven primarily by net earnings, increased $367,000. Partially offsetting the previous increases were reductions in our depreciation and amortization costs of $310,000. Further, as discussed above during the second quarter of 2012, we recorded a charge of $167,000 for estimated potential penalties and related fees and expenses in connection with unpaid import duty relating to certain products imported by Florida Pneumatic during the period from January 1, 2009 through June 19, 2012, which did not occur in 2013.

Interest

Our net interest expense during the second quarter of 2013 was $118,000, compared to $133,000 for the same period in the prior year. Significant factors affecting interest expense was a reduction in the applicable loan margins that are added to both our LIBOR (London InterBank Offered Rate) or Base Rate, as defined in the Credit Agreement, borrowings. The impact of the lower interest rates were countered by an increase in the average balance of our short-term borrowings during the second quarter of 2013, compared to the same period in the prior year. See Liquidity and Capital Resources and Note 9 – Debt to the Condensed Consolidated Financial Statements for further discussion on the applicable margin rate reductions. The average balance of short-term borrowings during the second quarter of 2013 was $8,720,000, compared to $6,645,000, during the same three-month period in 2012.

Interest expense for the six-month period ended June 30, 2013 was $227,000, compared to $275,000 for the same period in 2012.  Similar to our results for the quarterly analysis, this reduction is due to a reduction in the applicable loan margins that added to our LIBOR or Base Rate, borrowings, countered by an increase in the average balance of our short-term borrowings during the first six months of 2013, which was $7,986,000 compared to $6,383,000, during the same period in 2012.

Income Taxes

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision on a year-to-date basis and may change in subsequent interim periods. During the third quarter of 2012 we eliminated the valuation allowance on our federal deferred tax assets. Prior to this elimination, in lieu of recording a tax expense, we adjusted the then in place valuation allowance, thus creating minimal effective tax rates that would have been applied to our pretax income. With the valuation allowance removed, current and future tax provisions will more significantly impact our after-tax earnings, as well as our earnings per share. As a result, our effective tax rate for the three and six-months ended June 30, 2013 were 37.7% and 37.6%, respectively, compared to 3.3% and 3.2%, respectively, for the three and six-month periods ended June 30, 2012. The effective tax rate for all periods differed from the U.S. federal statutory rate of 34% primarily due to state taxes and nondeductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flows from operations can be somewhat cyclical, typically with the greatest demand for cash in the first and third quarters.  We monitor various financial metrics, such as average days sales outstanding, inventory turns, estimated future purchasing requirements and capital expenditures, to project liquidity needs and evaluate return on assets employed.

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	June 30, 2013	December 31, 2012
Working Capital of continuing operations	$23,646,000	$20,701,000
Current Ratio of continuing operations	2.64 to 1.0	2.67 to 1.0
Shareholders’ Equity	$36,799,000	$35,088,000

Credit Facility

We entered into a Credit Agreement, (“Credit Agreement”) with Capital One Leverage Finance Corporation, as agent (“COLF”). The Credit Agreement, entered into in October 2010, has a three-year term, with maximum borrowings of $22,000,000 at that time.  The Credit Agreement provided for a Revolving Credit Facility (“Revolver”) with a maximum borrowing of $15,910,000. At June 30, 2013 and December 31, 2012, the balances owing on the Revolver were $6,613,000 and $2,793,000, respectively.  Direct borrowings under the Revolver are secured by our accounts receivable, mortgages on our real property located in Cranberry, PA, Jupiter, FL and Tampa, FL,  inventory and equipment and are cross-guaranteed by certain of ours subsidiaries. Revolver borrowings bear interest at LIBOR or the Base Rate, as defined in the Credit Agreement, plus the currently applicable margin rates. The loan margins applicable to borrowings on the Revolver are determined based upon the computation of total debt divided by earnings before interest, taxes, depreciation and amortization (“EBITDA”). Applicable Margins added to Revolver borrowings at LIBOR and the Base Rate were 2.25% and 1.25%, respectively, at June 30, 2013, and 2.00% and 1.00%, respectively, at December 31, 2012. The interest rate, either LIBOR or Base Rate, which is added to the Applicable Margin, is at the option of the Company, subject to limitations on the number of LIBOR borrowings.

On December 19, 2012, we and COLF entered into a new Amendment to Loan and Security Agreement (“Amendment 3”), which, we believe improved our liquidity and cash flows, which among other things:

 ~~➢~~	Increased the total commitment by COLF from $24,500,000 to $29,453,000.
 ~~➢~~	Extended the term of the Credit Agreement through December 19, 2017
 ~~➢~~	Increased the maximum borrowings on the Revolver from $15,910,000 to $20,000,000.
 ~~➢~~	Extended the rate of amortization on the Term Loan from 20 years to 25 years.
 ~~➢~~	Increased the amount of borrowings for Capex Term Loans
 ~~➢~~	Reduced the Applicable Margin on all borrowings.

The Credit Facility, as amended, contains a $7,000,000 term loan (the “Term Loan”), which is secured by mortgages on the Real Property, accounts receivable, inventory and equipment. The Term Loan, effective January 1, 2013 amortizes approximately $23,000 each month with a balloon payment due at the Maturity Date. The balance due on the Term Loan at June 30, 2013 and December 31, 2012 was $6,860,000 and $7,000,000, respectively. Term Loan borrowings bear interest at LIBOR or the prime interest rate plus the currently applicable margin rates, which were 3.00% and 2.00%, respectively, at June 30, 2013 and December 31, 2012.

Additionally, we borrowed $380,000 and $519,000 in March 2012 and September 2012, respectively, as Capex Term Loans. The repayment of these two loans is based on sixty-month amortization periods, resulting in repayments of $6,000 and $9,000, respectively. Applicable Margins added to these Capex Term Loans at June 30, 2013 and December 31, 2012 were 3.00% and 2.00%, for borrowings at LIBOR and the Base Rate, respectively.

Effective May 22, 2013, the Company and COLF entered into a new Amendment to Loan and Security Agreement (“Amendment 4”), primarily relating to collateral concentration limits with respect to certain customers. We believe this Amendment 4 did not have a material effect of our ability to borrow under the terms of the Credit Agreement.

Cash Flows

During the six-month period ended June 30, 2013, our net cash balances increased $210,000 to $905,000 from $695,000 at December 31, 2012.  Our total bank debt at June 30, 2013 was $14,206,000, compared to $10,616,000 at December 31, 2012. Approximately $3.8 million of the increase in bank debt is revolver borrowings, offset by reductions in long-term debt of approximately $0.2 million. The increase in our revolver borrowing from December 31, 2012 was necessary to fund the initial working capital to properly support The Home Depot business. The aforementioned also contributed to the increase in the percent of the total debt to total book capitalization (total debt divided by total debt plus equity), which at June 30, 2013 was 27.9%, compared to 23.2% at December 31, 2012. However, we anticipate generating cash from operations during the remainder of 2013. Capital spending was $303,000 for the six-month period ended June 30, 2013, compared to $1,020,000 during the same period in the prior year.  Capital expenditures for the balance of 2013 are expected to be approximately $500,000, some of which may be financed through our credit facilities or financed through independent third party financial institutions. The remaining 2013 capital expenditures will primarily be for tooling for expansion of existing product lines, replacement of equipment and other capital improvements.

Customer concentration

Within our Tools segment we have two retail customers, one of which we commenced shipments to in late December 2012, that in the aggregate as of June 30, 2013, account for 47.4% of our consolidated accounts receivable. To date, these customers, with few exceptions, are current in their payments.

We believe that the loss of one or both of these customers would negatively impact our working capital, but would not affect our ability to remain a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

As the result of the facts and circumstances relating to WM Coffman LLC (now known as Old Stairs Co (“WMC”)), including the foreclosure and subsequent disposal and sale of all of the tangible and intangible assets by PNC in June 2010, we determined that we no longer were the primary beneficiary of WMC, as we were unable to direct the activities of this entity, no longer had the obligation to absorb losses that might be significant to WMC and no longer possessed the right to receive benefits from WMC that could potentially be significant to WMC. We believe that neither the Company nor any of its subsidiaries, other than WMC, are legally responsible for any of the liabilities belonging to WMC as neither the Company nor any of its subsidiaries were parties to or guarantors of any of its obligations. As such, in accordance with Accounting Standards Codification 810-10-40, we continue to deconsolidate WMC.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any other recently issued, but not yet effective accounting standards, if currently adopted would have a material effect on our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2013.

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

P&F INDUSTRIES, INC.
(Registrant)

	By	/s/ Joseph A. Molino, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: August 13, 2013		(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit

10.1	Fourth Amendment to Loan and Security Agreement, dated as of May 22, 2013, among P&F Industries, Inc., Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P., and Capital One Leverage Finance Corporate, as lender and agent.

31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	**Interactive Data

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