Form 10-Q
period 2013-09-30
P&F INDUSTRIES INC
filed 2013-11-13
CIK 75340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

As of November 13, 2013 there were 3,693,969 shares of the registrant’s Class A Common Stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

i

PART I - FINANCIAL INFORMATION

Item 1.                Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS

Cash	$475,000	$695,000
Accounts receivable - net	12,055,000	6,675,000
Inventories - net	23,146,000	24,073,000
Deferred income taxes - net	1,139,000	1,139,000
Prepaid expenses and other current assets	839,000	547,000
TOTAL CURRENT ASSETS	37,654,000	33,129,000

PROPERTY AND EQUIPMENT
Land	1,550,000	1,550,000
Buildings and improvements	7,608,000	7,536,000
Machinery and equipment	18,366,000	18,010,000
	27,524,000	27,096,000
Less accumulated depreciation and amortization	17,170,000	15,994,000
NET PROPERTY AND EQUIPMENT	10,354,000	11,102,000

GOODWILL	5,150,000	5,150,000

OTHER INTANGIBLE ASSETS - net	1,560,000	1,752,000

DEFERRED INCOME TAXES - net	2,113,000	3,211,000

OTHER ASSETS - net	694,000	813,000

TOTAL ASSETS	$57,525,000	$55,157,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES

Short-term borrowings	$2,290,000	$2,793,000
Accounts payable	4,934,000	4,843,000
Accrued liabilities	4,847,000	4,332,000
Current maturities of long-term debt	460,000	460,000
TOTAL CURRENT LIABILITIES	12,531,000	12,428,000

Long–term debt, less current maturities	7,018,000	7,363,000
Other liabilities	266,000	278,000

TOTAL LIABILITIES	19,815,000	20,069,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued – 4,038,000 at September 30, 2013 and 4,013,000 at December 31, 2012	4,038,000	4,013,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	11,697,000	11,384,000
Retained earnings	24,952,000	22,646,000
Treasury stock, at cost – 344,000 shares at September 30, 2013 and 342,000 shares at December 31, 2012	(2,977,000)	(2,955,000)

TOTAL SHAREHOLDERS’ EQUITY	37,710,000	35,088,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$57,525,000	$55,157,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME (unaudited)

	Three months		Nine months
	ended September 30,		ended September 30,
	2013	2012	2013	2012

Net revenue	$20,483,000	$17,622,000	$60,668,000	$47,180,000
Cost of sales	13,428,000	11,585,000	38,777,000	29,855,000
Gross profit	7,055,000	6,037,000	21,891,000	17,325,000
Selling, general and administrative expenses	5,680,000	4,646,000	17,892,000	14,107,000
Operating income	1,375,000	1,391,000	3,999,000	3,218,000
Interest expense	94,000	126,000	321,000	401,000
Income before income taxes	1,281,000	1,265,000	3,678,000	2,817,000
Income tax expense (benefit)	471,000	(2,302,000)	1,372,000	(2,252,000)
Net income	$810,000	$3,567,000	$2,306,000	$5,069,000

Basic earnings per share	$0.22	$0.98	$0.63	$1.40

Diluted earnings per share	$0.20	$0.95	$0.59	$1.36

Average common shares outstanding:

Basic	3,694,000	3,662,000	3,684,000	3,632,000

Diluted	3,912,000	3,804,000	3,888,000	3,727,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

		Class A Common Stock, $1 Par		Additional paid-in	Retained	Treasury stock
	Total	Shares	Amount	capital	earnings	Shares	Amount

Balance, January 1, 2013	$35,088,000	4,013,000	$4,013,000	$11,384,000	$22,646,000	(342,000)	$(2,955,000)

Net income	2,306,000	—	—	—	2,306,000	—	—

Exercise of stock options	62,000	22,000	22,000	62,000	—	(2,000)	(22,000)

Restricted stock issuance	9,000	3,000	3,000	6,000	—	—	—

Stock-based compensation	245,000	—	—	245,000	—	—	—

Balance, September 30, 2013	$37,710,000	4,038,000	$4,038,000	$11,697,000	$24,952,000	(344,000)	$(2,977,000)

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$2,306,000	$5,069,000

Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash charges:
Depreciation and amortization	1,176,000	1,235,000
Amortization of other intangible assets	192,000	298,000
Amortization of other assets	75,000	214,000
Provision for losses on accounts receivable	46,000	12,000
Stock-based compensation	245,000	139,000
Restricted stock-based compensation	30,000	—
Loss on sale of fixed assets	—	2,000
Deferred income taxes-net	1,098,000	(2,358,000)

Changes in operating assets and liabilities:
Accounts receivable	(5,426,000)	(4,724,000)
Inventories	927,000	(164,000)
Prepaid expenses and other current assets	(313,000)	(180,000)
Other assets	44,000	(60,000)
Accounts payable	91,000	1,398,000
Accrued liabilities	515,000	987,000
Other liabilities	(12,000)	(10,000)
Total adjustments	(1,312,000)	(3,211,000)
Net cash provided by operating activities	994,000	1,858,000

See accompanying notes to consolidated condensed financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,
	2013	2012
Cash Flows from Investing Activities:
Capital expenditures	$(428,000)	$(1,736,000)
Purchase of product license	—	(200,000)
Proceeds from disposal of assets	—	8,000
Net cash used in investing activities	(428,000)	(1,928,000)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	62,000	304,000
Proceeds from short-term borrowings	49,408,000	40,043,000
Repayments of short-term borrowings	(49,911,000)	(40,088,000)
Repayment of notes payable	—	(250,000)
Proceeds from term loan	—	900,000
Repayments of term loan	(345,000)	(970,000)
Net cash used in financing activities	(786,000)	(61,000)

Net decrease in cash	(220,000)	(131,000)
Cash at beginning of period	695,000	443,000
Cash at end of period	$475,000	$312,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$329,000	$414,000
Income taxes	$46,000	$161,000

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

Former Stair Parts Business

In September 2010, PNC National Association, the primary lender and source of credit to WM Coffman LLC (now known as Old Stairs Co (“WMC”)) foreclosed upon the assets of WMC, a subsidiary of Countrywide that formerly operated as a stair parts business. As a result of PNC’s foreclosure, WMC ceased operations. The Company no longer includes WMC in its consolidated financial statements. See Note 2 below for further discussion.

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

The Company continues not to direct any activities at WMC, and continues to have no obligation to absorb any losses or the right to receive any benefits from WMC. Accordingly, the Company continues to deconsolidate WMC. The Company will perform an ongoing reassessment of the facts and circumstances pertaining to WMC to determine whether or not the Company may become the primary beneficiary.

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

The following table sets forth the elements of basic and diluted earnings per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator for basic and diluted earnings per common share:

Net income	$810,000	$3,567,000	$2,306,000	$5,069,000

Denominator:
For basic earnings per share - weighted average common shares outstanding	3,694,000	3,662,000	3,684,000	3,632,000
Dilutive securities (1)	218,000	142,000	204,000	95,000
For diluted earnings per share - weighted average common shares outstanding	3,912,000	3,804,000	3,888,000	3,727,000

(1)	Dilutive securities consist of “in the money” options.

At September 30, 2013 and 2012 and during the nine-month periods then ended, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Class A Common Stock for the period. These options are antidilutive and are excluded from the computation of earnings per share. The weighted average antidilutive stock options outstanding were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Weighted average antidilutive stock options outstanding	296,000	230,000	236,000	421,000

NOTE 4 – STOCK-BASED COMPENSATION

Stock-option compensation

The Company accounts for stock-based compensation, including options and non-vested shares, according to the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Share Based Payment.”

Stock-option compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options. Compensation expense attributable to stock-options was approximately $94,000 and $52,000, respectively, during the three-month periods ended September 30, 2013 and 2012. Compensation expense attributable to stock-options was approximately $245,000 and $139,000, respectively, during the nine-month periods ended September 30, 2013 and 2012.  The compensation expense is recognized in selling, general and administrative expenses on the Company’s statements of income on a straight-line basis over the vesting periods.  The exercisability of the respective non-vested options, which are at pre-determined dates on a calendar year, does not necessarily correspond to the period(s) in which straight-line amortization of compensation cost is recorded. As of September 30, 2013, the Company had approximately $415,000 of total unrecognized compensation cost related to non-vested awards granted under its stock-based plans, which it expects to recognize over a weighted-average period of 1.2 years.

The expected term of stock options is based on historical exercises and terminations. The volatility is determined using historical volatilities based on historical stock prices. The dividend yield is 0%, as the Company has historically not declared dividends and does not have any current plans to declare any in the future.

The following is a summary of the changes in outstanding options during the nine-month period ended September 30, 2013:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
		Exercise	Contractual Life	Intrinsic
	Option Shares	Price	(Years)	Value
Outstanding, January 1, 2013	584,688	$6.48	5.4	$758,000
Granted	71,500	8.21
Exercised	(22,000)	3.80
Forfeited	—
Expired	—
Outstanding, September 30, 2013	634,188	$6.77	5.1	$1,181,900

Vested, September 30, 2013	489,355	$6.94	4.1	$929,002

The following is a summary of changes in non-vested shares for the nine months ended September 30, 2013:

		Weighted Average Grant-
	Option Shares	Date Fair Value
Non-vested shares, January 1, 2013	141,000	$2.94
Granted	71,500	6.72
Vested	(67,667)	2.92
Forfeited	—	—
Non-vested shares and expected to vest, September 30, 2013	144,833	$4.81

The number of shares of Common Stock available for issuance under the 2012 Stock Incentive Plan as of September 30, 2013 was 199,512. At September 30, 2013, there were 113,500 options outstanding issued under the 2012 Stock Incentive Plan and 520,688 options outstanding issued under the 2002 Stock Incentive Plan.

Restricted Stock

On May 28, 2013, the Company granted 666 restricted shares of its common stock to each non-employee member of its Board of Directors totaling 3,330 restricted shares. These restricted shares cannot be traded earlier than the first anniversary of the grant date. The Company determined the fair value of these shares to be $ 8.95, which was the closing price of the Company’s Common Stock on the date of the grant. The Company will recognize non-cash compensation expense of approximately $ 2,500 per month in its selling, general and administrative expenses through May 2014.

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

NOTE 6 – ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	September 30, 2013	December 31, 2012
Accounts receivable	$12,379,000	$6,953,000
Allowance for doubtful accounts	(324,000)	(278,000)
	$12,055,000	$6,675,000

NOTE 7 – INVENTORIES

Inventories - net consists of:

	September 30, 2013	December 31, 2012
Raw materials	$1,979,000	$2,093,000
Work in process	556,000	888,000
Finished goods	23,045,000	23,357,000
	25,580,000	26,338,000
Reserve for obsolete and slow-moving inventories	(2,434,000)	(2,265,000)
	$23,146,000	$24,073,000

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

During the nine-month period ended September 30, 2013 there was no change to the carrying value of goodwill.

Other intangible assets were as follows:

	September 30, 2013			December 31, 2012
		Accumulated	Net book		Accumulated	Net book
	Cost	amortization	value	Cost	amortization	value
Other intangible assets:
Customer relationships	$5,070,000	$4,047,000	$1,023,000	$5,070,000	$3,906,000	$1,164,000
Trademarks	199,000	—	199,000	199,000	—	199,000
Drawings	290,000	93,000	197,000	290,000	85,000	205,000
Licensing	305,000	164,000	141,000	305,000	121,000	184,000
Totals	$5,864,000	$4,304,000	$1,560,000	$5,864,000	$4,112,000	$1,752,000

Amortization expense for intangible assets subject to amortization was as follows:

Three months ended September 30,		Nine months ended September 30,
2013	2012	2013	2012
$58,000	$99,000	$192,000	$298,000

Amortization expense for each of the twelve-month periods ending September 30, 2014 through September 30, 2018 is estimated to be as follows: 2014 - $233,000; 2015 - $233,000; 2016 - $201,000; 2017 - $175,000 and 2018 - $175,000.  The weighted average amortization period for intangible assets was 7.0 years at September 30, 2013 and 7.5 years at December 31, 2012.

NOTE 9 – DEBT

P&F, along with Florida Pneumatic, Hy-Tech and Nationwide, as borrowers, entered into a Loan and Security Agreement in October 2010, as amended (“Credit Agreement”), with Capital One Leverage Finance Corporation, as agent (“COLF”). The Credit Agreement expires December 19, 2017, (the “Maturity Date”), and has a maximum borrowing limit of $29,453,000.  The Credit Agreement provides for a Revolver Loan (“Revolver”) with a maximum borrowing of $ 20,000,000.  Direct borrowings under the Revolver are secured by the Company’s accounts receivable, mortgages on its real property located in Cranberry, PA, Jupiter, FL and Tampa, FL (“Real Property”),  inventory and equipment, and are cross-guaranteed by certain of our subsidiaries (the “Subsidiary Guarantors”). Revolver borrowings bear interest at either LIBOR (London InterBank Offered Rate) or the Base Rate, as defined in the Credit Agreement (“Base Rate”), plus the Applicable Margin (the “Applicable Margin”), as defined in the Credit Agreement. The Applicable Margin on Revolver borrowings is determined based upon the computation of total debt divided by earnings before interest, taxes, depreciation and amortization (“EBITDA”). The interest rate, either LIBOR or Base Rate, which is added to the Applicable Margin, is at the option of the Company, subject to limitations on the number of LIBOR borrowings.

The balance of Revolver borrowings outstanding was $2,290,000 at September 30, 2013 and $2,793,000 at December 31, 2012. Applicable Margins added to Revolver borrowings at LIBOR and the Base Rate at September 30, 2013 were 2.25 % and 1.25%, respectively, and 2.00 % and 1.00%, respectively, at December 31, 2012.

The Company is required to provide, among other things, monthly financial statements, monthly borrowing base certificates and certificates of compliance with various financial covenants. The Company is in compliance with all covenants. As part of the Credit Agreement, if an event of default occurs, the interest rate would increase by two percent per annum during the period of default.

The Credit Agreement also provides for a $7,000,000 Term Loan (the “Term Loan”), which is secured by mortgages on the Real Property, accounts receivable, inventory and equipment.  The balance due on the Term Loan at September 30, 2013 and December 31, 2012 was $6,790,000 and $7,000,000, respectively. The Term Loan is repaid $23,000 each month, with the remaining balance due at the Maturity Date.  Term Loan borrowings incur interest at LIBOR or the Base Rate plus the Applicable Margins, which were 3.00 % and 2.00%, respectively, at September 30, 2013 and December 31, 2012.

Additionally, the Company borrowed $380,000 and $519,000 in March 2012 and September 2012, respectively, as loans primarily for machinery and equipment (“Capex Term Loans”). The repayment of these two loans is based on sixty-month amortization periods, resulting in repayments of $6,000 and $9,000, respectively. Applicable Margins added to these Capex Term Loans at both September 30, 2013 and December 31, 2012 were 3.00 % and 2.00%, for borrowings at LIBOR and the Base Rate, respectively.

Long-term debt consists of:

	September 30, 2013	December 31, 2012
Term loan - $23,000 payable monthly January 1, 2013 through December 1, 2017, balance due December 19, 2017. (NOTE: in 2012, monthly payment was $34,000.)	$6,790,000	$7,000,000
Capex Term Loan - $6,000 payable monthly May 1, 2012 through April 1, 2017.	273,000	330,000
Capex Term Loan - $9,000 payable monthly October 1, 2012 through September 1, 2017.	415,000	493,000
	7,478,000	7,823,000
Less current maturities	460,000	460,000
	$7,018,000	$7,363,000

NOTE 10 – RELATED PARTY TRANSACTIONS

The president of one of the Company’s subsidiaries is part owner of one of that subsidiary’s vendors. During the three and nine-month periods ended September 30, 2013, the Company purchased approximately $120,000 and $622,000, respectively, of product from this vendor. During the three and nine-month periods ended September 30, 2012, the Company purchased approximately $265,000 and $735,000, respectively, of product from this vendor. At September 30, 2013 and 2012, the Company owed this vendor $49,000 and $48,000, respectively. All such purchases were made at arms-length.

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

Three months ended September 30, 2013	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$20,483,000	$14,776,000	$5,707,000

Segment operating income	$2,903,000	$1,938,000	$965,000
General corporate expense	(1,528,000)
Interest expense – net	(94,000)
Earnings before income taxes	$1,281,000

Segment assets	$53,647,000	$42,080,000	$11,567,000
Corporate assets	3,878,000
Total assets	$57,525,000

Long-lived assets, including $11,000 at corporate	$17,064,000	$12,604,000	$4,449,000

Three months ended September 30, 2012	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$17,622,000	$13,327,000	$4,295,000

Segment operating income	$2,701,000	$1,995,000	$706,000
General corporate expense	(1,310,000)
Interest expense – net	(126,000)
Earnings before income taxes	$1,265,000

Segment assets	$49,167,000	$37,700,000	$11,467,000
Corporate assets	4,941,000
Total assets	$54,108,000

Long-lived assets, including $34, 000 at corporate	$18,258,000	$13,631,000	$4,593,000

Nine months ended September 30, 2013	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$60,668,000	$43,625,000	$17,043,000

Segment operating income	$8,395,000	$5,392,000	$3,003,000
General corporate expense	(4,396,000)
Interest expense – net	(321,000)
Earnings before income taxes	$3,678,000

Nine months ended September 30, 2012	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$47,180,000	$32,672,000	$14,508,000

Segment operating income	$7,543,000	$5,027,000	$2,516,000
General corporate expense	(4,325,000)
Interest expense – net	(401,000)
Earnings before income taxes	$2,817,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

During the third quarter of 2013 we:

⋅
Increased our consolidated revenue $2,861,000 over the same three-month period in 2012, due primarily to Florida Pneumatic’s increase in its Retail revenue, as well as quarter over quarter increase in Nationwide’s revenue, as it continues to successfully penetrate the fence and gate market across the United States;

⋅	Increased consolidated gross profit by $1,018,000, or 16.9%; with gross margin increasing 0.1 percentage points.

KEY INDICATORS

Economic Measures

We do not track any specific economic measures per se; however, as a major portion of our revenue is consumer driven, we tend to track the general economic conditions of the United States. Accordingly, we note that general retail sales in our sectors have, for the most part, been flat to slightly improved during the first nine months of fiscal 2013 compared to 2012.  Further, our Hardware segment, to a lesser extent, is impacted by the general housing market.

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

RESULTS OF OPERATIONS

The tables below provide an analysis of our net revenue for the three and nine-month periods ended September 30, 2013 and 2012:

Revenue

	Three months ended September 30,
	2013	2012	Variance	Variance
			$	%
Tools
Florida Pneumatic	$10,767,000	$9,264,000	$1,503,000	16.2%
Hy-Tech	4,009,000	4,063,000	(54,000)	(1.3)
Tools Total	14,776,000	13,327,000	1,449,000	10.9

Hardware
Hardware Total	5,707,000	4,295,000	1,412,000	32.9

Consolidated	$20,483,000	$17,622,000	$2,861,000	16.2%

	Nine months ended September 30,
	2013	2012	Variance	Variance
			$	%
Tools
Florida Pneumatic	$31,485,000	$20,087,000	$11,398,000	56.7%
Hy-Tech	12,140,000	12,585,000	(445,000)	(3.5)
Tools Total	43,625,000	32,672,000	10,953,000	33.5

Hardware
Hardware Total	17,043,000	14,508,000	2,535,000	17.5

Consolidated	$60,668,000	$47,180,000	$13,488,000	28.6%

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

An analysis of Florida Pneumatic’s revenue for 2013 and 2012 is as follows:

	Three months ended September 30,
	2013		2012		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Retail customers	$8,467,000	78.7%	$6,465,000	69.8%	$2,002,000	31.0%
Industrial/catalog	1,639,000	15.2	2,094,000	22.6	(455,000)	(21.7)
Automotive	302,000	2.8	260,000	2.8	42,000	16.2
Other	359,000	3.3	445,000	4.8	(86,000)	(19.3)
Total	$10,767,000	100.0%	$9,264,000	100.0%	$1,503,000	16.2%

	Nine months ended September 30,
	2013		2012		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Retail customers	$24,134,000	76.6%	$11,520,000	57.4%	$12,614,000	109.5%
Industrial/catalog	5,341,000	17.0	6,059,000	30.1	(718,000)	(11.9)
Automotive	890,000	2.8	838,000	4.2	52,000	6.2
Other	1,120,000	3.6	1,670,000	8.3	(550,000)	(32.9)
Total	$31,485,000	100.0%	$20,087,000	100.0%	$11,398,000	56.7%

When comparing the three-month periods ended September 30, 2013 and 2012, THD accounted for the improvement in Florida Pneumatic’s Retail revenue growth. Industrial/catalog revenue declined due primarily to ongoing softening within the foundries and metal-working manufacturing sectors. The improvement in Florida Pneumatic’s Automotive products revenue is due in large part to the release of new products into the marketplace. Other revenue during the third quarter of 2013 declined when compared to the same period in 2012, due to the loss of a large, low gross margin air filter customer. Florida Pneumatic’s decision to place greater emphasis on expanding its Retail products and Industrial/catalog lines is likely to continue to negatively impact its other product lines.

When comparing the nine-month periods ended September 30, 2013 and 2012, the most significant factor contributing to the increase in Florida Pneumatic’s revenue has been the addition of THD, which has accounted for the increase to its Retail category. Industrial/catalog revenue during the first nine months of 2013 has declined due in large part to a weakness with the specialty distributors, who service various general industries, such as foundries and metal-working manufacturers, which use abrasive/finishing tools such as grinders and cutting tools. The decline in revenue during the first nine months of 2013 of Florida Pneumatic’s Other product lines is due to the loss of a large, low margin air filter customer. Florida Pneumatic will continue to focus on developing and expanding its presence in the retail sector, as well as its on-going effort to expand its position in the Industrial/catalog sector.

Hy-Tech focuses primarily on the industrial sector of the pneumatic tools market.  Hy-Tech manufactures and markets its own value-added line of air tools and parts, as well as distributes a complementary line of sockets, in the aggregate, (“ATP”).

An analysis of Hy-Tech’s revenue for 2013 and 2012 is as follows:

	Three months ended September 30,
	2013		2012		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
ATP	$2,932,000	73.1%	$2,709,000	66.7%	$223,000	8.2%
Hy-Tech Machine	371,000	9.3	433,000	10.7	(62,000)	(14.3)
Major customer	602,000	15.0	871,000	21.4	(269,000)	(30.9)
Other	104,000	2.6	50,000	1.2	54,000	108.0
Total	$4,009,000	100.0%	$4,063,000	100.0%	$(54,000)	(1.3)%

	Nine months ended September 30,
	2013		2012		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
ATP	$8,360,000	68.8%	$8,248,000	65.5%	$112,000	1.4%
Hy-Tech Machine	1,501,000	12.4	1,267,000	10.1	234,000	18.5
Major customer	1,991,000	16.4	2,773,000	22.0	(782,000)	(28.2)
Other	288,000	2.4	297,000	2.4	(9,000)	(3.0)
Total	$12,140,000	100.0%	$12,585,000	100.0%	$(445,000)	(3.5)%

Third quarter of 2013 ATP revenue increased over the same period in 2012, due primarily to a significant order shipped to an existing customer this during the third quarter of 2013. Despite the increase over the same period in the prior year, we believe economic uncertainty at both a national and global level may impact ATP revenue at least through the end of 2013. Hy-Tech Machine products (“Hy-Tech Machine”), which are primarily marketed to the mining, construction and industrial manufacturing sectors, encountered a sluggish third quarter of 2013, compared to the third quarter of 2012. Revenue from its Major customer continues to decline, from what we believe to be the result of this customer’s continuing effort to reduce its world-wide inventory levels, compounded further by the impact of a weak global economy.

When comparing the nine-month periods ended September 30, 2013 and 2012, ATP revenue improved slightly, due to current quarter performance. Revenue from its Hy-Tech Machine products have increased during the nine-month period ended September 30, 2013 compared to the same period in 2012, primarily due to a special order shipped in the second quarter of 2013. Lastly, revenue from Hy-Tech’s Major customer during the nine-month period ended September 30, 2013 declined 28.2%, compared to the same period in 2012, as we believe this customer is continuing to reduce its world-wide inventory levels.

Hardware

Our Hardware segment, which currently consists of Nationwide, generates revenue from the sale of Fencing and gate hardware, Kitchen and Bath accessories, OEM products and Patio hardware.

	Three months ended September 30,
	2013		2012		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Fence and gate hardware	$4,012,000	70.3%	$3,005,000	70.0%	$1,007,000	33.5%
Kitchen and Bath	739,000	12.9	638,000	14.8	101,000	15.8
OEM	542,000	9.5	396,000	9.2	146,000	36.9
Patio	414,000	7.3	256,000	6.0	158,000	61.7
Total	$5,707,000	100.0%	$4,295,000	100.0%	$1,412,000	32.9%

	Nine months ended September 30,
	2013		2012
		Percent of		Percent of	Increase (decrease)
	Revenue	revenue	Revenue	revenue	$	%
Fence and gate hardware	$12,267,000	72.0%	$10,204,000	70.4%	$2,063,000	20.2%
Kitchen and Bath	2,197,000	12.9	2,181,000	15.0	16,000	0.7
OEM	1,404,000	8.2	1,235,000	8.5	169,000	13.7
Patio	1,175,000	6.9	888,000	6.1	287,000	32.3
Total	$17,043,000	100.0%	$14,508,000	100.0%	$2,535,000	17.5%

 An expanded customer base, new product releases, as well as an increase in housing starts continue to be the significant factors in Nationwide’s improvement in their Fence and gate hardware revenue. Two significant factors contributed to the 36.9% increase in OEM revenue. Firstly, our major OEM customer increased their orders during the third quarter in an effort to refill their respective pipeline, and secondly, improvement in the housing market has driven sales of our window and door accessories. Increased activity in the sale of foreclosed homes occurring primarily in Florida is the most significant factor contributing to the increase in Patio revenue. Nationwide intends to continue its current growth strategy, which is to develop new products and accessories in the Fence and gate hardware line as well as to continue to expand its national market campaign. This action may, impact its other product line performance.

Further, on November 12, 2013, Nationwide sold to an unrelated third party, all inventory, intangibles and certain fixed assets attributable to its Kitchen and Bath product line. Factors considered in reaching this decision included, but were not limited to: (i) tax incentives (See Liquidity and Capital resources for further discussion.), (ii) dwindling net contribution margins, (iii) high levels of inventory necessary to properly serve the marketplace, (iv) narrow market penetration, and (v) required changes in product construction necessary to comply with various regulations.

Nationwide’s revenue for the nine-month period ended September 30, 2013 reflects an increase of $2,535,000 when compared to the same period in 2012. More than 81% of this revenue growth was generated from their Fence and gate hardware product line. As noted above, this improvement is due primarily to the introduction of new products, growth in new housing starts along with expanded marketing efforts. The first nine months’ revenue from Nationwide’s OEM product line improved almost 14% compared to the same period a year ago. This increase in revenue, occurring mostly in the third quarter of 2013 is essentially due to an increase in purchasing from a major customer within this product offering along with an increase in housing starts, which is a driver for these products. An increase in the sale of foreclosed homes, which tend to require repair / replacement of patio enclosures, along with an increase in housing starts, have been the key factors contributing to the increase in Patio revenue for the first nine months of 2013, compared to the same period in 2012.

Gross Margins / Profits

	Three months ended September 30,		Increase (decrease)
	2013	2012	Amount		%
Tools	$4,930,000	$4,355,000	$575,000		13.2%
As percent of respective revenue	33.4%	32.7%	0.7	% pts.
Hardware	$2,125,000	$1,682,000	$443,000		26.3%
As percent of respective revenue	37.2%	39.2%	(2.0)	% pts.
Consolidated	$7,055,000	$6,037,000	$1,018,000		16.9%
As percent of respective revenue	34.4%	34.3%	0.1	% pts.

	Nine months ended September 30,		Increase (decrease)
	2013	2012	Amount		%
Tools	$15,492,000	$11,753,000	$3,739,000		31.8%
As percent of respective revenue	35.5%	36.0%	(0.5)	% pts.
Hardware	$6,399,000	$5,572,000	$827,000		14.8%
As percent of respective revenue	37.5%	38.4%	(0.9)	% pts.
Consolidated	$21,891,000	$17,325,000	$4,566,000		26.4%
As percent of respective revenue	36.1%	36.7%	(0.6)	% pts.

Tools

	Three months ended September 30,		Increase (decrease)
	2013	2012	Amount		%
Florida Pneumatic	$3,289,000	$2,660,000	$629,000		23.6%
As percent of respective revenue	30.5%	28.7%	1.8	% pts.
Hy-Tech	$1,641,000	$1,695,000	$(54,000)		(3.2)%
As percent of respective revenue	40.9%	41.7%	(0.8)	% pts.

Total Tools	$4,930,000	$4,355,000	$575,000		13.2%
As percent of respective revenue	33.4%	32.7%	0.7	% pts.

	Nine months ended September 30,		Increase (decrease)
	2013	2012	Amount		%
Florida Pneumatic	$10,370,000	$6,463,000	$3,907,000		60.5%
As percent of respective revenue	32.9%	32.2%	0.7	% pts.
Hy-Tech	$5,122,000	$5,290,000	$(168,000)		(3.2)%
As percent of respective revenue	42.2%	42.0%	0.2	% pts.
Total Tools	$15,492,000	$11,753,000	$3,739,000		31.8%
As percent of respective revenue	35.5%	36.0%	(0.5)	% pts.

Product mix and greater overhead absorption were the key contributing factors to the slight increase in Florida Pneumatic’s third quarter of 2013 margins, compared to the same period a year ago. The increase in Retail revenue was the key factor in the increase in gross profit. Hy-tech’s gross margin decrease was due largely to less overhead absorption.

Florida Pneumatic’s gross margin for the first nine months of 2013 increased slightly, when compared to the same period in 2012. As with the quarterly results, the year-to-date up-tick in gross margin is due largely to product mix and greater warehouse efficiencies. However, it was the increase in Florida Pneumatic’s total revenue of nearly $11.4 million that drove the $3.9 million, year-over-year improvement in gross profit. For the nine-month period ended September 30, 2013, Hy-Tech was able to improve its gross margin primarily through product mix, as well as through improved cost of manufacturing. However, lower revenue caused its gross profit to decline.

Hardware

The decline in gross margin at Nationwide during the third quarter of 2013, compared to the same period in 2012 is primarily due to: (i) certain product cost increases for which Nationwide is unable to pass through to its customers, and (ii) incremental air-freight costs incurred to meet higher customer demand. However, as the result of increased revenue, gross profit increased $443,000 or 26.3%, during the third quarter of 2013, compared to the same period in 2012.

Similar to the three-month results, Nationwide’s gross margin declined during the nine-month period ended September 30, 2013, compared to the same period in the prior year. Overall product mix, cost increases, additional freight costs, and competitive pricing pressure were contributing factors to the decline. However, as Nationwide was able to improve its revenue during the nine-month period ended September 30, 2013, over the same period in 2012, it increased its total gross profit $827,000 or 14.8%.

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

During the third quarter of 2013, our SG&A was $5,680,000, or 27.7% as a percentage of revenue, compared to $4,646,000, or 26.4% of revenue during the same three-month period in 2012. The most significant items contributing to the increase are variable costs, which aggregate to $752,000. Variable costs include among other things, commissions, warranty costs, freight out and advertising/promotional fees. Most of this increase is associated with the additional Retail revenue generated at Florida Pneumatic. Compensation, which is comprised of base salaries and wages, associated payroll taxes, employee benefits and accrued performance-based bonus incentives, increased $143,000, when compared to the three-month periods ended September 30, 2013 and 2012. Further, part of the increase in our SG&A this quarter compared to the same quarter in 2012, is non-cash stock based compensation expense, which increased $53,000. Additionally, professional fees, including legal, accounting and other services increased by $115,000, the majority of which relates to expenses incurred in connection with a potential acquisition. However, we do not expect this activity will result in a transaction. The aforementioned increases were partially offset by reductions in depreciation and amortization expenses of $95,000.

Our SG&A for the nine-month period ended September 30, 2013 was $17,892,000, compared to $14,107,000 incurred during the same period in 2012.  Stated as a percentage of revenue, our SG&A for the first nine months of 2013 was 29.5%, down from 29.9%, during the same period in the prior year. As noted earlier in the discussion, primarily the result of increased Retail revenue at Florida Pneumatic from sales to THD, our variable expenses, which include commissions, warranty costs, freight out and advertising and promotional expenses, increased an aggregate amount of $2,892,000. Additionally, included in our first quarter 2013 SG&A, was a one-time marketing fee of $700,000 incurred by Florida Pneumatic in connection with the initial roll-out to THD. Compensation includes wages, associated payroll taxes and employee benefits and performance-based bonus incentives, which are driven primarily by net earnings, increased $505,000. Partially offsetting the increases were reductions in our depreciation and amortization costs of $405,000. Further, during the second quarter of 2012, we recorded a charge of $167,000 for estimated potential penalties and related fees and expenses in connection with unpaid import duty relating to certain products imported by Florida Pneumatic during the period from January 1, 2009 through September 19, 2012, which did not occur in 2013.

Interest

Our net interest expense during the third quarter of 2013 was $94,000, compared to $126,000 for the same period in the prior year. A significant factor affecting interest expense was our average balance of short-term borrowings during the third quarter of 2013, which was $4,290,000, compared to $5,438,000, during the same three-month period in 2012. Additionally, there was a reduction in the applicable loan margins that are added to both our LIBOR (London InterBank Offered Rate) and Base Rate borrowings, as defined in the Credit Agreement. See Liquidity and Capital Resources and Note 9 – Debt to the Condensed Consolidated Financial Statements for further discussion on the applicable margin rate reductions.

Interest expense for the nine-month period ended September 30, 2013 was $321,000, compared to $401,000 for the same period in 2012.  The reduction in our nine-month interest expense is due to lower applicable loan margins, which more than offset the increase in our average balance of our short-term borrowings during the first nine months of 2013, which was $6,740,000 compared to $6,065,000, during the same period in 2012.

Income Taxes

At the end of each interim reporting period, we estimate our effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision on a year-to-date basis and may change in subsequent interim periods. Our effective tax rate for the three and nine-months ended September 30, 2013 were 36.8% and 37.3%, respectively.

During the third quarter of 2012 we eliminated the valuation allowance on our federal deferred tax assets. Prior to this elimination, in lieu of recording a tax expense, we adjusted the then in place valuation allowance, thus creating minimal effective tax rates that would have been applied to our pretax income. With the valuation allowance removed, future tax provisions will significantly impact after-tax earnings, as well as earnings per share. The elimination of the valuation allowance at September 30, 2012, gave rise to income tax benefits of $2,302,000 and $2,252,000, for the three and nine-month periods ended September 30, 2012, respectively. As a result, our effective tax rates for the three and nine-month period ended September 30, 2012 were not directly correlated to the amount of our pretax income and are not comparable to the effective tax rate for the same periods in 2013. We still maintain a full valuation allowance on certain state deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flows from operations can be somewhat cyclical, typically with the greatest demand for cash in the first and third quarters.  We monitor various financial metrics, such as average days sales outstanding, inventory turns, estimated future purchasing requirements and capital expenditures, to project liquidity needs and evaluate return on assets employed.

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	September 30, 2013	December 31, 2012
Working Capital	$25,123,000	$20,701,000
Current Ratio	3.00 to 1.0	2.67 to 1.0
Shareholders’ Equity	$37,710,000	$35,088,000

Credit Facility

We entered into a Loan and Security Agreement in October 2010, as amended (“Credit Agreement”), with Capital One Leverage Finance Corporation, as agent (“COLF”). The Credit Agreement expires December 19, 2017, (the “Maturity Date”), and has a maximum borrowing limit of $29,453,000.  The Credit Agreement provides for a Revolver Loan (“Revolver”) with a maximum borrowing of $20,000,000.  Direct borrowings under the Revolver are secured by the Company’s accounts receivable, mortgages on its real property located in Cranberry, PA, Jupiter, FL and Tampa, FL (“Real Property”),  inventory and equipment, and are cross-guaranteed by certain of our subsidiaries (the “Subsidiary Guarantors”). Revolver borrowings bear interest at either LIBOR (London InterBank Offered Rate) or the Base Rate, as defined in the Credit Agreement (“Base Rate”), plus the Applicable Margin (the “Applicable Margin”), as defined in the Credit Agreement. The Applicable Margin on Revolver borrowings is determined based upon the computation of total debt divided by earnings before interest, taxes, depreciation and amortization (“EBITDA”). The interest rate, either LIBOR or Base Rate, which is added to the Applicable Margin, is at the option of the Company, subject to limitations on the number of LIBOR borrowings.

The Credit Agreement also provides for a $7,000,000 Term Loan (the “Term Loan”), which is secured by mortgages on the Real Property, accounts receivable, inventory and equipment.  The balance due on the Term Loan at September 30, 2013 and December 31, 2012 was $6,790,000 and $7,000,000, respectively. The Term Loan is repaid $23,000 each month, with the remaining balance due at the Maturity Date.  Term Loan borrowings incur interest at LIBOR or the Base Rate plus the Applicable Margins, which were 3.00 % and 2.00%, respectively, at September 30, 2013 and December 31, 2012.

Additionally, we borrowed $380,000 and $519,000 in March 2012 and September 2012, respectively, primarily for the purchase of machinery and equipment (“Capex Term Loans”). The repayment of these two loans is based on sixty-month amortization periods, resulting in repayments of $6,000 and $9,000, respectively. Applicable Margins added to these Capex Term Loans at September 30, 2013 and December 31, 2012 were 3.00% and 2.00%, for borrowings at LIBOR and the Base Rate, respectively.

Cash Flows

During the nine-month period ended September 30, 2013, our net cash balance decreased $220,000 to $475,000 from $695,000 at December 31, 2012.  Our total bank debt at September 30, 2013 was $9,768,000, compared to $10,616,000 at December 31, 2012; with our short-term borrowings declining $503,000 and long-term debt reduced by $345,000. The aforementioned also contributed to the reduction in the percent of the total debt to total book capitalization (total debt divided by total debt plus equity), which at September 30, 2013 was 20.6%, compared to 23.2% at December 31, 2012. We anticipate generating cash from operations during the remainder of 2013. Capital spending was $428,000 for the nine-month period ended September 30, 2013, compared to $1,736,000 during the same period in the prior year.  Capital expenditures for the balance of 2013 are expected to be less than $200,000, some of which may be financed through our credit facilities or financed through independent third party financial institutions. The remaining 2013 capital expenditures will primarily be for tooling for expansion of existing product lines, replacement of equipment and other capital improvements.

Customer concentration

Within our Tools segment we have two retail customers, one of which we commenced shipments to in late December 2012, that in the aggregate, as of September 30, 2013, account for 61.2% of our consolidated accounts receivable. To date, these customers, with few exceptions, are current in their payments.

Other matter

The exiting of Nationwide’s Kitchen and Bath product line will enable us to accelerate and deduct, for income tax purposes, the balance of the unamortized intangible assets of approximately $7,900,000, which arose from the acquisition of Woodmark International, L.P., in 2004. As a result of the acceleration of this $7,900,000 tax deduction, and further assuming an effective tax rate of 34.0%, we believe our cash tax payments will be reduced by approximately $2,680,000, as tax liabilities become due.

OFF-BALANCE SHEET ARRANGEMENTS

As the result of the facts and circumstances relating to WM Coffman LLC (now known as Old Stairs Co (“WMC”)), including the foreclosure and subsequent disposal and sale of all of the tangible and intangible assets by PNC in September 2010, we determined that we no longer were the primary beneficiary of WMC, as we were unable to direct the activities of this entity, no longer had the obligation to absorb losses that might be significant to WMC and no longer possessed the right to receive benefits from WMC that could potentially be significant to WMC. We believe that neither the Company nor any of its subsidiaries, other than WMC, are legally responsible for any of the liabilities belonging to WMC as neither the Company nor any of its subsidiaries were parties to or guarantors of any of its obligations. As such, in accordance with Accounting Standards Codification 810-10-40, we continue to deconsolidate WMC.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any other recently issued, but not yet effective accounting standards, if currently adopted would have a material effect on our condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2013.

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

P&F INDUSTRIES, INC.
(Registrant)

	By	/s/ Joseph A. Molino, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: November 13, 2013		(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit

31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	** Interactive Data

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

