Form 10-K
period 2013-12-31
P&F INDUSTRIES INC
filed 2014-03-28
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-5332

P&F INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-1657413
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

445 Broadhollow Road, Suite 100, Melville, New York	11747
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 694-9800

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Class A Common Stock, $1.00 par value	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant, based on the last sale price on June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $20,859,000.

As of March 27, 2014 there were 3,693,969 shares of the registrant’s Class A Common Stock outstanding.

Documents Incorporated by Reference

Part III of this Annual Report on Form 10-K incorporates by reference information from the registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders.

P&F INDUSTRIES, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

During 2013, Florida Pneumatic purchased approximately 59% of its pneumatic tools from China, 38% from Taiwan and 1% from Japan and Europe. Florida Pneumatic performs final assembly on certain of its pneumatic tools at its factory in Jupiter, Florida.

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

The primary competitive factors in the pneumatic hand tool market are price, service and brand-name awareness. The primary competitive factors in Berkley’s business are price and service.  Florida Pneumatic’s products are sold off the shelf, and no material backlog of orders exists. The business is not seasonal, but it may be subject to significant periodic changes resulting from holiday sales promotions by its retail customers.

Hy-Tech

Hy-Tech manufacturers and distributes its own line of industrial pneumatic tools and parts under the “ATP” brand. Under the ATP brand, Hy-Tech produces and sells over sixty types of pneumatic tools, which include impact wrenches, grinders, drills, and motors that are sold at prices ranging from $450 to $28,000. Further, it also manufacturers tools to customer unique specifications. Users of ATP parts and tools include refineries, chemical plants, power generation, heavy construction, oil and mining companies. In addition, Hy-Tech manufactures an extensive line of pneumatic tool replacement parts that are sold competitively to the original equipment manufacturer (“OEM”). It also manufactures and distributes high pressure stoppers for hydrostatic testing fabricated pipe under the “Thaxton” brand name. It also produces a line of siphons under the “Eureka” name.

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

Other than a line of sockets sold under the “OZAT” brand name that are imported from Israel, all Hy-Tech products are made in the United States of America.

Hardware

We conduct our Hardware business through a wholly-owned subsidiary, Countrywide Hardware, Inc. (“Countrywide”). Countrywide conducts its business operations through its wholly-owned subsidiary, Nationwide Industries, Inc. (“Nationwide”).

Nationwide

Nationwide is a developer, importer, and manufacturer of fencing hardware, patio products, and door and window accessories including rollers, hinges, window operators, sash locks, custom zinc castings and door closers. Nationwide’s products are sold through in-house sales personnel and independent manufacturers’ representatives to distributors, dealers, retailers and OEM customers. End users of Nationwide’s products include contractors, home builders, pool and patio enclosure contractors, plumbers, OEM/private label customers and general consumers. Nationwide currently out-sources the manufacturing of approximately 91% of its product with several overseas factories located in China and Taiwan, while retaining design, quality control, and patent and trademark control. There are redundant supply sources for most products. Nationwide manufactures approximately 9% of its products sold including rollers, hinges and pool enclosure products at its facility in Tampa, Florida. Nationwide also provides value-add services for the entire product line with local packaging, kitting, rework and fabrication operations performed in its Tampa location.

Nationwide’s sales are moderately seasonal, with revenues typically increasing with home construction activity, which generally occurs during the spring and summer months. The majority of Nationwide’s products are sold off the shelf. The primary competitive factors affecting Nationwide are quality, breadth of products and availability of products, customer service and technical support.

Additionally, Nationwide marketed a Kitchen and bath product line. However, effective November 12, 2013, Nationwide sold to an unrelated third party, all inventory, intangibles and certain fixed assets attributable to its Kitchen and bath product line. Factors considered in reaching this decision included, but were not limited to: (i) tax incentives (See Liquidity and Capital resources for further discussion), (ii) dwindling net contribution margins, (iii) high levels of inventory necessary to properly serve the marketplace, (iv) narrow market penetration, and (v) required changes in product construction necessary to comply with various regulations.

Employees

We employed 155 full-time employees as of December 31, 2013. At various times during the year our operating units may employ seasonal or part-time help, as necessary. None of the Company’s employees are represented by a union.

ITEM 1A.  Risk Factors

A wide range of factors could materially affect our performance. In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results of these operations elsewhere in this report, the following factors, among others, could adversely affect our results of operations or financial position:

•	Substantial debt and debt service requirements. The amount of our debt could have important consequences. For example, it could: increase our vulnerability to general adverse economic and industry conditions; limit our ability to fund future capital expenditures, working capital and other general corporate requirements; require us to dedicate a substantial portion of our cash flow from operations to make interest and principal payments on our debt; limit our flexibility in planning for, or reacting to, changes in our business; place us at a competitive disadvantage compared with competitors that have less debt; and limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity.

•	Compliance with covenants under our credit facility. Our asset based credit facility contains affirmative and negative covenants including financial covenants, and default provisions. A breach of any of these covenants could result in a default under our credit agreement. Upon the occurrence of an event of default under our current credit agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the lenders were to accelerate the repayment of borrowings, we may not have sufficient assets to repay our asset based credit facility and our other indebtedness. Also, should there be an event of default, or a need to obtain waivers following an event of default, we may be subject to higher borrowing costs and/or more restrictive covenants in future periods.

•	Significant volatility and disruption in the global capital and credit markets. Volatility in the global capital and credit markets has in recent years resulted in a tightening of business credit and liquidity, a contraction of consumer credit, business failures, increased unemployment and declines in consumer confidence and spending. If global economic and financial market conditions deteriorate or remain weak for an extended period of time, it could have a material adverse effect on our financial condition and results of operations. In particular, lower consumer spending may result in reduced demand and orders for certain of our products, order cancellations, lower revenues, increased inventories, and lower gross margins. Further, if our customers experience difficulty obtaining financing in the capital and credit markets to purchase our products, this could result in further reduced orders for our products, order cancellations, inability of customers to timely meet their payment obligations to us, extended payment terms, higher accounts receivable, reduced cash flows, greater expense associated with collection efforts and increased bad debt expense; and a severe financial difficulty experienced by our customers may cause them to become insolvent or cease business operations.

•	The strength of the retail economy in the United States. Our business is subject to economic conditions in major markets in which we operate, including recession, inflation, deflation, general weakness in retail, industrial, and housing markets. The strength of such markets is a function of many factors beyond our control, including interest rates, employment levels, availability of credit and consumer confidence. Such economic conditions have had, and may continue to have, an adverse effect on our results of operations and financial position.

•	Supply chain disruptions. Any difficulty or inability on the part of manufacturers of our products or other participants in our supply chain in obtaining sufficient financing to purchase raw materials or to finance general working capital needs may result in delays or non-delivery of shipments of our products.

•	Our ability to maintain mutually beneficial relationships with key customers. We have several key customers, two of which collectively were approximately 40.0% of our 2013 consolidated revenue. Loss of key customers or a material negative change in our relationships with our key customers (including as a result of a negative change in the financial position of such key customers) could have a material adverse effect on our business, results of operations or financial position.

•	Adverse changes in currency exchange rates or raw material commodity prices. A majority of our products are manufactured outside the United States, a portion of which is purchased in the local currency. As a result, we are exposed to movements in the exchange rates of various currencies against the United States dollar which could have an adverse effect on our results of operations or financial position. We believe our most significant foreign currency exposures are the Taiwan dollar (“TWD”) and the Chinese Renminbi (“RMB”). Purchases from Chinese sources are made in U.S. dollars. However, if the RMB were to be revalued against the dollar, there could be a significant negative impact on the cost of our products.

•	Impairment of long-lived assets and goodwill. The inability of certain of our subsidiaries to generate future cash flows sufficient to support the recorded amounts of goodwill, other intangible assets and other long-lived assets related to those subsidiaries could result in future impairment charges.

•	Unforeseen interruptions in the manufacturing ability of certain foreign suppliers. Our foreign suppliers may encounter interruption in their ability to continue to provide us with products on a short-term or long-term basis. Although we believe that there are redundant sources available and maintain multiple sources for certain of our products, there may be costs and delays associated with securing such sources and there can be no assurance that such sources would provide the same quality of product at similar prices.

•	Unforeseen inventory adjustments or changes in purchasing patterns. We make purchasing decisions based upon a number of factors including an assessment of market needs and preferences, manufacturing lead times and cash flow considerations. To the extent that our assumptions result in inventory levels being too high or too low, there could be a material adverse effect on our business, results of operations or financial position.

•	Market acceptance of new products. There can be no assurance that the market continues its acceptance of the new products we introduced in recent years or will accept new products introduced or scheduled for introduction in 2014. There can also be no assurance that the level of sales generated from these new products relative to our expectations will materialize, based on existing investments in productive capacity and commitments by us to fund advertising and product promotions in connection with the introduction of these new products.

•	Increased competition. The markets in which we sell our products are highly competitive on the basis of price, quality, availability, post-sale service and brand-name awareness. A number of competing companies are well-established manufacturers that compete on a global basis.

•	Price reductions. Price reductions taken by us in response to customer and competitive pressures, as well as price reductions or promotional actions taken in order to drive demand, could have a material adverse effect on our business, results of operations or financial position.

•	Interest rates. Interest rate fluctuations and other capital market conditions could have a material adverse effect on our business, results of operations or financial position.

•	Litigation and insurance. The effects of litigation and product liability exposure, as well as other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission and public announcements could have a material adverse effect on our business, results of operations or financial position. Further, while we maintain insurance policies to protect against most potential exposures, events may arise against which we may not be adequately insured.

•	Retention of key personnel. Our success depends to a significant extent upon the abilities and efforts of our key personnel. The loss of the services of any of our key personnel or our inability to attract and retain qualified personnel in the future could have a material adverse effect on our business, results of operations or financial position.

•	Acquisition of businesses. Part of our business strategy is to opportunistically acquire complementary businesses and dispose of non-complementary businesses. If we fail to develop and integrate any acquired business or dispose of any businesses effectively, our earnings may be adversely affected. In addition, our management team will need to devote substantial time and attention to the acquisition and integration of the acquired businesses, which could distract them from their other duties and responsibilities.

•	Regulatory environment. We cannot anticipate the impact of changes in laws and regulations, including changes in accounting standards, taxation requirements, including tax rate changes, new tax laws and revised tax law interpretations, and environmental laws, in both domestic and foreign jurisdictions.

•	Our financial position, cash flow or results may be adversely affected by the threat of terrorism and related political instability and economic uncertainty. The threat of potential terrorist attacks on the United States and throughout the world and political instability has created an atmosphere of economic uncertainty in the United States and in foreign markets. Our results may be impacted by the macroeconomic effects of those events. Also, a disruption in our supply chain as a result of terrorist attacks or the threat thereof may significantly affect our business and its prospects. In addition, such events may also result in heightened domestic security and higher costs for importing and exporting shipments of components and finished goods. Any of these occurrences may have a material adverse effect on our financial position, cash flow or results in any reporting period.

•	Information technology system failures and attacks could harm our business. Our business is dependent on the efficient functioning of our information technology systems and operations, which are vulnerable to damage or interruption from such factors as fires, natural disasters, telecommunications failures, computer viruses and worms, hacking, software defects, as well as human error. Despite our precautions, problems could result in interruptions in services and materially and adversely affect our business, financial condition and results of operations.

•	Unforeseen events. We cannot anticipate the impact of unforeseen events, including but not limited to war and pandemic disease, on economic conditions and consumer confidence in our business.

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

The three owned properties described above are subject to mortgages and therefore pledged as collateral against the Company’s credit facility, which is discussed further in Management’s Discussion and Analysis – Liquidity and Capital Resources and Notes to Financial Statements.

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

None.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common Stock trades on the Nasdaq Global Market under the symbol PFIN. The range of the high and low closing sales prices for our Class A Common Stock during the last two years were as follows:

2013	High	Low
First Quarter	$9.00	$6.92
Second Quarter	9.01	7.21
Third Quarter	8.86	6.90
Fourth Quarter	7.85	6.26

2012	High	Low
First Quarter	$4.70	$3.40
Second Quarter	5.05	3.94
Third Quarter	6.24	4.83
Fourth Quarter	6.24	5.50

As of March 19, 2014, there were approximately 1,100 holders of record of our Class A Common Stock and the closing sale price of our stock as reported by the Nasdaq Global Market was $7.46. We have not declared any cash dividends on our Class A Common Stock since our incorporation in 1963 and have no plans to declare any cash dividends in the foreseeable future.

ITEM 6.  Selected Financial Data

Not required.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Significant results and events in 2013 include:

•	Increased annual net revenue by 27.0%, or $16,195,000.
•	Increased annual gross profit by $5,190,000; however gross margin declined 1.1%.
•	Full year 2013 income before taxes, as a percentage of net revenue, increased to 6.1% from 5.5% in the prior year.

KEY INDICATORS

Economic Measures

Much of our business is driven by the ebbs and flows of the general economic conditions in both the United States and, to a lesser extent, abroad.  Our Tools segment focuses on a wide array of customer types including, but not limited to large retailers, aerospace, large and small resellers of pneumatic tools and parts; and automotive related customers. As such, we do not focus on or utilize specific economic measures or indicators. The Tools segment tends to track the general economic conditions of the United States, industrial production and general retail sales.  Similarly, the are no specific key economic measures used by our Hardware group, rather general economic conditions within the United States and, to a lesser extent, the housing market tend to be economic indicators for this segment.

A key economic measure relevant to us is the cost of the raw materials in our products. Key materials include metals, especially various types of steel and aluminum. Also important is the value of the dollar in relation to the TWD, as we purchase a significant portion of our products from Taiwan. Purchases from Chinese sources are made in U.S. dollars. However, if the Chinese currency, RMB, were to be revalued against the dollar, there could be a significant negative impact on the cost of our products.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. We sell our products to retailers, distributors and OEMs involved in a variety of industries. We perform continuing credit evaluations of our customers’ financial condition, and although we generally do not require collateral, letters of credit may be required from customers in certain circumstances. Management reviews accounts receivable to determine if any receivables will potentially be uncollectible. Factors considered in the determination include, among other factors, number of days an invoice is past due, customer historical trends, available credit ratings information, other financial data and the overall economic environment. Collection agencies may also be utilized if management so determines.

We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. We also may record as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and our assessment of the general financial conditions affecting our customer base. If actual collection experience changes, revisions to the allowance may be required. We have a limited number of customers with individually large amounts due at any given consolidated balance sheet date. Any unanticipated change in the creditworthiness of any of these customers could have a material effect on our results of operations in the period in which such changes or events occur. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. Based on the information available, we believe that our allowance for doubtful accounts as of December 31, 2013 was adequate. However, actual write-offs might exceed the recorded allowance.

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

RESULTS OF OPERATIONS

2013 compared to 2012

REVENUE

The tables below provide an analysis of our revenue for the three and twelve-month periods ended December 31, 2013 and 2012. All revenues are generated in U.S. dollars and are not impacted by changes in foreign currency exchange rates. Unless otherwise stated below, we believe that our relationships with all our key customers, given the current economic conditions, remain good. There were no major trends or uncertainties that had, or could reasonably be expected to have, a material impact on our revenue. Other than matters described below, there was no unusual or infrequent event, transaction or significant economic change that materially affected our results of operations.

Consolidated

	Three months ended December 31,
	2013	2012	Variance	Variance
			$	%
Tools
Florida Pneumatic	$8,432,000	$5,397,000	$3,035,000	56.2%
Hy-Tech	3,517,000	4,072,000	(555,000)	(13.6)
Tools Total	11,949,000	9,469,000	2,480,000	26.2

Hardware
Hardware Total	3,449,000	3,222,000	227,000	7.0
Consolidated	$15,398,000	$12,691,000	$2,707,000	21.3%

	Year ended December 31,
	2013	2012	Variance	Variance
			$	%
Tools
Florida Pneumatic	$39,916,000	$25,484,000	$14,432,000	56.6%
Hy-Tech	15,658,000	16,657,000	(999,000)	(6.0)
Tools Total	55,574,000	42,141,000	13,433,000	31.9

Hardware
Hardware Total	20,492,000	17,730,000	2,762,000	15.6
Consolidated	$76,066,000	$59,871,000	$16,195,000	27.0%

Tools

 Florida Pneumatic:

Florida Pneumatic markets its air tool products to two primary sectors within the pneumatic tool market; retail and industrial/catalog. Additionally, Florida Pneumatic also markets, to a much lesser degree, air tools to the automotive market. It also generates revenue from its Berkley products line as well as a line of air filters and other OEM parts.

	Three months ended December 31,
	2013		2012		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Retail customers	$6,296,000	74.7%	$2,979,000	55.2%	$3,317,000	111.3%
Industrial/catalog	1,597,000	18.9	1,754,000	32.5	(157,000)	(9.0)
Automotive	234,000	2.8	233,000	4.3	1,000	0.4
Other	305,000	3.6	431,000	8.0	(126,000)	(29.2)
Total	$8,432,000	100.0%	$5,397,000	100.0%	$3,035,000	56.2%

	Year Ended December 31,
	2013		2012		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Retail customers	$30,429,000	76.2%	$14,499,000	56.9%	$15,930,000	109.9%
Industrial/catalog	6,938,000	17.4	7,813,000	30.7	(875,000)	(11.2)
Automotive	1,124,000	2.8	1,071,000	4.2	53,000	4.9
Other	1,425,000	3.6	2,101,000	8.2	(676,000)	(32.2)
Total	$39,916,000	100.0%	$25,484,000	100.0%	$14,432,000	56.6%

The primary factor in Florida Pneumatic’s fourth quarter revenue growth is the addition of The Home Depot (“THD”). Revenue from its other retail customer, Sears Holdings Corporation, also increased when compared to the same three month period in 2012. However, its Industrial/catalog revenue declined due primarily to weakness within the metal-working and fabrication channels, which use abrasive/finishing tools such as grinders and cutting tools. Fourth quarter of 2013 Other revenue, which includes revenue from its Berkley, air filters and OEM lines, declined when compared to the same period in 2012, due primarily to a large one-time purchase by a customer during the fourth quarter of 2012, not repeated in the same period this year.

With respect to the full-year 2013, the most significant factor contributing to the increase in Florida Pneumatic’s revenue has been the growth in its Retail business, resulting from the addition of THD. Partially offsetting this increase was the decline in Florida Pneumatic’s Industrial/catalog revenue. We believe this decline was due primarily to an ongoing softening within the metal-working and fabrication channels. Additionally, a portion of the decline in annual revenue in this area is what we believe to be a reduction in inventory levels of certain catalog customers. Despite a sluggish 2013, we will continue our ongoing effort to expand our presence in this higher gross margin sector. The decrease in Florida Pneumatic’s Other revenue was due in large part to the loss in 2013 of a large, low margin air filter customer.

Hy-Tech

Hy-Tech focuses primarily on the industrial/heavy-duty sector of the pneumatic tools market.  It manufactures and markets a line of products that target the power generation, mining, construction and general industrial manufacturing markets.  Hy-Tech also creates quality replacement parts for pneumatic tools, markets its own value-added line of air tools and distributes a complementary line of sockets, in the aggregate, (“ATP”).

	Three months ended December 31,
	2013		2012		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
ATP	$2,678,000	76.2%	$2,592,000	63.7%	$86,000	3.3%
Hy-Tech Machine	344,000	9.8	397,000	9.7	(53,000)	(13.4)
Major customer	381,000	10.8	1,014,000	24.9	(633,000)	(62.4)
Other	114,000	3.2	69,000	1.7	45,000	65.2
Total	$3,517,000	100.0%	$4,072,000	100.0%	$(555,000)	(13.6)%

	Year Ended December 31,
	2013		2012		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
ATP	$11,038,000	70.5%	$10,840,000	65.1%	$198,000	1.8%
Hy-Tech Machine	1,845,000	11.8	1,664,000	10.0	181,000	10.9
Major customer	2,373,000	15.1	3,787,000	22.7	(1,414,000)	(37.3)
Other	402,000	2.6	366,000	2.2	36,000	9.8
Total	$15,658,000	100.0%	$16,657,000	100.0%	$(999,000)	(6.0)%

Fourth quarter of 2013 ATP revenue improved slightly over the same period in 2012. Hy-Tech Machine revenue encountered a sluggish fourth quarter of 2013, compared to the fourth quarter of 2012. The most significant change in Hy-Tech’s fourth quarter 2013 revenue compared to the same period in 2012 was a decline from its Major customer. We believe this decline to be the result of this customer’s continuing effort to reduce its world-wide inventory levels.

When comparing the full year 2013 to 2012, ATP revenue was essentially flat, improving 1.8%. Despite the increase, we believe economic uncertainty at both the national and global levels may continue to suppress ATP revenue into 2014. 2013 revenue from its Hy-Tech Machine products increased over 2012, primarily due to a special order shipped in the second quarter of 2013. Lastly, revenue from Hy-Tech’s Major customer during 2013 declined compared to 2012, as we believe this customer throughout 2013 continued to reduce its world-wide inventory levels, compounded further by the impact of a weak global economy.

Hardware

An analysis of Nationwide’s revenue for the three and twelve-month periods ended December 31, 2013 and 2012 is as follows:

	Three months ended December 31,
	2013		2012		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Fence and gate hardware	$2,480,000	71.9%	$2,061,000	64.0%	$419,000	20.3%
Kitchen and bath	134,000	3.9	528,000	16.4	(394,000)	(74.6)
OEM	479,000	13.9	364,000	11.3	115,000	31.6
Patio	356,000	10.3	269,000	8.3	87,000	32.3
Total	$3,449,000	100.0%	$3,222,000	100.0%	$227,000	7.0%

	Year ended December 31,
	2013		2012		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Fence and gate hardware	$14,747,000	72.0%	$12,265,000	69.2%	$2,482,000	20.2%
Kitchen and bath	2,331,000	11.4	2,709,000	15.3	(378,000)	(14.0)
OEM	1,882,000	9.1	1,599,000	9.0	283,000	17.7
Patio	1,532,000	7.5	1,157,000	6.5	375,000	32.4
Total	$20,492,000	100.0%	$17,730,000	100.0%	$2,762,000	15.6%

 During the fourth quarter of 2013, Nationwide continued to grow its Fence and gate hardware revenue, over the same period in 2012, due in large part to an expanding customer base, new products released throughout 2013, as well as continuing to take full advantage of increased housing starts. Two significant factors contributed to the 31.6% increase in OEM revenue. Firstly, our major OEM customer increased their orders during the quarter, and secondly, improvement in the housing market has driven sales of our window and door accessories. Increased activity in the sale of foreclosed homes occurring primarily in Florida is the most significant factor contributing to the increase in Patio revenue.

On November 12, 2013, Nationwide sold to an unrelated third party, all inventory, intangibles and certain fixed assets attributable to its Kitchen and bath product line. Factors considered in reaching this decision included, but were not limited to: (i) tax incentives (See Liquidity and Capital Resources – Other Matter for further discussion.), (ii) dwindling net contribution margins, (iii) high levels of inventory necessary to properly serve the marketplace, (iv) narrow market penetration, and (v) required changes in product construction necessary to comply with various regulations.

 During 2013, Nationwide launched several new products, continued its successful marketing efforts as it increased its customer base across the United States and prospered by taking full advantage of increased housing starts; which contributed to the significant growth in its year over year Fence and gate hardware revenue. Nationwide intends to continue its current growth strategy, which is to develop new products and accessories in the Fence and gate hardware line as well as to continue to expand its national market campaign. Nationwide’s OEM product line revenue improved almost 18% compared to the same period a year ago. This increase occurred mostly in the third quarter of 2013, essentially due to an increase in purchasing from a major customer within this product offering along with an increase in housing starts, which is a driver for these products. Patio revenue during the full-year 2013 increased when compared to the same period in 2012, due primarily to an increase in the sale of foreclosed housing, which tend to require repair/replacement of patio enclosures.

As Fence and gate hardware continue to be the primary contributor to Nationwide’s revenue growth, we intend to continue our current strategy, which is to develop new, innovative Fence and gate hardware products and accessories, as well as to continue to expand our national market campaign. This action may impact the performance of its other product lines.

GROSS MARGIN

Consolidated

	Three months ended December 31,		Increase (decrease)
	2013	2012	Amount		%
Tools	$4,235,000	$3,663,000	$572,000		15.6%
As percent of respective revenue	35.4%	38.7%	(3.3	)%pts.
Hardware	$1,206,000	$1,154,000	$52,000		4.5%
As percent of respective revenue	35.0%	35.8%	(0.8	)%pts.
Consolidated	$5,441,000	$4,817,000	$624,000		13.0%
As percent of respective revenue	35.3%	38.0%	(2.7	)%pts.

	Year Ended December 31,		Increase (decrease)
	2013	2012	Amount		%
Tools	$19,728,000	$15,416,000	$4,312,000		28.0%
As percent of respective revenue	35.5%	36.6%	(1.1	)%pts.
Hardware	$7,604,000	$6,726,000	$878,000		13.1%
As percent of respective revenue	37.1%	37.9%	(0.8	)%pts.
Consolidated	$27,332,000	$22,142,000	$5,190,000		23.4%
As percent of respective revenue	35.9%	37.0%	(1.1	)%pts.

Tools

	Three months ended December 31,		Increase (decrease)
	2013	2012	Amount		%
Florida Pneumatic	$2,856,000	$2,019,000	$837,000		41.5%
As a percentage of respective revenue	33.9%	37.4%	(3.5	)%pts.

Hy-Tech	$1,379,000	$1,644,000	$(265,000)		(16.1)%
As a percentage of respective revenue	39.2%	40.4%	(1.2	)%pts.

Total Tools	$4,235,000	$3,663,000	$572,000		15.6%
As a percentage of respective revenue	35.4%	38.7%	(3.3	)%pts.

	Year Ended December 31,		Increase (decrease)
	2013	2012	Amount		%
Florida Pneumatic	$13,227,000	$8,482,000	$4,745,000		55.9%
As a percentage of respective revenue	33.1%	33.3%	(0.2	)%pts.

Hy-Tech	$6,501,000	$6,934,000	$(433,000)		(6.2)%
As a percentage of respective revenue	41.5%	41.6%	(0.1	)%pts.

Total Tools	$19,728,000	$15,416,000	$4,312,000		28.0%
As a percentage of respective revenue	35.5%	36.6%	(1.1	)%pts.

Florida Pneumatic’s fourth quarter of 2013 Retail revenue included promotional products which generated lower than average gross margin, thus negatively impacting this quarter’s overall margin percentage. However, the $3.0 million increase in revenue enabled Florida Pneumatic to increase its gross profit more than 41%. When comparing the three-month periods ended December 31, 2013 and 2012, Hy-Tech’s gross margin declined due primarily to product mix and lower absorption of manufacturing overhead, due to less production volume. This, combined with lower sales, resulted in lower gross profit during the fourth quarter of 2013 compared to the same period in 2012.

When comparing the full-year of 2013 and 2012, Florida Pneumatic’s gross margin decreased slightly primarily due to increased Retail revenue, which tend to generate lower gross margin, offset by improved absorption of warehouse and manufacturing overhead due to the increase in inventory through-put for THD and cost reductions on certain products. Its nearly 56% increase in gross profit is due to greater total revenue. Hy-Tech’s 2013 gross margin was constant with that of the prior year, declining 0.1 percentage points. Product costs improved slightly in 2013, however lower absorption of factory overhead resulted in the net decline.

 Hardware

The slight decline of 0.8 percentage points in Nationwide’s gross margin for the fourth quarter of 2013 compared to the same period in 2012 was due to overall product / product-line mix, various product cost increases, which are the result of increases in overseas raw material costs, such as aluminum, copper and magnets, as well as increased overseas labor costs and incremental air-freight costs incurred to meet higher customer demand.  However, with improved revenue in the fourth quarter of 2013, Nationwide was able to increase its gross profit by $52,000 when compared to the same period in 2012.

When comparing the full years 2013 and 2012, the most significant factor contributing to the slight decline in Nationwide’s gross margin were increases in overseas raw material costs, such as aluminum, copper and magnets, as well as increased overseas labor costs. Additionally, during 2012, Nationwide elected to secure certain higher volume, slightly lower priced fence and gate hardware customers. Gross margins on its OEM and Kitchen and bath product lines declined in 2013 compared to 2012 due primarily to significant pricing pressures along with dwindling markets and other factors.

Consistent throughout 2013 Nationwide’s gross margins have been adversely affected by its overall product / product-line mix, cost increases, additional freight costs, and to a lesser degree competitive pricing pressure. As a result, gross margins were down on all product lines. However, as Nationwide was able to improve its revenue during 2013, compared to 2012, it increased its total gross profit $878,000. As the Kitchen & bath product line will no longer be offered, we believe Nationwide’s overall gross margins should improve; however, there can be no assurance that other negative factors may not impact its results.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses (“SG&A”) include, among other things, all compensation plus employee benefits and related costs, administrative facilities, communications, variable costs, promotional expenses for our direct sales and marketing staff, legal, accounting and other professional fees, as well as amortization and depreciation and general corporate overhead and engineering expenses.

During the fourth quarter of 2013, our SG&A was $4,433,000, or 28.8%, compared to $4,213,000, or 33.2% of revenue during the same three-month period in 2012. The most significant items contributing to the increase are variable costs, which aggregate to $967,000. Variable costs include among other things, commissions, warranty costs, freight out and advertising/promotional fees. Most of the increase in our variable costs is associated with the additional Retail revenue generated at Florida Pneumatic, and to a lesser extent, increased warranty related expenses at Nationwide. Partially offsetting the increase was a $576,000 reduction in compensation, which is comprised of base salaries and wages, associated payroll taxes, employee benefits and accrued performance-based bonus incentives. Depreciation and amortization expenses during the fourth quarter of 2013 were lower than the same period in 2012 by $98,000; due primarily to lower amortized financing costs in 2013.

SG&A for 2013 was $22,325,000, compared to $18,320,000, incurred during 2012.  Stated as a percentage of revenue, 2013 SG&A was 29.3%, down from 30.6% for the prior year. As noted earlier in this discussion, primarily the result of increased Retail revenue at Florida Pneumatic from sales to THD, our variable expenses, during 2013 increased $3,859,000, when compared to 2012. Additionally, included in our first quarter 2013 SG&A, was a one-time marketing fee of $700,000 incurred by Florida Pneumatic in connection with the initial roll-out to THD.  Partially offsetting the increases were reductions in our depreciation and amortization costs of $503,000. Further, during the second quarter of 2012, we recorded a charge of $167,000 for estimated potential penalties and related fees and expenses in connection with unpaid import duty relating to certain products imported by Florida Pneumatic during the period from January 1, 2009 through September 19, 2012, which did not occur in 2013. Lastly, compensation costs declined $66,000, resulting from a $460,000 reduction in performance-based bonus incentives, partially offset by increased headcount and slight salary rate increases.

INTEREST

	Three months ended December 31,
	2013	2012	Decrease
Short-term borrowings	$20,000	$47,000	$(27,000)
Term loans, including Capital Expenditure Term Loans	62,000	78,000	(16,000)

Total	$82,000	$125,000	$(43,000)

	Year Ended December 31,
	2013	2012	Decrease
Short-term borrowings	$149,000	$190,000	$(41,000)
Term loans, including Capital Expenditure Term Loans	254,000	325,000	(71,000)
Subordinated Loans	—	11,000	(11,000)

Total	$403,000	$526,000	$(123,000)

The average balance of Short-term borrowings during the three-month period ended December 31, 2013, compared to the same period in the prior year, as well as lower average borrowing rates were key factors contributing to the reduction in interest expense incurred. The reduction of interest expense incurred on our Term Loans was driven by lower interest rates applied to reduced Term Loan balances. The average balance of short-term borrowings during the fourth quarter of 2013 was $3,086,000, compared to $5,727,000 in 2012.

As with our quarterly results, the key factors contributing to the reduction in interest expense during 2013 compared to 2012 were: (i) the reduction in interest rates on our short-term borrowings during the comparative periods; (ii) lower average balance of short-term borrowings, which was $5,819,000 in 2013, compared to $5,981,000 in 2012, and (iii) lower Term Loan balances.

In July 2012, we repaid a $250,000 subordinated loan to our chief Executive Officer, along with approximately $11,000 of interest.

INCOME TAX EXPENSE

The effective tax rates for the years ended December 31, 2013 and 2012, respectively, were 30.0% and (63.4)%.  The primary factors affecting the 2013 effective tax rate were nondeductible expenses, reversal of an uncertain tax position, increase in the valuation allowance on certain state deferred tax assets and state income taxes. The primary factor affecting the 2012 effective tax rate was the partial reversal of the valuation allowance, as described below.

During 2012, we recorded a net deferred tax benefit of $2,243,000, which resulted from a reduction in the valuation allowance on our deferred tax assets, partially offset by the utilization of deferred tax assets in 2012. We believe it was appropriate to reduce the valuation allowance, based upon evidence such as profitability for the years ended December 31, 2010, 2011 and 2012, as well as projected future sources of taxable income. As a result, our effective tax rate for the twelve-month period ended December 31, 2012 is not directly correlated to the amount of our pretax income and is not comparable to the effective tax rate for the same period in the current year. We still maintain a full valuation allowance on certain state deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flows from operations can be somewhat cyclical, with the greatest demand for cash typically in the first and third quarters. We monitor such things as days’ sales outstanding, inventory requirements, accounts payable and capital expenditures to project liquidity needs, as well as evaluate return on assets. Our primary sources of funds are cash available through a credit agreement with our bank, as discussed below, as well as any excess cash that may become available generated from operations.

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	December 31,
	2013	2012
Working capital	$26,777,000	$20,701,000
Current ratio	4.65 to 1	2.67 to 1
Shareholders’ equity	$38,730,000	$35,088,000

Credit Facility

We, along with Florida Pneumatic, Hy-Tech and Nationwide, as borrowers, entered into a Loan and Security Agreement in October 2010, as amended (“Credit Agreement”), with COLF, as agent. The Credit Agreement expires December 19, 2017, (the “Maturity Date”), and has a maximum borrowing limit of $29,423,000.  The Credit Agreement provides for a Revolver Loan (“Revolver”) with a maximum borrowing of $20,000,000.  Direct borrowings under the Revolver are secured by our accounts receivable, mortgages on its real property located in Cranberry, PA, Jupiter, FL and Tampa, FL (“Real Property”),  inventory and equipment, and are cross-guaranteed by certain of our subsidiaries (the “Subsidiary Guarantors”). Revolver borrowings bear interest at either LIBOR (London InterBank Offered Rate) or the Base Rate, as defined in the Credit Agreement (“Base Rate”), plus the Applicable Margin (the “Applicable Margin”), as defined in the Credit Agreement. The Applicable Margin on Revolver borrowings is determined based upon the computation of total debt divided by earnings before interest, taxes, depreciation and amortization (“EBITDA”). The interest rate, either LIBOR or Base Rate, which is added to the Applicable Margin, is at our option, subject to limitations on the number of LIBOR borrowings.

The balance of Revolver borrowings outstanding was $360,000 and $2,793,000 at December 31, 2013 and 2012, respectively. Applicable Margins added to Revolver borrowings at LIBOR and the Base Rate were 1.75% and 0.75%, respectively at December 31, 2013, and 2.00 % and 1.00%, respectively, at December 31, 2012.

The Credit Agreement also provides for a $7,000,000 Term Loan (the “Term Loan”), which is secured by mortgages on the Real Property, accounts receivable, inventory and equipment.  The balance due on the Term Loan at December 31, 2013 and December 31, 2012 was $6,720,000 and $7,000,000, respectively. The Term Loan is repaid approximately $23,000 each month, with the remaining balance due at the Maturity Date.  Term Loan borrowings incur interest at LIBOR or the Base Rate plus the Applicable Margins, which were 3.00% and 2.00%, respectively, at December 31, 2013 and December 31, 2012.

Additionally, the Company borrowed $380,000 and $519,000 in March 2012 and September 2012, respectively, as loans primarily for machinery and equipment (“Capex Term Loans”). The repayment of these two Capex Term Loans is based on sixty-month amortization periods, resulting in monthly repayments of approximately $6,000 and $9,000, respectively. Applicable Margins added to these Capex Term Loans at both December 31, 2013 and December 31, 2012 were 3.00% and 2.00%, for borrowings at LIBOR and the Base Rate, respectively. The balance due on the Capex Term Loans at December 31, 2013 and December 31, 2012 was $643,000 and $823,000, respectively.

The aggregate amounts of long-term debt scheduled to mature in each of the years are, approximately as follows:

2014	$460,000
2015	460,000
2016	460,000
2017	5,983,000

$7,363,000

We are required to provide, among other things, monthly financial statements, monthly borrowing base certificates and certificates of compliance with various financial covenants. We believe we are in compliance with all financial covenants. As part of the Credit Agreement, if an event of default occurs, the interest rate would increase by two percent per annum during the period of default, in addition to other remedies provided to COLF.

Other Information

Our cash balance at December 31, 2013 was $413,000, compared to $695,000, at December 31, 2012. We were able to reduce our total bank borrowings, which at December 31, 2013 was $7,723,000, from $10,616,000 at December 31, 2012. Cash provided by operating activities for the years ended December 31, 2013 and 2012 was $3,242,000 and $3,270,000, respectively.

The percent of debt to total book capitalization (debt plus equity) decreased 6.6 percentage points to 16.6% at December 31, 2013 from 23.2% at December 31, 2012.

Capital spending during the year ended December 31, 2013 was $693,000 compared to $1,969,000 in 2012. In 2012, we purchased two new computer numerically controlled machines (CNC), totaling $1,260,000. Capital expenditures currently planned for 2014 are approximately $750,000, which we expect will be financed through our credit facility and cash flows. The major portion of these capital expenditures will be for tooling required for new product development at our three operating subsidiaries. Further, should economic conditions improve; it is possible that we might purchase another CNC machine to be used at Hy-Tech, the cost of which is currently estimated to be $500,000 to $600,000.

At December 31, 2013, we had $10,443,000 of open purchase order commitments, compared to $15,723,000 at December 31, 2012.

Customer Concentration

Within our Tools segment we have two retail customers that in the aggregate, as of December 31, 2013, account for 58.3% of our consolidated accounts receivable. To date, these customers, with few exceptions, are current in their payments.

Other Cash Flow Matter

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

P&F INDUSTRIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of P&F Industries, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of P&F Industries, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended. P&F Industries, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of P&F Industries, Inc. and Subsidiaries as of December 31, 2013 and 2012 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Jericho, New York

March 28, 2014

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS
CURRENT ASSETS

Cash	$413,000	$695,000
Accounts receivable — net	8,739,000	6,675,000
Inventories — net	22,974,000	24,073,000
Deferred income taxes — net	1,168,000	1,139,000
Prepaid expenses and other current assets	829,000	547,000
TOTAL CURRENT ASSETS	34,123,000	33,129,000

PROPERTY AND EQUIPMENT
Land	1,550,000	1,550,000
Buildings and improvements	7,626,000	7,536,000
Machinery and equipment	18,606,000	18,010,000
	27,782,000	27,096,000
Less accumulated depreciation and amortization	17,553,000	15,994,000
NET PROPERTY AND EQUIPMENT	10,229,000	11,102,000

GOODWILL	5,150,000	5,150,000

OTHER INTANGIBLE ASSETS — net	1,502,000	1,752,000

DEFERRED INCOME TAXES — net	1,594,000	3,211,000

OTHER ASSETS — net	643,000	813,000

TOTAL ASSETS	$53,241,000	$55,157,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES

Short-term borrowings	$360,000	$2,793,000
Accounts payable	3,006,000	4,843,000
Accrued liabilities	3,520,000	4,332,000
Current maturities of long-term debt	460,000	460,000
TOTAL CURRENT LIABILITIES	7,346,000	12,428,000

Long-term debt, less current maturities	6,903,000	7,363,000
Other Liabilities	262,000	278,000

TOTAL LIABILITIES	14,511,000	20,069,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued – 4,038,000 at December 31, 2013 and 4,013,000 at December 31, 2012	4,038,000	4,013,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	11,798,000	11,384,000
Retained earnings	25,871,000	22,646,000
Treasury stock, at cost – 344,000 at December 31, 2013 and 342,000 at December 31, 2012	(2,977,000)	(2,955,000)

TOTAL SHAREHOLDERS’ EQUITY	38,730,000	35,088,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$53,241,000	$55,157,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
	2013	2012
Net revenue	$76,066,000	$59,871,000
Cost of sales	48,734,000	37,729,000
Gross profit	27,332,000	22,142,000
Selling, general and administrative expenses	22,325,000	18,320,000
Operating income	5,007,000	3,822,000
Interest expense - net	403,000	526,000
Income before income taxes	4,604,000	3,296,000
Income tax expense (benefit)	1,379,000	(2,115,000)

Net income	$3,225,000	$5,411,000

Basic earnings per share	$0.87	$1.49

Diluted earnings per share	$0.83	$1.44

Weighted average common shares outstanding:
Basic	3,686,000	3,641,000

Diluted	3,887,000	3,748,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Class A Common Stock, $1 Par		Additional paid-in	Retained	Treasury stock
	Total	Shares	Amount	capital	earnings	Shares	Amount

Balance, January 1, 2012	$29,155,000	3,956,000	$3,956,000	$10,919,000	$17,235,000	(342,000)	$(2,955,000)

Net income	5,411,000	—	—	—	5,411,000	—	—

Exercise of stock options	304,000	52,000	52,000	252,000	—	—	—

Issuance of restricted common stock	26,000	5,000	5,000	21,000	—	—	—

Stock-based compensation	192,000	—	—	192,000	—	—	—

Balance, December 31, 2012	$35,088,000	4,013,000	$4,013,000	$11,384,000	$22,646,000	(342,000)	$(2,955,000)

Net income	3,225,000	—	—	—	3,225,000	—	—

Exercise of stock options	62,000	22,000	22,000	62,000	—	(2,000)	(22,000)

Issuance of restricted common stock	17,000	3,000	3,000	14,000	—	—	—

Stock-based compensation	338,000	—	—	338,000	—	—	—

Balance, December 31, 2013	$38,730,000	4,038,000	$4,038,000	$11,798,000	$25,871,000	(344,000)	$(2,977,000)

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2013	2012
Cash Flows from Operating Activities
Net income	$3,225,000	$5,411,000

Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash charges:
Depreciation and amortization	1,559,000	1,623,000
Amortization of other intangible assets	250,000	398,000
Amortization of debt issue costs	103,000	286,000
(Recovery) provision for doubtful accounts	(42,000)	53,000
Stock-based compensation	338,000	192,000
Restricted stock-based compensation	40,000	3,000
Loss on sale of fixed assets	7,000	2,000
Deferred income taxes	1,588,000	(2,243,000)

Changes in operating assets and liabilities:
Accounts receivable	(2,022,000)	(401,000)
Inventories	1,099,000	(5,485,000)
Prepaid expenses and other current assets	(305,000)	(47,000)
Other assets	67,000	(92,000)
Accounts payable	(1,837,000)	2,614,000
Accrued liabilities	(812,000)	975,000
Other liabilities	(16,000)	(19,000)
Total adjustments	17,000	(2,141,000)
Net cash provided by operating activities	3,242,000	3,270,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2013	2012
Cash Flows from Investing Activities:
Capital expenditures	$(693,000)	$(1,969,000)
Proceeds from sale of assets	—	8,000
Purchase of product license	—	(200,000)
Net cash used in investing activities	(693,000)	(2,161,000)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	62,000	304,000
Proceeds from short-term borrowings	65,353,000	56,005,000
Repayments of short-term borrowings	(67,786,000)	(58,860,000)
Long term-debt advances	—	3,289,000
Repayments of long-term debt	(460,000)	(1,116,000)
Repayments on notes payable	—	(250,000)
Bank financing costs	—	(229,000)
Net cash used in financing activities	(2,831,000)	(857,000)

Net (decrease) increase in cash	(282,000)	252,000
Cash at beginning of year	695,000	443,000
Cash at end of year	$413,000	$695,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$413,000	$545,000

Income taxes	$79,000	$164,000

The accompanying notes are an integral part of these consolidated financial statements.

 P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

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

Hardware

The Company conducts its Hardware business through a wholly-owned subsidiary, Countrywide Hardware, Inc. (“Countrywide”). Countrywide conducts its business operations through its wholly-owned subsidiary, Nationwide Industries, Inc. (“Nationwide”). Nationwide is an importer and manufacturer of door, window and fencing hardware and accessories, including rollers, hinges, window operators, sash locks, custom zinc castings and door closers. Nationwide’s products are sold through in-house sales personnel and manufacturers’ representatives to distributors, retailers and OEM customers. End users of Nationwide’s products include contractors, home builders, pool and patio distributors, OEM/private label customers and general consumers.  Most of Nationwide’s sales are of products imported from Taiwan and China.

Additionally, Nationwide marketed a Kitchen and bath product line. However, effective November 12, 2013, Nationwide sold to an unrelated third party, all inventory, intangibles and certain fixed assets attributable to its Kitchen and bath product line. Factors considered in reaching this decision included, but were not limited to: (i) tax incentives, (ii) dwindling net contribution margins, (iii) high levels of inventory necessary to properly serve the marketplace, (iv) narrow market penetration, and (v) required changes in product construction necessary to comply with various regulations. The net impact of this sale was immaterial to the Company’s operations.

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

Shipping and Handling Costs

Expenses for shipping and handling costs are included in selling, general and administrative expenses, and totaled approximately $2,177,000 and $713,000, respectively, for the years ended December 31, 2013 and 2012.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held in bank demand deposits. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2013 and 2012.

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and short-term debt approximate fair value as of December 31, 2013 and 2012 because of the relatively short-term maturity of these financial instruments. The carrying amounts reported for long-term debt approximate fair value as of December 31, 2013 and 2012 because, in general, the interest rates underlying the instruments fluctuate with market rates.

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

Management reviews accounts receivable to determine if any receivables will potentially be uncollectible. Factors considered in the determination include, among other factors, number of days an invoice is past due, customer historical trends, available credit ratings information, other financial data and the overall economic environment. Collection agencies may also be utilized if management so determines.

The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. The Company also records as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and the Company’s assessment of the general financial conditions affecting its customer base. If actual collection experience changes, revisions to the allowance may be required. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in the creditworthiness of any of these customers could have a material effect on the Company’s results of operations in the period in which such changes or events occur. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. Based on the information available, the Company believes that its allowance for doubtful accounts as of December 31, 2013 is adequate. However, actual write-offs might exceed the recorded allowance.

Concentrations of Credit Risk

The Company places the majority of its cash with Capital One Bank, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). Significant concentrations of credit risk may arise from the Company’s cash maintained at Capital One Bank, as from time to time cash balances may exceed the FDIC limits.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable. Within our Tools segment we have two customers that in the aggregate, as of December 31, 2013 and 2012, accounted for 58.3% and 40.3% of our consolidated accounts receivable. To date, these customers, with few exceptions, are current in their payments. Additionally, in 2013 and 2012 these two customers accounted for 40.0% and 24.2%, respectively, of the Company’s revenue.

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

Depreciation of buildings and machinery and equipment is computed by using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over periods ranging from 25 to 32 years, and machinery and equipment is depreciated over periods ranging from 3 to 10 years. Leasehold improvements are amortized over the life of the lease or the useful life of the related asset, whichever is shorter.

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

The Company files a consolidated Federal tax return. P&F and certain of its subsidiaries file combined tax returns in New York and Texas. All subsidiaries file other state and local tax returns on a stand-alone basis.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while other positions are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. For tax positions that meet the more-likely-than-not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50 percent likelihood of being realized upon ultimate settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above, is reflected as a liability for unrecognized tax benefits in the consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as income taxes in the consolidated statement of income.

Advertising

The Company expenses its costs of advertising in the period in which they are incurred. Advertising costs for the years ended December 31, 2013 and 2012 were $1,401,000 and $622,000, respectively.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Years Ended December 31,
	2013	2012
Numerator:
Numerator for basic and diluted income per common share:
Net income	$3,225,000	$5,411,000
Denominator:
Denominator for basic income per share—weighted average common shares outstanding	3,686,000	3,641,000
Effect of dilutive securities:
Stock options	201,000	107,000
Denominator for diluted income per share—adjusted weighted average common shares and assumed conversions	3,887,000	3,748,000

At December 31, 2013 and 2012 and during the years then ended, there were outstanding stock options whose exercise prices were higher than the average market values for the respective periods. These options are anti-dilutive and were excluded from the computation of diluted earnings per share during the years ended December 31, 2013 and 2012, respectively. The average anti-dilutive options outstanding for the years ended December 31, 2013 and 2012 were 252,391 and 373,156, respectively.

Share-Based Compensation

In accordance with GAAP, the Company measures and recognizes compensation expense for all share-based payment awards based on estimated fair values. Share-based compensation expense is included in selling, general and administrative expense on the accompanying consolidated statements of income. See Note 6 for additional information.

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

Adoption of New Accounting Pronouncements

  The Company does not believe that any recently issued accounting standards if adopted would have a material effect on its consolidated financial statements.

NOTE 2—ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable—net consists of:

	December 31, 2013	December 31, 2012
Accounts receivable	$8,975,000	$6,953,000
Allowance for doubtful accounts	(236,000)	(278,000)
	$8,739,000	$6,675,000

NOTE 3—INVENTORIES

Inventories—net consist of:

	December 31, 2013	December 31, 2012
Raw materials	$1,836,000	$2,093,000
Work in process	475,000	888,000
Finished goods	22,924,000	23,357,000
	25,235,000	26,338,000
Reserve for obsolete and slow-moving inventories	(2,261,000)	(2,265,000)
	$22,974,000	$24,073,000

NOTE 4—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets with indefinite lives are tested annually or whenever events or circumstances indicate the carrying value of these assets may not be recoverable.  In accordance with authoritative guidance issued by the FASB, the Company performed an annual impairment test of goodwill and indefinite-lived intangible assets during the fourth quarter based on conditions as of November 30, 2013. The impairment testing is performed in two steps: (i) The Company compares the fair value of a reporting unit with its carrying value, and (ii) if there is impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The revised fair value of a reporting unit is allocated to the assets and liabilities of the business unit to arrive at an implied fair value of goodwill, based upon known facts and circumstances, as if the acquisition occurred at that time. The Company determines the fair value of its reporting units using a weighted average of the income approach methodology of valuation which considers the expected present value of future cash flows and the market valuation approach. As an integral part of the valuation process the Company anticipates minimal growth in future periods, based upon available statistical data as well as input from its senior management staff.  The results of step one of the impairment test determined that the fair value exceeded the carrying value and, as such, no impairment to Goodwill and other intangible assets was recorded in 2013 or 2012.

Goodwill:	Consolidated	Tools	Hardware
Balance, December 31, 2013 and 2012	$5,150,000	$3,277,000	$1,873,000

Other intangible assets:

	December 31, 2013			December 31, 2012
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value

Customer relationships	$5,070,000	$4,087,000	$983,000	$5,070,000	$3,906,000	$1,164,000
Trademarks	199,000	—	199,000	199,000	—	199,000
Drawings	290,000	97,000	193,000	290,000	85,000	205,000
Licenses	305,000	178,000	127,000	305,000	121,000	184,000
Totals	$5,864,000	$4,362,000	$1,502,000	$5,864,000	$4,112,000	$1,752,000

There were no impairment charges recorded for the years ended December 31, 2013 and 2012.

Amortization expense for intangible assets was approximately $250,000 and $398,000, for the years ended December 31, 2013 and 2012, respectively. The weighted average amortization period for intangible assets was 6.8 and 7.5 years at December 31, 2013 and 2012, respectively.

Amortization expense for each of the next five years and thereafter is estimated to be as follows

2014	$233,000
2015	233,000
2016	187,000
2017	175,000
2018	175,000
Thereafter	301,000
$1,304,000

NOTE 5—DEBT

SHORT-TERM LOANS

P&F, along with Florida Pneumatic, Hy-Tech and Nationwide, as borrowers, entered into a Loan and Security Agreement in October 2010, as amended (“Credit Agreement”), with Capital One Leverage Finance Corporation, as agent (“COLF”). The Credit Agreement expires December 19, 2017, (the “Maturity Date”), and has a maximum borrowing limit of $29,423,000.  The Credit Agreement provides for a Revolver Loan (“Revolver”) with a maximum borrowing of $20,000,000.  Direct borrowings under the Revolver are secured by the Company’s accounts receivable, mortgages on its real property located in Cranberry, PA, Jupiter, FL and Tampa, FL (“Real Property”),  inventory and equipment, and are cross-guaranteed by certain of our subsidiaries (the “Subsidiary Guarantors”). Revolver borrowings bear interest at either LIBOR (London InterBank Offered Rate) or the Base Rate, as defined in the Credit Agreement (“Base Rate”), plus the Applicable Margin (the “Applicable Margin”), as defined in the Credit Agreement. The Applicable Margin on Revolver borrowings is determined based upon the computation of total debt divided by earnings before interest, taxes, depreciation and amortization (“EBITDA”). The interest rate, either LIBOR or Base Rate, which is added to the Applicable Margin, is at the option of the Company, subject to limitations on the number of LIBOR borrowings.

The balance of Revolver borrowings outstanding was $360,000 and $2,793,000 at December 31, 2013 and 2012, respectively. Applicable Margins added to Revolver borrowings at LIBOR and the Base Rate were 1.75% and 0.75%, respectively at December 31, 2013, and 2.00 % and 1.00%, respectively, at December 31, 2012.

	LIBOR	Base Rate

Range of Applicable Margins added to Revolver borrowings during:
2013	1.75 points to 2.25 points	0.75 points to 1.25 points

2012	2.00 points to 2.75 points	1.00 points to 1.75 points

The Company is required to provide, among other things, monthly financial statements, monthly borrowing base certificates and certificates of compliance with various financial covenants. The Company is in compliance with all covenants. As part of the Credit Agreement, if an event of default occurs, the interest rate would increase by two percent per annum during the period of default.

LONG-TERM LOANS

The Credit Agreement also provides for a $7,000,000 Term Loan (the “Term Loan”), which is secured by mortgages on the Real Property, accounts receivable, inventory and equipment.  The balance due on the Term Loan at December 31, 2013 and December 31, 2012 was $6,720,000 and $7,000,000, respectively. The Term Loan is repaid approximately $23,000 each month, with the remaining balance due at the Maturity Date.  Term Loan borrowings incur interest at LIBOR or the Base Rate plus the Applicable Margins, which were 3.00 % and 2.00%, respectively, at December 31, 2013 and December 31, 2012.

Additionally, the Company borrowed $380,000 and $519,000 in March 2012 and September 2012, respectively, as loans primarily for machinery and equipment (“Capex Term Loans”). The repayment of these two Capex Term Loans is based on sixty-month amortization periods, resulting in repayments of approximately $6,000 and $9,000, respectively. Applicable Margins added to these Capex Term Loans at both December 31, 2013 and December 31, 2012 were 3.00 % and 2.00%, for borrowings at LIBOR and the Base Rate, respectively.

Long-term debt consists of:

	December 31, 2013	December 31, 2012
Term loan - $23,000 payable monthly, January 1, 2013 through December 1, 2017, balance due December 19, 2017. (NOTE: in 2012, monthly payment was $34,000)	$6,720,000	$7,000,000
Capex Term Loan - $6,000 payable monthly May 1, 2012 through April 1, 2017.	254,000	330,000
Capex Term Loan - $9,000 payable monthly October 1, 2012 through September 1, 2017.	389,000	493,000
	7,363,000	7,823,000
Less current maturities	460,000	460,000
	$6,903,000	$7,363,000

The aggregate amounts of long-term debt scheduled to mature in each of the years ended December 31, are approximately as follows: 2014—$460,000; 2015—$460,000; 2016—$460,000; and 2017—$5,983,000. Interest expense on long-term debt was approximately $254,000 and $325,000, respectively, for the years ended December 31, 2013 and 2012.

  NOTE 6—STOCK OPTIONS – STOCK COMPENSATION

At the Annual Meeting of Stockholders held May 23, 2012 (the “Annual Meeting”), the Company’s stockholders approved the P&F Industries, Inc. 2012 Stock Incentive Plan (the “2012 Plan”). The 2012 Plan authorizes the issuance, to employees, consultants and non-employee directors of nonqualified stock options, stock appreciation rights, restricted stock, performance shares, performance units, and other stock-based awards. In addition, employees are eligible to be granted incentive stock options under the 2012 Plan. The 2012 Plan is currently administered by the compensation committee of the Company’s Board of Directors (the “Committee”). The aggregate number of shares of the Company’s Class A Common Stock (“Common Stock”) that may be issued under the 2012 Plan may not exceed 325,000 shares; provided, however, that any shares of Common Stock that are subject to a stock option, stock appreciation right or other stock-based award that is based on the appreciation in value of a share of Common Stock in excess of an amount equal to at least the fair market value of the Common Stock on the date such other stock-based award is granted (each an “Appreciation Award”) will be counted against this limit as one share for every share granted. Any shares of restricted stock or shares of Common Stock that are subject to any other award other than Appreciation Award will be counted against this limit as 1.5 shares for every share granted.

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

With respect to stock options, the Committee will determine the number of shares of Common Stock subject to each option, the term of each option, which may not exceed ten years (or five years in the case of an incentive stock option granted to a 10% stockholder), the exercise price, the vesting schedule (if any), and the other material terms of each option. No stock option may have an exercise price less than the fair market value of the Common Stock at the time of grant (or, in the case of an incentive stock option granted to a 10% stockholder, 110% of fair market value). With respect to all other permissible grants under the 2012 Plan, the Committee will determine their terms and conditions, subject to the terms and conditions of the 2012 Plan.

The 2012 Plan, which terminates in May 2022, is the successor to the Company’s 2002 Stock Incentive Plan (“Previous Plan”) – see below. Stock option awards made under the Previous Plan will continue in effect and remain governed by the provisions of that plan.

The Company’s Previous Plan authorized the issuance to employees and directors of options to purchase a maximum of 1,100,000 shares of Common Stock. These options had to be issued within ten years of the effective date of the Previous Plan and are exercisable for a ten year period from the date of grant, at prices not less than 100% of the closing market value of the Common Stock on the date the option is granted. In the event options granted contained a vesting schedule over a period of years, the Company recognized compensation cost for these awards ratably over the service period.

The Company estimated the fair value of its common stock options using the following assumptions:

	For the years ended
	December 31, 2013	December 31, 2012

Risk-free interest rate	1.82%	Ranging from 1.64% to 1.74%
Expected term	10 years	10 years
Volatility	81.27%	Ranging from 81.47% to 81.44%
Dividend yield	0%	0%
Weighted-average fair value of options granted	$6.72	Ranging from $3.67 to $4.05

The following table contains information on the status of the Company’s stock options:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding, January 1, 2012	655,124	$6.50
Granted	42,000	4.93
Exercised	(52,000)	5.85
Expired	(60,436)	6.09
Outstanding, December 31, 2012	584,688	6.48
Granted	71,500	8.21
Exercised	(22,000)	3.80
Expired	(1,000)	11.20
Outstanding, December 31, 2013	633,188	$6.76	$951,000
Vested, December 31, 2013	511,688	$6.76	$841,000

All options that expired in 2013 and 2012 were issued under the Previous Plan.

The following is a summary of changes in non-vested shares, all of which are expected to vest:

	December 31,
	2013		2012
	Option Shares	Weighted Average Grant-Date Fair Value	Option Shares	Weighted Average Grant-Date Fair Value
Non-vested shares, beginning of year	141,000	$2.94	174,667	$2.43
Granted	71,500	6.72	42,000	4.03
Vested	(91,000)	2.64	(75,667)	2.37
Forfeited	—		—	—
Non-vested shares, end of year	121,500	$5.38	141,000	$2.94

Stock-based compensation expense recognized for the years ended December 31, 2013 and 2012 was approximately $338,000 and $192,000, respectively. The Company recognizes stock-based compensation cost over the requisite service period. However, the exercisability of the respective non-vested options, which are at pre-determined dates on a calendar year, does not necessarily correspond to the period(s) in which straight-line amortization of compensation cost is recorded.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2013:

	Options outstanding			Options Exercisable
Range of Exercise Prices	Number outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number exercisable	Weighted Average Life	Weighted Average Exercise Price
$7.90 - $8.06	115,688	0.5	$8.06	115,688	0.5	$8.06
$14.44 - $16.68	24,500	1.5	$16.50	24,500	1.5	$16.50
$11.20	87,500	3.5	$11.20	87,500	3.5	$11.20
$4.16	170,000	4.5	$4.16	170,000	4.5	$4.16
$3.05	60,000	7.0	$3.05	60,000	7.0	$3.05
$4.48 - $4.95	104,000	7.8	$4.80	54,000	7.7	$4.83
$8.21	71,500	9.3	$8.21	—	—	—
	633,188	4.8	$6.76	511,688	3.9	$6.76

Other Information

As of December 31, 2013, the Company had approximately $321,000 of total unrecognized compensation cost related to non-vested awards granted under its share-based plans, which it expects to recognize over a weighted-average period of one year.

At December 31, 2013 and 2012, there were 199,512 and 276,007 shares available for issuance under the 2012 Plan. At December 31, 2013, there were outstanding 113,500 options issued under the 2012 Plan and 519,688 options outstanding issued under the Previous Plan.

Restricted Stock

Pursuant to the 2012 Plan, the Company, in May 2013, granted 666 restricted shares of its common stock to each non-employee member of its Board of Directors, totaling 3,330 restricted shares. The Company determined that the fair value of these shares was $8.95, which was the closing price of the Company’s Common Stock on the date of the grant. These shares cannot be traded earlier than the first anniversary of the grant date. As such, the Company is ratably amortizing the total non-cash compensation expense of approximately $30,000 in its selling, general and administrative expenses through May 2014.

Pursuant to the 2012 Plan, the Company, in November 2012, granted 666 restricted shares of its common stock to each non-employee member of its Board of Directors, totaling 4,662 restricted shares. The Company determined that the fair value of these shares was $5.51, which was the closing price of the Company’s Common Stock on the date of the grant. These shares were restricted from trading until the first anniversary of the grant date. As such, the Company recorded non-cash compensation expense of approximately $26,000 in its selling, general and administrative expenses during the twelve-month period ended November 2013.

NOTE 7—INCOME TAXES

Income tax expense (benefit) in the consolidated statements of income consists of:

	Years Ended December 31,
	2013	2012
Current:
Federal	$(317,000)	$54,000
State and local	108,000	81,000
Total current	(209,000)	135,000
Deferred:
Federal	1,471,000	(2,171,000)
State and local	117,000	(79,000)
Total deferred	1,588,000	(2,250,000)
Totals	$1,379,000	$(2,115,000)

In accordance with the authoritative guidance issued by the FASB pertaining to the accounting for income taxes, the Company recorded, in years prior to 2012, a partial valuation allowance against certain of its deferred tax assets, since the Company believed that it was more likely than not that, based on evidence available at that time, the entire net deferred tax asset would not be realized in the foreseeable future. However, the Company believed that, based upon the fact that it has been profitable for the years ended December 31, 2010, 2011 and 2012, combined with its projected future sources of taxable income, it was appropriate to reduce the valuation allowance during 2012. As a result, in 2012 the Company recorded a net deferred tax benefit of $2,250,000, which resulted from a reduction in the valuation allowance on its deferred tax assets, partially offset by the utilization of deferred tax assets in 2012.

The Company has Federal net operating loss carryforwards at December 31, 2013 of approximately $6,500,000, which expire in 2030 through 2033. In addition, the Company recorded a full valuation allowance for certain state deferred tax assets, including a state net operating loss carryforward of approximately $29,000,000. The state net operating losses expire in 2027 through 2033. The Company believes it is more likely than not that the remaining tax benefits associated with these net deferred tax assets will not be realized in the foreseeable future, based upon its ability to generate sufficient state taxable income.

Deferred tax assets (liabilities) consist of:

	December 31,
	2013	2012
Deferred tax assets—current:
Bad debt reserves	$86,000	$103,000
Inventory reserves	989,000	1,005,000
Warranty and other reserves	314,000	211,000
	1,389,000	1,319,000
Valuation allowance	(11,000)	(23,000)
	1,378,000	1,296,000
Deferred tax liabilities—current:
Prepaid expenses	(210,000)	(157,000)
Net deferred tax assets—current	$1,168,000	$1,139,000
Deferred tax assets—non-current
Intangibles	$—	$1,982,000
Goodwill	—	1,407,000
Federal net operating loss	2,195,000	669,000
State net operating loss	614,000	449,000
Tax credits	128,000	108,000
Stock based compensation	455,000	319,000
Other	1,000	24,000
	3,393,000	4,958,000
Valuation allowance	(617,000)	(633,000)
	2,776,000	4,325,000
Deferred tax liabilities—non-current:
Depreciation	(1,032,000)	(1,114,000)
Intangibles	(144,000)	—
Goodwill	(6,000)	—
	(1,182,000)	(1,114,000)
Net deferred tax assets—non-current	$1,594,000	$3,211,000

As discussed in Note 1, on November 12, 2013, the Company sold the assets of the Kitchen and bath product line. The remaining tax basis intangibles and goodwill were written-off as a result of the sale. The deferred tax effect was to reduce tax basis intangibles and goodwill and increase the net operating loss carryforward.

A reconciliation of the Federal statutory rate to the total effective tax rate applicable to income from continuing operations is as follows:

	Years ended December 31,
	2013	2012
Federal income tax computed at statutory rates	34.0%	34.0%
(Decrease) increase in taxes resulting from:
State and local taxes, net of Federal tax benefit	3.2	—
Change in valuation allowance	(0.6)	(101.1)
Expenses not deductible for tax purposes	0.5	2.8
Lapse of statute of limitation on uncertain tax position	(6.8)	—
Increase in uncertain tax positions	—	0.4
Other	(0.3)	0.5
Income tax (benefit) expense	30.0%	(63.4)%

 The Company follows the authoritative guidance issued by the FASB that pertains to the accounting for uncertain tax matters. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Balance at January 1, 2012	$301,000
Interest accrual	14,000
Balance at January 1, 2013	315,000
Interest accrual	14,000
Lapse of statute of limitation on uncertain tax position	(329,000)
Balance at December 31, 2013	$—

Interest and penalties, if any, related to income tax liabilities are included in income tax expense.

The Company files a consolidated Federal tax return. The Company and certain of its subsidiaries file tax returns in various U.S. state jurisdictions. With few exceptions, the years that remain subject to examination are the years ended December 31, 2010 through December 31, 2012. During the current year, the Company received notification from the Internal Revenue Service of an examination for the year ended December 31, 2010.

NOTE 8—COMMITMENTS AND CONTINGENCIES

(a) The Company maintains a contributory defined contribution plan that covers all eligible employees. All contributions to this plan are discretionary. Amounts recognized as expense for contributions to this plan were $363,000 and $388,000 for the years ended December 31, 2013 and 2012, respectively.

(b) Effective January 1, 2012, the Company entered into an employment agreement with its Chief Executive Officer (“CEO”). The employment agreement provides for the CEO to serve as the Company’s President and CEO and, if elected by the Board of Directors, Chairman of the Board, for a term expiring on December 31, 2014, unless sooner terminated pursuant to the provisions of the employment agreement. Pursuant to the employment agreement, the CEO will receive a minimum annual base salary of $650,000, which will be reviewed annually by the compensation committee of the Board and may be increased, but not decreased, from time to time. The CEO is eligible for an annual discretionary incentive payment under the Company’s Executive 162(m) Bonus Plan. The CEO also receives (i) senior executive level employee benefits, (ii) an annual payment of $45,064 to cover premiums on a life insurance policy, (iii) a Company provided automobile and payment of certain related expenses, and (iv) payment and/or reimbursement of certain legal and consultants’ fees in connection with the employment agreement.

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

(c) At December 31, 2013 and 2012, the Company had open purchase order commitments totaling approximately $10,443,000 and $15,723,000, respectively.

(d) The Company is a defendant or co-defendant in various actions brought about in the ordinary course of conducting its business. The Company does not believe that any of these actions are material to the consolidated financial position, results of operations or cash flows of the Company.

(e) The Company leases certain facilities and equipment through 2021. Generally, the facility leases carry renewal provisions and require the Company to pay maintenance costs. Rental payments may be adjusted for increases in taxes and insurance above specified amounts. Operating lease expense for 2013 and 2012 was $308,000 and $220,000, respectively. Future minimum payments under non-cancelable operating leases with initial or remaining terms of more than one year as of December 31, 2013 were as follows:

2014	$273,000
2015	153,000
2016	86,000
2017	55,000
2018	55,000
Thereafter	115,000

$737,000

NOTE 9—BUSINESS SEGMENTS

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

The following table presents financial information by segment for the years ended December 31, 2013 and 2012. Segment operating income excludes general corporate expenses, interest expense and income taxes. Identifiable assets are those assets directly owned or utilized by the particular business.

Year ended December 31, 2013	Consolidated	Tools	Hardware

Net revenues from unaffiliated customers	$76,066,000	$55,574,000	$20,492,000
Segment operating income	$10,328,000	$7,204,000	$3,124,000
General corporate expense	(5,321,000)
Interest expense	(403,000)
Income before income taxes	$4,604,000
Segment assets	$49,893,000	$38,984,000	$10,909,000
Corporate assets	3,348,000
Total assets	$53,241,000
Long-lived assets, including $22,000 of corporate assets	$16,881,000	$12,303,000	$4,556,000

Year ended December 31, 2012	Consolidated	Tools	Hardware

Net revenues from unaffiliated customers	$59,871,000	$42,141,000	$17,730,000
Segment operating income	$9,397,000	$6,714,000	$2,683,000
General corporate expense	(5,575,000)
Interest expense	(526,000)
Income before income taxes	$3,296,000
Segment assets	$50,103,000	$38,062,000	$12,041,000
Corporate assets	5,054,000
Total assets	$55,157,000
Long-lived assets, including $24,000 of corporate assets	$18,004,000	$13,426,000	$4,554,000

Depreciation expense for the Tools and Hardware segments for the year ended December 31, 2013 was $1,350,000 and $195,000, respectively and $1,250,000 and $192,000, respectively, for the year ended December 31, 2012. Amortization expense for the Tools and Hardware segments for the year ended December 31, 2013 was $208,000 and $60,000, respectively and $354,000 and $58,000, respectively, for the year ended December 31, 2012. There were no impairment charges recorded in 2013 or 2012.

NOTE 10—RELATED PARTY TRANSACTIONS

 The president of one of the Company’s subsidiaries is part owner of one of that subsidiary’s vendors. During the years ended December 31, 2013 and 2012, the Company purchased approximately $882,000 and $971,000, respectively, of product from this vendor. At December 31, 2013 and 2012, the Company had trade payables to this vendor of $128,000 and $65,000, respectively. Additionally, during 2013 and 2012, the Company recorded sales to this vendor of $100,000 and $47,000, respectively. All transactions were made at arms-length.

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

Our management, with the participation of our CEO and CFO, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our internal control over financial reporting, as of December 31, 2013. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the most recently completed fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

 PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is incorporated by reference to the Company’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in May 2014, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s year ended December 31, 2013.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

			Page
a)	List of Financial Statements, Financial Statement Schedules, and Exhibits
	(1)	List of Financial Statements	20
		The consolidated financial statements of the Company and its subsidiaries are included in Item 8 of Part II of this report.	22
	(2)	All schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
	(3)	List of Exhibits	46

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

3.2	By-laws of the Registrant (as amended on January 14, 2013) (Incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

4.1	Rights Agreement, dated as of August 19, 2004, between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A dated August 19, 2004).

10.1	Loan and Security Agreement, dated as of October 25, 2010, among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech, Machine, Inc., Nationwide Industries, Inc., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P., and Capital One Leverage Finance Corporation, as agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 25, 2010).

10.2	Revolver Note, dated October 25, 2010, executed by the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech, Machine, Inc. and Nationwide Industries, Inc. in favor of Capital One Leverage Finance Corporation, as agent, in the original principal amount of $15,910,000 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K dated October 25, 2010).

10.3	Term Loan Note, dated October 25, 2010, executed by the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech, Machine, Inc. and Nationwide Industries, Inc. in favor of Capital One Leverage Finance Corporation, as agent, in the original principal amount of $6,090,000 (Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K dated October 25, 2010).

10.4	Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated as of October 25, 2010, made by Countrywide Hardware, Inc. in favor of Capital One Leverage Finance Corporation, as agent (Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K dated October 25, 2010).

Exhibit
Number	Description of Exhibit

10.5	Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated as of October 25, 2010, made by Florida Pneumatic Manufacturing Corporation. in favor of Capital One Leverage Finance Corporation, as agent(Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K dated October 25, 2010).

10.6	Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated as of October 25, 2010, made by Hy-Tech Machine, Inc.. in favor of Capital One Leverage Finance Corporation, as agent (Incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K dated October 25, 2010).

10.7	First Amendment to Loan and Security Agreement, dated as of September 21, 2011, among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech, Machine, Inc., Nationwide Industries, Inc., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P., and Capital One Leverage Finance Corporation, as agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 21, 2011).

10.8	Second Amendment to Loan and Security Agreement, dated as of November 21, 2011, among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech, Machine, Inc., Nationwide Industries, Inc., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P., and Capital One Leverage Finance Corporation, as agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 21, 2011).

10.9	Capex Term Note, dated November 21, 2011, executed by the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech, Machine, Inc. and Nationwide Industries, Inc. in favor of Capital One Leverage Finance Corporation, as agent, in the principal amount of up to $2,500,000 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 21, 2011).

10.10	Third Amendment to Loan and Security Agreement, dated as of December 19, 2012, among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P., and Capital One Leverage Finance Corporate, as lender and agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 19, 2012).

10.11	Fourth Amendment to Loan and Security Agreement, dated as of May 22, 2013, among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P., and Capital One Leverage Finance Corporate, as lender and agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.12	Amended and Restated Revolver Note, dated December 19, 2012, executed by Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc. and Nationwide industries, Inc. in favor of Capital One Leverage Finance Corporation in the original principal amount of $20,000,000 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 19, 2012).

10.13	Amended and Restated Term Loan Note, dated December 19, 2012, executed by Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc. and Nationwide industries, Inc. in favor of Capital One Leverage Finance Corporation in the original principal amount of $7,000,000 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 19, 2012).

10.14	First Amendment to Open-End Mortgage, Security Agreement, Assignment of Leases and Rents and Financing Statement dated as of December 19, 2012, made by Hy-Tech Machine, Inc. in favor of Capital One Leverage Finance Corporation, as agent (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated December 19, 2012).

Exhibit
Number	Description of Exhibit
10.15	Second Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated as of December 19, 2012, made by Countrywide Hardware, Inc. in favor of Capital One Leverage Finance Corporation, as agent (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated December 19, 2012).

10.16	Second Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated as of December 19, 2012, made by Florida Pneumatic Manufacturing Corporation in favor of Capital One Leverage Finance Corporation, as agent (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated December 19, 2012).

10.17	*Executive Employment Agreement, dated as of January 1, 2012, between the Registrant and Richard A. Horowitz (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 29, 2011).

10.18	*2002 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.19	*2012 Stock Incentive Plan of the Registrant (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement with respect to the Registrant’s 2012 Annual Meeting of Stockholders).

10.20	*Amended and Restated Executive 162(m) Bonus Plan of the Registrant effective as of May 25, 2011 (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement with respect to the Registrant’s 2011 Annual Meeting of Stockholders).

10.21	*Severance Agreement between the Registrant and Joseph A. Molino, Jr., effective as of June 22, 2012 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 22, 2012).

10.22	Amended and Restated Secured Subordinated Promissory Note, dated October 25, 2010, executed by the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech, Machine, Inc., Nationwide Industries, Inc., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc. and Woodmark International, L.P.in favor of Richard Horowitz, in the original principal amount of $250,000 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated October 25, 2010).

10.23	Prepayment Agreement between Richard A. Horowitz and the Registrant dated July 24, 2012 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 22, 2012).

21	Subsidiaries of the Registrant (Filed herein).

23.1	Consent of Independent Registered Public Accounting Firm (Filed herein).

31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herein).

31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herein).

32.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herein).

32.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herein).

101	** XBRL Interactive Data

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

P&F INDUSTRIES, INC.

(Registrant)

By:	/s/ Richard A. Horowitz	By:	/s/ Joseph A. Molino, Jr.
	Richard A. Horowitz		Joseph A. Molino, Jr.
	Chairman of the Board		Vice President
	President		Principal Financial and
	Principal Executive Officer		Accounting Officer
	Date: March 28, 2014		Date: March 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Richard A. Horowitz	Director	March 28, 2014
Richard A. Horowitz

/s/ Jeffrey D. Franklin	Director	March 28, 2014
Jeffrey D. Franklin

/s/ Howard Brod Brownstein	Director	March 28, 2014
Howard Brod Brownstein

/s/ Kenneth M. Scheriff	Director	March 28, 2014
Kenneth M. Scheriff

/s/ Mitchell A. Solomon	Director	March 28, 2014
Mitchell A. Solomon

/s/ Richard Randall	Director	March 28, 2014
Richard Randall

