Form 10-Q
period 2014-03-31
P&F INDUSTRIES INC
filed 2014-05-14
CIK 75340

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

As of May 12, 2014 there were 3,695,177 shares of the registrant’s Class A Common Stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I - FINANCIAL INFORMATION

Item 1.                Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS

Cash	$583,000	$413,000
Accounts receivable — net	9,889,000	8,739,000
Inventories – net	22,689,000	22,974,000
Deferred income taxes — net	1,168,000	1,168,000
Prepaid expenses and other current assets	878,000	829,000
TOTAL CURRENT ASSETS	35,207,000	34,123,000

PROPERTY AND EQUIPMENT
Land	1,550,000	1,550,000
Buildings and improvements	7,633,000	7,626,000
Machinery and equipment	18,781,000	18,606,000
	27,964,000	27,782,000
Less accumulated depreciation and amortization	17,927,000	17,553,000
NET PROPERTY AND EQUIPMENT	10,037,000	10,229,000

GOODWILL	5,150,000	5,150,000

OTHER INTANGIBLE ASSETS — net	1,444,000	1,502,000

DEFERRED INCOME TAXES — net	1,363,000	1,594,000

OTHER ASSETS — net	611,000	643,000

TOTAL ASSETS	$53,812,000	$53,241,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)	(audited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES

Short-term borrowings	$2,250,000	$360,000
Accounts payable	2,495,000	3,006,000
Accrued liabilities	2,271,000	3,520,000
Current maturities of long-term debt	460,000	460,000
TOTAL CURRENT LIABILITIES	7,476,000	7,346,000

Long–term debt, less current maturities	6,788,000	6,903,000
Other liabilities	258,000	262,000

TOTAL LIABILITIES	14,522,000	14,511,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued – 4,040,000 at March 31, 2014 and 4,038,000 at December 31, 2013	4,040,000	4,038,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	11,900,000	11,798,000
Retained earnings	26,333,000	25,871,000
Treasury stock, at cost – 345,000 shares at March 31, 2014 and 344,000 shares at December 31, 2013	(2,983,000)	(2,977,000)

TOTAL SHAREHOLDERS’ EQUITY	39,290,000	38,730,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$53,812,000	$53,241,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended March 31,
	2014	2013
Net revenue	$15,932,000	$20,709,000
Cost of sales	9,897,000	12,975,000
Gross profit	6,035,000	7,734,000
Selling, general and administrative expenses	5,227,000	6,610,000
Operating income	808,000	1,124,000
Interest expense	89,000	131,000
Income before income taxes	719,000	993,000
Income tax expense	257,000	372,000
Net income	$462,000	$621,000

Basic earnings per share	$0.13	$0.17

Diluted earnings per share	$0.12	$0.16

Weighted average common shares outstanding:
Basic	3,694,000	3,673,000
Diluted	3,878,000	3,860,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

		Class A Common		Additional
		Stock, $1 Par		paid-in	Retained	Treasury stock
	Total	Shares	Amount	capital	earnings	Shares	Amount

Balance, January 1, 2014	$38,730,000	4,038,000	$4,038,000	$11,798,000	$25,871,000	(344,000)	$(2,977,000)

Net income	462,000	—	—	—	462,000	—	—

Exercise of stock options	1,000	2,000	2,000	5,000	—	(1,000)	(6,000)

Restricted stock	7,000	—	—	7,000	—	—	—

Stock-based compensation	90,000	—	—	90,000	—	—	—

Balance, March 31, 2014	$39,290,000	4,040,000	$4,040,000	$11,900,000	$26,333,000	(345,000)	$(2,983,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months
	ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net income	$462,000	$621,000

Adjustments to reconcile net income to net cash used in operating activities:
Non-cash charges:
Depreciation and amortization	374,000	394,000
Amortization of other intangible assets	58,000	76,000
Amortization of debt issue costs	22,000	22,000
(Recovery of) provision for losses on accounts receivable	(8,000)	27,000
Stock-based compensation	90,000	47,000
Restricted stock-based compensation	7,000	7,000
Deferred income taxes	231,000	298,000

Changes in operating assets and liabilities:
Accounts receivable	(1,142,000)	(6,702,000)
Inventories	285,000	600,000
Prepaid expenses and other current assets	(49,000)	(306,000)
Other assets	11,000	(6,000)
Accounts payable	(511,000)	(1,608,000)
Accrued liabilities	(1,249,000)	(1,211,000)
Other liabilities	(4,000)	(4,000)
Total adjustments	(1,885,000)	(8,366,000)
Net cash used in operating activities	$(1,423,000)	$(7,745,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months
	ended March 31,
	2014	2013
Cash Flows from Investing Activities:
Capital expenditures	$(182,000)	$(143,000)
Net cash used in investing activities	(182,000)	(143,000)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	15,712,000	19,954,000
Repayments of short-term borrowings	(13,822,000)	(12,064,000)
Repayments of term loan	(115,000)	(115,000)
Net cash provided by financing activities	1,775,000	7,775,000

Net increase (decrease) in cash	170,000	(113,000)
Cash at beginning of period	413,000	695,000
Cash at end of period	$583,000	$582,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$68,000	$102,000
Income taxes	$18,000	$8,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company, as defined below, these unaudited consolidated financial statements include all adjustments necessary to present fairly the information set forth therein. All such adjustments are of a normal recurring nature. Results for interim periods are not necessarily indicative of results to be expected for a full year.

The unaudited consolidated balance sheet information as of December 31, 2013 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The interim financial statements contained herein should be read in conjunction with that Report.

Principles of Consolidation

The unaudited consolidated financial statements contained herein include the accounts of P&F Industries, Inc. and its subsidiaries, (“P&F” or the “Company”). All significant intercompany balances and transactions have been eliminated. Certain amounts in the financial statements and related footnotes have been reclassified to conform to classifications used in the current year.

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

Hy-Tech manufactures and distributes its own line of industrial pneumatic tools. Hy-Tech also produces and markets impact wrenches, grinders, drills, and motors. Further, it also manufactures tools to customer unique specifications. Its customers include refineries, chemical plants, power generation, heavy construction, oil and mining companies. In addition, Hy-Tech manufactures an extensive line of pneumatic tool replacement parts that are sold competitively to the original equipment manufacturer (“OEM”). It also manufactures and distributes high pressure stoppers for hydrostatic testing fabricated pipe, gears, sprockets, splines and racks. It also produces a line of siphons.

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

Additionally, Nationwide marketed a Kitchen and bath product line. However, effective November 12, 2013, Nationwide sold to an unrelated third party all inventory, intangibles and certain fixed assets attributable to its Kitchen and bath product line.

Management Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in those financial statements.  Certain significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, inventory, goodwill, intangible assets and other long-lived assets, income taxes and deferred taxes.  Descriptions of these policies are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate.  As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions.  Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Recently Adopted Accounting Standards

Management does not believe that any other recently issued, but not yet effective accounting standards, if currently adopted would have a material effect on our consolidated financial statements.

NOTE 2 — EARNINGS PER SHARE

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

The following table sets forth the elements of basic and diluted earnings per common share:

	Three months ended
	March 31,
	2014	2013
Numerator:
Numerator for basic and diluted earnings per common share:
Net income	$462,000	$621,000

Denominator:
Denominator for basic earnings per share weighted average common shares outstanding	3,694,000	3,673,000
Dilutive securities (1)	184,000	187,000
Denominator for diluted earnings per share weighted average common shares outstanding	3,878,000	3,860,000

(1)    Dilutive securities consist of “in the money” stock options.

At March 31, 2014 and 2013 and during the three-month periods ended March 31, 2014 and 2013, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Common Stock for the period. These options are anti-dilutive and are excluded from the computation of earnings per share. The weighted average of anti-dilutive stock options outstanding was as follows:

	Three months ended
	March 31,
	2014	2013
Weighted average anti-dilutive stock options outstanding	299,000	229,000

NOTE 3 - STOCK-BASED COMPENSATION

During the three month periods ended March 31, 2014 and 2013, the Company did not grant any stock options or issue any Common Stock awards.

The following is a summary of the changes in outstanding options during the three-month period ended March 31, 2014:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2014	633,188	$6.76	4.8	$951,000
Granted	—	—		—
Exercised	(1,500)	4.06
Forfeited	—	—
Expired	—	—
Outstanding, March 31, 2014	631,688	$6.77	4.6	$1,220,000

Vested and expected to vest, March 31, 2014	510,688	$6.76	3.7	$1,070,000

The following is a summary of changes in non-vested options for the three months ended March 31, 2014:

	Option Shares	Weighted Average Grant- Date Fair Value
Non-vested options, January 1, 2014	121,500	$5.38
Granted	—	—
Vested	(500)	2.80
Forfeited	—	—
Non-vested options, March 31, 2014	121,000	$5.39

The number of shares of Common Stock available for issuance under the 2012 Stock Incentive Plan as of March 31, 2014 was 199,512. At March 31, 2014, there were 113,500 options outstanding issued under the 2012 Stock Incentive Plan and 518,188 options outstanding issued under the 2002 Stock Incentive Plan.

Treasury Stock

On March 31, 2014 the Company received 792 shares of its Common Stock, tendered as payment for the exercise of options to purchase 1,500 shares of Common Stock. The value of the tendered shares of Common Stock, was approximately $6,000, and was based on the fair value of such shares, determined by closing price of the Company’s Common Stock on the day prior.   The Company recorded this transaction as an increase to its Treasury Stock.

NOTE 4 - ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	March 31, 2014	December 31, 2013
Accounts receivable	$10,117,000	$8,975,000
Allowance for doubtful accounts	(228,000)	(236,000)
	$9,889,000	$8,739,000

NOTE 5 - INVENTORIES

Inventories - net consist of:

	March 31, 2014	December 31, 2013
Raw material	$1,857,000	$1,836,000
Work in process	624,000	475,000
Finished goods	22,406,000	22,924,000
	24,887,000	25,235,000
Reserve for obsolete and slow-moving inventories	(2,198,000)	(2,261,000)
	$22,689,000	$22,974,000

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

During the three-month period ended March 31, 2014 there was no change to the carrying value of goodwill.

Other intangible assets were as follows:

	March 31, 2014			December 31, 2013
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships	$5,070,000	$4,127,000	$943,000	$5,070,000	$4,087,000	$983,000
Trademarks	199,000	—	199,000	199,000	—	199,000
Drawings	290,000	101,000	189,000	290,000	97,000	193,000
Licensing	305,000	192,000	113,000	305,000	178,000	127,000
Totals	$5,864,000	$4,420,000	$1,444,000	$5,864,000	$4,362,000	$1,502,000

  Amortization expense for intangible assets subject to amortization was as follows:

Three months ended March 31,
2014	2013
$58,000	$76,000

Amortization expense for each of the twelve-month periods ending March 31, 2015 through March 31, 2019 is estimated to be as follows: 2015 - $233,000; 2016 - $230,000; 2017 - $175,000; 2018 - $175,000 and 2019 - $175,000.  The weighted average amortization period for intangible assets was 6.6 years at March 31, 2014 and 6.8 years at December 31, 2013.

NOTE 7 - DEBT

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

The balance of Revolver borrowings outstanding was $2,250,000 and $360,000, at March 31, 2014 and December 31, 2013, respectively. Applicable Margins added to Revolver borrowings at LIBOR and the Base Rate were 1.75% and 0.75%, respectively at March 31, 2014 and December 31, 2013.

The Company is required to provide, among other things, monthly financial statements, monthly borrowing base certificates and certificates of compliance with various financial covenants. The Company believes it is in compliance with all covenants. As part of the Credit Agreement, if an event of default occurs, COLF has the option to, among other things, increase the interest rate by two percent per annum during the period of default.

LONG-TERM LOANS

The Credit Agreement also provides for a $7,000,000 Term Loan (the “Term Loan”), which is secured by mortgages on the Real Property, accounts receivable, inventory and equipment.  Term Loan borrowings incur interest at LIBOR or the Base Rate plus the Applicable Margins, which were 3.00% and 2.00%, respectively, at March 31, 2014 and December 31, 2013.

Additionally, the Company borrowed $380,000 and $519,000 in March 2012 and September 2012, respectively, as loans primarily for machinery and equipment (“Capex Term Loans”). Applicable Margins added to these Capex Term Loans at both March 31, 2014 and December 31, 2013 were 3.00% and 2.00%, for borrowings at LIBOR and the Base Rate, respectively.

Long-term debt consists of:

	March 31, 2014	December 31, 2013
Term loan - $23,000 payable monthly January 1, 2013 through December 1, 2017, balance due December 19, 2017.	$6,650,000	$6,720,000
Capex Term Loan - $6,000 payable monthly May 1, 2012 through April 1, 2017.	235,000	254,000
Capex Term Loan - $9,000 payable monthly October 1, 2012 through September 1, 2017.	363,000	389,000
	7,248,000	7,363,000
Less current maturities	460,000	460,000
	$6,788,000	$6,903,000

NOTE 8 - RELATED PARTY TRANSACTIONS

The president of one of the Company’s subsidiaries is part owner of one of the subsidiary’s vendors. During the three-month periods ended March 31, 2014 and 2013, the Company purchased approximately $263,000 and $228,000, respectively, of product from this vendor. At March 31, 2014 and December 31, 2013, the Company had trade payables to this vendor of $160,000 and $128,000, respectively. All transactions were made at arms-length.

NOTE 9 - BUSINESS SEGMENTS

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

Three months ended March 31, 2014	Consolidated	Tools	Hardware

Revenue	$15,932,000	$11,191,000	$4,741,000

Segment operating income	$2,219,000	$1,328,000	$891,000
General corporate expense	(1,411,000)
Interest expense	(89,000)
Earnings before income taxes	$719,000

Segment assets	$50,659,000	$37,385,000	$13,274,000
Corporate assets	3,153,000
Total assets	$53,812,000

Long-lived assets, including $20,000 at corporate	$16,631,000	$12,032,000	$4,579,000

Three months ended March 31, 2013	Consolidated	Tools	Hardware

Revenue	$20,709,000	$15,629,000	$5,080,000

Segment operating income	$2,528,000	$1,714,000	$814,000
General corporate expense	(1,404,000)
Interest expense	(131,000)
Earnings before income taxes	$993,000

Segment assets	$55,948,000	$42,168,000	$13,780,000
Corporate assets	4,829,000
Total assets	$60,777,000

Long-lived assets, including $17,000 at corporate	$17,677,000	$13,134,000	$4,526,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of P&F Industries, Inc. and subsidiaries (“P&F”, or the “Company”). P&F and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” and their opposites and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. Any forward-looking statements contained herein, including those related to the Company’s future performance, are based upon the Company’s historical performance and on current plans, estimates and expectations. All forward-looking statements involve risks and uncertainties. These risks and uncertainties could cause the Company’s actual results for the 2014 fiscal year and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company for a number of reasons, as previously disclosed in the Company’s public filings, including in its Annual Report on Form 10-K for the year ended December 31, 2013. Forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

Hy-Tech manufactures and distributes pneumatic tools and parts for industrial applications. Hy-Tech manufactures approximately ninety types of industrial pneumatic tools, ranging in price from $300 to $7,000, under the names “ATP”, “Thaxton”, “THOR” and “Eureka”, as well as under the trade names or trademarks of other private label customers. This line of products includes grinders, drills, saws, impact wrenches and pavement breakers. Additionally, Hy-Tech manufactures and distributes high pressure stoppers for hydrostatic testing of fabricated pipe, gears, sprockets, splines, and racks. Their business is not seasonal, but it may be subject to significant periodic changes resulting from scheduled shutdowns in refineries, power generation facilities and chemical plants.

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

 Effective November 12, 2013, Nationwide sold to an unrelated third party, all inventory, intangibles and certain fixed assets attributable to its Kitchen and bath product line.  The net impact of this transaction was immaterial to the Company’s operations.

Overview

During the first quarter of 2014, our results of operations were impacted by a number a factors.

•	The most significant factor in the decline in revenue is the result of the major roll-out to The Home Depot (“THD”), which comprised the initial stocking of inventory that did not reoccur this year.
•	Further, we believe the harsh, extensive winter weather adversely impacted the performance of all of our operating subsidiaries, particularly during the months of January and February 2014. We continue to encounter an industry-wide general softness in the pneumatic tools market, both at Hy-Tech and Florida Pneumatic. At the present time it is difficult to predict when this sluggishness will subside.
•	However, our Hardware segment’s operating income improved 9.5% over the prior year, despite lower revenue, which was the result of the sale of the Kitchen and bath product line in November 2013.

KEY INDICATORS

Economic Measures

Much of our business is driven by the ebbs and flows of the general economic conditions in both the United States and, to a lesser extent, abroad.  Further, it is important to note that a major portion of our revenue is consumer driven. Our Tools segment does not focus on, or utilize specific economic measures or indicators, it therefore focuses on marketing its products to a wide array of customer types including, but not limited to large retailers, aerospace manufacturers, large and small resellers of pneumatic tools and parts; and automotive related customers. In addition to general economic conditions, our Hardware segment utilizes such economic measures as new housing starts, and other indices that measure home repairs and the like.

Another factor relevant to us is the cost of the raw materials in our products. Specifically, with respect to our Tools segment, key raw materials include metals, especially various types of steel and aluminum. The costs of raw materials in our Hardware products, most of which are made overseas, include such materials as metals, plastics and magnets. Also important is the value of the dollar in relation to the Taiwan dollar, as we purchase a significant portion of our products from Taiwan in the local currency. Purchases from Chinese sources are made in U.S. dollars. However, if the Chinese currency, the Renminbi, were to be revalued against the dollar, there could be a significant negative impact on the cost of our products.

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

There have been no material changes in our critical accounting policies and estimates from those discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

RESULTS OF OPERATIONS

All revenue is generated in U.S. dollars and is not impacted by changes in foreign currency exchange rates. Unless otherwise discussed below, we believe that our relationships with our key customers, given current economic conditions, remain satisfactory. There were no major trends or uncertainties that had, or we could reasonably expect could have, a material impact on our revenue.   Further, there was no unusual or infrequent event, transaction or any significant economic change that materially affected our results of operations. However, we believe that the prolonged, inclement weather during the first quarter of 2014 negatively impacted our results for the three-month period ended March 31, 2014.

The table below provides an analysis of our net revenue for the three-month periods ended March 31, 2014 and 2013:

Revenue

	Three months ended March 31,
			Increase (decrease)
	2014	2013	$	%
Tools
Florida Pneumatic	$7,475,000	$11,462,000	$(3,987,000)	(34.8)%
Hy-Tech	3,716,000	4,167,000	(451,000)	(10.8)
Tools Total	11,191,000	15,629,000	(4,438,000)	(28.4)

Hardware
Hardware Total	4,741,000	5,080,000	(339,000)	(6.7)

Consolidated	$15,932,000	$20,709,000	$(4,777,000)	(23.1)%

Tools

Florida Pneumatic markets its air tool products to two primary sectors within the pneumatic tool market; retail and industrial/catalog. Additionally, Florida Pneumatic also markets, to a much lesser degree, air tools to the automotive market. It also generates revenue from its Berkley products line as well as a line of air filters and other OEM parts (“Other”).

	Three months ended March 31,
	2014		2013		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Retail customers	$5,291,000	70.8%	$8,878,000	77.5%	$(3,587,000)	(40.4)%
Industrial/catalog	1,505,000	20.1	1,919,000	16.7	(414,000)	(21.6)
Automotive	296,000	4.0	267,000	2.3	29,000	10.9
Other	383,000	5.1	398,000	3.5	(15,000)	(3.8)
Total	$7,475,000	100.0%	$11,462,000	100.0%	$(3,987,000)	(34.8)%

The primary cause of the decline in Retail revenue at Florida Pneumatic is due to the initial roll-out to THD occurring in the first quarter of 2013, compared to first quarter of 2014 shipments to THD, which were at normal/expected replenishment levels. Additionally, there was a slight decline in its Sears Holdings Corporation revenue further impacting our quarterly results. The decline in the Industrial/catalog revenue was due in part to an on-going reduction of orders from our catalog customers. We believe certain catalog customers have added additional air tool suppliers, thus reducing our revenue from these customers. Industrial revenue remains sluggish, most notably in the aerospace market. We believe this weakness may continue at least through the first half of 2014. First quarter of 2014 Automotive product revenue improved when compared to the same period in 2013. Florida Pneumatic’s Other revenue, which includes its Berkley product line, air filters and other OEM products, declined when compared to the same period in 2013, primarily due to Florida Pneumatic’s decision to place greater emphasis on expanding its other product lines.

Hy-Tech focuses primarily on the industrial sector of the pneumatic tools market.  Hy-Tech manufactures and markets its own value-added line of air tools and parts, as well as distributes a complementary line of sockets (“ATP”).

	Three months ended March 31,
	2014		2013		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
ATP	$2,562,000	68.9%	$2,860,000	68.6%	$(298,000)	(10.4)%
Other	451,000	12.2	487,000	11.7	(36,000)	(7.4)
Major customer	703,000	18.9	820,000	19.7	(117,000)	(14.3)

Total	$3,716,000	100.0%	$4,167,000	100.0%	$(451,000)	(10.8)%

Primary factors contributing to the net decline in ATP product line revenue include, but are not limited to the prolonged harsh winter conditions across the United States, and to a lesser extent the placement of purchase orders from overseas customers that occurred in the first quarter of 2013, which we anticipate will occur later in 2014. Hy-Tech’s Other revenue, which consists of the sale of gears, sprockets, splines, plus hydraulic stoppers, as well as other machine-made parts and tools, declined due primarily to weaker than expected gear volume. Revenue from its Major customer declined, as we believe this customer continues to reduce its world-wide inventory levels.

Hardware

Our Hardware segment, which currently consists of only Nationwide, generates revenue from the sale of fence and gate hardware, kitchen and bath accessories, OEM products and patio hardware.

	Three months ended March 31,
	2014		2013		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Fence and gate hardware	$3,932,000	82.9%	$3,639,000	71.6%	$293,000	8.1%
OEM	399,000	8.4	349,000	6.9	50,000	14.3
Patio	410,000	8.7	390,000	7.7	20,000	5.1
Kitchen and bath	—	—	702,000	13.8	(702,000)	(100.0)

Total	$4,741,000	100.0%	$5,080,000	100.0%	$(339,000)	(6.7)%

Fence and gate hardware continue to be the driving force at Nationwide. Its growth is due primarily to an expanding customer base as well as new product releases. When comparing the first quarter of 2014 to the same period in 2013, the OEM product line revenue increase is due primarily to inventory level adjustments at a major customer, as well as slight up-tick in new home construction. The increase in patio revenue is due primarily to increased activity in the sale of foreclosed home units occurring primarily in Florida.

In November 2013, Nationwide sold all inventory, intangibles and certain fixed assets attributable to its Kitchen and bath product line to an unrelated third party. The net impact of this sale was immaterial to the Company’s operations.

Gross Margins / Profits

	Three months ended March 31,		Increase (decrease)
	2014	2013	Amount		%
Tools	$4,149,000	$5,819,000	$(1,670,000)		(28.7)%
As percent of respective revenue	37.1%	37.2%	(0.1	)pts.
Hardware	$1,886,000	$1,915,000	$(29,000)		(1.5)%
As percent of respective revenue	39.8%	37.7%	2.1	pts.
Consolidated	$6,035,000	$7,734,000	$(1,699,000)		(22.0)%
As percent of respective revenue	37.9%	37.3%	0.6	pts.

Tools

	Three months ended March 31,		Increase (decrease)
	2014	2013	Amount		%
Florida Pneumatic	$2,626,000	$4,046,000	$(1,420,000)		(35.1)%
As percent of respective revenue	35.1%	35.3%	(0.2	)%pts.

Hy-Tech	$1,523,000	$1,773,000	$(250,000)		(14.1)%
As percent of respective revenue	41.0%	42.5%	(1.5	)%pts.

Total Tools	$4,149,000	$5,819,000	$(1,670,000)		(28.7)%
As percent of respective revenue	37.1%	37.2%	(0.1	)%pts.

The primary factor contributing to the slight decline in Florida Pneumatic’s gross margin is product mix. However, the primary factor to the reduced gross profit was the result of lower revenue, as discussed earlier. Hy-Tech’s base gross margin improved slightly; however, lower absorption of manufacturing overhead due to lower machine hours caused its overall gross margins to be lower than a year ago. The reduced gross margin on lower revenue resulted in a 14.1% decline in Hy-Tech’s gross profit.

Hardware

First quarter 2014 gross margin at Nationwide improved primarily due to the elimination of the Kitchen & bath product line, which generally provided a lower gross margin than that of Nationwide’s other product lines. However, due to the revenue reduction of $339,000, Nationwide’s fiscal first quarter of 2014 gross profit declined $29,000, compared to the same period in 2013.

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

During the first quarter of 2014, our SG&A was $5,227,000, or 32.8% of revenue, compared to $6,610,000, or 31.9% of revenue during the same three-month period in 2013. A significant factor contributing to the decrease in SG&A is the reduction of $552,000 in incremental variable costs associated with the decline in Retail revenue at Florida Pneumatic, which includes among other costs, commissions, warranty costs, freight out and advertising/promotional fees. Additionally, included in our first quarter 2013 SG&A, was a one-time fee of $700,000 incurred by Florida Pneumatic in connection with the initial roll-out to THD. Further, our first quarter of 2014 SG&A compensation, which is comprised of base salaries and wages, accrued performance-based bonus incentives, associated payroll taxes and employee benefits decreased by $68,000, when compared to the same period in the prior year. Lastly, depreciation and amortization expenses declined an aggregate $32,000.

Interest

Our interest expense during the first quarter of 2014 was $89,000, compared to $131,000 for the same period in the prior year. The most significant factor affecting interest expense was a reduction in the applicable loan margins that are added to both our LIBOR (London InterBank Offered Rate) or Base Rate, as defined in the Credit Agreement borrowings. See Liquidity and Capital Resources for further discussion on the applicable margin rate reductions. The average balance of short-term borrowings during the first quarter of 2014 was $1,116,000, compared to $7,244,000 during the same three-month period in 2013.   Included in our interest expense is amortization expense of debt financing costs of $22,000 in both the first quarter of 2014 and 2013.

Income Taxes

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision on a year-to-date basis and may change in subsequent interim periods. As a result, our effective tax rate for the three months ended March 31, 2014 and March 31, 2013 was 35.7% and 37.5%, respectively. The Company’s effective tax rate for both periods was affected primarily by state taxes and nondeductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flows from operations can be somewhat cyclical, typically with the greatest demand in the first and third quarters followed by positive cash flows in the second and fourth quarter as receivables and inventories trend down.  We monitor average days sales outstanding, inventory turns, estimated future purchasing requirements and capital expenditures to project liquidity needs and evaluate return on assets employed.

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	March 31, 2014	December 31, 2013
Working Capital	$27,731,000	$26,777,000
Current Ratio	4.71 to 1	4.65 to 1
Shareholders’ Equity	$39,290,000	$38,730,000

Credit facility

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

The balance of Revolver borrowings outstanding was $2,250,000 and $360,000, at March 31, 2014 and December 31, 2013, respectively. Applicable Margins added to Revolver borrowings at LIBOR and the Base Rate were 1.75% and 0.75%, respectively at March 31, 2014 and December 31, 2013.

The Credit Agreement also provides for a $7,000,000 Term Loan (the “Term Loan”), which is secured by mortgages on the Real Property, accounts receivable, inventory and equipment.  The balance due on the Term Loan at March 31, 2014 and December 31, 2013 was $6,650,000 and $6,720,000, respectively. The Term Loan is repaid approximately $23,000 each month, with the remaining balance due at the Maturity Date.  Term Loan borrowings incur interest at LIBOR or the Base Rate plus the Applicable Margins, which were 3.0% and 2.0%, respectively, at March 31, 2014 and December 31, 2013.

Additionally, we borrowed $380,000 and $519,000 in March 2012 and September 2012, respectively, as loans primarily for machinery and equipment (“Capex Term Loans”). The repayment of these two Capex Term Loans is based on sixty-month amortization periods, resulting in repayments of approximately $6,000 and $9,000, respectively. The balance of these Capex Loans in the aggregate at March 31, 2014 and December 31, 2013 was $598,000 and $643,000, respectively. Applicable Margins added to these Capex Term Loans at both March 31, 2014 and December 31, 2013 were 3.0% and 2.0%, for borrowings at LIBOR and the Base Rate, respectively.

Cash flows

During the three-month period ended March 31, 2014, our net cash increased $170,000 to $583,000 from $413,000 at December 31, 2013.  Our total bank debt at March 31, 2014 was $9,498,000, compared to $7,723,000 at December 31, 2013.   Approximately $1.9 million of the increase in bank debt is in revolver borrowings, which coincides with our seasonal need for cash during the first quarter. The aforementioned also contributed to the increase in the percent of the total debt to total book capitalization (total debt divided by total debt plus equity), which at March 31, 2014 was 19.5%, compared to 16.6% at December 31, 2013. As we continue to generate cash from operations, barring unexpected events, we believe that our short-term borrowings during the next several quarters should decline to at or below amounts at December 31, 2013 levels. It should be noted that our short-term borrowings and total debt to total book capitalization ratio at March 31, 2013 were $10,683,000 and 34.0%, respectively.

Our capital spending was $182,000 for the three-month period ended March 31, 2014, compared to $143,000 during the same period in the prior year.  Capital expenditures for the balance of 2014 are expected to be approximately $1,500,000, some of which may be financed through our credit facilities or financed through independent third party financial institutions. The remaining 2014 capital expenditures will primarily be for expansion of existing product lines and replacement of equipment.

Customer concentration

Within our Tools segment we have two retail customers that in the aggregate, as of March 31, 2014 and December 31, 2013, accounted for 44.1% and 58.3%, respectively, of our consolidated accounts receivable.

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

Item 3.             Quantitative And Qualitative Disclosures About Market Risk

Not required.

Item 4.             Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2014.

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

There have been no material changes to the legal proceedings disclosure described in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 1A.	Risk Factors

There were no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

P&F INDUSTRIES, INC.
(Registrant)

/s/ JOSEPH A. MOLINO, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: May 14, 2014	(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit

31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*Interactive Data

* Attached as Exhibit 101 are the following, each formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statement of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

A copy of any of the foregoing exhibits to this Quarterly Report on Form 10-Q may be obtained, upon payment of the Registrant’s reasonable expenses in furnishing such exhibit, by writing to P&F Industries, Inc., 445 Broadhollow Road, Suite 100, Melville New York 11747, Attention: Corporate Secretary.

