Form 10-Q
period 2014-06-30
P&F INDUSTRIES INC
filed 2014-08-13
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted  electronically and posted to its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period the registrant was required to submit and post such files).  Yes   ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No   ☒

As of August 12, 2014 there were 3,792,695 shares of the registrant’s Class A Common Stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

i

PART I - FINANCIAL INFORMATION

Item 1.                Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS

Cash	$10,909,000	$413,000
Accounts receivable - net	9,995,000	8,739,000
Inventories - net	20,957,000	22,974,000
Deferred income taxes - net	1,168,000	1,168,000
Prepaid expenses and other current assets	755,000	829,000
TOTAL CURRENT ASSETS	43,784,000	34,123,000

PROPERTY AND EQUIPMENT
Land	1,550,000	1,550,000
Buildings and improvements	7,638,000	7,626,000
Machinery and equipment	19,040,000	18,606,000
	28,228,000	27,782,000
Less accumulated depreciation and amortization	18,293,000	17,553,000
NET PROPERTY AND EQUIPMENT	9,935,000	10,229,000

GOODWILL	5,150,000	5,150,000

OTHER INTANGIBLE ASSETS - net	1,386,000	1,502,000

DEFERRED INCOME TAXES - net	982,000	1,594,000

OTHER ASSETS - net	571,000	643,000

TOTAL ASSETS	$61,808,000	$53,241,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES

Short-term borrowings	$8,419,000	$360,000
Accounts payable	2,356,000	3,006,000
Accrued liabilities	3,014,000	3,520,000
Current maturities of long-term debt	460,000	460,000
TOTAL CURRENT LIABILITIES	14,249,000	7,346,000

Long–term debt, less current maturities	6,673,000	6,903,000
Other liabilities	254,000	262,000

TOTAL LIABILITIES	21,176,000	14,511,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued – ~~4~~,134,000 at June 30, 2014 and 4,038,000 at December 31, 2013	4,134,000	4,038,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	12,576,000	11,798,000
Retained earnings	26,905,000	25,871,000
Treasury stock, at cost – 345,000 shares at June 30, 2014 and 344,000 shares at December 31, 2013	(2,983,000)	(2,977,000)

TOTAL SHAREHOLDERS’ EQUITY	40,632,000	38,730,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$61,808,000	$53,241,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months		Six months
	ended June 30,		ended June 30,
	2014	2013	2014	2013

Net revenue	$18,268,000	$19,476,000	$34,200,000	$40,185,000
Cost of sales	11,665,000	12,374,000	21,562,000	25,349,000
Gross profit	6,603,000	7,102,000	12,638,000	14,836,000
Selling, general and administrative expenses	5,556,000	5,559,000	10,783,000	12,169,000
Operating income	1,047,000	1,543,000	1,855,000	2,667,000
Interest expense	88,000	139,000	177,000	270,000
Income before income taxes	959,000	1,404,000	1,678,000	2,397,000
Income tax expense	387,000	529,000	644,000	901,000
Net income	$572,000	$875,000	$1,034,000	$1,496,000

Basic earnings per share	$0.15	$0.24	$0.28	$0.41

Diluted earnings per share	$0.15	$0.23	$0.27	$0.39

Weighted average common shares outstanding:

Basic	3,724,000	3,683,000	3,709,000	3,678,000

Diluted	3,905,000	3,889,000	3,891,000	3,875,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

		Class A Common Stock, $1 Par		Additional paid-in	Retained	Treasury stock
	Total	Shares	Amount	capital	earnings	Shares	Amount

Balance, January 1, 2014	$38,730,000	4,038,000	$4,038,000	$11,798,000	$25,871,000	(344,000)	$(2,977,000)

Net income	1,034,000	—	—	—	1,034,000	—	—

Exercise of stock options	710,000	93,000	93,000	623,000	—	(1,000)	(6,000)

Restricted stock issuance	14,000	3,000	3,000	11,000	—	—	—

Stock-based compensation	144,000	—	—	144,000	—	—	—

Balance, June 30, 2014	$40,632,000	4,134,000	$4,134,000	$12,576,000	$26,905,000	(345,000)	$(2,983,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$1,034,000	$1,496,000

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash charges:
Depreciation and amortization	740,000	789,000
Amortization of debt issue costs	43,000	48,000
Amortization of other intangible assets	116,000	134,000
(Adjustment to) provision for losses on accounts receivable	(124,000)	35,000
Stock-based compensation	144,000	151,000
Restricted stock-based compensation	14,000	17,000
Deferred income taxes-net	612,000	784,000

Changes in operating assets and liabilities:
Accounts receivable	(1,132,000)	(5,288,000)
Inventories	2,017,000	781,000
Prepaid expenses and other current assets	74,000	(306,000)
Other assets	29,000	20,000
Accounts payable	(650,000)	(1,092,000)
Accrued liabilities	(506,000)	(700,000)
Other liabilities	(8,000)	(8,000)
Total adjustments	1,369,000	(4,635,000)
Net cash provided by (used in) operating activities	2,403,000	(3,139,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,
	2014	2013
Cash Flows from Investing Activities:
Capital expenditures	$(446,000)	$(303,000)
Net cash used in investing activities	(446,000)	(303,000)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	710,000	62,000
Proceeds from short-term borrowings	38,274,000	35,140,000
Repayments of short-term borrowings	(30,215,000)	(31,320,000)
Repayments of term loan	(230,000)	(230,000)
Net cash provided by financing activities	8,539,000	3,652,000

Net increase in cash	10,496,000	210,000
Cash at beginning of period	413,000	695,000
Cash at end of period	$10,909,000	$905,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$139,000	$225,000
Income taxes	$41,000	$33,000

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

The audited consolidated balance sheet information as of December 31, 2013 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The interim financial statements contained herein should be read in conjunction with that Report.

Principles of Consolidation

The unaudited consolidated financial statements contained herein include the accounts of P&F Industries, Inc. and its subsidiaries, (“P&F” or the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the financial statements and related footnotes have been reclassified to conform to classifications used in the current year.

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

Hy-Tech manufactures and distributes its own line of industrial pneumatic tools. Hy-Tech also produces and markets impact wrenches, grinders, drills, and motors. Further, it also manufactures tools to customer specifications. Its customers include refineries, chemical plants, power generation, heavy construction, oil and mining companies. In addition, Hy-Tech manufactures an extensive line of pneumatic tool replacement parts that are sold competitively to the original equipment manufacturer (“OEM”). It also manufactures and distributes high pressure stoppers for hydrostatic testing fabricated pipe, gears, sprockets, splines and racks and produces a line of siphons.

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

The following table sets forth the elements of basic and diluted earnings per common share:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator for basic and diluted earnings per common share:

Net income	$572,000	$875,000	$1,034,000	$1,496,000

Denominator:
For basic earnings per share - weighted average common shares outstanding	3,724,000	3,683,000	3,709,000	3,678,000
Dilutive securities (1)	181,000	206,000	182,000	197,000
For diluted earnings per share - weighted average common shares outstanding	3,905,000	3,889,000	3,891,000	3,875,000

(1)    Dilutive securities consist of “in the money” stock options.

At June 30, 2014 and 2013 and during the three and six-month periods ended June 30, 2014 and 2013, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Class A Common Stock for the period. These options are antidilutive and are excluded from the computation of earnings per share. The weighted average antidilutive stock options outstanding were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Weighted average antidilutive stock options outstanding	214,000	185,000	257,000	207,000

NOTE 3 - STOCK-BASED COMPENSATION

During the three and six-month periods ended June 30, 2014 and 2013, the Company did not grant any stock options.

The following is a summary of the changes in outstanding options during the six-month period ended June 30, 2014:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2014	633,188	$6.76	4.8	$951,000
Granted	—	—		—
Exercised	(92,188)	7.75
Forfeited	—	—
Expired	—	—
Outstanding, June 30, 2014	541,000	$6.60	5.0	$1,215,000

Vested and expected to vest, June 30, 2014	479,994	$6.48	4.5	$1,177,000

The following is a summary of changes in non-vested options for the six months ended June 30, 2014:

	Option Shares	Weighted Average Grant- Date Fair Value
Non-vested options, January 1, 2014	121,500	$5.38
Granted	—	—
Vested	(60,494)	4.62
Forfeited	—	—
Non-vested options, June 30, 2014	61,006	$6.14

The number of shares of Common Stock available for issuance under the 2012 Stock Incentive Plan as of June 30, 2014 was 194,517. At June 30, 2014, there were 113,500 options outstanding issued under the 2012 Stock Incentive Plan and 427,500 options outstanding issued under the 2002 Stock Incentive Plan.

Treasury Stock

On March 31, 2014, the Company received 792 shares of its Common Stock, tendered as payment for the exercise of options to purchase 1,500 shares of Common Stock. The value of the tendered shares of Common Stock, was approximately $6,000, and was based on the fair value of such shares, determined by closing price of the Company’s Common Stock on the day prior.  The Company recorded this transaction as an increase to its Treasury Stock.

 Restricted Stock

On May 21, 2014, the Company granted 666 restricted shares of its common stock to each non-employee member of its Board of Directors totaling 3,330 restricted shares. These restricted shares cannot be traded earlier than the first anniversary of the grant date. The Company determined the fair value of these shares to be $7.43, which was the closing price of the Company’s Common Stock on the date of the grant. As a result of the aforementioned grants, the Company will recognize non-cash director fees expense of approximately $2,100 per month in its selling, general and administrative expenses through May 2015.

NOTE 4 - ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	June 30, 2014	December 31, 2013
Accounts receivable	$10,107,000	$8,975,000
Allowance for doubtful accounts	(112,000)	(236,000)
	$9,995,000	$8,739,000

NOTE 5 - INVENTORIES

Inventories - net consist of:

	June 30, 2014	December 31, 2013
Raw material	$1,660,000	$1,836,000
Work in process	591,000	475,000
Finished goods	20,985,000	22,924,000
	23,236,000	25,235,000
Reserve for obsolete and slow-moving inventories	(2,279,000)	(2,261,000)
	$20,957,000	$22,974,000

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

During the six-month period ended June 30, 2014 there was no change to the carrying value of goodwill.

Other intangible assets were as follows:

	June 30, 2014			December 31, 2013
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships	$5,070,000	$4,167,000	$903,000	$5,070,000	$4,087,000	$983,000
Trademarks	199,000	—	199,000	199,000	—	199,000
Drawings	290,000	104,000	186,000	290,000	97,000	193,000
Licensing	305,000	207,000	98,000	305,000	178,000	127,000
Totals	$5,864,000	$4,478,000	$1,386,000	$5,864,000	$4,362,000	$1,502,000

  Amortization expense for intangible assets subject to amortization was as follows:

Three months ended June 30,		Six months ended June 30,
2014	2013	2014	2013
$58,000	$58,000	$116,000	$134,000

Amortization expense for each of the twelve-month periods ending June 30, 2015 through June 30, 2019 is estimated to be as follows: 2015 - $233,000; 2016 - $216,000; 2017 - $175,000; 2018 - $175,000 and 2019 - $175,000.  The weighted average amortization period for intangible assets was 6.4 years at June 30, 2014 and 6.8 years at December 31, 2013.

NOTE 7 - DEBT

SHORT-TERM LOANS

P&F, along with Florida Pneumatic, Hy-Tech and Nationwide, as borrowers, entered into a Loan and Security Agreement in October 2010, as amended (“Credit Agreement”), with Capital One Business Credit Corp., formerly known as Capital One Leverage Finance Corporation, as agent (“COBC”). The Credit Agreement expires December 19, 2017, (the “Maturity Date”), and has a maximum borrowing limit of $29,423,000.  The Credit Agreement provides for a Revolver Loan (“Revolver”) with a maximum borrowing of $20,000,000.  Direct borrowings under the Revolver are secured by the Company’s accounts receivable, mortgages on its real property located in Cranberry, PA, Jupiter, FL and Tampa, FL (“Real Property”),  inventory and equipment, and are cross-guaranteed by certain of our subsidiaries (the “Subsidiary Guarantors”). Revolver borrowings bear interest at either LIBOR (London InterBank Offered Rate) or the Base Rate, as defined in the Credit Agreement (“Base Rate”), plus the Applicable Margin (the “Applicable Margin”), as defined in the Credit Agreement. The interest rate, either LIBOR or Base Rate, which is added to the Applicable Margin, is at the option of the Company, subject to limitations on the number of LIBOR borrowings.

See Note 10 – Subsequent Events to these Consolidated Financial Statements for discussion pertaining to various amendments occurring subsequent to June 30, 2014.

The balance of Revolver borrowings outstanding was $8,419,000 and $360,000, at June 30, 2014 and December 31, 2013, respectively. Applicable Margins added to Revolver borrowings at LIBOR and the Base Rate were 1.50% and 0.50%, respectively at June 30, 2014 and were 1.75% and 0.75%, respectively, at December 31, 2013. The primary cause for the increase in the Company’s Revolver balance at June 30, 2014, was due to the funding necessary to complete the ETI acquisition that occurred on July 1, 2014.

The Company is required to provide, among other things, monthly financial statements, monthly borrowing base certificates and certificates of compliance with various financial covenants. The Company believes it is in compliance with all covenants. As part of the Credit Agreement, if an event of default occurs, COBC has the option to, among other things, increase the interest rate by two percent per annum during the period of default.

LONG-TERM LOANS

The Credit Agreement also provides for a $7,000,000 Term Loan (the “Term Loan”), which is secured by mortgages on the Real Property, accounts receivable, inventory and equipment.  Term Loan borrowings incur interest at LIBOR or the Base Rate plus the Applicable Margins, which were 3.00% and 2.00%, respectively, at June 30, 2014 and December 31, 2013.

Additionally, the Company borrowed $380,000 and $519,000 in March 2012 and September 2012, respectively, as loans primarily for machinery and equipment (“Capex Term Loans”). Applicable Margins added to these Capex Term Loans at both June 30, 2014 and December 31, 2013 were 3.00% and 2.00%, for borrowings at LIBOR and the Base Rate, respectively.

Long-term debt consists of:

	June 30, 2014	December 31, 2013
Term loan - $23,000 payable monthly January 1, 2013 through December 1, 2017, balance due December 19, 2017.	$6,580,000	$6,720,000
Capex Term Loan - $6,000 payable monthly May 1, 2012 through April 1, 2017.	216,000	254,000
Capex Term Loan - $9,000 payable monthly October 1, 2012 through September 1, 2017.	337,000	389,000
	7,133,000	7,363,000
Less current maturities	460,000	460,000
	$6,673,000	$6,903,000

NOTE 8 - RELATED PARTY TRANSACTIONS

The president of one of the Company’s subsidiaries is part owner of one of that subsidiary’s vendors. During the three and six-month periods ended June 30, 2014, the Company purchased approximately $154,000 and $417,000, respectively, of product from this vendor. During the three and six-month periods ended June 30, 2013, the Company purchased approximately $274,000 and $502,000, respectively, of product from this vendor. At June 30, 2014 and 2013, the Company owed this vendor $64,000 and $138,000, respectively. All transactions were made at arms-length.

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

As of and for the three months ended June 30, 2014	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$18,268,000	$12,693,000	$5,575,000

Segment operating income	$2,676,000	$1,358,000	$1,318,000
General corporate expense	(1,629,000)
Interest expense	(88,000)
Income before income taxes	$959,000

Segment assets	$48,547,000	$35,702,000	$12,845,000
Corporate assets	13,261,000
Total assets	$61,808,000

Long-lived assets, including $33,000 at corporate	$16,471,000	$11,836,000	$4,602,000

As of and for the three months ended June 30, 2013	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$19,476,000	$13,221,000	$6,255,000

Segment operating income	$2,964,000	$1,740,000	$1,224,000
General corporate expense	(1,421,000)
Interest expense	(139,000)
Income before income taxes	$1,404,000

Segment assets	$54,422,000	$40,377,000	$14,045,000
Corporate assets	4,236,000
Total assets	$58,658,000

Long-lived assets, including $13,000 at corporate	$17,384,000	$12,887,000	$4,484,000

Six months ended June 30, 2014	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$34,200,000	$23,884,000	$10,316,000

Segment operating income	$4,895,000	$2,686,000	$2,209,000
General corporate expense	(3,040,000)
Interest expense	(177,000)
Income before income taxes	$1,678,000

Six months ended June 30, 2013	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$40,185,000	$28,850,000	$11,335,000

Segment operating income	$5,492,000	$3,454,000	$2,038,000
General corporate expense	(2,825,000)
Interest expense	(270,000)
Income before income taxes	$2,397,000

NOTE 10 - SUBSEQUENT EVENTS

On July 1, 2014, the Company and COBC agreed to amend the Credit Agreement. This amendment effectively provided COBC’s consent to, among other things; complete an acquisition through merger of Exhaust Technologies Inc., (“ETI”) and added and modified certain definitions in connection with the acquisition and the transactions contemplated thereby.

On July 1, 2014, the Company acquired all of the outstanding shares of ETI, a distributor of pneumatic tools. ETI markets its AIRCAT and NITROCAT brand pneumatic tools primarily to the automotive market. ETI’s business will operate under the control of Florida Pneumatic. Financing for this acquisition consisted of $10,377,000 in cash from the Company's Revolver Loan provided for within the Credit Agreement. The Company believes that this acquisition will enable it to become a larger factor in the automotive air tools industry, as well as provide Florida Pneumatic and Hy-Tech the ability to utilize some of ETI’s patented technologies in future product offerings.

On July 29, 2014, the Company and COBC agreed to amend the Credit Agreement. The amendment effectively provided COBC’s consent to, among other things; complete an acquisition of Universal Air Tool Company Limited (“UAT”), and added and modified certain definitions in connection with the acquisition and the transactions contemplated thereby.

On July 29, 2014, the Company acquired all of the outstanding shares of UAT, a distributor of pneumatic tools. UAT, located in High Wycombe, United Kingdom markets pneumatic tools to the automotive market sector primarily in England and Ireland. Financing for this acquisition consisted of approximately $1,950,000 in cash from the Company's Revolver Loan provided for within the Credit Agreement, and is subject to a post-closing working capital adjustment. In addition, there is a potential contingent consideration payment due to the former shareholders of UAT of a maximum of approximately $425,000.

As the two acquisitions discussed above have recently been completed, the Company is currently in the process of completing purchase price allocations for each. As a result, purchase price allocations for these two recent acquisitions will be included in the Company’s consolidated financial statements for the quarterly period ending September 30, 2014.

The following unaudited pro-forma combined financial information gives effect to the acquisition of ETI, and UAT as if they were consummated January 1, 2013. This unaudited pro-forma financial information is presented for information purposes only, and is not intended to present actual results that would have been attained had the acquisitions been completed as of January 1, 2013 (the beginning of the earliest period presented) or to project potential operating results as of any future date or for any future periods.

	For the three months ended	For the six months ended	For the three months ended	For the six months ended
	June 30, 2013	June 30, 2013	June 30, 2014	June 30, 2014
Revenues	$22,956,000	$46,470,000	$22,145,000	$41,200,000
Net income	$1,261,000	$2,384,000	$1,410,000	$2,822,000
Earnings per share - basic	$0.34	$0.65	$0.38	$0.77
Earnings per share - diluted	$0.32	$0.61	$0.36	$0.73

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

Business

P&F Industries, Inc. is a Delaware corporation incorporated on April 19, 1963. P&F is herein referred to collectively as the “Company.” In addition, the words “we”, “our” and “us” refer to the Company. The Company operates in two primary lines of business, or segments: (i) tools and other products (“Tools”) and (ii) hardware and accessories (“Hardware”).

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

 Effective November 12, 2013, Nationwide sold to an unrelated third party, all inventory, intangibles and certain fixed assets attributable to its Kitchen and Bath product line.  The net impact of this transaction, we believe, was immaterial to the Company’s operations.

Overview

Notable facts about our second quarter 2014:

➢	Our second quarter 2014 consolidated revenue was down compared to the same period a year ago primarily due to two factors; the sale of the Kitchen and Bath product line in late 2013 and lower revenue from Sears.
➢	Consolidated gross margins declined slightly due mostly to product mix.
➢	Included in our SGA is $290,000 for professional services primarily in connection with the two acquisitions made subsequent to June 30, 2014.

KEY INDICATORS

Economic Measures

Much of our business is driven by the ebb and flow of the general economic conditions in both the United States and, to a lesser extent, abroad.  Further, it is important to note that a major portion of our revenue is consumer driven. Our Tools segment does not focus on, or utilize specific economic measures or indicators, it therefore focuses on marketing its products to a wide array of customer types including, but not limited to large retailers, aerospace manufacturers, large and small resellers of pneumatic tools and parts; and automotive related customers. In addition to general economic conditions, our Hardware segment utilizes such economic measures as new housing starts, and other indices that measure home repairs and the like.

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

RESULTS OF OPERATIONS

All revenue is generated in U.S. dollars and is not impacted by changes in foreign currency exchange rates. Unless otherwise discussed below, we believe that our relationships with our key customers, given current economic conditions, remain satisfactory. There were no major trends or uncertainties that had, or we could reasonably expect could have, a material impact on our revenue. Further, there was no unusual or infrequent event, transaction or any significant economic change that materially affected our results of operations. However, we continue to encounter sluggishness in the pneumatic tool sector of our business. Further, we believe that while there was a slight increase in housing starts in the United States, the percentage growth of housing starts thus far in 2014 compared to the same period in 2013, is smaller than the percentage growth of 2013 compared to 2012. Additionally, we believe that the prolonged, inclement weather during the first several months of 2014 has negatively impacted our year to date results.

The table below provides an analysis of our net revenue for the three and six-month periods ended June 30, 2014 and 2013:

Revenue

	Three months ended June 30,
	2014	2013	Variance	Variance
			$	%
Tools
Florida Pneumatic	$8,887,000	$9,256,000	$(369,000)	(4.0)%
Hy-Tech	3,806,000	3,965,000	(159,000)	(4.0)
Tools Total	12,693,000	13,221,000	(528,000)	(4.0)

Hardware
Hardware Total	5,575,000	6,255,000	(680,000)	(10.9)

Consolidated	$18,268,000	$19,476,000	$(1,208,000)	(6.2)%

	Six months ended June 30,
	2014	2013	Variance	Variance
			$	%
Tools
Florida Pneumatic	$16,362,000	$20,718,000	$(4,356,000)	(21.0)%
Hy-Tech	7,522,000	8,132,000	(610,000)	(7.5)
Tools Total	23,884,000	28,850,000	(4,966,000)	(17.2)

Hardware
Hardware Total	10,316,000	11,335,000	(1,019,000)	(9.0)

Consolidated	$34,200,000	$40,185,000	$(5,985,000)	(14.9)%

Tools

Florida Pneumatic markets its air tool products to two primary sectors within the pneumatic tool market; retail and industrial/catalog. Additionally, Florida Pneumatic also markets air tools to the automotive market. It also generates revenue from its Berkley products line as well as a line of air filters and other OEM parts (“Other”).

An analysis of Florida Pneumatic’s revenue for the three and six-month periods ended June 30, 2014 and 2013 is as follows:

	Three months ended June 30,
	2014		2013		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Retail customers	$6,647,000	74.8%	$6,789,000	73.3%	$(142,000)	(2.1)%
Industrial/catalog	1,584,000	17.8	1,782,000	19.3	(198,000)	(11.1)
Automotive	314,000	3.5	322,000	3.5	(8,000)	(2.5)
Other	342,000	3.9	363,000	3.9	(21,000)	(5.8)
Total	$8,887,000	100.0%	$9,256,000	100.0%	$(369,000)	(4.0)%

	Six months ended June 30,
	2014		2013		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Retail customers	$11,938,000	73.0%	$15,668,000	75.6%	$(3,730,000)	(23.8)%
Industrial/catalog	3,089,000	18.9	3,701,000	17.9	(612,000)	(16.5)
Automotive	610,000	3.7	588,000	2.8	22,000	3.7
Other	725,000	4.4	761,000	3.7	(36,000)	(4.7)
Total	$16,362,000	100.0%	$20,718,000	100.0%	$(4,356,000)	(21.0)%

When comparing the three-month periods ended June 30, 2014 and 2013, the 2.1% decline in our Retail revenue was due to a decline in Sears revenue partially offset by an increase at The Home Depot (“THD”). We continue to encounter sluggishness in our Industrial/catalog business. Specifically, a portion of the decline continues to be due to an on-going reduction of orders from our larger catalog customers. We believe certain catalog customers have added additional air tool suppliers, thus reducing our revenue from these customers. Further, our Industrial revenue remains sluggish, most notably due to a slowdown in orders from customers in the metal-working manufacturing and foundries sectors. We believe this weakness in the Industrial/catalog sector could continue through the third quarter of 2014. Despite the slight decline in Florida Pneumatic’s Automotive products revenue we believe this sector of the pneumatic air tools market to be one in which we can exploit. (See the Liquidity section of this Management’s Discussion and Analysis). Other revenue during the second quarter of 2014 declined when compared to the same period in 2013, due to slightly lower orders in our Berkley products line.   As Florida Pneumatic continues to emphasize its Industrial/catalog, Retail and Automotive product lines, its Other revenue category may be lower than prior periods.

When comparing the six-month periods ended June 30, 2014 and 2013, the most significant factor contributing to the decline in Florida Pneumatic’s Retail revenue is the shipping of the initial roll-out to all THD stores in 2013, compared to the normal level of replenishment orders throughout the first six months of 2014. Industrial/catalog revenue during the first six months of 2014 has declined due in large part to a weakness with the specialty distributors, who service various general industries, such as foundries and metal-working manufacturers, which use abrasive/finishing tools such as grinders and cutting tools. The decline in revenue during the first six months of 2014 of Florida Pneumatic’s Other product lines is due to the loss of a large, low margin air filter customer, as well as slightly lower orders in our Berkley products line. During the six-month period ended June 30, 2014 our Automotive revenue was up slightly compared to the same period in 2013, due to greater emphasis being placed on this sector.

Hy-Tech focuses primarily on the industrial sector of the pneumatic tools market.  Hy-Tech manufactures and markets its own value-added line of air tools and parts, as well as distributes a complementary line of sockets, in the aggregate, (“ATP”).

An analysis of Hy-Tech’s revenue for the three and six-month periods ended June 30, 2014 and 2013 is as follows:

	Three months ended June 30,
	2014		2013		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
ATP	$2,602,000	68.4%	$2,568,000	64.7%	$34,000	1.3%
Hy-Tech Machine	371,000	9.7	713,000	18.0	(342,000)	(48.0)
Major customer	787,000	20.7	570,000	14.4	217,000	38.1
Other	46,000	1.2	114,000	2.9	(68,000)	(59.6)
Total	$3,806,000	100.0%	$3,965,000	100.0%	$(159,000)	(4.0)%

	Six months ended June 30,
	2014		2013		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
ATP	$5,164,000	68.7%	$5,428,000	66.7%	$(264,000)	(4.9)%
Hy-Tech Machine	736,000	9.8	1,130,000	13.9	(394,000)	(34.9)
Major customer	1,488,000	19.8	1,390,000	17.1	98,000	7.1
Other	134,000	1.7	184,000	2.3	(50,000)	(27.2)
Total	$7,522,000	100.0%	$8,132,000	100.0%	$(610,000)	(7.5)%

Hy-Tech Machine products (“Hy-Tech Machine”) are primarily marketed to the mining, construction and industrial manufacturing sectors. When comparing the three-month periods ended June 30, 2014 and 2013, revenue for this product category declined $342,000, due primarily to a one-time special order of $350,000 shipped during the second quarter of 2013, not replicated in the second quarter of 2014. Revenue from its Major customer during the second quarter of 2014 improved over the same period in the prior year. We believe this to be the result of low order levels during the past several quarters. Orders from this Major customer are difficult to predict, as their order pattern has, over the past several quarters become extremely inconsistent.

When comparing the six-month periods ended June 30, 2014 and 2013, ATP revenue declined 4.9%. A sluggish, unsettled economy we believe is a primary factor contributing to the decreased revenue in Hy-tech’s ATP parts and tools revenue. Partially offsetting this decline are increases in revenue of sockets and its drilling motors and parts product lines. Approximately 87% of the decline in the Hy-Tech Machine year to date revenue occurred in the second quarter. As noted above, this was due to a one-time, special order shipping in 2013, not occurring this year. Lastly, revenue from Hy-Tech’s Major customer during the six-month period ended June 30, 2014 increased 7.1% over the same period in 2013. However, while we believe this improvement may continue for the remainder of 2014, there can be no assurance, given the inconsistency of this customer’s ordering pattern.

Hardware

Our Hardware segment, which currently consists of Nationwide, generates revenue from the sale of Fencing and gate hardware, OEM products and Patio hardware. In November 2013, Nationwide sold all inventory, intangibles and certain fixed assets attributable to its Kitchen and Bath product line to an unrelated third party.  Due to the relatively low contribution margin generated by this product line, the net impact of this sale was immaterial to the Company’s operations.

	Three months ended June 30,
	2014		2013		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Fence and gate hardware	$4,652,000	83.4%	$4,594,000	73.5%	$58,000	1.3%
OEM	474,000	8.5	490,000	7.8	(16,000)	(3.3)
Patio	449,000	8.1	421,000	6.7	28,000	6.7
Kitchen and Bath	—	—	750,000	12.0	(750,000)	(100.0)
Total	$5,575,000	100.0%	$6,255,000	100.0%	$(680,000)	(10.9)%

	Six months ended June 30,
	2014		2013		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Fence and gate hardware	$8,584,000	83.2%	$8,233,000	72.6%	$351,000	4.3%
OEM	873,000	8.5	839,000	7.4	34,000	4.1
Patio	859,000	8.3	811,000	7.2	48,000	5.9
Kitchen and Bath	—	—	1,452,000	12.8	(1,452,000)	(100.0)
Total	$10,316,000	100.0%	$11,335,000	100.0%	$(1,019,000)	(9.0)%

Other than the change in revenue due to the sale of the Kitchen and Bath product line in November 2013, Nationwide had minimal revenue fluctuation when comparing the three-month periods ended June 30, 2014 and 2013. Fence and gate hardware continue to be the driving force at Nationwide. Its growth strategy is built upon expanding its customer base as well as new product releases. Key drivers to the Fence and gate hardware revenue are two-fold: new home construction and home improvement/renovations. According to the U.S. Census Bureau data released in July 2014, the number of new home starts increased slightly during the three-month period ended June 30, 2014, compared to the same period in the prior year. However, we believe that funds spent on home improvement/renovations declined when comparing the three-month periods ended June 30, 2014 and 2013. Nationwide intends to continue its current growth strategy, which is to develop new products and accessories in the Fence and gate hardware line, as well as to continue to expand its market campaign throughout the United States, Australia and New Zealand. This strategy may impact future results of its other product lines.

Nationwide’s revenue for the first six months of 2014, are up 4.4% over the same period in 2013, excluding Kitchen and Bath. Fence and gate hardware continue to be the driving force at Nationwide. Its growth is due primarily to an expanding customer base as well as new product releases. As discussed above, Nationwide’s key indicators have for 2014 been unpredictable. When comparing the first six months of 2014 to the same period in 2013, the OEM product line revenue increase is due primarily to inventory level adjustments at a major customer occurring primarily during the first three months of 2014 with no similar occurrence during the first quarter of 2013, as well as slight up-tick in new home construction. The increase in patio revenue is due primarily to increased activity in the sale of foreclosed home units occurring primarily in Florida.   However, Nationwide is encountering a slow-down in its Patio market, which could impact its revenue and gross margin for the remainder of 2014.

Gross Margins / Profits

	Three months ended June 30,				Increase (decrease)
	2014		2013		Amount		%
Florida Pneumatic	$2,937,000		$3,035,000		$(98,000)		(3.2)%
As percent of respective revenue		33.0%		32.8%	0.2	%pts
Hy-Tech	$1,506,000		$1,709,000		$(203,000)		(11.9)%
As percent of respective revenue		39.6%		43.1%	(3.5	)%Pts
Total Tools	$4,443,000		$4,744,000		$(301,000)		(6.3)%
As percent of respective revenue		35.0%		35.9%	(0.9	)%pts
Total Hardware	$2,160,000		$2,358,000		$(198,000)		(8.4)%
As percent of respective revenue		38.7%		37.7%	1.0	%pts
Consolidated	$6,603,000		$7,102,000		$(499,000)		(7.0)%
As percent of respective revenue		36.1%		36.5%	(0.4	)%pts

	Six months ended June 30,				Increase (decrease)
	2014		2013		Amount		%
Florida Pneumatic	$5,563,000		$7,081,000		$(1,518,000)		(21.4)%
As percent of respective revenue		34.0%		34.2%	(0.2	)%pts
Hy-Tech	$3,030,000		$3,481,000		$(451,000)		(13.0)%
As percent of respective revenue		40.3%		42.8%	(2.5	)%pts
Total Tools	$8,593,000		$10,562,000		$(1,969,000)		(18.6)%
As percent of respective revenue		36.0%		36.6%	(0.6	)%pts
Total Hardware	$4,045,000		$4,274,000		$(229,000)		(5.4)%
As percent of respective revenue		39.2%		37.7%	1.5	%pts
Consolidated	$12,638,000		$14,836,000		$(2,198,000)		(14.8)%
As percent of respective revenue		37.0%		36.9%	0.1	%pts

Tools

 When analyzing the change in Florida Pneumatic’s gross margin and gross profit for the second quarter 2014 versus second quarter 2013, product mix accounted for the minimal change. The decrease in Hy-tech’s gross margin was due largely to customer/product mix, and, to lesser degree, lower absorption of manufacturing overhead due to lower machine hours in the second quarter of 2014, compared to the same period in 2013. Hy-Tech’s gross profit decline is due to lower revenue combined with lower gross margin.

As for our year to date comparisons, product/customer mix and lower absorption of overhead during the first six months of 2014, compared to the same period in 2013, are the primary causes for the decline in gross margin. The lower absorption at Florida is primarily due to Florida Pneumatic’s facility receiving and shipping of inventory for THD roll-out and pipeline fill during the first six months of 2013, compared to the current year, which is currently processing a more normalized level of inventory receipts through their facility. The decrease in Florida Pneumatic’s Retail revenue was the key factor in the reduction in its gross profit. For the six-month period ended June 30, 2014, Hy-Tech’s gross margin declined compared to the same period in the prior year due to customer/product mix, and, to lesser degree, lower absorption of manufacturing overhead due to lower machine hours. The decline in Hy-Tech’s gross profit is due to lower revenue and lower gross margins.

Hardware

Second quarter 2014 gross margin at Nationwide improved over the same period in the prior year primarily due to the elimination of the Kitchen & Bath product line, which generally provided a lower gross margin than that of Nationwide’s other product lines. However, its gross profit declined due to total second quarter 2014 revenue being lower than that of the same period a year ago.

Similar to the three-month results, Nationwide’s gross margin improved during the six-month period ended June 30, 2014, compared to the same period in the prior year due primarily to the elimination of the Kitchen & Bath product line. Additional factors impacting Nationwide’s gross margin during the first six months of 2014 include, but not limited to overall product mix, overseas cost increases, additional freight costs, and competitive pricing pressure. Despite a stronger gross margin during the first half of 2014, Nationwide’s gross profit declined solely as a function of revenue.

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

During the second quarter of 2014, our SG&A was $5,556,000, or 30.4% of revenue, compared to $5,559,000, or 28.5% of revenue during the same three-month period in 2013. Contributing to the minimal decrease in SG&A was a reduction of $10,000 in incremental variable costs associated with the decline in Retail revenue at Florida Pneumatic, which includes among other costs, commissions, warranty costs, freight out and advertising/promotional fees, as well as a decline of $16,000 in compensation, which is comprised of base salaries and wages, accrued performance-based bonus incentives, associated payroll taxes and employee benefits. Additionally, there were declines in non-cash stock based compensation of $54,000, depreciation and amortization expenses of $19,000 and general insurance of $26,000. During the second quarter we adjusted our allowance for doubtful accounts, which created a reduction in bad debts expense of $143,000 when comparing the second quarter of 2014 to the same period in the prior year. Lastly, primarily the result of the two acquisitions that closed subsequent to June 30, 2014, and which is discussed in further detail in the Liquidity sections of this Management’s Discussion and Analysis, as well as in the Footnote 10 – Subsequent Events to these Consolidated Financial Statements, we encountered an increase of $219,000 of legal and other professional fees.

Our SG&A for the six-month period ended June 30, 2014 was $10,783,000, compared to $12,169,000, incurred during the same period in 2013.  Stated as a percentage of revenue, our SG&A for the first six months of 2014 was 31.5%, up from 30.3%, during the same period in the prior year. A significant factor contributing to the decrease in SG&A is the reduction of $557,000 in incremental variable costs associated with the decline in Retail revenue at Florida Pneumatic, which includes among other costs, commissions, warranty costs, freight out and advertising/promotional fees. Additionally, included in our first quarter 2013 SG&A, was a one-time fee of $700,000 incurred by Florida Pneumatic in connection with the initial roll-out to THD. Further, when comparing the six-month period ended June 30, 2014, to the same period in the prior year our SG&A compensation expenses and depreciation and amortization expenses declined $90,000 and $50,000, respectively. Our legal and other professional fees for the six-month period ended June 30, 2014 were $271,000 higher than the same period in 2013, due primarily to the two acquisitions that closed subsequent to June 30, 2014. Due primarily to an adjustment to our allowance for doubtful accounts, our bad debt expense declined $182,000 when comparing the six-month periods ended June 30, 2014 and 2013.

Interest

Our interest expense during the second quarter of 2014 was $88,000, compared to $139,000 for the same period in the prior year. Primarily lower average borrowings and to a lesser extent lower applicable loan margins that are added to both our LIBOR (London InterBank Offered Rate) and Base Rate, as defined in the Credit Agreement contributed to the reduction in our interest expense this quarter compared to the same period in 2013. See Liquidity and Capital Resources for further discussion on the applicable margin rate reductions. The average balance of short-term borrowings during the three-month period ended June 30, 2014 was $1,500,000, compared to $8,720,000 during the same period in 2013.   Included in our interest expense is amortization expense of debt financing costs of $22,000 in both the second quarter of 2014 and 2013.

Interest expense for the six-month period ended June 30, 2014 was $177,000, compared to $270,000 for the same period in 2013.  Primarily lower average borrowings and to a lesser extent lower applicable loan margins that are added to both our LIBOR and Base Rate, as defined in the Credit Agreement contributed to the reduction in our interest expense. The average balance of our short-term borrowings during the first six months of 2014 was $1,309,000 compared to $7,986,000, during the same period in 2013. Included in our interest expense is amortization expense of debt financing costs of $43,000 in both six-month periods ended June 30, 2014 and 2013.

Income Taxes

At the end of each interim reporting period, we estimate the effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision on a year-to-date basis and may change in subsequent interim periods. Our effective tax rate for the three and six-months ended June 30, 2014 were 40.4% and 38.4%, respectively, compared to 37.7% and 37.6%, respectively, for the three and six-month periods ended June 30, 2013. The effective tax rate for all periods differed from the U.S. federal statutory rate of 34% primarily due to state taxes and nondeductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flows from operations can be somewhat cyclical, typically with the greatest demand for cash in the first and third quarters.  We monitor various financial metrics, such as average days sales outstanding, inventory turns, estimated future purchasing requirements and capital expenditures, to project liquidity needs and evaluate return on assets employed.

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	June 30, 2014	December 31, 2013
Working Capital	$29,535,000	$26,777,000
Current Ratio	3.07 to 1.0	4.65 to 1.0
Shareholders’ Equity	$40,632,000	$38,730,000

Credit Facility

We entered into a Loan and Security Agreement in October 2010, as amended (“Credit Agreement”), with Capital One Business Credit Corp., formerly known as Capital One Leverage Finance Corporation, as agent (“COBC”). The Credit Agreement expires December 19, 2017, (the “Maturity Date”), and has a maximum borrowing limit of $29,423,000.  The Credit Agreement provides for a Revolver Loan (“Revolver”) with a maximum borrowing of $20,000,000.  Direct borrowings under the Revolver are secured by the Company’s accounts receivable, mortgages on its real property located in Cranberry, PA, Jupiter, FL and Tampa, FL (“Real Property”),  inventory and equipment, and are cross-guaranteed by certain of our subsidiaries (the “Subsidiary Guarantors”). Revolver borrowings bear interest at either LIBOR (London InterBank Offered Rate) or the Base Rate, as defined in the Credit Agreement (“Base Rate”), plus the Applicable Margin (the “Applicable Margin”), as defined in the Credit Agreement. The Applicable Margin on Revolver borrowings is determined based upon the computation of total debt divided by earnings before interest, taxes, depreciation and amortization (“EBITDA”). The interest rate, either LIBOR or Base Rate, which is added to the Applicable Margin, is at the option of the Company, subject to limitations on the number of LIBOR borrowings.

On July 1, 2014, we and COBC amended the Credit Agreement. This amendment effectively provided COBC’s consent to, among other things; complete the acquisition through merger of Exhaust Technologies Inc. (“ETI”) and add and modify certain definitions in connection with the acquisition and the transactions contemplated thereby. Financing for the acquisition of ETI consisted of $10,377,000 in cash. We believe this acquisition will be immediately accretive to our earnings.

In order to complete the purchase of ETI on July 1, 2014, on June 30, 2014 we increased our borrowing on the Revolver Loan. As a result, our Revolver borrowing outstanding was $8,419,000 on June 30, 2014 compared to $360,000 at December 31, 2013. Thus, the primary cause for the increase in the Company’s Revolver balance at June 30, 2014, was due to the funding necessary to complete the ETI acquisition that occurred on July 1, 2014. Applicable Margins added to Revolver borrowings at LIBOR and the Base Rate were 1.50% and 0.50%, respectively at June 30, 2014 and were 1.75% and 0.75%, respectively, at December 31, 2013.

On July 29, 2014, we and COBC amended the Credit Agreement. The amendment effectively provided COBC’s consent to, among other things; complete the acquisition of Universal Air Tool Company Limited (“UAT”), and adding and modifying certain definitions in connection with the acquisition and the transactions contemplated thereby.

On July 29, 2014, we acquired all of the outstanding shares of UAT. UAT is located in High Wycombe, United Kingdom. It markets pneumatic tools to the automotive market sector in England and Ireland. Financing for this acquisition consisted of approximately $1,950,000 in cash from our Revolver Loan, and is subject to a post-closing working capital adjustment. In addition, there is a potential contingent consideration payment due to the former shareholders of UAT of a maximum of approximately $425,000.

The Credit Agreement also provides for a $7,000,000 Term Loan (the “Term Loan”), which is secured by mortgages on the Real Property, accounts receivable, inventory and equipment.  The balance due on the Term Loan at June 30, 2014 and December 31, 2013 was $6,580,000 and $6,720,000, respectively. The Term Loan is repaid $23,000 each month, with the remaining balance due at the Maturity Date.  Term Loan borrowings incur interest at LIBOR or the Base Rate plus the Applicable Margins, which were 3.00 % and 2.00%, respectively, at June 30, 2014 and December 31, 2013.

Additionally, we borrowed $380,000 and $519,000 in March 2012 and June 2012, respectively, primarily for the purchase of machinery and equipment (“Capex Term Loans”). The repayment of these two loans is based on sixty-month amortization periods, resulting in repayments of $6,000 and $9,000, respectively. Applicable Margins added to these Capex Term Loans at June 30, 2014 and December 31, 2013 were 3.00% and 2.00%, for borrowings at LIBOR and the Base Rate, respectively.

Cash Flows

During the six-month period ended June 30, 2014, our net cash balance increased by $10,496,000, primarily the result of a Revolver borrowing of $10,300,000 to fund the ETI acquisition. Our total bank debt at June 30, 2014 was $15,552,000, compared to $7,723,000 at December 31, 2013. Our short-term borrowings increased $8,059,000 during the six-month period ended June 30, 2014, with long-term debt reduced by $230,000, during the same six-month period. The aforementioned resulted in our total debt to total book capitalization (total debt divided by total debt plus equity), percentage rising to 27.7% at June 30, 2014, compared to 16.6% at December 31, 2013. We anticipate generating cash from operations during the remainder of 2014, with all acquisitions completed during July and August 2014, being immediately accretive. Capital spending was $446,000 for the six-month period ended June 30, 2014, compared to $303,000 during the same period in the prior year.  Capital expenditures for the balance of 2014 are expected to be approximately $500,000, some or all of which may be financed through our credit facilities or financed through independent third party financial institutions. The remaining 2014 capital expenditures will primarily be for tooling for expansion of existing product lines, replacement of equipment and other capital improvements.

Customer concentration

Within our Tools segment we have two retail customers that in the aggregate, as of June 30, 2014, account for 52.3% of our consolidated accounts receivable. To date, these customers, with minor exceptions, are current in their payments. Further, these two customers in the aggregate, accounted for 36.4% and 34.9% of our consolidated revenue for the three and six month periods ended June 30, 2014.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted would have a material effect on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2014.

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

P&F INDUSTRIES, INC.
(Registrant)

	By	/s/ Joseph A. Molino, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: August 13, 2014		(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit

31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	** Interactive Data

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

