Form 10-Q
period 2014-09-30
P&F INDUSTRIES INC
filed 2014-11-13
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

As of November 12, 2014 there were 3,584,370 shares of the registrant’s Class A Common Stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS

Cash	$504,000	$413,000
Accounts receivable - net	14,645,000	8,739,000
Inventories - net	24,307,000	22,974,000
Deferred income taxes - net	1,168,000	1,168,000
Prepaid expenses and other current assets	2,163,000	829,000
TOTAL CURRENT ASSETS	42,787,000	34,123,000

PROPERTY AND EQUIPMENT
Land	1,550,000	1,550,000
Buildings and improvements	7,669,000	7,626,000
Machinery and equipment	20,747,000	18,606,000
	29,966,000	27,782,000
Less accumulated depreciation and amortization	19,226,000	17,553,000
NET PROPERTY AND EQUIPMENT	10,740,000	10,229,000

GOODWILL	11,896,000	5,150,000

OTHER INTANGIBLE ASSETS - net	12,834,000	1,502,000

DEFERRED INCOME TAXES - net	479,000	1,594,000

OTHER ASSETS - net	588,000	643,000

TOTAL ASSETS	$79,324,000	$53,241,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES

Short-term borrowings	$14,419,000	$360,000
Accounts payable	4,703,000	3,006,000
Accrued liabilities	5,702,000	3,520,000
Current maturities of long-term debt	1,460,000	460,000
TOTAL CURRENT LIABILITIES	26,284,000	7,346,000

Long–term debt, less current maturities	8,475,000	6,903,000
Deferred taxes payable	2,853,000	—
Other liabilities	251,000	262,000

TOTAL LIABILITIES	37,863,000	14,511,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued – 38,000 at September 30, 2014 and 4,038,000 at December 31, 2013	4,138,000	4,038,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	12,648,000	11,798,000
Retained earnings	27,721,000	25,871,000
Treasury stock, at cost – 345,000 shares at September 30, 2014 and 344,000 shares at December 31, 2013	(2,983,000)	(2,977,000)
Accumulated other comprehensive loss	(63,000)	—

TOTAL SHAREHOLDERS’ EQUITY	41,461,000	38,730,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$79,324,000	$53,241,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

	Three months		Nine months
	ended September 30,		ended September 30,
	2014	2013	2014	2013

Net revenue	$22,932,000	$20,483,000	$57,132,000	$60,668,000
Cost of sales	14,904,000	13,428,000	36,466,000	38,777,000
Gross profit	8,028,000	7,055,000	20,666,000	21,891,000
Selling, general and administrative expenses	6,438,000	5,658,000	17,221,000	17,827,000
Operating income	1,590,000	1,397,000	3,445,000	4,064,000
Interest expense	158,000	116,000	335,000	386,000
Income before income taxes	1,432,000	1,281,000	3,110,000	3,678,000
Income tax expense	616,000	471,000	1,260,000	1,372,000
Net income	$816,000	$810,000	$1,850,000	$2,306,000

Basic earnings per share	$0.22	$0.22	$0.50	$0.63

Diluted earnings per share	$0.20	$0.20	$0.47	$0.59

Weighted average common shares outstanding:

Basic	3,792,000	3,694,000	3,737,000	3,684,000

Diluted	3,968,000	3,912,000	3,917,000	3,888,000

Net income	$816,000	$810,000	$1,850,000	$2,306,000
Other comprehensive loss - foreign currency translation adjustment	(63,000)	—	(63,000)	—
Total comprehensive income	$753,000	$810,000	$1,787,000	$2,306,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

		Class A Common Stock, $1 Par		Additional paid-in	Retained	Treasury stock		Accumulated other comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss

Balance, January 1, 2014	$38,730,000	4,038,000	$4,038,000	$11,798,000	$25,871,000	(344,000)	$(2,977,000)	$—

Net income	1,850,000	—	—	—	1,850,000	—	—	—

Foreign currency translation adjustment	(63,000)	—	—	—	—	—	—	(63,000)

Exercise of stock options	741,000	97,000	97,000	650,000	—	(1,000)	(6,000)	—

Restricted stock issuance	21,000	3,000	3,000	18,000	—	—	—	—

Stock-based compensation	182,000	—	—	182,000	—	—	—	—

Balance, September 30, 2014	$41,461,000	4,138,000	$4,138,000	$12,648,000	$27,721,000	(345,000)	$(2,983,000)	$(63,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$1,850,000	$2,306,000

Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash charges:
Depreciation and amortization	1,137,000	1,176,000
Amortization of other intangible assets	361,000	192,000
Amortization of debt issue costs	67,000	75,000
(Adjustment to) provision for losses on accounts receivable	(107,000)	46,000
Stock-based compensation	182,000	245,000
Loss on sale of fixed asset	7,000	—
Restricted stock-based compensation	21,000	30,000
Deferred income taxes-net	1,079,000	1,098,000

Changes in operating assets and liabilities - net of effects of acquisitions:
Accounts receivable	(3,824,000)	(5,426,000)
Inventories	1,671,000	927,000
Prepaid expenses and other current assets	(419,000)	(313,000)
Other assets	54,000	44,000
Accounts payable	1,212,000	91,000
Accrued liabilities	(171,000)	515,000
Other liabilities	(12,000)	(12,000)
Total adjustments	1,258,000	(1,312,000)
Net cash provided by operating activities	3,108,000	994,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,
	2014	2013
Cash Flows from Investing Activities:
Capital expenditures	$(713,000)	$(428,000)
Proceeds from disposal of assets	8,000	—
Purchase of net assets Air Tool Service Company	(7,559,000)	—
Purchase of Exhaust Technologies, Inc.	(10,377,000)	—
Purchase of Universal Air Tool Company Limited, net of cash acquired of $104,000	(1,701,000)	—
Net cash used in investing activities	(20,342,000)	(428,000)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	741,000	62,000
Proceeds from short-term borrowings	66,166,000	49,408,000
Repayments of short-term borrowings	(52,107,000)	(49,911,000)
Proceeds from term loan	3,000,000	—
Repayments of term loan	(428,000)	(345,000)
Bank financing costs	(65,000)	—
Net cash provided by (used in) financing activities	17,307,000	(786,000)
Effect of exchange rate changes on cash and cash equivalents	18,000	—
Net increase (decrease) in cash	91,000	(220,000)
Cash at beginning of period	413,000	695,000
Cash at end of period	$504,000	$475,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$236,000	$329,000
Income taxes	$126,000	$46,000

Supplemental disclosures of non cash investing and financing activities:
Contingent Consideration on Acquisition	$425,000	$—

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

The consolidated balance sheet information as of December 31, 2013 was derived from the audited Consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The interim financial statements contained herein should be read in conjunction with that Report.

The consolidated financial statements have been reported in U.S. dollars by translating asset and liability amounts of a foreign wholly-owned subsidiary at the closing exchange rate, equity amounts at historical rates and the results of operations and cash flow at the average of the prevailing exchange rates during the periods reported. As a result, the Company is exposed to foreign currency translation gain or losses. These gains or losses are presented in its Consolidated Financial Statements as “Other comprehensive income (loss) - foreign currency translation adjustments”.

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

Tools

The Company conducts its Tools business through a wholly-owned subsidiary, Continental Tool Group, Inc. (“Continental”), which in turn currently operates through its wholly-owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”). During the third quarter of 2014, the Company acquired Exhaust Technologies Inc. and Universal Air Tool Company Limited. Both companies are subsidiaries of Florida Pneumatic. Additionally, during the third quarter of 2014, the Company acquired substantially all the assets of Air Tool Service Company, which business operates through a company, which is a wholly-owned subsidiary of Hy-Tech. (See Note 3 – Acquisitions, for additional information relating to these acquisitions)

Florida Pneumatic is engaged in the importation and sale of pneumatic hand tools, primarily for the retail, industrial and automotive markets, and the importation and sale of compressor air filters.  Florida Pneumatic also markets, through its Berkley Tool division (“Berkley”), a product line which includes pipe and bolt dies, pipe taps, wrenches, vises and stands, pipe and tubing cutting equipment, hydrostatic test pumps, and replacement electrical components for a widely-used brand of pipe cutting and threading machines.

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

The following table sets forth the elements of basic and diluted earnings per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator for basic and diluted earnings per common share:

Net income	$816,000	$810,000	$1,850,000	$2,306,000

Denominator:
For basic earnings per share - weighted average common shares outstanding	3,792,000	3,694,000	3,737,000	3,684,000
Dilutive securities (1)	176,000	218,000	180,000	204,000
For diluted earnings per share - weighted average common shares outstanding	3,968,000	3,912,000	3,917,000	3,888,000

(1)    Dilutive securities consist of “in the money” stock options.

  At September 30, 2014 and 2013 and during the three and nine-month periods ended September 30, 2014 and 2013, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Class A Common Stock for the period. These options are antidilutive and are excluded from the computation of earnings per share. The weighted average antidilutive stock options outstanding were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Weighted average antidilutive stock options outstanding	184,000	296,000	232,000	236,000

NOTE 3 – ACQUISITIONS

Exhaust Technologies Inc.

On July 1, 2014, the Company acquired Exhaust Technologies, Inc. (“ETI”), a developer and distributor of pneumatic tools, through a merger between a newly formed wholly-owned subsidiary of Florida Pneumatic and ETI. ETI markets its AIRCAT and NITROCAT brand pneumatic tools primarily to the automotive market. ETI’s business will operate through Florida Pneumatic. The purchase price for this acquisition consisted of $10,377,000 in cash plus the assumption of certain payables. The Company financed this acquisition from the Company's Revolver Loan (“Revolver”) provided for within the Credit Agreement with Capital One Business Credit Corp. (“COBC”), which is further described in Note 8 to these Consolidated Financial Statements

Universal Air Tool Company Limited

On July 29, 2014, the Company acquired all of the outstanding shares of Universal Air Tool Company Limited (“UAT”), a distributor of pneumatic tools. The purchase price for this acquisition consisted of approximately $1,950,000 in cash and is subject to a post-closing working capital adjustment. In addition, there is a potential contingent consideration payment due to the former shareholders of UAT of a maximum of approximately $400,000. UAT, located in High Wycombe, England, markets pneumatic tools to the automotive market sector primarily in the United Kingdom and Ireland. The Company financed this acquisition from the Company's Revolver.

Air Tool Service Company

On August 13, 2014, the Company, through a newly formed wholly owned subsidiary of Hy-Tech, acquired substantially all of the assets comprising the business of Air Tool Service Company (“ATSCO”), an Ohio based corporation engaged in the design, manufacture and distribution of pneumatic tools and parts. The purchase price consisted of approximately $7,659,000 in cash and the assumption of certain payables and liabilities, and is subject to a post-closing working capital adjustment. The Company financed this acquisition from the Company's Revolver and a new Term Loan provided for within the Credit Agreement with COBC, which is further described in Note 8 to these Consolidated Financial Statements

The purchase price for the acquisitions completed during the three-month period ended September 30, 2014 was as follows:

	ETI	UAT	ATSCO	Total
Cash paid at closing	$9,850,000	$1,947,000	$7,659,000	$19,456,000
Estimated net asset adjustments	527,000	(142,000)	(100,000)	285,000
Fair Value of Contingent Consideration	—	425,000	—	425,000
Total estimated purchase price	$10,377,000	$2,230,000	$7,559,000	$20,166,000

The following table presents the estimated fair values of the net assets acquired, liabilities assumed and the amount allocated to goodwill:

	ETI	UAT	ATSCO	TOTAL
Cash	$—	$104,000	$—	$104,000
Accounts receivable	1,086,000	732,000	190,000	2,008,000
Inventories	1,669,000	772,000	600,000	3,041,000
Other current assets	911,000	5,000	—	916,000

Property and equipment	140,000	167,000	651,000	958,000
Identifiable intangible assets:
Customer relationships	4,560,000	334,000	3,260,000	8,154,000
Trademarks and trade names	1,160,000	478,000	240,000	1,878,000
Non-compete agreements	115,000	134,000	130,000	379,000
Engineering drawings	—	—	120,000	120,000
Patents	1,205,000	—	—	1,205,000
Total assets acquired	10,846,000	2,726,000	5,191,000	18,763,000

Less: liabilities assumed	1,489,000	626,000	345,000	2,460,000
Deferred taxes payable	2,708,000	189,000	—	2,897,000
Total fair value of net assets acquired	6,649,000	1,911,000	4,846,000	13,406,000
Goodwill	3,728,000	319,000	2,713,000	6,760,000
Total estimated purchase price	$10,377,000	$2,230,000	$7,559,000	$20,166,000

The excess of the total purchase price over the fair value of the net assets acquired, including the value of the identifiable intangible assets, has been allocated to goodwill. Goodwill attributable to ATSCO will be amortized for fifteen years for tax purposes, but not deductible for financial reporting purposes. Goodwill attributable to ETI and UAT is not amortizable for tax purposes or deductible for financial reporting purposes. The fair values and estimated lives of the identifiable intangible assets are based on current information and are subject to change. The ATSCO intangible assets subject to amortization will be amortized over fifteen years for tax purposes. The ETI and UAT intangible assets are not subject to amortization for tax purposes. For financial reporting purposes, useful lives have been assigned as follows:

	ETI	UAT	ATSCO

Customer relationships	12 years	12 years	12 years
Trademarks and trade names	Indefinite	Indefinite	Indefinite
Non-compete agreements	4 years	3 years	5 years
Engineering drawings	—	—	5 years
Patents	3-10 years	—	—

In connection with one of the aforementioned transactions, the Company, in accordance the Accounting Standards Codification 740-10, recorded in Accrued liabilities an uncertain tax position of $866,000 on its Consolidated Balance Sheet as of September 30, 2014.  The parties to such transaction entered into a tax exposure-related escrow agreement which the Company believes adequately covers the entire potential exposure related to the uncertain tax position, and as a result, such liability was offset by an indemnification asset recorded in Prepaid expenses and other current assets in the Consolidated Balance Sheet.

The following unaudited pro-forma combined financial information gives effect to the acquisition of ETI, UAT and ATSCO as if they were consummated January 1, 2013. This unaudited pro-forma financial information is presented for information purposes only, and is not intended to present actual results that would have been attained had the acquisitions been completed as of January 1, 2013 (the beginning of the earliest period presented) or to project potential operating results as of any future date or for any future periods.

	For the three months ended	For the nine months ended	For the three months ended	For the nine months ended
	September 30, 2013 (Unaudited)	September 30, 2013 (Unaudited)	September 30, 2014 (Unaudited)	September 30, 2014 (Unaudited)
Revenues	$24,072,000	$73,776,000	$23,500,000	$66,915,000
Net income	$1,415,000	$5,107,000	$775,000	$4,148,000
Earnings per share - basic	$0.38	$1.39	$0.20	$1.11
Earnings per share - diluted	$0.36	$1.31	$0.20	$1.06

NOTE 4 - STOCK-BASED COMPENSATION

During the three and nine-month periods ended September 30, 2014 and 2013, the Company did not grant any stock options.

The following is a summary of the changes in outstanding options during the nine-month period ended September 30, 2014:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2014	633,188	$6.76	4.8	$951,000
Granted	—	—
Exercised	(96,188)	7.76
Forfeited	—	—
Expired	(26,500)	8.06
Outstanding, September 30, 2014	510,500	$6.51	5.0	$1,303,505

Vested September 30, 2014	449,494	$6.38	4.6	$1,261,239

The following is a summary of changes in non-vested options for the nine months ended September 30, 2014:

	Option Shares	Weighted Average Grant- Date Fair Value
Non-vested options, January 1, 2014	121,500	$5.38
Granted	—	—
Vested	(60,494)	4.62
Forfeited	—	—
Non-vested options, September 30, 2014	61,006	$6.14

The number of shares of Common Stock available for issuance under the 2012 Stock Incentive Plan as of September 30, 2014 was 194,517. At September 30, 2014, there were 113,500 options outstanding, issued under the 2012 Stock Incentive Plan and 397,000 options outstanding issued, under the 2002 Stock Incentive Plan.

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

NOTE 5 - ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	September 30, 2014	December 31, 2013
Accounts receivable	$14,810,000	$8,975,000
Allowance for doubtful accounts	(165,000)	(236,000)
	$14,645,000	$8,739,000

NOTE 6 - INVENTORIES

Inventories - net consist of:

	September 30, 2014	December 31, 2013
Raw material	$2,048,000	$1,836,000
Work in process	952,000	475,000
Finished goods	23,678,000	22,924,000
	26,678,000	25,235,000
Reserve for obsolete and slow-moving inventories	(2,371,000)	(2,261,000)
	$24,307,000	$22,974,000

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill, which resulted from the acquisitions of ETI, UAT and ATSCO, for the nine-months ended September 30, 2014, are as follows:

	Consolidated	Tools	Hardware
Balance, January 1, 2014	$5,150,000	$3,278,000	$1,872,000
Acquisition of ETI, UAT and ATSCO	6,746,000	6,746,000	—
Balance, September 30, 2014	$11,896,000	$10,024,000	$1,872,000

Other intangible assets were as follows:

	September 30, 2014			December 31, 2013
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships	$13,208,000	$4,316,000	$8,892,000	$5,070,000	$4,087,000	$983,000
Trademarks and trade names	2,056,000	—	2,056,000	199,000	—	199,000
Engineering drawings	410,000	111,000	299,000	290,000	97,000	193,000
Licensing	305,000	221,000	84,000	305,000	178,000	127,000
Non-compete agreements	373,000	8,000	365,000	—	—	—
Patents	1,205,000	67,000	1,138,000	—	—	—
Totals	$17,557,000	$4,723,000	$12,834,000	$5,864,000	$4,362,000	$1,502,000

Amortization expense for intangible assets subject to amortization was as follows:

Three months ended September 30,		Nine months ended September 30,
2014	2013	2014	2013
$245,000	$58,000	$361,000	$192,000

Amortization expense for each of the twelve-month periods ending September 30, 2015 through September 30, 2019 is estimated to be as follows: 2015 - $1,293,000; 2016 - $1,262,000; 2017 - $1,183,000; 2018 - $984,000 and 2019 - $972,000.  The weighted average amortization period for intangible assets was 10.3 years at September 30, 2014 and 6.8 years at December 31, 2013.

NOTE 8 - DEBT

SHORT-TERM LOANS

P&F, along with Florida Pneumatic, Hy-Tech and Nationwide, as borrowers, entered into a Loan and Security Agreement in October 2010, as amended (“Credit Agreement”), with Capital One Business Credit Corp., formerly known as Capital One Leverage Finance Corporation, as agent and lender (“COBC”). The Credit Agreement expires December 19, 2017, (the “Maturity Date”). Further, the Credit Agreement provides for a Revolver Loan (“Revolver”), borrowings under which are secured by the Company’s accounts receivable, mortgages on its real property located in Cranberry, PA, Jupiter, FL and Tampa, FL (“Real Property”),  inventory and equipment, and are cross-guaranteed by certain of our subsidiaries (the “Subsidiary Guarantors”). Revolver borrowings bear interest at either LIBOR (London InterBank Offered Rate) or the Base Rate, as defined in the Credit Agreement (“Base Rate”), plus the Applicable Margin (the “Applicable Margin”), as defined in the Credit Agreement. The interest rate, either LIBOR or Base Rate, which is added to the Applicable Margin, is at the option of the Company, subject to limitations on the number of LIBOR borrowings.

Contemporaneously with the ATSCO acquisition described in Note 3, the Company, on August 13, 2014, entered into an Amended and Restated Loan and Security Agreement, (the “Restated Loan Agreement”), with COBC. The Restated Loan Agreement, among other things, amended the Credit Agreement by: (1) increasing the total amount of the credit facility to approximately $33,657,000, (2) increasing the Revolver from $20,000,000 to $22,000,000, (3) creating a new Term Loan, as defined in the Restated Loan Agreement (“Term Loan B”), and (4) re-designating as “Term Loan A”, the previously existing outstanding Term Loan, which relates primarily to the Company’s real property. In addition, the Restated Loan Agreement also reset certain financial covenants.

At September 30, 2014 and December 31, 2013, the balance of Revolver borrowings outstanding was $14,419,000 and $360,000, respectively. The primary cause for the increase in the Company’s Revolver balance at September 30, 2014, was due to the funding necessary to complete the acquisitions of ETI, UAT and ATSCO that occurred during the third quarter of 2014. Applicable Margins added to Revolver borrowings at LIBOR and the Base Rate were 2.0% and 1.0%, respectively at September 30, 2014 and were 1.75% and 0.75%, respectively, at December 31, 2013.

The Company is required to provide, among other things, monthly financial statements, monthly borrowing base certificates and certificates of compliance with various financial covenants. The Company believes that at September 30, 2014, it is in compliance with all covenants. As part of the Credit Agreement, if an event of default occurs, COBC has the option to, among other things, increase the interest rate by two percent per annum during the period of default.

LONG-TERM LOANS

The Restated Loan Agreement also provides for a $6,533,000 Term Loan A, which is secured by mortgages on the Real Property, accounts receivable, inventory and equipment.  Term Loan borrowings incur interest at LIBOR or the Base Rate plus the Applicable Margins, which were 3.0% and 2.0%, respectively, at September 30, 2014 and December 31, 2013.

Additionally, the Restated Loan Agreement provides for a Term Loan B, pursuant to which the Company borrowed the maximum principal amount of $3,000,000 as part of the ATSCO acquisition. This Term Loan B is to be repaid in 36 consecutive monthly payments of $83,000, with an additional mandatory repayment each year equal to 50% of the Company’s Excess Cash Flow (as defined in the Restated Loan Agreement) for such year, if any. Term Loan B borrowings incur interest at LIBOR or the Base Rate plus the Applicable Margins, which was 3.25% and 2.25% at September 30, 2014.

The Company borrowed $380,000 and $519,000 in March 2012 and September 2012, respectively, as loans primarily for machinery and equipment (“Capex Term Loans”). Applicable Margins added to these Capex Term Loans at both September 30, 2014 and December 31, 2013 were 3.00% and 2.00%, for borrowings at LIBOR and the Base Rate, respectively.

Long-term debt consists of:

	September 30, 2014	December 31, 2013
Term Loan A - $23,000 payable monthly January 2013 through December 2017, balance due December 19, 2017.	$6,510,000	$6,720,000
Term Loan B - $83,000 payable monthly September 2014 through August 2017.	2,917,000	—
Capex Term Loan - $6,000 payable monthly May 2012 through April 2017.	197,000	254,000
Capex Term Loan - $9,000 payable monthly October 2012 through September 2017.	311,000	389,000
	9,935,000	7,363,000
Less current maturities	1,460,000	460,000
	$8,475,000	$6,903,000

NOTE 9 - RELATED PARTY TRANSACTIONS

The president of one of the Company’s subsidiaries is part owner of one of that subsidiary’s vendors. During the three and nine-month periods ended September 30, 2014, the Company purchased approximately $254,000 and $672,000, respectively, of product from this vendor. During the three and nine-month periods ended September 30, 2013, the Company purchased approximately $120,000 and $622,000, respectively, of product from this vendor. At September 30, 2014 and 2013, the Company owed this vendor $84,000 and $49,000, respectively. All transactions were made at arms-length.

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

As of and for the three months ended September 30, 2014	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$22,932,000	$17,865,000	$5,067,000

Segment operating income	$3,217,000	$2,201,000	$1,016,000
General corporate expense	(1,627,000)
Interest expense	(158,000)
Income before income taxes	$1,432,000

Segment assets	$76,980,000	$65,011,000	$11,969,000
Corporate assets	2,344,000
Total assets	$79,324,000

Long-lived assets, including $55,000 at corporate	$35,470,000	$30,815,000	$4,600,000

As of and for the three months ended September 30, 2013	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$20,483,000	$14,776,000	$5,707,000

Segment operating income	$2,903,000	$1,938,000	$965,000
General corporate expense	(1,506,000)
Interest expense – net	(116,000)
Income before income taxes	$1,281,000

Segment assets	$53,647,000	$42,080,000	$11,567,000
Corporate assets	3,878,000
Total assets	$57,525,000

Long-lived assets, including $11,000 at corporate	$17,064,000	$12,604,000	$4,449,000

As of and for the nine months ended September 30, 2014	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$57,132,000	$41,749,000	$15,383,000

Segment operating income	$8,112,000	$4,887,000	$3,225,000
General corporate expense	(4,667,000)
Interest expense	(335,000)
Income before income taxes	$3,110,000

As of and for the nine months ended September 30, 2013	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$60,668,000	$43,625,000	$17,043,000

Segment operating income	$8,395,000	$5,392,000	$3,003,000
General corporate expense	(4,331,000)
Interest expense – net	(386,000)
Income before income taxes	$3,678,000

NOTE 11 - SUBSEQUENT EVENT

On October 14, 2014, the Company acquired 208,325 shares of the Company’s Class A Common Stock from Timothy J. Stabosz in a privately negotiated transaction pursuant to a purchase agreement, at a purchase price of $7.60 per share, which was at a discount to the then market price of the Company’s Common Stock, with an aggregate purchase price of approximately $1,583,000. The purchase agreement contains certain covenants, including standstill restrictions imposed on the Seller with respect to shares of Common Stock for a three-year period.

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

Tools

We conduct our Tools business through a wholly-owned subsidiary, Continental Tool Group, Inc. (“Continental”), which in turn currently operates through its wholly-owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”). During the third quarter of 2014, the Company acquired Exhaust Technologies Inc. and Universal Air Tool Company, Limited. Both companies are subsidiaries of Florida Pneumatic. Additionally, during the third quarter of 2014, the Company acquired substantially all the assets of Air Tool Service Company, which business operates through a company, which is a wholly-owned subsidiary of Hy-Tech. (See Overview to this Management’s Discussion and Analysis for additional information relating to these acquisitions)

Florida Pneumatic is engaged in the importation and sale of pneumatic hand tools, primarily for the retail, industrial and automotive markets, and the importation and sale of compressor air filters. Florida Pneumatic also markets, through its Berkley Tool division (“Berkley”), a line of pipe cutting and threading tools, wrenches and replacement electrical components for a widely-used brand of pipe cutting and threading machines.

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

Overview

Notable facts about our third quarter 2014:

Acquisitions:

Exhaust Technologies Inc.

On July 1, 2014, we acquired Exhaust Technologies, Inc. (“ETI”), a developer and distributor of pneumatic tools, through a merger between a newly formed, wholly-owned subsidiary of Florida Pneumatic with Exhaust Technologies Inc. ETI markets its AIRCAT and NITROCAT brand pneumatic tools primarily to the automotive market. ETI’s business will operate through Florida Pneumatic. The purchase price for this acquisition consisted of $10,377,000 in cash plus the assumption of certain payables. We financed this acquisition from our Revolver Loan, provided for within the Credit Agreement with Capital One Business Credit Corp. (“COBC”), which is further described in the accompanying unaudited Consolidated Financial Statements. We believe that this acquisition will enable us to become a larger factor in the automotive air tools industry, as well as provide our other pneumatic tools companies the ability to utilize some of ETI’s patented technologies in future product offerings.

Universal Air Tool Company Limited

On July 29, 2014, Florida Pneumatic acquired all of the outstanding shares of Universal Air Tool Company Limited (“UAT”), a distributor of pneumatic tools. The purchase price for this acquisition consisted of approximately $1,950,000 in cash and is subject to a post-closing working capital adjustment. In addition, there is a potential contingent consideration payment due to the former shareholders of UAT of a maximum of approximately $400,000. UAT, located in High Wycombe, England, markets pneumatic tools to the automotive market sector primarily in the United Kingdom and Ireland. We financed this acquisition from our Revolver. This acquisition provides us with direct entry into the European pneumatic tool market for our entire suite of air tool products.

Air Tool Service Company

On August 13, 2014, we, through a newly formed wholly owned subsidiary of Hy-Tech, acquired substantially all of the assets comprising the business of Air Tool Service Company (“ATSCO”), an Ohio based corporation engaged in the design, manufacture and distribution of pneumatic tools and parts. The purchase price consisted of approximately $7,659,000 in cash and the assumption of certain payables and liabilities, and is subject to a post-closing working capital adjustment. We financed this acquisition from our Revolver and a new Term Loan provided for within the Credit Agreement with COBC. We believe this acquisition will expand Hy-Tech’s product offering and enlarge its customer base.

We believe each acquisition should be immediately accretive to earnings.

As the result of the UAT acquisition, we now are exposed to foreign currency translation gains and losses. These gains or losses are presented in our consolidated financial statements as “Other comprehensive loss – foreign currency translation adjustments”. For the three and nine-month periods ended September 30, 2014, we reported a foreign currency translation loss of $63,000, due to the decline in the value of the U.S. dollar to the British pound sterling since the date of acquisition.

As the result of the acquisitions described above, our intangible assets as of the date of the transactions, increased as follows:

Customer relationships	$8,154,000
Trademarks and trade names	1,878,000
Non compete agreements	379,000
Engineering drawings	120,000
Patents	1,205,000
11,736,000

Goodwill	6,760,000
$18,496,000

The fair values and estimated lives of the identifiable intangible assets are based on current information and are subject to change. The ATSCO intangible assets subject to amortization will be amortized over fifteen years for tax purposes. The ETI and UAT intangible assets are not subject to amortization for tax purposes. For financial reporting purposes, useful lives have been assigned as follows:

	ETI	UAT	ATSCO

Customer relationships	12 years	12 years	12 years
Trademarks and trade names	Indefinite	Indefinite	Indefinite
Non-compete agreements	4 years	3 years	5 years
Engineering drawings	—	—	5 years
Patents	3-10 years	—	—

In connection with one of the aforementioned transactions, we, in accordance the Accounting Standards Codification 740-10, recorded in Accrued liabilities an uncertain tax position of $866,000 on its Consolidated Balance Sheet as at September 30, 2014.  The parties to such transaction entered into a tax exposure-related escrow agreement which we believe adequately covers the entire potential exposure related to the uncertain tax position, and as a result, such liability was offset by an indemnification asset recorded in Prepaid and other current assets in the Consolidated Balance Sheet.

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

Operating Measures

Key operating measures we use to manage our operating segments are: orders, shipments, development of new products, customer retention, inventory levels and productivity. These measures are recorded and monitored at various intervals, including daily, weekly and monthly. To the extent these measures are relevant, they are discussed in the detailed sections for each operating segment.

Financial Measures

Key financial measures we use to evaluate the results of our business include: various revenue metrics, gross margin, selling, general and administrative expenses, earnings before interest and taxes, operating cash flows and capital expenditures, return on sales, return on assets, days sales outstanding and inventory turns. These measures are reviewed at monthly, quarterly and annual intervals and compared to historical periods as well as established objectives. To the extent that these measures are relevant, they are discussed in the detailed sections for each operating segment.

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

RESULTS OF OPERATIONS

Unless otherwise discussed below, we believe that our relationships with our key customers, given current economic conditions, remain satisfactory. There were no major trends or uncertainties that had, or we could reasonably expect could have, a material impact on our revenue. Further, other than the impact the three acquisitions completed during the third quarter of 2014 had on our consolidated financial statements, there was no unusual or infrequent event, transaction or any significant economic change that materially affected our results of operations. However, we continue to encounter sluggishness in the pneumatic tool sector of our business. We believe that the prolonged, inclement weather during the first several months of 2014 has negatively impacted our overall year to date results.

The table below provides an analysis of our net revenue for the three and nine-month periods ended September 30, 2014 and 2013:

Revenue

	Three months ended September 30,
	2014	2013	Variance	Variance
			$	%
Tools
Florida Pneumatic	$13,973,000	$10,767,000	$3,206,000	29.8%
Hy-Tech	3,892,000	4,009,000	(117,000)	(2.9)
Tools Total	17,865,000	14,776,000	3,089,000	20.9

Hardware
Hardware Total	5,067,000	5,707,000	(640,000)	(11.2)

Consolidated	$22,932,000	$20,483,000	$2,449,000	12.0%

	Nine months ended September 30,
	2014	2013	Variance	Variance
			$	%
Tools
Florida Pneumatic	$30,335,000	$31,485,000	$(1,150,000)	(3.7)%
Hy-Tech	11,414,000	12,140,000	(726,000)	(6.0)
Tools Total	41,749,000	43,625,000	(1,876,000)	(4.3)

Hardware
Hardware Total	15,383,000	17,043,000	(1,660,000)	(9.7)

Consolidated	$57,132,000	$60,668,000	$(3,536,000)	(5.8)%

Tools

Florida Pneumatic markets its air tool products primarily to the retail, industrial/catalog and the automotive market. It also generates revenue from its Berkley products line as well as a line of air filters and other OEM parts (“Other”).

An analysis of Florida Pneumatic’s revenue for the three and nine-month periods ended September 30, 2014 and 2013 is as follows:

	Three months ended September 30,
	2014		2013		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Retail customers	$9,339,000	66.8%	$8,467,000	78.7%	$872,000	10.3%
Industrial/catalog	1,591,000	11.4	1,639,000	15.2	(48,000)	(2.9)
Automotive	2,652,000	19.0	302,000	2.8	2,350,000	778.1
Other	391,000	2.8	359,000	3.3	32,000	8.9
Total	$13,973,000	100.0%	$10,767,000	100.0%	$3,206,000	29.8%

	Nine months ended September 30,
	2014		2013		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Retail customers	$21,277,000	70.1%	$24,134,000	76.6%	$(2,857,000)	(11.8)%
Industrial/catalog	4,679,000	15.4	5,341,000	17.0	(662,000)	(12.4)
Automotive	3,262,000	10.8	890,000	2.8	2,372,000	266.5
Other	1,117,000	3.7	1,120,000	3.6	(3,000)	(0.3)
Total	$30,335,000	100.0%	$31,485,000	100.0%	$(1,150,000)	(3.7)%

The increase in Florida Pneumatic’s Retail revenue during the third quarter of 2014, compared to the three-month period ended September 30, 2013, is due mostly to an increase in holiday/seasonal promotions to The Home Depot (“THD”), partially offset by lower holiday/seasonal promotions to Sears. Industrial/catalog revenue for the third quarter of 2014 strengthened compared to the first six months of 2013, falling just slightly below the prior year third quarter level. However, during the third quarter of 2014 we continued to encounter weakness in sales to our catalog customers, as we believe certain catalog customers have added additional air tool suppliers, thus diluting our position. Further, our Industrial revenue, while improving, remains somewhat sluggish, mostly due to a slowdown in orders from customers in the metal-working manufacturing and foundries sectors. As described in the Overview and Liquidity sections of the Management’s Analysis and Discussion, during the third quarter of 2014, we acquired ETI and UAT. Our objective was to further expand our presence in the automotive sector of the pneumatic tools market. As the result of these acquisitions, our Automotive revenue during the third quarter of 2014 was $2,652,000, nearly seven and one half times the prior year. Other revenue during the third quarter of 2014 improved when compared to the same period in 2013, due to stronger revenue from its Berkley products line.

When comparing the nine-month periods ended September 30, 2014 and 2013, the most significant factors contributing to the decline in Florida Pneumatic’s Retail revenue is the shipping of the initial roll-out to THD in 2013 of approximately $3,000,000, compared to the normal level of replenishment orders during the first nine months of 2014. Industrial/catalog revenue during the first nine months of 2014 declined compared to the same period in the prior year due in large part to a weakness with the specialty distributors, who service various general industries, such as foundries and metal-working manufacturers, which use abrasive/finishing tools such as grinders and cutting tools.  During the nine-month period ended September 30, 2014 our Automotive revenue was up due to the ETI and UAT acquisitions during the third quarter of 2014. We intend to continue to place greater emphasis on this now expanded sector.

Hy-Tech focuses primarily on the industrial sector of the pneumatic tools market.  Hy-Tech manufactures and markets its own value-added line of air tools and parts, as well as distributes a complementary line of sockets, in the aggregate, (“ATP”).  Hy-Tech Machine products (“Hy-Tech Machine”) are primarily marketed to the mining, construction and industrial manufacturing sectors.

An analysis of Hy-Tech’s revenue for the three and nine-month periods ended September 30, 2014 and 2013 is as follows:

	Three months ended September 30,
	2014		2013		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
ATP	$2,967,000	76.2%	$2,932,000	73.1%	$35,000	1.2%
Hy-Tech Machine	392,000	10.1	371,000	9.3	21,000	5.7
Major customer	453,000	11.6	602,000	15.0	(149,000)	(24.8)
Other	80,000	2.1	104,000	2.6	(24,000)	(23.1)
Total	$3,892,000	100.0%	$4,009,000	100.0%	$(117,000)	(2.9)%

	Nine months ended September 30,
	2014		2013		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
ATP	$8,131,000	71.2%	$8,360,000	68.8%	$(229,000)	(2.7)%
Hy-Tech Machine	1,128,000	9.9	1,501,000	12.4	(373,000)	(24.9)
Major customer	1,941,000	17.0	1,991,000	16.4	(50,000)	(2.5)
Other	214,000	1.9	288,000	2.4	(74,000)	(25.7)
Total	$11,414,000	100.0%	$12,140,000	100.0%	$(726,000)	(6.0)%

The third quarter of 2014 ATP revenue, which includes shipments of ATSCO tools since the August 13, 2014 date of acquisition, improved slightly when compared to the third quarter of 2013. Revenue from Hy-Tech’s major customer during the three-month period ended September 30, 2014, was lower than the same period a year ago. We believe the decline in revenue associated with its major customer is likely due to their irregular ordering pattern, and not necessarily indicative of a trend.

When comparing the nine-month periods ended September 30, 2014 and 2013, a sluggish, unsettled economy we believe is a primary factor contributing to the decreased revenue for Hy-Tech. With respect to ATP parts and tools revenue, we believe the decline compared to the same period in 2013 is being driven by hesitancy on the part of the industry to spend on capital equipment at this time. However, partially offsetting this decline are increases in sockets, drilling motors and parts and ATSCO product lines. During the nine-month period ended September 30, 2013 there was a one-time, special order shipment, which did not occur this year.

Hardware

Our Hardware segment, which currently consists of Nationwide, generates revenue from the sale of Fencing and gate hardware, OEM products and Patio hardware. In November 2013, Nationwide sold all inventory, intangibles and certain fixed assets attributable to its Kitchen and Bath product line to an unrelated third party.  Due to the relatively low contribution margin generated by this product line, the net impact of this sale was immaterial to our operations.

	Three months ended September 30,
	2014		2013		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Fence and gate hardware	$4,199,000	82.9%	$4,001,000	70.1%	$198,000	4.9%
OEM	467,000	9.2	535,000	9.4	(68,000)	(12.7)
Patio	401,000	7.9	430,000	7.5	(29,000)	(6.7)
Kitchen and Bath	—	—	741,000	13.0	(741,000)	(100.0)
Total	$5,067,000	100.0%	$5,707,000	100.0%	$(640,000)	(11.2)%

	Nine months ended September 30,
	2014		2013		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Fence and gate hardware	$12,785,000	83.1%	$12,236,000	71.8%	$549,000	4.5%
OEM	1,339,000	8.7	1,374,000	8.1	(35,000)	(2.5)
Patio	1,259,000	8.2	1,241,000	7.2	18,000	1.5
Kitchen and Bath	—	—	2,192,000	12.9	(2,192,000)	(100.0)
Total	$15,383,000	100.0%	$17,043,000	100.0%	$(1,660,000)	(9.7)%

Nationwide’s revenue for the three-month period ended September 30, 2014, compared to the same period in 2013, for Fence and gate hardware, OEM and Patio, in the aggregate, improved 2.0%. We believe two of the key drivers to our Fence and gate hardware revenue are new home construction and home improvement/renovations. New home starts during the three-month period ended September 30, 2014, according to the U.S. Census Bureau data released in October 2014, increased compared to the same period in the prior year, as did spending on home improvement/renovations. The decline in Nationwide’s OEM third quarter revenue was due in large part to large orders in the same three-month period in 2013 not recurring during this quarter in 2014. Its Patio revenue was off slightly compared to the third quarter of 2013, due in part from delivery issues from its overseas and domestic suppliers. Nationwide intends to continue its current growth strategy, which is to develop new products and accessories for the Fence and gate hardware line, as well as to continue to expand its market campaign throughout the United States, Australia and New Zealand.

Nationwide’s revenue for the first nine months of 2014, for Fence and gate hardware, OEM and Patio, in the aggregate, is up 3.6% over the same period in 2013. Fence and gate hardware continue to be the driving force at Nationwide, accounting for 83.1% of its year to date 2014 revenue. Fence and gate hardware revenue continue to improve over the same period in 2013 due primarily to an expanding customer base as well as new product releases.   Nationwide is encountering a slow-down in its Patio and OEM lines, which could impact its revenue and gross margin for the remainder of 2014.

Gross Margins / Profits

	Three months ended September 30,				Increase (decrease)
	2014		2013		Amount		%
Florida Pneumatic	$4,428,000		3,289,000		$1,139,000		34.6%
As percent of respective revenue		31.7%		30.5%	1.2	%pts
Hy-Tech	1,543,000		1,641,000		(98,000)		(6.0)%
As percent of respective revenue		39.6%		40.9%	(1.3	)%pts
Total Tools	5,971,000		4,930,000		1,041,000		21.1%
As percent of respective revenue		33.4%		33.4%	—	%pts
Total Hardware	2,057,000		2,125,000		(68,000)		(3.2)%
As percent of respective revenue		40.6%		37.2%	3.4	%pts
Consolidated	$8,028,000		$7,055,000		$973,000		13.8%
As percent of respective revenue		35.0%		34.4%	0.6	%pts

	Nine months ended September 30,				Increase (decrease)
	2014		2013		Amount		%
Florida Pneumatic	$9,990,000		$10,370,000		$(380,000)		(3.7)%
As percent of respective revenue		32.9%		32.9%	—	%pts
Hy-Tech	4,574,000		5,122,000		(548,000)		(10.7)%
As percent of respective revenue		40.1%		42.2%	(2.1	)%pts
Total Tools	14,564,000		15,492,000		(928,000)		(6.0)%
As percent of respective revenue		34.9%		35.5%	(0.6	)%pts
Total Hardware	6,102,000		6,399,000		(297,000)		(4.6)%
As percent of respective revenue		39.7%		37.5%	2.2	%pts
Consolidated	$20,666,000		$21,891,000		$(1,225,000)		(5.6)%
As percent of respective revenue		36.2%		36.1%	0.1	%pts

Tools

 The Acquisition of ETI and UAT had a major impact on Florida Pneumatic’s gross margin and gross profit for the third quarter of 2014. Both ETI and UAT market their pneumatic tools to the automotive sector, which tends to generate higher gross margins than the retail sector, but not as strong as the higher margin industrial or catalog sectors. As such, their addition in 2014 enabled Florida Pneumatic to improve its overall gross margin as well as its gross profit, compared to the same three-month period in 2013. The 1.3 percentage decrease in Hy-Tech’s third quarter gross margin was due largely to customer/product mix. During the third quarter of 2014, ATSCO product line gross margin was below Hy-Tech’s general gross margin range of approximately 39.0% to 40.0%. We believe Hy-Tech’s overall gross margins should begin to improve during the first half of 2015, as we move further into our integration and ultimately close the ATSCO operation in Ohio and relocate it to our existing Cranberry, PA. facility.

The decrease in Florida Pneumatic’s Retail revenue was the key factor in the reduction in its gross profit. For the nine-month period ended September 30, 2014, Hy-Tech’s gross margin declined compared to the same period in the prior year due to customer/product mix, and, to lesser degree, lower absorption of manufacturing overhead due to lower machine hours, and lower gross margins generated from the ATSCO acquisition. The decline in Hy-Tech’s gross profit is due to lower revenue and lower gross margins.

Hardware

Third quarter 2014 gross margin at Nationwide improved over the same period in the prior year primarily due to the elimination of the Kitchen & Bath product line, which generally provided a lower gross margin than that of Nationwide’s other product lines.

Similar to the three-month results, Nationwide’s gross margin improved during the nine-month period ended September 30, 2014, compared to the same period in the prior year due primarily to the elimination of the Kitchen & Bath product line. Additional factors impacting Nationwide’s gross margin during the first nine months of 2014 include, but are not limited to overall product mix, overseas cost increases, additional freight costs, and competitive pricing pressure. Nationwide’s gross profit declined solely as a function of revenue.

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

During the third quarter of 2014, our SG&A was $6,438,000, or 28.1% of revenue, compared to $5,658,000, or 27.6% of revenue during the same three-month period in 2013. Contributing to the increase in SG&A was additional variable costs of $299,000, (which includes among other costs, commissions, warranty costs, freight out and advertising/promotional fees), associated with the increase in revenue. Additionally, $422,000 of the increase in SG&A is due to increased professional fees and other costs directly attributable to the three acquisitions, which are discussed in further detail elsewhere in this Management’s Discussion and Analysis. Further, amortization and depreciation increased $195,000, nearly all of which is the result of the three acquisitions. The above increases were partially offset by a decrease of $101,000 in compensation, which is comprised of base salaries and wages, accrued performance-based bonus incentives, associated payroll taxes and employee benefits, and in non-cash-stock based compensation of $56,000.

Our SG&A for the nine-month period ended September 30, 2014 was $17,221,000, compared to $17,827,000, incurred during the same period in 2013.  Stated as a percentage of revenue, our SG&A for the first nine months of 2014 was 30.1%, up from 29.4%, during the same period in the prior year. A significant factor contributing to the decrease in SG&A is the reduction of $258,000 of variable costs due to the decline in total revenue. Additionally, included in our first quarter 2013 SG&A, was a one-time fee of $700,000 incurred by Florida Pneumatic in connection with the initial roll-out to THD. Further, when comparing the nine-month period ended September 30, 2014, to the same period in the prior year, our SG&A compensation expenses and non-cash stock-based compensation declined $191,000 and $63,000, respectively. Due primarily to an adjustment to our allowance for doubtful accounts, our bad debt expense declined $175,000 when comparing the nine-month periods ended September 30, 2014 and 2013. Partially offsetting the above mentioned declines was an increase in amortization and depreciation of $145,000, nearly all of which the result of the three acquisitions. We also incurred increases in our professional fees and other costs that were directly attributable to the three acquisitions of $694,000.

Interest

Our interest expense during the three-month period ended September 30, 2014 was $158,000, compared to $116,000 for the same period in the prior year. This was primarily the result of the three acquisitions completed during the third quarter of 2014, for which we borrowed approximately $20,000,000 from our bank, mostly from the Revolver. Further, again primarily as the result of the aforementioned acquisitions, the average balance of short-term borrowings during the three-month period ended September 30, 2014 increased to $11,852,000, compared to $4,290,000 during the same period in 2013. The applicable loan margins that are added to both our LIBOR (London Inter Bank Offered Rate) and Base Rate, as defined in the Credit Agreement were lower this quarter, compared to the same period in 2013. See Liquidity and Capital Resources for further discussion on the applicable margin rate reductions. Additionally, included in our interest expense is amortization expense of debt financing costs of $23,000 in the third quarter of 2014, compared to $22,000, during the same period in 2013.

Interest expense for the nine-month period ended September 30, 2014 was $335,000, compared to $386,000 for the same period in 2013.  The average balance of our short-term borrowings during the first nine months of 2014 was $4,862,000 compared to $6,740,000, during the same period in 2013. Included in our interest expense is amortization expense of debt financing costs of $67,000 in the nine-month period ended September 30, 2014, compared to $65,000, during the same nine-month period in 2013.

Income Taxes

At the end of each interim reporting period, we estimate the effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision on a year-to-date basis and may change in subsequent interim periods. Our effective tax rate for the three and nine-months ended September 30, 2014 were 43.0% and 40.5%, respectively, compared to 36.8% and 37.3%, respectively, for the three and nine-month periods ended September 30, 2013. The effective tax rate for all periods differed from the U.S. federal statutory rate of 34% primarily due to state taxes and nondeductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flows from operations can be somewhat cyclical, typically with the greatest demand for cash in the first and third quarters.  We monitor various financial metrics, such as average days sales outstanding, inventory turns, estimated future purchasing requirements and capital expenditures, to project liquidity needs and evaluate return on assets employed.

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	September 30, 2014	December 31, 2013
Working Capital	$16,503,000	$26,777,000
Current Ratio	1.63 to 1.0	4.65 to 1.0
Shareholders’ Equity	$41,461,000	$38,730,000

Credit Facility

We entered into a Loan and Security Agreement in October 2010, as amended (“Credit Agreement”), with Capital One Business Credit Corp., formerly known as Capital One Leverage Finance Corporation, as agent and lender (“COBC”). The Credit Agreement expires December 19, 2017, (the “Maturity Date”). Further, the Credit Agreement provides for a Revolver Loan (“Revolver”), borrowings under which are secured by the Company’s accounts receivable, mortgages on its real property located in Cranberry, PA, Jupiter, FL and Tampa, FL (“Real Property”),  inventory and equipment, and are cross-guaranteed by certain of our subsidiaries (the “Subsidiary Guarantors”). Revolver borrowings bear interest at either LIBOR (London InterBank Offered Rate) or the Base Rate, as defined in the Credit Agreement (“Base Rate”), plus the Applicable Margin (the “Applicable Margin”), as defined in the Credit Agreement. The interest rate, either LIBOR or Base Rate, which is added to the Applicable Margin, is at the option of the Company, subject to limitations on the number of LIBOR borrowings.

The impact on our Revolver for the ETI and UAT acquisitions consummated during the third quarter of 2014 was $12,324,000.

Contemporaneously with the ATSCO acquisition, we entered into an Amended and Restated Loan and Security Agreement, (the “Restated Loan Agreement”), with COBC. The Restated Loan Agreement, among other things, amended the Credit Agreement by: (1) increasing the total amount of the credit facility to approximately $33,657,000, (2) increasing the Revolver from $20,000,000 to $22,000,000, (3) creating a new, $3,000,000 Term Loan, as defined in the Restated Loan Agreement (“Term Loan B”), and (4) re-designating as “Term Loan A”, the previously existing outstanding Term Loan, which relates primarily to the Company’s real property. The purchase price paid at closing for ATSCO consisted of the Term Loan B plus $4,659,000, from our Revolver. Term Loan borrowings incur interest at LIBOR or the Base Rate plus the Applicable Margins, which were 3.0% and 2.0%, respectively, at September 30, 2014 and December 31, 2013.

Additionally, the Restated Loan Agreement provides for a Term Loan B, pursuant to which the Company borrowed the maximum principal amount of $3,000,000 as part of the ATSCO acquisition. This Term Loan B is to be repaid in 36 consecutive monthly payments of $83,000, with an additional mandatory repayment each year equal to 50% of the Company’s Excess Cash Flow (as defined in the Restated Loan Agreement) for such year, if any.

Additionally, we borrowed $380,000 and $519,000 in March 2012 and September 2012, respectively, primarily for the purchase of machinery and equipment (“Capex Term Loans”). The repayment of these two loans is based on ninety-month amortization periods, resulting in repayments of $6,000 and $9,000, respectively. Applicable Margins added to these Capex Term Loans at September 30, 2014 and December 31, 2013 were 3.00% and 2.00%, for borrowings at LIBOR and the Base Rate, respectively.

Cash Flows

At September 30, 2014, our net cash balance was $504,000, compared to $413,000 at December 31, 2013. With respect to daily cash flows, we operate under the terms and conditions of the Revolver loan of the Credit Facility with COBC. As a result, all domestic cash receipts are remitted to COBC lock-boxes. Thus cash on hand is primarily cash disbursements that have not yet cleared our operating accounts at COBC. Our total bank debt at September 30, 2014 was $24,354,000, compared to $7,723,000 at December 31, 2013. Primarily the result of the three acquisitions consummated during the third quarter of 2014, our short-term borrowings increased by $14,059,000 and our long-term debt increasing by $2,572,000 at September 30, 2014. The aforementioned resulted in our total debt to total book capitalization (total debt divided by total debt plus equity), percentage rising to 37.0% at September 30, 2014, compared to 16.6% at December 31, 2013. We anticipate generating cash from operations during the remainder of 2014, with all acquisitions being immediately accretive. Capital spending was $713,000 for the nine-month period ended September 30, 2014, compared to $428,000 during the same period in the prior year.  Capital expenditures for the balance of 2014 are expected to be approximately $200,000, some or all of which may be financed through our credit facilities or financed through independent third party financial institutions. The remaining 2014 capital expenditures will primarily be for tooling for expansion of existing product lines, replacement of equipment and other capital improvements.

Customer concentration

Within our Tools segment we have two retail customers that in the aggregate, as of September 30, 2014, accounted for 56.1% of our consolidated accounts receivable, compared to 61.2% at September 30, 2013. To date, these customers, with minor exceptions, are current in their payments. Further, these two customers in the aggregate, accounted for 40.7% and 37.2% of our consolidated revenue for the three and nine month periods ended September 30, 2014, compared to 41.3% and 39.8%, respectively for the same three and nine-month periods in 2013.

Repurchase of our Common Stock

On October 14, 2014, we acquired 208,325 shares of our Class A Common Stock from Timothy J. Stabosz in a privately negotiated transaction pursuant to a purchase agreement, at a purchase price of $7.60, which was at a discount to the then market price of the Company’s Common Stock, per share with an aggregate purchase price of approximately $1,583,000. The purchase agreement contains certain covenants, including standstill restrictions imposed on the Seller with respect to shares of Common Stock for a three-year period.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted would have a material effect on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2014.

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

P&F INDUSTRIES, INC.
(Registrant)

	By	/s/ Joseph A. Molino, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: November 13, 2014		(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of July 1, 2014, by and among Florida Pneumatic Manufacturing Corporation, Flying Tiger Acquisition Corp., Exhaust Technologies, Inc., Robert E. Sterling and Mary Louise Sterling, and Robert E. Sterling, as Shareholders’ Representative. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated July 1, 2014).

2.2	Sale and Purchase Agreement, dated as of July 29, 2014, by and among Florida Pneumatic Manufacturing Corporation, Christian Moppett, Benjamin Moppett, Simon Moppett and Rosmarie Moppett as trustees of the Moppett Family Settlement (Douglas Herbert Moppett) 2009 and Rosmarie Moppett, individually and Universal Air Tools Company Limited (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated July 29, 2014).

2.3	Asset Purchase Agreement, dated as of August 13, 2014, by and among ATSCO Holdings Corp., Hy-Tech Machine, Inc., Air Tools Service Company and Rick J. Sabath (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated August 13, 2014).

10.1	Fifth Amendment to Loan Agreement, dated as of July 1, 2014, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc. and Woodmark International, L.P. and Capital One Business Credit Corp., as agent and Lenders. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 1, 2014).

10.2	Sixth Amendment to the Loan Agreement, dated as of July 29, 2014, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc. and Woodmark International, L.P. and Capital One Business Credit Corp., as Agent and Lenders. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 29, 2014).

10.3	Amended and Restated Loan and Security Agreement dated as of August 13, 2014, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc., ATSCO Holdings Corp., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc. and Woodmark International, L.P. and Capital One Business Credit Corp., as Agent and Lenders .the Borrowers, Guarantors, Lender and Agent. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 13, 2014).

10.4

Second Amended and Restated Revolver Note dated as of August 13, 2014 by Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc. and ATSCO Holdings Corp. in favor of Capital One Business Credit Corp, (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 13, 2014).

10.5	Tranche A Term Loan Note dated as of August 13, 2014 by Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc. and ATSCO Holdings Corp. in favor of Capital One Business Credit Corp, (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated August 13, 2014).

10.6	Tranche B Term Loan Note dated as of August 13, 2014 by Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc. and ATSCO Holdings Corp. in favor of Capital One Business Credit Corp, (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated August 13, 2014).

10.7	Amended and Restated Capex Loan Note dated as of August 13, 2014 by Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc. and ATSCO Holdings Corp. in favor of Capital One Business Credit Corp, (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated August 13, 2014).

31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	** Interactive Data

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

