Form 10-Q/A
period 2014-06-30
P&F INDUSTRIES INC
filed 2014-12-17
CIK 75340

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

EXPLANATORY NOTE

This amendment to the Quarterly Report on Form 10-Q/A (“Amendment No. 1”) is being filed in order to correct previously disclosed pro forma information in Note 10 – Subsequent Events in the financial statements included in the original Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed on August 13, 2014 (the “Original Filing”).

These corrections have no impact, for any previously reported interim or annual period, on the Company’s consolidated balance sheets, consolidated statements of income, consolidated statements of stockholders’ equity, or consolidated statements of cash flows, or any note related to such financial statements (other than Note 10).

A detailed description of the amended financial information is set forth in this Amendment No. 1 under Note 10 – Subsequent Events to the Company's Consolidated Financial Statements, which presents a reconciliation between pro forma information in Note 10 contained in the Original Filing and adjusted pro forma information in Note 10 contained in this Amendment No. 1, relating to unaudited pro-forma revenue, unaudited pro-forma net income, and unaudited pro-forma basic and diluted earnings per share, each giving effect to the acquisitions of Exhaust Technologies, Inc. and Universal Air Tool Company Limited as if they were consummated on January 1, 2013. Amendment No. 1 also amends the Company’s disclosures relating to the Company’s controls and procedures.

This Amendment No. 1 amends only Item 1 (Financial Statements) and Item 4 (Controls and Procedures) of Part I of the Original Filing as discussed above. The Company is also updating the Signature Page, Exhibit Index and certifications of our Chief Executive and Financial Officers contained in Exhibits 31.1, 31.2, 32.1 and 32.2. Except for the foregoing amended information, this Amendment No. 1 continues to describe conditions as of the date of the Original Filing, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

i

PART I - FINANCIAL INFORMATION

Item 1.                Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS

Cash	$10,909,000	$413,000
Accounts receivable - net	9,995,000	8,739,000
Inventories - net	20,957,000	22,974,000
Deferred income taxes - net	1,168,000	1,168,000
Prepaid expenses and other current assets	755,000	829,000
TOTAL CURRENT ASSETS	43,784,000	34,123,000

PROPERTY AND EQUIPMENT
Land	1,550,000	1,550,000
Buildings and improvements	7,638,000	7,626,000
Machinery and equipment	19,040,000	18,606,000
	28,228,000	27,782,000
Less accumulated depreciation and amortization	18,293,000	17,553,000
NET PROPERTY AND EQUIPMENT	9,935,000	10,229,000

GOODWILL	5,150,000	5,150,000

OTHER INTANGIBLE ASSETS - net	1,386,000	1,502,000

DEFERRED INCOME TAXES - net	982,000	1,594,000

OTHER ASSETS - net	571,000	643,000

TOTAL ASSETS	$61,808,000	$53,241,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES

Short-term borrowings	$8,419,000	$360,000
Accounts payable	2,356,000	3,006,000
Accrued liabilities	3,014,000	3,520,000
Current maturities of long-term debt	460,000	460,000
TOTAL CURRENT LIABILITIES	14,249,000	7,346,000

Long–term debt, less current maturities	6,673,000	6,903,000
Other liabilities	254,000	262,000

TOTAL LIABILITIES	21,176,000	14,511,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued – 4,134,000 at June 30, 2014 and 4,038,000 at December 31, 2013	4,134,000	4,038,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	12,576,000	11,798,000
Retained earnings	26,905,000	25,871,000
Treasury stock, at cost – 345,000 shares at June 30, 2014 and 344,000 shares at December 31, 2013	(2,983,000)	(2,977,000)

TOTAL SHAREHOLDERS’ EQUITY	40,632,000	38,730,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$61,808,000	$53,241,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three months		Six months
	ended June 30,		ended June 30,
	2014	2013	2014	2013

Net revenue	$18,268,000	$19,476,000	$34,200,000	$40,185,000
Cost of sales	11,665,000	12,374,000	21,562,000	25,349,000
Gross profit	6,603,000	7,102,000	12,638,000	14,836,000
Selling, general and administrative expenses	5,556,000	5,559,000	10,783,000	12,169,000
Operating income	1,047,000	1,543,000	1,855,000	2,667,000
Interest expense	88,000	139,000	177,000	270,000
Income before income taxes	959,000	1,404,000	1,678,000	2,397,000
Income tax expense	387,000	529,000	644,000	901,000
Net income	$572,000	$875,000	$1,034,000	$1,496,000

Basic earnings per share	$0.15	$0.24	$0.28	$0.41

Diluted earnings per share	$0.15	$0.23	$0.27	$0.39

Weighted average common shares outstanding:

Basic	3,724,000	3,683,000	3,709,000	3,678,000

Diluted	3,905,000	3,889,000	3,891,000	3,875,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

		Class A Common Stock, $1 Par		Additional paid-in	Retained	Treasury stock
	Total	Shares	Amount	capital	earnings	Shares	Amount

Balance, January 1, 2014	$38,730,000	4,038,000	$4,038,000	$11,798,000	$25,871,000	(344,000)	$(2,977,000)

Net income	1,034,000	—	—	—	1,034,000	—	—

Exercise of stock options	710,000	93,000	93,000	623,000	—	(1,000)	(6,000)

Restricted stock issuance	14,000	3,000	3,000	11,000	—	—	—

Stock-based compensation	144,000	—	—	144,000	—	—	—

Balance, June 30, 2014	$40,632,000	4,134,000	$4,134,000	$12,576,000	$26,905,000	(345,000)	$(2,983,000)

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

	AS REPORTED
	THREE MONTHS ENDED	SIX MONTHS ENDED	THREE MONTHS ENDED	SIX MONTHS ENDED
	6/30/2013	6/30/2013	6/30/2014	6/30/2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$22,956,000	$46,470,000	$22,145,000	$41,200,000

NET INCOME	$1,261,000	$2,384,000	$1,410,000	$2,822,000

Earnings Per Share - BASIC	$0.34	$0.65	$0.38	$0.77

Earnings Per Share - DILUTED	$0.32	$0.61	$0.36	$0.73

	ADJUSTMENTS
	THREE MONTHS ENDED	SIX MONTHS ENDED	THREE MONTHS ENDED	SIX MONTHS ENDED
	6/30/2013	6/30/2013	6/30/2014	6/30/2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$(932,000)	$(942,000)	$(941,000)	$(965,000)

NET INCOME	$(207,000)	$(417,000)	$(530,000)	$(945,000)

Earnings Per Share - BASIC	$(0.05)	$(0.12)	$(0.14)	$(0.26)

Earnings Per Share – DILUTED	$(0.05)	$(0.10)	$(0.13)	$(0.25)

	AS RESTATED
	THREE MONTHS ENDED	SIX MONTHS ENDED	THREE MONTHS ENDED	SIX MONTHS ENDED
	6/30/2013	6/30/2013	6/30/2014	6/30/2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$22,024,000	$45,528,000	$21,204,000	$40,235,000

NET INCOME	$1,054,000	$1,967,000	$880,000	$1,877,000

Earnings Per Share - BASIC	$0.29	$0.53	$0.24	$0.51

Earnings Per Share - DILUTED	$0.27	$0.51	$0.23	$0.48

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2014 because of the material weakness in our internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

In connection with an internal review of the Company’s consolidated financial statements, we concluded that there was a material weakness in our internal control over financial reporting as of June 30, 2014. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This material weakness related to the Company’s review process of a spreadsheet that was utilized to prepare the Company’s pro-forma footnote, the impact of which is discussed further in the Explanatory Note to this Amendment No. 1 and in Note 10 – Subsequent Events to the consolidated financial statements included in Item 1 of this Amendment No. 1. As a result of such material weakness, the Company restated Note 10 to the consolidated financial statements for the three and six-month periods ended June 30, 2014, to correct the computation of certain unaudited pro-forma financial information contained in Note 10, which information gives effect to the acquisitions of ETI and UAT, as if they were consummated on January 1, 2013.

The Company is committed to remediating the material weakness by implementing changes to our internal control over financial reporting. We have already implemented additional procedures to address the underlying causes of the material weakness prior to filing this Amendment No. 1, and we plan to continue to implement changes and improvements in the internal control over financial reporting to remediate the control deficiency that caused the material weakness. We plan to continue to assess the effectiveness of our remediation efforts with our future assessments of the effectiveness of internal control over financial reporting.

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

P&F INDUSTRIES, INC.
(Registrant)

	By	/s/ Joseph A. Molino, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: December 17, 2014		(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit

31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	**Interactive Date

** Attached as Exhibit 101 are the following, each formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Condensed Balance Sheets; (ii) Consolidated Condensed Statements of Income and Comprehensive Income; (iii) Consolidated Condensed Statements of Shareholders’ Equity; (iv) Consolidated Condensed Statements of Cash Flows; and (v) Notes to Consolidated Condensed Financial Statements.

A copy of any of the foregoing exhibits to this Quarterly Report on Form 10-Q/A may be obtained, upon payment of the Registrant’s reasonable expenses in furnishing such exhibit, by writing to P&F Industries, Inc., 445 Broadhollow Road, Suite 100, Melville New York 11747, Attention: Corporate Secretary.

