Form 10-Q/A
period 2014-09-30
P&F INDUSTRIES INC
filed 2014-12-17
CIK 75340

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

EXPLANATORY NOTE

This amendment to the Quarterly Report on Form 10-Q/A (“Amendment No. 1”) is being filed in order to correct previously disclosed pro forma information in Note 3 — Acquisitions in the financial statements included in the original Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, filed on November 13, 2014 (the “Original Filing”).

These corrections have no impact, for any previously reported interim or annual period, on the Company’s consolidated balance sheets, consolidated statements of income and comprehensive income, consolidated statements of stockholders’ equity, or consolidated statements of cash flows, or any note related to such financial statements (other than Note 3).

A detailed description of the amended financial information is set forth in this Amendment No. 1 under Note 3 – Acquisitions to the Company's Consolidated Financial Statements, which presents a reconciliation between pro forma information in Note 3 contained in the Original Filing and adjusted pro forma information in Note 3 contained in this Amendment No. 1, relating to unaudited pro-forma revenue, unaudited pro-forma net income, and unaudited pro-forma basic and diluted earnings per share, each giving effect to the acquisitions of Exhaust Technologies, Inc., Universal Air Tool Company Limited, and Air Tool Service Company, as if they were consummated on January 1, 2013. Amendment No. 1 also amends the Company’s disclosures relating to the Company’s controls and procedures.

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

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS

Cash	$504,000	$413,000
Accounts receivable - net	14,645,000	8,739,000
Inventories - net	24,307,000	22,974,000
Deferred income taxes - net	1,168,000	1,168,000
Prepaid expenses and other current assets	2,163,000	829,000
TOTAL CURRENT ASSETS	42,787,000	34,123,000

PROPERTY AND EQUIPMENT
Land	1,550,000	1,550,000
Buildings and improvements	7,669,000	7,626,000
Machinery and equipment	20,747,000	18,606,000
	29,966,000	27,782,000
Less accumulated depreciation and amortization	19,226,000	17,553,000
NET PROPERTY AND EQUIPMENT	10,740,000	10,229,000

GOODWILL	11,896,000	5,150,000

OTHER INTANGIBLE ASSETS - net	12,834,000	1,502,000

DEFERRED INCOME TAXES - net	479,000	1,594,000

OTHER ASSETS - net	588,000	643,000

TOTAL ASSETS	$79,324,000	$53,241,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES

Short-term borrowings	$14,419,000	$360,000
Accounts payable	4,703,000	3,006,000
Accrued liabilities	5,702,000	3,520,000
Current maturities of long-term debt	1,460,000	460,000
TOTAL CURRENT LIABILITIES	26,284,000	7,346,000

Long–term debt, less current maturities	8,475,000	6,903,000
Deferred taxes payable	2,853,000	—
Other liabilities	251,000	262,000

TOTAL LIABILITIES	37,863,000	14,511,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued – 4,138,000 at September 30, 2014 and 4,038,000 at December 31, 2013	4,138,000	4,038,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	12,648,000	11,798,000
Retained earnings	27,721,000	25,871,000
Treasury stock, at cost – 345,000 shares at September 30, 2014 and 344,000 shares at December 31, 2013	(2,983,000)	(2,977,000)
Accumulated other comprehensive loss	(63,000)	—

TOTAL SHAREHOLDERS’ EQUITY	41,461,000	38,730,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$79,324,000	$53,241,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

	Three months		Nine months
	ended September 30,		ended September 30,
	2014	2013	2014	2013

Net revenue	$22,932,000	$20,483,000	$57,132,000	$60,668,000
Cost of sales	14,904,000	13,428,000	36,466,000	38,777,000
Gross profit	8,028,000	7,055,000	20,666,000	21,891,000
Selling, general and administrative expenses	6,438,000	5,658,000	17,221,000	17,827,000
Operating income	1,590,000	1,397,000	3,445,000	4,064,000
Interest expense	158,000	116,000	335,000	386,000
Income before income taxes	1,432,000	1,281,000	3,110,000	3,678,000
Income tax expense	616,000	471,000	1,260,000	1,372,000
Net income	$816,000	$810,000	$1,850,000	$2,306,000

Basic earnings per share	$0.22	$0.22	$0.50	$0.63

Diluted earnings per share	$0.20	$0.20	$0.47	$0.59

Weighted average common shares outstanding:

Basic	3,792,000	3,694,000	3,737,000	3,684,000

Diluted	3,968,000	3,912,000	3,917,000	3,888,000

Net income	$816,000	$810,000	$1,850,000	$2,306,000
Other comprehensive loss - foreign currency translation adjustment	(63,000)	—	(63,000)	—
Total comprehensive income	$753,000	$810,000	$1,787,000	$2,306,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

		Class A Common Stock, $1 Par		Additional paid-in	Retained	Treasury stock		Accumulated other comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss

Balance, January 1, 2014	$38,730,000	4,038,000	$4,038,000	$11,798,000	$25,871,000	(344,000)	$(2,977,000)	$—

Net income	1,850,000	—	—	—	1,850,000	—	—	—

Foreign currency translation adjustment	(63,000)	—	—	—	—	—	—	(63,000)

Exercise of stock options	741,000	97,000	97,000	650,000	—	(1,000)	(6,000)	—

Restricted stock issuance	21,000	3,000	3,000	18,000	—	—	—	—

Stock-based compensation	182,000	—	—	182,000	—	—	—	—

Balance, September 30, 2014	$41,461,000	4,138,000	$4,138,000	$12,648,000	$27,721,000	(345,000)	$(2,983,000)	$(63,000)

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

Supplemental disclosures of non-cash investing and financing activities:
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

NOTE 3 – ACQUISITIONS

Exhaust Technologies Inc.

On July 1, 2014, the Company acquired Exhaust Technologies, Inc. (“ETI”), a developer and distributor of pneumatic tools, through a merger between a newly formed wholly-owned subsidiary of Florida Pneumatic and ETI. ETI markets its AIRCAT and NITROCAT brand pneumatic tools primarily to the automotive market. ETI’s business will operate through Florida Pneumatic. The purchase price for this acquisition consisted of $10,377,000 in cash plus the assumption of certain payables . The Company financed this acquisition from the Company's Revolver Loan (“Revolver”) provided for within the Credit Agreement with Capital One Business Credit Corp. (“COBC”), which is further described in Note 8 to these Consolidated Financial Statements

Universal Air Tool Company Limited

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

	ETI	UAT	ATSCO

Customer relationships	12 years	12 years	12 years
Trademark s and trade names	Indefinite	Indefinite	Indefinite
Non-compete agreements	4 years	3 years	5 years
Engineering drawings	—	—	5 years
Patents	3-10 years	—	—

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

	AS REPORTED
	THREE MONTHS ENDED	NINE MONTHS ENDED	THREE MONTHS ENDED	NINE MONTHS ENDED
	9/30/2013	9/30/2013	9/30/2014	9/30/2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$24,072,000	$73,776,000	$23,500,000	$66,915,000

NET INCOME	$1,415,000	$5,107,000	$775,000	$4,148,000

Earnings Per Share - BASIC	$0.38	$1.39	$0.20	$1.11

Earnings Per Share - DILUTED	$0.36	$1.31	$0.20	$1.06

	ADJUSTMENTS
	THREE MONTHS ENDED	NINE MONTHS ENDED	THREE MONTHS ENDED	NINE MONTHS ENDED
	9/30/2013	9/30/2013	9/30/2014	9/30/2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$—	$(2,039,000)	$—	$(1,463,000)

NET INCOME	$(259,000)	$(1,797,000)	$21,000	$(1,331,000)

Earnings Per Share - BASIC	$(0.07)	$(0.49)	$0.01	$(0.36)

Earnings Per Share - DILUTED	$(0.06)	$(0.46)	$—	$(0.34)

	RESTATED
	THREE MONTHS ENDED	NINE MONTHS ENDED	THREE MONTHS ENDED	NINE MONTHS ENDED
	9/30/2013	9/30/2013	9/30/2014	9/30/2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$24,072,000	$71,737,000	$23,500,000	$65,452,000

NET INCOME	$1,156,000	$3,310,000	$796,000	$2,817,000

Earnings Per Share - BASIC	$0.31	$0.90	$0.21	$0.75

Earnings Per Share - DILUTED	$0.30	$0.85	$0.20	$0.72

NOTE 4 - STOCK-BASED COMPENSATION

During the three and nine-month periods ended September 30, 2014 and 2013, the Company did not grant any stock options.

The following is a summary of the changes in outstanding options during the nine-month period ended September 30, 2014:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2014	633,188	$6.76	4.8	$951,000
Granted	—	—
Exercised	(96,188)	7.76
Forfeited	—	—
Expired	(26,500)	8.06
Outstanding, September 30, 2014	510,500	$6.51	5.0	$1,303,505

Vested September 30, 2014	449,494	$6.38	4.6	$1,261,239

The following is a summary of changes in non-vested options for the nine months ended September 30, 2014:

	Option Shares	Weighted Average Grant- Date Fair Value
Non-vested options, January 1, 2014	121,500	$5.38
Granted	—	—
Vested	(60,494)	4.62
Forfeited	—	—
Non-vested options, September 30, 2014	61,006	$6.14

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2014 because of the material weakness in our internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

In connection with an internal review of the Company’s consolidated financial statements, we concluded that there was a material weakness in our internal control over financial reporting as of September 30, 2014. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This material weakness related to the Company’s review process of a spreadsheet that was utilized to prepare the Company’s pro-forma footnote, the impact of which is discussed further in the Explanatory Note to this Amendment No. 1 and in Note 3 - Acquisitions to the consolidated financial statements included in Item 1 of this Amendment No. 1. As a result of such material weakness, the Company restated Note 3 to the consolidated financial statements for the three and nine-month periods ended September 30, 2014, to correct the computation of certain unaudited pro-forma financial information contained in Note 3, which information gives effect to the acquisitions of ETI, UAT and ATSCO, as if they were consummated on January 1, 2013.

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

