Form 10-K/A
period 2013-12-31
P&F INDUSTRIES INC
filed 2015-01-13
CIK 75340

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

EXPLANATORY NOTE

This Amendment No.1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed by P&F Industries, Inc. (the “Company”) with the Securities and Exchange Commission on March 28, 2014 (the “Original Form 10-K”), and is being filed in order to amend Item 9A of the Original Form 10-K to provide the Company’s management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of the 2013 fiscal year. Except as set forth in Item 9A below, the filing of certifications of the Company’s Chief Executive and Financial Officers contained in Exhibits 31.1 and 31.2 and updating the exhibit index and signature page, no other changes are made to the Original Form 10-K. Unless expressly stated, this Amendment No. 1 continues to describe conditions as of the date of the Original Form 10-K, and the Company has not updated the disclosures contained in the Original Form 10-K to reflect events that occurred at a later date.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our internal control over financial reporting, as of December 31, 2013. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based upon that evaluation, the CEO and CFO concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Item 15.  Exhibits and Financial Statement Schedules

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

P&F INDUSTRIES, INC.

(Registrant)

By:	/s/ Richard A. Horowitz	By:	/s/ Joseph A. Molino, Jr.
	Richard A. Horowitz		Joseph A. Molino, Jr.
	Chairman of the Board		Vice President
	President		Principal Financial and
	Principal Executive Officer		Accounting Officer
	Date: January 13, 2015		Date: January 13, 2015