Form 10-K
period 2014-12-31
P&F INDUSTRIES INC
filed 2015-03-31
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant, based on the last sale price on June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $29,741,000

As of March 27, 2015 there were 3,592,370 shares of the registrant’s Class A Common Stock outstanding.

Documents Incorporated by Reference

Part III of this Annual Report on Form 10-K incorporates by reference information from the registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders.

P&F INDUSTRIES, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 made by or on behalf of P&F Industries, Inc. and subsidiaries (the “Company”). The Company and its representatives may, from time to time, make written or verbal forward looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission, such as this Annual Report on Form 10-K (“Report”), and in its reports to stockholders. Any statements made in the Report that are not historical facts may be deemed to be forward looking statements. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “would,” “could” their opposites and similar expressions identify statements that constitute “forward looking statements” within the meaning of the Reform Act. Any forward looking statements contained herein, including those related to the Company’s future performance, are based upon the Company’s historical performance and on current plans, estimates and expectations. Such forward looking statements are subject to various risks and uncertainties, including those risk factors described in this Report, which may cause actual results to differ materially from the forward looking statements. Forward looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to update publicly or revise any forward looking statement, whether as a result of new information, future developments or otherwise.

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

Tools

The Company conducts its Tools business through a wholly-owned subsidiary, Continental Tool Group, Inc. (“Continental”), which in turn currently operates through its wholly-owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”). During the third quarter of 2014, the Company acquired Exhaust Technologies Inc. (“ETI”) and Universal Air Tool Company Limited (“UAT”). Both ETI and UAT are wholly-owned subsidiaries of Florida Pneumatic, and unless otherwise indicated, the operations and results of operations of Florida Pneumatic herein include ETI and UAT as of the respective dates such companies were acquired. Additionally, during the third quarter of 2014, the Company acquired substantially all the assets of Air Tool Service Company (“ATSCO”), through a wholly-owned subsidiary of Hy-Tech, and unless otherwise indicated, the operations and results of operations of Hy-Tech herein include ATSCO as of the date the business was acquired.

Florida Pneumatic

 Florida Pneumatic imports and sells pneumatic hand tools, most of which are of its own design, primarily to the retail, industrial and automotive markets. This line of products includes sanders, grinders, drills, saws and impact wrenches. These tools are similar in appearance and function to electric hand tools, but are powered by compressed air, rather than directly by electricity. Air tools, as they are more commonly referred to, generally are less expensive to operate, offer better performance and weigh less than their electrical counterparts. Florida Pneumatic imports approximately seventy-five types of pneumatic hand tools, most of which are sold at prices ranging from $50 to $1,000, under the names “Florida Pneumatic”, “Universal Tool,” AIRCAT or NITROCAT, as well as under the trade names or trademarks of several private label customers. These products are sold to retailers, distributors, and private label customers through in-house sales personnel and manufacturers’ representatives. Users of Florida Pneumatic’s hand tools include industrial maintenance and production staffs, do-it-yourself mechanics, automobile mechanics and auto body personnel.

During 2014, Florida Pneumatic purchased approximately 46% of its pneumatic tools from China, 53% from Taiwan and 1% from Japan and Europe.  Florida Pneumatic performs final assembly on certain of its pneumatic tools at its factory in Jupiter, Florida.

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

The primary competitive factors in the industrial pneumatic tool market are quality, breadth and availability of products, customer service and technical support. The primary competitive factors in the pneumatic hand tool market are price, service and brand-name awareness. The primary competitive factors in Berkley’s business are price and service.  Florida Pneumatic’s products are sold off the shelf. Florida Pneumatic’s retail business generally tends to peak during late summer and early fall, whereas all other markets are not seasonal.

On July 1, 2014, Florida Pneumatic acquired ETI, a developer and distributor of pneumatic tools, through a merger between a newly formed, wholly-owned subsidiary of Florida Pneumatic and ETI. As a result, Florida Pneumatic now markets and distributes the AIRCAT and NITROCAT brand of pneumatic tools. These tools are sold primarily to the automotive market. Immediately after the completion of the acquisition, ETI’s business was relocated into and began operating out of the Jupiter, Florida facility.

On July 29, 2014, Florida Pneumatic acquired all of the outstanding shares of UAT, a distributor of pneumatic tools. UAT, located in High Wycombe, England, markets pneumatic tools to the automotive market sector primarily in the United Kingdom and Ireland. This acquisition provides the Company with direct entry into the European pneumatic tool market for the Company’s entire suite of air tool products.

Hy-Tech

Hy-Tech manufacturers and distributes its own line of industrial pneumatic tools and parts under the “ATP” brand. Under the ATP brand, Hy-Tech produces and sells over sixty types of pneumatic tools, which include impact wrenches, grinders, drills, and motors that are sold at prices ranging from $450 to $28,000. Further, it also manufacturers tools to customer unique specifications. Users of ATP parts and tools include refineries, chemical plants, power generation facilities, heavy construction enterprises, and oil and mining companies. In addition, Hy-Tech manufactures an extensive line of pneumatic tool replacement parts that are sold to original equipment manufacturers (“OEMs”), as well as competitively. It also manufactures and distributes high pressure stoppers for hydrostatic testing of fabricated pipe under the “Thaxton” brand name. It also produces a line of siphons under the “Eureka” name. Other than a line of sockets sold under the “OZAT” brand name that are imported from Israel, all Hy-Tech products are made in the United States of America.

On August 13, 2014, a newly formed wholly-owned subsidiary of Hy-Tech, acquired substantially all of the assets comprising the business of ATSCO, an Ohio-based corporation engaged in the design, manufacture and distribution of pneumatic tools and parts. Following a transition period that lasted into the first quarter of 2015, all ATSCO products are manufactured in Cranberry, PA.

Hy-Tech products are sold through its in-house sales force as well as manufacturer representatives. Hy-Tech’s products are sold off the shelf and also are produced to customer’s specifications.

 The business is not seasonal but may be subject to periodic schedule changes in refineries, power generation and chemical plants. The primary competitive factors in the industrial pneumatic tool market are quality, breadth and availability of products, customer service and technical support.

Hardware

We conduct our Hardware business through a wholly-owned subsidiary, Countrywide Hardware, Inc. (“Countrywide”). Countrywide conducts its business operations through its wholly-owned subsidiary, Nationwide Industries, Inc. (“Nationwide”).

Nationwide

Nationwide is a developer, importer, and manufacturer of fencing hardware, patio products, and door and window accessories including rollers, hinges, window operators, sash locks, custom zinc castings and door closers. Nationwide’s products are sold through in-house sales personnel and independent manufacturers’ representatives to distributors, dealers, retailers and OEM customers. End users of Nationwide’s products include contractors, home builders, pool and patio enclosure contractors, plumbers, OEM/private label customers and general consumers. Nationwide currently out-sources the manufacturing of approximately 98% of its product with several overseas factories located in China and Taiwan, while retaining design, quality control, and patent and trademark control. There are redundant supply sources for most products. Nationwide manufactures approximately 2% of its products sold including rollers, hinges and pool enclosure products at its facility in Tampa, Florida. Nationwide also provides value-add services for the entire product line with local packaging, kitting, rework and fabrication operations performed in its Tampa location.

Nationwide’s sales are moderately seasonal, with revenues typically increasing with home construction and remodeling activity, which generally occurs during the spring and summer months. The majority of Nationwide’s products are sold off the shelf. The primary competitive factors affecting Nationwide are quality, breadth of products and availability of products, customer service and technical support. Its products are sold off the shelf.

Nationwide marketed a Kitchen and Bath product line. However, in November 2013, it sold to an unrelated third party, all inventory, intangibles and certain fixed assets attributable to its Kitchen and Bath product line.

Patents, Trademarks and Other Intellectual Property

The Company holds several patents, trademarks, and copyrights of various durations, and it believes that it holds or licenses all of the patent, trademark, copyright, and other intellectual property rights necessary to conduct our business. The Company relies upon patents, copyrights, trademarks, and trade secret laws to establish and maintain our proprietary rights in many of our products.  There can be no assurance that any of its patents, trademarks or other intellectual property rights will not be challenged, invalidated, or circumvented, or that any rights granted thereunder will provide competitive advantages to it. In addition, there can be no assurance that patents will be issued from pending patent applications filed by the Company, or that claims allowed on any future patents will be sufficiently broad to protect our technology or designs.  Further, the laws of some foreign countries may not permit the protection of our proprietary rights to the same extent as do the laws of the United States.

Customers

Within our Tools group we have two customers that in 2014 accounted for 12.2% and 23.1% of the Company’s revenue. In 2013, these two customers accounted for 15.3% and 24.7% of the Company’s revenue. There is no customer in our Hardware group that accounted for 10% or more of the Company’s 2014 or 2013 revenue.

Information Available on the Company’s Website

Additional information regarding the Company and its products is available on the Company’s website at www.pfina.com. In addition, the Company’s (i) charters for the Audit, of the Lead Director, Compensation, Corporate Governance and Nominating, and Strategic Planning and Risk Assessment Committees of the company’s Board of Directors; and (ii) Code of Business Conduct and Ethics are available on the Company’s website. P&F is not including the information contained on its website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. P&F’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Proxy Statements on Schedule 14A and Current Reports on Form 8-K, as well as any amendments to those reports, are made available to the public at no charge, other than an investor’s own internet access charges, through the “SEC Filings” section of the Company’s website. The Company makes such material available on its website as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”). Copies of any materials the Company files with the SEC can also be obtained free of charge through the SEC’s website at www.sec.gov. The SEC’s Public Reference Room can be contacted at 100 F Street, N.E., Washington, D.C. 20549, or by calling 1-800-732-0330. The information on the Company’s website is not, and should not be considered, part of this Annual Report on Form 10-K and is not incorporated by reference to this report.

Employees

The Company employed 163 full-time employees as of December 31, 2014. At various times during the year our operating units may employ seasonal or part-time help, as necessary. None of the Company’s employees are represented by a union.

ITEM 1A.  Risk Factors

A wide range of factors could materially affect our performance. In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results elsewhere in this report, the following factors, among others, could adversely affect our business, including our results of operations or financial position:

•	Substantial debt and debt service requirements. The amount of our debt could have important consequences. For example, it could: increase our vulnerability to general adverse economic and industry conditions; limit our ability to fund future capital expenditures, working capital and other general corporate requirements; require us to dedicate a substantial portion of our cash flow from operations to make interest and principal payments on our debt; limit our flexibility in planning for, or reacting to, changes in our business; place us at a competitive disadvantage compared with competitors that have less debt; and limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity.

•	Borrowing and compliance with covenants under our credit facility. Our credit facility contains affirmative and negative covenants including financial covenants, and default provisions. A breach of any of these covenants could result in a default under our credit agreement. Upon the occurrence of an event of default under our current credit agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the lenders were to accelerate the repayment of borrowings, we may not have sufficient assets to repay our asset based credit facility and our other indebtedness. Also, should there be an event of default, or a need to obtain waivers following an event of default, we may be subject to higher borrowing costs and/or more restrictive covenants in future periods. Further, the amount available for borrowing under our asset-based revolving loan facility is subject to a borrowing base, which is determined taking into account, among other things, our accounts receivable, inventory and machinery and equipment. Fluctuations in our borrowing base impact our ability to borrow funds pursuant to the revolving loan facility.

•	Significant volatility and disruption in the global capital and credit markets. Volatility in the global capital and credit markets has in recent years resulted in a tightening of business credit and liquidity, a contraction of consumer credit, business failures, increased unemployment and declines in consumer confidence and spending. If global economic and financial market conditions deteriorate or remain weak for an extended period of time, it could have a material adverse effect on our financial condition and results of operations. In particular, lower consumer spending may result in reduced demand and orders for certain of our products, order cancellations, lower revenues, increased inventories, and lower gross margins. Further, if our customers experience difficulty obtaining financing in the capital and credit markets to purchase our products, this could result in further reduced orders for our products, order cancellations, inability of customers to timely meet their payment obligations to us, extended payment terms, higher accounts receivable, reduced cash flows, greater expense associated with collection efforts and increased bad debt expense; and a severe financial difficulty experienced by our customers may cause them to become insolvent or cease business operations.

•	The strength of the retail economy in the United States and abroad. Our business is subject to economic conditions in major markets in which we operate, including recession, inflation, deflation, general weakness in retail, industrial, and housing markets, as well as the exposure to liabilities under anti-corruption laws in various countries, such as the U.S. Foreign Corrupt Practices Act, currency instability, transportation delays or interruptions, sovereign debt uncertainties and difficulties in enforcement of contract and intellectual property rights, as well as natural disasters. The strength of such markets is a function of many factors beyond our control, including interest rates, employment levels, availability of credit and consumer confidence.

•	Supply chain disruptions. Any difficulty or inability on the part of manufacturers of our products or other participants in our supply chain in obtaining sufficient financing to purchase raw materials or to finance general working capital needs or their inability to obtain raw materials due to shortages or other factors, may result in delays or non-delivery of shipments of our products. Additionally, material increases in raw material commodity prices could further adversely affect our results of operations and financial position; Our foreign suppliers may encounter interruption in their ability to continue to provide us with products on a short-term or long-term basis. Although we believe that there are redundant sources available and maintain multiple sources for most of our products, there may be costs and delays associated with securing such sources and there can be no assurance that such sources would provide the same quality of product at similar prices.

•	Our ability to maintain mutually beneficial relationships with key customers. We have several key customers, two of which collectively accounted for approximately 35.3% of our 2014 consolidated revenue. Loss of key customers or a material negative change in our relationships with our key customers (including as a result of a negative change in the financial position of such key customers) could have a material adverse effect on our business, results of operations or financial position.

•	Adverse changes in currency exchange rates A majority of our products are manufactured outside the United States, a portion of which are purchased in the local currency. As a result, we are exposed to movements in the exchange rates of various currencies against the United States dollar which could have an adverse effect on our results of operations or financial position. We believe our most significant foreign currency exposures are the Taiwan dollar (“TWD”) and the Chinese Renminbi (“RMB”). Purchases from Chinese sources are made in U.S. dollars (“USD”). However, if the RMB were to be revalued against the dollar, there could be a significant negative impact on the cost of our products. Further, the reporting currency for our consolidated financial statements is the USD. Certain of the company’s assets, liabilities, expenses and revenues are denominated in currencies other than the USD. In preparing our Consolidated Financial Statements, those assets, liabilities, expenses and revenues are translated into USDs at applicable exchange rates. Increases or decreases in exchange rates between the USD and other currencies affect the USD value of those items, as reflected in the Consolidated Financial Statements. Substantial fluctuations in the value of the USD could have a significant impact on the company’s financial condition and results of operations. Additionally, cash generated in non-U.S. jurisdictions may be difficult to repatriate to the United States in a tax-efficient manner.

•	Impairment of long-lived assets and goodwill. The inability of certain of our subsidiaries to generate future cash flows sufficient to support the recorded amounts of goodwill, other intangible assets and other long-lived assets related to those subsidiaries could result in future impairment charges.

•	Unforeseen inventory adjustments or changes in purchasing patterns. We make purchasing decisions based upon a number of factors including an assessment of market needs and preferences, manufacturing lead times and cash flow considerations. To the extent that our assumptions result in inventory levels being too high or too low, there could be a material adverse effect on our business, results of operations or financial position.

•	Market acceptance of products. There can be no assurance that the market continues its acceptance of the products we introduced in recent years or will accept new products (including the introduction of products into new geographic markets) introduced or scheduled for introduction in 2015. There can also be no assurance that the level of sales generated from these new products or geographic markets relative to our expectations will materialize.

•	Competition. The markets in which we sell our products are highly competitive on the basis of price, quality, availability, post-sale service and brand-name awareness. A number of competing companies are well-established manufacturers that compete on a global basis.

•	Price reductions. Price reductions taken by us in response to customer and competitive pressures, as well as price reductions or promotional actions taken in order to drive demand, could have a material adverse effect on our business, results of operations or financial position.

•	Interest rates. Interest rate fluctuations and other capital market conditions could have a material adverse effect on our business, results of operations or financial position.

•	Litigation and insurance. The effects of litigation and product liability exposure, as well as other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission and our public announcements could have a material adverse effect on our business, results of operations or financial position. Further, while we maintain insurance policies to protect against most potential exposures, events may arise against which we may not be adequately insured.

•	Retention of key personnel. Our success depends to a significant extent upon the abilities and efforts of our key personnel. The loss of the services of any of our key personnel or our inability to attract and retain qualified personnel in the future could have a material adverse effect on our business, results of operations or financial position.

8

•

Acquisition of businesses.   Part of our business strategy is to opportunistically acquire complementary businesses and dispose of non-complementary businesses, which involve risks that could have a material adverse effect on our business, financial condition and results of operations. These risks include:

•         Loss of customers of the acquired businesses;

•         Inability to integrate successfully the acquired businesses’ operations;

•         Inability to coordinate management and integrate and retain employees of the acquired businesses;

•         Difficulties in implementing and maintaining consistent standards, controls, procedures, policies and information systems;

•         Failure to realize anticipated synergies, economies of scale or other anticipated benefits, or to maintain operating margins;

•         Strain on our personnel, systems and resources, and diversion of attention from other priorities;

•         Incurrence of additional debt and related interest expense;

•         Unforeseen or contingent liabilities of the acquired businesses; and

•         Large write-offs or write-downs, or the impairment of goodwill or other intangible assets.

•	Regulatory environment. We cannot anticipate the impact of changes in laws and regulations, including changes in accounting standards, taxation requirements, including tax rate changes, new tax laws and revised tax law interpretations, and environmental laws, in both domestic and foreign jurisdictions. Increased legislative and regulatory activity and burdens, and a more stringent manner in which they are applied, could significantly impact our business and the economy as a whole. For example, the Affordable Care Act (the “ACA”), which was adopted in 2010 and is being phased in over several years, significantly affects the provision of both health care services and benefits in the United States; the ACA may impact our cost of providing our employees and retirees with health insurance and/or benefits, and may also impact various other aspects of our business. The ACA did not have a material impact on our fiscal 2014 or prior financial results; however, we are continuing to assess the impact of the ACA on our health care benefit costs. Further, financial services businesses of all kinds are subject to increasing regulation and enforcement. In addition to potentially increasing the costs of doing business due to compliance obligations, new laws and regulations, or changes to existing laws and regulations, as well as the enforcement thereof, may affect the relationships between creditors and debtors, inhibit the rights of creditors to collect amounts owed to them, expand liability for certain actions or inactions, or limit the types of financial products or services offered, any or all of which could have a material adverse effect on our financial condition, results of operations and cash flows. Failure to comply with any of these laws or regulations could also result in penalties and damage to our reputation, and/or the incurrence of remediation costs. These developments, and other potential future legislation and regulations, as well as the increasingly strict regulatory environment, may also adversely affect the customers to which, and the markets into which, we sell our products, and increase our costs and otherwise negatively affect our business, reputation, results of operations and financial condition, including in ways that cannot yet be foreseen.

•	The threat of terrorism and related political instability and economic uncertainty. The threat of potential terrorist attacks on the United States and throughout the world and political instability has created an atmosphere of economic uncertainty in the United States and in foreign markets. Our results may be impacted by the macroeconomic effects of those events. Also, a disruption in our supply chain as a result of terrorist attacks or the threat thereof may significantly affect our business and its prospects. In addition, such events may also result in heightened domestic security and higher costs for importing and exporting shipments of components and finished goods. Any of these occurrences may have a material adverse effect on our financial position, cash flow or results in any reporting period.

•	Information technology system failures and attacks could harm our business. Our business is dependent on the efficient functioning of our information technology systems and operations, which are vulnerable to damage or interruption from such factors as fires, natural disasters, telecommunications failures, computer viruses and worms, hacking, software defects, as well as human error. Despite our precautions, problems could result in interruptions in services and materially and adversely affect our business, financial condition and results of operations.

•	Unforeseen events. We cannot anticipate the impact of unforeseen events, including but not limited to war and pandemic disease, on economic conditions and consumer confidence in our business.

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

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.  Properties

Florida Pneumatic owns a 72,000 square foot plant facility located in Jupiter, Florida. Its UAT subsidiary leases a 3,100 square foot facility from a non-affiliated lessor in High Wycombe, United Kingdom. This facility houses UAT’s warehouse / distribution, as well as its office needs. The lease expires in 2019 and contains a five-year renewal clause.

Hy-Tech owns a 51,000 square foot plant facility located in Cranberry Township, Pennsylvania and leases a 10,000 square foot facility located in Punxsutawney, Pennsylvania. This lease expires in 2021 and presently does not have a renewal clause.

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

 The Company’s executive office of approximately 5,000 square feet is located in an office building in Melville, New York and is leased from a non-affiliated landlord. This lease expires in 2018, however, effective April 1, 2015, the Company can, at its option, terminate giving twelve months written notice.

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

None.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common Stock trades on the Nasdaq Global Market under the symbol PFIN. The range of the high and low closing sales prices for our Class A Common Stock during the last two years were as follows:

2014	High	Low
First Quarter	$7.81	$7.00
Second Quarter	8.54	7.14
Third Quarter	8.29	7.31
Fourth Quarter	8.18	7.70

2013	High	Low
First Quarter	$9.00	$6.92
Second Quarter	9.01	7.21
Third Quarter	8.86	6.90
Fourth Quarter	7.85	6.26

As of March 20, 2015, there were approximately 1,100 holders of record of our Class A Common Stock and the closing sale price of our stock as reported by the Nasdaq Global Market was $7.76. We have not declared any cash dividends on our Class A Common Stock since our incorporation in 1963 and we currently have no plans to declare any cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

On October 14, 2014, the Company purchased 208,325 shares of the Company’s Class A Common Stock from Timothy J. Stabosz in a privately negotiated transaction pursuant to a purchase agreement, at a purchase price of $7.60 per share, which was at a discount to the then market price of the Company’s Common Stock, with an aggregate purchase price of approximately $1,583,000. None of such shares were purchased as part of a publicly announced plan or program, nor has the Company announced any plan or program to purchase any additional shares.

ITEM 6.  Selected Financial Data

Not required.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT OVERVIEW

We believe we have effectively countered the on-going sluggish pneumatic tools market, which has during 2014 adversely affected both Hy-Tech and Florida Pneumatic, through the consummation of three acquisitions during the third quarter of 2014. Further, we believe that these acquisitions will better position our Company in 2015 and beyond. Additionally, despite a net decline in Hardware revenue, due primarily to the sale of the Kitchen and Bath product line in November 2013, Nationwide strengthened its gross margin, and without Kitchen and Bath’s associated costs and expenses, was able to increase its operating income.

New bank arrangement

Contemporaneously with the ATSCO acquisition, on August 13, 2014, we entered into an Amended and Restated Loan and Security Agreement, (the “Restated Loan Agreement”), with Capital One Business Credit (“COBC”). The Restated Loan Agreement, among other things, amended the existing credit agreement with COBC by: (1) increasing the total amount of the credit facility from $29,423,000 to $33,657,000, (2) increasing the revolver loan from $20,000,000 to $22,000,000, and (3) creating a new Term Loan. In addition, the Restated Loan Agreement also reset certain financial covenants.

Acquisitions

 Exhaust Technologies Inc.

On July 1, 2014, we acquired ETI, a developer and distributor of pneumatic tools. We believe this acquisition will enable us to become a larger factor in the automotive air tools industry, as well as provide our other pneumatic tool companies the ability to utilize some of ETI’s patented technologies in future product offerings.

Universal Air Tool Company Limited

On July 29, 2014, we acquired all of the outstanding shares of UAT, a distributor of pneumatic tools. UAT is located in the United Kingdom. This acquisition provides us with direct entry into the European pneumatic tool market for our entire suite of air tool products.

As the result of the UAT acquisition, we now are exposed to foreign currency translation gains and losses. These gains or losses are presented in our consolidated financial statements as “Other comprehensive loss – foreign currency translation adjustments”. For the year ended December 31, 2014, we reported a foreign currency translation loss of $228,000, due to the decline in the value of the British pound sterling (“GBP”) to the USD, since the date of acquisition.

Air Tool Service Company

 On August 13, 2014, we acquired substantially all of the assets comprising the business of ATSCO, an Ohio based corporation engaged in the design, manufacture and distribution of pneumatic tools and parts. We believe this acquisition will expand Hy-Tech’s product offering and enlarge its customer base.

KEY INDICATORS

Economic Measures

Much of our business is driven by the ebbs and flows of the general economic conditions in both the United States and, to a lesser extent, abroad.  Our Tools segment focuses on a wide array of customer types including, but not limited to large retailers, aerospace, large and small resellers of pneumatic tools and parts; and automotive related customers. The Tools segment tends to track the general economic conditions of the United States, industrial production and general retail sales.  The key economic measures for our Hardware group are housing starts and remodeling spending activity.

A key economic measure relevant to us is the cost of the raw materials in our products. Key materials include metals, especially various types of steel and aluminum. Also important is the value of the dollar in relation to the TWD, as we purchase a significant portion of our products from Taiwan. Purchases from Chinese sources are made in USDs. However, if the Chinese RMB, were to be revalued against the dollar, there could be a significant negative impact on the cost of our products. As the result of the UAT acquisition, we closely monitor the fluctuation in the GBP to the USD.

Operating Measures

Key operating measures we use to manage our operating segments are: orders; shipments; development of new products; customer retention; inventory levels and productivity. These measures are recorded and monitored at various intervals, including daily, weekly and monthly. To the extent these measures are relevant; they are discussed in the detailed sections below for each operating segment.

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

In addition to the Company’s significant accounting policies described in Note 1 to the Consolidated Financial Statements, P&F considers the following policies and estimates to be the most critical in understanding the judgments that are involved in the preparation of the Company’s consolidated financial statements and the uncertainties that could impact the Company’s financial position, results of operations and cash flows.

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

We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. We also may record as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and our assessment of the general financial conditions affecting our customer base. If actual collection experience changes, revisions to the allowance may be required. We have a limited number of customers with individually large amounts due at any given consolidated balance sheet date. Any unanticipated change in the creditworthiness of any of these customers could have a material effect on our results of operations in the period in which such changes or events occur. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. Based on the information available, we believe that our allowance for doubtful accounts as of December 31, 2014 was adequate. However, actual write-offs might exceed the recorded allowance.

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

Goodwill and Other Intangible Assets

In accordance and compliance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), we test goodwill for impairment on an annual basis as of the last day in November or more frequently if we believe indicators of impairment might exist. Goodwill is tested at a level of reporting referred to as "the reporting unit." The company's reporting units are Hy-Tech, Florida Pneumatic and Nationwide. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The company has elected not to perform the qualitative assessment and began its impairment testing with the first step of the two-step impairment process. The first step, used to identify potential impairment, compares the calculated fair value of a reporting unit with its carrying amount. If the carrying amount of the reporting unit is less than its fair value, no impairment exists and the second step is not performed. If the carrying amount of a reporting unit exceeds its fair value, the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for the excess. The evaluation of goodwill and other intangible assets requires that management prepare estimates of future operating results for each of our operating units. These estimates are made with respect to future business conditions and estimated expected future cash flows to determine estimated fair value. However, if, in the future, key drivers in our assumptions or estimates such as (i) a material decline in general economic conditions; (ii) competitive pressures on our revenue or our ability to maintain margins; (iii) significant price increases from our vendors that cannot be passed through to our customers; and (iv) breakdowns in supply chain or other factors beyond our control occur, an impairment charge against our intangible assets may be required.

Impairment of Long-Lived Assets

The company reviews long-lived assets, including property, plant, and equipment and identifiable intangible assets, for impairment whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable. The company also tests indefinite-lived intangible assets, consisting of acquired trade names, for impairment at least annually as of the last day of November. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference.

Factors which may cause an impairment of long-lived assets include significant changes in the manner of use of these assets, negative industry or market trends, a significant underperformance relative to historical or projected future operating results, or a likely sale or disposal of the asset before the end of its estimated useful life. If any of these factors exist, the company is required to test the long-lived asset for recoverability and may be required to recognize an impairment charge for all or a portion of the asset's carrying value.

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

We file a consolidated Federal tax return. P&F and certain of its subsidiaries file combined tax returns in New York and Texas. All subsidiaries, other than UAT, file other state and local tax returns on a stand-alone basis. UAT files an income tax return to the taxing authorities in the United Kingdom.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while other positions are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as income taxes in the consolidated statements of income and comprehensive income.

RESULTS OF OPERATIONS

2014 compared to 2013

REVENUE

The tables set forth below provide an analysis of our revenue for the three and twelve-month periods ended December 31, 2014 and 2013. Unless discussed elsewhere, we believe that our relationships with our key customers remain satisfactory, and there were no major trends or uncertainties that had, or we could reasonably expect could have, a material impact on our revenue. Further, other than the impact the three acquisitions completed during the third quarter of 2014 had on our consolidated financial statements, there was no unusual or infrequent event, transaction or any significant economic change that materially affected our results of operations. However, we continue to encounter sluggishness in the pneumatic tool sector of our business.

Consolidated

	Three months ended December 31,
	2014	2013	Variance	Variance
			$	%
Tools
Florida Pneumatic	$10,280,000	$8,432,000	$1,848,000	21.9
Hy-Tech	4,085,000	3,517,000	568,000	16.2
Tools Total	14,365,000	11,949,000	2,416,000	20.2

Hardware
Hardware Total	3,538,000	3,449,000	89,000	2.6
Consolidated	$17,903,000	$15,398,000	$2,505,000	16.3

	Year ended December 31,
	2014	2013	Variance	Variance
			$	%
Tools
Florida Pneumatic	$40,615,000	$39,916,000	$699,000	1.8
Hy-Tech	15,499,000	15,658,000	(159,000)	(1.0)
Tools Total	56,114,000	55,574,000	540,000	1.0

Hardware
Hardware Total	18,921,000	20,492,000	(1,571,000)	(7.7)
Consolidated	$75,035,000	$76,066,000	$(1,031,000)	(1.4)

Tools

Florida Pneumatic

Florida Pneumatic markets its air tool products to three primary sectors within the pneumatic tool market; retail, industrial/catalog and automotive. It also generates revenue from its Berkley products line as well as a line of air filters and other OEM parts.

	Three months ended December 31,
	2014		2013		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Retail customers	$5,188,000	50.5%	$6,296,000	74.7%	$(1,108,000)	(17.6)
Industrial/catalog	1,556,000	15.1	1,597,000	18.9	(41,000)	(2.6)
Automotive	3,238,000	31.5	234,000	2.8	3,004,000	1,283.8
Other	298,000	2.9	305,000	3.6	(7,000)	(2.3)
Total	$10,280,000	100.0%	$8,432,000	100.0%	$1,848,000	21.9

	Year Ended December 31,
	2014		2013		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Retail customers	$26,464,000	65.2%	$30,429,000	76.2%	$(3,965,000)	(13.0)
Industrial/catalog	6,220,000	15.3	6,938,000	17.4	(718,000)	(10.3)
Automotive	6,515,000	16.0	1,124,000	2.8	5,391,000	479.6
Other	1,416,000	3.5	1,425,000	3.6	(9,000)	(0.6)
Total	$40,615,000	100.0%	$39,916,000	100.0%	$699,000	1.8

The decline in Florida Pneumatic’s fiscal fourth quarter 2014 Retail revenue compared to the same period in 2013 is due primarily to the timing of its shipments of specialty products to Sears. In 2013 these specialty product orders were shipped to Sears during the fourth quarter, whereas in 2014 these products were shipped during the third quarter. Sales of basic air tool products and accessories were up slightly at both its Retail customers during the fourth quarter of 2014 compared to the same period in 2013. Its Industrial/catalog revenue declined a modest 2.6 percent, when comparing the three-month periods ended December 31, 2014 and 2013. While the quarterly revenue was lower than the prior year, this product line has improved since earlier in 2014, when Florida Pneumatic encountered sluggishness from its Industrial and catalog customers. Orders from customers in the metal-working manufacturing and foundries sectors have begun to improve since then. As the result of the acquisitions completed during the third quarter of 2014 of ETI and UAT, Florida Pneumatic’s Automotive product line revenue increased nearly thirteen fold.

Retail revenue’s full year of 2014 decline is due primarily to a net reduction in the shipments of specialty/promotional products, as well as lower shipments of basic air tools and accessories during the first nine months of 2014 compared to the same period in 2013. The reduction in basic air tools and accessories is due in large part to Florida Pneumatic shipping the initial roll-out to The Home Depot stores in 2013, compared to the normalized level of replenishment orders shipped during the first nine months of 2014, as well as an on-going reduction in the size of orders from Sears. Industrial/catalog revenue during 2014 declined compared to the prior year due in large part to a weakness with the specialty distributors, who service various industries, such as foundries and metal-working manufacturers, which use abrasive/finishing tools such as grinders and cutting tools.  However, as noted above, the acquisitions completed earlier this year were the primary cause for the nearly $5.4 million, or fivefold increase, in Florida Pneumatic’s Automotive product line revenue. We believe the Automotive product line should provide greater opportunity for revenue growth, going forward. As such, we anticipate placing greater emphasis on this now expanded sector.

Hy-Tech

Hy-Tech focuses primarily on the industrial sector of the pneumatic tools market.  Hy-Tech manufactures and markets its own value-added line of air tools and parts, which now include the ATSCO brand, as well as distributes a high quality line of complementary sockets, which, in the aggregate make up the “ATP” category.  Hy-Tech Machine products (“Hy-Tech Machine”) are primarily marketed to the mining, construction and industrial manufacturing sectors.

	Three months ended December 31,
	2014		2013		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
ATP	$3,003,000	73.5%	$2,678,000	76.2%	$325,000	12.1
Hy-Tech Machine	432,000	10.6	344,000	9.8	88,000	25.6
Major customer	577,000	14.1	381,000	10.8	196,000	51.4
Other	73,000	1.8	114,000	3.2	(41,000)	(36.0)
Total	$4,085,000	100.0%	$3,517,000	100.0%	$568,000	16.2

	Year Ended December 31,
	2014		2013		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
ATP	$11,133,000	71.8%	$11,038,000	70.5%	$95,000	0.9
Hy-Tech Machine	1,560,000	10.1	1,845,000	11.8	(285,000)	(15.4)
Major customer	2,519,000	16.2	2,373,000	15.1	146,000	6.2
Other	287,000	1.9	402,000	2.6	(115,000)	(28.6)
Total	$15,499,000	100.0%	$15,658,000	100.0%	$(159,000)	(1.0)

Fourth quarter of 2014 ATP revenue improved over the same period in 2013 due primarily to the ATSCO acquisition. The integration of the manufacturing of the ATSCO suite of air tools products into the Cranberry, PA facility is continuing. During the fourth quarter of 2014, this transition, along with the relocation of machinery and personnel, negatively impacted ATP, and to some degree Hy-Tech Machine results, compared to the fourth quarter of 2013. Hy-Tech’s sales to its Major customer did improve this quarter, compared to the same period a year ago. The ordering pattern from this customer is erratic and unpredictable, as such it is difficult to plan or predict future results.

When comparing the full year 2014 to 2013, ATP revenue was essentially flat, improving less than one percent. Economic uncertainty in the market sectors in which ATP products are sold, at both the national and international levels, may continue to suppress future revenue opportunities in 2015. 2014 revenue from its Hy-Tech Machine products declined compared to the prior year due primarily to a one-time order during the second quarter of 2013 in excess of $300,000 from a railroad company not repeated in 2014. Lastly, as stated above, the ordering pattern from Hy-Tech’s Major customer is erratic and unpredictable, which results in quarter to quarter revenue swings. We believe this unpredictability is likely to continue into 2015.

Hardware

	Three months ended December 31,
	2014		2013		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Fence and Gate hardware	$2,767,000	78.2%	$2,480,000	71.9%	$287,000	11.6
Kitchen and Bath	---	---	134,000	3.9	(134,000)	(100.0)
OEM	411,000	11.6	479,000	13.9	(68,000)	(14.2)
Patio	360,000	10.2	356,000	10.3	4,000	1.1
Total	$3,538,000	100.0%	$3,449,000	100.0%	$89,000	2.6

	Year ended December 31,
	2014		2013		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Fence and Gate hardware	$15,551,000	82.2%	$14,747,000	72.0%	$804,000	5.5
Kitchen and Bath	---	---	2,331,000	11.4	(2,331,000)	(100.0)
OEM	1,750,000	9.2	1,882,000	9.1	(132,000)	(7.0)
Patio	1,620,000	8.6	1,532,000	7.5	88,000	5.7
Total	$18,921,000	100.0%	$20,492,000	100.0%	$(1,571,000)	(7.7)

During the fourth quarter of 2014, Nationwide Fence and Gate hardware revenue increased over the same period in 2013. We believe two key drivers to this improvement are new home construction and home improvement/renovations. New home starts during the three-month period ended December 31, 2014, according to the U.S. Census Bureau data released in January 2015, increased over the same period in the prior year, as did spending on home improvement/renovations. The decline in OEM revenue is due primarily to the change of ownership and relocation of a major customer in this category. Fourth quarter 2014 Patio products revenue, although greater than the same period in 2013, was hindered slightly due to supply chain issues. Lastly, in November 2013, Nationwide sold to an unrelated third party, all inventory, intangibles and certain fixed assets attributable to its Kitchen and Bath product line.

Throughout 2014, Nationwide continued its successful marketing efforts of its Fence and Gate hardware line, as it further increased its customer base across the United States. Housing starts during 2014 were greater than during 2013. We believe this increase, along with greater spending on home improvement/renovations, contributed to the growth in its year over year Fence and Gate hardware revenue. Nationwide’s OEM product line revenue declined 7.0% compared to the same period a year ago. More than half of the annual decline occurred in the fourth quarter, which we believe to be the result of a change of ownership and relocation of a major customer in this category. Patio revenue during the full-year 2014 increased when compared to the same period in 2013, due primarily to an improved home repair market in the southeastern portion of the United States and improved inventory / service levels.

As Fence and Gate hardware continues to be Nationwide’s primary focus, we intend to continue our current strategy, which is to develop new, innovative Fence and Gate hardware products and accessories, as well as to continue to expand our national market campaign. This action may impact the performance of its other product lines.

GROSS MARGIN

Consolidated

	Three months ended December 31,		Increase (decrease)
	2014	2013	Amount		%
Florida Pneumatic	$3,686,000	$2,856,000	$830,000		29.1
As percent of respective income	35.9%	33.9%	2.0	% pts.
Hy-Tech	$1,768,000	$1,379,000	$389,000		28.2
As percent of respective income	43.3%	39.2%	4.1	% pts.
Total Tools	$5,454,000	$4,235,000	$1,219,000		28.8
As percent of respective revenue	38.0%	35.4%	2.6	% pts.
Hardware	$1,261,000	$1,206,000	$55,000		4.6
As percent of respective revenue	35.6%	35.0%	0.6	% pts.
Consolidated	$6,715,000	$5,441,000	$1,274,000		23.4
As percent of respective revenue	37.5%	35.3%	2.2	% pts.

	Year Ended December 31,		Increase (decrease)
	2014	2013	Amount		%
Florida Pneumatic	$13,676,000	$13,227,000	449,000		3.4
As percent of respective income	33.7%	33.1%	0.6	% pts.
Hy-Tech	$6,342,000	$6,501,000	(159,000)		(2.4)
As percent of respective income	40.9%	41.5%	(0.6	)% pts.
Tools	$20,018,000	$19,728,000	$290,000		1.5
As percent of respective revenue	35.7%	35.5%	0.2	% pts.
Hardware	$7,363,000	$7,604,000	$(241,000)		(3.2)
As percent of respective revenue	38.9%	37.1%	1.8	% pts.
Consolidated	$27,381,000	$27,332,000	$49,000		0.2
As percent of respective revenue	36.5%	35.9%	0.6	% pts.

Tools

The acquisitions of ETI and UAT during the third quarter of 2014 had a major impact on Florida Pneumatic’s fourth quarter of 2014 results. Both product lines are marketed to the automotive sector, which tends to generate higher gross margins than its Retail sector, but not as strong as the higher margin Industrial/catalog sectors. As such, with this added revenue, Florida Pneumatic improved its overall gross margin as well as its gross profit, compared to the same three-month period in 2013. During the fourth quarter of 2014 Hy-Tech’s gross margin increased, compared to the same period in 2013, due primarily to higher overhead absorption. This improved overhead absorption, is due primarily to the addition of the ATSCO products, many of which during the quarter were manufactured at our Cranberry, PA facility. Further, we believe Hy-Tech’s overall gross margins should continue to improve during 2015, as we complete the manufacturing integration from the former ATSCO facility in Mentor, OH, to our Cranberry, PA facility. Its gross profit increased due to increased revenue and improved overall gross margins.

When comparing the full-years of 2014 and 2013, Florida Pneumatic’s gross margin improved slightly primarily due to increased Automotive revenue, which tend to generate higher gross margin, partially offset by lower absorption of warehouse and manufacturing overhead. During 2013, we processed the entire initial rollout to The Home Depot, creating unusually high warehouse efficiencies due to the inventory through-put. Warehouse overhead absorption during 2014 was at normalized levels, thus negatively impacting Florida Pneumatic’s gross margin, compared to 2013. During 2014, Hy-Tech’s gross margin declined compared to 2013, primarily due to customer/product mix, and, to a lesser degree, lower absorption of manufacturing during the first two-thirds of 2014, as well as the effects of the initial phase of the integration of ATSCO. For several months immediately following the acquisition of ATSCO’s assets, Hy-Tech’s overall efficiencies suffered, as ATSCO products were made partially in Mentor OH and in Cranberry PA. However, as noted above, we believe as ATSCO’s products are manufactured solely in Cranberry PA, Hy-Tech’s overall gross margin should improve.

Hardware

During the quarter ended December 31, 2014, Nationwide was able to improve its overall gross margin by 0.6 percentage points, when compared to the same period in 2013. This increase was due primarily to an overall better product mix in its Fence and Gate hardware, and the elimination of the Kitchen and Bath product line, which generally produced lower profit margins. Their higher gross margin and increased revenue enabled Nationwide to generate higher gross profit during the fourth quarter of 2014 compared to the same period in 2013.

As noted above, the sale in November 2013 of the Kitchen and Bath product line was a key factor in Nationwide’s improved overall gross margin in 2014. However, although Nationwide was able to increase its higher gross margin Fence and Gate hardware revenue, the loss of the Kitchen and Bath revenue resulted in a decline in total gross profit, when comparing the twelve-month periods ended December 31, 2014 and 2013. During 2014, Nationwide was able to partially offset through modest price increases, a portion of cost increases it incurred from its suppliers, which were due in part to rising overseas labor costs, as well as increases in overseas raw material costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses (“SG&A”) include, among other things, all compensation plus employee benefits and related costs, administrative facilities, communications, variable costs, promotional expenses for our direct sales and marketing staff, legal, accounting and other professional fees, as well as amortization and depreciation and general corporate overhead and engineering expenses. This year our SG&A includes additional costs incurred as a result of the three acquisitions consummated during the third quarter of 2014.

During the fourth quarter of 2014, our SG&A was $5,843,000, or 32.6% of revenue, compared to $4,411,000, or 28.6% of revenue during the same three-month period in 2013. Contributing to the increase in SG&A was additional compensation of $831,000, which is comprised of base salaries and wages, including wages and salaries at our three new acquisitions, accrued performance-based bonus incentives, associated payroll taxes and employee benefits. During the fourth quarter of 2013, we recorded reductions, or credits of approximately $192,000 in our consolidated accrued performance-based bonus incentives, due primarily to an over accrual during the first nine months of 2013, whereas during the fourth quarter of 2014 we recorded approximately $352,000 of consolidated accrued performance-based bonus incentives, accounting for approximately $544,000 of the change in the fourth quarter increase. The balance of the increase in compensation is primarily due to added staffing to support the acquisitions and growth, as well as general increases. Variable costs, which include commissions, warranty costs, freight out travel and entertainment, and advertising/promotional fees, increased $205,000, due primarily to the increase in revenue. Further, amortization and depreciation increased $311,000, nearly all of which is the result of the three acquisitions. Additionally, $86,000 of the increase in SG&A is due to increased professional fees, nearly all of which is attributable to the three acquisitions, which are discussed in further detail elsewhere in this Management’s Discussion and Analysis. The above increases were partially offset by a decrease in non-cash, stock-based compensation of $56,000. Lastly, we reached resolution with U.S. Customs on a matter originally recorded and disclosed in 2012 and, as the accrued penalty associated with this matter was settled for an amount less than originally projected, we recorded a credit of $87,000.

Driven primarily by the three acquisitions during the year, our 2014 SG&A increased to $23,064,000, compared to $22,238,000 incurred in the prior year. Stated as a percentage of revenue, our SG&A for 2014 was 30.7%, compared to 29.2% in 2013. The most significant factor contributing to this increase was the three acquisitions in the third quarter of 2014, which is the primary factor that caused professional services, which include legal, accounting and other professional/consultants to increase by $779,000. Our 2014 SG&A compensation expenses increased $635,000, due primarily to additional staffing that includes wages and salaries at our three new acquisitions, and improved overall performance, which drives the Company-wide performance based compensation. Additionally, again due to the three acquisitions, we recorded an increase in amortization and depreciation of $456,000. Partially offsetting the above increases was the one-time fee of $700,000 incurred by Florida Pneumatic during the first quarter of 2013, in connection with the initial roll-out to THD, not recurring in 2014. Additionally, we reduced non-cash stock-based compensation by $118,000. Due primarily to an adjustment to our allowance for doubtful accounts, our bad debt expense declined $189,000.

INTEREST

The overall increase in our interest expense for both the fourth quarter of 2014 and full year 2014 was primarily the result of the three acquisitions completed during the third quarter of 2014, for which we borrowed approximately $20,000,000 from our bank, mostly from the Revolver. Further, primarily as the result of the aforementioned acquisitions, the average balance of short-term borrowings during the three-month period ended December 31, 2014 increased to $15,072,000, compared to $3,086,000 during the same period in 2013. For 2014, the average balance of short-term borrowings was $7,436,000, compared to $5,819,000 during 2013. See Liquidity and Capital Resources for further discussion on the applicable margin rate reductions. Additionally, included in our interest expense is amortization expense of debt financing costs.

	Three months ended December 31,		Increase (Decrease)
	2014	2013	Amount	%
Short-term borrowings	$94,000	$20,000	$74,000	370.0%
Term loans, including Capital Expenditure Term Loans	83,000	62,000	21,000	33.9
Amortization expense of debt financing costs	28,000	22,000	6,000	27.3

Total	$205,000	$104,000	$101,000	97.1%

	Year Ended December 31,		Increase (Decrease)
	2014	2013	Amount	%
Short-term borrowings	$172,000	$149,000	$23,000	15.4%
Term loans, including Capital Expenditure Term Loans	274,000	254,000	20,000	7.9
Amortization expense of debt financing costs	94,000	87,000	7,000	8.0

Total	$540,000	$490,000	$50,000	10.2%

INCOME TAX EXPENSE

The effective tax rates for the years ended December 31, 2014 and 2013, respectively, were 44.9% and 30.0%, respectively.  The primary factors affecting the 2014 effective tax rate were nondeductible expenses, reversal of liabilities of deconsolidated subsidiary and state income taxes. The primary factors affecting the 2013 effective tax rate were nondeductible expenses, reversal of an uncertain tax position, increase in the valuation allowance on certain state deferred tax assets and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flows from operations can be somewhat cyclical, with the greatest demand for cash typically in the first and third quarters. We monitor such things as days’ sales outstanding, inventory requirements, accounts payable and capital expenditures to project liquidity needs, as well as evaluate return on assets. Our primary source of funds is a Revolver Loan (“Revolver”) with our bank.

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	December 31,
	2014	2013
Working capital	$13,927,000	$26,777,000
Current ratio	1.59 to 1	4.65 to 1
Shareholders’ equity	$39,991,000	$38,730,000

Credit Facility

We entered into a Loan and Security Agreement in October 2010, as amended (“Credit Agreement”), with COBC, as agent and lender. The Credit Agreement expires December 19, 2017, (the “Maturity Date”). The Credit Agreement provides for Revolver borrowings, which are secured by the Company’s accounts receivable, mortgages on its real property located in Cranberry, PA, Jupiter, FL and Tampa, FL (“Real Property”),  inventory and equipment. P&F and certain of its subsidiaries are borrowers under the Credit Agreement, and their obligations are cross-guaranteed by certain other subsidiaries. Revolver borrowings bear interest at either LIBOR (London InterBank Offered Rate) or the Base Rate, as defined in the Credit Agreement (“Base Rate”), plus the Applicable Margin (the “Applicable Margin”), as defined in the Credit Agreement. The interest rate, either LIBOR or Base Rate, which is added to the Applicable Margin, is at the option of the Company, subject to limitations on the number of LIBOR borrowings.

 Contemporaneously with the ATSCO acquisition on August 13, 2014, we entered into an Amended and Restated Loan and Security Agreement, (the “Restated Loan Agreement”), with COBC. The Restated Loan Agreement, among other things, amended the Credit Agreement by: (1) increasing the total amount of the credit facility from $29,423,000 to $33,657,000, (2) increasing the Revolver from $20,000,000 to $22,000,000, (3) creating a new, $3,000,000 Term Loan, as defined in the Restated Loan Agreement (“Term Loan B”), and (4) re-designating as “Term Loan A”, the previously existing outstanding Term Loan, which relates primarily to the Company’s real property.

The balance of Revolver borrowings outstanding was $11,817,000 and $360,000 at December 31, 2014 and 2013, respectively. Applicable Margins added to Revolver borrowings at LIBOR and the Base Rate were 2.25% and 1.25%, respectively at December 31, 2014, and 1.75 % and 0.75%, respectively, at December 31, 2013.

During 2014 we made three acquisitions. These acquisitions were funded as follows:

1.	ETI - The purchase price for this acquisition consisted of $10,377,000 in cash plus the assumption of certain payables. We financed this acquisition from our Revolver.

2.	UAT - The purchase price for this acquisition consisted of approximately $1,947,000. This transaction was subject to a post-closing working capital adjustment that resulted in a repayment from the former shareholders of UAT of approximately $142,000. In addition, there is a potential contingent consideration payment due to the former shareholders of UAT following the first anniversary of the transaction, of a maximum of £250,000. We financed this acquisition from our Revolver.

3.	ATSCO - The purchase price consisted of approximately $7,659,000 in cash and the assumption of certain payables and is subject to a post-closing working capital adjustment. The cash portion consisted of the $3 million Term Loan B, (see below and Note 6 to the Company’s Consolidated Financial Statements), plus $4,659,000 from our Revolver. Term Loan borrowings incur interest at LIBOR or the Base Rate plus the Applicable Margins, which were 3.25% and 2.25%, respectively, at December 31, 2014.

Term Loan B is to be repaid in 36 consecutive monthly payments of $83,000, with an additional annual mandatory payment equal to 50% of the Company’s Excess Cash Flow, as defined in the Restated Loan Agreement for any such year, if any. As the result of determining our Excess Cash Flow for the year 2014, in April 2015, we will be required to repay the balance of Term Loan B, which is estimated to be approximately $2.4 million. The effect of this repayment in April 2015 will be to eliminate Term Loan B and increase the Revolver by a like amount.

The Restated Loan Agreement also provided for a $7,000,000 Term Loan A, which is secured by mortgages on the Real Property, accounts receivable, inventory and equipment.  The balance due on the Term Loan A at December 31, 2014 and December 31, 2013 was $6,440,000 and $6,720,000, respectively. Term Loan A is repaid approximately $23,000 each month, with the remaining balance due at the Maturity Date.  Term Loan A borrowings incur interest at LIBOR or the Base Rate plus the Applicable Margins, which were 3.00% and 2.00%, respectively, at December 31, 2014 and December 31, 2013.

Additionally, the Company borrowed $380,000 and $519,000 in March 2012 and September 2012, respectively, as loans primarily for machinery and equipment (“Capex Term Loans”). The repayment of these two Capex Term Loans is based on sixty-month amortization periods, resulting in monthly repayments of approximately $6,000 and $9,000, respectively. Applicable Margins added to these Capex Term Loans at both December 31, 2014 and December 31, 2013 were 3.00% and 2.00%, for borrowings at LIBOR and the Base Rate, respectively. The balance due on the Capex Term Loans at December 31, 2014 and December 31, 2013 was $463,000 and $643,000, respectively.

The aggregate amounts of long-term debt scheduled to mature in each of the years are, approximately as follows:

2015	$3,167,000
2016	493,000
2017	6,000,000
$9,660,000

We are required to provide COBC among other things, monthly financial statements, monthly borrowing base certificates and certificates of compliance with various financial covenants. We believe we are in compliance with all financial and non-financial covenants. As part of the Restated Loan Agreement, if an event of default occurs, the interest rate would increase by two percent per annum during the period of default, in addition to other remedies provided to COBC.

Cash Flows

Cash provided by operating activities for the years ended December 31, 2014 and 2013 was $8,716,000, and $3,242,000, respectively.

At December 31, 2014, our net cash balance was $1,011,000, compared to $413,000 at December 31, 2013. As discussed above, with respect to daily cash flows, we operate under the terms and conditions of the Revolver. As a result, all domestic cash receipts are remitted to COBC lock-boxes. Thus, cash on hand is primarily cash disbursements that have not yet cleared our operating accounts at COBC. Our total bank debt at December 31, 2014 was $21,387,000, compared to $7,723,000 at December 31, 2013, primarily the result of the three acquisitions consummated during the third quarter of 2014. The aforementioned resulted in our total debt to total book capitalization (total debt divided by total debt plus equity), percentage rising to 34.9% at December 31, 2014, compared to 16.6% at December 31, 2013, again driven primarily by the three acquisitions discussed earlier. We anticipate generating cash from operations during 2015. Further, we believe the acquisitions completed in 2014 will be accretive moving forward.

Capital spending during the year ended December 31, 2014 was $1,072,000, compared to $693,000 in 2013. Capital expenditures currently planned for 2015 are approximately $1,600,000, which we expect will be financed through our Restated Loan Agreement and cash flows. The major portion of these planned capital expenditures will be for computer numerical control (“CNC”) equipment to be used at Hy-Tech, with the balance for tooling required for new product development at all our operating subsidiaries.

Customer concentration

Within our Tools segment we have two retail customers that accounted for 17.7% and 25.6%, respectively at December 31, 2014, of our consolidated accounts receivable, compared to 31.2% and 27.2%, respectively at December 31, 2013. To date, these customers, with minor exceptions, are current in their payments. Further, these two customers accounted for 12.2% and 23.1%, respectively of our 2014 consolidated revenue, compared to 15.3% and 24.7%, respectively, in 2013.

Other Information

At December 31, 2014, we had $15,637,000 of open purchase order commitments, compared to $10,443,000 at December 31, 2013.

Repurchase of our Common Stock

On October 14, 2014, we purchased 208,325 shares of our Class A Common Stock from Timothy J. Stabosz in a privately negotiated transaction pursuant to a purchase agreement, at a purchase price of $7.60 per share, which was at a discount to the then market price of the Company’s Common Stock with an aggregate purchase price of approximately $1,583,000.

IMPACT OF INFLATION

We believe that the effects of changing prices and inflation on our consolidated financial position and our results of operations are immaterial.

ENVIRONMENTAL MATTERS

Although it is difficult to identify precisely the portion of capital expenditures or other costs attributable to be in compliance with environmental laws and regulations, we do not expect such expenditures or other costs to have a material adverse effect on our consolidated financial position and results of operations.

 AFFORDABLE CARE ACT

The Affordable Care Act (the “ACA”), which was adopted in 2010 and is being phased in over several years, significantly affects the provision of both health care services and benefits in the United States. The ACA may impact our cost of providing our employees with health insurance and/or benefits, and may also impact various other aspects of our business. The ACA did not have a material impact on our fiscal 2014 and 2013 financial results.

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

P&F INDUSTRIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of P&F Industries, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of P&F Industries, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for the years then ended. P&F Industries, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of P&F Industries, Inc. and Subsidiaries as of December 31, 2014 and 2013 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP

Jericho, New York

March 31, 2015

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS
CURRENT ASSETS

Cash	$1,011,000	$413,000
Accounts receivable — net	9,547,000	8,739,000
Inventories – net	24,335,000	22,974,000
Deferred income taxes— net	1,149,000	1,168,000
Prepaid expenses and other current assets	1,511,000	829,000
TOTAL CURRENT ASSETS	37,553,000	34,123,000

PROPERTY AND EQUIPMENT
Land	1,550,000	1,550,000
Buildings and improvements	7,683,000	7,626,000
Machinery and equipment	20,460,000	18,606,000
	29,693,000	27,782,000
Less accumulated depreciation and amortization	19,101,000	17,553,000
NET PROPERTY AND EQUIPMENT	10,592,000	10,229,000

GOODWILL	11,980,000	5,150,000

OTHER INTANGIBLE ASSETS — net	12,437,000	1,502,000

DEFERRED INCOME TAXES — net	—	1,594,000

OTHER ASSETS — net	514,000	643,000

TOTAL ASSETS	$73,076,000	$53,241,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES

Short-term borrowings	$11,817,000	$360,000
Accounts payable	3,160,000	3,006,000
Accrued liabilities	5,482,000	3,520,000
Current maturities of long-term debt	3,167,000	460,000
TOTAL CURRENT LIABILITIES	23,626,000	7,346,000

Long-term debt, less current maturities	6,493,000	6,903,000
Deferred tax liabilities – net	2,720,000	—
Other liabilities	246,000	262,000

TOTAL LIABILITIES	33,085,000	14,511,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock:
Class A - $1 par; authorized - 7,000,000 shares; issued – 4,139,000 at December 31, 2014 and 4,038,000 at December 31, 2013	4,139,000	4,038,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	12,695,000	11,798,000
Retained earnings	27,951,000	25,871,000
Treasury stock, at cost – 554,000 at December 31, 2014 and 344,000 at December 31, 2013	(4,566,000)	(2,977,000)
Accumulated other comprehensive loss	(228,000)	—

TOTAL SHAREHOLDERS’ EQUITY	39,991,000	38,730,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$73,076,000	$53,241,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years ended December 31,
	2014	2013
Net revenue	$75,035,000	$76,066,000
Cost of sales	47,654,000	48,734,000
Gross profit	27,381,000	27,332,000
Selling, general and administrative expenses	23,064,000	22,238,000
Operating income	4,317,000	5,094,000
Interest expense	540,000	490,000
Income before income taxes	3,777,000	4,604,000
Income tax expense	1,697,000	1,379,000

Net income	$2,080,000	$3,225,000

Basic earnings per share	$0.56	$0.87

Diluted earnings per share	$0.54	$0.83

Weighted average common shares outstanding:
Basic	3,706,000	3,686,000

Diluted	3,884,000	3,887,000

Net income	$2,080,000	$3,225,000
Other comprehensive loss - foreign currency translation adjustment	(228,000)	—
Total comprehensive income	$1,852,000	$3,225,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Class A Common Stock, $1 Par		Additional paid-in	Retained	Treasury stock		Accumulated other comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss

Balance, January 1, 2013	$35,088,000	4,013,000	$4,013,000	$11,384,000	$22,646,000	(342,000)	$(2,955,000)	$—

Net income	3,225,000	—	—	—	3,225,000	—	—	—

Exercise of stock options	62,000	22,000	22,000	62,000	—	(2,000)	(22,000)	—

Issuance of restricted common stock	17,000	3,000	3,000	14,000	—	—	—	—

Stock-based compensation	338,000	—	—	338,000	—	—	—	—

Balance, December 31, 2013	$38,730,000	4,038,000	$4,038,000	$11,798,000	$25,871,000	(344,000)	$(2,977,000)	$—

Net income	2,080,000	—	—	—	2,080,000	—	—	—

Exercise of stock options	745,000	98,000	98,000	653,000	—	(1,000)	(6,000)	—

Purchase of common stock	(1,583,000)	—	—	—	—	(209,000)	(1,583,000)	—

Issuance of restricted common stock	27,000	3,000	3,000	24,000	—	—	—	—

Stock-based compensation	220,000	—	—	220,000	—	—	—	—

Foreign currency translation adjustment	(228,000)	—	—	—	—	—	—	(228,000)

Balance, December 31, 2014	$39,991,000	4,139,000	$4,139,000	$12,695,000	$27,951,000	(554,000)	$(4,566,000)	$(228,000)

 The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2014	2013
Cash Flows from Operating Activities
Net income	$2,080,000	$3,225,000

Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash charges:
Depreciation and amortization	1,551,000	1,559,000
Amortization of other intangible assets	718,000	250,000
Amortization of debt issue costs	94,000	103,000
Recovery of doubtful accounts	(90,000)	(42,000)
Stock-based compensation	220,000	338,000
Restricted stock-based compensation	27,000	40,000
Loss on sale of fixed assets	14,000	7,000
Deferred income taxes	1,458,000	1,588,000

Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,233,000	(2,022,000)
Inventories	1,670,000	1,099,000
Prepaid expenses and other current assets	232,000	(305,000)
Other assets	79,000	67,000
Accounts payable	(318,000)	(1,837,000)
Accrued liabilities	(236,000)	(812,000)
Other liabilities	(16,000)	(16,000)
Total adjustments	6,636,000	17,000
Net cash provided by operating activities	8,716,000	3,242,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2014	2013
Cash Flows from Investing Activities:
Capital expenditures	$(1,072,000)	$(693,000)
Proceeds from disposal of assets	15,000	—
Purchase of net assets Air Tool Service Company	(7,659,000)	—
Purchase of Exhaust Technologies, Inc.	(10,377,000)	—
Purchase of Universal Air Tool Company Limited, net of cash acquired of $14,000	(1,792,000)	—
Net cash used in investing activities	(20,885,000)	(693,000)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	745,000	62,000
Purchase of Class A common stock	(1,583,000)	—
Proceeds from short-term borrowings	84,167,000	65,353,000
Repayments of short-term borrowings	(72,710,000)	(67,786,000)
Proceeds from term loan	3,000,000	—
Repayments of term loans	(793,000)	(460,000)
Proceeds from notes payable	66,000	—
Repayment of notes payable	(21,000)	—
Bank financing costs	(44,000)	—
Net cash provided by (used in) financing activities	12,827,000	(2,831,000)
Effect of exchange rate changes on cash	(60,000)	—
Net increase (decrease) in cash	598,000	(282,000)
Cash at beginning of year	413,000	695,000
Cash at end of year	$1,011,000	$413,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$415,000	$413,000

Income taxes	$143,000	$79,000

Supplemental disclosures of non-cash investing and financing activities:
Contingent Consideration on Acquisition	$425,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

 P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

Tools

The Company conducts its Tools business through a wholly-owned subsidiary, Continental Tool Group, Inc. (“Continental”), which in turn currently operates through its wholly-owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”). During the third quarter of 2014, the Company acquired Exhaust Technologies Inc. (“ETI”) and Universal Air Tool Company Limited (“UAT”). Both ETI and UAT are wholly-owned subsidiaries of Florida Pneumatic, and unless otherwise indicated, the operations and results of operations of Florida Pneumatic herein include ETI and UAT as of the respective dates such companies were acquired. Additionally, during the third quarter of 2014, the Company acquired substantially all the assets of Air Tool Service Company (“ATSCO”), which business operates through a wholly-owned subsidiary of Hy-Tech. Unless otherwise indicated, the operations and results of operations of Hy-Tech herein include ATSCO as of the date the business was acquired.   (See Note 2 – Acquisitions, for additional information relating to these acquisitions).

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

Hy-Tech manufactures and distributes its own line of industrial pneumatic tools. Hy-Tech also produces and markets impact wrenches, grinders, drills, and motors. Further, it also manufactures tools to customer specifications. Its customers include refineries, chemical plants, power generation facilities, heavy construction enterprises, and oil and mining companies. In addition, Hy-Tech manufactures an extensive line of pneumatic tool replacement parts that are sold to original equipment manufacturers (“OEMs”), and competitively. It also manufactures and distributes high pressure stoppers for hydrostatic testing fabricated pipe, gears, sprockets, splines and racks and produces a line of siphons.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured. The Company sells its goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods. Revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale. Other than standard product warranty provisions, the Company’s sales arrangements provide for no other post-shipment obligations. The Company does offer rebates and other sales incentives, promotional allowances or discounts, from time to time and for certain customers, typically related to customer purchase volume, all of which are fixed or determinable and are classified as a reduction of revenue and recorded at the time of sale. The Company periodically evaluates whether an allowance for sales returns is necessary. Historically, the Company has experienced sales returns. If the Company concludes there are potential sales returns, the Company would provide any necessary provision against sales.

Shipping and Handling Costs

Expenses for shipping and handling costs are included in selling, general and administrative expenses, and totaled approximately $2,081,000 and $2,177,000, respectively, for the years ended December 31, 2014 and 2013.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held in bank demand deposits. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2014 and 2013.

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and short-term debt approximate fair value as of December 31, 2014 and 2013 because of the relatively short-term maturity of these financial instruments. The carrying amounts reported for long-term debt approximate fair value as of December 31, 2014 and 2013 because, in general, the interest rates underlying the instruments fluctuate with market rates.

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

The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. The Company also records as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and the Company’s assessment of the general financial conditions affecting its customer base. If actual collection experience changes, revisions to the allowance may be required. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in the creditworthiness of any of these customers could have a material effect on the Company’s results of operations in the period in which such changes or events occur. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. Based on the information available, the Company believes that its allowance for doubtful accounts as of December 31, 2014 is adequate. However, actual write-offs might exceed the recorded allowance.

Concentrations of Credit Risk

The Company places the majority of its cash with Capital One Bank, which is insured by the Federal Deposit Insurance Corporation (“FDIC”). Significant concentrations of credit risk may arise from the Company’s cash maintained at Capital One Bank, as from time to time cash balances may exceed the FDIC limits.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable. Within our Tools segment we have two customers that in the aggregate, as of December 31, 2014 and 2013, accounted for 43.3% and 58.3%, respectively, of our consolidated accounts receivable. To date, these customers, with few exceptions, are current in their payments.

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

Depreciation of buildings and machinery and equipment is computed by using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over periods ranging from 27.5 to 31 years, and machinery and equipment is depreciated over periods ranging from 3 to 10 years. Leasehold improvements are amortized over the life of the lease or the useful life of the related asset, whichever is shorter.

Long-Lived Assets

In accordance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), pertaining to the accounting for the impairment or disposal of long-lived assets, property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s assessment of recoverability of property and equipment is performed on an entity level. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of such asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of such asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Acquisitions

The Company accounts for acquired businesses using the purchase method of accounting, which requires that the assets acquired, liabilities assumed, and contingent consideration be recorded as of the date of the acquisition at their respective fair values. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred and that restructuring costs be expensed in periods subsequent to the acquisition date. The Company engaged third party valuation appraisal firms to assist the Company in determining the fair values and useful lives of the assets acquired and liabilities assumed. The Company records a preliminary purchase price allocation for its acquisitions and finalizes purchase price allocations as additional information relative to the fair values of the assets acquired become known.

Goodwill and Other Intangible Assets

Goodwill is carried at cost less any impairment charges. Goodwill and intangible assets with indefinite lives are not amortized but are subject to an annual test for impairment at the entity unit level (operating segment or one level below an operating segment) and between annual tests in certain circumstances. In accordance with authoritative guidance issued by the FASB, the Company tests goodwill for impairment on an annual basis. This test occurs in the fourth quarter or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company’s reporting units with the reporting unit’s carrying amount, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation that includes the expected present value of future cash flows and the market valuation approach. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the Company performs the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The measurement of goodwill subsequent to its initial recognition complies with the authoritative guidance issued by the FASB.

Intangible assets other than goodwill and intangible assets with indefinite lives are carried at cost less accumulated amortization. Intangible assets are generally amortized on a straight-line basis over their respective useful lives, generally three to twenty years.

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

The Company files a consolidated Federal tax return. P&F and certain of its subsidiaries file combined tax returns in New York and Texas. All subsidiaries, other than UAT, file other state and local tax returns on a stand-alone basis. UAT files an income tax return to the taxing authorities in the United Kingdom.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while other positions are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. For tax positions that meet the more-likely-than-not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50 percent likelihood of being realized upon ultimate settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above, is reflected as a liability for unrecognized tax benefits in the consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as income taxes in the consolidated statements of income and comprehensive income.

Advertising

The Company expenses its costs of advertising in the period in which they are incurred. Advertising costs for the years ended December 31, 2014 and 2013 were $1,642,000 and $1,401,000, respectively.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Years Ended December 31,
	2014	2013
Numerator:
Numerator for basic and diluted income per common share:
Net income	$2,080,000	$3,225,000
Denominator:
Denominator for basic income per share—weighted average common shares outstanding	3,706,000	3,686,000
Effect of dilutive securities:
Stock options	178,000	201,000
Denominator for diluted income per share—adjusted weighted average common shares and assumed conversions	3,884,000	3,887,000

At December 31, 2014 and 2013 and during the years then ended, there were outstanding stock options whose exercise prices were higher than the average market values for the respective periods. These options are anti-dilutive and were excluded from the computation of diluted earnings per share during the years ended December 31, 2014 and 2013. The average anti-dilutive options outstanding for the years ended December 31, 2014 and 2013 were 219,547 and 252,391, respectively.

Share-Based Compensation

In accordance with GAAP, the Company measures and recognizes compensation expense for all share-based payment awards based on estimated fair values. Share-based compensation expense is included in selling, general and administrative expense on the accompanying consolidated statements of income and comprehensive income. See Note 7 for additional information.

With respect to stock options, GAAP requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of income and comprehensive income. The Company records compensation expense ratably over the vesting periods. The Company estimates forfeitures at the time of grant and revises this estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses the Black-Scholes option-pricing model as its method of valuation for share-based awards granted. As such, the Company’s determination of fair value of share-based payment awards is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, relevant interest rates, and the expected term of the awards.

With respect to any issuance of its common stock, the Company determines fair value per share as the closing price of its common stock on the date of the grant of said shares.

Foreign Currency Translation

The assets and liabilities of international operations are translated at the exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated at the monthly average exchange rates. Adjustments arising from the translation of the foreign currency financial statements of the company's international operations are reported as a component of "Accumulated other comprehensive income (loss)" in the company's consolidated balance sheets.

For foreign currency remeasurement from each local currency into the appropriate functional currency, monetary assets and liabilities are remeasured to functional currencies using current exchange rates in effect at the balance sheet date. Gains or losses from these remeasurements were not significant and have been included in the company’s consolidated statements of income and comprehensive income. Non-monetary assets and liabilities are recorded at historical exchange rates, and the related remeasurement gains or losses are reported as a component of "Accumulated other comprehensive income (loss)" in the company's consolidated balance sheets.

Adoption of New Accounting Pronouncements

The Company does not believe that any recently issued accounting standards if adopted would have a material effect on its consolidated financial statements.

NOTE 2 – ACQUISITIONS

Exhaust Technologies Inc.

On July 1, 2014, the Company acquired Exhaust Technologies, Inc. (“ETI”), a developer and distributor of pneumatic tools, through a merger between a newly formed wholly-owned subsidiary of Florida Pneumatic and ETI. ETI markets its AIRCAT and NITROCAT brand pneumatic tools primarily to the automotive market. ETI’s business will operate through Florida Pneumatic. The purchase price for this acquisition consisted of $10,377,000 in cash plus the assumption of certain payables. The Company financed this acquisition from the Company's Revolver Loan (“Revolver”) provided for within the Credit Agreement with Capital One Business Credit Corp. (“COBC”), which is further described in Note 6 to these Consolidated Financial Statements.

Universal Air Tool Company Limited

On July 29, 2014, the Company acquired all of the outstanding shares of Universal Air Tool Company Limited (“UAT”), a distributor of pneumatic tools. The purchase price for this acquisition consisted of approximately $1,947,000 in cash and is subject to a post-closing working capital adjustment. In addition, there is a potential contingent consideration payment due to the former shareholders of UAT of a maximum of £250,000. UAT, which is located in High Wycombe, England, markets pneumatic tools to the automotive market sector primarily in the United Kingdom and Ireland. The Company financed this acquisition from the Company's Revolver, which is further described in Note 6 to these Consolidated Financial Statements.

Air Tool Service Company

On August 13, 2014, a newly formed wholly owned subsidiary of Hy-Tech, acquired substantially all of the assets comprising the business of Air Tool Service Company (“ATSCO”), an Ohio based corporation engaged in the design, manufacture and distribution of pneumatic tools and parts. The purchase price consisted of approximately $7,659,000 in cash and the assumption of certain payables and liabilities, and is subject to a post-closing working capital adjustment. The Company financed this acquisition from the Company's Revolver and a new Term Loan provided for within the Credit Agreement with COBC, which is further described in Note 6 to these Consolidated Financial Statements.

The purchase price for the acquisitions completed during 2014 was as follows:

	ETI	UAT	ATSCO	Total
Cash paid at closing	$9,850,000	$1,947,000	$7,659,000	$19,456,000
Net asset adjustments	484,000	(142,000)	—	342,000
Excess liabilities assumed	43,000	—	—	43,000
Fair value of contingent consideration	—	425,000	—	425,000
Total purchase price	$10,377,000	$2,230,000	$7,659,000	$20,266,000

The following table presents the estimated fair values of the net assets acquired, liabilities assumed and the amount allocated to goodwill:

	ETI	UAT	ATSCO	TOTAL
Cash	$—	$14,000	$—	$14,000
Accounts receivable	1,086,000	732,000	190,000	2,008,000
Inventories	1,669,000	852,000	600,000	3,121,000
Other current assets	911,000	4,000	—	915,000
Property and equipment	140,000	167,000	581,000	888,000
Identifiable intangible assets:
Customer relationships	4,560,000	339,000	3,260,000	8,159,000
Trademarks and trade names	1,160,000	478,000	240,000	1,878,000
Non-compete agreements	115,000	134,000	130,000	379,000
Engineering drawings	—	—	120,000	120,000
Patents	1,205,000	—	—	1,205,000
Total assets acquired	10,846,000	2,720,000	5,121,000	18,687,000

Less: Liabilities assumed	1,489,000	535,000	345,000	2,369,000
Deferred income taxes	2,708,000	189,000	—	2,897,000
Total fair value of net assets acquired	6,649,000	1,996,000	4,776,000	13,421,000
Goodwill	3,728,000	234,000	2,883,000	6,845,000
Total estimated purchase price	$10,377,000	$2,230,000	$7,659,000	$20,266,000

 The excess of the total purchase price over the fair value of the net assets acquired, including the value of the identifiable intangible assets, has been allocated to goodwill. Goodwill attributable to ATSCO is deductible for tax purposes. Goodwill attributable to ETI and UAT is not deductible for tax purposes. The ATSCO intangible assets subject to amortization will be amortized over fifteen years for tax purposes. The ETI and UAT intangible assets are not subject to amortization for tax purposes. For financial reporting purposes, useful lives have been assigned as follows:

	ETI	UAT	ATSCO

Customer relationships	12 years	12 years	12 years
Trademarks and trade names	Indefinite	Indefinite	Indefinite
Non-compete agreements	4 years	3 years	5 years
Engineering drawings	—	—	5 years
Patents	3-10 years	—	—

All three acquisitions are included as a part of the Company’s Tool Business Segment.

Goodwill recognized on the above acquisitions represents value the Company expects to be created by combining the various operations of the acquired businesses with the Company’s operations, including the expansion into markets within existing business segments, access to new customers and potential cost savings and synergies.

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

	For the year ended	For the year ended
	December 31, 2014 (Unaudited)	December 31, 2013 (Unaudited)
Revenues	$83,355,000	$89,962,000
Net income	$3,107,000	$4,328,000
Earnings per share - basic	$0.84	$1.17
Earnings per share - diluted	$0.80	$1.11

In connection with these acquisitions, the Company recorded acquisition-related costs in Selling, general and administrative expense, that totaled approximately $764,000 for the year ended December 31, 2014.

Due to integration of ETI and UAT into the business operations of Florida Pneumatic, and the integration of ATSCO into the business operations of Hy-Tech, since their respective date of acquisition it is impracticable to determine the specific revenue and earnings directly attributable to any of the acquired businesses.

NOTE 3—ACCOUNTS RECEIVABLE AND ALLOWNCE FOR DOUBTFUL ACCOUNTS

Accounts receivable—net consists of:

	December 31, 2014	December 31, 2013
Accounts receivable	$9,693,000	$8,975,000
Allowance for doubtful accounts	(146,000)	(236,000)
	$9,547,000	$8,739,000

NOTE 4—INVENTORIES

Inventories consist of:

	December 31, 2014	December 31, 2013
Raw materials	$2,014,000	$1,836,000
Work in process	1,433,000	475,000
Finished goods	20,888,000	20,663,000
	$24,335,000	$22,974,000

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets with indefinite lives are tested annually or whenever events or circumstances indicate the carrying value of these assets may not be recoverable.  In accordance with authoritative guidance issued by the FASB, the Company performed an annual impairment test of goodwill and indefinite-lived intangible assets during the fourth quarter based on conditions as of November 30, 2014. The impairment testing is performed in two steps: (i) The Company compares the fair value of a reporting unit with its carrying value, and (ii) if there is impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The revised fair value of a reporting unit is allocated to the assets and liabilities of the business unit to arrive at an implied fair value of goodwill, based upon known facts and circumstances, as if the acquisition occurred at that time. The Company determines the fair value of its reporting units using a weighted average of the income approach methodology of valuation which considers the expected present value of future cash flows and the market valuation approach. As an integral part of the valuation process the Company anticipates minimal growth in future periods, based upon available statistical data as well as input from its senior management staff.  The results of step one of the impairment test determined that the fair value exceeded the carrying value and, as such, no impairment to Goodwill and other intangible assets was recorded in 2014 or 2013.

The changes in the carrying amount of goodwill by segment for 2014 and 2013 are as follows:

	Consolidated	Tools	Hardware
Balance, January 1, 2014	$5,150,000	$3,277,000	$1,873,000
Acquisition of ETI, UAT and ATSCO	6,845,000	6,845,000	—
Currency translation adjustments	(15,000)	(15,000)	—
Balance, December 31, 2014	$11,980,000	$10,107,000	$1,873,000

Other intangible assets were as follows:

	December 31, 2014			December 31, 2013
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships	$13,194,000	$4,551,000	$8,643,000	$5,070,000	$4,087,000	$983,000
Trademarks and trade names	2,035,000	—	2,035,000	199,000	—	199,000
Engineering drawings	410,000	120,000	290,000	290,000	97,000	193,000
Licensing	305,000	235,000	70,000	305,000	178,000	127,000
Non-compete agreements	368,000	41,000	327,000	—	—	—
Patents	1,205,000	133,000	1,072,000	—	—	—
Totals	$17,517,000	$5,080,000	$12,437,000	$5,864,000	$4,362,000	$1,502,000

As of 2014 year end, the company has no accumulated impairment losses.

The weighted-average amortization periods (in years) related to other intangible assets are as follows:

	December 31, 2014	December 31, 2013
Customer relationships	10.9	6.1
Trademarks and trade names	—	—
Engineering drawings	9.2	13.1
Licensing	1.2	2.2
Non-compete agreements	3.6	—
Patents	6.1	—
Total	10.1	6.8

Amortization expense for intangible assets was approximately $718,000 and $250,000, for the years ended December 31, 2014 and 2013, respectively.

Amortization expense for each of the next five years and thereafter is estimated to be as follows

2015	$1,296,000
2016	1,250,000
2017	1,117,000
2018	974,000
2019	941,000
Thereafter	4,824,000
$10,402,000

There were no impairment charges recorded for the years ended December 31, 2014 and 2013.

NOTE 6—DEBT

SHORT-TERM

The Company entered into a Loan and Security Agreement in October 2010, as amended (“Credit Agreement”), with Capital One Business Credit Corp., formerly known as Capital One Leverage Finance Corporation, as agent and lender (“COBC”). The Credit Agreement expires December 19, 2017, (the “Maturity Date”). The Credit Agreement provides for a Revolver Loan (“Revolver”), borrowings under which are secured by the Company’s accounts receivable, mortgages on its real property located in Cranberry, PA, Jupiter, FL and Tampa, FL (“Real Property”),  inventory and equipment. P&F and certain of its subsidiaries are borrowers under the Credit Agreement, and their obligations are cross-guaranteed by certain other subsidiaries. Revolver borrowings bear interest at either LIBOR (London InterBank Offered Rate) or the Base Rate, as defined in the Credit Agreement (“Base Rate”), plus the Applicable Margin (the “Applicable Margin”), as defined in the Credit Agreement. The interest rate, either LIBOR or Base Rate, which is added to the Applicable Margin, is at the option of the Company, subject to limitations on the number of LIBOR borrowings.

Contemporaneously with the ATSCO acquisition described in Note 2, the Company, on August 13, 2014, entered into an Amended and Restated Loan and Security Agreement, (the “Restated Loan Agreement”), with COBC. The Restated Loan Agreement, among other things, amended the Credit Agreement by: (1) increasing the total amount of the credit facility from $29,423,000 to $33,657,000, (2) increasing the Revolver from $20,000,000 to $22,000,000, (3) creating a new Term Loan, as defined in the Restated Loan Agreement (“Term Loan B”), and (4) re-designating as “Term Loan A”, the previously existing outstanding Term Loan, which relates primarily to the Company’s real property. In addition, the Restated Loan Agreement also reset certain financial covenants.

At December 31, 2014 and December 31, 2013, the balance of Revolver borrowings outstanding was $11,817,000 and $360,000, respectively. The primary cause for the increase in the Company’s Revolver balance at December 31, 2014, was due to the funding necessary to complete the acquisitions of ETI, UAT and ATSCO that occurred during the third quarter of 2014. See Note 2, for further discussion on the use of funds in connection with these acquisitions. Applicable Margins added to Revolver borrowings at LIBOR and the Base Rate were 2.25% and 1.25%, respectively at December 31, 2014 and were 1.75% and 0.75%, respectively, at December 31, 2013.

	LIBOR	Base Rate

Range of Applicable Margins added to Revolver borrowings during:
2014	1.50 points to 2.25 points	0.50 points to 1.25 points

2013	1.75 points to 2.25 points	0.75 points to 1.25 points

The Company is required to provide COBC with, among other things, monthly financial statements, monthly borrowing base certificates and certificates of compliance with various financial covenants. The Company believes it is in compliance with all covenants under the Restated Loan Agreement. As part of the Restated Loan Agreement, if an event of default occurs, the interest rate would increase by two percent per annum during the period of default, in addition to other remedies provided to COBC.

LONG-TERM

The Restated Loan Agreement also provides for Term Loan A, which is secured by mortgages on the Real Property, accounts receivable, inventory and equipment.  Term Loan A borrowings can be at either LIBOR, or at the Base Rate, as defined in the Restated Loan Agreement, or a combination of the two plus the Applicable Margins, which for LIBOR borrowings at December 31, 2014 and December 31, 2013 was 3.0%. The Applicable Margins for borrowings at the Base rate was 2.0% at December 31, 2014 and December 31, 2013.

Additionally, the Restated Loan Agreement provides for a Term Loan B, pursuant to which the Company borrowed the maximum principal amount of $3,000,000 as part of the ATSCO acquisition. This Term Loan B is to be repaid in 36 consecutive monthly payments of $83,000, with an additional mandatory repayment each year equal to 50% of the Company’s Excess Cash Flow (as defined in the Restated Loan Agreement) for such year, if any. Term Loan B borrowings incur interest at LIBOR or the Base Rate plus the Applicable Margins, which was 3.25% and 2.25% at December 31, 2014. As the result of computing the Excess Cash Flow for the year 2014, the Company determined that, in April 2015, it will be required to repay the balance of Term Loan B, which is estimated to be approximately $2.4 million. Accordingly, the approximate payment of $2.4 million is included in “current maturities” below. The effect of this repayment in April 2015 will be to eliminate Term Loan B and increase the Revolver a like amount.

The Company borrowed $380,000 and $519,000 in March 2012 and September 2012, respectively, as loans primarily for machinery and equipment (“Capex Term Loans”). Applicable Margins added to these Capex Term Loans at both December 31, 2014 and December 31, 2013 were 3.00% and 2.00%, for borrowings at LIBOR and the Base Rate, respectively.

Long-term debt:

	December 31, 2014	December 31, 2013
Term Loan A - $23,000 payable monthly January 2013 through December 2017, balance due December 19, 2017.	$6,440,000	$6,720,000
Term Loan B - $83,000 payable monthly September 2014 through March 2015.	2,667,000	—
Capex Term Loan - $6,000 payable monthly May 2012 through April 2017.	178,000	254,000
Capex Term Loan - $9,000 payable monthly October 2012 through September 2017.	285,000	389,000
Other	90,000	—
	9,660,000	7,363,000
Less current maturities	3,167,000	460,000
	$6,493,000	$6,903,000

The aggregate amounts of long-term debt scheduled to mature in each of the years ended December 31, are approximately as follows: 2015—$3,167,000; 2016—$493,000 and 2017—$6,000,000. Interest expense on long-term debt was approximately $274,000 and $254,000, respectively, for the years ended December 31, 2014 and 2013.

NOTE 7—STOCK OPTIONS – STOCK COMPENSATION

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

There were no Common Stock options granted in 2014.

The Company estimated the fair value of its common stock options using the following assumptions:

For the year ended
December 31, 2013

Risk-free interest rate	1.82%
Expected term	10 years
Volatility	81.27%
Dividend yield	0%
Weighted-average fair value of options granted	$6.72

    The following table contains information on the status of the Company’s stock options:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding, January 1, 2013	584,688	$6.48
Granted	71,500	8.21
Exercised	(22,000)	3.80
Expired	(1,000)	11.20
Outstanding, December 31, 2013	633,188	6.76
Granted	—	—
Exercised	(97,688)	7.69
Expired	(30,500)	7.99
Outstanding, December 31, 2014	505,000	$6.51	$1,232,000
Vested, December 31, 2014	443,994	$6.38	$1,192,000

All options that expired in 2014 and 2013 were issued under the Previous Plan.

The following is a summary of changes in non-vested shares, all of which are expected to vest:

	December 31,
	2014		2013
	Option Shares	Weighted Average Grant-Date Fair Value	Option Shares	Weighted Average Grant-Date Fair Value
Non-vested shares, beginning of year	121,500	$5.38	141,000	$2.94
Granted	—	—	71,500	6.72
Vested	(60,494)	4.62	(91,000)	2.64
Forfeited	—	—	—	—
Non-vested shares, end of year	61,006	$6.14	121,500	$5.38

Stock-based compensation expense recognized for the years ended December 31, 2014 and 2013 was approximately $220,000 and $338,000, respectively. The Company recognizes stock-based compensation cost over the requisite service period. However, the exercisability of the respective non-vested options, which are at predetermined dates, does not necessarily correspond to the periods in which straight line amortization of compensation expenses is recorded.

 The following table summarizes information about stock options outstanding and exercisable at December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$14.44 - $16.68	24,500	0.5	$16.50	24,500	0.5	$16.50
$11.20	85,500	2.5	$11.20	85,500	2.5	$11.20
$4.16	170,000	3.5	$4.16	170,000	3.5	$4.16
$3.05	55,000	6.0	$3.05	55,000	6.0	$3.05
$4.48 - $4.95	98,500	6.9	$4.72	85,167	6.8	$4.68
$8.21	71,500	8.3	$8.21	23,827	8.3	$8.21
	505,000	4.8	$6.51	443,994	4.3	$6.38

Other Information

As of December 31, 2014, the Company had approximately $101,000 of total unrecognized compensation cost related to non-vested awards granted under its share-based plans, which it expects to recognize over a weighted-average period of one year.

At December 31, 2014 and 2013, there were 194,517 and 199,512 shares available for issuance under the 2012 Plan. At December 31, 2014, there were outstanding 113,500 options issued under the 2012 Plan and 391,500 options outstanding issued under the Previous Plan.

Restricted Stock

Pursuant to the 2012 Plan, the Company, in May 2014, granted 666 restricted shares of its common stock to each non-employee member of its Board of Directors, totaling 3,330 restricted shares. The Company determined that the fair value of these shares was $7.43, which was the closing price of the Company’s Common Stock on the date of the grant. These shares cannot be traded earlier than the first anniversary of the grant date. As such, the Company is ratably amortizing the total non-cash compensation expense of approximately $25,000 in its selling, general and administrative expenses through May 2015.

Pursuant to the 2012 Plan, the Company, in May 2013, granted 666 restricted shares of its common stock to each non-employee member of its Board of Directors, totaling 3,330 restricted shares. The Company determined that the fair value of these shares was $8.95, which was the closing price of the Company’s Common Stock on the date of the grant. These shares could not have been traded earlier than the first anniversary of the grant date. As such, the Company ratably amortized the total non-cash compensation expense of approximately $30,000 in its selling, general and administrative expenses through May 2014.

Treasury Stock

On October 14, 2014, the Company acquired 208,325 shares of the Company’s Class A Common Stock from Timothy J. Stabosz in a privately negotiated transaction pursuant to a purchase agreement, at a purchase price of $7.60 per share, which was at a discount to the then market price of the Company’s Common Stock, with an aggregate purchase price of approximately $1,583,000. The purchase agreement contains certain covenants, including standstill restrictions imposed on Mr. Stabosz with respect to shares of Common Stock for a three-year period.

NOTE 8—INCOME TAXES

Income tax expense in the consolidated statements of income and comprehensive income consists of:

	Years Ended December 31,
	2014	2013
Current:
Federal	$123,000	$(317,000)
State and local	109,000	108,000
Foreign	7,000	—
Total current	239,000	(209,000)
Deferred:
Federal	1,830,000	1,471,000
State and local	208,000	117,000
Reversal of State and Local Valuation Allowance	(574,000)	—
Foreign	(6,000)	—
Total deferred	1,458,000	1,588,000
Totals	$1,697,000	$1,379,000

The Company has Federal net operating loss carryforwards at December 31, 2014 of approximately $606,000, which expire in 2033.

In addition, the Company has state net operating loss carryforwards of $9,700,000, which expire in 2030 through 2033.

Deferred tax assets (liabilities) consist of:

	December 31,
	2014	2013
Deferred tax assets—current:
Bad debt reserves	$52,000	$86,000
Inventory reserves	1,066,000	989,000
Warranty and other reserves	220,000	314,000
	1,338,000	1,389,000
Valuation allowance	—	(11,000)
	1,338,000	1,378,000
Deferred tax (liabilities)—current:
Prepaid expenses	(189,000)	(210,000)
Net deferred tax assets—current	$1,149,000	$1,168,000
Deferred tax assets—non-current
Federal net operating loss	$206,000	$2,195,000
State net operating loss	208,000	614,000
Tax credits	243,000	128,000
Stock based compensation	521,000	455,000
Other	95,000	1,000
	1,273,000	3,393,000
Valuation allowance	—	(617,000)
	1,273,000	2,776,000
Deferred tax (liabilities)—non-current:
Depreciation	(1,036,000)	(1,032,000)
Intangibles	(2,864,000)	(144,000)
Goodwill	(93,000)	(6,000)
	(3,993,000)	(1,182,000)
Net deferred tax (liabilities) assets —non-current	$(2,720,000)	$1,594,000

As discussed in Note 1, on November 12, 2013, the Company sold the assets of the Kitchen and Bath product line. As the result of the sale, the Company wrote–off the remaining tax basis of intangibles and goodwill. The deferred tax effect was to reduce tax basis of intangibles and goodwill and increase the net operating loss carryforward.

A reconciliation of the Federal statutory rate to the total effective tax rate applicable to income from continuing operations is as follows:

	Years ended December 31,
	2014	2013
Federal income tax computed at statutory rates	34.0%	34.0%
(Decrease) increase in taxes resulting from:
State and local taxes, net of Federal tax benefit	4.1	3.2
Change in valuation allowance	(10.0)	(0.6)
Expenses not deductible for tax purposes - net	5.1	0.5
Lapse of statute of limitation on uncertain tax position	—	(6.8)
Reversal of liabilities (1)	11.3	—
Other	0.4	(0.3)
Income tax expense	44.9%	30.0%

(1)	As the result of the expiration of various state statute of limitations pertaining to approximately $1.2 million of unpaid vendor invoices belonging to a formerly deconsolidated subsidiary, for which claims for payment were not submitted, the Company was required to recognize a gain for income tax purposes.

The Company follows the authoritative guidance issued by the FASB that pertains to the accounting for uncertain tax matters. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Balance at January 1, 2013	$315,000
Interest accrual	14,000
Lapse of statute of limitation on uncertain tax position	(329,000)
Balance at January 1, 2014	—
Additions for tax positions related to current year acquisition	866,000
Interest accrual	14,000
Balance at December 31, 2014	$880,000

In connection with one of the acquisitions that occurred in 2014, the Company, in accordance the Accounting Standards Codification 740-10, recorded in Accrued liabilities an uncertain tax position of $866,000 on its Consolidated Balance Sheet as of December 31, 2014.  The parties to such transaction entered into a tax exposure-related escrow agreement, which, together with the indemnity obligations of the seller, the Company believes adequately covers the entire potential exposure related to the uncertain tax position. As a result, such liability was offset by an indemnification asset recorded in Prepaid expenses and other current assets in the Consolidated Balance Sheet.

The Company files a consolidated Federal tax return. The Company and certain of its subsidiaries file tax returns in various U.S. state jurisdictions. Its foreign subsidiary, UAT, files in the United Kingdom. With few exceptions, the years that remain subject to examination are the years ended December 31, 2011 through December 31, 2013. During the prior year, the Company received notification from the Internal Revenue Service of an examination for the year ended December 31, 2010. As of December 31, 2014, no significant preliminary audit findings were received by the Company and no reserves have been recorded.

Interest and penalties, if any, related to income tax liabilities are included in income tax expense.

NOTE 9—COMMITMENTS AND CONTINGENCIES

(a) The Company maintains a contributory defined contribution plan that covers all eligible employees. All contributions to this plan are discretionary. Amounts recognized as expense for contributions to this plan were $373,000 and $363,000 for the years ended December 31, 2014 and 2013, respectively.

(b) At December 31, 2014 and 2013, the Company had open purchase order commitments totaling approximately $15,637,000 and $10,443,000, respectively.

(c) The Company is a defendant or co-defendant in various actions brought about in the ordinary course of conducting its business. The Company does not believe that any of these actions are material to the consolidated financial position, results of operations or cash flows of the Company.

(d) The Company leases certain facilities and equipment through 2021. Generally, the facility leases carry renewal provisions and require the Company to pay maintenance costs. Rental payments may be adjusted for increases in taxes and insurance above specified amounts. Operating lease expense for 2014 and 2013 was $360,000 and $308,000, respectively. Future minimum payments under non-cancelable operating leases with initial or remaining terms of more than one year as of December 31, 2014 were as follows:

2015	$334,000
2016	180,000
2017	102,000
2018	92,000
2019	77,000
Thereafter	60,000

$845,000

 NOTE 10—BUSINESS SEGMENTS

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

The following table presents financial information by segment for the years ended December 31, 2014 and 2013. Segment operating income excludes general corporate expenses, interest expense and income taxes. Identifiable assets are those assets directly owned or utilized by the particular business.

Year ended December 31, 2014	Consolidated	Tools	Hardware

Net revenues from unaffiliated customers	$75,035,000	$56,114,000	$18,921,000
Segment operating income	$10,313,000	$6,715,000	$3,598,000
General corporate expense	(5,996,000)
Interest expense	(540,000)
Income before income taxes	$3,777,000
Segment assets	$71,376,000	$60,348,000	$11,028,000
Corporate assets	1,700,000
Total assets	$73,076,000
Long-lived assets, including $51,000 of corporate assets	$35,009,000	$30,326,000	$4,632,000
Depreciation Expense, including $11,000 of corporate expense	$1,551,000	$1,336,000	$204,000
Amortization Expense	$718,000	$661,000	$57,000

Year ended December 31, 2013	Consolidated	Tools	Hardware

Net revenues from unaffiliated customers	$76,066,000	$55,574,000	$20,492,000
Segment operating income	$10,328,000	$7,204,000	$3,124,000
General corporate expense	(5,234,000)
Interest expense	(490,000)
Income before income taxes	$4,604,000
Segment assets	$49,893,000	$38,984,000	$10,909,000
Corporate assets	3,348,000
Total assets	$53,241,000
Long-lived assets, including $22,000 of corporate assets	$16,881,000	$12,303,000	$4,556,000
Depreciation Expense, including $14,000 of corporate expense	$1,559,000	$1,350,000	$195,000
Amortization Expense	$250,000	$190,000	$60,000

There was no impairment charge recorded in 2014 or 2013.

Revenue and long-lived assets by geographic region were as follows:

	Year ended December 31,
	2014	2013
Revenue:
North America	$72,881,000	$74,933,000
Europe	1,563,000	339,000
All other	591,000	794,000
Total Revenue	$75,035,000	$76,066,000
Long-Lived Assets:
North America	$33,709,000	$16,881,000
Europe	1,300,000	--
Total Long-Lived Assets	$35,009,000	$16,881,000

NOTE 11—RELATED PARTY TRANSACTIONS

 The president of one of the Company’s subsidiaries is part owner of one of that subsidiary’s vendors. During the years ended December 31, 2014 and 2013, the Company purchased approximately $964,000 and $882,000, respectively, of product from this vendor. At December 31, 2014 and 2013, the Company had trade payables to this vendor of $103,000 and $128,000, respectively. Additionally, during 2014 and 2013, the Company recorded sales to this vendor of $27,000 and $100,000, respectively.

NOTE 12—SUBSEQUENT EVENT

Effective January 1, 2015, the Company entered into an employment agreement with its Chief Executive Officer (“CEO”). The employment agreement provides for the CEO to serve as the Company’s President and CEO and, if elected by the Board of Directors, Chairman of the Board, for a term expiring on December 31, 2018, unless sooner terminated pursuant to the provisions of the employment agreement. Pursuant to the employment agreement, the CEO will receive a minimum annual base salary of $700,000, which will be reviewed annually by the compensation committee of the Board and may be increased, but not decreased, from time to time. The CEO is eligible for an annual discretionary incentive payment under the Company’s Executive 162(m) Bonus Plan with performance goals to be set by the Compensation Committee in its sole discretion (after discussions with the CEO), with a target of 55% of his then-current base salary, and a maximum bonus based on exceeding performance targets as established by the Compensation Committee of 165% of his then-current base salary. The CEO also receives (i) senior executive level employee benefits, (ii) an annual payment of $45,064 to cover premiums on a life insurance policy through 2016, (iii) a Company provided automobile and payment of certain related expenses, and (iv) payment and/or reimbursement of certain legal and consultants’ fees in connection with the employment agreement.

In the event the CEO’s employment is terminated by the Company without cause (as defined in the employment agreement), or the CEO resigns for good reason (as defined in the employment agreement) then, subject to his execution of a general release, the CEO will continue to receive his base salary for 20 months, a pro rata bonus for the year of termination, and the Company will pay his monthly COBRA premiums until the earlier of (a) 18 months from the date of termination, (b) his becoming eligible for medical benefits from a subsequent employer, or (c) his becoming ineligible for COBRA.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company's management, with the participation of the Company's CEO and CFO, evaluated, as of December 31, 2014, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of December 31, 2014, the Company’s management, including its CEO and CFO, concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

Management’s Report on Internal Control over Financial Reporting

The Company’s Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). This system is designed by, or under the supervision of, the Company’s principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our internal control over financial reporting, as of December 31, 2014. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, CEO and CFO concluded that our internal control over financial reporting was effective at December 31, 2014.

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

Changes in Internal Control over Financial Reporting

With the oversight of senior management and the audit committee of our Board of Directors, during the fourth quarter of 2014, management took the necessary steps to remediate the underlying causes of the material weakness in our internal control over financial reporting that related to the Company’s review process of a spreadsheet that was utilized to prepare a pro-forma footnote in its Quarterly Reports on Form 10-Q for the three-month periods ended June 30, 2014 and September 30, 2014. Steps taken include the implementation of a detailed review process of all manually generated spreadsheets, which includes redundant calculations, verification of data not generated by our legacy information systems, senior management level review, as well as an augmented detailed checklist, requiring dual sign-off for each item. Management believes that the actions described above have been fully implemented and tested and that the material weakness in our internal control over financial reporting has now been remediated. There were no other changes to our internal controls over financial reporting made during the three-month period ended December 31, 2014.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is incorporated by reference to the Company’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in May 2015, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s year ended December 31, 2014.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

			Page
a)	List of Financial Statements, Financial Statement Schedules, and Exhibits
	(1)	List of Financial Statements	26
		The consolidated financial statements of the Company and its subsidiaries are included in Item 8 of Part II of this report.	28
	(2)	All schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
	(3)	List of Exhibits	57

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of July 1, 2014, by and among Florida Pneumatic Manufacturing Corporation, Flying Tiger Acquisition Corp., Exhaust Technologies, Inc. and the Shareholders and Shareholders’ Representatives as named therein (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated July 1, 2014).

2.2	Sale and Purchase Agreement, dated as of July 29, 2014, by and among Florida Pneumatic Manufacturing Corporation, the Shareholders as named therein, and Universal Air Tool Company Limited (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated July 29, 2014).

2.3	Asset Purchase Agreement dated as of August 13, 2014, by and among ATSCO Holdings Corp., Hy-Tech Machine, Inc., Air Tool Service Company and the Shareholder named therein (Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated August 13, 2014).

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

3.2	By-laws of the Registrant (as amended on January 14, 2013) (Incorporated by reference to Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

4.1	Rights Agreement, dated as of August 19, 2004, between the Registrant and American Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 1 to the Registrant’s Registration Statement on Form 8-A dated August 19, 2004).

10.1	Loan and Security Agreement, dated as of October 25, 2010, among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech, Machine, Inc., Nationwide Industries, Inc., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P., and Capital One Leverage Finance Corporation, as agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 25, 2010).

10.2	Revolver Note, dated October 25, 2010, executed by the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech, Machine, Inc. and Nationwide Industries, Inc. in favor of Capital One Leverage Finance Corporation, as agent, in the original principal amount of $15,910,000 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K dated October 25, 2010).

10.3	Term Loan Note, dated October 25, 2010, executed by the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech, Machine, Inc. and Nationwide Industries, Inc. in favor of Capital One Leverage Finance Corporation, as agent, in the original principal amount of $6,090,000 (Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K dated October 25, 2010).

10.4	Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated as of October 25, 2010, made by Countrywide Hardware, Inc. in favor of Capital One Leverage Finance Corporation, as agent (Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K dated October 25, 2010).

Exhibit
Number	Description of Exhibit

10.5	Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated as of October 25, 2010, made by Florida Pneumatic Manufacturing Corporation. in favor of Capital One Leverage Finance Corporation, as agent(Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K dated October 25, 2010).

10.6	Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated as of October 25, 2010, made by Hy-Tech Machine, Inc.. in favor of Capital One Leverage Finance Corporation, as agent (Incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K dated October 25, 2010).

10.7	First Amendment to Loan and Security Agreement, dated as of September 21, 2011, among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech, Machine, Inc., Nationwide Industries, Inc., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P., and Capital One Leverage Finance Corporation, as agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 21, 2011).

10.8	Second Amendment to Loan and Security Agreement, dated as of November 21, 2011, among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech, Machine, Inc., Nationwide Industries, Inc., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P., and Capital One Leverage Finance Corporation, as agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 21, 2011).

10.9	Capex Term Note, dated November 21, 2011, executed by the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech, Machine, Inc. and Nationwide Industries, Inc. in favor of Capital One Leverage Finance Corporation, as agent, in the principal amount of up to $2,500,000 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 21, 2011).

10.10	Third Amendment to Loan and Security Agreement, dated as of December 19, 2012, among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P., and Capital One Leverage Finance Corporation, as lender and agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 19, 2012).

10.11	Fourth Amendment to Loan and Security Agreement, dated as of May 22, 2013, among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P., and Capital One Leverage Finance Corporation, as lender and agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.12	Amended and Restated Revolver Note, dated December 19, 2012, executed by Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc. and Nationwide industries, Inc. in favor of Capital One Leverage Finance Corporation in the original principal amount of $20,000,000 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 19, 2012).

10.13	Amended and Restated Term Loan Note, dated December 19, 2012, executed by Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc. and Nationwide industries, Inc. in favor of Capital One Leverage Finance Corporation in the original principal amount of $7,000,000 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 19, 2012).

10.14	First Amendment to Open-End Mortgage, Security Agreement, Assignment of Leases and Rents and Financing Statement dated as of December 19, 2012, made by Hy-Tech Machine, Inc. in favor of Capital One Leverage Finance Corporation, as agent (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated December 19, 2012).

Exhibit
Number	Description of Exhibit
10.15	Second Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated as of December 19, 2012, made by Countrywide Hardware, Inc. in favor of Capital One Leverage Finance Corporation, as agent (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated December 19, 2012).

10.16	Second Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated as of December 19, 2012, made by Florida Pneumatic Manufacturing Corporation in favor of Capital One Leverage Finance Corporation, as agent (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated December 19, 2012).

10.17	Fifth Amendment to Loan and Security Agreement, dated as of July 1, 2014, among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P., and Capital One Business Credit Corporation, as lender and agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 1, 2014).

10.18	Sixth Amendment to the Loan Agreement, dated as of July 29, 2014, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P., and Capital One Business Credit Corporation, as lender and agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 29, 2014).

10.19	Amended and Restated Loan and Security Agreement dated as of August 13, 2014, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc., ATSCO Holdings Corp., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P., and Capital One Business Credit Corporation, as lender and agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 13, 2014).

10.20	Second Amended and Restated Revolver Note dated as of August 13, 2014 by the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc. and ATSCO Holdings Corp., in favor of and Capital One Business Credit Corporation (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 13, 2014).

10.21	Tranche A Term Loan Note dated as of August 13, 2014 by the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc. and ATSCO Holdings Corp in favor of and Capital One Business Credit Corporation (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated August 13, 2014).

10.22	Tranche B Term Loan Note dated as of August 13, 2014 by the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc. and ATSCO Holdings Corp in favor of and Capital One Business Credit Corporation (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated August 13, 2014).

10.23	Amended and Restated Capex Loan Note dated as of August 13, 2014 by the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc. and ATSCO Holdings Corp in favor of and Capital One Business Credit Corporation. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated August 13, 2014).

10.24

Purchase Agreement, dated as of October 14, 2014, by and between the Company and Timothy J. Stabosz (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 14, 2014).

10.25	Waiver and Amendment No. 1 to the Amended and Restated Loan and Security Agreement, dated as of October 14, 2014, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc., ATSCO Holdings Corp, Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P., and Capital One Business Credit Corporation, as lender and agent (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 14, 2014).

10.26	*Executive Employment Agreement, dated as of January 1, 2012, between the Registrant and Richard A. Horowitz (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 29, 2011).

Exhibit
Number	Description of Exhibit
10.27	*Executive Employment Agreement, dated as of January 1, 2015, between the Registrant and Richard A. Horowitz (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 5, 2015).

10.28	*2002 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.29	*2012 Stock Incentive Plan of the Registrant (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement with respect to the Registrant’s 2012 Annual Meeting of Stockholders).

10.30	*Amended and Restated Executive 162(m) Bonus Plan of the Registrant effective as of May 25, 2011 (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement with respect to the Registrant’s 2011 Annual Meeting of Stockholders).

10.31	*Severance Agreement between the Registrant and Joseph A. Molino, Jr., effective as of June 22, 2012 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 22, 2012).

21	Subsidiaries of the Registrant (Filed herein).

23.1	Consent of Independent Registered Public Accounting Firm (Filed herein).

31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herein).

31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herein).

32.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herein).

32.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herein).

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

**          Attached as Exhibit 101 to this Annual Report on Form 10-K are the following, each formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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

P&F INDUSTRIES, INC.

(Registrant)

By:	/s/ Richard A. Horowitz	By:	/s/ Joseph A. Molino, Jr.
	Richard A. Horowitz		Joseph A. Molino, Jr.
	Chairman of the Board		Vice President
	President		Principal Financial and
	Principal Executive Officer		Accounting Officer
	Date: March 31, 2015		Date: March 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Richard A. Horowitz	Director	March 31, 2015
Richard A. Horowitz

/s/ Jeffrey D. Franklin	Director	March 31, 2015
Jeffrey D. Franklin

/s/ Howard Brod Brownstein	Director	March 31, 2015
Howard Brod Brownstein

/s/ Kenneth M. Scheriff	Director	March 31, 2015
Kenneth M. Scheriff

/s/ Mitchell A. Solomon	Director	March 31, 2015
Mitchell A. Solomon

/s/ Richard Randall	Director	March 31, 2015
Richard Randall

