Form 10-Q
period 2015-03-31
P&F INDUSTRIES INC
filed 2015-05-14
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

As of May 12, 2015 there were 3,609,870 shares of the registrant’s Class A Common Stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

PART I - FINANCIAL INFORMATION

Item 1.                Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS

Cash	$659,000	$1,011,000
Accounts receivable — net	11,891,000	9,547,000
Inventories	26,316,000	24,335,000
Deferred income taxes — net	1,149,000	1,149,000
Prepaid expenses and other current assets	1,989,000	1,511,000
TOTAL CURRENT ASSETS	42,004,000	37,553,000

PROPERTY AND EQUIPMENT
Land	1,550,000	1,550,000
Buildings and improvements	7,697,000	7,683,000
Machinery and equipment	20,601,000	20,460,000
	29,848,000	29,693,000
Less accumulated depreciation and amortization	19,513,000	19,101,000
NET PROPERTY AND EQUIPMENT	10,335,000	10,592,000

GOODWILL	12,027,000	11,980,000

OTHER INTANGIBLE ASSETS — net	12,081,000	12,437,000

OTHER ASSETS — net	460,000	514,000

TOTAL ASSETS	$76,907,000	$73,076,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES

Short-term borrowings	$15,022,000	$11,817,000
Accounts payable	4,580,000	3,160,000
Accrued liabilities	4,397,000	5,482,000
Current maturities of long-term debt	2,904,000	3,167,000
TOTAL CURRENT LIABILITIES	26,903,000	23,626,000

Long–term debt, less current maturities	6,376,000	6,493,000
Deferred tax liabilities - net	2,658,000	2,720,000
Other liabilities	242,000	246,000

TOTAL LIABILITIES	36,179,000	33,085,000

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued – 4,146,000 at March 31, 2015 and 4,139,000 at December 31, 2014	4,146,000	4,139,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	12,752,000	12,695,000
Retained earnings	28,732,000	27,951,000
Treasury stock, at cost – 554,000 shares at March 31, 2015 and December 31, 2014	(4,566,000)	(4,566,000)
Accumulated other comprehensive loss	(336,000)	(228,000)

TOTAL SHAREHOLDERS’ EQUITY	40,728,000	39,991,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$76,907,000	$73,076,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
	2015	2014
Net revenue	$19,826,000	$15,932,000
Cost of sales	12,307,000	9,897,000
Gross profit	7,519,000	6,035,000
Selling, general and administrative expenses	6,096,000	5,227,000
Operating income	1,423,000	808,000
Interest expense	192,000	89,000
Income before income taxes	1,231,000	719,000
Income tax expense	450,000	257,000
Net income	$781,000	$462,000

Basic earnings per share	$0.22	$0.13

Diluted earnings per share	$0.21	$0.12

Weighted average common shares outstanding:
Basic	3,589,000	3,694,000
Diluted	3,746,000	3,878,000

Net income	$781,000	$462,000
Other comprehensive loss - foreign currency translation adjustment	(108,000)	—
Total comprehensive income	$673,000	$462,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

		Class A Common Stock, $1 Par		Additional paid-in	Retained	Treasury stock		Accumulated other comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss

Balance, January 1, 2015	$39,991,000	4,139,000	$4,139,000	$12,695,000	$27,951,000	(554,000)	$(4,566,000)	$(228,000)

Net income	781,000	—	—	—	781,000	—	—	—

Exercise of stock options	20,000	7,000	7,000	13,000	—	—	—	—

Restricted common stock compensation	6,000	—	—	6,000	—	—	—	—

Stock-based compensation	38,000	—	—	38,000	—	—	—	—

Foreign currency translation adjustment	(108,000)	—	—	—	—	—	—	(108,000)

Balance, March 31, 2015	$40,728,000	4,146,000	$4,146,000	$12,752,000	$28,732,000	(554,000)	$(4,566,000)	$(336,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months
	ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net income	$781,000	$462,000

Adjustments to reconcile net income to net cash used in operating activities:
Non-cash charges:
Depreciation and amortization	416,000	374,000
Amortization of other intangible assets	324,000	58,000
Amortization of debt issue costs	28,000	22,000
Provision for (recovery of) losses on accounts receivable - net	5,000	(8,000)
Stock-based compensation	38,000	90,000
Loss on sale of fixed assets	4,000	—
Restricted stock-based compensation	6,000	7,000
Deferred income taxes	(54,000)	231,000

Changes in operating assets and liabilities:
Accounts receivable	(2,373,000)	(1,142,000)
Inventories	(2,097,000)	285,000
Prepaid expenses and other current assets	(479,000)	(49,000)
Other assets	26,000	11,000
Accounts payable	1,435,000	(511,000)
Accrued liabilities	(1,071,000)	(1,249,000)
Other liabilities	(4,000)	(4,000)
Total adjustments	(3,796,000)	(1,885,000)
Net cash used in operating activities	$(3,015,000)	$(1,423,000)

See accompanying notes to consolidated financial statements (unaudited).

 P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months
	ended March 31,
	2015	2014
Cash Flows from Investing Activities:
Capital expenditures	$(184,000)	$(182,000)
Proceeds from disposal of assets	12,000	—
Net cash used in investing activities	(172,000)	(182,000)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	20,000	—
Proceeds from short-term borrowings	18,809,000	15,712,000
Repayments of short-term borrowings	(15,604,000)	(13,822,000)
Repayments of term loans	(365,000)	(115,000)
Repayments of notes payable	(11,000)	—
Net cash provided by financing activities	2,849,000	1,775,000
Effect of exchange rate changes on cash	(14,000)	—
Net (decrease) increase in cash	(352,000)	170,000
Cash at beginning of period	1,011,000	413,000
Cash at end of period	$659,000	$583,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$161,000	$68,000
Income taxes	$60,000	$18,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the management of the Company, as defined below, these unaudited consolidated financial statements include all adjustments necessary to present fairly the information set forth therein. All such adjustments are of a normal recurring nature. Results for interim periods are not necessarily indicative of results to be expected for a full year.

The unaudited consolidated balance sheet information as of December 31, 2014 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”). The interim financial statements contained herein should be read in conjunction with the 2014 Form 10-K.

The consolidated financial statements have been reported in U.S. dollars by translating asset and liability amounts of a foreign wholly-owned subsidiary at the closing exchange rate, equity amounts at historical rates and the results of operations and cash flow at the average of the prevailing exchange rates during the periods reported. As a result, the Company is exposed to foreign currency translation gain or losses. These gains or losses are presented in the Company’s consolidated financial statements as “Other comprehensive income (loss) - foreign currency translation adjustments”.

Principles of Consolidation

The unaudited consolidated financial statements contained herein include the accounts of P&F Industries, Inc. and its subsidiaries, (“P&F” or the “Company”). All significant intercompany balances and transactions have been eliminated.

The Company

P&F is a Delaware corporation incorporated on April 19, 1963, that operates in two primary lines of business or segments: (i) tools and other products (“Tools”) and (ii) hardware and accessories (“Hardware”).

Tools

The Company conducts its Tools business through a wholly-owned subsidiary, Continental Tool Group, Inc. (“Continental”), which in turn operates through its wholly-owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”). During the third quarter of 2014, the Company acquired Exhaust Technologies Inc. (“ETI”) and Universal Air Tool Company Limited (“UAT”). Both ETI and UAT are wholly-owned subsidiaries of Florida Pneumatic, and unless otherwise indicated, the operations and results of operations of Florida Pneumatic herein include ETI and UAT as of the respective dates such companies were acquired. Additionally, during the third quarter of 2014, the Company acquired substantially all the assets of Air Tool Service Company (“ATSCO”), which business operates through a wholly-owned subsidiary of Hy-Tech. Unless otherwise indicated, the results of operations of Hy-Tech herein include ATSCO from the date the business was acquired.

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

Hy-Tech manufactures and distributes its own line of industrial pneumatic tools. Hy-Tech also produces and markets impact wrenches, grinders, drills, and motors. Further, it also manufactures tools to customer specifications. Its customers include refineries, chemical plants, power generation facilities, heavy construction enterprises, oil and gas and mining companies. In addition, Hy-Tech manufactures an extensive line of pneumatic tool replacement parts that are sold to original equipment manufacturers (“OEMs”), and competitively. It also manufactures and distributes high pressure stoppers for hydrostatic testing fabricated pipe, gears, sprockets, splines and racks and produces a line of siphons.

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

 Management Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses in those financial statements.  Certain significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, inventory, goodwill, intangible assets and other long-lived assets, income taxes and deferred taxes.  Descriptions of these policies are discussed in the Company’s 2014 Form 10-K.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate.  As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions.  Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

New Accounting Pronouncements

Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which amends the current presentation of debt issuance costs in the financial statements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of as an asset. The amendments are to be applied retrospectively and are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, but early adoption is permitted. The adoption of the new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 2 – ACQUISITIONS

Exhaust Technologies Inc.

On July 1, 2014, the Company acquired ETI, a developer and distributor of pneumatic tools, through a merger between a newly formed wholly-owned subsidiary of Florida Pneumatic and ETI. ETI markets its AIRCAT and NITROCAT brand pneumatic tools primarily to the automotive market. Currently, ETI’s business operates through Florida Pneumatic. The purchase price for this acquisition consisted of $10,377,000 in cash plus the assumption of certain payables.

Universal Air Tool Company Limited

On July 29, 2014, the Company acquired all of the outstanding shares of UAT, a distributor of pneumatic tools. UAT, which is located in High Wycombe, England, markets pneumatic tools to the automotive market sector primarily in the United Kingdom and Ireland. The purchase price for this acquisition consisted of approximately $1,947,000 in cash less a post-closing working capital adjustment. There is a potential contingent consideration payment due to the former shareholders of UAT of a maximum of £250,000.

Air Tool Service Company

On August 13, 2014, a newly formed wholly owned subsidiary of Hy-Tech, acquired substantially all of the assets comprising the business of ATSCO, an Ohio based corporation engaged in the design, manufacture and distribution of pneumatic tools and parts. The purchase price consisted of approximately $7,659,000 in cash and the assumption of certain liabilities, and is subject to a post-closing working capital adjustment.

All three acquisitions are included as a part of the Company’s Tool Business Segment.

The following unaudited pro-forma combined financial information gives effect to the acquisition of ETI, UAT and ATSCO as if they were consummated January 1, 2014. This unaudited pro-forma financial information is presented for information purposes only, and is not intended to present actual results that would have been attained had the acquisitions been completed as of January 1, 2014 (the beginning of the earliest period presented) or to project potential operating results as of any future date or for any future periods.

Three months ended March 31, 2014 (Unaudited)
Revenue	$19,854,000
Net income	$1,076,000
Earnings per share - basic	$0.29
Earnings per share - diluted	$0.28

ETI and UAT have been integrated into the business operations of Florida Pneumatic, and ATSCO has been integrated into the business operations of Hy-Tech since their respective dates of acquisition. As such, it is impracticable to determine the specific revenue and earnings directly attributable to any of the acquired businesses.

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

The following table sets forth the elements of basic and diluted earnings per common share:

	Three months ended
	March 31,
	2015	2014
Numerator:
Numerator for basic and diluted earnings per common share:
Net income	$781,000	$462,000

Denominator:
Denominator for basic earnings per share weighted average common shares outstanding	3,589,000	3,694,000
Dilutive securities (1)	157,000	184,000
Denominator for diluted earnings per share weighted average common shares outstanding	3,746,000	3,878,000

(1)    Dilutive securities consist of “in the money” stock options.

At March 31, 2015 and 2014 and during the three-month periods ended March 31, 2015 and 2014, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Common Stock for the period. These options are anti-dilutive and are excluded from the computation of diluted earnings per share. The weighted average of anti-dilutive stock options outstanding was as follows:

	Three months ended
	March 31,
	2015	2014
Weighted average anti-dilutive stock options outstanding	182,000	299,000

NOTE 4 - STOCK-BASED COMPENSATION

During the three month periods ended March 31, 2015 and 2014, the Company did not grant any stock options or issue any Common Stock awards.

The following is a summary of the changes in outstanding options during the three-month period ended March 31, 2015:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2015	505,000	$6.51	4.8	$1,232,000
Granted	—	—		—
Exercised	(6,500)	3.05
Forfeited	—	—
Expired	—	—
Outstanding, March 31, 2015	498,500	$6.56	4.5	$845,000

Vested, March 31, 2015	437,494	$6.43	4.1	$820,000

The following is a summary of changes in non-vested options for the three months ended March 31, 2015:

	Option Shares	Weighted Average Grant- Date Fair Value
Nonvested options, January 1, 2015	61,006	$6.14
Granted	—
Vested	—
Forfeited	—
Nonvested options, March 31, 2015	61,006	$6.14

The number of shares of Common Stock available for issuance under the 2012 Stock Incentive Plan as of March 31, 2015 was 194,517. At March 31, 2015, there were 113,500 options outstanding issued under the 2012 Stock Incentive Plan and 385,000 options outstanding issued under the 2002 Stock Incentive Plan.

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

 NOTE 5 - ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	March 31, 2015	December 31, 2014
Accounts receivable	$12,042,000	$9,693,000
Allowance for doubtful accounts	(151,000)	(146,000)
	$11,891,000	$9,547,000

NOTE 6 - INVENTORIES

Inventories consist of:

	March 31, 2015	December 31, 2014
Raw material	$2,132,000	$2,014,000
Work in process	1,449,000	1,433,000
Finished goods	22,735,000	20,888,000
	$26,316,000	$24,335,000

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by segment are as follows:

	Consolidated	Tools	Hardware
Balance, January 1, 2015	$11,980,000	$10,107,000	$1,873,000
Adjustment to Acquisition of ATSCO	62,000	62,000	—
Currency translation adjustments	(15,000)	(15,000)	—
Balance, March 31, 2015	$12,027,000	$10,154,000	$1,873,000

Other intangible assets were as follows:

	March 31, 2015			December 31, 2014
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships (1)	$13,185,000	$4,760,000	$8,425,000	$13,194,000	$4,551,000	$8,643,000
Trademarks and trade names (1)	2,016,000	—	2,016,000	2,035,000	—	2,035,000
Engineering drawings	410,000	130,000	280,000	410,000	120,000	290,000
Licensing	305,000	250,000	55,000	305,000	235,000	70,000
Non-compete agreements (1)	362,000	63,000	299,000	368,000	41,000	327,000
Patents	1,205,000	199,000	1,006,000	1,205,000	133,000	1,072,000
Totals	$17,483,000	$5,402,000	$12,081,000	$17,517,000	$5,080,000	$12,437,000

(1)	A portion of these intangibles are maintained in a foreign currency, and are therefore subject to foreign exchange rate fluctuations.

Amortization expense for intangible assets subject to amortization was as follows:

Three months ended March 31,
2015	2014
$324,000	$58,000

The weighted average amortization period for intangible assets was as follows:

	March 31, 2015	December 31, 2014
Customer relationships	10.7	10.9
Trademarks and trade names	—	—
Engineering drawings	9.1	9.2
Licensing	1.0	1.2
Non-compete agreements	3.4	3.6
Patents	6.0	6.1
Total	9.9	10.1

 Amortization expense for each of the next five years and thereafter is estimated to be as follows:

2016	$1,290,000
2017	1,235,000
2018	1,053,000
2019	966,000
2020	908,000
Thereafter	4,613,000
$10,065,000

 NOTE 8 - DEBT

SHORT-TERM LOANS

The Company entered into a Loan and Security Agreement in October 2010, as amended (“Credit Agreement”), with Capital One Business Credit Corp., formerly known as Capital One Leverage Finance Corporation, as agent and lender (“COBC”). The Credit Agreement expires December 19, 2017 (the “Maturity Date”). The Credit Agreement provides for a Revolver Loan (“Revolver”), borrowings under which are secured by the Company’s accounts receivable, mortgages on its real property located in Cranberry, PA, Jupiter, FL and Tampa, FL (“Real Property”),  inventory and equipment. P&F and certain of its subsidiaries are borrowers under the Credit Agreement, and their obligations are cross-guaranteed by certain other subsidiaries. Revolver borrowings bear interest at either LIBOR (London InterBank Offered Rate) or the Base Rate, as defined in the Credit Agreement (“Base Rate”), or a combination of the two, plus the Applicable Margin (the “Applicable Margin”), as defined in the Credit Agreement. The interest rate, either LIBOR or Base Rate, which is added to the Applicable Margin, is at the option of the Company, subject to limitations on the number of LIBOR borrowings.

Contemporaneously with the ATSCO acquisition in August 2014, the Company entered into an Amended and Restated Loan and Security Agreement (the “Restated Loan Agreement”) with COBC. The Restated Loan Agreement, among other things, amended the Credit Agreement by: (1) increasing the total amount of the credit facility from $29,423,000 to $33,657,000, (2) increasing the Revolver from $20,000,000 to $22,000,000, (3) creating a new $3,000,000 Term Loan, as defined in the Restated Loan Agreement (“Term Loan B”), and (4) re-designating as “Term Loan A”, the previously existing outstanding Term Loan, which relates primarily to the Company’s real property. In addition, the Restated Loan Agreement also reset certain financial covenants.

At March 31, 2015 and December 31, 2014, the balance of Revolver borrowings outstanding was $15,022,000 and $11,817,000, respectively. Applicable Margins added to Revolver borrowings at LIBOR and the Base Rate were 2.25% and 1.25%, respectively, at March 31, 2015 and December 31, 2014. These applicable margin rates were constant throughout the three-month period ended March 31, 2015.

The Company is required to provide COBC with, among other things, monthly financial statements, monthly borrowing base certificates and certificates of compliance with various financial covenants. The Company believes it is in compliance with all covenants under the Restated Loan Agreement. As part of the Restated Loan Agreement, if an event of default occurs, the interest rate would increase by 2% per annum during the period of default, in addition to other remedies provided to COBC.

LONG-TERM

The Restated Loan Agreement also provides for Term Loan A, which is secured by mortgages on the Real Property, accounts receivable, inventory and equipment.  Term Loan A borrowings can be at either LIBOR, or at the Base Rate, as defined in the Restated Loan Agreement, or a combination of the two plus the Applicable Margins, which for LIBOR borrowings at March 31, 2015 and December 31, 2014 was 3.0%. The Applicable Margin for borrowings at the Base Rate was 2.0% at March 31, 2015 and December 31, 2014.

Additionally, the Restated Loan Agreement provides for a Term Loan B, pursuant to which the Company borrowed the maximum principal amount of $3,000,000 as part of the ATSCO acquisition. This Term Loan B is to be repaid in 36 consecutive monthly payments of $83,000, with an additional mandatory repayment each year equal to 50% of the Company’s Excess Cash Flow (as defined in the Restated Loan Agreement) for such year, if any. Term Loan B borrowings incur interest at LIBOR or the Base Rate or a combination, plus the Applicable Margins, which was 3.25% and 2.25% at March 31, 2015 and December 31, 2014. As the result of computing the Company’s Excess Cash Flow for the year 2014, in April 2015, the Company repaid $2,417,000, which was the balance of the Term Loan B at March 31, 2015 with funds available from its Revolver.

The Company borrowed $380,000 and $519,000 in March 2012 and September 2012, respectively, as loans primarily for machinery and equipment (“Capex Term Loans”). Applicable Margins added to these Capex Term Loans at March 31, 2015 and December 31, 2014 were 3.00% and 2.00%, respectively for borrowings at LIBOR and the Base Rate, respectively.

Long-term debt:

	March 31, 2015	December 31, 2014
Term Loan A - $23,000 payable monthly January 2013 through December 2017, balance due December 19, 2017.	$6,370,000	$6,440,000
Term Loan B - $83,000 payable monthly September 2014 through March 2015.	2,417,000	2,667,000
Capex Term Loan - $6,000 payable monthly May 2012 through April 2017.	158,000	178,000
Capex Term Loan - $9,000 payable monthly October 2012 through September 2017.	260,000	285,000
Other	75,000	90,000
	9,280,000	9,660,000
Less: current maturities	2,904,000	3,167,000
	$6,376,000	$6,493,000

NOTE 9 - RELATED PARTY TRANSACTIONS

The president of one of the Company’s subsidiaries is part owner of one of the subsidiary’s vendors. During the three-month periods ended March 31, 2015 and 2014, the Company purchased approximately $181,000 and $263,000, respectively, of product from this vendor. At March 31, 2015 and December 31, 2014, the Company had trade payables to this vendor of $60,000 and $103,000, respectively. Additionally, during the three-month periods ended March 31, 2015 and 2014, the Company recorded sales to this vendor of $2,000 and $4,000, respectively.

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

Three months ended March 31, 2015	Consolidated	Tools	Hardware

Revenue	$19,826,000	$14,559,000	$5,267,000

Segment operating income	$2,865,000	$1,908,000	$957,000
General corporate expense	(1,442,000)
Interest expense	(192,000)
Earnings before income taxes	$1,231,000

Segment assets	$75,143,000	$61,836,000	$13,307,000
Corporate assets	1,764,000
Total assets	$76,907,000

Long-lived assets, including $47,000 at corporate	$34,443,000	$29,800,000	$4,596,000

Three months ended March 31, 2014	Consolidated	Tools	Hardware

Revenue	$15,932,000	$11,191,000	$4,741,000

Segment operating income	$2,219,000	$1,328,000	$891,000
General corporate expense	(1,411,000)
Interest expense	(89,000)
Earnings before income taxes	$719,000

Segment assets	$50,659,000	$37,385,000	$13,274,000
Corporate assets	3,153,000
Total assets	$53,812,000

Long-lived assets, including $20,000 at corporate	$16,631,000	$12,032,000	$4,579,000

Revenue and long-lived assets by geographic region were as follows:

	Three months ended March 31,
	2015	2014
Revenue:
North America	$18,571,000	$15,711,000
Europe	900,000	42,000
All other	355,000	179,000
Total Revenue	$19,826,000	$15,932,000
Long-Lived Assets:
North America	$33,311,000	$16,631,000
Europe	1,132,000	—
Total Long-Lived Assets	$34,443,000	$16,631,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of P&F Industries, Inc. and subsidiaries (“P&F”, or the “Company”). P&F and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to stockholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “would,” “could” and their opposites and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. Any forward-looking statements contained herein, including those related to the Company’s future performance, are based upon the Company’s historical performance and on current plans, estimates and expectations. All forward-looking statements involve risks and uncertainties. These risks and uncertainties could cause the Company’s actual results for the 2015 fiscal year and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company for a number of reasons, as previously disclosed in the Company’s public filings, including in its Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”). Forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

Business

P&F and each of its subsidiaries are herein referred to collectively as the “Company.” In addition, the words “we”, “our” and “us” refer to the Company. The Company operates in two primary lines of business or segments: (i) tools and other products (“Tools”) and (ii) hardware and accessories (“Hardware”).

Tools

The Company conducts its Tools business through a wholly-owned subsidiary, Continental Tool Group, Inc. (“Continental”), which in turn currently operates through its wholly-owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”). During the third quarter of 2014, the Company acquired Exhaust Technologies Inc. (“ETI”) and Universal Air Tool Company Limited (“UAT”). Both ETI and UAT are wholly-owned subsidiaries of Florida Pneumatic, and unless otherwise indicated, the operations and results of operations of Florida Pneumatic herein include ETI and UAT as of the respective dates such companies were acquired. Additionally, during the third quarter of 2014, the Company acquired substantially all of the assets of Air Tool Service Company (“ATSCO”), which business operates through a wholly-owned subsidiary of Hy-Tech. Unless otherwise indicated, the results of operations of Hy-Tech herein include ATSCO from the date the business was acquired.

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

Hy-Tech manufactures and distributes its own line of industrial pneumatic tools. Hy-Tech also produces and markets impact wrenches, grinders, drills, and motors. Further, it also manufactures tools to customer specifications. Its customers include refineries, chemical plants, power generation facilities, heavy construction enterprises, oil and gas and mining companies. In addition, Hy-Tech manufactures an extensive line of pneumatic tool replacement parts that are sold to original equipment manufacturers (“OEMs”), and competitively. It also manufactures and distributes high pressure stoppers for hydrostatic testing fabricated pipe, gears, sprockets, splines and racks and produces a line of siphons.

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

Overview

During the first quarter of 2015, our results of operations were impacted by a number of factors.

•	The most significant factor is the positive impact on revenue and earnings provided by the three acquisitions completed during the third quarter of 2014.

•	We believe the harsh, prolonged winter weather during the first quarter adversely impacted the performance of all of our operating subsidiaries. We continue to encounter softness in the pneumatic tools market, both at Hy-Tech and Florida Pneumatic, especially in the oil and gas exploration and production channels.

•	Hy-Tech’s gross margin was negatively affected by the transition of ATSCO’s manufacturing operation from Mentor, Ohio to its facility in Cranberry, Pennsylvania.

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

A key economic measure relevant to us is the cost of the raw materials in our products. Key materials include metals, especially various types of steel and aluminum. Also important is the value of the United States dollar (“USD”) in relation to the Taiwanese dollar (“TWD”), as we purchase a significant portion of our products from Taiwan. Purchases from Chinese sources are made in USDs. However, if the Chinese currency, (“RMB”), were to be revalued against the USD, there could be a significant negative impact on the cost of our products. As the result of the UAT acquisition, we closely monitor the fluctuation in the Great British Pound (“GBP”) to the USD, and the GBP to TWD, both of which can have an impact on the consolidated results.

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

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Descriptions of these policies are discussed in the 2014 Form 10-K. Certain of these accounting policies require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities, revenues and expenses. On an ongoing basis, we evaluate estimates, including, but not limited to those related to bad debts, inventory reserves, goodwill and intangible assets, warranty reserves and taxes and deferred taxes. We base our estimates on historical data and experience, when available, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions.  Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

There have been no material changes in our critical accounting policies and estimates from those discussed in Item 7 of our 2014 Form 10-K.

RESULTS OF OPERATIONS

Unless otherwise discussed below, we believe that our relationships with our key customers, given current economic conditions, remain satisfactory. For 2015, we have elected not to sell certain promotional products to Sears, which we did sell in 2014. This decision will result in a reduction of approximately $3 million of Sears revenue during the remainder of this year, when compared to the prior year. Other than the aforementioned, there were no major trends or uncertainties that had, or we could reasonably expect could have, a material impact on our revenue. Other than the three acquisitions that occurred during the third quarter of 2014, there was no unusual or infrequent event, transaction or any significant economic change that materially affected our results of operations. However, we believe that the prolonged, inclement weather during the first quarter of 2015 had some negative impact our results for the three-month period ended March 31, 2015.

The table below provides an analysis of our net revenue for the three-month periods ended March 31, 2015 and 2014:

Revenue

	Three months ended March 31,
			Increase (decrease)
	2015	2014	$	%
Tools
Florida Pneumatic	$10,254,000	$7,475,000	$2,779,000	37.2%
Hy-Tech	4,305,000	3,716,000	589,000	15.9
Tools Total	14,559,000	11,191,000	3,368,000	30.1

Hardware
Hardware Total	5,267,000	4,741,000	526,000	11.1

Consolidated	$19,826,000	$15,932,000	$3,894,000	24.4%

Tools

Florida Pneumatic markets its air tool products to three primary sectors within the pneumatic tool market; retail, industrial/catalog and the automotive market. It also generates revenue from its Berkley products line as well as a line of air filters and other OEM parts (“Other”).

	Three months ended March 31,
	2015		2014		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Retail customers	$5,278,000	51.5%	$5,291,000	70.8%	$(13,000)	(0.2)%
Automotive	3,095,000	30.2	296,000	4.0	2,799,000	945.6
Industrial/catalog	1,581,000	15.4	1,505,000	20.1	76,000	5.0
Other	300,000	2.9	383,000	5.1	(83,000)	(21.7)
Total	$10,254,000	100.0%	$7,475,000	100.0%	$2,779,000	37.2%

The most significant factors contributing to Florida Pneumatic’s overall growth in its first quarter 2015 revenue, compared to the first quarter of 2014, is the incremental automotive revenue generated by the addition of the AIRCAT and NITROCAT pneumatic tools lines acquired in the ETI acquisition in July 2014, to Florida Pneumatic’s existing line of automotive air tools, and revenue from UAT, located in the United Kingdom, which was acquired in July, 2014. With respect to Florida Pneumatic’s Retail revenue, during the first quarter of 2015, when compared to the same period last year, there was a slight decline in revenue from The Home Depot, partially offset by a modest increase in Sears revenue. Industrial/catalog revenue during the first quarter of 2015, although up slightly, compared to the same period in 2014, remains sluggish, most notably in aerospace and oil and gas exploration and production channels. We believe this weakness may continue. Florida Pneumatic’s Other revenue declined when compared to the same period in 2014, primarily due to Florida Pneumatic’s decision to place greater emphasis on expanding its other product lines.

Hy-Tech focuses primarily on the industrial sector of the pneumatic tools market.  Hy-Tech manufactures and markets its own value-added line of air tools and parts, which now includes the ATSCO brand, as well as distributes a high quality line of complementary sockets, which, in the aggregate make up the “ATP” category.  Hy-Tech Machine products (“Hy-Tech Machine”) are primarily marketed to the mining, construction and industrial manufacturing sectors.

	Three months ended March 31,
	2015		2014		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
ATP	$3,018,000	70.1%	$2,562,000	68.9%	$456,000	17.8%
Other	734,000	17.1	451,000	12.2	283,000	62.7
Major customer	553,000	12.8	703,000	18.9	(150,000)	(21.3)

Total	$4,305,000	100.0%	$3,716,000	100.0%	$589,000	15.9%

A primary factor contributing to the increase in ATP product line revenue was revenue generated by the sales of the ATSCO product line, which was acquired in the third quarter of 2014. This increase was partially offset by lower sales of its drilling motors and to a lesser degree, non-ATSCO related ATP tool and parts. Hy-Tech’s Other revenue, which focuses on specialty products manufactured for the mining, construction and industrial markets, as well as gears, sprockets, splines, and hydraulic stoppers, improved primarily due to a large order shipped during the first quarter of 2015. The ordering pattern from Hy-Tech’s Major customer is erratic and unpredictable, which results in quarter to quarter revenue swings. We believe this unpredictability is likely to continue at least for the remainder of 2015.

Hardware

Our Hardware segment, which currently consists of only Nationwide, generates revenue from the sale of Fence and Gate hardware, OEM products and Patio hardware.

	Three months ended March 31,
	2015		2014		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Fence and Gate hardware	$4,191,000	79.6%	$3,932,000	82.9%	$259,000	6.6%
OEM	644,000	12.2	399,000	8.4	245,000	61.4
Patio	432,000	8.2	410,000	8.7	22,000	5.4

Total	$5,267,000	100.0%	$4,741,000	100.0%	$526,000	11.1%

Fence and Gate hardware continues to be Nationwide’s primary focus. As such, we intend to continue our current strategy, which is to develop new, innovative Fence and Gate hardware products and accessories. Additionally, Nationwide will continue its marketing efforts in both the United States and abroad. However, this strategy could impact the performance of Nationwide’s other product lines. The increase in Nationwide’s OEM products revenue is due primarily to the addition of a new, lower margin customer. We expect the buying pattern of this new OEM customer to be sporadic throughout the year. The increase in Patio revenue is due primarily to increased activity in the sale of foreclosed home units occurring primarily in Florida.  Nationwide believes a portion of its overall revenue growth is due to the increase in new home construction and increased spending in the area of home renovation.

Gross Margins / Profits

	Three months ended March 31,		Increase (decrease)
	2015	2014	Amount		%
Florida Pneumatic	$3,825,000	$2,626,000	$1,199,000		45.7
As percent of respective revenue	37.3%	35.1%	2.2	% pts.
Hy-Tech	$1,674,000	$1,523,000	$151,000		9.9
As percent of respective revenue	38.9%	41.0%	(2.1)	% pts.
Total Tools	$5,499,000	$4,149,000	$1,350,000		32.5
As percent of respective revenue	37.8%	37.1%	0.7	% pts.
Hardware	$2,020,000	$1,886,000	$134,000		7.1
As percent of respective revenue	38.4%	39.8%	(1.4)	% pts.
Consolidated	$7,519,000	$6,035,000	$1,484,000		24.6
As percent of respective revenue	37.9%	37.9%	—	% pts.

 Tools

Significant factors contributing to Florida Pneumatic’s first quarter of 2015 gross margin improvement over the same period a year ago, include, among other things, the slightly higher gross margins generated at its overseas UAT subsidiary and its expanded automotive product line, which now includes the AIRCAT and NITROCAT suite of pneumatic power tools. Additionally, the strengthening of the U.S dollar also contributed to Florida Pneumatic’s improved gross margin. Further, its Retail gross margin also improved slightly this quarter compared to the first quarter of 2014, primarily due to product mix. However, due to a lower margin special order, our Industrial/catalog gross margin during the first quarter of 2015 was down from the same period in the prior year.

Hy-Tech’s gross margin this quarter, compared to the same period in 2014 is lower due primarily to the non-productive labor used to close and relocate ATSCO’s manufacturing equipment and inventory from Mentor, Ohio into Hy-Tech’s existing facility in Cranberry, PA. We believe that most of the integration of the ATSCO suite of products into Hy-Tech’s manufacturing facility should occur by late 2015, at which time its overhead absorption should improve. Additionally, the ATSCO product line is currently generating a gross margin that is lower than Hy-Tech’s historical gross margins

Hardware

Nationwide’s first quarter 2015 overall gross margin declined, compared to the same period in the prior year, due primarily to product mix. Additionally, Nationwide encountered slight competitive pricing pressure in both its Fence and Gate hardware, as well as its Patio product line. Lastly, a new OEM customer negatively impacted Nationwide’s gross margin. As Nationwide has decided to service this lower margin customer, it is likely that its OEM gross margins in future periods may be less than in the same period in prior years.

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

During the first quarter of 2015, our SG&A was $6,096,000 or 30.7% of revenue, compared to $5,227,000, or 32.8% of revenue during the same three-month period in 2014. Although our SG&A, as a percentage of revenue declined, significant factors contributing to the dollar increase are primarily attributable to the three acquisitions completed during the third quarter of 2014. Specifically, our depreciation and amortization increased by $270,000, when comparing the three-month periods ended March 31, 2015 and 2014. In addition, as the result of the increased revenue our incremental variable costs which includes among other costs, commissions, warranty costs, freight out and advertising/promotional fees, increased by $144,000 during the first quarter of 2015, compared to the same period in the prior year. Further, when comparing the first quarters of 2015 and 2014, our professional services increased approximately $47,000. Compensation, which is comprised of base salaries and wages, accrued performance-based bonus incentives, associated payroll taxes and employee benefits, increased $270,000, the majority of this increase was due to the added staffing resulting from the three acquisitions. Lastly, during the three-month period ended March 31, 2014, Nationwide received $30,000 for providing various services for the benefit of the buyers of its Kitchen and Bath product line, which did not occur in 2015.

Interest

Our interest expense during the first quarter of 2015 was $192,000, compared to $89,000 for the same period in the prior year. The most significant factor affecting interest expense was the financing of the three acquisitions completed during the third quarter of 2014. The average balance of short-term borrowings during the first quarter of 2015 was $13,440,000, compared to $1,116,000 during the same three-month period in 2014. An increase in the applicable loan margins that are added to both our LIBOR (London InterBank Offered Rate) or Base Rate, as defined in the Credit Agreement borrowings, also negatively impacted our interest expense. See Liquidity and Capital Resources for further discussion on the applicable margin rates. Included in our interest expense for the three-month periods ended March 31, 2015 and 2014 is amortization expense of debt financing costs of $28,000 and $22,000, respectively.

Income Taxes

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision on a year-to-date basis and may change in subsequent interim periods. As a result, our effective tax rate for the three months ended March 31, 2015 and 2014 was 36.6% and 35.7%, respectively. The Company’s effective tax rate for both periods was affected primarily by state taxes and nondeductible expenses.

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

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	March 31, 2015	December 31, 2014
Working Capital	$15,101,000	$13,927,000
Current Ratio	1.56 to 1	1.59 to 1
Shareholders’ Equity	$40,728,000	$39,991,000

Credit Facility

We entered into a Loan and Security Agreement in October 2010, as amended (“Credit Agreement”) with COBC, as agent and lender. The Credit Agreement expires December 19, 2017 (the “Maturity Date”). The Credit Agreement provides for Revolver borrowings, which are secured by the Company’s accounts receivable, mortgages on its real property located in Cranberry, PA, Jupiter, FL and Tampa, FL (“Real Property”),  inventory and equipment. P&F and certain of its subsidiaries are borrowers under the Credit Agreement, and their obligations are cross-guaranteed by certain other subsidiaries. Revolver borrowings bear interest at either LIBOR (London InterBank Offered Rate) or the Base Rate, as defined in the Credit Agreement (“Base Rate”), plus the Applicable Margin (the “Applicable Margin”), as defined in the Credit Agreement. The interest rate, either LIBOR or Base Rate, which is added to the Applicable Margin, is at the option of the Company, subject to limitations on the number of LIBOR borrowings.

On August 13, 2014, we entered into an Amended and Restated Loan and Security Agreement (the “Restated Loan Agreement”) with COBC. The Restated Loan Agreement, among other things, amended the Credit Agreement by: (1) increasing the total amount of the credit facility from $29,423,000 to $33,657,000, (2) increasing the Revolver from $20,000,000 to $22,000,000, (3) creating a new $3,000,000 Term Loan, as defined in the Restated Loan Agreement (“Term Loan B”), and (4) re-designating as “Term Loan A”, the previously existing outstanding Term Loan, which relates primarily to the Company’s real property.

The balance of Revolver borrowings outstanding was $15,022,000 and $11,817,000, at March 31, 2015 and December 31, 2014, respectively. Applicable Margins added to Revolver borrowings at LIBOR and the Base Rate at March 31, 2015 and December 31, 2014 were 2.25% and 1.25%, respectively.

Additionally, the Restated Loan Agreement provided for a Term Loan B, pursuant to which the Company borrowed the maximum principal amount of $3,000,000 as part of the ATSCO acquisition. This Term Loan B was to be repaid in 36 consecutive monthly payments of $83,000, with an additional mandatory repayment each year equal to 50% of the Company’s Excess Cash Flow (as defined in the Restated Loan Agreement) for such year, if any. As the result of computing the Company’s Excess Cash Flow for the year 2014, in April 2015, the Company repaid $2,417,000, which was the balance of the Term Loan B at March 31, 2015, with funds available from its Revolver.

Additionally, we borrowed $380,000 and $519,000 in March 2012 and September 2012, respectively, as loans primarily for machinery and equipment (“Capex Term Loans”). The repayment of these two Capex Term Loans is based on sixty-month amortization periods, resulting in repayments of approximately $6,000 and $9,000, respectively. Applicable Margins added to these Capex Term Loans at March 31, 2015 and December 31, 2014 were 3.0% and 2.0% respectively, for borrowings at LIBOR and the Base Rate, respectively.

Cash flows

During the three-month period ended March 31, 2015, our net cash decreased $352,000 to $659,000 from $1,011,000 at December 31, 2014.   Our total bank debt at March 31, 2015 was $24,227,000, compared to $21,387,000 at December 31, 2014. Our revolver borrowings increased approximately $3.2 million, due primarily to our seasonal need for cash during the first quarter. The aforementioned also contributed to the increase in the percent of the total debt to total book capitalization (total debt divided by total debt plus equity), which at March 31, 2015 was 37.4%, compared to 34.9% at December 31, 2014. During the remainder of 2015, as we generate cash from operations, barring unexpected events, we believe that our short-term borrowings should decline to amounts below December 31, 2014 levels.

Our capital spending was $184,000 for the three-month period ended March 31, 2015, compared to $182,000 during the same period in the prior year.  Capital expenditures for the balance of 2015 are expected to be approximately $1,500,000, some of which may be financed through our credit facilities or financed through independent third party financial institutions. The remaining 2015 capital expenditures will primarily be for expansion of existing product lines and replacement of equipment.

Customer concentration

Within our Tools segment we have two retail customers that account for 6.3% and 26.6% of our consolidated accounts receivable at March 31, 2015, and 17.7% and 25.6% at December 31, 2014. To date, these customers, with minor exceptions, are current in their payments. Further, these two customers in the aggregate, accounted for 26.1% of our consolidated revenue for the three-month period ended March 31, 2015, compared to 31.1% for the same three-month period in 2014.

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

Item 3.             Quantitative And Qualitative Disclosures About Market Risk

Not required.

Item 4.             Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's CEO and CFO, evaluated, as of March 31, 2015, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of March 31, 2015, the Company’s management, including its CEO and CFO, concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

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

There have been no material changes to the legal proceedings disclosure described in our 2014 Form 10-K.

Item 1A.	Risk Factors

There were no material changes to the risk factors previously disclosed in our 2014 Form 10-K.

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

P&F INDUSTRIES, INC.
(Registrant)

/s/ JOSEPH A. MOLINO, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: May 14, 2015	(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit
10.1	Executive Employment Agreement, dated as of January 1, 2015, between the Registrant and Richard A. Horowitz (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 5, 2015).

10.2	Executive Employment Agreement, dated as of January 1, 2015, between the Registrant and Joseph A. Molino, Jr. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 2, 2015).

31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

32.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	* Interactive Data

* Attached as Exhibit 101 are the following, each formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income and Comprehensive Income; (iii) Consolidated Statement of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

A copy of any of the foregoing exhibits to this Quarterly Report on Form 10-Q may be obtained, upon payment of the Registrant’s reasonable expenses in furnishing such exhibit, by writing to P&F Industries, Inc., 445 Broadhollow Road, Suite 100, Melville New York 11747, Attention: Corporate Secretary.

