Form 10-Q
period 2015-06-30
P&F INDUSTRIES INC
filed 2015-08-14
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

As of August 12, 2015 there were 3,614,870 shares of the registrant’s Class A Common Stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

ii

PART I - FINANCIAL INFORMATION

Item 1.                Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS

Cash	$865,000	$1,011,000
Accounts receivable — net	12,504,000	9,547,000
Inventories	24,910,000	24,335,000
Deferred income taxes — net	1,149,000	1,149,000
Prepaid expenses and other current assets	1,790,000	1,529,000
TOTAL CURRENT ASSETS	41,218,000	37,571,000

PROPERTY AND EQUIPMENT
Land	1,550,000	1,550,000
Buildings and improvements	7,697,000	7,683,000
Machinery and equipment	20,799,000	20,460,000
	30,046,000	29,693,000
Less accumulated depreciation and amortization	19,949,000	19,101,000
NET PROPERTY AND EQUIPMENT	10,097,000	10,592,000

GOODWILL	12,040,000	11,980,000

OTHER INTANGIBLE ASSETS — net	11,804,000	12,437,000

OTHER ASSETS — net	408,000	514,000

TOTAL ASSETS	$75,567,000	$73,094,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES

Short-term borrowings	$14,916,000	$11,817,000
Accounts payable	3,750,000	3,160,000
Accrued liabilities	4,885,000	5,500,000
Current maturities of long-term debt	498,000	3,167,000
TOTAL CURRENT LIABILITIES	24,049,000	23,644,000

Long–term debt, less current maturities	6,246,000	6,493,000
Deferred tax liabilities - net	2,766,000	2,720,000
Other liabilities	237,000	246,000

TOTAL LIABILITIES	33,298,000	33,103,000

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued – 4,168,000 at June 30, 2015 and 4,139,000 at December 31, 2014	4,168,000	4,139,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	12,807,000	12,695,000
Retained earnings	30,044,000	27,951,000
Treasury stock, at cost – 554,000 shares at June 30, 2015 and December 31, 2014	(4,566,000)	(4,566,000)
Accumulated other comprehensive loss	(184,000)	(228,000)

TOTAL SHAREHOLDERS’ EQUITY	42,269,000	39,991,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$75,567,000	$73,094,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

	Three months		Six months
	ended June 30,		ended June 30,
	2015	2014	2015	2014

Net revenue	$22,560,000	$18,268,000	$42,386,000	$34,200,000
Cost of sales	14,141,000	11,665,000	26,448,000	21,562,000
Gross profit	8,419,000	6,603,000	15,938,000	12,638,000
Selling, general and administrative expenses	6,452,000	5,556,000	12,548,000	10,783,000
Operating income	1,967,000	1,047,000	3,390,000	1,855,000
Other income	(201,000)	—	(201,000)	—
Interest expense	201,000	88,000	393,000	177,000
Income before income taxes	1,967,000	959,000	3,198,000	1,678,000
Income tax expense	655,000	387,000	1,105,000	644,000
Net income	$1,312,000	$572,000	$2,093,000	$1,034,000

Basic earnings per share	$0.36	$0.15	$0.58	$0.28

Diluted earnings per share	$0.35	$0.15	$0.56	$0.27

Weighted average common shares outstanding:

Basic	3,606,000	3,724,000	3,598,000	3,709,000

Diluted	3,754,000	3,905,000	3,751,000	3,891,000

Net income	$1,312,000	$572,000	$2,093,000	$1,034,000
Other comprehensive income - foreign currency translation adjustment	152,000	—	44,000	—
Total comprehensive income	$1,464,000	$572,000	$2,137,000	$1,034,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

		Class A Common Stock, $1 Par		Additional paid-in	Retained	Treasury stock		Accumulated other comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss

Balance, January 1, 2015	$39,991,000	4,139,000	$4,139,000	$12,695,000	$27,951,000	(554,000)	$(4,566,000)	$(228,000)

Net income	2,093,000	—	—	—	2,093,000	—	—	—

Exercise of stock options	65,500	21,500	21,500	44,000	—	—	—	—

Restricted common stock compensation	16,500	7,500	7,500	9,000	—	—	—	—

Stock-based compensation	59,000	—	—	59,000	—	—	—	—

Foreign currency translation adjustment	44,000	—	—	—	—	—	—	44,000

Balance, June 30, 2015	$42,269,000	4,168,000	$4,168,000	$12,807,000	$30,044,000	(554,000)	$(4,566,000)	$(184,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months
	ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$2,093,000	$1,034,000

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Non-cash charges:
Depreciation and amortization	850,000	740,000
Amortization of other intangible assets	647,000	116,000
Amortization of debt issue costs	55,000	43,000
Provision for (recovery of) losses on accounts receivable - net	13,000	(124,000)
Stock-based compensation	59,000	144,000
Restricted stock-based compensation	17,000	14,000
Loss on sale of fixed assets	4,000	—
Deferred income taxes	44,000	612,000
Fair value reduction in contingent consideration	(201,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,959,000)	(1,132,000)
Inventories	(625,000)	2,017,000
Prepaid expenses and other current assets	(260,000)	100,000
Other assets	51,000	29,000
Accounts payable	581,000	(650,000)
Accrued liabilities	(414,000)	(532,000)
Other liabilities	(8,000)	(8,000)
Total adjustments	(2,146,000)	1,369,000
Net cash (used in) provided by operating activities	(53,000)	2,403,000

See accompanying notes to consolidated financial statements (unaudited).

  P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months
	ended June 30,
	2015	2014
Cash Flows from Investing Activities:
Capital expenditures	(372,000)	(446,000)
Proceeds from disposal of assets	12,000	—
Net cash used in investing activities	(360,000)	(446,000)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	66,000	710,000
Proceeds from short-term borrowings	38,501,000	38,274,000
Repayments of short-term borrowings	(35,402,000)	(30,215,000)
Repayments of term loans	(2,897,000)	(230,000)
Repayments of notes payable	(20,000)	—
Net cash provided by financing activities	248,000	8,539,000
Effect of exchange rate changes on cash	19,000	—
Net (decrease) increase in cash	(146,000)	10,496,000
Cash at beginning of period	1,011,000	413,000
Cash at end of period	$865,000	$10,909,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$336,000	$139,000
Income taxes	$716,000	$41,000

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

The consolidated financial statements have been reported in U.S. dollars by translating asset and liability amounts of a foreign wholly-owned subsidiary at the closing exchange rate, equity amounts at historical rates and the results of operations and cash flow at the average of the prevailing exchange rates during the periods reported. As a result, the Company is exposed to foreign currency translation gains or losses. These gains or losses are presented in the Company’s consolidated financial statements as “Other comprehensive income (loss) - foreign currency translation adjustments”.

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

Recently issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), in order to simplify the presentation of debt issuance costs. The ASU requires debt issuance costs to be presented on the balance sheet as a direct deduction from the related debt liability rather than an asset. ASU 2015-03 is effective for public companies for annual periods beginning after December 15, 2015, and interim periods thereafter, with early adoption permitted. The guidance also requires retrospective application to all prior periods presented. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which applies to inventory that is measured using first-in, first-out (“FIFO”) or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost or net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, last-out (“LIFO”). This ASU is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of adopting this guidance.

In May 2014, the FASB issued ASU Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard was to become effective for annual and interim periods in fiscal years beginning after December 15, 2016. In April 2015, the FASB proposed deferring the effective date of ASU 2014-09 for one year, and proposed some modifications to the original provisions. On July 9, 2015, the one year deferral of the effective date was approved, and as such ASU 2014-09 is effective for our first quarter of fiscal year 2018 using either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

Universal Air Tool Company Limited

On July 29, 2014, the Company acquired all of the outstanding shares of UAT, a distributor of pneumatic tools. UAT, which is located in High Wycombe, England, markets pneumatic tools to the automotive market sector primarily in the United Kingdom and Ireland. The purchase price for this acquisition consisted of approximately $1,947,000 in cash less a post-closing working capital adjustment. As part of this transaction there was the possibility that the Company could pay as additional consideration to the former shareholders of UAT (the “Sellers”) up to a maximum of £250,000 (“contingent consideration”), should UAT’s net earnings during the period from date of acquisition through the first anniversary date, July 29, 2015, after adjusting for among other things, interest, taxes, depreciation and amortization (“adjusted net income”) exceed a minimum threshold. At the time of the acquisition, the Company believed, based on a range of possible outcomes that it was more likely than not that UAT would achieve the amount of adjusted net income that would entitle the Sellers to the maximum amount, and accordingly recorded a $425,000 obligation as contingent consideration (£250,000 at the then foreign exchange rate). Further, the Company projected that for the twelve-month period ended July 29, 2015, a disproportionate amount of UAT’s adjusted net income would likely be attained primarily during the period beginning late first quarter 2015 through July 29, 2015. However, the Company now estimates that the adjusted net income for the year ending July 29, 2015 will result in the contingent consideration payable to the Sellers to be approximately $224,000 which is subject to further revision based on final results. As such, the Company has adjusted its estimate of the payment of this contingent consideration payable to the Sellers and has recorded $201,000 as Other Income in the accompanying statements of income and comprehensive income for the three and six months ended June 30, 2015.

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

	Three months ended June 30, 2014 (Unaudited)	Six months ended June 30, 2014 (Unaudited)
Revenue	$22,105,000	$41,959,000
Net income	$990,000	$2,067,000
Earnings per share - basic	$0.27	$0.56
Earnings per share - diluted	$0.25	$0.53

ETI and UAT have been integrated into the business operations of Florida Pneumatic, and ATSCO has been integrated into the business operations of Hy-Tech since their respective dates of acquisition. As such, it is impracticable to determine the specific revenue and earnings directly attributable to any of the acquired businesses.

NOTE 3 — EARNINGS PER SHARE

Basic earnings per common share is based on the average number of shares of the Company’s Class A Common Stock (“Common Stock”) outstanding for the periods presented. Diluted earnings per common share reflects the effect of shares of the common stock issuable upon the exercise of options, unless the effect on earnings is antidilutive.

Diluted earnings per common share is computed using the treasury stock method. Under this method, the aggregate number of shares of the common stock outstanding reflects the assumed use of proceeds from the hypothetical exercise of any outstanding options to purchase shares of the Common Stock. The average market value for the period is used as the assumed purchase price.

The following table sets forth the elements of basic and diluted earnings per common share:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Numerator for basic and diluted earnings per common share:

Net income	$1,312,000	$572,000	$2,093,000	$1,034,000

Denominator:
For basic earnings per share - weighted average common shares outstanding	3,606,000	3,724,000	3,598,000	3,709,000
Dilutive securities (1)	148,000	181,000	153,000	182,000
For diluted earnings per share - weighted average common shares outstanding	3,754,000	3,905,000	3,751,000	3,891,000

(1)    Dilutive securities consist of “in the money” stock options.

 At June 30, 2015 and 2014 and during the six-month periods ended June 30, 2015 and 2014, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying common stock for the period. These options are anti-dilutive and are excluded from the computation of diluted earnings per share. The weighted average of anti-dilutive stock options outstanding was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Weighted average antidilutive stock options outstanding	182,000	214,000	182,000	257,000

NOTE 4 - STOCK-BASED COMPENSATION

During the three and six month periods ended June 30, 2015, the Company did not grant any Common Stock options.

The following is a summary of the changes in outstanding options during the six-month period ended June 30, 2015:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2015	505,000	$6.51	4.8	$1,232,000
Granted	—	—		—
Exercised	(21,500)	3.05
Forfeited	—	—
Expired	—	—
Outstanding, June 30, 2015	483,500	$6.67	4.2	$1,366,000

Vested, June 30, 2015	459,660	$6.59	4.1	$1,356,000

The following is a summary of changes in non-vested options for the six months ended June 30, 2015:

	Option Shares	Weighted Average Grant- Date Fair Value
Non-vested options, January 1, 2015	61,006	$6.14
Granted	—
Vested	(37,166)	5.76
Forfeited	—
Non-vested options, June 30, 2015	23,840	$6.72

The number of shares of Common Stock available for issuance under the 2012 Stock Incentive Plan (the “2012 Plan”) as of June 30, 2015 was 183,267. At June 30, 2015, there were 113,500 options outstanding issued under the 2012 Stock Incentive Plan and 370,000 options outstanding issued under the 2002 Stock Incentive Plan.

Restricted Stock

 Pursuant to the 2012 Plan, the Company, on May 20, 2015, issued 1,000 restricted shares of its Common Stock to each non-employee member of its Board of Directors, totaling 5,000 restricted shares. The Company determined the fair value of these shares to be $8.63, which was the closing price of the Company’s Common Stock on the date of the grant. These shares cannot be traded earlier than the first anniversary of the grant date. The Company will ratably amortize the total non-cash compensation expense of approximately $43,000 in its selling, general and administrative expenses through May 2016.

The Company issued 2,500 restricted shares of its common stock to Joseph A. Molino, Jr., the Company’s Chief Financial Officer, in accordance with an Employment Agreement dated April 2, 2015. The Company determined the fair value of these shares to be $6.86, which was the closing price of the Company’s Common Stock on the date of the grant. These shares shall vest as to 833 shares on April 2, 2016, 833 shares on April 2, 2017, and 834 shares on April 2, 2018; provided, however, that 100% of the then unvested portion of the shares shall vest in the event of Mr. Molino’s death or termination due to disability or upon a Change in Control (as defined in the 2012 Plan). These shares cannot be traded earlier than the first anniversary of the grant date. The Company will ratably amortize the total non-cash value of approximately $17,000 as compensation expense in its selling, general and administrative expenses through April 2018.

Pursuant to the 2012 Plan, the Company, in May 2014, issued 666 restricted shares of its common stock to each non-employee member of its Board of Directors, totaling 3,330 restricted shares. The Company determined the fair value of these shares to be $7.43, which was the closing price of the Company’s Common Stock on the date of the grant. These shares cannot be traded earlier than the first anniversary of the grant date. The Company ratably amortized the total non-cash compensation expense of approximately $25,000 in its selling, general and administrative expenses through May 2015.

NOTE 5 - ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	June 30, 2015	December 31, 2014
Accounts receivable	$12,663,000	$9,693,000
Allowance for doubtful accounts	(159,000)	(146,000)
	$12,504,000	$9,547,000

NOTE 6 - INVENTORIES

Inventories consist of:

	June 30, 2015	December 31, 2014
Raw material	$2,302,000	$2,014,000
Work in process	1,687,000	1,433,000
Finished goods	20,921,000	20,888,000
	$24,910,000	$24,335,000

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by segment are as follows:

	Consolidated	Tools	Hardware
Balance, January 1, 2015	$11,980,000	$10,107,000	$1,873,000
Adjustment to Acquisition of ATSCO	62,000	62,000	—
Currency translation adjustments	(2,000)	(2,000)	—
Balance, June 30, 2015	$12,040,000	$10,167,000	$1,873,000

Other intangible assets were as follows:

	June 30, 2015			December 31, 2014
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships (1)	$13,203,000	$4,969,000	$8,234,000	$13,194,000	$4,551,000	$8,643,000
Trademarks and trade names (1)	2,041,000	—	2,041,000	2,035,000	—	2,035,000
Engineering drawings	410,000	139,000	271,000	410,000	120,000	290,000
Licensing	305,000	264,000	41,000	305,000	235,000	70,000
Non-compete agreements (1)	369,000	90,000	279,000	368,000	41,000	327,000
Patents	1,205,000	267,000	938,000	1,205,000	133,000	1,072,000
Totals	$17,533,000	$5,729,000	$11,804,000	$17,517,000	$5,080,000	$12,437,000

(1)	A portion of these intangibles are maintained in a foreign currency, and are therefore subject to foreign exchange rate fluctuations.

Amortization expense for intangible assets subject to amortization was as follows:

Three months ended June 30,		Six months ended June 30,
2015	2014	2015	2014
$323,000	$58,000	$647,000	$116,000

The weighted average amortization period for intangible assets was as follows:

	June 30, 2015	December 31, 2014
Customer relationships	10.5	10.9
Engineering drawings	8.9	9.2
Licensing	0.7	1.2
Non-compete agreements	3.1	3.6
Patents	5.9	6.1

Amortization expense for each of the next five years and thereafter is estimated to be as follows:

2016	$1,280,000
2017	1,239,000
2018	993,000
2019	961,000
2020	857,000
Thereafter	4,433,000
$9,763,000

NOTE 8 - DEBT

SHORT-TERM LOANS

The Company entered into a Loan and Security Agreement in October 2010, as amended (“Credit Agreement”), with Capital One Business Credit Corp., formerly known as Capital One Leverage Finance Corporation, as agent and lender (“COBC”). The Credit Agreement expires December 19, 2017 (the “Maturity Date”). The Credit Agreement provides for a Revolver Loan (“Revolver”), borrowings which are secured by the Company’s accounts receivable, mortgages on its real property located in Cranberry, PA, Jupiter, FL and Tampa, FL (“Real Property”),  inventory and equipment. P&F and certain of its subsidiaries are borrowers under the Credit Agreement, and their obligations are cross-guaranteed by certain other subsidiaries. Revolver borrowings bear interest at either LIBOR (London InterBank Offered Rate) or the Base Rate, as defined in the Credit Agreement (“Base Rate”), or a combination of the two, plus the Applicable Margin (the “Applicable Margin”), as defined in the Credit Agreement. The interest rate, either LIBOR or Base Rate, which is added to the Applicable Margin, is at the option of the Company, subject to limitations on the number of LIBOR borrowings.

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

At June 30, 2015 and December 31, 2014, the balance of Revolver borrowings outstanding was $14,916,000 and $11,817,000, respectively. Applicable Margins added to Revolver borrowings at LIBOR and the Base Rate were 2.50% and 1.50%, respectively, at June 30, 2015 and were 2.25% and 1.25%, respectively at December 31, 2014.

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

LONG-TERM

The Restated Loan Agreement also provides for Term Loan A, which is secured by mortgages on the Real Property, accounts receivable, inventory and equipment.  Term Loan A borrowings can be at either LIBOR, or at the Base Rate, as defined in the Restated Loan Agreement, or a combination of the two plus the Applicable Margins, which for LIBOR and Base Rate borrowings at June 30, 2015 and December 31, 2014 were 3.0% and 2.0%, respectively.

Additionally, the Restated Loan Agreement provided for a Term Loan B, pursuant to which the Company borrowed the maximum principal amount of $3,000,000 in connection with the ATSCO acquisition. Term Loan B borrowings incurred interest at LIBOR or the Base Rate or a combination, plus the Applicable Margins, which was 3.25% and 2.25% at December 31, 2014. This Term Loan B was scheduled to be repaid in 36 consecutive monthly payments of $83,000, with additional mandatory repayments each year equal to 50% of the Company’s Excess Cash Flow (as defined in the Restated Loan Agreement) for such year, if any. As the result of the Company’s Excess Cash Flow for the year ended December 31, 2014, on April 2, 2015 the Company repaid $2,417,000, which was the balance of the Term Loan B, with funds available from its Revolver.

The Company borrowed $380,000 and $519,000 in March 2012 and September 2012, respectively, as loans primarily for machinery and equipment (“Capex Term Loans”). Applicable Margins added to these Capex Term Loans at June 30, 2015 and December 31, 2014 were 3.00% and 2.00%, for borrowings at LIBOR and the Base Rate, respectively.

Long-term debt:

	June 30, 2015	December 31, 2014
Term Loan A - $23,000 payable monthly January 2013 through December 2017, balance due December 19, 2017.	$6,300,000	$6,440,000
Term Loan B - $83,000 payable monthly September 2014 through March 2015.	—	2,667,000
Capex Term Loan - $6,000 payable monthly May 2012 through April 2017.	140,000	178,000
Capex Term Loan - $9,000 payable monthly October 2012 through September 2017.	234,000	285,000
Other	70,000	90,000
	6,744,000	9,660,000
Less: current maturities	498,000	3,167,000
	$6,246,000	$6,493,000

NOTE 9 - RELATED PARTY TRANSACTIONS

The president of one of the Company’s subsidiaries is part owner of one of the subsidiary’s vendors. During the three and six-month periods ended June 30, 2015, the Company purchased approximately $142,000 and $323,000, respectively, of product from this vendor. During the three and six-month periods ended June 30, 2014, the Company purchased approximately $154,000 and $417,000, respectively, of product from this vendor. At June 30, 2015 and December 31, 2014, the Company had trade payables to this vendor of $57,000 and $103,000, respectively. Additionally, during the three and six-month periods ended June 30, 2015 the Company recorded sales to this vendor of $3,000 and $5,000, respectively. During the three and six-month periods ended June 30, 2014 this subsidiary had sales to this vendor of $7,000 and $11,000, respectively.

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

As of and for the three months ended June 30, 2015	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$22,560,000	$16,058,000	$6,502,000

Segment operating income	$3,426,000	$2,031,000	$1,395,000
General corporate expense	(1,459,000)
Other income	201,000
Interest expense	(201,000)
Earnings before income taxes	$1,967,000

Segment assets	$73,904,000	$61,859,000	$12,045,000
Corporate assets	1,663,000
Total assets	$75,567,000

Long-lived assets, including $46,000 at corporate	$33,941,000	$29,363,000	$4,532,000

As of and for the three months ended June 30, 2014	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$18,268,000	$12,693,000	$5,575,000

Segment operating income	$2,676,000	$1,358,000	$1,318,000
General corporate expense	(1,629,000)
Interest expense	(88,000)
Income before income taxes	$959,000

Segment assets	$48,573,000	$35,728,000	$12,845,000
Corporate assets	13,261,000
Total assets	$61,834,000

Long-lived assets, including $33,000 at corporate	$16,471,000	$11,836,000	$4,602,000

Six months ended June 30, 2015	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$42,386,000	$30,617,000	$11,769,000

Segment operating income	$6,291,000	$3,939,000	$2,352,000
General corporate expense	(2,901,000)
Other income	201,000
Interest expense	(393,000)
Income before income taxes	$3,198,000

Six months ended June 30, 2014	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$34,200,000	$23,884,000	$10,316,000

Segment operating income	$4,895,000	$2,686,000	$2,209,000
General corporate expense	(3,040,000)
Interest expense	(177,000)
Income before income taxes	$1,678,000

Revenue and long-lived assets by geographic region were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue:
North America	$21,242,000	$18,023,000	$39,971,000	$33,723,000
Europe	1,000,000	109,000	1,886,000	153,000
All Other	318,000	136,000	529,000	324,000
Total Revenue	$22,560,000	$18,268,000	$42,386,000	$34,200,000

Long-Lived Assets:
North America			$32,766,000	$16,471,000
Europe			1,175,000	—
Total Long-Lived Assets			$33,941,000	$16,471,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of P&F Industries, Inc. and subsidiaries (“P&F”, or the “Company”). P&F and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to shareholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “would,” “could” and their opposites and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. Any forward-looking statements contained herein, including those related to the Company’s future performance, are based upon the Company’s historical performance and on current plans, estimates and expectations. All forward-looking statements involve risks and uncertainties. These risks and uncertainties could cause the Company’s actual results for the 2015 fiscal year and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company for a number of reasons, as previously disclosed in the Company’s public filings, including in its Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”). Forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

 Overview

During the second quarter of 2015, our results of operations were impacted by a number of factors, some of which were:

➢	The most significant factor continues to be the positive impact on revenue and earnings provided by the three acquisitions completed during the third quarter of 2014;

➢	Nationwide continues to benefit from increased activity in residential construction and the renovation and remodeling markets;

➢	We revised the estimate of the contingent consideration payable to the former shareholders of UAT resulting in Other income of $201,000.

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

RESULTS OF OPERATIONS

Unless otherwise discussed elsewhere in the Management’s Discussion and Analysis section, we believe that our relationships with our key customers remain satisfactory. For 2015, we have elected not to sell certain promotional products to Sears, which we did sell in 2014. This decision will result in a reduction of approximately $3 million of Sears’s revenue during 2015, compared to the prior year. Other than the aforementioned, there were no major trends or uncertainties that had, or we could reasonably expect could have, a material impact on our revenue. Further, other than the three acquisitions that occurred during the third quarter of 2014, there was no unusual or infrequent event, transaction or any significant economic change that materially affected our results of operations. However, we believe that the prolonged, inclement weather during the first quarter of 2015 and the year to date slowdown in the global oil extraction and exploration sector negatively impacted our results for the six-month period ended June 30, 2015.

The table below provides an analysis of our net revenue for the three and six-month periods ended June 30, 2015 and 2014:

Revenue

	Three months ended June 30,
			Increase (decrease)
	2015	2014	$	%
Tools
Florida Pneumatic	$12,003,000	$8,887,000	$3,116,000	35.1%
Hy-Tech	4,055,000	3,806,000	249,000	6.5
Tools Total	16,058,000	12,693,000	3,365,000	26.5

Hardware
Hardware Total	6,502,000	5,575,000	927,000	16.6

Consolidated	$22,560,000	$18,268,000	$4,292,000	23.5%

	Six months ended June 30,
			Increase (decrease)
	2015	2014	$	%
Tools
Florida Pneumatic	$22,257,000	$16,362,000	$5,895,000	36.0%
Hy-Tech	8,360,000	7,522,000	838,000	11.1
Tools Total	30,617,000	23,884,000	6,733,000	28.2

Hardware
Hardware Total	11,769,000	10,316,000	1,453,000	14.1

Consolidated	$42,386,000	$34,200,000	$8,186,000	23.9%

Tools

Florida Pneumatic markets its air tool products to three primary sectors within the pneumatic tool market; retail, Industrial/catalog and the automotive market. It also generates revenue from its Berkley products line as well as a line of air filters and other OEM parts (“Other”).

	Three months ended June 30,
	2015		2014		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Retail customers	$7,039,000	58.6%	$6,647,000	74.8%	$392,000	5.9%
Automotive	3,041,000	25.3	314,000	3.5	2,727,000	868.5
Industrial/catalog	1,689,000	14.1	1,584,000	17.8	105,000	6.6
Other	234,000	2.0	342,000	3.9	(108,000)	(31.6)
Total	$12,003,000	100.0%	$8,887,000	100.0%	$3,116,000	35.1%

	Six months ended June 30,
	2015		2014		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Retail customers	$12,316,000	55.3%	$11,938,000	73.0%	$378,000	3.2%
Automotive	6,137,000	27.6	610,000	3.7	5,527,000	906.1
Industrial/catalog	3,270,000	14.7	3,089,000	18.9	181,000	5.9
Other	534,000	2.4	725,000	4.4	(191,000)	(26.3)
Total	$22,257,000	100.0%	$16,362,000	100.0%	$5,895,000	36.0%

As illustrated in the table above, when comparing the three-month period ended June 30, 2015 to the same period in the prior year, the most significant factor contributing to Florida Pneumatic’s overall growth is the incremental automotive revenue generated by the ETI and UAT acquisitions consummated in July 2014. As a result of the ETI acquisition, Florida Pneumatic now markets the AIRCAT and NITROCAT line of pneumatic air tools, which are primarily targeted to the automotive markets. UAT, located in the United Kingdom, currently enables Florida Pneumatic the opportunity to expand its automotive line of air tools product line into Europe. Currently UAT focuses it sales efforts primarily in the United Kingdom and Ireland. Florida Pneumatic intends to expand UAT to other European countries; however no timetable has been established. With respect to Florida Pneumatic’s Retail customers, during the second quarter of 2015, there was a modest increase, when compared to the same period last year. Industrial/catalog revenue during the second quarter of 2015, was up slightly, compared to the same period in 2014. This increase was due to the sale of a specialty kit, which is not part of Florida Pneumatic’s core suite of products, without which Industrial/catalog revenue would have been down slightly. The Industrial/catalog market remains sluggish, most notably in aerospace and oil and gas exploration and production channels. We believe this weakness may continue. Florida Pneumatic’s Other revenue declined when compared to the same period in 2014, primarily due to Florida Pneumatic’s decision to place greater emphasis on expanding its other product lines.

When comparing the six-month periods ended June 30, 2015 and 2014, again the most significant factor contributing to Florida Pneumatic’s overall revenue increase is the result of its two acquisitions made during the third quarter of 2014. As discussed previously, both ETI and UAT focus their marketing efforts to the automotive sector. As a result, Florida Pneumatic’s Automotive revenue improved by more than $5.5 million during the first half of fiscal 2015, compared to the same period a year ago. When comparing the six-month periods ended June 30, 2015 and 2014, its Retail revenue improved a modest 3.2%, due in large part to greater sales to The Home Depot. Industrial/catalog revenue increased during the first six months of 2015, compared to the same period in 2014. This increase was due to the sale of a specialty kit, which is not part of Florida Pneumatic’s core suite of products, without which Industrial/catalog revenue would have been down slightly. The Industrial/catalog market remains sluggish, most notably in aerospace and oil and gas exploration and production channels.

	Three months ended June 30,
	2015		2014		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
ATP	$3,022,000	74.5%	$2,602,000	68.4%	$420,000	16.1%
Hy-Tech Machine	389,000	9.6	371,000	9.7	18,000	4.9
Major customer	535,000	13.2	787,000	20.7	(252,000)	(32.0)
Other	109,000	2.7	46,000	1.2	63,000	137.0
Total	$4,055,000	100.0%	$3,806,000	100.0%	$249,000	6.5%

	Six months ended June 30,
	2015		2014		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
ATP	$6,042,000	72.3%	$5,164,000	68.7%	$878,000	17.0%
Hy-Tech Machine	1,053,000	12.6	736,000	9.8	317,000	43.1
Major customer	1,088,000	13.0	1,488,000	19.8	(400,000)	(26.9)
Other	177,000	2.1	134,000	1.7	43,000	32.1
Total	$8,360,000	100.0%	$7,522,000	100.0%	$838,000	11.1%

Hy-Tech’s ATP second quarter 2015 revenue increased compared to the second quarter of 2014. Included in the second quarter of 2015 ATP revenue are sales of ATSCO product line pneumatic tools, which was acquired during the third quarter of 2014. Partially offsetting this increase was a decline in the sale of drilling motors and related parts and sockets, which we believe was due in large part to the down-turn in oil drilling and exploration. The ordering pattern from Hy-Tech’s Major customer continues to be erratic and unpredictable. We believe the reduction in orders from this customer is due to a decline in its international market. As such, we expect this unpredictability is likely to continue at least for the remainder of 2015. Hy-Tech’s Other revenue category, which focuses on specialty products manufactured for the mining, construction and industrial markets, improved primarily due to an increase in products shipped to power generation customers in Canada.

Hy-Tech’s ATP revenue for the six-month period ended June 30, 2015 improved when compared to the same period in 2014. The growth in ATP revenue attributable to ATSCO product sales were partially offset by declines in revenue of sockets and drilling motors and parts, as well as a net decline in non-ATSCO tools and parts revenue. We believe, among other factors, the reduction in the price of oil and other drilled resources is causing a slow-down in exploration, which in turn is negatively affecting Hy-Tech’s overall revenue. Until such time when major exploration and related activity levels return to more optimum levels, it is difficult to predict when this sector of the ATP category will improve. As such, Hy-Tech continues to pursue alternate markets and customers and focus on its ATSCO products releases. In line with the aforementioned, Hy-Tech increased its Hy-Tech Machine revenue when comparing the six-month periods ended June 30, 2015 and 2014 due to a large order shipped during the first quarter of 2015. Lastly, revenue from Hy-Tech’s Major customer during the six-month period ended June 30, 2015 declined when compared to the same period in 2014. As previously stated, we believe that this decline in orders from this customer is due to a slow-down in its international market, which services similar sectors, such as oil and gas exploration.

Hardware

Our Hardware segment, which currently consists of only Nationwide, generates revenue from the sale of Fence and gate hardware, OEM products and Patio hardware.

	Three months ended June 30,
	2015		2014		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Fence and gate hardware	$5,452,000	83.9%	$4,652,000	83.4%	$800,000	17.2%
OEM	567,000	8.7	474,000	8.5	93,000	19.6
Patio	483,000	7.4	449,000	8.1	34,000	7.6
Total	$6,502,000	100.0%	$5,575,000	100.0%	$927,000	16.6%

	Six months ended June 30,
	2015		2014		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Fence and gate hardware	$9,646,000	82.0%	$8,584,000	83.2%	$1,062,000	12.4%
OEM	1,209,000	10.2	873,000	8.5	336,000	38.5
Patio	914,000	7.8	859,000	8.3	55,000	6.4
Total	$11,769,000	100.0%	$10,316,000	100.0%	$1,453,000	14.1%

Fence and gate hardware continues to be Nationwide’s primary product line, accounting for 83.9% of its second quarter of 2015 revenue. Key drivers that impact Nationwide’s revenue are: (i) housing starts and (ii) renovation and remodeling. Both these drivers continue to improve in 2015, compared to 2014. As a result, Nationwide intends to continue its growth strategy in its Fence and gate hardware sector which is to focus on developing new, innovative fence and gate hardware products and related product accessories. In addition, Nationwide intends to continue its marketing efforts outside the United States. This strategy could however, in future periods impact the performance of Nationwide’s other product lines. The increase in Nationwide’s OEM products revenue is driven primarily by the addition of a new, lower margin customer that purchases pneumatic storm door closure kits. We expect the buying pattern of this new OEM customer to be sporadic throughout the year. The increase in Patio revenue is due primarily to increased activity in the sale of foreclosed home units occurring principally in Florida.

Nationwide, believes its increase in total revenue during the six-month period ended June 30, 2015, compared to the same period in 2014, is due primarily to an increase in both the number of housing starts and consumer spending in the remodeling and renovation sectors during the respective six-month periods. As Fence and gate hardware remains the primary product line marketed by Nationwide, its current business strategy is to focus on the development and marketing of its Fence and gate hardware business. The 38.5% increase in its OEM product line revenue is primarily due to Nationwide obtaining a new, low margin customer that purchases pneumatic storm door closing kits. Its year to date 2015 Patio revenue continues to be driven by new home construction, renovation and foreclosure market, primarily in Florida.

Gross Margins / Profits

	Three months ended June 30,				Increase (decrease)
	2015		2014		Amount		%
Florida Pneumatic	$4,227,000		$2,937,000		$1,290,000		43.9%
As percent of respective revenue		35.2%		33.0%	2.2	% pts
Hy-Tech	$1,604,000		$1,506,000		$98,000		6.5%
As percent of respective revenue		39.6%		39.6%	—	% Pts
Total Tools	$5,831,000		$4,443,000		$1,388,000		31.2%
As percent of respective revenue		36.3%		35.0%	1.3	% pts
Total Hardware	$2,588,000		$2,160,000		$428,000		19.8%
As percent of respective revenue		39.8%		38.7%	1.1	%pts
Consolidated	$8,419,000		$6,603,000		$1,816,000		27.5%
As percent of respective revenue		37.3%		36.1%	1.2	% pts

	Six months ended June 30,				Increase (decrease)
	2015		2014		Amount		%
Florida Pneumatic	$8,052,000		$5,563,000		$2,489,000		44.7%
As percent of respective revenue		36.2%		34.0%	2.2	% pts
Hy-Tech	$3,278,000		$3,030,000		$248,000		8.2%
As percent of respective revenue		39.2%		40.3%	(1.1	)% pts
Total Tools	$11,330,000		$8,593,000		$2,737,000		31.9%
As percent of respective revenue		37.0%		36.0%	1.0	% pts
Total Hardware	$4,608,000		$4,045,000		$563,000		13.9%
As percent of respective revenue		39.2%		39.2%	—	% pts
Consolidated	$15,938,000		$12,638,000		$3,300,000		26.1%
As percent of respective revenue		37.6%		37.0%	0.6	% pts

Tools

Florida Pneumatic’s expanded automotive product line, which now includes the AIRCAT and NITROCAT suite of pneumatic power tools, plus slightly higher gross margins generated at its overseas UAT subsidiary are the significant factors contributing to Florida Pneumatic’s second quarter of 2015 gross margin improvement over the same period a year ago. However, its Retail gross margin for the second quarter of 2015 compared to the same period in 2014 declined slightly, due primarily to product mix. Further, due to a lower margin special order, our Industrial/catalog gross margin during the second quarter of 2015 was down from the same period in the prior year. Hy-Tech’s gross margin this quarter is the same as in the second quarter last year. We continue the process of incorporating the ATSCO suite of products into Hy-Tech’s Cranberry PA manufacturing facility; however, it is difficult to predict exactly when the entire suite can be produced. During this process we anticipate gross margins should improve as Hy-Tech’s overhead absorption should increase.

Florida Pneumatic’s gross margin during the six-month period ended June 30, 2015 improved 2.2 percentage points over the same period in the prior year due primarily to the additional $5.5 million of Automotive sales, which generate slightly higher gross margins than Florida Pneumatic’s historical average. However, this improvement was somewhat offset by slight gross margin declines from its Retail and Industrial/catalog product lines, due primarily to product and or customer mix. Hy-Tech’s gross margin during the first six months of 2015, compared to the same period a year ago, is down slightly, due in large part to the non-productive labor used to close and relocate ATSCO’s manufacturing equipment and inventory from Mentor, Ohio into Hy-Tech’s existing facility in Cranberry, PA during the first quarter of 2015. However, as the manufacturing of the acquired ATSCO product line becomes more efficient, we anticipate that gross margins will improve.

Hardware

Despite encountering on-going competitive pricing pressure in its Fence and gate hardware, and Patio product lines, as well as a servicing a new, low margin OEM customer, Nationwide’s second quarter 2015 gross margin increased, when compared to the same period in 2014. Within Nationwide, Fence and gate hardware generate the highest gross margins, followed by OEM, then Patio. As such, the key driver to the higher overall gross margin during the second quarter of 2015, compared to the same period in 2014 is the additional, higher margin Fence and gate hardware revenue. However, as Nationwide has decided to service the lower margin OEM customer, it is possible that its OEM gross margins may be less, when compared to the same period in prior years, which in turn could negatively affect its overall gross margin.

Nationwide’s overall gross margin for the six-month periods ended June 30, 2015 and 2014 were the same. While its gross margin for the second quarter of 2015 reflected improvement over its first quarter of 2015, it is difficult to predict future results. Nationwide intends to continue its current strategy, which is to expand the development of new products for its Fence and gate hardware product line and to continue its growth into new or expanded locations.

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

During the second quarter of 2015, our SG&A was $6,452,000 or 28.6% of revenue, compared to $5,556,000, or 30.4% of revenue during the same three-month period in 2014. Significant items contributing to the change in SG&A are: (i) our depreciation and amortization increased by $284,000, when comparing the three-month periods ended June 30, 2015 and 2014, most of which is attributable to the three acquisitions completed during the third quarter of 2014; (ii) as the result of the increased revenue our incremental variable costs and expenses, which includes among other expenses, commissions, warranty costs, freight out and advertising/promotional fees, increased by $310,000 during the second quarter of 2015, compared to the same period in the prior year; (iii) when comparing the second quarter of 2015 to the same period in 2014, our bad debt expense increased $135,000, primarily the result of adjustments recorded in the second quarter of 2014 that lowered our bad debt expense; (iv) compensation, which is comprised of base salaries and wages, accrued performance-based bonus incentives, associated payroll taxes and employee benefits, increased $264,000, with the majority of this increase due to the added staffing resulting from the three acquisitions; and (v) our professional services decreased $95,000, primarily due to expenses incurred in 2014 related to the three 2014 acquisitions not recurring in 2015.

During the six-month period ended June 30, 2015, our SG&A was $12,548,000, or 29.6% of revenue, compared to $10,783,000, or 31.5% of revenue during the six-month period in 2014. Significant elements of this change are: (i) depreciation and amortization increased by $554,000, most of which is attributable to the assets acquired; (ii) incremental variable costs and expenses increased $454,000, due in large part to the added revenue in 2015; (iii) compensation expenses increased $534,000, due mostly to additional staffing resulting from the three acquisitions plus slightly higher, performance–based bonus incentives; (iv) bad debt expenses increased $152,000, due primarily to adjustments made during the second quarter of 2014, which lowered our bad debt expense, and (v) our professional fees and corporate expenses, in the aggregate declined $80,000.

Interest

Our interest expense during the second quarter of 2015 was $201,000, compared to $88,000 for the same period in the prior year. The most significant factor affecting interest expense was the financing of the three acquisitions completed during the third quarter of 2014. The average balance of short-term borrowings during the second quarter of 2015 was $17,430,000, compared to $1,500,000 during the same three-month period in 2014. As a result of the aforementioned acquisitions, interest expense incurred on our Revolver borrowings during the second quarter of 2015 was $117,000, compared to $8,000 during the second quarter of 2014. Interest expense on our Long-term borrowings was $55,000, compared to $58,000 during the same three-month period in 2014. Included in our interest expense for the three-month periods ended June 30, 2015 and 2014 is amortization expense of debt financing costs of $28,000 and $22,000, respectively. An increase in the applicable loan margins that are added to both our LIBOR (London InterBank Offered Rate) or Base Rate, as defined in the Credit Agreement borrowings, also negatively impacted our interest expense. (See Liquidity and Capital Resources for further discussion.)

Our interest expense during the six-month period ended June 30, 2015 was $393,000, compared to $177,000 for the same period in the prior year. The most significant factor affecting interest expense was the financing of the three acquisitions completed during the third quarter of 2014. The average balance of short-term borrowings during the first two quarters of 2015 was $15,446,000, compared to $1,309,000 during the same six-month period in 2014. As a result, interest expense incurred on our Revolver borrowings was $202,000, compared to $17,000, respectively for six-month periods ended June 30, 2015 and 2014. Interest expense incurred during these six-month periods on our Long-term borrowings was $133,000, compared to $116,000, respectively. Lastly, included in our six-month interest expense is amortization expense of debt financing costs of $55,000 in 2015 and $43,000 in 2014. An increase in the applicable loan margins that are added to both our LIBOR (London InterBank Offered Rate) or Base Rate, as defined in the Credit Agreement borrowings, also negatively impacted our interest expense. (See Liquidity and Capital Resources for further discussion.)

Other Income

In connection with the UAT acquisition, there was the possibility that we could pay as additional consideration to the former shareholders of UAT (the “Sellers”) up to a maximum of £250,000 (“contingent consideration”), should UAT’s net earnings, during the period from date of acquisition, July 29, 2014 through the first anniversary date, July 29, 2015, after adjusting for among other things, interest, taxes, depreciation and amortization (“adjusted net income”) exceed a minimum threshold. At the time of the acquisition we believed, based on a range of possible outcomes that it was more likely than not that UAT would achieve the amount of adjusted net income that would entitle the Sellers to the maximum amount, and accordingly recorded a $425,000 obligation as contingent consideration (£250,000 at the then foreign exchange rate). Further, we anticipated that for the twelve-month period ending July 29, 2015, a disproportionate amount of UAT’s adjusted net income would likely be attained primarily during the period beginning late first quarter 2015 through July 29, 2015. However, we now estimate that the adjusted net income for the year ending July 29, 2015 will result in the contingent consideration payable to the Sellers to be approximately $224,000. As such, we have adjusted our estimate of the payment of this contingent consideration payable to the Sellers and have recorded $201,000 as Other Income. It should be noted that this income is not subject to federal or state income tax.

Income Taxes

At the end of each interim reporting period, we estimate the effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision on a year-to-date basis and may change in subsequent interim periods. Our effective tax rate for the three and six-months ended June 30, 2015 were 33.3% and 34.6%, respectively, compared to 40.4% and 38.4%, respectively, for the three and six-month periods ended June 30, 2014. Non-taxable income related to the contingent consideration adjustment of approximately $201,000 is the primary factor for the lower effective tax rate for the three and six-month periods ended June 30, 2015, compared to the same periods in 2014. Additionally, the effective tax rate for all periods differed from the U.S. federal statutory rate of 34% primarily due to state taxes and nondeductible expenses.

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

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	June 30, 2015	December 31, 2014
Working Capital	$17,169,000	$13,927,000
Current Ratio	1.71 to 1	1.59 to 1
Shareholders’ Equity	$42,269,000	$39,991,000

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

The balance of Revolver borrowings outstanding was $14,916,000 and $11,817,000, at June 30, 2015 and December 31, 2014, respectively. Applicable Margins added to Revolver borrowings at LIBOR and the Base Rate at June 30, 2015 were 2.50% and 1.50%, respectively and were 2.25% and 1.25%, respectively at December 31, 2014.

The Restated Loan Agreement provided for a Term Loan B, pursuant to which we borrowed the maximum principal amount of $3,000,000 as part of the ATSCO acquisition. This Term Loan B was to be repaid in 36 consecutive monthly payments of $83,000, with an additional mandatory repayment each year equal to 50% of the Company’s Excess Cash Flow (as defined in the Restated Loan Agreement) for such year, if any. As the result, of our determination of the Excess Cash Flow for the year ended December 31, 2014, in April 2015, we repaid $2,417,000, which was the balance of the Term Loan B at March 31, 2015, with funds available from our Revolver. In accordance with the Terms set forth in the Restated Loan Agreement, funds cannot be re-borrowed from this Term Loan B.

Additionally, we borrowed $380,000 and $519,000 in March 2012 and September 2012, respectively, as loans primarily for machinery and equipment (“Capex Term Loans”). Currently, the maximum amount we can borrow as a Capex Term Loan is $2,123,000. As such, if necessary, we could borrow an additional $1,224,000, under the terms of the current credit facility. Repayment of the two Capex Term Loans is based on sixty-month amortization periods, resulting in repayments of approximately $6,000 and $9,000, respectively. Applicable Margins added to these Capex Term Loans at June 30, 2015 and December 31, 2014 were 3.0% and 2.0%, respectively, for borrowings at LIBOR and the Base Rate. Once repaid, funds cannot be re-borrowed from this portion of the Restated Loan Agreement.

Cash flows

During the six-month period ended June 30, 2015, our net cash decreased $146,000 to $865,000 from $1,011,000 at December 31, 2014.   Our total bank debt at June 30, 2015 was $21,590,000, compared to $21,387,000 at December 31, 2014. Our revolver borrowings increased approximately $3.1 million, due primarily to make the required payment toward our Term Loan B, which was discussed above. The aforementioned also contributed to the increase in the percent of the total debt to total book capitalization (total debt divided by total debt plus equity), which at June 30, 2015 was 33.9%, compared to 34.9%, at December 31, 2014. During the remainder of 2015, as we generate cash from operations, barring unexpected events, we believe that our short-term borrowings should decline to amounts below December 31, 2014 levels.

Our capital spending was $372,000 for the six-month period ended June 30, 2015, compared to $446,000 during the same period in the prior year.  Capital expenditures for the balance of 2015 are expected to be approximately $500,000, some of which may be financed through our credit facilities or financed through independent third party financial institutions. The remaining 2015 capital expenditures will primarily be for expansion of existing product lines and replacement of equipment.

Customer concentration

Within our Tools segment we have two retail customers that account for 6.2% and 36.8%, respectively of our consolidated accounts receivable at June 30, 2015, and 17.7% and 25.6% at December 31, 2014. To date, these customers, with minor exceptions, are current in their payments. Further, these two customers in the aggregate, accounted for 31.2% and 29.1%, of our consolidated revenue for the three and six-month periods ended June 30, 2015, compared to 36.4% and 34.9% during the same three and six-month periods in 2014.

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

Item 3.             Quantitative And Qualitative Disclosures About Market Risk

Not required.

Item 4.             Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's CEO and CFO, evaluated, as of June 30, 2015, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of June 30, 2015, the Company’s management, including its CEO and CFO, concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

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

P&F INDUSTRIES, INC.
(Registrant)

/s/ JOSEPH A. MOLINO, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: August 14, 2015	(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit

10.1	Executive Employment Agreement, dated as of January 1, 2015, between the Registrant and Joseph A. Molino, Jr. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 2, 2015).

31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

32.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	* Interactive Data

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

