Form 10-Q
period 2015-09-30
P&F INDUSTRIES INC
filed 2015-11-13
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

As of November 6, 2015 there were 3,616,870 shares of the registrant’s Class A Common Stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

ii

PART I - FINANCIAL INFORMATION

Item 1.                Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS

Cash	$1,682,000	$1,011,000
Accounts receivable — net	11,061,000	9,547,000
Inventories	24,252,000	24,335,000
Deferred income taxes — net	1,149,000	1,149,000
Prepaid expenses and other current assets	1,452,000	1,529,000
TOTAL CURRENT ASSETS	39,596,000	37,571,000

PROPERTY AND EQUIPMENT
Land	1,550,000	1,550,000
Buildings and improvements	7,724,000	7,683,000
Machinery and equipment	21,288,000	20,460,000
	30,562,000	29,693,000
Less accumulated depreciation and amortization	20,145,000	19,101,000
NET PROPERTY AND EQUIPMENT	10,417,000	10,592,000

GOODWILL	12,032,000	11,980,000

OTHER INTANGIBLE ASSETS — net	11,451,000	12,437,000

OTHER ASSETS — net	355,000	514,000

TOTAL ASSETS	$73,851,000	$73,094,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES

Short-term borrowings	$11,461,000	$11,817,000
Accounts payable	4,218,000	3,160,000
Accrued liabilities	5,280,000	5,500,000
Current maturities of long-term debt	494,000	3,167,000
TOTAL CURRENT LIABILITIES	21,453,000	23,644,000

Long–term debt, less current maturities	6,122,000	6,493,000
Deferred tax liabilities - net	2,788,000	2,720,000
Other liabilities	233,000	246,000

TOTAL LIABILITIES	30,596,000	33,103,000

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued – 4,170,000 at September 30, 2015 and 4,139,000 at December 31, 2014	4,170,000	4,139,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	12,840,000	12,695,000
Retained earnings	31,094,000	27,951,000
Treasury stock, at cost – 554,000 shares at September 30, 2015 and December 31, 2014	(4,566,000)	(4,566,000)
Accumulated other comprehensive loss	(283,000)	(228,000)

TOTAL SHAREHOLDERS’ EQUITY	43,255,000	39,991,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$73,851,000	$73,094,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

	Three months		Nine months
	ended September 30,		ended September 30,
	2015	2014	2015	2014

Net revenue	$21,678,000	$22,932,000	$64,064,000	$57,132,000
Cost of sales	13,813,000	14,904,000	40,261,000	36,466,000
Gross profit	7,865,000	8,028,000	23,803,000	20,666,000
Selling, general and administrative expenses	5,962,000	6,438,000	18,510,000	17,221,000
Operating income	1,903,000	1,590,000	5,293,000	3,445,000
Other expense (income)	75,000	---	(126,000)	---
Interest expense	173,000	158,000	566,000	335,000
Income before income taxes	1,655,000	1,432,000	4,853,000	3,110,000
Income tax expense	605,000	616,000	1,710,000	1,260,000
Net income	$1,050,000	$816,000	$3,143,000	$1,850,000

Basic earnings per share	$0.29	$0.22	$0.87	$0.50

Diluted earnings per share	$0.28	$0.20	$0.84	$0.47

Weighted average common shares outstanding:

Basic	3,616,000	3,792,000	3,604,000	3,737,000

Diluted	3,792,000	3,968,000	3,764,000	3,917,000

Net income	$1,050,000	$816,000	$3,143,000	$1,850,000
Other comprehensive loss-foreign currency translation adjustment	(99,000)	(63,000)	(55,000)	(63,000)
Total comprehensive income	$951,000	$753,000	$3,088,000	$1,787,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

		Class A Common Stock, $1 Par		Additional Paid-in	Retained	Treasury stock		Accumulated other comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss

Balance, January 1, 2015	$39,991,000	4,139,000	$4,139,000	$12,695,000	$27,951,000	(554,000)	$(4,566,000)	$(228,000)
Net income	3,143,000	—	—	—	3,143,000	—	—	—
Exercise of stock options	73,500	23,500	23,500	50,000	—	—	—	—
Restricted common stock compensation	30,500	7,500	7,500	23,000	—	—	—	—
Stock-based compensation	72,000	—	—	72,000	—	—	—	—
Foreign currency translation adjustment	(55,000)	—	—	—	—	—	—	(55,000)
Balance, September 30, 2015	$43,255,000	4,170,000	$4,170,000	$12,840,000	$31,094,000	(554,000)	$(4,566,000)	$(283,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months
	ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$3,143,000	$1,850,000

Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash charges:
Depreciation and amortization	1,279,000	1,137,000
Amortization of other intangible assets	971,000	361,000
Amortization of debt issue costs	83,000	67,000
Provision for (recovery of) losses on accounts receivable - net	22,000	(107,000)
Stock-based compensation	72,000	182,000
Restricted stock-based compensation	30,000	21,000
Loss on sale of fixed assets	5,000	7,000
Deferred income taxes	72,000	1,079,000
Fair value reduction in contingent consideration	(126,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,548,000)	(3,824,000)
Inventories	(6,000)	1,671,000
Prepaid expenses and other current assets	76,000	(376,000)
Other assets	76,000	54,000
Accounts payable	1,064,000	1,212,000
Accrued liabilities	(86,000)	(214,000)
Other liabilities	(13,000)	(12,000)
Total adjustments	1,971,000	1,258,000
Net cash provided by operating activities	5,114,000	3,108,000

See accompanying notes to consolidated financial statements (unaudited).

  P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months
	ended September 30,
	2015	2014
Cash Flows from Investing Activities:
Capital expenditures	(1,144,000)	(713,000)
Proceeds from disposal of assets	31,000	8,000
Purchase of net assets Air Tool Service Company	—	(7,559,000)
Purchase of Exhaust Technologies, Inc.	—	(10,377,000)
Purchase of Universal Air Tool Company Limited, net of cash acquired of $14,000	—	(1,701,000)
Net cash used in investing activities	(1,113,000)	(20,342,000)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	73,000	741,000
Proceeds from short-term borrowings	55,827,000	66,166,000
Repayments of short-term borrowings	(56,182,000)	(52,107,000)
Repayments of term loans	(3,012,000)	(428,000)
Proceeds from term loan	—	3,000,000
Bank financing costs	—	(65,000)
Repayments of notes payable	(30,000)	—
Net cash (used in) provided by financing activities	(3,324,000)	17,307,000
Effect of exchange rate changes on cash	(6,000)	18,000
Net increase in cash	671,000	91,000
Cash at beginning of period	1,011,000	413,000
Cash at end of period	$1,682,000	$504,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$492,000	$236,000
Income taxes	$1,149,000	$126,000

Supplemental disclosures of non-cash investing and financing activities:
Contingent consideration on acquisition	$—	$425,000
Exchange of property and equipment	$64,000	$—

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the management of the Company, as defined below, these unaudited consolidated financial statements include all adjustments necessary to present fairly the information set forth therein. All such adjustments are of a normal recurring nature. Results for interim periods are not necessarily indicative of results to be expected for a full year.

The consolidated balance sheet information as of December 31, 2014 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”). The interim financial statements contained herein should be read in conjunction with the 2014 Form 10-K.

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

Principles of Consolidation

The unaudited consolidated financial statements contained herein include the accounts of P&F Industries, Inc. and its subsidiaries, (“P&F” or the “Company”). All significant intercompany balances and transactions have been eliminated. Certain amounts in the consolidated financial statements have been reclassified to conform to classifications used in the current period.

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

Hy-Tech manufactures and distributes its own line of industrial pneumatic tools. Hy-Tech also produces and markets impact wrenches, grinders, drills, and motors. Further, it also manufactures tools to customer specifications. Its customers include refineries, chemical plants, power generation facilities, heavy construction enterprises, oil and gas and mining companies. In addition, Hy-Tech manufactures an extensive line of pneumatic tool replacement parts that are sold to original equipment manufacturers (“OEMs”). It also manufactures and distributes high pressure stoppers for hydrostatic testing fabricated pipe, gears, sprockets, splines and racks and produces a line of siphons.

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

Recently issued Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). ASU 2015-16 requires an acquirer in a business combination to recognize adjustments to the provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is also required to either present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amounts recorded in the current-period earnings by line item that would have been recorded in previous periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Under current U.S. GAAP, the acquirer is required to retrospectively adjust provisional amounts recognized at the acquisition date with a corresponding adjustment to goodwill. ASU 2015-16 is effective for annual periods beginning after December 31, 2015, with early application permitted, and shall apply to adjustments to provisional amounts that occur after the effective date. The Company is currently assessing the impact the adoption of ASU 2015-16 will have on future financial statements and related disclosures.

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

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), in order to simplify the presentation of debt issuance costs. The ASU requires debt issuance costs to be presented on the balance sheet as a direct deduction from the related debt liability rather than an asset. ASU 2015-03 is effective for public companies for annual periods beginning after December 15, 2015, and interim periods thereafter, with early adoption permitted. The guidance also requires retrospective application to all prior periods presented. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements. However, in August 2015, the FASB issued Accounting Standards Update 2015-15, Interest—Imputation of Interest (Subtopic 835-30) “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit” (“ASU 2015-15”). ASU 2015-15 clarifies that the SEC Staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

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

Universal Air Tool Company Limited

On July 29, 2014, the Company acquired all of the outstanding shares of UAT, a distributor of pneumatic tools. UAT, which is located in High Wycombe, England, markets pneumatic tools to the automotive market sector primarily in the United Kingdom and Ireland. The purchase price for this acquisition consisted of approximately $1,947,000 in cash, net of a post-closing working capital adjustment. As part of this transaction, there was the possibility that the Company could pay as additional consideration (“contingent consideration”), to the former shareholders of UAT (the “Sellers”) up to a maximum of £250,000 should UAT’s net earnings during the period from date of acquisition through the first anniversary date, July 29, 2015, after adjusting for among other things, interest, taxes, depreciation and amortization (“adjusted net income”) exceed a minimum threshold. At the time of the acquisition, the Company believed, based on a range of possible outcomes, that it was more likely than not that UAT would achieve the amount of adjusted net income that would entitle the Sellers to the maximum amount, and accordingly recorded a $425,000 obligation as contingent consideration (£250,000 at the then foreign exchange rate). Based upon projected results, at June 30, 2015, the Company adjusted the estimated contingent consideration payable to the Sellers to $224,000. Subsequently, the Company and the Sellers agreed that the contingent consideration payable to the Sellers shall be £193,435, or approximately $299,000. As a result, the Company adjusted the contingent consideration payable to $299,000, and recognized $75,000 as Other Expense in the three-month period ended September 30, 2015. The $299,000 agreed upon amount was paid to the Sellers in October 2015.

 Air Tool Service Company

On August 13, 2014, a newly formed wholly owned subsidiary of Hy-Tech, acquired substantially all of the assets comprising the business of ATSCO, an Ohio based corporation engaged in the design, manufacture and distribution of pneumatic tools and parts. The purchase price consisted of approximately $7,659,000 in cash and the assumption of certain liabilities, and is subject to a post-closing working capital adjustment. The Company is still seeking to reach agreement with the seller of the ATSCO assets on the matter of the post-closing working capital adjustment, among other things.

All three acquisitions are included as a part of the Company’s Tool segment. ETI and UAT have been integrated into the business operations of Florida Pneumatic, and ATSCO has been integrated into the business operations of Hy-Tech since their respective dates of acquisition. As such, it is impracticable to determine the specific revenue and earnings directly attributable to any of the acquired businesses.

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

	Three months ended September 30, 2014 (Unaudited)	Nine months ended September 30, 2014 (Unaudited)
Revenue	$23,500,000	$65,452,000
Net income	$805,000	$2,845,000
Earnings per share - basic	$0.21	$0.76
Earnings per share - diluted	$0.20	$0.73

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

The following table sets forth the elements of basic and diluted earnings per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator for basic and diluted earnings per common share:

Net income	$1,050,000	$816,000	$3,143,000	$1,850,000

Denominator:
For basic earnings per share - weighted average common shares outstanding	3,616,000	3,792,000	3,604,000	3,737,000
Dilutive securities (1)	176,000	176,000	160,000	180,000
For diluted earnings per share - weighted average common shares outstanding	3,792,000	3,968,000	3,764,000	3,917,000

(1)     Dilutive securities consist of “in the money” stock options.

 At September 30, 2015 and 2014 and during the nine-month periods ended September 30, 2015 and 2014, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying common stock for the period. These options are anti-dilutive and are excluded from the computation of diluted earnings per share. The weighted average of anti-dilutive stock options outstanding was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Weighted average antidilutive stock options outstanding	88,000	184,000	150,000	232,000

NOTE 4 - STOCK-BASED COMPENSATION

During the three and nine-month periods ended September 30, 2015, the Company did not grant any Common Stock options.

The following is a summary of the changes in outstanding options during the nine-month period ended September 30, 2015:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2015	505,000	$6.51	4.8	$1,232,000
Granted	—	—		—
Exercised	(23,500)	3.11
Forfeited	—	—
Expired	(22,500)	16.68
Outstanding, September 30, 2015	459,000	$6.19	4.2	$1,720,000

Vested, September 30, 2015	435,160	$6.08	4.0	$1,687,000

 The following is a summary of changes in non-vested options for the nine months ended September 30, 2015:

	Option Shares	Weighted Average Grant-Date Fair Value
Non-vested options, January 1, 2015	61,006	$6.14
Granted	---
Vested	(37,166)	$5.76
Forfeited	---
Non-vested options, September 30, 2015	23,840	$6.72

The number of shares of Common Stock available for issuance under the 2012 Stock Incentive Plan (the “2012 Plan”) as of September 30, 2015 was 183,267. At September 30, 2015, there were 113,500 options outstanding issued under the 2012 Stock Incentive Plan and 345,500 options outstanding issued under the 2002 Stock Incentive Plan.

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

 NOTE 5 - ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	September 30, 2015	December 31, 2014
Accounts receivable	$11,229,000	$9,693,000
Allowance for doubtful accounts	(168,000)	(146,000)
	$11,061,000	$9,547,000

NOTE 6 - INVENTORIES

Inventories consist of:

	September 30, 2015	December 31, 2014
Raw material	$2,354,000	$2,014,000
Work in process	1,450,000	1,433,000
Finished goods	20,448,000	20,888,000
	$24,252,000	$24,335,000

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by segment are as follows:

	Consolidated	Tools	Hardware
Balance, January 1, 2015	$11,980,000	$10,107,000	$1,873,000
Adjustment to Acquisition of ATSCO	62,000	62,000	—
Currency translation adjustments	(10,000)	(10,000)	—
Balance, September 30, 2015	$12,032,000	$10,159,000	$1,873,000

Other intangible assets were as follows:

	September 30, 2015			December 31, 2014
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships (1)	$13,192,000	$5,178,000	$8,014,000	$13,194,000	$4,551,000	$8,643,000
Trademarks and trade names (1)	2,025,000	—	2,025,000	2,035,000	—	2,035,000
Engineering drawings	410,000	149,000	261,000	410,000	120,000	290,000
Licensing	305,000	279,000	26,000	305,000	235,000	70,000
Non-compete agreements (1)	365,000	112,000	253,000	368,000	41,000	327,000
Patents	1,205,000	333,000	872,000	1,205,000	133,000	1,072,000
Totals	$17,502,000	$6,051,000	$11,451,000	$17,517,000	$5,080,000	$12,437,000

(1)	A portion of these intangibles are maintained in a foreign currency, and are therefore subject to foreign exchange rate fluctuations.

Amortization expense for intangible assets subject to amortization was as follows:

Three months ended September 30,		Nine months ended September 30,
2015	2014	2015	2014
$324,000	$245,000	$971,000	$361,000

The weighted average amortization period for intangible assets was as follows:

	September 30, 2015	December 31, 2014
Customer relationships	10.2	10.9
Engineering drawings	8.7	9.2
Licensing	0.5	1.2
Non-compete agreements	2.9	3.6
Patents	5.8	6.1

Amortization expense for each of the next five years and thereafter is estimated to be as follows:

2016	$1,263,000
2017	1,178,000
2018	981,000
2019	954,000
2020	809,000
Thereafter	4,241,000
Total	$9,426,000

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

The balance of Revolver borrowings outstanding was $11,461,000 and $11,817,000, at September 30, 2015 and December 31, 2014, respectively. Applicable Margins added to Revolver borrowings at LIBOR and the Base Rate at September 30, 2015 and December 31, 2014 were 2.25% and 1.25%, respectively. During the nine-month period ended September 30, 2015, the Applicable Margin rates for LIBOR borrowings and Base Rate borrowings ranged from 2.25% to 2.50% and 1.25% and 1.50%, respectively, compared to 1.50% to 2.00% and 0.50% to 1.00%, respectively, for the same nine-month period in 2014.

LONG-TERM

The Restated Loan Agreement provides for Term Loan A, which is secured by mortgages on the Real Property, accounts receivable, inventory and equipment.  Term Loan A borrowings can be at either LIBOR, or at the Base Rate, as defined in the Restated Loan Agreement, or a combination of the two plus the Applicable Margins, which for LIBOR and Base Rate borrowings at September 30, 2015 and December 31, 2014 were 3.0% and 2.0%, respectively.

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

The Company borrowed $380,000 and $519,000 in March 2012 and September 2012, respectively, as loans primarily for machinery and equipment (“Capex Term Loans”). Applicable Margins added to these Capex Term Loans at September 30, 2015 and December 31, 2014 were 3.00% and 2.00%, for borrowings at LIBOR and the Base Rate, respectively.

Long-term debt:

	September 30, 2015	December 31, 2014
Term Loan A - $23,000 payable monthly January 2013 through December 2017, balance due December 19, 2017.	$6,230,000	$6,440,000
Term Loan B - $83,000 payable monthly September 2014 through March 2015.	—	2,667,000
Capex Term Loan - $6,000 payable monthly May 2012 through April 2017.	121,000	178,000
Capex Term Loan - $9,000 payable monthly October 2012 through September 2017.	208,000	285,000
Other	57,000	90,000
	6,616,000	9,660,000
Less: current maturities	494,000	3,167,000
	$6,122,000	$6,493,000

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

NOTE 9 - RELATED PARTY TRANSACTIONS

The president of one of the Company’s subsidiaries is part owner of one of the subsidiary’s vendors. During the three and nine-month periods ended September 30, 2015; the Company purchased approximately $154,000 and $477,000, respectively, of product from this vendor. During the three and nine-month periods ended September 30, 2014, the Company purchased approximately $254,000 and $672,000, respectively, of product from this vendor. At September 30, 2015 and December 31, 2014, the Company had trade payables to this vendor of $67,000 and $103,000, respectively. Additionally, during the three and nine-month periods ended September 30, 2015 the Company recorded sales to this vendor of $2,000 and $7,000, respectively, compared to $11,000 and $22,000 for the three and nine-month periods ended September 30, 2014.

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

As of and for the three months ended September 30, 2015	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$21,678,000	$15,924,000	$5,754,000

Segment operating income	$3,060,000	$1,947,000	$1,113,000
General corporate expense	(1,157,000)
Other expense	(75,000)
Interest expense	(173,000)
Income before income taxes	$1,655,000

Segment assets	$71,608,000	$60,688,000	$10,920,000
Corporate assets	2,243,000
Total assets	$73,851,000

Long-lived assets, including $52,000 at corporate	$33,900,000	$29,338,000	$4,510,000

As of and for the three months ended September 30, 2014	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$22,932,000	$17,865,000	$5,067,000

Segment operating income	$3,217,000	$2,201,000	$1,016,000
General corporate expense	(1,627,000)
Interest expense	(158,000)
Income before income taxes	$1,432,000

Segment assets	$77,023,000	$65,054,000	$11,969,000
Corporate assets	2,344,000
Total assets	$79,367,000

Long-lived assets, including $55,000 at corporate	$35,470,000	$30,815,000	$4,600,000

As of and for the nine months ended September 30, 2015	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$64,064,000	$46,541,000	$17,523,000

Segment operating income	$9,352,000	$5,888,000	$3,464,000
General corporate expense	(4,059,000)
Other income	126,000
Interest expense	(566,000)
Income before income taxes	$4,853,000

As of and for the nine months ended September 30, 2014	Consolidated	Tools	Hardware

Revenues from unaffiliated customers	$57,132,000	$41,749,000	$15,383,000

Segment operating income	$8,112,000	$4,887,000	$3,225,000
General corporate expense	(4,667,000)
Interest expense	(335,000)
Income before income taxes	$3,110,000

Revenue and long-lived assets by geographic region were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue:
North America	$20,508,000	$22,132,000	$60,554,000	$55,785,000
Europe	900,000	690,000	2,712,000	843,000
All Other	270,000	110,000	798,000	504,000
Total Revenue	$21,678,000	$22,932,000	$64,064,000	$57,132,000

Long-Lived Assets:
North America			$32,802,000	$34,094,000
Europe			1,098,000	1,376,000
Total Long-Lived Assets			$33,900,000	$35,470,000

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

Hy-Tech manufactures and distributes its own line of industrial pneumatic tools. Hy-Tech also produces and markets impact wrenches, grinders, drills, and motors. Further, it also manufactures tools to customer specifications. Its customers include refineries, chemical plants, power generation facilities, heavy construction enterprises, oil and gas and mining companies. In addition, Hy-Tech manufactures an extensive line of pneumatic tool replacement parts that are sold to original equipment manufacturers (“OEMs”). It also manufactures and distributes high pressure stoppers for hydrostatic testing fabricated pipe, gears, sprockets, splines and racks and produces a line of siphons.

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

 Overview

During the third quarter of 2015, our results of operations were impacted by a number of factors, some of which were:

•	the positive impact on revenue and earnings provided by the three acquisitions completed during the third quarter of 2014;

•	the on-going slow-down in oil and gas exploration and extraction continues to negatively impact our Tools segment;

•	Nationwide’s continued benefit from increased activity in residential construction and the renovation and remodeling markets; and

•	Final adjustment and settlement of contingent consideration payable to the former shareholders of UAT, resulting in Other expense of $75,000.

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

Operating Measures

Key operating measures we use to manage our operating segments are: orders; shipments; development of new products; customer retention; inventory levels and productivity. These measures are recorded and monitored at various intervals, including daily, weekly and monthly. To the extent these measures are relevant they are discussed in the detailed sections below for each operating segment.

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

RESULTS OF OPERATIONS

Unless otherwise discussed elsewhere in the Management’s Discussion and Analysis (“MD&A”) section, we believe that our relationships with our key customers remain satisfactory. For 2015, we have elected not to sell certain promotional-type products to Sears, which we did sell to Sears during 2014. Revenue from Sears is included in Florida Pneumatic’s Retail category. This decision will result in a reduction of approximately $3 million of Sears’ revenue during 2015. Other than the aforementioned, there were no major trends or uncertainties that had, or we could reasonably expect could have, a material impact on our revenue. Further, other than the three acquisitions that occurred during the third quarter of 2014, there was no unusual or infrequent event, transaction or any significant economic change that materially affected our results of operations. However, we believe that the on-going slowdown in the global oil and gas extraction and exploration sector continues to negatively impact our results for the three and nine-month periods ended September 30, 2015.

The table below provides an analysis of our net revenue for the three and nine-month periods ended September 30, 2015 and 2014:

 Revenue

	Three months ended September 30,
			Increase (decrease)
	2015	2014	$	%
Tools
Florida Pneumatic	$11,729,000	$13,973,000	$(2,244,000)	(16.1)%
Hy-Tech	4,195,000	3,892,000	303,000	7.8
Tools Total	15,924,000	17,865,000	(1,941,000)	(10.9)

Hardware
Hardware Total	5,754,000	5,067,000	687,000	13.6

Consolidated	$21,678,000	$22,932,000	$(1,254,000)	(5.5)%

	Nine months ended September 30,
			Increase (decrease)
	2015	2014	$	%
Tools
Florida Pneumatic	$33,986,000	$30,335,000	$3,651,000	12.0%
Hy-Tech	12,555,000	11,414,000	1,141,000	10.0
Tools Total	46,541,000	41,749,000	4,792,000	11.5

Hardware
Hardware Total	17,523,000	15,383,000	2,140,000	13.9

Consolidated	$64,064,000	$57,132,000	$6,932,000	12.1%

Tools

Florida Pneumatic markets its air tool products to three primary sectors within the pneumatic tool market; retail, Industrial/catalog and the automotive market. It also generates revenue from its Berkley products line as well as a line of air filters and other OEM parts (“Other”).

	Three months ended September 30,
	2015		2014		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Retail customers	$7,035,000	60.0%	$9,339,000	66.8%	$(2,304,000)	(24.7)%
Automotive	2,982,000	25.4	2,652,000	19.0	330,000	12.4
Industrial/catalog	1,412,000	12.0	1,591,000	11.4	(179,000)	(11.3)
Other	300,000	2.6	391,000	2.8	(91,000)	(23.3)
Total	$11,729,000	100.0%	$13,973,000	100.0%	$(2,244,000)	(16.1)%

	Nine months ended September 30,
	2015		2014		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Retail customers	$19,352,000	56.9%	$21,277,000	70.1%	$(1,925,000)	(9.0)%
Automotive	9,122,000	26.8	3,262,000	10.8	5,860,000	179.6
Industrial/catalog	4,679,000	13.8	4,679,000	15.4	---	---
Other	833,000	2.5	1,117,000	3.7	(284,000)	(25.4)
Total	$33,986,000	100.0%	$30,335,000	100.0%	$3,651,000	12.0%

As noted earlier in this MD&A, we elected not to sell certain promotional-type products to Sears, which we did sell to Sears during 2014. This decision was a primary factor in the reduction in our Retail revenue. Additionally, certain promotional-type sales to The Home Depot that occurred during the third quarter of 2014 did not occur during the third quarter of 2015. These reductions were partially offset by increases in higher margin base products. As a result of the ETI acquisition, Florida Pneumatic now markets the AIRCAT and NITROCAT line of pneumatic air tools, which are primarily targeted to the automotive markets. UAT, located in the United Kingdom, currently enables Florida Pneumatic the opportunity to expand its automotive air tools product line into Europe. Currently, UAT continues to focus its sales efforts primarily in the United Kingdom and Ireland. Florida Pneumatic intends to expand UAT to other European countries; however, at this time no timetable has been established. Both ETI and UAT have been absorbed into Florida Pneumatic’s overall operations. The Industrial/catalog market remains sluggish, most notably in aerospace, oil and gas exploration/production channels. We believe this weakness may continue. Florida Pneumatic’s Other revenue declined when compared to the same period in 2014, primarily due to its decision to place greater emphasis on expanding its other product lines.

 When comparing the nine-month periods ended September 30, 2015 and 2014, the most significant factor contributing to Florida Pneumatic’s overall revenue increase is the result of its two acquisitions made during the third quarter of 2014. As discussed previously, both ETI and UAT focus their marketing efforts to the automotive sector. As a result, Florida Pneumatic’s Automotive revenue improved by more than $5.8 million, when comparing the nine-month periods ended September 30, 2015 and 2014. The decline in Florida Pneumatic’s nine-month Retail revenue is due primarily to its decision in 2015 to not sell certain promotional-type products to Sears. It should be noted that during the nine-month period ended September 30, 2015, sales to its Retail customers of primary or basic stock pneumatic tools and accessories has increased when compared to the same period a year ago, which partially offset the decline in Retail revenue.

Hy-Tech focuses primarily on the industrial sector of the pneumatic tools market.  Hy-Tech manufactures and markets its own value-added line of air tools and parts, including the ATSCO products, as well as distributes a complementary line of sockets, in the aggregate, (“ATP”).  Hy-Tech Machine products (“Hy-Tech Machine”) are primarily marketed to the mining, construction and industrial manufacturing sectors.

An analysis of Hy-Tech’s revenue for the three and nine-month periods ended September 30, 2015 and 2014 is as follows:

	Three months ended September 30,
	2015		2014		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
ATP	$3,248,000	77.4%	$2,967,000	76.2%	$281,000	9.5%
Hy-Tech Machine	524,000	12.5	392,000	10.1	132,000	33.7
Major customer	303,000	7.2	453,000	11.6	(150,000)	(33.1)
Other	120,000	2.9	80,000	2.1	40,000	50.0
Total	$4,195,000	100.0%	$3,892,000	100.0%	$303,000	7.8%

	Nine months ended September 30,
	2015		2014		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
ATP	$9,290,000	74.0%	$8,131,000	71.2%	$1,159,000	14.3%
Hy-Tech Machine	1,576,000	12.5	1,128,000	9.9	448,000	39.7
Major customer	1,391,000	11.1	1,941,000	17.0	(550,000)	(28.3)
Other	298,000	2.4	214,000	1.9	84,000	39.3
Total	$12,555,000	100.0%	$11,414,000	100.0%	$1,141,000	10.0%

The increase in Hy-Tech’s ATP third quarter of 2015 revenue was driven by the new product line attained through the ATSCO acquisition, which occurred mid-third quarter of 2014. Despite the increase, Hy-Tech’s ATP business in particular, continues to be negatively impacted by the sluggish trends in the oil and gas industry world-wide. According to the October 2015 Compressed Air & Gas Institute report, new orders for mining machinery in the United Sates, during the twelve-month period ended August 31, 2015, are down more than 34% compared to the same twelve-month period ended August 31, 2014. Further, according to this report, the United States rotary rig count average, which is one of the measures of exploration and extraction activities, was, for the month of September 2015, 56.1% below the number for September 2014. We believe the reduced level of oil and gas exploration and extraction has resulted in, among other things, a decline in the sale of drilling motors and related parts and sockets. With respect to Hy-Tech’s Major customer, orders continue to be erratic and unpredictable. We believe the above-mentioned market factors also negatively impact sales to this Major customer. Further, we also believe that the reduction in orders from this customer is due to a decline in its international market. Additionally, we believe this Major customer may be exploring overseas sources for certain products we currently provide them. Hy-Tech’s Other revenue category, which focuses on specialty products manufactured for the mining, construction and industrial markets, improved primarily due to an increase in products shipped to power generation customers.

Hy-Tech’s ATP revenue for the nine-month period ended September 30, 2015 improved when compared to the same period in 2014. The growth in ATP revenue attributable to ATSCO product sales were partially offset by declines in revenue of sockets and drilling motors and parts, as well as a net decline in non-ATSCO tools and parts revenue. As stated above we believe, among other factors, that the reduction in oil and gas exploration and extraction has throughout 2015 to date, negatively impacted Hy-Tech’s overall revenue, most notably its ATP product line. Until such time when major exploration and related activity levels return to recent historic levels, it is difficult to predict when this sector of the ATP category will improve. As such, Hy-Tech will continue to pursue alternate markets and customers with added focus on its ATSCO products releases. In line with the aforementioned, its Hy-Tech Machine’s 2015 nine-month revenue improved nearly 40%, when compared to the same nine-month period a year ago. Lastly, revenue from Hy-Tech’s Major customer during the nine-month period ended September 30, 2015 declined when compared to the same period in 2014. As previously stated, we believe that this decline in orders from this customer is due to a slow-down in its international market, which services similar sectors, such as oil and gas exploration. If the current sales trend continues, it is likely this customer, in future reporting periods, may no longer merit specific discussion in our MD&A.

Hardware

Our Hardware segment, which currently consists of only Nationwide, generates revenue from the sale of Fence and gate hardware, OEM products and Patio hardware.

	Three months ended September 30,
	2015		2014		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Fence and gate hardware	$4,686,000	81.5%	$4,199,000	82.9%	$487,000	11.6%
OEM	617,000	10.7	467,000	9.2	150,000	32.1
Patio	451,000	7.8	401,000	7.9	50,000	12.5
Total	$5,754,000	100.0%	$5,067,000	100.0%	$687,000	13.6%

	Nine months ended September 30,
	2015		2014		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Fence and gate hardware	$14,331,000	81.8%	$12,785,000	83.1%	$1,546,000	12.1%
OEM	1,826,000	10.4	1,339,000	8.7	487,000	36.4
Patio	1,366,000	7.8	1,259,000	8.2	107,000	8.5
Total	$17,523,000	100.0%	$15,383,000	100.0%	$2,140,000	13.9%

Fence and gate hardware continues to be Nationwide’s primary product line, accounting for 81.5% of its third quarter of 2015 revenue. Key drivers that impact Nationwide’s revenue are: (i) housing starts and (ii) renovation and remodeling. Both these drivers continue to improve in 2015, compared to 2014. As a result, Nationwide intends to continue its growth strategy in its Fence and gate hardware sector which is to focus on developing new, innovative fence and gate hardware products and related product accessories. In addition, Nationwide intends to continue its marketing efforts outside the United States. This strategy could however, in future periods, impact the performance of Nationwide’s other product lines. The increase in Nationwide’s OEM products revenue is driven primarily by the addition of a new, lower margin customer that purchases pneumatic storm door closure kits. We expect the buying pattern of this new OEM customer to be sporadic throughout the year. The increase in Patio revenue is due primarily to increased activity in the sale of foreclosed home units occurring principally in Florida.

Nationwide believes its increase in total revenue during the nine-month period ended September 30, 2015, compared to the same period in 2014, is due primarily to an increase in both the number of housing starts and consumer spending in the remodeling and renovation sectors during the respective nine-month periods. As Fence and gate hardware remains the primary product line marketed by Nationwide, its current business strategy is to focus on the development and marketing of its Fence and gate hardware business. The 36.4% increase in its OEM product line revenue is primarily due to Nationwide obtaining a new, low margin customer that purchases pneumatic storm door closing kits. Its year to date 2015 Patio revenue continues to be driven by new home construction, renovation and the foreclosure market, primarily in Florida.

Gross Margins / Profits

	Three months ended September 30,				Increase (decrease)
	2015		2014		Amount		%
Florida Pneumatic	$4,007,000		$4,428,000		$(421,000)		(9.5)%
As percent of respective revenue		34.2%		31.7%		2.5% pts
Hy-Tech	1,623,000		1,543,000		80,000		5.2
As percent of respective revenue		38.7%		39.6%		(0.9)% pts
Total Tools	5,630,000		5,971,000		(341,000)		(5.7)
As percent of respective revenue		35.4%		33.4%		2.0% pts
Total Hardware	2,235,000		2,057,000		178,000		8.7
As percent of respective revenue		38.8%		40.6%		(1.8)% pts
Consolidated	$7,865,000		$8,028,000		$(163,000)		(2.0)%
As percent of respective revenue		36.3%		35.0%		1.3% pts

	Nine months ended September 30,				Increase (decrease)
	2015		2014		Amount		%
Florida Pneumatic	$12,059,000		$9,990,000		$2,069,000		20.7%
As percent of respective revenue		35.5%		32.9%		2.6% pts
Hy-Tech	4,902,000		4,574,000		328,000		7.2
As percent of respective revenue		39.0%		40.1%		(1.1)% pts
Total Tools	16,961,000		14,564,000		2,397,000		16.5
As percent of respective revenue		36.4%		34.9%		1.5% pts
Total Hardware	6,842,000		6,102,000		740,000		12.1
As percent of respective revenue		39.0%		39.7%		(0.7)% pts
Consolidated	$23,803,000		$20,666,000		$3,137,000		15.2%
As percent of respective revenue		37.2%		36.2%		1.0% pts

Tools

Florida Pneumatic’s expanded automotive product line, which now includes the AIRCAT and NITROCAT suite of pneumatic power tools, plus slightly higher gross margins generated at its overseas UAT subsidiary are the significant factors contributing to Florida Pneumatic’s third quarter of 2015 gross margin improvement over the same period a year ago. However, its Retail gross margin for the third quarter of 2015 compared to the same period in 2014 declined slightly, due primarily to product mix. Further, due to a lower margin special order, our Industrial/catalog gross margin during the third quarter of 2015 was down from the same period in the prior year. Hy-Tech’s gross margin this quarter is the same as in the third quarter last year. We continue the process of incorporating the ATSCO suite of products into Hy-Tech’s Cranberry, PA manufacturing facility; however, it is difficult to predict exactly when the entire suite can be produced. During this process we anticipate gross margins should improve as Hy-Tech’s overhead absorption should increase.

Florida Pneumatic’s gross margin during the nine-month period ended September 30, 2015 improved 2.6 percentage points over the same period in the prior year due primarily to the additional $5.8 million of Automotive sales, which generate slightly higher gross margins than Florida Pneumatic’s historical average. However, this improvement was somewhat offset by slight gross margin declines from its Retail and Industrial/catalog product lines, due primarily to product and or customer mix. Hy-Tech’s gross margin during the first nine months of 2015, compared to the same period a year ago, is down slightly, due in large part to the non-productive labor used to close and relocate ATSCO’s manufacturing equipment and inventory from Mentor, Ohio into Hy-Tech’s existing facility in Cranberry, PA during the first quarter of 2015. However, as the manufacturing of the acquired ATSCO product line becomes more efficient, we anticipate that gross margins will improve.

Hardware

Competitive pricing pressure in its Fence and gate hardware, and Patio product lines, as well as a servicing a new, low margin OEM customer, resulted in a decline in Nationwide’s third quarter 2015 gross margin, compared to the third quarter of 2014. Fence and gate hardware generate the highest gross margins, followed by OEM, then Patio. As Nationwide has decided to service the lower margin OEM customer, its OEM gross margins will be less when compared to the same period in prior years, which in turn could negatively affect its overall gross margin.

Significant factors contributing to Nationwide’s slight decline (0.7 percentage points) in its year to date 2015 gross margins, compared to the same period in the prior year are new, lower gross margin OEM revenue and increased competitive pricing pressure. However, introduction of new products have partially mitigated this pressure. Nationwide intends to continue its current strategy, which is to expand the development of new products for its Fence and gate hardware product line and to continue its growth into new or expanded locations.

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

During the third quarter of 2015, our SG&A was $5,962,000 or 27.5% of revenue, compared to $6,438,000, or 28.1% of revenue during the same three-month period in 2014. Significant items contributing to the change in SG&A include: (i) with the three acquisitions occurring during the third quarter of 2014, our professional fees and transaction expenses are lower by $410,000; (ii) our incremental variable costs and expenses, which includes such things as commissions, warranty costs, freight out and advertising/promotional fees, decreased by $172,000 during the third quarter of 2015, compared to the same period in the prior year; due primarily to lower revenue and (iii) depreciation and amortization increased by $75,000, when comparing the three-month periods ended September 30, 2015 and 2014, most of which is attributable to the three acquisitions completed during the third quarter of 2014.

During the nine-month period ended September 30, 2015 our SG&A was $18,510,000, or 28.9% of revenue, compared to $17,221,000, or 30.1% of revenue during the same period in 2014. Significant elements of this change are: (i) depreciation and amortization increased by $629,000, most of which being attributable to the three acquisitions occurring during the third quarter of 2014; (ii) incremental variable costs and expenses increased $292,000, due in large part to the added revenue in 2015; (iii) compensation expenses increased $558,000, due mostly to additional staffing resulting from the three acquisitions plus slightly higher, performance–based bonus incentives; (iv) bad debt expenses increased $148,000, due primarily to adjustments made during the second quarter of 2014, which lowered our 2014 bad debt expense, and (v) a decline in our professional fees and transaction expenses, in the aggregate of $457,000.

Interest

Our interest expense during the third quarter of 2015 was $173,000, compared to $158,000 for the same period in the prior year. Impacting our interest expense during the third quarter of 2015 was the financing of the three acquisitions completed during the third quarter of 2014. Interest expense incurred on our Revolver borrowings during the third quarter of 2015 was $89,000, compared to $61,000 during the third quarter of 2014. The average balance of our Revolver borrowings during the third quarter of 2015 was $13,550,000, compared to $11,852,000 during the same three-month period in 2014. Interest expense on our Long-term borrowings was $55,000, compared to $72,000 during the same three-month period in 2014. Included in our interest expense for the three-month periods ended September 30, 2015 and 2014 is amortization expense of debt financing costs of $28,000 and $23,000, respectively. The applicable loan margins as defined in the Credit Agreement borrowings that are added to our LIBOR (London InterBank Offered Rate) and Base Rate borrowing also impact our interest expense. (See Liquidity and Capital Resources for further discussion.)

Our interest expense during the nine-month period ended September 30, 2015 was $566,000, compared to $335,000 for the same period in the prior year. The most significant factor affecting interest expense was the financing of the three acquisitions completed during the third quarter of 2014. As a result, interest expense on our short term, or Revolver borrowings during the first nine months of 2015 was $291,000, compared to $78,000, recorded during the first nine months of 2014. The average balance of short-term borrowings during the first three quarters of 2015 was $14,807,000, compared to $4,862,000 during the same period in 2014. Interest expense incurred during both nine-month periods ended September 30, 2015 and 2014 on our Long-term borrowings was $188,000. Lastly, included in the nine-month interest expense is amortization expense of debt financing costs of $83,000 in 2015 and $67,000 in 2014. An increase in the applicable loan margins that are added to both our LIBOR or Base Rate, may also impact our interest expense.

Other expense (income)

In connection with the UAT acquisition, there was the possibility that we could pay as additional consideration to the former shareholders of UAT (the “Sellers”) up to a maximum of £250,000 (“contingent consideration”), should UAT’s net earnings, during the period from date of acquisition, July 29, 2014 through the first anniversary date, July 29, 2015, after adjusting for among other things, interest, taxes, depreciation and amortization (“adjusted net income”) exceed a minimum threshold. At the time of the acquisition we believed, based on a range of possible outcomes that it was more likely than not that UAT would achieve the amount of adjusted net income that would entitle the Sellers to the maximum amount, and accordingly recorded a $425,000 obligation as contingent consideration (£250,000 at the then foreign exchange rate). Based upon projected results, at June 30, 2015, we adjusted the estimated contingent consideration payable to the Sellers to $224,000. Subsequently, we and the Sellers have agreed that the contingent consideration payable to the Sellers shall be £193,435, or approximately $299,000. As a result of finalizing the contingent consideration payable to the Sellers we recognized $75,000 as Other expense in the three-month period ended September 30, 2015. The $299,000 agreed upon amount was paid to the Sellers in October 2015.

Income Taxes

At the end of each interim reporting period, we estimate the effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision on a year-to-date basis and may change in subsequent interim periods. Our effective tax rates for the three and nine-months ended September 30, 2015 were 36.6% and 35.2%, respectively, compared to 43.0% and 40.5%, respectively, for the three and nine-month periods ended September 30, 2014. Expenses incurred in connection with the three acquisitions completed during the third quarter of 2014, were included in our selling and general and administrative expenses during the third quarter of 2014, however these expenses are not deductible for income tax purposes. As a result, our effective tax rates for the three and nine-month periods ended September 30, 2014, were higher than the statutory rate of 34.0%. Further, with regard to our 2015 effective tax rates, the non-taxable income on a year to date basis related to the contingent consideration payment of approximately $126,000 is an additional factor for a lower effective tax rate for the nine-month period ended September 30, 2015, compared to the same periods in 2014. Lastly, state taxes and other non-deductible expenses cause our effective tax rates to differ from the U.S. federal statutory rate of 34.0%.

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

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	September 30, 2015	December 31, 2014
Working Capital	$18,143,000	$13,927,000
Current Ratio	1.85 to 1	1.59 to 1
Shareholders’ Equity	$43,255,000	$39,991,000

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

The balance of Revolver borrowings outstanding was $11,461,000 and $11,817,000, at September 30, 2015 and December 31, 2014, respectively. Applicable Margins added to Revolver borrowings at LIBOR and the Base Rate at September 30, 2015 and December 31, 2014 were 2.25% and 1.25%, respectively. During the nine-month period ended September 30, 2015, the Applicable Margin rates for LIBOR borrowings and Base rate borrowings ranged from 2.25% to 2.50% and 1.25% and 1.50%, respectively, compared to 1.50% to 2.00% and 0.50% to 1.00%, respectively, for the same nine-month period in 2014.

The Restated Loan Agreement provided for a Term Loan B, pursuant to which we borrowed the maximum principal amount of $3,000,000, which funds were used in connection with the ATSCO acquisition. This Term Loan B was to be repaid in 36 consecutive monthly payments of $83,000, with an additional mandatory repayment each year equal to 50% of the Company’s Excess Cash Flow (as defined in the Restated Loan Agreement) for such year, if any. As the result, of our determination of the Excess Cash Flow for the year ended December 31, 2014, in April 2015, we repaid $2,417,000, which was the balance of the Term Loan B at March 31, 2015, with funds available from our Revolver. In accordance with the terms set forth in the Restated Loan Agreement, funds cannot be re-borrowed from this Term Loan B.

Additionally, we borrowed $380,000 and $519,000 in March 2012 and September 2012, respectively, as loans primarily for machinery and equipment (“Capex Term Loans”). Currently, the maximum amount we can borrow as a Capex Term Loan is $2,123,000. As such, if necessary, we could borrow an additional $1,224,000, under the terms of the current credit facility. Repayment of the two Capex Term Loans is based on sixty-month amortization periods, resulting in repayments of approximately $6,000 and $9,000, respectively. Applicable Margins added to these Capex Term Loans at September 30, 2015 and December 31, 2014 were 3.0% and 2.0%, respectively, for borrowings at LIBOR and the Base Rate. Once repaid, funds cannot be re-borrowed from this portion of the Restated Loan Agreement.

Cash flows

Our net cash at September 30, 2015 was $1,682,000, compared to $1,011,000 at December 31, 2014.   Our total bank debt at September 30, 2015 was $18,019,000, compared to $21,387,000 at December 31, 2014. During the third quarter of 2015 we were able to reduce our revolver borrowings approximately $3.5 million from the June 30, 2015 balance of $14,916,000, due primarily to positive cash flows. Additionally, during the nine-month period ended September 30, 2015, we made the final payment of $2,417,000 in settlement of the Term Loan B, which was discussed above. We lowered the total debt to total book capitalization (total debt divided by total debt plus equity), which was 29.5% at September 30, 2015, from 34.9%, at December 31, 2014. During the remainder of 2015, as we generate cash from operations, barring unexpected events, we believe that our short-term borrowings should decline to amounts below December 31, 2014 levels.

Our capital spending was $1,144,000 during the nine-month period ended September 30, 2015, compared to $713,000 during the same period in the prior year.  Capital expenditures for the balance of 2015 are expected to be approximately $200,000, some of which may be financed through our credit facilities or financed through independent third party financial institutions. The remaining 2015 capital expenditures will primarily be for expansion of existing product lines and replacement of equipment.

Customer concentration

Within our Tools segment we have two retail customers that, in the aggregate account for 41.0% and 56.1% of our consolidated accounts receivable at September 30, 2015 and 2014. To date, these customers, with minor exceptions, are current in their payments. Further, these two customers in the aggregate, accounted for 32.5% and 30.2%, of our consolidated revenue for the three and nine-month periods ended September 30, 2015, compared to 40.7% and 37.2% during the same three and nine-month periods in 2014.

We believe that the loss of one or both of these customers would negatively impact our financial condition, but would not affect our ability to remain a going concern.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any other recently issued, but not yet effective accounting standards, if currently adopted would have a material effect on our consolidated financial statements.

Item 3.             Quantitative And Qualitative Disclosures About Market Risk

Not required.

Item 4.             Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's CEO and CFO, evaluated, as of September 30, 2015, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of September 30, 2015, the Company’s management, including its CEO and CFO, concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

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

Set out below is risk factor to be considered in addition to the risk factors previously disclosed in our 2014 Form 10-K. Other than this additional risk factor, there were no material changes to such previously disclosed risk factors.

Exposure to fluctuations in energy prices. Fluctuations in energy prices, including crude oil and gas prices, could negatively impact the activities of those of our customers involved in extracting, refining or exploring crude oil and gas, resulting in a corresponding adverse effect on the demand for the products that they purchase from us. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of, and demand for, oil and gas, market uncertainty and a variety of other economic factors that are beyond our control. Worldwide economic, political and military events, including war, terrorist activity, events in the Middle East and initiatives by the Organization of the Petroleum Exporting Countries (OPEC), have contributed, and are likely to continue to contribute, to price and volume volatility.

Crude oil prices have declined significantly in the past year. We believe this in large part due to increasing global supply of oil due to factors such as weakening demand from slowing economic growth in Europe and Asia and trends towards increased fuel-efficiency. The resulting negative shift in demand of our products by our customers has negatively impacted us, and could in the future have a material adverse effect on our business, results of operations or financial position.

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

P&F INDUSTRIES, INC.
(Registrant)

/s/ JOSEPH A. MOLINO, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: November 13, 2015	(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit

31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

32.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	* Interactive Data

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

