Form 10-K
period 2015-12-31
P&F INDUSTRIES INC
filed 2016-03-30
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant, based on the last sale price on June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $20,418,000

As of March 25, 2016 there were 3,592,870 shares of the registrant’s Class A Common Stock outstanding.

Documents Incorporated by Reference

Part III of this Annual Report on Form 10-K incorporates by reference information from the registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders.

P&F INDUSTRIES, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 made by or on behalf of P&F Industries, Inc. and subsidiaries (the “Company”). The Company and its representatives may, from time to time, make written or verbal forward looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission, such as this Annual Report on Form 10-K (“Report”), and in its reports to stockholders. Any statements made in the Report that are not historical or current facts may be deemed to be forward looking statements. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “would,” “could” and their opposites and similar expressions identify statements that constitute forward looking statements within the meaning of the Reform Act. Any forward looking statements contained herein, including those related to the Company’s future performance, are based upon the Company’s historical performance and on current plans, estimates and expectations. Such forward looking statements are subject to various risks and uncertainties, including those risk factors described in this Report, which may cause actual results to differ materially from the forward looking statements. You are therefore cautioned against relying on any forward looking statements. Forward looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to update publicly or revise any forward looking statement, whether as a result of new information, future developments or otherwise.

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

Tools

The Company conducts its Tools business through a wholly-owned subsidiary, Continental Tool Group, Inc. (“Continental”), which in turn currently operates through its wholly-owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”). During the third quarter of 2014, the Company acquired Exhaust Technologies Inc. (“ETI”), a developer and distributor of pneumatic tools, through a merger between a newly formed, wholly-owned subsidiary of Florida Pneumatic and ETI. Additionally, in the third quarter of 2014 Florida Pneumatic acquired all of the outstanding shares of Universal Air Tool Company Limited (“UAT”), a distributor of pneumatic tools located in High Wycombe, England. UAT markets pneumatic tools primarily to the automotive market sector in the United Kingdom and Ireland. This acquisition provides the Company with direct entry into the European pneumatic tool market for the Company’s entire suite of air tool products. Both ETI and UAT are wholly-owned subsidiaries of Florida Pneumatic, and unless otherwise indicated, the operations and results of operations of Florida Pneumatic herein include ETI and UAT as of the respective dates such companies were acquired. Additionally, during the third quarter of 2014, the Company acquired substantially all the assets of Air Tool Service Company (“ATSCO”), through a wholly-owned subsidiary of Hy-Tech, and unless otherwise indicated, the operations and results of operations of Hy-Tech herein include ATSCO as of the date the business was acquired.

Florida Pneumatic

 Florida Pneumatic imports and sells pneumatic hand tools, most of which are of its own design, primarily to the retail, industrial and automotive markets. This line of products includes sanders, grinders, drills, saws and impact wrenches. These tools are similar in appearance and function to electric hand tools, but are powered by compressed air, rather than directly by electricity. Air tools, as they are more commonly referred to, generally are less expensive to operate, offer better performance and weigh less than their electrical counterparts. Florida Pneumatic imports approximately seventy-five types of pneumatic hand tools, most of which are sold at prices ranging from $50 to $1,000, under the names “Florida Pneumatic”, “Universal Tool,” AIRCAT or NITROCAT, as well as under the trade names or trademarks of several private label customers. These products are sold to retailers, distributors, and private label customers through in-house sales personnel and manufacturers’ representatives. The AIRCAT and NITROCAT brand of pneumatic tools are sold primarily to the automotive market. Users of Florida Pneumatic’s hand tools include industrial maintenance and production staffs, do-it-yourself mechanics, automobile mechanics and auto body personnel.

During 2015, Florida Pneumatic purchased approximately 49% of its pneumatic tools from China, 50% from Taiwan and 1% from Japan and Europe.  Florida Pneumatic performs final assembly on certain of its products at its factory in Jupiter, Florida.

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

The primary competitive factors in the industrial pneumatic tool market are quality, breadth and availability of products, customer service and technical support. The primary competitive factors in the retail pneumatic tool market are price, service and brand-name awareness. The primary competitive factors in Berkley’s business are price and service. Florida Pneumatic’s products are sold off the shelf. Currently, Florida Pneumatic’s retail business is not seasonal.

.

Hy-Tech

Hy-Tech manufacturers and distributes its own line of industrial pneumatic tools and parts under the “ATP” brand. Under the ATP brand, Hy-Tech produces and sells over sixty types of pneumatic tools, which include impact wrenches, grinders, drills, and motors that are sold at prices ranging from $450 to $28,000. Users of ATP parts and tools include refineries, chemical plants, power generation facilities, heavy construction enterprises, and oil and mining companies. Further, it also manufacturers tools to customer unique specifications. In addition, Hy-Tech manufactures an extensive line of pneumatic tool replacement parts that are sold to original equipment manufacturers (“OEMs”), as well as competitively. It also manufactures and distributes high pressure stoppers for hydrostatic testing of fabricated pipe under the “Thaxton” brand name. It also produces a line of siphons under the “Eureka” name. Other than a line of sockets sold under the “OZAT” brand name that are imported from Israel, all Hy-Tech products are made in the United States of America. In August 2014, a newly formed wholly-owned subsidiary of Hy-Tech, acquired substantially all of the assets comprising the business of ATSCO, an Ohio-based corporation engaged in the design, manufacture and distribution of pneumatic tools and parts. Following a transition period that lasted into middle of 2015, all ATSCO products are now manufactured in Hy-Tech’s primary facility located in Cranberry, PA.

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

Hy-Tech sources its raw materials from various well-established distributors throughout the United States. There are redundant sources for all materials.

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

Nationwide was sold by the Company effective February 11, 2016. See NOTE 12- SUBSEQUENT EVENTS in the accompanying Notes to Consolidated Financial Statements for discussion relating to such sale and related matters.

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

Customers

Within our Tools group we have two customers that in 2015 accounted for 8.6% and 21.0%, respectively of the Company’s revenue. In 2014, these two customers accounted for 12.2% and 23.1% of the Company’s revenue. There is no customer in our Hardware group that accounted for 10% or more of the Company’s 2015 or 2014 revenue.

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

Employees

The Company employed 164 full-time employees as of December 31, 2015. At various times during the year our operating units may employ seasonal or part-time help, as necessary. None of the Company’s employees are represented by a union.

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

•	Debt and debt service requirements. The amount of our debt from time to time could have important consequences. For example, it could: increase our vulnerability to general adverse economic and industry conditions; limit our ability to fund future capital expenditures, working capital and other general corporate requirements and limit our flexibility in planning for, or reacting to, changes in our business.

•	Borrowing and compliance with covenants under our credit facility. Our credit facility contains affirmative and negative covenants including financial covenants, and default provisions. A breach of any of these covenants could result in a default under our credit agreement. Upon the occurrence of an event of default under our current credit agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the lenders were to accelerate the repayment of borrowings, to the extent we have significant outstanding borrowings at said time, we may not have sufficient assets to repay our asset based credit facility and our other indebtedness. Also, should there be an event of default, or a need to obtain waivers following an event of default, we may be subject to higher borrowing costs and/or more restrictive covenants in future periods. Further, the amount available for borrowing under our asset-based revolving loan facility is subject to a borrowing base, which is determined taking into account, among other things, our accounts receivable, inventory and machinery and equipment. Fluctuations in our borrowing base impact our ability to borrow funds pursuant to the revolving loan facility.

•	Significant volatility and disruption in the global capital and credit markets. Volatility in the global capital and credit markets has in recent years resulted in a tightening of business credit and liquidity, a contraction of consumer credit, business failures, increased unemployment and declines in consumer confidence and spending. If global economic and financial market conditions deteriorate or remain weak for an extended period of time, it could have a material adverse effect on our financial condition and results of operations. In particular, lower consumer spending may result in reduced demand and orders for certain of our products, order cancellations, lower revenues, increased inventories, and lower gross margins. Further, if our customers experience difficulty obtaining financing in the capital and credit markets to purchase our products, this could result in further reduced orders for our products, order cancellations, inability of customers to timely meet their payment obligations to us, extended payment terms, higher accounts receivable, reduced cash flows, greater expense associated with collection efforts and increased bad debt expense; and a severe financial difficulty experienced by our customers may cause them to become insolvent or cease business operations.

•	The strength of the retail economy in the United States and abroad. Our business is subject to economic conditions in major markets in which we operate, including recession, inflation, deflation, general weakness in retail, industrial, and housing markets, as well as the exposure to liabilities under anti-corruption laws in various countries, such as the U.S. Foreign Corrupt Practices Act, currency instability, transportation delays or interruptions, sovereign debt uncertainties and difficulties in enforcement of contract and intellectual property rights, as well as natural disasters. The strength of such markets is a function of many factors beyond our control, including interest rates, employment levels, availability of credit and consumer confidence.

•	Supply chain disruptions. Any difficulty or inability on the part of manufacturers of our products or other participants in our supply chain in obtaining sufficient financing to purchase raw materials or to finance general working capital needs or their inability to obtain raw materials due to shortages or other factors, may result in delays or non-delivery of shipments of our products. Additionally, material increases in raw material commodity prices could further adversely affect our results of operations and financial position. Our foreign suppliers may encounter interruption in their ability to continue to provide us with products on a short-term or long-term basis. Although we believe that there are redundant sources available and maintain multiple sources for most of our products, there may be costs and delays associated with securing such sources and there can be no assurance that such sources would provide the same quality of product at similar prices.

•	Our ability to maintain mutually beneficial relationships with key customers. We have several key customers, two of which collectively accounted for approximately 29.6% of our 2015 consolidated revenue. Loss of key customers or a material negative change in our relationships with our key customers (including as a result of a negative change in the financial position of such key customers) could have a material adverse effect on our business, results of operations or financial position.

•	Adverse changes in currency exchange rates A majority of our products are manufactured outside the United States, a portion of which are purchased in the local currency. As a result, we are exposed to movements in the exchange rates of various currencies against the United States dollar which could have an adverse effect on our results of operations or financial position. We believe our most significant foreign currency exposures are the Taiwan dollar (“TWD”) and the Chinese Renminbi (“RMB”). Purchases from Chinese sources are made in U.S. dollars (“USD”). However, if the RMB were to be revalued against the dollar, there could be a significant negative impact on the cost of our products. Further, the reporting currency for our consolidated financial statements is the USD. Certain of the company’s assets, liabilities, expenses and revenues are denominated in currencies other than the USD. In preparing our Consolidated Financial Statements, those assets, liabilities, expenses and revenues are translated into USD at applicable exchange rates. Increases or decreases in exchange rates between the USD and other currencies affect the USD value of those items, as reflected in the Consolidated Financial Statements. Substantial fluctuations in the value of the USD could have a significant impact on the company’s financial condition and results of operations. Additionally, cash generated in non-U.S. jurisdictions may be difficult to repatriate to the United States in a tax-efficient manner.

•	Impairment of long-lived assets and goodwill. The inability of certain of our subsidiaries to generate future cash flows sufficient to support the recorded amounts of goodwill, other intangible assets and other long-lived assets related to those subsidiaries could result in future impairment charges.

•	Unforeseen inventory adjustments or changes in purchasing patterns. We make purchasing decisions based upon a number of factors including an assessment of market needs and preferences, manufacturing lead times and cash flow considerations. To the extent that our assumptions result in inventory levels being too high or too low, there could be a material adverse effect on our business, results of operations or financial position.

•	Market acceptance of products. There can be no assurance that the market continues its acceptance of the products we introduced in recent years or will accept new products (including the introduction of products into new geographic markets) introduced or scheduled for introduction in 2016. There can also be no assurance that the level of sales generated from these new products or geographic markets relative to our expectations will materialize.

•	Competition. The markets in which we sell our products are highly competitive on the basis of price, quality, availability, post-sale service and brand-name awareness. A number of competing companies are well-established manufacturers that compete on a global basis.

•	Price reductions. Price reductions taken by us in response to customer and competitive pressures, as well as price reductions or promotional actions taken in order to drive demand, could have a material adverse effect on our business, results of operations or financial position.

•	Interest rates. Interest rate fluctuations and other capital market conditions could have a material adverse effect on our business, results of operations or financial position.

•	Litigation and insurance. The effects of litigation and product liability exposure, as well as other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission and our public announcements could have a material adverse effect on our business, results of operations or financial position. Further, while we maintain insurance policies to protect against most potential exposures, events may arise against which we may not be adequately insured.

•	Retention of key personnel. Our success depends to a significant extent upon the abilities and efforts of our key personnel. The loss of the services of any of our key personnel or our inability to attract and retain qualified personnel in the future could have a material adverse effect on our business, results of operations or financial position.

•

Acquisition of businesses.   Part of our business strategy is to opportunistically acquire complementary businesses, which involve risks that could have a material adverse effect on our business, financial condition and results of operations. These risks include:

•	Loss of customers of the acquired businesses;
•	Inability to integrate successfully the acquired businesses’ operations;
•	Inability to coordinate management and integrate and retain employees of the acquired businesses;
•	Difficulties in implementing and maintaining consistent standards, controls, procedures, policies and information systems;
•	Failure to realize anticipated synergies, economies of scale or other anticipated benefits, or to maintain operating margins;
•	Strain on our personnel, systems and resources, and diversion of attention from other priorities;
•	Incurrence of additional debt and related interest expense;
•	Unforeseen or contingent liabilities of the acquired businesses; and
•	Large write-offs or write-downs, or the impairment of goodwill or other intangible assets.

•	Regulatory environment. We cannot anticipate the impact of changes in laws and regulations, including changes in accounting standards, taxation requirements, including tax rate changes, new tax laws and revised tax law interpretations, and environmental laws, in both domestic and foreign jurisdictions. Increased legislative and regulatory activity and burdens, and a more stringent manner in which they are applied, could significantly impact our business and the economy as a whole. For example, the Affordable Care Act (the “ACA”), which was adopted in 2010 and is being phased in over several years, significantly affects the provision of both health care services and benefits in the United States; the ACA may impact our cost of providing our employees with health insurance and/or benefits, and may also impact various other aspects of our business. The ACA did not have a material impact on our fiscal 2015 or prior financial results; however, we are continuing to assess the impact of the ACA on our health care benefit costs.

•	The threat of terrorism and related political instability and economic uncertainty. The threat of potential terrorist attacks on the United States and throughout the world and political instability has created an atmosphere of economic uncertainty in the United States and in foreign markets. Our results may be impacted by the macroeconomic effects of those events. Also, a disruption in our supply chain as a result of terrorist attacks or the threat thereof may significantly affect our business and its prospects. In addition, such events may also result in heightened domestic security and higher costs for importing and exporting shipments of components and finished goods. Any of these occurrences may have a material adverse effect on our financial position, cash flow or results in any reporting period.

•	Information technology system failures and attacks could harm our business. Our business is dependent on the efficient functioning of our information technology systems and operations, which are vulnerable to damage or interruption from such factors as fires, natural disasters, telecommunications failures, computer viruses and worms, hacking, software defects, as well as human error. Despite our precautions, problems could result in interruptions in services and materially and adversely affect our business, financial condition and results of operations.

•	Unforeseen events. We cannot anticipate the impact of unforeseen events, including but not limited to war and pandemic disease, on economic conditions and consumer confidence in our business.

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

Hy-Tech owns a 51,000 square foot plant facility located in Cranberry Township, Pennsylvania and leases a 13,200 square foot facility located in Punxsutawney, Pennsylvania, which expires in 2021 and presently does not have a renewal clause.

Countrywide owns a 56,250 square foot plant facility located in Tampa, Florida in which Nationwide conducts its business. Countrywide leases approximately 10,000 square feet of this facility to a non-affiliated tenant.

Each facility described above either provides adequate space for the operations of the respective subsidiary for the foreseeable future or can be modified or expanded to provide some additional space.

The three owned properties described above are subject to mortgages and therefore pledged as collateral against the Company’s credit facility, which is discussed further in Management’s Discussion and Analysis – Liquidity and Capital Resources and Notes to Consolidated Financial Statements.

The Company’s executive office of approximately 5,000 square feet is located in an office building in Melville, New York and is leased from a non-affiliated landlord. This lease expires in 2018, however, effective April 1, 2015, the Company can, at its option, terminate giving twelve months written notice.

ITEM 3.  Legal Proceedings

From time to time, we may be involved in litigation that arises through the normal course of business. As of the date of this filing, we are not aware of any material legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is subject, nor are we aware of any such threatened or pending litigation.

ITEM 4.  Mine Safety Disclosures

None.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common Stock trades on the Nasdaq Global Market under the symbol PFIN. The range of the high and low closing sales prices for our Class A Common Stock during the last two years were as follows:

2015	High	Low
First Quarter	$8.09	$6.83
Second Quarter	8.95	6.35
Third Quarter	11.18	8.45
Fourth Quarter	10.50	8.15

2014	High	Low
First Quarter	$7.81	$7.00
Second Quarter	8.54	7.14
Third Quarter	8.29	7.31
Fourth Quarter	8.18	7.70

As of March 18, 2016, there were approximately 800 holders of record of our Class A Common Stock and the closing sale price of our stock as reported by the Nasdaq Global Market was $11.18.

From our incorporation in 1963 through December 31, 2015, we declared no cash dividends on our Class A Common Stock. See NOTE 12- SUBSEQUENT EVENTS in the accompanying Notes to Consolidated Financial Statements for discussion relating to cash dividends declared subsequent to December 31, 2015.

ITEM 6.  Selected Financial Data

Not required.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT OVERVIEW

Overview

During the full-year 2015, our results of operations were impacted by a number of factors, some of which were:

•	the positive impact on revenue and earnings provided by the three acquisitions completed during the third quarter of 2014;

•	the on-going slow-down in oil and gas exploration and extraction, which continues to negatively impact our Tools segment;

•	a decision by a Major customer of Hy-Tech to begin to manufacture internally certain air tools that were formerly manufactured by Hy-tech contributed to the reduction in Hy-Tech’s total revenue;

•	the settlement of the contingent consideration with the former shareholders of UAT, resulting in non-taxable income of $126,000, and

•	Nationwide’s continued benefit from increased activity in residential construction and the renovation and remodeling markets.

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

A key economic measure relevant to us is the cost of the raw materials in our products. Key materials include metals, especially various types of steel and aluminum. Also important is the value of the United States dollar (“USD”) in relation to the Taiwanese dollar (“TWD”), as we purchase a significant portion of our products from Taiwan. Purchases from Chinese sources are made in USDs. However, if the RMB, were to be revalued against the USD, there could be a significant negative impact on the cost of our products. As the result of the UAT acquisition, we closely monitor the fluctuation in the Great British Pound (“GBP”) to the USD, and the GBP to TWD, both of which can have an impact on the consolidated results.

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

We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. We also may record as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and our assessment of the general financial conditions affecting our customer base. If actual collection experience changes, revisions to the allowance may be required. We have a limited number of customers with individually large amounts due at any given consolidated balance sheet date. Any unanticipated change in the creditworthiness of any of these customers could have a material effect on our results of operations in the period in which such changes or events occur. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. Based on the information available, we believe that our allowance for doubtful accounts as of December 31, 2015 was adequate. However, actual write-offs might exceed the recorded allowance.

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

Goodwill and Indefinite-Lived Intangible Assets

In accordance and compliance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), we test goodwill for impairment on an annual basis as of the last day in November or more frequently if we believe indicators of impairment might exist. Goodwill is tested at a level of reporting referred to as "the reporting unit." The Company's reporting units are Hy-Tech, Florida Pneumatic and Nationwide. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The first step used to identify potential impairment compares the calculated fair value of a reporting unit with its carrying amount. If the carrying amount of the reporting unit is less than its fair value, no impairment exists and the second step is not performed. If the carrying amount of a reporting unit exceeds its fair value, the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for the excess. The Company also tests indefinite-lived intangible assets, consisting of acquired trade names, for impairment at least annually as of the last day of November. The evaluation of goodwill and indefinite-lived intangible assets requires that management prepare estimates of future operating results for each of our operating units. These estimates are made with respect to future business conditions and estimated expected future cash flows to determine estimated fair value. However, if, in the future, key drivers in our assumptions or estimates such as (i) a material decline in general economic conditions; (ii) competitive pressures on our revenue or our ability to maintain margins; (iii) significant price increases from our vendors that cannot be passed through to our customers; and (iv) breakdowns in supply chain or other factors beyond our control occur, an impairment charge against our intangible assets may be required.

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

We file a consolidated Federal tax return. P&F and certain of its subsidiaries file combined tax returns in New York and Texas. All subsidiaries, other than UAT, file other state and local tax returns on a stand-alone basis. UAT files an income tax return with the taxing authorities in the United Kingdom.

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

RESULTS OF OPERATIONS

2015 compared to 2014

REVENUE

 Unless otherwise discussed elsewhere in the Management’s Discussion and Analysis (“MD&A”) section, we believe that our relationships with our key customers remain satisfactory. In 2015, we have elected not to sell certain promotional-type products to Sears, which we did sell during 2014. Revenue from Sears is included in Florida Pneumatic’s Retail category. Hy-Tech’s shipments to its Major customer have significantly declined, resulting in part from this customer’s decision to source certain products from within. Other than the aforementioned, there were no major trends or uncertainties that had, or we could reasonably expect could have, a material impact on our revenue. The three acquisitions that occurred during the third quarter of 2014 played a significant role in our 2015 results of operations. Other than the ongoing weakness in oil and gas exploration and extraction, particularly in the United States, which is our primary market for Hy-Tech and to a lesser degree Florida Pneumatic’s Industrial sector, there was no unusual or infrequent event, transaction or any significant economic change that materially affected our results of operations. We believe the on-going slowdown in the global oil and gas extraction and exploration sector may likely negatively impact a portion of our 2016 results.

The tables set forth below provide an analysis of our revenue for the three and twelve-month periods ended December 31, 2015 and 2014.

Consolidated

	Three months ended December 31,
	2015	2014	Variance	Variance
			$	%
Tools
Florida Pneumatic	$10,090,000	$10,280,000	$(190,000)	(1.8)%
Hy-Tech	3,681,000	4,085,000	(404,000)	(9.9)
Tools Total	13,771,000	14,365,000	(594,000)	(4.1)

Hardware
Hardware Total	3,867,000	3,538,000	329,000	9.3
Consolidated	$17,638,000	$17,903,000	$(265,000)	(1.5)

	Year ended December 31,
	2015	2014	Variance	Variance
			$	%
Tools
Florida Pneumatic	$44,076,000	$40,615,000	$3,461,000	8.5%
Hy-Tech	16,236,000	15,499,000	737,000	4.8
Tools Total	60,312,000	56,114,000	4,198,000	7.5

Hardware
Hardware Total	21,390,000	18,921,000	2,469,000	13.0
Consolidated	$81,702,000	$75,035,000	$6,667,000	8.9

Tools

Florida Pneumatic

Florida Pneumatic markets its air tool products to three primary sectors within the pneumatic tool market; retail, Industrial/catalog and the automotive market. It also generates revenue from its Berkley products line, as well as a line of air filters and other OEM parts (“Other”).

	Three months ended December 31,
	2015		2014		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Retail customers	$4,865,000	48.2%	$5,188,000	50.5%	$(323,000)	(6.2)%
Automotive	3,682,000	36.5	3,238,000	31.5	444,000	13.7
Industrial/catalog	1,325,000	13.1	1,556,000	15.1	(231,000)	(14.8)
Other	218,000	2.2	298,000	2.9	(80,000)	(26.8)
Total	$10,090,000	100.0%	$10,280,000	100.0%	$(190,000)	(1.8)

	Year Ended December 31,
	2015		2014		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Retail customers	$24,217,000	54.9%	$26,464,000	65.2%	$(2,247,000)	(8.5)%
Automotive	12,805,000	29.1	6,515,000	16.0	6,290,000	96.5
Industrial/catalog	6,000,000	13.6	6,220,000	15.3	(220,000)	(3.5)
Other	1,054,000	2.4	1,416,000	3.5	(362,000)	(25.6)
Total	$44,076,000	100.0%	$40,615,000	100.0%	$3,461,000	8.5

The net decline in Florida Pneumatic’s fourth quarter Retail revenue compared to the same period in the prior year was due primarily to its previously mentioned decision not to sell certain promotional-type products to Sears in 2015, resulting in a decline in revenue, partially offset by an increase in shipments to The Home Depot (“THD”). Primary factors contributing to the net increase in Florida Pneumatic’s Automotive revenue are new products, expanded domestic and international sales efforts and a slight increase in promotional revenue. Partially offsetting the increase in its AIRCAT products revenue, was a decline in UAT’s revenue. It should be noted that a portion of UAT’s revenue is derived from the sale of pneumatic air tools to customers that operate in the North Sea oil and gas sector, and a result of the weakness in the global oil and gas exploration sector, revenue from this particular portion of UAT’s customer base declined, when comparing the fourth quarter of 2015 to the same period a year ago. We continue to encounter weakness in the Industrial/catalog market, with the decline this quarter compared to the same period a year ago, occurring most notably in the aerospace and oil and gas exploration/production channels. We believe the weakness may continue into the latter portion of 2016. Florida Pneumatic’s Other revenue declined when compared to the same period in 2014, primarily due to weakness in the power generation and oil and gas sectors may continue into the latter part of 2016.

When comparing the full-year 2015 to 2014, the most significant factor contributing to Florida Pneumatic’s overall revenue increase is the result of its two acquisitions made during the third quarter of 2014. As such, its 2015 Automotive revenue improved by nearly $6.3 million, when compared to the prior year. Further, when comparing the third and fourth quarters of 2015 to the same period in 2014, which are comparable time-frames post the acquisitions, revenue improved more than $770,000. As we intend to continue to release new products and continue our efforts to expand into new geographic regions both in the United States and Western Europe, we believe the growth in Automotive revenue should continue in 2016. With respect to Florida Pneumatic’s Retail revenue, as noted earlier, we elected not to sell certain promotional-type products to Sears in 2015, which we did sell to Sears during 2014. This decision was the primary factor in the reduction in full-year 2015 Retail revenue, compared to 2014.  Revenue from THD was essentially flat, when comparing 2015 and 2014, as there was a decrease in promotional type products revenue of $1.4 million nearly offset by an increase in basic products revenue of $1.3 million. The 3.5% decline in full year Industrial/catalog revenue is due primarily to the down-turn in oil and gas exploration/production channels. Lastly, the decline in Florida Pneumatic’s Other revenue, year-over-year basis was due primarily to on-going weakness in the sectors in which its Berkley pipe cutting products are sold, namely oil and gas and power generation.

The acquisition of UAT, which is located in the United Kingdom, has provided Florida Pneumatic with an opportunity to expand its air tools into Europe. As a result, we expect to begin marketing pneumatic tools into other select countries within the European Union in 2016.

Hy-Tech

Hy-Tech focuses primarily on the industrial sector of the pneumatic tools market.  Hy-Tech manufactures and markets its own value-added line of air tools and parts, including the ATSCO product line, as well as distributes a complementary line of sockets, which in the aggregate are referred to as (“ATP”).  Hy-Tech Machine products (“Hy-Tech Machine”) are primarily marketed to the mining, construction and industrial manufacturing sectors.

	Three months ended December 31,
	2015		2014		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
ATP	$2,835,000	77.0%	$3,003,000	73.5%	$(168,000)	(5.6)%
Hy-Tech Machine	312,000	8.5	432,000	10.6	(120,000)	(27.8)
Major customer	475,000	12.9	577,000	14.1	(102,000)	(17.7)
Other	59,000	1.6	73,000	1.8	(14,000)	(19.2)
Total	$3,681,000	100.0%	$4,085,000	100.0%	$(404,000)	(9.9)

	Year Ended December 31,
	2015		2014		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
ATP	$12,124,000	74.7%	$11,133,000	71.8%	$991,000	8.9%
Hy-Tech Machine	1,889,000	11.6	1,560,000	10.1	329,000	21.1
Major customer	1,866,000	11.5	2,519,000	16.2	(653,000)	(25.9)
Other	357,000	2.2	287,000	1.9	70,000	24.4
Total	$16,236,000	100.0%	$15,499,000	100.0%	$737,000	4.8

During the fourth quarter of 2015 Hy-Tech continued to be negatively impacted by weakness in the global oil and gas sector. We believe that the reduced levels of oil and gas exploration and extraction has, among other things, resulted in the decline in our sale of drilling motors and related parts and sockets during the fourth quarter. However, the decline in Hy-Tech’s ATP revenue was partially offset by an increase in sales of ATSCO products this quarter compared to the fourth quarter of 2014. The Hy-Tech Machine revenue declined this quarter compared to the same period a year ago, due primarily to lower than normal level of orders from its customers in the specialty manufacturing, mine safety and railroad markets. With respect to Hy-Tech’s Major customer, we believe their decision to source internally, certain pneumatic impact wrenches from their facilities, has contributed in part to the decline in revenue.

 With respect to the full year 2015, the increase in ATP revenue, compared to the full year 2014, is primarily attributable to ATSCO product sales, partially offset by declines in revenue of non-ATSCO tools and parts, drilling motors and parts, as well as sockets. As discussed earlier, we believe, among other factors, that the reduction in oil and gas exploration and extraction has, throughout 2015, negatively impacted Hy-Tech’s overall revenue, most notably its ATP product line. According to information issued by Baker Hughes, a leading oil field services company, the total number of rotary rigs operating in the United States is 698, down from 1,811, or a 61.5% decline from one year ago. Until such time when major exploration and related activity levels return to recent historic levels, it is difficult to predict when this sector of the ATP category will improve. As such, Hy-Tech intends to continue to pursue alternate markets and customers with added focus on its ATSCO products and other pneumatic tool markets. In line with the aforementioned, its Hy-Tech Machine’s 2015 revenue improved more than 21%, when compared to full-year 2104. Despite a weaker fourth quarter of 2015, this product category improved its revenue this year compared to the prior year, due mainly to stronger demand from the markets and customers it serves. Lastly, revenue from Hy-Tech’s Major customer during full-year 2015 declined when compared to full-year 2014, as we believe this decline in revenue is due in part to their decision to source internally, certain pneumatic impact wrenches. It is therefore likely this customer, in future reporting periods, may no longer merit specific discussion in our MD&A.

Hardware

	Three months ended December 31,
	2015		2014		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Fence and gate hardware	$2,931,000	75.8%	$2,767,000	78.2%	$164,000	5.9%
OEM	526,000	13.6	411,000	11.6	115,000	28.0
Patio	410,000	10.6	360,000	10.2	50,000	13.9
Total	$3,867,000	100.0%	$3,538,000	100.0%	$329,000	9.3%

	Year ended December 31,
	2015		2014		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Fence and gate hardware	$17,265,000	80.7%	$15,551,000	82.2%	$1,714,000	11.0%
OEM	2,351,000	11.0	1,750,000	9.2	601,000	34.3
Patio	1,774,000	8.3	1,620,000	8.6	154,000	9.5
Total	$21,390,000	100.0%	$18,921,000	100.0%	$2,469,000	13.0%

Fence and gate hardware continued to be Nationwide’s primary product line, accounting for 75.8% of its fourth quarter of 2015 revenue. Key drivers that impact Nationwide’s revenue are: (i) housing starts and (ii) renovation and remodeling. The increase in Nationwide’s OEM products revenue is driven primarily by the addition of a new, lower margin customer that purchases pneumatic storm door closure kits. The increase in Patio revenue is due primarily to increased activity in the sale of foreclosed home units occurring principally in Florida.

As previously discussed, Nationwide’s growth is driven by, among other factors, the housing and remodeling markets. As such, its increase in total revenue during 2015, compared to 2014, is due primarily to an increase in both the number of housing starts and consumer spending in the remodeling and renovation sectors. According to the U.S. Census Bureau data released in January 2016, relating to 2015 new privately-owned housing starts, were at a seasonally adjusted annual rate of 1,149,000, or 6.4% above the December 2014 rate of 1,080,000. We believe that Nationwide’s revenue growth was due primarily to its continued product development and expanded salesforce in the United States, with improved sales to overseas customers, as well. The 34.3% increase in its OEM product line revenue is primarily due to Nationwide obtaining a new, low margin customer that purchases pneumatic storm door closing kits. Patio revenue during the full-year 2015 increased when compared to the same period in 2014, due primarily to an improved home repair market in the southeastern portion of the United States and improved inventory / service levels.

 Nationwide was sold by the Company effective February 11, 2016. See NOTE 12- SUBSEQUENT EVENTS in the accompanying Notes to Consolidated Financial Statements for discussion relating to such sale and related matters.

GROSS MARGIN

Consolidated

	Three months ended December 31,		Increase (decrease)
	2015	2014	Amount		%
Florida Pneumatic	$3,616,000	$3,686,000	$(70,000)		(1.9)%
As percent of respective revenue	35.8%	35.9%	(0.1	)% pts
Hy-Tech	$1,106,000	$1,768,000	$(662,000)		(37.4)
As percent of respective revenue	30.0%	43.3%	(13.3	)% pts
Total Tools	$4,722,000	$5,454,000	$(732,000)		(13.4)
As percent of respective revenue	34.3%	38.0%	(3.7	)% pts
Hardware	$1,403,000	$1,261,000	$142,000		11.3
As percent of respective revenue	36.3%	35.6%	0.7	% pts
Consolidated	$6,125,000	$6,715,000	$(590,000)		(8.8)
As percent of respective revenue	34.7%	37.5%	(2.8	)% pts

	Year Ended December 31,		Increase (decrease)
	2015	2014	Amount		%
Florida Pneumatic	$15,675,000	$13,676,000	$1,999,000		14.6%
As percent of respective revenue	35.6%	33.7%	1.9	% pts
Hy-Tech	$6,007,000	$6,342,000	$(335,000)		(5.3)
As percent of respective revenue	37.0%	40.9%	(3.9	)% pts
Tools	$21,682,000	$20,018,000	$1,664,000		8.3
As percent of respective revenue	35.9%	35.7%	0.2	% pts
Hardware	$8,246,000	$7,363,000	$883,000		12.0
As percent of respective revenue	38.6%	38.9%	(0.3	)% pts
Consolidated	$29,928,000	$27,381,000	$2,547,000		9.3
As percent of respective revenue	36.6%	36.5%	0.1	% pts

Tools

Florida Pneumatic’s Gross margin for the fourth quarter 2015 was essentially the same as the fourth quarter of 2014. Significant factors contributing to the decline in Hy-Tech’s fourth quarter 2015 gross margin compared to a year ago are: (i) lower machine hours, which negatively impacted its overhead absorption, (ii) lower sales of its higher margin drilling motors and related parts, which was driven by the on-going weakness in the oil and gas exploration and extraction sector, and (iii) its decision to manufacture certain products, deliverable to a key customer, originally committed to by the former ATSCO company, which currently generate little to no gross margin. Hy-Tech is currently in the process of attempting to redesign these tools, such that any future sale of these products should generate improved gross margins for these products.

Florida Pneumatic’s 2015 gross margin improved 1.9 percentage points over the same period in the prior year due primarily to $6.3 million of higher Automotive revenue, which generate slightly higher gross margins than Florida Pneumatic’s historical average. However, this improvement was somewhat offset by slight gross margin declines in its Retail and Industrial/catalog product lines, due primarily to product and or customer mix. Similar to the fourth quarter of 2015, Hy-Tech’s overall 2015 gross margin declined, compared to 2014. The oil and gas sector, which has been in decline for most of 2015, had a material negative impact on Hy-Tech’s 2015 gross margin. We believe that due to the weakness in the oil and gas sector, Hy-Tech encountered a decline in sales of its higher gross margin products such as drilling motors and related parts and accessories. As discussed above, its decision to produce certain products for a key customer has negatively affected its 2015 gross margins. As the manufacturing of the acquired ATSCO product line becomes more efficient, we anticipate that gross margins should improve, however, it is difficult to predict if or when the entire suite can be produced at gross margins similar to the gross margin Hy-Tech had generated in prior years.

Hardware

Nationwide’s fourth quarter 2015 gross margin improved slightly, 0.7 percentage points, when compared to the same period a year ago. Fence and gate hardware generate the highest gross margins, followed by OEM, then Patio. Contributing factors to this improvement included among other things: (i) a strong product mix within its Fence and gate hardware line, notably an increase over the prior year sales of specialty products, which tend to generate higher margin. However, 2015 Fence and gate hardware gross margins were partially offset by pricing pressure throughout 2015 impacting its Patio product line gross margins, as well as its decision to service a new, low margin OEM customer.

Significant factors contributing to Nationwide’s slight decline (0.3 percentage points) in its 2015 gross margins, compared to the same period in the prior year are new, lower gross margin OEM revenue and increased competitive pricing pressure. However, introduction of new products have partially mitigated this pressure.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses (“SG&A”) include, among other things, all compensation plus employee benefits and related costs, administrative facilities, communications, variable costs, promotional expenses for our direct sales and marketing staff, legal, accounting and other professional fees, as well as amortization and depreciation and general corporate overhead and engineering expenses. 2014 SG&A includes costs incurred in connection with the three acquisitions consummated during that year.

During the fourth quarter of 2015, our SG&A was $5,459,000 or 31.0% of revenue, down from $5,843,000, or 32.6% of revenue during the same three-month period in 2014. Significant items contributing to this reduction include: (i) incremental variable costs and expenses, which include such things as commissions, warranty costs, freight out and advertising/promotional fees, decreased by $274,000 during the fourth quarter of 2015, compared to the same period in the prior year, and (ii) compensation, which is comprised of base salaries and wages, accrued performance-based bonus incentives, associated payroll taxes and employee benefits declined $142,000, when comparing the fourth quarter of 2015 to the same period in the prior year. The primary component of this reduction is lower consolidated performance-based bonus incentives for the three-month period ended December 31, 2015, compared to the same period in 2014. In 2014, we recorded a benefit or reduction of $87,000, as we settled a matter with the U.S. Customs, which originated in 2012, whereas no such credit occurred in the fourth quarter of 2015.

Our SG&A incurred for the full year 2015 was $23,969,000, or 29.3% of revenue, compared to $23,064,000, or 30.7% of revenue in 2014. Primarily the result of the three acquisitions completed in 2014, our depreciation and amortization increased by $593,000 and our compensation expenses reflected a net increase of $433,000, with base salaries increasing, primarily due to the acquisitions partially offset by lower performance–based bonus incentives. Other factors include an increase in bad debt expenses of $156,000, due primarily to reduction adjustments made during the second quarter of 2014, which lowered our 2014 bad debt expense. Lastly, our professional fees and transaction expenses, in the aggregate declined $427,000, and our non-cash, stock-based compensation declined by $126,000.

INTEREST

The decrease in fourth quarter interest expense applicable to our short-term, or revolver borrowings is due primarily to the reduction of the revolver balance, which in turn was due primarily to lower borrowings and greater cash flows, compared to the fourth quarter of 2014. With respect to the decline of Term loan interest, in connection with the ATSCO acquisition in August 2014, we borrowed $3,000,000 from our bank. This borrowing was to be repaid in 36 consecutive monthly payments of $83,000, with an additional mandatory repayment each year equal to 50% of our Excess Cash Flow (as defined in the Restated Loan Agreement) for such year, if any. As the result of computing the Excess Cash Flow for the year 2014, in April 2015, we repaid the balance of this borrowing, which was approximately $2.4 million from funds available in our revolver. As a result, while there was Term loan interest expense incurred during the fourth quarter of 2014, there was no Term loan interest expense in the fourth quarter of 2015. Additionally, included in our interest expense is amortization expense of debt financing costs.

The average balance of short-term borrowings during the fourth quarter of 2015 was $10,883,000, compared to $15,072,000 during the same period in 2014. The average balance of short-term borrowings during 2015 was $13,818,000, compared to $7,436,000 during 2014.

The increase in interest incurred on our short-term borrowings during 2015, compared to 2014, is primarily due to the financing of the three acquisitions completed during the third quarter of 2014. However, we believe it is likely that, subject to major increases in the LIBOR or Base Rates charged by our bank or a major use of funds, interest expense incurred on our short-term borrowings should continue to decline. Interest expense incurred during 2015 on our long-term borrowings declined due primarily to the settlement in full of the $3,000,000 term loan discussed above. Lastly, amortization expense of debt financing costs increased primarily due to an amendment to our Credit Facility with our bank, which was entered into in August of 2014 and in place for the full year of 2015.

See Liquidity and Capital Resources elsewhere in this Management’s Discussion and Analysis section for further information regarding our bank loans.

Interest expense attributable to:	Three months ended December 31,		Increase (Decrease)
	2015	2014	Amount	%
Short-term borrowings	$65,000	$94,000	$(29,000)	(30.9)%
Term loans, including Capital Expenditure Term Loans	56,000	83,000	(27,000)	(32.5)
Amortization expense of debt financing costs	28,000	28,000	—	—

Total	$149,000	$205,000	$(56,000)	(27.3)%

Interest expense attributable to:	Year Ended December 31,		Increase (Decrease)
	2015	2014	Amount	%
Short-term borrowings	$357,000	$172,000	$185,000	107.6%
Term loans, including Capital Expenditure Term Loans	247,000	274,000	(27,000)	(9.9)
Amortization expense of debt financing costs	111,000	94,000	17,000	18.1

Total	$715,000	$540,000	$175,000	32.4%

Other income

In connection with the UAT acquisition, there was the possibility that we could pay as additional consideration to the former shareholders of UAT (the “Sellers”) up to a maximum of £250,000 (“contingent consideration”), should UAT’s net earnings, during the period from date of acquisition, July 29, 2014 through the first anniversary date, July 29, 2015, after adjusting for among other things, interest, taxes, depreciation and amortization (“adjusted net income”) exceed a minimum threshold. At the time of the acquisition we believed, based on a range of possible outcomes that it was more likely than not, that UAT would achieve the amount of adjusted net income that would entitle the Sellers to the maximum amount and, accordingly recorded in July 2014, a $425,000 obligation as contingent consideration (£250,000 at the then foreign exchange rate). Based upon projected results, at June 30, 2015, we adjusted the estimated contingent consideration payable to the Sellers to $224,000. Subsequently, we and the Sellers have agreed that the contingent consideration payable to the Sellers shall be £193,435, or approximately $299,000, which was paid to the Sellers in October 2015. As a result of finalizing the contingent consideration payable to the Sellers we recognized $126,000 as Other income 2015.

INCOME TAX EXPENSE

The effective tax rates for the years ended December 31, 2015 and 2014, respectively, were 34.0% and 44.9%, respectively.  The primary factors affecting the 2015 effective tax rate were nondeductible expenses, reversal of liability for contingent purchase price, and state income taxes. The primary factors affecting the 2014 effective tax rate were nondeductible expenses, reversal of liabilities of deconsolidated subsidiary and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flows from operations can be somewhat cyclical, with the greatest demand for cash typically in the first and third quarters. We monitor such metrics as days’ sales outstanding, inventory requirements, accounts payable and capital expenditures to project liquidity needs, as well as evaluate return on assets. Our primary sources of funds are operating cash flows and our Revolver Loan (“Revolver”) with our bank.

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	December 31,
	2015	2014
Working capital	$19,267,000	$13,927,000
Current ratio	2.09 to 1	1.59 to 1
Shareholders’ equity	$43,642,000	$39,991,000

Credit Facility

We entered into a Loan and Security Agreement in October 2010, as amended (“Credit Agreement”), with Capital One Business Credit Corp., formerly known as Capital One Leverage Finance Corporation, as agent and lender (“COBC”). COBC’s rights and obligations as agent and lender were subsequently assigned to, and assumed by, Capital One, National Association, and for the purposes of this Report the lender shall be referred to as “Capital One”. As of December 31, 2015, the Credit Agreement was to expire on December 19, 2017 (the “Maturity Date”). The Credit Agreement provides for Revolver borrowings, which are secured by our accounts receivable, mortgages on our real property located in Cranberry, PA, Jupiter, FL and Tampa, FL, inventory and equipment. P&F and certain of its subsidiaries are borrowers under the Credit Agreement, and their obligations are cross-guaranteed by certain other subsidiaries. Revolver borrowings bear interest at either LIBOR (London InterBank Offered Rate) or the Base Rate, as defined in the Credit Agreement (“Base Rate”), plus the Applicable Margin (the “Applicable Margin”), as defined in the Credit Agreement. The interest rate, either LIBOR or Base Rate, which is added to the Applicable Margin, is at our option and subject to limitations on the number of LIBOR borrowings.

 Contemporaneously with the ATSCO acquisition on August 13, 2014, we entered into an Amended and Restated Loan and Security Agreement (the “Restated Loan Agreement”) with Capital One. The Restated Loan Agreement, among other things, amended the Credit Agreement by: (1) increasing the total amount of the credit facility from $29,423,000 to $33,657,000, (2) increasing the Revolver from $20,000,000 to $22,000,000, (3) creating a new, $3,000,000 Term Loan, as defined in the Restated Loan Agreement (“Term Loan B”), and (4) re-designating as “Term Loan A”, the previously existing outstanding Term Loan, which relates primarily to the Company’s real property.

The balance of Revolver borrowings outstanding was $9,623,000 and $11,817,000 at December 31, 2015 and 2014, respectively. Applicable Margins added to Revolver borrowings at LIBOR and the Base Rate were 2.00% and 1.25%, respectively, at December 31, 2015, and 2.25% and 1.25%, respectively, at December 31, 2014.

The Restated Loan Agreement also provided for a $7,000,000 Term Loan A, which is secured by mortgages on the Real Property, accounts receivable, inventory and equipment.  The balance due on the Term Loan A at December 31, 2015 and 2014 was $6,160,000 and $6,440,000, respectively. Term Loan A is repaid approximately $23,000 each month, with the remaining balance due at the Maturity Date.  Term Loan A borrowings incur interest at LIBOR or the Base Rate plus the Applicable Margins, which were 3.00% and 2.00%, respectively, at December 31, 2015 and 2014.

The Restated Loan Agreement provided for a Term Loan B, pursuant to which we borrowed the maximum principal amount of $3,000,000, which funds were used in connection with the ATSCO acquisition. This Term Loan B was to be repaid in 36 consecutive monthly payments of $83,000, with an additional mandatory repayment each year equal to 50% of the Company’s Excess Cash Flow (as defined in the Restated Loan Agreement) for such year, if any. As the result of our determination of the Excess Cash Flow for the year ended December 31, 2014, in April 2015, we repaid $2,417,000, which was the balance of the Term Loan B at March 31, 2015, with funds available from our Revolver. In accordance with the terms set forth in the Restated Loan Agreement, funds cannot be re-borrowed from this Term Loan B.

Additionally, we borrowed $380,000 and $519,000 in March 2012 and September 2012, respectively, as loans primarily for machinery and equipment (“Capex Term Loans”). Currently, the maximum amount we can borrow as a Capex Term Loan is $2,123,000. As such, if necessary, we could borrow an additional $1,224,000, under the terms of the current credit facility. Repayment of the two Capex Term Loans is based on sixty-month amortization periods, resulting in repayments of approximately $6,000 and $9,000, respectively. Applicable Margins added to these Capex Term Loans at December 31, 2015 and 2014 were 3.0% and 2.0%, respectively, for borrowings at LIBOR and the Base Rate. Once repaid, funds cannot be re-borrowed from this portion of the Restated Loan Agreement.

The aggregate amounts of long-term debt scheduled to mature in each of the years are, approximately as follows:

2016	$491,000
2017	6,000,000
$6,491,000

We are required to provide Capital One among other things, monthly financial statements, monthly borrowing base certificates and certificates of compliance with various financial covenants. We believe we are in compliance with all financial and non-financial covenants. As part of the Restated Loan Agreement, if an event of default occurs, the interest rate would increase by two percent per annum during the period of default, in addition to other remedies provided to Capital One.

At December 31, 2015, we had $14,898,000 of open purchase order commitments, compared to $15,637,000 at December 31, 2014.

Other Information

Effective February 11, 2016, contemporaneously with the sale of Nationwide, the Company entered into the Consent and Second Amendment to the Amended and Restated Loan and Security Agreement with its bank, Capital One. The sale of Nationwide provided sufficient funding to pay down all of its obligations to Capital One. Further, the amended Credit Agreement, among other things: (i) reduced our credit facility to $10,600,000; (ii) reduced all applicable margin rates, and (iii) lowered certain recurring fees. See NOTE 12 – SUBSEQUENT EVENTS, in the Notes to Consolidated Financial Statements, for further discussion.

On March 8, 2016, our Board of Directors declared a special, one-time cash dividend of $0.50 per share payable on April 4, 2016, to stockholders of record at the close of business on March 21, 2016. The total amount of this special dividend payment will be approximately $1.8 million based on the current number of shares outstanding. Further, our Board of Directors also announced that it approved the initiation of a dividend policy under which we intend to declare a cash dividend to our stockholders in the amount of $0.20 per share per annum, payable in equal quarterly installments. In conjunction therewith, our Board of Directors declared an initial quarterly cash dividend of $0.05 per share to stockholders of record at the close of business on March 31, 2016. This dividend is payable on April 14, 2016.

Cash Flows

Cash provided by operating activities for the years ended December 31, 2015 and 2014 was $6,573,000, and $8,716,000, respectively.

At December 31, 2015, our net cash balance was $927,000, compared to $1,011,000 at December 31, 2014. As discussed above, with respect to daily cash flows, we operate under the terms and conditions of the Revolver. As a result, all domestic cash receipts are remitted to Capital One lock-boxes. Thus, cash on hand is primarily cash disbursements that have not yet cleared our operating accounts at Capital One, or funds residing in lock-boxes which have not yet been applied. We were able to reduce our total bank debt to $16,066,000 at December 31, 2015 from $21,387,000 at December 31, 2014. The aforementioned resulted in our total debt to total book capitalization (total debt divided by total debt plus equity), percentage falling to 27.0% at December 31, 2015, from to 34.9% at December 31, 2014. We anticipate being able to generate cash from operations during 2016.

Capital spending during the year ended December 31, 2015 was $1,422,000, compared to $1,072,000 in 2014. Capital expenditures currently planned for 2016 is approximately $1,600,000, which we expect will be financed through our Restated Loan Agreement and with repayments being made through cash flows. The major portion of these planned capital expenditures will be for computer numerical control (“CNC”) equipment to be used at Hy-Tech, with the balance for tooling required for new product development at other operating subsidiaries.

Customer concentration

Within our Tools segment we have two retail customers that accounted for 9.9% and 31.1%, respectively, at December 31, 2015, of our consolidated accounts receivable, compared to 17.7% and 25.6%, respectively, at December 31, 2014. To date, these customers, with minor exceptions, are current in their payments. Further, these two customers accounted for 8.6% and 21.0%, respectively, of our 2015 consolidated revenue, compared to 12.2% and 23.1%, respectively, in 2014.

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

AFFORDABLE CARE ACT

The Affordable Care Act (the “ACA”), which was adopted in 2010 and is being phased in over several years, significantly affects the provision of both health care services and benefits in the United States. The ACA may impact our cost of providing our employees with health insurance and/or benefits, and may also impact various other aspects of our business. The ACA did not have a material impact on our fiscal 2015 and 2014 financial results.

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

P&F INDUSTRIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of P&F Industries, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of P&F Industries, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for the years then ended. P&F Industries, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of P&F Industries, Inc. and Subsidiaries as of December 31, 2015 and 2014 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP
Jericho, New York

March 30, 2016

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014

ASSETS
CURRENT ASSETS

Cash	$927,000	$1,011,000
Accounts receivable — net	9,722,000	9,547,000
Inventories – net	23,994,000	24,335,000
Deferred income taxes— net	1,131,000	1,149,000
Prepaid expenses and other current assets	1,124,000	1,529,000
TOTAL CURRENT ASSETS	36,898,000	37,571,000

PROPERTY AND EQUIPMENT
Land	1,550,000	1,550,000
Buildings and improvements	7,746,000	7,683,000
Machinery and equipment	21,529,000	20,460,000
	30,825,000	29,693,000
Less accumulated depreciation and amortization	20,585,000	19,101,000
NET PROPERTY AND EQUIPMENT	10,240,000	10,592,000

GOODWILL	12,027,000	11,980,000

OTHER INTANGIBLE ASSETS — net	11,110,000	12,437,000

OTHER ASSETS — net	303,000	514,000

TOTAL ASSETS	$70,578,000	$73,094,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES

Short-term borrowings	$9,623,000	$11,817,000
Accounts payable	3,556,000	3,160,000
Accrued compensation and benefits	1,965,000	2,569,000
Accrued other liabilities	1,996,000	2,931,000
Current maturities of long-term debt	491,000	3,167,000
TOTAL CURRENT LIABILITIES	17,631,000	23,644,000

Long-term debt, less current maturities	6,000,000	6,493,000
Deferred tax liabilities – net	3,077,000	2,720,000
Other liabilities	228,000	246,000

TOTAL LIABILITIES	26,936,000	33,103,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock:
Class A - $1 par; authorized - 7,000,000 shares; issued - 4,170,000 at December 31, 2015 and 4,139,000 at December 31, 2014	4,170,000	4,139,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	12,884,000	12,695,000
Retained earnings	31,495,000	27,951,000
Treasury stock, at cost - 554,000 shares at December 31, 2015 and 2014	(4,566,000)	(4,566,000)
Accumulated other comprehensive loss	(341,000)	(228,000)

TOTAL SHAREHOLDERS’ EQUITY	43,642,000	39,991,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$70,578,000	$73,094,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years ended December 31,
	2015	2014
Net revenue	$81,702,000	$75,035,000
Cost of sales	51,774,000	47,654,000
Gross profit	29,928,000	27,381,000
Selling, general and administrative expenses	23,969,000	23,064,000
Operating income	5,959,000	4,317,000
Other income	(126,000)	—
Interest expense	715,000	540,000
Income before income taxes	5,370,000	3,777,000
Income tax expense	1,826,000	1,697,000

Net income	$3,544,000	$2,080,000

Basic earnings per share	$0.98	$0.56

Diluted earnings per share	$0.94	$0.54

Weighted average common shares outstanding:
Basic	3,607,000	3,706,000

Diluted	3,771,000	3,884,000

Net income	$3,544,000	$2,080,000
Other comprehensive loss - foreign currency translation adjustment	(113,000)	(228,000)
Total comprehensive income	$3,431,000	$1,852,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Class A Common Stock, $1 Par		Additional paid-in	Retained	Treasury stock		Accumulated other comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss

Balance, January 1, 2014	$38,730,000	4,038,000	$4,038,000	$11,798,000	$25,871,000	(344,000)	$(2,977,000)	$—

Net income	2,080,000	—	—	—	2,080,000	—	—	—

Exercise of stock options	745,000	98,000	98,000	653,000	—	(1,000)	(6,000)	—

Purchase of common stock	(1,583,000)	—	—	—	—	(209,000)	(1,583,000)	—

Issuance of restricted common stock	27,000	3,000	3,000	24,000	—	—	—	—

Stock-based compensation	220,000	—	—	220,000	—	—	—	—

Foreign currency translation adjustment	(228,000)	—	—	—	—	—	—	(228,000)

Balance, December 31, 2014	39,991,000	4,139,000	4,139,000	12,695,000	27,951,000	(554,000)	(4,566,000)	(228,000)

Net income	3,544,000	—	—	—	3,544,000	—	—	—

Exercise of stock options	73,500	23,500	23,500	50,000	—	—	—	—

Issuance of restricted common stock	42,500	7,500	7,500	35,000	—	—	—	—

Stock-based compensation	86,000	—	—	86,000	—	—	—	—

Tax benefit on stock-based compensation	18,000	—	—	18,000	—	—	—	—

Foreign currency translation adjustment	(113,000)	—	—	—	—	—	—	(113,000)

Balance, December 31, 2015	$43,642,000	4,170,000	$4,170,000	$12,884,000	$31,495,000	(554,000)	$(4,566,000)	$(341,000)

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2015	2014
Cash Flows from Operating Activities
Net income	$3,544,000	$2,080,000

Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash charges:
Depreciation and amortization	1,720,000	1,551,000
Amortization of other intangible assets	1,295,000	718,000
Amortization of debt issue costs	111,000	94,000
Provision for/(recovery of) doubtful accounts	18,000	(90,000)
Stock-based compensation	86,000	220,000
Restricted stock-based compensation	43,000	27,000
(Gain) loss on sale of fixed assets	(2,000)	14,000
Deferred income taxes	382,000	1,458,000
Fair value reduction in contingent consideration	(126,000)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(215,000)	1,233,000
Inventories	223,000	1,670,000
Prepaid expenses and other current assets	401,000	250,000
Other assets	101,000	79,000
Accounts payable	408,000	(318,000)
Accrued compensation and benefits	(595,000)	492,000
Accrued other liabilities	(804,000)	(746,000)
Other liabilities	(17,000)	(16,000)
Total adjustments	3,029,000	6,636,000
Net cash provided by operating activities	6,573,000	8,716,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2015	2014
Cash Flows from Investing Activities:
Capital expenditures	$(1,422,000)	$(1,072,000)
Proceeds from disposal of assets	48,000	15,000
Purchase of net assets Air Tool Service Company	—	(7,659,000)
Purchase of Exhaust Technologies, Inc.	—	(10,377,000)
Purchase of Universal Air Tool Company Limited, net of cash acquired of $14,000	—	(1,792,000)
Net cash used in investing activities	(1,374,000)	(20,885,000)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	73,000	745,000
Purchase of Class A common stock	—	(1,583,000)
Proceeds from short-term borrowings	72,347,000	84,167,000
Repayments of short-term borrowings	(74,541,000)	(72,710,000)
Proceeds from term loan	—	3,000,000
Repayments of term loans	(3,127,000)	(793,000)
Proceeds from notes payable	—	66,000
Repayments of notes payable	(39,000)	(21,000)
Bank financing costs	—	(44,000)
Excess tax benefit on stock-based compensation	18,000	—
Net cash (used in) provided by financing activities	(5,269,000)	12,827,000
Effect of exchange rate changes on cash	(14,000)	(60,000)
Net (decrease) increase in cash	(84,000)	598,000
Cash at beginning of year	1,011,000	413,000
Cash at end of year	$927,000	$1,011,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$615,000	$415,000

Income taxes	$1,626,000	$143,000

Supplemental disclosures of non-cash investing and financing activities:
Exchange of fixed assets	$64,000	—
Contingent Consideration on Acquisition	$—	$425,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

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

Tools

The Company conducts its Tools business through a wholly-owned subsidiary, Continental Tool Group, Inc. (“Continental”), which in turn currently operates through its wholly-owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”). During the third quarter of 2014, the Company acquired Exhaust Technologies Inc. (“ETI”), a developer and distributor of pneumatic tools, through a merger between a newly formed, wholly-owned subsidiary of Florida Pneumatic and ETI. Further, in July 2014, Florida Pneumatic acquired all of the outstanding shares of Universal Air Tool Company Limited (“UAT”), a distributor of pneumatic tools located in High Wycombe, England. UAT markets pneumatic tools to the automotive market sector primarily in the United Kingdom and Ireland. This acquisition provides the Company with direct entry into the European pneumatic tool market for the Company’s entire suite of air tool products. Both ETI and UAT are wholly-owned subsidiaries of Florida Pneumatic, and unless otherwise indicated, the operations and results of operations of Florida Pneumatic herein include ETI and UAT as of the respective dates such companies were acquired. Additionally, during the third quarter of 2014, the Company acquired substantially all the assets of Air Tool Service Company (“ATSCO”), through a wholly-owned subsidiary of Hy-Tech, and unless otherwise indicated, the operations and results of operations of Hy-Tech herein include ATSCO as of the date the business was acquired.

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

Hy-Tech manufactures and distributes its own line of industrial pneumatic tools, such as impact wrenches, grinders, drills, and motors. Further, it also manufactures tools to customer specifications. Its customers include refineries, chemical plants, power generation facilities, heavy construction enterprises, and oil and mining companies. In addition, Hy-Tech manufactures an extensive line of pneumatic tool replacement parts that are sold to original equipment manufacturers (“OEMs”), and competitively. It also manufactures and distributes high pressure stoppers for hydrostatic testing fabricated pipe, gears, sprockets, splines and racks and produces a line of siphons.

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

See NOTE 12- SUBSEQUENT EVENTS, for discussion relating to the sale of Nationwide.

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

Shipping and Handling Costs

Expenses for shipping and handling costs are included in selling, general and administrative expenses, and totaled approximately $2,384,000 and $2,081,000, respectively, for the years ended December 31, 2015 and 2014.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held in bank demand deposits. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2015 and 2014.

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and short-term debt approximate fair value as of December 31, 2015 and 2014 because of the relatively short-term maturity of these financial instruments. The carrying amounts reported for long-term debt approximate fair value as of December 31, 2015 and 2014 because, in general, the interest rates underlying the instruments fluctuate with market rates.

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

The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. The Company also records as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and the Company’s assessment of the general financial conditions affecting its customer base. If actual collection experience changes, revisions to the allowance may be required. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in the creditworthiness of any of these customers could have a material effect on the Company’s results of operations in the period in which such changes or events occur. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. Based on the information available, the Company believes that its allowance for doubtful accounts as of December 31, 2015 is adequate. However, actual write-offs might exceed the recorded allowance.

Concentrations of Credit Risk

The Company places the majority of its cash with its primary bank, Capital One Bank, National Association (“Capital One”), which is insured by the Federal Deposit Insurance Corporation (“FDIC”). Significant concentrations of credit risk may arise from the Company’s cash maintained at Capital One, as from time to time cash balances may exceed the FDIC limits.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable. Within our Tools segment we have two customers that in the aggregate, as of December 31, 2015 and 2014, accounted for 41.0% and 43.3%, respectively, of our consolidated accounts receivable. To date, these customers, with few exceptions, are current in their payments.

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

Acquisitions

The Company accounts for acquired businesses using the purchase method of accounting, which requires that the assets acquired, liabilities assumed, and contingent consideration, if any, are recorded as of the date of the acquisition at their respective fair values. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred and that restructuring costs be expensed in periods subsequent to the acquisition date. Generally, the Company engages third party valuation appraisal firms to assist it in determining the fair values and useful lives of the assets acquired and liabilities assumed. The Company records a preliminary purchase price allocation for its acquisitions and finalizes purchase price allocations as additional information relative to the fair values of the assets acquired become known.

Goodwill, Intangible and Long-Lived Assets

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

Advertising

The Company expenses its costs of advertising in the period in which they are incurred. Advertising costs for the years ended December 31, 2015 and 2014 were $1,239,000 and $1,642,000, respectively.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Years Ended December 31,
	2015	2014
Numerator:
Numerator for basic and diluted income per common share:
Net income	$3,544,000	$2,080,000
Denominator:
Denominator for basic income per share—weighted average common shares outstanding	3,607,000	3,706,000
Effect of dilutive securities:
Stock options	164,000	178,000
Denominator for diluted income per share—adjusted weighted average common shares and assumed conversions	3,771,000	3,884,000

At December 31, 2015 and 2014 and during the years then ended, there were outstanding stock options whose exercise prices were higher than the average market values for the respective periods. These options are anti-dilutive and were excluded from the computation of diluted earnings per share during the years ended December 31, 2015 and 2014. The average anti-dilutive options outstanding for the years ended December 31, 2015 and 2014 were 134,000 and 219,547, respectively.

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

Foreign Currency Translation

The assets and liabilities of international operations are translated at the exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated at the monthly average exchange rates. Adjustments arising from the translation of the foreign currency financial statements of the Company's international operations are reported as a component of "Accumulated other comprehensive loss" in the Company's consolidated balance sheets.

For foreign currency remeasurement from each local currency into the appropriate functional currency, monetary assets and liabilities are remeasured to functional currencies using current exchange rates in effect at the balance sheet date. Gains or losses from these remeasurements were not significant and have been included in the Company’s consolidated statements of income and comprehensive income. Non-monetary assets and liabilities are recorded at historical exchange rates, and the related remeasurement gains or losses are reported as a component of "Accumulated other comprehensive loss" in the Company's consolidated balance sheets.

New Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2016-02, Leases. This ASU is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years; earlier adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. Practical expedients are available for election as a package and if applied consistently to all leases. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial condition, results of operations and cash flows.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 is aimed at reducing complexity in accounting standards. Currently, GAAP requires the deferred taxes for each jurisdiction to be presented as a net current asset or liability and net noncurrent asset or liability. This requires a jurisdiction-by-jurisdiction analysis based on the classification of the assets and liabilities to which the underlying temporary differences relate, or, in the case of loss or credit carryforwards, based on the period in which the attribute is expected to be realized. Any valuation allowance is then required to be allocated on a pro rata basis, by jurisdiction, between current and noncurrent deferred tax assets. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability.

The guidance does not change the existing requirement that only permits offsetting within a jurisdiction, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The new guidance is effective in fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted as of the beginning of an interim or annual reporting period. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively by reclassifying the comparative balance sheet. This ASU is expected to have no impact on the Company’s results of operations.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date, which defers by one year the mandatory effective date of its revenue recognition standard, and provides entities the option to adopt the standard as of the original effective date. The new standard is now effective for annual reporting periods beginning after December 15, 2017, which for us is January 1, 2018, and interim periods within those annual periods. Early adoption is now permitted, but not before the original effective date, which for us is January 1, 2017. We are currently evaluating the impact, if any, this new standard will have on our consolidated financial statements, when we will adopt the new standard, and the method of adoption.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 requires entities to measure most inventories at the lower of cost or net recognizable value, simplifying the current requirement that inventories be measured at the lower of cost or market. The ASU will not apply to inventories that are measured using the last-in, first-out method or retail inventory method. The guidance will be effective prospectively for annual periods, and interim periods within those annual periods, that begin after December 15, 2016; earlier adoption is permitted. This guidance is not expected to have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

The Company does not believe that any recently issued accounting standards, in addition to those referenced above, if adopted, would have a material effect on its consolidated financial statements.

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

Twelve months ended December 31, 2014 (Unaudited)
Revenue	$83,355,000
Net income	$3,075,000
Earnings per share - basic	$0.83
Earnings per share - diluted	$0.79

NOTE 3—ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable—net consists of:

	December 31, 2015	December 31, 2014
Accounts receivable	$9,886,000	$9,693,000
Allowance for doubtful accounts	(164,000)	(146,000)
	$9,722,000	$9,547,000

NOTE 4—INVENTORIES-NET

Inventories consist of:

	December 31, 2015	December 31, 2014
Raw materials	$2,128,000	$2,014,000
Work in process	1,395,000	1,433,000
Finished goods	20,471,000	20,888,000
	$23,994,000	$24,335,000

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets with indefinite lives are tested annually or whenever events or circumstances indicate the carrying value of these assets may not be recoverable.  In accordance with authoritative guidance issued by the FASB, the Company performed an annual impairment test of goodwill and indefinite-lived intangible assets during the fourth quarter based on conditions as of November 30, 2015.

The impairment testing is performed in two steps: (i) The Company compares the fair value of a reporting unit with its carrying value, and (ii) if there is impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The revised fair value of a reporting unit is allocated to the assets and liabilities of the business unit to arrive at an implied fair value of goodwill, based upon known facts and circumstances, as if the acquisition occurred at that time. In 2015, with respect to Florida Pneumatic and Hy-Tech, the Company determined the fair value using the income approach methodology of valuation, which considers the expected present value of future cash flows. As an integral part of the valuation process the Company utilizes its latest cash flows forecasts for the next four fiscal years, and then applies projected minimal growth for all remaining years, based upon available statistical data and management’s estimates.  The result of the Company’s Step one impairment test for both Florida Pneumatic and Hy-Tech determined that the fair value of each reporting unit exceeded the carrying value and, as such, no impairment to Goodwill and other intangible assets was recorded in 2015. With respect to Nationwide, the Company performed a qualitative impairment analysis on its goodwill. The Company determined that Nationwide’s fair value exceeded its reported book value at November 30, 2015. As such, no impairment was indicated and no further testing was required.

The changes in the carrying amount of goodwill by segment for 2014 and 2015 are as follows:

	Consolidated	Tools	Hardware
Balance, January 1, 2014	$5,150,000	$3,277,000	$1,873,000
Acquisition of ETI, UAT and ATSCO	6,845,000	6,845,000	—
Currency translation adjustments	(15,000)	(15,000)	—
Balance December 31, 2014	11,980,000	10,107,000	1,873,000
Adjustment to Acquisition of ATSCO	62,000	62,000	—
Currency translation adjustments	(15,000)	(15,000)	—
Balance, December 31, 2015	$12,027,000	$10,154,000	$1,873,000

Other intangible assets were as follows:

	December 31, 2015			December 31, 2014
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships(1)	$13,185,000	$5,386,000	$7,799,000	$13,194,000	$4,551,000	$8,643,000
Trademarks and trade names(1)	2,015,000	—	2,015,000	2,035,000	—	2,035,000
Engineering drawings	410,000	159,000	251,000	410,000	120,000	290,000
Licensing	305,000	293,000	12,000	305,000	235,000	70,000
Non-compete agreements(1)	362,000	134,000	228,000	368,000	41,000	327,000
Patents	1,205,000	400,000	805,000	1,205,000	133,000	1,072,000
Totals	$17,482,000	$6,372,000	$11,110,000	$17,517,000	$5,080,000	$12,437,000

(1)	A portion of these intangibles are maintained in a foreign currency, and are therefore subject to foreign exchange rate fluctuations.

As of December 31, 2015, the Company has no accumulated impairment losses.

The weighted-average amortization periods (in years) related to other intangible assets are as follows:

	December 31, 2015	December 31, 2014
Customer relationships	10.0	10.9
Trademarks and trade names	—	—
Engineering drawings	8.5	9.2
Licensing	0.3	1.2
Non-compete agreements	2.7	3.6
Patents	5.8	6.1

Amortization expense for intangible assets was approximately $1,295,000 and $718,000, respectively, for the years ended December 31, 2015 and 2014.

Amortization expense for each of the next five years and thereafter is estimated to be as follows

2016	$1,247,000
2017	1,115,000
2018	974,000
2019	940,000
2020	769,000
Thereafter	4,050,000
$9,095,000

There were no impairment charges recorded for the years ended December 31, 2015 and 2014.

NOTE 6—DEBT

SHORT-TERM

The Company entered into a Loan and Security Agreement in October 2010, as amended (“Credit Agreement”), with Capital One Business Credit Corp., formerly known as Capital One Leverage Finance Corporation, as agent and lender (“COBC”). COBC’s rights and obligations as agent and lender were subsequently assigned to, and assumed by Capital One, National Association, and for the purposes of this Report the lender and agent under the Credit Agreement and any amendments and/or restatements thereto shall be referred to as “Capital One”. As of December 31, 2015, the Credit Agreement was to expire on December 19, 2017, (the “Maturity Date”). The Credit Agreement provides for a Revolver Loan (“Revolver”), borrowings under which are secured by the Company’s accounts receivable, mortgages on its real property located in Cranberry, PA, Jupiter, FL and Tampa, FL (“Real Property”),  inventory and equipment. P&F and certain of its subsidiaries are borrowers under the Credit Agreement, and their obligations are cross-guaranteed by certain other subsidiaries. At the Company’s option, Revolver borrowings bear interest at either LIBOR (London InterBank Offered Rate) or the Base Rate, as defined in the Credit Agreement (“Base Rate”), plus the Applicable Margin (the “Applicable Margin”), as defined in the Credit Agreement. The interest rate, either LIBOR or Base Rate, which is added to the Applicable Margin, is at the option of the Company, subject to limitations on the number of LIBOR borrowings.

Contemporaneously with the ATSCO acquisition described in Note 2, the Company, on August 13, 2014, entered into an Amended and Restated Loan and Security Agreement, (the “Restated Loan Agreement”), with Capital One. The Restated Loan Agreement, among other things, amended the Credit Agreement by: (1) increasing the total amount of the credit facility from $29,423,000 to $33,657,000, (2) increasing the Revolver from $20,000,000 to $22,000,000, (3) creating a new Term Loan, as defined in the Restated Loan Agreement (“Term Loan B”), and (4) re-designating as “Term Loan A”, the previously existing outstanding Term Loan, which relates primarily to the Company’s real property. In addition, the Restated Loan Agreement also reset certain financial covenants.

At December 31, 2015 and 2014, the balance of Revolver borrowings outstanding was $9,623,000 and $11,817,000, respectively. Applicable Margins added to Revolver borrowings at LIBOR and the Base Rate were 2.00% and 1.25%, respectively, at December 31, 2015 and were 2.25% and 1.25%, respectively, at December 31, 2014.

	LIBOR	Base Rate

Range of Applicable Margins added to Revolver borrowings during:
2015	2.00 points to 2.50 points	1.00 points to 1.50 points

2014	1.50 points to 2.25 points	0.50 points to 1.25 points

The Company is required to provide Capital One with, among other things, monthly financial statements, monthly borrowing base certificates and certificates of compliance with various financial covenants. The Company believes it is in compliance with all covenants under the Restated Loan Agreement. As part of the Restated Loan Agreement, if an event of default occurs, the interest rate would increase by two percent per annum during the period of default, in addition to other remedies provided to Capital One.

LONG-TERM

The Restated Loan Agreement also provides for Term Loan A, which is secured by mortgages on the Real Property, accounts receivable, inventory and equipment.  Term Loan A borrowings can be at either LIBOR, or at the Base Rate, as defined in the Restated Loan Agreement, or a combination of the two plus the Applicable Margins, which for LIBOR borrowings at December 31, 2015 and 2014 was 3.0%. The Applicable Margins for borrowings at the Base rate was 2.0% at December 31, 2015 and 2014.

Additionally, the Restated Loan Agreement provided for a Term Loan B, pursuant to which the Company borrowed the maximum principal amount of $3,000,000 in connection with the ATSCO acquisition. Term Loan B borrowings incurred interest at LIBOR or the Base Rate or a combination, plus the Applicable Margins. This Term Loan B was scheduled to be repaid in 36 consecutive monthly payments of $83,000, with additional mandatory repayments each year equal to 50% of the Company’s Excess Cash Flow (as defined in the Restated Loan Agreement) for such year, if any. As the result of the Company’s Excess Cash Flow for the year ended December 31, 2014, on April 2, 2015 the Company repaid $2,417,000, which was the balance of the Term Loan B, with funds available from its Revolver.

The Company borrowed $380,000 and $519,000 in March 2012 and September 2012, respectively, as loans primarily for machinery and equipment (“Capex Term Loans”). Applicable Margins added to these Capex Term Loans at December 31, 2015 and 2014 were 3.00% and 2.00%, for borrowings at LIBOR and the Base Rate, respectively.

Long-term debt:

	December 31, 2015	December 31, 2014
Term Loan A - $23,000 payable monthly January 2013 through December 2017, balance due December 19, 2017.	$6,160,000	$6,440,000
Term Loan B - $83,000 payable monthly September 2014 through March 2015.	—	2,667,000
Capex Term Loan - $6,000 payable monthly May 2012 through April 2017.	101,000	178,000
Capex Term Loan - $9,000 payable monthly October 2012 through September 2017.	182,000	285,000
Other	48,000	90,000
	6,491,000	9,660,000
Less current maturities	491,000	3,167,000
	$6,000,000	$6,493,000

The aggregate amounts of long-term debt scheduled to mature in each of the years ended December 31, are approximately as follows: 2016—$491,000 and 2017—$6,000,000. Interest expense on long-term debt was approximately $247,000 and $274,000, respectively, for the years ended December 31, 2015 and 2014.

Effective February 11, 2016, the Company entered into the Consent and Second Amendment to the Amended and Restated Loan and Security Agreement with Capital One. See NOTE 12 – SUBSEQUENT EVENTS for further discussion.

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

There were no Common Stock options granted in 2015 or 2014.

The following table contains information on the status of the Company’s stock options:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding, January 1, 2014	633,188	$6.76
Granted	—	—
Exercised	(97,688)	7.69
Expired	(30,500)	7.99
Outstanding, December 31, 2014	505,000	6.51
Granted	—	—
Exercised	(23,500)	3.11
Expired	(24,500)	16.50
Outstanding, December 31, 2015	457,000	$6.15	$1,431,000
Vested, December 31, 2015	433,160	$6.04	$1,416,000

All options that expired in 2015 and 2014 were issued under the Previous Plan.

The following is a summary of changes in non-vested shares, all of which are expected to vest:

	December 31,
	2015		2014
	Option Shares	Weighted Average Grant-Date Fair Value	Option Shares	Weighted Average Grant-Date Fair Value
Non-vested shares, beginning of year	61,006	$6.14	121,500	$5.38
Granted	—		—	—
Vested	(37,166)	5.76	(60,494)	4.62
Forfeited	—		—	—
Non-vested shares, end of year	23,840	$6.72	61,006	$6.14

Stock-based compensation expense recognized for the years ended December 31, 2015 and 2014 was approximately $86,000 and $220,000, respectively. The Company recognizes stock-based compensation cost over the requisite service period. However, the exercisability of the respective non-vested options, which are at predetermined dates, does not necessarily correspond to the periods in which straight-line amortization of compensation expenses is recorded.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2015:

Options Outstanding			Options Exercisable
Number outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
85,500	1.5	$11.20	85,500	1.5	$11.20
170,000	2.5	$4.16	170,000	2.5	$4.16
32,500	5.0	$3.05	32,500	5.0	$3.05
55,500	5.4	$4.56	55,500	5.4	$4.56
2,000	6.4	$4.48	2,000	6.4	$4.48
40,000	6.5	$4.95	40,000	6.5	$4.95
71,500	7.3	$8.21	47,660	7.3	$8.21
457,000	4.0	$6.15	433,160	3.8	$6.04

Other Information

As of December 31, 2015, the Company had approximately $16,000 of total unrecognized compensation cost related to non-vested awards granted under its share-based plans, which it expects to recognize over a weighted-average period of 0.29 years.

At December 31, 2015 and 2014, there were 183,267 and 194,517 shares available for issuance under the 2012 Plan. At December 31, 2015, there were outstanding 113,500 options issued under the 2012 Plan and 343,500 options outstanding issued under the Previous Plan.

Restricted Stock

The Company, in May 2015, granted 1,000 restricted shares of its common stock to each non-employee member of its Board of Directors, totaling 5,000 restricted shares. The Company determined that the fair value of these shares was $8.63 per share, which was the closing price of the Company’s Common Stock on the date of the grant. These shares cannot be traded earlier than the first anniversary of the grant date. As such, the Company is ratably amortizing the total non-cash compensation expense of approximately $43,000 in its selling, general and administrative expenses through May 2016.

The Company issued 2,500 restricted shares of its common stock to Joseph A. Molino, Jr., the Company’s Chief Financial Officer, in accordance with an Employment Agreement dated April 2, 2015. The Company determined the fair value of these shares to be $6.86 per share, which was the closing price of the Company’s Common Stock on the date of the grant. These shares shall vest as to 833 shares on April 2, 2016, 833 shares on April 2, 2017, and 834 shares on April 2, 2018; provided, however, that 100% of the then unvested portion of the shares shall vest in the event of Mr. Molino’s death or termination due to disability or upon a Change in Control (as defined in the 2012 Plan) The Company will ratably amortize the total non-cash value of approximately $17,000 as compensation expense in its selling, general and administrative expenses through April 2018.

Pursuant to the 2012 Plan, the Company, in May 2014, granted 666 restricted shares of its common stock to each non-employee member of its Board of Directors, totaling 3,330 restricted shares. The Company determined that the fair value of these shares was $7.43 per share, which was the closing price of the Company’s Common Stock on the date of the grant. These shares cannot be traded earlier than the first anniversary of the grant date. As such, the Company is ratably amortizing the total non-cash compensation expense of approximately $25,000 in its selling, general and administrative expenses through May 2015.

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

NOTE 8—INCOME TAXES

Income tax expense in the consolidated statements of income and comprehensive income consists of:

	Years Ended December 31,
	2015	2014
Current:
Federal	$1,293,000	$123,000
State and local	137,000	109,000
Foreign	14,000	7,000
Total current	1,444,000	239,000
Deferred:
Federal	328,000	1,830,000
State and local	67,000	208,000
Reversal of State and Local Valuation Allowance	—	(574,000)
Foreign	(13,000)	(6,000)
Total deferred	382,000	1,458,000
Totals	$1,826,000	$1,697,000

The Company has state net operating loss carryforwards of $7,500,000, which expire through 2033.

Deferred tax assets (liabilities) consist of:

	December 31,
	2015	2014
Deferred tax assets—current:
Bad debt reserves	$57,000	$52,000
Inventory reserves	1,084,000	1,066,000
Warranty and other reserves	183,000	220,000
	1,324,000	1,338,000
Deferred tax (liabilities)—current:
Prepaid expenses	(193,000)	(189,000)
Net deferred tax assets—current	$1,131,000	$1,149,000
Deferred tax assets—non-current
Federal net operating loss	$—	$206,000
State net operating loss	143,000	208,000
Tax credits	—	243,000
Stock-based compensation	531,000	521,000
Other	107,000	95,000
	781,000	1,273,000
Deferred tax liabilities—non-current:
Depreciation	(1,005,000)	(1,036,000)
Intangibles	(2,675,000)	(2,864,000)
Goodwill	(178,000)	(93,000)
	(3,858,000)	(3,993,000)
Net deferred tax liabilities—non-current	$(3,077,000)	$(2,720,000)

The components of income before income taxes consisted of the following:

	Years ended December 31,
	2015	2014
United State operations	$5,220,000	$3,777,000
International operations	150,000	—
Income before tax	$5,370,000	$3,777,000

U.S. federal income taxes have not been provided on approximately $150,000 of undistributed earnings at the Company’s foreign subsidiary at December 31, 2015, because it is the Company’s intent to keep the earnings permanently reinvested.

A reconciliation of the Federal statutory rate to the total effective tax rate applicable to income from continuing operations is as follows:

	Years ended December 31,
	2015	2014
Federal income tax computed at statutory rates	34.0%	34.0%
(Decrease) increase in taxes resulting from:
State and local taxes, net of Federal tax benefit	2.5	4.1
Change in valuation allowance	—	(10.0)
Permanent differences - net	(1.2)	5.1
Foreign rate differential	(0.9)	—
Reversal of liabilities (1)	—	11.3
Other	(0.4)	0.4
Income tax expense	34.0%	44.9%

(1)	As the result of the expiration of various state statute of limitations pertaining to approximately $1.2 million of unpaid vendor invoices belonging to a previously deconsolidated subsidiary, for which claims for payment were not submitted, the Company was required to recognize a gain for income tax purposes for the year ended December 31, 2014.

The Company follows the authoritative guidance issued by the FASB that pertains to the accounting for uncertain tax matters. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Balance January 1, 2014	$—
Additions for tax positions related to current year acquisition	866,000
Interest accrual	14,000
Balance at January 1, 2015	880,000
Lapse of statute of limitations	(469,000)
Interest accrual	21,000

Balance December 31, 2015	$432,000

In connection with one of the acquisitions that occurred in 2014, the Company, in accordance with the ASC 740-10, recorded in Accrued liabilities an uncertain tax position of $432,000 on its Consolidated Balance Sheet as of December 31, 2015.  The parties to such transaction entered into a tax exposure-related escrow agreement, which together with the indemnity obligations of the seller, the Company believes adequately covers the entire potential exposure related to the uncertain tax position. As a result, such liability was offset by an indemnification asset recorded in Prepaid expenses and other current assets in the Consolidated Balance Sheet.

The Company files a consolidated Federal tax return. The Company and certain of its subsidiaries file tax returns in various U.S. state jurisdictions. Its foreign subsidiary, UAT, files in the United Kingdom. With few exceptions, the years that remain subject to examination are the years ended December 31, 2012 through December 31, 2014. During the prior year, the Company received notification from the Internal Revenue Service of an examination for the year ended December 31, 2013. As of December 31, 2015, no significant preliminary audit findings were received by the Company and no reserves have been recorded.

Interest and penalties, if any, related to income tax liabilities are included in income tax expense.

NOTE 9—COMMITMENTS AND CONTINGENCIES

(a) The Company maintains a contributory defined contribution plan that covers all eligible employees. All contributions to this plan are discretionary. Amounts recognized as expense for contributions to this plan were $397,000 and $373,000 for the years ended December 31, 2015 and 2014, respectively.

(b) At December 31, 2015 and 2014, the Company had open purchase order commitments totaling approximately $14,898,000 and $15,637,000, respectively.

(c) From time to time, we may be a defendant or co-defendant in actions brought about in the ordinary course of conducting our business. We are not currently a defendant or co-defendant in any such action.

(d) The Company leases certain facilities and equipment through 2021. Generally, the facility leases carry renewal provisions and require the Company to pay maintenance costs. Rental payments may be adjusted for increases in taxes and insurance above specified amounts. Operating lease expense for 2015 and 2014 was $418,000 and $360,000, respectively. Future minimum payments under non-cancelable operating leases with initial or remaining terms of more than one year as of December 31, 2015 were as follows:

2016	$358,000
2017	179,000
2018	149,000
2019	114,000
2020	92,000
Thereafter	6,000

$898,000

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

The following table presents financial information by segment for the years ended December 31, 2015 and 2014. Segment operating income excludes general corporate expenses, interest expense and income taxes. Identifiable assets are those assets directly owned or utilized by the particular business.

Year ended December 31, 2015	Consolidated	Tools	Hardware

Net revenues from unaffiliated customers	$81,702,000	$60,312,000	$21,390,000
Segment operating income	$11,270,000	$7,376,000	$3,894,000
General corporate expense	(5,311,000)
Other income	126,000
Interest expense	(715,000)
Income before income taxes	$5,370,000
Segment assets	$68,952,000	$58,694,000	$10,258,000
Corporate assets	1,626,000
Total assets	$70,578,000
Long-lived assets, including $49,000 of corporate assets	$33,377,000	$28,832,000	$4,496,000
Depreciation and amortization expense, including $16,000 of corporate expense	$1,720,000	$1,455,000	$249,000
Amortization of other intangible assets expense	$1,295,000	$1,237,000	$58,000

Year ended December 31, 2014	Consolidated	Tools	Hardware

Net revenues from unaffiliated customers	$75,035,000	$56,114,000	$18,921,000
Segment operating income	$10,313,000	$6,715,000	$3,598,000
General corporate expense	(5,996,000)
Interest expense	(540,000)
Income before income taxes	$3,777,000
Segment assets	$71,394,000	$60,366,000	$11,028,000
Corporate assets	1,700,000
Total assets	$73,094,000
Long-lived assets, including $51,000 of corporate assets	$35,009,000	$30,326,000	$4,632,000
Depreciation and amortization expense, including $11,000 of corporate expense	$1,551,000	$1,336,000	$204,000
Amortization of other intangible assets expense	$718,000	$661,000	$57,000

There was no impairment charge recorded in 2015 or 2014.

Revenue and long-lived assets by geographic region were as follows:

	Year ended December 31,
	2015	2014
Revenue:
North America	$77,834,000	$72,881,000
Europe	2,989,000	1,563,000
All other	879,000	591,000
Total Revenue	$81,702,000	$75,035,000
Long-Lived Assets:
North America	$32,320,000	$33,782,000
Europe	1,057,000	1,227,000
Total Long-Lived Assets	$33,377,000	$35,009,000

NOTE 11—RELATED PARTY TRANSACTIONS

The president of one of the Company’s subsidiaries is part owner of one of that subsidiary’s vendors. During the years ended December 31, 2015 and 2014, the Company purchased approximately $690,000 and $964,000, respectively, of product from this vendor. At December 31, 2015 and 2014, the Company had trade payables to this vendor of $63,000 and $103,000, respectively. Additionally, during 2015 and 2014, the Company recorded sales to this vendor of $7,000 and $27,000, respectively.

NOTE 12—SUBSEQUENT EVENTS

On February 11, 2016 (the “Closing Date”), Countrywide, P&F, Nationwide and Argosy NWI Holdings, LLC, a Delaware limited liability company (“Argosy”), entered into a Stock Purchase and Redemption Agreement (the “Stock Purchase and Redemption Agreement”), pursuant to which, among other things, after giving effect to certain contributions and redemptions of Nationwide’s common shares, (“Nationwide Shares”) Argosy acquired all of the outstanding Nationwide Shares from Countrywide (the “Acquisition”). The Acquisition was effective as of 11:59 p.m. on the Closing Date.

Pursuant to the Stock Purchase and Redemption Agreement, the purchase price for the Nationwide Shares acquired in the Acquisition was approximately $22.2 million, before giving effect to: (i) an estimated working capital adjustment of approximately $877,000, which is subject to further adjustment post-closing, and (ii) an escrowed amount of $1,955,000. In addition, the Stock Purchase and Redemption Agreement provides that, under certain circumstances, up to an additional $400,000 may be contributed into escrow by Countrywide.

Effective as of the Closing Date, the Company and the president of Nationwide, entered into a purchase agreement (the “Purchase Agreement”), pursuant to which, among other things the Company acquired (i) 30,000 shares of the Company’s Common Stock at the aggregate purchase price of $254,940 and (ii) options to acquire 6,667 shares of the Company’s Common Stock at an aggregate price of $16,597. The Purchase Agreement contains certain covenants, including certain limited standstill restrictions imposed on the president of Nationwide with respect to shares of the Company’s Common Stock for a three-year period. The Purchase Agreement also contains customary representations and warranties.

Contemporaneously with the Acquisition and the Repurchase, the Company entered into the Consent and Second Amendment to the Amended and Restated Loan and Security Agreement, effective as of February 11, 2016 (the “Amendment”), with Capital One. The Amendment amended the Restated Loan Agreement, dated as of August 13, 2014 (the “Loan Agreement”). The Amendment, among other things: (i) provided CONA’s consent to the transactions contemplated by the Stock Purchase and Redemption Agreement and the Repurchase and (ii) amended the Restated Loan Agreement by: (a) reducing the aggregate Commitment (as defined in the Restated Loan Agreement) to $11,600,000; (b) reducing the Term Loan A to $100,000; (c) reducing the Revolver Commitment to $10,000,000 (less the new Term Loan A balance of $100,000); (d) reducing the Capex Loan Commitment to $1,600,000; (e) modifying certain financial covenants, interest rate margins and fee obligations; and (f) extending the expiration of the credit facility under the Restated Loan Agreement from December 19, 2017 to February 11, 2019.

In connection with the Acquisition, effective as of the Closing Date, Countrywide, as landlord, and Nationwide, as tenant, entered into a new lease (the “Lease”) relating to the Tampa, Florida real property (the “Premises”). The Lease provides for, among other things, a seven-year term commencing on the Closing Date and an annual base rent of approximately $252,000 with annual escalations. The Lease also provides that the tenant will pay certain taxes and operating expenses associated with the Premises. The Lease replaces the previous lease between Countrywide and Nationwide.

Lastly, effective as on the Closing Date, Countrywide and Nationwide entered into an Option and Right of First Refusal Agreement relating to the Premises, pursuant to which Countrywide granted a purchase option to Nationwide relating to the Premises if such option is initiated within 60 days following the Closing Date, in addition to the right of first refusal relating to certain offers made by third parties during the five-year period following the Closing Date.

The following unaudited pro-forma financial information gives effect to the sale of Nationwide as if it were consummated January 1, 2014. This unaudited pro-forma financial information is presented for information purposes only, and is not intended to present actual results that would have been attained had the sale been completed as of January 1, 2014, (the beginning of the earliest period presented) or to project potential operating results as of any future date or for any future periods.

	Year ended December 31,
	2015 (Unaudited)	2014 (Unaudited)

Net revenue	$60,313,000	$56,114,000

Income before income taxes	$2,681,000	$1,181,000
Income tax expense	822,000	1,023,000
Net income	$1,859,000	$158,000

Earnings per share-basic	$0.52	$0.04
Earnings per share-diluted	$0.49	$0.04

 During 2014, the Company was required to recognize a gain for tax purposes due to the expiration of various state statute of limitations pertaining to approximately $1,200,000 of unpaid vendor invoices belonging to a formerly deconsolidated subsidiary (see Note 8-INCOME TAXES). This reversal of liabilities had a significant impact on the 2014 income tax expense rate being applied in the unaudited pro forma calculation above.

On March 8, 2016, the Company’s Board of Directors announced that it declared a special, one-time cash dividend of $0.50 per share payable on April 4, 2016, to stockholders of record at the close of business on March 21, 2016. The total amount of this special dividend payment will be approximately $1,800,000 based on the current number of shares outstanding. Further, the Company’s Board of Directors also announced that it approved the initiation of a dividend policy under which the Company intends to declare a cash dividend to the Company’s stockholders in the amount of $0.20 per share per annum, payable in equal quarterly installments. In conjunction therewith, the Company’s Board of Directors declared an initial quarterly cash dividend of $0.05 per share to stockholders of record at the close of business on March 31, 2016. This dividend is payable on April 14, 2016.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company's management, with the participation of the Company's CEO and CFO, evaluated, as of December 31, 2015, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of December 31, 2015, the Company’s management, including its CEO and CFO, concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our internal control over financial reporting, as of December 31, 2015. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, CEO and CFO concluded that our internal control over financial reporting was effective at December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the most recently completed quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is incorporated by reference to the Company’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in May 2016, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s year ended December 31, 2015.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

			Page
a)	List of Financial Statements, Financial Statement Schedules, and Exhibits
	(1)	List of Financial Statements
		The consolidated financial statements of the Company and its subsidiaries are included in Item 8 of Part II of this report.	26
	(2)	All schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.	28
	(3)	List of Exhibits	57

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of July 1, 2014, by and among Florida Pneumatic Manufacturing Corporation, Flying Tiger Acquisition Corp., Exhaust Technologies, Inc. and the Shareholders and Shareholders’ Representatives as named therein (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated July 1, 2014).

2.2	Sale and Purchase Agreement, dated as of July 29, 2014, by and among Florida Pneumatic Manufacturing Corporation, the Shareholders as named therein, and Universal Air Tool Company Limited (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated July 29, 2014).

2.3	Asset Purchase Agreement dated as of August 13, 2014, by and among ATSCO Holdings Corp., Hy-Tech Machine, Inc., Air Tool Service Company and the Shareholder named therein (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated August 13, 2014).

2.4	Stock Purchase and Redemption Agreement, dated as of February 11, 2016, by and among Countrywide Hardware, Inc., Argosy NWI Holdings, LLC, the Registrant and Nationwide Industries, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated February 11, 2016).

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

3.2	By-laws of the Registrant (as amended on January 14, 2013) (Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).

10.1	Loan and Security Agreement, dated as of October 25, 2010, among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech, Machine, Inc., Nationwide Industries, Inc., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P., and Capital One Leverage Finance Corporation, as agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 25, 2010).

10.2	Revolver Note, dated October 25, 2010, executed by the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech, Machine, Inc. and Nationwide Industries, Inc. in favor of Capital One Leverage Finance Corporation, as agent, in the original principal amount of $15,910,000 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K dated October 25, 2010).

10.3	Term Loan Note, dated October 25, 2010, executed by the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech, Machine, Inc. and Nationwide Industries, Inc. in favor of Capital One Leverage Finance Corporation, as agent, in the original principal amount of $6,090,000 (Incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K dated October 25, 2010).

10.4	Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated as of October 25, 2010, made by Countrywide Hardware, Inc. in favor of Capital One Leverage Finance Corporation, as agent (Incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K dated October 25, 2010).

Exhibit
Number	Description of Exhibit

10.5	Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated as of October 25, 2010, made by Florida Pneumatic Manufacturing Corporation. in favor of Capital One Leverage Finance Corporation, as agent (Incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K dated October 25, 2010).

10.6	Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated as of October 25, 2010, made by Hy-Tech Machine, Inc.. in favor of Capital One Leverage Finance Corporation, as agent (Incorporated by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K dated October 25, 2010).

10.7	First Amendment to Loan and Security Agreement, dated as of September 21, 2011, among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech, Machine, Inc., Nationwide Industries, Inc., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P., and Capital One Leverage Finance Corporation, as agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 21, 2011).

10.8	Second Amendment to Loan and Security Agreement, dated as of November 21, 2011, among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech, Machine, Inc., Nationwide Industries, Inc., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P., and Capital One Leverage Finance Corporation, as agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 21, 2011).

10.9	Capex Term Note, dated November 21, 2011, executed by the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech, Machine, Inc. and Nationwide Industries, Inc. in favor of Capital One Leverage Finance Corporation, as agent, in the principal amount of up to $2,500,000 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 21, 2011).

10.10	Third Amendment to Loan and Security Agreement, dated as of December 19, 2012, among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P., and Capital One Leverage Finance Corporation, as lender and agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 19, 2012).

10.11	Fourth Amendment to Loan and Security Agreement, dated as of May 22, 2013, among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P., and Capital One Leverage Finance Corporation, as lender and agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.12	Amended and Restated Revolver Note, dated December 19, 2012, executed by Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc. and Nationwide industries, Inc. in favor of Capital One Leverage Finance Corporation in the original principal amount of $20,000,000 (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 19, 2012).

10.13	Amended and Restated Term Loan Note, dated December 19, 2012, executed by Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc. and Nationwide industries, Inc. in favor of Capital One Leverage Finance Corporation in the original principal amount of $7,000,000 (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 19, 2012).

10.14	First Amendment to Open-End Mortgage, Security Agreement, Assignment of Leases and Rents and Financing Statement dated as of December 19, 2012, made by Hy-Tech Machine, Inc. in favor of Capital One Leverage Finance Corporation, as agent (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated December 19, 2012).

Exhibit
Number	Description of Exhibit

10.15	Second Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated as of December 19, 2012, made by Countrywide Hardware, Inc. in favor of Capital One Leverage Finance Corporation, as agent (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated December 19, 2012).

10.16	Second Amendment to Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated as of December 19, 2012, made by Florida Pneumatic Manufacturing Corporation in favor of Capital One Leverage Finance Corporation, as agent (Incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated December 19, 2012).

10.17	Fifth Amendment to Loan and Security Agreement, dated as of July 1, 2014, among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P., and Capital One Business Credit Corporation, as lender and agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 1, 2014).

10.18	Sixth Amendment to the Loan Agreement, dated as of July 29, 2014, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P., and Capital One Business Credit Corporation, as lender and agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 29, 2014).

10.19	Amended and Restated Loan and Security Agreement dated as of August 13, 2014, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc., ATSCO Holdings Corp., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P., and Capital One Business Credit Corporation, as lender and agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 13, 2014).

10.20	Second Amended and Restated Revolver Note dated as of August 13, 2014 by the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc. and ATSCO Holdings Corp., in favor of and Capital One Business Credit Corporation (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 13, 2014).

10.21	Tranche A Term Loan Note dated as of August 13, 2014 by the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc. and ATSCO Holdings Corp in favor of and Capital One Business Credit Corporation (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated August 13, 2014).

10.22	Tranche B Term Loan Note dated as of August 13, 2014 by the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc. and ATSCO Holdings Corp in favor of and Capital One Business Credit Corporation (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated August 13, 2014).

10.23	Amended and Restated Capex Loan Note dated as of August 13, 2014 by the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc. and ATSCO Holdings Corp in favor of and Capital One Business Credit Corporation. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated August 13, 2014).

10.24	Purchase Agreement, dated as of October 14, 2014, by and between the Registrant and Timothy J. Stabosz (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 14, 2014).

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

10.26

Purchase Agreement, dated as of February 11, 2016, by and between the Registrant and Christopher J. Kliefoth (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 11, 2016).

10.27	Consent and Second Amendment to Amended and Restated Loan and Security Agreement, dated as of February 11, 2016, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc., ATSCO Holdings Corp, Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P, Lender and Agent, and Capital One, National Association, as lender and agent (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 11, 2016).

10.28

Lease, dated as of February 11, 2016, between the Registrant and Nationwide Industries, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 11, 2016).

10.29

Option and Right of First Refusal Agreement, dated as of February 11, 2016, between the Registrant and Nationwide Industries, Inc. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated February 11, 2016).

10.30	*Executive Employment Agreement, dated as of January 1, 2012, between the Registrant and Richard A. Horowitz (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 29, 2011).

Exhibit
Number	Description of Exhibit
10.31	*Executive Employment Agreement, dated as of January 1, 2015, between the Registrant and Richard A. Horowitz (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 5, 2015).

10.32	*2002 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.33	*2012 Stock Incentive Plan of the Registrant (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement with respect to the Registrant’s 2012 Annual Meeting of Stockholders).

10.34	*Amended and Restated Executive 162(m) Bonus Plan of the Registrant effective as of May 25, 2011 (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement with respect to the Registrant’s 2011 Annual Meeting of Stockholders).

10.35

*Amended and Restated Executive 162(m) Bonus Plan of the Registrant effective as of May 20, 2015 (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement with respect to the Registrant’s 2015 Annual Meeting of Stockholders).

10.36	*Severance Agreement between the Registrant and Joseph A. Molino, Jr., effective as of June 22, 2012 (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 22, 2012).

10.37

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

P&F INDUSTRIES, INC.

(Registrant)

By:	/s/ Richard A. Horowitz	By:	/s/ Joseph A. Molino, Jr.
	Richard A. Horowitz		Joseph A. Molino, Jr.
	Chairman of the Board		Vice President
	President		Principal Financial and
	Principal Executive Officer		Accounting Officer
	Date: March 30, 2016		Date: March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Richard A. Horowitz	Director	March 30, 2016
Richard A. Horowitz

/s/ Jeffrey D. Franklin	Director	March 30, 2016
Jeffrey D. Franklin

/s/ Howard Brod Brownstein	Director	March 30, 2016
Howard Brod Brownstein

/s/ Kenneth M. Scheriff	Director	March 30, 2016
Kenneth M. Scheriff

/s/ Mitchell A. Solomon	Director	March 30, 2016
Mitchell A. Solomon

/s/ Richard Randall	Director	March 30, 2016
Richard Randall