Form 10-Q
period 2016-03-31
P&F INDUSTRIES INC
filed 2016-05-13
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

As of May 10, 2016 there were 3,592,870 shares of the registrant’s Class A Common Stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

i

PART I - FINANCIAL INFORMATION

Item 1.                Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS

Cash	$884,000	$927,000
Accounts receivable — net	9,181,000	8,477,000
Inventories	19,979,000	19,783,000
Prepaid expenses and other current assets	1,488,000	1,032,000
Assets of discontinued operations	—	8,435,000
TOTAL CURRENT ASSETS	31,532,000	38,654,000

PROPERTY AND EQUIPMENT
Land	1,550,000	1,550,000
Buildings and improvements	7,676,000	7,677,000
Machinery and equipment	18,728,000	18,736,000
	27,954,000	27,963,000
Less accumulated depreciation and amortization	18,653,000	18,491,000
NET PROPERTY AND EQUIPMENT	9,301,000	9,472,000

GOODWILL	10,148,000	10,154,000

OTHER INTANGIBLE ASSETS — net	10,768,000	11,098,000

OTHER ASSETS — net	1,850,000	234,000

TOTAL ASSETS	$63,599,000	$69,612,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES

Short-term borrowings	$—	$9,623,000
Accounts payable	2,974,000	2,791,000
Accrued compensation and benefits	699,000	1,718,000
Accrued other liabilities	1,878,000	1,666,000
Dividends payable	1,976,000	—
Current maturities of long-term debt	29,000	491,000
Liabilities of discontinued operations	—	1,342,000
TOTAL CURRENT LIABILITIES	7,556,000	17,631,000

Long–term debt, less current maturities	98,000	5,936,000
Deferred tax liabilities - net	2,044,000	2,175,000
Other liabilities	224,000	228,000

TOTAL LIABILITIES	9,922,000	25,970,000

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued
Common stock	—	—
Class A - $1 par; authorized - 7,000,000 shares; issued – 4,176,000 at March 31, 2016 and 4,170,000 at December 31, 2015	4,176,000	4,170,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	12,891,000	12,884,000
Retained earnings	41,842,000	31,495,000
Treasury stock, at cost – 584,000 shares at March 31, 2016 and 554,000 shares at December 31, 2015	(4,821,000)	(4,566,000)
Accumulated other comprehensive loss	(411,000)	(341,000)

TOTAL SHAREHOLDERS’ EQUITY	53,677,000	43,642,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$63,599,000	$69,612,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (unaudited)

	Three Months Ended March 31,
	2016	2015
Net revenue	$14,499,000	$14,559,000
Cost of sales	9,283,000	9,060,000
Gross profit	5,216,000	5,499,000
Selling, general and administrative expenses	5,056,000	4,932,000
Operating income	160,000	567,000
Other income	(51,000)	(50,000)
Interest expense	102,000	29,000
Income from continuing operations before income taxes	109,000	588,000
Income tax expense	43,000	215,000
Income from continuing operations	66,000	373,000

Discontinued operations (Note 2)

Net income from discontinued operations, net of tax of $38,000 and $235,000 for the three-month periods ended March 31, 2016 and 2015, respectively	72,000	408,000
Gain on sale of discontinued operations, net of tax benefit of $141,000	12,185,000	—
Discontinued operations, net of tax	12,257,000	408,000

Net income	$12,323,000	$781,000

Basic earnings per share
Continuing operations	$0.02	$0.11
Discontinued operations	3.40	0.11
Net income	$3.42	$0.22

Diluted earnings per share
Continuing operations	$0.02	$0.10
Discontinued operations	3.24	0.11
Net income	$3.26	$0.21

Weighted average common shares outstanding
Basic	3,601,000	3,589,000
Diluted	3,778,000	3,746,000

Net income	$12,323,000	$781,000
Other comprehensive loss - foreign currency translation adjustment	(70,000)	(108,000)
Total comprehensive income	$12,253,000	$673,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

		Class A common stock, $1 par		Additional paid-in	Retained	Treasury stock		Accumulated other comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss

Balance, January 1, 2016	$43,642,000	4,170,000	$4,170,000	$12,884,000	$31,495,000	(554,000)	$(4,566,000)	$(341,000)

Net income	12,323,000	—	—	—	12,323,000	—	—	—

Exercise of stock options	23,000	6,000	6,000	17,000	—	—	—	—

Purchase of Class A common stock	(255,000)	—	—	—	—	(30,000)	(255,000)	—

Restricted common stock compensation	14,000	—	—	14,000	—	—	—	—

Stock-based compensation	(24,000)	—	—	(24,000)	—	—	—	—

Dividend	(1,976,000)	—	—	—	(1,976,000)	—	—	—

Foreign currency translation adjustment	(70,000)	—	—	—	—	—	—	(70,000)

Balance, March 31, 2016	$53,677,000	4,176,000	$4,176,000	$12,891,000	$41,842,000	(584,000)	$(4,821,000)	$(411,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months
	ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net income from continuing operations	$66,000	$373,000
Net income from discontinued operations	12,257,000	408,000

Adjustments to reconcile net income from operations to net cash used in operating activities:

Non-cash charges:
Depreciation and amortization	409,000	375,000
Amortization of other intangible assets	308,000	309,000
Amortization of debt issue costs	98,000	28,000
Provision for losses on accounts receivable - net	2,000	2,000
Stock-based compensation	11,000	38,000
Restricted stock-based compensation	14,000	6,000
Loss on sale of fixed assets	-	4,000
Deferred income taxes	(127,000)	(56,000)

Changes in operating assets and liabilities:
Accounts receivable	(719,000)	(433,000)
Inventories	(230,000)	(1,632,000)
Prepaid expenses and other current assets	(456,000)	(385,000)
Other assets	(1,639,000)	26,000
Accounts payable	190,000	809,000
Accrued compensation and benefits	(1,017,000)	(1,208,000)
Accrued liabilities	218,000	43,000
Other liabilities	(4,000)	(4,000)
Total adjustments	(2,942,000)	(2,078,000)
Net cash used in operating activities – continuing operations	(2,876,000)	(1,705,000)
Net cash used in operating activities – discontinued operations	(840,000)	(1,310,000)

Net cash used in operating activities	$(3,716,000)	$(3,015,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months
	ended March 31,
	2016	2015
Cash Flows from Investing Activities:
Capital expenditures	$(242,000)	$(151,000)
Proceeds from disposal of assets	-	12,000
Net cash used in investing activities – continuing operations	(242,000)	(139,000)
Net cash provided by (used in) investing activities – discontinued operations	20,163,000	(33,000)
Net cash provided by (used in) investing activities	19,921,000	(172,000)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	23,000	20,000
Purchase of Class A common stock	(255,000)	—
Proceeds from short-term borrowings	16,998,000	18,809,000
Repayments of short-term borrowings	(7,912,000)	(15,604,000)
Repayments of term loans	(6,343,000)	(365,000)
Repayments of notes payable	(9,000)	(11,000)
Payments of bank financing costs	(23,000)	—
Net cash provided by financing activities – continuing operations	2,479,000	2,849,000
Net cash used in financing activities – discontinued operations	(18,716,000)	—
Net cash (used in) provided by financing activities	(16,237,000)	2,849,000

Effect of exchange rate changes on cash	(11,000)	(14,000)
Net decrease in cash	(43,000)	(352,000)
Cash at beginning of period	927,000	1,011,000
Cash at end of period	$884,000	$659,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$86,000	$161,000
Income taxes	$8,000	$60,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the management of the Company, as defined below, these unaudited consolidated financial statements include all adjustments necessary to present fairly the information set forth therein. All such adjustments, except for those adjustments relating to discontinued operations are of a normal recurring nature. Results for interim periods are not necessarily indicative of results to be expected for a full year.

The consolidated balance sheet information as of December 31, 2015 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”). The interim financial statements contained herein should be read in conjunction with the 2015 Form 10-K.

The consolidated financial statements have been reported in U.S. dollars by translating asset and liability amounts of a foreign wholly-owned subsidiary at the closing exchange rate, equity amounts at historical rates and the results of operations and cash flow at the average of the prevailing exchange rates during the periods reported. As a result, the Company is exposed to foreign currency translation gains or losses. These gains or losses are presented in the Company’s consolidated financial statements as “Other comprehensive loss - foreign currency translation adjustment”.

Principles of Consolidation

The unaudited consolidated financial statements contained herein include the accounts of P&F Industries, Inc. and its subsidiaries, (“P&F” or the “Company”). All significant intercompany balances and transactions have been eliminated.

Reclassification

Certain amounts in the consolidated financial statements of the Company have been reclassified to conform to classifications used in the current year. The reclassifications had no effect on previously reported results of operations or retained earnings.

The Company

P&F is a Delaware corporation incorporated on April 19, 1963. Until February 11, 2016, the effective date of the sale of its Nationwide Industries, Inc. (“Nationwide”) subsidiary, P&F operated in two primary lines of business or segments: (i) tools and other products (“Tools”) and (ii) hardware and accessories (“Hardware”). As a result of the sale of Nationwide, the Company currently only operates in the Tools segment. See Notes 2 and 8 to Consolidated Financial Statements for further discussion.

Tools

The Company conducts its Tools business through a wholly-owned subsidiary, Continental Tool Group, Inc. (“Continental”), which in turn operates through its wholly-owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”). Exhaust Technologies Inc. (“ETI”) and Universal Air Tool Company Limited (“UAT”), which were acquired by the Company in 2014, are wholly-owned subsidiaries of Florida Pneumatic. The business of Air Tool Service Company (“ATSCO”), which was also acquired in 2014, operates through a wholly-owned subsidiary of Hy-Tech.

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

Hardware

Until the sale of Nationwide, which was effective February 11, 2016 (the “Closing Date”), the Company conducted its Hardware business through its wholly-owned subsidiary, Countrywide Hardware, Inc. (“Countrywide”). Countrywide conducted its business operations through its wholly-owned subsidiary, Nationwide. Nationwide is an importer and manufacturer of door, window and fencing hardware and accessories, including rollers, hinges, window operators, sash locks, custom zinc castings and door closers. On the Closing Date, Countrywide sold Nationwide to an unrelated third party for approximately $22.2 million. See Notes 2 and 8 to Consolidated Financial Statements for further discussion.

Management Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses in those financial statements.  Certain significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, inventory, goodwill, intangible assets and other long-lived assets, income taxes and deferred taxes.  Descriptions of these policies are discussed in the Company’s 2015 Form 10-K.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate.  As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions.  Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

New Accounting Pronouncements

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard reduces complexity in several aspects of the accounting for employee share-based compensation, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company is still evaluating the impact this standard will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years; earlier adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. Practical expedients are available for election as a package and if applied consistently to all leases. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial condition, results of operations and cash flows.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes . ASU 2015-17 is aimed at reducing complexity in accounting standards. Currently, GAAP requires the deferred taxes for each jurisdiction to be presented as a net current asset or liability and net noncurrent asset or liability. This requires a jurisdiction-by-jurisdiction analysis based on the classification of the assets and liabilities to which the underlying temporary differences relate, or, in the case of loss or credit carryforwards, based on the period in which the attribute is expected to be realized. Any valuation allowance is then required to be allocated on a pro rata basis, by jurisdiction, between current and noncurrent deferred tax assets. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability.

The guidance does not change the existing requirement that only permits offsetting within a jurisdiction; companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The new guidance is effective in fiscal years beginning after December 15, 2016, including interim periods within those years, with early adoption permitted. The Company applied the new standard retrospectively to the prior period presented in the Consolidated Balance Sheets. The previously reported December 31, 2015 balance sheet reported Deferred income taxes-net in Current assets of $1,131,000. Current presentation reports $209,000 of deferred tax assets being included in the Current assets from discontinued operations, as detailed in Note 2, and the balance of $922,000 is presented net against the long-term deferred income tax liability.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03). The update requires that deferred debt issuance costs be reported as a reduction to long-term debt (previously reported in other noncurrent assets). We adopted ASU 2015-03 in the first quarter of 2016 and for all retrospective periods, as required. The impact of the adoption was not material to our consolidated financial statements, and is discussed further in Note 8.

NOTE 2 – DISCONTINUED OPERATIONS

The Company, as part of its strategic plan, which is to focus on expanding its position in the power tool and accessories market, sold Nationwide. On the Closing Date, P&F, Countrywide, Nationwide and Argosy NWI Holdings, LLC, a Delaware limited liability company (“Buyer”), entered into a Stock Purchase and Redemption Agreement (the “Stock Purchase Agreement”), pursuant to which, among other things, after giving effect to certain contributions and redemptions of Nationwide’s common shares (“Nationwide Shares”), the Buyer acquired all of the outstanding Nationwide Shares from Countrywide (the “Acquisition”). The purchase price for the Nationwide Shares acquired in the Acquisition was approximately $22,200,000, before giving effect to an estimated working capital adjustment, as defined in the Stock Purchase Agreement, of approximately $802,000, and an escrow amount of $1,955,000 (“escrow funds”). In addition, the Stock Purchase Agreement provides that, under certain circumstances, up to an additional $400,000 may be required to be contributed into the escrow fund by Countrywide. After paying closing costs, the net cash received from the Buyer was approximately $18.7 million.

Pursuant to the terms of the Stock Purchase Agreement, the final working capital amount is to be determined post-closing within the timeframe set forth in the Stock Purchase Agreement. Subsequent to March 31, 2016, the Company and Buyer agreed on the amount of the working capital as of the Closing Date and the final adjustment, which was in favor of the Company. As $250,000 of the escrow funds relates to the working capital adjustment, and such $250,000 was determined to be due and owing to the Company, the Company has included this $250,000 portion of the escrow funds in Prepaid Expenses and Other Current Assets in the Current Assets section of its Consolidated Balance Sheet. The remaining $1,705,000 of the escrow funds, which is classified as Other Assets on the Company’s Consolidated Balance Sheet, is intended to be released eighteen months from the Closing Date, less any claims made against these escrow funds, in accordance with the Stock Purchase Agreement. The Company believes that these escrow funds are highly collectible, and that it is more likely than not that with respect to any or all such potential claims made against the Company, these claims will not exceed the minimum dollar threshold amount of $150,000 required under the Stock Purchase Agreement. The Company has therefore included the full amount of the $1,705,000 portion of the escrow funds in its gain on sale of Nationwide. Should claims made against the Company pursuant to the Stock Purchase Agreement exceed the minimum threshold, then to the extent such claims are resolved in favor of the Buyer under the terms of the Stock Purchase Agreement, the total amount of such claims will be recorded as a loss on sale of Nationwide in future periods. See Note 8 to the Consolidated Financial Statements for further discussion.

As Nationwide was a substantial and unique business unit of the Company, its sale was a strategic shift. Accordingly, in accordance with Accounting Standard Code Topic 360, the Company has classified Nationwide as discontinued operations for all periods presented.

Income from discontinued operations, net of taxes in the accompanying Consolidated Statements of Income and Comprehensive Income, is comprised of the following:

	For the Period January 1, 2016 through February 11, 2016	Three months ended March 31, 2015

Revenue	$1,830,000	$5,267,000
Cost of goods sold	1,177,000	3,247,000
Gross margin	653,000	2,020,000
Selling and general and administrative expenses	483,000	1,214,000
Interest expense-net	60,000	163,000
Income before income taxes	110,000	643,000
Income tax	38,000	235,000

Net income	$72,000	$408,000

The components of discontinued operations in the accompanying consolidated balance sheet are as follows:

December 31, 2015

Accounts receivable-net	$1,245,000
Inventories	4,211,000
Prepaid expenses and other current assets	92,000
Net property and equipment	768,000
Goodwill	1,873,000
Other intangible assets-net	12,000
Other assets- net	5,000
Deferred taxes - net	229,000
Assets of discontinued operations	$8,435,000

Accounts payable	$765,000
Accrued compensation and benefits	247,000
Accrued other liabilities	330,000
Liabilities of discontinued operations	$1,342,000

The Company recognized a gain of $12,185,000, on the sale of Nationwide during the three-month period ended March 31, 2016, which represents the difference between the adjusted net purchase price and the carrying book value of Nationwide. However, for income tax purposes, the Company’s tax basis in Nationwide was greater than the net proceeds, thus resulting in a tax loss. At the applicable tax rate of 34%, this loss has been recorded as a tax benefit of $141,000. This tax benefit may only be applied against future capital gain transactions.

On the Closing Date, the Company and the president of Nationwide, entered into a purchase agreement pursuant to which, among other things the Company acquired 30,000 shares of the Company’s Class A Common Stock (“Common Stock”) at the aggregate purchase price of $254,940 and options to acquire 6,667 shares of the Company’s Common Stock at an aggregate price of $16,597.

Effective as of the Closing Date, Countrywide, as landlord, and Nationwide, as tenant, entered into a new lease relating to the Tampa, Florida real property (the “Premises”). The lease provides for, among other things, a seven-year term commencing on the Closing Date and an annual base rent of approximately $252,000 with annual escalations. The lease also provides that the tenant will pay certain taxes and operating expenses associated with the Premises. The lease replaces the previous lease between Countrywide and Nationwide.

Lastly, effective as of the Closing Date, Countrywide and Nationwide entered into an Option and Right of First Refusal Agreement relating to the Premises, pursuant to which Countrywide granted a purchase option to Nationwide relating to the Premises if such option is initiated within 60 days following the Closing Date, which has since lapsed. In addition Countrywide granted to Nationwide a right of first refusal relating to certain offers made by third parties during the five-year period following the Closing Date.

NOTE 3 — EARNINGS PER SHARE

Basic earnings per common share is based only on the average number of shares of Common Stock outstanding for the periods. Diluted earnings per common share reflects the effect of shares of Common Stock issuable upon the exercise of options, unless the effect on earnings is antidilutive.

Diluted earnings per common share is computed using the treasury stock method. Under this method, the aggregate number of shares of common stock outstanding reflects the assumed use of proceeds from the hypothetical exercise of any outstanding options to purchase shares of Common Stock. The average market value for the period is used as the assumed purchase price.

The following table sets forth the elements of basic and diluted earnings per common share:

	Three months ended
	March 31,
	2016	2015
Numerator:
Numerator for basic and diluted earnings per common share:
Net income from continuing operations	$66,000	$373,000
Net income from discontinued operations	12,257,000	408,000
Net income	$12,323,000	$781,000

Denominator:
Denominator for basic earnings per share weighted average common shares outstanding	3,601,000	3,589,000
Dilutive securities (1)	177,000	157,000
Denominator for diluted earnings per share weighted average common shares outstanding	3,778,000	3,746,000

(1)  Dilutive securities consist of “in the money” stock options.

At March 31, 2016 and 2015, and during the three-month periods ended March 31, 2016 and 2015, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Common Stock for the period. These options are anti-dilutive and are excluded from the computation of diluted earnings per share. The weighted average of anti-dilutive stock options outstanding was as follows:

	Three months ended
	March 31,
	2016	2015
Weighted average anti-dilutive stock options outstanding	89,000	182,000

NOTE 4 - STOCK-BASED COMPENSATION

During the three month period ended March 31, 2016, the Company modified all previously issued outstanding options to purchase its common stock. This modification resulted in an aggregate increase of 19,174 options. The Company did not record any compensation expense in connection with the issuance of these options, as the issuance was made as the result of an equity restructuring event. See Note 9 for further discussion. There were no options granted or Common Stock awards issued during the three-month period ended March 31, 2015.

The following is a summary of the changes in outstanding options during the three-month period ended March 31, 2016:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2016	457,000	$6.15	4.0	$1,431,000
Granted	19,174	5.89
Exercised	(6,000)	3.81
Forfeited	(26,500)	6.55
Expired	—	—
Outstanding, March 31, 2016	443,674	$5.90	3.5	$1,729,000

Vested, March 31, 2016	424,507	$5.81	3.4	$1,697,000

Included in the forfeited options in the table above are 20,998 options the Company purchased from Nationwide employees for $50,000 in connection with the sale of Nationwide.

The following is a summary of changes in non-vested options for the three months ended March 31, 2016:

	Option Shares	Weighted Average Grant- Date Fair Value
Non-vested options, January 1, 2016	23,840	$6.72
Granted	829	6.45
Vested	—	—
Forfeited	(5,502)	6.72
Non-vested options, March 31, 2016	19,167	$6.71

The number of shares of Common Stock available for issuance under the P&F Industries, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), as of March 31, 2016 was 180,593. At March 31, 2016, there were 116,174 options outstanding issued under the 2012 Stock Incentive Plan and 327,500 options outstanding issued under the 2002 Stock Incentive Plan.

Restricted Stock

Pursuant to the 2012 Plan, the Company, in May 2015, granted 1,000 restricted shares of its Common Stock to each non-employee member of its Board of Directors, totaling 5,000 restricted shares. The Company determined that the fair value of these shares was $8.63, which was the closing price of the Company’s Common Stock on the date of the grant. These shares cannot be traded earlier than the first anniversary of the grant date. As such, the Company is ratably amortizing the total non-cash compensation expense of approximately $43,000 in its selling, general and administrative expenses through May 2016.

NOTE 5 - ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	March 31, 2016	December 31, 2015
Accounts receivable	$9,265,000	$8,559,000
Allowance for doubtful accounts	(84,000)	(82,000)
	$9,181,000	$8,477,000

NOTE 6 – INVENTORIES

Inventories consist of:

	March 31, 2016	December 31, 2015
Raw material	$2,133,000	$2,070,000
Work in process	1,335,000	1,366,000
Finished goods	16,511,000	16,347,000
	$19,979,000	$19,783,000

NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill is as follows:

Balance, January 1, 2016	$10,154,000
Currency translation adjustment	(6,000)
Balance, March 31, 2016	$10,148,000

Other intangible assets were as follows:

	March 31, 2016			December 31, 2015
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships (1)	$11,276,000	$3,695,000	$7,581,000	$11,285,000	$3,486,000	$7,799,000
Trademarks and trade names (1)	2,003,000	—	2,003,000	2,015,000	—	2,015,000
Engineering drawings	410,000	168,000	242,000	410,000	159,000	251,000
Non-compete agreements (1)	359,000	156,000	203,000	362,000	134,000	228,000
Patents	1,205,000	466,000	739,000	1,205,000	400,000	805,000
Totals	$15,253,000	$4,485,000	$10,768,000	$15,277,000	$4,179,000	$11,098,000

(1)	A portion of these intangibles are maintained in a foreign currency, and are therefore subject to foreign exchange rate fluctuations.

Amortization expense for intangible assets from continuing operations subject to amortization was as follows:

Three months ended March 31,
2016	2015
$308,000	$309,000

The weighted average amortization period for intangible assets was as follows:

	March 31, 2016	December 31, 2015
Customer relationships	9.8	10.0
Trademarks and trade names (1)	—	—
Engineering drawings	8.4	8.5
Non-compete agreements	2.5	2.7
Patents	5.8	5.8

(1) Have indefinite lives.

 Amortization expense for each of the next five years and thereafter is estimated to be as follows:

2017	$1,233,000
2018	1,052,000
2019	966,000
2020	907,000
2021	748,000
Thereafter	3,859,000
$8,765,000

NOTE 8 - DEBT

In October 2010, the Company entered into a Loan and Security Agreement (“Credit Agreement”) with an affiliate of Capital One, National Association (“Capital One”, or the “Bank”). The Credit Agreement provides for a Revolver Loan (“Revolver”), borrowings under which are secured by the Company’s accounts receivable, mortgages on its real property located in Cranberry, PA, Jupiter, FL and Tampa, FL (“Real Property”),  inventory and equipment. P&F and certain of its subsidiaries are borrowers under the Credit Agreement, and their obligations are cross-guaranteed by certain other subsidiaries. At the Company’s option, Revolver borrowings bear interest at either LIBOR (“London InterBank Offered Rate”) or the Base Rate, as defined in the Credit Agreement, plus the Applicable Margin, as defined in the Credit Agreement. The interest rate, either LIBOR or Base Rate, which is added to the Applicable Margin, is at the option of the Company, subject to limitations on the number of LIBOR borrowings.

The Company, in August 2014, entered into an Amended and Restated Loan and Security Agreement, (the “Restated Loan Agreement”), with Capital One. The Restated Loan Agreement, among other things, amended the Credit Agreement by: (1) increasing the total amount of the credit facility from $29,423,000 to $33,657,000, (2) increasing the Revolver from $20,000,000 to $22,000,000, (3) creating a new Term Loan, as defined in the Restated Loan Agreement (“Term Loan B”), and (4) re-designating as “Term Loan A”, the previously existing outstanding Term Loan, which relates primarily to the Company’s Real Property. In addition, the Restated Loan Agreement also reset certain financial covenants.

Contemporaneously with the sale of Nationwide, as discussed in Note 2, the Company entered into the Consent and Second Amendment to the Restated Loan Agreement (the “Amendment”) with Capital One. The Amendment, among other things; provided the Bank’s consent to the transactions contained in the Stock Purchase Agreement and the repurchase of certain shares and options discussed in Note 2 and Note 4 to the Consolidated Financial Statements, and amended the Restated Loan Agreement by: (a) reducing the aggregate Commitment (as defined in the Restated Loan Agreement) to $11,600,000; (b) reducing the Term Loan A to $100,000; (c) reducing the Revolver Commitment to $10,000,000 (less the new Term Loan A balance of $100,000); (d) reducing the Capex Loan Commitment to $1,600,000; (e) modifying certain financial covenants, (f) lowering interest rate margins and fee obligations; and (g) extending the expiration of the Credit Agreement to February 11, 2019. Additionally, the Bank released the mortgage on the Company’s Real Property, located in Tampa Florida.

The Company provides Capital One with, among other things, monthly financial statements, and monthly borrowing base certificates. The Company is required to comply with certain financial covenants. Under certain circumstances the Company would be required to submit certificates of compliance. The Company believes it is in compliance with all covenants under the current Credit Facility.

The net proceeds provided by the sale of Nationwide of approximately $18.7 million were used to pay down the Revolver and the Capex Term Loans in their entirety, and paid approximately $6 million against the Term Loan A, discussed below.

SHORT-TERM

At March 31, 2016 and December 31, 2015, the Company’s Revolver borrowings were $-0- and $9,623,000, respectively. Applicable LIBOR Margins added to Revolver borrowings at December 31, 2015 was 2.00%. The Applicable Base Rate Margin added to Revolver borrowings at March 31, 2016 and December 31, 2015 were 0.50% and 1.00%, respectively.

The Company purchased vehicles for use by its UAT salesforce. The current portion of the balance due on these vehicles is $29,000 at March 31, 2016 and was $31,000 at December 31, 2015.

LONG-TERM

The Restated Loan Agreement provides for Term Loan A, which is secured by mortgages on the Real Property, accounts receivable, inventory and equipment. Term Loan A borrowings can be at either LIBOR, or at the Base Rate, or a combination of the two plus the Applicable Margins, which for LIBOR borrowings at March 31, 2016 and at December 31, 2015 was 3.0%. The Applicable Margin for borrowings at the Base Rate for the same timeframes was 2.0%. A portion of the net proceeds from the sale of Nationwide repaid all but $100,000 of this Term Loan A, and accordingly such remaining balance is included in Long-term debt, less current maturities on the Company’s Consolidated Balance Sheet at March 31, 2016.

During 2012, the Company borrowed $380,000 and $519,000, as loans to purchase machinery and equipment (“Capex Term Loans”). Applicable Margins added to these Capex Term Loans during the period from January 1, 2016 through the Closing Date, and at December 31, 2015, were 3.00% and 2.00% for borrowings at LIBOR and the Base Rate, respectively. These loans were fully repaid with funds from the sale of Nationwide.

The long-term portion of the balance due on the purchased vehicles used by the UAT salesforce is $9,000 at March 31, 2016 and was $16,000 at December 31, 2015.

In accordance with ASU 2015-03, the Company reduced its long-term debt by $11,000 and $64,000, respectively, relating to deferred financing fees as of March 31, 2016 and December 31, 2015.

NOTE 9 – DIVIDENDS PAYABLE – OPTIONS ADJUSTMENTS (EQUITY RESTRUCTURING EVENT)

On March 8, 2016, the Company’s Board of Directors declared a special cash dividend of $0.50 per common share, which was paid on April 4, 2016, to shareholders of record at the close of business on March 21, 2016. The total amount of this special dividend payment is approximately $1.8 million. Further, the Company’s Board of Directors also announced that it approved the initiation of a dividend policy under which the Company intends to declare a cash dividend to the Company’s shareholders in the amount of $0.20 per share per annum, payable in equal quarterly installments. In conjunction therewith, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share to shareholders of record at the close of business on March 31, 2016. This dividend of approximately $180,000 was paid on April 14, 2016.

The Compensation Committee of the Board of Directors of the Company serves as administrator of the 2012 Plan, and the P&F Industries, Inc. 2002 Stock Incentive Plan (“2002 Plan”). The 2012 Plan requires that options granted under the 2012 Plan be equitably adjusted when an equity restructuring transaction or event occurs. Additionally, the 2002 Plan allows the Compensation Committee to equitably adjust any outstanding options granted under the 2002 Plan in the event of an equity restructuring event. The Compensation Committee determined that the special dividend met the applicable criteria under both the 2012 Plan and the 2002 Plan and authorized an equitable adjustment be made to all outstanding options under both plans. The equitable adjustment lowered the exercise price of all outstanding options, and added, in the aggregate, 19,174 options to purchase Common Stock relating to options held by all Company option holders. The reduction in the exercise price ranged from $0.13 to $0.48. The Company determined that, in accordance with ASU 718-20-20, the special dividend described above was an equity restructuring event, and, as such, there was no impact on the Company’s consolidated statement of income as the result of adjustments to the exercise price or the issuance of the additional stock options that resulted from the aforementioned modification.

NOTE 10 - RELATED PARTY TRANSACTIONS

The president of one of the Company’s subsidiaries is part owner of one of the subsidiary’s vendors. During the three-month periods ended March 31, 2016 and 2015, the Company purchased approximately $166,000 and $181,000, respectively, of product from this vendor. At March 31, 2016 and December 31, 2015, the Company had trade payables to this vendor of $44,000 and $63,000, respectively. Additionally, during the three-month periods ended March 31, 2016 and 2015, the Company recorded sales to this vendor of $3,000 and $2,000, respectively.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of P&F Industries, Inc. and subsidiaries (“P&F”, or the “Company”). P&F and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to shareholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “would,” “could” and their opposites and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. Any forward-looking statements contained herein, including those related to the Company’s future performance, are based upon the Company’s historical performance and on current plans, estimates and expectations. All forward-looking statements involve risks and uncertainties. These risks and uncertainties could cause the Company’s actual results for the 2016 fiscal year and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company for a number of reasons, as previously disclosed in the Company’s public filings, including in its Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”). Forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

Business

P&F and each of its subsidiaries are herein referred to collectively as the “Company.” In addition, the words “we”, “our” and “us” refer to the Company. Until February 11, 2016, the effective date of the sale of its Nationwide Industries, Inc. (“Nationwide”) subsidiary, P&F operated in two primary lines of business or segments: (i) tools and other products (“Tools”) and (ii) hardware and accessories (“Hardware”). As a result of the sale of Nationwide, the Company currently only operates in the Tools segment. See Notes 2 and 8 to Consolidated Financial Statements for further discussion.

Tools

The Company conducts its Tools business through a wholly-owned subsidiary, Continental Tool Group, Inc. (“Continental”), which in turn operates through its wholly-owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”). Exhaust Technologies Inc. (“ETI”) and Universal Air Tool Company Limited (“UAT”), which were acquired by us in 2014, are wholly-owned subsidiaries of Florida Pneumatic. The business of Air Tool Service Company (“ATSCO”), which was also acquired in 2014, operates through a wholly-owned subsidiary of Hy-Tech.

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

Hardware

Until the sale of Nationwide, which was effective February 11, 2016, the Company conducted its Hardware business through its wholly-owned subsidiary, Countrywide Hardware, Inc. (“Countrywide”). Countrywide conducted its business operations through its wholly-owned subsidiary, Nationwide. Nationwide was an importer and manufacturer of door, window and fencing hardware and accessories, including rollers, hinges, window operators, sash locks, custom zinc castings and door closers. On February 11, 2016, Countrywide sold Nationwide to a private investment organization for approximately $22.2 million. See Notes 2 and 8 to Consolidated Financial Statements for further discussion.

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

A key economic measure relevant to us is the cost of the raw materials in our products. Key materials include metals, especially various types of steel and aluminum. Also important is the value of the United States dollar (“USD”) in relation to the Taiwanese dollar (“TWD”), as we purchase a significant portion of our products from Taiwan. Purchases from Chinese sources are made in USDs. However, if the Chinese currency, (“RMB”), were to be revalued against the USD, there could be a significant negative impact on the cost of our products. As the result of the UAT acquisition, we closely monitor the fluctuation in the Great British Pound (“GBP”) to the USD, and the GBP to TWD, both of which can have an impact on the consolidated results. In addition, we monitor the number of operating rotary drilling rigs in the United States, as a means of gauging oil production, which is a key factor in our sales into the oil and gas exploration and extraction sector.

The cost and availability of a quality labor pool in the countries where products and components are manufactured, both overseas as well as in the United States, could materially affect our overall results.

Operating Measures

Key operating measures we use to manage our operations are: orders; shipments; development of new products; customer retention; inventory levels and productivity. These measures are recorded and monitored at various intervals, including daily, weekly and monthly. To the extent these measures are relevant; they are discussed in the detailed sections below.

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

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Descriptions of these policies are discussed in the 2015 Form 10-K. Certain of these accounting policies require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities, revenues and expenses. On an ongoing basis, we evaluate estimates, including, but not limited to those related to bad debts, inventory reserves, goodwill and intangible assets, warranty reserves and taxes and deferred taxes. We base our estimates on historical data and experience, when available, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions.  Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Other than the new critical accounting policy discussed in Note 2 to our Consolidated Financial Statements, there have been no material changes in our critical accounting policies and estimates from those discussed in Item 7 of our 2015 Form 10-K.

Overview

During the first quarter of 2016, our results of operations were impacted by:

●	the sale of Nationwide effective February 11, 2016, for approximately $22.2 million;

●	the on-going downturn in oil and gas exploration and extraction continues to negatively impact Hy-Tech’s and, to a lesser degree, Florida Pneumatic’s results, and

●	the decision by a major customer of Hy-Tech to begin to manufacture internally certain air tools that were formerly manufactured by Hy-tech contributed to the reduction in Hy-Tech’s total revenue.

RESULTS OF OPERATIONS

Continuing operations

Unless otherwise discussed elsewhere in the Management’s Discussion and Analysis, we believe that our relationships with our key customers and suppliers, given current economic conditions, remain satisfactory. The on-going weakness in the global oil and gas exploration and extraction markets continues to hamper both Hy-Tech and to a lesser degree, Florida Pneumatic.

We sold Nationwide to an unrelated third party for approximately $22.2 million. As a result of this transaction, Nationwide’s results are reported under discontinued operations for the three-month periods ended March 31, 2016, and 2015, and are therefore excluded from continuing operations for all periods presented. Please see Note 2 Discontinued Operations, to our Consolidated Financial Statements for additional information.

Other than the discussed in the Management’s Discussion and Analysis, there were no major trends or uncertainties that had, or we could reasonably expect could have, a material impact on our revenue. There was no unusual or infrequent event, transaction or any significant economic change that materially affected our results of operations.

The table below provides an analysis of our net revenue from continuing operations for the three-month periods ended March 31, 2016 and 2015:

	Three months ended March 31,
			Increase (decrease)
	2016	2015	$	%
Tools
Florida Pneumatic	$10,830,000	$10,254,000	$576,000	5.6%
Hy-Tech	3,669,000	4,305,000	(636,000)	(14.8)

Consolidated	$14,499,000	$14,559,000	$(60,000)	(0.4)%

Florida Pneumatic

Florida Pneumatic markets its air tool products to three primary sectors within the pneumatic tool market; retail, industrial/catalog and the automotive market. It also generates revenue from its Berkley products line as well as a line of air filters and other OEM parts (“Other”).

	Three months ended March 31,
	2016		2015		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Retail customers	$5,549,000	51.2%	$5,278,000	51.5%	$271,000	5.1%
Automotive	3,721,000	34.4	3,095,000	30.2	626,000	20.2
Industrial/catalog	1,357,000	12.5	1,581,000	15.4	(224,000)	(14.2)
Other	203,000	1.9	300,000	2.9	(97,000)	(32.3)
Total	$10,830,000	100.0%	$10,254,000	100.0%	$576,000	5.6%

The most significant factor contributing to Florida Pneumatic’s total revenue growth in the first quarter 2016, compared to the first quarter of 2015, is the incremental automotive revenue generated by the AIRCAT and NITROCAT pneumatic tools lines, being slightly offset by a modest decline in UAT revenue, which is included in the automotive sector. This growth is primarily attributable to new product releases and expanded marketing efforts. Florida Pneumatic intends to release additional new products into the automotive market during the remainder of 2016. A portion of UAT’s revenue is derived from the sale of pneumatic air tools to customers that are located and operate in the North Sea region of Scotland, and whose businesses are in the oil and gas sector. As a result of the ongoing weakness in the global oil and gas exploration sector in the geographic area that UAT currently services, revenue from this particular portion of UAT’s customer base declined, when comparing the three-month periods ended March 31, 2016 and 2015. We are currently developing a marketing strategy that is intended to enable UAT to expand its presence into other Western European countries; however no specific timetable has been established for this expansion. With respect to Florida Pneumatic’s Retail revenue, during the first quarter of 2016, there was an increase over the same period in 2015, due primarily to higher sales to The Home Depot, as well as the addition of The Home Depot Canada. This improvement was partially offset by a decline in Sears revenue. We continue to encounter weakness in the Industrial/catalog market, with the decline this quarter compared to the same period a year ago, occurring most notably in the aerospace and oil and gas exploration/production channels. A special order that shipped during the first quarter of 2015 and not recurring during the first quarter of 2016 also contributed to lower Industrial/catalog revenue. Florida Pneumatic’s first quarter of 2016 Other revenue declined when compared to the same period in 2015, primarily due to its decision to place greater emphasis on expanding its major product lines.

Hy-Tech

Hy-Tech focuses primarily on the industrial sector of the pneumatic tools market.  Hy-Tech manufactures and markets its own value-added line of air tools and parts, including the ATSCO product line, as well as distributes a complementary line of sockets, which in the aggregate are referred to as (“ATP”). The classification of “Other” below includes special products that are primarily marketed to the mining, construction and industrial manufacturing sectors, as well as gears, sprockets, splines, and hydraulic stoppers.

	Three months ended March 31,
	2016		2015		Decrease
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
ATP	$3,406,000	92.8%	$3,571,000	83.0%	$(165,000)	(4.6)%
Other	263,000	7.2	734,000	17.0	(471,000)	(64.2)

Total	$3,669,000	100.0%	$4,305,000	100.0%	$(636,000)	(14.8)%

ATP revenue for the first quarter of 2016 declined compared to the same period in 2015 primarily due to the on-going weakness in the oil and gas exploration and extraction market, which has caused a decline in such things as demand for pneumatic tools, spare/replacement parts and drilling motors. Evidencing the deep decline is, according to information published by Baker Hughes Incorporated, the average U.S. rig count for March 2016 was 478, down 54 from the 532 counted in February 2016, and down 632 from the 1,110 counted in March 2015. Further, the worldwide rig count for March 2016 was 1,551, down 1,006 from the 2,557 counted in March 2015. Additionally, we believe one of Hy-Tech’s major customers in the past has decided to source certain impact wrenches and other products formerly purchased from Hy-Tech internally, which has contributed to the decline. Partially offsetting the revenue decline was an increase in the shipments of ATSCO products. Further, we believe that should the oil and gas sector remain at or near current levels of exploration and extraction, it is likely that future periods may reflect a decline in revenue when compared to the prior year. Hy-Tech will continue to explore alternate markets and applications of its air tools and motors, as well as to utilize and emphasize its manufacturing expertise. The decline in Hy-Tech’s Other revenue was driven primarily by two factors: (i) a $240,000 order that shipped in the first quarter of 2015, not recurring in the first quarter of 2016, and (ii) weakness this quarter in specialty manufacturing for the mining, mine safety and railroad markets.

Gross Margins / Profits

	Three months ended March 31,		Increase (decrease)
	2016	2015	Amount		%
Florida Pneumatic	$4,124,000	$3,825,000	$299,000		7.8
As percent of respective revenue	38.1%	37.3%	0.8	% pts.
Hy-Tech	$1,092,000	$1,674,000	$(582,000)		(34.8)
As percent of respective revenue	29.8%	38.9%	(9.1)	% pts.
Total	$5,216,000	$5,499,000	$(283,000)		(5.1)
As percent of respective revenue	36.0%	37.8%	(1.8)	% pts.

Florida Pneumatic’s first quarter of 2016 gross margin improvement over the same period a year ago was driven primarily by product mix, specifically aided by an increase in revenue of the stronger gross margin automotive products line. Additionally, during the first quarter of 2016, the foreign exchange rate of the U.S. dollar to the Taiwan Dollar was more favorable than during the first quarter of 2015.

Hy-Tech’s gross margin this quarter, compared to the same period in 2015 is lower due primarily to lower overhead absorption, which in turn is due primarily to lower manufacturing activity levels. This has resulted primarily from the on-going down-turn in the oil and gas exploration and extraction sector, which is the key market for Hy-Tech’s products. In addition, product mix had an adverse effect on Hy-Tech’s gross margins. Most notably, there was a reduction in sales of its higher gross margin ATP parts and tools, as well as drilling motors, when compared to the same period in 2015. Additionally, during the first quarter of 2016, Hy-Tech manufactured and sold very low gross margin products to a key ATSCO customer. We are investigating alternate manufacturing methods in an attempt to improve our costs of this product line. A decision to continue to manufacture and market this line of products is currently being evaluated.

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

During the first quarter of 2016, our SG&A was $5,056,000 or 34.9% of revenue, compared to $4,932,000, or 33.9% of revenue during the same three-month period in 2015. Significant components of this change include the following: (i) incremental variable costs and expenses, which include such things as commissions, warranty costs, freight out and advertising/promotional fees, increased by $145,000. This increase was due primarily to greater automotive revenue, which results in higher commission costs, and greater revenue from The Home Depot, which generally tend to increase both warranty and freight expenses; (ii) compensation, which is comprised of base salaries and wages, accrued performance-based bonus incentives, associated payroll taxes and employee benefits increased $52,000, and (iii) our professional fees and related expenses declined $69,000, this quarter, compared to the same three-month period in 2015, partially offsetting the above factors.

Interest

	Three months ended March 31,		Increase
	2016	2015	Amount	%
Interest expense attributable to:
Short-term borrowings	$3,000	$—	$(3,000)	NA %
Term loans, including Capital Expenditure Term Loans	1,000	—	(1,000)	NA
Amortization expense of debt financing costs	98,000	29,000	(69,000)	(237.9)

Total	$102,000	$29,000	$(73,000)	(251.7)%

Our short-term and term loan interest expense incurred in 2015 of $163,000, and for the period January 1, 2016 through February 11, 2016 of $60,000, the effective date of sale of Nationwide (the “Closing Date”), are included in discontinued operations. The Amendment significantly reduced or eliminated certain term loans that were originally included in the Credit Agreement. As a result, we wrote down the deferred financing costs associated with the repayment of those term loans. As such, $80,000 is included in amortization expense of debt financing costs in our interest expense for the three-month period ended March 31, 2016. See Notes 2 and 8 to our Consolidated Financial Statements for further discussion on the sale of Nationwide and the Amendment to our Credit Agreement. See Liquidity and Capital Resources elsewhere in this Management’s Discussion and Analysis section for further information regarding our bank loans.

Our actual average balance of short-term borrowings during the three-month period ended March 31, 2016, was $5,227,000, compared to $13,440,000 during the three-month period ended March 31, 2015.

Income Taxes

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit applicable to continuing operations, on a year-to-date basis, and may change in subsequent interim periods. As a result, our effective tax rate applicable to continuing operations for the three months ended March 31, 2016 and 2015 were 39.4% and 36.6%, respectively. The Company’s effective tax rates for both periods were affected primarily by state taxes and non-deductible expenses.

Discontinued operations

Nationwide’s results of operations in our Consolidated Financial Statements and Note 2 presents their actual revenue and cost of goods sold for the period January 1, 2016 through the Closing Date. The SG&A of $483,000 includes that of Nationwide plus approximately $19,000 of expenses incurred at the corporate level that is specifically attributable to Nationwide. Nationwide’s pro-forma data for the three-month period ended March 31, 2015 represents their revenue and cost of goods sold. The SG&A for the three-month period ended March 31, 2015, includes all of Nationwide plus approximately $116,000 of corporate expenses directly attributable to Nationwide. In accordance with current accounting guidance, we have included as part of discontinued operations all interest expense incurred attributable to our Bank borrowings during the three-month period ended March 31, 2015, and for the period January 1, 2016 through the Closing Date,

We recognized a gain of $12,185,000, on the sale of Nationwide during the three-month period ended March 31, 2016, which represents the difference between the adjusted net selling price and the carrying book value of Nationwide. However, for income tax purposes, the Company’s tax basis in Nationwide was greater than the net proceeds, thus resulting in a tax loss. At the applicable tax rate of 34%, this loss has been recorded as a tax benefit of $141,000. This tax benefit may only be applied against future capital gain transactions. See Note 2 to our Consolidated Financial Statements for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

  Our cash flows from operations can be somewhat cyclical, with the greatest demand for cash typically in the first and third quarters. We monitor such metrics as days’ sales outstanding, inventory requirements, inventory turns, estimated future purchasing requirements and capital expenditures to project liquidity needs, as well as evaluate return on assets. Our primary sources of funds are operating cash flows and our Revolver Loan (“Revolver”) with our Bank.

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	March 31, 2016	December 31, 2015
Working Capital	$23,976,000	$21,023,000
Current Ratio	4.17 to 1	2.19 to 1
Shareholders’ Equity	$53,677,000	$43,642,000

Credit Facility

In October 2010, we entered into a Loan and Security Agreement (“Credit Agreement”) with an affiliate of Capital One, National Association (“Capital One”, or the “Bank”). The Credit Agreement provides for Revolver borrowings under which are secured by the Company’s accounts receivable, mortgages on its real property located in Cranberry, PA, Jupiter, FL and Tampa, FL (“Real Property”),  inventory and equipment. P&F and certain of its subsidiaries are borrowers under the Credit Agreement, and their obligations are cross-guaranteed by certain other subsidiaries.

At our option, Revolver borrowings will bear interest at either LIBOR (“London InterBank Offered Rate”) or the Base Rate, as the term is defined in the Credit Agreement, plus the Applicable Margin, as defined in the Credit Agreement. The interest rate, either LIBOR or Base Rate, which is added to the Applicable Margin, is at the option of the Company, subject to limitations on the number of LIBOR borrowings.

In August 2014, we entered into an Amended and Restated Loan and Security Agreement, (the “Restated Loan Agreement”), with Capital One. The Restated Loan Agreement, among other things, amended the Credit Agreement by: (1) increasing the total amount of the credit facility from $29,423,000 to $33,657,000, (2) increasing the Revolver from $20,000,000 to $22,000,000, (3) creating a new Term Loan, as defined in the Restated Loan Agreement (“Term Loan B”), and (4) re-designating as “Term Loan A”, the previously existing outstanding Term Loan, which relates primarily to the Company’s Real Property. In addition, the Restated Loan Agreement also reset certain financial covenants.

Contemporaneously with the sale of Nationwide, as discussed in Note 2 to our Consolidated Financial Statements, we entered into the Consent and Second Amendment to the Restated Loan Agreement (the “Amendment”) with Capital One. The Amendment, among other things; provided the Bank’s consent to the transactions contained in the Stock Purchase Agreement and the repurchase of certain shares and options discussed in Note 2, and Note 4 to the Consolidated Financial Statements, and amended the Restated Loan Agreement by: (a) reducing the aggregate Commitment (as defined in the Restated Loan Agreement) to $11,600,000; (b) reducing the Term Loan A to $100,000; (c) reducing the Revolver Commitment to $10,000,000 (less the new Term Loan A balance of $100,000); (d) reducing the Capex Loan Commitment to $1,600,000; (e) modifying certain financial covenants, (f) lowering interest rate margins and fee obligations; and (g) extending the expiration of the Credit Agreement to February 11, 2019. We believe that despite the reduction in the overall facility, our cash requirements to operate our business will be funded by operations and the Revolver. Further, we believe that should a need arise whereby the current credit facility is insufficient, we can borrow additional amounts against our Real Property, as well as secure additional funds.

 The net funds provided by the sale of Nationwide of approximately $18.7 million were used to pay down the Revolver, the Cap-Ex loans and the Term Loan A; however, the Amendment provided for $100,000 to remain outstanding under the Term Loan A, rather than pay it off in full so that the Company and Capital One could facilitate potential increased future term loan borrowings more inexpensively and efficiently.

At March 31, 2016 and December 31, 2015, Revolver borrowings outstanding was $-0- and $9,623,000, respectively. Applicable LIBOR Margins added to Revolver borrowings at December 31, 2015 was 2.00%. The Applicable Base Rate Margin added to Revolver borrowings at March 31, 2016 and December 31, 2015 were 0.50% and 1.00%, respectively.

We purchased vehicles for use by our UAT salesforce. The current portion of the balance due on these loans applicable to these purchased vehicles is $29,000 at March 31, 2016 and $31,000 at December 31, 2015.

In 2012 we borrowed $380,000 and $519,000, as loans for machinery and equipment (“Capex Term Loans”). The original repayment of these two Capex Term Loans was based on sixty-month amortization periods, resulting in repayments of approximately $6,000 and $9,000 per month, respectively. Applicable Margins added to these Capex Term Loans during the period January 1, 2016 through February 11, 2016 (date of sale of Nationwide) and at December 31, 2015 were 3.0% and 2.0% respectively, for borrowings at LIBOR and the Base Rate, respectively. As noted earlier, these loans were repaid in their entirety on the Closing Date

Cash flows

During the three-month period ended March 31, 2016, our net cash decreased $43,000 to $884,000 from $927,000 at December 31, 2015.   Our total bank debt at March 31, 2016 was $100,000, compared to $16,066,000 at December 31, 2015. As discussed earlier and in Note 2 and 8 to the consolidated Financial Statements, our reduction in debt is a result of the sale of Nationwide operations. The total debt to total book capitalization (total debt divided by total debt plus equity); at March 31, 2016 was 0.2%, compared to 26.9% at December 31, 2015.

Our Board of Directors announced that it approved the initiation of a dividend policy under which the Company intends to declare a cash dividend to its stockholders in the amount of $0.20 per share per annum, payable in equal quarterly installments. As all cash remitted to us by our customers is delivered to a Capital One Lockbox, the cash required for the payment of the special $0.50 per common share dividend and the aforementioned $0.05 quarterly dividend, both paid in April 2016, was from Revolver borrowings.

We believe the net cash flows from our current operating units should provide cash to fund our consolidated cost structure for the next twelve months. As such, we believe that the loss of the cash flows generated by Nationwide will not materially affect our financial position.

Our capital spending from continuing operations was $242,000 for the three-month period ended March 31, 2016, compared to $151,000 during the same period in the prior year.  Capital expenditures for the balance of 2016 are expected to be approximately $800,000, some of which may be financed through our credit facilities or financed through independent third party financial institutions. The remaining 2016 capital expenditures will primarily be for expansion of existing product lines and replacement of equipment.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any other recently issued, but not yet effective accounting standards, if currently adopted would have a material effect on our consolidated financial statements.

Customer concentration

We have two customers that account for 12.7% and 36.3% at March 31, 2016, and 11.4% and 35.6% at December 31, 2015 of our consolidated accounts receivable. To date, these customers, with minor exceptions, are current in their payments. Further, these two customers in the aggregate, accounted for 38.3% of our consolidated revenue from continuing operations for the three-month period ended March 31, 2016, compared to 35.6% for the same three-month period in 2015.

We believe the loss of either of these customers would negatively impact our working capital, but would not affect our ability to remain a going concern.

Item 3.             Quantitative And Qualitative Disclosures About Market Risk

Not required.

Item 4.             Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's CEO and CFO, evaluated, as of March 31, 2016, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of March 31, 2016, the Company’s management, including its CEO and CFO, concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

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

There have been no material changes to the legal proceedings disclosure described in our 2015 Form 10-K.

Item 1A.	Risk Factors

There were no material changes to the risk factors previously disclosed in our 2015 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On February 11, 2016, the Company and the president of Nationwide, entered into a Purchase Agreement, pursuant to which, among other things the Company acquired 30,000 shares of the Company’s Common Stock at the aggregate purchase price of $254,940. None of such shares were purchased as part of a publicly announced plan or program, nor has the Company announced any plan to purchase any additional shares.

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

P&F INDUSTRIES, INC.
(Registrant)

/s/ JOSEPH A. MOLINO, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: May 13, 2016	(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit
2.1

Stock Purchase and Redemption Agreement, dated as of February 11, 2016, by and among Countrywide Hardware, Inc., Argosy NWI Holdings, LLC, the Company and Nationwide Industries, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated February 11, 2016)

10.1

Purchase Agreement, dated as of February 11, 2016, by and between the Company and Christopher J. Kliefoth (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 11, 2016).

10.2

Consent and Second Amendment to Amended and Restated Loan and Security Agreement, dated as of February 11, 2016, by and among the Company, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc., ATSCO Holdings Corp, Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P., and Capital One, National Association, as lender and agent (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 11, 2016)

10.3

Lease, dated as of February 11, 2016, between Countrywide Hardware, Inc. and Nationwide Industries, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 11, 2016)

10.4

Option and Right of First Refusal Agreement, dated as of February 11, 2016, between Countrywide Hardware, Inc. and Nationwide Industries, Inc. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated February 11, 2016)

10.5

Third Amendment to Amended and Restated Loan and Security Agreement, dated as of March 31, 2016, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc., ATSCO Holdings Corp, Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P., and Capital One, National Association, as lender and agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 31, 2016).

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