Form 10-Q
period 2016-06-30
P&F INDUSTRIES INC
filed 2016-08-15
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of August 12, 2016 there were 3,597,870 shares of the registrant’s Class A Common Stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

i

PART I - FINANCIAL INFORMATION

Item 1.                Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS

Cash	$907,000	$927,000
Accounts receivable — net	10,406,000	8,477,000
Inventories	20,207,000	19,783,000
Prepaid expenses and other current assets	1,212,000	1,032,000
Assets of discontinued operations	—	8,435,000
TOTAL CURRENT ASSETS	32,732,000	38,654,000

PROPERTY AND EQUIPMENT
Land	1,550,000	1,550,000
Buildings and improvements	7,684,000	7,677,000
Machinery and equipment	19,167,000	18,736,000
	28,401,000	27,963,000
Less accumulated depreciation and amortization	19,002,000	18,491,000
NET PROPERTY AND EQUIPMENT	9,399,000	9,472,000

GOODWILL	4,792,000	10,154,000

OTHER INTANGIBLE ASSETS — net	7,476,000	11,098,000

DEFERRED INCOME TAXES — net	707,000	—

OTHER ASSETS — net	1,824,000	234,000

TOTAL ASSETS	$56,930,000	$69,612,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Short-term borrowings	$2,706,000	$9,623,000
Accounts payable	2,793,000	2,791,000
Accrued compensation and benefits	1,071,000	1,718,000
Accrued other liabilities	1,888,000	1,666,000
Current maturities of long-term debt	24,000	491,000
Liabilities of discontinued operations	—	1,342,000
TOTAL CURRENT LIABILITIES	8,482,000	17,631,000

Long–term debt, less current maturities	89,000	5,936,000
Deferred tax liabilities - net	—	2,175,000
Other liabilities	219,000	228,000

TOTAL LIABILITIES	8,790,000	25,970,000

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued – 4,181,000 at June 30, 2016 and 4,170,000 at December 31, 2015	4,181,000	4,170,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	12,899,000	12,884,000
Retained earnings	36,458,000	31,495,000
Treasury stock, at cost – 584,000 shares at June 30, 2016 and 554,000 shares at December 31, 2015	(4,821,000)	(4,566,000)
Accumulated other comprehensive loss	(577,000)	(341,000)

TOTAL SHAREHOLDERS’ EQUITY	48,140,000	43,642,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$56,930,000	$69,612,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME (unaudited)

	Three months		Six months
	ended June 30,		ended June 30,
	2016	2015	2016	2015

Net revenue	$15,637,000	$16,058,000	$30,136,000	$30,617,000
Cost of sales	10,332,000	10,227,000	19,615,000	19,287,000
Gross profit	5,305,000	5,831,000	10,521,000	11,330,000
Selling, general and administrative expenses	5,154,000	5,129,000	10,173,000	10,046,000
Impairment of goodwill and other intangible assets	8,311,000	—	8,311,000	—
Operating (loss) income	(8,160,000)	702,000	(7,963,000)	1,284,000
Other income, net	(18,000)	(237,000)	(32,000)	(272,000)
Interest expense	36,000	29,000	138,000	58,000
(Loss) income from continuing operations before income taxes	(8,178,000)	910,000	(8,069,000)	1,498,000
Income tax (benefit) expense	(2,808,000)	278,000	(2,765,000)	493,000
(Loss) income from continuing operations	(5,370,000)	632,000	(5,304,000)	1,005,000

Discontinued operations (Note 2)

Net income from discontinued operations, net of tax of $-0- and $38,000 for the three and six-month periods ended June 30, 2016 and $377,000 and $612,000 for the three and six-month periods ended June 30, 2015	—	680,000	72,000	1,088,000
(Loss) gain on sale of discontinued operations, net of tax benefit of $-0- and $141,000 for the three and six-month periods ended June 30, 2016	(14,000)	—	12,171,000	—
Net (loss) income from discontinued operations, net of tax	(14,000)	680,000	12,243,000	1,088,000

Net (loss) income	$(5,384,000)	$1,312,000	$6,939,000	$2,093,000

Basic (loss) earnings per share
Continuing operations	$(1.49)	$0.17	$(1.47)	$0.28
Discontinued operations	—	0.19	3.40	0.30
Net (loss) income	$(1.49)	$0.36	$1.93	$0.58

Diluted (loss) earnings per share
Continuing operations	$(1.49)	$0.17	$(1.47)	$0.27
Discontinued operations	—	0.18	3.40	0.29
Net (loss) income	$(1.49)	$0.35	$1.93	$0.56

Weighted average common shares outstanding:

Basic	3,595,000	3,606,000	3,598,000	3,598,000
Diluted	3,595,000	3,754,000	3,598,000	3,751,000

Net (loss) income	$(5,384,000)	$1,312,000	$6,939,000	$2,093,000
Other comprehensive (loss) income-foreign currency translation adjustment	(166,000)	152,000	(236,000)	44,000
Total comprehensive (loss) income	$(5,550,000)	$1,464,000	$6,703,000	$2,137,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

		Class A common stock, $1 par		Additional paid-in	Retained	Treasury stock		Accumulated other comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss

Balance, January 1, 2016	$43,642,000	4,170,000	$4,170,000	$12,884,000	$31,495,000	(554,000)	$(4,566,000)	$(341,000)

Net income	6,939,000	—	—	—	6,939,000	—	—	—

Exercise of stock options	23,000	6,000	6,000	17,000	—	—	—	—

Purchase of Class A common stock	(255,000)	—	—	—	—	(30,000)	(255,000)	—

Restricted common stock compensation	25,000	5,000	5,000	20,000	—	—	—	—

Stock-based compensation	(22,000)	—	—	(22,000)	—	—	—	—

Dividends	(1,976,000)	—	—	—	(1,976,000)	—	—	—

Foreign currency translation adjustment	(236,000)	—	—	—	—	—	—	(236,000)

Balance, June 30, 2016	$48,140,000	4,181,000	$4,181,000	$12,899,000	$36,458,000	(584,000)	$(4,821,000)	$(577,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months
	ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net (loss) income from continuing operations	$(5,304,000)	$1,005,000
Net income from discontinued operations	12,243,000	1,088,000

Adjustments to reconcile net (loss) income from operations to net cash used in operating activities:

Non-cash charges:
Depreciation and amortization	823,000	768,000
Amortization of other intangible assets	586,000	619,000
Amortization of debt issue costs	108,000	55,000
(Recovery) provision for losses on accounts receivable - net	(1,000)	9,000
Stock-based compensation	13,000	59,000
Restricted stock-based compensation	25,000	17,000
(Gain) loss on sale of fixed assets	(6,000)	4,000
Deferred income taxes	(2,868,000)	19,000
Fair value reduction in contingent consideration	—	(201,000)
Impairment of goodwill and other intangible assets	8,311,000	—
Changes in operating assets and liabilities:
Accounts receivable	(1,979,000)	(1,644,000)
Inventories	(531,000)	(709,000)
Prepaid expenses and other current assets	(186,000)	(216,000)
Other assets	(1,619,000)	51,000
Accounts payable	28,000	234,000
Accrued compensation and benefits	(641,000)	(572,000)
Accrued liabilities	241,000	(329,000)
Other liabilities	(9,000)	(8,000)
Total adjustments	2,295,000	(1,844,000)
Net cash used in operating activities – continuing operations	(3,009,000)	(839,000)
Net cash (used in) provided by operating activities – discontinued operations	(840,000)	786,000

Net cash used in operating activities	$(3,849,000)	$(53,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months
	ended June 30,
	2016	2015
Cash Flows from Investing Activities:
Capital expenditures	$(766,000)	$(327,000)
Proceeds from disposal of assets	10,000	12,000
Net cash used in investing activities – continuing operations	(756,000)	(315,000)
Net cash provided by (used in) investing activities – discontinued operations	20,149,000	(45,000)
Net cash provided by (used in) investing activities	19,393,000	(360,000)

Cash Flows from Financing Activities:
Dividend payments	(1,976,000)	—
Proceeds from exercise of stock options	23,000	66,000
Purchase of Class A common stock	(255,000)	—
Proceeds from short-term borrowings	31,677,000	38,501,000
Repayments of short-term borrowings	(19,884,000)	(35,402,000)
Repayments of term loans	(6,343,000)	(2,897,000)
Repayments of notes payable	(17,000)	(20,000)
Payments of bank financing costs	(30,000)	—
Net cash provided by financing activities – continuing operations	3,195,000	248,000
Net cash used in financing activities – discontinued operations	(18,716,000)	—
Net cash (used in) provided by financing activities	(15,521,000)	248,000

Effect of exchange rate changes on cash	(43,000)	19,000
Net decrease in cash	(20,000)	(146,000)
Cash at beginning of period	927,000	1,011,000
Cash at end of period	$907,000	$865,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$108,000	$336,000
Income taxes	$43,000	$716,000

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

The consolidated financial statements have been reported in U.S. dollars by translating asset and liability amounts of a foreign wholly-owned subsidiary at the closing exchange rate, equity amounts at historical rates and the results of operations and cash flow at the average of the prevailing exchange rates during the periods reported. As a result, the Company is exposed to foreign currency translation gains or losses. These gains or losses are presented in the Company’s consolidated financial statements as “Other comprehensive (loss) income - foreign currency translation adjustment”.

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

The Company

P&F is a Delaware corporation incorporated on April 19, 1963. Until February 11, 2016, the effective date of the sale of its Nationwide Industries, Inc. (“Nationwide”) subsidiary, P&F operated in two primary lines of business or segments: (i) tools and other products (“Tools”) and (ii) hardware and accessories (“Hardware”). As a result of the sale of Nationwide, the Company currently only operates in the Tools segment. See Notes 2 and 9 to Consolidated Financial Statements for further discussion.

Tools

The Company conducts its Tools business through a wholly-owned subsidiary, Continental Tool Group, Inc. (“Continental”), which in turn operates through its wholly-owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”). Exhaust Technologies Inc. (“ETI”) and Universal Air Tool Company Limited (“UAT”) are wholly-owned subsidiaries of Florida Pneumatic. The business of Air Tool Service Company (“ATSCO”) operates through a wholly-owned subsidiary of Hy-Tech.

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

Hardware

Until the sale of Nationwide, which was effective February 11, 2016 (the “Closing Date”), the Company conducted its Hardware business through its wholly-owned subsidiary, Countrywide Hardware, Inc. (“Countrywide”). Countrywide conducted its business operations through its wholly-owned subsidiary, Nationwide. Nationwide is an importer and manufacturer of door, window and fencing hardware and accessories, including rollers, hinges, window operators, sash locks, custom zinc castings and door closers. On the Closing Date, Countrywide sold Nationwide to an unrelated third party for approximately $22.2 million. See Notes 2 and 9 to Consolidated Financial Statements for further discussion.

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

New Accounting Pronouncements

Recently Issued Accounting Pronouncements

Not Yet Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard reduces complexity in several aspects of the accounting for employee share-based compensation, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company is still evaluating the impact this standard will have on its consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes existing accounting standards for revenue recognition and creates a single framework. The new guidance requires either a retrospective or a modified retrospective approach at adoption. Early adoption is permitted, but not before Company's fiscal year that begins on April 1, 2017 (the original effective date of the ASU). Additional updates to Topic 606 issued by the FASB in 2015 and 2016 include the following:

•	ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of the new guidance such that the new provisions will now be required for fiscal years, and interim periods within those years, beginning after December 15, 2017.
•	ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations (reporting revenue gross versus net).
•	ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the implementation guidance on identifying performance obligations and classifying licensing arrangements.
•	ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies the implementation guidance in a number of other areas.

The Company is currently in the process of assessing the impact the adoption of the new revenue standards will have on its consolidated financial statements and related disclosures, as well as the available transition methods.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”).  The standard simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value for entities using the first-in-first out method of valuing inventory.  ASU 2015-11 eliminates other measures required by current guidance to determine net realizable value.  ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years and early adoption is permitted.  The Company has not adopted ASU 2015-11 and does not expect the new guidance to have a material effect on its Consolidated Financial Statements.

There are currently no other accounting standards that have been issued that will have a significant impact on the Company’s financial position, results of operations or cash flows upon adoption.

Recently Adopted

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 is aimed at reducing complexity in accounting standards. Currently, GAAP requires the deferred taxes for each jurisdiction to be presented as a net current asset or liability and net noncurrent asset or liability. This requires a jurisdiction-by-jurisdiction analysis based on the classification of the assets and liabilities to which the underlying temporary differences relate, or, in the case of loss or credit carryforwards, based on the period in which the attribute is expected to be realized. Any valuation allowance is then required to be allocated on a pro rata basis, by jurisdiction, between current and noncurrent deferred tax assets. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction; companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The new guidance is effective in fiscal years beginning after December 15, 2016, including interim periods within those years, with early adoption permitted. The Company early adopted and applied the new standard retrospectively to the prior period presented in the Consolidated Balance Sheets.

The Company reported Deferred income taxes-net in its 2015 Form 10-K as Current assets of $1,131,000. After adoption of this ASU, and giving effect to the sale of Nationwide, discussed in Note 2, the Company now presents $229,000 of deferred tax assets being included in the Current assets from discontinued operations, and the balance of $902,000 included net against the long-term deferred income tax liability.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03). The update requires that deferred debt issuance costs be reported as a reduction to long-term debt (previously reported in other noncurrent assets). The Company adopted ASU 2015-03 in the first quarter of 2016 and for all retrospective periods, as required. The impact of the adoption was not material to our consolidated financial statements, and is discussed further in Note 9.

NOTE 2 – DISCONTINUED OPERATIONS

The Company, as part of its strategic plan, which is to focus on expanding its position in the power tool and accessories market, sold Nationwide. On the Closing Date, P&F, Countrywide, Nationwide and Argosy NWI Holdings, LLC, a Delaware limited liability company (“Buyer”), entered into a Stock Purchase and Redemption Agreement (the “Stock Purchase Agreement”), pursuant to which, among other things, after giving effect to certain contributions and redemptions of Nationwide’s common shares (“Nationwide Shares”), the Buyer acquired all of the outstanding Nationwide Shares from Countrywide (the “Acquisition”). The purchase price for the Nationwide Shares acquired in the Acquisition was approximately $22,200,000, before giving effect to an estimated working capital adjustment, as defined in the Stock Purchase Agreement, of approximately $802,000. Further, in accordance with the Stock Purchase Agreement, the Company placed into escrow $1,955,000 (“escrow funds”), of which $250,000 related to the final working capital adjustment. Pursuant to the terms of the Stock Purchase Agreement, the final working capital amount was determined to be approximately $75,000 in the Company’s favor. As a result, during the three-month period ended June 30, 2016, the $250,000 portion of the escrow funds was released to the Company, and the $75,000 was paid to the Company by the Buyer. The Stock Purchase Agreement also requires Countrywide, under certain circumstances, to contribute an additional $400,000 into escrow. After paying closing costs, the net cash received from the Buyer was approximately $18.7 million.

The remaining $1,705,000 of the escrow funds, which is classified as Other Assets on the Company’s Consolidated Balance Sheet, is intended to be released eighteen months from the Closing Date, less any claims made against these escrow funds, in accordance with the Stock Purchase Agreement. The Company believes that these escrow funds are highly collectible, and that it is more likely than not that with respect to any or all such potential claims made against the Company, these claims will not exceed the minimum dollar threshold amount of $150,000 required under the Stock Purchase Agreement. The Company has therefore included the full amount of the $1,705,000 portion of the escrow funds in its gain on sale of Nationwide. Should claims made against the Company pursuant to the Stock Purchase Agreement exceed the minimum threshold, then to the extent such claims are resolved in favor of the Buyer under the terms of the Stock Purchase Agreement, the total amount of such claims will be recorded as a loss on sale of Nationwide in future periods. See Note 9 to the Consolidated Financial Statements for further discussion.

  As Nationwide was a substantial and unique business unit of the Company, its sale was a strategic shift. Accordingly, in accordance with Accounting Standard Code Topic 360, the Company has classified Nationwide as discontinued operations for all periods presented.

Income from discontinued operations, net of taxes in the accompanying Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income, is comprised of the following:

	January 1, 2016 through the Closing Date	Three months ended June 30, 2015	Six months ended June 30, 2015

Revenue	$1,830,000	$6,502,000	$11,769,000
Cost of goods sold	1,177,000	3,914,000	7,161,000
Gross margin	653,000	2,588,000	4,608,000
Selling and general and administrative expenses	483,000	1,359,000	2,573,000
Interest expense-net	60,000	172,000	335,000
Income before income taxes	110,000	1,057,000	1,700,000
Income taxes	38,000	377,000	612,000

Net income	$72,000	$680,000	$1,088,000

The components of discontinued operations in the accompanying consolidated balance sheet are as follows:

December 31, 2015

Accounts receivable-net	$1,245,000
Inventories	4,211,000
Prepaid expenses and other current assets	92,000
Net property and equipment	768,000
Goodwill	1,873,000
Other intangible assets-net	12,000
Other assets- net	5,000
Deferred taxes - net	229,000
Assets of discontinued operations	$8,435,000

Accounts payable	$765,000
Accrued compensation and benefits	247,000
Accrued other liabilities	330,000
Liabilities of discontinued operations	$1,342,000

The Company recognized a gain of $12,185,000, on the sale of Nationwide during the three-month period ended March 31, 2016, which represents the difference between the adjusted net purchase price and the carrying book value of Nationwide. During the three-month period ended June 30, 2016 the Company incurred an additional $14,000 in expenses related to the sale. For income tax purposes, the Company’s tax basis in Nationwide was greater than the net proceeds, thus resulting in a tax loss. This loss has been recorded as a tax benefit of $141,000. This tax benefit may only be applied against future capital gain transactions.

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

Lastly, effective as of the Closing Date, Countrywide and Nationwide entered into an Option and Right of First Refusal Agreement relating to the Premises, pursuant to which Countrywide granted a purchase option to Nationwide relating to the Premises if such option is initiated within 60 days following the Closing Date, which has since lapsed. In addition, Countrywide granted to Nationwide a right of first refusal relating to certain offers made by third parties during the five-year period following the Closing Date.

NOTE 3 - (LOSS) EARNINGS PER SHARE

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

The following table sets forth the elements of basic and diluted (loss) earnings per common share:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Numerator for basic and diluted (loss) earnings per common share:

Net (loss) income from continuing operations	$(5,370,000)	$632,000	$(5,304,000)	$1,005,000
Net (loss) income from discontinued operations	(14,000)	680,000	12,243,000	1,088,000
Net (loss) income	$(5,384,000)	$1,312,000	$6,939,000	$2,093,000

Denominator:
For basic (loss) earnings per share - weighted average common shares outstanding	3,595,000	3,606,000	3,598,000	3,598,000
Dilutive securities (1)	—	148,000	—	153,000
For diluted (loss) earnings per share - weighted average common shares outstanding	3,595,000	3,754,000	3,598,000	3,751,000

 (1)   Dilutive securities consist of “in the money” stock options.

At June 30, 2016 and 2015 and during the six-month periods ended June 30, 2016 and 2015, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying common stock for the period. Options for the three and six months ended June 30, 2015 are anti-dilutive and are excluded from the computation of diluted (loss) earnings per share. For the three and six months ended June 30, 2016, we experienced a net loss from continuing operations, as such, these options were not included in the computation of diluted (loss) earnings per share. The weighted average of anti-dilutive stock options outstanding was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Weighted average antidilutive stock options outstanding	73,000	182,000	81,000	182,000

NOTE 4 - STOCK-BASED COMPENSATION

In connection with the equity restructuring event, which occurred during the three-month period ended March 31, 2016 relating to the special dividend, the Company, modified all previously issued outstanding options to purchase its common stock. This modification resulted in an aggregate increase of 19,174 options. The Company did not record any compensation expense in connection with the issuance of these options, as the issuance was made as the result of an equity restructuring event. Other than the aforementioned issuance, there were no other options granted or Common Stock awards issued during the three and six-month periods ended June 30, 2016.

The following is a summary of the changes in outstanding options during the six-month period ended June 30, 2016:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2016	457,000	$6.15	4.0	$1,431,000
Granted	19,174	5.89
Exercised	(6,000)	3.81
Forfeited	(26,500)	6.55
Expired	(16,723)	10.72
Outstanding and Vested, June 30, 2016	426,951	$5.71	3.4	$1,655,000

Included in the forfeited options in the table above are 20,998 options the Company purchased from Nationwide employees for $50,000 in connection with the sale of Nationwide.

The following is a summary of changes in non-vested options for the six months ended June 30, 2016:

	Option Shares	Weighted Average Grant- Date Fair Value
Non-vested options, January 1, 2016	23,840	$6.72
Granted	829	6.45
Vested	(19,167)	6.71
Forfeited	(5,502)	6.72
Non-vested options, June 30, 2016	—	$—

The number of shares of Common Stock available for issuance under the P&F Industries, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), as of June 30, 2016 was 173,093. At June 30, 2016, there were 115,451 options outstanding issued under the 2012 Plan and 311,500 options outstanding issued under the 2002 Stock Incentive Plan.

Restricted Stock

Pursuant to the 2012 Plan, the Company, in May 2016, granted 1,000 restricted shares of its Common Stock to each non-employee member of its Board of Directors, totaling 5,000 restricted shares. The Company determined that the fair value of these shares was $8.72, which was the closing price of the Company’s Common Stock on the date of the grant. These shares cannot be traded earlier than the first anniversary of the grant date. As such, the Company is ratably amortizing the total non-cash compensation expense of approximately $44,000 in its selling, general and administrative expenses through May 2017.

Pursuant to the 2012 Plan, the Company, in May 2015, granted 1,000 restricted shares of its Common Stock to each non-employee member of its Board of Directors, totaling 5,000 restricted shares. The Company determined that the fair value of these shares was $8.63, which was the closing price of the Company’s Common Stock on the date of the grant. These shares cannot be traded earlier than the first anniversary of the grant date. As such, the Company ratably amortized the total non-cash compensation expense of approximately $43,000 in its selling, general and administrative expenses through May 2016.

NOTE 5 – FAIR VALUE MEASUREMENTS

Accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Under this guidance, the Company is required to classify certain assets and liabilities based on the following hierarchy:

Level 1:    Quoted prices for identical assets or liabilities in active markets that can be assessed at the measurement date.

Level 2: Inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Inputs reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instruments valuation.

The guidance requires the use of observable market data if such data is available without undue cost and effort.

As of June 30, 2016 and December 31, 2015, the carrying amounts reflected in the accompanying consolidated balance sheets for current assets and current liabilities approximated fair value due to the short-term nature of these accounts.

The fair value of the Other assets, which consists primarily of escrowed funds from the sale of Nationwide, which was estimated to be the same as its carrying value, based on Level 3 inputs. The escrow will be released to the Company in August 2017, in accordance with the terms and conditions set forth in the Stock Purchase Agreement .

Assets and liabilities measured at fair value on a non-recurring basis include goodwill and intangible assets. Such assets are reviewed quarterly for impairment indicators. If a triggering event has occurred, the assets are re-measured when the estimated fair value of the corresponding asset group is less than the carrying value. The fair value measurements, in such instances, are based on significant unobservable inputs (level 3).

NOTE 6 – ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	June 30, 2016	December 31, 2015
Accounts receivable	$10,486,000	$8,559,000
Allowance for doubtful accounts	(80,000)	(82,000)
	$10,406,000	$8,477,000

NOTE 7 – INVENTORIES

Inventories consist of:

	June 30, 2016	December 31, 2015
Raw material	$1,954,000	$2,070,000
Work in process	942,000	1,366,000
Finished goods	17,311,000	16,347,000
	$20,207,000	$19,783,000

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets with indefinite lives are tested for impairment annually or whenever events or circumstances indicate the carrying value of these assets may not be recoverable.

The impairment testing is performed in two steps: (i) The Company compares the fair value of a reporting unit with its carrying value, and (ii) if there is impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The Company determines the fair value using the income approach methodology of valuation, which considers the expected present value of future cash flows. As an integral part of the valuation process the Company utilizes its latest cash flows forecasts for the remainder of the current fiscal year, if applicable, the next four fiscal years, and then applies projected minimal growth for all remaining years, based upon available statistical data and management’s estimates.

During the second quarter of 2016, the Company determined that an interim impairment analysis of the goodwill recorded in connection with its Hy-Tech reporting unit was necessary based on consideration of a number of factors or assumptions, which included:

•	Negative changes in revenue, which was driven primarily by continued weakness in the oil and gas exploration and extraction industries;
•	the recent loss of a major portion of revenue from one of its larger customers;
•	recent significant reductions/guidance of forecasted purchases from the largest customer acquired in the ATSCO acquisition; and
•	changes in gross margin, driven primary by product mix and customer mix.

The combination of these factors was considered to be a triggering event requiring an interim impairment test.

Certain of the factors considered by management in the performance of the impairment test included:

•	Cash flows was determined to be a key assumption primarily due to reductions in future revenue and gross margins; and
•	Discount rates. The discount rates applied to internally developed cash flow projections were 14.5% for the previous annual impairment test as of November 30, 2015 and 13.8% at May 31, 2016, which was the date of the interim impairment test. The discount rate represents the weighted average cost of capital consistent with our views of the rate that an expected market participant would utilize for valuation, including the risk inherent in future cash flows, taking into account the capital structure, debt ratings and current debt yields of comparable public companies as well as an estimate of return on equity that reflects historical market returns.

Based on step one of the impairment analysis, it was determined that the fair value of the reporting unit was less than the carrying value. Step two of the goodwill impairment test resets the implied fair value of goodwill through a reallocation of the assets. That is, an entity shall allocate the fair value of a reporting unit, in this case, Hy-Tech to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. Accordingly, after resetting the carrying values of its intangible assets, other than Goodwill, which resulted in a $2,968,000 impairment of intangible assets (see below), the Company adjusted the carrying value of Goodwill by recording an impairment charge of $5,343,000 in the second quarter of 2016.

The carrying value of Hy-Tech exceeded its estimated fair value by approximately 15.7% at November 30, 2015. The fair value of Hy-Tech was estimated using 100% value based on internally developed cash flow projections. The internally developed cash flow projections reflect annual estimates through a terminal year calculated using a terminal year EBITDA multiple approach.

The impairment determinations involved significant assumptions and judgments. The calculations supporting the estimates of the fair value of Hy-Tech and the fair values of its assets and liabilities utilized models that take into consideration multiple inputs other than those discussed above. Assumptions regarding each of these inputs could have a significant effect on the related valuations. In performing these calculations, we also take into consideration assumptions on how current market participants would value Hy-Tech and its operating assets and liabilities. Changes to assumptions that reflect the views of current market participants can also have a significant effect on the related valuations. The fair value measurements resulting from these models are classified as non-recurring Level 3 measurements consistent with accounting standards related to the determination of fair value. Because of the volatility of these factors, we cannot predict the likelihood of any future impairment.

Trademarks and tradenames were previously considered an indefinite-lived intangible asset. However, as a result of the testing for impairment, which determined the fair value of Hy-Tech’s trademarks and tradenames exceeded the carrying value, and an impairment charge of $229,000 was recorded at June 30, 2016. The Company will commence amortizing this intangible asset in July 2016 over a 15 year useful life. Further, future amortization is included in the estimated future amortization expense table below.

Changes in the carrying amount of goodwill are as follows:

	Florida Pneumatic	Hy-Tech	Total
Balance, January 1, 2016	$3,931,000	$6,223,000	$10,154,000
Impairment of goodwill	—	(5,343,000)	(5,343,000)
Currency translation adjustment	(19,000)	—	(19,000)
Balance, June 30, 2016	$3,912,000	$880,000	$4,792,000

Other intangible assets were as follows:

	June 30, 2016			December 31, 2015
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships (1)	$5,576,000	$810,000	$4,766,000	$11,285,000	$3,486,000	$7,799,000
Trademarks and trade names (1)	1,746,000	—	1,746,000	2,015,000	—	2,015,000
Engineering drawings	330,000	134,000	196,000	410,000	159,000	251,000
Non-compete agreements (1)	221,000	125,000	96,000	362,000	134,000	228,000
Patents	1,205,000	533,000	672,000	1,205,000	400,000	805,000
Totals	$9,078,000	$1,602,000	$7,476,000	$15,277,000	$4,179,000	$11,098,000

(1)	A portion of these intangibles are maintained in a foreign currency, and are therefore subject to foreign exchange rate fluctuations.

The table above reflects impairment charges recorded during the second quarter of 2016 as follows:

June 30, 2016
Customer relationships	$2,619,000
Trademarks and trade names	229,000
Engineering drawings	37,000
Non-compete agreements	83,000

$2,968,000

Amortization expense of intangible assets from continuing operations subject to amortization was as follows:

Three months ended June 30,		Six months ended June 30,
2016	2015	2016	2015
$278,000	$310,000	$586,000	$619,000

The weighted average amortization period for intangible assets was as follows:

	June 30, 2016	December 31, 2015
Customer relationships	9.8	10.0
Engineering drawings	9.1	8.5
Non-compete agreements	1.6	2.7
Patents	5.8	5.8

 Amortization expense for each of the next five years and thereafter is estimated to be as follows:

2017	$870,000
2018	629,000
2019	597,000
2020	573,000
2021	549,000
Thereafter	2,722,000
$5,940,000

NOTE 9 – DEBT

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

 SHORT–TERM BORROWINGS

At June 30, 2016 and December 31, 2015, the Company’s Revolver borrowings were $2,706,000 and $9,623,000, respectively. Applicable LIBOR Margins added to Revolver borrowings at June 30, 2016 and December 31, 2015 were 1.50% and 2.00%, respectively. The Applicable Base Rate Margin added to Revolver borrowings at June 30, 2016 and December 31, 2015 were 0.50% and 1.00%, respectively.

The Company purchased vehicles for use by its UAT salesforce. The current portion of the balance due on these vehicles is $24,000 at June 30, 2016 and was $31,000 at December 31, 2015.

LONG –TERM BORROWINGS

The Restated Loan Agreement provides for Term Loan A, which is secured by mortgages on the Real Property, accounts receivable, inventory and equipment. Term Loan A borrowings can be at either LIBOR, or at the Base Rate, or a combination of the two plus the Applicable Margins, which for LIBOR borrowings at June 30, 2016 and at December 31, 2015 was 1.5% and 3.0% respectively. The Applicable Margin for borrowings at the Base Rate for the same timeframes were 0.5% and 2.0%, respectively. A portion of the net proceeds from the sale of Nationwide repaid all but $100,000 of this Term Loan A, and accordingly such remaining balance is being borrowed at the Base Rate, and is included in Long-term debt, less current maturities on the Company’s Consolidated Balance Sheet at June 30, 2016.

During 2012, the Company borrowed $380,000 and $519,000, as loans to purchase machinery and equipment (“Capex Term Loans”). These loans were fully repaid with funds from the sale of Nationwide.

The long-term portion of the balance due on the purchased vehicles used by the UAT salesforce is $4,000 at June 30, 2016 and was $16,000 at December 31, 2015.

In accordance with ASU 2015-03, the Company reduced its long-term debt by $15,000 and $64,000, respectively, relating to deferred financing fees as of June 30, 2016 and December 31, 2015.

NOTE 10 – DIVIDEND PAYMENTS

On March 8, 2016, the Company’s Board of Directors declared a special cash dividend of $0.50 per common share, which was paid on or about April 4, 2016, to shareholders of record at the close of business on March 21, 2016. The total amount of this special dividend payment was approximately $1.8 million. The Company’s Board of Directors declared quarterly cash dividends of $0.05 per share to shareholders of record at the close of business on March 31, 2016 and July 18, 2016. These respective dividend payments of approximately $180,000 each were paid on or about April 14, 2016 and July 25, 2016.

NOTE 11 – RELATED PARTY TRANSACTIONS

The president of one of the Company’s subsidiaries is part owner of one of the subsidiary’s vendors. During the three and six-month periods ended June 30, 2016, the Company purchased approximately $110,000 and $276,000, respectively, of product from this vendor. During the three and six-month periods ended June 30, 2015, the Company purchased approximately $142,000 and $323,000, respectively, of product from this vendor. At June 30, 2016 and December 31, 2015, the Company had trade payables to this vendor of $34,000 and $63,000, respectively. Additionally, during the three and six-month periods ended June 30, 2016, the Company recorded sales to this vendor of $3,000 and $6,000, respectively. During the three and six-month periods ended June 30, 2015, the Company recorded sales to this vendor of $3,000 and $5,000, respectively.

Additionally, this same individual is part owner of the facility located in Punxsutawney, Pennsylvania, which one of the Company’s subsidiaries leases. This lease expires in 2021, with rents of approximately $76,000 per annum.

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

Business

P&F and each of its subsidiaries are herein referred to collectively as the “Company.” In addition, the words “we”, “our” and “us” refer to the Company. Until February 11, 2016, the effective date of the sale of its Nationwide Industries, Inc. (“Nationwide”) subsidiary, P&F operated in two primary lines of business or segments: (i) tools and other products (“Tools”) and (ii) hardware and accessories (“Hardware”). As a result of the sale of Nationwide, the Company currently only operates in the Tools segment. See Notes 2 and 9 to Consolidated Financial Statements for further discussion.

Tools

The Company conducts its Tools business through a wholly-owned subsidiary, Continental Tool Group, Inc. (“Continental”), which in turn operates through its wholly-owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”). Exhaust Technologies Inc. (“ETI”) and Universal Air Tool Company Limited (“UAT”) are wholly-owned subsidiaries of Florida Pneumatic. The business of Air Tool Service Company (“ATSCO”) operates through a wholly-owned subsidiary of Hy-Tech.

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

Hardware

Until the sale of Nationwide, which was effective February 11, 2016, the Company conducted its Hardware business through its wholly-owned subsidiary, Countrywide Hardware, Inc. (“Countrywide”). Countrywide conducted its business operations through its wholly-owned subsidiary, Nationwide. Nationwide was an importer and manufacturer of door, window and fencing hardware and accessories, including rollers, hinges, window operators, sash locks, custom zinc castings and door closers. On February 11, 2016, Countrywide sold Nationwide to a private investment organization for approximately $22.2 million. See Notes 2 and 9 to Consolidated Financial Statements for further discussion.

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

A key economic measure relevant to us is the cost of the raw materials in our products. Key materials include metals, especially various types of steel and aluminum. Also important is the value of the United States dollar (“USD”) in relation to the Taiwanese dollar (“TWD”), as we purchase a significant portion of our products from Taiwan. Purchases from Chinese sources are made in USDs. However, if the Chinese currency, the Renminbi (“RMB”), were to be revalued against the USD, there could be a significant negative impact on the cost of our products. As the result of the UAT acquisition, we closely monitor the fluctuation in the Great British Pound (“GBP”) to the USD, and the GBP to TWD, both of which can have an impact on the consolidated results. In addition, we monitor the number of operating rotary drilling rigs in the United States, as a means of gauging oil production, which is a key factor in our sales into the oil and gas exploration and extraction sector.

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

Other than the discontinued operations discussed in Note 2 to our Consolidated Financial Statements, and the revised estimated carrying values of our Goodwill and other intangible assets, discussed in Note 8 to our Consolidated Financial Statements, there have been no material changes in our critical accounting policies and estimates from those discussed in Item 7 of our 2015 Form 10-K.

Overview

During the second quarter of 2016, our results of operations were impacted by:

●	The on-going weakness in the oil and gas exploration and extraction sector continues to negatively impact Hy-Tech’s and, to a lesser degree, Florida Pneumatic’s results.

●	We recorded an impairment charge of $8.3 million resulting primarily from the on-going downturn in the oil and gas exploration and extraction sector.

RESULTS OF OPERATIONS

Continuing operations

Unless otherwise discussed elsewhere in the Management’s Discussion and Analysis, we believe that our relationships with our key customers and suppliers, given current economic conditions, remain satisfactory. The on-going weakness in the global oil and gas exploration and extraction markets continues to hamper both Hy-Tech and to a lesser degree, Florida Pneumatic. We determined that it was necessary to test for possible impairment the carrying value of Hy-Tech. The results of our test determined that certain of Hy-Tech’s assets were impaired. Other than the aforementioned on-going weakness, there were no major trends or uncertainties that had, or we could reasonably expect could have, a material impact on our revenue, nor was there any unusual or infrequent event, transaction or any significant economic change that materially affected our results of operations.

During the first quarter of 2016, we sold Nationwide to an unrelated third party for approximately $22.2 million. As a result of this transaction, Nationwide’s results are reported under discontinued operations, and are therefore excluded from continuing operations for all periods presented. Please see Note 2 Discontinued Operations, to our Consolidated Financial Statements for additional information.

The table below provides an analysis of our net revenue from continuing operations for the three and six-month periods ended June 30, 2016 and 2015:

	Three months ended June 30,
			Increase (decrease)
	2016	2015	$	%
Tools
Florida Pneumatic	$12,738,000	$12,003,000	$735,000	6.1%
Hy-Tech	2,899,000	4,055,000	(1,156,000)	(28.5)

Consolidated	$15,637,000	$16,058,000	$(421,000)	(2.6)%

	Six months ended June 30,
			Increase (decrease)
	2016	2015	$	%
Tools
Florida Pneumatic	$23,568,000	$22,257,000	$1,311,000	5.9%
Hy-Tech	6,568,000	8,360,000	(1,792,000)	(21.4)

Consolidated	$30,136,000	$30,617,000	$(481,000)	(1.6)%

Florida Pneumatic

Florida Pneumatic markets its air tool products to three primary sectors within the pneumatic tool market; retail, industrial/catalog and the automotive market. It also generates revenue from its Berkley products line as well as a line of air filters and other OEM parts (“Other”).

	Three months ended June 30,
	2016		2015		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Retail customers	$7,232,000	56.8%	$7,039,000	58.6%	$193,000	2.7%
Automotive	3,892,000	30.5	3,041,000	25.3	851,000	28.0
Industrial/catalog	1,371,000	10.8	1,689,000	14.1	(318,000)	(18.8)
Other	243,000	1.9	234,000	2.0	9,000	3.8
Total	$12,738,000	100.0%	$12,003,000	100.0%	$735,000	6.1%

	Six months ended June 30,
	2016		2015		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Retail customers	$12,780,000	54.2%	$12,316,000	55.3%	$464,000	3.8%
Automotive	7,613,000	32.3	6,137,000	27.6	1,476,000	24.1
Industrial/catalog	2,728,000	11.6	3,270,000	14.7	(542,000)	(16.6)
Other	447,000	1.9	534,000	2.4	(87,000)	(16.3)
Total	$23,568,000	100.0%	$22,257,000	100.0%	$1,311,000	5.9%

The most significant factor contributing to Florida Pneumatic’s total revenue growth in the second quarter of 2016, compared to the second quarter of 2015, is the incremental net increase in automotive revenue generated by the AIRCAT and NITROCAT pneumatic tools lines, being slightly offset by a modest decline in UAT revenue, which is included in the automotive sector. This growth is primarily attributable to new product releases and expanded marketing efforts. Florida Pneumatic intends to release additional new products into the automotive market during the remainder of 2016. A portion of UAT’s revenue is derived from the sale of pneumatic air tools to customers that are located and operate in the North Sea region of Scotland, and whose businesses are in the oil and gas sector. As a result of the ongoing weakness in the global oil and gas exploration sector in the geographic area that UAT currently services, revenue from this particular portion of UAT’s customer base declined, when comparing the three-month periods ended June 30, 2016 and 2015. We are currently developing a marketing strategy that is intended to enable UAT to expand its presence into other Western European countries; however, no specific timetable has been established for this expansion. With respect to Florida Pneumatic’s Retail revenue, during the second quarter of 2016, there was a modest 2.7% increase over the same period in 2015, as shipments to Sears increased, partially offset by a reduction in shipments to The Home Depot. We continue to encounter weaknesses in the Industrial/catalog market, with the decline this quarter compared to the same period a year ago, occurring most notably in the aerospace and oil and gas exploration/production channels. Additionally, during the second quarter of 2015, we shipped special orders aggregating approximately $227,000, whereas only $66,000 of similar orders were shipped during the second quarter of 2016, which contributed to the decline in our Industrial/catalog revenue.

When comparing the six-month periods ended June 30, 2016 and 2015, the growth in the Automotive sector is the most significant component of Florida Pneumatic’s overall revenue improvement. This growth continues to be driven by the release of new, improved and enhanced products, broadening the product line offering, as well as expanded marketing efforts. Our Retail revenue on a year-to-date basis has improved over the same period in 2015, due to increases in shipments to Sears, partially offset by a decline in sales to The Home Depot. Florida Pneumatic’s Industrial/catalog revenue remains sluggish, as the oil and gas sector, which is a major component of this category remains, in our opinion, extremely constricted. Further, special order shipments declined to $197,000 during the first six months of 2016, from $428,000 shipped during the same period a year ago, which has also contributed to the decline in revenue.

Hy-Tech

Hy-Tech focuses primarily on the industrial sector of the pneumatic tools market.  Hy-Tech manufactures and markets its own value-added line of air tools and parts, including the ATSCO product line, as well as distributes a complementary line of sockets, which in the aggregate are referred to as “ATP”. Hy-Tech Machine also manufactures products primarily marketed to the mining, construction and industrial manufacturing sectors. These products along with gears, sprockets, splines, and hydraulic stoppers are aggregated as “Other”.

	Three months ended June 30,
	2016		2015		Decrease
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
ATP	$2,490,000	85.9%	$3,557,000	87.7%	$(1,067,000)	(30.0)%
Other	409,000	14.1	498,000	12.3	(89,000)	(17.9)
Total	$2,899,000	100.0%	$4,055,000	100.0%	$(1,156,000)	(28.5)%

	Six months ended June 30,
	2016		2015		Decrease
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
ATP	$5,896,000	89.8%	$7,130,000	85.3%	$(1,234,000)	(17.3)%
Other	672,000	10.2	1,230,000	14.7	(558,000)	(45.4)
Total	$6,568,000	100.0%	$8,360,000	100.0%	$(1,792,000)	(21.4)%

The on-going weakness in the oil and gas exploration and extraction sector continues to be primary factor contributing to decline in Hy-Tech’s second quarter of 2016 ATP revenue, compared to the same period in the prior year. This weakness continues to be a significant factor in the decline in demand of Hy-Tech’s pneumatic tools, spare/replacement parts and drilling motors. Evidencing this decline is the fact that according to information published by Baker Hughes Incorporated: (a) the average U.S. rig count for June 2016 was 417, down 444 from the 861 counted in June 2015; (b) the average Canadian rig count for June 2016 was 63, down 66 from the 129 counted in June 2015; (c) the worldwide rig count for June 2016 was 1,407, down 729 from the 2,136 counted in June 2015. Contributing to the decline in revenue is the fact that a former major customer of Hy-Tech is currently sourcing internally, certain impact wrenches and other products that it had formerly purchased from Hy-Tech. Additionally, a large customer that was acquired in the ATSCO acquisition has dramatically reduced purchases. We believe that purchases from this customer may not recover until the oil and gas exploration and extraction market recovers. The negative impact caused by these two customers account for more than 50% of the drop off in revenue this quarter compared to the second quarter of 2015. The decline in Hy-Tech’s Other revenue was driven primarily due to weakness this quarter in specialty manufacturing for the mining, mine safety and railroad markets.

ATP’s revenue for the first six months of 2016 declined, compared to the same six-month period in 2015, due primarily to: i) on-going weakness in the oil and gas exploration and extraction and related services sector; ii) loss of revenue due to a customer’s decision to source certain products internally; iii) a major downturn in orders from a large customer, and iv) weakness in the other sectors in which Hy-Tech markets its products, such as mining, and railroad. We believe that should the oil and gas sector remain at or near current levels of exploration and extraction, it is likely that future periods may reflect a decline in revenue when compared to the prior year. Hy-Tech’s Other revenue for the six-month period ended June 30, 2016, is lower than the same period a year ago, due primarily to a $240,000 order that shipped in the first quarter of 2015, not recurring thus far in 2016, and overall weakness in the specialty manufacturing for the mining, mine safety and railroad markets. To mitigate this sluggishness, Hy-Tech is continuing to pursue alternate markets and applications of its air tools and motors, as well as to utilize and emphasize its manufacturing expertise. We believe this course of action should generate new sources of revenue in late 2016 or early 2017, however, no assurance can be given that these efforts will be successful.

Gross margins / profits

	Three months ended June 30,				Increase (decrease)
	2016		2015		Amount		%
Florida Pneumatic	$4,727,000		$4,227,000		$500,000		11.8
As percent of respective revenue		37.1%		35.2%	1.9	%pts
Hy-Tech	$578,000		$1,604,000		$(1,026,000)		(64.0)
As percent of respective revenue		19.9%		39.6%	(19.7	)%pts
Total	$5,305,000		$5,831,000		$(526,000)		(9.0)
As percent of respective revenue		33.9%		36.3%	(2.4	)%pts

	Six months ended June 30,				Increase (decrease)
	2016		2015		Amount		%
Florida Pneumatic	$8,851,000		$8,052,000		$799,000		9.9
As percent of respective revenue		37.6%		36.2%	1.4	%pts
Hy-Tech	$1,670,000		$3,278,000		$(1,608,000)		(49.1)
As percent of respective revenue		25.4%		39.2%	(13.8	)%pts
Total	$10,521,000		$11,330,000		$(809,000)		(7.1)
As percent of respective revenue		34.9%		37.0%	(2.1	)%pts

Florida Pneumatic’s second quarter of 2016 gross margin improvement over the same period a year ago was driven primarily by customers / product mix. Additionally, the foreign exchange rate of the U.S. Dollar to the Taiwan Dollar was more favorable than during the second quarter of 2015. In light of current conditions in the primary market that Hy-Tech serves, that being the oil and gas exploration and extraction sector, we examined the carrying value of certain components of its inventory and determined that it was necessary to lower its carrying value to fair value. This adjustment negatively impacted Hy-Tech’s second quarter of 2016’s gross profit and gross margins. Further, Hy-Tech’s gross profit this quarter is lower compared to the same period in 2015, due in part to lower overhead absorption, which in turn is due primarily to lower manufacturing activity, being driven by the ongoing weakness in the oil and gas sector and key customer declines.

The primary factors contributing to the increase in Florida Pneumatic’s gross margins for the six months ended June 30, 2016, compared to the same period in the prior year include more favorable customer / product mix, favorable foreign exchange and slightly lower cost of product. With respect to Hy-Tech’s gross margins for the first six months of 2016, in addition to the factors occurring during the second quarter of this year discussed earlier, during the first quarter of 2016, Hy-Tech manufactured and sold very low gross margin products to a key ATSCO customer. We decided to phase out the production of this product during the remainder of this year. While this decision will have an effect on Hy-Tech’s revenue, it will have an immaterial effect on their overall gross margin.

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

During the second quarter of 2016, our SG&A was $5,154,000 or 33.0% of revenue, compared to $5,129,000, or 31.9% of revenue during the same three-month period in 2015. Although there was a decline in net revenue, our SG&A increased $25,000, or 0.5%. This net increase was due in large part to increases in Automotive and, to a lesser extent, Retail revenue, both of which drive variable expenses. ATP revenue, which declined this quarter compared to the same period last year, has less impact on variable expenses. As such, variable expenses increased this quarter $155,000 compared to the same period in 2015. Our compensation expense, which is comprised of base salaries and wages, accrued performance-based bonus incentives, associated payroll taxes and employee benefits decreased $46,000, and our professional fees and related expenses declined $80,000 this quarter compared to the same three-month period in 2015.

During the six months ended June 30, 2016, our SG&A was $10,173,000 or 33.8% of revenue, compared to $10,046,000, or 32.8% of revenue during the same six-month period in 2015. A significant component of this change is due to an increase in incremental variable costs and expenses, which this quarter increased by $301,000, compared to the same six-month period in the prior year. Similar to our second quarter, this net increase was due in large part to increased Automotive and, to a lesser extent, Retail revenue, both of which drive variable expenses. ATP revenue, which declined during the first six months of 2016, compared to the same period a year ago, and has less of an impact on variable expenses. Additionally, general corporate expenses increased $56,000, and compensation, which is comprised of base salaries and wages, accrued performance-based bonus incentives, associated payroll taxes and employee benefits, increased $6,000. Partially offsetting the above increases were reductions in professional fees and related expenses of $186,000 and lower stock-based compensation of $33,000.

Impairment of goodwill and other intangible assets

During the second quarter of 2016, we, determined that an interim impairment analysis of the goodwill recorded in connection with Hy-Tech and ATSCO was necessary based on consideration of a number of factors, which included: i) continued weakness in oil and gas exploration and extraction; ii) the recent loss of a major portion of revenue from one of its larger customers; and iii) recent significant reductions/guidance of forecasted purchases from the largest customer acquired in the ATSCO acquisition. As a result of the aforementioned it was determined that Hy-Tech’s short and long-term projections indicated an inability to generate sufficient discounted future cash flows to support the recorded amounts of goodwill, other intangible assets and other long-lived assets necessitating the impairment charge. As a result, in accordance with current accounting literature, we recorded an impairment charge of $8,311,000 relating to goodwill and other intangible assets during the second quarter of 2016. Should market conditions in the sectors in which Hy-Tech operates worsen, we could incur additional impairment charges in future periods.

Other income – net

The table below provides an analysis of our Other income-net from continuing operations for the three and six-month periods ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Lease income-net	$18,000	$36,000	$32,000	$71,000
Fair value reduction in contingent consideration	—	201,000	—	201,000
Total	$18,000	$237,000	$32,000	$272,000

Lease income-net is income and related expenses incurred in connection with the lease discussed in Note 2 to our Consolidated Financial Statements. The balance for the three and six-month periods ended June 30, 2015, consist primarily of an adjustment to additional consideration due to the sellers of UAT.

Interest

	Three months ended June 30,		Increase (decrease)
	2016	2015	Amount	%
Interest expense attributable to:
Short-term borrowings	$23,000	$—	$23,000	NA %
Term loans, including Capital Expenditure Term Loans	3,000	1,000	2,000	200.0%
Amortization expense of debt financing costs	10,000	28,000	(18,000)	(64.3)

Total	$36,000	$29,000	$7,000	24.1%

	Six months ended June 30,		Increase (decrease)
	2016	2015	Amount	%
Interest expense attributable to:
Short-term borrowings	$26,000	$—	$26,000	NA %
Term loans, including Capital Expenditure Term Loans	4,000	1,000	3,000	300.0%
Amortization expense of debt financing costs	108,000	57,000	51,000	89.5%

Total	$138,000	$58,000	$80,000	137.9%

Our short-term and term loan interest expense incurred during the three and six-month periods ended June 30, 2015 of $172,000 and $335,000, respectively, and for the period January 1, 2016 through February 11, 2016 of $60,000, the effective date of sale of Nationwide (the “Closing Date”), are included in discontinued operations. Additionally, the $18.7 million cash received from the sale of Nationwide significantly reduced or eliminated the term loans that were included in the Credit Agreement. As a result, we wrote down the deferred financing costs associated with the repayment of those term loans. As such, $80,000 is included in amortization expense of debt financing costs in our interest expense for the six-month period ended June 30, 2016. See Notes 2 and 9 to our Consolidated Financial Statements for further discussion on the sale of Nationwide and the Amendment to our Credit Agreement. See Liquidity and Capital Resources elsewhere in this Management’s Discussion and Analysis section for further information regarding our bank loans.

Primarily the result of the cash received from the sale of Nationwide, our average balance of short-term borrowings during the three-month period ended June 30, 2016, was $2,978,000, compared to $17,430,000 during the three-month period ended June 30, 2015. Short-term borrowings during the six-month period ended June 30, 2016, was $4,103,000, compared to $15,446,000 during the six-month period ended June 30, 2015.

Income taxes

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit applicable to continuing operations, on a year-to-date basis, and may change in subsequent interim periods. As a result, our effective tax rate applicable to continuing operations for the three and six-months ended June 30, 2016 was 34.3%. For the same periods in 2015 our effective tax rate applicable to continuing operations were 30.5% and 32.9%, respectively. The Company’s effective tax rates for both periods were affected primarily by state taxes and non-deductible expenses.

Discontinued operations

Nationwide’s results of operations in our Consolidated Financial Statements and Note 2 presents their revenue and cost of goods sold for the period January 1, 2016 through the Closing Date. The SG&A incurred during the same period includes that of Nationwide plus $19,000 of expenses incurred at the corporate level that is specifically attributable to Nationwide. Nationwide’s data for the three and six-month periods ended June 30, 2015, represents their revenue and cost of goods sold. The SG&A for the three and six-month periods ended June 30, 2015, includes all of Nationwide plus approximately $128,000 and $244,000, respectively, of corporate expenses directly attributable to Nationwide. In accordance with current accounting guidance, we have included, as part of discontinued operations, all interest expense incurred attributable to our Bank borrowings during the three and six-month periods ended June 30, 2015, and for the period January 1, 2016 through the Closing Date.

We recognized a gain of $12,185,000, on the sale of Nationwide during the three-month period ended March 31, 2016, which represents the difference between the adjusted net selling price and the carrying book value of Nationwide. During the three month period ended June 30, 2016 we incurred an additional $14,000 in expenses related to the sale. However, for income tax purposes, the Company’s tax basis in Nationwide was greater than the net proceeds, thus resulting in a tax loss. This loss has been recorded as a tax benefit of $141,000. This tax benefit may only be applied against future capital gain transactions. See Note 2 to our Consolidated Financial Statements for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

We monitor such metrics as days’ sales outstanding, inventory requirements, inventory turns, estimated future purchasing requirements and capital expenditures to project liquidity needs, as well as evaluate return on assets. Our primary sources of funds are operating cash flows and our Revolver Loan (“Revolver”) with our Bank.

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	June 30, 2016	December 31, 2015
Working Capital	$24,250,000	$21,023,000
Current Ratio	3.86 to 1	2.19 to 1
Shareholders’ Equity	$48,140,000	$43,642,000

Credit facility

In October 2010, we entered into a Loan and Security Agreement (“Credit Agreement”) with an affiliate of Capital One, National Association (“Capital One”, or the “Bank”). The Credit Agreement, among other things, provides the ability to borrow funds under a Revolver arrangement (“Revolver”). Revolver borrowings are secured by the Company’s accounts receivable, inventory, equipment and mortgages on its real property located in Cranberry, PA, Jupiter, FL and Tampa, FL (“Real Property”). P&F and certain of its subsidiaries are borrowers under the Credit Agreement, and their obligations are cross-guaranteed by certain other subsidiaries.

At our option, Revolver borrowings bear interest at either LIBOR (“London InterBank Offered Rate”) or the Base Rate, as the term is defined in the Credit Agreement, plus an Applicable Margin, as defined in the Credit Agreement. We are subject to limitations on the number of LIBOR borrowings.

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

Contemporaneously with the sale of Nationwide we entered into the Consent and Second Amendment to the Restated Loan Agreement (the “Amendment”) with Capital One. The Amendment, among other things; provided the Bank’s consent to the transactions contained in the Stock Purchase Agreement and the repurchase of certain shares and options discussed in Note 2, and Note 4 to the Consolidated Financial Statements, and amended the Restated Loan Agreement by: (a) reducing the aggregate Commitment (as defined in the Restated Loan Agreement) to $11,600,000; (b) reducing the Term Loan A to $100,000; (c) reducing the Revolver Commitment to $10,000,000 (less the new Term Loan A balance of $100,000); (d) reducing the Capex Loan Commitment to $1,600,000; (e) modifying certain financial covenants, (f) lowering interest rate margins and fee obligations; and (g) extending the expiration of the Credit Agreement to February 11, 2019. We believe that despite the reduction in the overall facility, our cash requirements to operate our business will be funded by operations and the Revolver. Further, we believe that should a need arise whereby the current credit facility is insufficient, we can borrow additional amounts against our Real Property or other assets.

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

At June 30, 2016 and December 31, 2015, Revolver borrowings outstanding were $2,706,000 and $9,623,000, respectively. Applicable LIBOR Margins added to Revolver borrowings at June 30, 2016 was 1.50% and at December 31, 2015 was 2.00%. The Applicable Base Rate Margin added to Revolver borrowings at June 30, 2016 and December 31, 2015 were 0.50% and 1.00%, respectively.

We purchased vehicles for use by our UAT salesforce. The current portion of the balance due on these loans applicable to these purchased vehicles was $24,000 at June 30, 2016 and $31,000 at December 31, 2015.

Cash flows

During the six-month period ended June 30, 2016, our net cash decreased $20,000 to $907,000 from $927,000 at December 31, 2015.   Our total bank debt at June 30, 2016 was $2,806,000, compared to $16,066,000 at December 31, 2015. As discussed earlier and in Notes 2 and 9 to the Consolidated Financial Statements, our reduction in debt is a result of the sale of Nationwide operations. The total debt to total book capitalization (total debt divided by total debt plus equity); at June 30, 2016 was 5.5%, compared to 26.9% at December 31, 2015.

Our Board of Directors approved the initiation of a dividend policy under which the Company intends to declare a cash dividend to its stockholders in the amount of $0.20 per share per annum, payable in equal quarterly installments. Additionally, the Board of Directors also approved a special $0.50 per common share dividend. Both the special dividend and the first quarterly $0.05 per common share dividend were paid in April 2016. As all cash remitted to us by our customers is delivered to a Capital One Lockbox, the cash required for the payment of the aforementioned dividends, was from Revolver borrowings.

We believe that net cash flows from our current operating units and our ability to borrow against the Revolver should provide cash to fund our consolidated cost structure for at least the next twelve months.

Our capital spending from continuing operations was $766,000 for the six-month period ended June 30, 2016, compared to $327,000 during the same period in the prior year.  Capital expenditures for the balance of 2016 are expected to be approximately $300,000, some of which may be financed through our credit facilities or financed through independent third party financial institutions. The remaining 2016 capital expenditures will primarily be for expansion of existing product lines and replacement of equipment.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any other recently issued, but not yet effective accounting standards, if currently adopted would have a material effect on our consolidated financial statements.

Customer concentration

We have two customers that account for 23.8% and 35.5% at June 30, 2016, and 11.4% and 35.6% at December 31, 2015 of our accounts receivable. To date, these customers, with minor exceptions, are current in their payments. Further, these two customers in the aggregate, accounted for 46.2% and 42.4%, respectively, of our revenue from continuing operations for the three-month and six-month periods ended June 30, 2016, compared to 43.8% and 40.2%, respectively, for the same three-month and six-month periods in 2015.

Item 3.             Quantitative And Qualitative Disclosures About Market Risk

Not required.

Item 4.             Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's CEO and CFO, evaluated, as of June 30, 2016, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of June 30, 2016, the Company’s management, including its CEO and CFO, concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

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

P&F INDUSTRIES, INC.
(Registrant)

/s/ JOSEPH A. MOLINO, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: August 15, 2016	(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit
31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

32.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	* Interactive Data

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

