Form 10-Q
period 2016-09-30
P&F INDUSTRIES INC
filed 2016-11-14
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

As of November 11, 2016 there were 3,597,870 shares of the registrant’s Class A Common Stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

 i

PART I - FINANCIAL INFORMATION

Item 1.                Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS

Cash	$941,000	$927,000
Accounts receivable — net	10,581,000	8,477,000
Inventories	20,322,000	19,783,000
Prepaid expenses and other current assets	2,974,000	1,032,000
Assets of discontinued operations	—	8,435,000
Assets held for sale, net of accumulated depreciation	1,780,000	—
TOTAL CURRENT ASSETS	36,598,000	38,654,000

PROPERTY AND EQUIPMENT
Land	1,150,000	1,550,000
Buildings and improvements	5,209,000	7,677,000
Machinery and equipment	19,233,000	18,736,000
	25,592,000	27,963,000
Less accumulated depreciation and amortization	18,280,000	18,491,000
NET PROPERTY AND EQUIPMENT	7,312,000	9,472,000

GOODWILL	4,786,000	10,154,000

OTHER INTANGIBLE ASSETS — net	7,239,000	11,098,000

DEFERRED INCOME TAXES — net	1,006,000	—

OTHER ASSETS — net	136,000	234,000

TOTAL ASSETS	$57,077,000	$69,612,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Short-term borrowings	$1,449,000	$9,623,000
Accounts payable	4,064,000	2,791,000
Accrued compensation and benefits	1,502,000	1,718,000
Accrued other liabilities	1,932,000	1,666,000
Current maturities of long-term debt	17,000	491,000
Liabilities of discontinued operations	—	1,342,000
TOTAL CURRENT LIABILITIES	8,964,000	17,631,000

Long–term debt, less current maturities	87,000	5,936,000
Deferred tax liabilities - net	—	2,175,000
Other liabilities	214,000	228,000

TOTAL LIABILITIES	9,265,000	25,970,000

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued – 4,181,000 at September 30, 2016 and 4,170,000 at December 31, 2015	4,181,000	4,170,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	12,913,000	12,884,000
Retained earnings	36,179,000	31,495,000
Treasury stock, at cost – 584,000 shares at September 30, 2016 and 554,000 shares at December 31, 2015	(4,821,000)	(4,566,000)
Accumulated other comprehensive loss	(640,000)	(341,000)

TOTAL SHAREHOLDERS’ EQUITY	47,812,000	43,642,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$57,077,000	$69,612,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three months		Nine months
	ended September 30,		ended September 30,
	2016	2015	2016	2015

Net revenue	$14,633,000	$15,924,000	$44,769,000	$46,541,000
Cost of sales	10,128,000	10,294,000	29,743,000	29,580,000
Gross profit	4,505,000	5,630,000	15,026,000	16,961,000
Selling, general and administrative expenses	4,915,000	4,787,000	15,088,000	14,834,000
Impairment of goodwill and other intangible assets	—	—	8,311,000	—
Operating (loss) income	(410,000)	843,000	(8,373,000)	2,127,000
Other (income) expense, net	(43,000)	38,000	(75,000)	(234,000)
Interest expense	26,000	29,000	164,000	87,000
(Loss) income from continuing operations before income taxes	(393,000)	776,000	(8,462,000)	2,274,000
Income tax (benefit) expense	(107,000)	271,000	(2,872,000)	764,000
(Loss) income from continuing operations	(286,000)	505,000	(5,590,000)	1,510,000

Discontinued operations (Note 2)

Net income from discontinued operations, net of tax of $-0- and $38,000 for the three and nine-month periods ended September 30, 2016 and $334,000 and $946,000 for the three and nine-month periods ended September 30, 2015	—	545,000	72,000	1,633,000
Gain on sale of discontinued operations, net of tax benefit of $187,000 and $328,000 for the three and nine-month periods ended September 30, 2016	187,000	—	12,358,000	—
Net income from discontinued operations, net of tax	187,000	545,000	12,430,000	1,633,000

Net (loss) income	$(99,000)	$1,050,000	$6,840,000	$3,143,000

Basic (loss) earnings per share
Continuing operations	$(0.08)	$0.14	$(1.55)	$0.42
Discontinued operations	0.05	0.15	3.45	0.45
Net (loss) income	$(0.03)	$0.29	$1.90	$0.87

Diluted (loss) earnings per share
Continuing operations	$(0.08)	$0.13	$(1.55)	$0.40
Discontinued operations	0.05	0.15	3.45	0.44
Net (loss) income	$(0.03)	$0.28	$1.90	$0.84

Weighted average common shares outstanding:

Basic	3,598,000	3,616,000	3,598,000	3,604,000
Diluted	3,598,000	3,792,000	3,598,000	3,764,000

Net (loss) income	$(99,000)	$1,050,000	$6,840,000	$3,143,000
Other comprehensive loss-foreign currency translation adjustment	(63,000)	(99,000)	(299,000)	(55,000)
Total comprehensive (loss) income	$(162,000)	$951,000	$6,541,000	$3,088,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

		Class A common stock, $1 par		Additional paid-in	Retained	Treasury stock		Accumulated other comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss

Balance, January 1, 2016	$43,642,000	4,170,000	$4,170,000	$12,884,000	$31,495,000	(554,000)	$(4,566,000)	$(341,000)

Net income	6,840,000	—	—	—	6,840,000	—	—	—

Exercise of stock options	23,000	6,000	6,000	17,000	—	—	—	—

Purchase of Class A common stock	(255,000)	—	—	—	—	(30,000)	(255,000)	—

Restricted common stock compensation	39,000	5,000	5,000	34,000	—	—	—	—

Stock-based compensation	(22,000)	—	—	(22,000)	—	—	—	—

Dividends	(2,156,000)	—	—	—	(2,156,000)	—	—	—

Foreign currency translation adjustment	(299,000)	—	—	—	—	—	—	(299,000)

Balance, September 30, 2016	$47,812,000	4,181,000	$4,181,000	$12,913,000	$36,179,000	(584,000)	$(4,821,000)	$(640,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months
	ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net (loss) income from continuing operations	$(5,590,000)	$1,510,000
Net income from discontinued operations	12,430,000	1,633,000

Adjustments to reconcile net (loss) income from operations to net cash (used in) provided by operating activities:

Non-cash charges:
Depreciation and amortization	1,227,000	1,155,000
Amortization of other intangible assets	803,000	928,000
Amortization of debt issue costs	118,000	83,000
Provision for losses on accounts receivable - net	—	14,000
Stock-based compensation	13,000	72,000
Restricted stock-based compensation	39,000	30,000
Loss on sale of fixed assets	3,000	5,000
Deferred income taxes	(3,163,000)	52,000
Fair value reduction in contingent consideration	—	(126,000)
Impairment of goodwill and other intangible assets	8,311,000	—
Changes in operating assets and liabilities:
Accounts receivable	(2,166,000)	(671,000)
Inventories	(681,000)	(712,000)
Prepaid expenses and other current assets	(1,947,000)	104,000
Other assets	60,000	76,000
Accounts payable	1,304,000	698,000
Accrued compensation and benefits	(209,000)	(243,000)
Accrued liabilities	287,000	(320,000)
Other liabilities	(14,000)	(13,000)
Total adjustments	3,985,000	1,132,000
Net cash (used in) provided by operating activities – continuing operations	(1,605,000)	2,642,000
Net cash (used in) provided by operating activities – discontinued operations	(653,000)	2,472,000

Net cash (used in) provided by operating activities	$(2,258,000)	$5,114,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months
	ended September 30,
	2016	2015
Cash Flows from Investing Activities:
Capital expenditures	$(894,000)	$(1,044,000)
Proceeds from disposal of assets	30,000	31,000
Net cash used in investing activities – continuing operations	(864,000)	(1,013,000)
Net cash provided by (used in) investing activities – discontinued operations	20,149,000	(100,000)
Net cash provided by (used in) investing activities	19,285,000	(1,113,000)

Cash Flows from Financing Activities:
Dividend payments	(2,156,000)	—
Proceeds from exercise of stock options	23,000	73,000
Purchase of Class A common stock	(255,000)	—
Proceeds from short-term borrowings	43,853,000	55,827,000
Repayments of short-term borrowings	(33,317,000)	(56,182,000)
Repayments of term loans	(6,343,000)	(3,012,000)
Repayments of notes payable	(27,000)	(30,000)
Payments of bank financing costs	(30,000)	—
Net cash provided by (used in) financing activities – continuing operations	1,748,000	(3,324,000)
Net cash used in financing activities – discontinued operations	(18,716,000)	—
Net cash used in financing activities	(16,968,000)	(3,324,000)

Effect of exchange rate changes on cash	(45,000)	(6,000)
Net increase in cash	14,000	671,000
Cash at beginning of period	927,000	1,011,000
Cash at end of period	$941,000	$1,682,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$123,000	$492,000
Income taxes	$88,000	$1,149,000

Supplemental disclosures of non-cash investing activities:
Exchange of property and equipment	$—	$64,000

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

The Company

P&F is a Delaware corporation incorporated on April 19, 1963. Prior to February 11, 2016, the effective date of the sale of its Nationwide Industries, Inc. (“Nationwide”) subsidiary, P&F operated in two primary lines of business or segments: (i) tools and other products (“Tools”) and (ii) hardware and accessories (“Hardware”). As a result of the sale of Nationwide, the Company currently only operates in the Tools segment. See Note 2 to Consolidated Financial Statements for further discussion.

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

Hardware

Prior to the sale of Nationwide, which was effective February 11, 2016 (the “Closing Date”), the Company conducted its Hardware business through its wholly-owned subsidiary, Countrywide Hardware, Inc. (“Countrywide”). Countrywide conducted its business operations through its wholly-owned subsidiary, Nationwide. As of the Closing Date, Nationwide was an importer and manufacturer of door, window and fencing hardware and accessories, including rollers, hinges, window operators, sash locks, custom zinc castings and door closers. On the Closing Date, Countrywide sold Nationwide to an unrelated third party for approximately $22.2 million. See Note 2 to Consolidated Financial Statements for further discussion.

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

Assets Held for Sale

The Company classifies assets as held for sale when specific criteria have been met. Assets classified as held for sale are recorded at the lower of the carrying value or the estimated fair value less cost to sell those assets. We cease depreciation and amortization of the assets in the period they are considered held for sale.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes existing accounting standards for revenue recognition and creates a single framework. The new guidance requires either a retrospective or a modified retrospective approach at adoption. Early adoption is permitted, but not before the Company's fiscal year that begins on April 1, 2017 (the original effective date of the ASU). Additional updates to Topic 606 issued by the FASB in 2015 and 2016 include the following:

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”).  The standard simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value for entities using the first-in-first out method of valuing inventory.  ASU 2015-11 eliminates other measures required by current guidance to determine net realizable value.  ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years and early adoption is permitted.  The Company has not early adopted ASU 2015-11 and does not expect the new guidance to have a material effect on its consolidated financial statements when adopted for fiscal 2017 and beyond.

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

NOTE 2 – DISCONTINUED OPERATIONS

The Company, as part of its strategic plan, which is to focus on expanding its position in the power-tool and accessories market, sold Nationwide. On the Closing Date, P&F, Countrywide, Nationwide and Argosy NWI Holdings, LLC, a Delaware limited liability company (“Buyer”), entered into a Stock Purchase and Redemption Agreement (the “Stock Purchase Agreement”), pursuant to which, among other things, after giving effect to certain contributions and redemptions of Nationwide’s common shares (“Nationwide Shares”), the Buyer acquired all of the outstanding Nationwide Shares from Countrywide (the “Acquisition”). The purchase price for the Nationwide Shares acquired in the Acquisition was approximately $22,200,000, before giving effect to an estimated working capital adjustment, as defined in the Stock Purchase Agreement, of approximately $802,000. Further, in accordance with the Stock Purchase Agreement, the Company placed into escrow $1,955,000 (“escrow funds”), of which $250,000 related to the final working capital adjustment. Pursuant to the terms of the Stock Purchase Agreement, the final working capital amount was determined to be approximately $75,000 in the Company’s favor. As a result, during the three-month period ended June 30, 2016, the $250,000 portion of the escrow funds was released to the Company, and the final working capital adjustment amount of $75,000 was paid to the Company by the Buyer. The Stock Purchase Agreement also requires Countrywide, under certain circumstances, to contribute an additional $400,000 into escrow. After paying closing costs, the net cash received from the Buyer was approximately $18.7 million.

The remaining $1,705,000 of the escrow funds, which is classified as Prepaid expenses and other current assets on the Company’s Consolidated Balance Sheet, is intended to be released eighteen months from the Closing Date, which is August 2017, less any claims made against these escrow funds, in accordance with the Stock Purchase Agreement. The Company believes that these escrow funds are highly collectible, and that it is more likely than not that with respect to any or all such potential claims made against the Company, these claims will not exceed the minimum dollar threshold amount of $150,000 required under the Stock Purchase Agreement. The Company has therefore included the full amount of the $1,705,000 portion of the escrow funds in its gain on sale of Nationwide. Should claims made against the Company pursuant to the Stock Purchase Agreement exceed the minimum threshold, then to the extent such claims are resolved in favor of the Buyer under the terms of the Stock Purchase Agreement, the total amount of such claims will be recorded as a loss on sale of Nationwide in future periods.

As Nationwide was a substantial and unique business unit of the Company, its sale was a strategic shift. Accordingly, in accordance with Accounting Standard Code Topic 360, the Company has classified Nationwide as discontinued operations for all periods presented.

Net income from discontinued operations, net of taxes in the accompanying Consolidated Statements of Operations and Comprehensive (Loss) Income, is comprised of the following:

	January 1, 2016 through the Closing Date	Three months ended September 30, 2015	Nine months ended September 30, 2015

Revenue	$1,830,000	$5,754,000	$17,523,000
Cost of goods sold	1,177,000	3,519,000	10,681,000
Gross margin	653,000	2,235,000	6,842,000
Selling and general and administrative expenses	483,000	1,212,000	3,784,000
Interest expense-net	60,000	144,000	479,000
Income before income taxes	110,000	879,000	2,579,000
Income taxes	38,000	334,000	946,000

Net income	$72,000	$545,000	$1,633,000

The components of discontinued operations in the accompanying Consolidated Balance Sheet are as follows:

December 31, 2015

Accounts receivable-net	$1,245,000
Inventories	4,211,000
Prepaid expenses and other current assets	92,000
Net property and equipment	768,000
Goodwill	1,873,000
Other intangible assets-net	12,000
Other assets- net	5,000
Deferred taxes - net	229,000
Assets of discontinued operations	$8,435,000

Accounts payable	$765,000
Accrued compensation and benefits	247,000
Accrued other liabilities	330,000
Liabilities of discontinued operations	$1,342,000

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

 The Company recognized a gain of $12,185,000, on the sale of Nationwide during the three-month period ended March 31, 2016, which represents the difference between the adjusted net purchase price and the carrying book value of Nationwide. During the three-month period ended June 30, 2016 the Company incurred an additional $14,000 in expenses related to the sale. For income tax purposes, the Company’s tax basis in Nationwide was greater than the net proceeds, thus resulting in a tax loss. This tax loss may only be applied against future capital gain transactions.  During the three-month period ended March 31, 2016, the Company recorded a tax benefit of $141,000, net of a valuation allowance against the gain on sale.  Subsequent to September 30, 2016, Countrywide completed the sale of the Premises, which is treated as a capital gain transaction for tax purposes.  As a result, during the three-month period ended September 30, 2016, the Company removed the valuation allowance initially recorded against the tax loss, resulting in an additional $187,000 tax benefit recorded against the gain on sale.  See Note 12-Subsequent Events, for further discussion.

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

The following table sets forth the elements of basic and diluted (loss) earnings per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator for basic and diluted (loss) earnings per common share:

Net (loss) income from continuing operations	$(286,000)	$505,000	$(5,590,000)	$1,510,000
Net income from discontinued operations	187,000	545,000	12,430,000	1,633,000
Net (loss) income	$(99,000)	$1,050,000	$6,840,000	$3,143,000

Denominator:
For basic (loss) earnings per share - weighted average common shares outstanding	3,598,000	3,616,000	3,598,000	3,604,000
Dilutive securities (1)	—	176,000	—	160,000
For diluted (loss) earnings per share - weighted average common shares outstanding	3,598,000	3,792,000	3,598,000	3,764,000

(1)   Dilutive securities consist of “in the money” stock options.

At September 30, 2016 and 2015 and during the nine-month periods ended September 30, 2016 and 2015, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Common Stock for the period. Options for the three and nine months ended September 30, 2015 are anti-dilutive and are excluded from the computation of diluted earnings per share. For the three and nine months ended September 30, 2016, we experienced a net loss from continuing operations, as such, these options were not included in the computation of diluted (loss) earnings per share from continuing operations. The weighted average of anti-dilutive stock options outstanding was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Weighted average antidilutive stock options outstanding	73,000	88,000	78,000	150,000

NOTE 4 - STOCK-BASED COMPENSATION

In connection with an equity restructuring event, which occurred during the three-month period ended March 31, 2016 relating to a special dividend granted by the Company, the Company modified all previously issued outstanding options to purchase its Common Stock. This modification resulted in an aggregate increase of 19,174 options. The Company did not record any compensation expense in connection with the issuance of these options, as the issuance was made as the result of an equity restructuring event. Other than the aforementioned issuance, there were no other options granted or issued during the three and nine-month periods ended September 30, 2016.

The following is a summary of the changes in outstanding options during the nine-month period ended September 30, 2016:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2016	457,000	$6.15	4.0	$1,431,000
Granted	19,174	5.89
Exercised	(6,000)	3.81
Forfeited	(26,500)	6.55
Expired	(16,723)	10.72
Outstanding and Vested, September 30, 2016	426,951	$5.71	3.1	$1,283,000

Included in the forfeited options in the table above are 20,998 options the Company purchased from Nationwide employees for $50,000 in connection with the sale of Nationwide.

The following is a summary of changes in non-vested options for the nine months ended September 30, 2016:

	Option Shares	Weighted Average Grant- Date Fair Value
Non-vested options, January 1, 2016	23,840	$6.72
Granted	829	6.45
Vested	(19,167)	6.71
Forfeited	(5,502)	6.72
Non-vested options, September 30, 2016	—	$—

The number of shares of Common Stock available for issuance under the P&F Industries, Inc. 2012 Stock Incentive Plan (the “2012 Plan”) as of September 30, 2016 was 173,093. At September 30, 2016, there were 115,451 options outstanding issued under the 2012 Plan and 311,500 options outstanding issued under the 2002 Stock Incentive Plan.

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

As of September 30, 2016 and December 31, 2015, the carrying amounts reflected in the accompanying consolidated balance sheets for current assets and current liabilities approximated fair value due to the short-term nature of these accounts.

The fair value of the Prepaid expenses and other current assets, which consists primarily of escrowed funds from the sale of Nationwide, which was estimated to be the same as its carrying value, based on Level 3 inputs. The escrow will be released to the Company in August 2017, in accordance with the terms and conditions set forth in the Stock Purchase Agreement.

Assets and liabilities measured at fair value on a non-recurring basis include goodwill, and intangible assets. Such assets are reviewed quarterly for impairment indicators. If a triggering event has occurred, the assets are re-measured when the estimated fair value of the corresponding asset group is less than the carrying value. The fair value measurements, in such instances, are based on significant unobservable inputs (level 3).

NOTE 6 – ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	September 30, 2016	December 31, 2015
Accounts receivable	$10,663,000	$8,559,000
Allowance for doubtful accounts	(82,000)	(82,000)
	$10,581,000	$8,477,000

NOTE 7 – INVENTORIES

Inventories consist of:

	September 30, 2016	December 31, 2015
Raw material	$1,907,000	$2,070,000
Work in process	664,000	1,366,000
Finished goods	17,751,000	16,347,000
	$20,322,000	$19,783,000

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

Trademarks and tradenames were previously considered an indefinite-lived intangible asset. However, as a result of the testing for impairment, which determined the carrying value of Hy-Tech’s trademarks and tradenames exceeded the fair value, and an impairment charge of $229,000 was recorded at June 30, 2016. The Company will commence amortizing this intangible asset in July 2016 over a 15 year useful life. Further, future amortization is included in the estimated future amortization expense table below.

Changes in the carrying amount of goodwill are as follows:

	Florida Pneumatic	Hy-Tech	Total
Balance, January 1, 2016	$3,931,000	$6,223,000	$10,154,000
Impairment of goodwill	—	(5,343,000)	(5,343,000)
Currency translation adjustment	(25,000)	—	(25,000)
Balance, September 30, 2016	$3,906,000	$880,000	$4,786,000

Other intangible assets were as follows:

	September 30, 2016			December 31, 2015
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships (1)	$5,568,000	$933,000	$4,635,000	$11,285,000	$3,486,000	$7,799,000
Trademarks and trade names (1)	1,524,000	—	1,524,000	1,576,000	—	1,576,000
Trademarks and trade names (2)	210,000	4,000	206,000	439,000	—	439,000
Engineering drawings	330,000	141,000	189,000	410,000	159,000	251,000
Non-compete agreements (1)	217,000	138,000	79,000	362,000	134,000	228,000
Patents	1,205,000	599,000	606,000	1,205,000	400,000	805,000
Totals	$9,054,000	$1,815,000	$7,239,000	$15,277,000	$4,179,000	$11,098,000

Included in the table above is the impairment charge recorded during the second quarter of 2016.

September 30, 2016
Customer relationships	$2,619,000
Trademarks and trade names (2)	229,000
Engineering drawings	37,000
Non-compete agreements	83,000

$2,968,000

(1)	A portion of these intangibles are maintained in a foreign currency, and are therefore subject to foreign exchange rate fluctuations.
(2)	These were previously considered an indefinite lived intangible asset of Hy-Tech, however as the result of the testing for impairment the Company began amortizing these intangible assets over a fifteen year useful life.

Amortization expense of intangible assets from continuing operations subject to amortization was as follows:

Three months ended September 30,		Nine months ended September 30,
2016	2015	2016	2015
$217,000	$309,000	$803,000	$928,000

The weighted average amortization period for intangible assets was as follows:

	September 30, 2016	December 31, 2015
Customer relationships	9.6	10.0
Trademarks and trade names (2)	14.7	—
Engineering drawings	8.9	8.5
Non-compete agreements	1.4	2.7
Patents	5.9	5.8

 Amortization expense for each of the next five years and thereafter is estimated to be as follows:

2017	$810,000
2018	618,000
2019	595,000
2020	562,000
2021	549,000
Thereafter	2,581,000
$5,715,000

NOTE 9 – DEBT

In October 2010, the Company entered into a Loan and Security Agreement (“Credit Agreement”) with an affiliate of Capital One, National Association (“Capital One”, or the “Bank”). The Credit Agreement provides for a Revolver Loan (“Revolver”), borrowings under which are secured by the Company’s accounts receivable, mortgages on its real property located in Cranberry, PA, Tampa, FL and Jupiter, FL (“Real Property”),  inventory and equipment. P&F and certain of its subsidiaries are borrowers under the Credit Agreement, and their obligations are cross-guaranteed by certain other subsidiaries. Revolver borrowings will bear interest at either LIBOR (“London InterBank Offered Rate”) or the Base Rate, as defined in the Credit Agreement, plus the Applicable Margin, as defined in the Credit Agreement. Further, the interest rate, either LIBOR or Base Rate, which is added to the Applicable Margin, is at the option of the Company. The Company is limited as to the number of LIBOR borrowings.

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

Contemporaneously with the sale of Nationwide, as discussed in Note 2, the Company entered into the Consent and Second Amendment to the Restated Loan Agreement (the “Amendment”) with Capital One. The Amendment, among other things; (a) provided the Bank’s consent to the transactions contained in the Stock Purchase Agreement and the repurchase of certain shares and options discussed in Note 2 and Note 4 to the Consolidated Financial Statements; (b) amended the Restated Loan Agreement by: (i) reducing the aggregate Commitment (as defined in the Restated Loan Agreement) to $11,600,000; (ii) reducing the Term Loan A to $100,000; (iii) reducing the Revolver Commitment to $10,000,000 (less the new Term Loan A balance of $100,000); (iv) reducing the Capex Loan Commitment to $1,600,000; (v) modifying certain financial covenants, (vi) lowering interest rate margins and fee obligations; and (vii) extending the expiration of the Credit Agreement to February 11, 2019. Additionally, the Bank released the mortgage on the Company’s Real Property located in Tampa Florida.

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

 SHORT–TERM BORROWINGS

At September 30, 2016 and December 31, 2015, the Company’s Revolver borrowings were $1,449,000 and $9,623,000, respectively. Applicable LIBOR Margins added to Revolver borrowings at September 30, 2016 and December 31, 2015 were 1.50% and 2.00%, respectively. The Applicable Base Rate Margin added to Revolver borrowings at September 30, 2016 and December 31, 2015 were 0.50% and 1.00%, respectively.

The Company purchased vehicles for use by its UAT salesforce. The current portion of the balance due on these vehicles is $17,000 at September 30, 2016 and was $31,000 at December 31, 2015.

LONG –TERM BORROWINGS

The Restated Loan Agreement provides for Term Loan A, which is secured by mortgages on the Real Property, accounts receivable, inventory and equipment. Term Loan A borrowings can be at either LIBOR, or at the Base Rate, or a combination of the two plus the Applicable Margins. LIBOR borrowings at September 30, 2016 and at December 31, 2015 were 1.5% and 3.0% respectively. The Applicable Margin for borrowings at the Base Rate for the same timeframes were 0.5% and 2.0%, respectively. A portion of the net proceeds from the sale of Nationwide repaid all but $100,000 of this Term Loan A and, accordingly, such remaining balance is being borrowed at the Base Rate, and is included in Long-term debt, less current maturities on the Company’s Consolidated Balance Sheet at September 30, 2016.

During 2012, the Company borrowed $380,000 and $519,000, as loans to purchase machinery and equipment (“Capex Term Loans”). These loans were fully repaid with funds from the sale of Nationwide.

The long-term portion of the balance due on the purchased vehicles used by the UAT salesforce is $0 at September 30, 2016 and was $16,000 at December 31, 2015.

In accordance with ASU 2015-03, the Company reduced its long-term debt by $13,000 and $64,000, respectively, relating to deferred financing fees as of September 30, 2016 and December 31, 2015.

NOTE 10 – DIVIDEND PAYMENTS

On March 8, 2016, the Company’s Board of Directors declared a special cash dividend of $0.50 per common share, which was paid on or about April 4, 2016, to shareholders of record at the close of business on March 21, 2016. The total amount of this special dividend payment was approximately $1.8 million. The Company’s Board of Directors declared quarterly cash dividends of $0.05 per share to shareholders of record at the close of business on March 31, 2016 and July 18, 2016. These respective dividend payments of approximately $180,000 each were paid on or about April 14, 2016 and July 25, 2016. See Note 12 for discussion relating to dividends paid subsequent to September 30, 2016.

NOTE 11 – RELATED PARTY TRANSACTIONS

The president of one of the Company’s subsidiaries is part owner of one of the subsidiary’s vendors. During the three and nine-month periods ended September 30, 2016, the Company purchased approximately $137,000 and $413,000, respectively, of product from this vendor. During the three and nine-month periods ended September 30, 2015, the Company purchased approximately $154,000 and $477,000, respectively, of product from this vendor. At September 30, 2016 and December 31, 2015, the Company had trade payables to this vendor of $78,000 and $63,000, respectively. Additionally, during the three and nine-month periods ended September 30, 2016, the Company recorded sales to this vendor of $2,000 and $8,000, respectively. During the three and nine-month periods ended September 30, 2015, the Company recorded sales to this vendor of $2,000 and $7,000, respectively.

Additionally, this same individual is part owner of the facility located in Punxsutawney, Pennsylvania, which one of the Company’s subsidiaries leases. This lease expires in 2021, with rent of approximately $76,000 per annum.

NOTE 12 – SUBSEQUENT EVENTS

On November 1, 2016, the Company’s Countrywide subsidiary completed the sale (the “Real Estate Sale”) of the Premises to an unrelated third party for a purchase price of $3,750,000. After broker fees and certain other expenses relating to the Real Estate Sale, the Company received approximately $3,500,000. The Premises are used by the Company’s former Nationwide subsidiary. As a result of the Real Estate Sale, Countrywide is no longer a party to the lease relating to the Premises and has no further obligations relating to the Option and Right of First Refusal Agreement. Additionally, in accordance with the terms set forth in the Stock Purchase Agreement relating to the sale of Nationwide, Countrywide placed $400,000 of the proceeds from the Real Estate Sale into the escrow account established with the sale of Nationwide. The full escrow amount is scheduled to be released to the Company in August 2017, less any permissible claims allowed under the Stock Purchase Agreement. See Note 2 for more information about the Nationwide sale and the agreements referred to in this Note 12. These assets are classified as Assets held for sale, net of accumulated depreciation as of September 30, 2016. The net book value of these assets was $1,843,000 at December 31, 2015.

On October 18, 2016, the Company’s Board of Directors declared a $0.05 per common share dividend to all stockholders of record as of October 28, 2016. The dividend was paid on or about November 8, 2016. The total amount was approximately $180,000.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of P&F Industries, Inc. and subsidiaries (“P&F”, or the “Company”). P&F and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to shareholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “would,” “could” and their opposites and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. Any forward-looking statements contained herein, including those related to the Company’s future performance, are based upon the Company’s historical performance and on current plans, estimates and expectations. All forward-looking statements involve risks and uncertainties. These risks and uncertainties could cause the Company’s actual results for the 2016 fiscal year and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company for a number of reasons including, but not limited to, those relating to the strength of the markets in which the Company operates, the impact of competition, product demand and supply chain pricing, the Company’s exposure to fluctuations in energy prices, the Company’s ability to maintain mutually beneficial relationships with key customers, acquisitions of businesses, and as further previously disclosed in the Company’s public filings, including in its Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”) and its subsequent Quarterly Reports on Form 10-Q. Forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

Business

P&F and each of its subsidiaries are herein referred to collectively as the “Company.” In addition, the words “we”, “our” and “us” refer to the Company. Prior to February 11, 2016, (the “Closing Date”), the effective date of the sale of its Nationwide Industries, Inc. (“Nationwide”) subsidiary, P&F operated in two primary lines of business or segments: (i) tools and other products (“Tools”) and (ii) hardware and accessories (“Hardware”). As a result of the sale of Nationwide, the Company currently only operates in the Tools segment. See Note 2 to the Consolidated Financial Statements for further discussion.

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

Hardware

Prior to the sale of Nationwide, which was effective on the Closing Date, the Company conducted its Hardware business through its wholly-owned subsidiary, Countrywide Hardware, Inc. (“Countrywide”). Countrywide conducted its business operations through its wholly-owned subsidiary, Nationwide. Nationwide was an importer and manufacturer of door, window and fencing hardware and accessories, including rollers, hinges, window operators, sash locks, custom zinc castings and door closers. On the Closing Date, Countrywide sold Nationwide to an unrelated third party for approximately $22.2 million. See Notes 2 and 12 to Consolidated Financial Statements for further discussion.

KEY INDICATORS

Economic Measures

Much of our business is driven by the ebbs and flows of the general economic conditions in both the United States and, to a lesser extent, abroad. We focus on a wide array of customer types including, but not limited to large retailers, aerospace, large and small resellers of pneumatic tools and parts, and automotive related customers. We tend to track the general economic conditions of the United States, industrial production and general retail sales.

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

Overview

During the third quarter of 2016, our results of operations were impacted by:

●	The on-going weakness in the oil and gas exploration and extraction sector continues to negatively impact Hy-Tech’s and, to a lesser degree, Florida Pneumatic’s results.

●	Additional increase to Hy-Tech’s allowance for slow moving inventory.

RESULTS OF OPERATIONS

Continuing operations

Unless otherwise discussed elsewhere in the Management’s Discussion and Analysis, we believe that our relationships with our key customers and suppliers, given current economic conditions, remain satisfactory. The on-going weakness in the global oil and gas exploration and extraction markets continues to hamper both Hy-Tech and to a lesser degree, Florida Pneumatic. Further, there is a persistent weakness in the other markets that Hy-Tech serves, including power generation and construction. Other than the aforementioned on-going weakness, and those factors discussed in more detail below, there were no major trends or uncertainties that had, or we could reasonably expect could have, a material impact on our revenue, nor was there any unusual or infrequent event, transaction or any significant economic change that materially affected our results of operations.

During the first quarter of 2016, we sold Nationwide to an unrelated third party for approximately $22.2 million. As a result of this transaction, Nationwide’s results are reported under discontinued operations, and are therefore excluded from continuing operations for all periods presented. Please see Note 2 - Discontinued Operations, to our Consolidated Financial Statements for additional information.

The table below provides an analysis of our net revenue from continuing operations for the three and nine-month periods ended September 30, 2016 and 2015:

	Three months ended September 30,
			Increase (decrease)
	2016	2015	$	%
Tools
Florida Pneumatic	$11,702,000	$11,729,000	$(27,000)	(0.2)%
Hy-Tech	2,931,000	4,195,000	(1,264,000)	(30.1)

Consolidated	$14,633,000	$15,924,000	$(1,291,000)	(8.1)%

	Nine months ended September 30,
			Increase (decrease)
	2016	2015	$	%
Tools
Florida Pneumatic	$35,270,000	$33,986,000	$1,284,000	3.8%
Hy-Tech	9,499,000	12,555,000	(3,056,000)	(24.3)

Consolidated	$44,769,000	$46,541,000	$(1,772,000)	(3.8)%

Florida Pneumatic

Florida Pneumatic markets its air tool products to three primary sectors within the pneumatic tool market; retail, industrial/catalog and the automotive market. It also generates revenue from its Berkley products line as well as a line of air filters and other OEM parts (“Other”).

	Three months ended September 30,
	2016		2015		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Retail customers	$6,631,000	56.7%	$7,035,000	60.0%	$(404,000)	(5.7)%
Automotive	3,723,000	31.8	2,982,000	25.4	741,000	24.8
Industrial/catalog	1,115,000	9.5	1,412,000	12.0	(297,000)	(21.0)
Other	233,000	2.0	300,000	2.6	(67,000)	(22.3)
Total	$11,702,000	100.0%	$11,729,000	100.0%	$(27,000)	(0.2)%

	Nine months ended September 30,
	2016		2015		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Retail customers	$19,411,000	55.1%	$19,352,000	56.9%	$59,000	0.3%
Automotive	11,336,000	32.1	9,122,000	26.8	2,214,000	24.3
Industrial/catalog	3,843,000	10.9	4,679,000	13.8	(836,000)	(17.9)
Other	680,000	1.9	833,000	2.5	(153,000)	(18.4)
Total	$35,270,000	100.0%	$33,986,000	100.0%	$1,284,000	3.8%

Primary factors contributing to the 24.8% growth in Florida Pneumatic’s automotive revenue this quarter, compared to the same period in 2015, are the ongoing efforts to upgrade the lines with new innovative products, as well as expanding its marketing efforts in the United States., and in Europe. UAT’s revenue is included in the Automotive sector. A portion of UAT’s revenue is derived from the sale of pneumatic air tools to customers that are located and operate in the North Sea region of Scotland, and whose businesses are in the oil and gas sector. This sector continues to feel the effects of the ongoing weakness in global oil and gas exploration. Further impacting our consolidated revenue this quarter was the negative effects of the “Brexit”, the portmanteau of “British” “Exit” from the European Union. We believe that Brexit was the key factor in the recent decline in the GBP in the world currency. As a result, the average exchange rate that was applied when converting UAT’s local currency revenue into USDs, for the three-month periods ended September 30, 2016 and 2015, declined, resulting in reduced UAT revenue reported in USDs of approximately $118,000. As a result, UAT’s overall revenue declined this quarter compared to the same three months in 2015. We are currently developing a marketing strategy that is intended to enable UAT to expand its presence into other Western European countries; however, no specific timetable has been established for this expansion. The decline in Florida Pneumatic’s third quarter 2016 Retail revenue, compared to the third quarter of 2015, was due primarily to the timing of shipments to Sears that occurred in the third quarter of 2015 that we believe could occur during the fourth quarter of 2016. This decline was partially offset by increased shipments to The Home Depot. We continue to encounter weaknesses in the Industrial/catalog market, with the decline this quarter compared to the same period a year ago, occurring most notably in the aerospace and oil and gas exploration/production channels. Additionally, contributing to the decline in our Industrial/catalog revenue was the fact that during the third quarter of 2015, we shipped special orders aggregating approximately $220,000, which did not reoccur this year.

When comparing the nine-month periods ended September 30, 2016 and 2015, the growth in the Automotive sector is the most significant component of Florida Pneumatic’s overall revenue improvement. This growth continues to be driven by the release of new, improved and enhanced products, broadening the product line offering, as well as expanded marketing efforts. Florida Pneumatic’s Industrial/catalog revenue remains sluggish, as the oil and gas sector, which is a component of this category remains, in our opinion, extremely constricted. Further, special order shipments declined $458,000, when comparing the nine-month periods ended September 30, 2016 and 2015, which also contributed to the decline in revenue.

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

	Three months ended September 30,
	2016		2015		Decrease
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
ATP	$2,515,000	85.8%	$3,551,000	84.6%	$(1,036,000)	(29.2)%
Other	416,000	14.2	644,000	15.4	(228,000)	(35.4)
Total	$2,931,000	100.0%	$4,195,000	100.0%	$(1,264,000)	(30.1)%

	Nine months ended September 30,
	2016		2015		Decrease
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
ATP	$8,411,000	88.5%	$10,681,000	85.1%	$(2,270,000)	(21.3)%
Other	1,088,000	11.5	1,874,000	14.9	(786,000)	(41.9)
Total	$9,499,000	100.0%	$12,555,000	100.0%	$(3,056,000)	(24.3)%

The on-going weakness in the oil and gas exploration and extraction sector continues to be the primary factor contributing to the decline in Hy-Tech’s ATP third quarter of 2016 revenue, when compared to the same period in the prior year. This weakness continues to be a significant factor in the decline in demand of Hy-Tech’s pneumatic tools, spare/replacement parts and drilling motors. Evidencing this decline is the fact that according to information published by Baker Hughes Incorporated: (a) The average U.S. rig count for September 2016 was 509, down 339 from the 848 in September 2015; (b) The average Canadian rig count for September 2016 was 141, down 42 from the 183 counted in September 2015 and (c) The worldwide rig count for September 2016 was 1,584, down 587 from the 2,171 counted in September 2015. Further contributing to the decline in revenue is the fact that a former major customer of Hy-Tech is currently sourcing internally, certain impact wrenches and other products that it had formerly purchased from Hy-Tech. Additionally, a large customer that was acquired in the ATSCO acquisition has dramatically reduced purchases, which we believe is also the result of the weakness in the oil and gas exploration sector. We believe that purchases from this customer may not recover until the oil and gas exploration and extraction market recovers, if at all. The decline in Hy-Tech’s Other revenue was driven primarily due to weakness this quarter in specialty manufacturing for the mining, mine safety and railroad markets.

ATP’s revenue for the nine-month period ended September 30, 2016, declined, compared to the same period in 2015, due primarily to: i) on-going weakness in the oil and gas exploration and extraction and related services sector; ii) loss of revenue due to a customer’s decision to source certain products internally; iii) a major downturn in orders from a large customer, and iv) weakness in the other sectors in which Hy-Tech markets its products, such as mining, and railroad. We believe that should the oil and gas sector remain at or near current levels of exploration and extraction, it is likely that future periods may not reflect an increase over comparable prior periods for some time, even if trending upwards, chronologically. Significant factors contributing to the decline in Hy-Tech’s Other year to date revenue is a $240,000 order that shipped in the first quarter of 2015, not recurring thus far in 2016, and overall weakness in the specialty manufacturing for the mining, mine safety and railroad markets. To mitigate this sluggishness, Hy-Tech is continuing to pursue alternate markets and applications of its air tools and motors, as well as to utilize and emphasize its manufacturing expertise. We believe this course of action should generate new sources of revenue in late 2016 or early 2017; however, no assurance can be given that these efforts will be successful.

Gross margins / profits

	Three months ended September 30,				Increase (decrease)
	2016		2015		Amount		%
Florida Pneumatic	$4,219,000		$4,007,000		$212,000		5.3%
As percent of respective revenue		36.1%		34.2%	1.9	%pts
Hy-Tech	$286,000		$1,623,000		$(1,337,000)		(82.4)
As percent of respective revenue		9.8%		38.7%	(28.9	)%pts
Total	$4,505,000		$5,630,000		$(1,125,000)		(20.0)%
As percent of respective revenue		30.8%		35.4%	(4.6	)%pts

	Nine months ended September 30,				Increase (decrease)
	2016		2015		Amount		%
Florida Pneumatic	$13,070,000		$12,059,000		$1,011,000		8.4%
As percent of respective revenue		37.1%		35.5%	1.6	%pts
Hy-Tech	$1,956,000		$4,902,000		$(2,946,000)		(60.1)
As percent of respective revenue		20.6%		39.0%	(18.4	)%pts
Total	$15,026,000		$16,961,000		$(1,935,000)		(11.4)%
As percent of respective revenue		33.6%		36.4%	(2.8	)%pts

Florida Pneumatic’s third quarter of 2016 gross margin improvement over the same period a year ago was driven primarily by improved product mix emanating from the growth of its Automotive revenue. Additionally, the foreign exchange rate of the U.S. Dollar to the Taiwan Dollar was more favorable than during the third quarter of 2015. Lastly, material costs are down slightly this quarter, compared to the same period a year ago. With respect to Hy-Tech’s third quarter gross margin, during the three-month period ended September 30, 2016, we increased Hy-Tech’s allowance for obsolete / slow moving inventory (“OSMI”). The primary reason for the additional OSMI reserve this quarter was due to the notification by a Hy-Tech vendor that it would not re-stock certain inventory items. In addition, the ongoing sluggish conditions in power generation and manufacturing caused a severe slowdown in Hy-Tech’s inventory turnover. The adjustment to OSMI was the key contributing factor in this quarter’s poor gross margin at Hy-Tech. Further, Hy-Tech’s gross margin this quarter is lower compared to the same period in 2015, due in part to lower overhead absorption, which in turn is due primarily to lower manufacturing activity, being driven by the ongoing weakness in the oil and gas sector and key customer declines.

The primary factors contributing to the increase in Florida Pneumatic’s gross margin for the nine months ended September 30, 2016, compared to the same period in the prior year include more favorable product mix, favorable foreign exchange and slightly lower cost of product. Hy-Tech’s gross margin during the nine-month period ended September 30, 2016, has been adversely affected by the effects of the ongoing downturn in the oil and gas sector, along with weakness in power generation and manufacturing, sectors important contributors to Hy-Tech’s revenue. This has caused Hy-Tech to further increase its OSMI. Additionally, Hy-Tech manufactures and sells a very low gross margin product line to a key ATSCO customer. We do not intend to continue to manufacture and market this product line after Hy-Tech has sold its remaining related inventory. It is possible that this decision may have an effect on Hy-Tech’s 2017 revenue; however it should improve its future overall gross margin.

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

During the third quarter of 2016, our SG&A was $4,915,000 or 33.6% of revenue, compared to $4,787,000, or 30.1% of revenue during the same three-month period in 2015. The increase was due in large part to the increase in Automotive revenue, which drives variable expenses. As such, variable expenses increased this quarter $82,000 compared to the same period in 2015. Our compensation expense, which is comprised of base salaries and wages, accrued performance-based bonus incentives, associated payroll taxes and employee benefits increased $74,000, and professional fees and related expenses increased $111,000 this quarter compared to the same three-month period in 2015 due primarily to the Company’s mergers and acquisitions initiatives. Depreciation and amortization expenses declined $97,000 when comparing the third quarter of 2016 to the same period in 2015 due primarily to the reduction of intangible assets associated with the impairment of intangible assets during the second quarter of 2016.

During the nine months ended September 30, 2016, our SG&A was $15,088,000 or 33.7% of revenue, compared to $14,834,000, or 31.9% of revenue during the same nine-month period in 2015. A significant component of this change is due to an increase in incremental variable costs and expenses, which increased by $377,000, compared to the same period in the prior year. This increase is due in large part to the increase in the Automotive revenue of $2.2 million. Additionally, when comparing the nine-month periods ended September 30, 2016 and 2015, total compensation, increased $80,000. Partially offsetting the above increases were reductions in professional fees and related expenses of $75,000, depreciation and amortization expenses of $119,000 and lower stock-based compensation of $45,000.

Impairment of goodwill and other intangible assets

During the second quarter of 2016, we determined that an interim impairment analysis of the goodwill recorded in connection with Hy-Tech and ATSCO was necessary based upon consideration of a number of factors, which included: i) continued weakness in oil and gas exploration and extraction; ii) the recent loss of a major portion of revenue from one of its larger customers; and iii) recent significant reductions/guidance of forecasted purchases from the largest customer acquired in the ATSCO acquisition. As a result of the aforementioned it was determined that Hy-Tech’s short and long-term projections indicated an inability to generate sufficient discounted future cash flows to support the recorded amounts of goodwill, other intangible assets and other long-lived assets necessitating the impairment charge. As a result, in accordance with current accounting literature, we recorded an impairment charge of $8,311,000 relating to goodwill and other intangible assets during the second quarter of 2016. Should market conditions in the sectors in which Hy-Tech operates worsen, we could incur additional impairment charges in future periods.

Other (income) expense – net

The table below provides an analysis of our Other (income) expense-net from continuing operations for the three and nine-month periods ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Lease income-net	$(43,000)	$(37,000)	$(75,000)	$(108,000)
Fair value adjustment to contingent consideration -UAT	—	75,000	—	(126,000)
Total	$(43,000)	$38,000	$(75,000)	$(234,000)

Lease income-net is income and related expenses incurred in connection with the lease discussed in Note 2 to our Consolidated Financial Statements. The fair value adjustment to contingent consideration – UAT reflect the adjustments relating to the carrying value of the additional consideration due to the sellers of UAT settled in 2015.

Interest

	Three months ended September 30,		Increase (decrease)
	2016	2015	Amount	%
Interest expense attributable to:
Short-term borrowings	$15,000	$—	$15,000	NA %
Term loans, including Capital Expenditure Term Loans	1,000	3,000	(2,000)	(66.7)
Amortization expense of debt financing costs	10,000	26,000	(16,000)	(61.5)

Total	$26,000	$29,000	$(3,000)	(10.3)%

	Nine months ended September 30,		Increase (decrease)
	2016	2015	Amount	%
Interest expense attributable to:
Short-term borrowings	$41,000	$—	$41,000	NA %
Term loans, including Capital Expenditure Term Loans	5,000	4,000	1,000	25.0%
Amortization expense of debt financing costs	118,000	83,000	35,000	42.2%

Total	$164,000	$87,000	$77,000	88.5%

In accordance with current accounting guidance we have reported our short-term and term loan interest expense incurred during the three and nine-month periods ended September 30, 2015 of $144,000 and $479,000, respectively, and for the period January 1, 2016 through the Closing Date of $60,000, which was the effective date of sale of Nationwide, in Discontinued operations. Additionally, the $18.7 million cash received from the sale of Nationwide significantly reduced or eliminated the term loans that were included in the Credit Agreement. As a result, we wrote down the deferred financing costs associated with the repayment of those term loans. As such, $80,000 is included in amortization expense of debt financing costs in our interest expense for the nine-month period ended September 30, 2016. See Notes 2 and 9 to our Consolidated Financial Statements for further discussion on the sale of Nationwide and the Amendment to our Credit Agreement. See Liquidity and Capital Resources elsewhere in this Management’s Discussion and Analysis section for further information regarding our bank loans.

Primarily the result of the cash received from the sale of Nationwide, our average balance of short-term borrowings during the three-month period ended September 30, 2016, was $2,585,000, compared to $13,550,000 during the three-month period ended September 30, 2015. The average balance of our short-term borrowings during the nine-month period ended September 30, 2016, was $3,593,000, compared to $14,807,000 during the nine-month period ended September 30, 2015.

Income taxes

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit applicable to continuing operations, on a year-to-date basis, and may change in subsequent interim periods. As a result, our effective tax rate applicable to continuing operations for the three and nine-months ended September 30, 2016 was 27.2% and 33.9%, respectively. For the same periods in 2015 our effective tax rate applicable to continuing operations were 34.9% and 33.6%, respectively. The Company’s effective tax rates for both periods were affected primarily by state taxes and non-deductible expenses.

Discontinued operations

Nationwide’s results of operations in our Consolidated Financial Statements and Note 2 presents their revenue and cost of goods sold for the period January 1, 2016 through the Closing Date. The SG&A incurred during the same period includes that of Nationwide plus $19,000 of expenses incurred at the corporate level that is specifically attributable to Nationwide. Nationwide’s data for the three and nine-month periods ended September 30, 2015, represents their revenue and cost of goods sold. The SG&A for the three and nine-month periods ended September 30, 2015, includes all of Nationwide plus approximately $54,000 and $298,000, respectively, of corporate expenses directly attributable to Nationwide. In accordance with current accounting guidance, we have included, as part of discontinued operations, all interest expense incurred attributable to our Bank borrowings during the three and nine-month periods ended September 30, 2015, and for the period January 1, 2016 through the Closing Date.

We recognized a gain of $12,185,000, on the sale of Nationwide during the three-month period ended March 31, 2016, which represents the difference between the adjusted net purchase price and the carrying book value of Nationwide. During the three-month period ended June 30, 2016 we incurred an additional $14,000 in expenses related to the sale. For income tax purposes, our tax basis in Nationwide was greater than the net proceeds, thus resulting in a tax loss. This tax loss may only be applied against future capital gain transactions.  During the three-month period ended March 31, 2016 we recorded a tax benefit of $141,000, net of a valuation allowance against the gain on sale.  Subsequent to September 30, 2016, Countrywide completed the sale of the Tampa, Florida real property, which is treated as a capital gain transaction for tax purposes.  As a result, during the three-month period ended September 30, 2016, we removed the valuation allowance initially recorded against the tax loss, resulting in an additional $187,000 tax benefit recorded against the gain on sale.  See Note 12-Subsequent Events, in our Consolidated Financial Statements for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

We monitor such metrics as days’ sales outstanding, inventory requirements, inventory turns, estimated future purchasing requirements and capital expenditures to project liquidity needs, as well as evaluate return on assets. Our primary sources of funds are operating cash flows and our Revolver Loan (“Revolver”) with our Bank.

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	September 30, 2016	December 31, 2015
Working Capital	$27,634,000	$21,023,000
Current Ratio	4.08 to 1	2.19 to 1
Shareholders’ Equity	$47,812,000	$43,642,000

Credit facility

In October 2010, we entered into a Loan and Security Agreement (“Credit Agreement”) with an affiliate of Capital One, National Association (“Capital One”, or the “Bank”). The Credit Agreement, among other things, provides the ability to borrow funds under the Revolver arrangement. Revolver borrowings are secured by the Company’s accounts receivable, inventory, equipment and mortgages on real property located in Cranberry, PA, Tampa, FL and Jupiter, FL (“Real Property”). P&F and certain of its subsidiaries are borrowers under the Credit Agreement, and their obligations are cross-guaranteed by certain other subsidiaries.

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

Contemporaneously with the sale of Nationwide in February 2016, we entered into the Consent and Second Amendment to the Restated Loan Agreement (the “Amendment”) with Capital One. The Amendment, among other things; provided the Bank’s consent to the transactions contained in the Stock Purchase Agreement and the repurchase of certain shares and options discussed in Note 2, and Note 4 to the Consolidated Financial Statements, and amended the Restated Loan Agreement by: (a) reducing the aggregate Commitment (as defined in the Restated Loan Agreement) to $11,600,000; (b) reducing the Term Loan A to $100,000; (c) reducing the Revolver Commitment to $10,000,000 (less the new Term Loan A balance of $100,000); (d) reducing the Capex Loan Commitment to $1,600,000; (e) modifying certain financial covenants, (f) lowering interest rate margins and fee obligations; and (g) extending the expiration of the Credit Agreement to February 11, 2019. Additionally, the bank released the mortgage on our Tampa, FL Real Property. We believe that despite the reduction in the overall facility, our cash requirements to operate our business will be funded by operations and the Revolver. Further, we believe that should a need arise whereby the current credit facility is insufficient, we can borrow additional amounts against our Real Property or other assets.

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

At September 30, 2016 and December 31, 2015, Revolver borrowings outstanding were $1,449,000 and $9,623,000, respectively. Applicable LIBOR Margins added to Revolver borrowings at September 30, 2016 was 1.50% and at December 31, 2015 was 2.00%. The Applicable Base Rate Margin added to Revolver borrowings at September 30, 2016 and December 31, 2015 were 0.50% and 1.00%, respectively.

We purchase vehicles for use by our UAT salesforce. The current portion of the balance due on these loans applicable to these purchased vehicles was $17,000 at September 30, 2016 and $31,000 at December 31, 2015.

Cash flows

During the nine-month period ended September 30, 2016, our net cash increased $14,000 to $941,000 from $927,000 at December 31, 2015.   Our total bank debt at September 30, 2016 was $1,549,000, compared to $16,066,000 at December 31, 2015. As discussed earlier and in Notes 2 and 9 to the Consolidated Financial Statements, our reduction in debt is primarily due to the sale of Nationwide. The total debt to total book capitalization (total debt divided by total debt plus equity); at September 30, 2016 was 3.1%, compared to 26.9% at December 31, 2015.

Our Board of Directors approved the initiation of a dividend policy under which the Company intends to declare quarterly cash dividends to its stockholders in the amount of $0.05 per quarter. Additionally, the Board of Directors also approved a special $0.50 per common share dividend. Both the special dividend totaling $1.8 million and the first quarterly $0.05 per common share dividend totaling approximately $180,000, were paid in April 2016, with subsequent $0.05 dividends paid in July and November 2016. As all cash remitted to us by our customers is delivered to a Capital One Lockbox, the cash required for the payment of the aforementioned dividends, was from Revolver borrowings. We currently believe that the quarterly dividend payments of approximately $180,000 are not material to our cash requirements.

On November 1, 2016, we sold the real property located in Tampa Florida for $3,750,000. After broker and other fees, we received approximately $3,500,000, which paid down all outstanding Revolver debt.

We believe that net cash flows from our current operating units and our ability to borrow against the Revolver should provide cash to fund our consolidated cost structure for at least the next twelve months.

 Our capital spending from continuing operations was $894,000 for the nine-month period ended September 30, 2016, compared to $1,044,000 during the same period in the prior year.  Capital expenditures for the balance of 2016 are expected to be approximately $100,000, some of which may be financed through our credit facilities or financed through independent third party financial institutions. The remaining 2016 capital expenditures will primarily be for expansion of existing product lines and replacement of equipment.

Customer concentration

We have two customers that in the aggregate account for 57.4% at September 30, 2016, and 47.0% at December 31, 2015 of our accounts receivable. To date, these customers, with minor exceptions, are current in their payments. Further, these two customers in the aggregate, accounted for 45.3% and 43.4%, respectively, of our revenue from continuing operations for the three-month and nine-month periods ended September 30, 2016, compared to 44.2% and 41.6%, respectively, for the same three-month and nine-month periods in 2015.

We believe that the loss of one or both of these customers would negatively impact our financial condition, but would not affect our ability to remain a going concern. One of these customers, Sears, has announced that it is seeking bids for the sale of its product group that purchases our products. There can be no assurance that we would continue to supply these products on similar terms or at all should this product group be sold.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any other recently issued, but not yet effective accounting standards, if currently adopted would have a material effect on our consolidated financial statements.

Item 3.             Quantitative And Qualitative Disclosures About Market Risk

Not required.

Item 4.             Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated, as of September 30, 2016, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of September 30, 2016, the Company’s management, including its CEO and CFO, concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

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

P&F INDUSTRIES, INC.
(Registrant)

/s/ JOSEPH A. MOLINO, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: November 14, 2016	(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit
31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

32.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	* Interactive Data

* Attached as Exhibit 101 are the following, each formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income; (iii) Consolidated Statement of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

A copy of any of the foregoing exhibits to this Quarterly Report on Form 10-Q may be obtained, upon payment of the Registrant’s reasonable expenses in furnishing such exhibit, by writing to P&F Industries, Inc., 445 Broadhollow Road, Suite 100, Melville New York 11747, Attention: Corporate Secretary.

