Form 10-K
period 2016-12-31
P&F INDUSTRIES INC
filed 2017-03-29
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant, based on the last sale price on June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $21,955,000. For purposes of this calculation, shares of common stock held by each executive officer and director have been excluded since those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

 As of March 24, 2017 there were 3,597,870 shares of the registrant’s Class A Common Stock outstanding.

Documents Incorporated by Reference

Part III of this Annual Report on Form 10-K incorporates by reference information from the registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders.

P&F INDUSTRIES, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 made by or on behalf of P&F Industries, Inc. and subsidiaries (the “Company”). The Company and its representatives may, from time to time, make written or verbal forward looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission, such as this Annual Report on Form 10-K (“Report”), and in its reports to stockholders. Any statements made in the Report that are not historical or current facts may be deemed to be forward looking statements. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “would,” “could” and their opposites and similar expressions identify statements that constitute forward looking statements within the meaning of the Reform Act. Any forward looking statements contained herein, including those related to the Company’s future performance, are based upon the Company’s historical performance and on current plans, estimates and expectations. Such forward looking statements are subject to various risks and uncertainties, including those risk factors described in Item 1A of Part I, “Risk Factors” of this Report, which may cause actual results to differ materially from the forward looking statements. You are therefore cautioned against relying on any forward looking statements. Forward looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to update publicly or revise any forward looking statement, whether as a result of new information, future developments or otherwise.

PART I

ITEM 1.  Business

 P&F Industries, Inc. (P&F) is a Delaware corporation incorporated on April 19, 1963. Prior to February 11, 2016, the effective date of the sale of its Nationwide Industries, Inc. (“Nationwide”) subsidiary, P&F operated in two primary lines of business or segments: (i) tools and other products (“Tools”) and (ii) hardware and accessories (“Hardware”). As a result of the sale of Nationwide, which had been reported in the Hardware segment, the Company currently only operates in the Tools business. See Note 2 to Consolidated Financial Statements for further discussion.

Tools

The Company conducts its Tools business through a wholly-owned subsidiary, Continental Tool Group, Inc. (“Continental”), which in turn operates through its wholly-owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”). Exhaust Technologies Inc. (“ETI”) and Universal Air Tool Company Limited (“UAT”) are wholly-owned subsidiaries of Florida Pneumatic, each of which was acquired by Florida Pneumatic in 2014. ATSCO Holdings Corp. (“ATSCO”) is a wholly-owned subsidiary of Hy-Tech, which was also acquired in 2014.

Florida Pneumatic

 Florida Pneumatic imports and sells pneumatic hand tools, most of which are of its own design, primarily to the retail, industrial and automotive markets. This line of products includes sanders, grinders, drills, saws and impact wrenches. These tools are similar in appearance and function to electric hand tools, but are powered by compressed air, rather than directly by electricity. Air tools, as they are more commonly referred to, generally are less expensive to operate, offer better performance and weigh less than their electrical counterparts. Florida Pneumatic imports approximately seventy-five types of pneumatic hand tools, most of which are sold at prices ranging from $50 to $1,000, under the names “Florida Pneumatic”, “Universal Tool,” AIRCAT or NITROCAT, as well as under the trade names or trademarks of several private label customers. These products are sold to retailers, distributors, and private label customers through in-house sales personnel and manufacturers’ representatives. The AIRCAT and NITROCAT brand of pneumatic tools are sold primarily to the automotive service and repair market (“automotive market”). Users of Florida Pneumatic’s hand tools include industrial maintenance and production staffs, do-it-yourself mechanics, automobile mechanics and auto body personnel.

 During 2016 Florida Pneumatic purchased approximately 36% of its pneumatic tools from China, 63% from Taiwan and 1% from Japan and Europe.  Florida Pneumatic performs final assembly on certain of its products at its factory in Jupiter, Florida.

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

The primary competitive factors in the industrial and automotive pneumatic tool market are quality, breadth and availability of products, customer service and technical support. The primary competitive factors in the retail pneumatic tool market are price, service and brand-name awareness. The primary competitive factors in Berkley’s business are price and service. Florida Pneumatic’s products are sold off the shelf. Florida Pneumatic’s retail business is not seasonal.

Hy-Tech

Hy-Tech manufacturers and distributes its own line of industrial pneumatic tools and parts under the “ATP” brand. Under the ATP brand, Hy-Tech produces and sells over sixty types of pneumatic tools, which include impact wrenches, grinders, drills, and motors that are sold at prices ranging from $450 to $28,000. Users of ATP parts and tools include refineries, chemical plants, power generation facilities, heavy construction enterprises, and oil and mining companies. Further, it also manufactures tools to customer unique specifications. In addition, Hy-Tech manufactures an extensive line of pneumatic tool replacement parts that are sold to original equipment manufacturers (“OEMs”), as well as competitively. It also manufactures and distributes high pressure stoppers for hydrostatic testing of fabricated pipe under the “Thaxton” brand name. It also produces a line of siphons under the “Eureka” name. Other than a line of sockets sold under the “OZAT” brand name that are imported from Israel, all Hy-Tech products are made in the United States of America.

Hy-Tech products are sold through its in-house sales force as well as manufacturer representatives. Hy-Tech’s products are sold off the shelf and also are produced and sold to customer’s specifications.

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

Nationwide

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

In November 2016, Countrywide sold the land and building which was the sole location from which Nationwide operated for $3.5 million, after fees and expenses.

See Note 2 to Consolidated Financial Statements for further discussion.

Patents, Trademarks and Other Intellectual Property

The Company holds several patents, trademarks, and copyrights of various durations, and it believes that it holds or licenses all of the patent, trademark, copyright, and other intellectual property rights necessary to conduct our business. The Company relies upon patents, copyrights, trademarks, and trade secret laws to establish and maintain its proprietary rights in many of our products.  There can be no assurance that any of its patents, trademarks or other intellectual property rights will not be challenged, invalidated, or circumvented, or that any rights granted thereunder will provide competitive advantages to it. In addition, there can be no assurance that patents will be issued from pending patent applications filed by the Company, or that claims allowed on any future patents will be sufficiently broad to protect our technology or designs.  Further, the laws of some foreign countries may not permit the protection of our proprietary rights to the same extent as do the laws of the United States.

Customers

We have two retail customers that, during 2016, accounted for 13.6% and 29.8%, respectively, of the Company’s revenue. In 2015, these two customers accounted for 11.7% and 28.5% of the Company’s revenue.

Employees

The Company employed 115 full-time employees as of December 31, 2016. At various times during the year our operating units may employ seasonal or part-time help, as necessary. None of the Company’s employees are represented by a union.

Information Available on the Company’s Website

Additional information regarding the Company and its products is available on the Company’s website at www.pfina.com . In addition, the Company’s (i) charters for the Audit, Compensation, Corporate Governance and Nominating, and Strategic Planning and Risk Assessment Committees of the Company’s Board of Directors and of the Lead Independent Director; and (ii) Code of Business Conduct and Ethics are available on the Company’s website. P&F’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Proxy Statements on Schedule 14A and Current Reports on Form 8-K, as well as any amendments to those reports and certain other filings, are made available to the public at no charge, other than an investor’s own internet access charges, through the “SEC Filings” section of the Company’s website. The Company makes such material available on its website as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”). Copies of any materials the Company files with the SEC can also be obtained free of charge through the SEC’s website at www.sec.gov. The SEC’s Public Reference Room can be contacted at 100 F Street, N.E., Washington, D.C. 20549. The information on the Company’s website is not, and should not be considered, part of this Annual Report on Form 10-K and is not incorporated by reference to this report.

ITEM 1A.  Risk Factors

A wide range of factors could materially affect our performance. In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results elsewhere in this report, the following factors, among others, could adversely affect our business, including our results of operations or financial position:

•	Exposure to fluctuations in energy prices. Fluctuations in energy prices, including crude oil and gas prices, could negatively impact the activities of those of our customers involved in extracting, refining or exploring for crude oil and gas, resulting in a corresponding adverse effect on the demand for the products that they purchase from us. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of, and demand for, oil and gas, market uncertainty and a variety of other economic factors that are beyond our control. Worldwide economic, political and military events, including war, terrorist activity, events in the Middle East and initiatives by the Organization of the Petroleum Exporting Countries (OPEC), have contributed, and are likely to continue to contribute, to price and volume volatility. Crude oil prices have been depressed. We believe this in large part is due to increasing global supply of oil due to factors such as weakening demand from slowing economic growth in Europe and Asia and trends towards increased fuel-efficiency. The resulting negative shift in demand of our products by our customers has negatively impacted us, and could in the future have a material adverse effect on our business, results of operations or financial position.

•	Debt and debt service requirements. The amount of our debt from time to time could have important consequences. For example, it could: increase our vulnerability to general adverse economic and industry conditions; limit our ability to fund future capital expenditures, working capital and other general corporate requirements and limit our flexibility in planning for, or reacting to, changes in our business.

•	Borrowing and compliance with covenants under our credit facility. Our credit facility contains affirmative and negative covenants including financial covenants, and default provisions. A breach of any of these covenants could result in a default under our credit agreement. Upon the occurrence of an event of default under our current credit agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the lenders were to accelerate the repayment of borrowings, to the extent we have significant outstanding borrowings at said time, we may not have sufficient assets to repay our asset based credit facility and our other indebtedness. Also, should there be an event of default, or a need to obtain waivers following an event of default, we may be subject to higher borrowing costs and/or more restrictive covenants in future periods. Further, the amount available for borrowing under our asset-based revolving loan facility is subject to a borrowing base, which is determined by taking into account, among other things, our accounts receivable, inventory and machinery and equipment. Fluctuations in our borrowing base impact our ability to borrow funds pursuant to the revolving loan facility.

•	Disruption in the global capital and credit markets. If global economic and financial market conditions deteriorate, it could have a material adverse effect on our financial condition and results of operations. In particular, lower consumer spending may result in reduced demand and orders for certain of our products, order cancellations, lower revenues, increased inventories, and lower gross margins. Further, if our customers experience difficulty obtaining financing in the capital and credit markets to purchase our products, this could result in further reduced orders for our products, order cancellations, inability of customers to timely meet their payment obligations to us, extended payment terms, higher accounts receivable, reduced cash flows, greater expense associated with collection efforts and increased bad debt expense; and a severe financial difficulty experienced by our customers may cause them to become insolvent or cease business operations.

•	The strength of the retail economy in the United States and abroad. Our business is subject to economic conditions in major markets in which we operate, including recession, inflation, deflation, general weakness in retail and industrial markets, as well as the exposure to liabilities under anti-corruption laws in various countries, such as the U.S. Foreign Corrupt Practices Act, currency instability, transportation delays or interruptions, sovereign debt uncertainties and difficulties in enforcement of contract and intellectual property rights, as well as natural disasters. The strength of such markets is a function of many factors beyond our control, including interest rates, employment levels, availability of credit and consumer confidence.

•	Supply chain disruptions. Any difficulty or inability on the part of manufacturers of our products or other participants in our supply chain in obtaining sufficient financing to purchase raw materials or to finance general working capital needs or their inability to obtain raw materials due to shortages or other factors, may result in delays or non-delivery of shipments of our products. Additionally, material increases in raw material commodity prices could further adversely affect our results of operations and financial position. Our foreign suppliers may encounter interruption in their ability to continue to provide us with products on a short-term or long-term basis. Although we believe that there are redundant sources available and maintain multiple sources for most of our products, there may be costs and delays associated with securing such sources and there can be no assurance that such sources would provide the same quality of product at similar prices.

•	Customer concentration. We have several key customers, two of which collectively accounted for approximately 43.4% of our 2016 consolidated revenue and 53.5% of our consolidated accounts receivable. Loss of key customers or a material negative change in our relationships with our key customers (including delays or defaults in payments owed to us as a result of a negative change in the financial position of such key customers or otherwise) could have a material adverse effect on our business, results of operations or financial position.

•	Adverse changes in currency exchange rates A majority of our products are manufactured outside the United States, a portion of which are purchased in the local currency. As a result, we are exposed to movements in the exchange rates of various currencies against the United States dollar which could have an adverse effect on our results of operations or financial position. We believe our most significant foreign currency exposures are the Taiwan dollar (“TWD”) and the Chinese Renminbi (“RMB”). Purchases from Chinese sources are made in U.S. dollars (“USD”). However, if the RMB were to be revalued against the dollar, there could be a significant negative impact on the cost of our products. Further, the reporting currency for our consolidated financial statements is the USD. Certain of the company’s assets, liabilities, expenses and revenues are denominated in currencies other than the USD. In preparing our Consolidated Financial Statements, those assets, liabilities, expenses and revenues are translated into USD at applicable exchange rates. Increases or decreases in exchange rates between the USD and other currencies affect the USD value of those items, as reflected in the Consolidated Financial Statements. Substantial fluctuations in the value of the USD could have a significant impact on the company’s financial condition and results of operations. Additionally, cash generated in non-U.S. jurisdictions may be difficult to repatriate to the United States in a tax-efficient manner.

•	Impairment of long-lived assets and goodwill. The inability to generate future cash flows sufficient to support the recorded amounts of goodwill, other intangible assets and other long-lived assets could result in future impairment charges.

•	Unforeseen inventory adjustments or changes in purchasing patterns. We make purchasing decisions based upon a number of factors including an assessment of market needs and preferences, manufacturing lead times and cash flow considerations. To the extent that our assumptions result in inventory levels being too high or too low, there could be a material adverse effect on our business, results of operations or financial position.

•	Market acceptance of products. There can be no assurance that the market continues its acceptance of the products we introduced in recent years or will accept new products (including the introduction of products into new geographic markets) introduced or scheduled for introduction in 2017. There can also be no assurance that the level of sales generated from these new products or geographic markets relative to our expectations will materialize.

•	Competition. The markets in which we sell our products are highly competitive on the basis of price, quality, availability, post-sale service and brand-name awareness. A number of competing companies are well-established manufacturers that compete on a global basis.

•	Price reductions. Price reductions taken by us in response to customer and competitive pressures, as well as price reductions or promotional actions taken in order to drive demand, could have a material adverse effect on our business, results of operations or financial position.

•	Interest rates. Interest rate fluctuations and other capital market conditions could have a material adverse effect on our business, results of operations or financial position.

•	Litigation and insurance. The effects of litigation and product liability exposure, as well as other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission and our public announcements could have a material adverse effect on our business, results of operations or financial position. Further, while we maintain insurance policies to protect against most potential exposures, events may arise against which we may not be adequately insured.

•	Retention of key personnel. Our success depends to a significant extent upon the abilities and efforts of our key personnel. The loss of the services of any of our key personnel or our inability to attract and retain qualified personnel in the future could have a material adverse effect on our business, results of operations or financial position.

•	Acquisition of businesses. Part of our business strategy is to opportunistically acquire complementary businesses, which involve risks that could have a material adverse effect on our business, financial condition and results of operations. These risks include:

•	Loss or significant decline in the revenue of customers of the acquired businesses;
•	Inability to integrate successfully the acquired businesses’ operations;
•	Inability to coordinate management and integrate and retain employees of the acquired businesses;
•	Difficulties in implementing and maintaining consistent standards, controls, procedures, policies and information systems;
•	Failure to realize anticipated synergies, economies of scale or other anticipated benefits, or to maintain operating margins;
•	Strain on our personnel, systems and resources, and diversion of attention from other priorities;
•	Incurrence of additional debt and related interest expense;
•	Unforeseen or contingent liabilities of the acquired businesses; and
•	Large write-offs or write-downs, or the impairment of goodwill or other intangible assets.

•	Regulatory environment. We cannot anticipate the impact of changes in laws and regulations, including changes in accounting standards, taxation requirements, including tax rate changes, new tax laws and revised tax law interpretations, and environmental laws, in both domestic and foreign jurisdictions. Increased legislative and regulatory activity and burdens, and a more stringent manner in which they are applied, could significantly impact our business and the economy as a whole.

•	The threat of terrorism and related political instability and economic uncertainty. The threat of potential terrorist attacks on the United States and throughout the world and political instability has created an atmosphere of economic uncertainty in the United States and in foreign markets. Our results may be impacted by the macroeconomic effects of those events. Also, a disruption in our supply chain as a result of terrorist attacks or the threat thereof may significantly affect our business and its prospects. In addition, such events may also result in heightened domestic security and higher costs for importing and exporting shipments of components and finished goods. Any of these occurrences may have a material adverse effect on our financial position, cash flow or results in any reporting period.

•	Information technology system failures and attacks could harm our business. Our business is dependent on the efficient functioning of our information technology systems and operations, which are vulnerable to damage or interruption from such factors as fires, natural disasters, telecommunications failures, computer viruses and worms, hacking, software defects, as well as human error. Despite our precautions, problems could result in interruptions in services and materially and adversely affect our business, financial condition and results of operations.

•	Unforeseen events. We cannot anticipate the impact of unforeseen events, including but not limited to war and pandemic disease, on economic conditions and consumer confidence in our business.

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

Hy-Tech owns a 51,000 square foot plant facility located in Cranberry Township, Pennsylvania and leases a 13,200 square foot facility located in Punxsutawney, Pennsylvania, which expires in 2021 and does not have a renewal clause.

 Each facility described above either provides adequate space for the operations of the respective subsidiary for the foreseeable future or can be modified or expanded to provide some additional space.

 The two owned properties described above are subject to mortgages and therefore pledged as collateral against the Company’s credit facility, which is discussed further in Management’s Discussion and Analysis – Liquidity and Capital Resources and Notes to Consolidated Financial Statements.

The Company’s executive office of approximately 5,000 square feet is located in an office building in Melville, New York and is leased from a non-affiliated landlord. This lease expires in 2018, the Company can, at its option, terminate giving twelve months written notice.

In November 2016, Countrywide sold the 56,250 square foot facility located in Tampa, Florida in which Nationwide conducted its business, until it was sold in February 2016. See Note 2 to Consolidated Financial Statements for further discussion.

ITEM 3.  Legal Proceedings

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. While the results of proceedings cannot be predicted with certainty, the Company believes that the final outcome of these proceedings will not have a material adverse effect on the Company’s business, financial condition, or results of operations.

ITEM 4.  Mine Safety Disclosures

None.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common Stock trades on the Nasdaq Global Market under the symbol PFIN. The range of the high and low closing sales prices for our Class A Common Stock during the last two years were as follows:

2016	High	Low
First Quarter	$11.62	$7.80
Second Quarter	10.15	8.29
Third Quarter	9.39	7.70
Fourth Quarter	8.69	6.75

2015	High	Low
First Quarter	$8.09	$6.83
Second Quarter	8.95	6.35
Third Quarter	11.18	8.45
Fourth Quarter	10.50	8.15

As of March 20, 2017, there were approximately 800 holders of record of our Class A Common Stock and the closing sale price of our stock as reported by the Nasdaq Global Market was $8.28.

From our incorporation in 1963 through December 31, 2015, we declared no cash dividends on our Class A Common Stock. On March 8, 2016, the Company’s Board of Directors announced that it declared a special, one-time cash dividend of $0.50 per share payable on April 4, 2016, to stockholders of record at the close of business on March 21, 2016. The total amount of this special dividend payment was approximately $1,800,000 based on the then current number of shares outstanding. Further, the Company’s Board of Directors also announced that it approved the initiation of a dividend policy under which the Company intends to declare a cash dividend to its stockholders in the amount of $0.20 per share per annum, payable in equal quarterly installments. In conjunction therewith, during 2016, the Company’s Board of Directors declared quarterly cash dividends of $0.05 per share to stockholders of record at the close of business on March 31, 2016, July 18, 2016, and October 28, 2016.

The Company continues to maintain the dividend policy; however, the declaration of dividends under this policy going forward is dependent upon the Company’s financial condition, results of operations, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

On the Closing Date, the Company and the President of Nationwide, entered into a purchase agreement pursuant to which, among other things, the Company acquired 30,000 shares of the Company’s Class A Common Stock at the aggregate purchase price of $254,940 and options to acquire 6,667 shares of the Company’s Common Stock at an aggregate price of $16,597.

ITEM 6.  Selected Financial Data

Not required.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT OVERVIEW

Overview

During 2016, our results of operations were impacted by a number of factors, some of which were:

•	the sale of Nationwide effective February 11, 2016, for approximately $22.2 million;

•	an impairment charge of $9.6 million on Hy-Tech’s goodwill and other intangible assets, resulting primarily from the on-going downturn in the oil and gas exploration and extraction sector;

•	the on-going slow-down in oil and gas exploration and extraction, which continues to negatively impact our Tools segment;

•	a decision by a Major customer of Hy-Tech to begin to manufacture internally certain air tools that were formerly manufactured by Hy-Tech contributed to the reduction in Hy-Tech’s total revenue;

•	a significant reduction in orders from another major customer of Hy-Tech;

•	a write-down of inventory at Hy-Tech of approximately $1 million due to weak demand, and;

•	the sale of the real property in Tampa, Florida in November 2016 for approximately $3.75 million.

KEY INDICATORS

Economic Measures

Much of our business is driven by the ebbs and flows of the general economic conditions in both the United States and, to a lesser extent, abroad.  Additionally, we track the number of drilling rigs, particularly those located in the Gulf of Mexico. Currently, we focus on a wide array of customer types including, but not limited to large retailers, automotive related customers, aerospace, and other resellers of pneumatic tools and parts.

A key economic measure relevant to us is the cost of the raw materials in our products. Key materials include metals, especially various types of steel and aluminum. Also important is the value of the (USD) in relation to the (TWD), as we purchase a significant portion of our products from Taiwan. Purchases from Chinese sources are made in USDs. However, if the RMB, were to be revalued against the USD, there could be a significant negative impact on the cost of our products. As the result of the UAT acquisition, we closely monitor the fluctuation in the Great British Pound (“GBP”) to the USD, and the GBP to TWD, both of which can have an impact on the consolidated results.

The cost and availability of a quality labor pool in the countries where products and components are manufactured, both overseas as well as in the United States, could materially affect our overall results.

Operating Measures

Key operating measures we use to manage our businesses are: orders; shipments; development of new products; customer retention; inventory levels and productivity. These measures are recorded and monitored at various intervals, including daily, weekly and monthly. To the extent these measures are relevant they are discussed in the detailed sections below for each operating segment.

Financial Measures

Key financial measures we use to evaluate the results of our businesses include: various revenue metrics; gross margin; selling, general and administrative expenses; earnings before interest taxes, depreciation and amortization (“EBITDA”); operating cash flows; return on sales; return on assets; days sales outstanding and inventory turns. These measures are reviewed at monthly, quarterly and annual intervals and are compared to historical periods as well as established objectives. To the extent that these measures are relevant, they are discussed in the detailed sections below for each business.

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery, which occurs either upon shipment by us or upon receipt by customers at the location specified in the terms of sale, or title has passed to our customer or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured. We sell our goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods. Other than standard product warranty provisions, our sales arrangements provide for no other post-shipment obligations. We do offer rebates and other sales incentives, promotional allowances or discounts, from time to time and for certain customers, typically related to customer purchase volume, all of which are fixed or determinable and are classified as a reduction of revenue and recorded at the time of sale. We periodically evaluate whether an allowance for sales returns is necessary. Historically, we have experienced minimal sales returns. If we believe there are material potential sales returns, we would provide the necessary provision against sales.

See Note 1 to our Consolidated Financial Statements for discussion on Topic 606 – Revenue Recognition.

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

We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. We also may record as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and our assessment of the general financial conditions affecting our customer base. If actual collection experience changes, revisions to the allowance may be required. We have a limited number of customers with individually large amounts due at any given consolidated balance sheet date. Any unanticipated change in the creditworthiness of any of these customers could have a material effect on our results of operations in the period in which such changes or events occur. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. Based on the information available, we believe that our allowance for doubtful accounts as of December 31, 2016 and 2015 were adequate. However, actual write-offs in future periods could exceed the recorded allowance.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method or the weighted average method. Inventory, which includes materials, labor, and manufacturing overhead costs, is recorded net of an allowance for obsolete or slow moving inventory (“OSMI”), as well as unmarketable inventory. Such allowance is based upon historical experience and management’s understanding of market conditions and forecasts of future product demand. Specifically, at Florida Pneumatic we generally place a 100% reserve on inventory that has not had any sales or usage in more than two years. Hy-Tech’s methodology is primarily based on inventory turns, with inventory items that turn less frequently, receiving a greater allowance. Changes in our OSMI impact the Company’s cost of goods sold, gross profit and net earnings.

Goodwill and Indefinite-Lived Intangible Assets

In accordance and compliance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), we test goodwill for impairment on an annual basis as of the last day in November or more frequently if we believe indicators of impairment might exist. Goodwill is tested at a level of reporting referred to as "the reporting unit." The Company's reporting units are Hy-Tech and Florida Pneumatic. We have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The first step used to identify potential impairment compares the calculated fair value of a reporting unit with its carrying amount. If the carrying amount of the reporting unit is less than its fair value, no impairment exists and the second step is not performed. If the carrying amount of a reporting unit exceeds its fair value, the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for the excess. The Company also tests indefinite-lived intangible assets, consisting of acquired trade names, for impairment at least annually as of the last day of November. The evaluation of goodwill and indefinite-lived intangible assets requires that management prepare estimates of future operating results for each of the operating units. These estimates are made with respect to future business conditions and estimated expected future cash flows to determine estimated fair value. However, if, in the future, key drivers in our assumptions or estimates such as (i) a material decline in general economic conditions; (ii) competitive pressures on our revenue, or our ability to maintain margins; (iii) significant price increases from our vendors that cannot be passed through to our customers; and (iv) breakdowns in supply chain, or other possible factors beyond our control occur, an impairment charge against our intangible assets may be required.

Impairment of Long-Lived Assets

We review long-lived assets, including property, plant, and equipment and identifiable intangible assets, for impairment whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference.

Factors which may cause an impairment of long-lived assets include significant changes in the manner of use of these assets, negative industry or market trends, a significant underperformance relative to historical or projected future operating results, or a likely sale or disposal of the asset before the end of its estimated useful life. If any of these factors exist, we are required to test the long-lived asset for recoverability and may be required to recognize an impairment charge for all or a portion of the asset's carrying value.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while other positions are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as income taxes in the consolidated statements of income and comprehensive income.

RESULTS OF OPERATIONS

2016 compared to 2015

Continuing operations

Unless otherwise discussed elsewhere in the Management’s Discussion and Analysis, we believe that our relationships with our key customers and suppliers, given current economic conditions, remain satisfactory. We believe economic uncertainty, both domestically and abroad, continue to impact the overall U.S. general economy. Further, we also believe that the domestic and global oil and gas exploration and extraction markets continue to be adversely impacted by these uncertainties and other factors, all of which continue to negatively affect certain markets that both Hy-Tech, and to a lesser degree, Florida Pneumatic service. Additionally, we continue to encounter weakness in other markets that Hy-Tech serves, such as power generation and construction. Lastly, it should be noted that Hy-Tech is encountering growing pressure from Asian–sourced pneumatic tools.

Other than the aforementioned, or matters discussed in more detail below, there were no major trends or uncertainties that had, or we could reasonably expect could have, a material impact on our revenue, nor was there any unusual or infrequent event, transaction or any significant economic change that materially affected our results of operations.

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

REVENUE

The tables set forth below provide an analysis of our revenue for the three months and years ended December 31, 2016 and 2015.

Consolidated

	Three months ended December 31,
	2016	2015	Variance	Variance
			$	%
Tools
Florida Pneumatic	$10,012,000	$10,090,000	$(78,000)	(0.8)%
Hy-Tech	2,495,000	3,681,000	(1,186,000)	(32.2)
Tools Total	$12,507,000	$13,771,000	$(1,264,000)	(9.2)%

	Year ended December 31,
	2016	2015	Variance	Variance
			$	%
Tools
Florida Pneumatic	$45,282,000	$44,076,000	$1,206,000	2.7%
Hy-Tech	11,994,000	16,236,000	(4,242,000)	(26.1)
Tools Total	$57,276,000	$60,312,000	$(3,036,000)	(5.0)%

Florida Pneumatic

Florida Pneumatic markets its air tool products to three primary sectors within the pneumatic tool market; Retail, Industrial/catalog and the Automotive market. It also generates revenue from its Berkley products line, as well as a line of air filters and other OEM parts (“Other”).

	Three months ended December 31,
	2016		2015		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Retail customers	$5,435,000	54.3%	$4,865,000	48.2%	$570,000	11.7%
Automotive	3,240,000	32.4	3,682,000	36.5	(442,000)	(12.0)
Industrial/catalog	1,093,000	10.9	1,325,000	13.1	(232,000)	(17.5)
Other	244,000	2.4	218,000	2.2	26,000	11.9
Total	$10,012,000	100.0%	$10,090,000	100.0%	$(78,000)	(0.8)%

	Year Ended December 31,
	2016		2015		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Retail customers	$24,847,000	54.9%	$24,217,000	54.9%	$630,000	2.6%
Automotive	14,576,000	32.2	12,805,000	29.1	1,771,000	13.8
Industrial/catalog	4,936,000	10.9	6,000,000	13.6	(1,064,000)	(17.7)
Other	923,000	2.0	1,054,000	2.4	(131,000)	(12.4)
Total	$45,282,000	100.0%	$44,076,000	100.0%	$1,206,000	2.7%

A primary factor for the increase in Florida Pneumatic’s Retail revenue this quarter, compared to the fourth quarter of 2015, was a delay in receiving certain orders from Sears during the third quarter of 2016, which were received and fulfilled in the fourth quarter of 2016. Revenue attributable to The Home Depot improved approximately 1%, when comparing the fourth quarter of 2016 to 2015. The cause of the decline in Automotive revenue this quarter, compared to the same period in 2015, was primarily due to two AIRCAT major customers/distributors during the fourth quarter putting in place an internal inventory reduction plan, and a decline in revenue at our UAT subsidiary located in the United Kingdom. A portion of UAT’s revenue is derived from the sale of pneumatic air tools to customers that are located in the North Sea region of Scotland, and whose businesses are primarily in the oil and gas sector. This region continues to feel the effects of the ongoing weakness in global oil and gas exploration. Lastly as relates to UAT, we are currently in the process of developing a marketing strategy that we believe should enable UAT to expand its presence into other Western European countries; however, no specific timetable has been established for the launch of this program. We continue to encounter weaknesses in the Industrial/catalog market, with the decline this quarter compared to the same period a year ago, occurring most notably in the aerospace and oil and gas exploration/production channels. Additionally, during the fourth quarter of 2015, we shipped special orders of approximately $124,000, while only shipping $43,000 during the fourth quarter of 2016.

When comparing Florida Pneumatic’s full-year 2016 revenue to 2015, the most significant factor contributing to the increase is the growth in its Automotive tools product line, which increased 13.8% over the prior year. This increase was primarily driven by new and improved tools, as well as an expanded customer base. The average exchange rate after Brexit was 10.9% lower than the average exchange rate before Brexit. This decline effectively increased the price of all imported products into the UK, which in turn created a slowdown in consumer spending. It is difficult to ascertain the impact on UAT’s revenue as a result of Brexit, however we believe that when UAT’s second half of 2016 revenue was converted to USD, lost revenue during 2016 was approximately $154,000. Florida Pneumatic’s Retail revenue improved when comparing full-year 2016 to 2015, due to higher sales from Sears in 2016, with 2016 revenue from The Home Depot effectively flat to that reported in 2015. The aforementioned increases were partially offset by the decline in revenue of its Industrial/catalog lines where the on-going oil and gas exploration and extraction, particularly in the Gulf of Mexico region, slowdown continues. Additionally, during 2015, we shipped approximately $767,000 of special orders, while shipping only $454,000 during 2016, which contributed to the decline in our Industrial/catalog revenue.

We have elected not to renew our supply agreement with Sears, which will expire on September 30, 2017. While Sears remains at or close to complying with its payment terms to Florida Pneumatic, this difficult decision was based on a number of factors including Sears’ continuing financial difficulties, the sale of the Craftsman brand to Stanley Black & Decker and our level of working capital exposure in relation to our return on that investment with Sears. It is anticipated that our Sears inventory exposure should be eliminated by September 30, 2017 and that all accounts receivable should be collected by December 2017. However, at the present time, there can be no assurance that events may occur that would prevent our recovery of our working capital exposure.

Hy-Tech

Hy-Tech focuses primarily on the industrial sector of the pneumatic tools market.  Hy-Tech manufactures and markets its own value-added line of air tools and parts, including the ATSCO product line, as well as distributes a complementary line of sockets, which in the aggregate are referred to as “ATP”. Hy-Tech Machine also manufactures non-pneumatic products primarily marketed to the mining, construction and industrial manufacturing sectors. Hy-Tech Machine data below also includes sales of gears, and hydraulic stoppers.

	Three months ended December 31,
	2016		2015		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
ATP	$2,188,000	87.7%	$3,310,000	89.9%	$(1,122,000)	(33.9)%
Hy-Tech Machine	307,000	12.3	371,000	10.1	(64,000)	(17.3)
Total	$2,495,000	100.0%	$3,681,000	100.0%	$(1,186,000)	(32.2)%

	Year Ended December 31,
	2016		2015		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
ATP	$10,598,000	88.4%	$13,990,000	86.2%	$(3,392,000)	(24.2)%
Hy-Tech Machine	1,396,000	11.6	2,246,000	13.8	(850,000)	(37.8)
Total	$11,994,000	100.0%	$16,236,000	100.0%	$(4,242,000)	(26.1)%

There are three primary factors that contributed to the decline in this year’s ATP fourth quarter revenue, compared to the same period a year ago. These factors are:

•	Approximately $684,000 of the decline this quarter of ATP revenue is due to a large customer that was acquired in the ATSCO acquisition dramatically reducing its purchases. We believe this decline in orders from this customer is due primarily to excess inventory they acquired in 2015, and a slow recovery of the oil and gas exploration sector, which is its most significant sector.
•	The decision by a former major customer of Hy-Tech to source internally, certain impact wrenches and other products that it had formerly purchased from Hy-Tech. This action contributed to $309,000 of the decline in ATP revenue. We continue to sell to this customer; however the loss of the impact wrenches has negatively impacted gross margin as well as revenue.
•	Lower current pricing of domestic oil and gas compared to prior years continues to negatively impact ATP product revenue. Additionally, Hy-Tech is encountering pricing competition from Asian-sourced parts and tools. As a result, revenue from the sale of ATP parts and tools, as well as from the complimentary line of sockets, has declined approximately $130,000 this quarter, compared to the same period in 2015. We believe that should the oil and gas sector remain at or near current levels of exploration and extraction, it is likely that future periods may not reflect an increase over comparable prior periods for some time, even if trending upwards, chronologically. According to Baker Hughes Incorporated, the total United States rig count has increased to 658 as of December 30, 2016, from 522 as of September 30, 2016. However, a significant portion of Hy-Tech’s oil and gas sector revenue is driven by activity from rigs that operate off-shore, primarily in the Gulf of Mexico, where the rig count has remained relatively constant during the fourth quarter of 2016, ranging from 21 rigs to 24 rigs, whereas during the same period in 2015 the rig count in the Gulf of Mexico ranged from 23 to 34. Additionally, we believe that there has not been a meaningful increase or growth in the number of “turn-arounds” or plant maintenance activities, which tend to require the tools and parts that Hy-Tech manufactures and sells. Until such time as when major plant turn-arounds increase, and related activity levels return to recent historic levels, it is difficult to predict when this sector of the ATP category will improve. To combat this decline in revenue, in early 2016 we began to pursue alternate markets where we can exploit our manufacturing expertise, and develop different applications for our tools, motors and accessories. We believe the development of this new marketing strategy should provide Hy-Tech the ability to generate revenue from new markets in the foreseeable future that should complement its current markets such as oil and gas extraction and power generation. Revenue from new sources during the fourth quarter of 2016 was approximately $173,000, and is included in the ATP grouping.

When analyzing Hy-Tech’s full year 2016 revenue compared to full year 2015, the primary causes were consistent with those occurring during the fourth quarter, namely:

•	The decline throughout 2016 in shipments to a large ATSCO customer accounted for more than $1,204,000 of the shortfall in ATP revenue. We believe this decline in orders from this customer is due primarily to excess inventory they acquired in 2015, and a slow recovery of the oil and gas exploration sector, which is its most significant sector.
•	The decision by a former major customer to replace most of the products previously manufactured by Hy-Tech with products manufactured internally. This decision resulted in a decline in 2016 ATP revenue of approximately $950,000, compared to the prior year.
•	Revenue from ATP parts, tools and motors, as well as from the complimentary line of sockets, declined approximately $1,239,000 this year, compared to 2015. As noted above, Hy-Tech began recognizing revenue from its initiative to market its products and to new alternate markets. Revenue from these new sources during 2016 was approximately $274,000, and is included in the ATP grouping.

GROSS MARGIN

	Three months ended December 31,		Increase (decrease)
	2016	2015	Amount		%
Florida Pneumatic	$3,604,000	$3,616,000	$(12,000)		(0.3)%
As percent of respective revenue	36.0%	35.8%	0.2	% pts
Hy-Tech	$301,000	$1,106,000	$(805,000)		(72.8)
As percent of respective revenue	12.1%	30.0%	(17.9	)% pts
Total Tools	$3,905,000	$4,722,000	$(817,000)		(17.3)
As percent of respective revenue	31.2%	34.3%	(3.1	)% pts

	Year Ended December 31,		Increase (decrease)
	2016	2015	Amount		%
Florida Pneumatic	$16,674,000	$15,675,000	$999,000		6.4%
As percent of respective revenue	36.8%	35.6%	1.2	% pts
Hy-Tech	$2,257,000	$6,007,000	$(3,750,000)		(62.4)
As percent of respective revenue	18.8%	37.0%	(18.2	)% pts
Total Tools	$18,931,000	$21,682,000	$(2,751,000)		(12.7)
As percent of respective revenue	33.1%	35.9%	(2.8	)% pts

Florida Pneumatic’s Gross margin for the fourth quarter 2016 was essentially the same as the fourth quarter of 2015, improving 0.2 percentage point, or twenty basis points. We determine fair value of Hy-Tech’s inventory based on turnover ratio. Primarily the result of weak market conditions in key sectors serviced by Hy-Tech, such as oil and gas exploration and extraction and power generation, we determined that it was necessary to lower the carrying value of certain components of its inventory. This additional increase in Hy-Tech’s obsolete and slow moving inventory (“OSMI”) allowance this quarter of approximately $257,000 negatively impacted its fourth quarter of 2016’s gross profit and gross margins. Further, Hy-Tech’s gross margin this quarter is lower, compared to the same period in 2015, due in part to lower overhead absorption, which was due primarily to lower manufacturing activity, driven by the ongoing weakness in several key sectors as well as reduction in activity with key customers.

The primary factors contributing to the increase in Florida Pneumatic’s gross margin for 2016, compared to 2015, include more favorable product mix, favorable foreign currency exchange rates, improved overhead absorption and slightly lower cost of product. Hy-Tech’s gross margin during 2016 has been adversely affected by the effects of the ongoing weakness in several of the sectors in which it markets its products and services such as the oil and gas sector, power generation and manufacturing, sectors critical to Hy-Tech’s revenue. This on-going weakness has caused Hy-Tech to significantly increase its OSMI. The additional increase in Hy-Tech’s OSMI during 2016 was $1,001,000. Additionally, contributing to the decline of Hy-Tech’s 2016 gross margin was the fact that during 2016 Hy-Tech manufactured and sold an extremely low gross margin product line to a key customer it acquired in the ATSCO acquisition. We do not intend to continue to manufacture this product line; however, it is likely there will be a residual effect on gross margin in 2017, as Hy-Tech sells its remaining related inventory. Lastly, until such time when the markets that Hy-Tech services improves, and associated revenue strengthens, it is possible that Hy-Tech could encounter additional OSMI charges.

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

During the fourth quarter of 2016, our SG&A was $4,522,000, compared to $4,323,000 during the same three-month period in 2015. Significant items contributing to this increase include: (i) variable costs and expenses, which include such things as commissions, warranty costs, freight out and advertising/promotional fees, increased by $118,000 during the fourth quarter of 2016, compared to the same period in the prior year, driven primarily by the increase in our AIRCAT sales, and (ii) compensation, which is comprised of base salaries and wages, accrued performance-based bonus incentives, associated payroll taxes and employee benefits increased $244,000, when comparing the fourth quarter of 2016 to the same period in the prior year. During the fourth quarter of 2016, cash compensation paid to employees was relatively unchanged compared to the same period in the prior year. However, in connection with our reporting of the sale of Nationwide, we allocated a portion of our corporate overhead, which was attributable to Nationwide being accounted for as Discontinued operations, thus resulting in a lower expense in the fourth quarter of 2015. Partially offsetting the above increases was a reduction in amortization expense of $96,000, due primarily to the impairment of certain Hy-Tech intangible assets, lower professional fees and stock-based compensation of $21,000 and $12,000, respectively.

Our SG&A incurred for the full year 2016 was $19,610,000, compared to $19,157,000 incurred during the full-year 2015. For the year ended December 31, 2016, total variable costs and expenses increased over the prior year by $503,000. Variable costs include such expenses as advertising, freight-out, commissions and warranty. This increase was driven primarily by the $1,771,000 increase in Automotive sales, and to a lesser degree the $630,000 increase in Retail revenue. Additionally, compensation costs, as defined earlier, increased $321,000. Actual total compensation paid to employees was essentially unchanged from the prior period. However, $403,000 of 2015 total compensation costs was allocated to discontinued operations related to the sale of Nationwide. In 2016, we owned Nationwide for approximately a month and a half, and did not allocate any of the same compensation items. The above increases in our SG&A were partially offset by reductions in our amortization of intangible assets of $222,000 due primarily to the impairment charges recorded during the second and fourth quarter of this year, professional fees of $96,000, and stock-based compensation of $57,000.

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

During our annual testing for impairment of our goodwill and other intangible assets, we determined that, primarily the result of further degradation in Hy-Tech’s revenue, which in turn produced lower results of operations than had been previously re-forecast in May 2016, Hy-Tech’s goodwill and other intangibles were impaired. The unforeseen further decline in their revenue began in October 2016 and continues into 2017. As a result, we re-examined Hy-Tech’s projections and determined that it would not have the ability to generate sufficient discounted future cash flows to support the recorded amounts of goodwill and other intangible assets, thus necessitating an impairment charge. As a result, in accordance with current accounting literature, we recorded an impairment charge of $880,000 relating to goodwill and $390,000 to other intangible assets. We believe that while we continue to make positive modifications within Hy-Tech, which includes among other actions, changes in personnel and “go-to-market” strategies, should market conditions in the sectors in which Hy-Tech operates worsen, we could incur additional impairment charges in future periods.  See Note 6 to our consolidated financial statements for further discussion.

GAIN ON SALE OF REAL PROPERTY

Effective November 1, 2016, we completed a transaction in which we sold real property, located in Tampa, Florida, for $3.75 million, resulting in a gain of approximately $1.7 million. This property is the headquarters of Nationwide, which we sold February 11, 2016. After deducting fees and expenses, we received approximately $3.5 million cash, which was used to pay down bank borrowings, with the balance remaining in a cash account.

OTHER INCOME - NET

The table below provides an analysis of our Other income-net from continuing operations for the three months and years ended December 31, 2016 and 2015:

	Three months ended December 31,		Year ended December 31,
	2016	2015	2016	2015
Lease income-net	$25,000	$38,000	$100,000	$146,000
Fair value adjustment to contingent consideration - UAT	—	—	—	126,000
Total	$25,000	$38,000	$100,000	$272,000

Lease income-net is income net of related expenses incurred in connection with the lease discussed in Gain on Sale of Real Property, above and in Note 2 to our Consolidated Financial Statements. The fair value adjustment to contingent consideration – UAT reflects the adjustments relating to the carrying value of the additional consideration due to the sellers of UAT settled in 2015.

INTEREST EXPENSE

	Three months ended December 31,		Increase (Decrease)
Interest expense attributable to:	2016	2015	Amount	%
Short-term borrowings	$4,000	$—	$4,000	NA %
Term loans, including Capital Expenditure Term Loans	3,000	2,000	1,000	50.0
Amortization expense of debt issue costs	10,000	28,000	(18,000)	(64.3)

Total	$17,000	$30,000	$(13,000)	(43.3)%

	Year Ended December 31,		Increase (Decrease)
Interest expense attributable to:	2016	2015	Amount	%
Short-term borrowings	$45,000	$—	$45,000	NA	%
Term loans, including Capital Expenditure Term Loans	8,000	5,000	3,000	60.0
Amortization expense of debt issue costs	128,000	111,000	17,000	15.3

Total	$181,000	$116,000	$65,000	56.0%

We received approximately $18.7 million cash from the sale of Nationwide, which eliminated our revolving loan balance and greatly reduced our term loans. In accordance with current accounting guidance we have included the short-term interest expense incurred in connection with the bank borrowings, and term loan interest expense incurred during the three months and year ended December 31, 2015 of $120,000 and $600,000, respectively, and for the period January 1, 2016 through the Closing Date of $60,000, which was the effective date of sale of Nationwide, in Discontinued operations. Additionally, we wrote down the debt issue costs associated with the repayment of those term loans. Further, $128,000 is included in amortization expense of debt issue costs in our interest expense for the full year ended December 31, 2016. See Notes 2 and 7 to our Consolidated Financial Statements for further discussion on the sale of Nationwide and the Amendment to our Credit Agreement. See Liquidity and Capital Resources elsewhere in this Management’s Discussion and Analysis section for further information regarding our bank loans.

Primarily the result of the cash received from the sale of Nationwide and cash received from the sale of the real property in Tampa, Florida, our average balance of short-term borrowings during the three-month period ended December 31, 2016 was $685,000, significantly lower than $10,883,000, which was the average during the three-month period ended December 31, 2015. The average balance of our short-term borrowings during the year ended December 31, 2016 was $2,862,000, compared to $13,818,000 during the year of 2015.

See Liquidity and Capital Resources elsewhere in this Management’s Discussion and Analysis section for further information regarding our bank loans.

INCOME TAX EXPENSE

The effective tax rates from continuing operations for the years ended December 31, 2016 and 2015 were (34.2%) and 30.8%, respectively.  Primary factors affecting our 2016 effective tax rate were nondeductible expenses and state income taxes. The primary factors affecting the 2015 effective tax rate were nondeductible expenses, reversal of liability for contingent purchase price, and state income taxes. See Note 10 – Income Taxes, to Consolidated Financial Statements for further discussion and analysis.

DISCONTINUED OPERATIONS

Net income from Discontinued Operations as reported on our Consolidated Financial Statements represents Nationwide’s results of operations for the period January 1, 2016 through the Closing Date, and for the twelve months ended December 31, 2015. The SG&A incurred during the period January 1, 2016 through the Closing Date, includes that of Nationwide plus $19,000 of expenses incurred at the corporate level that is specifically attributable to Nationwide. Nationwide’s SG&A for the three months and year ended December 31, 2015, includes all of Nationwide plus approximately $163,000 and $461,000, respectively, of corporate expenses directly attributable to Nationwide. Further, in accordance with current accounting guidance, we have included, as part of discontinued operations, all interest expense incurred attributable to our Bank borrowings during the year ended December 31, 2015, and for the period January 1, 2016 through the Closing Date.

We recognized a gain of $12,512,000 on the sale of Nationwide which represents the difference between the adjusted net purchase price and the carrying book value of Nationwide. For income tax purposes, our tax basis in Nationwide was greater than the net proceeds resulting in a tax loss and thus recorded a tax benefit of $482,000. This tax loss can only be applied against future capital gain transactions. In November 2016, Countrywide completed the sale of the Tampa, Florida real property, which, for tax purposes is treated as a capital gain transaction and utilized the $482,000 tax benefit generated from the sale of Nationwide. See Note 2 in our Consolidated Financial Statements for further discussion.

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

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	December 31,
	2016	2015
Working capital	$28,373,000	$21,023,000
Current ratio	5.60 to 1	2.19 to 1
Shareholders’ equity	$47,590,000	$43,642,000

Credit Facility

In October 2010, we entered into a Loan and Security Agreement (“Credit Agreement”) with an affiliate of Capital One, National Association (“Capital One”, or the “Bank”). The Credit Agreement, among other things, provides the ability to borrow funds under the Revolver arrangement. Revolver borrowings at December 31, 2016 are secured by the Company’s accounts receivable, inventory, equipment and mortgages on real property located in Cranberry, PA and Jupiter, FL (“Real Property”). P&F and certain of its subsidiaries are borrowers under the Credit Agreement, and their obligations are cross-guaranteed by certain other subsidiaries.

At our option, Revolver borrowings bear interest at either LIBOR (“London InterBank Offered Rate”) or the Base Rate, as the term is defined in the Credit Agreement, plus an Applicable Margin, as defined in the Credit Agreement. We are subject to limitations on the number of LIBOR borrowings.

In August 2014, we entered into an Amended and Restated Loan and Security Agreement (the “Restated Loan Agreement”) with Capital One. The Restated Loan Agreement, among other things, amended the Credit Agreement by: (1) increasing the total amount of the credit facility from $29,423,000 to $33,657,000, (2) increasing the Revolver from $20,000,000 to $22,000,000, (3) creating a new Term Loan, as defined in the Restated Loan Agreement (“Term Loan B”), and (4) re-designating as “Term Loan A”, the previously existing outstanding Term Loan, which relates primarily to the Company’s Real Property. In addition, the Restated Loan Agreement also reset certain financial covenants.

Contemporaneously with the sale of Nationwide in February 2016, we entered into the Consent and Second Amendment to the Restated Loan Agreement (the “Amendment”) with Capital One. The Amendment, among other things; provided the Bank’s consent to the transactions contained in the Stock Purchase Agreement and the repurchase of certain shares and options discussed in Note 2 and 8 to the Consolidated Financial Statements, and amended the Restated Loan Agreement by: (a) reducing the aggregate Commitment (as defined in the Restated Loan Agreement) to $11,600,000; (b) reducing the Term Loan A to $100,000; (c) reducing the Revolver Commitment to $10,000,000 (less the new Term Loan A balance of $100,000); (d) reducing the Capex Loan Commitment to $1,600,000; (e) modifying certain financial covenants, (f) lowering interest rate margins and fee obligations; and (g) extending the expiration of the Credit Agreement to February 11, 2019. Additionally, the bank released the mortgage on our Tampa, FL Real Property. We believe that despite the reduction in the overall facility, our cash requirements to operate our business will be funded by operations and the Revolver. Further, we believe that should a need arise whereby the current credit facility is insufficient, we can borrow additional amounts against our Real Property or other assets.

The net funds provided by the sale of Nationwide of approximately $18.7 million were used to pay down the Revolver, the Cap-Ex loans and the Term Loan A; however, the Amendment provided for $100,000 to remain outstanding under the Term Loan A. Leaving this balance will simplify potential future increases to the term loan, should the Company require and should Capital One be willing to provide such funding.

Short–Term Borrowings

At December 31, 2016, the Company did not have any borrowings against its Revolver line, whereas at December 31, 2015, it had borrowings of $9,623,000. Applicable Margin rates at December 31, 2016 for LIBOR and Base Rates were 1.50% and 0.50%, respectively, and at December 31, 2015, Applicable Margin Rates were 2.00% and 1.00%, respectively, for LIBOR and Base Rate.

	LIBOR	Base Rate
	%	%
Range of Applicable Margins added to Revolver borrowings during:
2016	1.50 points to 2.0 points	0.50 points to 1.00 points

2015	2.00 points to 2.50 points	1.00 points to 1.50 points

We purchase vehicles for use by our UAT salesforce. The current portion of the balance due on these loans applicable to these purchased vehicles was $13,000 at December 31, 2016 and $31,000 at December 31, 2015.

We provide to Capital One among other things, monthly financial statements, monthly borrowing base certificates and quarterly certificates of compliance with various financial covenants. We believe we are in compliance with all financial and non-financial covenants. As part of the Restated Loan Agreement, if an event of default occurs, the interest rate would increase by two percent per annum during the period of default, in addition to other remedies provided to Capital One.

At December 31, 2016, we had $9,836,000 of open order commitments, compared to $10,224,000 at December 31, 2015.

On March 8, 2016, our Board of Directors announced that it approved the initiation of a dividend policy under which we intend to declare a cash dividend to our stockholders in the amount of $0.20 per share per annum, payable in equal quarterly installments. Based upon the current number of shares of our Class A Common Stock outstanding at December 31, 2016, each quarterly cash dividend will require approximately $180,000. The Company continues to maintain the dividend policy; however, the declaration of dividends under this policy going forward is dependent upon the Company’s financial condition, results of operations, capital requirements and other factors deemed relevant by the Company’s board of directors.

Cash Flows

At December 31, 2016, cash used in operating activities for the year was $1,158,000, compared to cash provided by operating activities for the year ended December 31, 2015 of $6,573,000. At December 31, 2016, our net cash balance was $3,699,000, compared to $927,000 at December 31, 2015. As discussed above, with respect to daily cash flows, we operate under the terms and conditions of the Revolver. As a result, all domestic cash receipts are remitted to Capital One lock-boxes. At December 31, 2016, cash on hand consisted of a portion of the funds from the sale of the real property in Tampa, Florida, cash disbursements that have not yet cleared our operating accounts at Capital One, and funds residing in lock-boxes which have not yet been applied. As the result of the sale of Nationwide in February and the sale of the real property in Tampa, Florida and cash flows from operations, we were able to reduce our total bank debt to $100,000 at December 31, 2016 from $16,066,000 at December 31, 2015, which resulted in our total debt to total book capitalization (total debt divided by total debt plus equity), percentage falling to 0.2% at December 31, 2016 from 26.9% at December 31, 2015. We anticipate being able to generate cash from operations during 2017.

Capital spending during the year ended December 31, 2016 was $1,066,000, compared to $1,261,000 in 2015. Capital expenditures currently planned for 2017 is approximately $723,000, which we expect will be financed through our Restated Loan Agreement and with repayments being made through cash flows. The major portion of these planned capital expenditures will be for equipment and other capital requirements at Hy-Tech, with the balance for capital requirements, such as tooling, etc., required for new product development at Florida Pneumatic.

Customer concentration

At Florida Pneumatic we have two retail customers that at December 31, 2016 accounted for 14.2% and 39.3%, respectively, of our consolidated accounts receivable compared to 11.4% and 35.6%, at December 31, 2015. To date, these customers, with minor exceptions, are current in their payments. Further, these two customers accounted for 13.6% and 29.8%, respectively, of our 2016 consolidated revenue, compared to 11.7% and 28.5%, respectively, in 2015.

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

We are currently evaluating the impact of the adoption of ASU 2016-02, Leases, on its consolidated financial condition, results of operations and cash flows. Other than the aforementioned, we do not believe that any other recently issued, but not yet effective accounting standard, if adopted, will have a material effect on our consolidated financial statements.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not Required

ITEM 8.  Financial Statements and Supplementary Data

P&F INDUSTRIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of P&F Industries, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of P&F Industries, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for the years then ended. P&F Industries, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of P&F Industries, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP
Jericho, New York
March 29, 2017

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS
CURRENT ASSETS

Cash	$3,699,000	$927,000
Accounts receivable — net	7,906,000	8,477,000
Inventories	19,901,000	19,783,000
Prepaid expenses and other current assets	3,030,000	1,032,000
Assets of discontinued operations	—	8,435,000
TOTAL CURRENT ASSETS	34,536,000	38,654,000

PROPERTY AND EQUIPMENT
Land	1,150,000	1,550,000
Buildings and improvements	5,209,000	7,677,000
Machinery and equipment	19,401,000	18,736,000
	25,760,000	27,963,000
Less accumulated depreciation and amortization	18,671,000	18,491,000
NET PROPERTY AND EQUIPMENT	7,089,000	9,472,000

GOODWILL	3,897,000	10,154,000

OTHER INTANGIBLE ASSETS — net	6,606,000	11,098,000

DEFERRED INCOME TAXES — net	1,793,000	—

OTHER ASSETS — net	130,000	234,000

TOTAL ASSETS	$54,051,000	$69,612,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES

Short-term borrowings	$—	$9,623,000
Accounts payable	2,398,000	2,791,000
Accrued compensation and benefits	1,733,000	1,718,000
Accrued other liabilities	2,019,000	1,666,000
Current maturities of long-term debt	13,000	491,000
Liabilities of discontinued operations	—	1,342,000
TOTAL CURRENT LIABILITIES	6,163,000	17,631,000

Long-term debt, less current maturities	88,000	5,936,000
Deferred tax liabilities – net	—	2,175,000
Other liabilities	210,000	228,000

TOTAL LIABILITIES	6,461,000	25,970,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock:
Class A - $1 par; authorized - 7,000,000 shares; issued - 4,181,000 at December 31, 2016 and 4,170,000 at December 31, 2015	4,181,000	4,170,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	12,906,000	12,884,000
Retained earnings	36,061,000	31,495,000
Treasury stock, at cost - 584,000 shares at December 31, 2016 and 554,000 shares at December 31, 2015	(4,821,000)	(4,566,000)
Accumulated other comprehensive loss	(737,000)	(341,000)

TOTAL SHAREHOLDERS’ EQUITY	47,590,000	43,642,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$54,051,000	$69,612,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years ended December 31,
	2016	2015
Net revenue	$57,276,000	$60,312,000
Cost of sales	38,345,000	38,630,000
Gross profit	18,931,000	21,682,000
Selling, general and administrative expenses	19,610,000	19,157,000
Impairment of goodwill and other intangible assets	9,581,000	—
Operating (loss) income	(10,260,000)	2,525,000
Other income - net	100,000	272,000
Gain on sale of building	1,703,000	—
Interest expense	(181,000)	(116,000)
(Loss) income before income taxes	(8,638,000)	2,681,000
Income tax (benefit) expense	(2,955,000)	825,000
Net (loss) income from continuing operations	(5,683,000)	1,856,000

Discontinued operations (Note 2)

Net income from discontinued operations, net of tax of $38,000 and $1,001,000 for the years ended December 31, 2016 and 2015, respectively	72,000	1,688,000
Gain on sale of discontinued operations, net of tax benefit of $482,000	12,512,000	—
Net income from discontinued operations, net of tax	12,584,000	1,688,000
Net income	$6,901,000	$3,544,000

Basic (loss) earnings per share
Continuing operations	$(1.58)	$0.51
Discontinued operations	3.50	0.47
Net income	$1.92	$0.98

Diluted (loss) earnings per share
Continuing operations	$(1.58)	$0.49
Discontinued operations	3.50	0.45
Net income	$1.92	$0.94

Weighted average common shares outstanding:
Basic	3,598,000	3,607,000
Diluted	3,598,000	3,771,000

Net income	$6,901,000	$3,544,000
Other comprehensive loss - foreign currency translation adjustment	(396,000)	(113,000)
Total comprehensive income	$6,505,000	$3,431,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Class A Common Stock, $1 Par		Additional paid-in	Retained	Treasury stock		Accumulated other comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss

Balance, January 1, 2015	$39,991,000	4,139,000	$4,139,000	$12,695,000	$27,951,000	(554,000)	$(4,566,000)	$(228,000)

Net income	3,544,000	—	—	—	3,544,000	—	—	—

Exercise of stock options	73,500	23,500	23,500	50,000	—	—	—	—

Issuance of restricted common stock	42,500	7,500	7,500	35,000	—	—	—	—

Stock-based compensation	86,000	—	—	86,000	—	—	—	—

Tax benefit on stock-based compensation	18,000	—	—	18,000	—	—	—	—

Foreign currency translation adjustment	(113,000)	—	—	—	—	—	—	(113,000)

Balance, December 31, 2015	43,642,000	4,170,000	4,170,000	12,884,000	31,495,000	(554,000)	(4,566,000)	(341,000)

Net income	6,901,000	—	—	—	6,901,000	—	—	—

Exercise of stock options	23,000	6,000	6,000	17,000	—	—	—	—

Issuance of restricted common stock	50,000	5,000	5,000	45,000	—	—	—	—

Stock-based compensation	(22,000)	—	—	(22,000)	—	—	—	—

Purchase of Class A common stock	(255,000)	—	—	—	—	(30,000)	(255,000)	—

Tax benefit on stock-based compensation	(18,000)	—	—	(18,000)	—	—	—	—

Dividends	(2,335,000)	—	—	—	(2,335,000)	—	—	—

Foreign currency translation adjustment	(396,000)	—	—	—	—	—	—	(396,000)

Balance, December 31, 2016	$47,590,000	4,181,000	$4,181,000	$12,906,000	$36,061,000	(584,000)	$(4,821,000)	$(737,000)

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2016	2015
Cash Flows from Operating Activities
Net (loss) income from continuing operations	$(5,683,000)	$1,856,000
Net income from discontinued operations	12,584,000	1,688,000

Adjustments to reconcile net (loss) income from operations to net cash (used in) provided by operating activities:
Non-cash charges:
Depreciation and amortization	1,620,000	1,555,000
Amortization of other intangible assets	1,016,000	1,237,000
Amortization of debt issue costs	128,000	111,000
Provision for doubtful accounts	4,000	8,000
Stock-based compensation	13,000	86,000
Restricted stock-based compensation	50,000	43,000
Gain on sale of fixed assets	(1,700,000)	(2,000)
Deferred income taxes	(3,946,000)	339,000
Fair value reduction in contingent consideration	—	(126,000)
Impairment of goodwill and other intangible assets	9,581,000	—
Changes in operating assets and liabilities:
Accounts receivable	498,000	(69,000)
Inventories	(316,000)	(435,000)
Prepaid expenses and other current assets	(2,006,000)	386,000
Other assets	58,000	101,000
Accounts payable	(372,000)	89,000
Accrued compensation and benefits	24,000	(270,000)
Accrued other liabilities	390,000	(830,000)
Other liabilities	(18,000)	(17,000)
Total adjustments	5,024,000	2,206,000
Net cash (used in) provided by operating activities – continuing operations	(659,000)	4,062,000
Net cash (used in) provided by operating activities – discontinued operations	(499,000)	2,511,000
Net cash (used in) provided by operating activities	(1,158,000)	6,573,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2016	2015
Cash Flows from Investing Activities:
Capital expenditures	$(1,066,000)	$(1,261,000)
Proceeds from disposal of assets	3,512,000	48,000
Net cash provided by (used in) investing activities – continuing operations	2,446,000	(1,213,000)
Net cash provided by (used in) investing activities – discontinued operations	20,149,000	(161,000)
Net cash provided by (used in) investing activities	22,595,000	(1,374,000)

Cash Flows from Financing Activities:
Dividend payments	(2,335,000)	—
Proceeds from exercise of stock options	23,000	73,000
Purchase of Class A common stock	(255,000)	—
Proceeds from short-term borrowings	56,446,000	72,347,000
Repayments of short-term borrowings	(47,359,000)	(74,541,000)
Repayments of term loans	(6,343,000)	(3,127,000)
Repayments of notes payable	(29,000)	(39,000)
Excess tax benefit on stock-based compensation	(18,000)	18,000
Payments of bank financing costs	(30,000)	—
Net cash provided by (used in) financing activities – continuing operations	100,000	(5,269,000)
Net cash used in financing activities – discontinued operations	(18,716,000)	—
Net cash used in financing activities	(18,616,000)	(5,269,000)
Effect of exchange rate changes on cash	(49,000)	(14,000)
Net increase (decrease) in cash	2,772,000	(84,000)
Cash at beginning of year	927,000	1,011,000
Cash at end of year	$3,699,000	$927,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$133,000	$615,000

Income taxes	$112,000	$1,626,000

Supplemental disclosures of non-cash investing and financing activities:
Exchange of property and equipment	$—	$64,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

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

The Company

Prior to February 11, 2016, the effective date of the sale of its Nationwide Industries, Inc. (“Nationwide”) subsidiary, P&F operated in two primary lines of business or segments: (i) tools and other products (“Tools”) and (ii) hardware and accessories (“Hardware”). As a result of the sale of Nationwide, which had been reported in the Hardware segment, the Company only operates in the Tools business. See Note 2 to Consolidated Financial Statements for further discussion.

Tools

The Company conducts its Tools business through a wholly-owned subsidiary, Continental Tool Group, Inc. (“Continental”), which in turn currently operates through its wholly-owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”). During the third quarter of 2014, the Company acquired Exhaust Technologies Inc. (“ETI”), a developer and distributor of pneumatic tools, through a merger between a newly formed, wholly-owned subsidiary of Florida Pneumatic and ETI. Further, in July 2014, Florida Pneumatic acquired all of the outstanding shares of Universal Air Tool Company Limited (“UAT”), a distributor of pneumatic tools located in High Wycombe, England. UAT markets pneumatic tools to the automotive market sector primarily in the United Kingdom and Ireland. This acquisition provides the Company with direct entry into the European pneumatic tool market for the Company’s entire suite of air tool products. Both ETI and UAT are wholly-owned subsidiaries of Florida Pneumatic, and unless otherwise indicated, the operations and results of operations of Florida Pneumatic herein include ETI and UAT as of the respective dates such companies were acquired. Additionally, during the third quarter of 2014, the Company acquired substantially all the assets of ATSCO Holdings Corp. (“ATSCO”), through a wholly-owned subsidiary of Hy-Tech, and unless otherwise indicated, the operations and results of operations of Hy-Tech herein include ATSCO as of the date the business was acquired.

Florida Pneumatic is engaged in the importation and sale of pneumatic hand tools, primarily for the retail, industrial and automotive service and repair markets, and the importation and sale of compressor air filters.  Florida Pneumatic also markets, through its Berkley Tool division (“Berkley”), a product line which includes pipe and bolt dies, pipe taps, wrenches, vises and stands, pipe and tubing cutting equipment, hydrostatic test pumps, and replacement electrical components for a widely-used brand of pipe cutting and threading machines.

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

Hardware

Prior to the sale of Nationwide, which was effective February 11, 2016 (the “Closing Date”), the Company conducted its Hardware business through its wholly-owned subsidiary, Countrywide Hardware, Inc. (“Countrywide”). Countrywide conducted its business operations through its wholly-owned subsidiary, Nationwide. As of the Closing Date, Nationwide was an importer and manufacturer of door, window and fencing hardware and accessories, including rollers, hinges, window operators, sash locks, custom zinc castings and door closers. See Note 2 to Consolidated Financial Statements for further discussion relating to the sale of Nationwide.

Basis of Financial Statement Presentation

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”).

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery is completed, which occurs either upon shipment by us, or upon receipt by customer at the location specified in the terms of sale, or title has passed to our customer or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured. The Company sells its goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods. Other than standard product warranty provisions, the Company’s sales arrangements provide for no other post-shipment obligations. The Company offers rebates and other sales incentives, promotional allowances or discounts, from time to time and for certain customers, typically related to customer purchase volume, all of which are fixed or determinable and are classified as a reduction of revenue and recorded at the time of sale. The Company periodically evaluates whether an allowance for sales returns is necessary. Historically, the Company has experienced minimal sales returns. If the Company believes there are material potential sales returns, the Company would provide the necessary provision against sales.

Shipping and Handling Costs

Expenses for shipping and handling costs are included in selling, general and administrative expenses, and totaled approximately $2,013,000 and $1,950,000, respectively, for the years ended December 31, 2016 and 2015.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held in bank demand deposits. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2016 and 2015.

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and short-term debt approximate fair value as of December 31, 2016 and 2015 because of the relatively short-term maturity of these financial instruments. The carrying amounts reported for long-term debt approximate fair value as of December 31, 2016 and 2015 because, in general, the interest rates underlying the instruments fluctuate with market rates.

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

The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. The Company also records as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and the Company’s assessment of the general financial conditions affecting its customer base. If actual collection experience changes, revisions to the allowance may be required. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in the creditworthiness of any of these customers could have a material effect on the Company’s results of operations in the period in which such changes or events occur. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. Based on the information available, the Company believes that its allowance for doubtful accounts as of December 31, 2016 is adequate. However, actual write-offs might exceed the recorded allowance.

Concentrations of Credit Risk

The Company places the majority of its cash with its primary bank, Capital One Bank, National Association (“Capital One”), which is insured by the Federal Deposit Insurance Corporation (“FDIC”). Significant concentrations of credit risk may arise from the Company’s cash maintained at Capital One, as from time to time cash balances may exceed the FDIC limits.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable. We have two customers that in the aggregate, as of December 31, 2016 and 2015, accounted for 53.5% and 47.0%, respectively, of our consolidated accounts receivable. To date, these customers remain at or close to complying with their payment terms.

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

Property and Equipment and Depreciation and Amortization

Property and equipment are stated at cost less accumulated depreciation and amortization. Generally, the Company capitalizes items in excess of $1,000. Minor replacements and maintenance and repair items are charged to expense as incurred. Upon disposal or retirement of assets, the cost and related accumulated depreciation are removed from the Company’s consolidated balance sheets.

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

Intangible assets other than goodwill and intangible assets with indefinite lives are carried at cost less accumulated amortization. Intangible assets are generally amortized on a straight-line basis over their respective useful lives, generally 3 to 20 years.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while other positions are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. For tax positions that meet the more-likely-than-not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50% likelihood of being realized upon ultimate settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above, is reflected as a liability for unrecognized tax benefits in the consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as income taxes in the consolidated statements of income and comprehensive income.

Advertising

The Company expenses its costs of advertising in the period in which they are incurred. Advertising costs for the years ended December 31, 2016 and 2015 were $1,441,000 and $1,132,000, respectively.

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

The following table sets forth the computation of basic and diluted (loss) earnings per common share:

	Years Ended December 31,
	2016	2015
Numerator for basic and diluted (loss) earnings per common share:
Net (loss) income from continuing operations	$(5,683,000)	$1,856,000
Net income from discontinued operations	12,584,000	1,688,000
Net income	$6,901,000	$3,544,000
Denominator:
Denominator for basic (loss) income per share—weighted average common shares outstanding	3,598,000	3,607,000
Effect of dilutive securities:
Stock options	—	164,000
Denominator for diluted (loss) income per share—adjusted weighted average common shares and assumed conversions	3,598,000	3,771,000

At December 31, 2016 and 2015 and during the years then ended, there were outstanding stock options whose exercise prices were higher than the average market values for the respective periods. These options are anti-dilutive and were excluded from the computation of diluted earnings per share during the year ended December 31, 2015. For the year ended December 31, 2016, we experienced a net loss from continuing operations, as such, these options were not included in the computation of diluted (loss) earnings per share. The average anti-dilutive options outstanding for the years ended December 31, 2016 and 2015 were 76,000 and 134,000, respectively.

Share-Based Compensation

In accordance with GAAP, the Company measures and recognizes compensation expense for all share-based payment awards based on estimated fair values. Share-based compensation expense is included in selling, general and administrative expense on the accompanying consolidated statements of income and comprehensive income.

With respect to stock options, GAAP requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of income and comprehensive income. The Company records compensation expense ratably over the vesting periods. The Company estimates forfeitures at the time of grant and revises this estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses the Black-Scholes option-pricing model as its method of valuation for share-based awards granted. As such, the Company’s determination of fair value of share-based payment awards is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, relevant interest rates, and the expected term of the awards.

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

Going concern assessment

With the implementation of FASB's new standard on going concern, beginning with year ended December 31, 2016, and all annual and interim periods thereafter, we will assess going concern uncertainty in our financial statements to determine if we have sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the financial statements are issued or available to be issued, which is referred to as the “look-forward period”, as defined in the current accounting guidance. As part of this assessment, based on conditions that are known and reasonably knowable to us, we will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and its ability to delay or curtail expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, we make certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent we deem probable those implementations can be achieved and we have the proper authority to execute them within the look-forward period. Our assessment determined the Company is a going concern.

New Accounting Pronouncements

Recently Issued Accounting Pronouncements

Not Yet Adopted

In March 2016, the FASB issued Accounting Standard Update (“ASU”) ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard reduces complexity in several aspects of the accounting for employee share-based compensation, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company believes that when adopted, this ASU will have minimal impact on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years; earlier adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. Practical expedients are available for election as a package and if applied consistently to all leases. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial condition, results of operations and cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification ("ASC") Topic 606, which supersedes existing accounting standards for revenue recognition and creates a single framework. Additional updates to Topic 606 issued by the FASB in 2015 and 2016 include the following:

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

The underlying principle is to use a five-step analysis of transactions to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard permits the use of either a retrospective or modified retrospective application. The Company intends to use the modified retrospective approach. The Company is currently in the process of completing its assessment of any significant contract and assessing the impact the adoption of the new revenue standard will have on its consolidated financial statements and related disclosures. Thus far the company does not believe the adoption of this standards update will have a material effect on its consolidated financial statements and related disclosures. However, the Company will continue its evaluation of the standards update through the date of adoption. The standard update, as amended, will be effective for annual periods beginning after December 15, 2017.

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

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplified the testing of goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measured a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 is effective for public companies for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are currently evaluating the effects that the adoption of ASU 2017-04 will have on our consolidated financial statements.

There are currently no other accounting standards that have been issued but not yet adopted that will have a significant impact on the Company’s financial position, results of operations or cash flows upon adoption.

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

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03). The update requires that deferred debt issuance costs be reported as a reduction to long-term debt (previously reported in other noncurrent assets). The Company adopted ASU 2015-03 in the first quarter of 2016 and for all retrospective periods, as required. The impact of the adoption was not material to our consolidated financial statements, and is discussed further in Note 7.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern, which requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity’s ability to continue as a going concern. This accounting standard update applies to all entities and was effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, with early adoption permitted. The Company adopted this standard during fiscal year 2016. The adoption of this accounting standard update did not have a material impact on its consolidated results of operations, financial position or cash flows.

The Company does not believe that any recently issued accounting standards, in addition to those referenced above, would have a material effect on its consolidated financial statements.

NOTE 2—DISCONTINUED OPERATIONS

Sale of Nationwide Industries, Inc.

The Company, as part of its strategic plan to focus on expanding its position in the power-tool and accessories market, sold Nationwide on February 11, 2106, (the “Closing Date”). On the Closing Date, P&F, Countrywide, Nationwide and Argosy NWI Holdings, LLC, a Delaware limited liability company (“Buyer”), entered into a Stock Purchase and Redemption Agreement (the “Stock Purchase Agreement”), pursuant to which, among other things, after giving effect to certain contributions and redemptions of Nationwide’s common shares (“Nationwide Shares”), the Buyer acquired all of the outstanding Nationwide Shares from Countrywide (the “Acquisition”). The purchase price for the Nationwide Shares acquired in the Acquisition was approximately $22,200,000, before giving effect to an estimated working capital adjustment, as defined in the Stock Purchase Agreement, of approximately $802,000 in favor of the Buyer. Further, in accordance with the Stock Purchase Agreement, the Company placed into escrow $1,955,000 (“escrow funds”), of which $250,000 related to the final working capital adjustment. Pursuant to the terms of the Stock Purchase Agreement, the final working capital amount was determined to be approximately $75,000 in the Company’s favor. As a result, during the three-month period ended June 30, 2016, the $250,000 portion of the escrow funds was released to the Company, and the final working capital adjustment amount of $75,000 was paid to the Company by the Buyer. In connection with the Acquisition, Countrywide agreed that, should it sell the real property it owned in Tampa, Florida, (the “Premises”) it will contribute an additional $400,000 into the escrow funds. As discussed below, in November 2016, the Premises were sold and as a result Countrywide contributed the additional $400,000 into the aforementioned escrow funds. After paying closing costs, the net cash received from the Buyer was approximately $18.7 million.

The escrow funds are classified as Prepaid expenses and other current assets on the Company’s Consolidated Balance Sheet, and is intended to be released eighteen months from the Closing Date, which is on or about August 11, 2017, less any claims made against these escrow funds, in accordance with the Stock Purchase Agreement. The Company believes that these escrow funds are highly collectible, and that it is more likely than not that with respect to any or all such potential claims made against the Company, these claims will not exceed the minimum dollar threshold amount of $150,000 required under the Stock Purchase Agreement. As a result, the Company has included the balance of the original escrow funds of $1,705,000 in its gain on sale of Nationwide. Should claims made against the Company pursuant to the Stock Purchase Agreement exceed the minimum threshold, then to the extent such claims are resolved in favor of the Buyer under the terms of the Stock Purchase Agreement, the total amount of such claims will be recorded as a loss on sale of Nationwide in future periods.

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

Net income from discontinued operations, net of taxes in the accompanying Consolidated Statements of Income and Comprehensive Income, is comprised of the following:

	January 1, 2016 through the Closing Date	Year ended December 31, 2015

Revenue	$1,830,000	$21,390,000
Cost of goods sold	1,177,000	13,144,000
Gross profit	653,000	8,246,000
Selling and general and administrative expenses	483,000	4,957,000
Interest expense-net	60,000	600,000
Income before income taxes	110,000	2,689,000
Income taxes	38,000	1,001,000

Net income	$72,000	$1,688,000

The components of discontinued operations in the accompanying Consolidated Balance Sheet are as follows:

December 31, 2015

Accounts receivable-net	$1,245,000
Inventories	4,211,000
Prepaid expenses and other current assets	92,000
Net property and equipment	768,000
Goodwill	1,873,000
Other intangible assets-net	12,000
Other assets- net	5,000
Deferred taxes - net	229,000
Assets of discontinued operations	$8,435,000

Accounts payable	$765,000
Accrued compensation and benefits	247,000
Accrued other liabilities	330,000
Liabilities of discontinued operations	$1,342,000

On the Closing Date, the Company and the president of Nationwide, entered into a purchase agreement pursuant to which, among other things the Company acquired 30,000 shares of the Company’s Class A Common Stock (“Common Stock”) at the aggregate purchase price of $254,940 and options to acquire 6,667 shares of the Company’s Common Stock at an aggregate price of $16,597.

Effective as of the Closing Date, Countrywide, as landlord, and Nationwide, as tenant, entered into a new lease relating to the Premises. The lease provided for, among other things, a seven-year term commencing on the Closing Date and an annual base rent of approximately $252,000 with annual escalations. The lease also provided that the tenant will pay certain taxes and operating expenses associated with the Premises. The rental income from this new lease is included in Other income– net on the Company’s Consolidated Statement of income and comprehensive income.

 The Company recognized a gain of $12,512,000, on the sale of Nationwide which represents the difference between the adjusted net purchase price and the carrying book value of Nationwide. For income tax purposes, our tax basis in Nationwide was greater than the net proceeds resulting in a tax loss and thus recorded a tax benefit of $482,000. This tax loss can only be applied against future capital gain transactions. In November 2016, Countrywide completed the sale of the premises to an unrelated third party for $3,750,000. After fees and other expenses, the net proceeds to the Company were $3,500,000. The Company used these net proceeds to pay down its revolving credit loan and reduce its terms loans to $100,000. As a result of this transaction, the Company, during the fourth quarter of 2016, recognized a gain on sale of $1,703,000. For tax purposes this sale is treated as a capital gain transaction and the Company utilized the $482,000 tax benefit generated from the sale of Nationwide.

NOTE 3—FAIR VALUE MEASUREMENTS

Accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Under this guidance, the Company is required to classify certain assets and liabilities based on the following hierarchy:

Level 1:Quoted prices for identical assets or liabilities in active markets that can be assessed at the measurement date.

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

As of December 31, 2016 and 2015, the carrying amounts reflected in the accompanying consolidated balance sheets for current assets and current liabilities approximated fair value due to the short-term nature of these accounts.

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

NOTE 4—ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable—net consists of:

	December 31, 2016	December 31, 2015
Accounts receivable	$7,991,000	$8,559,000
Allowance for doubtful accounts	(85,000)	(82,000)
	$7,906,000	$8,477,000

NOTE 5—INVENTORIES

Inventories consist of:

	December 31, 2016	December 31, 2015
Raw materials	$1,918,000	$2,070,000
Work in process	658,000	1,366,000
Finished goods	17,325,000	16,347,000
	$19,901,000	$19,783,000

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

Based on step one of the impairment analysis, it was determined that the fair value of the reporting unit was less than the carrying value. Step two of the goodwill impairment test resets the implied fair value of goodwill through a reallocation of the assets. That is, an entity shall allocate the fair value of a reporting unit, in this case, Hy-Tech to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. Accordingly, after resetting the carrying values of its intangible assets, other than Goodwill, which resulted in a $2,968,000 impairment of intangible assets the Company adjusted the carrying value of Goodwill by recording an impairment charge of $5,343,000 in the second quarter of 2016.

The carrying value of Hy-Tech exceeded its estimated fair value by approximately 15.7% at November 30, 2015. The fair value of Hy-Tech was estimated using 100% value based on internally developed cash flow projections. The internally developed cash flow projections reflect annual estimates through a terminal year calculated using a terminal year EBITDA multiple approach.

Trademarks and tradenames were previously considered an indefinite-lived intangible asset. However, as a result of the testing for impairment as of May 31, 2016, which determined the carrying value of Hy-Tech’s trademarks and tradenames exceeded the fair value, and an impairment charge of $229,000 was recorded at June 30, 2016. The Company commenced amortizing this intangible asset in July 2016 over a 15 year useful life. Further, future amortization is included in the estimated future amortization expense table below.

Based on step one of the November 30, 2016 annual testing for impairment of our goodwill and other intangible assets, it was determined that the fair value of the reporting unit was less than the carrying value. As noted above, an entity shall allocate the fair value of a reporting unit, in this case, Hy-Tech to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. Accordingly, the Company, after resetting the carrying values of its intangible assets, other than Goodwill, the result was a $390,000 impairment of intangible assets and adjusted the carrying value of Goodwill by recording an impairment charge of $880,000, effective November 30, 2016.

The primary factors contributing to this further impairment include:

•	Further erosion of Hy-Tech’s revenue, which began in October 2016 and is now expected to continue;
•	further decline in gross margins, driven primarily by a worsening of absorption of fixed manufacturing overhead, product mix and customer mix;
•	lowering of expectations with respect to orders from a large customer.

Certain factors considered by management in the performance of the impairment test include:

•	Cash flows was determined to be a key assumption primarily due to reductions in future revenue and gross margins; and
•	Discount rates. The discount rates applied to internally developed cash flow projections were 14.5% for the previous annual impairment test as of November 30, 2015, 13.8% at May 31, 2016 and 15.2% at November 30, 2016.

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

As of December 31, 2015, the Company has no accumulated impairment losses. The changes in the carrying amount of goodwill for 2016 are as follows:

	Florida Pneumatic	Hy-Tech	Total
Balance, January 1, 2016	$3,931,000	$6,223,000	$10,154,000
Impairment of goodwill	—	(6,223,000)	(6,223,000)
Currency translation adjustment	(34,000)	—	(34,000)
Balance, December 31, 2016	$3,897,000	$—	$3,897,000

As of December 31, 2015, the Company has no accumulated impairment losses. The changes in the carrying amount of other intangible assets occurring during 2016 are as follows:

	Cost	Accumulated Amortization	Net Book Value
Balance, January 1, 2016	$15,277,000	$4,179,000	$11,098,000
Impairment of other intangible assets	(6,541,000)	(3,183,000)	(3,358,000)
Amortization	—	1,016,000	(1,016,000)
Currency translation adjustment	(139,000)	(21,000)	(118,000)
Balance, December 31, 2016	$8,597,000	$1,991,000	$6,606,000

Other intangible assets were as follows:

	December 31, 2016			December 31, 2015
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships (1)	$5,143,000	$1,022,000	$4,121,000	$11,285,000	$3,486,000	$7,799,000
Trademarks and trade names (1)	1,507,000	—	1,507,000	1,576,000	—	1,576,000
Trademarks and trade names (2)	200,000	5,000	195,000	439,000	—	439,000
Engineering drawings	330,000	148,000	182,000	410,000	159,000	251,000
Non-compete agreements (1)	212,000	150,000	62,000	362,000	134,000	228,000
Patents	1,205,000	666,000	539,000	1,205,000	400,000	805,000
Totals	$8,597,000	$1,991,000	$6,606,000	$15,277,000	$4,179,000	$11,098,000

Included in the table above is the following impairment charge recorded during 2016:

Customer relationships	$3,001,000
Trademarks and trade names (2)	237,000
Engineering drawings	37,000
Non-compete agreements	83,000

$3,358,000

(1)	A portion of these intangibles are maintained in a foreign currency, and are therefore subject to foreign exchange rate fluctuations.
(2)	These were previously considered an indefinite lived intangible asset of Hy-Tech; however as the result of the testing for impairment the Company began amortizing these intangible assets over a fifteen year useful life.

Amortization expense of intangible assets from continuing operations subject to amortization was as follows:

Year ended December 31,
2016	2015
$1,016,000	$1,237,000

The weighted average amortization period for intangible assets was as follows:

	December 31, 2016	December 31, 2015
Customer relationships	9.3	10.0
Trademarks and trade names (2)	14.5	—
Engineering drawings	8.8	8.5
Non-compete agreements	1.2	2.7
Patents	6.1	5.8

Amortization expense for each of the next five years and thereafter is estimated to be as follows:

2017	$708,000
2018	570,000
2019	551,000
2020	512,000
2021	508,000
Thereafter	2,250,000
$5,099,000

NOTE 7—DEBT

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

The Company, in August 2014, entered into an Amended and Restated Loan and Security Agreement (the “Restated Loan Agreement”) with Capital One. The Restated Loan Agreement, among other things, amended the Credit Agreement by: (1) increasing the total amount of the credit facility from $29,423,000 to $33,657,000, (2) increasing the Revolver from $20,000,000 to $22,000,000, (3) creating a new Term Loan, as defined in the Restated Loan Agreement (“Term Loan B”), and (4) re-designating as “Term Loan A”, the previously existing outstanding Term Loan, which relates primarily to the Company’s Real Property. In addition, the Restated Loan Agreement also reset certain financial covenants.

Contemporaneously with the sale of Nationwide, as discussed in Note 2, the Company entered into the Consent and Second Amendment to the Restated Loan Agreement (the “Amendment”) with Capital One. The Amendment, among other things; (a) provided the Bank’s consent to the transactions contained in the Stock Purchase Agreement and the repurchase of certain shares and options discussed in Note 2 and 8 to the Consolidated Financial Statements; (b) amended the Restated Loan Agreement by: (i) reducing the aggregate Commitment (as defined in the Restated Loan Agreement) to $11,600,000; (ii) reducing the Term Loan A to $100,000; (iii) reducing the Revolver Commitment to $10,000,000 (less the new Term Loan A balance of $100,000); (iv) reducing the Capex Loan Commitment to $1,600,000; (v) modifying certain financial covenants, (vi) lowering interest rate margins and fee obligations; and (vii) extending the expiration of the Credit Agreement to February 11, 2019. Additionally, the Bank released the mortgage on the Company’s Real Property located in Tampa, Florida.

The Company provides Capital One with, among other things, monthly financial statements, and monthly borrowing base certificates. The Company is required to comply with certain financial covenants. Under certain circumstances the Company would be required to submit certificates of compliance. The Company believes it is in compliance with all covenants under the current Credit Facility.

The net proceeds provided by the sale of Nationwide of approximately $18.7 million were used to pay down the Revolver and the Capex Term Loans in their entirety and paid the Company approximately $6 million against the Term Loan A, discussed below.

SHORT–TERM BORROWINGS

At December 31, 2016, the Company did not have any borrowings against its Revolver line, whereas at December 31, 2015, it had borrowings of $9,623,000. Applicable Margin rates at December 31, 2016 for LIBOR and Base Rates were 1.50% and 0.50%, respectively, and at December 31, 2015, Applicable Margin Rates were 2.00% and 1.00%, respectively, for LIBOR and Base Rate.

	LIBOR	Base Rate
	%	%
Range of Applicable Margins added to Revolver borrowings during:
2016	1.50 points to 2.0 points	0.50 points to 1.00 points

2015	2.00 points to 2.50 points	1.00 points to 1.50 points

LONG –TERM BORROWINGS

The Restated Loan Agreement provides for Term Loan A, which is secured by mortgages on the Real Property, accounts receivable, inventory and equipment. Term Loan A borrowings can be at either LIBOR, or at the Base Rate, or a combination of the two plus the Applicable Margins. LIBOR borrowings at December 31, 2016 and 2015 were 1.5% and 3.0%, respectively. The Applicable Margin for borrowings at the Base Rate for the same timeframes were 0.5% and 2.0%, respectively. A portion of the net proceeds from the sale of Nationwide repaid all but $100,000 of this Term Loan A and, accordingly, such remaining balance is being borrowed at the Base Rate, and is included in Long-term debt, less current maturities on the Company’s Consolidated Balance Sheet at December 31, 2016.

During 2012, the Company borrowed $380,000 and $519,000, as loans to purchase machinery and equipment (“Capex Term Loans”). These loans were fully repaid with funds from the sale of Nationwide.

The long-term portion of the balance due on the purchased vehicles used by the UAT salesforce is $0 at December 31, 2016 and was $16,000 at December 31, 2015.

In accordance with ASU 2015-03, the Company reduced its long-term debt by $12,000 and $64,000, respectively, relating to deferred financing fees as of December 31, 2016 and 2015.

LONG-TERM DEBT:	December 31, 2016	December 31, 2015
Term Loan A - $23,000 payable monthly January 2013 through February 2016, balance due December 19, 2019.	$100,000	$6,160,000
Capex Term Loan - $6,000 payable monthly May 2012 through February 2016.	—	101,000
Capex Term Loan - $9,000 payable monthly October 2012 through February 2016.	—	182,000
Other	13,000	48,000
Deferred financing fees	(12,000)	(64,000)
	101,000	6,427,000
Less current maturities	13,000	491,000
	$88,000	$5,936,000

NOTE 8—STOCK OPTIONS – STOCK COMPENSATION

The Company’s stockholders approved the P&F Industries, Inc. 2012 Stock Incentive Plan (the “2012 Plan”). The 2012 Plan authorizes the issuance to employees, consultants and non-employee directors of nonqualified stock options, stock appreciation rights, restricted stock, performance shares, performance units, and other stock-based awards. In addition, employees are eligible to be granted incentive stock options under the 2012 Plan. The 2012 Plan is currently administered by the compensation committee of the Company’s Board of Directors (the “Committee”). The aggregate number of shares of the Company’s Class A Common Stock (“Common Stock”) that may be issued under the 2012 Plan may not exceed 325,000 shares; provided, however, that any shares of Common Stock that are subject to a stock option, stock appreciation right or other stock-based award that is based on the appreciation in value of a share of Common Stock in excess of an amount equal to at least the fair market value of the Common Stock on the date such other stock-based award is granted (each an “Appreciation Award”) will be counted against this limit as one share for every share granted. Any shares of restricted stock or shares of Common Stock that are subject to any other award other than Appreciation Award will be counted against this limit as 1.5 shares for every share granted.

The maximum number of shares of Common Stock with respect to which any award of stock options, stock appreciation rights or other Appreciation Award that may be granted under the 2012 Plan during any fiscal year to any eligible employee or consultant will be 100,000 shares per type of award. The maximum number of shares of Common Stock subject to any award of performance shares for any performance period, other stock-based awards that are not Appreciation Awards, or shares of restricted stock for which the grant of such award or the lapse of the relevant restriction period is subject to the attainment of specified performance goals that may be granted under the 2012 Plan during any fiscal year to any eligible employee or consultant will be 65,000 shares per type of award. The maximum number of shares of Common Stock for all such types of awards to any eligible employee or consultant will be 165,000 shares during any fiscal year. There are no annual limits on the number of shares of Common Stock with respect to an award of restricted stock that is not subject to the attainment of specified performance goals to eligible employees or consultants. The maximum value at grant of performance units which may be granted under the 2012 Plan during any fiscal year will be $1,000,000. The maximum number of shares of Common Stock subject to any award which may be granted under the 2012 Plan during any fiscal year of the Company to any non-employee director will be 35,000 shares.

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

In connection with an equity restructuring event, which occurred during the three-month period ended March 31, 2016 relating to a special dividend granted by the Company, the Company modified all previously issued outstanding options to purchase its Common Stock. This modification resulted in an aggregate increase of 19,174 options. The Company did not record any compensation expense in connection with the issuance of these options, as the issuance was made as the result of an equity restructuring event. Other than the aforementioned issuance, there were no other options granted or issued during 2016 or 2015.

The following table contains information on the status of the Company’s stock options:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding, January 1, 2015	505,000	$6.51
Granted	—	—
Exercised	(23,500)	3.11
Expired	(24,500)	16.50
Outstanding, December 31, 2015	457,000
Granted	19,174	5.89
Exercised	(6,000)	3.81
Forfeited and repurchased	(29,634)	5.86
Expired	(16,723)	10.72
Outstanding and vested, December 31, 2016	423,817	$5.68	$1,271,704

Included in the forfeited options in the table above for 2016 are 20,998 options the Company purchased from Nationwide employees for $50,000 in connection with the sale of Nationwide.

 In 2016, 27,500 options that expired and forfeited were issued under the Previous Plan and 18,857 were issued under the 2012 Plan. All options that expired in 2015 were issued under the Previous Plan.

The following is a summary of changes in non-vested shares, all of which are expected to vest:

	December 31,
	2016		2015
	Option Shares	Weighted Average Grant-Date Fair Value	Option Shares	Weighted Average Grant-Date Fair Value
Non-vested shares, beginning of year	23,840	$6.72	61,006	$6.14
Granted	829	6.45	—
Vested	(19,167)	6.71	(37,166)	5.76
Forfeited	(5,502)	6.72	—
Non-vested shares, end of year	—	$—	23,840	$6.72

Stock-based compensation expense recognized for the years ended December 31, 2016 and 2015 was approximately $13,000 and $86,000, respectively. The Company recognizes stock-based compensation cost over the requisite service period. However, the exercisability of the respective non-vested options, which are at predetermined dates, does not necessarily correspond to the periods in which straight-line amortization of compensation expenses is recorded.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2016:

Options Outstanding and exercisable
Number outstanding and exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
71,069	0.5	$10.72
177,687	1.5	$3.98
25,605	4.0	$2.92
49,644	4.4	$4.37
2,090	5.4	$4.29
41,809	5.5	$4.74
55,913	6.3	$7.86
423,817	2.9	$5.68

Other Information

At December 31, 2016 and 2015, there were 175,450 and 183,267 shares available for issuance under the 2012 Plan. At December 31, 2016, there were outstanding 113,817 options issued under the 2012 Plan and 310,000 options outstanding issued under the Previous Plan.

Restricted Stock

The Company, in May 2016, granted 1,000 restricted shares of its common stock to each non-employee member of its Board of Directors, totaling 5,000 restricted shares. The Company determined that the fair value of these shares was $8.72 per share, which was the closing price of the Company’s Common Stock on the date of the grant. These shares cannot be traded earlier than the first anniversary of the grant date. As such, the Company is ratably amortizing the total non-cash compensation expense of approximately $44,000 in its selling, general and administrative expenses through May 2017.

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

Treasury Stock

On the Closing Date, the Company and the president of Nationwide, entered into a purchase agreement pursuant to which, among other things the Company acquired 30,000 shares of the Company’s Class A Common Stock at the aggregate purchase price of $254,940 and options to acquire 6,667 shares of the Company’s Common Stock at an aggregate price of $16,597.

NOTE 9—DIVIDENDS PAYABLE – OPTIONS ADJUSTMENTS (EQUITY RESTRUCTURING EVENT)

On March 8, 2016, the Company’s Board of Directors declared a special cash dividend of $0.50 per common share, which was paid on April 4, 2016, to shareholders of record at the close of business on March 21, 2016. The total amount of this special dividend payment was approximately $1.8 million. Further, the Company’s Board of Directors also announced that it approved the initiation of a dividend policy under which the Company intends to declare a cash dividend to the Company’s shareholders in the amount of $0.20 per share per annum, payable in equal quarterly installments. In conjunction therewith, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share to shareholders of record at the close of business on March 31, 2016. This dividend of approximately $180,000 was paid on April 14, 2016. Further, the Company’s Board of Directors declared quarterly cash dividends on July 18, 2016 and October 28, 2016.

The Compensation Committee of the Board of Directors of the Company serves as administrator of the 2012 Plan, and the P&F Industries, Inc. 2002 Stock Incentive Plan (“2002 Plan”). The 2012 Plan requires that options granted under the 2012 Plan be equitably adjusted when an equity restructuring transaction or event occurs. Additionally, the 2002 Plan allows the Compensation Committee to equitably adjust any outstanding options granted under the 2002 Plan in the event of an equity restructuring event. The Compensation Committee determined that the special dividend met the applicable criteria under both the 2012 Plan and the 2002 Plan and authorized an equitable adjustment be made to all outstanding options under both plans. The equitable adjustment lowered the exercise price of all outstanding options, and added, in the aggregate, 19,174 options to purchase Common Stock relating to options held by all Company option holders. The reduction in the exercise price ranged from $0.13 to $0.48. The Company determined that, in accordance with ASC 718-20-20, the special dividend described above was an equity restructuring event and, as such, there was no impact on the Company’s consolidated statements of income and comprehensive income as the result of adjustments to the exercise price or the issuance of the additional stock options that resulted from the aforementioned modification.

NOTE 10—INCOME TAXES

Income tax (benefit) expense from continuing operations in the consolidated statements of income and comprehensive income consists of:

	Years Ended December 31,
	2016	2015
Current:
Federal	$766,000	$559,000
State and local	208,000	137,000
Foreign	41,000	14,000
Total current	1,015,000	710,000
Deferred:
Federal	(3,638,000)	161,000
State and local	(308,000)	(33,000)
Foreign	(24,000)	(13,000)
Total deferred	(3,970,000)	115,000
Totals	$(2,955,000)	$825,000

The Company has a state net operating loss carryforward of $791,000, which expires in 2036.

Deferred tax assets (liabilities) consist of:

	December 31,
	2016	2015
Deferred tax assets:
Bad debt reserves	$28,000	$54,000
Inventory reserves	1,185,000	1,058,000
Warranty and other reserves	255,000	179,000
Stock-based compensation	485,000	531,000
Goodwill	1,962,000	—
Other	11,000	34,000
	3,926,000	1,856,000
Deferred tax (liabilities):
Prepaid expenses	(177,000)	(190,000)
Depreciation	(720,000)	(987,000)
Intangibles	(1,236,000)	(2,676,000)
Goodwill	—	(178,000)
Net deferred tax assets (liabilities)	$1,793,000	$(2,175,000)

The components of (loss) income from continuing operations before income taxes consisted of the following:

	Years ended December 31,
	2016	2015
United States operations	$(8,790,000)	$2,531,000
International operations	152,000	150,000
Income before tax	$(8,638,000)	$2,681,000

U.S. federal income taxes have not been provided on approximately $302,000 of undistributed earnings at the Company’s foreign subsidiary at December 31, 2016, because it is the Company’s intent to keep the earnings permanently reinvested.

A reconciliation of the Federal statutory rate to the total effective tax rate applicable to (loss) income from continuing operations is as follows:

	Years ended December 31,
	2016	2015
Federal income tax computed at statutory rates	(34.0)%	34.0%
(Decrease) increase in taxes resulting from:
State and local taxes, net of Federal tax benefit	(0.8)	2.2
Permanent differences - net	0.3	(2.1)
Foreign rate differential	(0.4)	(1.6)
Other	0.7	(1.7)
Income tax (benefit) expense	(34.2)%	30.8

The Company follows the authoritative guidance issued by the FASB that pertains to the accounting for uncertain tax matters. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Balance January 1, 2015	$880,000
Lapse of statute of limitations	(469,000)
Interest accrual	21,000
Balance at January 1, 2016	432,000
Lapse of statute of limitations	(143,000)
Interest accrual	22,000

Balance December 31, 2016	$311,000

In connection with one of the acquisitions that occurred in 2014, the Company, in accordance with the ASC 740-10, recorded in Accrued liabilities an uncertain tax position of $311,000 as of December 31, 2016.  The parties to such transaction entered into a tax exposure-related escrow agreement, which together with the indemnity obligations of the seller, the Company believes adequately covers the entire potential exposure related to the uncertain tax position. As a result, such liability was offset by an indemnification asset recorded in Prepaid expenses and other current assets in the consolidated balance sheet.

The Company files a consolidated Federal tax return. The Company and certain of its subsidiaries file tax returns in various U.S. state jurisdictions. Its foreign subsidiary, UAT, files in the United Kingdom. With few exceptions, the years that remain subject to examination are the years ended December 31, 2013 through December 31, 2015. During the current year, the Internal Revenue Service completed the examination of the Company’s tax return for the year ended December 31, 2013 which resulted in the tax return being accepted as filed.

Interest and penalties, if any, related to income tax liabilities are included in income tax expense.

NOTE 11—COMMITMENTS AND CONTINGENCIES

(a) The Company maintains a contributory defined contribution plan that covers all eligible employees. All contributions to this plan are discretionary. Amounts recognized as expense for contributions to this plan were $298,000 and $397,000 for the years ended December 31, 2016 and 2015, respectively.

(b) At December 31, 2016 and 2015, the Company had open purchase order commitments totaling approximately $9,836,000 and $10,224,000, respectively.

(c) From time to time, the Company may be a defendant or co-defendant in actions brought about in the ordinary course of conducting our business.

(d) The Company leases certain facilities and equipment through 2021. Generally, the facility leases carry renewal provisions and require the Company to pay maintenance costs. Rental payments may be adjusted for increases in taxes and insurance above specified amounts. Operating lease expense for 2016 and 2015 was $371,000 and $418,000, respectively. Future minimum payments under non-cancelable operating leases with initial or remaining terms of more than one year as of December 31, 2016 were as follows:

2017	$324,000
2018	160,000
2019	116,000
2020	80,000
2021	14,000

$694,000

NOTE 12—RELATED PARTY TRANSACTIONS

The President of one of the Company’s subsidiaries is part owner of one of that subsidiary’s vendors. During the years ended December 31, 2016 and 2015, the Company purchased approximately $469,000 and $690,000, respectively, of product from this vendor. At December 31, 2016 and 2015, the Company had trade payables to this vendor of $0 and $63,000, respectively. Additionally, during 2016 and 2015, the Company recorded sales to this vendor of $9,000 and $7,000, respectively.

Additionally, this same individual is part owner of the facility located in Punxsutawney, Pennsylvania, which one of the Company’s subsidiaries leases. This lease expires in 2021, with rent of approximately $76,000 per annum.

Subsequent to year end, this President left the employment of the Company, to pursue other interests.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company's management, with the participation of the Company's CEO and CFO, evaluated, as of December 31, 2016, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of December 31, 2016, the Company’s management, including its CEO and CFO, concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

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

The Company’s internal control over financial reporting includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the Company’s transactions and dispositions of its assets;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorizations of its management and directors; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

The Company carried out an evaluation, under the supervision and with the participation of its Management, including its CEO and CFO, of the effectiveness of the design and operation of its internal control over financial reporting, as of December 31, 2016. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s Management, including its CEO and CFO concluded that its internal control over financial reporting was effective at December 31, 2016.

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

This annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recently completed quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is incorporated by reference to the Company’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in May 2017, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s year ended December 31, 2016.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

			Page
a)	List of Financial Statements, Financial Statement Schedules, and Exhibits
	(1)	List of Financial Statements
		The consolidated financial statements of the Company and its subsidiaries are included in Item 8 of Part II of this report.	25
	(2)	All schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
	(3)	List of Exhibits	57

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit
Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of July 1, 2014, by and among Florida Pneumatic Manufacturing Corporation, Flying Tiger Acquisition Corp., Exhaust Technologies, Inc. and the Shareholders and Shareholders’ Representatives as named therein (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated July 1, 2014).

2.2	Sale and Purchase Agreement, dated as of July 29, 2014, by and among Florida Pneumatic Manufacturing Corporation, the Shareholders as named therein, and Universal Air Tool Company Limited (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated July 29, 2014).

2.3	Asset Purchase Agreement dated as of August 13, 2014, by and among ATSCO Holdings Corp., Hy-Tech Machine, Inc., Air Tool Service Company and the Shareholder named therein (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated August 13, 2014).

2.4	Stock Purchase and Redemption Agreement, dated as of February 11, 2016, by and among Countrywide Hardware, Inc., Argosy NWI Holdings, LLC, the Registrant and Nationwide Industries, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated February 11, 2016).

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

3.2	By-laws of the Registrant (as amended on September 19, 2016) (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated September 19, 2016).

Exhibit
Number	Description of Exhibit

10.1	Amended and Restated Loan and Security Agreement dated as of August 13, 2014, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc., ATSCO Holdings Corp., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P., and Capital One Business Credit Corporation, as lender and agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 13, 2014).

10.2	Second Amended and Restated Revolver Note dated as of August 13, 2014 by the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc. and ATSCO Holdings Corp., in favor of and Capital One Business Credit Corporation (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 13, 2014).

10.3	Tranche A Term Loan Note dated as of August 13, 2014 by the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc. and ATSCO Holdings Corp in favor of and Capital One Business Credit Corporation (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated August 13, 2014).

10.4	Tranche B Term Loan Note dated as of August 13, 2014 by the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc. and ATSCO Holdings Corp in favor of and Capital One Business Credit Corporation (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated August 13, 2014).

10.5	Amended and Restated Capex Loan Note dated as of August 13, 2014 by the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc. and ATSCO Holdings Corp in favor of and Capital One Business Credit Corporation. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated August 13, 2014).

10.6	Purchase Agreement, dated as of October 14, 2014, by and between the Registrant and Timothy J. Stabosz (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 14, 2014).

10.7	Waiver and Amendment No. 1 to the Amended and Restated Loan and Security Agreement, dated as of October 14, 2014, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc., ATSCO Holdings Corp, Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P., and Capital One Business Credit Corporation, as lender and agent (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 14, 2014).

Exhibit
Number	Description of Exhibit

10.8	Purchase Agreement, dated as of February 11, 2016, by and between the Registrant and Christopher J. Kliefoth (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 11, 2016).

10.9	Consent and Second Amendment to Amended and Restated Loan and Security Agreement, dated as of February 11, 2016, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc., ATSCO Holdings Corp, Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P, and Capital One, National Association, as lender and agent (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 11, 2016).

10.10

Third Amendment to Amended and Restated Loan and Security Agreement, dated as of March 31, 2016, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc., ATSCO Holdings Corp, Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P, and Capital One, National Association, as lender and agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 31, 2016).

10.11	Lease, dated as of February 11, 2016, between the Registrant and Nationwide Industries, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 11, 2016).

10.12	Option and Right of First Refusal Agreement, dated as of February 11, 2016, between the Registrant and Nationwide Industries, Inc. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated February 11, 2016).

Exhibit
Number	Description of Exhibit

10.13	*Executive Employment Agreement, dated as of January 1, 2015, between the Registrant and Richard A. Horowitz (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 5, 2015).

10.14	*2002 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.15	*2012 Stock Incentive Plan of the Registrant (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement with respect to the Registrant’s 2012 Annual Meeting of Stockholders).

10.16	*Amended and Restated Executive 162(m) Bonus Plan of the Registrant effective as of May 25, 2011 (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement with respect to the Registrant’s 2011 Annual Meeting of Stockholders).

10.17	*Amended and Restated Executive 162(m) Bonus Plan of the Registrant effective as of May 20, 2015 (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement with respect to the Registrant’s 2015 Annual Meeting of Stockholders).

10.18	*Executive Employment Agreement, dated as of January 1, 2015, between the Registrant and Joseph A. Molino, Jr. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 2, 2015).

21	Subsidiaries of the Registrant (Filed herein).

23.1	Consent of Independent Registered Public Accounting Firm (Filed herein).

31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herein).

31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herein).

32.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herein).

32.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herein).

101	** XBRL Interactive Data

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

P&F INDUSTRIES, INC.

(Registrant)

By:	/s/ Richard A. Horowitz	By:	/s/ Joseph A. Molino, Jr.
	Richard A. Horowitz		Joseph A. Molino, Jr.
	Chairman of the Board		Vice President
	President		Principal Financial and
	Principal Executive Officer		Accounting Officer
	Date: March 29, 2017		Date: March 29, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Richard A. Horowitz	Director	March 29, 2017
Richard A. Horowitz

/s/ Jeffrey D. Franklin	Director	March 29, 2017
Jeffrey D. Franklin

/s/ Howard Brod Brownstein	Director	March 29, 2017
Howard Brod Brownstein

/s/ Kenneth M. Scheriff	Director	March 29, 2017
Kenneth M. Scheriff

/s/ Mitchell A. Solomon	Director	March 29, 2017
Mitchell A. Solomon

/s/ Richard Randall	Director	March 29, 2017
Richard Randall

