Form 10-Q
period 2017-03-31
P&F INDUSTRIES INC
filed 2017-05-12
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
		(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for the complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 8, 2017 there were 3,597,870 shares of the registrant’s Class A Common Stock outstanding.

i

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

i

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS

Cash	$1,413,000	$3,699,000
Accounts receivable — net	8,628,000	7,906,000
Inventories	20,243,000	19,901,000
Prepaid expenses and other current assets	3,197,000	3,030,000
TOTAL CURRENT ASSETS	33,481,000	34,536,000

PROPERTY AND EQUIPMENT
Land	1,150,000	1,150,000
Buildings and improvements	5,210,000	5,209,000
Machinery and equipment	19,632,000	19,401,000
	25,992,000	25,760,000
Less accumulated depreciation and amortization	18,991,000	18,671,000
NET PROPERTY AND EQUIPMENT	7,001,000	7,089,000

GOODWILL	3,899,000	3,897,000

OTHER INTANGIBLE ASSETS — net	6,407,000	6,606,000

DEFERRED INCOME TAXES — net	1,863,000	1,793,000

OTHER ASSETS — net	103,000	130,000

TOTAL ASSETS	$52,754,000	$54,051,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$2,458,000	$2,398,000
Accrued compensation and benefits	654,000	1,733,000
Accrued other liabilities	1,952,000	2,019,000
Current maturities of long-term debt	8,000	13,000
TOTAL CURRENT LIABILITIES	5,072,000	6,163,000

Long–term debt, less current maturities	89,000	88,000
Other liabilities	205,000	210,000

TOTAL LIABILITIES	5,366,000	6,461,000

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued – 4,181,000 at March 31, 2017 and December 31, 2016	4,181,000	4,181,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	12,918,000	12,906,000
Retained earnings	35,821,000	36,061,000
Treasury stock, at cost – 584,000 shares at March 31, 2017 and December 31, 2016	(4,821,000)	(4,821,000)
Accumulated other comprehensive loss	(711,000)	(737,000)

TOTAL SHAREHOLDERS’ EQUITY	47,388,000	47,590,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$52,754,000	$54,051,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three months
	ended March 31,
	2017	2016

Net revenue	$13,216,000	$14,499,000
Cost of sales	8,243,000	9,283,000
Gross profit	4,973,000	5,216,000
Selling, general and administrative expenses	5,047,000	5,019,000
Operating (loss) income	(74,000)	197,000
Other income, net	—	(14,000)
Interest expense	10,000	102,000
(Loss) income from continuing operations before income taxes	(84,000)	109,000
Income tax (benefit) expense	(24,000)	43,000
(Loss) income from continuing operations	(60,000)	66,000

Discontinued operations (Note 2)

Net income from discontinued operations, net of tax of $0 and $38,000 for the three-month periods ended March 31, 2017 and 2016	—	72,000
Gain on sale of discontinued operations, net of tax benefit of $0 and $141,000 for the three-month periods ended March 31, 2017 and 2016	—	12,185,000
Net income from discontinued operations	—	12,257,000

Net (loss) income	$(60,000)	$12,323,000

Basic (loss) earnings per share
Continuing operations	$(0.02)	$0.02
Discontinued operations	—	3.40
Net (loss) income	$(0.02)	$3.42

Diluted (loss) earnings per share
Continuing operations	$(0.02)	$0.02
Discontinued operations	—	3.24
Net (loss) income	$(0.02)	$3.26

Weighted average common shares outstanding:

Basic	3,598,000	3,601,000
Diluted	3,598,000	3,778,000

Net (loss) income	$(60,000)	$12,323,000
Other comprehensive income (loss)-foreign currency translation adjustment	26,000	(70,000)
Total comprehensive (loss) income	$(34,000)	$12,253,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

		Class A common stock, $1 par		Additional paid-in	Retained	Treasury stock		Accumulated other comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss

Balance, January 1, 2017	$47,590,000	4,181,000	$4,181,000	$12,906,000	$36,061,000	(584,000)	$(4,821,000)	$(737,000)

Net loss	(60,000)	—	—	—	(60,000)	—	—	—

Restricted common stock compensation	12,000	—	—	12,000	—	—	—	—

Dividends	(180,000)	—	—	—	(180,000)	—	—	—

Foreign currency translation adjustment	26,000	—	—	—	—	—	—	26,000

Balance, March 31, 2017	$47,388,000	4,181,000	$4,181,000	$12,918,000	$35,821,000	(584,000)	$(4,821,000)	$(711,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months
	ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net (loss) income from continuing operations	$(60,000)	$66,000
Net income from discontinued operations	—	12,257,000

Adjustments to reconcile net (loss) income from operations to net cash used in operating activities:

Non-cash charges:
Depreciation and amortization	319,000	409,000
Amortization of other intangible assets	206,000	308,000
Amortization of debt issue costs	9,000	98,000
Provision for losses on accounts receivable - net	1,000	2,000
Stock-based compensation	—	11,000
Restricted stock-based compensation	12,000	14,000
Deferred income taxes	(71,000)	(127,000)

Changes in operating assets and liabilities:
Accounts receivable	(716,000)	(719,000)
Inventories	(331,000)	(230,000)
Prepaid expenses and other current assets	(166,000)	(456,000)
Other assets	18,000	(1,639,000)
Accounts payable	59,000	190,000
Accrued compensation and benefits	(1,080,000)	(1,017,000)
Accrued other liabilities	(69,000)	218,000
Other liabilities	(5,000)	(4,000)
Total adjustments	(1,814,000)	(2,942,000)
Net cash used in operating activities – continuing operations	(1,874,000)	(2,876,000)
Net cash used in operating activities – discontinued operations	—	(840,000)

Net cash used in operating activities	$(1,874,000)	$(3,716,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months
	ended March 31,
	2017	2016
Cash Flows from Investing Activities:
Capital expenditures	$(231,000)	$(242,000)
Net cash used in investing activities – continuing operations	(231,000)	(242,000)
Net cash provided by investing activities – discontinued operations	—	20,163,000
Net cash (used in) provided by investing activities	(231,000)	19,921,000

Cash Flows from Financing Activities:
Dividend payments	(180,000)	—
Proceeds from exercise of stock options	—	23,000
Purchase of Class A common stock	—	(255,000)
Proceeds from short-term borrowings	—	16,998,000
Repayments of short-term borrowings	—	(7,912,000)
Repayments of term loans	—	(6,343,000)
Repayments of notes payable	(5,000)	(9,000)
Payments of bank financing costs	—	(23,000)
Net cash (used in) provided by financing activities – continuing operations	(185,000)	2,479,000
Net cash used in financing activities – discontinued operations	—	(18,716,000)
Net cash used in financing activities	(185,000)	(16,237,000)

Effect of exchange rate changes on cash	4,000	(11,000)
Net decrease in cash	(2,286,000)	(43,000)
Cash at beginning of period	3,699,000	927,000
Cash at end of period	$1,413,000	$884,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$1,000	$86,000
Income taxes	$—	$8,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

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

The consolidated balance sheet information as of December 31, 2016 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”). The interim financial statements contained herein should be read in conjunction with the 2016 Form 10-K.

The consolidated financial statements have been reported in U.S. dollars by translating asset and liability amounts of a foreign wholly-owned subsidiary at the closing exchange rate, equity amounts at historical rates and the results of operations and cash flow at the average of the prevailing exchange rates during the periods reported. As a result, the Company is exposed to foreign currency translation gains or losses. These gains or losses are presented in the Company’s consolidated financial statements as “Other comprehensive income (loss) - foreign currency translation adjustment”.

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

The Company

P&F is a Delaware corporation incorporated on April 19, 1963. Prior to February 11, 2016 (the “Nationwide Closing Date”), the effective date of the sale of its Nationwide Industries, Inc. (“Nationwide”) subsidiary, P&F operated in two primary lines of business or segments: (i) tools and other products (“Tools”) and (ii) hardware and accessories (“Hardware”). As a result of the sale of Nationwide, which had been reported in the Hardware segment, the Company currently only operates in the Tools business. See Note 2 to consolidated financial statements for further discussion.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES – (continued)

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

Hardware

Prior to the Nationwide Closing Date, the Company conducted its Hardware business through its wholly-owned subsidiary, Countrywide Hardware, Inc. (“Countrywide”). Countrywide conducted its business operations through its wholly-owned subsidiary, Nationwide. Nationwide was an importer and manufacturer of door, window and fencing hardware and accessories, including rollers, hinges, window operators, sash locks, custom zinc castings and door closers. Effective as of the Nationwide Closing Date, Countrywide sold Nationwide to an unrelated third party for approximately $22,200,000. See Note 2 to consolidated financial statements for further discussion.

Management Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses in those financial statements.  Certain significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, inventory, goodwill, intangible assets and other long-lived assets, income taxes and deferred taxes.  Descriptions of these policies are discussed in the Company’s 2016 Form 10-K.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate.  As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions.  Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES – (Continued)

New Accounting Pronouncements

Recently Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard reduces complexity in several aspects of the accounting for employee share-based compensation, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for fiscal 2017. The impact of the adoption was not material to the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”).  The standard simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value for entities using the first-in-first out method of valuing inventory.  ASU 2015-11 eliminates other measures required by current guidance to determine net realizable value.  ASU 2015-11 is effective for fiscal 2017.  The impact of the adoption was not material to the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 is aimed at reducing complexity in accounting standards. Currently, GAAP requires the deferred taxes for each jurisdiction to be presented as a net current asset or liability and net noncurrent asset or liability. This requires a jurisdiction-by-jurisdiction analysis based on the classification of the assets and liabilities to which the underlying temporary differences relate, or, in the case of loss or credit carryforwards, based on the period in which the attribute is expected to be realized. Any valuation allowance is then required to be allocated on a pro rata basis, by jurisdiction, between current and noncurrent deferred tax assets. To simplify presentation, the new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing requirement that only permits offsetting within a jurisdiction; companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. The new guidance is effective in fiscal years beginning after December 15, 2016, including interim periods within those years, with early adoption permitted. The Company early adopted and applied the new standard to all periods presented in the Consolidated Balance Sheets.

Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Accounting Standards Codification (“ASC”) Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years; earlier adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. Practical expedients are available for election as a package and if applied consistently to all leases. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial condition, results of operations and cash flows.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES – (Continued)

New Accounting Pronouncements

Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as a new Topic, ASC Topic 606, which supersedes existing accounting standards for revenue recognition and creates a single framework. Additional updates to Topic 606 issued by the FASB in 2015 and 2016 include the following:

•	ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of the new guidance such that the new provisions will now be required for fiscal years, and interim periods within those years, beginning after December 15, 2017;
•	ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations (reporting revenue gross versus net);
•	ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the implementation guidance on identifying performance obligations and classifying licensing arrangements;
•	ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies the implementation guidance in a number of other areas.

The underlying principle is to use a five-step analysis of transactions to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard permits the use of either a retrospective or modified retrospective application. The Company intends to use the modified retrospective approach. The Company is currently in the process of completing its assessment of any significant contract and assessing the impact the adoption of the new revenue standard and related updates will have on its consolidated financial statements and related disclosures. Thus far the Company does not believe the adoption of this standard and related updates will have a material effect on its consolidated financial statements and related disclosures. However, the Company will continue its evaluation of the standards update through the date of adoption. The standard update, as amended, will be effective for annual periods beginning after December 15, 2017.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which simplified the testing of goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measured a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 is effective for public companies for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is currently evaluating the effects that the adoption of ASU 2017-04 will have on its consolidated financial statements.

Other than the aforementioned, the Company does not believe that any other recently issued, but not yet effective accounting standard, if adopted, will have a material effect on its consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 – DISCONTINUED OPERATIONS

Sale of Nationwide Industries, Inc.

Effective as of the Nationwide Closing Date, the Company, as part of its strategic plan to focus on expanding its position in the power-tool and accessories market, sold Nationwide. On this date, P&F, Countrywide, Nationwide and Argosy NWI Holdings, LLC, a Delaware limited liability company (“Buyer”), entered into a Stock Purchase and Redemption Agreement (the “Stock Purchase Agreement”), pursuant to which, among other things, after giving effect to certain contributions and redemptions of Nationwide’s common shares (“Nationwide Shares”), the Buyer acquired all of the outstanding Nationwide Shares from Countrywide (the “Acquisition”). The purchase price for the Nationwide Shares acquired in the Acquisition was approximately $22,200,000, before giving effect to an estimated working capital adjustment, as defined in the Stock Purchase Agreement, of approximately $802,000 in favor of the Buyer. Further, in accordance with the Stock Purchase Agreement, the Company placed into escrow $1,955,000 (“escrow funds”), of which $250,000 related to the final working capital adjustment. Pursuant to the terms of the Stock Purchase Agreement, the final working capital adjustment amount was determined to be approximately $75,000 in the Company’s favor. As a result, during the three-month period ended June 30, 2016, the $250,000 portion of the escrow funds was released to the Company, and the final working capital adjustment amount of $75,000 was paid to the Company by the Buyer. In connection with the Acquisition, Countrywide agreed that, should it sell the real property it owned in Tampa, Florida, (the “Premises”) it will contribute an additional $400,000 into the escrow funds. In November 2016, the Premises were sold, and as a result Countrywide contributed the additional $400,000 into the aforementioned escrow funds. After paying closing costs, the net cash received from the Buyer was approximately $18,700,000.

The escrow funds, which are classified as Prepaid expenses and other current assets on the Company’s Consolidated Balance Sheet, are to be released in August 2017, less any claims made against these escrow funds, in accordance with the Stock Purchase Agreement. The Company believes that these escrow funds are highly collectible, and that it is more likely than not that with respect to any or all such potential claims made against the Company, these claims will not exceed the minimum dollar threshold amount of $150,000 required under the Stock Purchase Agreement. The Company has included $1,705,000 of the escrow funds in its gain on sale of Nationwide. Should claims made against the Company pursuant to the Stock Purchase Agreement exceed the minimum threshold, then to the extent such claims are resolved in favor of the Buyer under the terms of the Stock Purchase Agreement, the total amount of such claims will be recorded as a loss on sale of Nationwide in future periods.

As Nationwide was a substantial and unique business unit of the Company, its sale was a strategic shift. Accordingly, in accordance with ASC Topic 360, the Company has classified Nationwide as a discontinued operation in 2016.

The net income from discontinued operations, net of taxes in 2016 presented in the accompanying Consolidated Statements of Operations and Comprehensive (Loss) Income, is comprised of the following:

January 1, 2016 through February 11, 2016

Revenue	$1,830,000
Cost of goods sold	1,177,000
Gross margin	653,000
Selling and general and administrative expenses	483,000
Interest expense-net	60,000
Income before income taxes	110,000
Income taxes	38,000

Net income	$72,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 – DISCONTINUED OPERATIONS – (Continued)

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

 NOTE 3 – (LOSS) EARNINGS PER SHARE

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

The following table sets forth the elements of basic and diluted (loss) earnings per common share:

	Three months ended
	March 31,
	2017	2016
Numerator for basic and diluted (loss) earnings per common share:

Net (loss) income from continuing operations	$(60,000)	$66,000
Net income from discontinued operations	—	12,257,000
Net (loss) income	$(60,000)	$12,323,000

Denominator:
For basic earnings per share - weighted average common shares outstanding	3,598,000	3,601,000
Dilutive securities (1)	—	177,000
For diluted earnings per share - weighted average common shares outstanding	3,598,000	3,778,000

(1)	Dilutive securities consist of “in the money” stock options.

At March 31, 2017 and 2016, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Common Stock for the period. Options for the three months ended March 31, 2017 are anti-dilutive and are excluded from the computation of diluted earnings (loss) per share. The weighted average of anti-dilutive stock options outstanding was as follows:

	Three months ended
	March 31,
	2017	2016
Weighted average antidilutive stock options outstanding	71,000	89,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 – STOCK-BASED COMPENSATION

There were no options granted or issued during the three-month period ended March 31, 2017.

The following is a summary of the changes in outstanding options during the three-month period ended March 31, 2017:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding and Vested, January 1, 2017	423,817	$5.68	2.9	$1,271,704
Granted	—
Exercised	—
Forfeited	—
Expired	—
Outstanding and Vested, March 31, 2017	423,817	$5.68	2.6	$865,862

The number of shares of Common Stock available for issuance under the P&F Industries, Inc. 2012 Stock Incentive Plan (the “2012 Plan”) as of March 31, 2017 was 175,450. At March 31, 2017, there were 113,817 options outstanding issued under the 2012 Plan and 310,000 options outstanding issued under the 2002 Stock Incentive Plan.

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

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

As of March 31, 2017 and December 31, 2016, the carrying amounts reflected in the accompanying consolidated balance sheets for current assets and current liabilities approximated fair value due to the short-term nature of these accounts.

The fair value of the Prepaid expenses and other current assets, which consists primarily of escrowed funds from the sale of Nationwide, which was estimated to be the same as its carrying value, based on Level 3 inputs. The Company believes the escrow will be released to the Company in August 2017, in accordance with the terms and conditions set forth in the Stock Purchase Agreement.

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

NOTE 6 – ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	March 31, 2017	December 31, 2016
Accounts receivable	$8,713,000	$7,991,000
Allowance for doubtful accounts	(85,000)	(85,000)
	$8,628,000	$7,906,000

NOTE 7 – INVENTORIES

Inventories consist of:

	March 31, 2017	December 31, 2016
Raw material	$1,985,000	$1,918,000
Work in process	872,000	658,000
Finished goods	17,386,000	17,325,000
	$20,243,000	$19,901,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

Balance, January 1, 2017	$3,897,000
Currency translation adjustment	2,000
Balance, March 31, 2017	$3,899,000

Other intangible assets were as follows:

	March 31, 2017			December 31, 2016
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships (1)	$5,146,000	$1,137,000	$4,009,000	$5,143,000	$1,022,000	$4,121,000
Trademarks and trade names (1)	1,511,000	—	1,511,000	1,507,000	—	1,507,000
Trademarks and trade names (2)	200,000	9,000	191,000	200,000	5,000	195,000
Engineering drawings	330,000	154,000	176,000	330,000	148,000	182,000
Non-compete agreements (1)	214,000	167,000	47,000	212,000	150,000	62,000
Patents	1,205,000	732,000	473,000	1,205,000	666,000	539,000
Totals	$8,606,000	$2,199,000	$6,407,000	$8,597,000	$1,991,000	$6,606,000

(1)	A portion of these intangibles are maintained in a foreign currency, and are therefore subject to foreign exchange rate fluctuations.
(2)	These were previously considered an indefinite lived intangible asset of Hy-Tech, however as the result of the testing for impairment the Company began amortizing these intangible assets over a fifteen year useful life.

 Amortization expense of intangible assets from continuing operations subject to amortization was as follows:

Three months ended March 31,
2017	2016
$206,000	$308,000

The weighted average amortization period for intangible assets was as follows:

	March 31, 2017	December 31, 2016
Customer relationships	9.1	9.3
Trademarks and trade names (2)	14.3	14.5
Engineering drawings	8.6	8.8
Non-compete agreements	1.0	1.2
Patents	6.5	6.1

 Amortization expense for each of the next five years and thereafter is estimated to be as follows:

2018	$648,000
2019	563,000
2020	544,000
2021	508,000
2022	508,000
Thereafter	2,125,000
$4,896,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 9 – DEBT

In October 2010, the Company entered into a Loan and Security Agreement (“Credit Agreement”) with an affiliate of Capital One, National Association (“Capital One”, or the “Bank”). The Credit Agreement provides for a Revolver Loan (“Revolver”), borrowings under which are secured by the Company’s accounts receivable, mortgages on its real property (“Real Property”),  inventory and equipment. P&F and certain of its subsidiaries are borrowers under the Credit Agreement, and their obligations are cross-guaranteed by certain other subsidiaries. Revolver borrowings will bear interest at either LIBOR (“London InterBank Offered Rate”) or the Base Rate, as defined in the Credit Agreement, plus the Applicable Margin, as defined in the Credit Agreement. Further, the interest rate, either LIBOR or Base Rate, which is added to the Applicable Margin, is at the option of the Company. The Company is limited as to the number of LIBOR borrowings.

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

Contemporaneously with the sale of Nationwide, as discussed in Note 2, the Company entered into the Consent and Second Amendment to the Restated Loan Agreement (the “2016 Amendment”) with Capital One. The 2016 Amendment, among other things: (a) provided the Bank’s consent to the transactions contained in the Stock Purchase Agreement and the repurchase of certain shares and options discussed in Note 2 to the consolidated financial statements; (b) amended the Restated Loan Agreement by: (i) reducing the aggregate Commitment (as defined in the Restated Loan Agreement) to $11,600,000; (ii) reducing the Term Loan A to $100,000; (iii) reducing the Revolver Commitment to $10,000,000 (less the new Term Loan A balance of $100,000); (iv) reducing the Capex Loan Commitment to $1,600,000; (v) modifying certain financial covenants, (vi) lowering interest rate margins and fee obligations; and (vii) extending the expiration of the Credit Agreement to February 11, 2019. Additionally, the Bank released the mortgage on the Company’s Real Property located in Tampa, Florida.

The Company provides Capital One with, among other things, monthly financial statements, and monthly borrowing base certificates. The Company is required to comply with certain financial covenants. Under certain circumstances the Company would be required to submit certificates of compliance. The Company believes it is in compliance with all covenants under the Credit Agreement.

See Note 11 – Subsequent Events for discussion pertaining to the Second Amended Restated and Loan Agreement the Company entered into April 5, 2017 with Capital One.

SHORT–TERM BORROWINGS

At March 31, 2017 and December 31, 2016, there were no Revolver borrowings outstanding. Applicable LIBOR Margins in effect as of March 31, 2017 and December 31, 2016 was 1.50%. The Applicable Base Rate Margins in effect as of March 31, 207 and December 31, 2016 was 0.50%.

The Company purchased vehicles for use by its UAT salesforce. The current portion of the balance due relating to these vehicles is $8,000 at March 31, 2017 and $13,000 at December 31, 2016.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 9 – DEBT – (Continued)

LONG –TERM BORROWINGS

The Restated Loan Agreement provides for Term Loan A, which is secured by mortgages on the Real Property, accounts receivable, inventory and equipment. Term Loan A borrowings can be at either LIBOR, or at the Base Rate, or a combination of the two plus the Applicable Margins. At March 31, 2017 and December 31, 2016, margins on LIBOR borrowings were 1.5%. The Applicable Margin for borrowings at the Base Rate for the same timeframes was 0.5%. A portion of the net proceeds from the sale of Nationwide repaid all but $100,000 of this Term Loan A and, accordingly, such remaining balance is being borrowed at the LIBOR Rate, and is included in Long-term debt, less deferred financing fees on the Company’s Consolidated Balance Sheet at March 31, 2017 and December 31, 2016.

In accordance with ASU 2015-03, the Company reduced its long-term debt by $11,000 and $12,000, respectively, relating to debt issue costs as of March 31, 2017 and December 31, 2016.

NOTE 10 – DIVIDEND PAYMENTS

On January 26, 2017, the Company’s Board of Directors, in accordance with their dividend policy, declared a quarterly cash dividend of $0.05 per common share, which was paid on February 10, 2017, to shareholders of record at the close of business on February 6, 2017. The total amount of this dividend payment was approximately $180,000.

NOTE 11 – SUBSEQUENT EVENTS

On April 5, 2017 (the “Jiffy Closing Date”), Bonanza Holdings Corp., a Delaware corporation and newly formed wholly owned subsidiary (“Jiffy Buyer”) of Florida Pneumatic, Jiffy Air Tool, Inc. a Nevada corporation (“Seller”), The Jack E. Pettit—1996 Trust, the sole shareholder of Seller (the “Shareholder”), and Jack E. Pettit entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), pursuant to which, among other things, the Jiffy Buyer acquired (the “Jiffy Acquisition”) substantially all of the operating assets of Seller for $5,950,000 in addition to the assumption of certain payables and contractual obligations as set forth in the Asset Purchase Agreement. This amount is subject to a post-closing working capital adjustment. In addition, the Seller may be entitled to up to $1,000,000 in additional contingent consideration based upon certain revenue thresholds and other criteria set forth in the Asset Purchase Agreement with respect to two defined measurement periods occurring within approximately the first two years following the Jiffy Closing Date. Jiffy Air Tool, Inc. manufactures and distributes pneumatic tools and components, primarily sold to aerospace manufacturers.

Additionally, in connection with the Asset Purchase Agreement, a separate Purchase and Sale Agreement and Joint Escrow Instructions (the “Purchase and Sale Agreement” and together with the Asset Purchase Agreement, the “Agreements”) was entered into between Seller and Bonanza Properties Corp. (“Bonanza Properties”), a Delaware corporation and newly formed wholly owned subsidiary of Florida Pneumatic, pursuant to which Bonanza Properties purchased certain real property of the Seller. Pursuant to the Purchase and Sale Agreement, the purchase price for the real property was $1,050,000.

The total consideration ($5,950,000 plus $1,050,000) paid by the Jiffy Buyer to the Seller was from availability under the Revolver pursuant to the Second Amended and Restated Loan Agreement (defined below), less certain amounts escrowed pursuant to, among others, the terms of the Agreements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 11 – SUBSEQUENT EVENTS – (Continued)

As the Jiffy Acquisition has recently been completed, the Company is currently in the process of completing the purchase price allocation. As a result, the Company expects that the purchase price allocation will be included in the Company’s consolidated financial statements for the quarterly period ending June 30, 2017.

The following unaudited pro-forma combined financial information gives effect to the Jiffy Acquisition as if the Jiffy Acquisition was consummated January 1, 2016. This unaudited pro-forma financial information is presented for information purposes only, and is not intended to present actual results that would have been attained had the Jiffy Acquisition been completed as of January 1, 2016 (the beginning of the earliest period presented) or to project potential operating results as of any future date or for any future periods.

	For the Three-Month Period Ended March 31,
	2017	2016
Revenues	$14,694,000	$16,174,000
Net income	$8,000	$161,000
Earnings per share - basic and diluted	$0.00	$0.04

Contemporaneously with the Jiffy Acquisition,, the Company entered into a Second Amended and Restated Loan and Security Agreement, effective as of the Closing Date (the “Second Amended and Restated Loan Agreement”), with Capital One. The Second Amended and Restated Loan Agreement amended and restated the 2016 Amendment.

The Second Amended and Restated Loan Agreement, among other things, amended the Credit Agreement by: (1) the maximum amount the Company can borrow under the Revolver Commitment (as defined in the Second Amended and Restated Loan Agreement) increased from $10,000,000 to $16,000,000, subject to certain borrowing base criteria; (2) maintaining the existing Tranche A Commitment of up to $100,000; (3) maintaining the existing Capex Loan Commitment of up to $1,600,000, and (4) modifying certain borrowing base criteria as well as financial and other covenants.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of P&F Industries, Inc. and subsidiaries (“P&F”, or the “Company”). P&F and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to shareholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “would,” “could” and their opposites and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. Any forward-looking statements contained herein, including those related to the Company’s future performance, are based upon the Company’s historical performance and on current plans, estimates and expectations. All forward-looking statements involve risks and uncertainties. These risks and uncertainties could cause the Company’s actual results for all or part the 2017 fiscal year and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company for a number of reasons including, but not limited to:

•	Exposure to fluctuations in energy prices;

•	Debt and debt service requirements;

•	Borrowing and compliance with covenants under our credit facility;

•	Disruption in the global capital and credit markets;

•	The strength of the retail economy in the United States and abroad;

•	Supply chain disruptions;

•	Customer concentration;

•	Adverse changes in currency exchange rates;

•	Impairment of long-lived assets and goodwill;

•	Unforeseen inventory adjustments or changes in purchasing patterns;

•	Market acceptance of products;

•	Competition;

•	Price reductions;

•	Interest rates;

•	Litigation and insurance;

•	Retention of key personnel;

•	Acquisition of businesses;

•	Regulatory environment;

•	The threat of terrorism and related political instability and economic uncertainty; and

•	Information technology system failures and attacks,

and those other risks and uncertainties described in its Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”) and its other reports and statements filed by the Company with the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise. The Company cautions you against relying on any of these forward-looking statements.

Business

P&F and each of its subsidiaries are herein referred to collectively as the “Company.” In addition, the words “we”, “our” and “us” refer to the Company. Prior to February 11, 2016, (the “Nationwide Closing Date”) the effective date of the sale of its Nationwide Industries, Inc. (“Nationwide”) subsidiary, P&F operated in two primary lines of business or segments: (i) tools and other products (“Tools”) and (ii) hardware and accessories (“Hardware”). As a result of the sale of Nationwide, the Company currently only operates in the Tools segment. See Note 2 to the consolidated financial statements for further discussion.

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

Hardware

Prior to the Nationwide Closing Date,, the Company conducted its Hardware business through its wholly-owned subsidiary, Countrywide Hardware, Inc. (“Countrywide”). Countrywide conducted its business operations through its wholly-owned subsidiary, Nationwide. Nationwide was an importer and manufacturer of door, window and fencing hardware and accessories, including rollers, hinges, window operators, sash locks, custom zinc castings and door closers. On the Nationwide Closing Date, Countrywide sold Nationwide to an unrelated third party for approximately $22,200,000. See Note 2 to consolidated financial statements for further discussion.

KEY INDICATORS

Economic Measures

Much of our business is driven by the ebbs and flows of the general economic conditions in both the United States and, to a lesser extent, abroad. We focus on a wide array of customer types including, but not limited to large retailers, aerospace manufacturers, large and small resellers of pneumatic tools and parts, and automotive related customers. We tend to track the general economic conditions of the United States, industrial production and general retail sales.

A key economic measure relevant to us is the cost of the raw materials in our products. Key materials include metals, especially various types of steel and aluminum. Also important is the value of the United States Dollar (“USD”) in relation to the Taiwanese dollar (“TWD”), as we purchase a significant portion of our products from Taiwan. Purchases from Chinese sources are made in USD, however, if the Chinese currency, the Renminbi (“RMB”), were to be revalued against the USD, there could be a negative impact on the cost of our products. Additionally, we closely monitor the fluctuation in the Great British Pound (“GBP”) to the USD, and the GBP to TWD, both of which can have an impact on the consolidated results. In addition, we monitor the number of operating rotary drilling rigs in the United States, as a means of gauging oil production, which is a key factor in our sales into the oil and gas exploration and extraction sector.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Descriptions of these policies are discussed in the 2016 Form 10-K. Certain of these accounting policies require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities, revenues and expenses. On an ongoing basis, we evaluate estimates, including, but not limited to those related to bad debts, inventory reserves, goodwill and intangible assets, warranty reserves and taxes and deferred taxes. We base our estimates on historical data and experience, when available, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions.  Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

OVERVIEW

Key factors or events impacting our first quarter 2017 results of operations were:

●	Decline in revenue at Hy-Tech

●	Improved gross margins at Hy-Tech – (increase of 1.7 percentage points from first quarter 2016, and 19.4 percentage points increase over prior quarter.)

●	Expenses related to the Jiffy Acquisition

RESULTS OF OPERATIONS

Continuing operations

Unless otherwise discussed elsewhere in the Management’s Discussion and Analysis, we believe that our relationships with our key customers and suppliers remain satisfactory. The on-going weakness in the global oil and gas exploration and extraction markets continues to hamper both Hy-Tech and to a lesser degree, Florida Pneumatic. Further, there is a persistent weakness in the other markets that Hy-Tech serves, including power generation and construction.

We have elected not to renew our supply agreement with Sears, which will expire on September 30, 2017. While Sears remains at or close to complying with its payment terms to Florida Pneumatic, this difficult decision was based on a number of factors including Sears’ continuing financial difficulties, the sale of the Craftsman brand to Stanley Black & Decker and our level of working capital exposure in relation to our return on that investment with Sears. It is anticipated that our Sears inventory exposure should be eliminated by September 30, 2017 and that all accounts receivable should be collected by December 2017. However, at the present time, there can be no assurance that we will fully recover our working capital exposure.

RESULTS OF OPERATIONS

Continuing operations- (Continued)

Other than the aforementioned, there are no major trends or uncertainties that had, or we could reasonably expect could have, a material impact on our revenue, nor was there any unusual or infrequent event, transaction or any significant economic change that materially affected our results of operations.

During the first quarter of 2016, we sold Nationwide to an unrelated third party for approximately $22,200,000. As a result of this transaction, Nationwide’s 2016 results are reported under discontinued operations. Please see Note 2 - Discontinued Operations, to our consolidated financial statements for additional information.

The tables below provide an analysis of our net revenue from continuing operations for the three-month periods ended March 31, 2017 and 2016:

	Three months ended March 31
			Decrease
	2017	2016	$	%
Florida Pneumatic	$10,509,000	$10,830,000	$(321,000)	(3.0)%
Hy-Tech	2,707,000	3,669,000	(962,000)	(26.2)

Consolidated	$13,216,000	$14,499,000	$(1,283,000)	(8.8)%

Florida Pneumatic

Florida Pneumatic markets its air tool products to three primary sectors within the pneumatic tool market; retail, industrial/catalog and the automotive market. It also generates revenue from its Berkley products line as well as a line of air filters and other OEM parts (“Other”).

	Three months ended March 31,
	2017		2016		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Retail customers	$5,353,000	50.9%	$5,549,000	51.2%	$(196,000)	(3.5)%
Automotive	3,613,000	34.4	3,721,000	34.4	(108,000)	(2.9)
Industrial/catalog	1,334,000	12.7	1,357,000	12.5	(23,000)	(1.7)
Other	209,000	2.0	203,000	1.9	6,000	3.0
Total	$10,509,000	100.0%	$10,830,000	100.0%	$(321,000)	(3.0)%

RESULTS OF OPERATIONS

Continuing operations- (Continued)

The decline in Florida Pneumatic’s first quarter 2017 Retail revenue presented in the table above was driven primarily by a 7.1% reduction in shipments to Sears this quarter, compared to the same period in 2016, and a 2.3% drop in revenue attributable to The Home Depot. When comparing the three-month periods ended March 31, 2017 and 2016, our Automotive revenue, which consists primarily of sales of our AIRCAT product line, declined by 2.9%. Revenue in USD from our UAT division, headquartered in the United Kingdom, is also included in our Automotive revenue. UAT revenue in local currency (GBP), increased 8.2% this quarter compared to the same period in 2016, however when converted to USD its revenue declined 6.4% or approximately $47,000, due to a 13.6% decline in the foreign currency exchange rate. Lastly, although our Industrial/catalog revenue declined the first quarter of 2017, compared to the same period a year ago, revenue for this sector has begun to improve in the third quarter of 2016, however no assurance can be given that this trend will continue.

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

	Three months ended March 31,
	2017		2016		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
ATP	$2,406,000	88.9%	$3,406,000	92.8%	$(1,000,000)	(29.4)%
Other	301,000	11.1	263,000	7.2	38,000	14.4
Total	$2,707,000	100.0%	$3,669,000	100.0%	$(962,000)	(26.2)%

Approximately $686,000 of the decline in ATP revenue is due to a large customer that was acquired in the ATSCO acquisition dramatically reducing its purchases. We believe the decline in orders from this customer is due primarily to their possessing excess tools and parts, which they market to the oil and gas sector. Further, as mentioned in previous filings, we significantly curtailed our shipment of very low gross margin tools to one customer, accounting for $157,000 of the decline in ATP revenue. The largest component of Hy-Tech’s revenue is derived from the oil and gas sector. Currently this revenue, which accounts for approximately 30% to 35% of their total revenue, is driven by a number of factors, such as, the number of off-shore rigs located in the Gulf of Mexico, “turn-arounds” or plant maintenance activities and land rigs. During the first quarter of 2017, according to Baker Hughes Incorporated, the number of off-shore rigs in operation at March 31, 2017 was 22, compared to 26 in operation on March 31, 2016. While the number of land rigs has increased recently, we believe that there remains excess inventory of tools and spare parts. Additionally, we believe that the turn-around activities continue to lag, compared to historic levels, further negatively impacting Hy-Tech’s revenue. Further, we believe lower-priced imported tools and spare parts are impacting the marketplace. However, at March 31, 2017, Hy-Tech’s backlog increased approximately 50%, compared to a year ago, with orders from both existing and new customers. In 2016 we began to pursue alternate markets where we believe we can exploit our manufacturing expertise, and develop different applications for our tools, motors and accessories. We believe the development of this new marketing strategy has provided an opportunity to generate revenue from the new markets in 2017. Revenue from these new sources during the first quarter of 2017 was approximately $203,000, and is included in the ATP grouping. At March 31, 2017, Hy-Tech had more than $460,000 in orders for products within this new initiative.

RESULTS OF OPERATIONS

Continuing operations- (Continued)

Gross profit / margin

	Three months ended March 31,				Increase (decrease)
	2017		2016		Amount		%
Florida Pneumatic	$4,119,000		$4,124,000		$(5,000)		(0.1)%
As percent of respective revenue		39.2%		38.1%	1.1	%pts
Hy-Tech	$854,000		$1,092,000		$(238,000)		(21.8)
As percent of respective revenue		31.5%		29.8%	1.7	%pts
Total	$4,973,000		$5,216,000		$(243,000)		(4.7)%
As percent of respective revenue		37.6%		36.0%	1.6	%pts

Florida Pneumatic’s first quarter of 2017 gross margin improvement over the same period a year ago was driven primarily by improved product mix. The increase of 1.7 percentage points in Hy-Tech’s first quarter of 2017 gross margin, compared to the same period in 2016, was also driven primarily by product mix.

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

During the first quarter of 2017, our SG&A was $5,047,000, compared to $5,019,000 for the same three-month period in 2016. The increase was due in large part to an increase of $201,000 of professional fees and other related expenses incurred during the three-month period ended March 31, 2017, primarily due to the acquisition of Jiffy Air Tool, Inc., which is discussed in Note 11 to our consolidated financial statements and our on-going merger and acquisition efforts. This increase was partially offset by the reduction this quarter compared to the same period a year ago in depreciation and amortization expenses of $107,000, due primarily to the impairment of intangible assets of Hy-Tech related to both its original acquisition in 2007 and the acquisition of ATSCO in 2014. Variable expenses declined this quarter by $12,000, compared to the same period in 2016. Our compensation expense, which is comprised of base salaries and wages, accrued performance-based bonus incentives, associated payroll taxes and employee benefits, declined $12,000.

Other income – net

The real property that generated $14,000 of Other income – net during the three-month period ended March 31, 2016, was sold in November 2016. As such, there is no income of a similar nature for the first quarter of 2017. See Note 2 to our consolidated financial statements for further discussion.

RESULTS OF OPERATIONS

Continuing operations- (Continued)

Interest

	Three months ended March 31,		Decrease
	2017	2016	Amount	%
Interest expense attributable to:
Short-term borrowings	$1,000	$3,000	$(2,000)	(66.7)%
Term loans, including Capital Expenditure Term Loans	-	1,000	(1,000)	(100.0)
Amortization expense of debt issue costs	9,000	98,000	(89,000)	(90.8)

Total	$10,000	$102,000	$(92,000)	(90.2)%

In accordance with accounting guidance we have reported our short-term and term loan interest expense incurred during the period January 1, 2016 through February 11, 2016, which was the effective date of sale of Nationwide, in Discontinued operations. Further, as the result, of the Company and the Bank agreeing to significantly modify the Credit Agreement, we were required to write down and recognized as interest expense, the debt issue costs associated with the then existing Credit Agreement. As such, $80,000 is included in amortization expense of debt issue costs in our interest expense for the three-month period ended March 31, 2016. See Note 2 to our consolidated financial statements for further discussion on the sale of Nationwide and the 2016 Amendment. See Liquidity and Capital Resources elsewhere in this Management’s Discussion and Analysis section for further information regarding our bank loans.

Primarily the result of the sale of Nationwide and the real property located in Tampa, Florida, occurring in February and November 2016, respectively, our bank borrowings have, during the first quarter of 2017, been minimal. As a result, our average balance of short-term borrowings during the three-month period ended March 31, 2017 was $103,000, compared to $5,227,000 during the same three-month period in 2016.

However, as the result of the acquisition of Jiffy Air Tool Inc. in April 2017, our Revolver (as defined below), or short-term borrowings, will increase in future periods. See Note 11 – Subsequent Events to our consolidated financial statements for further discussion.

Income taxes

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis, and may change in subsequent interim periods. Accordingly, our effective tax rate for the three-month period ended March 31, 2017 was benefit of 28.6%, compared to the effective tax provision rate of 39.4% for the three-month period ended March 31, 2016. The Company’s effective tax rates for both periods were affected primarily by state taxes, non-deductible expenses and foreign tax rate differentials.

RESULTS OF OPERATIONS

Discontinued operations - 2016

Nationwide’s results of operations in our consolidated financial statements and Note 2, presents their revenue and cost of goods sold for the period January 1, 2016 through February 11, 2016. The SG&A incurred during the same period includes that of Nationwide plus $19,000 of expenses incurred at the corporate level that is specifically attributable to Nationwide. In accordance with current accounting guidance, we included, as part of discontinued operations, all interest expense incurred attributable to our Bank borrowings during the period January 1, 2016 through February 11, 2016. We recognized a gain of $12,185,000, on the sale of Nationwide during the three-month period ended March 31, 2016, which represented the difference between the adjusted net purchase price and the carrying value of Nationwide.

LIQUIDITY AND CAPITAL RESOURCES

We monitor such metrics as days’ sales outstanding, inventory requirements, inventory turns, estimated future purchasing requirements and capital expenditures to project liquidity needs, as well as evaluate return on assets. Our primary sources of funds are operating cash flows and our Revolver Loan (“Revolver”) with our Bank.

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	March 31, 2017	December 31, 2016
Working Capital	$28,409,000	$28,373,000
Current Ratio	6.60 to 1	5.60 to 1
Shareholders’ Equity	$47,388,000	$47,590,000

Credit facility

In October 2010, we entered into a Loan and Security Agreement (“Credit Agreement”) with an affiliate of Capital One, National Association (“Capital One”, or the “Bank”). The Credit Agreement provides for Revolver borrowings under which are secured by the Company’s accounts receivable, mortgages on its real property (“Real Property”),  inventory and equipment. P&F and certain of its subsidiaries are borrowers under the Credit Agreement, and their obligations are cross-guaranteed by certain other subsidiaries.

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

Contemporaneously with the sale of Nationwide in February 2016, we entered into a Consent and Second Amendment to the Restated Loan Agreement (the “2016 Amendment”) with Capital One. The 2016 Amendment, among other things, provided the Bank’s consent to the transactions contained in the Stock Purchase Agreement and the repurchase of certain shares and amended the Restated Loan Agreement by: (a) reducing the aggregate Commitment (as defined in the Restated Loan Agreement) to $11,600,000; (b) reducing the Term Loan A to $100,000; (c) reducing the Revolver Commitment to $10,000,000 (less the new Term Loan A balance of $100,000); (d) reducing the Capex Loan Commitment to $1,600,000; (e) modifying certain financial covenants; (f) lowering interest rate margins and fee obligations, and (g) extending the expiration of the Credit Agreement to February 11, 2019.

LIQUIDITY AND CAPITAL RESOURCES – (Continued)

The net funds provided by the sale of Nationwide of approximately $18,700,000 were used to pay down the Revolver, the Capex loans and the Term Loan A; however, the Amendment provided for $100,000 to remain outstanding under the Term Loan A, rather than pay it off in full so that the Company and Capital One could facilitate potential increased future term loan borrowings more inexpensively and efficiently.

At March 31, 2017 and December 31, 2016, we had no Revolver borrowings outstanding. Applicable LIBOR Margins in effect as of March 31, 2017 and December 31, 2016 was 1.50%. The Applicable Base Rate Margins in effect as of March 31, 2017 and December 31, 2016 was 0.50%.

Contemporaneously with the acquisition of the Jiffy Air Tool, Inc. business discussed in Note 11 to the consolidated financial statements, the Company entered into a Second Amended and Restated Loan and Security Agreement, effective as of the Closing Date (the “Second Amended and Restated Loan Agreement”), with Capital One. The Second Amended and Restated Loan Agreement amended and restated the 2016 Amendment.

The Second Amended and Restated Loan Agreement, among other things, amended the Credit Agreement by: (1) increasing the maximum amount the Company can borrow under the Revolver Commitment (as defined in the Second Amended and Restated Loan Agreement) from $10,000,000 to $16,000,000, subject to certain borrowing base criteria, and (2) modifying certain borrowing base criteria as well as financial and other covenants.

We believe that should a need arise whereby the current credit facility is insufficient, we can borrow additional amounts against our Real Property, as well as secure additional funds.

Cash flows

During the three-month period ended March 31, 2017, our net cash decreased to $1,413,000 from $3,699,000 at December 31, 2016.   Our total bank debt at March 31, 2017 and December 31, 2016 was $100,000. As discussed earlier and in Notes 2 and 9 to the consolidated financial statements, our reduction in debt is primarily due to the sale of Nationwide. The total debt to total book capitalization (total debt divided by total debt plus equity); at March 31, 2017 and December 31, 2016 was 0.2%.

In March 2016, our Board of Directors approved the initiation of a dividend policy under which the Company intends to declare quarterly cash dividends to its stockholders in the amount of $0.05 per quarter. During the three-month period ended March 31, 2017, our Board of Directors voted to approve the payment of a quarterly dividend. As such in February 2017, we paid a $0.05 per share dividend to the shareholders of record as of February 2017. The total of such dividend payment was $180,000. The Company continues to maintain the dividend policy; however, the declaration of dividends under this policy going forward is dependent upon the Company’s financial condition, results of operations, capital requirements and other factors deemed relevant by the Company’s board of directors.

During the three-month period ended March 31, 2017, we used $231,000 for capital expenditures, compared to $242,000 during the same period in the prior year.  Capital expenditures for the balance of 2017 are expected to be approximately $693,000, some of which may be financed through our credit facilities or financed through independent third party financial institutions. The remaining 2017 capital expenditures will likely be for machinery and equipment, tooling and computer hardware and software.

We believe that net cash flows from operations, plus the more than likely receipt in August 2017 of approximately $2,100,000 of escrow funds from the sale of Nationwide and available borrowings under our Credit Facility should provide sufficient cash to fund our consolidated cost structure for at least the next twelve months.

LIQUIDITY AND CAPITAL RESOURCES – (Continued)

Customer concentration

Florida Pneumatic has two customers, Sears and The Home Depot that, in the aggregate, at March 31, 2017, and December 31, 2016, accounted for 48.5% and 53.5%, respectively of our accounts receivable. To date, these customers remain at or close to complying with their payment terms. Further, these two customers in the aggregate, accounted for 40.5% of our revenue for the three-month period ended March 31, 2017, compared to 38.3%, for the same three-month period in 2016.

As previously mentioned we have elected not to renew an agreement with Sears, which will terminate September 30, 2017. We believe the loss of Sears’s revenue will have a negative impact our financial condition, but will not affect our ability to remain a going concern. Further, we believe the loss of both customers would negatively impact our working capital, but again would not affect our ability to remain a going concern.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Note 1 to our consolidated financial statements for a discussion of recent accounting standards and pronouncements.

We are currently evaluating the impact of the adoption of ASU 2016-02, Leases, on our consolidated financial condition, results of operations and cash flows. Other than the aforementioned, we do not believe that any other recently issued, but not yet effective accounting standard, if adopted, will have a material effect on our consolidated financial statements.

Item 3.             Quantitative And Qualitative Disclosures About Market Risk

Not required.

Item 4.             Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated, as of March 31, 2017, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of March 31, 2017, the Company’s management, including its CEO and CFO, concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

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

There have been no material changes to the legal proceedings disclosure described in our 2016 Form 10-K.

Item 1A.	Risk Factors

There were no material changes to the risk factors previously disclosed in our 2016 Form 10-K.

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

P&F INDUSTRIES, INC.
(Registrant)

/s/ JOSEPH A. MOLINO, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: May 12, 2017	(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit
2.1

Asset Purchase Agreement, dated as of April 5, 2017, by and among Bonanza Holdings Corp., Jack E. Pettit, Jiffy Air

Tool, Inc. and The Jack E. Pettit—1996 Trust (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated April 5, 2017).

2.2	Purchase and Sale Agreement and Joint Escrow Instructions, dated as of April 5, 2017, by and among Jiffy Air Tool, Inc. and Bonanza Properties Corp. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated April 5, 2017).

10.1	Second Amended and Restated Loan and Security Agreement dated as of April 5, 2017, by and among the Company, Florida Pneumatic Manufacturing Corporation and Hy-Tech Machine, Inc. as Borrowers, ATSCO Holdings Corp. Bonanza Holdings Corp., Bonanza Properties Corp., Continental Tool Group, Inc., Countrywide Hardware, Inc. Embassy Industries, Inc., Green Manufacturing, Inc., Exhaust Technologies, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc. and Woodmark International, L.P. as Guarantors and Capital One, National Association as Agent and Lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 5, 2017).

10.2	Third Amended and Restated Revolver Note dated as of April 5, 2017, by the Company, Florida Pneumatic Manufacturing Corporation and Hy-Tech Machine, Inc. in favor of Capital One, National Association (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 5, 2017).

10.3	Amended and Restated Tranche A Term Loan Note dated as of April 5, 2017 by the Company, Florida Pneumatic Manufacturing Corporation and Hy-Tech Machine, Inc. in favor of Capital One, National Association (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated April 5, 2017).

10.4

Second Amended and Restated Capex Loan Note dated as of April 5, 2017, by the Company, Florida Pneumatic

Manufacturing Corporation and Hy-Tech Machine, Inc. in favor of Capital One, National Association (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated April 5, 2017).

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

