Form 10-Q
period 2017-06-30
P&F INDUSTRIES INC
filed 2017-08-11
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company”in Rule 12b-2 of the Exchange Act.

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

As of August 8, 2017 there were 3,619,592 shares of the registrant’s Class A Common Stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS

Cash	$1,269,000	$3,699,000
Accounts receivable — net	9,781,000	7,906,000
Inventories	20,124,000	19,901,000
Prepaid expenses and other current assets	2,880,000	3,030,000
TOTAL CURRENT ASSETS	34,054,000	34,536,000

PROPERTY AND EQUIPMENT
Land	1,281,000	1,150,000
Buildings and improvements	6,136,000	5,209,000
Machinery and equipment	20,941,000	19,401,000
	28,358,000	25,760,000
Less accumulated depreciation and amortization	19,314,000	18,671,000
NET PROPERTY AND EQUIPMENT	9,044,000	7,089,000

GOODWILL	4,425,000	3,897,000

OTHER INTANGIBLE ASSETS — net	8,674,000	6,606,000

DEFERRED INCOME TAXES — net	1,812,000	1,793,000

OTHER ASSETS — net	124,000	130,000

TOTAL ASSETS	$58,133,000	$54,051,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Short-term borrowings	$4,537,000	$—
Accounts payable	2,787,000	2,398,000
Accrued compensation and benefits	1,204,000	1,733,000
Accrued other liabilities	1,231,000	2,019,000
Current maturities of long-term debt	4,000	13,000
TOTAL CURRENT LIABILITIES	9,763,000	6,163,000

Long–term debt, less current maturities	91,000	88,000
Other liabilities	892,000	210,000

TOTAL LIABILITIES	10,746,000	6,461,000

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued – 4,203,000 at June 30, 2017 and 4,181,000 at December 31, 2016	4,203,000	4,181,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	12,968,000	12,906,000
Retained earnings	35,657,000	36,061,000
Treasury stock, at cost – 584,000 shares at June 30, 2017 and December 31, 2016	(4,821,000)	(4,821,000)
Accumulated other comprehensive loss	(620,000)	(737,000)

TOTAL SHAREHOLDERS’ EQUITY	47,387,000	47,590,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$58,133,000	$54,051,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months		Six months
	ended June 30,		ended June 30,
	2017	2016	2017	2016

Net revenue	$15,359,000	$15,637,000	$28,575,000	$30,136,000
Cost of sales	9,937,000	10,332,000	18,180,000	19,615,000
Gross profit	5,422,000	5,305,000	10,395,000	10,521,000
Selling, general and administrative expenses	5,366,000	5,154,000	10,413,000	10,173,000
Impairment of goodwill and other intangible assets	—	8,311,000	—	8,311,000
Operating income (loss)	56,000	(8,160,000)	(18,000)	(7,963,000)
Other income, net	(24,000)	(18,000)	(24,000)	(32,000)
Interest expense	64,000	36,000	74,000	138,000
Income (loss) from continuing operations before income taxes	16,000	(8,178,000)	(68,000)	(8,069,000)
Income tax benefit	—	(2,808,000)	(24,000)	(2,765,000)
Income (loss) from continuing operations	16,000	(5,370,000)	(44,000)	(5,304,000)

Discontinued operations (Note 2)

Net income from discontinued operations, net of tax of $-0- and $38,000 for the three and six-month periods ended June 30, 2016	—	—	—	72,000
(Loss) gain on sale of discontinued operations, net of tax benefit of $-0- and $141,000 for the three and six-month periods ended June 30, 2016	—	(14,000)	—	12,171,000
(Loss) income from discontinued operations, net of tax	—	(14,000)	—	12,243,000

Net income (loss)	$16,000	$(5,384,000)	$(44,000)	$6,939,000

Basic earnings (loss) per share
Continuing operations	$—	$(1.49)	$(0.01)	$(1.47)
Discontinued operations	—	—	—	3.40
Net income (loss)	$—	$(1.49)	$(0.01)	$1.93

Diluted earnings (loss) per share
Continuing operations	$—	$(1.49)	$(0.01)	$(1.47)
Discontinued operations	—	—	—	3.40
Net income (loss)	$—	$(1.49)	$(0.01)	$1.93

Weighted average common shares outstanding:

Basic	3,611,000	3,595,000	3,605,000	3,598,000
Diluted	3,720,000	3,595,000	3,605,000	3,598,000

Net income (loss)	$16,000	$(5,384,000)	$(44,000)	$6,939,000
Other comprehensive income (loss) -foreign currency translation adjustment	91,000	(166,000)	117,000	(236,000)
Total comprehensive income (loss)	$107,000	$(5,550,000)	$73,000	$6,703,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

		Class A common stock, $1 par		Additional paid-in	Retained	Treasury stock		Accumulated other comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss

Balance, January 1, 2017	$47,590,000	4,181,000	$4,181,000	$12,906,000	$36,061,000	(584,000)	$(4,821,000)	$(737,000)

Net loss	(44,000)	—	—	—	(44,000)	—	—	—

Restricted common stock compensation	22,000	5,000	5,000	17,000	—	—	—	—

Exercise of stock options	62,000	17,000	17,000	45,000

Dividends	(360,000)	—	—	—	(360,000)	—	—	—

Foreign currency translation adjustment	117,000	—	—	—	—	—	—	117,000

Balance, June 30, 2017	$47,387,000	4,203,000	$4,203,000	$12,968,000	$35,657,000	(584,000)	$(4,821,000)	$(620,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months
	ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss from continuing operations	$(44,000)	$(5,304,000)
Net income from discontinued operations	—	12,243,000

Adjustments to reconcile net loss from operations to net cash provided by (used in) operating activities:

Non-cash charges:
Depreciation and amortization	650,000	823,000
Amortization of other intangible assets	439,000	586,000
Amortization of debt issue costs	25,000	108,000
Recovery for losses on accounts receivable - net	(5,000)	(1,000)
Stock-based compensation	—	13,000
Restricted stock-based compensation	22,000	25,000
Gain on sale of fixed assets	(1,000)	(6,000)
Deferred income taxes	(24,000)	(2,868,000)
Impairment of goodwill and other intangible assets	—	8,311,000
Changes in operating assets and liabilities:
Accounts receivable	(1,059,000)	(1,979,000)
Inventories	1,399,000	(531,000)
Prepaid expenses and other current assets	199,000	(186,000)
Other assets	32,000	(1,619,000)
Accounts payable	384,000	28,000
Accrued compensation and benefits	(618,000)	(641,000)
Accrued other liabilities	(822,000)	241,000
Other liabilities	(9,000)	(9,000)
Total adjustments	612,000	2,295,000
Net cash provided by (used in) operating activities – continuing operations	568,000	(3,009,000)
Net cash used in operating activities – discontinued operations	—	(840,000)

Net cash provided by (used in) operating activities	$568,000	$(3,849,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months
	ended June 30,
	2017	2016
Cash Flows from Investing Activities:
Capital expenditures	$(358,000)	$(766,000)
Purchase of net assets of Jiffy Air Tool, Inc.	(6,845,000)	—
Proceeds from disposal of assets	1,000	10,000
Net cash used in investing activities – continuing operations	(7,202,000)	(756,000)
Net cash provided by investing activities – discontinued operations	—	20,149,000
Net cash (used in) provided by investing activities	(7,202,000)	19,393,000

Cash Flows from Financing Activities:
Dividend payments	(360,000)	(1,976,000)
Proceeds from exercise of stock options	62,000	23,000
Purchase of Class A common stock	—	(255,000)
Net proceeds from short-term borrowings	4,537,000	11,793,000
Repayments of term loans	—	(6,343,000)
Repayments of notes payable	(10,000)	(17,000)
Payments of debt issue costs	(50,000)	(30,000)
Net cash provided by financing activities – continuing operations	4,179,000	3,195,000
Net cash used in financing activities – discontinued operations	—	(18,716,000)
Net cash provided by (used in) financing activities	4,179,000	(15,521,000)

Effect of exchange rate changes on cash	25,000	(43,000)
Net decrease in cash	(2,430,000)	(20,000)
Cash at beginning of period	3,699,000	927,000
Cash at end of period	$1,269,000	$907,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$36,000	$108,000
Income taxes	$335,000	$43,000

Supplemental disclosures of non-cash investing and financing activities:
Contingent consideration on acquisition	$692,000	$—

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

Customer concentration

The Company has two retail customers that, during the three and six-month periods ended June 30, 2017 accounted for 35.2% and 37.7%, respectively, of the Company’s revenue. For the same three and six-month periods in 2016 these two customers accounted for 46.2% and 42.4% of the Company’s revenue.

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

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES – (continued)

Tools

The Company conducts its Tools business through a wholly-owned subsidiary, Continental Tool Group, Inc. (“Continental”), which in turn operates through its wholly-owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”). Exhaust Technologies Inc. (“ETI”) and Universal Air Tool Company Limited (“UAT”) are wholly-owned subsidiaries of Florida Pneumatic. Effective April 5, 2017, Florida Pneumatic, through a wholly-owned subsidiary purchased substantially all of the operating assets, less certain payables of Jiffy Air Tool, Inc. (“Jiffy”). See Note 3 for further discussion. The business of Air Tool Service Company (“ATSCO”) operates through a wholly-owned subsidiary of Hy-Tech.

Florida Pneumatic is engaged in the importation and sale of pneumatic hand tools, primarily for the retail, industrial and automotive markets.  Florida Pneumatic also markets, through its Berkley Tool division (“Berkley”), a product line which includes pipe and bolt dies, pipe taps, wrenches, vises and stands, pipe and tubing cutting equipment, hydrostatic test pumps, and replacement electrical components for a widely-used brand of pipe cutting and threading machines. Lastly as the result of the acquisition of Jiffy, Florida Pneumatic now manufactures pneumatic tools marketed primarily to the aerospace sector.

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

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES – (Continued)

New Accounting Pronouncements

Recently Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting . The standard reduces complexity in several aspects of the accounting for employee share-based compensation, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for fiscal 2017. The impact of the adoption was not material to the Company’s consolidated financial statements.

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

Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. Accounting Standards Codification (“ASC”) Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years; earlier adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. Practical expedients are available for election as a package and if applied consistently to all leases. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

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

The underlying principle is to use a five-step analysis of transactions to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard permits the use of either a retrospective or modified retrospective application. The Company intends to use the modified retrospective approach. The Company is currently in the process of completing its assessment of any significant contract and assessing the impact the adoption of the new revenue standard and related updates will have on its consolidated financial statements and related disclosures. Thus far the Company does not believe the adoption of this standard and related updates will have a material effect on its consolidated financial statements. However, the Company will continue its evaluation of the standards update through the date of adoption. The standard update, as amended, will be effective for annual periods beginning after December 15, 2017.

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

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 – DISCONTINUED OPERATIONS

Sale of Nationwide Industries, Inc.

Effective as of the Nationwide Closing Date, the Company, as part of its strategic plan to focus on expanding its position in the power-tool and accessories market, sold Nationwide. On this date, P&F, Countrywide, Nationwide and Argosy NWI Holdings, LLC, a Delaware limited liability company (“Buyer”), entered into a Stock Purchase and Redemption Agreement (the “Stock Purchase Agreement”), pursuant to which, among other things, after giving effect to certain contributions and redemptions of Nationwide’s common shares (“Nationwide Shares”), the Buyer acquired all of the outstanding Nationwide Shares from Countrywide (the “Acquisition”). The purchase price for the Nationwide Shares acquired in the Acquisition was approximately $22,200,000, before giving effect to an estimated working capital adjustment, as defined in the Stock Purchase Agreement, of approximately $802,000 in favor of the Buyer. Further, in accordance with the Stock Purchase Agreement, the Company placed into escrow $1,955,000 (“escrow funds”), of which $250,000 related to the final working capital adjustment. Pursuant to the terms of the Stock Purchase Agreement, the final working capital adjustment amount was determined to be approximately $75,000 in the Company’s favor. As a result, during the three-month period ended June 30, 2016, the $250,000 portion of the escrow funds was released to the Company, and the final working capital adjustment amount of $75,000 was paid to the Company by the Buyer. In connection with the Acquisition, Countrywide agreed that, should it sell the real property it owned in Tampa, Florida, (the “Premises”) it will contribute an additional $400,000 into the escrow funds. In November 2016, the Premises were sold, and as a result Countrywide contributed the additional $400,000 into the aforementioned escrow funds, which currently aggregate to approximately $2,105,000. After paying closing costs, the net cash received from the Buyer was approximately $18,700,000.

The escrow funds, which are classified as Prepaid expenses and other current assets on the Company’s Consolidated Balance Sheet, are to be released in August 2017, less any claims made against these escrow funds, in accordance with the Stock Purchase Agreement. The Company believes that these escrow funds are highly collectible, and that it is more likely than not that with respect to any or all such potential claims made against the Company, these claims will not exceed the minimum dollar threshold amount of $150,000 required under the Stock Purchase Agreement. The Company has therefore included $1,705,000 of the escrow funds in its gain on sale of Nationwide. Should claims made against the Company pursuant to the Stock Purchase Agreement exceed the minimum threshold, then to the extent such claims are resolved in favor of the Buyer under the terms of the Stock Purchase Agreement, the total amount of such claims will be recorded as a loss on sale of Nationwide in future periods.

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

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 – ACQUISITION

On April 5, 2017 (the “Jiffy Closing Date”), Bonanza Holdings Corp., a Delaware corporation and newly formed wholly owned subsidiary (“Jiffy Buyer”) of Florida Pneumatic, Jiffy Air Tool, Inc. a Nevada corporation (“Seller”), The Jack E. Pettit—1996 Trust, the sole shareholder of Seller and Jack E. Pettit entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), pursuant to which, among other things, the Jiffy Buyer acquired (the “Jiffy Acquisition”) substantially all of the operating assets of Seller for $5,950,000, in addition to the assumption of certain payables and contractual obligations as set forth in the Asset Purchase Agreement. The purchase price was $5,950,000, less a post-closing working capital adjustment of $155,000, which was paid by Seller to the Company in June 2017. Additionally, the Seller may be entitled to up to $1,000,000 in additional consideration, which is contingent upon Jiffy achieving certain revenue thresholds and other criteria as set forth in the Asset Purchase Agreement within two defined measurement periods occurring within approximately the first two years following the Jiffy Closing Date.  Jiffy Air Tool, Inc. (“Jiffy”) manufactures and distributes pneumatic tools and components, primarily sold to aerospace manufacturers.

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

The initial total consideration ($5,950,000 plus $1,050,000) was paid by the Jiffy Buyer to the Seller from funds available under the Revolver, as defined in Note 10, pursuant to the Second Amended and Restated Loan Agreement (defined below), less certain amounts escrowed pursuant to, among others, the terms of the Agreements.

Total
Cash paid at closing	$7,000,000
Less: Working Capital Adjustment	(155,000)
Fair Value of Contingent Consideration	692,000
Total estimated purchase price	$7,537,000

As the Jiffy Acquisition has recently been completed, the Company is currently in the process of completing the purchase price allocation. As a result, the Company expects that the purchase price allocation should be finalized during its fiscal third quarter of 2017.

The following table presents preliminary purchase price allocation:

Accounts receivable	$789,000
Inventories	1,571,000
Other current assets	45,000

Land	131,000
Building	919,000
Machinery and equipment	1,196,000
Identifiable intangible assets:
Customer relationships	1,670,000
Trademarks and trade names	790,000
Non-compete agreements	17,000
Liabilities assumed	(110,000)
Goodwill	519,000
Total estimated purchase price	$7,537,000

 P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 – ACQUISITION – (Continued)

The excess of the total purchase price over the fair value of the net assets acquired, including the value of the identifiable intangible assets, has been allocated to goodwill. Goodwill will be amortized over 15 years for tax purposes, but not deductible for financial reporting purposes. The intangible assets subject to amortization will be amortized over 15 years for tax purposes. For financial reporting purposes, useful lives have been assigned as follows:

Customer relationships	15 years
Trademarks and trade names	Indefinite
Non-compete agreements	4 years

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

	Three months ended	Six months ended
	June 30,	June 30,
	2016	2017	2016
Revenue	$17,517,000	$30,053,000	$33,691,000
Net (Loss) Income	$(5,168,000)	$64,000	$(4,964,000)
Earnings per share – Basic	$(1.44)	$0.02	$(1.38)
Earnings per share – Diluted	$(1.44)	$0.02	$(1.38)

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 – EARNINGS (LOSS) PER SHARE

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

The following table sets forth the elements of basic and diluted earnings (loss) per common share:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator for basic and diluted earnings (loss) per common share:

Net income (loss) from continuing operations	$16,000	$(5,370,000)	$(44,000)	$(5,304,000)
Net (loss) income from discontinued operations	—	(14,000)	—	12,243,000
Net income (loss)	$16,000	$(5,384,000)	$(44,000)	$6,939,000

Denominator:
For basic earnings (loss) per share - weighted average common shares outstanding	3,611,000	3,595,000	3,605,000	3,598,000
Dilutive securities (1)	109,000	—	—	—
For diluted earnings (loss) per share - weighted average common shares outstanding	3,720,000	3,595,000	3,605,000	3,598,000

(1)	Dilutive securities consist of “in the money” stock options.

At June 30, 2017 and 2016, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Common Stock for the period. For all periods presented, other than the three months ended June 30, 2017, options are anti-dilutive and are excluded from the computation of diluted earnings (loss) per share. The weighted average of anti-dilutive stock options outstanding was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Weighted average antidilutive stock options outstanding	49,000	73,000	60,000	81,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 5 – STOCK-BASED COMPENSATION

There were no options granted or issued during the three and six-month periods ended June 30, 2017.

The following is a summary of the changes in outstanding options during the six-month period ended June 30, 2017:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding and Vested, January 1, 2017	423,817	$5.68	2.9	$1,271,704
Granted	—
Exercised	(16,722)	3.65
Forfeited	(6,793)	7.86
Expired	(71,069)	10.72
Outstanding and Vested, June 30, 2017	329,233	$4.65	2.7	$541,186

The number of shares of Common Stock available for issuance under the P&F Industries, Inc. 2012 Stock Incentive Plan (the “2012 Plan”) as of June 30, 2017 was 177,812. At June 30, 2017, there were 103,233 options outstanding issued under the 2012 Plan and 226,000 options outstanding issued under the 2002 Stock Incentive Plan.

Restricted Stock

The Company, in May 2017, granted 1,000 restricted shares of its Common Stock to each non-employee member of its Board of Directors, totaling 5,000 restricted shares. The Company determined that the fair value of these shares was $6.17 per share, which was the closing price of the Company’s Common Stock on the date of the grant. These shares cannot be traded earlier than the first anniversary of the grant date. As such, the Company is ratably amortizing the total non-cash compensation expense of approximately $31,000 in its selling, general and administrative expenses through May 2018.

The Company, in May 2016, granted 1,000 restricted shares of its Common Stock to each non-employee member of its Board of Directors, totaling 5,000 restricted shares. The Company determined that the fair value of these shares was $8.72 per share, which was the closing price of the Company’s Common Stock on the date of the grant. These shares could not have been traded earlier than the first anniversary of the grant date. As such, the Company ratably amortized the total non-cash compensation expense of approximately $44,000 in its selling, general and administrative expenses through May 2017.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 6 – FAIR VALUE MEASUREMENTS

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

As of June 30, 2017 and December 31, 2016, the carrying amounts reflected in the accompanying Consolidated Balance Sheets for current assets and current liabilities approximated fair value due to the short-term nature of these accounts.

The fair value of the Prepaid expenses and other current assets consists primarily of escrowed funds from the sale of Nationwide, which was estimated to be the same as its carrying value, based on Level 3 inputs. The Company believes the escrow will be released to the Company in August 2017, in accordance with the terms and conditions set forth in the Stock Purchase Agreement.

The fair value of the contingent consideration payable to the Seller of Jiffy, of $692,000, included in Other liabilities was determined applying Level 3 inputs. The fair value of this contingent consideration will be adjusted quarterly.

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

NOTE 7 – ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	June 30, 2017	December 31, 2016
Accounts receivable	$9,861,000	$7,991,000
Allowance for doubtful accounts	(80,000)	(85,000)
	$9,781,000	$7,906,000

NOTE 8 – INVENTORIES

Inventories consist of:

	June 30, 2017	December 31, 2016
Raw material	$1,855,000	$1,918,000
Work in process	1,443,000	658,000
Finished goods	16,826,000	17,325,000
	$20,124,000	$19,901,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

Balance, January 1, 2017	$3,897,000
Acquisition of Jiffy Air Tool, Inc.	519,000
Currency translation adjustment	9,000
Balance, June 30, 2017	$4,425,000

Other intangible assets were as follows:

	June 30, 2017			December 31, 2016
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships (1)	$6,827,000	$1,279,000	$5,548,000	$5,143,000	$1,022,000	$4,121,000
Trademarks and trade names (1)	2,315,000	—	2,315,000	1,507,000	—	1,507,000
Trademarks and trade names (2)	200,000	12,000	188,000	200,000	5,000	195,000
Engineering drawings	330,000	161,000	169,000	330,000	148,000	182,000
Non-compete agreements (1)	235,000	187,000	48,000	212,000	150,000	62,000
Patents	1,205,000	799,000	406,000	1,205,000	666,000	539,000
Totals	$11,112,000	$2,438,000	$8,674,000	$8,597,000	$1,991,000	$6,606,000

(1)	A portion of these intangibles are maintained in a foreign currency, and are therefore subject to foreign exchange rate fluctuations.
(2)	These were previously considered an indefinite lived intangible asset of Hy-Tech, however as the result of the testing for impairment the Company began amortizing these intangible assets over a 15 year useful life.

Amortization expense of intangible assets from continuing operations subject to amortization was as follows:

Three months ended June 30,		Six months ended June 30,
2017	2016	2017	2016
$233,000	$278,000	$439,000	$586,000

The weighted average amortization period for intangible assets was as follows:

	June 30, 2017	December 31, 2016
Customer relationships	10.6	9.3
Trademarks and trade names (see note 2 to the table above)	14.0	14.5
Engineering drawings	8.4	8.8
Non-compete agreements	1.9	1.2
Patents	7.0	6.1

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS – (Continued)

Amortization expense for each of the next five years and thereafter is estimated to be as follows:

2018	$704,000
2019	672,000
2020	648,000
2021	623,000
2022	620,000
Thereafter	3,092,000
$6,359,000

NOTE 10 – DEBT

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

Contemporaneously with the Jiffy Acquisition, the Company entered into a Second Amended and Restated Loan and Security Agreement, effective as of the Jiffy Closing Date (the “Second Amended and Restated Loan Agreement”), with Capital One. The Second Amended and Restated Loan Agreement amended and restated the previous amendment to the Credit Agreement.

The Second Amended and Restated Loan Agreement, among other things, amended the Credit Agreement by: (1) increasing the maximum amount the Company can borrow under the Revolver Commitment (as defined in the Second Amended and Restated Loan Agreement) to $16,000,000, subject to certain borrowing base criteria, and (2) modifying certain borrowing base criteria as well as financial and other covenants.

The Company provides Capital One with, among other things, monthly financial statements, and monthly borrowing base certificates. The Company is required to comply with certain financial covenants. The Company believes it is in compliance with all covenants under the Credit Agreement.

SHORT–TERM BORROWINGS

The Company had no revolver borrowings at December 31, 2016; however, primarily as the result of the acquisition discussed in Note 3, of Jiffy on April 5, 2017, the Company’s Revolver balance increased to $4,537,000 at June 30, 2017. The Applicable Margins added to LIBOR borrowings at June 30, 2017 was 1.75%, compared to 1.50% at December 31, 2016. The Applicable Margins added to the Base Rate (Prime rate) borrowings at June 30, 2017 was 0.75% and 0.50% at December 31, 2016.

The Company purchases vehicles for use by its UAT salesforce. The current portion of the balance due relating to these vehicles is $4,000 at June 30, 2017 and $13,000 at December 31, 2016.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 10 – DEBT – (Continued)

LONG –TERM BORROWINGS

The Credit Agreement, as amended, provides for a Term Loan A, which is secured by mortgages on the Company’s Real Property, accounts receivable, inventory and equipment. Term Loan A borrowings can be at either LIBOR, or at the Base Rate, or a combination of the two plus the Applicable Margins. The Applicable Margin added to LIBOR borrowings at June 30, 2017 was 1.75% and 1.50% at December 31, 2016. Applicable Margin for borrowings at the Base Rate (Prime rate) for the same timeframes was 0.75% and 0.50%, respectively. A portion of the net proceeds from the sale of Nationwide repaid all but $100,000 of Term Loan A. This balance is being borrowed at the LIBOR Rate, and is included in Long-term debt, less debt issue costs on the Company’s Consolidated Balance Sheet at June 30, 2017 and December 31, 2016.

In accordance with ASU 2015-03, the Company reduced its long-term debt by $9,000 and $12,000, respectively, relating to debt issue costs as of June 30, 2017 and December 31, 2016.

NOTE 11 – DIVIDEND PAYMENTS

On May 10, 2017, the Company’s Board of Directors, in accordance with their dividend policy, declared a quarterly cash dividend of $0.05 per common share, which was paid on May 26, 2017, to shareholders of record at the close of business on May 22, 2017. The total amount of this dividend payment was approximately $180,000. During the six-month period ended June 30, 2017, the Company has paid approximately $360,000 in dividends.

NOTE 12 – SUBSEQUENT EVENTS

On August 9, 2017, the Company’s Board of Directors authorized the Company’s management to repurchase up to 100,000 shares of the Company’s Class A Common Stock. This repurchase plan is expected to go into effect during the third quarter of 2017 and expires after 12 months.

The repurchases are expected to be made from time to time through a trading plan pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934 (the “Act”), and potentially through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Act. The actual timing, number and value of shares repurchased under the program will depend on a number of factors, including trading volume, timing and other constraints specified in the Rule 10b5-1 trading plan, price, general business and market conditions, and alternative investment opportunities.

The Company’s Board of Directors also declared a quarterly cash dividend of $0.05 per share of its Class A Common Stock, payable on August 25, 2017 to all stockholders of record as of the close of business on August 21, 2017.

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

Tools

The Company conducts its Tools business through a wholly-owned subsidiary, Continental Tool Group, Inc. (“Continental”), which in turn operates through its wholly-owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”). Exhaust Technologies Inc. (“ETI”) and Universal Air Tool Company Limited (“UAT”) are wholly-owned subsidiaries of Florida Pneumatic. Effective April 5, 2017, we purchased substantially all of the operating assets, less certain payables of Jiffy Air Tool, Inc. (“Jiffy”). See Note 3 to our consolidated financial statements for further discussion. The business of Air Tool Service Company (“ATSCO”) operates through a wholly-owned subsidiary of Hy-Tech.

Florida Pneumatic is engaged in the importation and sale of pneumatic hand tools, primarily for the retail, industrial and automotive markets. Florida Pneumatic also markets, through its Berkley Tool division (“Berkley”), a product line which includes pipe and bolt dies, pipe taps, wrenches, vises and stands, pipe and tubing cutting equipment, hydrostatic test pumps, and replacement electrical components for a widely-used brand of pipe cutting and threading machines. Lastly, as the result of the acquisition of Jiffy, Florida Pneumatic now manufactures pneumatic tools marketed primarily to the aerospace sector.

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

Hardware

Prior to the Nationwide Closing Date, we conducted our Hardware business through our wholly-owned subsidiary, Countrywide Hardware, Inc. (“Countrywide”). Countrywide conducted its business operations through its wholly-owned subsidiary, Nationwide. Nationwide was an importer and manufacturer of door, window and fencing hardware and accessories, including rollers, hinges, window operators, sash locks, custom zinc castings and door closers. On the Nationwide Closing Date, Countrywide sold Nationwide to an unrelated third party for approximately $22,200,000. See Note 2 to consolidated financial statements for further discussion.

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

A key economic measure relevant to us is the cost of the raw materials in our products. Key materials include metals, especially various types of steel and aluminum. Also important is the value of the United States Dollar (“USD”) in relation to the Taiwanese dollar (“TWD”), as we purchase a significant portion of our products from Taiwan. Purchases from Chinese sources are made in USD, however, if the Chinese currency, the Renminbi (“RMB”), were to be revalued against the USD, there could be a negative impact on the cost of our products. Additionally, we closely monitor the fluctuation in the Great British Pound (“GBP”) to the USD, and the GBP to TWD, both of which has had an impact on our consolidated results in 2017. In addition, we monitor the number of operating rotary drilling rigs in the United States, as a means of gauging oil production, which is a key factor in our sales into the oil and gas exploration and extraction sector.

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

OVERVIEW

Key factors or events impacting our second quarter 2017 results of operations were:

●	Acquisition of the Jiffy Air Tool, Inc.’s business

●	Decline in Florida Pneumatic’s Retail and Automotive revenue

●	Improved gross margins at Hy-Tech – (increase of 11.2 percentage points from second quarter 2016)

●	Expenses related to the Jiffy Acquisition

RESULTS OF OPERATIONS

Continuing operations

Unless otherwise discussed elsewhere in the Management’s Discussion and Analysis, we believe that our relationships with our key customers and suppliers remain satisfactory. The global oil and gas exploration and extraction have been the primary market of Hy-Tech, which until recently has begun to show signs of improving. Further, there remains a persistent weakness in the other markets that Hy-Tech serves, most notably power generation and construction.

We have elected not to renew our supply agreement with Sears, which will expire on September 30, 2017. While Sears remains at or close to complying with its payment terms to Florida Pneumatic, this difficult decision was based on a number of factors including Sears’ continuing financial difficulties, the sale of the Craftsman brand to Stanley Black & Decker and our level of working capital exposure in relation to our return on that investment pertaining to Sears. It is anticipated that our Sears inventory exposure should be eliminated by September 30, 2017 and that all accounts receivable should be collected by December 31, 2017. However, at the present time, there can be no assurance that we will fully recover our working capital exposure.

We believe in the near future that some more technically advanced battery operated hand tools will begin to satisfy certain customer applications where pneumatic tools have typically been used.

RESULTS OF OPERATIONS

Continuing operations - (Continued)

Other than the aforementioned, there are no major trends or uncertainties that had, or we could reasonably expect could have a material impact on our revenue, nor was there any unusual or infrequent event, transaction or any significant economic change that materially affected our results of operations.

During the first quarter of 2016, we sold Nationwide to an unrelated third party for approximately $22,200,000. As a result of this transaction, Nationwide’s 2016 results are reported under discontinued operations. Please see Note 2 - Discontinued Operations, to our consolidated financial statements for additional information.

REVENUE

The tables below provide an analysis of our net revenue from continuing operations for the three and six-month periods ended June 30, 2017 and 2016:

	Three months ended June 30,
			Increase (decrease)
	2017	2016	$	%
Florida Pneumatic	$12,132,000	$12,738,000	$(606,000)	(4.8)%
Hy-Tech	3,227,000	2,899,000	328,000	11.3

Consolidated	$15,359,000	$15,637,000	$(278,000)	(1.8)%

	Six months ended June 30,
			Decrease
	2017	2016	$	%

Florida Pneumatic	$22,641,000	$23,568,000	$(927,000)	(3.9)%
Hy-Tech	5,934,000	6,568,000	(634,000)	(9.7)

Consolidated	$28,575,000	$30,136,000	$(1,561,000)	(5.2)%

Florida Pneumatic

Florida Pneumatic markets its air tool products to four primary sectors within the pneumatic tool market; retail, automotive, industrial/catalog, and aerospace. It also generates revenue from its Berkley products line, as well as a line of air filters and other OEM parts (“Other”).

	Three months ended June 30,
	2017		2016		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Retail customers	$5,411,000	44.6%	$7,232,000	56.8%	$(1,821,000)	(25.2)%
Automotive	3,390,000	27.9	3,892,000	30.5	(502,000)	(12.9)
Industrial/catalog	1,250,000	10.3	1,241,000	9.8	9,000	0.7
Aerospace	1,862,000	15.4	130,000	1.0	1,732,000	1,332.3
Other	219,000	1.8	243,000	1.9	(24,000)	(9.9)
Total	$12,132,000	100.0%	$12,738,000	100.0%	$(606,000)	(4.8)%

RESULTS OF OPERATIONS

Continuing operations - (Continued)

	Six months ended June 30,
	2017		2016		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Retail customers	$10,764,000	47.5%	$12,780,000	54.2%	$(2,016,000)	(15.8)%
Automotive	7,003,000	30.9	7,613,000	32.3	(610,000)	(8.0)
Industrial/catalog	2,439,000	10.8	2,497,000	10.6	(58,000)	(2.3)
Aerospace	2,008,000	8.9	231,000	1.0	1,777,000	769.3
Other	427,000	1.9	447,000	1.9	(20,000)	(4.5)
Total	$22,641,000	100.0%	$23,568,000	100.0%	$(927,000)	(3.9)%

As discussed in Note 3 - Acquisition, to our consolidated financial statements, effective April 5, 2017 we acquired the Jiffy business. We believe Jiffy’s aerospace based revenue will be a significant component of Florida Pneumatic’s future revenue, and as such we will present and discuss “aerospace” revenue independent of Florida Pneumatic’s other lines of business going forward.

Ninety-six percent of the decline in Florida Pneumatic’s second quarter 2017 Retail revenue was due primarily to the reduction in shipments to Sears this quarter, compared to the same period in 2016. As discussed above, we elected not to renew an agreement with Sears, which is to expire on September 30, 2017. We believe the decline in Automotive revenue this quarter compared to the same three-month period in 2016 was the result of a major automotive parts distributor adjusting their inventory levels. Additionally, contributing to the lower Automotive revenue, was a decline in revenue from our UAT division headquartered in the United Kingdom, where its revenue declined approximately $171,000 when comparing the three-month periods ended June 30, 2017 and June 30, 2016. Lastly, our Industrial/catalog revenue increased slightly, compared to the same period a year ago; we believe that activity in this sector has begun to improve, however no assurance can be given that this trend will continue.

With respect to our year to date results, 91% of the decline in our Retail revenue was due primarily to the reduction in shipments to Sears, compared to the same period in 2016. During the first six months of 2016 there was a roll-out of new tools to The Home Depot, which did not occur in 2017, accounting for the decline in year-to-date revenue from The Home Depot. When comparing our Automotive revenue for the six-month periods ended June 30, 2017 and 2016, more than 82% of the decline occurred during the fiscal second quarter and was discussed previously. Our Industrial/catalog revenue, while sluggish during the first three months of 2017, has begun to see slight improvement during the second quarter of 2017. The acquisition of Jiffy has enabled us to approach the aerospace sector with a much stronger brand. As a result, our six-month revenue for this sector, has expanded nearly eight-fold.

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

	Three months ended June 30,
	2017		2016		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
ATP	$2,888,000	89.5%	$2,490,000	85.9%	$398,000	16.0%
Other	339,000	10.5	409,000	14.1	(70,000)	(17.1)
Total	$3,227,000	100.0%	$2,899,000	100.0%	$328,000	11.3%

RESULTS OF OPERATIONS

Continuing operations - (Continued)

	Six months ended June 30,
	2017		2016		Decrease
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
ATP	$5,294,000	89.2%	$5,896,000	89.8%	$(602,000)	(10.2)%
Other	640,000	10.8	672,000	10.2	(32,000)	(4.8)
Total	$5,934,000	100.0%	$6,568,000	100.0%	$(634,000)	(9.7)%

Significant components contributing to the increase in second quarter 2017 ATP revenue, compared to the same period in 2016, include growth in Hy-Tech’s ATP parts business and a resurgence in activity from a large customer acquired in the ATSCO acquisition that had placed little to no orders for several quarters. Additionally, in 2016 we began to pursue alternate markets where we believed we could exploit our manufacturing expertise, and develop different applications for our tools, motors and accessories. We believe the development of this new marketing strategy will provide an opportunity to generate revenue from the new markets in 2017 and beyond. Revenue from these new markets during the second quarter of 2017 was approximately $298,000. Although Hy-Tech’s second quarter 2017 revenue has increased compared to the first quarter of 2017, we believe that there continues to be an excess inventory of tools and spare parts in the distribution channels. Additionally, we believe that the turn-around activities in the oil and gas sector continue to lag, compared to historic levels, further negatively impacting Hy-Tech’s revenue. Lastly, we believe lower-priced imported tools and spare parts are also adversely impacting the marketplace. Lastly, Hy-Tech has recently begun to develop a new marketing strategy that is intended to re-energize the gear and hydraulic stopper business.

The fluctuation in Hy-Tech’s revenue for the first six months of 2017 compared to the same period in 2016 was primarily due to the decline in ATP revenue from a large customer that was acquired in the ATSCO acquisition greatly reducing its purchases in the first quarter of 2017, compared to its purchases during the first quarter of 2016. The decision by this customer to cease placing orders began sometime in mid-2016. However, as discussed above this customer began to purchase products during the second quarter of 2017. Further, shipments of the very low gross margin tools declined, contributing to the reduction in ATP revenue. A major component of Hy-Tech’s revenue is derived from the oil and gas sector. Currently, oil and gas sector revenue accounts for approximately 30% to 35% of Hy-Tech’s total revenue. This revenue stream is driven by a number of factors, such as, the number of off-shore rigs located in the Gulf of Mexico, “turn-arounds” or plant maintenance activities and, to a lesser extent, land rigs. We believe the lag in turn-around activities and a growing presence of lower-priced imported tools and spare parts are impacting this marketplace. Further, as discussed earlier, Hy-Tech is currently pursuing alternate markets where it believes it can exploit its manufacturing expertise, and develop different applications for its tools, motors and accessories. Revenue from these new sources during the first six months of 2017 was approximately $501,000, and is included in the ATP grouping. At June 30, 2017, Hy-Tech had more than $590,000 in open orders for products within this new initiative. Lastly, Hy-Tech’s total backlog at June 30, 2017, increased approximately 65%, compared to its backlog at June 30, 2016.

RESULTS OF OPERATIONS

Continuing operations - (Continued)

Gross profit / margin

	Three months ended June 30,				Increase (decrease)
	2017		2016		Amount		%
Florida Pneumatic	$4,418,000		$4,727,000		$(309,000)		(6.5)
As percent of respective revenue		36.4%		37.1%	(0.7	)% pts
Hy-Tech	$1,004,000		$578,000		$426,000		73.7
As percent of respective revenue		31.1%		19.9%	11.2	% pts
Total	$5,422,000		$5,305,000		$117,000		2.2
As percent of respective revenue		35.3%		33.9%	1.4	% pts

	Six months ended June 30,				Increase (decrease)
	2017		2016		Amount		%
Florida Pneumatic	$8,537,000		$8,851,000		$(314,000)		(3.5)
As percent of respective revenue		37.7%		37.6%	0.1	% pts
Hy-Tech	$1,858,000		$1,670,000		$188,000		11.3
As percent of respective revenue		31.3%		25.4%	5.9	% pts
Total	$10,395,000		$10,521,000		$(126,000)		(1.2)
As percent of respective revenue		36.4%		34.9%	1.5	% pts

Florida Pneumatic’s second quarter of 2017 gross margin declined when compared to the same period in 2016, primarily due to customer and product mix. There were no significant changes in our cost structure or selling price. Jiffy’s gross margin approximates that of Florida Pneumatic’s other non-retail product lines.

Florida Pneumatic’s overall gross margin for the six-month period ended June 30, 2017 is essentially the same as the gross margin for the same period in 2016.

Hy-Tech’s 2017 second quarter gross margin increased 11.2 percentage points, a 56.3% improvement over the same period a year ago. Factors contributing to the positive change include, among other things: (a) in the second quarter of 2016, we reviewed certain components of Hy-Tech’s inventory and determined that it was necessary to lower the carrying value, which resulted in lower gross margin and gross profit, (b) during the second quarter of 2016, Hy-Tech’s overhead absorption was diminished primarily due to reduced manufacturing, negatively impacting that quarter’s results, and (c) lastly, during the first six months of 2016, we were shipping a line of very low gross margin tools to a major customer. During the second quarter of 2017, shipments for the low gross margin tools declined compared to the prior year. Additional factors contributing to the improvement in Hy-Tech’s gross margin include such things as improved overhead absorption as manufacturing activity has increased, inventory turns are healthier, which in turn reduces charges for slow moving inventory, and the sale of the low margin tools has been lower this year compared to the prior year. However, there is a balance of these low margin tools that we believe will be shipped sometime during 2017; however it is difficult to predict exactly when this customer will request the completion of the order.

Hy-Tech’s gross margin for the six-month period ended June 30, 2017, improved 5.9 percentage points, when compared to the same period a year ago. In addition to the primary factors to this improvement discussed above, gross margin on the products being sold under its new marketing initiative are slightly below its historical range. However we believe that as volume of these products increases, manufacturing expertise will improve, thus increasing margin.

Selling and general and administrative expenses

Selling, general and administrative expenses, (“SG&A” or “operating expenses”) include salaries and related costs, commissions, travel, administrative facilities, communications costs and promotional expenses for our direct sales and marketing staff, administrative and executive salaries and related benefits, legal, accounting and other professional fees as well as general corporate overhead and certain engineering expenses.

RESULTS OF OPERATIONS

Continuing operations - (Continued)

During the second quarter of 2017, our SG&A was $5,366,000, compared to $5,154,000 for the same three-month period in 2016. The increase was due in large part to acquisition of Jiffy in April 2017, which added approximately $450,000 to our SG&A. Other significant components of the change include: (i) a $33,000 reduction in non-Jiffy compensation expenses, which is comprised of base salaries and wages, accrued performance-based bonus incentives, associated payroll taxes and employee benefits; (ii) a decrease in variable expenses of $208,000, due primarily to lower Retail revenue; (iii) a decrease in corporate related expenses of $40,000; and (iv) a reduction in amortization and depreciation expenses of $69,000, due mostly to the reduction in Hy-Tech’s intangible assets, which were written down in 2016. The reductions were partially offset by an increase in professional fees of $172,000, most of which was incurred as the result of the Jiffy acquisition.

Our SG&A for the six-month period ended June 30, 2017 was $10,413,000, compared to $10,173,000 for the same period in 2016. As noted above the most significant component to the net increase was the addition of Jiffy’s SG&A of $450,000. Other significant components include reductions in: (i) non-Jiffy compensation expenses of $45,000; (ii) variable expenses of $220,000 due primarily to lower Retail revenue; (iii) depreciation and amortization of $176,000, due mostly to the reduction in Hy-Tech’s intangible assets, which were written down in 2016; and (iv) corporate related expenses of $104,000. The reductions were partially offset by an increase in professional fees of $438,000, which include fees and expenses related to the Jiffy acquisition and recruitment fees for executive positions at Hy-Tech.

Impairment of goodwill and other intangible assets

During the second quarter of 2016, we determined that an interim impairment analysis of the goodwill recorded in connection with Hy-Tech and ATSCO was necessary. As a result of the aforementioned, it was determined that Hy-Tech's short and long-term projections at that time had indicated an inability to generate sufficient discounted future cash flows to support the recorded amounts of goodwill, other intangible assets and other long-lived assets necessitating the impairment charge. Accordingly, adhering to current accounting literature, we recorded an impairment charge of $8,311,000 relating to goodwill and other intangible assets during the second quarter of 2016.

Other income – net

The real property that generated $18,000 and $32,000 of Other income – net during the three and six-month periods ended June 30, 2016, respectively, was sold in November 2016. As such, there is no income of a similar nature for 2017. Other income of $24,000 for the three and six-month periods ended June 30, 2017 is due to the receipt of the balance of an escrow related to the sale of the real property that was located in Tampa, Florida and used by Nationwide Industries Inc. See Note 2 to our consolidated financial statements for further discussion.

RESULTS OF OPERATIONS

Continuing operations - (Continued)

Interest

	Three months ended June 30,		Increase (decrease)
	2017	2016	Amount	%
Interest expense attributable to:
Short-term borrowings	$48,000	$23,000	$25,000	108.7%
Term loans, including Capital Expenditure Term Loans	1,000	3,000	(2,000)	(66.7)
Amortization expense of debt issue costs	15,000	10,000	5,000	50.0

Total	$64,000	$36,000	$28,000	77.8%

	Six months ended June 30,		Increase (decrease)
	2017	2016	Amount	%
Interest expense attributable to:
Short-term borrowings	$49,000	$26,000	$23,000	88.5%
Term loans, including Capital Expenditure Term Loans	1,000	4,000	(3,000)	(75.0)
Amortization expense of debt issue costs	24,000	108,000	(84,000)	(77.8)

Total	$74,000	$138,000	$(64,000)	(46.4)%

Primarily the result of the sale of Nationwide and the real property located in Tampa, Florida, occurring in February and November 2016, respectively, our total bank borrowings, during the first quarter of 2017, were minimal. However, as discussed in Note 3 - Acquisition, to our consolidated financial statements, on April 5, 2017, we purchased the net assets of Jiffy and real property located in Carson City, Nevada. The funding for this transaction was from our Revolver Loan, which is our short-term borrowing. As the result, our short-term interest expense incurred during the three-month period ended June 30, 2017 increased over the second quarter of 2016.

In accordance with accounting guidance we have reported our short-term and term loan interest expense incurred during the period January 1, 2016 through February 11, 2016, which was the effective date of sale of Nationwide, in Discontinued operations. Further, as the result of the Company and Capital One, National Association (“Capital One”, or the “Bank”) agreeing to significantly modify the Credit Agreement, as defined below, we were required to write down and recognized as interest expense, the debt issue costs associated with the then existing Credit Agreement. As such, $38,000 is included in amortization expense of debt issue costs in our interest expense for the three-month period ended March 31, 2016. See Note 2 to our consolidated financial statements for further discussion on the sale of Nationwide. See Liquidity and Capital Resources elsewhere in this Management’s Discussion and Analysis section for further information regarding our bank loans.

Our average balance of short-term borrowings during the three and six-month periods ended June 30, 2017 was $6,011,000 and $3,073,000, respectively, compared to $2,978,000 and $4,103,000, respectively, during the same periods in 2016.

Income taxes

At the end of each interim reporting period, we estimate an effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit applicable to continuing operations, on a year-to-date basis, and may change in subsequent interim periods. As a result, our effective tax rate applicable to continuing operations for the three and six-months ended June 30, 2017 was 0% and 35.3%, respectively. For the same periods in 2016 our effective tax rate applicable to continuing operations was 34.3%. The Company’s effective tax rates for both periods were affected primarily by state taxes, non-deductible expenses and foreign tax rate differentials.

RESULTS OF OPERATIONS

Discontinued operations - 2016

Nationwide’s results of operations in our consolidated financial statements and Note 2, presents their revenue and cost of goods sold for the period January 1, 2016 through February 11, 2016. The SG&A incurred during the same period includes that of Nationwide plus $19,000 of expenses incurred at the corporate level that is specifically attributable to Nationwide. In accordance with current accounting guidance, we included, as part of discontinued operations, all interest expense incurred attributable to our Bank borrowings during the period January 1, 2016 through February 11, 2016. We recognized a gain of $12,171,000, on the sale of Nationwide. This gain represents the difference between the adjusted net purchase price and the carrying value of Nationwide.

LIQUIDITY AND CAPITAL RESOURCES

We monitor such metrics as days’ sales outstanding, inventory requirements, inventory turns, estimated future purchasing requirements and capital expenditures to project liquidity needs, as well as evaluate return on assets. Our primary sources of funds are operating cash flows and our Revolver Loan (“Revolver”) with our Bank.

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	June 30, 2017	December 31, 2016
Working Capital	$24,291,000	$28,373,000
Current Ratio	3.49 to 1	5.60 to 1
Shareholders’ Equity	$47,387,000	$47,590,000

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

At our option, Revolver borrowings will bear interest at either LIBOR (“London InterBank Offered Rate”) or the Base Rate, as the term is defined in the Credit Agreement, plus the Applicable Margin, as defined in the Credit Agreement. The interest rate, either LIBOR or Base Rate, which is added to the Applicable Margin, is at our option. We are limited in the number of LIBOR borrowings.

Contemporaneously with the acquisition of the Jiffy Air Tool, Inc. business discussed in Note 3 to the consolidated financial statements, we entered into a Second Amended and Restated Loan and Security Agreement, effective as of the Closing Date (the “Jiffy Amendment”), with Capital One. The Jiffy Amendment amended and restated the previous amendment to the Credit Agreement.

The Jiffy Amendment, among other things, amended the Credit Agreement by: (1) increasing the maximum amount we can borrow under the Revolver Commitment (as defined) from $10,000,000 to $16,000,000, subject to certain borrowing base criteria, and (2) modifying certain borrowing base criteria as well as financial and other covenants.

LIQUIDITY AND CAPITAL RESOURCES – (Continued)

The net funds of approximately $18,700,000 provided by the sale of Nationwide in 2016 were used to pay down the Revolver, Capex loans and the Term Loan A; however, we and the Bank agreed to have $100,000 remain outstanding under the Term Loan A, rather than pay it off in full, thus providing the Company and Capital One the ability to potentially increase future term loan borrowings more efficiently and at lower costs.

Primarily the result of the Jiffy acquisition, our Revolver borrowing at June 30, 2017 increased to $4,537,000, compared to no short term borrowings at December 31, 2016. Revolver borrowings can be at either LIBOR or at the Base Rate, as defined in the Credit Agreement with Capital One. Applicable LIBOR Margins in effect at June 30, 2017, was 1.75%, compared to 1.50% at December 31, 2016. The Applicable Base Rate Margins in effect as of June 30, 2017 and December 31, 2016 were 0.75% and 0.50%, respectively.

Cash flows

During the six-month period ended June 30, 2017, our net cash decreased to $1,269,000 from $3,699,000 at December 31, 2016.   Our total bank debt at June 30, 2017, driven by the Jiffy acquisition, which was discussed in Note 3 to the accompanying consolidated financial statements, was $4,637,000, compared to $100,000 at December 31, 2016. The total debt to total book capitalization (total debt divided by total debt plus equity) at June 30, 2017 was 8.9%, compared to 0.2% at December 31, 2016.

In March 2016, our Board of Directors approved the initiation of a dividend policy under which the Company intends to declare quarterly cash dividends to its stockholders in the amount of $0.05 per quarter. During the six-month period ended June 30, 2017, our Board of Directors voted to approve the payment of two quarterly dividends. As such, in February 2017, and May 2017, we paid a $0.05 per share dividend to the shareholders of record as of February 6, 2017, and May 22, 2017. The aggregate of such dividend payments was approximately $360,000. Our Board of Directors expects to maintain the dividend policy, however, the future declaration of dividends under this policy is dependent upon several factors, which includes such things as our overall financial condition, results of operations, capital requirements and other factors our board may deemed relevant.

During the six-month period ended June 30, 2017, we used $358,000 for capital expenditures, compared to $766,000 during the same period in the prior year.  Capital expenditures for the balance of 2017 are expected to be approximately $560,000, some of which may be financed through our credit facilities or financed through independent third party financial institutions. The remaining 2017 capital expenditures will likely be for machinery and equipment, tooling and computer hardware and software.

We believe that net cash flows from operations, available borrowings under our current Credit Facility should provide sufficient cash to fund our consolidated cost structure for at least the next 12 months from the date of this filing. Additionally, we anticipate the receipt in August 2017 of approximately $2.1 million that has been held in escrow in connection with the sale of Nationwide.

LIQUIDITY AND CAPITAL RESOURCES – (Continued)

Customer concentration

Florida Pneumatic has two customers, Sears and The Home Depot that, in the aggregate, at June 30, 2017, and December 31, 2016, accounted for 48.1% and 53.5%, respectively of our accounts receivable. To date, these customers remain at or close to complying with their payment terms. Further, these two customers in the aggregate, accounted for 35.2% and 37.7%, respectively, of our revenue for the three and six-month period ended June 30, 2017, compared to 46.2% and 42.4% for the same three and six-month periods in 2016.

As previously mentioned we have elected not to renew an agreement with Sears, which will terminate September 30, 2017. We believe the loss of Sears’s revenue will have a negative impact on our financial condition, but will not affect our ability to remain a going concern.

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

We are currently evaluating what if any impact there will be on our consolidated financial condition, results of operations and cash flows upon the adoption of ASU No. 2014-09, Revenue from Contracts with Customers, and related updates thereto.

Other than the aforementioned, we do not believe that any other recently issued, but not yet effective accounting standard, if adopted, will have a material effect on our consolidated financial statements.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated, as of June 30, 2017, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of June 30, 2017, the Company’s management, including its CEO and CFO, concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

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

Set out below is risk factor previously disclosed in our 2016 Form 10-K, which has been amended by adding the last sentence. This risk factor, as amended, should be considered in addition to the other risk factors previously disclosed in our 2016 Form 10-K. Other than this amended risk factor, there were no material changes to such previously disclosed risk factors.

Market acceptance of products.   There can be no assurance that the market continues its acceptance of the products we introduced in recent years or will accept new products (including the introduction of products into new geographic markets) introduced or scheduled for introduction in 2017. There can also be no assurance that the level of sales generated from these new products or geographic markets relative to our expectations will materialize. Furthermore, there can be no assurance that the market acceptance of the Company’s products will not diminish due to technological advances in the Company’s competitors’ products.

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

P&F INDUSTRIES, INC.
(Registrant)

/s/ JOSEPH A. MOLINO, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: August 11, 2017	(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit
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

