Form 10-Q
period 2017-09-30
P&F INDUSTRIES INC
filed 2017-11-13
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 7, 2017 there were 3,603,872 shares of the registrant’s Class A Common Stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

TABLE OF CONTENTS

		PAGE

PART I — FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine-month periods ended September 30, 2017 and 2016 (unaudited)	3

	Consolidated Statement of Shareholders’ Equity for the nine months ended September 30, 2017 (unaudited)	4

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II — OTHER INFORMATION		33

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Mine Safety Disclosures	33

Item 5.	Other Information	33

Item 6.	Exhibits	33

Signature		34

Exhibit Index		35

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS

Cash	$1,205,000	$3,699,000
Accounts receivable — net	10,994,000	7,906,000
Inventories	20,090,000	19,901,000
Prepaid expenses and other current assets	925,000	3,030,000
TOTAL CURRENT ASSETS	33,214,000	34,536,000

PROPERTY AND EQUIPMENT
Land	1,281,000	1,150,000
Buildings and improvements	6,136,000	5,209,000
Machinery and equipment	20,160,000	19,401,000
	27,577,000	25,760,000
Less accumulated depreciation and amortization	18,770,000	18,671,000
NET PROPERTY AND EQUIPMENT	8,807,000	7,089,000

GOODWILL	4,445,000	3,897,000

OTHER INTANGIBLE ASSETS — net	8,709,000	6,606,000

DEFERRED INCOME TAXES — net	1,643,000	1,793,000

OTHER ASSETS — net	120,000	130,000

TOTAL ASSETS	$56,938,000	$54,051,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Short-term borrowings	$2,334,000	$—
Accounts payable	3,247,000	2,398,000
Accrued compensation and benefits	1,694,000	1,733,000
Accrued other liabilities	1,449,000	2,019,000
Current maturities of long-term debt	—	13,000
TOTAL CURRENT LIABILITIES	8,724,000	6,163,000

Long - term debt, less current maturities	92,000	88,000
Other liabilities	901,000	210,000

TOTAL LIABILITIES	9,717,000	6,461,000

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued – 4,203,000 at September 30, 2017 and 4,181,000 at December 31, 2016	4,203,000	4,181,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	12,996,000	12,906,000
Retained earnings	35,481,000	36,061,000
Treasury stock, at cost – 596,000 shares at September 30, 2017 and 584,000 at December 31, 2016	(4,910,000)	(4,821,000)
Accumulated other comprehensive loss	(549,000)	(737,000)

TOTAL SHAREHOLDERS’ EQUITY	47,221,000	47,590,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$56,938,000	$54,051,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months		Nine months
	ended September 30,		ended September 30,
	2017	2016	2017	2016

Net revenue	$15,782,000	$14,633,000	$44,357,000	$44,769,000
Cost of sales	10,198,000	10,128,000	28,377,000	29,743,000
Gross profit	5,584,000	4,505,000	15,980,000	15,026,000
Selling, general and administrative expenses	5,352,000	4,915,000	15,765,000	15,088,000
Impairment of goodwill and other intangible assets	—	—	—	8,311,000
Operating income (loss)	232,000	(410,000)	215,000	(8,373,000)
Other expense (income), net	11,000	(43,000)	(13,000)	(75,000)
Interest expense	50,000	26,000	124,000	164,000
Income (loss) from continuing operations before income taxes	171,000	(393,000)	104,000	(8,462,000)
Income tax expense (benefit)	166,000	(107,000)	142,000	(2,872,000)
Income (loss) from continuing operations	5,000	(286,000)	(38,000)	(5,590,000)

Discontinued operations (Note 2)

Income from discontinued operations, net of tax of $-0- and $38,000 for the three and nine-month periods ended September 30, 2016, respectively.	—	—	—	72,000
Gain on sale of discontinued operations, net of tax benefit of $187,000 and $328,000 for the three and nine-month periods ended September 30, 2016, respectively.	—	187,000	—	12,358,000
Income from discontinued operations, net of tax	—	187,000	—	12,430,000

Net income (loss)	$5,000	$(99,000)	$(38,000)	$6,840,000

Basic (loss) earnings per share
Continuing operations	$—	$(0.08)	$(0.01)	$(1.55)
Discontinued operations	—	0.05	—	3.45
Net (loss) income	$—	$(0.03)	$(0.01)	$1.90

Diluted (loss) earnings per share
Continuing operations	$—	$(0.08)	$(0.01)	$(1.55)
Discontinued operations	—	0.05	—	3.45
Net (loss) income	$—	$(0.03)	$(0.01)	$1.90

Weighted average common shares outstanding:

Basic	3,617,000	3,598,000	3,609,000	3,598,000
Diluted	3,777,000	3,598,000	3,609,000	3,598,000

Net income (loss)	$5,000	$(99,000)	$(38,000)	$6,840,000
Other comprehensive income (loss) - foreign currency translation adjustment	71,000	(63,000)	188,000	(299,000)
Total comprehensive income (loss)	$76,000	$(162,000)	$150,000	$6,541,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

		Class A common stock, $1 par		Additional paid-in	Retained	Treasury stock		Accumulated other comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss

Balance, January 1, 2017	$47,590,000	4,181,000	$4,181,000	$12,906,000	$36,061,000	(584,000)	$(4,821,000)	$(737,000)

Net loss	(38,000)	—	—	—	(38,000)	—	—	—

Restricted common stock compensation	30,000	5,000	5,000	25,000	—	—	—	—

Stock - based compensation	20,000	—	—	20,000	—	—	—	—

Exercise of stock options	62,000	17,000	17,000	45,000	—	—	—	—

Dividends	(542,000)	—	—	—	(542,000)	—	—	—

Purchase of Treasury stock	(89,000)	—	—	—	—	(12,000)	(89,000)	—

Foreign currency translation adjustment	188,000	—	—	—	—	—	—	188,000

Balance, September 30, 2017	$47,221,000	4,203,000	$4,203,000	$12,996,000	$35,481,000	(596,000)	$(4,910,000)	$(549,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months
	ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss from continuing operations	$(38,000)	$(5,590,000)
Net income from discontinued operations	—	12,430,000

Adjustments to reconcile net loss from operations to net cash provided by (used in) operating activities:

Non-cash charges:
Depreciation and amortization	975,000	1,227,000
Amortization of other intangible assets	620,000	803,000
Amortization of debt issue costs	42,000	118,000
Recovery for losses on accounts receivable - net	(12,000)	—
Stock-based compensation	20,000	13,000
Restricted stock-based compensation	30,000	39,000
(Gain) loss on sale of fixed assets	(8,000)	3,000
Deferred income taxes	142,000	(3,163,000)
Fair value change in contingent consideration	14,000	—
Impairment of goodwill and other intangible assets	—	8,311,000
Changes in operating assets and liabilities:
Accounts receivable	(2,252,000)	(2,166,000)
Inventories	1,468,000	(681,000)
Prepaid expenses and other current assets	2,154,000	(1,947,000)
Other assets	45,000	60,000
Accounts payable	842,000	1,304,000
Accrued compensation and benefits	(129,000)	(209,000)
Accrued other liabilities	(623,000)	287,000
Other liabilities	(14,000)	(14,000)
Total adjustments	3,314,000	3,985,000
Net cash provided by (used in) operating activities – continuing operations	3,276,000	(1,605,000)
Net cash used in operating activities – discontinued operations	—	(653,000)

Net cash provided by (used in) operating activities	$3,276,000	$(2,258,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months
	ended September 30,
	2017	2016
Cash Flows from Investing Activities:
Capital expenditures	$(444,000)	$(894,000)
Purchase of net assets of Jiffy Air Tool, Inc.	(6,845,000)	—
Purchase of patents	(200,000)	—
Proceeds from disposal of assets	8,000	30,000
Net cash used in investing activities – continuing operations	(7,481,000)	(864,000)
Net cash provided by investing activities – discontinued operations	—	20,149,000
Net cash (used in) provided by investing activities	(7,481,000)	19,285,000

Cash Flows from Financing Activities:
Dividend payments	(542,000)	(2,156,000)
Proceeds from exercise of stock options	62,000	23,000
Purchase of Class A Common Stock	(89,000)	(255,000)
Net proceeds from short-term borrowings	2,334,000	10,536,000
Repayments of term loans	—	(6,343,000)
Repayments of notes payable	(14,000)	(27,000)
Payments of debt issue costs	(74,000)	(30,000)
Net cash provided by financing activities – continuing operations	1,677,000	1,748,000
Net cash used in financing activities – discontinued operations	—	(18,716,000)
Net cash provided by (used in) financing activities	1,677,000	(16,968,000)

Effect of exchange rate changes on cash	34,000	(45,000)
Net (decrease) increase in cash	(2,494,000)	14,000
Cash at beginning of period	3,699,000	927,000
Cash at end of period	$1,205,000	$941,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$74,000	$123,000
Income taxes	$342,000	$88,000

Supplemental disclosure of non-cash investing and financing activities:
Contingent consideration on acquisition	$692,000	$—

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the management of the Company, as defined below, these unaudited consolidated financial statements include all adjustments necessary to present fairly the information set forth therein. All such adjustments, except for those adjustments relating to discontinued operations, are of a normal recurring nature. Results for interim periods are not necessarily indicative of results to be expected for a full year.

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

Customer Concentration

The Company has one retail customer that during the three and nine-month periods ended September 30, 2017 accounted for 23.6% and 27.6%, respectively, of the Company’s revenue. Whereas for the same three and nine-month periods in 2016, the Company had two retail customers that accounted for 45.3% and 43.4%, respectively, of the Company’s revenue. Additionally, the Company has two retail customers that, in the aggregate, at September 30, 2017 and December 31, 2016, accounted for 39.6% and 53.5%, respectively, of the Company’s accounts receivable.

Out - of - period Adjustment

During the preparation of the Company’s tax provision for the three and nine-month periods ended September 30, 2017, it determined that the effect of forfeitures, expiration and exercise of certain of its common stock options should have been reflected in its second quarter and six-month period ended June 30, 2017’s income tax provision. The Company has concluded that this error was immaterial based upon a qualitative and quantitative analysis. As such, the Company reflected such effect in its three and nine-month period ended September 30, 2017.

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

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES – (Continued)

Tools

The Company conducts its Tools business through a wholly-owned subsidiary, Continental Tool Group, Inc. (“Continental”), which in turn operates through its wholly-owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”). Exhaust Technologies Inc. (“ETI”) and Universal Air Tool Company Limited (“UAT”) are wholly-owned subsidiaries of Florida Pneumatic. Effective April 5, 2017, Florida Pneumatic, through a wholly-owned subsidiary, purchased substantially all of the operating assets, less certain payables of Jiffy Air Tool, Inc. See Note 3 for further discussion. The business of Air Tool Service Company (“ATSCO”) operates through a wholly-owned subsidiary of Hy-Tech.

Florida Pneumatic is engaged in the importation and sale of pneumatic hand tools, primarily for the retail, industrial and automotive markets.  Florida Pneumatic also markets, through its Berkley Tool division (“Berkley”), a product line which includes pipe and bolt dies, pipe taps, wrenches, vises and stands, pipe and tubing cutting equipment, hydrostatic test pumps, and replacement electrical components for a widely-used brand of pipe cutting and threading machines. Lastly as the result of the Jiffy acquisition, Florida Pneumatic now manufactures pneumatic tools marketed primarily to the aerospace sector.

Hy-Tech designs, manufactures and sells a wide range of industrial products under the brands ATP, ATSCO, Ozat, Numatx, Thaxton and Quality Gear. These products, including heavy duty air tools, industrial grinders, impact sockets, hydro-pneumatic riveters, hydrostatic test plugs, air motors and custom gears, are all sold direct to major end users as well as through a broad network of Industrial and Fluid Power Distributors. Industries served include power generation, petrochemical, construction, railroad, mining, ship building and fabricated metals. Hy-Tech also manufactures components, assemblies and finished product for various Original Equipment Manufacturers under their own brand names.

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

Management Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses in those financial statements.  Certain significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, inventory, goodwill, intangible assets, and other long-lived assets, contingent consideration, income taxes and deferred taxes.  Descriptions of these policies are discussed in the Company’s 2016 Form 10-K.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate.  As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions.  Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES – (Continued)

New Accounting Pronouncements

Recently Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard reduces complexity in several aspects of the accounting for employee share-based compensation, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The ASU is effective for fiscal 2017. The impact of the adoption was not material to the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”).  The standard simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value for entities using the first-in, first-out method of valuing inventory.  ASU 2015-11 eliminates other measures required by current guidance to determine net realizable value.  ASU 2015-11 is effective for fiscal 2017.  The impact of the adoption was not material to the Company’s consolidated financial statements.

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

The underlying principle is to use a five-step analysis of transactions to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard permits the use of either a retrospective or modified retrospective application. The Company is in the final assessment phase of what impact, if any, the new revenue standard and related updates will have on its consolidated financial statements and related disclosures, and based on its preliminary assessment, other than additional disclosures in its Notes to its consolidated financial statements, there will be no material impact to its consolidated financial statements. The standard update, as amended, will be effective for annual periods beginning after December 15, 2017.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplified the testing of goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measured a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 is effective for public companies for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is currently evaluating the effects that the adoption of ASU 2017-04 will have on its consolidated financial statements.

Other than the aforementioned, the Company does not believe that any other recently issued, but not yet effective accounting standard, if adopted, will have a material effect on its consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 – DISCONTINUED OPERATIONS

Sale of Nationwide Industries, Inc.

The Company, as part of its strategic plan to focus on expanding its position in the power-tool and accessories market, sold Nationwide in February 2016. On the Nationwide Closing Date, P&F, Countrywide, Nationwide and Argosy NWI Holdings, LLC, a Delaware limited liability company (“Buyer”), entered into a Stock Purchase and Redemption Agreement (the “Stock Purchase Agreement”), pursuant to which, among other things, after giving effect to certain contributions and redemptions of Nationwide’s common shares (“Nationwide Shares”), the Buyer acquired all of the outstanding Nationwide Shares from Countrywide (the “Acquisition”). The purchase price for the Nationwide Shares acquired in the Acquisition was approximately $22,200,000, before giving effect to an estimated working capital adjustment, as defined in the Stock Purchase Agreement, of approximately $802,000 in favor of the Buyer. Further, in accordance with the Stock Purchase Agreement, the Company placed into escrow $1,955,000 (“escrow funds”), of which $250,000 related to the final working capital adjustment. Pursuant to the terms of the Stock Purchase Agreement, the final working capital adjustment amount was determined to be approximately $75,000 in the Company’s favor. As a result, during the three-month period ended June 30, 2016, the $250,000 portion of the escrow funds was released to the Company, and the final working capital adjustment amount of $75,000 was paid to the Company by the Buyer. In connection with the Acquisition, Countrywide agreed that, should it sell the real property it owned in Tampa, Florida (the “Premises”), it will contribute an additional $400,000 into the escrow funds. In November 2016, the Premises were sold, and as a result Countrywide contributed the additional $400,000 into the aforementioned escrow funds which, at that time, aggregated to approximately $2,105,000. In accordance with the Stock Purchase Agreement, in August 2017, as no claims were made against the Escrow funds, the Company received the full amount of the escrow plus interest.

At the closing of the Acquisition, after paying closing costs, the net cash received from the Buyer was approximately $18,700,000.

As Nationwide was a substantial and unique business unit of the Company, its sale was a strategic shift. Accordingly, in accordance with ASC Topic 360, the Company, in 2016, classified Nationwide as a discontinued operation.

The net income from discontinued operations, net of taxes in 2016 presented in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss), is comprised of the following:

January 1, 2016 through February 11, 2016

Revenue	$1,830,000
Cost of goods sold	1,177,000
Gross margin	653,000
Selling and general and administrative expenses	483,000
Interest expense - net	60,000
Income before income taxes	110,000
Income taxes	38,000

Net income	$72,000

  The Company recognized a gain of $12,185,000, on the sale of Nationwide during the three-month period ended March 31, 2016, which represents the difference between the adjusted net purchase price and the carrying book value of Nationwide. During the three-month period ended June 30, 2016, the Company incurred an additional $14,000 in expenses related to the sale. For income tax purposes, the Company’s tax basis in Nationwide was greater than the net proceeds, thus resulting in a tax loss. This tax loss may only be applied against future capital gain transactions.  During the three-month period ended March 31, 2016; the Company recorded a tax benefit of $141,000, net of a valuation allowance against the gain on sale.  In November 2016, Countrywide completed the sale of the real property located in Tampa Florida, which was treated as a capital gain transaction for tax purposes.  As a result, during the three-month period ended September 30, 2016, the Company removed the valuation allowance initially recorded against the tax loss, resulting in an additional $187,000 tax benefit recorded against the gain on sale.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 – ACQUISITION

On April 5, 2017 (the “Jiffy Closing Date”), Bonanza Holdings Corp. (now known as Jiffy Air Tool, Inc.), a Delaware corporation and newly formed wholly-owned subsidiary (“Jiffy”) of Florida Pneumatic, Jiffy Air Tool, Inc. a Nevada corporation (“Jiffy Seller”), The Jack E. Pettit—1996 Trust, the sole shareholder of Jiffy Seller and Jack E. Pettit, entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), pursuant to which, among other things, Jiffy acquired (the “Jiffy Acquisition”) substantially all of the operating assets of Jiffy Seller for $5,950,000, in addition to the assumption of certain payables and contractual obligations as set forth in the Asset Purchase Agreement. Jiffy manufactures and distributes pneumatic tools and components, primarily sold to aerospace manufacturers. The purchase price was $5,950,000, less a post-closing working capital adjustment of $155,000, which was paid by Jiffy Seller to the Company in June 2017.

Additionally, the Jiffy Seller may be entitled to up to $1,000,000 in additional consideration, which is contingent upon Jiffy achieving certain revenue thresholds and other criteria as set forth in the Asset Purchase Agreement within two defined measurement periods occurring within approximately the first two years following the Jiffy Closing Date.

In connection with the Asset Purchase Agreement, a separate Purchase and Sale Agreement and Joint Escrow Instructions (the “Purchase and Sale Agreement” and together with the Asset Purchase Agreement, the “Agreements”) was entered into between Jiffy Seller and Bonanza Properties Corp. (“Bonanza Properties”), a Delaware corporation and newly formed wholly-owned subsidiary of Florida Pneumatic, pursuant to which Bonanza Properties purchased certain real property of the Jiffy Seller. Pursuant to the Purchase and Sale Agreement, the purchase price for the real property was $1,050,000.

The initial total consideration ($5,950,000 plus $1,050,000) was paid by Jiffy to the Jiffy Seller from funds available under the Revolver, as defined in Note 10, pursuant to the Second Amended and Restated Loan Agreement (defined below), less certain amounts escrowed pursuant to, among others, the terms of the Agreements.

Total
Cash paid at closing	$7,000,000
Less working capital adjustment	(155,000)
Fair value of contingent consideration	692,000
Total estimated purchase price	$7,537,000

The following table presents preliminary purchase price allocation:

Accounts receivable	$789,000
Inventories	1,571,000
Other current assets	45,000

Land	131,000
Building	919,000
Machinery and equipment	1,196,000
Identifiable intangible assets:
Customer relationships	1,670,000
Trademarks and trade names	790,000
Non-compete agreements	17,000
Liabilities assumed	(125,000)
Goodwill	534,000
Total estimated purchase price	$7,537,000

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

	Three months ended	Nine months ended
	September 30,	September 30,
	2016	2017	2016
Revenue	$16,400,000	$45,835,000	$50,092,000
Net (loss) income from continuing operations	$(23,000)	$68,000	$(5,002,000)
(Loss) earnings per share – basic	$(0.01)	$0.02	$(1.39)
(Loss) earnings per share – diluted	$(0.01)	$0.02	$(1.39)

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

The following table sets forth the elements of basic and diluted earnings (loss) per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator for basic and diluted earnings (loss) per common share:

Net income (loss) from continuing operations	$5,000	$(286,000)	$(38,000)	$(5,590,000)
Net income from discontinued operations	—	187,000	—	12,430,000
Net income (loss)	$5,000	$(99,000)	$(38,000)	$6,840,000

Denominator:
For basic earnings (loss) per share - weighted average common shares outstanding	3,617,000	3,598,000	3,609,000	3,598,000
Dilutive securities (1)	160,000	—	—	—
For diluted earnings (loss) per share - weighted average common shares outstanding	3,777,000	3,598,000	3,609,000	3,598,000

(1)	Dilutive securities consist of “in the money” stock options.

At September 30, 2017 and 2016, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Common Stock for the period. For all periods presented, other than the three months ended September 30, 2017, these options are considered anti-dilutive and are excluded from the computation of diluted earnings (loss) per share. The weighted average of anti-dilutive stock options outstanding was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Weighted average antidilutive stock options outstanding	138,000	73,000	86,000	78,000

NOTE 5 – EQUITY – COMMON STOCK REPURCHASE PLAN

On August 9, 2017, the Company’s Board of Directors authorized the Company to repurchase up to 100,000 shares of its common stock over a period of up to twelve months (the “Repurchase Program”).

On August 24, 2017, the Company announced that, pursuant to the Repurchase Program, it had adopted a written trading plan in accordance with the guidelines specified under Rule 10b5-1 under the Securities Exchange Act of 1934. A plan under Rule 10b5-1 allows the Company to repurchase shares at times when it might otherwise be prevented from doing so by securities laws or because of self-imposed trading blackout periods. Repurchases made under the plan are subject to the Securities and Exchange Commission's regulations, as well as certain price, market, volume, and timing constraints specified in the plan. Since repurchases under the plan are subject to certain constraints, there is no guarantee as to the exact number of shares that will be repurchased under the plan.

As of September 30, 2017, the Company repurchased 12,365 shares of its Common Stock pursuant to the Repurchase Program.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 5 – EQUITY – COMMON STOCK REPURCHASE PLAN – (Continued)

Stock option compensation

The Company accounts for stock-based compensation, including options and non-vested shares, according to the provisions of FASB ASC 718, Share Based Payment.

On September 5, 2017 (“Grant Date”), the compensation committee of Company’s Board of Directors authorized the issuance of 89,000 options to purchase shares of the Company’s Class A Common Stock under the Company’s 2012 Stock Incentive Plan.  The options expire ten years from the Grant Date. The Company granted an aggregate of 55,000 of these options to its Chief Executive Officer and its Chief Financial Officer, with the balance to non-executive employees of the Company.   All options granted on the Grant Date vest one-third on each of the first three anniversaries of the Grant Date. Further, all options granted on the Grant Date have an exercise price of $7.09, which was the closing price of the Company’s common stock on the Grant Date.

Stock option compensation expense is attributable to the granting of, and the remaining requisite service periods of, stock options. Compensation expense attributable to stock-options was approximately $20,000 and $0 during the three-month periods ended September 30, 2017 and 2016, respectively. Compensation expense attributable to stock-options was approximately $20,000 and $13,000 during the nine-month periods ended September 30, 2017 and 2016, respectively.  The compensation expense is recognized in selling, general and administrative expenses on the Company’s Statements of Operations and Comprehensive Income (Loss) on a straight-line basis over the vesting periods.  The exercisability of the respective non-vested options, which are at pre-determined dates on a calendar year, does not necessarily correspond to the period(s) in which straight-line amortization of compensation cost is recorded. As of September 30, 2017, the Company had approximately $373,000 of total unrecognized compensation cost related to non-vested awards granted under its stock-based plans, which it expects to recognize over a weighted average period of 1.9 years. The expected term of stock options is based on historical exercises and terminations. The volatility is determined using historical volatilities based on historical stock prices.

The Company estimated the fair value of these options using the following assumption:

Risk-free interest rate	2.07%
Expected term (in years)	10	years
Volatility	87.16%
Dividend yield	2.82%
Weighted average fair value of options granted	$4.41

The following is a summary of the changes in outstanding options during the nine-month period ended September 30, 2017:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding and vested, January 1, 2017	423,817	$5.68	2.9	$1,271,704
Granted	89,000	7.09
Exercised	(16,722)	3.65
Forfeited	(6,793)	7.86
Expired	(71,069)	10.72
Outstanding, September 30, 2017	418,233	$5.17	4.1	$907,347

Vested, September 30, 2017	329,233	$4.65	2.5	$891,327

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 5 – EQUITY – COMMON STOCK REPURCHASE PLAN – (Continued)

	Option Shares	Weighted Average Grant- Date Fair Value
Non-vested options, January 1, 2017	—	$—
Granted	89,000	4.41
Vested	—	—
Forfeited	—	—
Non-vested options, September 30, 2017	89,000	$4.41

The number of shares of Common Stock available for issuance under the P&F Industries, Inc. 2012 Stock Incentive Plan (the “2012 Plan”) as of September 30, 2017 was 88,812. At September 30, 2017, there were 192,233 options outstanding issued under the 2012 Plan and 226,000 options outstanding issued under the 2002 Stock Incentive Plan.

Restricted Stock

The Company, in May 2017, granted 1,000 restricted shares of its Common Stock to each non-employee member of its Board of Directors, totaling 5,000 restricted shares. The Company determined that the fair value of these shares was $6.17 per share, which was the closing price of the Company’s Common Stock on the date of the grant. These shares cannot be traded earlier than the first anniversary of the grant date. As such, the Company is ratably amortizing the total non-cash compensation expense of approximately $30,000 in its selling, general and administrative expenses through May 2018.

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

As of September 30, 2017 and December 31, 2016, the carrying amounts reflected in the accompanying Consolidated Balance Sheets for current assets and current liabilities approximated fair value due to the short-term nature of these accounts.

The fair value of the prepaid expenses and other current assets at December 31, 2016 consisted primarily of escrowed funds from the sale of Nationwide, which was estimated to be the same as its carrying value, based on Level 3 inputs. In August 2017, the Company received the entire $2,105,000, in accordance with the terms and conditions set forth in the Stock Purchase Agreement.

The fair value of the contingent consideration payable to the Jiffy Seller, of $706,000, included in other liabilities was determined applying Level 3 inputs. The fair value of this contingent consideration is being adjusted quarterly.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 6 – FAIR VALUE MEASUREMENTS – (Continued)

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

NOTE 7 – ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	September 30, 2017	December 31, 2016
Accounts receivable	$11,067,000	$7,991,000
Allowance for doubtful accounts	(73,000)	(85,000)
	$10,994,000	$7,906,000

NOTE 8 – INVENTORIES

Inventories consist of:

	September 30, 2017	December 31, 2016
Raw material	$1,681,000	$1,918,000
Work in process	1,642,000	658,000
Finished goods	16,767,000	17,325,000
	$20,090,000	$19,901,000

 NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

Balance, January 1, 2017	$3,897,000
Acquisition of Jiffy Air Tool, Inc.	534,000
Currency translation adjustment	14,000
Balance, September 30, 2017	$4,445,000

Other intangible assets were as follows:

	September 30, 2017			December 31, 2016
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships (1)	$6,834,000	$1,427,000	$5,407,000	$5,143,000	$1,022,000	$4,121,000
Trademarks and trade names (1)	2,326,000	—	2,326,000	1,507,000	—	1,507,000
Trademarks and trade names (2)	200,000	15,000	185,000	200,000	5,000	195,000
Engineering drawings	330,000	168,000	162,000	330,000	148,000	182,000
Non-compete agreements (1)	238,000	201,000	37,000	212,000	150,000	62,000
Patents (3)	1,405,000	813,000	592,000	1,205,000	666,000	539,000
Totals	$11,333,000	$2,624,000	$8,709,000	$8,597,000	$1,991,000	$6,606,000

(1)	A portion of these intangibles are maintained in a foreign currency, and are therefore subject to foreign exchange rate fluctuations.
(2)	These were previously considered an indefinite-lived intangible asset of Hy-Tech. However, as the result of a prior impairment, the Company began amortizing these intangible assets over a 15 year useful life.
(3)	The $200,000 increase represents a patent acquired during the third quarter of 2017.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 9 – GOODWILL AND OTHER INTANGIBLE ASSETS – (Continued)

Amortization expense of intangible assets from continuing operations subject to amortization was as follows:

Three months ended September 30,		Nine months ended September 30,
2017	2016	2017	2016
$181,000	$217,000	$620,000	$803,000

The weighted average amortization period for intangible assets was as follows:

	September 30, 2017	December 31, 2016
Customer relationships	10.4	9.3
Trademarks and trade names (see note 2 to the table above)	13.8	14.5
Engineering drawings	8.3	8.8
Non-compete agreements	1.9	1.2
Patents	9.0	6.1

Amortization expense for each of the next five years and thereafter is estimated to be as follows:

2018	$709,000
2019	686,000
2020	653,000
2021	638,000
2022	635,000
Thereafter	3,062,000
$6,383,000

NOTE 10 – DEBT

In October 2010, the Company entered into a Loan and Security Agreement (as amended from time to time, “Credit Agreement”) with an affiliate of Capital One, National Association (“Capital One”, or the “Bank”). The Credit Agreement provides for a Revolver Loan (“Revolver”), borrowings under which are secured by the Company’s accounts receivable, mortgages on its real property (“Real Property”), inventory and equipment. P&F and certain of its subsidiaries are borrowers under the Credit Agreement, and their obligations are cross-guaranteed by certain other subsidiaries. Revolver borrowings will bear interest at either London InterBank Offered Rate (“LIBOR”) or the Base Rate, as defined in the Credit Agreement, plus the Applicable Margin, as defined in the Credit Agreement. Further, the interest rate, either LIBOR or Base Rate, which is added to the Applicable Margin, is at the option of the Company. The Company is limited as to the number of LIBOR borrowings.

Contemporaneously with the Jiffy Acquisition, the Company entered into a Second Amended and Restated Loan and Security Agreement, effective as of the Jiffy Closing Date (the “Second Amended and Restated Loan Agreement”), with Capital One. The Second Amended and Restated Loan Agreement amended and restated the Credit Agreement.

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

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 10 – DEBT – (Continued)

In connection with the Company’s common stock repurchase plan discussed in Note 5, the Company and the Bank amended the Second Amended and Restated Loan Agreement to permit the Company to implement the plan. Among other things, the amendment also reduced the Fixed Charge Coverage Ratio, as defined in the Credit Agreement.

Short-term Borrowings

The Company had no revolver borrowings at December 31, 2016, whereas at September 30, 2017, its Revolver borrowings were $2,334,000. During the nine-month period ended September 30, 2017, the primary item impacting the Company’s Revolver borrowings was the acquisition discussed in Note 3. The Applicable Margin added to LIBOR borrowings at September 30, 2017 was 1.75%, compared to 1.50% at December 31, 2016. The Applicable Margin added to the Base Rate (Prime rate) borrowings at September 30, 2017 was 0.75% and 0.50% at December 31, 2016.

The Company owns vehicles for use by its UAT salesforce. The current portion of the balance due relating to these vehicles is $0 at September 30, 2017 and $13,000 at December 31, 2016.

 Long-term Borrowings

The Credit Agreement, as amended, provides for a Term Loan A, which is secured by mortgages on the Company’s Real Property, accounts receivable, inventory and equipment. Term Loan A borrowings can be at either LIBOR, or at the Base Rate, or a combination of the two plus the Applicable Margins. The Applicable Margin added to LIBOR borrowings at September 30, 2017 was 1.75% and 1.50% at December 31, 2016. Applicable Margin for borrowings at the Base Rate (Prime rate) for the same timeframes was 0.75% and 0.50%, respectively. A portion of the net proceeds from the sale of Nationwide repaid all but $100,000 of Term Loan A. This balance is being borrowed at the LIBOR Rate, and is included in long-term debt, less debt issue costs on the Company’s Consolidated Balance Sheets at September 30, 2017 and December 31, 2016.

In accordance with ASU No. 2015-03, the Company reduced its long-term debt by $8,000 and $12,000, respectively, relating to debt issue costs as of September 30, 2017 and December 31, 2016.

NOTE 11 – DIVIDEND PAYMENTS

On August 10, 2017, the Company’s Board of Directors, in accordance with their dividend policy, declared a quarterly cash dividend of $0.05 per common share, which was paid on August 25, 2017, to shareholders of record at the close of business on August 21, 2017. The total amount of this dividend payment was approximately $180,000. During the nine-month period ended September 30, 2017, the Company has paid approximately $542,000 in dividends. The Company currently intends to continue its quarterly dividend payment; however, it will review its policy on a quarterly basis.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of P&F Industries, Inc. and subsidiaries (“P&F”, or the “Company”). P&F and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to shareholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “would,” “could,” “should” and their opposites and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. Any forward-looking statements contained herein, including those related to the Company’s future performance, are based upon the Company’s historical performance and on current plans, estimates and expectations. All forward-looking statements involve risks and uncertainties. These risks and uncertainties could cause the Company’s actual results for all or part the 2017 fiscal year and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company for a number of reasons including, but not limited to:

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

and those other risks and uncertainties described in its Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”), its Quarterly Reports on Form 10-Q, and its other reports and statements filed by the Company with the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise. The Company cautions you against relying on any of these forward-looking statements.

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

Tools

The Company conducts its Tools business through a wholly-owned subsidiary, Continental Tool Group, Inc. (“Continental”), which in turn operates through its wholly-owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”). Exhaust Technologies Inc. (“ETI”) and Universal Air Tool Company Limited (“UAT”) are wholly-owned subsidiaries of Florida Pneumatic. Effective April 5, 2017, we purchased substantially all of the operating assets, less certain payables of Jiffy Air Tool, Inc. through a wholly-owned subsidiary (“Jiffy”). See Note 3 to our consolidated financial statements for further discussion. The business of Air Tool Service Company (“ATSCO”) operates through a wholly-owned subsidiary of Hy-Tech.

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

Hy-Tech manufactures and distributes its own line of industrial pneumatic tools. Hy-Tech also produces and markets impact wrenches, grinders, drills, and motors. Further, it also manufactures tools to customer specifications. Its customers include refineries, chemical plants, power generation facilities, heavy construction enterprises, oil and gas and mining companies. In addition, Hy-Tech manufactures an extensive line of pneumatic tool replacement parts for its own tools as well as several other widely-used brands of pneumatic tools. It also manufactures and distributes high pressure stoppers for hydrostatic testing fabricated pipe, gears, sprockets, splines and racks. Additionally, the Company develops highly engineered product solutions to specific customer requirements in the pneumatic tool market.

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

A key economic measure relevant to us is the cost of the raw materials in our products. Key materials include metals, especially various types of steel and aluminum. Also important is the value of the United States Dollar (“USD”) in relation to the Taiwanese dollar (“TWD”), as we purchase a significant portion of our products from Taiwan. Purchases from Chinese sources are made in USD; however, if the Chinese currency, the Renminbi (“RMB”), were to be revalued against the USD, there could be a negative impact on the cost of our products. Additionally, we closely monitor the fluctuation in the Great British Pound (“GBP”) to the USD, and the GBP to TWD, both of which has had an impact on our consolidated results in 2017. In addition, we monitor the number of operating rotary drilling rigs in the United States, as a means of gauging oil production, which is a key factor in our sales into the oil and gas exploration and extraction sector.

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

Financial Measures

Key financial measures we use to evaluate the results of our business include: various revenue metrics; gross margin; selling, general and administrative expenses; earnings before interest and taxes; earnings before interest, taxes, depreciation and amortization; operating cash flows and capital expenditures; return on sales; return on assets; days sales outstanding and inventory turns. These measures are reviewed at monthly, quarterly and annual intervals and compared to historical periods as well as established objectives. To the extent that these measures are relevant, they are discussed in the detail below.

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

OVERVIEW

Key factors or events impacting our third quarter 2017 results of operations were:

●	Decline in Florida Pneumatic’s Automotive and Retail revenue

●	Improvement in Hy-Tech’s gross margin

●	Addition of Jiffy’s operations

RESULTS OF OPERATIONS

Continuing operations

Unless otherwise discussed elsewhere in the Management’s Discussion and Analysis, we believe that our relationships with our key customers and suppliers remain satisfactory. Global oil and gas exploration and extraction have been the primary market of Hy-Tech, which until recently has begun to show signs of improving. Further, there remains a persistent weakness in the other markets that Hy-Tech serves most notably power generation and construction.

We elected not to renew our supply agreement with Sears, which expired on September 30, 2017. This decision was based on a number of factors including Sears’ continuing financial difficulties, the sale of the Craftsman brand to Stanley Black & Decker and our level of working capital exposure in relation to our return on that investment pertaining to Sears. There is no Sear’s inventory exposure at September 30, 2017. Further, we believe that all accounts receivable attributable to Sears, which approximates $1,100,000 at September 30, 2017, should be collected by December 31, 2017. However, at the present time, there can be no assurance that we will fully recover this.

We believe that over time several newer technologies and features will begin to have an impact on the market for the Company’s traditional pneumatic tool offerings. This evolution has been felt initially by the advent of some cordless operated hand tools in the automotive aftermarket. We are currently evaluating the development of more advanced technologies in our tool platforms.

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

REVENUE

The tables below provide an analysis of our net revenue from continuing operations for the three and nine-month periods ended September 30, 2017 and 2016:

	Three months ended September 30,
			Increase
	2017	2016	$	%
Florida Pneumatic	$12,295,000	$11,702,000	$593,000	5.1%
Hy-Tech	3,487,000	2,931,000	556,000	19.0

Consolidated	$15,782,000	$14,633,000	$1,149,000	7.9%

	Nine months ended September 30,
			Decrease
	2017	2016	$	%

Florida Pneumatic	$34,936,000	$35,270,000	$(334,000)	(0.9)%
Hy-Tech	9,421,000	9,499,000	(78,000)	(0.8)

Consolidated	$44,357,000	$44,769,000	$(412,000)	(0.9)%

Florida Pneumatic

Florida Pneumatic markets its air tool products to four primary sectors within the pneumatic tool market; retail, automotive, industrial/catalog, and aerospace. It also generates revenue from its Berkley products line, as well as a line of air filters and other OEM parts (“Other”).

	Three months ended September 30,
	2017		2016		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Retail customers	$5,212,000	42.4%	$6,631,000	56.7%	$(1,419,000)	(21.4)%
Automotive	3,021,000	24.6	3,723,000	31.8	(702,000)	(18.9)
Industrial/catalog	1,228,000	10.0	1,026,000	8.7	202,000	19.7
Aerospace	2,564,000	20.8	89,000	0.8	2,475,000	2,780.9
Other	270,000	2.2	233,000	2.0	37,000	15.9
Total	$12,295,000	100.0%	$11,702,000	100.0%	$593,000	5.1%

RESULTS OF OPERATIONS

Continuing operations - (Continued)

	Nine months ended September 30,
	2017		2016		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Retail customers	$15,976,000	45.7%	$19,411,000	55.1%	$(3,435,000)	(17.7)%
Automotive	10,024,000	28.7	11,336,000	32.1	(1,312,000)	(11.6)
Industrial/catalog	3,812,000	10.9	3,523,000	10.0	289,000	8.2
Aerospace	4,426,000	12.7	320,000	0.9	4,106,000	1,283.1
Other	698,000	2.0	680,000	1.9	18,000	2.6
Total	$34,936,000	100.0%	$35,270,000	100.0%	$(334,000)	(0.9)%

The majority of the decline in Florida Pneumatic’s third quarter 2017 Retail revenue was due to the reduction in shipments to Sears this quarter, compared to the same period in 2016. As discussed above, we elected not to renew an agreement with Sears, which expired on September 30, 2017. Also impacting our Retail revenue this quarter was a decline in shipments to The Home Depot, which was due primarily to their decision to reduce the number of items offered for sale at certain locations. Additionally, we believe that the recent hurricanes, which impacted the southern portion of the United States, was a contributing factor to the decline in our Retail revenue this quarter, compared to the third quarter of 2016. A major factor contributing to the net decline in our Automotive revenue this quarter compared to the same three-month period in 2016, were two major automotive parts distributors continuing to adjust their inventory levels of pneumatic hand tools. Partially offsetting this decline was an increase in revenue from our UAT division headquartered in the United Kingdom. Our Industrial/catalog revenue increased slightly compared to the same period a year ago. We believe that activity in this sector has begun to improve; however, no assurance can be given that this trend will continue. Lastly, the Jiffy acquisition in April of this year has enabled us to approach the aerospace sector with a much stronger brand. As a result, aerospace sales contributed nearly $2.5 million to Florida Pneumatic’s total third quarter 2017 revenue.

With respect to our year to date results, seventy-five percent of the decline in our Retail revenue was due primarily to the reduction in shipments to Sears, compared to the same nine-month period in 2016. During 2016, The Home Depot rolled-out several new tools, which did not occur in 2017, accounting for much of the decline in The Home Depot’s year-to-date revenue. Additionally, year to date revenue was negatively affected by The Home Depot’s decision to reduce the number of items being offered at certain locations. We believe two major automotive distributors have been adjusting their inventory levels. As such, their decision is a primary cause of the year to date decline in our Automotive revenue. It should be noted that we have encountered increased sales to other major Automotive customers and distributors. Additionally, UAT’s 2017 year to date revenue has declined approximately 11%, when compared to the same period a year ago. Our Industrial/catalog revenue, while sluggish during the first three months of 2017, has begun to see slight improvement during the second and third quarters of 2017. Lastly, aerospace revenue, driven by the Jiffy acquisition, added more than $4.1 million to Florida Pneumatic’s year to date 2017 revenue, compared to the same period a year ago.

Hy-Tech

 Hy-Tech designs, manufactures and sells a wide range of industrial products under the brands ATP, ATSCO and Ozat which are categorized as “ATP” for reporting purposes and include heavy duty air tools, industrial grinders and impact sockets. Hy-Tech’s other product lines, Numatx, Thaxton and Quality Gear, are reported as “Other” and include the hydro-pneumatic riveters, hydrostatic test plugs, air motors and custom gears.

	Three months ended September 30,
	2017		2016		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
ATP	$3,092,000	88.7%	$2,515,000	85.8%	$577,000	22.9%
Other	395,000	11.3	416,000	14.2	(21,000)	(5.0)
Total	$3,487,000	100.0%	$2,931,000	100.0%	$556,000	19.0%

RESULTS OF OPERATIONS

Continuing operations - (Continued)

	Nine months ended September 30,
	2017		2016		Decrease
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
ATP	$8,386,000	89.0%	$8,411,000	88.5%	$(25,000)	(0.3)%
Other	1,035,000	11.0	1,088,000	11.5	(53,000)	(4.9)
Total	$9,421,000	100.0%	$9,499,000	100.0%	$(78,000)	(0.8)%

Significant components contributing to the increase in Hy-Tech’s third quarter 2017 ATP revenue, compared to the same period in 2016, include the resurgence in activity from a large customer acquired in the ATSCO acquisition that had reduced its orders until the second quarter of 2017, and continues to place orders during the third quarter of 2017. Additionally, in 2016 we began to pursue alternate markets where we believed we could exploit our engineering and manufacturing expertise, and develop different applications for our tools, motors and accessories. We believe the development of this new marketing strategy provides an opportunity to generate new sources of revenue from new markets in 2017 and beyond. While third quarter 2017 revenue from this new initiative was $156,000, at September 30, 2017 Hy-Tech had future orders just shy of $750,000. Although Hy-Tech’s third quarter 2017 revenue has increased compared to both the first and second quarters of 2017, we believe that there continues to be an excess inventory of tools and spare parts in the distribution channels. Additionally, we believe that the turn-around activities in the oil and gas sector continue to lag, compared to historic levels, further negatively impacting Hy-Tech’s revenue. Recent hurricanes and other major storms have also impacted Hy-Tech’s revenue. Further, we believe lower-priced imported tools and spare parts are adversely impacting Hy-Tech’s position in the marketplace.

The fluctuation in Hy-Tech’s year to date revenue for the nine-month period ended September 30, 2017, compared to the same period in 2016 was primarily due to a number of factors. A decline in ATP revenue from a large customer that was acquired in the ATSCO acquisition that had greatly reduced its purchases in the first quarter of 2017, compared to its purchases during the first quarter of 2016. By mid-2016 this customer ceased placing orders. However, as discussed above, this customer began placing orders during the second quarter of 2017 and continued into the third quarter of this year. A major component of Hy-Tech’s revenue is derived from the oil and gas sector. Currently, we estimate that the oil and gas sector revenue accounts for approximately 30% to 35% of Hy-Tech’s total revenue. This revenue stream is driven by a number of factors, such as, the number of off-shore rigs located in the Gulf of Mexico, “turn-arounds” or plant maintenance activities and, to a lesser extent, land rigs. We believe the lag in turn-around activities, the hurricanes that severely damaged the Gulf of Mexico and many of the oil refineries in the Gulf States, along with the growing presence of lower-priced imported tools and spare parts are impacting the markets in which Hy-Tech operates. However, as discussed earlier, Hy-Tech continues to pursue alternate markets where it believes it can exploit its engineering and manufacturing expertise, and develop different applications for its tools, motors and accessories. Revenue from these new sources during the first nine months of 2017 was approximately $657,000, and is included in the ATP grouping. Lastly, Hy-Tech has recently begun a new marketing strategy that is intended to re-energize its gear and hydraulic stopper business.

RESULTS OF OPERATIONS

Continuing operations - (Continued)

Gross profit / margin

	Three months ended September 30,				Increase
	2017		2016		Amount		%
Florida Pneumatic	$4,579,000		$4,219,000		$360,000		8.5%
As percent of respective revenue		37.2%		36.1%	1.1	% pts
Hy-Tech	$1,005,000		$286,000		$719,000		251.4
As percent of respective revenue		28.8%		9.8%	19.0	% pts
Total	$5,584,000		$4,505,000		$1,079,000		24.0%
As percent of respective revenue		35.4%		30.8%	4.6	% pts

	Nine months ended September 30,				Increase
	2017		2016		Amount		%
Florida Pneumatic	$13,116,000		$13,070,000		$46,000		0.4%
As percent of respective revenue		37.5%		37.1%	0.4	% pts
Hy-Tech	$2,864,000		$1,956,000		$908,000		46.4
As percent of respective revenue		30.4%		20.6%	9.8	% pts
Total	$15,980,000		$15,026,000		$954,000		6.3%
As percent of respective revenue		36.0%		33.6%	2.4	% pts

Customer and product mix were the primary factors that contributed to the increase in Florida Pneumatic’s third quarter 2017 gross margin, compared to the same period a year ago. Of note, Jiffy’s gross margin approximates that of Florida Pneumatic’s non-retail product lines. As such, the gross profit associated with the Aerospace revenue this quarter exceeded the gross profits lost as the result of the decline in Retail revenue. There were no significant changes to our cost structure or selling price during this quarter.

Florida Pneumatic’s overall gross margin for the nine-month period ended September 30, 2017 is essentially the same as the gross margin for the same period in 2016.

Hy-Tech’s 2017 third quarter gross margin increased 19.0 percentage points, a more than 250% improvement over the same period a year ago. Factors contributing to the positive change include, among other things: (a) in the third quarter of 2016, we increased Hy-Tech’s allowance for obsolete / slow moving inventory (“OSMI”). This adjustment in 2016 was compounded by lower overhead absorption, due to reduced manufacturing, in turn due to weakness in the oil and gas and power generation sectors and (b) during 2016, we were shipping a line of very low gross margin tools to a major customer. However, during the second and third quarters of 2017, shipments of these low gross margin tools declined compared to the prior year. Additional factors contributing to the improvement in Hy-Tech’s gross margin include: (a) improved overhead absorption as manufacturing activity has increased; (b) improved inventory turns, which directly impacts fluctuations in Hy-Tech’s OSMI, and (c) the sale of the low margin tools has been lower this year compared to the prior year.

Hy-Tech’s gross margin for the nine-month period ended September 30, 2017, improved 9.8 percentage points, when compared to the same period a year ago. Offsetting the primary factors to this improvement discussed above, gross margin on the products being sold under its new marketing initiative are below Hy-Tech’s historical range. In addition to margins on these products increasing as the result of manufacturing experience, we also expect average margins in this category to improve as we develop additional product offerings.

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

RESULTS OF OPERATIONS

Continuing operations - (Continued)

During the third quarter of 2017, our SG&A was $5,352,000, compared to $4,915,000 for the same three-month period in 2016. The net increase was due in large part to the acquisition of the Jiffy business in April 2017, with SG&A of approximately $575,000 for the third quarter of 2017. Other significant components of the change include: (i) a $17,000 reduction in non-Jiffy compensation expenses, which is comprised of base salaries and wages, accrued performance-based bonus incentives, associated payroll taxes and employee benefits; (ii) a decrease in variable expenses of $78,000, due primarily to lower Retail revenue; (iii) a decrease in professional fees of $56,000 and (iv) a reduction in amortization and depreciation expenses of $60,000. These reductions were partially offset by an increase in corporate related expenses of $24,000.

Our SG&A for the nine-month period ended September 30, 2017 was $15,765,000, compared to $15,088,000 for the same period in 2016. As noted above, the most significant component to the net increase was the addition of Jiffy, with year to date 2017 SG&A of approximately $1,025,000. Other significant components include reductions in: (i) non-Jiffy compensation expenses of $74,000; (ii) variable expenses of $300,000, due primarily to lower Retail revenue; (iii) depreciation and amortization of $236,000, due mostly to the reduction in Hy-Tech’s intangible assets, which were written down in 2016; and (iv) corporate related expenses of $80,000. The reductions were partially offset by an increase in professional fees of $381,000, which include fees and expenses related to the Jiffy Acquisition and recruitment fees for executive positions at Hy-Tech.

Impairment of goodwill and other intangible assets - 2016

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

Other expense (income), net

The three-month period ended September 30, 2017 included $11,000 consisting primarily of an adjustment to the fair value of the contingent consideration obligation to the Jiffy Seller. During the same period in 2016, the most significant factor contributing to the net Other income was rental income of real property that was sold in November of 2016. There is no income of a similar nature for 2017.

For the nine-month period ended September 30, 2017, our Other expense (income), net, is primarily the fair value adjustment discussed above partially offsetting the receipt of the balance of an escrow related to the sale of the real property that was located in Tampa, Florida and used by Nationwide Industries Inc. See Note 2 to our consolidated financial statements for further discussion. The amount for the same period in 2016 was the net rental income on the real property that was sold in November of 2016.

RESULTS OF OPERATIONS

Continuing operations - (Continued)

Interest

	Three months ended September 30,		Increase
	2017	2016	Amount	%
Interest expense attributable to:
Short-term borrowings	$32,000	$15,000	$17,000	113.3%
Term loans, including Capital Expenditure Term Loans	1,000	1,000	-	-
Amortization expense of debt issue costs	17,000	10,000	7,000	70.0

Total	$50,000	$26,000	$24,000	92.3%

	Nine months ended September 30,		Increase (decrease)
	2017	2016	Amount	%
Interest expense attributable to:
Short-term borrowings	$80,000	$41,000	$39,000	95.1%
Term loans, including Capital Expenditure Term Loans	2,000	5,000	(3,000)	(60.0)
Amortization expense of debt issue costs	42,000	118,000	(76,000)	(64.4)

Total	$124,000	$164,000	$(40,000)	(24.4)%

Primarily due to the result of the sale of Nationwide and the real property located in Tampa, Florida, occurring in February and November 2016, respectively, our total bank borrowings have been minimal. However, as discussed in Note 3 - Acquisition, to our consolidated financial statements, on April 5, 2017, we purchased the net assets of the Jiffy business and real property located in Carson City, Nevada. The funding for this transaction was from our Revolver Loan, which is our short-term borrowing.

In accordance with accounting guidance we have reported our short-term and term loan interest expense incurred during the period January 1, 2016 through February 11, 2016, which was the effective date of sale of Nationwide, in Discontinued operations. Further, as the result of the Company and Capital One, National Association (“Capital One”, or the “Bank”) agreeing to significantly modify the Credit Agreement, as defined below in our Liquidity and Capital Resources, we were required to write down and recognize as interest expense the debt issue costs associated with the then existing Credit Agreement. These costs are identified in the table above as “Amortization expense of debt issue costs”. See Note 2 to our consolidated financial statements for further discussion on the sale of Nationwide. See Liquidity and Capital Resources elsewhere in this Management’s Discussion and Analysis section for further information regarding our bank loans.

Our average balance of short-term borrowings during the three and nine-month periods ended September 30, 2017 was $3,635,000 and $3,263,000, respectively, compared to $2,585,000 and $3,593,000, respectively, during the same periods in 2016.

Income taxes

At the end of each interim reporting period, we estimate an effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit applicable to continuing operations, on a year-to-date basis, and may change in subsequent interim periods. Additionally, in the year to date computation we included the impact of options that expired, were exercised, or were forfeited. The aggregate net effect of these options reduced our deferred tax asset and increased the tax provision by approximately $116,000. As a result of the aforementioned, our effective tax rate applicable to continuing operations for the three and nine-month periods ended September 30, 2017 was 97.1% and 136.5%, respectively. For the same periods in 2016 our effective tax rate applicable to continuing operations was 27.2% and 33.9%, respectively. The Company’s effective tax rates were also affected by state taxes, non-deductible expenses and foreign tax rate differentials.

RESULTS OF OPERATIONS

Discontinued operations - 2016

Nationwide’s results of operations in our consolidated financial statements and Note 2, presents their revenue and cost of goods sold for the period January 1, 2016 through February 11, 2016. The SG&A incurred during the same period includes that of Nationwide plus $19,000 of expenses incurred at the corporate level that is specifically attributable to Nationwide. In accordance with current accounting guidance, we included, as part of discontinued operations, all interest expense incurred attributable to our Bank borrowings during the period January 1, 2016 through February 11, 2016.  Additionally, we initially recognized an after tax gain of $12,171,000, on the sale of Nationwide. For income tax purposes, the Company’s tax basis in Nationwide was greater than the net proceeds, thus resulting in a tax loss. This gain represents the difference between the adjusted net purchase price and the carrying value of Nationwide. Further, in 2016, Countrywide completed the sale of the Tampa, Florida real property, which was treated as a capital gain transaction for tax purposes.  During the three-month period ended September 30, 2016, the Company removed a valuation allowance initially recorded against the tax loss, resulting in an additional gain on sale $187,000.

LIQUIDITY AND CAPITAL RESOURCES

We monitor such metrics as days’ sales outstanding, inventory requirements, inventory turns, estimated future purchasing requirements and capital expenditures to project liquidity needs, as well as evaluate return on assets. Our primary sources of funds are operating cash flows and our Revolver Loan (“Revolver”) with our Bank.

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	September 30, 2017	December 31, 2016
Working Capital	$24,490,000	$28,373,000
Current Ratio	3.81 to 1	5.60 to 1
Shareholders’ Equity	$47,221,000	$47,590,000

Credit facility

In October 2010, we entered into a Loan and Security Agreement (as amended from time to time, “Credit Agreement”) with an affiliate of Capital One. The Credit Agreement provides for Revolver borrowings, which are secured by the Company’s accounts receivable, mortgages on its real property (“Real Property”), inventory and equipment. P&F and certain of its subsidiaries are borrowers under the Credit Agreement, and their obligations are cross-guaranteed by certain other subsidiaries.

At our option, Revolver borrowings will bear interest at either LIBOR (“London InterBank Offered Rate”) or the Base Rate, as the term is defined in the Credit Agreement, plus the Applicable Margin, as defined in the Credit Agreement. The interest rate, either LIBOR or Base Rate, which is added to the Applicable Margin, is at our option. We are limited in the number of LIBOR borrowings.

Contemporaneously with the acquisition of the Jiffy business discussed in Note 3 to the consolidated financial statements, we entered into a Second Amended and Restated Loan and Security Agreement, effective as of the April 5, 2017 closing date of the Jiffy Acquisition (the “Second Amended and Restated Loan Agreement”), with Capital One which amended and restated the previous amendment to the Credit Agreement.

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

We funded the $7,000,000 Jiffy acquisition from Revolver borrowings. Cash flows from operations thereafter and receipt in August of the $2,100,000 escrow from the sale of Nationwide have reduced our Revolver balance to $2,334,000 at September 30, 2017. Revolver borrowings can be at either LIBOR or at the Base Rate, as defined in the Credit Agreement with Capital One. Applicable LIBOR Margins in effect at September 30, 2017 was 1.75%, compared to 1.50% at December 31, 2016. The Applicable Base Rate Margins in effect as of September 30, 2017 and December 31, 2016 were 0.75% and 0.50%, respectively.

Cash flows

During the nine-month period ended September 30, 2017, our cash decreased to $1,205,000 from $3,699,000 at December 31, 2016.   Our total bank debt at September 30, 2017, primarily driven by the Jiffy acquisition, which was discussed in Note 3 to the accompanying consolidated financial statements, was $2,434,000, compared to $100,000 at December 31, 2016. The total debt to total book capitalization (total debt divided by total debt plus equity) at September 30, 2017 was 4.9%, compared to 0.2% at December 31, 2016.

In March 2016, our Board of Directors approved the initiation of a dividend policy under which the Company intends to declare quarterly cash dividends to its stockholders in the amount of $0.05 per quarter. During the nine-month period ended September 30, 2017, our Board of Directors voted to approve the payment of three quarterly dividends. As such, in February 2017, May 2017, and August 2017, we paid a $0.05 per share dividend to the shareholders of record. The aggregate of such dividend payments was approximately $542,000. Our Board of Directors expects to maintain this dividend policy; however, the future declaration of dividends under this policy is dependent upon several factors, which includes such things as our overall financial condition, results of operations, capital requirements and other factors our board may deemed relevant.

We believe we will be able to fund the repurchase of the remaining shares in accordance with our Repurchase Program, as discussed in Note 5 – Equity – Common Stock Repurchase Plan.

During the nine-month period ended September 30, 2017, we used $444,000 for capital expenditures, compared to $894,000 during the same period in the prior year.  Capital expenditures for the balance of 2017 are expected to be approximately $500,000, some of which may be financed through our credit facilities or financed through independent third party financial institutions. The remaining 2017 capital expenditures will likely be for machinery and equipment, tooling and computer hardware and software.

We believe that net cash flows from operations and available borrowings under our Credit Facility should provide sufficient cash to fund our consolidated cost structure for at least the next 12 months from the date of this filing.

LIQUIDITY AND CAPITAL RESOURCES – (Continued)

Customer concentration

Florida Pneumatic has two customers, Sears and The Home Depot that, in the aggregate, at September 30, 2017, and December 31, 2016, accounted for 39.6% and 53.5%, respectively of our accounts receivable. To date, these customers remain at or close to complying with their payment terms. Additionally, these two customers in the aggregate, accounted for 31.3% and 35.4%, respectively, of our revenue for the three and nine-month periods ended September 30, 2017, compared to 45.3% and 43.4% for the same periods in 2016.

As previously mentioned, we elected not to renew an agreement with Sears, which terminated on September 30, 2017. We believe the loss of Sears’s revenue will have a negative impact on our financial condition, but will not affect our ability to remain a going concern.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Note 1 to our consolidated financial statements for a discussion of recent accounting standards and pronouncements.

We are currently evaluating the impact of the adoption of ASU No. 2016-02, Leases, on our consolidated financial condition, results of operations and cash flows. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity.

The Company is in the final assessment phase of what impact, if any, the new revenue standard, ASU No. 2014-09, Revenue from Contracts with Customers, and related updates will have on its consolidated financial statements and related disclosures, and based on its preliminary assessment, other than additional disclosures in its Notes to its consolidated financial statements, there will be no material impact to its consolidated financial statements.

Other than the aforementioned, we do not believe that any other recently issued, but not yet effective accounting standard, if adopted, will have a material effect on our consolidated financial statements.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated, as of September 30, 2017, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of September 30, 2017, the Company’s management, including its CEO and CFO, concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, identified in connection with the evaluation required by Exchange Act Rule 13a-15(d), that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to the legal proceedings disclosure described in our 2016 Form 10-K.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in our 2016 Form 10-K and subsequent Quarterly reports on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents our repurchase activity of our Class A Common stock during the three-month period ended September 30, 2017.

Maximum
Number
			Total Number of	of shares
			Shares Purchased as	that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price	Announced Plan	Under the Plan
Period	Shares Purchased	Paid per Share	or Program	or Program (1)

July 1, 2017 - July 31, 2017	-	-	-	-
Aug., 1, 2017 – Aug., 31, 2017	1,505	$6.32	1,505	98,495
Sept. 1, 2017 – Sept 30, 2017	10,860	$7.26	10,860	87,635

(1)	On August 24, 2017, the Company announced that it had adopted a written trading plan for the purpose of repurchasing up to 100,000 shares of its common stock. This trading plan expires on August 23, 2018, and was adopted pursuant to an authorization of a stock repurchase program by the Company’s Board which was publicly announced on August 10, 2017.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

See “Exhibit Index” immediately following the signature page.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P&F INDUSTRIES, INC.
(Registrant)

/s/ JOSEPH A. MOLINO JR.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: November 13, 2017	(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit
10.1	Amendment No. 1 to Second Amended and Restated Loan and Security Agreement dated as of August 9, 2017, (executed on September 20, 2017) by and among the Company, Florida Pneumatic Manufacturing Corporation and Hy-Tech Machine, Inc. as Borrowers, ATSCO Holdings Corp. Jiffy Air Tool, Inc., Bonanza Properties Corp., Continental Tool Group, Inc., Countrywide Hardware, Inc. Embassy Industries, Inc., Green Manufacturing, Inc., Exhaust Technologies, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc. and Woodmark International, L.P. as Guarantors and Capital One, National Association as Agent and Lender (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 20, 2017).

31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

32.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	* Interactive Data

* Attached as Exhibit 101 are the following, each formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Consolidated Statement of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

A copy of any of the foregoing exhibits to this Quarterly Report on Form 10-Q may be obtained, upon payment of the Registrant’s reasonable expenses in furnishing such exhibit, by writing to P&F Industries, Inc., 445 Broadhollow Road, Suite 100, Melville New York 11747, Attention: Corporate Secretary.

