Form 10-K
period 2017-12-31
P&F INDUSTRIES INC
filed 2018-03-29
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant, based on the last sale price on June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $14,307,000. For purposes of this calculation, shares of common stock held by each executive officer and director have been excluded since those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 23, 2018, there were 3,589,616 shares of the registrant’s Class A Common Stock outstanding.

Documents Incorporated by Reference

Part III of this Annual Report on Form 10-K incorporates by reference information from the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2018.

P&F INDUSTRIES, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 made by or on behalf of P&F Industries, Inc. and subsidiaries (the “Company”). The Company and its representatives may, from time to time, make written or verbal forward looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission, such as this Annual Report on Form 10-K (“Report”), and in its reports to stockholders. Any statements made in the Report that is not historical or current facts may be deemed to be forward looking statements. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “would,” “could,” “should” and their opposites and similar expressions identify statements that constitute forward looking statements within the meaning of the Reform Act. Any forward looking statements contained herein, including those related to the Company’s future performance, are based upon the Company’s historical performance and on current plans, estimates and expectations. Such forward looking statements are subject to various risks and uncertainties, including those risk factors described in Item 1A of Part I, “Risk Factors” of this Report, which may cause actual results to differ materially from the forward looking statements. You are therefore cautioned against relying on any forward looking statements. Forward looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to update publicly or revise any forward looking statement, whether as a result of new information, future developments or otherwise.

PART I

ITEM 1.  Business

P&F is a Delaware corporation incorporated on April 19, 1963. For all periods presented until February 11, 2016 (the “Nationwide Closing Date”), the effective date of the sale of its Nationwide Industries, Inc. (“Nationwide”) subsidiary, P&F operated in two primary lines of business or segments: (i) tools and other products (“Tools”) and (ii) hardware and accessories (“Hardware”). As a result of the sale of Nationwide, which had been reported in the Hardware segment, the Company currently only operates in the Tools business. See Note 2 to consolidated financial statements for further discussion.

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

Florida Pneumatic

 Florida Pneumatic imports and sells pneumatic hand tools, most of which are of its own design, primarily to the retail, industrial, automotive and aerospace markets. This line of products includes sanders, grinders, drills, saws and impact wrenches. These tools are similar in appearance and function to electric hand tools, but are powered by compressed air, rather than by electricity or battery. Air tools, as they are more commonly referred to, generally are less expensive to operate, offer better performance and weigh less than their electrical counterparts. Florida Pneumatic imports approximately seventy-five types of pneumatic hand tools, most of which are sold at prices ranging from $50 to $1,000, under the names “Florida Pneumatic,” “Universal Tool,” AIRCAT, NITROCAT, as well as under the trade names or trademarks of several private label customers. These products are sold to retailers, distributors, and private label customers through in-house sales personnel and manufacturers’ representatives. The AIRCAT and NITROCAT brands of pneumatic tools are sold primarily to the automotive service and repair market (“automotive market”). Users of Florida Pneumatic’s hand tools include industrial maintenance and production staffs, do-it-yourself mechanics, professional automobile mechanics and auto body personnel. Jiffy manufactures and distributes pneumatic tools and components primarily to aerospace manufacturers. Lastly, Jiffy, a manufacturer and distributor of pneumatic tools and components acquired in April 2017, has enabled Florida Pneumatic to approach the aerospace sector with a much stronger brand.

Florida Pneumatic also markets, through its Berkley Tool division (“Berkley”), a product line that includes pipe and bolt dies, pipe taps, wrenches, vises and stands, pipe and tubing cutting equipment, hydrostatic test pumps, and replacement electrical components for a widely-used brand of pipe cutting and threading machines. Florida Pneumatic markets Berkley’s products through industrial distributors and contractors. Florida Pneumatic also assembles and markets a line of compressor air filters.

There are redundant supply sources for nearly all products purchased.

The primary competitive factors in the industrial and automotive pneumatic tool market are quality, breadth and availability of products, customer service, technical support, price and brand name awareness. The primary competitive factors in the retail pneumatic tool market are price, service and brand-name awareness. The primary competitive factors in Berkley’s business are price and service. Florida Pneumatic’s products are sold off the shelf. Currently, there is minimal seasonality to Florida Pneumatic’s revenue.

 During 2017 Florida Pneumatic purchased approximately 36% of its pneumatic tools from China, 63% from Taiwan and 1% from Japan and Europe.  Florida Pneumatic performs final assembly on certain of its products at its factory in Jupiter, Florida.

Hy-Tech

Hy-Tech designs, manufactures and distributes industrial pneumatic tools, industrial gears, hydrostatic test plugs and a wide variety of parts under the brands ATP ATSCO, OZAT, Numatx, Thaxton and Quality Gear.  Hy-Tech produces and sells over sixty types of pneumatic tools, which include heavy duty air tools, industrial grinders, impact sockets, hydro-pneumatic riveters, air motors and custom gears, with prices ranging from $450 to $42,000.

Its products are sold direct to major end-users, as well as through a broad network of industrial and fluid power distributors. Industries served include power generation, petrochemical, construction, railroad, mining, ship building and fabricated metals. Hy-Tech also manufactures components, assemblies, finished product and systems for various Original Equipment Manufacturers under their own brand names.

Other than a line of sockets sold under the “OZAT” brand name that are imported from Israel, and a small number of parts, all Hy-Tech products are manufactured in the United States of America.

Hy-Tech products are sold through its in-house sales force as well as manufacturer representatives. Further, its products are sold off the shelf and also are produced and sold to customer’s specifications.

The business is not seasonal but may be subject to periodic outage and maintenance schedules in refineries, power generation facilities and chemical plants. The primary competitive factors in their industrial markets are quality, value, breadth and availability of products, customer service and technical support.

Hy-Tech sources its raw materials from various well-established distributors throughout the United States. There are redundant sources for all materials.

Hardware

Nationwide

Prior to the Nationwide Closing Date, the Company conducted its Hardware business through its wholly-owned subsidiary, Countrywide Hardware, Inc. (“Countrywide”). Countrywide conducted its business operations through its wholly-owned subsidiary, Nationwide. As of the Nationwide Closing Date, Nationwide was an importer and manufacturer of door, window and fencing hardware and accessories, including rollers, hinges, window operators, sash locks, custom zinc castings and door closers. On the Nationwide Closing Date, Countrywide sold Nationwide to an unrelated third party for approximately $22.2 million.

In November 2016, Countrywide sold the land and building that was the sole location from which Nationwide operated for $3.5 million, after fees and expenses.

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

Customers

The Company is not dependent on any one customer. During 2017 we had two retail customers, Sears and The Home Depot, which accounted for 5.9% and 27.1%, respectively, of the Company’s revenue and 13.6% and 29.8%, respectively, in 2016. The Company elected not to renew an agreement with Sears, which terminated on September 30, 2017.

Employees

The Company employed 171 full-time employees as of December 31, 2017. At various times during the year our operating units may employ seasonal or part-time help, as necessary. None of the Company’s employees are represented by a union.

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

ITEM 1A.  Risk Factors

A wide range of factors could materially affect our performance. In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results elsewhere in this report, the following factors, among others, could adversely affect our business, including our results of operations or financial position:

•	Exposure to fluctuations in energy prices. Fluctuations in energy prices, including crude oil and gas prices, could negatively impact the activities of those of our customers involved in extracting, refining or exploring for crude oil and gas, resulting in a corresponding adverse effect on the demand for the products that they purchase from us. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of, and demand for, oil and gas, market uncertainty and a variety of other economic factors that are beyond our control. Worldwide economic, political and military events, including war, terrorist activity, events in the Middle East and initiatives by the Organization of the Petroleum Exporting Countries (OPEC), have contributed, and are likely to continue to contribute, to price and volume volatility. Such volatility could result in a material adverse effect on our business, results of operations or financial position.

•	Debt and debt service requirements. The amount of our debt from time to time could have important consequences. For example, it could: increase our vulnerability to general adverse economic and industry conditions; limit our ability to fund future capital expenditures, working capital and other general corporate requirements and limit our flexibility in planning for, or reacting to, changes in our business.

•	Borrowing and compliance with covenants under our credit facility. Our credit facility contains affirmative and negative covenants including financial covenants, and default provisions. A breach of any of these covenants could result in a default under our credit agreement. Upon the occurrence of an event of default under our current credit agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the lenders were to accelerate the repayment of borrowings, to the extent we have significant outstanding borrowings at said time, we may not have sufficient assets to repay our asset based credit facility and our other indebtedness. Also, should there be an event of default, or a need to obtain waivers following an event of default, we may be subject to higher borrowing costs and/or more restrictive covenants in future periods. Further, the amount available for borrowing under our asset-based revolving loan facility is subject to a borrowing base, which is determined by taking into account, among other things, our accounts receivable, inventory and machinery and equipment. Fluctuations in our borrowing base impact our ability to borrow funds pursuant to the revolving loan facility.

•	Disruption in the global capital and credit markets. If global economic and financial market conditions deteriorate, it could have a material adverse effect on our financial condition and results of operations. In particular, lower consumer spending may result in reduced demand and orders for certain of our products, order cancellations, lower revenues, increased inventories, and lower gross margins. Further, if our customers experience difficulty obtaining financing in the capital and credit markets to purchase our products, this could result in further reduced orders for our products, order cancellations, inability of customers to timely meet their payment obligations to us, extended payment terms, higher accounts receivable, reduced cash flows, greater expense associated with collection efforts and increased bad debt expense; and a severe financial difficulty experienced by our customers may cause them to become insolvent or cease business operations.

•	The strength of the retail economy in the United States and abroad. Our business is subject to economic conditions in major markets in which we operate, including recession, inflation, deflation, general weakness in retail and industrial markets, as well as the exposure to liabilities under anti-corruption laws in various countries, such as the U.S. Foreign Corrupt Practices Act, currency instability, transportation delays or interruptions, sovereign debt uncertainties and difficulties in enforcement of contract and intellectual property rights, as well as natural disasters. The strength of such markets is a function of many factors beyond our control, including interest rates, employment levels, availability of credit and consumer confidence.

•	Risks associated with sourcing from overseas. We import finished goods and component parts. Any difficulty or inability on the part of manufacturers of our products or other participants in our supply chain in obtaining sufficient financing to purchase raw materials or to finance general working capital needs, or their inability to obtain raw materials due to shortages or other factors, may result in delays or non-delivery of shipments of our products. Additionally, material increases in raw material commodity prices could further adversely affect our results of operations and financial position. Our foreign suppliers may encounter interruption in their ability to continue to provide us with products on a short-term or long-term basis. Although we believe that there are redundant sources available and maintain multiple sources for most of our products, there may be costs and delays associated with securing such sources and there can be no assurance that such sources would provide the same quality of product at similar prices. Further, substantially all of our import operations are subject to customs’ requirements and to tariffs and quotas set by governments through mutual agreements, bilateral actions or, in some cases unilateral action. The countries in which our products and materials are manufactured or imported from, may from, time to time impose additional quotas, duties, tariffs or other restrictions on its imports or adversely modify existing restrictions. Furthermore, imported products and materials may be subject to future tariffs or other trade measures in the U.S. Adverse changes in these import costs and restrictions, or our suppliers’ failure to comply with customs regulations or similar laws could harm our business.

Our ability to import products in a timely and cost-effective manner may also be affected by conditions at ports or issues that otherwise affect transportation and warehousing providers, such as port and shipping capacity, labor disputes, severe weather or increased homeland security requirements in the U.S. and other countries. These issues could delay importation of products or require us to locate alternative ports or warehousing providers to avoid disruption to customers. These alternatives may not be available on short notice or could result in higher transit costs, which could have an adverse impact on our business and financial condition.

•	Customer concentration. We have several key customers, one of which accounted for approximately 27.1% of our 2017 consolidated revenue and 31.0% of our consolidated accounts receivable. Loss of key customers or a material negative change in our relationships with our key customers could have a material adverse effect on our business, results of operations or financial position.

•	Adverse changes in currency exchange rates A majority of our products are manufactured outside the United States, a portion of which are purchased in the local currency. As a result, we are exposed to movements in the exchange rates of various currencies against the United States dollar which could have an adverse effect on our results of operations or financial position. We believe our most significant foreign currency exposures are the Taiwan dollar (“TWD”) and the Chinese Renminbi (“RMB”). Purchases from Chinese sources are made in U.S. dollars (“USD”). However, if the RMB were to be revalued against the dollar, there could be a significant negative impact on the cost of our products. Further, the reporting currency for our consolidated financial statements is the USD. Certain of the company’s assets, liabilities, expenses and revenues are denominated in currencies other than the USD. In preparing our Consolidated Financial Statements, those assets, liabilities, expenses and revenues are translated into USD at applicable exchange rates. Increases or decreases in exchange rates between the USD and other currencies affect the USD value of those items, as reflected in the Consolidated Financial Statements. Substantial fluctuations in the value of the USD could have a significant impact on the company’s financial condition and results of operations.

•	Impairment of long-lived assets and goodwill. The inability to generate future cash flows sufficient to support the recorded amounts of goodwill, other intangible assets and other long-lived assets could result in future impairment charges.

•	Unforeseen inventory adjustments or changes in purchasing patterns. We make purchasing decisions based upon a number of factors including an assessment of market needs and preferences, manufacturing lead times and cash flow considerations. To the extent that our assumptions result in inventory levels being too high or too low, there could be a material adverse effect on our business, results of operations or financial position.

•	Market acceptance of products. There can be no assurance that the market continues its acceptance of the products we introduced in recent years or will accept new products (including the introduction of products into new geographic markets) introduced or scheduled for introduction in 2018. There can also be no assurance that the level of sales generated from these new products or geographic markets relative to our expectations will materialize.

•	Competition. The markets in which we sell our products are highly competitive on the basis of price, quality, availability, post-sale service and brand-name awareness. A number of competing companies are well-established manufacturers that compete on a global basis.

•	Price reductions. Price reductions taken by us in response to customer and competitive pressures, as well as price reductions or promotional actions taken in order to drive demand, could have a material adverse effect on our business, results of operations or financial position.

•	Interest rates. Interest rate fluctuations and other capital market conditions could have a material adverse effect on our business, results of operations or financial position.

•	Litigation and insurance. The effects of litigation and product liability exposure, as well as other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission and our public announcements could have a material adverse effect on our business, results of operations or financial position. Further, while we maintain insurance policies to protect against most potential exposures, events may arise against which we may not be adequately insured.

•	Retention of key personnel. Our success depends to a significant extent upon the abilities and efforts of our key personnel. The loss of the services of any of our key personnel or our inability to attract and retain qualified personnel in the future could have a material adverse effect on our business, results of operations or financial position.

•	Acquisition of businesses. Part of our business strategy is to opportunistically acquire complementary businesses, which involve risks that could have a material adverse effect on our business, financial condition and results of operations. These risks include:

•	Loss or significant decline in the revenue of customers of the acquired businesses;
•	Inability to integrate successfully the acquired businesses’ operations;
•	Inability to coordinate management and integrate and retain employees of the acquired businesses;
•	Difficulties in implementing and maintaining consistent standards, controls, procedures, policies and information systems;
•	Failure to realize anticipated synergies, economies of scale or other anticipated benefits, or to maintain operating margins;
•	Strain on our personnel, systems and resources, and diversion of attention from other priorities;
•	Incurrence of additional debt and related interest expense;
•	Unforeseen or contingent liabilities of the acquired businesses; and
•	Large write-offs or write-downs, or the impairment of goodwill or other intangible assets.

•	Regulatory environment. We cannot anticipate the impact of changes in laws and regulations, including changes in accounting standards, taxation requirements, including tax rate changes, new tax laws and revised tax law interpretations, and environmental laws, in both domestic and foreign jurisdictions. Increased legislative and regulatory activity and burdens, and a more stringent manner in which they are applied, could significantly impact our business and the economy as a whole.

•	The threat of terrorism and related political instability and economic uncertainty. The threat of potential terrorist attacks on the United States and throughout the world and political instability has created an atmosphere of economic uncertainty in the United States and in foreign markets. Our results may be impacted by the macroeconomic effects of those events. Also, a disruption in our supply chain as a result of terrorist attacks or the threat thereof may significantly affect our business and its prospects. In addition, such events may also result in heightened domestic security and higher costs for importing and exporting shipments of components and finished goods. Any of these occurrences may have a material adverse effect on our financial position, cash flow or results in any reporting period.

•	Business disruptions or other costs associated with information technology, cyber-attacks, system implementations, data privacy, or catastrophic losses. We rely heavily on computer systems to manage and operate our businesses, and record and process transactions. Computer systems are important to production planning, customer service and order fulfillment among other business-critical processes. Consistent and efficient operation of the computer hardware and software systems is imperative to the successful sales and earnings performance. Despite efforts to prevent such situations, and loss control and risk management practices that partially mitigate these risks, our systems may be affected by damage or interruption from, among other causes, fire, natural disasters, power outages, system failures or computer viruses. Computer hardware and storage equipment that is integral to efficient operations, such as e-mail, telephone and other functionality, is concentrated in certain physical locations in which we operate. Additionally, we rely on software applications and enterprise cloud storage systems and cloud computing services provided by third-party vendors, and our business may be adversely affected by service disruptions or security breaches in such third-party systems. Security threats and sophisticated computer crime pose a potential risk to the security of our information technology systems, cloud storage systems, networks, services and assets, as well as the confidentiality and integrity of some of our customers' data. If we suffer a loss or disclosure of business or stakeholder information due to security breaches, including as a result of human error and technological failures, and business continuity plans do not effectively address these issues on a timely basis, we may suffer interruptions in our ability to manage operations as well as reputational, competitive or business harm, which may adversely impact our results of operations and financial condition.

•	Unforeseen events. We cannot anticipate the impact of unforeseen events, including but not limited to war and pandemic disease, on economic conditions and consumer confidence in our business.

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

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.  Properties

Florida Pneumatic owns a 72,000 square foot plant facility located in Jupiter, Florida from which it conducts its operations. Its UAT subsidiary leases a 3,100 square foot facility from a non-affiliated lessor in High Wycombe, United Kingdom. This facility houses UAT’s warehouse / distribution, as well as its office needs. The lease expires in 2019 and contains a five-year renewal clause.

Hy-Tech owns and operates out of a 51,000 square foot plant facility located in Cranberry Township, Pennsylvania and leases a 13,200 square foot facility located in Punxsutawney, Pennsylvania, which expires in 2021 and does not have a renewal clause.

In connection with the Jiffy acquisition a wholly-owned subsidiary of Florida Pneumatic purchased certain real property, which consisted of land and the building from which Jiffy operates in Carson City, NV. The building is approximately 17,500 square feet. See Note 3 to Consolidated Financial Statements for further discussion.

The Company’s executive office of approximately 5,000 square feet is located in an office building in Melville, New York and is leased from a non-affiliated landlord. This lease expires in August 2022. Beginning December 2018, the Company can give notice of its intention to leave twelve months from the date of notice.

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

 In November 2016, Countrywide sold the 56,250 square foot facility located in Tampa, Florida in which Nationwide conducted its business. This property was sold to an unrelated third party in November 2016. See Note 2 to Consolidated Financial Statements for further discussion.

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

ITEM 4.  Mine Safety Disclosures

None.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common Stock (“Common Stock”) trades on the Nasdaq Global Market under the symbol PFIN. The ranges of the high and low closing sales prices for our Common Stock during the last two years were as follows:

2017	High	Low
First Quarter	$8.74	$6.86
Second Quarter	6.98	5.71
Third Quarter	7.70	5.66
Fourth Quarter	8.63	6.81

2016	High	Low
First Quarter	$11.62	$7.80
Second Quarter	10.15	8.29
Third Quarter	9.39	7.70
Fourth Quarter	8.69	6.75

As of March 23, 2018, there were approximately 700 holders of record of our Common Stock and the closing sale price of our stock as reported by the Nasdaq Global Market was $7.40.

From our incorporation in 1963 through December 31, 2015, we declared no cash dividends on our Common Stock. On March 8, 2016, the Company’s Board of Directors announced that it declared a special, one-time cash dividend of $0.50 per share payable on April 4, 2016, to stockholders of record at the close of business on March 21, 2016. The total amount of this special dividend payment was approximately $1,800,000 based on the then current number of shares outstanding. Additionally, the Company’s Board of Directors announced that it approved the initiation of a dividend policy under which the Company intends to declare a cash dividend to its stockholders in the amount of $0.20 per share per annum, payable in equal quarterly installments. In conjunction therewith, the Company’s Board of Directors declared three quarterly cash dividends of $0.05 per share to stockholders during 2016 and four quarterly dividends during 2017.

The Company continues to maintain the dividend policy; however, the declaration of dividends under this policy going forward is dependent upon the Company’s financial condition, results of operations, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

  The following table presents our repurchase activity of our Common stock during the three month period ended December 31, 2017:

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that may yet be
	Total Number of	Average Price	Announced Plan	Purchased Under the
Period	Shares Purchased	Paid per Share	or Program	Plan or Program (1)

October, 2017	2,631	$7.45	2,631	85,004
November, 2017	3,939	$7.40	3,939	81,065
December, 2017	27,943	$7.88	27,943	53,122

(1)	On August 24, 2017, the Company announced that it had adopted a written trading plan for the purpose of repurchasing up to 100,000 shares of its common stock. This trading plan expires on August 23, 2018, and was adopted pursuant to an authorization of a stock repurchase program by the Company’s Board, which was publicly announced on August 10, 2017.

ITEM 6.  Selected Financial Data

Not required.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT OVERVIEW

Overview

During 2017, our results of operations were impacted by a number of significant factors, such as:

•	The acquisition in April, 2017, of substantially all of the operating assets of Jiffy Air Tool Inc., for approximately $5,795,000; along with the purchase of the land and building of the Jiffy facility for $1,050,000;

•	The election not to renew the supply agreement with Sears, which terminated September 30, 2017;

•	Overall improvement in Hy-Tech’s gross margin;

•	Hy-Tech’s launch of its new product initiative.

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

Operating Measures

Key operating measures we use to manage our operations are: orders; shipments; development of new products; customer retention; inventory levels and productivity. These measures are recorded and monitored at various intervals, including daily, weekly and monthly. To the extent these measures are relevant, they are discussed in the detailed sections below.

Financial Measures

Key financial measures we use to evaluate the results of our business include: various revenue metrics; gross margin; selling, general and administrative expenses; earnings before interest and taxes; earnings before interest, taxes, depreciation and amortization; operating cash flows and capital expenditures; return on sales; return on assets; days sales outstanding and inventory turns. These measures are reviewed at monthly, quarterly and annual intervals and compared to historical periods as well as established objectives. To the extent that these measures are relevant, they are discussed in detail below.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain of these accounting policies require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates pertaining to such matters as bad debts, inventory reserves, goodwill and intangible assets, warranty reserves, sales discounts and taxes. We base our estimates on historical data and experience, when available, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies are further described below.

We consider the following policies and estimates to be the most critical in understanding the judgments that are involved in the preparation of the Company’s consolidated financial statements and the uncertainties that could impact the Company’s financial position, results of operations and cash flows.

Revenue Recognition

In accordance with current accounting literature, we recognize revenue when persuasive evidence of an arrangement exists, delivery, which occurs when title has passed to our customer or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured. We sell our goods on terms which transfer title and risk of loss at a specified location, which may be our warehouse, destination designated by our customer, port of loading or port of discharge, depending on the final destination of the goods. Other than standard product warranty provisions, our sales arrangements provide for no other post-shipment obligations. We do offer rebates and other sales incentives, promotional allowances or discounts; for certain customers, typically related to customer purchase volume, and are classified as a reduction of revenue and recorded at the time of sale. We periodically evaluate whether an allowance for sales returns is necessary. Historically, we have experienced minimal sales returns. If we believe there are material potential sales returns, we would provide the necessary provision against sales.

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

We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. We also may record as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and our assessment of the general financial conditions affecting our customer base. If actual collection experience changes, revisions to the allowance may be required. We have a limited number of customers with individually large amounts due at any given consolidated balance sheet date. Further, any unanticipated change in the creditworthiness of any of our customers could have a material effect on our results of operations in the period in which such changes or events occur. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. Based on the information available, we believe that our allowance for doubtful accounts as of December 31, 2017 and 2016 were adequate. However, actual write-offs in future periods could exceed the recorded allowance.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method or the weighted average method. Inventory, which includes materials, labor, and manufacturing overhead costs, is recorded net of an allowance for obsolete or slow moving inventory (“OSMI”), as well as unmarketable inventory. Such allowance is based upon historical experience and management’s understanding of market conditions and forecasts of future product demand. Specifically, at Florida Pneumatic and Jiffy we generally place a 100% reserve on inventory that has not had any sales or usage in more than two years. Hy-Tech’s methodology is primarily based on inventory turns, with inventory items that turn less frequently, receiving a greater allowance. Changes in our OSMI impact the Company’s cost of goods sold, gross profit and net earnings.

Goodwill and Indefinite-Lived Intangible Assets

In accordance and compliance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), we test goodwill for impairment on an annual basis. This test is performed as of the last day in November, or more frequently if we believe indicators of impairment might exist. Goodwill is tested at a level of reporting referred to as "the reporting unit." The Company's reporting units are Hy-Tech and Florida Pneumatic. We have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If the carrying amount of the reporting unit is less than its fair value, no impairment exists and no further action is required. If the carrying amount of a reporting unit exceeds its fair value, the entity will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value.

The Company also tests indefinite-lived intangible assets for impairment at least annually as of the last day of November. The evaluation of goodwill and indefinite-lived intangible assets requires that management prepare estimates of future operating results for each of the operating units. These estimates are made with respect to future business conditions and estimated expected future cash flows to determine estimated fair value. However, if, in the future, key drivers in our assumptions or estimates such as (i) a material decline in general economic conditions; (ii) competitive pressures on our revenue, or our ability to maintain margins; (iii) significant price increases from our vendors that cannot be passed through to our customers; and (iv) breakdowns in supply chain, or other possible factors beyond our control occur, an impairment charge against our intangible assets may be required.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while other positions are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as income taxes in the consolidated statements of operations and comprehensive (loss) income.

The authoritative guidance for income taxes requires a reduction of the carrying amounts of deferred tax assets by recording a valuation allowance if, based on the available evidence, it is more likely than not (defined as a likelihood of more than 50%) such assets will not be realized. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns and future profitability. The Company's accounting for deferred tax consequences represents its best estimate of those future events. Changes in the Company's estimates, due to unanticipated events or otherwise, could have a material effect on its financial condition and results of operations. The Company continually evaluates its deferred tax assets to determine if a valuation allowance is required.

For current and deferred tax provisions, the authoritative guidance requires entities to account for the effects of new income tax legislation in the same reporting period that the tax legislation is enacted. For recent tax law changes known as the U.S. Tax Cuts and Jobs Act of 2017 (the "2017 Act") enacted on December 22, 2017, SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, permits us to calculate and recognize provisional tax estimates for our fourth quarter of fiscal 2017 for the accounting related to the enactment of the 2017 Act. Any subsequent adjustments to the provisional estimates will be reflected in our income tax provisions/benefits during one or more periods in fiscal 2018. Additional information is contained in Note 11, Income Taxes, to the consolidated financial statements.

RESULTS OF OPERATIONS

2017 compared to 2016

Continuing operations

Unless otherwise discussed elsewhere in the Management’s Discussion and Analysis, we believe that our relationships with our key customers and suppliers remain satisfactory. The largest factor driving the improvement at Hy-Tech was the growth of its engineered solutions business (“OEM business”) as discussed below.

We elected not to renew our supply agreement with Sears, which expired on September 30, 2017. This decision was based on a number of factors including Sears’ continuing financial difficulties, the sale of the Craftsman brand to Stanley Black & Decker and our level of working capital exposure in relation to our return on that investment pertaining to Sears. There is no Sears inventory exposure at December 31, 2017. Further, the final remaining accounts receivable attributable to Sears at December 31, 2017 of approximately $212,000 was collected in full in January 2018.

We believe that over time several newer technologies and features will have a greater impact on the market for the Company’s traditional pneumatic tool offerings. This evolution has been felt initially by the advent of some cordless operated hand tools in the automotive aftermarket. We are currently evaluating the development of more advanced technologies in our tool platforms.

During the first quarter of 2016, we sold Nationwide to an unrelated third party for approximately $22.2 million. As a result of this transaction, Nationwide’s 2016 results are reported under discontinued operations, and are therefore excluded from continuing operations for all periods presented. Please see Note 2 - Discontinued Operations, to our Consolidated Financial Statements for additional information.

In December of 2017, Florida Pneumatic and Home Depot agreed to launch an improved line of pneumatic tools to replace the current offering. We expect to begin shipment of this new product line sometime in the third quarter of 2018. Gross margin for the new product line will be approximately 2% less than the current product line. In order to promote the roll out of the new products, Florida Pneumatic has agreed to participate in the 2018 marketing efforts by contributing $1,000,000.

Other than the aforementioned, or matters that may be discussed below, there are no major trends or uncertainties that had, or we could have reasonably expected to have a material impact on our revenue, nor was there any unusual or infrequent event, transaction or any significant economic change that materially affected our results of operations.

REVENUE

The tables set forth below provide an analysis of our revenue for the years ended December 31, 2017 and 2016.

Consolidated

	Year Ended December 31,
	2017		2016		Increase
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Florida Pneumatic	$46,471,000	78.8%	$45,282,000	79.1%	$1,189,000	2.6%
Hy-Tech	12,503,000	21.2	11,994,000	20.9	509,000	4.2
Total	$58,974,000	100.0%	$57,276,000	100.0%	$1,698,000	3.0%

Florida Pneumatic

Florida Pneumatic markets its air tool products to four primary sectors within the pneumatic tool market; Retail, Automotive, Industrial/catalog and the Aerospace market. It also generates revenue from its Berkley products line, as well as a line of air filters and other OEM parts (“Other”).

	Year Ended December 31,
	2017		2016		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Retail customers	$19,894,000	42.8%	$24,847,000	54.9%	$(4,953,000)	(19.9)%
Automotive	13,901,000	29.9	14,576,000	32.2	(675,000)	(4.6)
Industrial/catalog	5,303,000	11.4	4,616,000	10.2	687,000	14.9
Aerospace	6,506,000	14.0	320,000	0.7	6,186,000	1,933.1
Other	867,000	1.9	923,000	2.0	(56,000)	(6.1)
Total	$46,471,000	100.0%	$45,282,000	100.0%	$1,189,000	2.6%

Notable key factors impacting Florida Pneumatic’s full year 2017 revenue, compared to its full year 2016 revenue include: (i) a decline in shipments to its Retail customers. As previously disclosed, we elected not to renew a sales/service agreement with Sears, which expired September 30, 2017. This decision was the primary factor for a $4.3 million year over year decline in Sears’s revenue; (ii) an approximate $1.0 million decline in annual revenue from The Home Depot, due primarily to their decision to reduce the number of items offered for sale at certain locations, and lastly; (iii), we believe that the hurricanes and other factors, which impacted primarily the southern portion of the United States, were a contributing factor to the decline. With respect to our Automotive revenue, we believe that during 2017 two major automotive parts distributors were attempting to adjust their inventory levels of pneumatic hand tools. The actions taken by these two automotive parts distributors were the primary factors contributing to the 4.6% decline in year over year Automotive revenue. Further, a decline of approximately $200,000 in annual revenue at our UAT subsidiary in the United Kingdom also contributed to the decline in Automotive revenue. Our 2017 Industrial/catalog revenue increased 14.9% over 2016, due primarily to increased shipments to the US military and general industries, as well as overall market sector strengthening of this product line. Lastly, the Jiffy acquisition in April of this year has enabled us to approach the aerospace sector with a much stronger brand. As a result, our full year 2017 Aerospace revenue increased almost $6.2 million, over 2016 levels.

Hy-Tech

 Hy-Tech designs, manufactures and sells a wide range of industrial products under the brands ATP, ATSCO, OZAT and NUMATX, which are categorized as “ATP” for reporting purposes and include heavy duty air tools, industrial grinders, impact sockets and OEM business. Hy-Tech’s other product lines, Thaxton and Quality Gear, are reported as “Hy-Tech Machine” and include the hydro-pneumatic riveters, hydrostatic test plugs, air motors and custom gears.

	Year Ended December 31,
	2017		2016		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
ATP	$11,116,000	88.9%	$10,598,000	88.4%	$518,000	4.9%
Hy-Tech Machine	1,387,000	11.1	1,396,000	11.6	(9,000)	(0.6)
Total	$12,503,000	100.0%	$11,994,000	100.0%	$509,000	4.2%

The major components of the overall improvement in Hy-Tech’s full year 2017 revenue, compared to full year 2016 revenue are due primarily to the increase in revenue from its efforts to pursue alternate markets where it believes it could exploit its engineering and manufacturing expertise, and develop different applications for their tools, motors and accessories. We believe the development of the OEM business will continue to provide Hy-Tech an opportunity to generate additional sources of revenue in the future. During 2017 revenue from this initiative was $1,067,000, an increase of $795,000 over 2016’s revenue.. Offsetting these improvements was a net decline of $277,000 in its sale of its ATP tools and parts and sockets, as well as lower shipments to the large customer acquired in the ATSCO acquisition. It should be noted that sales to this customer have greatly improved during the last six months of 2017, compared to the same period a year ago. Hy-Tech Machine revenue was essentially flat for the year.

A major component of Hy-Tech’s revenue is derived from the oil and gas sector. Currently, we estimate that the oil and gas sector revenue accounts for approximately 30% to 35% of Hy-Tech’s total revenue. This revenue stream is driven by a number of factors, such as the number of off-shore rigs located in the Gulf of Mexico, “turn-arounds” or plant maintenance activities and, to a lesser extent, land rigs. We believe the lag in turn-around activities, the hurricanes that severely damaged the Gulf of Mexico and many of the oil refineries in the Gulf States, along with the growing presence of lower-priced imported tools and spare parts are impacting the markets in which Hy-Tech operates.

GROSS MARGIN

	Year Ended December 31,		Increase
	2017	2016	Amount		%
Florida Pneumatic	$17,432,000	$16,674,000	$758,000		4.5%
As percent of respective revenue	37.5%	36.8%	0.7	% pts
Hy-Tech	$3,652,000	$2,257,000	$1,395,000		61.8
As percent of respective revenue	29.2%	18.8%	10.4	% pts
Total Tools	$21,084,000	$18,931,000	$2,153,000		11.4%
As percent of respective revenue	35.8%	33.1%	2.7	% pts

Customer and product mix were the primary factors that contributed to the increase in Florida Pneumatic’s full-year 2017 gross margin, compared to full-year 2016. Additionally, reduced shipments to Sears during 2017 were a key factor, as Sears’ related gross margin was lower than that of Florida Pneumatic’s other product lines / customers. Further, Jiffy’s gross margin approximates that of Florida Pneumatic’s non-retail product lines. As such, the gross profit associated with the increase in Aerospace revenue this year exceeded the gross profits lost due to the decline in Retail revenue. There were no significant changes to our cost structure or selling price during the year.

Hy-Tech’s full-year 2017 gross margin increased 10.4 percentage points over 2016’s full-year gross margin. Factors contributing to the positive change include, among other things: (a) the adjustment to Hy-Tech’s full-year 2017 allowance for obsolete / slow moving inventory (“OSMI”) was less than the adjustment recorded during full-year 2016, as inventory turns improved, which directly impacts the computation of Hy-Tech’s OSMI; (b) 2017’s overhead absorption significantly improved; and (c) during 2016, we were shipping a line of very low gross margin tools to a major customer. During full-year 2017, shipment of these low gross margin tools greatly declined, compared to the prior year. We have no intention to continue to manufacture these products going forward. Offsetting the improvements discussed above, gross margin on the products being sold under its new marketing initiative are below Hy-Tech’s historical range. Management believes that gross margin on the new initiative products should increase as the result of manufacturing experience, and greater volume through the facility. Lastly, we also expect average margins of the new marketing initiative products category to improve as the result of anticipated additional new product offerings that we believe will generate greater gross margin.

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

Our SG&A for the full year 2017 was $21,034,000, compared to $19,610,000, an increase of $1,424,000 for the full year 2017. The most significant factor driving the increase was the addition of Jiffy. During 2017, from date of acquisition – April 5, 2017, through year-end, Jiffy’s SG&A was approximately $1,673,000. Other significant components to the change in SG&A include reductions in: (i) non-Jiffy compensation expenses of $56,000; (ii) variable expenses, which include costs such as: commissions, advertising travel and warranty of $286,000, due primarily to lower Retail revenue; and (iii) depreciation and amortization of $283,000, due in part to certain intangible assets at Hy-Tech written off in 2016; and to a lesser extent, certain assets being fully depreciated. The reductions were partially offset by an increase in professional fees of $425,000, which include fees and expenses related to the Jiffy Acquisition and recruitment fees for executive positions at Hy-Tech.

IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS - 2016

During the second quarter of 2016, we determined that an interim impairment analysis of the goodwill recorded in connection with Hy-Tech and ATSCO was necessary. As a result of the aforementioned, it was determined that Hy-Tech's short and long-term projections at that time had indicated an inability to generate sufficient discounted future cash flows to support the recorded amounts of goodwill, other intangible assets and other long-lived assets necessitating the impairment charge. Accordingly, in accordance with current accounting literature, during the second quarter of 2016 we recorded an impairment charge of $8,311,000 relating to goodwill and other intangible assets.

During our 2016 annual testing for impairment of our goodwill and other intangible assets, we determined that, primarily as the result of further degradation in Hy-Tech’s revenue, which in turn produced lower results of operations than had been previously re-forecast in May 2016, Hy-Tech’s goodwill and other intangibles were impaired. As a result, in accordance with current accounting literature, during the fourth quarter of 2016, we recorded an impairment charge of $880,000 relating to goodwill and $390,000 to other intangible assets.

GAIN ON SALE OF REAL PROPERTY - 2016

Effective November 1, 2016, we completed a transaction in which we sold real property, located in Tampa, Florida, for $3.75 million, resulting in a gain of approximately $1.7 million. This property was the headquarters of Nationwide, which we sold February 11, 2016. After deducting fees and expenses, we received approximately $3.5 million in cash, which was used to pay down bank borrowings, with the balance remaining in a cash account.

OTHER (EXPENSE) INCOME - NET

The table below provides an analysis of our Other (expense) income-net from continuing operations for the years ended December 31, 2017 and 2016:

	Year ended December 31,
	2017	2016
Lease income-net	$—	$100,000
Escrow refund	27,000
Fair value adjustment to contingent consideration - JIFFY	(158,000)	—
Total	$(131,000)	$100,000

The full-year 2017 consists primarily of an adjustment to the fair value of the contingent consideration obligation to the Jiffy Seller, partially offset by the receipt of the balance of an escrow related to the sale of the real property that was located in Tampa, Florida and used by Nationwide. See Note 2 to our consolidated financial statements for further discussion. During 2016 we received net rentals income on the real property that was sold in November of 2016.

INTEREST EXPENSE

	Year Ended December 31,
Interest expense attributable to:	2017	2016
Short-term borrowings	$102,000	$45,000
Term loans, including Capital Expenditure Term Loans	3,000	8,000
Amortization expense of debt issue costs	63,000	128,000

Total	$168,000	$181,000

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

In accordance with accounting guidance we have reported our short-term and term loan interest expense incurred during the period January 1, 2016 through February 11, 2016, which was the effective date of sale of Nationwide, in Discontinued operations. Further, as the result of the Company and Capital One, National Association (“Capital One” or the “Bank”) agreeing to significantly modify the Credit Agreement, as defined below in Liquidity and Capital Resources, we were required to write down and recognize as interest expense the debt issue costs associated with the then existing Credit Agreement. These costs are identified in the table above as “Amortization expense of debt issue costs.” See Note 2 to our consolidated financial statements for further discussion on the sale of Nationwide. See Liquidity and Capital Resources elsewhere in this Management’s Discussion and Analysis section for further information regarding our bank loans.

Our average balance of short-term borrowings during 2017 was $3,092,000, compared to $2,862,000, during 2016.

INCOME TAX EXPENSE

The effective tax rates from continuing operations for the years ended December 31, 2017 and 2016 were 255.0% and (34.2%), respectively.  Primary factors affecting our 2017 effective tax rate were nondeductible expenses, the adoption of ASU 2016-09 Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, provisional impact of changes to the tax law and state income taxes. The primary factors affecting the 2016 effective tax rate were nondeductible expenses and state income taxes. See Note 11 – Income Taxes, to Consolidated Financial Statements for further discussion and analysis.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

The Company calculated its best estimate of the impact of the 2017 Act in its year end income tax provision in accordance with its understanding of the 2017 Act and guidance available as of the date of this filing and, as a result, recorded $643,000 as additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $588,000. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $55,000 based on cumulative foreign earnings of $352,000.

DISCONTINUED OPERATIONS - 2016

Nationwide’s results of operations in our consolidated financial statements and Note 2 present its revenue and cost of goods sold for the period January 1, 2016 through February 11, 2016. The SG&A incurred during the same period includes that of Nationwide plus $19,000 of expenses incurred at the corporate level that is specifically attributable to Nationwide. In accordance with current accounting guidance, we included, as part of discontinued operations, all interest expense incurred attributable to our Bank borrowings during the period January 1, 2016 through February 11, 2016.

We recognized a gain of $12,512,000 on the sale of Nationwide, which represents the difference between the adjusted net purchase price and the carrying book value. For income tax purposes, the Company’s tax basis in Nationwide was greater than the net proceeds, resulting in a tax loss and thus a recorded tax benefit of $482,000. This tax loss can only be applied against future capital gain transactions. In November 2016, Countrywide completed the sale of the Tampa, Florida real property, which for tax purposes is treated as a capital gain transaction and thus utilized the tax benefit generated from the sale of Nationwide.

LIQUIDITY AND CAPITAL RESOURCES

We monitor such metrics as days’ sales outstanding, inventory requirements, accounts payable and capital expenditures to project liquidity needs, as well as evaluate return on assets. Our primary sources of funds are operating cash flows and our Revolver Loan (“Revolver”) with our bank.

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	December 31,
	2017	2016
Working capital	$24,278,000	$28,373,000
Current ratio	4.08 to 1	5.60 to 1
Shareholders’ equity	$46,013,000	$47,590,000

Credit Facility

In October 2010, we entered into a Loan and Security Agreement (“Credit Agreement”) with an affiliate of Capital One, National Association (“Capital One” or the “Bank”). The Credit Agreement, as amended from time to time, among other things, provides the ability to borrow funds under a Revolver arrangement. Revolver borrowings are secured by the Company’s accounts receivable, inventory, equipment and mortgages on real property. P&F and certain of its subsidiaries are borrowers under the Credit Agreement, and their obligations are cross-guaranteed by certain other subsidiaries.

At our option, Revolver borrowings bear interest at either LIBOR (“London InterBank Offered Rate”) or the Base Rate, as the term is defined in the Credit Agreement, plus an Applicable Margin, as defined in the Credit Agreement. We are subject to limitations on the number of LIBOR borrowings.

Contemporaneously with the sale of Nationwide in February 2016, we entered into the Consent and Second Amendment to the Restated Loan Agreement (the “2016 Amendment”) with Capital One. The 2016 Amendment, among other things, provided the Bank’s consent to the transactions related to the sale of Nationwide and the repurchase of certain shares and options discussed in Note 2 to the consolidated financial statements, and amended the Credit Agreement by: (a) reducing the aggregate Commitment (as defined) to $11,600,000; (b) reducing the Term Loan (as defined) to $100,000; (c) reducing the Revolver Commitment (as defined) to $10,000,000 (less the new Term Loan A balance of $100,000.); (d) reducing the Capex Loan Commitment (as defined) to $1,600,000; (e) modifying certain financial covenants, (f) lowering interest rate margins and fee obligations; (g) extending the expiration of the Credit Agreement to February 11, 2019, and (h) releasing the mortgage on our Tampa, FL real property.

Contemporaneously with the acquisition of the Jiffy business discussed in Note 3 to the consolidated financial statements, we entered into a Second Amended and Restated Loan and Security Agreement, effective as of the April 5, 2017, the closing date of the Jiffy Acquisition (the “2017 Agreement”), with Capital One. The 2017 Agreement, among other things, amended the Credit Agreement by: (1) increasing the maximum amount we can borrow under the Revolver Commitment (as defined) from $10,000,000 to $16,000,000, subject to certain borrowing base criteria, and (2) modifying certain borrowing base criteria as well as financial and other covenants.

At December 31, 2017 we had approximately $12,400,000 available under the Credit Facility.

We believe that should a need arise whereby the current credit facility is insufficient, we can borrow additional amounts against our real property or other assets.

We provide Capital One monthly financial statements, monthly borrowing base certificates and monthly certificates of compliance with various financial covenants. We believe we are in compliance with all financial and non-financial covenants. As part of the 2017 Agreement, if an event of default occurs, the interest rate would increase by two percent per annum during the period of default, in addition to other remedies provided to Capital One.

Short–Term Borrowings

At December 31, 2017, the Company’s short-term or Revolver borrowing was $1,928,000, compared to no short-term borrowing balance at December 31, 2016. Applicable Margin Rates, as defined in the Credit Agreement, at December 31, 2017 and 2016 for LIBOR and Base Rates were 1.50% and 0.50%, respectively.

	LIBOR	Base Rate
	%	%
Range of Applicable Margins added to Revolver borrowings during:
2017	1.50 points to 1.75 points	0.50 points to 0.75 points

2016	1.50 points to 2.0 points	0.50 points to 1.00 points

We purchase vehicles for use by our UAT salesforce. The current portion of the balance due on these loans applicable to these purchased vehicles was $0 at December 31, 2017, and $13,000 at December 31, 2016.

 At December 31, 2017, we had $7,138,000 of open purchase order commitments, compared to $9,836,000 at December 31, 2016.

Cash Flows

At December 31, 2017, cash provided by operating activities for the year was $4,634,000, compared to cash used in operating activities for the year ended December 31, 2016 of $1,158,000. At December 31, 2017, our cash balance was $1,241,000, compared to $3,699,000 at December 31, 2016. Cash at our UAT subsidiary at December 31, 2107 and 2016 was $501,000 and $305,000, respectively. We operate under the terms and conditions of the Credit Facility. As a result, all domestic cash receipts are remitted to Capital One lock-boxes.

Our total debt to total book capitalization (total debt divided by total debt plus equity) at December 31, 2017 was 4.2%, compared to 0.2% at December 31, 2016. We anticipate being able to generate cash from operations during 2018.

Capital spending during the year ended December 31, 2017 was $910,000, compared to $1,066,000 in 2016. Capital expenditures currently planned for 2018 are approximately $1,450,000, which we expect will be financed through the Credit Facility. The major portion of these planned capital expenditures will be for new metal cutting equipment, tooling and information technology hardware and software.

In March 2016, our Board of Directors approved the initiation of a dividend policy under which the Company intends to declare quarterly cash dividends to its stockholders in the amount of $0.05 per quarter. During 2017, our Board of Directors voted to approve the payment of four quarterly dividends. As such, in February 2017, May 2017, August 2017, and November 2017, we paid a $0.05 per share dividend to the shareholders of record. The aggregate of such dividend payments was approximately $722,000. Our Board of Directors expects to maintain this dividend policy; however, the future declaration of dividends under this policy is dependent upon several factors, which includes such things as our overall financial condition, results of operations, capital requirements and other factors our board may deem relevant.

On August 9, 2017, our Board of Directors authorized us to repurchase up to 100,000 shares of its common stock over a period of up to twelve months (the “Repurchase Program”). On August 24, 2017, we announced that, pursuant to the Repurchase Program, we adopted a written trading plan in accordance with the guidelines specified under Rule 10b5-1 under the Securities Exchange Act of 1934. As of December 31, 2017, we repurchased 46,878 shares of our Common Stock pursuant to the Repurchase Program, the cost of which was $358,000.

Customer concentration

As of December 31, 2017, our accounts receivable from Sears and The Home Depot was 2.1% and 31.0%, respectively of our total accounts receivable. In January, 2018 we collected the remaining balance of our accounts receivable from Sears. During 2016 Florida Pneumatic had two retail customers, Sears and The Home Depot, which at December 31, 2016 accounted for 14.2% and 39.3%, respectively, of our consolidated accounts receivable. Additionally, these two customers accounted for 5.9% and 27.1%, respectively, of our 2017 consolidated revenue, compared to 13.6% and 29.8%, respectively, in 2016. There was no other customer that accounted for more than 10% of our consolidated revenue in 2017 or 2016.

IMPACT OF INFLATION

We believe that the effects of changing prices and inflation on our consolidated financial position and our results of operations have been minimal.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Note 1, "Summary of Accounting Policies," to our consolidated financial statements for additional discussion of recent accounting standards and pronouncements.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (“ASC”) Topic 606, which supersedes existing accounting standards for revenue recognition and creates a single framework. Additional updates to Topic 606 were issued by the FASB in 2015 and 2016. We completed our assessment phase of what impact the adoption of these new revenue standards will have on our consolidated financial statements and related disclosures. Further, we performed a review of our revenue streams including reviewing contracts and comparing current accounting policies and practices to the new standard to identify differences from the application of ASU 2014-09. The performance obligations underlying our core revenue sources will remain substantially unchanged. Our revenue is generated through the sale of finished products, and will continue to be generally recognized at the point in time when merchandise is transferred to the customer and in an amount that considers the impacts of estimated allowances. Adoption of these standards will also require additional disclosures about the nature of revenue. Further, upon adoption of these standards we will have a change in classification of certain adjustments made by customers from SG&A to a reduction of net sales, which we believe will not be material to our consolidated financial statements, results of operations or cash flows.

We are currently evaluating the impact of the adoption of ASU 2016-02, Leases, on our consolidated financial condition, results of operations and cash flows.

In addition, in February 2018, the FASB issued No. ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). Under ASU 2018-02, an entity may elect to reclassify the income tax effects of the Tax Reform Act on items within accumulated other comprehensive income to retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period. We are currently evaluating what impact, if any, adoption of ASU 2018-02 may have on our consolidated financial statements.

Other than the aforementioned, we do not believe that any other recently issued but not yet effective accounting standard, if adopted, will have a material effect on our consolidated financial statements.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not Required

ITEM 8.  Financial Statements and Supplementary Data

P&F INDUSTRIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of P&F Industries, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of P&F Industries, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related consolidated notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2008.

Jericho, New York

March 29, 2018

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS
CURRENT ASSETS

Cash	$1,241,000	$3,699,000
Accounts receivable — net	10,047,000	7,906,000
Inventories	19,657,000	19,901,000
Prepaid expenses and other current assets	1,224,000	3,030,000
TOTAL CURRENT ASSETS	32,169,000	34,536,000

PROPERTY AND EQUIPMENT
Land	1,281,000	1,150,000
Buildings and improvements	6,138,000	5,209,000
Machinery and equipment	20,579,000	19,401,000
	27,998,000	25,760,000
Less accumulated depreciation and amortization	19,091,000	18,671,000
NET PROPERTY AND EQUIPMENT	8,907,000	7,089,000

GOODWILL	4,447,000	3,897,000

OTHER INTANGIBLE ASSETS — net	8,533,000	6,606,000

DEFERRED INCOME TAXES — net	872,000	1,793,000

OTHER ASSETS — net	110,000	130,000

TOTAL ASSETS	$55,038,000	$54,051,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES

Short-term borrowings	$1,928,000	$—
Accounts payable	2,443,000	2,398,000
Accrued compensation and benefits	1,944,000	1,733,000
Accrued other liabilities	1,576,000	2,019,000
Current maturities of long-term debt	—	13,000
TOTAL CURRENT LIABILITIES	7,891,000	6,163,000

Long-term debt, less current maturities	94,000	88,000
Other liabilities	1,040,000	210,000

TOTAL LIABILITIES	9,025,000	6,461,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock:
Class A - $1 par; authorized - 7,000,000 shares; issued – 4,203,000 at December 31, 2017 and 4,181,000 at December 31, 2016	4,203,000	4,181,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	13,064,000	12,906,000
Retained earnings	34,455,000	36,061,000
Treasury stock, at cost - 631,000 shares at December 31, 2017 and 584,000 shares at December 31, 2016	(5,179,000)	(4,821,000)
Accumulated other comprehensive loss	(530,000)	(737,000)

TOTAL SHAREHOLDERS’ EQUITY	46,013,000	47,590,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$55,038,000	$54,051,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Years ended December 31,
	2017	2016
Net revenue	$58,974,000	$57,276,000
Cost of sales	37,890,000	38,345,000
Gross profit	21,084,000	18,931,000
Selling, general and administrative expenses	21,034,000	19,610,000
Impairment of goodwill and other intangible assets	—	9,581,000
Operating income (loss)	50,000	(10,260,000)
Other (expense) income - net	(131,000)	100,000
Gain on sale of building	—	1,703,000
Interest expense	(168,000)	(181,000)
Loss before income taxes	(249,000)	(8,638,000)
Income tax (expense) benefit	(635,000)	2,955,000
Net loss from continuing operations	(884,000)	(5,683,000)

Discontinued operations (Note 2)

Net income from discontinued operations, net of tax of $38,000	—	72,000
Gain on sale of discontinued operations, net of tax benefit of $482,000	—	12,512,000
Net income from discontinued operations, net of tax	—	12,584,000
Net (loss) income	$(884,000)	$6,901,000

Basic and diluted (loss) earnings per share
Continuing operations	$(0.25)	$(1.58)
Discontinued operations	—	3.50
Net (loss) income	$(0.25)	$1.92

Weighted average common shares outstanding:
Basic	3,606,000	3,598,000
Diluted	3,606,000	3,598,000

Net (loss) income	$(884,000)	$6,901,000
Other comprehensive income (loss) - foreign currency translation adjustment	207,000	(396,000)
Total comprehensive (loss) income	$(677,000)	$6,505,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Class A Common Stock, $1 Par		Additional paid-in	Retained	Treasury stock		Accumulated other comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss

Balance, January 1, 2016	$43,642,000	4,170,000	$4,170,000	$12,884,000	$31,495,000	(554,000)	$(4,566,000)	$(341,000)

Net income	6,901,000	—	—	—	6,901,000	—	—	—

Exercise of stock options	23,000	6,000	6,000	17,000	—	—	—	—

Restricted common stock compensation	50,000	5,000	5,000	45,000	—	—	—	—

Stock-based compensation	(22,000)	—	—	(22,000)	—	—	—	—

Purchase of Class A common stock	(255,000)	—	—	—	—	(30,000)	(255,000)	—

Tax benefit on stock-based compensation	(18,000)	—	—	(18,000)	—	—	—	—

Dividends	(2,335,000)	—	—	—	(2,335,000)	—	—	—

Foreign currency translation adjustment	(396,000)	—	—	—	—	—	—	(396,000)

Balance, December 31, 2016	$47,590,000	4,181,000	$4,181,000	$12,906,000	$36,061,000	(584,000)	$(4,821,000)	$(737,000)

Net loss	(884,000)	—	—	—	(884,000)	—	—	—

Exercise of stock options	62,000	17,000	17,000	45,000	—	—	—	—

Restricted common stock compensation	38,000	5,000	5,000	33,000	—	—	—	—

Stock - based compensation	80,000	—	—	80,000	—	—	—	—

Purchase of Class A common stock	(358,000)	—	—	—	—	(47,000)	(358,000)	—

Dividends	(722,000)	—	—	—	(722,000)	—	—	—

Foreign currency translation adjustment	207,000	—	—	—	—	—	—	207,000

Balance, December 31, 2017	$46,013,000	4,203,000	$4,203,000	$13,064,000	$34,455,000	(631,000)	$(5,179,000)	$(530,000)

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2017	2016
Cash Flows from Operating Activities
Net loss from continuing operations	$(884,000)	$(5,683,000)
Net income from discontinued operations	—	12,584,000

Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Non-cash charges:
Depreciation and amortization	1,309,000	1,620,000
Amortization of other intangible assets	800,000	1,016,000
Amortization of debt issue costs	64,000	128,000
Provision for doubtful accounts	66,000	4,000
Stock-based compensation	80,000	13,000
Restricted stock-based compensation	38,000	50,000
Loss (gain) on sale of fixed assets	21,000	(1,700,000)
Deferred income taxes	912,000	(3,946,000)
Fair value increase in contingent consideration	158,000	—
Impairment of goodwill and other intangible assets	—	9,581,000
Changes in operating assets and liabilities:
Accounts receivable	(1,384,000)	498,000
Inventories	1,913,000	(316,000)
Prepaid expenses and other current assets	1,857,000	(2,006,000)
Other assets	45,000	58,000
Accounts payable	40,000	(372,000)
Accrued compensation and benefits	120,000	24,000
Accrued other liabilities	(502,000)	390,000
Other liabilities	(19,000)	(18,000)
Total adjustments	5,518,000	5,024,000
Net cash provided by (used in) operating activities – continuing operations	4,634,000	(659,000)
Net cash used in operating activities – discontinued operations	—	(499,000)
Net cash provided by (used in) operating activities	4,634,000	(1,158,000)

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2017	2016
Cash Flows from Investing Activities:
Capital expenditures	$(910,000)	$(1,066,000)
Proceeds from disposal of assets	12,000	3,512,000
Purchase of net assets of Jiffy Air Tool, Inc.	(6,845,000)	—
Purchase of patents	(200,000)	—
Net cash (used in) provided by investing activities – continuing operations	(7,943,000)	2,446,000
Net cash provided by investing activities – discontinued operations	—	20,149,000
Net cash (used in) provided by investing activities	(7,943,000)	22,595,000

Cash Flows from Financing Activities:
Dividend payments	(722,000)	(2,335,000)
Proceeds from exercise of stock options	62,000	23,000
Purchase of Class A common stock	(358,000)	(255,000)
Net proceeds from short-term borrowings	1,928,000	9,087,000
Repayments of term loans	—	(6,343,000)
Repayments of notes payable	(14,000)	(29,000)
Excess tax benefit on stock-based compensation	—	(18,000)
Payments of debt issue costs	(84,000)	(30,000)
Net cash provided by financing activities – continuing operations	812,000	100,000
Net cash used in financing activities – discontinued operations	—	(18,716,000)
Net cash provided by (used in) financing activities	812,000	(18,616,000)
Effect of exchange rate changes on cash	39,000	(49,000)
Net (decrease) increase in cash	(2,458,000)	2,772,000
Cash at beginning of year	3,699,000	927,000
Cash at end of year	$1,241,000	$3,699,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$97,000	$133,000

Income taxes	$409,000	$112,000

Supplemental disclosures of non-cash investing and financing activities:
Contingent consideration on acquisition	$692,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

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

Tools

The Company conducts its Tools business through a wholly-owned subsidiary, Continental Tool Group, Inc. (“Continental”), which in turn operates through its wholly-owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”). Exhaust Technologies Inc. (“ETI”) and Universal Air Tool Company Limited (“UAT”) are wholly-owned subsidiaries of Florida Pneumatic. Effective April 5, 2017, the Company purchased substantially all of the operating assets, less certain payables of Jiffy Air Tool, Inc., (“Jiffy”) through a wholly-owned subsidiary. See Note 3 to our consolidated financial statements for further discussion. The business of Air Tool Service Company (“ATSCO”) operates through a wholly-owned subsidiary of Hy-Tech.

Florida Pneumatic imports and sells pneumatic hand tools, most of which are of its own design, primarily to the retail, industrial, automotive and aerospace markets. It also markets, through its Berkley Tool division (“Berkley”), a product line which includes pipe and bolt dies, pipe taps, wrenches, vises and stands, pipe and tubing cutting equipment, hydrostatic test pumps, and replacement electrical components for a widely-used brand of pipe cutting and threading machines.

Hy-Tech designs, manufactures and distributes industrial pneumatic tools, industrial gears, hydrostatic test plugs and a wide variety of parts under the brands ATP ATSCO, OZAT, Numatx, Thaxton and Quality Gear.

Industries served include power generation, petrochemical, construction, railroad, mining, ship building and fabricated metals. Hy-Tech also manufactures components, assemblies, finished product and systems for various Original Equipment Manufacturers under their own brand names.

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

P&F INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 1—SUMMARY OF ACCOUNTING POLICIES -Continued

Revenue Recognition

In accordance with current accounting literature, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery, which occurs when title has passed to our customer or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured. The Company sells its goods on terms which transfer title and risk of loss at a specified location, which may be our warehouse, destination designated by our customer, port of loading or port of discharge, depending on the final destination of the goods. Other than standard product warranty provisions, our sales arrangements provide for no other post-shipment obligations. The Company offers rebates and other sales incentives, promotional allowances or discounts; for certain customers, typically related to customer purchase volume, and are classified as a reduction of revenue and recorded at the time of sale. The Company periodically evaluates whether an allowance for sales returns is necessary. Historically, we have experienced minimal sales returns. If the Company believes there are material potential sales returns, it would provide the necessary provision against sales.

Shipping and Handling Costs

Expenses for shipping and handling costs are included in selling, general and administrative expenses, and totaled approximately $2,017,000 and $2,013,000, respectively, for the years ended December 31, 2017 and 2016.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held in bank demand deposits. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2017 and 2016.

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and short-term debt approximate fair value as of December 31, 2017 and 2016 because of the relatively short-term maturity of these financial instruments. The carrying amounts reported for long-term debt approximate fair value as of December 31, 2017 and 2016 because, in general, the interest rates underlying the instruments fluctuate with market rates.

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

The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. The Company also records as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and the Company’s assessment of the general financial conditions affecting its customer base. If actual collection experience changes, revisions to the allowance may be required. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in the creditworthiness of any of these customers could have a material effect on the Company’s results of operations in the period in which such changes or events occur. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. Based on the information available, the Company believes that its allowance for doubtful accounts as of December 31, 2017 is adequate. However, actual write-offs might exceed the recorded allowance.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 1—SUMMARY OF ACCOUNTING POLICIES - Continued

Concentrations of Credit Risk

The Company places the majority of its cash with its primary bank, Capital One Bank, National Association (“Capital One”), which is insured by the Federal Deposit Insurance Corporation (“FDIC”). Significant concentrations of credit risk may arise from the Company’s cash maintained at Capital One, as from time to time cash balances may exceed the FDIC limits.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable. We have two customers that in the aggregate, as of December 31, 2017 and 2016, accounted for 33.1% and 53.5%, respectively, of our consolidated accounts receivable. Sears was one of the two customers included in the percentages stated above. The Company has previously disclosed that it terminated its business relationship with Sears, effective September 30, 2017. As of December 31, 2017, there was an outstanding accounts receivable balance of $212,000 due from Sears, which was fully collected in January 2018. Additionally, these two customers accounted for 5.9% and 27.1%, respectively, of our 2017 consolidated revenue, compared to 13.6% and 29.8%, respectively, in 2016. There was no other customer that accounted for more than 10% of our consolidated revenue in 2017 or 2016.

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

Long-Lived Assets

In accordance with authoritative guidance pertaining to the accounting for the impairment or disposal of long-lived assets, property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s assessment of recoverability of property and equipment is performed on an entity level. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of such asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of such asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

P&F INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 1—SUMMARY OF ACCOUNTING POLICIES - Continued

Goodwill, Intangible and Long-Lived Assets

Goodwill is carried at cost less any impairment charges. Goodwill and intangible assets with indefinite lives are not amortized but are subject to an annual test for impairment at the entity unit level (operating segment or one level below an operating segment) and between annual tests in certain circumstances. In accordance with authoritative guidance issued by the Financial Accounting Standards Board, (“FASB”), the Company tests goodwill for impairment on an annual basis. This test occurs in the fourth quarter or more frequently if the Company believes indicators of impairment exist. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If the carrying amount of the reporting unit is less than its fair value, no impairment exists and no further action is required. If the carrying amount of a reporting unit exceeds its fair value, the entity will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value.

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

Warranty Liability

The Company offers certain warranties against product defects for periods ranging from one to three years. Certain products carry limited lifetime warranties. The Company’s typical warranties require it to repair or replace the defective products during the warranty period at no cost to the customer. At the time the product revenue is recognized, the Company records a liability for estimated costs. The costs are estimated based on revenue and historical experience. The Company periodically assesses the adequacy of its warranty liability and adjusts the amounts as necessary. While the Company believes that its estimated liability for product warranties is adequate and that the judgment applied is appropriate, the estimated liability for the product warranties could differ materially in the future.

Income Taxes

The Company accounts for income taxes using the asset and liability approach. This approach requires the recognition of current tax assets or liabilities for the amounts refundable or payable on tax returns for the current year, as well as the recognition of deferred tax assets or liabilities for the expected future tax consequences of temporary differences that can arise between (a) the amount of taxable income and pretax financial income for a year, such as from net operating loss carryforwards and other tax credits, and (b) the tax bases of assets or liabilities and their reported amounts in the consolidated financial statements. Deferred tax assets and liabilities are measured using enacted tax rates. The impact on deferred tax assets and liabilities of changes in tax rates and laws, if any, is reflected in the consolidated financial statements in the period enacted. Further, the Company evaluates the likelihood of realizing benefit from our deferred tax assets by estimating future sources of taxable income and the impact of tax planning strategies. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

The Company files a consolidated Federal tax return. P&F and certain of its subsidiaries file combined tax returns in New York and Texas. All subsidiaries, other than UAT, file other state and local tax returns on a stand-alone basis. UAT files an income tax return to the taxing authorities in the United Kingdom.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 1—SUMMARY OF ACCOUNTING POLICIES - Continued

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while other positions are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. For tax positions that meet the more-likely-than-not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50% likelihood of being realized upon ultimate settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above, is reflected as a liability for unrecognized tax benefits in the consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as income taxes in the consolidated statements of operations and comprehensive (loss) income.

The authoritative guidance for income taxes requires a reduction of the carrying amounts of deferred tax assets by recording a valuation allowance if, based on the available evidence, it is more likely than not (defined as a likelihood of more than 50%) such assets will not be realized. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns and future profitability. The Company's accounting for deferred tax consequences represents its best estimate of those future events. Changes in the Company's estimates, due to unanticipated events or otherwise, could have a material effect on its financial condition and results of operations. The Company continually evaluates its deferred tax assets to determine if a valuation allowance is required.

For current and deferred tax provisions, current accounting guidance requires entities to account for the effects of new income tax legislation in the same reporting period that the tax legislation is enacted. For recent tax law changes known as the U.S. Tax Cuts and Jobs Act of 2017 (the "2017 Act") enacted on December 22, 2017, SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, permits us to calculate and recognize provisional tax estimates for our fourth quarter of fiscal 2017 for the accounting related to the enactment of the 2017 Act. Any subsequent adjustments to the provisional estimates will be reflected in our income tax provisions/benefits during one or more periods in fiscal 2018. Additional information is contained in Note 11, Income Taxes, to the consolidated financial statements.

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

Advertising

The Company expenses its costs of advertising in the period in which they are incurred. Advertising costs for the years ended December 31, 2017 and 2016 were $1,276,000 and $1,441,000, respectively.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 1—SUMMARY OF ACCOUNTING POLICIES - Continued

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

The following table sets forth the computation of basic and diluted (loss) earnings per common share:

	Years Ended December 31,
	2017	2016
Numerator for basic and diluted (loss) earnings per common share:
Net loss from continuing operations	$(884,000)	$(5,683,000)
Net income from discontinued operations	—	12,584,000
Net (loss) income	$(884,000)	$6,901,000
Denominator:
Denominator for basic (loss) income per share—weighted average common shares outstanding	3,606,000	3,598,000
Denominator for diluted (loss) income per share—adjusted weighted average common shares and assumed conversions	3,606,000	3,598,000

For the years ended December 31, 2017 and 2016, the Company experienced a net loss from continuing operations. As a result, there is no calculation of diluted earnings per share. The average anti-dilutive options outstanding for the years ended December 31, 2017 and 2016 were 77,000 and 76,000, respectively.

 Share-Based Compensation

In accordance with GAAP, the Company measures and recognizes compensation expense for all share-based payment awards based on estimated fair values. Share-based compensation expense is included in selling, general and administrative expense on the accompanying consolidated statements of operations and comprehensive (loss) income.

With respect to stock options, GAAP requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations and comprehensive (loss) income. The Company records compensation expense ratably over the vesting periods. The Company estimates forfeitures at the time of grant and revises this estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses the Black-Scholes option-pricing model as its method of valuation for share-based awards granted. As such, the Company’s determination of fair value of share-based payment awards is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, relevant interest rates, and the expected term of the awards.

With respect to any issuance of its common stock, the Company determines fair value per share as the closing price of its common stock on the date of the grant of said shares.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 1—SUMMARY OF ACCOUNTING POLICIES - Continued

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

For foreign currency remeasurement from each local currency into the appropriate functional currency, monetary assets and liabilities are remeasured to functional currencies using current exchange rates in effect at the balance sheet date. Gains or losses from these remeasurements were not significant and have been included in the Company’s consolidated statements of operations and comprehensive (loss) income. Non-monetary assets and liabilities are recorded at historical exchange rates, and the related remeasurement gains or losses are reported as a component of "Accumulated other comprehensive loss" in the Company's consolidated balance sheets.

Going concern assessment

In accordance with current accounting literature, the Company assesses going concern uncertainty in its financial statements to determine if it will have sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the financial statements are issued or available to be issued, which is referred to as the “look-forward period”, as defined in the current accounting guidance. As part of this assessment, based on conditions that are known and reasonably knowable to the Company, it will consider various scenarios, forecasts, projections, estimates and will make certain key assumptions, including the timing and nature of projected cash expenditures or programs, and its ability to delay or curtail expenditures or programs, if necessary, among other factors. Based on this assessment, as necessary or applicable, the Company will make certain assumptions around implementing curtailments or delays in the nature and timing of programs and expenditures to the extent the Company deems probable those implementations can be achieved and it will have the proper authority to execute them within the look-forward period. Our assessment determined the Company is a going concern.

New Accounting Pronouncements

Recently Issued Accounting Pronouncements

Not Yet Adopted

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (“ASC”) Topic 606, which supersedes existing accounting standards for revenue recognition and creates a single framework. Additional updates to Topic 606 issued by the FASB in 2015 and 2016 include the following:

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

The underlying principle is to use a five-step analysis of transactions to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The standard permits the use of either a retrospective or modified retrospective application. The Company has elected to use the modified retrospective application. The Company has performed a review of its revenue streams including reviewing contracts and comparing current accounting policies and practices to the new standard to identify differences from the application of ASU 2014-09. The Company's performance obligations underlying its core revenue sources will remain substantially unchanged. Its revenue is generated through the sale of finished products, and will continue to be generally recognized at the point in time when merchandise is transferred to the customer and in an amount that considers the impacts of estimated allowances. The Company will have a change in classification of certain adjustments made by customers from SG&A to a reduction of net sales, which the Company does not believe will be material. The standard will also require additional disclosures about the nature of revenue as well as the judgment involved in the timing of revenue recognition. The Company adopted ASU 2014-09 on the first day of fiscal 2018 and used the modified retrospective approach.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 1—SUMMARY OF ACCOUNTING POLICIES - Continued

In February 2016, the FASB issued ASU No. 2016-02, Leases. This ASU is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. ASC Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years; earlier adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

There are currently no other accounting standards that have been issued but not yet adopted that will have a significant impact on the Company’s financial position, results of operations or cash flows upon adoption.

Recently Adopted

 In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplified the testing of goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measured a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 is effective for public companies for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company concluded that ASU 2017-04 is preferable to the current guidance due to efficiency, since ASU 2017-04 eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. The Company early adopted ASU 2017-04 in conjunction with its annual impairment test of goodwill for all reporting units. The adoption of ASU 2017-04 did not have a material impact on its financial results nor its impairment analysis of its goodwill as of November 30, 2017.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplified several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the consolidated statement of cash flows and forfeitures. ASU 2016-09 was effective for the Company beginning fiscal year 2017 and did not have a material impact on the Company’s consolidated results of operations or financial position. As a result of adoption, the Company now recognizes excess tax benefits or deficiencies associated with share-based compensation activity as an income tax expense or benefit in the period the awards vest or are settled. In addition, the Company now presents excess tax benefits or deficiencies from share-based compensation activity with other income tax cash flows as an operating activity on the consolidated statement of cash flows, which differs from the Company’s historical classification of excess tax benefits or deficiencies as a financing activity. The Company has elected to apply this change in cash flow presentation on a prospective basis. The standard also permits the Company to make a policy election for how it accounts for forfeitures, and the Company has elected to account for these forfeitures as they occur.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”).  The standard simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value for entities using the first-in, first-out method of valuing inventory.  ASU 2015-11 eliminates other measures required by current guidance to determine net realizable value.  ASU 2015-11 was effective for fiscal 2017.  The impact of the adoption was not material to the Company’s consolidated financial statements.

The Company does not believe that any recently issued accounting standards, in addition to those referenced above, would have a material effect on its consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 2—DISCONTINUED OPERATIONS - 2016

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

The net income from discontinued operations, net of taxes in 2016 presented in the accompanying Consolidated Statements of Operations and Comprehensive (Loss) Income is composed of the following:

January 1, 2016 through the Closing Date

Revenue	$1,830,000
Cost of goods sold	1,177,000
Gross profit	653,000
Selling and general and administrative expenses	483,000
Interest expense-net	60,000
Income before income taxes	110,000
Income taxes	38,000

Net income	$72,000

The Company recognized a gain of $12,512,000 on the sale of Nationwide, which represents the difference between the adjusted net purchase price and the carrying book value of Nationwide. For income tax purposes, our tax basis in Nationwide was greater than the net proceeds resulting in a tax loss and thus the Company recorded a tax benefit of $482,000. This tax loss can only be applied against future capital gain transactions. In November 2016, Countrywide completed the sale of the Premises to an unrelated third party for $3,750,000. After fees and other expenses, the net proceeds to the Company were $3,500,000. The Company used these net proceeds to pay down its revolving credit loan and reduce its terms loans to $100,000. As a result of this transaction, the Company, during the fourth quarter of 2016, recognized a gain on sale of $1,703,000. For tax purposes this sale is treated as a capital gain transaction and the Company utilized the $482,000 tax benefit generated from the sale of Nationwide.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

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

Additionally, Jiffy Seller may be entitled to up to $1,000,000 in additional consideration, which is contingent upon Jiffy achieving certain revenue thresholds and other criteria as set forth in the Asset Purchase Agreement within two defined measurement periods occurring within approximately the first two years following the Jiffy Closing Date.

In connection with the Asset Purchase Agreement, a separate Purchase and Sale Agreement and Joint Escrow Instructions (the “Purchase and Sale Agreement” and together with the Asset Purchase Agreement, the “Agreements”) was entered into between Jiffy Seller and Bonanza Properties Corp. (“Bonanza Properties”), a Delaware corporation and newly formed wholly-owned subsidiary of Florida Pneumatic, pursuant to which Bonanza Properties purchased certain real property of Jiffy Seller. Pursuant to the Purchase and Sale Agreement, the purchase price for the real property was $1,050,000.

The initial total consideration ($5,950,000 plus $1,050,000) was paid by Jiffy to Jiffy Seller from funds available under the Revolver, as defined in Note 8, pursuant to the 2016 Amendment (defined in Note 8 below), less certain amounts escrowed pursuant to, among others, the terms of the Agreements.

Total
Cash paid at closing	$7,000,000
Less working capital adjustment	(155,000)
Fair value of contingent consideration	692,000
Total estimated purchase price	$7,537,000

The following table presents purchase price allocation:

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

P&F INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 3 – ACQUISITION - Continued

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

	For the Year Ended December 31,
	2017	2016
Revenue	$60,451,000	$64,152,000
Net loss from continuing operations	$(779,000)	$(4,472,000)
Loss per share – basic	$(0.22)	$(1.24)
Loss per share – diluted	$(0.22)	$(1.24)

NOTE 4—FAIR VALUE MEASUREMENTS

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

As of December 31, 2017 and 2016, the carrying amounts reflected in the accompanying consolidated balance sheets for current assets and current liabilities approximated fair value due to the short-term nature of these accounts.

The fair value of the Prepaid expenses and other current assets, which consists primarily of escrowed funds from the sale of Nationwide, was estimated to be the same as its carrying value, based on Level 3 inputs. The escrow was released to the Company in August 2017, in accordance with the terms and conditions set forth in the Stock Purchase Agreement.

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

NOTE 5—ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	December 31, 2017	December 31, 2016
Accounts receivable	$10,199,000	$7,991,000
Allowance for doubtful accounts and sales discounts	(152,000)	(85,000)
	$10,047,000	$7,906,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 6—INVENTORIES

Inventories consist of:

	December 31, 2017	December 31, 2016
Raw materials	$1,871,000	$1,918,000
Work in process	1,556,000	658,000
Finished goods	16,230,000	17,325,000
	$19,657,000	$19,901,000

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets with indefinite lives are tested annually or whenever events or circumstances indicate the carrying value of these assets may not be recoverable.  In accordance with authoritative guidance issued by the FASB, the Company performed an annual impairment test of goodwill and indefinite-lived intangible assets during the fourth quarter based on conditions as of November 30, 2017. In 2017, with respect to Florida Pneumatic and Hy-Tech, the Company determined the fair value using the income approach methodology of valuation, which considers the expected present value of future cash flows. As an integral part of the valuation process the Company utilizes its latest cash flows forecasts for the next four fiscal years, and then applies projected minimal growth for all remaining years, based upon available statistical data and management’s estimates.

The result of the Company’s impairment test for Florida Pneumatic determined that its fair value exceeded the carrying value and, as such, no impairment to Goodwill and other intangible assets was recorded in 2017.

Changes in the carrying amount of goodwill are as follows:

Balance, January 1, 2017	$3,897,000
Acquisition of Jiffy Air Tool, Inc.	534,000
Currency translation adjustment	16,000
Balance, December 31, 2017	$4,447,000

Other intangible assets were as follows:

	December 31, 2017			December 31, 2016
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships (1)	$6,836,000	$1,570,000	$5,266,000	$5,143,000	$1,022,000	$4,121,000
Trademarks and trade names (1)	2,329,000	—	2,329,000	1,507,000	—	1,507,000
Trademarks and trade names (2)	200,000	19,000	181,000	200,000	5,000	195,000
Engineering drawings	330,000	175,000	155,000	330,000	148,000	182,000
Non-compete agreements (1)	239,000	210,000	29,000	212,000	150,000	62,000
Patents (3)	1,405,000	832,000	573,000	1,205,000	666,000	539,000
Totals	$11,339,000	$2,806,000	$8,533,000	$8,597,000	$1,991,000	$6,606,000

(1)	A portion of these intangibles are maintained in a foreign currency, and are therefore subject to foreign exchange rate fluctuations.
(2)	These were previously considered an indefinite-lived intangible asset of Hy-Tech. However, as the result of a prior impairment, the Company began amortizing these intangible assets over a 15 year useful life.
(3)	The $200,000 increase represents a patent acquired during the third quarter of 2017.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS - Continued

Changes in the carrying amount of other intangibles are as follows:

	Cost	Accumulated amortization	Net book value
Balance, January 1, 2017	$8,597,000	$1,991,000	$6,606,000
Acquisition of Jiffy Air Tool, Inc.	2,477,000	—	2,477,000
Purchase of patent	200,000	—	200,000
Amortization	—	800,000	(800,000)
Currency translation adjustment	65,000	15,000	50,000
Balance, December 31, 2017	$11,339,000	$2,806,000	$8,533,000

The weighted average amortization period for intangible assets was as follows:

	December 31, 2017	December 31, 2016
Customer relationships	10.1	9.3
Trademarks and trade names (2)	13.5	14.5
Engineering drawings	8.1	8.8
Non-compete agreements	1.8	1.2
Patents	8.8	6.1

Amortization expense of intangible assets from continuing operations subject to amortization was as follows:

Year ended December 31,
2017	2016
$800,000	$1,016,000

Amortization expense for each of the next five years and thereafter is estimated to be as follows:

2018	$702,000
2019	683,000
2020	644,000
2021	637,000
2022	636,000
Thereafter	2,902,000
$6,204,000

During the second and fourth quarters of 2016, the Company recorded impairment charges against Hy-Tech’s Goodwill. The following table presents the aggregate amount of impairment charges recorded in 2016.

Customer relationships	$3,001,000
Trademarks and trade names (1)	237,000
Engineering drawings	37,000
Non-compete agreements	83,000

$3,358,000

(1)	These were previously considered an indefinite lived intangible asset of Hy-Tech; however, as the result of the testing for impairment the Company began amortizing these intangible assets over a fifteen year useful life.
NOTE	A portion of these intangibles are maintained in a foreign currency, and are therefore subject to foreign exchange rate fluctuations.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 8—DEBT

In October 2010, the Company entered into a Loan and Security Agreement (“Credit Agreement”) with an affiliate of Capital One, National Association (“Capital One” or the “Bank”). The Credit Agreement, as amended from time to time, among other things, provides the ability to borrow funds under a Revolver arrangement. Revolver borrowings are secured by the Company’s accounts receivable, inventory, equipment and mortgages on real property. P&F and certain of its subsidiaries are borrowers under the Credit Agreement, and their obligations are cross-guaranteed by certain other subsidiaries.

At the Company’s option, Revolver borrowings bear interest at either LIBOR (“London InterBank Offered Rate”) or the Base Rate, as the term is defined in the Credit Agreement, plus an Applicable Margin, as defined in the Credit Agreement. We are subject to limitations on the number of LIBOR borrowings.

Contemporaneously with the sale of Nationwide in February 2016, the Company entered into the Consent and Second Amendment to the Restated Loan Agreement (the “2016 Amendment”) with Capital One. The 2016 Amendment, among other things, provided the Bank’s consent to the transactions contained in the Stock Purchase Agreement related to the sale of Nationwide and the repurchase of certain shares and options discussed in Note 2 and 9 to the consolidated financial statements, and amended the Credit Agreement by: (a) reducing the aggregate Commitment (as defined in the 2016 Amendment) to $11,600,000; (b) reducing the Term Loan to $100,000; (c) reducing the Revolver Commitment (as defined in the 2016 Amendment) to $10,000,000 (less the new Term Loan A balance of $100,000. Leaving this balance will simplify potential future increases to the term loan, should the Company require and should Capital One be willing to provide such funding.); (d) reducing the Capex Loan Commitment (as defined in the 2016 amendment) to $1,600,000; (e) modifying certain financial covenants, (f) lowering interest rate margins and fee obligations; (g) extending the expiration of the Credit Agreement to February 11, 2019, and (h) releasing the mortgage on our Tampa, FL real property.

Contemporaneously with the acquisition of the Jiffy business discussed in Note 3 to the consolidated financial statements, the Company entered into a Second Amended and Restated Loan and Security Agreement, effective as of the April 5, 2017, the closing date of the Jiffy Acquisition (the “2017 Agreement”), with Capital One. The 2017 Agreement, among other things, amended the Credit Agreement by: (1) increasing the maximum amount it can borrow under the Revolver Commitment (as defined) from $10,000,000 to $16,000,000, subject to certain borrowing base criteria, and (2) modifying certain borrowing base criteria as well as financial and other covenants. In addition, the Company incurred $84,000 of debt issue costs in connection with this Amendment.

The Company provides Capital One monthly financial statements, borrowing base certificates and certificates of compliance with various financial covenants. The Company believes it is in compliance with all financial and non-financial covenants. As part of the Restated Loan Agreement, if an event of default occurs, the interest rate would increase by two percent per annum during the period of default, in addition to other remedies provided to Capital One.

SHORT–TERM BORROWINGS

At December 31, 2017, the Company’s short-term or Revolver borrowing was $1,928,000, compared to no short-term borrowing balance at December 31, 2016. At December 31, 2017, the Company had approximately $12,400,000 available under the Credit Agreement. Applicable Margin Rates, as defined in the Credit Agreement, at December 31, 2017 and 2016 for LIBOR and Base Rates were 1.50% and 0.50%, respectively.

	LIBOR	Base Rate
	%	%
Range of Applicable Margins added to Revolver borrowings during:
2017	1.50 points to 1.75 points	0.50 points to 0.75 points

2016	1.50 points to 2.0 points	0.50 points to 1.00 points

P&F INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 8—DEBT - Continued

LONG –TERM BORROWINGS

There is a Term Loan that is secured by mortgages on the Real Property, accounts receivable, inventory and equipment. The Term Loan borrowings can be at either LIBOR, or at the Base Rate, or a combination of the two plus the Applicable Margins. LIBOR borrowings at December 31, 2017 and 2016 were 1.5%. The Applicable Margin for borrowings at the Base Rate for the same timeframes was 0.5%. At December 31, 2017 this obligation was at the Base Rate, and is included in Long-term debt, less current maturities on the Company’s Consolidated Balance Sheet at December 31, 2017.

 In accordance with ASU 2015-03, the Company reduced its long-term debt by $6,000 and $12,000, respectively, relating to debt issue costs as of December 31, 2017 and 2016.

LONG-TERM DEBT:	December 31, 2017	December 31, 2016
Term Loan - $23,000 payable monthly January 2013 through February 2016, balance due December 19, 2019.	$100,000	$100,000
Other	—	13,000
Debt issue costs	(6,000)	(12,000)
	94,000	101,000
Less current maturities	—	13,000
	$94,000	$88,000

NOTE 9—STOCK OPTIONS – STOCK COMPENSATION

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

With respect to stock options, the Committee determines the number of shares of Common Stock subject to each option, the term of each option, which may not exceed ten years (or five years in the case of an incentive stock option granted to a 10% stockholder), the exercise price, the vesting schedule (if any), and the other material terms of each option. No stock option may have an exercise price less than the fair market value of the Common Stock at the time of grant (or, in the case of an incentive stock option granted to a 10% stockholder, 110% of fair market value). With respect to all other permissible grants under the 2012 Plan, the Committee will determine their terms and conditions, subject to the terms and conditions of the 2012 Plan.

The 2012 Plan, which terminates in May 2022, is the successor to the Company’s 2002 Stock Incentive Plan (“Previous Plan”) – see below. Stock option awards made under the Previous Plan will continue in effect and remain governed by the provisions of that plan.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 9—STOCK OPTIONS – STOCK COMPENSATION - Continued

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

On September 5, 2017, the Committee authorized the issuance of options to purchase 89,000 shares of the Company’s Common Stock. This grant was comprised of an aggregate of 55,000 options issued to the Company’s Chief Executive Officer and its Chief Operating and Financial Officer, with the balance of 34,000 options being issued to non-executive employees. All options within this grant have an exercise price of $7.09. The options granted vest as to one third on each of the anniversary dates in 2018, 2019 and 2020. All the options granted have a ten year life.

The Company estimated the fair value of its common stock options using the following assumptions:

For the years ended
December 31, 2017

Risk-free interest rate	2.07%
Expected term	10 years
Volatility	87.16%
Dividend yield	2.82%
Fair value of options granted	$4.41

In connection with an equity restructuring event, which occurred in March 2016 relating to a special dividend granted by the Company, the Company modified all previously issued outstanding options to purchase its Common Stock. This modification resulted in an aggregate increase of 19,174 options. The Company did not record any compensation expense in connection with the issuance of these options, as the issuance was made as the result of an equity restructuring event. Other than the aforementioned issuance, there were no other options granted or issued during 2016.

The following table contains information on the status of the Company’s stock options:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding, January 1, 2016	457,000	$6.15
Granted	19,174	5.89
Exercised	(6,000)	3.81
Forfeited and repurchased	(29,634)	5.86
Expired	(16,723)	10.72
Outstanding, December 31, 2016	423,817	5.68
Granted	89,000	7.09
Exercised	(16,722)	3.65
Forfeited	(6,793)	7.86
Expired	(71,069)	10.72
Outstanding, December 31, 2017	418,233	$5.17	$1,343,442
Vested, December 31, 2017	329,233	$4.65	$1,228,454

Included in the forfeited options in the table above for 2016 are 20,998 options the Company purchased from Nationwide employees for $50,000 in connection with the sale of Nationwide.

In 2017, 68,000 options that expired and forfeited were issued under the Previous Plan and 9,862 were issued under the 2012 Plan. In 2016, 27,500 options that expired and forfeited were issued under the Previous Plan and 18,857 were issued under the 2012 Plan.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 9—STOCK OPTIONS – STOCK COMPENSATION - Continued

The following is a summary of changes in non-vested shares, all of which are expected to vest:

	December 31,
	2017		2016
	Option Shares	Weighted Average Grant-Date Fair Value	Option Shares	Weighted Average Grant-Date Fair Value
Non-vested shares, beginning of year	—	$—	23,840	$6.72
Granted	89,000	4.41	829	6.45
Vested	—	—	(19,167)	6.71
Forfeited	—	—	(5,502)	6.72
Non-vested shares, end of year	89,000	$4.41	—	$—

Stock-based compensation expense recognized for the years ended December 31, 2017 and 2016 was approximately $80,000 and $13,000, respectively. The Company recognizes stock-based compensation cost over the requisite service period. However, the exercisability of the respective non-vested options, which are at predetermined dates, does not necessarily correspond to the periods in which straight-line amortization of compensation expenses is recorded.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2017:

Options Outstanding			Options Exercisable
Number outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
177,687	0.5	$3.98	177,687	0.5	$3.98
17,244	3.0	$2.92	17,244	3.0	$2.92
41,283	3.4	$4.37	41,283	3.4	$4.37
2,090	4.4	$4.29	2,090	4.4	$4.29
41,809	4.5	$4.74	41,809	4.5	$4.74
49,120	5.3	$7.86	49,120	5.3	$7.86
89,000	9.7	$7.09	—	—	$—
418,233	3.8	$5.17	329,233	2.2	$4.65

Other Information

At December 31, 2017 and 2016, there were 88,812 and 175,450 shares available for issuance under the 2012 Plan. At December 31, 2017, there were 192,233 options outstanding issued under the 2012 Plan and 226,000 options outstanding issued under the Previous Plan.

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

The Company, in May 2016, granted 1,000 restricted shares of its common stock to each non-employee member of its Board of Directors, totaling 5,000 restricted shares. The Company determined that the fair value of these shares was $8.72 per share, which was the closing price of the Company’s Common Stock on the date of the grant. These shares could not be traded earlier than the first anniversary of the grant date. As such, the Company ratably amortized the total non-cash compensation expense of approximately $44,000 in its selling, general and administrative expenses through May 2017.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 9—STOCK OPTIONS – STOCK COMPENSATION - Continued

Treasury Stock

On August 9, 2017, the Company’s Board of Directors authorized the Company to repurchase up to 100,000 shares of its common stock over a period of up to twelve months (the “Repurchase Program”). As of December 31, 2017, the Company repurchased 46,878 shares of its common stock at an aggregate cost of $358,000.

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

NOTE 10—DIVIDENDS

In March 2016, our Board of Directors approved the initiation of a dividend policy under which the Company intends to declare quarterly cash dividends to its stockholders in the amount of $0.05 per quarter. During 2017, our Board of Directors voted to approve the payment of four quarterly dividends. As such, in February 2017, May 2017, August 2017, and November 2017, the Company paid a $0.05 per share dividend to the shareholders of record. The aggregate of such dividend payments was approximately $722,000. Our Board of Directors expects to maintain this dividend policy; however, the future declaration of dividends under this policy is dependent upon several factors, which include such things as our overall financial condition, results of operations, capital requirements and other factors our board may deem relevant.

On March 8, 2016, the Company’s Board of Directors declared a special cash dividend of $0.50 per common share, which was paid on April 4, 2016, to shareholders of record at the close of business on March 21, 2016. The total amount of this special dividend payment was approximately $1.8 million. Further, during 2016, the Company’s Board of Directors approved the payment of quarterly cash dividends of $0.05 per share in April, July and October 2016, which aggregated approximately $540,000.

 NOTE 11—INCOME TAXES

Income tax expense (benefit) from continuing operations in the consolidated statements of operations and comprehensive (loss) income consists of:

	Years Ended December 31,
	2017	2016
Current:
Federal	$(373,000)	$766,000
State and local	36,000	208,000
Foreign	62,000	41,000
Total current	(275,000)	1,015,000
Deferred:
Federal	980,000	(3,638,000)
State and local	(63,000)	(308,000)
Foreign	(7,000)	(24,000)
Total deferred	910,000	(3,970,000)
Totals	$635,000	$(2,955,000)

The Company has state net operating loss carryforwards of $2,893,000, which expire through 2037.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

 NOTE 11—INCOME TAXES - Continued

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

The Company calculated its best estimate of the impact of the 2017 Act in our year-end income tax provision in accordance with its understanding of the 2017 Act and guidance available as of the date of this filing and as a result recorded $643,000 as additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $588,000. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $55,000 based on cumulative foreign earnings of $352,000.

The 2017 Act also puts in place new tax laws that will apply prospectively, which include, but are not limited to, (1) implementing a base erosion and anti-abuse tax, (2) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, (3) a new provision designed to tax currently in the U.S. global intangible low-taxed income (“GILTI”) of foreign subsidiaries, which allows for the possibility of utilizing foreign tax credits to offset the income tax liability (subject to some limitations), and (4) a lower effective U.S. tax rate on certain revenues from sources outside the U.S.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Act. In accordance with SAB 118, the Company has determined that the $588,000 of the deferred tax expense recorded in connection with the remeasurement of certain deferred tax assets and liabilities and the $55,000 of current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings was a provisional and a reasonable estimate at December 31, 2017. Additional work is necessary to do a more detailed analysis of historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

Deferred tax assets (liabilities) consist of:

	December 31,
	2017	2016
Deferred tax assets:
Bad debt reserves	$15,000	$28,000
Inventory reserves	570,000	1,185,000
Warranty and other reserves	121,000	255,000
Stock-based compensation	240,000	485,000
Goodwill	1,066,000	1,962,000
Acquisition costs	58,000	—
Net operating losses - state	66,000	—
Other	8,000	11,000
	2,144,000	3,926,000
Deferred tax (liabilities):
Prepaid expenses	(152,000)	(177,000)
Depreciation	(481,000)	(720,000)
Intangibles	(639,000)	(1,236,000)
Net deferred tax assets	$872,000	$1,793,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 11—INCOME TAXES - Continued

The components of (loss) income from continuing operations before income taxes consisted of the following:

	Years ended December 31,
	2017	2016
United States operations	$(476,000)	$(8,790,000)
International operations	227,000	152,000
Income before tax	$(249,000)	$(8,638,000)

A reconciliation of the Federal statutory rate to the total effective tax rate applicable to (loss) income from continuing operations is as follows:

	Years ended December 31,
	2017	2016
Federal income tax computed at statutory rates	(34.0)%	(34.0)%
(Decrease) increase in taxes resulting from:
State and local taxes, net of Federal tax benefit	(7.2)	(0.8)
Permanent differences - net	11.6	0.3
Foreign rate differential	(9.2)	(0.4)
Tax Cuts and Jobs Act of 2017	257.6	—
Share based compensation	46.4	—
Other	(10.2)	0.7
Income tax (benefit) expense	255.0%	(34.2)%

The Company follows the authoritative guidance issued by the FASB that pertains to the accounting for uncertain tax matters. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Balance January 1, 2016	$432,000
Lapse of statute of limitations	(143,000)
Interest accrual	22,000
Balance at January 1, 2017	311,000
Lapse of statute of limitations	(311,000)

Balance December 31, 2017	$—

In connection with one of the acquisitions that occurred in 2014, the Company, in accordance with the ASC 740-10, had recorded in Accrued liabilities an uncertain tax position.  The parties to such transaction entered into a tax exposure-related escrow agreement, which together with the indemnity obligations of the seller, the Company believed adequately covered the entire potential exposure related to the uncertain tax position. As a result, such liability was offset by an indemnification asset recorded in Prepaid expenses and other current assets in the consolidated balance sheet. During the current year ended December 31, 2017, the statute of limitations had lapsed and the Company no longer has a liability for an uncertain tax position.

The Company files a consolidated Federal tax return. The Company and certain of its subsidiaries file tax returns in various U.S. state jurisdictions. Its foreign subsidiary, UAT, files in the United Kingdom. With few exceptions, the years that remain subject to examination are the years ended December 31, 2014 through December 31, 2016. During the current year, the Company received notification from the Internal Revenue Service of an examination for the year ended December 31, 2015. As of December 31, 2017, no significant preliminary audit findings were received by the Company and no reserves have been recorded.

Interest and penalties, if any, related to income tax liabilities are included in income tax expense.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 12—COMMITMENTS AND CONTINGENCIES

(a) The Company maintains a contributory defined contribution plan that covers all eligible employees. All contributions to this plan are discretionary. Amounts recognized as expense for contributions to this plan were $353,000 and $298,000 for the years ended December 31, 2017 and 2016, respectively.

(b) At December 31, 2017 and 2016, the Company had open purchase order commitments totaling approximately $7,138,000 and $9,836,000, respectively.

(c) From time to time, the Company may be a defendant or co-defendant in actions brought about in the ordinary course of conducting our business.

(d) The Company leases certain facilities and equipment through 2022. Generally, the facility leases carry renewal provisions and require the Company to pay maintenance costs. Rental payments may be adjusted for increases in taxes and insurance above specified amounts. Operating lease expense for 2017 and 2016 was $388,000 and $371,000, respectively. Future minimum payments under non-cancelable operating leases with initial or remaining terms of more than one year as of December 31, 2017 were as follows:

2018	$347,000
2019	296,000
2020	103,000
2021	21,000
2022	1,000

$768,000

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company's management, with the participation of the Company's CEO and CFO, evaluated, as of December 31, 2017, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of December 31, 2017, the Company’s management, including its CEO and CFO, concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

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

The Company carried out an evaluation, under the supervision and with the participation of its Management, including its CEO and CFO, of the effectiveness of the design and operation of its internal control over financial reporting, as of December 31, 2017. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s Management, including its CEO and CFO concluded that its internal control over financial reporting was effective at December 31, 2017.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recently completed quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information

None

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information required by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is incorporated by reference to the Company’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in May 2018, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s year ended December 31, 2017.

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

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

Page
a)	List of Financial Statements, Financial Statement Schedules, and Exhibits
	(1)	List of Financial Statements
The consolidated financial statements of the Company and its subsidiaries are included in Item 8 of Part II of this report.
	(2)	All schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
	(3)	List of Exhibits

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit
Number	Description of Exhibit

2.1	Stock Purchase and Redemption Agreement, dated as of February 11, 2016, by and among Countrywide Hardware, Inc., Argosy NWI Holdings, LLC, the Registrant and Nationwide Industries, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated February 11, 2016).

2.2	Asset Purchase Agreement, dated as of April 5, 2017, by and among Bonanza Holdings Corp. (now known as Jiffy Air Tool, Inc.), Jack E. Pettit, Jiffy Air Tool, Inc. (now known as Jack E. Pettit Enterprises, Inc.) and The Jack E. Pettit—1996 Trust. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated April 5. 2017).

2.3	Purchase and Sale Agreement and Joint Escrow Instructions, dated as of April 5, 2017, by and among Jiffy Air Tool, Inc. (now known as Jack E. Pettit Enterprises, Inc.) and Bonanza Properties Corp. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated April 5. 2017).

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

3.2	By-laws of the Registrant (as amended on September 19, 2016) (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated September 19, 2016).

Exhibit
Number	Description of Exhibit

10.1	Amended and Restated Loan and Security Agreement dated as of August 13, 2014, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc., ATSCO Holdings Corp., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P., and Capital One Business Credit Corporation, as lender and agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 13, 2014).

10.2	Second Amended and Restated Revolver Note dated as of August 13, 2014 by the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc. and ATSCO Holdings Corp., in favor of and Capital One Business Credit Corporation (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 13, 2014).

10.3	Tranche A Term Loan Note dated as of August 13, 2014 by the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc. and ATSCO Holdings Corp in favor of and Capital One Business Credit Corporation (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated August 13, 2014).

10.4	Tranche B Term Loan Note dated as of August 13, 2014 by the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc. and ATSCO Holdings Corp in favor of and Capital One Business Credit Corporation (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated August 13, 2014).

10.5	Amended and Restated Capex Loan Note dated as of August 13, 2014 by the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc. and ATSCO Holdings Corp in favor of and Capital One Business Credit Corporation. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated August 13, 2014).

10.6	Waiver and Amendment No. 1 to the Amended and Restated Loan and Security Agreement, dated as of October 14, 2014, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc., ATSCO Holdings Corp, Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P., and Capital One Business Credit Corporation, as lender and agent (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 14, 2014).

Exhibit
Number	Description of Exhibit

10.7	Purchase Agreement, dated as of February 11, 2016, by and between the Registrant and Christopher J. Kliefoth (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 11, 2016).

10.8	Consent and Second Amendment to Amended and Restated Loan and Security Agreement, dated as of February 11, 2016, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc., ATSCO Holdings Corp, Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P, and Capital One, National Association, as lender and agent (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 11, 2016).

10.9	Third Amendment to Amended and Restated Loan and Security Agreement, dated as of March 31, 2016, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc., ATSCO Holdings Corp, Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P, and Capital One, National Association, as lender and agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 31, 2016).

10.10	Lease, dated as of February 11, 2016, between the Registrant and Nationwide Industries, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 11, 2016).

10.11	Option and Right of First Refusal Agreement, dated as of February 11, 2016, between the Registrant and Nationwide Industries, Inc. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated February 11, 2016).

10.12	Second Amended and Restated Loan and Security Agreement dated as of April 5, 2017, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., ATSCO Holdings Corp, Jiffy Air Tool, Inc. (formerly known as Bonanza Holdings Corp.), Bonanza Properties Corp., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P, and Capital One, National Association, as lender and agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 5, 2017).

10.13	Third Amended and Restated Revolver Note dated as of April 5, 2017, by the Registrant, Florida Pneumatic Manufacturing Corporation and Hy-Tech Machine, Inc. in favor of Capital One, National Association (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 5, 2017).

10.14	Amended and Restated Tranche A Term Loan Note dated as of April 5, 2017 by the Registrant, Florida Pneumatic Manufacturing Corporation and Hy-Tech Machine, Inc. in favor of Capital One, National Association (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated April 5, 2017).

10.15	Second Amended and Restated Capex Loan Note dated as of April 5, 2017 by the Registrant, Florida Pneumatic Manufacturing Corporation and Hy-Tech Machine, Inc. in favor of Capital One, National Association (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated April 5, 2017).

10.16	Amendment No. 1 to Second Amended and Restated Loan and Security Agreement, dated as of August 9, 2017, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., ATSCO Holdings Corp, Jiffy Air Tool, Inc. (formerly known as Bonanza Holdings Corp.), Bonanza Properties Corp., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P, and Capital One, National Association, as lender and agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 20, 2017).

Exhibit
Number	Description of Exhibit

10.17	*Executive Employment Agreement, dated as of January 1, 2015, between the Registrant and Richard A. Horowitz (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 5, 2015).

10.18	*2002 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.19	*2012 Stock Incentive Plan of the Registrant (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement with respect to the Registrant’s 2012 Annual Meeting of Stockholders).

10.20	*Amended and Restated Executive 162(m) Bonus Plan of the Registrant effective as of May 20, 2015 (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement with respect to the Registrant’s 2015 Annual Meeting of Stockholders).

10.21	*Executive Employment Agreement, dated as of January 1, 2018, between the Registrant and Joseph A. Molino, Jr. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 30, 2018).

21	Subsidiaries of the Registrant (Filed herein).

23.1	Consent of Independent Registered Public Accounting Firm (Filed herein).

31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herein).

31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herein).

32.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herein).

32.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herein).

101	** XBRL Interactive Data

Certain instruments defining the rights of holders of the long-term debt securities of the Registrant may be omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Registrant agrees to furnish supplemental copies of these instruments to the Commission upon request.

*             Management contract or a compensatory plan or arrangement required to be filed as an exhibit.

**          Attached as Exhibit 101 to this Annual Report on Form 10-K are the following, each formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

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

P&F INDUSTRIES, INC.

(Registrant)

By:	/s/ Richard A. Horowitz	By:	/s/ Joseph A. Molino, Jr.
	Richard A. Horowitz		Joseph A. Molino, Jr.
	Chairman of the Board		Vice President
	President		Principal Financial and
	Principal Executive Officer		Accounting Officer
	Date: March 29, 2018		Date: March 29, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Richard A. Horowitz	Director	March 29, 2018
Richard A. Horowitz

/s/ Jeffrey D. Franklin	Director	March 29, 2018
Jeffrey D. Franklin

/s/ Howard Brod Brownstein	Director	March 29, 2018
Howard Brod Brownstein

/s/ Kenneth M. Scheriff	Director	March 29, 2018
Kenneth M. Scheriff

/s/ Mitchell A. Solomon	Director	March 29, 2018
Mitchell A. Solomon

/s/ Richard Randall	Director	March 29, 2018
Richard Randall

