Form 10-Q
period 2018-03-31
P&F INDUSTRIES INC
filed 2018-05-11
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

As of May 4, 2018 there were 3,579,294 shares of the registrant’s Class A Common Stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS

Cash	$1,704,000	$1,241,000
Accounts receivable — net	10,667,000	10,047,000
Inventories	18,739,000	19,657,000
Prepaid expenses and other current assets	1,427,000	1,224,000
TOTAL CURRENT ASSETS	32,537,000	32,169,000

PROPERTY AND EQUIPMENT
Land	1,281,000	1,281,000
Buildings and improvements	6,138,000	6,138,000
Machinery and equipment	21,094,000	20,579,000
	28,513,000	27,998,000
Less accumulated depreciation and amortization	19,380,000	19,091,000
NET PROPERTY AND EQUIPMENT	9,133,000	8,907,000

GOODWILL	4,454,000	4,447,000

OTHER INTANGIBLE ASSETS — net	8,376,000	8,533,000

DEFERRED INCOME TAXES — net	847,000	872,000

OTHER ASSETS — net	89,000	110,000

TOTAL ASSETS	$55,436,000	$55,038,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Short-term borrowings	$3,241,000	$1,928,000
Accounts payable	2,735,000	2,443,000
Accrued compensation and benefits	961,000	1,944,000
Accrued other liabilities	1,256,000	1,576,000
Current maturities of long-term debt	95,000	—
TOTAL CURRENT LIABILITIES	8,288,000	7,891,000

Long–term debt, less current maturities	—	94,000
Other liabilities	1,064,000	1,040,000

TOTAL LIABILITIES	9,352,000	9,025,000

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued – 4,229,000 at March 31, 2018 and 4,203,000 at December 31, 2017	4,229,000	4,203,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	13,210,000	13,064,000
Retained earnings	34,340,000	34,455,000
Treasury stock, at cost – 641,000 shares at March 31, 2018 and 631,000 shares at December 31, 2017	(5,261,000)	(5,179,000)
Accumulated other comprehensive loss	(434,000)	(530,000)

TOTAL SHAREHOLDERS’ EQUITY	46,084,000	46,013,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$55,436,000	$55,038,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months
	ended March 31,
	2018	2017

Net revenue	$15,742,000	$13,216,000
Cost of sales	10,308,000	8,243,000
Gross profit	5,434,000	4,973,000
Selling, general and administrative expenses	5,280,000	5,047,000
Operating income (loss)	154,000	(74,000)
Other expenses	29,000	—
Interest expense	37,000	10,000
Income (loss) before income taxes	88,000	(84,000)
Income tax expense (benefit)	23,000	(24,000)
Income (loss)	65,000	(60,000)

Net income (loss)	$65,000	$(60,000)

Basic and diluted earnings (loss) per share	$0.02	$(0.02)

Weighted average common shares outstanding:

Basic	3,583,000	3,598,000
Diluted	3,745,000	3,598,000

Net income (loss)	$65,000	$(60,000)
Other comprehensive income - foreign currency translation adjustment	96,000	26,000
Total comprehensive income (loss)	$161,000	$(34,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

		Class A common stock, $1 par		Additional paid-in	Retained	Treasury stock		Accumulated other comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss

Balance, January 1, 2018	$46,013,000	4,203,000	$4,203,000	$13,064,000	$34,455,000	(631,000)	$(5,179,000)	$(530,000)

Net income	65,000	—	—	—	65,000	—	—	—

Exercise of stock options	105,000	26,000	26,000	79,000	—	—	—	—

Restricted common stock compensation	7,000	—	—	7,000	—	—	—	—

Purchase of Class A common stock	(82,000)	—	—	—	—	(10,000)	(82,000)	—

Stock-based compensation	60,000	—	—	60,000	—	—	—	—

Dividends	(180,000)	—	—	—	(180,000)	—	—	—

Foreign currency translation adjustment	96,000	—	—	—	—	—	—	96,000

Balance, March 31, 2018	$46,084,000	4,229,000	$4,229,000	$13,210,000	$34,340,000	(641,000)	$(5,261,000)	$(434,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months
	ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$65,000	$(60,000)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Non-cash charges:
Depreciation and amortization	335,000	319,000
Amortization of other intangible assets	179,000	206,000
Amortization of debt issue costs	23,000	9,000
(Recovery of) provision for losses on accounts receivable - net	(1,000)	1,000
Stock-based compensation	60,000	—
Loss on sale of fixed assets	1,000	—
Restricted stock-based compensation	7,000	12,000
Deferred income taxes	21,000	(71,000)
Fair value increase in contingent consideration	29,000	—

Changes in operating assets and liabilities:
Accounts receivable	(603,000)	(716,000)
Inventories	961,000	(331,000)
Prepaid expenses and other current assets	(200,000)	(166,000)
Other assets	—	18,000
Accounts payable	287,000	59,000
Accrued compensation and benefits	(985,000)	(1,080,000)
Accrued other liabilities	(328,000)	(69,000)
Other liabilities	(5,000)	(5,000)
Total adjustments	(219,000)	(1,814,000)
Net cash used in operating activities	(154,000)	(1,874,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months
	ended March 31,
	2018	2017
Cash Flows from Investing Activities:
Capital expenditures	$(570,000)	$(231,000)
Proceeds from disposal of assets	10,000	—
Net cash used in investing activities	(560,000)	(231,000)

Cash Flows from Financing Activities:
Dividend payments	(180,000)	(180,000)
Proceeds from exercise of stock options	105,000	—
Purchase of Class A common stock	(82,000)	—
Net proceeds from short-term borrowings	1,313,000	—
Repayments of notes payable	—	(5,000)
Net cash provided by (used in) financing activities	1,156,000	(185,000)

Effect of exchange rate changes on cash	21,000	4,000
Net increase (decrease) in cash	463,000	(2,286,000)
Cash at beginning of period	1,241,000	3,699,000
Cash at end of period	$1,704,000	$1,413,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$16,000	$1,000
Income taxes	$2,000	$—

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

The consolidated balance sheet information as of December 31, 2017 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”). The interim financial statements contained herein should be read in conjunction with the 2017 Form 10-K.

The consolidated financial statements have been reported in U.S. dollars by translating asset and liability amounts of a foreign wholly-owned subsidiary at the closing exchange rate, equity amounts at historical rates and the results of operations and cash flow at the average of the prevailing exchange rates during the periods reported. As a result, the Company is exposed to foreign currency translation gains or losses. These gains or losses are presented in the Company’s consolidated financial statements as “Other comprehensive income - foreign currency translation adjustment”.

Principles of Consolidation

The unaudited consolidated financial statements contained herein include the accounts of P&F Industries, Inc. and its subsidiaries, (“P&F” or the “Company”). All significant intercompany balances and transactions have been eliminated.

The Company

P&F is a Delaware corporation incorporated on April 19, 1963. The Company conducts its business through a wholly-owned subsidiary, Continental Tool Group, Inc. (“Continental”), which in turn operates through its wholly-owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”). Exhaust Technologies Inc. (“ETI”) and Universal Air Tool Company Limited (“UAT”) are wholly-owned subsidiaries of Florida Pneumatic. Effective April 5, 2017, the Company purchased substantially all of the operating assets, less certain payables of Jiffy Air Tool, Inc., (“Jiffy”) through a wholly-owned subsidiary. See Note 2 to our consolidated financial statements for further discussion. Lastly, the business of Air Tool Service Company (“ATSCO”) operates through a wholly-owned subsidiary of Hy-Tech.

Florida Pneumatic manufactures, imports and sells pneumatic hand tools, most of which are of its own design, primarily to the retail, industrial, automotive and aerospace markets. It also markets, through its Berkley Tool division (“Berkley”), a product line which includes pipe and bolt dies, pipe taps, wrenches, vises and stands, pipe and tubing cutting equipment, hydrostatic test pumps, and replacement electrical components for a widely-used brand of pipe cutting and threading machines.

Hy-Tech designs, manufactures and distributes industrial pneumatic tools, industrial gears, hydrostatic test plugs and a wide variety of parts under the brands ATP, ATSCO, OZAT, Numatx, Thaxton and Quality Gear.  Industries served include power generation, petrochemical, construction, railroad, mining, ship building and fabricated metals. Hy-Tech also manufactures components, assemblies, finished product and systems for various Original Equipment Manufacturers under their own brand names.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES – (continued)

Management Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses in those financial statements.  Certain significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, inventory, goodwill, intangible assets and other long-lived assets, contingent consideration, income taxes and deferred taxes.  Descriptions of these policies are discussed in the Company’s 2017 Form 10-K.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate.  As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions.  Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

 Significant Accounting Policies – Revenue Recognition

Our significant accounting policies are described in "Note 1: Summary of Significant Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2017. Our significant accounting policy relating to revenue recognition reflects the impact of the adoption of ASC 606, defined below, in the first quarter of 2018.

The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"). The Company sells its goods on terms which transfer title and risk of loss at a specified location, which may be our warehouse, destination designated by our customer, port of loading or port of discharge, depending on the final destination of the goods. Other than standard product warranty provisions, our sales arrangements provide for no other post-shipment obligations. The Company offers rebates and other sales incentives, promotional allowances or discounts for certain customers, typically related to customer purchase volume, and are classified as a reduction of revenue and recorded at the time of sale, using the most likely amount approach. The Company periodically evaluates whether an allowance for sales returns is necessary. Historically, we have experienced minimal sales returns. If the Company believes there are material potential sales returns, it would provide the necessary provision against sales.

The Company's performance obligations underlying its core revenue sources remain substantially unchanged. Its revenue is generated through the sale of finished products, and is generally recognized at the point in time when merchandise is transferred to the customer with a fixed payment due generally within 30 to 90 days, and in an amount that considers the impacts of estimated allowances. Further, the Company has made a policy election to account for shipping and handling activities that occur after the customer has obtained control of the products as fulfillment costs rather than as an additional promised service. This election is consistent with the Company’s prior policy, and therefore the adoption of ASC 606 relating to shipping and handling activities will not have any impact on its financial results. Additionally, as the result of the adoption of ASC 606, the Company will account for certain expenses that in prior periods were accounted for as a selling expense, which will now be treated as an adjustment to gross revenue. Accordingly, during the three-month period ended March 31, 2018 the Company reduced its net revenue, gross margin and selling expense by approximately $214,000. Additionally, the Company at March 31, 2018 has included in its allowance for doubtful accounts approximately $74,000 that was previously accounted for in its current liabilities. There are no remaining performance obligations as of March 31, 2018.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES – (Continued)

The Company analyzes its revenue as follows:

Revenue generated at Florida Pneumatic.

	Three months ended March 31,
	2018		2017
	Revenue	Percent of revenue	Revenue	Percent of revenue
Retail	$4,090,000	33.4%	$5,353,000	50.9%
Automotive	3,938,000	32.1	3,613,000	34.4
Aerospace	2,670,000	21.8	89,000	0.9
Industrial/catalog	1,364,000	11.1	1,245,000	11.8
Other	202,000	1.6	209,000	2.0
Total	$12,264,000	100.0%	$10,509,000	100.0%

Revenue generated at Hy-Tech.

	Three months ended March 31,
	2018		2017
	Revenue	Percent of revenue	Revenue	Percent of revenue
ATP brands	$3,076,000	88.4%	$2,406,000	88.9%
Other brands	402,000	11.6	301,000	11.1
Total	$3,478,000	100.0%	$2,707,000	100.0%

New Accounting Pronouncements

Recently Adopted

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplified the testing of goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measured a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 is effective for public companies for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company concluded that ASU 2017-04 is preferable to the current guidance due to efficiency, since ASU 2017-04 eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. The Company adopted ASU 2017-04 in 2017, in conjunction with its annual impairment test of goodwill for all reporting units. The adoption of ASU 2017-04 did not have a material impact on the Company’s financial results.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. The amendments in ASU 2016-15 are intended to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows, with the intent of reducing diversity in practice for the eight types of cash flows identified. ASU 2016-15 is effective for public companies' fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017. The adoption of ASU 2016-15 as of January 1, 2018 had no material effect on the Company’s financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (“ASC”) ASC 606 (“ASC 606”), which supersedes existing accounting standards for revenue recognition and creates a single framework. Additional updates to ASC 606 were issued by the FASB in 2015 and 2016.

The Company adopted ASC 606 on the first day of fiscal 2018. Its underlying principle is to use a five-step analysis of transactions to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The Company has elected to use the modified retrospective approach. As the Company does not have any contracts that were not completed as of January 1, 2018, there is no adjustment required to its retained earnings. The adoption of ASC 606 will not have an effect on the Company’s cash flows. Other than discussed earlier in this Note 1, the Adoption of ASC 606 did not have a material effect on the Company’s consolidated financial statements.

The Company does not believe that any other recently issued accounting standard would have a material effect on its consolidated financial statements.

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

In February 2018, the FASB issued No. ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). Under ASU 2018-02, an entity may elect to reclassify the income tax effects of the Tax Reform Act on items within accumulated other comprehensive income to retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period. We are currently evaluating what impact, if any, adoption of ASU 2018-02 may have on our consolidated financial statements.

Other Accounting Pronouncement

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries previously deferred from tax, generally eliminates U.S federal income taxes on dividends from foreign subsidiaries and creates a new provision designed to tax global intangible low-taxed income (“GILTI”). Also on December 22, 2017, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides for a measurement period of up to one year from the enactment for companies to complete their accounting for the Act. The Company is applying the guidance in SAB 118 when accounting for the enactment-date effects of the Act.

At March 31, 2018, the Company has not completed its accounting for the tax effects of the Act, but has made reasonable estimates of the effects on the re-measurement of its deferred tax assets and liabilities as well as its transition tax liability. During the three month period ended March 31, 2018, the Company made no adjustments to the provisional amounts recorded at December 31, 2017. Additionally, the Company has not yet collected and analyzed all necessary tax and earnings data of its foreign operations and therefore, the Company has also not yet completed its accounting for the income tax effects of the transition tax. The Company will continue to make and refine its calculations as additional analysis is completed.

Other than the aforementioned, the Company does not believe that any other recently issued, but not yet effective accounting standard, if adopted, will have a material effect on its consolidated financial statements.

NOTE 2 – ACQUISITION

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

Additionally, Jiffy Seller may be entitled to up to $1,000,000 in additional consideration, which is contingent upon Jiffy achieving certain revenue thresholds and other criteria as set forth in the Asset Purchase Agreement within two defined measurement periods occurring within approximately the first two years following the Jiffy Closing Date.  As of March 31, 2018, the Company has estimated the fair value of this contingent consideration to be $880,000.

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

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 – ACQUISITION – (Continued)

The initial total consideration ($5,950,000 plus $1,050,000) paid to Jiffy Seller was from funds available under the Revolver, as defined in Note 9, less certain amounts escrowed pursuant to the terms of the Agreements.

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

The following unaudited pro-forma combined financial information gives effect to the Jiffy Acquisition as if the Jiffy Acquisition was consummated January 1, 2017. This unaudited pro-forma financial information is presented for information purposes only, and is not intended to present actual results that would have been attained had the Jiffy Acquisition been completed as of January 1, 2017 (the beginning of the earliest period presented) or to project potential operating results as of any future date or for any future periods.

Three months ended
March 31,
2017
Revenue	$14,694,000
Net Income	$46,000
Earnings per share – Basic	$0.01
Earnings per share – Diluted	$0.01

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 – EARNINGS (LOSS) PER SHARE

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

The following table sets forth the elements of basic and diluted earnings (loss) per common share:

	Three months ended
	March 31,
	2018	2017
Numerator for basic and diluted earnings (loss) per common share:

Net income (loss)	$65,000	$(60,000)

Denominator:
For basic earnings (loss) per share - weighted average common shares outstanding	3,583,000	3,598,000
Dilutive securities (1)	162,000	—
For diluted earnings (loss) per share - weighted average common shares outstanding	3,745,000	3,598,000

(1)	Dilutive securities consist of “in the money” stock options.

At March 31, 2018 and 2017, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Common Stock for the period. Options for the three months ended March 31, 2017 are anti-dilutive and are excluded from the computation of diluted earnings (loss) per share. The weighted average of anti-dilutive stock options outstanding was as follows:

	Three months ended
	March 31,
	2018	2017
Weighted average antidilutive stock options outstanding	49,000	71,000

NOTE 4 – STOCK-BASED COMPENSATION

There were no options granted or issued during the three-month period ended March 31, 2018.

The following is a summary of the changes in outstanding options during the three-month period ended March 31, 2018:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2018	418,233	$5.17	3.8	$1,343,442
Granted	—	—
Exercised	(26,130)	3.98
Forfeited	—	—
Expired	—	—
Outstanding, March 31, 2018	392,103	$5.25	3.8	$989,441
Vested, March 31, 2018	303,103	$4.71	2.1	$929,811

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 – STOCK-BASED COMPENSATION – (Continued)

	Option Shares	Weighted Average Grant- Date Fair Value
Non-vested options, January 1, 2018	89,000	$4.41
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested options, March 31, 2018	89,000	$4.41

The number of shares of Common Stock available for issuance under the P&F Industries, Inc. 2012 Stock Incentive Plan (the “2012 Plan”) as of March 31, 2018 was 88,812. At March 31, 2018, there were 192,233 options outstanding issued under the 2012 Plan and 199,870 options outstanding issued under the 2002 Stock Incentive Plan.

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

Treasury Stock

On August 9, 2017, the Company’s Board of Directors authorized the Company to repurchase up to 100,000 shares of its common stock over a period of up to twelve months (the “Repurchase Program”). On August 24, 2017, the Company announced that, pursuant to the Repurchase Program, it had adopted a written trading plan in accordance with the guidelines specified under Rule 10b5-1 under the Securities Exchange Act of 1934. A plan under Rule 10b5-1 allows the Company to repurchase shares at times when it might otherwise be prevented from doing so by securities laws or because of self-imposed trading blackout periods. Repurchases made under the plan are subject to the SEC’s regulations, as well as certain price, market, volume, and timing constraints specified in the plan. Since repurchases under the plan are subject to certain constraints, there is no guarantee as to the exact number of shares that will be repurchased under the plan. Since the inception of the Repurchase Program through March 31, 2018, the Company repurchased approximately 57,000 shares of its common stock at an aggregate cost of approximately $439,000.

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

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 5 – FAIR VALUE MEASUREMENTS – (Continued)

As of March 31, 2018 and December 31, 2017, the carrying amounts reflected in the accompanying consolidated balance sheets for current assets and current liabilities approximated fair value due to the short-term nature of these accounts.

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

NOTE 6 – ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	March 31, 2018	December 31, 2017
Accounts receivable	$10,892,000	$10,199,000
Allowance for doubtful accounts, sales discounts and chargebacks	(225,000)	(152,000)
	$10,667,000	$10,047,000

NOTE 7 – INVENTORIES

Inventories consist of:

	March 31, 2018	December 31, 2017
Raw material	$1,912,000	$1,871,000
Work in process	1,873,000	1,556,000
Finished goods	14,954,000	16,230,000
	$18,739,000	$19,657,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

Balance, January 1, 2018	$4,447,000
Currency translation adjustment	7,000
Balance, March 31, 2018	$4,454,000

Other intangible assets were as follows:

	March 31, 2018			December 31, 2017
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships (1)	$6,847,000	$1,715,000	$5,132,000	$6,836,000	$1,570,000	$5,266,000
Trademarks and trade names (1)	2,344,000	—	2,344,000	2,329,000	—	2,329,000
Trademarks and trade names (2)	200,000	22,000	178,000	200,000	19,000	181,000
Engineering drawings	330,000	182,000	148,000	330,000	175,000	155,000
Non-compete agreements (1)	243,000	223,000	20,000	239,000	210,000	29,000
Patents	1,405,000	851,000	554,000	1,405,000	832,000	573,000
Totals	$11,369,000	$2,993,000	$8,376,000	$11,339,000	$2,806,000	$8,533,000

(1)	A portion of these intangibles are maintained in a foreign currency, and are therefore subject to foreign exchange rate fluctuations.

(2)	These were previously considered an indefinite-lived intangible asset of Hy-Tech. However, as the result of a prior impairment, the Company began amortizing these intangible assets over a 15 year useful life.

Amortization expense of intangible assets subject to amortization was as follows:

Three months ended March 31,
2018	2017
$179,000	$206,000

The weighted average amortization period for intangible assets was as follows:

	March 31, 2018	December 31, 2017
Customer relationships	9.9	10.1
Trademarks and trade names (2)	13.3	13.5
Engineering drawings	8.0	8.1
Non-compete agreements	2.0	1.8
Patents	8.6	8.8

Amortization expense for each of the next five years and thereafter is estimated to be as follows:

2019	$696,000
2020	677,000
2021	641,000
2022	637,000
2023	637,000
Thereafter	2,744,000
$6,032,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 9 – DEBT

In October 2010, the Company entered into a Loan and Security Agreement (“Credit Agreement”) with an affiliate of Capital One, National Association (“Capital One” or the “Bank”). The Credit Agreement, as amended from time to time, among other things, provides the ability to borrow funds under a Revolver arrangement, which is currently set at a maximum of $16,000,000. Revolver borrowings are secured by the Company’s accounts receivable, inventory, equipment and mortgages on real property. Additionally, there is a $1,600,000 line available for capital expenditures. Lastly, the Credit Agreement includes a $100,000 Term Loan. This term loan, which is secured by real property, remains in place such that should the Company and Capital One wish to facilitate future term loan borrowings more efficiently and less costly. P&F and certain of its subsidiaries are borrowers under the Credit Agreement, and their obligations are cross-guaranteed by certain other subsidiaries. Lastly, the Credit Agreement expires in February 2019.

At the Company’s option, Revolver borrowings bear interest at either LIBOR (“London InterBank Offered Rate”) or the Base Rate, as the term is defined in the Credit Agreement, plus an Applicable Margin, as defined in the Credit Agreement. We are subject to limitations on the number of LIBOR borrowings.

Contemporaneously with the acquisition of the Jiffy business discussed in Note 2 to the consolidated financial statements, the Company entered into a Second Amended and Restated Loan and Security Agreement, effective as of the April 5, 2017, the closing date of the Jiffy Acquisition (the “2017 Agreement”), with Capital One. The 2017 Agreement, among other things, amended the Credit Agreement by: (1) increasing the maximum amount it can borrow under the Revolver Commitment (as defined) from $10,000,000 to $16,000,000, subject to certain borrowing base criteria, and (2) modifying certain borrowing base criteria as well as financial and other covenants. In addition, the Company incurred $84,000 of debt issue costs in connection with this Amendment.

The Company provides Capital One monthly financial statements, borrowing base certificates and certificates of compliance with various financial covenants. Should an event of default occur, the interest rate would increase by two percent per annum during the period of default, in addition to other remedies provided to Capital One.

SHORT–TERM BORROWINGS

Short-term borrowings can be at either LIBOR or at the Base Rate, or a combination of the two, plus the Applicable Margins. At March 31, 2018 and December 31, 2017, the Company’s short-term borrowings were $3,241,000 and $1,928,000, respectively. Applicable LIBOR Margin in effect as of March 31, 2018 and December 31, 2017 was 1.50%, and the Applicable Base Rate Margin was 0.50% at both dates.

TERM LOAN BORROWINGS

The Term Loan borrowings can be at either LIBOR or at the Base Rate, or a combination of the two, plus the Applicable Margins. LIBOR borrowings at March 31, 2018, and December 31, 2017 were 1.50%. The Applicable Margin for borrowings at the Base Rate for the same timeframes was 0.50%. At both March 31, 2018 and December 31, 2017 this Term Loan was at the Base Rate. At March 31, 2018, this $100,000 Term Loan is included in Current maturities of long-term debt on the consolidated balance sheet. At December 31, 2017, this obligation was included in Long-term debt, less current maturities on the consolidated balance sheet.

 In accordance with ASU 2015-03, the Company reduced its long-term debt by $5,000 and $6,000, respectively, relating to debt issue costs as of March 31, 2018 and December 31, 2017.

NOTE 10 – DIVIDEND PAYMENTS

On February 14, 2018, the Company’s Board of Directors, in accordance with their dividend policy, declared a quarterly cash dividend of $0.05 per common share, which was paid on March 2, 2018, to shareholders of record at the close of business on February 26, 2018. The total amount of this dividend payment was approximately $180,000.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of P&F Industries, Inc. and subsidiaries (“P&F”, or the “Company”). P&F and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to shareholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “would,” “could,” “should,” and their opposites and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. Any forward-looking statements contained herein, including those related to the Company’s future performance, are based upon the Company’s historical performance and on current plans, estimates and expectations. All forward-looking statements involve risks and uncertainties. These risks and uncertainties could cause the Company’s actual results for all or part the 2018 fiscal year and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company for a number of reasons including, but not limited to:

•	Exposure to fluctuations in energy prices;

•	Debt and debt service requirements;

•	Borrowing and compliance with covenants under our credit facility;

•	Disruption in the global capital and credit markets;

•	The strength of the retail economy in the United States and abroad;

•	Risks associated with sourcing from overseas, including tariffs;

•	Customer concentration;

•	Adverse changes in currency exchange rates;

•	Impairment of long-lived assets and goodwill;

•	Unforeseen inventory adjustments or changes in purchasing patterns;

•	Market acceptance of products;

•	Competition;

•	Price reductions;

•	Interest rates;

•	Litigation and insurance;

•	Retention of key personnel;

•	Acquisition of businesses;

•	Regulatory environment;

•	The threat of terrorism and related political instability and economic uncertainty; and

•	Information technology system failures and attacks,

and those other risks and uncertainties described in its Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”) and its other reports and statements filed by the Company with the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise. The Company cautions you against relying on any of these forward-looking statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

OUR BUSINESS

P&F and each of its subsidiaries are herein referred to collectively as the “Company.” In addition, the words “we”, “our” and “us” refer to the Company. We conduct our business through a wholly-owned subsidiary, Continental Tool Group, Inc. (“Continental”), which in turn operates through its wholly-owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”). Exhaust Technologies Inc. (“ETI”) and Universal Air Tool Company Limited (“UAT”) are wholly-owned subsidiaries of Florida Pneumatic. Effective April 5, 2017, we purchased substantially all of the operating assets, less certain payables of Jiffy Air Tool, Inc., (“Jiffy”) through a wholly-owned subsidiary. See Note 2 to our consolidated financial statements for further discussion. The business of Air Tool Service Company (“ATSCO”) operates through a wholly-owned subsidiary of Hy-Tech.

Florida Pneumatic manufactures, imports and sells pneumatic hand tools, most of which are of its own design, primarily to the retail, industrial, automotive and aerospace markets. It also markets, through its Berkley Tool division (“Berkley”), a product line which includes pipe and bolt dies, pipe taps, wrenches, vises and stands, pipe and tubing cutting equipment, hydrostatic test pumps, and replacement electrical components for a widely-used brand of pipe cutting and threading machines.

Hy-Tech designs, manufactures and distributes industrial pneumatic tools, industrial gears, hydrostatic test plugs and a wide variety of parts under the brands ATP, ATSCO, OZAT, Numatx, Thaxton and Quality Gear. Industries served include power generation, petrochemical, construction, railroad, mining, ship building and fabricated metals. Hy-Tech also manufactures components, assemblies, finished product and systems for various Original Equipment Manufacturers under their own brand names.

KEY INDICATORS

Economic Measures

Much of our business is driven by the ebbs and flows of the general economic conditions in both the United States and, to a lesser extent, abroad. We focus on a wide array of customer types including, but not limited to, large retailers, aerospace manufacturers, large and small resellers of pneumatic tools and parts, and automotive related customers. We tend to track the general economic conditions of the United States, industrial production and general retail sales.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Descriptions of these policies are discussed in the 2017 Form 10-K. Certain of these accounting policies require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities, revenues and expenses. On an ongoing basis, we evaluate estimates, including, but not limited to those related to bad debts, inventory reserves, goodwill and intangible assets, warranty reserves, taxes and deferred taxes. We base our estimates on historical data and experience, when available, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions.  Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

OVERVIEW

Key factors or events impacting our first quarter 2018 results of operations were:

●	First quarter of 2018 includes three-month results of Jiffy, which was acquired effective April 5, 2017;

●	The decision in 2017 not to renew a supply agreement with Sears; and

●	Adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, and related Updates, as a new Topic, Accounting Standards Codification (“ASC”) ASC 606 (“ASC 606”).

RESULTS OF OPERATIONS

Unless otherwise discussed elsewhere in the Management’s Discussion and Analysis, we believe that our relationships with our key customers and suppliers remain satisfactory.

We determined that, based on a number of factors including Sears’ continuing financial difficulties, the sale of the Craftsman brand by Sears to Stanley Black & Decker and our level of working capital exposure in relation to our return on that investment pertaining to Sears, it was in our best interest not to renew a supply agreement between us and Sears, effective September 30, 2017.

In December of 2017, Florida Pneumatic and Home Depot agreed to launch an improved line of pneumatic tools to replace the current offering. We expect to begin shipment of this new product line sometime in the third quarter of 2018. Gross margin for the new product line will be approximately 2% less than the current product line. In order to promote the roll out of the new products, Florida Pneumatic has agreed to participate in the marketing efforts by contributing $1,000,000. We believe this will be contributed some time during the remainder of 2018.

We adopted ASC 606 effective January 1, 2018. The most significant impact of this adoption to our results of operations was that beginning January 1, 2018 we now classify certain expenses as deductions against revenue, that prior to the adoption, were accounted for as a selling expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - (Continued)

We believe that over time several newer technologies and features will have a greater impact on the market for the Company’s traditional pneumatic tool offerings. This evolution has been felt initially by the advent of some cordless operated hand tools in the automotive aftermarket. We are currently evaluating the development of more advanced technologies in our tool platforms.

Following an announcement by the President of the United States in first quarter of 2018 of his intention to impose tariffs on certain goods imported specifically from China, the Office of the US Trade Representative announced a proposed list of China-manufactured categories of products that would be subject to a tariff of up to 25%. Such list is scheduled to undergo further review in a public notice and comment process, including a hearing.  It is anticipated that a final determination on the products subject to the tariffs will be announced during the second quarter of 2018. A large portion of products imported by Florida Pneumatic for its Retail customers could be subject to this tariff. Should Florida Pneumatic be unable to pass a major portion of the additional cost created by these new proposed tariffs on to its customers, the profit margin on these products would be severely impacted. We are awaiting further announcements on this matter from the U.S. Government and remain in contact with our Retail customers. Based upon current releases from the Office of the US Trade Representative, products offered to the Company’s non-retail customers thus far are not materially affected, as such other products are imported from other countries, produced domestically or, to the extent imported from China, such imports are immaterial to those product lines.

Other than the aforementioned, or that may be discussed further in this management’s discussion and analysis, there are no major trends or uncertainties that had, or we could reasonably expect could have, a material impact on our revenue, nor was there any unusual or infrequent event, transaction or any significant economic change that materially affected our results of operations.

The tables below provide an analysis of our net revenue from for the three-month periods ended March 31, 2018 and 2017.

	Three months ended March 31,
			Increase
	2018	2017	$	%
Florida Pneumatic	$12,264,000	$10,509,000	$1,755,000	16.7%
Hy-Tech	3,478,000	2,707,000	771,000	28.5

Consolidated	$15,742,000	$13,216,000	$2,526,000	19.1%

Florida Pneumatic

Florida Pneumatic markets its air tool products to four primary sectors within the pneumatic tool market; Retail, Automotive, Aerospace and Industrial/catalog. It also generates revenue from its Berkley products line, as well as a line of air filters and other OEM parts (“Other”).

	Three months ended March 31,
	2018		2017		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Retail	$4,090,000	33.4%	$5,353,000	50.9%	$(1,263,000)	(23.6)%
Automotive	3,938,000	32.1	3,613,000	34.4	325,000	9.0
Aerospace	2,670,000	21.8	89,000	0.9	2,581,000	2,900.0
Industrial/catalog	1,364,000	11.1	1,245,000	11.8	119,000	9.6
Other	202,000	1.6	209,000	2.0	(7,000)	(3.3)
Total	$12,264,000	100.0%	$10,509,000	100.0%	$1,755,000	16.7%

The decline in Florida Pneumatic’s first quarter 2018 Retail revenue presented in the table above was driven by our decision in 2017 not to renew a supply agreement with Sears, as well as a slight decline in The Home Depot revenue. The increase in Automotive revenue this quarter, compared to the same three-month period in 2017, was due primarily to the increase in consumer product demand for our AIRCAT tools sold through a major on-line distributor, and an increase in revenue from our UAT division headquartered in the United Kingdom. UAT revenue in local currency (GBP), declined 1.62% this quarter compared to the same period in 2017, however when converted to USD its revenue increased 10.5%, resulting in an increase of approximately $72,000. The Jiffy acquisition in April 2017 enabled us to approach the aerospace sector with a much stronger brand and breadth of products. As a result, our Aerospace sales contributed nearly $2.6 million to Florida Pneumatic’s improved revenue this quarter, compared to the first quarter of 2017. Lastly, Industrial/catalog revenue increased 9.6% this quarter, compared to the same period in 2017, which we attribute to overall market sector strengthening for this product line.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - (Continued)

Hy-Tech

Hy-Tech designs, manufactures and sells a wide range of industrial products under the brands ATP, ATSCO, OZAT and NUMATX, which are categorized as “ATP” for reporting purposes and include heavy duty air tools and air motors, industrial grinders, impact sockets, hydro-pneumatic riveters and OEM business. Hy-Tech’s other product lines, Thaxton and Quality Gear, are reported with its general machining business as “Other” below.

	Three months ended March 31,
	2018		2017		Increase
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
ATP	$3,076,000	88.4%	$2,406,000	88.9%	$670,000	27.8%
Other	402,000	11.6	301,000	11.1	101,000	33.6
Total	$3,478,000	100.0%	$2,707,000	100.0%	$771,000	28.5%

Significant components contributing to the increase in Hy-Tech’s first quarter 2018 ATP revenue, compared to the same period in 2017, include the increase in orders from a large customer acquired in the ATSCO acquisition that had, until recently, reduced its placement of orders with us. Additionally, our “engineered solutions” program, which pursues alternate markets where we can exploit our engineering and manufacturing expertise, and develop different applications for our tools, motors and accessories, continues to expand. This marketing strategy continues to provide us an opportunity to generate new sources of revenue. Revenue this quarter from this new initiative was $395,000, compared to approximately $200,000 in the same period in the prior year, with future orders at March 31, 2018 of approximately $760,000. The improvement in Hy-Tech’s Other revenue was driven primarily by an increase in Thaxton sales.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

RESULTS OF OPERATIONS - (Continued)

Gross profit / margin

	Three months ended March 31,				Increase (decrease)
	2018		2017		Amount		%
Florida Pneumatic	$4,183,000		$4,119,000		$64,000		1.6%
As percent of respective revenue		34.1%		39.2%		(5.1) % pts
Hy-Tech	$1,251,000		$854,000		$397,000		46.5
As percent of respective revenue		36.0%		31.5%		4.5 % pts
Total	$5,434,000		$4,973,000		$461,000		9.3%
As percent of respective revenue		34.5%		37.6%		(3.1) % pts

Three primary factors impacted Florida Pneumatic’s gross margin during the three-month period ended March 31, 2018. First, as discussed earlier in this management’s discussion and analysis, we adopted ASC 606. This adoption effectively reduced gross profit by reducing net revenue by $214,000, thus resulting in a reduction in gross margin of 1.7 percent. Second, its gross margin was negatively impacted by late arrival of overseas shipments, which are the drivers of Florida Pneumatic’s overhead absorption. As fewer containers were processed through its facility it caused reduced absorption, thus lowering their gross margin. We believe the absorption short-fall incurred this quarter should be reversed during the second and third quarters of 2018. Lastly, during the three-month period ended March 31, 2018, foreign currency, specifically the weakness of the U.S. dollar to the Taiwan dollar adversely affected Florida Pneumatic’s gross margin.

Hy-Tech was able to improve its overall gross margin primarily due to greater absorption of its manufacturing overhead costs, driven by greater through-put through the facility.

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

During the first quarter of 2018, our SG&A was $5,280,000, compared to $5,047,000 for the same three-month period in 2017, or an increase of $233,000. The most significant item contributing to the net increase was additional operating expenses incurred at Jiffy during the first quarter of 2018 of $581,000, whereas there were no Jiffy SG&A expenses during the first quarter of 2017. Additionally, as the result of the adoption of the new revenue recognition standards, we now are required to classify as adjustments to net revenue certain expenses, which aggregated approximately $214,000 during the three-month period ended March 31, 2018 that prior to the adoption were accounted for as SG&A. Other significant components to the change in SG&A include reductions in: (i) variable expenses, which include costs such as: commissions, advertising travel and warranty of $192,000, due primarily to lower Retail revenue; (ii) depreciation and amortization of $48,000; (iii) professional fees of $242,000, which during the first quarter of 2017 included fees and expenses related to the Jiffy Acquisition as well as recruitment fees for executive positions at Hy-Tech. The reductions were partially offset by increases in our stock-based compensation of $59,000, and compensation expense which is comprised of base salaries and wages, accrued performance-based bonus incentives, associated payroll taxes and employee benefits, increased $47,000.

Other Expense

Other Expense represents the adjustment of the fair value of the contingent consideration obligation to the Jiffy Seller, as discussed in Note 2 to our consolidated financial statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

RESULTS OF OPERATIONS - (Continued)

Interest

	Three months ended March 31,		Increase
	2018	2017	Amount
Interest expense attributable to:
Short-term borrowings	$13,000	$1,000	$12,000
Term loans, including Capital Expenditure Term Loans	1,000	—	1,000
Amortization expense of debt issue costs	23,000	9,000	14,000

Total	$37,000	$10,000	$27,000

The increase in short-term loan borrowings interest was driven primarily by greater borrowings against our Revolver, described below, in 2018, compared to the prior year, and to a lesser extent, higher interest rates. The increase in amortization of debt issue costs is due to the expenses incurred with the amendment to our Loan and Security Agreement (“Credit Agreement”) in April 2017 that related to the Jiffy acquisition.

Our average balance of short-term borrowings during the three-month period ended March 31, 2018 was $1,847,000, compared to $103,000 during the same three-month period in 2017.

Income taxes

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis, and may change in subsequent interim periods. Accordingly, our effective tax rate for the three-month period ended March 31, 2018 was 26.1%, compared to the effective tax benefit rate of 28.6% for the three-month period ended March 31, 2017. The Company’s effective tax rates for both periods were affected primarily by state taxes, non-deductible expenses and foreign tax rate differentials.

In addition to those items mentioned above that affected the Company’s effective tax rates was the Tax Cuts and Jobs Act (the “Act”) which was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries previously deferred from tax, generally eliminates U.S federal income taxes on dividends from foreign subsidiaries and creates a new provision designed to tax global intangible low-taxed income (“GILTI”). Also on December 22, 2017, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides for a measurement period of up to one year from the enactment for companies to complete their accounting for the Act. The Company is applying the guidance in SAB 118 when accounting for the enactment-date effects of the Act.

At March 31, 2018, the Company has not completed its accounting for the tax effects of the Act, but has made reasonable estimates of the effects on the re-measurement of its deferred tax assets and liabilities as well as its transition tax liability. During the three month period ended March 31, 2018, the Company made no adjustments to the provisional amounts recorded at December 31, 2017. Additionally, the Company has not yet collected and analyzed all necessary tax and earnings data of its foreign operations and therefore, the Company has also not yet completed its accounting for the income tax effects of the transition tax. The Company will continue to make and refine its calculations as additional analysis is completed.

The Act also subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries. Under U.S. GAAP, the Company is permitted to make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet made its accounting policy election. At March 31, 2018, because the Company is still evaluating the GILTI provisions, the Company has included tax expense related to GILTI for the current year in its estimated annual effective tax rate and has not provided additional GILTI on deferred items.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

LIQUIDITY AND CAPITAL RESOURCES

We monitor such metrics as days’ sales outstanding, inventory requirements, inventory turns, estimated future purchasing requirements and capital expenditures to project liquidity needs, as well as evaluate return on assets. Our primary sources of funds are operating cash flows and our Revolver Loan (“Revolver”) with our Bank.

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	March 31, 2018	December 31, 2017
Working Capital	$24,249,000	$24,278,000
Current Ratio	3.93 to 1	4.08 to 1
Shareholders’ Equity	$46,084,000	$46,013,000

Credit facility

In October 2010, we entered into a Credit Agreement with an affiliate of Capital One, National Association (“Capital One” or the “Bank”). The Credit Agreement, as amended from time to time, among other things, provides the ability to borrow funds under a Revolver arrangement, which is currently set at a maximum of $16,000,000. Revolver borrowings are secured by the Company’s accounts receivable, inventory, equipment and mortgages on real property. Additionally there is a $1,600,000 line available for capital expenditures. Lastly, the Credit Agreement includes a $100,000 term loan. This term loan, which is secured by our real property, remains in place such that should we and Capital One wish to facilitate future term loan borrowings more efficiently and less costly. P&F and certain of its subsidiaries are borrowers under the Credit Agreement, and their obligations are cross-guaranteed by certain other subsidiaries.

At our option, Revolver borrowings bear interest at either LIBOR (“London InterBank Offered Rate”) or the Base Rate, as the term is defined in the Credit Agreement, plus an Applicable Margin, as defined in the Credit Agreement. We are subject to limitations on the number of LIBOR borrowings.

At March 31, 2018 and December 31, 2017, our short-term or Revolver borrowings were $3,241,000 and $1,928,000, respectively. Applicable LIBOR Margins in effect as of March 31, 2018 and December 31, 2017 was 1.50%. The Applicable Base Rate Margins in effect as of March 31, 2018 and December 31, 2017 was 0.50%.

Contemporaneously with the acquisition of the Jiffy business discussed in Note 2 to the consolidated financial statements, we entered into a Second Amended and Restated Loan and Security Agreement, effective as of April 5, 2017, the closing date of the Jiffy Acquisition (the “2017 Agreement”), with Capital One. The 2017 Agreement, among other things, amended the Credit Agreement by: (1) increasing the maximum amount it can borrow under the Revolver Commitment (as defined) from $10,000,000 to $16,000,000, subject to certain borrowing base criteria, and (2) modifying certain borrowing base criteria as well as financial and other covenants. In addition, we incurred $84,000 of debt issue costs in connection with this Amendment.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

LIQUIDITY AND CAPITAL RESOURCES – (Continued)

Cash flows

During the three-month period ended March 31, 2018, our net cash increased to $1,704,000 from $1,241,000 at December 31, 2017.   Our total bank debt at March 31, 2018 was $3,341,000 and $2,028,000 at December 31, 2017. The total debt to total book capitalization (total debt divided by total debt plus equity); at March 31, 2018 was 6.8% and at December 31, 2017 was 4.2%.

In February 2018, our Board of Directors declared a quarterly cash dividend of $0.05 per share of our common stock, which was paid in March 2018. The total of such dividend payment was $180,000. The Company continues to maintain the dividend policy; however, the declaration of dividends under this policy going forward is dependent upon our financial condition, results of operations, capital requirements and other factors deemed relevant by our Board of Directors.

On August 9, 2017, our Board of Directors authorized us to repurchase up to 100,000 shares of our common stock over a period of up to twelve months (the “Repurchase Program”). On August 24, 2017, we announced that, pursuant to the Repurchase Program, we had adopted a written trading plan in accordance with the guidelines specified under Rule 10b5-1 under the Securities Exchange Act of 1934. Since inception of the Repurchase Program, through March 31, 2018, we repurchased approximately 57,000 shares of our Common Stock, the cost of which was approximately $439,000.  During the three-month period ended March 31, 2018, we repurchased 10,356 shares at a cost of approximately $82,000.

During the three-month period ended March 31, 2018, we used $570,000 for capital expenditures, compared to $231,000 during the same period in the prior year.  Capital expenditures for the balance of 2018 are expected to be approximately $1,500,000, some of which may be financed through our credit facilities with Capital One, or financed through independent third party financial institutions. The remaining 2018 capital expenditures will likely be for machinery and equipment, tooling and computer hardware and software.

Customer concentration

At March 31, 2018 and December 31, 2017, accounts receivable from The Home Depot was 32.4% and 31.0%, respectively, of our total accounts receivable. Additionally, revenue from The Home Depot during the three-month periods ended March 31, 2018 and 2017 were 23.5% and 30.8%, respectively. There were no other customers that accounted for more than 10% of our consolidated revenue during the three-month periods ended March 31, 2018 or 2017.

As previously mentioned we elected not to renew an agreement with Sears, which terminated September 30, 2017. The loss of Sears’s revenue had a negative impact our financial condition, but does not affect our ability to remain a going concern. Further, we believe the loss of The Home Depot would also negatively impact our working capital, but again, would not affect our ability to remain a going concern.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

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

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated, as of March 31, 2018, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of March 31, 2018, the Company’s management, including its CEO and CFO, concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, identified in connection with the evaluation required by Exchange Act Rule 13a-15(d), that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to the legal proceedings disclosure described in our 2017 Form 10-K.

Item 1A.	Risk Factors

There were no material changes to the risk factors previously disclosed in our 2017 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

				Maximum
				Number
			Total Number of	of shares
			Shares Purchased as	that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price	Announced Plan	Under the Plan
Period	Shares Purchased	Paid per Share	or Program	or Program (1)

January 1, 2018 - January 31, 2018	3,122	$8.38	3,122	50,000
February 1, 2018 – February 28, 2018	—	—	—	50,000
March 1, 2018 – March 31, 2018	7,234	$7.68	7,234	42,766

(1)	On August 24, 2017, the Company announced that it had adopted a written trading plan for the purpose of repurchasing up to 100,000 shares of its common stock. This trading plan expires on August 23, 2018, and was adopted pursuant to an authorization of a stock repurchase program by the Company’s Board which was publicly announced on August 10, 2017.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

See “Exhibit Index” immediately following the signature page.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P&F INDUSTRIES, INC.
(Registrant)

/s/ JOSEPH A. MOLINO, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: May 11, 2018	(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit

10.1	Executive Employment Agreement, dated as of January 1, 2018, between the Registrant and Joseph A. Molino, Jr. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 30, 2018).

31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

32.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	* Interactive Data

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

