Form 10-Q
period 2018-06-30
P&F INDUSTRIES INC
filed 2018-08-10
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

As of August 3, 2018 there were 3,700,975 shares of the registrant’s Class A Common Stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS

Cash	$1,488,000	$1,241,000
Accounts receivable — net	10,188,000	10,047,000
Inventories	20,970,000	19,657,000
Prepaid expenses and other current assets	1,489,000	1,224,000
TOTAL CURRENT ASSETS	34,135,000	32,169,000

PROPERTY AND EQUIPMENT
Land	1,281,000	1,281,000
Buildings and improvements	6,150,000	6,138,000
Machinery and equipment	21,694,000	20,579,000
	29,125,000	27,998,000
Less accumulated depreciation and amortization	19,673,000	19,091,000
NET PROPERTY AND EQUIPMENT	9,452,000	8,907,000

GOODWILL	4,443,000	4,447,000

OTHER INTANGIBLE ASSETS — net	8,163,000	8,533,000

DEFERRED INCOME TAXES — net	775,000	872,000

OTHER ASSETS — net	78,000	110,000

TOTAL ASSETS	$57,046,000	$55,038,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Short-term borrowings	$2,239,000	$1,928,000
Accounts payable	4,304,000	2,443,000
Accrued compensation and benefits	1,339,000	1,944,000
Accrued other liabilities	1,178,000	1,576,000
Current maturities of long-term debt	490,000	—
Other current liabilities	907,000	—
TOTAL CURRENT LIABILITIES	10,457,000	7,891,000

Long–term debt, less current maturities	—	94,000
Other liabilities	179,000	1,040,000

TOTAL LIABILITIES	10,636,000	9,025,000

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued – 4,394,000 at June 30, 2018 and 4,203,000 at December 31, 2017	4,394,000	4,203,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	13,748,000	13,064,000
Retained earnings	34,466,000	34,455,000
Treasury stock, at cost – 683,000 shares at June 30, 2018 and 631,000 shares at December 31, 2017	(5,609,000)	(5,179,000)
Accumulated other comprehensive loss	(589,000)	(530,000)

TOTAL SHAREHOLDERS’ EQUITY	46,410,000	46,013,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$57,046,000	$55,038,000

‘

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

	Three months		Six months
	ended June 30,		ended June 30,
	2018	2017	2018	2017

Net revenue	$16,188,000	$15,359,000	$31,930,000	$28,575,000
Cost of sales	10,311,000	9,937,000	20,619,000	18,180,000
Gross profit	5,877,000	5,422,000	11,311,000	10,395,000
Selling, general and administrative expenses	5,361,000	5,366,000	10,641,000	10,413,000
Operating income (loss)	516,000	56,000	670,000	(18,000)
Other expense (income), net	28,000	(24,000)	57,000	(24,000)
Interest expense	55,000	64,000	92,000	74,000
Income (loss)	433,000	16,000	521,000	(68,000)
Income tax expense (benefit)	128,000	—	151,000	(24,000)
Net income (loss)	$305,000	$16,000	$370,000	$(44,000)

Basic and diluted earnings (loss) per share	$0.08	$—	$0.10	$(0.01)

Weighted average common shares outstanding:

Basic	3,592,000	3,611,000	3,588,000	3,605,000
Diluted	3,682,000	3,720,000	3,714,000	3,605,000

Net income (loss)	$305,000	$16,000	$370,000	$(44,000)
Other comprehensive (loss) income -foreign currency translation adjustment	(155,000)	91,000	(59,000)	117,000
Total comprehensive income	$150,000	$107,000	$311,000	$73,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

		Class A common stock, $1 par		Additional paid-in	Retained	Treasury stock		Accumulated other comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss

Balance, January 1, 2018	$46,013,000	4,203,000	$4,203,000	$13,064,000	$34,455,000	(631,000)	$(5,179,000)	$(530,000)

Net income	370,000	—	—	—	370,000	—	—	—

Exercise of stock options	737,000	184,000	184,000	553,000	—	—	—	—

Restricted common stock compensation	18,000	7,000	7,000	11,000	—	—	—	—

Purchase of Class A common stock	(430,000)	—	—	—	—	(52,000)	(430,000)	—

Stock-based compensation	120,000	—	—	120,000	—	—	—	—

Dividends	(359,000)	—	—	—	(359,000)	—	—	—

Foreign currency translation adjustment	(59,000)	—	—	—	—	—	—	(59,000)

Balance, June 30, 2018	$46,410,000	4,394,000	$4,394,000	$13,748,000	$34,466,000	(683,000)	$(5,609,000)	$(589,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months
	ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$370,000	$(44,000)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Non-cash charges:
Depreciation and amortization	660,000	650,000
Amortization of other intangible assets	359,000	439,000
Amortization of debt issue costs	50,000	25,000
Provision for (recovery of) losses on accounts receivable - net	95,000	(5,000)
Stock-based compensation	120,000	—
Gain on sale of fixed assets	(6,000)	(1,000)
Restricted stock-based compensation	18,000	22,000
Deferred income taxes	99,000	(24,000)
Fair value increase in contingent consideration	57,000	—
Changes in operating assets and liabilities:
Accounts receivable	(250,000)	(1,059,000)
Inventories	(1,332,000)	1,399,000
Prepaid expenses and other current assets	(267,000)	199,000
Other assets	—	32,000
Accounts payable	1,866,000	384,000
Accrued compensation and benefits	(603,000)	(618,000)
Accrued other liabilities	(397,000)	(822,000)
Other liabilities	(10,000)	(9,000)
Total adjustments	459,000	612,000
Net cash provided by operating activities	829,000	568,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months
	ended June 30,
	2018	2017
Cash Flows from Investing Activities:
Capital expenditures	$(1,224,000)	$(358,000)
Purchase of net assets of Jiffy Air Tool, Inc.	—	(6,845,000)
Proceeds from disposal of assets	25,000	1,000
Net cash used in investing activities	(1,199,000)	(7,202,000)

Cash Flows from Financing Activities:
Dividend payments	(359,000)	(360,000)
Proceeds from exercise of stock options	737,000	62,000
Purchase of Class A common stock	(430,000)	—
Net proceeds from short-term borrowings	311,000	4,537,000
Proceeds from long-term debt	400,000	—
Repayments of long-term debt	(7,000)	(10,000)
Payment of debt issue costs	(15,000)	(50,000)
Net cash provided by financing activities	637,000	4,179,000

Effect of exchange rate changes on cash	(20,000)	25,000
Net increase (decrease) in cash	247,000	(2,430,000)
Cash at beginning of period	1,241,000	3,699,000
Cash at end of period	$1,488,000	$1,269,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$44,000	$36,000
Income taxes	$21,000	$335,000

Supplemental disclosures of non-cash investing and financing activities:
Contingent consideration on acquisition	$—	$692,000

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

Customer concentration

At June 30, 2018 and December 31, 2017, accounts receivable from The Home Depot was 35.5% and 31.0%, respectively, of our total accounts receivable. Additionally, revenue from The Home Depot during the three and six-month periods ended June 30, 2018 was 24.8% and 24.2%, for the same three and six month periods in 2017 The Home Depot revenue accounted for 29.0% and 29.8%, respectively.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES – (Continued)

The Company

P&F is a Delaware corporation incorporated on April 19, 1963. The Company conducts its business through a wholly-owned subsidiary, Continental Tool Group, Inc. (“Continental”), which in turn operates through its wholly-owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”). Exhaust Technologies Inc. (“ETI”) and Universal Air Tool Company Limited (“UAT”) are wholly-owned subsidiaries of Florida Pneumatic. Effective April 5, 2017, the Company purchased substantially all of the operating assets, less certain payables of Jiffy Air Tool, Inc., (“Jiffy”) through a wholly-owned subsidiary of Florida Pneumatic. See Note 2 to our consolidated financial statements for further discussion. Lastly, the business of Air Tool Service Company (“ATSCO”) operates through a wholly-owned subsidiary of Hy-Tech.

Florida Pneumatic manufactures, imports, and sells pneumatic hand tools, most of which are of its own design, primarily to the retail, industrial, automotive and aerospace markets. It also markets, through its Berkley Tool division (“Berkley”), a product line which includes pipe and bolt dies, pipe taps, wrenches, vises and stands, pipe and tubing cutting equipment, hydrostatic test pumps, and replacement electrical components for a widely-used brand of pipe cutting and threading machines.

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

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES – (Continued)

 Significant Accounting Policies – Revenue Recognition

Our significant accounting policies are described in "Note 1: Summary of Significant Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2017. Our significant accounting policy relating to revenue recognition reflects the impact of the adoption of ASC 606, defined below, effective January 1, 2018.

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

The Company's performance obligations underlying its core revenue sources remain substantially unchanged. Its revenue is generated through the sale of finished products, and is generally recognized at the point in time when merchandise is transferred to the customer with a fixed payment due generally within 30 to 90 days, and in an amount that considers the impacts of estimated allowances. Further, the Company has made a policy election to account for shipping and handling activities that occur after the customer has obtained control of the products as fulfillment costs rather than as an additional promised service. This election is consistent with the Company’s prior policy, and therefore the adoption of ASC 606 relating to shipping and handling activities did not have any impact on its financial results. Additionally, as the result of the adoption of ASC 606, the Company will account for certain expenses that in prior periods were accounted for as a selling expense, which will now be treated as an adjustment to gross revenue. Accordingly, during the three and six-month period ended June 30, 2018 the Company reduced its net revenue, gross margin and selling expenses by approximately $243,000 and $457,000, respectively. Additionally, the Company at June 30, 2018 has included in its allowance for doubtful accounts approximately $89,000 that would have been accounted for in its current liabilities prior to the adoption of ASC 606. There are no remaining performance obligations as of June 30, 2018.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES – (Continued)

The Company analyzes its revenue as follows:

Revenue generated at Florida Pneumatic.

	Three months ended June 30,
	2018		2017
	Revenue	Percent of revenue	Revenue	Percent of revenue
Retail	$4,215,000	33.8%	$5,411,000	44.6%
Automotive	3,774,000	30.3	3,390,000	27.9
Industrial/catalog	1,422,000	11.4	1,250,000	10.3
Aerospace	2,885,000	23.1	1,862,000	15.4
Other	174,000	1.4	219,000	1.8
Total	$12,470,000	100.0%	$12,132,000	100.0%

	Six months ended June 30,
	2018		2017
	Revenue	Percent of revenue	Revenue	Percent of revenue
Retail	$8,305,000	33.6%	$10,764,000	47.5%
Automotive	7,710,000	31.2	7,003,000	30.9
Industrial/catalog	2,898,000	11.7	2,439,000	10.8
Aerospace	5,443,000	22.0	2,008,000	8.9
Other	378,000	1.5	427,000	1.9
Total	$24,734,000	100.0%	$22,641,000	100.0%

Revenue generated at Hy-Tech.

	Three months ended June 30,
	2018		2017
	Revenue	Percent of revenue	Revenue	Percent of revenue
ATP brands	$3,384,000	91.0%	$2,888,000	89.5%
Other brands	334,000	9.0	339,000	10.5
Total	$3,718,000	100.0%	$3,227,000	100.0%

	Six months ended June 30,
	2018		2017
	Revenue	Percent of revenue	Revenue	Percent of revenue
ATP brands	$6,460,000	89.8%	$5,294,000	89.2%
Other brands	736,000	10.2	640,000	10.8
Total	$7,196,000	100.0%	$5,934,000	100.0%

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

The Company adopted ASC 606 on the first day of fiscal 2018. Its underlying principle is to use a five-step analysis of transactions to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The Company has elected to use the modified retrospective approach. As the Company does not have any sales contracts that were not completed as of January 1, 2018, there is no adjustment required to its retained earnings. The adoption of ASC 606 will not have an effect on the Company’s cash flows. Other than discussed earlier in this Note 1, the adoption of ASC 606 did not have a material effect on the Company’s consolidated financial statements.

 The Company does not believe that any other recently issued accounting standard would have a material effect on its consolidated financial statements.

Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. ASC Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years; earlier adoption is permitted. In the financial statements in which the ASU is first applied, leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity. Practical expedients are available for election. The Company intends to use the modified retrospective approach. The Company is currently in the process of completing its assessment of all leases and is assessing the impact the adoption of this standard will have on its consolidated financial statements and related disclosures. Thus far the Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements. However, the Company will continue its evaluation of the standard update through the date of adoption.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES – (Continued)

In February 2018, the FASB issued No. ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). Under ASU 2018-02, an entity may elect to reclassify the income tax effects of the Tax Reform Act on items within accumulated other comprehensive income to retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period. The Company is evaluating what impact, if any, adoption of ASU 2018-02 may have on its consolidated financial statements.

Other Accounting Pronouncement

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries previously deferred from tax, generally eliminates U.S federal income taxes on dividends from foreign subsidiaries and creates a new provision designed to tax global intangible low-taxed income (“GILTI”). Also on December 22, 2017, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides for a measurement period of up to one year from the enactment for companies to complete their accounting for the Act. The Company is applying the guidance in SAB 118 when accounting for the enactment-date effects of the Act.

At June 30, 2018 the Company has not completed its accounting for the tax effects of the Act, but has made reasonable estimates of the effects on the re-measurement of its deferred tax assets and liabilities as well as its transition tax liability. During the six month period ended June 30, 2018, the Company made no adjustments to the provisional amounts recorded at December 31, 2017. Additionally, the Company has not yet collected and analyzed all necessary tax and earnings data of its foreign operations and therefore, the Company has also not yet completed its accounting for the income tax effects of the transition tax. The Company will continue to make and refine its calculations as additional analysis is completed.

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

Additionally, Jiffy Seller may be entitled to up to $1,000,000 in additional consideration, which is contingent upon Jiffy achieving certain revenue thresholds and other criteria as set forth in the Asset Purchase Agreement within two defined measurement periods occurring within approximately the first two years following the Jiffy Closing Date.  As of June 30, 2018, the Company has estimated the fair value of this contingent consideration to be $907,000.

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

NOTE 2 – ACQUISITIONS – (Continued)

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

Six months ended
June 30, 2017
Revenue	$30,053,000
Net Income	$62,000
Earnings per share – Basic	$0.02
Earnings per share – Diluted	$0.02

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

The following table sets forth the elements of basic and diluted earnings (loss) per common share:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator for basic and diluted earnings (loss) per common share:
Net income (loss)	$305,000	$16,000	$370,000	$(44,000)

Denominator:
Denominator for basic earnings (loss) per share - weighted average common shares outstanding	3,592,000	3,611,000	3,588,000	3,605,000
Dilutive securities (1)	90,000	109,000	126,000	—
Denominator for diluted earnings (loss) per share - weighted average common shares outstanding	3,682,000	3,720,000	3,714,000	3,605,000

(1)	Dilutive securities consist of “in the money” stock options.

At June 30, 2017, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Common Stock for the period.

The weighted average of anti-dilutive stock options outstanding was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Weighted average antidilutive stock options outstanding	—	49,000	25,000	60,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 – STOCK-BASED COMPENSATION

There were no options granted or issued during the three and six-month periods ended June 30, 2018.

The following is a summary of the changes in outstanding options during the six-month period ended June 30, 2018:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding , January 1, 2018	418,233	$5.17	3.8	$1,343,442
Granted	—	—
Exercised	(184,480)	$3.99
Forfeited	—	—
Expired	—	—
Outstanding, June 30, 2018	233,753	$6.10	5.9	$617,693
Vested, June 30, 2018	144,753	$5.49	3.8	$470,843

	Option Shares	Weighted Average Grant- Date Fair Value
Non-vested options, January 1, 2018	89,000	$4.41
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested options, June 30, 2018	89,000	$4.41

The number of shares of Common Stock available for issuance under the P&F Industries, Inc. 2012 Stock Incentive Plan (the “2012 Plan”) as of June 30, 2018 was 79,437. At June 30, 2018, there were 184,253 options outstanding issued under the 2012 Plan and 49,500 options outstanding issued under the 2002 Stock Incentive Plan.

Restricted Stock

The Company, in May 2018, granted 1,250 restricted shares of its Common Stock to each non-employee member of its Board of Directors, totaling 6,250 restricted shares. The Company determined that the fair value of these shares was $8.43 per share, which was the closing price of the Company’s Common Stock on the date of the grant. These shares cannot be traded earlier than the first anniversary of the grant date. The Company will ratably amortize the total non-cash compensation expense of approximately $53,000 in its selling, general and administrative expenses through May 2019.

The Company, in May 2017, granted 1,000 restricted shares of its common stock to each non-employee member of its Board of Directors, totaling 5,000 restricted shares. The Company determined that the fair value of these shares was $6.17 per share, which was the closing price of the Company’s Common Stock on the date of the grant. These shares could not have been traded earlier than the first anniversary of the grant date. The Company ratably amortized the total non-cash compensation expense of approximately $30,000 in its selling, general and administrative expenses.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 – STOCK-BASED COMPENSATION – (Continued)

Treasury Stock

On August 9, 2017, the Company’s Board of Directors authorized the Company to repurchase up to 100,000 shares of its common stock over a period of up to twelve months (the “Repurchase Program”). On August 24, 2017, the Company announced that, pursuant to the Repurchase Program, it had adopted a written trading plan in accordance with the guidelines specified under Rule 10b5-1 under the Securities Exchange Act of 1934. A plan under Rule 10b5-1 allows the Company to repurchase shares at times when it might otherwise be prevented from doing so by securities laws or because of self-imposed trading blackout periods. Repurchases made under the plan are subject to the SEC’s regulations, as well as certain price, market, volume, and timing constraints specified in the plan. Since repurchases under the plan are subject to certain constraints, there is no guarantee as to the exact number of shares that will be repurchased under the plan. Since the inception of the Repurchase Program through June 30 2018, the Company repurchased approximately 81,000 shares of its common stock at an aggregate cost of approximately $638,000. During the period January 1, 2018 through June 30, 2018, the Company repurchased 34,000 shares of its common stock at an aggregate cost of $280,000.

Additionally, in June 2018, the Company purchased 18,140 shares of its common stock in a privately negotiated transaction outside of the Repurchase Program pursuant to an additional authorization of the Company’s Board of Directors at a total cost of $150,000. The purchase price per share was equal to five percent below the average of the closing price of its common stock for the three days prior to the transaction.

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

As of June 30, 2018 and December 31, 2017, the carrying amounts reflected in the accompanying consolidated balance sheets for current assets and current liabilities approximated fair value due to the short-term nature of these accounts.

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

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 6 – ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	June 30, 2018	December 31, 2017
Accounts receivable	$10,435,000	$10,199,000
Allowance for doubtful accounts, sales discounts and chargebacks	(247,000)	(152,000)
	$10,188,000	$10,047,000

NOTE 7 – INVENTORIES

Inventories consist of:

	June 30, 2018	December 31, 2017
Raw material	$1,964,000	$1,871,000
Work in process	2,225,000	1,556,000
Finished goods	16,781,000	16,230,000
	$20,970,000	$19,657,000

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

Balance, January 1, 2018	$4,447,000
Currency translation adjustment	(4,000)
Balance, June 30, 2018	$4,443,000

Other intangible assets were as follows:

	June 30, 2018			December 31, 2017
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships (1)	$6,831,000	$1,853,000	$4,978,000	$6,836,000	$1,570,000	$5,266,000
Trademarks and trade names (1)	2,321,000	—	2,321,000	2,329,000	—	2,329,000
Trademarks and trade names (2)	200,000	25,000	175,000	200,000	19,000	181,000
Engineering drawings	330,000	188,000	142,000	330,000	175,000	155,000
Non-compete agreements (1)	236,000	225,000	11,000	239,000	210,000	29,000
Patents	1,405,000	869,000	536,000	1,405,000	832,000	573,000
Totals	$11,323,000	$3,160,000	$8,163,000	$11,339,000	$2,806,000	$8,533,000

(1)	A portion of these intangibles are maintained in a foreign currency, and are therefore subject to foreign exchange rate fluctuations.

(2)	These were previously considered an indefinite-lived intangible asset of Hy-Tech. However, as the result of a prior impairment, the Company began amortizing these intangible assets over a 15 year useful life.

Amortization expense of intangible assets subject to amortization was as follows:

Three months ended June 30,		Six months ended June 30,
2018	2017	2018	2017
$180,000	$233,000	$359,000	$439,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS – (Continued)

 The weighted average amortization period for intangible assets was as follows:

	June 30, 2018	December 31, 2017
Customer relationships	9.7	10.1
Trademarks and trade names	13.0	13.5
Engineering drawings	7.9	8.1
Non-compete agreements	2.8	1.8
Patents	8.4	8.8

Amortization expense for each of the next five years and thereafter is estimated to be as follows:

2019	$687,000
2020	663,000
2021	638,000
2022	635,000
2023	635,000
Thereafter	2,584,000
$5,842,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 9 – DEBT

In October 2010, the Company entered into a Loan and Security Agreement (“Credit Agreement”) with an affiliate of Capital One, National Association (“Capital One” or the “Bank”). The Credit Agreement, as amended from time to time, among other things, provides the ability to borrow funds under a Revolver arrangement. Revolver borrowings are secured by the Company’s accounts receivable, inventory, equipment and mortgages on real property. Additionally, there is a $1,600,000 line available for capital expenditures (“Capex line”). The Credit Agreement includes a $100,000 Term Loan, as defined in the Credit Agreement. This Term Loan remains in place to enable the Company and Capital One to facilitate future term loan borrowings more efficiently and in a less costly manner. P&F and certain of its subsidiaries are borrowers under the Credit Agreement, and their obligations are cross-guaranteed by certain other subsidiaries. The Credit Agreement expires in February 2019, unless extended by the parties.

At the Company’s option, Revolver borrowings bear interest at either LIBOR (“London InterBank Offered Rate”) or the Base Rate, as the term is defined in the Credit Agreement, plus an Applicable Margin, as defined in the Credit Agreement. We are subject to limitations on the number of LIBOR borrowings.

Contemporaneously with the acquisition of the Jiffy business discussed in Note 2 to the consolidated financial statements, the Company entered into a Second Amended and Restated Loan and Security Agreement, (the “2017 Agreement”), with Capital One. The 2017 Agreement, among other things, amended the Credit Agreement by: (1) increasing the maximum amount it can borrow under the Revolver Commitment (as defined) to $16,000,000, subject to certain borrowing base criteria, and (2) modifying certain borrowing base criteria as well as financial and other covenants. The Company incurred $84,000 of debt issue costs in connection with this 2017 Agreement.

The Company provides Capital One monthly financial statements, borrowing base certificates and certificates of compliance with various financial covenants. Should an event of default occur, the interest rate would increase by two percent per annum during the period of default, in addition to other remedies provided to Capital One.

SHORT–TERM BORROWINGS

Short-term borrowings can be at either LIBOR or at the Base Rate, or a combination of the two, plus the Applicable Margins. At June 30, 2018 and December 31, 2017, the Company’s short-term borrowings were $2,239,000 and $1,928,000, respectively. The Applicable LIBOR Margin at June 30, 2018 and December 31, 2017 was 1.50%, and the Applicable Base Rate Margin was 0.50% at both dates.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 9 – DEBT – (Continued)

TERM LOAN BORROWINGS

The Term Loan borrowings can be at either LIBOR or at the Base Rate, or a combination of the two, plus the Applicable Margins. LIBOR borrowings at June 30, 2018 and December 31, 2017 were 1.50%. The Applicable Margin for borrowings at the Base Rate for the same timeframes was 0.50%. At June 30 2018, the Company had a $100,000 Term Loan, which is included in Current maturities of long-term debt on the consolidated balance sheet. At December 31, 2017, this obligation was included in Long-term debt, less current maturities on the consolidated balance sheet. At both June 30, 2018 and December 31, 2017 this Term Loan was at LIBOR plus the Applicable Margin.

In April 2018, the Company borrowed $400,000 against the Capex line. This borrowing is to be repaid in equal installments of approximately $6,700, payable monthly, with the balance due in February 2019, unless the Credit Agreement is renewed or extended by the parties. $300,000 of this borrowing is at LIBOR plus Applicable Margin, with the balance of $100,000 at the Base Rate, or prime rate plus Applicable Margin. While the Company intends to renew or extend the Credit Agreement currently in place, this obligation at June 30, 2018, is included in Current maturities of long-term debt on its consolidated balance sheet.

At June 30, 2018 and December 31, 2017, the Company, in accordance with ASU 2015-03, reduced its long-term debt by $4,000 and $6,000, respectively.

	June 30, 2018	December 31, 2017
Term Loan	$100,000	$100,000
Capex borrowing	394,000	—
Debt issue costs	(4,000)	(6,000)
	490,000	94,000
Less current maturities	490,000	—
	$—	$94,000

NOTE 10 – DIVIDEND PAYMENTS

On May 8, 2018, the Company’s Board of Directors, in accordance with its dividend policy, declared a quarterly cash dividend of $0.05 per common share, which was paid on May 25, 2018, to shareholders of record at the close of business on May 21, 2018. The total amount of this dividend payment was approximately $179,000. During the six-month period ended June 30, 2018, the Company paid approximately $359,000 in dividend payments.

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

and those other risks and uncertainties described in its Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”), its Quarterly Reports on Form 10-Q, and its other reports and statements filed by the Company with the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise. The Company cautions you against relying on any of these forward-looking statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

OUR BUSINESS

P&F and each of its subsidiaries are herein referred to collectively as the “Company.” In addition, the words “we”, “our” and “us” refer to the Company. We conduct our business through a wholly-owned subsidiary, Continental Tool Group, Inc. (“Continental”), which in turn operates through its wholly-owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”). Exhaust Technologies Inc. (“ETI”) and Universal Air Tool Company Limited (“UAT”) are wholly-owned subsidiaries of Florida Pneumatic. Effective April 5, 2017, we purchased substantially all of the operating assets, and assumed certain liabilities of Jiffy Air Tool, Inc., (“Jiffy”) through a wholly-owned subsidiary of Florida Pneumatic. See Note 2 to our consolidated financial statements for further discussion. The business of Air Tool Service Company (“ATSCO”) operates through a wholly-owned subsidiary of Hy-Tech.

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

As the result of the recently imposed tariffs, specifically those imposed on products imported from China, we now must consider tariffs as a key economic indicator. The Office of the US Trade Representative released a list of China-manufactured products that are subject to tariffs of 25%, effective July 6, 2018. A portion of products imported by Florida Pneumatic for its Retail customers is now subject to this tariff.

The cost and availability of a quality labor pool in the countries where products and components are manufactured, both overseas as well as in the United States, could materially affect our overall results.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

KEY INDICATORS - (Continued)

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

OVERVIEW

Key factors or events impacting our second quarter 2018 results of operations were:

●	Aerospace revenue increased by 54.9%;

●	Hy-Tech revenue increased by 15.2%;

●	Hy-Tech gross margins improving 4.8 percentage points; and

●	The decision in 2017 not to renew a supply agreement with Sears.

RESULTS OF OPERATIONS

Unless otherwise discussed below or elsewhere in the Management’s Discussion and Analysis, we believe that our relationships with our key customers and suppliers remain satisfactory.

We determined that, based on a number of factors including Sears’ continuing financial difficulties, the sale of the Craftsman brand by Sears to Stanley Black & Decker and our level of working capital exposure in relation to our return on that investment pertaining to Sears, it was in our best interest not to renew a supply agreement between us and Sears, effective September 30, 2017.

In December of 2017, Florida Pneumatic and The Home Depot agreed to launch an improved line of pneumatic tools to replace the current offering. We expect to begin shipment of this new product line sometime in the third quarter of 2018. Gross margin for the new product line will be approximately 2% less than the current product line. In order to promote the roll out of the new products, Florida Pneumatic has agreed to contribute $1,000,000 to The Home Depot to support its marketing and promotion of the new product line. We believe this will be contributed some time during the remainder of 2018. This contribution will be ratably amortized over a four year period and will be tested for impairment during said period.

We adopted ASC 606 effective January 1, 2018. The most significant impact of this adoption to our results of operations was that beginning January 1, 2018 we now classify certain expenses as deductions against gross revenue, that prior to the adoption, were accounted for as a selling expense. The adoption of ASC 606 reduced our revenue, gross profit and selling expenses approximately $243,000 and $457,000, respectively, for the three and six-month periods ended June 30, 2018.

We believe that over time several newer technologies and features will have a greater impact on the market for the Company’s traditional pneumatic tool offerings. This evolution has been felt initially by the advent of some cordless operated hand tools in the automotive aftermarket. We are currently evaluating the development of more advanced technologies in our tool platforms.

We are currently evaluating the impact of the recently imposed additional 25% tariff on products arriving in the United States after July 6, 2018, particularly those tariffs imposed on certain Chinese-made products that we sell to our Retail customers. Further, based on information released by the Office of the US Trade Representative, a second group of items have been announced. This second group of Chinese–made products are subject to an additional 10%, or greater, tariff; however no specific date has been announced upon which tariffs will be imposed. We have been able to increase our selling price for most of the additional tariffs imposed on the initial group of products. Until such time the Office of the US Trade Representative finalizes both the amount of the additional tariff to be imposed on the second group of Chinese-made products and the effective date of said tariff, we are unable to address this second group of products with our Retail customers on how to resolve the absorption of the additional costs incurred resulting from these new tariffs. Should Florida Pneumatic be unable to pass through the additional cost created by the new tariffs, our gross margin on the products subject to the new tariffs will be severely impacted.

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

The tables below provide an analysis of our net revenue for the three and six-month periods ended June 30, 2018 and 2017.

	Three months ended June 30,
			Increase
	2018	2017	$	%
Florida Pneumatic	$12,470,000	$12,132,000	$338,000	2.8%
Hy-Tech	3,718,000	3,227,000	491,000	15.2

Consolidated	$16,188,000	$15,359,000	$829,000	5.4%

	Six months ended June 30,
			Increase
	2018	2017	$	%

Florida Pneumatic	$24,734,000	$22,641,000	$2,093,000	9.2%
Hy-Tech	7,196,000	5,934,000	1,262,000	21.3

Consolidated	$31,930,000	$28,575,000	$3,355,000	11.7%

Florida Pneumatic

Florida Pneumatic markets its air tool products to four primary sectors within the pneumatic tool market; Retail, Automotive, Aerospace and Industrial/catalog. It also generates revenue from its Berkley products line, as well as a line of air filters and other OEM parts (“Other”).

	Three months ended June 30,
	2018		2017		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Retail customers	$4,215,000	33.8%	$5,411,000	44.6%	$(1,196,000)	(22.1)%
Automotive	3,774,000	30.3	3,390,000	27.9	384,000	11.3
Industrial/catalog	1,422,000	11.4	1,250,000	10.3	172,000	13.8
Aerospace	2,885,000	23.1	1,862,000	15.4	1,023,000	54.9
Other	174,000	1.4	219,000	1.8	(45,000)	(20.5)
Total	$12,470,000	100.0%	$12,132,000	100.0%	$338,000	2.8%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - (Continued)

Florida Pneumatic

	Six months ended June 30,
	2018		2017		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Retail customers	$8,305,000	33.6%	$10,764,000	47.5%	$(2,459,000)	(22.8)%
Automotive	7,710,000	31.2	7,003,000	30.9	707,000	10.1
Industrial/catalog	2,898,000	11.7	2,439,000	10.8	459,000	18.8
Aerospace	5,443,000	22.0	2,008,000	8.9	3,435,000	171.1
Other	378,000	1.5	427,000	1.9	(49,000)	(11.5)
Total	$24,734,000	100.0%	$22,641,000	100.0%	$2,093,000	9.2%

Florida Pneumatic’s second quarter 2018 revenue increased 2.8% over the same period in 2017. An analysis of this change highlights the following: (a) Our decision in 2017 not to renew a supply agreement with Sears, is the primary cause for the decline in Retail revenue this quarter, compared to the same period a year ago. Additionally, there was a slight decline in The Home Depot revenue. (b) The increase in Automotive revenue this quarter, compared to the same three-month period in 2017 was due primarily to an increase in consumer product demand for our AIRCAT tools sold through a major on-line distributor, and to a lesser degree, an increase in revenue from our UAT division headquartered in the United Kingdom. (c) The Jiffy acquisition in April 2017 enabled us to approach the aerospace sector with a much stronger brand and breadth of products. As the Jiffy management team continues to improve and increase manufacturing output, revenue this quarter was nearly 55% greater than the same period one year ago. Lastly, the growth in Industrial/catalog revenue this quarter, compared to the same period in 2017 is due primarily to the overall strengthening for this market sector.

Florida Pneumatic’s six-month comparisons reflect similar results to those of the second quarter. Specifically, our Retail revenue for the six-month period ended June 30, 2018 declined 22.8%, compared to the same period in 2017 due primarily to the absence of Sears revenue, along with slight revenue decline from The Home Depot. For the first six months of 2018 our Automotive revenue increased over the same period in 2017 by 10.1%, due primarily to increased consumer demand for our AIRCAT tools, which are sold through a major on-line distributor. As the acquisition of Jiffy occurred on April 5, 2017, our Aerospace revenue for the six-month period ended June 30, 2017 only included Jiffy revenue from the date of acquisition through June 30, 2017, whereas the first six months of 2018 includes Jiffy for the entire period.

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

	Three months ended June 30,
	2018		2017		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
ATP	$3,384,000	91.0%	$2,888,000	89.5%	$496,000	17.1%
Other	334,000	9.0	339,000	10.5	(5,000)	(1.5)
Total	$3,718,000	100.0%	$3,227,000	100.0%	$491,000	15.2%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - (Continued)

 Hy-Tech

	Six months ended June 30,
	2018		2017		Increase
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
ATP	$6,460,000	89.8%	$5,294,000	89.2%	$1,166,000	22.0%
Other	736,000	10.2	640,000	10.8	96,000	15.0
Total	$7,196,000	100.0%	$5,934,000	100.0%	$1,262,000	21.3%

An increase in shipments this quarter compared to the same period in 2017 to a large customer acquired in the ATSCO acquisition is the primary driver to increase in our ATP revenue. Although shipments of our “engineered solutions” program, which pursues alternate markets where we can exploit our engineering and manufacturing expertise, and develop different applications for our tools, motors and accessories, was relatively flat this quarter, compared to the second quarter of 2017, orders this quarter continue to increase, compared to prior year . As a result, our open orders for the engineered solutions products at June 30, 2018 have increased to $914,000, compared to $591,000 at June 30, 2017. The engineered solutions marketing strategy continues to provide an opportunity to generate new sources of revenue.

The primary factor contributing to the improvement in Hy-Tech’s revenue for the six-month period ended June 30, 2018, compared to the same period in 2017, was increased shipments to the ATSCO customer. This increase accounted for 75% of the improvement. Additional factors affecting Hy-Tech’s growth were an increase in our engineered solutions program and to a lesser extent revenue from our NUMATX technology acquisition. Increases in shipments of our Thaxton line was the driver to the improved Other revenue.

Gross profit / margin

	Three months ended June 30,				Increase
	2018		2017		Amount		%
Florida Pneumatic	$4,544,000		$4,418,000		$126,000		2.9%
As percent of respective revenue		36.4%		36.4%	—	% pts
Hy-Tech	$1,333,000		$1,004,000		$329,000		32.8
As percent of respective revenue		35.9%		31.1%	4.8	% pts
Total	$5,877,000		$5,422,000		$455,000		8.4%
As percent of respective revenue		36.3%		35.3%	1.0	% pts

	Six months ended June 30,				Increase (decrease)
	2018		2017		Amount		%
Florida Pneumatic	$8,726,000		$8,537,000		$189,000		2.2%
As percent of respective revenue		35.3%		37.7%	(2.4	)%pts
Hy-Tech	$2,585,000		$1,858,000		$727,000		39.1
As percent of respective revenue		35.9%		31.3%	4.6	%pts
Total	$11,311,000		$10,395,000		$916,000		8.8%
As percent of respective revenue		35.4%		36.4%	(1.0	)%pts

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - (Continued)

Although Florida Pneumatic’s second quarter 2018 gross margin is the same as what we reported for the comparable period in 2017, it is important to note that as discussed earlier in this Management’s Discussion and Analysis, we adopted ASC 606. This adoption reduced net revenue by $243,000, thus resulting in a similar reduction in gross profit and a reduction in Florida Pneumatic’s quarterly gross margin of 1.3 percentage points. Promotional discounts, specifically related to our AIRCAT product line, caused a reduction in Florida Pneumatic’s gross margin this quarter; however, improved absorption during the quarter offset the aforementioned promotional discounts. Lastly, our Jiffy product line increased its second quarter of 2018 gross margin, compared to the same period last year, due primarily to improved overhead absorption.

When comparing the second quarter of 2018 to the same period in the prior year, Hy-Tech was able to improve its overall gross margin by 4.8 percentage points, due primarily to the following: (a) greater absorption of its manufacturing overhead costs, driven by greater through-put at its facility; (b) product mix, and (c) price increases on certain product lines. With improving product mix in its inventory, Hy-Tech has also been able to reduce its obsolete and slow moving inventory charges this quarter, compared to the same period a year ago.

Florida Pneumatic’s gross margin for the six-month period ended June 30, 2018, was impacted` by several factors, the most significant of which was the adoption of ASC 606 that negatively affected its gross profit by $457,000, and effectively lowering year to date gross margin by 1.2 percentage points. Other factors impacting its six-month gross margin were promotional discounts and lower overhead absorption during the first six months of 2018, compared to the same period in 2017. Additionally, during the three-month period ended March 31, 2018, foreign currency, specifically the weakness of the U.S. dollar to the Taiwan dollar adversely affected Florida Pneumatic’s gross margin. The aforementioned were partially offset by stronger gross margin for the Jiffy product lines.

Hy-Tech’s improved gross margin reported for the six-month period ended June 30, 2018, compared to the same period in 2017, continues to be driven by greater absorption of its manufacturing overhead costs, better product mix, and price increases. Further, when comparing the two six–month periods, thus far in 2018, Hy-Tech has been able to reduce its obsolete and slow moving inventory charges.

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

During the second quarter of 2018, our SG&A was $5,361,000, compared to $5,366,000 for the same three-month period in 2017. As the result of the adoption of the new revenue recognition standard ASC 606, discussed above, we now classify certain expenses totaling $243,000 incurred during the three-month period ended June 30 2018 as reductions against gross revenue that, prior to the adoption, were accounted for as SG&A. Significant components to the net change include: (i) an increase in compensation expenses of $259,000, which is comprised of base salaries and wages, accrued performance-based bonus incentives, associated payroll taxes and employee benefits; (ii) an increase in advertising and promotion expenses of $70,000; and (iii) increases in our stock-based compensation of $60,000, offset by reductions in professional fees of $131,000, which related to the Jiffy Acquisition.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - (Continued)

Selling, general and administrative expenses – (Continued)

Our SG&A for the six-month period ended June 30, 2018 was $10,641,000, compared to $10,413,000 for the same period in 2017. The most significant item contributing to the net increase was additional operating expenses incurred at Jiffy during the first quarter of 2018 of $581,000, whereas there were no Jiffy SG&A expenses during the first quarter of 2017. Additionally, as the result of the adoption of the new revenue recognition standards, we now are required to classify as adjustments to net revenue certain expenses, which aggregated approximately $457,000 during the six-month period ended June 30, 2018 that prior to the adoption were accounted for as SG&A. Other significant components include: (i) an increase in non-Jiffy compensation expenses of $192,000, which is comprised of base salaries and wages, accrued performance-based bonus incentives, associated payroll taxes and employee benefits; (ii) reductions in variable expenses of $345,000 due primarily to lower Retail revenue; (iii) reductions in professional fees of $357,000, which related to the Jiffy Acquisition; and (iv) increases in our stock-based compensation of $120,000.

Other expense (income)

Other expense (income) of $28,000 and $57,000, respectively, for the three and six-month periods ended June 30, 2018, represents the adjustment of the fair value of the contingent consideration obligation to the Jiffy Seller as discussed in Note 2 to our consolidated financial statements. Other income of $24,000 for the three and six-month periods ended June 30, 2017 is due to the receipt of the balance of escrowed funds related to the sale in November 2016 of the real property located in Tampa, Florida.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

RESULTS OF OPERATIONS - (Continued)

Interest

	Three months ended June 30,		Increase (decrease)
	2018	2017	Amount	%
Interest expense attributable to:
Short-term borrowings	$24,000	$48,000	$(24,000)	(50.0)%
Term loans, including Capex Term Loans	4,000	1,000	3,000	300.0
Amortization expense of debt issue costs	27,000	15,000	12,000	80.0

Total	$55,000	$64,000	$(9,000)	(14.1)%

	Six months ended June 30,		Increase (decrease)
	2018	2017	Amount	%
Interest expense attributable to:
Short-term borrowings	$37,000	$49,000	$(12,000)	(24.5)%
Term loans, including Capex Term Loans	5,000	1,000	4,000	400.0
Amortization expense of debt issue costs	50,000	24,000	26,000	108.3

Total	$92,000	$74,000	$18,000	24.3%

The interest expense for the three-month period ended June 30, 2018 is lower than the same period in the prior year, due to the fact that on April 5, 2017 we completed the purchase of Jiffy, which was funded through our Revolver or short term borrowings. At June 30, 2017, our short term borrowing payable to the Bank was $4,537,000, whereas at June 30, 2018 the short term borrowing balance is $2,239,000. Applicable margins added to our borrowings have decreased twenty-five basis points on both LIBOR and Base rate borrowings, however prime rates have increased. The increase in amortization of debt issue costs is due to the expenses incurred with the amendment to our Loan and Security Agreement (“Credit Agreement”) in April 2017 that related to the Jiffy acquisition.

Similar to the discussion above our interest expense for the six-month period ended June 30, 2018 was driven by the Jiffy acquisition and decreases in applicable margin, offset by raising prime interest rates.

Our average balance of short-term borrowings during the three and six-month periods ended June 30, 2018 was $2,571,000 and $2,211,000, respectively, compared to $6,011,000 and $3,073,000, respectively, during the same three and six-month periods in 2017.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

RESULTS OF OPERATIONS - (Continued)

Income taxes

At the end of each interim reporting period, we estimate our effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis, and may change in subsequent interim periods. Accordingly, our effective tax rate for the three and six-month periods ended June 30, 2018 was 29.6% and 29.0%, respectively, compared to 0% and 35.3%, respectively, for the same three and six-month periods in 2017. The effective tax rates for both periods were affected primarily by state taxes, non-deductible expenses and foreign tax rate differentials.

In addition to those items mentioned above that affected our effective tax rates was the Tax Cuts and Jobs Act (the “Act”) which was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries previously deferred from tax, generally eliminates U.S federal income taxes on dividends from foreign subsidiaries and creates a new provision designed to tax global intangible low-taxed income (“GILTI”). Also on December 22, 2017, the Staff of the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides for a measurement period of up to one year from the enactment for companies to complete their accounting for the Act. We are applying the guidance in SAB 118 when accounting for the enactment-date effects of the Act.

As of June 30 2018, we have not completed our accounting for the tax effects of the Act, but have made reasonable estimates of the effects on the re-measurement of our deferred tax assets and liabilities as well as its transition tax liability. During the three and six-month periods ended June 30, 2018, we made no adjustments to the provisional amounts recorded at December 31, 2017. Additionally, we have not yet collected and analyzed all necessary tax and earnings data of our foreign operations and therefore have not yet completed our accounting for the income tax effects of the transition tax. We will continue to make and refine the calculations as additional analysis is completed.

The Act also subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries. Under GAAP, we are permitted to make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet made our accounting policy election. As of June 30, 2018, because we are still evaluating the GILTI provisions, we have included tax expense related to GILTI for the current year in our estimated annual effective tax rate and have not provided additional GILTI on deferred items.

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

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	June 30, 2018	December 31, 2017
Working Capital	$23,678,000	$24,278,000
Current Ratio	3.26 to 1	4.08 to 1
Shareholders’ Equity	$46,410,000	$46,013,000

Credit facility

In October 2010, we entered into a Loan and Security Agreement (“Credit Agreement”) with an affiliate of Capital One, National Association (“Capital One” or the “Bank”). The Credit Agreement, as amended from time to time, among other things, provides the ability to borrow funds under the Revolver arrangement. Revolver borrowings are secured by the Company’s accounts receivable, inventory, equipment and mortgages on real property. Additionally, there is a $1,600,000 line available for capital expenditures (“Capex line”). The Credit Agreement includes a $100,000 Term Loan, as defined in the Credit Agreement. This Term Loan remains in place to enable the Company and Capital One to facilitate future term loan borrowings more efficiently and less costly. P&F and certain of its subsidiaries are borrowers under the Credit Agreement, and their obligations are cross-guaranteed by certain other subsidiaries. The Credit Agreement expires in February 2019. We believe that we will enter into a new credit agreement with Capital One or another financial institution prior to such expiration date.

At our option, Revolver borrowings bear interest at either LIBOR (“London InterBank Offered Rate”) or the Base Rate, as the term is defined in the Credit Agreement, plus an Applicable Margin, as defined in the Credit Agreement. We are subject to limitations on the number of LIBOR borrowings.

Contemporaneously with the acquisition of the Jiffy business discussed in Note 2 to the consolidated financial statements, we entered into a Second Amended and Restated Loan and Security Agreement, (the “2017 Agreement”), with Capital One. The 2017 Agreement, among other things, amended the Credit Agreement by: (1) increasing the maximum amount it can borrow under the Revolver Commitment (as defined) to $16,000,000, subject to certain borrowing base criteria, and (2) modifying certain borrowing base criteria as well as financial and other covenants. We incurred $84,000 of debt issue costs in connection with the 2017 Agreement.

The Credit Agreement also provides for certain Term Loan borrowings, which can be at either LIBOR or at the Base Rate, or a combination of the two, plus the Applicable Margins. Applicable Margins on LIBOR borrowings at June 30, 2018, and December 31, 2017 were 1.50%. The Applicable Margin added to the Base Rate for the same timeframes was 0.50%. At June 30 2018, we had a $100,000 Term Loan borrowing which is included in Current maturities of long-term debt on the consolidated balance sheet. At both June 30, 2018 and December 31, 2017 this Term Loan was at LIBOR.

In April 2018, we borrowed $400,000 against the Capex line. This borrowing is to be repaid in equal installments of approximately $6,700 payable monthly, with the balance due in February 2019, unless the Credit Agreement is extended by the parties. $300,000 of this borrowing is at LIBOR plus Applicable Margin, with the balance of $100,000 at the Base Rate, or prime rate plus Applicable Margin. While we intend to renew the Credit Agreement currently in place, this obligation at June 30, 2018, is included in Current maturities of long-term debt on our consolidated balance sheet.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

LIQUIDITY AND CAPITAL RESOURCES - Continued

 We provide Capital One with monthly financial statements, borrowing base certificates and certificates of compliance with various financial covenants. Should an event of default occur, the interest rate on all borrowings would increase by two percent per annum during the period of default, in addition to other remedies provided to Capital One.

We believe that should a need arise for us to borrow funds in excess of the Revolver and Term loans currently in effect, our Bank would provide for additional borrowings, based on the value of our real property or other assets.

Cash flows

During the six-month period ended June 30, 2018, our net cash increased to $1,488,000 from $1,241,000 at December 31, 2017.   Our total bank debt at June 30, 2018 was $2,733,000 and $2,028,000 at December 31, 2017. The total debt to total book capitalization (total debt divided by total debt plus equity); at June 30, 2018 was 5.6% and at December 31, 2017 was 4.2%.

During the six-month period ended June 30, 2018, we received approximately $737,000 from the exercise of stock options.

In February and May 2018, our Board of Directors declared quarterly cash dividends of $0.05 per share of our common stock, which were paid in March 2018, and May 2018, respectively. The total dividends paid through June 30, 2018 were $359,000. We intend to maintain the dividend policy; however, the declaration of dividends under this policy going forward is dependent upon our financial condition, results of operations, capital requirements and other factors deemed relevant by our Board of Directors.

On August 9, 2017, our Board of Directors authorized us to repurchase up to 100,000 shares of our common stock over a period of up to twelve months (the “Repurchase Program”). On August 24, 2017, we announced that, pursuant to the Repurchase Program, we had adopted a written trading plan in accordance with the guidelines specified under Rule 10b5-1 under the Securities Exchange Act of 1934. Since inception of the Repurchase Program, through June 30 2018, we repurchased approximately 81,000 shares of our common stock, the cost of which was approximately $638,000.  During the three and six-month periods ended June 30, 2018, we repurchased 24,000 and 34,000 shares, respectively, under the Repurchase Program at a cost of approximately $199,000 and $280,000, respectively.

Additionally, in June 2018, unrelated to the Repurchase Program, we purchased 18,140 shares of our common stock at a total cost of $150,000 in a privately negotiated transaction. The purchase price per share was equal to five percent below the average of the closing price of its common stock for the three days prior to the transaction.

During the six-month period ended June 30, 2018, we used $1,224,000 for capital expenditures, compared to $358,000 during the same period in the prior year.  Capital expenditures for the balance of 2018 are expected to be approximately $650,000, some of which may be financed through our credit facilities with Capital One, or financed through independent third party financial institutions. The remaining 2018 capital expenditures will likely be for machinery and equipment, tooling and computer hardware and software.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

LIQUIDITY AND CAPITAL RESOURCES - Continued

 Customer concentration

At June 30, 2018 and December 31, 2017, accounts receivable from The Home Depot was 35.5% and 31.0%, respectively, of our total accounts receivable. Additionally, revenue from The Home Depot during the three and six-month periods ended June 30, 2018 was 24.8% and 24.2%, for the same three and six month periods in 2017 The Home Depot revenue accounted for 29.0% and 29.8%, respectively.

As previously mentioned we elected not to renew an agreement with Sears, which expired September 30, 2017. We believe the loss of The Home Depot would negatively impact our financial condition, but would not affect our ability to remain a going concern.

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

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated, as of June 30, 2018, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of June 30, 2018, the Company’s management, including its CEO and CFO, concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, identified in connection with the evaluation required by Exchange Act Rule 13a-15(d), that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to the legal proceedings disclosure described in our 2017 Form 10-K.

Item 1A.	Risk Factors

There were no material changes to the risk factors previously disclosed in our 2017 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

				Maximum
				Number
			Total Number of	of shares
			Shares Purchased as	that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price	Announced Plan	Under the Plan
Period	Shares Purchased	Paid per Share	or Program (1)	or Program (1)

April 1, 2018 – April 30, 2018	7,450	$8.01	7,450	35,316
May 1, 2018 – May 31, 2018	8,790	$8.38	8,790	26,526
June 1, 2018 – June 30, 2018 (2)	25,694	$8.37	7,554	18,972

(1)	On August 24, 2017, the Company announced that it had adopted a written trading plan for the purpose of repurchasing up to 100,000 shares of its common stock. This trading plan expires on August 23, 2018, and was adopted pursuant to an authorization of a stock repurchase program by the Company’s Board which was publicly announced on August 10, 2017.

(2)	Includes 18,140 shares purchased by the Company of its common stock at $8.26 per share in a privately negotiated transaction that was not part of the adopted written trading plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

See “Exhibit Index” immediately following the signature page.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P&F INDUSTRIES, INC.
(Registrant)

/s/ JOSEPH A. MOLINO, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: August 10, 2018	(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit

10.1	Amendment No. 2 to Second Amended and Restated Loan and Security Agreement, dated as of June 21, 2018, by and among the Company, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., ATSCO Holdings Corp, Jiffy Air Tool, Inc. (formerly known as Bonanza Holdings Corp.), Bonanza Properties Corp., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P, and Capital One, National Association, as lender and agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 27, 2018).

31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

32.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	* Interactive Data

* Attached as Exhibit 101 are the following, each formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statement of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

A copy of any of the foregoing exhibits to this Quarterly Report on Form 10-Q may be obtained, upon payment of the Registrant’s reasonable expenses in furnishing such exhibit, by writing to P&F Industries, Inc., 445 Broadhollow Road, Suite 100, Melville New York 11747, Attention: Corporate Secretary.

