Form 10-Q
period 2018-09-30
P&F INDUSTRIES INC
filed 2018-11-09
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒

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

As of November 6, 2018 there were 3,673,982 shares of the registrant’s Class A Common Stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS

Cash	$1,729,000	$1,241,000
Accounts receivable — net	11,701,000	10,047,000
Inventories	20,240,000	19,657,000
Prepaid expenses and other current assets	1,286,000	1,224,000
TOTAL CURRENT ASSETS	34,956,000	32,169,000

PROPERTY AND EQUIPMENT
Land	1,281,000	1,281,000
Buildings and improvements	6,155,000	6,138,000
Machinery and equipment	22,208,000	20,579,000
	29,644,000	27,998,000
Less accumulated depreciation and amortization	20,019,000	19,091,000
NET PROPERTY AND EQUIPMENT	9,625,000	8,907,000

GOODWILL	4,440,000	4,447,000

OTHER INTANGIBLE ASSETS — net	7,984,000	8,533,000

DEFERRED INCOME TAXES — net	583,000	872,000

OTHER ASSETS — net	755,000	110,000

TOTAL ASSETS	$58,343,000	$55,038,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Short-term borrowings	$3,607,000	$1,928,000
Accounts payable	3,018,000	2,443,000
Accrued compensation and benefits	2,016,000	1,944,000
Accrued other liabilities	1,483,000	1,576,000
Current maturities of long-term debt	471,000	—
Other current liabilities	936,000	—
TOTAL CURRENT LIABILITIES	11,531,000	7,891,000

Long–term debt, less current maturities	—	94,000
Other liabilities	174,000	1,040,000

TOTAL LIABILITIES	11,705,000	9,025,000

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued – 4,394,000 at September 30, 2018 and 4,203,000 at December 31, 2017	4,394,000	4,203,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	13,811,000	13,064,000
Retained earnings	34,822,000	34,455,000
Treasury stock, at cost – 702,000 shares at September 30, 2018 and 631,000 shares at December 31, 2017	(5,768,000)	(5,179,000)
Accumulated other comprehensive loss	(621,000)	(530,000)

TOTAL SHAREHOLDERS’ EQUITY	46,638,000	46,013,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$58,343,000	$55,038,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

	Three months		Nine months
	ended September 30,		ended September 30,
	2018	2017	2018	2017

Net revenue	$17,662,000	$15,782,000	$49,592,000	$44,357,000
Cost of sales	11,064,000	10,198,000	31,695,000	28,377,000
Gross profit	6,598,000	5,584,000	17,897,000	15,980,000
Selling, general and administrative expenses	5,737,000	5,352,000	16,366,000	15,765,000
Operating income	861,000	232,000	1,531,000	215,000
Other expense (income), net	28,000	11,000	85,000	(13,000)
Interest expense	66,000	50,000	158,000	124,000
Income before income taxes	767,000	171,000	1,288,000	104,000
Income tax expense	226,000	166,000	377,000	142,000
Net income (loss)	$541,000	$5,000	$911,000	$(38,000)

Basic earnings (loss) per share	$0.15	$—	$0.25	$(0.01)
Diluted earnings (loss) per share	$0.14	$—	$0.24	$(0.01)

Weighted average common shares outstanding:

Basic	3,701,000	3,617,000	3,626,000	3,609,000
Diluted	3,784,000	3,777,000	3,738,000	3,609,000

Net income (loss)	$541,000	$5,000	$911,000	$(38,000)
Other comprehensive (loss) income -foreign currency translation adjustment	(32,000)	71,000	(91,000)	188,000
Total comprehensive income	$509,000	$76,000	$820,000	$150,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

		Class A common stock, $1 par		Additional paid-in	Retained	Treasury stock		Accumulated other comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss

Balance, January 1, 2018	$46,013,000	4,203,000	$4,203,000	$13,064,000	$34,455,000	(631,000)	$(5,179,000)	$(530,000)

Net income	911,000	—	—	—	911,000	—	—	—

Exercise of stock options	737,000	184,000	184,000	553,000	—	—	—	—

Restricted common stock compensation	32,000	7,000	7,000	25,000	—	—	—	—

Purchase of Class A common stock	(589,000)	—	—	—	—	(71,000)	(589,000)	—

Stock-based compensation	169,000	—	—	169,000	—	—	—	—

Dividends	(544,000)	—	—	—	(544,000)	—	—	—

Foreign currency translation adjustment	(91,000)	—	—	—	—	—	—	(91,000)

Balance, September 30, 2018	$46,638,000	4,394,000	$4,394,000	$13,811,000	$34,822,000	(702,000)	$(5,768,000)	$(621,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months
	ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$911,000	$(38,000)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Non-cash charges:
Depreciation and amortization	1,020,000	975,000
Amortization of other intangible assets	531,000	620,000
Amortization of debt issue costs	71,000	42,000
Amortization of costs for contribution to customer	42,000	—
Provision for (recovery of) losses on accounts receivable - net	242,000	(12,000)
Stock-based compensation	169,000	20,000
Restricted stock-based compensation	32,000	30,000
Gain on sale of fixed assets	(6,000)	(8,000)
Deferred income taxes	292,000	142,000
Fair value increase in contingent consideration	86,000	14,000
Changes in operating assets and liabilities:
Accounts receivable	(2,914,000)	(2,252,000)
Inventories	(618,000)	1,468,000
Prepaid expenses and other current assets	185,000	2,154,000
Other assets	—	45,000
Accounts payable	582,000	842,000
Accrued compensation and benefits	73,000	(129,000)
Accrued other liabilities	(89,000)	(623,000)
Other liabilities	(15,000)	(14,000)
Total adjustments	(317,000)	3,314,000
Net cash provided by operating activities	594,000	3,276,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months
	ended September 30,
	2018	2017
Cash Flows from Investing Activities:
Capital expenditures	$(1,757,000)	$(444,000)
Purchase of net assets of Jiffy Air Tool, Inc.	—	(6,845,000)
Purchase of patents	—	(200,000)
Proceeds from disposal of assets	25,000	8,000
Net cash used in investing activities	(1,732,000)	(7,481,000)

Cash Flows from Financing Activities:
Dividend payments	(544,000)	(542,000)
Proceeds from exercise of stock options	737,000	62,000
Purchase of Class A common stock	(589,000)	(89,000)
Net proceeds from short-term borrowings	1,679,000	2,334,000
Proceeds from long-term debt	400,000	—
Repayments of long-term debt	(27,000)	(14,000)
Payment of debt issue costs	(3,000)	(74,000)
Net cash provided by financing activities	1,653,000	1,677,000

Effect of exchange rate changes on cash	(27,000)	34,000
Net increase (decrease) in cash	488,000	(2,494,000)
Cash at beginning of period	1,241,000	3,699,000
Cash at end of period	$1,729,000	$1,205,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$83,000	$74,000
Income taxes	$77,000	$342,000

Supplemental disclosures of non-cash investing and financing activities:
Contingent consideration on acquisition	$—	$692,000

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

Customer concentration

At September 30, 2018 and December 31, 2017, accounts receivable from The Home Depot was 42.3% and 31.0%, respectively, of our total accounts receivable. Additionally, for the three and nine-month periods ended September 30, 2018, The Home Depot accounted for 35.1% and 28.1%, respectively of the Company’s revenue. During the same three and nine-month periods in 2017, The Home Depot accounted for 23.6% and 27.6%, respectively of the Company’s revenue.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES – (Continued)

The Company

P&F is a Delaware corporation incorporated on April 19, 1963. The Company conducts its business through a wholly-owned subsidiary, Continental Tool Group, Inc. (“Continental”), which in turn operates through its wholly-owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”). Exhaust Technologies Inc. (“ETI”) and Universal Air Tool Company Limited (“UAT”) are wholly-owned subsidiaries of Florida Pneumatic. Effective April 5, 2017, the Company purchased substantially all of the operating assets, less certain payables of Jiffy Air Tool, Inc., through a wholly-owned subsidiary of Florida Pneumatic. See Note 2 to our consolidated financial statements for further discussion. Lastly, the business of Air Tool Service Company (“ATSCO”) operates through a wholly-owned subsidiary of Hy-Tech.

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

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES – (Continued)

Significant Accounting Policies – Revenue Recognition

The Company’s significant accounting policies are described in "Note 1: Summary of Significant Accounting Policies" of its 2017 Form 10-K for the year ended December 31, 2017. The Company’s significant accounting policy relating to revenue recognition reflects the impact of the adoption of ASC 606, defined below, effective January 1, 2018. The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"). The Company sells its goods on terms which transfer title and risk of loss at a specified location, which may be our warehouse, destination designated by our customer, port of loading or port of discharge, depending on the final destination of the goods. Other than standard product warranty provisions, our sales arrangements provide for no other post-shipment obligations. The Company offers rebates and other sales incentives, promotional allowances or discounts for certain customers, typically related to customer purchase volume, and are classified as a reduction of revenue and recorded at the time of sale, using the most likely amount approach. The Company periodically evaluates whether an allowance for sales returns is necessary. Historically, we have experienced minimal sales returns. If the Company believes there are material potential sales returns, it would provide the necessary provision against sales.

The Company's performance obligations underlying its core revenue sources remain substantially unchanged. Its revenue is generated through the sale of finished products, and is generally recognized at the point in time when merchandise is transferred to the customer with a fixed payment due generally within 30 to 90 days, and in an amount that considers the impacts of estimated allowances. Further, the Company has made a policy election to account for shipping and handling activities that occur after the customer has obtained control of the products as fulfillment costs rather than as an additional promised service. This election is consistent with the Company’s prior policy, and therefore the adoption of ASC 606 relating to shipping and handling activities did not have any impact on its financial results. Additionally, as the result of the adoption of ASC 606, the Company accounts for certain expenses that in prior periods were accounted for as a selling expense, which are now treated as an adjustment to gross revenue. Accordingly, during the three and nine-month period ended September 30, 2018, the Company reduced its net revenue, gross margin and selling expenses by approximately $321,000 and $779,000 respectively. Additionally, the Company at September 30, 2018 has included in its allowance for doubtful accounts approximately $180,000 that would have been accounted for in its current liabilities prior to the adoption of ASC 606. There are no remaining performance obligations as of September 30, 2018.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES – (Continued)

The Company analyzes its revenue as follows:

Revenue generated at Florida Pneumatic.

	Three months ended September 30,
	2018		2017
	Revenue	Percent of revenue	Revenue	Percent of revenue
Retail	$6,343,000	45.2%	$5,212,000	42.4%
Automotive	2,930,000	20.9	3,021,000	24.6
Industrial/catalog	1,592,000	11.3	1,228,000	10.0
Aerospace	3,015,000	21.5	2,564,000	20.8
Other	155,000	1.1	270,000	2.2
Total	$14,035,000	100.0%	$12,295,000	100.0%

	Nine months ended September 30,
	2018		2017
	Revenue	Percent of revenue	Revenue	Percent of revenue
Retail	$14,649,000	37.8%	$15,976,000	45.7%
Automotive	10,640,000	27.4	10,024,000	28.7
Industrial/catalog	4,718,000	12.2	3,812,000	10.9
Aerospace	8,229,000	21.2	4,426,000	12.7
Other	534,000	1.4	698,000	2.0
Total	$38,770,000	100.0%	$34,936,000	100.0%

Revenue generated at Hy-Tech.

	Three months ended September 30,
	2018		2017
	Revenue	Percent of revenue	Revenue	Percent of revenue
ATP brands	$3,318,000	91.5%	$3,092,000	88.7%
Other brands	309,000	8.5	395,000	11.3
Total	$3,627,000	100.0%	$3,487,000	100.0%

	Nine months ended September 30,
	2018		2017
	Revenue	Percent of revenue	Revenue	Percent of revenue
ATP brands	$9,777,000	90.3%	$8,386,000	89.0%
Other brands	1,045,000	9.7	1,035,000	11.0
Total	$10,822,000	100.0%	$9,421,000	100.0%

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES – (Continued)

New Accounting Pronouncements

Recently Adopted

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplified the testing of goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measured a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 is effective for public companies for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company concluded that ASU 2017-04 is preferable to the current guidance due to efficiency, since ASU 2017-04 eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. The Company adopted ASU 2017-04 in 2017, in conjunction with its annual impairment test of goodwill for all reporting units. The adoption of ASU 2017-04 did not have a material impact on the Company’s financial results.

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

The Company adopted ASC 606 on the first day of fiscal 2018. Its underlying principle is to use a five-step analysis of transactions to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The Company has elected to use the modified retrospective approach. As the Company did not have any sales contracts that were not completed as of January 1, 2018, there is no adjustment required to its retained earnings. The adoption of ASC 606 will not have an effect on the Company’s cash flows. Other than as discussed earlier in this Note 1, the adoption of ASC 606 did not have a material effect on the Company’s consolidated financial statements.

 The Company does not believe that any other recently issued accounting standard would have a material effect on its consolidated financial statements.

Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. ASC Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases guidance. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years; earlier adoption is permitted. The ASU offers two transition methods: (1) a modified retrospective approach, in which leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity in the financial statements in which the ASU is first applied or (2) a prospective approach, in which the Company is allowed to initially apply the new lease standard at the adoption date. The Company intends to use the prospective approach. Practical expedients are available for election. The Company is currently in the process of completing its assessment of all leases and is assessing the impact the adoption of this standard will have on its consolidated financial statements and related disclosures. Thus far the Company believes the adoption of this standard will not have a material effect on its consolidated financial statements. However, the Company will continue its evaluation of the standard update through the date of adoption.

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

The SEC has recently issued a final rule (“Rule”) that amends certain of their disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements, or changes in the information environment. A financial reporting implication of the Rule addresses interim disclosure changes in stockholders’ equity and non-controlling interests.

Under the requirements in SEC Regulation S-X, Rules 8-03(a)(5) and 10-01(a)(7), as amended by the Rule, registrants must now analyze changes in stockholders’ equity, in the form of a reconciliation, for the current and comparative year-to-date interim periods, with subtotals for each interim period.

                The Rule is effective for all filings submitted on or after November 5, 2018. However, the SEC issued guidance that provides some relief to registrants that file Form 10-Q shortly after the Rule’s effective date. It clarifies that the SEC Staff would not object if a filer’s first presentation of changes in shareholders’ equity is included in its Form 10-Q for the quarter that begins after the final rule’s November 5, 2018, effective date given that date’s close proximity to the filing date for most filers’ quarterly reports.

Other Accounting Pronouncement

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries previously deferred from tax, generally eliminates U.S federal income taxes on dividends from foreign subsidiaries and creates a new provision designed to tax global intangible low-taxed income (“GILTI”). Also, on December 22, 2017, the Staff of the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides for a measurement period of up to one year from the enactment for companies to complete their accounting for the Act. The Company is applying the guidance in SAB 118 when accounting for the enactment-date effects of the Act.

At September 30, 2018 the Company has not completed its accounting for the tax effects of the Act, but has made reasonable estimates of the effects on the re-measurement of its deferred tax assets and liabilities as well as its transition tax liability. During the three and nine-month period ended September 30, 2018, the Company made no adjustments to the provisional amounts recorded at December 31, 2017.

The Act also subjects a U.S. shareholder to tax on GILTI earned by certain foreign subsidiaries. Under GAAP, the Company is permitted to make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and has not yet made an accounting policy election. As of September 30, 2018, because the Company is still evaluating the GILTI provisions, the Company has included tax expense related to GILTI for the current year in the estimated annual effective tax rate and have not provided additional GILTI on deferred items.

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

Additionally, Jiffy Seller may be entitled to up to $1,000,000 in additional consideration, which is contingent upon Jiffy achieving certain revenue thresholds and other criteria as set forth in the Asset Purchase Agreement within two defined measurement periods occurring within approximately the first two years following the Jiffy Closing Date.  As of September 30, 2018, the Company has estimated the fair value of this contingent consideration to be $936,000.

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

Nine months ended
September 30, 2017
Revenue	$45,835,000
Net Income	$68,000
Earnings per share – Basic	$0.02
Earnings per share – Diluted	$0.02

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

The following table sets forth the elements of basic and diluted earnings (loss) per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator for basic and diluted earnings (loss) per common share:
Net income (loss)	$541,000	$5,000	$911,000	$(38,000)

Denominator:
Denominator for basic earnings (loss) per share - weighted average common shares outstanding	3,701,000	3,617,000	3,626,000	3,609,000
Dilutive securities (1)	83,000	160,000	112,000	—
Denominator for diluted earnings (loss) per share - weighted average common shares outstanding	3,784,000	3,777,000	3,738,000	3,609,000

(1)	Dilutive securities consist of “in the money” stock options.

At September 30, 2017, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Common Stock for the period.

The weighted average of anti-dilutive stock options outstanding was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Weighted average antidilutive stock options outstanding	—	138,000	16,000	86,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 – EQUITY

There were no options granted or issued during the three and nine-month periods ended September 30, 2018.

The following is a summary of the changes in outstanding options during the nine-month period ended September 30, 2018:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2018	418,233	$5.17	3.8	$1,343,442
Granted	—	—
Exercised	(184,480)	$3.99
Forfeited	—	—
Expired	—	—
Outstanding, September 30, 2018	233,753	$6.10	5.6	$503,155
Vested, September 30, 2018	174,420	$5.76	4.5	$434,328

	Option Shares	Weighted Average Grant- Date Fair Value
Non-vested options, January 1, 2018	89,000	$4.41
Granted	—	—
Vested	(29,667)	4.41
Forfeited	—	—
Non-vested options, September 30, 2018	59,333	$4.41

The number of shares of Common Stock available for issuance under the P&F Industries, Inc. 2012 Stock Incentive Plan (the “2012 Plan”) as of September 30, 2018 was 79,437. At September 30, 2018, there were 184,253 options outstanding issued under the 2012 Plan and 49,500 options outstanding issued under the 2002 Stock Incentive Plan.

Restricted Stock

The Company, in May 2018, granted 1,250 restricted shares of its Common Stock to each non-employee member of its Board of Directors, totaling 6,250 restricted shares. The Company determined that the fair value of these shares was $8.43 per share, which was the closing price of the Company’s Common Stock on the date of the grant. These shares cannot be traded earlier than the first anniversary of the grant date. The Company will ratably amortize the total non-cash compensation expense of approximately $53,000, which is included in its selling, general and administrative expenses through May 2019.

The Company, in May 2017, granted 1,000 restricted shares of its common stock to each non-employee member of its Board of Directors, totaling 5,000 restricted shares. The Company determined that the fair value of these shares was $6.17 per share, which was the closing price of the Company’s Common Stock on the date of the grant. These shares could not have been traded earlier than the first anniversary of the grant date. The Company ratably amortized the total non-cash compensation expense of approximately $30,000 which was included in its selling, general and administrative expenses.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 – EQUITY – (Continued)

Treasury Stock

On August 9, 2017, the Company’s Board of Directors authorized the Company to repurchase up to 100,000 shares of its common stock over a period of up to twelve months (the “2017 Repurchase Program”). On August 24, 2017, the Company announced that, pursuant to the 2017 Repurchase Program, it had adopted a written trading plan in accordance with the guidelines specified under Rule 10b5-1 under the Securities Exchange Act of 1934. A plan under Rule 10b5-1 allows the Company to repurchase shares at times when it might otherwise be prevented from doing so by securities laws or because of self-imposed trading blackout periods. Repurchases made under the plan are subject to the SEC’s regulations, as well as certain price, market, volume, and timing constraints specified in the plan. Under the 2017 Repurchase Program, the Company repurchased 94,600 shares of its common stock at an aggregate cost of approximately $753,000.

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

On September 12, 2018, the Company’s Board of Directors authorized the Company to repurchase up to 100,000 additional shares of the Company’s common stock (the “2018 Repurchase Program”) from time to time over the next twelve months through a 10b5-1 trading plan, and potentially through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. On September 14, 2018, the Company announced that, pursuant to the 2018 Repurchase Program, it had adopted a written trading plan in accordance with the guidelines specified under Rule 10b5-1 under the Securities Exchange Act of 1934. Repurchases made under the plan, that commenced on September 17, 2018, are subject to the SEC’s regulations, as well as certain price, market, volume, and timing constraints specified in the plan. Since repurchases under the plan are subject to certain constraints, there is no guarantee as to the exact number of shares that will be repurchased under the plan. The actual timing, number and value of shares repurchased under the program will depend on a number of factors, including the constraints specified in the 10b5-1 trading plan, price, general business and market conditions, and alternative investment opportunities. Since the inception of the 2018 Repurchase Program through September 30, 2018, the Company repurchased 5,265 shares of its common stock at an aggregate cost of approximately $44,000.

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

As of September 30, 2018 and December 31, 2017, the carrying amounts reflected in the accompanying consolidated balance sheets for current assets and current liabilities approximated fair value due to the short-term nature of these accounts.

The fair value of the contingent consideration payable to the Jiffy Seller, of $936,000, included in other current liabilities as of September 30, 2018 was determined applying Level 3 inputs. The fair value of this contingent consideration is being adjusted quarterly.

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

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 6 – ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	September 30, 2018	December 31, 2017
Accounts receivable	$12,095,000	$10,199,000
Allowance for doubtful accounts, sales discounts and chargebacks	(394,000)	(152,000)
	$11,701,000	$10,047,000

Florida Pneumatic agreed to contribute $1,000,000 to The Home Depot (“THD”). This contribution is consideration payable to a customer. This contribution will be in the form of deductions taken by THD from its remittances to the Company. We anticipate that these deductions will occur during the fourth quarter of 2018. Accordingly, accounts receivable is reduced to reflect the $1 million contribution to THD. As this contribution will benefit future periods, a portion is accounted for as Prepaid expenses and other current assets, with the balance in Other assets. This contribution is being amortized over a four year period, which approximates historical time-frames for similar contributions beginning August 2018, the period in which the Company shipped a new line of products to THD.

NOTE 7 – INVENTORIES

Inventories consist of:

	September 30, 2018	December 31, 2017
Raw material	$2,066,000	$1,871,000
Work in process	2,106,000	1,556,000
Finished goods	16,068,000	16,230,000
	$20,240,000	$19,657,000

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

Balance, January 1, 2018	$4,447,000
Currency translation adjustment	(7,000)
Balance, September 30, 2018	$4,440,000

Other intangible assets were as follows:

	September 30, 2018			December 31, 2017
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships (1)	$6,827,000	$1,994,000	$4,833,000	$6,836,000	$1,570,000	$5,266,000
Trademarks and trade names (1)	2,316,000	—	2,316,000	2,329,000	—	2,329,000
Trademarks and trade names	200,000	29,000	171,000	200,000	19,000	181,000
Engineering drawings	330,000	195,000	135,000	330,000	175,000	155,000
Non-compete agreements (1)	235,000	224,000	11,000	239,000	210,000	29,000
Patents	1,405,000	887,000	518,000	1,405,000	832,000	573,000
Totals	$11,313,000	$3,329,000	$7,984,000	$11,339,000	$2,806,000	$8,533,000

(1)	A portion of these intangibles are maintained in a foreign currency, and are therefore subject to foreign exchange rate fluctuations.

Amortization expense of intangible assets subject to amortization was as follows:

Three months ended September 30,		Nine months ended September 30,
2018	2017	2018	2017
$172,000	$181,000	$531,000	$620,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS – (Continued)

 The weighted average amortization period for intangible assets was as follows:

	September 30, 2018	December 31, 2017
Customer relationships	9.5	10.1
Trademarks and trade names	12.8	13.5
Engineering drawings	7.8	8.1
Non-compete agreements	2.5	1.8
Patents	8.2	8.8

Amortization expense for each of the next five years and thereafter is estimated to be as follows:

2019	$686,000
2020	652,000
2021	637,000
2022	635,000
2023	635,000
Thereafter	2,423,000
$5,668,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 9 – DEBT

In October 2010, the Company entered into a Loan and Security Agreement (“Credit Agreement”) with an affiliate of Capital One, National Association (“Capital One” or the “Bank”). The Credit Agreement, as amended from time to time, among other things, provides the ability to borrow funds under a Revolver arrangement. Revolver borrowings are secured by the Company’s accounts receivable, inventory, equipment and real property. Additionally, there is a $1,600,000 line available for capital expenditures (“Capex line”). The Credit Agreement includes a $100,000 Term Loan, as defined in the Credit Agreement. This Term Loan remains in place to enable the Company and Capital One to facilitate future term loan borrowings more efficiently and in a less costly manner. P&F and certain of its subsidiaries are borrowers under the Credit Agreement, and their obligations are cross-guaranteed by certain other subsidiaries. The Credit Agreement expires in February 2019, unless extended by the parties.

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

The Company provides Capital One monthly financial statements, borrowing base certificates and certificates of compliance with various financial covenants. Should an event of default occur the interest rate would increase by two percent per annum during the period of default, in addition to other remedies provided to Capital One.

SHORT–TERM BORROWINGS

Short-term borrowings can be at either LIBOR or at the Base Rate, or a combination of the two, plus the Applicable Margins. At September 30, 2018 and December 31, 2017, the Company’s short-term borrowings were $3,607,000 and $1,928,000, respectively. The Applicable LIBOR Margin at September 30, 2018 and December 31, 2017 was 1.50%, and the Applicable Base Rate Margin was 0.50% at both dates.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 9 – DEBT – (Continued)

TERM LOAN BORROWINGS

The Term Loan borrowings can be at either LIBOR or at the Base Rate, or a combination of the two, plus the Applicable Margins. LIBOR borrowings at September 30, 2018 and December 31, 2017 were 1.50%. The Applicable Margin for borrowings at the Base Rate for the same timeframes was 0.50%. At September 30 2018, the Company had a $100,000 Term Loan, which is included in Current maturities of long-term debt on the consolidated balance sheet. At December 31, 2017, this obligation was included in Long-term debt, less current maturities on the consolidated balance sheet. At both September 30, 2018 and December 31, 2017 this Term Loan was at LIBOR plus the Applicable Margin.

In April 2018, the Company borrowed $400,000 against the Capex line. This borrowing is to be repaid in equal principle installments of approximately $6,700, payable monthly, with the balance due in February 2019, unless the Credit Agreement is renewed or extended by the parties. $300,000 of this borrowing is at LIBOR plus Applicable Margin, with the balance of $100,000 at the Base Rate, or prime rate plus Applicable Margin. The Applicable Margin added to the all Base Rate, and LIBOR borrowings were 1.50% and 0.50%, respectively. At September 30, 2018, the balance due on the Capex loan was $373,000. While the Company intends to renew or extend the Credit Agreement currently in place, this obligation at September 30, 2018, is included in Current maturities of long-term debt on its consolidated balance sheet.

The Company’s Term loan borrowings are:

	September 30, 2018	December 31, 2017
Term Loan	$100,000	$100,000
Capex borrowing	373,000	—
Debt issue costs	(2,000)	(6,000)
	471,000	94,000
Less current maturities	471,000	—
	$—	$94,000

NOTE 10 – DIVIDEND PAYMENTS

On August 9, 2018, the Company’s Board of Directors, in accordance with its dividend policy, declared a quarterly cash dividend of $0.05 per common share, which was paid on August 24, 2018, to shareholders of record at the close of business on August 20, 2018. The total amount of this dividend payment was approximately $185,000. During the nine-month period ended September 30, 2018, the Company paid approximately $544,000 in dividend payments.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of P&F Industries, Inc. and subsidiaries (“P&F”, or the “Company”). P&F and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission (“SEC”) and in its reports to shareholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “would,” “could,” “should,” and their opposites and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. Any forward-looking statements contained herein, including those related to the Company’s future performance, are based upon the Company’s historical performance and on current plans, estimates and expectations. All forward-looking statements involve risks and uncertainties. These risks and uncertainties could cause the Company’s actual results for all or part the 2018 fiscal year and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company for a number of reasons including, but not limited to:

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

and those other risks and uncertainties described in its Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”), its Quarterly Reports on Form 10-Q, and its other reports and statements filed by the Company with the SEC. Forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise. The Company cautions you against relying on any of these forward-looking statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

OUR BUSINESS

P&F and each of its subsidiaries are herein referred to collectively as the “Company.” In addition, the words “we”, “our” and “us” refer to the Company. We conduct our business through a wholly-owned subsidiary, Continental Tool Group, Inc. (“Continental”), which in turn operates through its wholly-owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”, or “FP”) and Hy-Tech Machine, Inc. (“Hy-Tech”). Exhaust Technologies Inc. (“ETI”) and Universal Air Tool Company Limited (“UAT”) are wholly-owned subsidiaries of Florida Pneumatic. Effective April 5, 2017, we purchased substantially all of the operating assets, and assumed certain liabilities of Jiffy Air Tool, Inc., (“Jiffy”) through a wholly-owned subsidiary of Florida Pneumatic. See Note 2 to our consolidated financial statements for further discussion. The business of Air Tool Service Company (“ATSCO”) operates through a wholly-owned subsidiary of Hy-Tech.

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

As the result of recently imposed tariffs, specifically those imposed on products imported from China, we now must consider tariffs as a key economic measure. The Office of the US Trade Representative (“USTR”) released a list of China-manufactured products that are subject to tariffs of 25%, effective July 6, 2018. A portion of products imported by Florida Pneumatic for its Retail customers is now subject to this tariff.

On September 18, 2018, the USTR announced a second list of Chinese imports that will be subject to additional tariffs.  In accordance with the direction of President Trump, the additional tariffs on this group of products will initially be 10 percent commencing September 24, 2018. This announcement further stated that effective January 1, 2019; the level of the additional tariffs could increase to 25 percent. A significant portion of products imported by Florida Pneumatic for our Retail customers are subject to these tariffs.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

OVERVIEW

Key factors or events impacting our third quarter 2018 results of operations were:

●	Consolidated net revenue increased 11.9%, compared to third quarter 2017;

●	Consolidated gross margin improved 2.0 percentage points, with Hy-Tech improving 5.6 percentage points;

●	Florida Pneumatic ships the new Home Depot line causing Retail revenue to increase 21.7% despite no Sears’ revenue;

●	Third quarter 2018 Income before income taxes improves to $767,000, from $171,000 in the third quarter 2017.

RESULTS OF OPERATIONS

Unless otherwise discussed below or elsewhere in the Management’s Discussion and Analysis, we believe that our relationships with our key customers and suppliers remain satisfactory.

We determined that, based on a number of factors including Sears’ continuing financial difficulties, the sale of the Craftsman brand by Sears to Stanley Black & Decker and our level of working capital exposure in relation to our return on that investment pertaining to Sears, it was in our best interest not to renew a supply agreement between us and Sears, effective September 30, 2017. As a result, the comparative results discussed below reflect sales attributable to shipments to Sears during the three and nine-month periods ended September 30, 2017, whereas there were no shipments to Sears in 2018.

In December of 2017, Florida Pneumatic and The Home Depot (“THD”) agreed to launch an improved line of pneumatic tools to replace the offering at that time. Gross margin for the new product line is projected to be approximately 2% less than recent historic levels. In an effort to assist THD and help promote the roll out of the new products, Florida Pneumatic has agreed to contribute $1,000,000 to THD. We believe this will be contributed some time during the remainder of 2018. This contribution is being ratably amortized over a four year period commencing August 2018, and will be tested for impairment during said period.

We adopted ASC 606 effective January 1, 2018. The most significant impact of this adoption to our results of operations was that beginning January 1, 2018 we now classify certain expenses as deductions against gross revenue, that prior to the adoption, were accounted for as a selling expense. The adoption of ASC 606 reduced our revenue, gross profit and selling expenses approximately $321,000 and $779,000, respectively, for the three and nine-month periods ended September 30, 2018.

We believe that over time several newer technologies and features will have a greater impact on the market for the Company’s traditional pneumatic tool offerings. This evolution has been felt initially by the advent of some cordless operated hand tools in the automotive aftermarket. We are currently evaluating the development of more advanced technologies in our tool platforms.

There was a 25 percent tariff imposed on certain Chinese-made products that we sell to our Retail customers effective July 6, 2018. We were able to pass through most of the additional costs of this tariff. Further, the Office of the United States Trade Representative (“USTR”) announced that effective September 24, 2018, a new group of Chinese–made products are subject to an additional 10% tariff. The USTR stated that starting January 1, 2019, the level of the additional tariffs on this second group of products will increase to 25 percent. Both tariffs increase the costs of many of the products we sell to our Retail customers.

We are currently in discussion with our Retail customers to determine how to resolve the additional costs incurred resulting from the September 24, 2018 tariff. There is no guarantee that we will be able to pass through these newer tariffs. Should we be unable to pass through such additional costs, our gross margin on these products will be severely impacted, or cause us to terminate certain customer relationships.

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

The tables below provide an analysis of our net revenue for the three and nine-month periods ended September 30, 2018 and 2017.

	Three months ended September 30,
			Increase
	2018	2017	$	%
Florida Pneumatic	$14,035,000	$12,295,000	$1,740,000	14.2%
Hy-Tech	3,627,000	3,487,000	140,000	4.0

Consolidated	$17,662,000	$15,782,000	$1,880,000	11.9%

	Nine months ended September 30,
			Increase
	2018	2017	$	%

Florida Pneumatic	$38,770,000	$34,936,000	$3,834,000	11.0%
Hy-Tech	10,822,000	9,421,000	1,401,000	14.9

Consolidated	$49,592,000	$44,357,000	$5,235,000	11.8%

Florida Pneumatic

FP markets its air tool products to four primary sectors within the pneumatic tool market; Retail, Automotive, Aerospace and Industrial/catalog. It also generates revenue from its Berkley products line, as well as a line of air filters and other OEM parts (“Other”).

	Three months ended September 30,
	2018		2017		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Retail customers	$6,343,000	45.2%	$5,212,000	42.4%	$1,131,000	21.7%
Automotive	2,930,000	20.9	3,021,000	24.6	(91,000)	(3.0)
Industrial/catalog	1,592,000	11.3	1,228,000	10.0	364,000	29.6
Aerospace	3,015,000	21.5	2,564,000	20.8	451,000	17.6
Other	155,000	1.1	270,000	2.2	(115,000)	(42.6)
Total	$14,035,000	100.0%	$12,295,000	100.0%	$1,740,000	14.2%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - (Continued)

Florida Pneumatic

	Nine months ended September 30,
	2018		2017		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Retail customers	$14,649,000	37.8%	$15,976,000	45.7%	$(1,327,000)	(8.3)%
Automotive	10,640,000	27.4	10,024,000	28.7	616,000	6.1
Industrial/catalog	4,718,000	12.2	3,812,000	10.9	906,000	23.8
Aerospace	8,229,000	21.2	4,426,000	12.7	3,803,000	85.9
Other	534,000	1.4	698,000	2.0	(164,000)	(23.5)
Total	$38,770,000	100.0%	$34,936,000	100.0%	$3,834,000	11.0%

FP’s third quarter 2018 Retail revenue increased 21.7% over the same period in 2017 despite the loss of Sears’ revenue, which during the third quarter of 2017 was approximately $1.2 million. This improvement was due to FP shipping the roll-out of THD new, refreshed line of pneumatic tools and accessories. However, as is common with the roll-out of new lines, we believe it is likely that our fourth quarter of 2018 may be slightly less than the fourth quarter of 2017, as both THD stores and their distribution centers will be well stocked and may not require as much replenishment. The slight decline in Automotive revenue this quarter, compared to the same three-month period in 2017 was due primarily to a decrease in consumer product demand for our AIRCAT tools sold through a major on-line distributor, and to a lesser degree, a decline in revenue from our UAT division headquartered in the United Kingdom. The significant improvement in FP’s Industrial/catalog revenue was driven primarily by greater demand of product in all sectors. The Jiffy acquisition in April 2017 enabled us to approach the aerospace sector with a much stronger brand and breadth of products. As the Jiffy management team continues to improve manufacturing, output revenue this quarter increased 19.3% greater than the same period one year ago. As FP continues to focus on its main product lines, its Other products revenue has declined. It is likely this trend will continue.

FP’s nine-month comparisons reflect similar results to those of the third quarter. Specifically, its Retail revenue for the nine-month period ended September 30, 2018 is down only $1.3 million, even with the loss of Sears’ revenue of approximately $3.4 million. For the first nine months of 2018 our Automotive revenue increased over the same period in 2017 by 6.1%, due primarily to consumer demand for our AIRCAT tools. On a year-to-date basis FP’s Industrial/catalog revenue has increased 23.8% of the same period a year ago. This improvement is due to expanded market penetration and greater product acceptance throughout all sectors. Lastly, for the nine-month period ended September 30, 2018 Jiffy’s monthly average revenue is approximately $876,000, compared to $680,000, which was Jiffy’s monthly average revenue for the six-month period of April 5, 2017 (the acquisition date) through September 30, 2017. This improved performance is due primarily to enhanced manufacturing processes and overall improved production efficiencies.

Hy-Tech

Hy-Tech designs, manufactures and sells a wide range of industrial products under the brands (ATP, ATSCO, OZAT and NUMATX), as well as private label brands (OEM). These products include heavy duty air tools and air motors, industrial grinders, impact sockets, hydro-pneumatic riveters and other air powered systems. All of these products are categorized as ATP for reporting purposes. Hy-Tech’s other product lines, Thaxton and Quality Gear, are reported with its general machining business as “Other” below.

	Three months ended September 30,
	2018		2017		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
ATP	$3,318,000	91.5%	$3,092,000	88.7%	$226,000	7.3%
Other	309,000	8.5	395,000	11.3	(86,000)	(21.8)
Total	$3,627,000	100.0%	$3,487,000	100.0%	$140,000	4.0%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - (Continued)

Hy-Tech

	Nine months ended September 30,
	2018		2017		Increase
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
ATP	$9,777,000	90.3%	$8,386,000	89.0%	$1,391,000	16.6%
Other	1,045,000	9.7	1,035,000	11.0	10,000	1.0
Total	$10,822,000	100.0%	$9,421,000	100.0%	$1,401,000	14.9%

The 7.3% increase in ATP revenue this quarter compared to the same period in 2017 is due primarily to growth in our “Engineered Solutions” initiative. This program pursues alternate markets where Hy-Tech can exploit its engineering and manufacturing expertise, and develop different applications for its tools, motors and accessories. Revenue from this offering improved 163% over the same period in 2017. Further, new orders continue to increase. Open orders for the Engineered Solutions program at September 30, 2018 were $1.8 million, nearly doubling the level at June 30, 2018, and more than $1 million greater than the level at September 30, 2017. During the three-month period ended September 30, 2018, revenue from a large ATSCO customer declined, yet revenue on a year to date basis, compared to the nine-month period ended September 30, 2017, is more than $700,000 greater. This quarterly decline was partially offset by an increase in revenue from the higher gross margin NUMATX product offering. However, as Hy-Tech’s Engineered Solutions and NUMATX lines continue to expand, Hy-Tech’s Other, lower gross margin revenue declined this quarter, compared to the third quarter 2017. We believe it is likely that Hy-Tech’s Other revenue will continue to decline, as it focuses on the more profitable product offerings.

The primary component contributing to the improvement in Hy-Tech’s nine-month 2018 revenue, compared to the same period in 2017, was increased shipments to a large ATSCO customer, with shipments to this customer increasing 39%. Additionally, nine-month revenue from Hy-Tech’s Engineered Solutions has improved 67%, when compared to the same period in 2017. Its NUMATX product offering is beginning to gain momentum as well. As a result of the above, ATP grew by 16.6%.

Gross profit / margin

	Three months ended September 30,				Increase
	2018		2017		Amount		%
Florida Pneumatic	$5,351,000		$4,579,000		$772,000		16.9%
As percent of respective revenue		38.1%		37.2%	0.9	% pts
Hy-Tech	$1,247,000		$1,005,000		$242,000		24.1
As percent of respective revenue		34.4%		28.8%	5.6	% pts
Total	$6,598,000		$5,584,000		$1,014,000		18.2%
As percent of respective revenue		37.4%		35.4%	2.0	% pts

	Nine months ended September 30,				Increase (decrease)
	2018		2017		Amount		%
Florida Pneumatic	$14,066,000		$13,116,000		$950,000		7.2%
As percent of respective revenue		36.3%		37.5%	(1.2	)% pts
Hy-Tech	$3,831,000		$2,864,000		$967,000		33.8
As percent of respective revenue		35.4%		30.4%	5.0	% pts
Total	$17,897,000		$15,980,000		$1,917,000		12.0%
As percent of respective revenue		36.1%		36.0%	0.1	% pts

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - (Continued)

As discussed earlier in this Management’s Discussion and Analysis, we adopted ASC 606. This adoption reduced net revenue this quarter by $321,000, thus resulting in a similar reduction to gross profit, thus lowering FP’s quarterly gross margin by 2.3 percentage points. Despite this reduction, FP’s gross margin for the three-month period ended September 30, 2018, increased 0.9 percentage points, compared to the same period in 2017. Several factors drove the improvement in FP’s third quarter 2018 gross margin, compared to the same period in 2017. Some of which were product mix, improved overhead absorption, and favorable foreign exchange rates.

When comparing the third quarter of 2018 to the same period in the prior year, Hy-Tech improved its overall gross margin by 5.6 percentage points, due primarily to: (a) greater absorption of its manufacturing overhead costs, driven by greater through-put at its facility; (b) product mix, (c) price increases on certain product lines, and (d) Hy-Tech has also been able to reduce its obsolete and slow moving inventory charges, compared to the same period a year ago.

FP’s gross margin for the nine-month period ended September 30, 2018, was impacted by several factors, the most significant of which was the adoption of ASC 606 that negatively affected its gross profit by $779,000, effectively lowering year to date gross margin by 2.0 percentage points. Promotional discounts offered on its AIRCAT line earlier this year also negatively affected FP’s year to date gross margin. Improved absorption, product mix, and, to a lesser degree, foreign exchange helped to reduce the negative factors.

Hy-Tech’s improved gross margin reported for the nine-month period ended September 30, 2018, compared to the same period in 2017, continues to be driven by greater absorption of its manufacturing overhead costs, better product mix, and price increases. Further, when comparing the nine–month periods, ended September 30, 2018 and 2017, Hy-Tech has been able to better manage and control quantity levels thus reducing its obsolete and slow-moving inventory charges.

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

During the third quarter of 2018, our SG&A was $5,737,000, compared to $5,352,000 for the same three-month period in 2017. As the result of the adoption of the new revenue recognition standard ASC 606, discussed above, we now classify certain expenses totaling $321,000 incurred during the three-month period ended September 30, 2018, as reductions against gross revenue that, prior to the adoption, were accounted for as SG&A. These same expenses during the third quarter of 2017 aggregated to $224,000. Other significant components to the net change include: (i) an increase in compensation expenses of $315,000, which is comprised of base salaries and wages, accrued performance-based bonus incentives, associated payroll taxes and employee benefits; (ii) an increase in variable expenses, such as commissions, freight out, travel, advertising and promotion expenses of $384,000; and (iii) a decrease in professional fees and services of $68,000.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - (Continued)

Selling, general and administrative expenses – (Continued)

Our SG&A for the nine-month period ended September 30, 2018 was $16,366,000, compared to $15,765,000 for the same period in 2017. The most significant item contributing to the net increase of $601,000 is additional operating expenses incurred at Jiffy during the first quarter of 2018 of $581,000, whereas there were no Jiffy SG&A expenses during the first quarter of 2017. As a result of the adoption of the new revenue recognition standards, we now are required to classify as adjustments to net revenue, certain expenses, which aggregated approximately $779,000 during the nine-month period ended September 30, 2018 that prior to the adoption were accounted for as SG&A during the same period in 2017. These same expenses during the nine-months ended September 30, 2017 aggregated to $645,000. Other significant non-Jiffy components include: (i) an increase in compensation expenses of $459,000, which is comprised of base salaries and wages, accrued performance-based bonus incentives, associated payroll taxes and employee benefits; (ii) increases in variable expenses of $525,000 due primarily to lower Retail revenue; (iii) reductions in professional fees of $439,000, which related to the Jiffy Acquisition; (iv) increases in our stock-based compensation of $147,000, and (v) lower depreciation and amortization expenses of $101,000.

Other expense (income)

Other expense (income) of $28,000 and $85,000, respectively, for the three and nine-month periods ended September 30, 2018, represents the adjustment of the fair value of the contingent consideration obligation to the Jiffy Seller as discussed in Note 2 to our consolidated financial statements. The three-month period ended September 30, 2017 amount of $11,000 was an adjustment to the fair value of the contingent consideration obligation to the Jiffy Seller. Other income of $13,000 for the nine-month periods ended September 30, 2017 is due to the receipt of the balance of escrowed funds related to the sale in November 2016 of the real property located in Tampa, Florida offset by the fair value adjustment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

RESULTS OF OPERATIONS - (Continued)

Interest

	Three months ended September 30,		Increase
	2018	2017	Amount	%
Interest expense attributable to:
Short-term borrowings	$40,000	$32,000	$(8,000)	(25.0)%
Term loans, including Capex Term Loans	5,000	1,000	(4,000)	(400.0)
Amortization expense of debt issue costs	21,000	17,000	(4,000)	(23.5)

Total	$66,000	$50,000	$(16,000)	(32.0)%

	Nine months ended September 30,		(Increase) decrease
	2018	2017	Amount	%
Interest expense attributable to:
Short-term borrowings	$77,000	$80,000	$3,000	3.8%
Term loans, including Capex Term Loans	10,000	2,000	(8,000)	(400.0)
Amortization expense of debt issue costs	71,000	42,000	(29,000)	(69.0)

Total	$158,000	$124,000	$(34,000)	(27.4)%

The interest expense on our short-term borrowing increased this quarter compared to the same period in the prior year due to slightly higher average interest rates and higher average borrowing. At September 30, 2017, our short term borrowing payable to the Bank was $2,334,000, whereas at September 30, 2018 the short term borrowing balance is $3,607,000. Interest on Term loans increased as the result of the creation of a new Capital expenditure loan. The increase in amortization of debt issue costs is due to the expenses incurred with the amendment to our Loan and Security Agreement (“Credit Agreement”) in April 2017 that related to the Jiffy acquisition.

Our average balance of short-term borrowings during the three and nine-month periods ended September 30, 2018 was $4,060,000 and $2,834,000, respectively, compared to $3,635,000 and $3,263,000, respectively, during the same three and nine-month periods in 2017.

Income taxes

At the end of each interim reporting period, we estimate our effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis, and may change in subsequent interim periods. Accordingly, our effective tax rate for the three and nine-month periods ended September 30, 2018 was 29.5% and 29.3%, respectively, compared to 97.1% and 136.5%, respectively, for the same three and nine-month periods in 2017. The effective tax rates for both periods were affected primarily by state taxes, non-deductible expenses and foreign tax rate differentials.

In addition to those items mentioned above that affected our effective tax rates was the Tax Cuts and Jobs Act (the “Act”) which was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries previously deferred from tax, generally eliminates U.S federal income taxes on dividends from foreign subsidiaries and creates a new provision designed to tax global intangible low-taxed income (“GILTI”). Also on December 22, 2017, the Staff of the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides for a measurement period of up to one year from the enactment for companies to complete their accounting for the Act. We are applying the guidance in SAB 118 when accounting for the enactment-date effects of the Act.

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

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	September 30, 2018	December 31, 2017
Working Capital	$23,425,000	$24,278,000
Current Ratio	3.03 to 1	4.08 to 1
Shareholders’ Equity	$46,638,000	$46,013,000

Credit facility

In October 2010, we entered into a Loan and Security Agreement (“Credit Agreement”) with an affiliate of Capital One, National Association (“Capital One” or the “Bank”). The Credit Agreement, as amended, among other things, provides the ability to borrow funds under a Revolver arrangement. Revolver borrowings are secured by the Company’s accounts receivable, inventory, equipment and real property. Additionally, there is a $1,600,000 line available for capital expenditures (“Capex line”). The Credit Agreement also includes a Term Loan, (the “Term Loan”) as defined in the Credit Agreement. This Term Loan remains in place to enable the Company and Capital One to facilitate future term loan borrowings more efficiently and less costly, should a need arise. P&F and certain of its subsidiaries are borrowers under the Credit Agreement, and their obligations are cross-guaranteed by certain other subsidiaries. The Credit Agreement expires in February 2019. We believe that we will enter into a new credit agreement with Capital One or another financial institution prior to such expiration date.

At our option, Revolver borrowings bear interest at either LIBOR (“London InterBank Offered Rate”) or the Base Rate, as the term is defined in the Credit Agreement, plus an Applicable Margin, as defined in the Credit Agreement. We are subject to limitations on the number of LIBOR borrowings.

Contemporaneously with the acquisition of the Jiffy business discussed in Note 2 to the consolidated financial statements, we entered into a Second Amended and Restated Loan and Security Agreement, (the “2017 Agreement”), with Capital One. The 2017 Agreement, among other things, amended the Credit Agreement by: (1) increasing the maximum amount we can borrow under the Revolver Commitment (as defined) to $16,000,000, subject to certain borrowing base criteria, and (2) modifying certain borrowing base criteria as well as financial and other covenants. We incurred approximately $84,000 of debt issue costs in connection with the 2017 Agreement.

Term Loan and Capex borrowings can be at either LIBOR or at the Base Rate, or a combination of the two, plus the Applicable Margins. Applicable Margins for LIBOR borrowings at September 30, 2018, and December 31, 2017 were 1.50%. The Applicable Margin added to the Base Rate borrowings for the same timeframes was 0.50%. At September 30 2018, we had a $100,000 Term Loan borrowing which is included in Current maturities of long-term debt on the consolidated balance sheet. At both September 30, 2018 and December 31, 2017 this Term Loan was at LIBOR plus the Applicable Margin.

In April 2018, we borrowed $400,000 against the Capex line. This borrowing is to be repaid in equal principle installments of approximately $6,700 payable monthly, with the balance due in February 2019, unless the Credit Agreement is extended by the parties. $300,000 of this borrowing is at LIBOR plus Applicable Margin, with the balance of $100,000 at the Base Rate, or prime rate plus Applicable Margin. The Applicable Margin added to the all Base Rate, and LIBOR borrowings were 1.50% and 0.50%, respectively. At September 30, 2018, the balance due on the Capex loan was $373,000. While we intend to renew the Credit Agreement currently in place, this obligation at September 30, 2018, is included in Current maturities of long-term debt on our consolidated balance sheet.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

LIQUIDITY AND CAPITAL RESOURCES - Continued

 We provide Capital One with monthly financial statements, borrowing base certificates and certificates of compliance with various financial covenants. Should an event of default occur the interest rate on all borrowings would increase by two percent per annum during the period of default, in addition to other remedies provided to Capital One.

We believe that should a need arise for us to borrow funds in excess of the Revolver and Term loans currently available to us under the terms of the Credit Agreement, we believe we would be able to secure additional funds based on the value of our real property or other assets from our Bank or other sources.

Cash flows

During the nine-month period ended September 30, 2018, our net cash increased to $1,729,000 from $1,241,000 at December 31, 2017.   Our total bank debt at September 30, 2018 was $4,080,000 and $2,028,000 at December 31, 2017. The total debt to total book capitalization (total debt divided by total debt plus equity); at September 30, 2018 was 8.0% and at December 31, 2017 was 4.2%.

During the nine-month period ended September 30, 2018, we received approximately $737,000 from the exercise of stock options.

In February, May and August 2018, our Board of Directors declared quarterly cash dividends of $0.05 per share of our common stock, which were paid in March, May and August 2018, respectively. The total dividends paid during the nine-month period ended September 30, 2018 were $544,000. We intend to maintain the dividend policy; however, the declaration of dividends under this policy going forward is dependent upon our financial condition, results of operations, capital requirements and other factors deemed relevant by our Board of Directors.

On August 9, 2017, our Board of Directors authorized us to repurchase up to 100,000 shares of our common stock over a period of up to twelve months. (See Note 4 to our consolidated financial statements.) During the three and nine month periods ended September 30, 2018, we repurchased approximately 14,000 and 48,000 shares, respectively, at a cost of approximately $115,000 and $395,000, respectively.

In June 2018, unrelated to the 2017 Repurchase Program, we purchased 18,140 shares of our common stock at a total cost of $150,000 in a privately negotiated transaction. The purchase price per share was equal to five percent below the average of the closing price of its common stock for the three days prior to the transaction.

 In September 2018, the Company’s Board of Directors authorized us to repurchase up to 100,000 shares of our common stock (the “2018 Repurchase Program”). Since inception of the 2018 Repurchase Program, we repurchased approximately 5,265 shares of our common stock, the cost of which was approximately $44,000. See Note 4 to our consolidated financial statements for further information.

During the nine-month period ended September 30, 2018, we used $1,757,000 for capital expenditures, compared to $444,000 during the same period in the prior year.  Capital expenditures for the balance of 2018 are expected to be approximately $360,000, some of which may be financed through our credit facilities with Capital One, or financed through independent third party financial institutions. The remaining 2018 capital expenditures will likely be for machinery and equipment, tooling and computer hardware and software.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

LIQUIDITY AND CAPITAL RESOURCES - Continued

  Customer concentration

At September 30, 2018 and December 31, 2017, accounts receivable from The Home Depot was 42.3% and 31.0%, respectively, of our total accounts receivable. Additionally, revenue from The Home Depot during the three and nine-month periods ended September 30, 2018 was 35.1% and 28.1%. For the same three and nine-month periods in 2017 The Home Depot revenue accounted for 23.6% and 27.6%, respectively. We believe the loss of The Home Depot would negatively impact our financial condition, but would not affect our ability to remain a going concern.

As previously mentioned, we elected not to renew an agreement with Sears, which expired September 30, 2017.

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

The SEC has recently issued a final rule (“Rule”) that amends certain of their disclosure requirements that have become redundant, duplicative, overlapping, outdated, or superseded, in light of other SEC disclosure requirements, or changes in the information environment. A financial reporting implication of the Rule addresses interim disclosure changes in stockholders’ equity and non-controlling interests.

Under the requirements in SEC Regulation S-X, Rules 8-03(a)(5) and 10-01(a)(7), as amended by the Rule, registrants must now analyze changes in stockholders’ equity, in the form of a reconciliation, for the current and comparative year-to-date interim periods, with subtotals for each interim period.

                The Rule is effective for all filings submitted on or after November 5, 2018. However, after issued guidance that provides some relief to registrants that file Form 10-Q shortly after the Rule’s effective date. It clarifies that the SEC Staff would not object if a filer’s first presentation of changes in shareholders’ equity is included in its Form 10-Q for the quarter that begins after the final rule’s November 5, 2018, effective date given that date’s close proximity to the filing date for most filers’ quarterly reports.

Other than the aforementioned, we do not believe that any other recently issued, but not yet effective accounting standard, if adopted, will have a material effect on our consolidated financial statements.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated, as of September 30, 2018, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of September 30, 2018, the Company’s management, including its CEO and CFO, concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, identified in connection with the evaluation required by Exchange Act Rule 13a-15(d), that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to the legal proceedings disclosure described in our 2017 Form 10-K.

Item 1A.	Risk Factors

There were no material changes to the risk factors previously disclosed in our 2017 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

				Maximum
			Total Number	Number
			of Shares	of shares
			Purchased as	that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased	Paid per Share	or Programs	or Programs

July 1, 2018 – July 31, 2018 (1)	8,876	$8.52	8,876	10,096
August 1, 2018 – August 31, 2018 (1)	4,696	$8.42	4,696	5,400
September 1, 2018 – September 30, 2018 (2)	5,265	$8.35	5,265	94,735

(1)	On August 24, 2017, the Company announced that it had adopted a written trading plan for the purpose of repurchasing up to 100,000 shares of its common stock. This trading plan was adopted pursuant to an authorization of a stock repurchase program by the Company’s Board which was publicly announced on August 10, 2017. This trading plan expired on August 23, 2018.
(2)	On September 14, 2018, the Company publicly announced that the Company’s Board authorized a new stock repurchase program and the Company adopted a new written trading plan thereunder for the purchase of up to 100,000 shares. This stock repurchase program and trading plan are set to expire on September 16, 2019.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

See “Exhibit Index” immediately following the signature page.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P&F INDUSTRIES, INC.
(Registrant)

/s/ JOSEPH A. MOLINO, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: November 9, 2018	(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit

31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

32.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	* Interactive Data

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

