Form 10-K
period 2018-12-31
P&F INDUSTRIES INC
filed 2019-03-29
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

The aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant, based on the last sale price on June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $19,788,916. For purposes of this calculation, shares of Common Stock held by each executive officer and director have been excluded since those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 21, 2019, there were 3,177,560 shares of the registrant’s Class A Common Stock outstanding.

Documents Incorporated by Reference

Part III of this Annual Report on Form 10-K incorporates by reference information from the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2019.

P&F INDUSTRIES, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 made by or on behalf of P&F Industries, Inc. and subsidiaries (the “Company”). The Company and its representatives may, from time to time, make written or verbal forward looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission, such as this Annual Report on Form 10-K (“Report”), and in its reports to stockholders. Any statements made in the Report that is not historical or current facts may be deemed to be forward looking statements. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “would,” “could,” “should” and their opposites and similar expressions identify statements that constitute forward looking statements within the meaning of the Reform Act. Any forward-looking statements contained herein, including those related to the Company’s future performance, are based upon the Company’s historical performance and on current plans, estimates and expectations. Such forward looking statements are subject to various risks and uncertainties, including those risk factors described in Item 1A of Part I, “Risk Factors” of this Report, which may cause actual results to differ materially from the forward-looking statements. You are therefore cautioned against relying on any forward-looking statements. Forward looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I

ITEM 1.     Business

P&F is a Delaware corporation incorporated on April 19, 1963. The Company conducts its business through a wholly-owned subsidiary, Continental Tool Group, Inc. (“Continental”), which in turn operates through its wholly-owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”). Exhaust Technologies Inc. (“ETI”) and Universal Air Tool Company Limited (“UAT”) are wholly-owned subsidiaries of Florida Pneumatic. Effective April 5, 2017, the Company purchased substantially all of the operating assets, less certain payables of Jiffy Air Tool, Inc. (“Jiffy”) through a wholly-owned subsidiary of Florida Pneumatic. See Note 2 to our consolidated financial statements for further discussion. The business of Air Tool Service Company (“ATSCO”) operates through a wholly-owned subsidiary of Hy-Tech. On February 12, 2016, the Company sold an indirect wholly-owned subsidiary Nationwide Industries, Inc. (“NWI”) and then sold the real property used by NWI effective November 1, 2016.

Florida Pneumatic

 Florida Pneumatic imports and sells pneumatic hand tools, most of which are of its own design, primarily to the retail, industrial, automotive and aerospace markets. Its products include sanders, grinders, drills, saws and impact wrenches. These tools are similar in appearance and function to electric hand tools, but are powered by compressed air, rather than by electricity or battery. Air tools, as they are more commonly referred to, generally offer better performance and weigh less than their electrical counterparts. Florida Pneumatic imports approximately seventy-five types of pneumatic hand tools, most of which are sold at prices ranging from $50 to $1,000, under the names “Florida Pneumatic,” “Universal Tool”, “Jiffy Air Tool”, AIRCAT, NITROCAT, as well as under the trade names or trademarks of several private label customers. These products are sold to retailers, distributors, and private label customers through in-house sales personnel and manufacturers’ representatives. The AIRCAT and NITROCAT brands of pneumatic tools are sold primarily to the automotive service and repair market (“automotive market”). Users of Florida Pneumatics’ hand tools include industrial maintenance and production staffs, do-it-yourself mechanics, professional automobile mechanics and auto body personnel. Jiffy manufactures and distributes pneumatic tools and components primarily to aerospace manufacturers.

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

The primary competitive factors in the industrial and automotive pneumatic tool market are quality, breadth and availability of products, customer service, technical support, price and brand name awareness. The primary competitive factors in the retail pneumatic tool market are price, service and brand-name awareness. The primary competitive factors in the aerospace market are quality, technology and service levels. Florida Pneumatics’ are sold directly to the retailers, direct to customers and through distributors. Currently, there is minimal seasonality to Florida Pneumatics’ revenue.

Jiffy manufactures its own products in the United States. During 2018, Florida Pneumatic purchased approximately 35% of its pneumatic tools from China, 64% from Taiwan and 1% from Japan and Europe.  Florida Pneumatic performs final assembly on certain of its products at its factory in Jupiter, Florida.

Hy-Tech

Hy-Tech designs, manufactures and distributes industrial tools, systems, gearing, accessories and a wide variety of replacement parts under the brands ATP, Numatx, Thaxton, OZAT and Quality Gear.  Hy-Tech produces and sells heavy-duty pneumatic impact tools, grinders, air motors, hydro-pneumatic riveters, hydrostatic test plugs, impact sockets and custom gears, with prices ranging from $300 to $42,000.

Hy-Tech’s ”Engineered Solutions” products are sold direct to Original Equipment Manufacturers (OEM’s), and industrial branded products are sold through a broad network of specialized industrial distributors serving power generation, petrochemical, aerospace, construction, railroad, mining, ship building and fabricated metals. Hy-Tech works directly with their industrial customers, designing and manufacturing products from finished components to complete turnkey systems to be sold under their own brand names.

Nearly all of Hy-Tech brands are manufactured in the United States of America. Hy-Tech does distribute OZAT brand impact sockets, striking wrenches and accessories imported from Israel.

The sales of Hy-Tech products through various channel and direct customers are managed by both direct sales personnel and a network of specialized manufacturer representatives. Further, its products are sold as standard off-the-shelf and also produced to be sold for customer specific specifications.

The business is not seasonal but may be subject to periodic outage and maintenance schedules in refineries, power generation and chemical plants. The value proposition for Hy-Tech’s products are quality, technical expertise, availability, breadth of products, and customer service and technical support.

Hy-Tech sources its raw materials from various well-established suppliers throughout the United States. There are redundant sources for all materials.

Patents, Trademarks and Other Intellectual Property

The Company holds several patents, trademarks, and copyrights of various durations, and it believes that it holds or licenses all of the patent, trademark, copyright, and other intellectual property rights necessary to conduct its business. The Company relies upon patents, copyrights, trademarks, and trade secret laws to establish and maintain its proprietary rights in many of its products.  There can be no assurance that any of its patents, trademarks or other intellectual property rights will not be challenged, invalidated, or circumvented, or that any rights granted thereunder will provide competitive advantages to it. In addition, there can be no assurance that patents will be issued from pending patent applications filed by the Company, or that claims allowed on any future patents will be sufficiently broad to protect our technology or designs.  Further, the laws of some foreign countries may not permit the protection of our proprietary rights to the same extent as do the laws of the United States.

Customers

The Company is not dependent on any one customer. During 2018 and 2017 it had one customer, The Home Depot, that accounted for 26.5% and 27.1% of its revenue, respectively. Other than the aforementioned, in 2018 and 2017, the Company did not have any customer that accounted for more than ten percent of its consolidated revenue.

Employees

The Company employed 180 full-time employees as of December 31, 2018. At various times during the year our operating units may employ seasonal or part-time help, as necessary. None of the Company’s employees are represented by a union.

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

ITEM 1A.  Risk Factors

A wide range of factors could materially affect our performance. In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results elsewhere in this report, the following factors, among others, could adversely affect our business, including our results of operations or financial position:

•	Exposure to fluctuations in energy prices. Fluctuations in energy prices, including crude oil and gas prices, could negatively impact the activities of those of our customers involved in extracting, refining or exploring for crude oil and gas, resulting in a corresponding adverse effect on the demand for the products that they purchase from us. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of, and demand for, oil and gas, market uncertainty and a variety of other economic factors that are beyond our control. Worldwide economic, political and military events, including war, terrorist activity, events in the Middle East and initiatives by the Organization of the Petroleum Exporting Countries (OPEC), have contributed, and are likely to continue to contribute, to price and volume volatility. Such volatility could result in a material adverse effect on our business, results of operations or financial position.

•	Debt and debt service requirements. The amount of our debt from time to time could have important consequences. For example, it could: increase our vulnerability to general adverse economic and industry conditions; limit our ability to fund future capital expenditures, working capital and other general corporate requirements and limit our flexibility in planning for, or reacting to, changes in our business.

•	Borrowing and compliance with covenants under our credit facility. Our credit facility contains affirmative and negative covenants including financial covenants, and default provisions. A breach of any of these covenants could result in a default under our credit agreement. Upon the occurrence of an event of default under our current credit agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the lenders were to accelerate the repayment of borrowings, to the extent we have significant outstanding borrowings at said time, we may not have sufficient assets to repay our asset-based credit facility and our other indebtedness. Also, should there be an event of default, or a need to obtain waivers following an event of default, we may be subject to higher borrowing costs and/or more restrictive covenants in future periods. Further, the amount available for borrowing under our asset-based revolving loan facility is subject to a borrowing base, which is determined by taking into account, among other things, our accounts receivable, inventory and machinery and equipment. Fluctuations in our borrowing base impact our ability to borrow funds pursuant to the revolving loan facility.

•	Disruption in the global capital and credit markets. If global economic and financial market conditions deteriorate, it could have a material adverse effect on our financial condition and results of operations. In particular, lower consumer spending may result in reduced demand and orders for certain of our products, order cancellations, lower revenues, increased inventories, and lower gross margins. Further, if our customers experience difficulty obtaining financing in the capital and credit markets to purchase our products, this could result in further reduced orders for our products, order cancellations, inability of customers to timely meet their payment obligations to us, extended payment terms, higher accounts receivable, reduced cash flows, greater expense associated with collection efforts and increased bad debt expense; and a severe financial difficulty experienced by our customers may cause them to become insolvent or cease business operations.

•	The strength of the retail economy in the United States and abroad. Our business is subject to economic conditions in major markets in which we operate, including recession, inflation, deflation, general weakness in retail and industrial markets, as well as the exposure to liabilities under anti-corruption laws in various countries, such as the U.S. Foreign Corrupt Practices Act, currency instability, transportation delays or interruptions, sovereign debt uncertainties and difficulties in enforcement of contract and intellectual property rights, as well as natural disasters. The strength of such markets is a function of many factors beyond our control, including interest rates, employment levels, availability of credit and consumer confidence.

•	Risks associated with sourcing from overseas. We import finished goods and component parts. Any difficulty or inability on the part of manufacturers of our products or other participants in our supply chain in obtaining sufficient financing to purchase raw materials or to finance general working capital needs, or their inability to obtain raw materials due to shortages or other factors, may result in delays or non-delivery of shipments of our products. Additionally, material increases in raw material commodity prices could further adversely affect our results of operations and financial position. Our foreign suppliers may encounter interruption in their ability to continue to provide us with products on a short-term or long-term basis. Although we believe that there are redundant sources available and maintain multiple sources for most of our products, there may be costs and delays associated with securing such sources and there can be no assurance that such sources would provide the same quality of product at similar prices. Further, substantially all of our import operations are subject to customs’ requirements and to tariffs and quotas set by governments through mutual agreements, bilateral actions or, in some cases unilateral action. The countries in which our products and materials are manufactured or imported from, may from, time to time impose additional quotas, duties, tariffs or other restrictions on its imports or adversely modify existing restrictions. Furthermore, imported products and materials may be subject to future tariffs or other trade measures in the U.S. Adverse changes in these import costs and restrictions, or our suppliers’ failure to comply with customs regulations or similar laws could harm our business. Specifically, in 2018 the United States announced the implementation of new tariffs which include items imported by us from China. The implementation of additional tariffs, or increased amounts on current tariffs, on items imported by us from China or other countries could increase our costs and could result in lowering our gross margin on products sold, and could cause us to have to stop supplying certain customers.

•	Importation delays. Our ability to import products in a timely and cost-effective manner may also be affected by conditions at ports or issues that otherwise affect transportation and warehousing providers, such as port and shipping capacity, labor disputes, severe weather or increased homeland security requirements in the U.S. and other countries. These issues could delay importation of products or require us to locate alternative ports or warehousing providers to avoid disruption to customers. These alternatives may not be available on short notice or could result in higher transit costs, which could have an adverse impact on our business and financial condition.

•	Customer concentration. We have several key customers, one of which accounted for approximately 26.5% of our 2018 consolidated revenue and 32.6% of our consolidated accounts receivable. Loss of key customers or a material negative change in our relationships with our key customers could have a material adverse effect on our business, results of operations or financial position.

•	Adverse changes in currency exchange rates. A majority of our products are manufactured outside the United States, a portion of which are purchased in the local currency. As a result, we are exposed to movements in the exchange rates of various currencies against the United States dollar which could have an adverse effect on our results of operations or financial position. We believe our most significant foreign currency exposures are the Taiwan dollar (“TWD”) and the Chinese Renminbi (“RMB”). Purchases from Chinese sources are made in U.S. dollars (“USD”). However, if the RMB were to be revalued against the dollar, there could be a significant negative impact on the cost of our products. Further, the reporting currency for our consolidated financial statements is the USD. Certain of the Company’s assets, liabilities, expenses and revenues are denominated in currencies other than the USD. In preparing our Consolidated Financial Statements, those assets, liabilities, expenses and revenues are translated into USD at applicable exchange rates. Increases or decreases in exchange rates between the USD and other currencies affect the USD value of those items, as reflected in the Consolidated Financial Statements. Substantial fluctuations in the value of the USD could have a significant impact on the Company’s financial condition and results of operations.

•	Impairment of long-lived assets and goodwill. The inability to generate future cash flows sufficient to support the recorded amounts of goodwill, other intangible assets and other long-lived assets could result in future impairment charges.

•	Unforeseen inventory adjustments or changes in purchasing patterns. We make purchasing decisions based upon a number of factors including an assessment of market needs and preferences, manufacturing lead times and cash flow considerations. To the extent that our assumptions result in inventory levels being too high or too low, there could be a material adverse effect on our business, results of operations or financial position.

•	Market acceptance of products. There can be no assurance that the market continues its acceptance of the products we introduced in recent years or will accept new products (including the introduction of products into new geographic markets) introduced or scheduled for introduction in 2018. There can also be no assurance that the level of sales generated from these new products or geographic markets relative to our expectations will materialize.

•	Competition. The markets in which we sell our products are highly competitive on the basis of price, quality, availability, post-sale service and brand-name awareness. A number of competing companies are well-established manufacturers that compete on a global basis.

•	Technology. Our business is subject to the evolution of technology over time. There can be no assurance that our current level of technology will be sufficient to satisfy our markets in the future.

•	Price reductions. Price reductions in response to customer and competitive pressures, as well as price reductions or promotional actions taken in order to drive demand, could have a material adverse effect on our business, results of operations or financial position.

•	Interest rates. Interest rate fluctuations and other capital market conditions could have a material adverse effect on our business, results of operations or financial position.

•	Litigation and insurance. The effects of litigation and product liability exposure, as well as other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission and our public announcements could have a material adverse effect on our business, results of operations or financial position. Further, while we maintain insurance policies to protect against most potential exposures, events may arise against which we may not be adequately insured.

•	Retention of key personnel. Our success depends to a significant extent upon the abilities and efforts of our key personnel. The loss of the services of any of our key personnel or our inability to attract and retain qualified personnel in the future could have a material adverse effect on our business, results of operations or financial position.

•	Acquisition of businesses. Part of our business strategy is to opportunistically acquire complementary businesses, which involve risks that could have a material adverse effect on our business, financial condition and results of operations. These risks include:

•	Loss or significant decline in the revenue of customers of the acquired businesses;
•	Inability to integrate successfully the acquired businesses’ operations;
•	Inability to coordinate management and integrate and retain employees of the acquired businesses;
•	Difficulties in implementing and maintaining consistent standards, controls, procedures, policies and information systems;
•	Failure to realize anticipated synergies, economies of scale or other anticipated benefits, or to maintain operating margins;
•	Strain on our personnel, systems and resources, and diversion of attention from other priorities;
•	Incurrence of additional debt and related interest expense;
•	Unforeseen or contingent liabilities of the acquired businesses; and
•	Large write-offs or write-downs, or the impairment of goodwill or other intangible assets.

•	Regulatory environment. We cannot anticipate the impact of changes in laws and regulations, including changes in accounting standards, taxation requirements, including tax rate changes, new tax laws and revised tax law interpretations, and environmental laws, in both domestic and foreign jurisdictions. Increased legislative and regulatory activity and burdens, and a more stringent manner in which they are applied, could significantly impact our business and the economy as a whole.

•	The threat of terrorism and related political instability and economic uncertainty. The threat of potential terrorist attacks on the United States and throughout the world and political instability has created an atmosphere of economic uncertainty in the United States and in foreign markets. Our results may be impacted by the macroeconomic effects of those events. Also, a disruption in our supply chain as a result of terrorist attacks or the threat thereof may significantly affect our business and its prospects. In addition, such events may also result in heightened domestic security and higher costs for importing and exporting shipments of components and finished goods. Any of these occurrences may have a material adverse effect on our financial position, cash flow or results in any reporting period.

•	Business disruptions or other costs associated with information technology, cyber-attacks, system implementations, data privacy, or catastrophic losses. We rely heavily on computer systems to manage and operate our businesses, and record and process transactions. Computer systems are important to production planning, customer service and order fulfillment among other business-critical processes. Consistent and efficient operation of the computer hardware and software systems is imperative to the successful sales and earnings performance. Despite efforts to prevent such situations, and loss control and risk management practices that partially mitigate these risks, our systems may be affected by damage or interruption from, among other causes, fire, natural disasters, power outages, system failures or computer viruses. Computer hardware and storage equipment that is integral to efficient operations, such as e-mail, telephone and other functionality, is concentrated in certain physical locations in which we operate. Additionally, we rely on software applications and enterprise cloud storage systems and cloud computing services provided by third-party vendors, and our business may be adversely affected by service disruptions or security breaches in such third-party systems. Security threats and sophisticated computer crime pose a potential risk to the security of our information technology systems, cloud storage systems, networks, services and assets, as well as the confidentiality and integrity of some of our customers' data. If we suffer a loss or disclosure of business or stakeholder information due to security breaches, including as a result of human error and technological failures, and business continuity plans do not effectively address these issues on a timely basis, we may suffer interruptions in our ability to manage operations as well as reputational, competitive or business harm, which may adversely impact our results of operations and financial condition.

•	Unforeseen events. We cannot anticipate the impact of unforeseen events, including but not limited to war and pandemic disease, on economic conditions and consumer confidence in our business.

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

In connection with the Jiffy acquisition in 2017, a wholly-owned subsidiary of Florida Pneumatic purchased certain real property, which consisted of land and the building located in Carson City, NV, from which Jiffy operates. The building is approximately 17,500 square feet.

Hy-Tech owns and operates out of a 51,000 square foot plant facility located in Cranberry Township, Pennsylvania and leases a 13,200 square foot facility located in Punxsutawney, Pennsylvania, which expires in 2021 and does not have a renewal clause.

The Company leases its executive office of approximately 5,000 square feet located in an office building in Melville, New York. This lease expires in August 2022. Beginning December 2018, the Company can give notice of its intention to leave twelve months from the date of notice.

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

None.

PART II

ITEM 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common Stock (“Common Stock”) trades on the Nasdaq Global Market under the symbol PFIN. The ranges of the high and low closing sales prices for our Common Stock during the last two years were as follows:

2018	High	Low
First Quarter	$8.47	$7.17
Second Quarter	8.88	7.75
Third Quarter	8.74	7.66
Fourth Quarter	8.34	7.55

2017	High	Low
First Quarter	$8.74	$6.86
Second Quarter	6.98	5.71
Third Quarter	7.70	5.66
Fourth Quarter	8.63	6.81

As of March 21, 2019, there were approximately 645 holders of record of our Common Stock and the closing sale price of our stock as reported by the Nasdaq Global Market was $8.35.

The Company’s Board of Directors approved a dividend policy under which the Company intends to declare a cash dividend to its stockholders in the amount of $0.20 per share per annum, payable in equal quarterly installments. In conjunction therewith, the Company’s Board of Directors declared four quarterly cash dividends of $0.05 per share to stockholders during 2018 and 2017.

The Company intends to maintain the dividend policy; however, the declaration of dividends under this policy going forward is dependent upon the Company’s financial condition, results of operations, capital requirements and other factors deemed relevant by the Company’s Board of Directors.

The following table presents the Company’s repurchase activity of its Common Stock during the three-month period ended December 31, 2018.

Issuer Purchases of Equity Securities

			Total Number of	Maximum
			Shares Purchased as Part of Publicly	Number of Shares that may yet be Purchased
Period	Total Number of Shares Purchased	Average Price Paid per Share	Announced Plan or Program (1)	Under the Plan or Program

October 1 through 31, 2018	15,240	$8.21	15,240	79,495
November 1 through 30, 2018 (2)	95,286	$8.13	9,495	70,000
December 1 through 31, 2018	3,398	$7.78	3,398	66,602

(1)	On September 14, 2018, the Company publicly announced that its Board of Directors authorized a new stock repurchase program, and the Company adopted a new written trading plan thereunder for the purchase of up to 100,000 shares of its Common Stock. This stock repurchase program and trading plan are set to expire on September 16, 2019.

(2)	Includes 85,791 shares purchased by the Company at $8.14 per common share in a privately negotiated transaction that was not part of the adopted written trading plan.

ITEM 6.     Selected Financial Data

Not required.

ITEM 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT OVERVIEW

Overview

During 2018, our results of operations were impacted by a number of significant factors, such as:

•	Aerospace revenue increased $4.1 million primarily driven by Jiffy

•	Retail revenue improved, due to a delivery of a new/refreshed product offering to The Home Depot, which helped offset the decision in late 2017 to not renew a sales agreement with Sears ;

•	27.9% revenue growth in Industrial/catalog revenue

•	14.2% revenue growth at Hy-Tech with improved gross margin

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

As the result of several new tariffs imposed in the second half of 2018, specifically those imposed on products imported from China, we now must consider tariffs a key economic measure, as a significant portion of products imported by Florida Pneumatic for our Retail customers are subject to these tariffs.

Lastly, the cost and availability of a quality labor pool in the countries where products and components are manufactured, both overseas as well as in the United States, could materially affect our overall results.

Operating Measures

Key operating measures we use to manage our operations are: orders; shipments; development of new products; customer retention; inventory levels and productivity. These measures are recorded and monitored at various intervals, including daily, weekly and monthly. To the extent these measures are relevant, they are discussed in the detailed sections below.

Financial Measures

Key financial measures we use to evaluate the results of our business include: various revenue metrics; gross margin; selling, general and administrative expenses; earnings before interest and taxes; earnings before interest, taxes, depreciation and amortization; operating cash flows and capital expenditures; return on sales; return on assets; days sales outstanding and inventory turns. These measures are reviewed at monthly, quarterly and annual intervals and compared to historical periods as well as to established objectives. To the extent that these measures are relevant, they are discussed in detail below.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Certain of these accounting policies require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates pertaining to such matters as bad debts, inventory reserves, goodwill and intangible assets, warranty reserves, sales discounts and taxes. We base our estimates on historical data and experience, when available, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions.  Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods. Actual results may differ from these estimates.

We consider the following policies and estimates to be the most critical in understanding the judgments that are involved in the preparation of the Company’s consolidated financial statements and the uncertainties that could impact the Company’s financial position, results of operations and cash flows.

Revenue Recognition

Our accounting policy relating to revenue recognition reflects the impact of the adoption of Accounting Standard Codification, (“ASC”) 606 Revenue from Contracts with Customers ("ASC 606"), which is discussed further in our Notes to our Consolidated Financial Statements. As a result of our adoption of ASC 606 we record revenue based on a five-step model. We sell our goods on terms that transfer title and risk of loss at a specified location, which may be our warehouse, destination designated by our customer, port of loading or port of discharge, depending on the final destination of the goods. Other than standard product warranty provisions, our sales arrangements provide for no other post-shipment obligations. We offer rebates and other sales incentives, promotional allowances or discounts to certain customers, typically related to purchase volume, and are classified as a reduction of revenue and recorded at the time of sale, using the most likely amount approach. We periodically evaluate whether an allowance for sales returns is necessary. Historically, we have experienced minimal sales returns. If we believe there are material potential sales returns, we would provide the necessary provision against sales.

Performance obligations underlying our core revenue sources remain substantially unchanged. Our revenue is generated through the sale of finished products, and is generally recognized at the point in time when merchandise is transferred to the customer with a fixed payment due generally within 30 to 90 days, and in an amount that considers the impacts of estimated allowances. Further, we have made a policy election to account for shipping and handling activities that occur after the customer has obtained control of the products as fulfillment costs rather than as an additional promised service. This election is consistent with our prior policy, and therefore the adoption of ASC 606 relating to shipping and handling activities did not have any impact on its financial results. Additionally, as the result of the adoption of ASC 606, our accounting for certain expenses that in prior periods were accounted for as a selling expense are now treated as an adjustment to gross revenue. There are no remaining performance obligations as of December 31, 2018.

See Note 1 to our Consolidated Financial Statements for further discussion and disclosures relating to ASC 606.

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

We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. We also may record as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and our assessment of the general financial conditions affecting our customer base. If actual collection experience changes, revisions to the allowance may be required. We have a limited number of customers with individually large amounts due at any given consolidated balance sheet date. Further, any unanticipated change in the creditworthiness of any of our customers could have a material effect on our results of operations in the period in which such changes or events occur. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. Based on the information available, we believe that our allowance for doubtful accounts as of December 31, 2018 and 2017 were adequate. However, actual write-offs in future periods could exceed the recorded allowance.

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method or the weighted average method. Inventory, which includes materials, labor, and manufacturing overhead costs, is recorded net of an allowance for obsolete or slow-moving inventory (“OSMI”), as well as unmarketable inventory. Such allowance is based upon historical experience and management’s understanding of market conditions and forecasts of future product demand. Specifically, at Florida Pneumatic and Jiffy we generally place a 100% reserve on inventory that has not had any sales or usage in more than two years. Hy-Tech’s methodology is primarily based on inventory turns, with inventory items that turn less frequently, receiving a greater allowance. Changes in our OSMI impact the Company’s balance sheet, gross profit, and net earnings.

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

We file a consolidated Federal tax return. P&F and certain of its subsidiaries file combined tax returns in New York, California and Texas. All subsidiaries, other than UAT, file other state and local tax returns on a stand-alone basis. UAT files an income tax return with the taxing authorities in the United Kingdom.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while other positions are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as income taxes in the consolidated statements of operations and comprehensive income (loss).

The authoritative guidance for income taxes requires a reduction of the carrying amounts of deferred tax assets by recording a valuation allowance if, based on the available evidence, it is more likely than not (defined as a likelihood of more than 50%) such assets will not be realized. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns and future profitability. Our accounting for deferred tax consequences represents our best estimate of those future events. Changes in estimates, due to unanticipated events or otherwise, could have a material effect on our financial condition and results of operations. We continually evaluate our deferred tax assets to determine if a valuation allowance is required.

For current and deferred tax provisions, the authoritative guidance requires entities to account for the effects of new income tax legislation in the same reporting period that the tax legislation is enacted. For recent tax law changes known as the U.S. Tax Cuts and Jobs Act of 2017 (the "Act") enacted on December 22, 2017, the Staff of the Securities and Administration Commission issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which permitted us to calculate and recognize provisional tax estimates for fiscal 2017 for the accounting related to the enactment of the Act. As a result, we recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities in our consolidated financial statements for the year ended December 31, 2017. During 2018, we finalized our computation of the impact of the Act. Additional information is contained in Note 10, Income Taxes, to the consolidated financial statements.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance allows companies to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which they are subject to the rules (the period cost method), or (ii) account for GILTI in the Company’s measurement of deferred taxes (the deferred method). After completing the analysis of the GILTI provisions, we elected to account for GILTI using the period cost method.

RESULTS OF OPERATIONS

2018 compared to 2017

We determined that, based on a number of factors including Sears’ continuing financial difficulties, the sale of the Craftsman brand by Sears to Stanley Black & Decker, and our level of working capital exposure in relation to our return on that investment pertaining to Sears, it was in our best interest not to renew a supply agreement between us and Sears, effective September 30, 2017. As a result, the comparative results discussed below reflect sales attributable to shipments to Sears during 2017, whereas there were no shipments to Sears in 2018.

During the third quarter of 2018, Florida Pneumatic commenced the shipment to The Home Depot (“THD”) of an improved line of pneumatic tools, which replaced much of THD’s previous product offering. Gross margin for the new product line is projected to be approximately 2% less than recent historic levels. Further, in an effort to assist THD in promoting the roll out of the new products, Florida Pneumatic agreed to contribute approximately $1,088,000 to THD. This contribution is being ratably amortized over a four-year period commencing August 2018, and will be tested for impairment during said period.

We adopted ASC 606 effective January 1, 2018. The most significant impact of this adoption to our results of operations was that beginning January 1, 2018 we now classify certain expenses as deductions against gross revenue, that prior to the adoption, were accounted for as a selling expense. The adoption of ASC 606 reduced our 2018 revenue, gross profit and selling expenses approximately $1,007,000.

Effective July 6, 2018, the Office of the United States Trade Representative (“USTR”) announced that an additional 25% tariff be imposed on certain Chinese-made products. This additional tariff raised the cost of a significant number of products that we sell, primarily to THD. We were able to pass through most of the costs associated with the additional tariffs. Further, the USTR announced that effective September 24, 2018, a new group of Chinese–made products was subject to an additional 10% tariff. The USTR stated that commencing January 1, 2019, an additional tariff of 15% would be imposed on this second group of products increasing the additional tariff to 25%.  It was later announced that this proposed additional 15% increase would be delayed until March 1, 2019. However, in February 2019, President Trump delayed imposing the additional 15% tariffs on Chinese goods, citing substantial progress was being made in the on-going international trade talks between the United States and China.

Based on conversations with our overseas suppliers and THD relating to additional costs to be incurred effective January 1, 2019 relating to the September 24, 2018 tariff of 10.0%, we believe we are able to avoid substantially all of the impact of such tariffs. There is no guarantee that we will be able to avoid some or all of the impact associated with potential additional 15% tariffs discussed above. Should we be unable to avoid such additional costs, our gross margin on these products will be severely impacted, or could cause us to terminate or alter certain customer relationships.

Lastly, we believe that over time, several newer technologies and features will have a greater impact on the market for our traditional pneumatic tool offerings. The impact of this evolution has been felt initially by the advent of advanced cordless operated hand tools in the automotive aftermarket. We continue to perform a cost-benefit analysis of developing or incorporating more advanced technologies in our tool platforms.

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

REVENUE

The tables set forth below provide an analysis of our revenue for the years ended December 31, 2018 and 2017.

Consolidated

	Year Ended December 31,
	2018		2017		Increase
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Florida Pneumatic	$50,720,000	78.0%	$46,471,000	78.8%	$4,249,000	9.1%
Hy-Tech	14,275,000	22.0	12,503,000	21.2	1,772,000	14.2
Total	$64,995,000	100.0%	$58,974,000	100.0%	$6,021,000	10.2%

Florida Pneumatic

Florida Pneumatic markets its air tool products to four primary sectors within the pneumatic tool market; Retail, Automotive, Industrial/catalog and the Aerospace market. It also generates revenue from its Berkley products line, as well as a line of air filters and other OEM parts (“Other”).

	Year Ended December 31,
	2018		2017		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Retail customers	$18,234,000	35.9%	$19,894,000	42.8%	$(1,660,000)	(8.3)%
Automotive	14,430,000	28.5	13,901,000	29.9	529,000	3.8
Industrial/catalog	6,784,000	13.4	5,303,000	11.4	1,481,000	27.9
Aerospace	10,611,000	20.9	6,506,000	14.0	4,105,000	63.1
Other	661,000	1.3	867,000	1.9	(206,000)	(23.8)
Total	$50,720,000	100.0%	$46,471,000	100.0%	$4,249,000	9.1%

Key factors impacting Florida Pneumatic’s 2018 revenue, compared to 2017 revenue, include a net decline in shipments to its Retail customers. As previously disclosed, we elected not to renew an agreement with Sears, which expired September 30, 2017. This decision was the primary factor for a $3.5 million year over year decline in Sears’s revenue partially offset by increases in sales to THD of $1.2 million and $577,000 to another Retail customer. As the result of the adoption of ASC 606 discussed earlier, Florida Pneumatics’ 2018 revenue attributable to THD was reduced by $1,007,000, with a like amount reducing gross profit and our Selling and General and Administrative costs, discussed below. Additionally, during the third quarter of 2018, Florida Pneumatic shipped a new / refreshed line of pneumatic tools to THD. This roll-out was the primary factor for the increase in year over year improvement. It is likely that revenue from a roll-out of a new/refreshed line will not reoccur in 2019. The 27.9% year over year increase in Industrial/catalog revenue was due primarily to market conditions, and an improved product offering. Lastly, the most significant product line change at Florida Pneumatic was the improvement in Jiffy revenue. Jiffy, acquired in April 2017, enabled us to approach the aerospace sector with a much stronger brand. Jiffy’s monthly average revenue increased from $685,000 during the nine-month period ended December 31, 2017, to $884,000 for the twelve-month period ended December 31, 2018. Further, during 2018, Jiffy improved its manufacturing output thereby improving on-time delivery performance. Additionally, orders from a major aerospace manufacturer and a major tools distributor were key factors in their improved revenue. The reduction in revenue from our Other product lines was due to in part from the loss of a key supplier, and the change in Florida Pneumatic’s focus away from the smaller lines to the more profitable product lines.

Hy-Tech

 Hy-Tech designs, manufactures and sells a wide range of industrial products under the brands ATP, ATSCO, OZAT and NUMATX, which are categorized as “ATP” for reporting purposes and include products such as heavy duty air tools, industrial grinders, impact sockets, gears and “Engineered Solutions” or OEM business. Thaxton is reported with its general machining business as “Other” below.

	Year Ended December 31,
	2018		2017		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
ATP	$12,958,000	90.8%	$11,116,000	88.9%	$1,842,000	16.6
Other	1,317,000	9.2	1,387,000	11.1	(70,000)	(5.0)
Total	$14,275,000	100.0%	$12,503,000	100.0%	$1,772,000	14.2

Hy-Tech’s “Engineered Solutions” products offering, which is designed to market its engineering and manufacturing expertise, and develop different applications for their tools, motors and accessories continues to expand. Revenue from this offering during 2018 increased $574,000 or 54%, when compared to 2017. We believe the development of the Engineered Solutions offering will continue to provide Hy-Tech an opportunity to generate additional sources of revenue in the future. Additionally, ATSCO revenue improved $897,000 or 37% over the prior year. Further, revenue generated from its NUMATX product line, which we acquired in September of 2017, also increased more than $244,000, when compared to 2017 revenue. Further, 2018 revenue from the sale of ATP tools and parts along with OZAT sockets, in the aggregate, increased $175,000, or 3% over the prior year.

Hy-Tech intends to focus on expanding its Engineered Solutions, NUMATX and other, newer expanding technologies and offerings. As such, it is possible that revenue from certain product lines and sectors, such as oil and gas, may decline.

Historically, a major component of Hy-Tech’s revenue was derived from the oil and gas sector. However, we intend to emphasize our Engineered Solutions product offering, and other newer technologies. As such it is likely that we will slowly migrate away the from oil and gas sector.

GROSS MARGIN

	Year Ended December 31,		Increase/(Decrease)
	2018	2017	Amount		%
Florida Pneumatic	$18,554,000	$17,432,000	$1,122,000		6.4%
As percent of respective revenue	36.6%	37.5%	(0.9	)% pts
Hy-Tech	$4,633,000	$3,652,000	$981,000		26.9
As percent of respective revenue	32.5%	29.2%	3.3	% pts
Total Tools	$23,187,000	$21,084,000	$2,103,000		10.0
As percent of respective revenue	35.7%	35.8%	(0.1	)% pts

As discussed earlier in this Management’s Discussion and Analysis, we adopted ASC 606, effective January 1, 2018. This adoption reduced Florida Pneumatics’ 2018 gross profit by $1,007,000, thus lowering its 2018 gross margin effectively by 1.2 percentage points. The additional tariffs imposed during the second half of 2018, discussed above, also negatively impacted Florida Pneumatics’ Retail gross margin. Further, various promotions and discounts offered during 2018 on our Automotive lines also contributed to the decline in year over year gross margin comparison. The previous factors were partially offset by improved gross margin in Aerospace due primarily to improved manufacturing output resulting in greater overhead absorption and to a lesser degree, product mix, and Industrial/catalog, the gross margin for which improved due to price increases and product mix.

Hy-Tech’s 2018 gross margin increased 3.3 percentage points, compared to 2017. Factors contributing to the positive change include, among other things: (a) the adjustment to Hy-Tech’s 2018 allowance for obsolete / slow moving inventory (“OSMI”) was less than the adjustment recorded in 2017, as inventory turns improved, which directly impacts the computation of Hy-Tech’s OSMI; (b) improved overhead absorption during 2018, compared to 2017 also contributed to the higher gross margin. While the gross margin on the Engineered Solutions revenue increased in 2018, compared to 2017, we believe that gross margin on the Engineered Solutions products should continue to increase as the result of manufacturing experience, and greater volume through the facility.

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

Our SG&A during 2018 was $21,705,000, compared to $21,034,000 in 2017. Stated as a percent of revenue, our SG&A declined 2.3 percentage points to 33.4% in 2018 from 35.7% in 2017. It should be noted that as the result of the adoption of the new revenue recognition standard ASC 606, discussed above, we now classify certain expenses totaling $1,007,000 as reductions against gross revenue that in 2017, prior to the adoption, were accounted for as variable expenses in our SG&A.

Significant components to the net dollar increase include: i) an increase in Jiffy SG&A expenses of $725,000, due primarily to a full year of SG&A in 2018, compared to 2017, which included expenses for only nine months; ii) a $751,000 increase in non-Jiffy compensation expenses that include base salaries and wages, accrued performance-based bonus incentives, associated payroll taxes and employee benefits, and iii) an increase of $114,000 in non-cash stock-based compensation. These increases were partially offset by: i) a decrease in non-Jiffy variable expenses, which include costs such as: commissions, advertising, travel and warranty of $394,000, due primarily to accounting for certain lower Retail revenue; ii) a reduction of professional fees of $491,000, most of which was due to the acquisition of Jiffy in 2017 and recruitment fees for executive positions at Hy-Tech in 2017, and iii) a reduction in depreciation and amortization of $113,000 due in part to certain assets being fully depreciated.

OTHER EXPENSE - NET

The table below provides an analysis of our Other expense - net for the years ended December 31, 2018 and 2017:

	Year ended December 31,
	2018	2017
Escrow refund	$—	$(27,000)
Fair value adjustment to contingent consideration - JIFFY	150,000	158,000
Total	$150,000	$131,000

Other expense - net for 2017 consisted primarily of an adjustment to the fair value of the contingent consideration obligation to the Jiffy Seller, partially offset by the receipt of the balance of an escrow related to the sale 2016 of the real property.

INTEREST EXPENSE - NET

	Year Ended December 31,
Interest expense – net attributable to:	2018	2017
Short-term borrowings	$118,000	$102,000
Term loans, including Capital Expenditure Term Loans	15,000	3,000
Amortization expense of debt issue costs	95,000	63,000
Interest income	(5,000)	—

Total	$223,000	$168,000

The 2018 interest expense on our short-term borrowing increased $16,000, compared to the prior year due to higher average interest rates and higher average borrowings. Interest on Term loans increased as the result of the creation of a new Capital expenditure loan. The increase in Amortization of debt issue costs is due primarily to the amortizing of certain costs incurred with the amendment to our Loan and Security Agreement in April 2017 that related to the Jiffy acquisition.

INCOME TAX EXPENSE

On December 22, 2017, the Tax Cuts and Jobs Act was enacted. Among other things this Act reduced the U.S. federal corporate income tax rate from 35 percent to 21 percent, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred, created new provisions related to foreign sourced earnings, eliminated the domestic manufacturing deduction and moves to a hybrid territorial system. At December 31, 2017, we had not completed our accounting for the tax effects of The Act; however, we made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin 118 ("SAB 118"), income tax effects of The Act were refined upon obtaining, preparing, and analyzing additional information during the measurement period. At December 31, 2018, the Company had completed its accounting for the tax effects of The Act.

The provision for income taxes in 2018 was $253,000, compared to $635,000, in 2017. Significant factors impacting the 2018’s net effective tax rate of 22.8%, were non-deductible permanent differences and state and local taxes, partially offset by the favorable impact caused by the remeasurement of the impact of the Act and benefits related to foreign tax differential. See Note 10 – Income Taxes, to Consolidated Financial Statements for further discussion and analysis.

We calculated our best estimate of the impact of the Act in our 2017 income tax provision in accordance with our understanding of the Act and guidance available and, as a result, recorded $643,000 as additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The $643,000 referred to above consists of two parts, a provisional amount related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future of $588,000 and a provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $55,000 based on cumulative foreign earnings of $352,000. As a result, our income tax provision for entire 2017 was $635,000, or an effective tax rate of 255.0%. As a result of the Act, we remeasured our U.S. Federal deferred tax assets and liabilities at the rate they are expected to reverse in the future. We recorded a cumulative charge of $588,000 ($0 in 2018 and $588,000 charge in 2017). The Act required a mandatory deemed repatriation of post-1986 undistributed foreign earnings, which resulted in a one-time transition tax. We recorded a cumulative charge of $16,000 ($39,000 benefit in 2018 and $55,000 charge in 2017).

LIQUIDITY AND CAPITAL RESOURCES

We monitor such metrics as days’ sales outstanding, inventory requirements, accounts payable and capital expenditures to project liquidity needs, as well as evaluate return on assets. Our primary sources of funds are operating cash flows and our Revolver Loan (“Revolver”) with our bank.

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	December 31,
	2018	2017
Working capital	$22,323,000	$24,278,000
Current ratio	3.26 to 1	4.08 to 1
Shareholders’ equity	$45,535,000	$46,013,000

Credit facility

In October 2010, we entered into a Loan and Security Agreement (“Credit Agreement”) with an affiliate of Capital One, National Association (“Capital One” or the “Bank”). The Credit Agreement, as amended, among other things, provides the ability to borrow funds under a Revolver arrangement. Revolver borrowings are secured by the Company’s accounts receivable, inventory, equipment and real property. Additionally, there is a $1,600,000 line available for capital expenditures (“Capex line”). The Credit Agreement also includes a Term Loan, (the “Term Loan”) as defined in the Credit Agreement. This Term Loan remains in place to enable the Company and Capital One to facilitate future term loan borrowings more efficiently and less costly, should a need arise. P&F and certain of its subsidiaries are borrowers under the Credit Agreement, and their obligations are cross-guaranteed by certain other subsidiaries. The Credit Agreement was to expire on February 11, 2019, however, we and the bank extended the Credit Agreement to February 8, 2024. See Note 12 – Subsequent Events to our consolidated financial statements.

At our option, Revolver borrowings bear interest at either LIBOR (“London Interbank Offered Rate”) or the Base Rate, as the term is defined in the Credit Agreement, or a combination of the two, plus an Applicable Margin, as defined in the Credit Agreement. We are subject to limitations on the number of LIBOR borrowings.

Contemporaneously, with the acquisition of the Jiffy business discussed in Note 2 to the consolidated financial statements, we entered into a Second Amended and Restated Loan and Security Agreement (the “2017 Agreement”) with Capital One. The 2017 Agreement, among other things, amended the Credit Agreement by: (1) increasing the maximum amount we can borrow under the Revolver Commitment (as defined) to $16,000,000, subject to certain borrowing base criteria, and (2) modifying certain borrowing base criteria as well as financial and other covenants. We incurred approximately $84,000 of debt issue costs in connection with the 2017 Agreement.

Applicable Margins rates at December 31, 2018 and 2017 were 1.50% and 1.75%, respectively. The Applicable Margin added to the Base Rate borrowings at December 31, 2017 were 0.50% and 0.75%, respectively.

At December 31, 2018, we had a $100,000 Term Loan borrowing which is included in Current maturities of long-term debt on the consolidated balance sheet. At December 31, 2018 and 2017, this Term Loan was at LIBOR plus the Applicable Margin.

In April 2018, we borrowed $400,000 against the Capex line. This borrowing is to be repaid in equal principle monthly installments of approximately $6,700, with the balance due at the Maturity Date, as defined in the Credit Agreement. $300,000 of this borrowing is at LIBOR plus Applicable Margin, with the balance of $100,000 at the Base Rate, plus Applicable Margin. The Applicable Margin added to the Base Rate, and LIBOR borrowing at December 31, 2018 was 1.50% and 0.50%, respectively. At December 31, 2018, the balance due on the Capex loan was approximately $353,000. This obligation at December 31, 2018 is included in Current maturities of long-term debt on our consolidated balance sheet.

At December 31, 2018, we had approximately $12,024,000 available under the Credit Facility.

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

Short–Term Borrowings

At December 31, 2018, our short-term or Revolver borrowing was $2,096,000, compared to $1,928,000, at December 31, 2017. Applicable Margin Rates, at December 31, 2018 for LIBOR and Base Rates were 1.50% and 0.50%, respectively, and 1.75% and 0.75%, respectively at December 31, 2017.

	LIBOR	Base Rate
	%	%

Range of Applicable Margins added to Revolver borrowings during 2018 and 2017:	1.50 points to 1.75 points	0.50 points to 0.75 points

Our average balance of short-term borrowings during 2018 was $3,113,000, compared to $3,092,000, during 2017.

The Company’s Term Loan borrowings are:

	December 31, 2018	December 31, 2017
Term Loan	$100,000	$100,000
Capex borrowing	354,000	—
Debt issue costs	(1,000)	(6,000)
	453,000	94,000
Less current maturities	453,000	—
	$—	$94,000

Cash Flows

At December 31, 2018, cash provided by operating activities for the year was $2,966,000, compared to cash provided by operating activities for the year ended December 31, 2017 of $4,634,000. At December 31, 2018, our cash balance was $999,000, compared to $1,241,000 at December 31, 2017. Cash at our UAT subsidiary at December 31, 2018 and 2017 was $227,000 and $501,000, respectively. We operate under the terms and conditions of the Credit Facility. As a result, all domestic cash receipts are remitted to Capital One lock-boxes.

Our total debt to total book capitalization (total debt divided by total debt plus equity) at December 31, 2018 was 5.3%, compared to 4.2% at December 31, 2017. We anticipate being able to generate cash from operations during 2019.

Capital spending during the year ended December 31, 2018 was $1,878,000, compared to $910,000 in 2017. Capital expenditures currently planned for 2019 are approximately $1,739,000, which we expect will be financed through the Credit Facility. The major portion of these planned capital expenditures will be for new metal cutting equipment, tooling and information technology hardware and software.

Subsequent to year-end, we borrowed approximately $3,000,000 to finance the repurchase of approximately 390,000 shares of our Common Stock – see Note 12 – Subsequent Events.

In March 2016, our Board of Directors approved the initiation of a dividend policy under which the Company intends to declare quarterly cash dividends to its stockholders in the amount of $0.05 per quarter. During 2018 our Board of Directors approved the payment of dividends of $0.05 per common share to the shareholders of record in February 2018, May 2018, August 2018, and November 2018. During 2017, our Board of Directors voted to approve the payment of four quarterly dividends. As such, in February 2017, May 2017, August 2017, and November 2017, the Company paid a $0.05 per share dividend to the shareholders of record. The aggregate of such dividend payments was approximately $723,000 and $722,000 for the year ended December 31, 2018 and 2017, respectively. Our Board of Directors expects to maintain this dividend policy; however, the future declaration of dividends under this policy is dependent upon several factors, which includes such things as our overall financial condition, results of operations, capital requirements and other factors our board may deem relevant.

On August 9, 2017, our Board of Directors authorized us to repurchase up to 100,000 shares of our Common Stock over a period of up to twelve months (the “2017 Repurchase Program”). On August 24, 2017, we announced that, pursuant to the 2017 Repurchase Program, we had adopted a written trading plan in accordance with the guidelines specified under Rule 10b5-1 under the Securities Exchange Act of 1934. A plan under Rule 10b5-1 allows us to repurchase shares at times when it might otherwise be prevented from doing so by securities laws or because of self-imposed trading blackout periods. Repurchases made under the plan are subject to the SEC’s regulations, as well as certain price, market, volume, and timing constraints specified in the plan. Under the 2017 Repurchase Program, we repurchased 94,600 shares of its Common Stock, 46,878 during 2017 and 47,722 during 2018, at an aggregate cost of approximately $753,000.

On September 12, 2018, subsequent to the expiration of the 2017 Repurchase Program, our Board of Directors authorized us to repurchase up to 100,000 additional shares of our Common Stock (the “2018 Repurchase Program”) from time to time over the next twelve months through a 10b5-1 trading plan, and potentially through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. On September 14, 2018, we announced that, pursuant to the 2018 Repurchase Program, we adopted a written trading plan in accordance with the guidelines specified under Rule 10b5-1 under the Securities Exchange Act of 1934. Repurchases made under the plan, that commenced on September 17, 2018, are subject to the SEC’s regulations, as well as certain price, market, volume, and timing constraints specified in the plan. Since the inception of the 2018 Repurchase Program through December 31, 2018, we repurchased 33,398 shares of our Common Stock at an aggregate cost of approximately $272,000.

In June 2018 and November 2018, we purchased 18,140 shares and 85,791 shares, respectively, of our Common Stock in two separate, privately negotiated transactions. These transactions were outside of the 2018 Repurchase Program and the 2017 Repurchase Program, pursuant to additional authorization of our Board of Directors at a total cost of $150,000 and $698,000, respectively. The June 2018 purchase price per share was equal to five percent below the average of the closing price of our Common Stock for the three days prior to the transaction. The November 2018 purchase price based on the average closing price over the three days prior to the date of transaction.

 At December 31, 2018, we had $6,700,000, of open purchase order commitments, compared to $7,138,000 at December 31, 2017.

Customer concentration

At December 31, 2018, THD accounted for 26.5% of our consolidated revenue, compared to 27.1% of 2017’s revenue. Further, accounts receivable at December 31, 2018 and 2017 from THD were 32.6% and 31.0%, respectively. There was no other customer that accounted for more than 10% of revenue or accounts receivable in 2018 or 2017.

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

P&F INDUSTRIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of P&F Industries, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of P&F Industries, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related consolidated notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Jericho, New York
March 29, 2019

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS
CURRENT ASSETS

Cash	$999,000	$1,241,000
Accounts receivable — net	9,574,000	10,047,000
Inventories	20,496,000	19,657,000
Prepaid expenses and other current assets	1,137,000	1,224,000
TOTAL CURRENT ASSETS	32,206,000	32,169,000

PROPERTY AND EQUIPMENT
Land	1,281,000	1,281,000
Buildings and improvements	6,262,000	6,138,000
Machinery and equipment	22,612,000	20,579,000
	30,155,000	27,998,000
Less accumulated depreciation and amortization	20,380,000	19,091,000
NET PROPERTY AND EQUIPMENT	9,775,000	8,907,000

GOODWILL	4,436,000	4,447,000

OTHER INTANGIBLE ASSETS — net	7,800,000	8,533,000

DEFERRED INCOME TAXES — net	628,000	872,000

OTHER ASSETS — net	741,000	110,000

TOTAL ASSETS	$55,586,000	$55,038,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES

Short-term borrowings	$2,096,000	$1,928,000
Accounts payable	2,755,000	2,443,000
Accrued compensation and benefits	2,336,000	1,944,000
Accrued other liabilities	1,243,000	1,576,000
Current maturities of long-term debt	453,000	—
Contingent consideration payable	1,000,000	—
TOTAL CURRENT LIABILITIES	9,883,000	7,891,000

Long-term debt, less current maturities	—	94,000
Other liabilities	168,000	1,040,000

TOTAL LIABILITIES	10,051,000	9,025,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock:
Class A - $1 par; authorized - 7,000,000 shares; issued – 4,410,000 at December 31, 2018 and 4,203,000 at December 31, 2017	4,410,000	4,203,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	13,904,000	13,064,000
Retained earnings	34,588,000	34,455,000
Treasury stock, at cost - 816,000 shares at December 31, 2018 and 631,000 shares at December 31, 2017	(6,695,000)	(5,179,000)
Accumulated other comprehensive loss	(672,000)	(530,000)

TOTAL SHAREHOLDERS’ EQUITY	45,535,000	46,013,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$55,586,000	$55,038,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years ended December 31,
	2018	2017
Net revenue	$64,995,000	$58,974,000
Cost of sales	41,808,000	37,890,000
Gross profit	23,187,000	21,084,000
Selling, general and administrative expenses	21,705,000	21,034,000
Operating income	1,482,000	50,000
Other expense - net	(150,000)	(131,000)
Interest expense - net	(223,000)	(168,000)
Income (loss) before income taxes	1,109,000	(249,000)
Income tax expense	(253,000)	(635,000)
Net income (loss)	$856,000	$(884,000)

Basic earnings (loss) per share	$0.24	$(0.25)
Diluted earnings (loss) per share	$0.23	$(0.25)

Weighted average common shares outstanding:
Basic	3,628,000	3,606,000
Diluted	3,728,000	3,606,000

Net income (loss)	$856,000	$(884,000)
Other comprehensive (loss) income - foreign currency translation adjustment	(142,000)	207,000
Total comprehensive income (loss)	$714,000	$(677,000)

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Class A Common Stock, $1 Par		Additional paid-in	Retained	Treasury stock		Accumulated other comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	(loss) income

Balance, January 1, 2017	$47,590,000	4,181,000	$4,181,000	$12,906,000	$36,061,000	(584,000)	$(4,821,000)	$(737,000)

Net loss	(884,000)	—	—	—	(884,000)	—	—	—

Exercise of stock options	62,000	17,000	17,000	45,000	—	—	—	—

Restricted Common Stock compensation	38,000	5,000	5,000	33,000	—	—	—	—

Stock - based compensation	80,000	—	—	80,000	—	—	—	—

Purchase of Class A Common Stock	(358,000)	—	—	—	—	(47,000)	(358,000)	—

Dividends	(722,000)	—	—	—	(722,000)	—	—	—

Foreign currency translation adjustment	207,000	—	—	—	—	—	—	207,000

Balance, December 31, 2017	$46,013,000	4,203,000	$4,203,000	$13,064,000	$34,455,000	(631,000)	$(5,179,000)	$(530,000)

Net income	856,000	—	—	—	856,000	—	—	—

Exercise of stock options	806,000	200,000	200,000	606,000	—	—	—	—

Restricted Common Stock compensation	45,000	7,000	7,000	38,000	—	—	—	—

Stock-based compensation	196,000	—	—	196,000	—	—	—	—

Purchase of Class A Common Stock	(1,516,000)	—	—	—	—	(185,000)	(1,516,000)	—

Dividends	(723,000)	—	—	—	(723,000)	—	—	—

Foreign currency translation adjustment	(142,000)	—	—	—	—	—	—	(142,000)

Balance December 31, 2018	$45,535,000	4,410,000	$4,410,000	$13,904,000	$34,588,000	(816,000)	$(6,695,000)	$(672,000)

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2018	2017
Cash Flows from Operating Activities
Net income (loss) from operations	$856,000	$(884,000)

Adjustments to reconcile net income (loss) from operations to net cash provided by operating activities:
Non-cash charges:
Depreciation and amortization	1,383,000	1,309,000
Amortization of other intangible assets	702,000	800,000
Amortization of debt issue costs	95,000	64,000
Amortization of consideration payable to customer	122,000	—
Provision for doubtful accounts	121,000	66,000
Stock-based compensation	196,000	80,000
Restricted stock-based compensation	45,000	38,000
(Gain) loss on sale of fixed assets	(1,000)	21,000
Deferred income taxes	253,000	912,000
Fair value increase in contingent consideration	150,000	158,000
Changes in operating assets and liabilities:
Accounts receivable	482,000	(1,384,000)
Inventories	(901,000)	1,913,000
Prepaid expenses and other current assets	83,000	1,857,000
Other assets	(988,000)	45,000
Accounts payable	317,000	40,000
Accrued compensation and benefits	395,000	120,000
Accrued other liabilities	(324,000)	(502,000)
Other liabilities	(20,000)	(19,000)
Total adjustments	2,110,000	5,518,000
Net cash provided by operating activities	2,966,000	4,634,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2018	2017
Cash Flows from Investing Activities:
Capital expenditures	$(1,878,000)	$(910,000)
Proceeds from disposal of assets	26,000	12,000
Purchase of net assets of Jiffy Air Tool, Inc.	—	(6,845,000)
Purchase of patents	—	(200,000)
Net cash used in investing activities	(1,852,000)	(7,943,000)

Cash Flows from Financing Activities:
Dividend payments	(723,000)	(722,000)
Proceeds from exercise of stock options	806,000	62,000
Purchase of Class A Common Stock	(1,516,000)	(358,000)
Net proceeds from short-term borrowings	168,000	1,928,000
Repayments of notes payable	(47,000)	(14,000)
Payments of debt issue costs	(3,000)	(84,000)
Net cash (used in) provided by financing activities	(1,315,000)	812,000
Effect of exchange rate changes on cash	(41,000)	39,000
Net decrease in cash	(242,000)	(2,458,000)
Cash at beginning of year	1,241,000	3,699,000
Cash at end of year	$999,000	$1,241,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$130,000	$97,000

Income taxes	$86,000	$409,000

Supplemental disclosures of non-cash investing and financing activities:
Contingent consideration on acquisition	$—	$692,000

Capital expenditures financed	$400,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

Industries served include power generation, petrochemical, construction, railroad, mining, ship building and fabricated metals. Hy-Tech also manufactures components, assemblies, finished product and systems for various Original Equipment Manufacturers (“OEM”) under their own brand names.

Basis of Financial Statement Presentation

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States (“US GAAP”).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 1—SUMMARY OF ACCOUNTING POLICIES -Continued

Revenue Recognition

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

The Company's performance obligations underlying its core revenue sources remain substantially unchanged. Its revenue is generated through the sale of finished products, and is generally recognized at the point in time when merchandise is transferred to the customer with a fixed payment due generally within 30 to 90 days, and in an amount that considers the impacts of estimated allowances. Further, the Company has made a policy election to account for shipping and handling activities that occur after the customer has obtained control of the products as fulfillment costs rather than as an additional promised service. This election is consistent with the Company’s prior policy, and therefore the adoption of ASC 606 relating to shipping and handling activities did not have any impact on its financial results. Additionally, as the result of the adoption of ASC 606, the Company accounts for certain expenses that in prior periods were accounted for as a selling expense, which are now treated as an adjustment to gross revenue. Accordingly, during the full year 2018, the Company reduced its net revenue, gross margin and selling expenses by approximately $1,007,000. Additionally, at December 31, 2018, the Company included in its allowance for doubtful accounts approximately $105,000 that would have been accounted for in its current liabilities prior to the adoption of ASC 606. There are no remaining performance obligations as of December 31, 2018.

The Company analyzes its revenue as follows:

Revenue generated at Florida Pneumatic.

	Year Ended December 31,
	2018		2017		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Retail customers	$18,234,000	35.9%	$19,894,000	42.8%	$(1,660,000)	(8.3)%
Automotive	14,430,000	28.5	13,901,000	29.9	529,000	3.8
Industrial/catalog	6,784,000	13.4	5,303,000	11.4	1,481,000	27.9
Aerospace	10,611,000	20.9	6,506,000	14.0	4,105,000	63.1
Other	661,000	1.3	867,000	1.9	(206,000)	(23.8)
Total	$50,720,000	100.0%	$46,471,000	100.0%	$4,249,000	9.1%

Revenue generated at Hy-Tech.

	Year Ended December 31,
	2018		2017		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
ATP	$12,958,000	90.8%	$11,116,000	88.9%	$1,842,000	16.6%
Other	1,317,000	9.2	1,387,000	11.1	(70,000)	(5.0)
Total	$14,275,000	100.0%	$12,503,000	100.0%	$1,772,000	14.2%

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

 December 31, 2018 and 2017

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES – (Continued)

Shipping and Handling Costs

Expenses for shipping and handling costs are included in selling, general and administrative expenses, and totaled approximately $2,370,000 and $2,017,000, respectively, for the years ended December 31, 2018 and 2017.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held in bank demand deposits. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2018 and 2017.

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and short-term debt approximate fair value as of December 31, 2018 and 2017 because of the relatively short-term maturity of these financial instruments. The carrying amounts reported for long-term debt approximate fair value as of December 31, 2018 and 2017 because, in general, the interest rates underlying the instruments fluctuate with market rates.

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

The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. The Company also records as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and the Company’s assessment of the general financial conditions affecting its customer base. If actual collection experience changes, revisions to the allowance may be required. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in the creditworthiness of any of these customers could have a material effect on the Company’s results of operations in the period in which such changes or events occur. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. Based on the information available, the Company believes that its allowance for doubtful accounts as of December 31, 2018 is adequate. However, actual write-offs might exceed the recorded allowance.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable. The Company had one customer that accounted for 32.6% and 31.0% of our consolidated accounts receivable at December 31, 2018 and December 31, 2017, respectively. This customer accounted for 26.5% and 27.1% of the Company’s consolidated revenue in 2018 and 2017, respectively. There was no other customer that accounted for more than 10% of our consolidated revenue in 2018 or 2017.

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method or the weighted average method. The inventory balance, which includes raw materials, labor, and manufacturing overhead costs, is recorded net of an allowance for obsolete or unmarketable inventory. Such allowance is based upon both historical experience and management’s understanding of market conditions and forecasts of future product demand. If the actual amount of obsolete or unmarketable inventory significantly exceeds the estimated allowance, the Company’s cost of sales, gross profit and net earnings would be significantly affected.

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

December 31, 2018 and 2017

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

Intangible assets other than goodwill and intangible assets with indefinite lives, are carried at cost less accumulated amortization. Intangible assets are generally amortized on a straight-line basis over their respective useful lives, generally 3 to 20 years.

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

The Company files a consolidated Federal tax return. P&F and certain of its subsidiaries file combined tax returns in New York, California and Texas. All subsidiaries, other than UAT, file other state and local tax returns on a stand-alone basis. UAT files an income tax return to the taxing authorities in the United Kingdom.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 1—SUMMARY OF ACCOUNTING POLICIES - Continued

Income Taxes - Continued

Tax benefits are recognized for an uncertain tax position when, in the Company’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more likely-than-not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances and when new information becomes available. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by the Company. Interest and penalties recognized on the liability for unrecognized tax benefits are recorded as income tax expense.

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

Current accounting guidance requires entities to account for the effects of new income tax legislation in the same reporting period that the tax legislation is enacted. Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, permits the Company to calculate and recognize provisional tax estimates for the fourth quarter of fiscal 2017 for the accounting related to the enactment of the U.S. Tax Cuts and Jobs Act of 2017 (the "Act"). As a result, we have recognized the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities in our consolidated financial statements for the year ended December 31, 2017. During 2018, we finalized our computation of the impact of the Act. Additional information is contained in Note 10, Income Taxes, to the consolidated financial statements.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance allows companies to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which they are subject to the rules (the period cost method), or (ii) account for GILTI in the Company’s measurement of deferred taxes (the deferred method). After completing the analysis of the GILTI provisions, the Company elected to account for GILTI using the period cost method.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, possible disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis P&F evaluates its estimates, including those related to collectability of accounts receivable, valuation of inventories, recoverability of goodwill and intangible assets, consideration payable to customer and income taxes.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

Advertising

The Company expenses its costs of advertising in the period in which they are incurred. Advertising costs for the years ended December 31, 2018 and 2017 were $1,375,000 and $1,276,000, respectively.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Years Ended December 31,
	2018	2017
Numerator for basic and diluted earnings (loss) per common share:
Net income (loss)	$856,000	$(884,000)
Denominator:
Denominator for basic income (loss) per share—weighted average common shares outstanding	3,628,000	3,606,000
Denominator for diluted income (loss) per share—adjusted weighted average common shares and assumed conversions	3,728,000	3,606,000

The average anti-dilutive options outstanding for the year ended December 31, 2018 was 12,000. For the year ended December 31, 2017, the Company experienced a net loss; as a result, there is no calculation of diluted earnings per share.

  Share-Based Compensation

In accordance with US GAAP, the Company measures and recognizes compensation expense for all share-based payment awards based on estimated fair values. Share-based compensation expense is included in selling, general and administrative expense on the accompanying consolidated statements of operations and comprehensive income (loss).

With respect to stock options, US GAAP requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations and comprehensive income (loss). The Company records compensation expense ratably over the vesting periods. The Company estimates forfeitures at the time of grant and revises this estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses the Black-Scholes option-pricing model as its method of valuation for share-based awards granted. As such, the Company’s determination of fair value of share-based payment awards is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, relevant interest rates, and the expected term of the awards.

With respect to any issuance of its Common Stock, the Company determines fair value per share as the closing price of its Common Stock on the date of the grant of said shares.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

For foreign currency remeasurement from each local currency into the appropriate functional currency, monetary assets and liabilities are remeasured to functional currencies using current exchange rates in effect at the balance sheet date. Gains or losses from these remeasurements were not significant and have been included in the Company’s consolidated statements of operations and comprehensive income (loss). Non-monetary assets and liabilities are recorded at historical exchange rates, and the related remeasurement gains or losses are reported as a component of "Accumulated other comprehensive loss" in the Company's consolidated balance sheets.

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

  New Accounting Pronouncements

Recently Adopted

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplified the testing of goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measured a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 is effective for public companies for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. The Company concluded that ASU 2017-04 is preferable to the current guidance due to efficiency, since ASU 2017-04 eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. The Company adopted ASU 2017-04 in 2017, in conjunction with its annual impairment test of goodwill for all reporting units. The adoption of ASU 2017-04 did not have a material impact on the Company’s financial results.

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

The Company adopted ASC 606 on the first day of fiscal 2018. Its underlying principle is to use a five-step analysis of transactions to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The Company has elected to use the modified retrospective approach. As the Company did not have any sales contracts that were not completed as of January 1, 2018, there is no adjustment required to its retained earnings. The adoption of ASC 606 did not have an effect on the Company’s cash flows. The adoption of ASC 606 did however, require the Company to classify certain expenses previously classified as selling and general and administrative expenses prior to the adoption to a reduction of gross revenue and gross margin. The adoption of ASC 606 had no material effect on the Company’s income before taxes.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 1—SUMMARY OF ACCOUNTING POLICIES - Continued

New Accounting Pronouncements

Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous US GAAP. ASC Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases’ guidance. The ASU is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years; earlier adoption is permitted. The ASU offers two transition methods: (1) a modified retrospective approach, in which leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity in the financial statements in which the ASU is first applied or (2) a prospective approach, in which a company is allowed to initially apply the new lease standard at the adoption date. The Company will use the prospective approach. Practical expedients are available for election. The Company has completed its assessment of all leases and the impact the adoption of this standard will have on its consolidated financial statements and related disclosures. Thus far the Company believes the adoption of this standard will not have a material effect on its consolidated financial statements.

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

                The Rule is effective for all filings submitted on or after November 5, 2018. However, the SEC issued guidance that provides some relief to registrants that file Form 10-Q shortly after the Rule’s effective date. It clarifies that the SEC Staff would not object if a filer’s first presentation of changes in shareholders’ equity is included in its Form 10-Q for the quarter that begins after the final rule’s November 5, 2018 effective date given that date’s close proximity to the filing date for most filers’ quarterly reports.

Other than the aforementioned, the Company does not believe that any other recently issued, but not yet effective accounting standard, if adopted, will have a material effect on our consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 2 –ACQUISITION

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

Additionally, Jiffy Seller may be entitled to up to $1,000,000 in additional consideration, which is contingent upon Jiffy achieving certain revenue thresholds and other criteria as set forth in the Asset Purchase Agreement within two defined measurement periods occurring within approximately the first two years following the Jiffy Closing Date.  The Company estimated that as of December 31, 2018, Jiffy will meet the revenue thresholds and other criteria and has accordingly accrued the $1,000,000 contingent consideration payable to the Jiffy Seller. Additionally, the Company recorded $150,000 and $158,000 in 2018 and 2017, respectively, as adjustments to the fair value of the contingent consideration.

In connection with the Asset Purchase Agreement, a separate Purchase and Sale Agreement and Joint Escrow Instructions (the “Purchase and Sale Agreement” and together with the Asset Purchase Agreement, the “Agreements”) were entered into between Jiffy Seller and Bonanza Properties Corp. (“Bonanza Properties”), a Delaware corporation and newly formed wholly-owned subsidiary of Florida Pneumatic, pursuant to which Bonanza Properties purchased certain real property of Jiffy Seller. Pursuant to the Purchase and Sale Agreement, the purchase price for the real property was $1,050,000.

The initial total consideration ($5,950,000 plus $1,050,000) was paid by Jiffy to Jiffy Seller from funds available under the Revolver, as defined in Note 7, less certain amounts escrowed pursuant to, among others, the terms of the Agreements.

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

P&F INDUSTRIES, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 2 – ACQUISITION - Continued

The following unaudited pro-forma combined financial information gives effect to the Jiffy Acquisition as if the Jiffy Acquisition was consummated January 1, 2017. This unaudited pro-forma financial information is presented for information purposes only, and is not intended to present actual results that would have been attained had the Jiffy Acquisition been completed as of January 1, 2017 (the beginning of the earliest period presented)or to project potential operating results as of any future date or for any future periods.

For the Year Ended December 31, 2017
Revenue	$60,451,000
Net loss from continuing operations	$(779,000)
Loss per share – basic	$(0.22)
Loss per share – diluted	$(0.22)

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

Level 3: Inputs reflect management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation.

The guidance requires the use of observable market data if such data is available without undue cost and effort.

As of December 31, 2018 and 2017, the carrying amounts reflected in the accompanying consolidated balance sheets for current assets and current liabilities approximated fair value due to the short-term nature of these accounts.

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

NOTE 4—ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	December 31, 2018	December 31, 2017
Accounts receivable	$9,847,000	$10,199,000
Allowance for doubtful accounts, sales discounts and chargebacks	(273,000)	(152,000)
	$9,574,000	$10,047,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 5—INVENTORIES

Inventories consist of:

	December 31, 2018	December 31, 2017
Raw materials	$1,963,000	$1,871,000
Work in process	1,924,000	1,556,000
Finished goods	16,609,000	16,230,000
	$20,496,000	$19,657,000

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets with indefinite lives are tested annually or whenever events or circumstances indicate the carrying value of these assets may not be recoverable.  In accordance with authoritative guidance issued by the FASB, the Company performed an annual impairment test of goodwill and indefinite-lived intangible assets during the fourth quarter based on conditions as of November 30, 2018. For both 2018 and 2017, with respect to Florida Pneumatic and Hy-Tech, the Company determined their fair value using the income approach methodology of valuation, which considers the expected present value of future cash flows. As an integral part of the valuation process the Company utilizes its latest cash flows forecasts for the next four fiscal years, and then applies projected minimal growth for all remaining years, based upon available statistical data and management’s estimates.

The result of the Company’s impairment test for Florida Pneumatic determined that its fair value exceeded the carrying value and, as such, no impairment to Goodwill and other intangible assets was recorded in 2018.

Changes in the carrying amount of goodwill are as follows:

Balance, January 1, 2018	$4,447,000
Currency translation adjustment	(11,000)
Balance, December 31, 2018	$4,436,000

Other intangible assets were as follows:

	December 31, 2018			December 31, 2017
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships (1)	$6,821,000	$2,135,000	$4,686,000	$6,836,000	$1,570,000	$5,266,000
Trademarks and trade names (1)	2,308,000	—	2,308,000	2,329,000	—	2,329,000
Trademarks and trade names	200,000	32,000	168,000	200,000	19,000	181,000
Engineering drawings	330,000	202,000	128,000	330,000	175,000	155,000
Non-compete agreements (1)	233,000	223,000	10,000	239,000	210,000	29,000
Patents	1,405,000	905,000	500,000	1,405,000	832,000	573,000
Totals	$11,297,000	$3,497,000	$7,800,000	$11,339,000	$2,806,000	$8,533,000

(1)	A portion of these intangibles are maintained in a foreign currency, and are therefore subject to foreign exchange rate fluctuations.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS - Continued

Changes in the carrying amount of other intangibles are as follows:

	Cost	Accumulated amortization	Net book value
Balance, January 1, 2018	$11,339,000	$2,806,000	$8,533,000
Amortization	—	702,000	(702,000)
Currency translation adjustment	(42,000)	(11,000)	(31,000)
Balance, December 31, 2018	$11,297,000	$3,497,000	$7,800,000

The weighted average amortization period for intangible assets was as follows:

	December 31, 2018	December 31, 2017
Customer relationships	9.3	10.1
Trademarks and trade names	12.5	13.5
Engineering drawings	7.7	8.1
Non-compete agreements	2.3	1.8
Patents	7.9	8.8

Amortization expense of intangible assets subject to amortization was as follows:

Year ended December 31,
2018	2017
$702,000	$800,000

Amortization expense for each of the next five years and thereafter is estimated to be as follows:

2019	$682,000
2020	643,000
2021	635,000
2022	634,000
2023	634,000
Thereafter	2,264,000
$5,492,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 7—DEBT

In October 2010, the Company entered into a Loan and Security Agreement (“Credit Agreement”) with an affiliate of Capital One, National Association (“Capital One” or the “Bank”). The Credit Agreement, as amended from time to time, among other things, provides the ability to borrow funds under a Revolver arrangement. Revolver borrowings are secured by the Company’s accounts receivable, inventory, equipment and real property. Additionally, there is a $1,600,000 line available for capital expenditures (“Capex line”). The Credit Agreement includes a $100,000 Term Loan, as defined in the Credit Agreement. This Term Loan remains in place to enable the Company and Capital One to facilitate future term loan borrowings more efficiently and in a less costly manner. P&F and certain of its subsidiaries are borrowers under the Credit Agreement, and their obligations are cross-guaranteed by certain other subsidiaries. The Credit Agreement had an expiration date of February 11, 2019. The Company and the bank extended the Credit Agreement to February, 2024. See Note 12 – Subsequent events, for further discussion.

At the Company’s option, Revolver borrowings bear interest at either LIBOR (“London interbank Offered Rate”) or the Base Rate, as the term is defined in the Credit Agreement, plus an Applicable Margin, as defined in the Credit Agreement. We are subject to limitations on the number of LIBOR borrowings.

Applicable Margins rates at December 31, 2018 and 2017 were 1.50% and 1.75%, respectively. The Applicable Margin added to the Base Rate borrowings at December 31, 2018 and 2017 were 0.50% and 0.75%, respectively.

Contemporaneously, with the acquisition of the Jiffy business discussed in Note 2 to the consolidated financial statements, we entered into a Second Amended and Restated Loan and Security Agreement (the “2017 Agreement”) with Capital One. The 2017 Agreement, among other things, amended the Credit Agreement by: (1) increasing the maximum amount we can borrow under the Revolver Commitment (as defined) to $16,000,000, subject to certain borrowing base criteria, and (2) modifying certain borrowing base criteria as well as financial and other covenants. We incurred approximately $84,000 of debt issue costs in connection with the 2017 Agreement.

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

At December 31, 2018, our short-term or Revolver borrowing was $2,096,000, compared to $1,928,000, at December 31, 2017. Applicable Margin Rates, at December 31, 2018 for LIBOR and Base Rates were 1.50% and 0.50%, respectively, and 1.75% and 0.75%, respectively at December 31, 2017. Additionally, at December 31, 2018 and 2017, there was approximately $12,024,000 and $12,450,000, respectively, available to the Company under its Revolver arrangement.

The average balance of short-term borrowings during the years ended December 31, 2018 and 2017, were $3,113,000 and $3,092,000, respectively.

	LIBOR	Base Rate
	%	%

Range of Applicable Margins added to Revolver borrowings during 2018 and 2017	1.50 points to 1.75 points	0.50 points to 0.75 points

P&F INDUSTRIES, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 7—DEBT - Continued

There is a $100,000 Term Loan that is secured by mortgages on the real property, accounts receivable, inventory and equipment. The Term Loan borrowings can be at either LIBOR, or at the Base Rate, or a combination of the two plus the Applicable Margins. At December 31, 2018 and 2017 the total borrowing of this Term Loan was at LIBOR. The Applicable Margin for LIBOR at December 31, 2018 and 2017 was 1.5%.

In April 2018, the Company borrowed $400,000 against the Capex line. This borrowing is to be repaid in equal principle installments of approximately $6,700, payable monthly, with the balance due at its Maturity Date as defined in the Credit Agreement. $300,000 of this borrowing is at LIBOR plus Applicable Margin, with the balance of $100,000 at the Base Rate, or prime rate plus Applicable Margin. The Applicable Margin added to the all Base Rate, and LIBOR borrowings were 1.50% and 0.50%, respectively. At December 31, 2018, the balance due on the Capex loan was $354,000 and is included in Current Liabilities on its Consolidated Financial Statement.

The Company’s Term loan borrowings are:

	December 31, 2018	December 31, 2017
Term Loan	$100,000	$100,000
Capex borrowing	354,000	—
Debt issue costs	(1,000)	(6,000)
	453,000	94,000
Less current maturities	453,000	—
	$—	$94,000

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

December 31, 2018 and 2017

NOTE 8—STOCK OPTIONS – STOCK COMPENSATION - Continued

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

The Company’s Previous Plan authorized the issuance to employees and directors of options to purchase a maximum of 1,100,000 shares of Common Stock. These options had to be issued within ten years of the effective date of the Previous Plan and are exercisable for a ten-year period from the date of grant, at prices not less than 100% of the closing market value of the Common Stock on the date the option is granted. In the event options granted contained a vesting schedule over a period of years, the Company recognized compensation cost for these awards ratably over the service period.

The Company did not issue any options to purchase shares of its Common Stock during 2018.

On September 5, 2017, the Committee authorized the issuance of options to purchase 89,000 shares of the Company’s Common Stock. This grant was comprised of an aggregate of 55,000 options issued to the Company’s Chief Executive Officer and its Chief Operating and Financial Officer, with the balance of 34,000 options being issued to non-executive employees. All options within this grant have an exercise price of $7.09. The options granted vest as to one third on each of the anniversary dates in 2018, 2019 and 2020. All the options granted have a ten-year life.

 The following table contains information on the status of the Company’s stock options:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding, January 1, 2017	423,817	$5.68
Granted	89,000	7.09
Exercised	(16,722)	3.65
Forfeited	(6,793)	7.86
Expired	(71,069)	10.72
Outstanding, December 31, 2017	418,233	5.17
Granted	-
Exercised	(200,158)	4.02
Forfeited	-
Expired	-
Outstanding, December 31, 2018	218,075	$6.22	$335,310
Vested, December 31, 2018	158,742	$5.90	$297,337

P&F INDUSTRIES, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 8—STOCK OPTIONS – STOCK COMPENSATION - Continued

The following is a summary of changes in non-vested shares, all of which are expected to vest:

	December 31,
	2018		2017
	Option Shares	Weighted Average Grant-Date Fair Value	Option Shares	Weighted Average Grant-Date Fair Value
Non-vested shares, beginning of year	89,000	4.41	—	$—
Granted	—	—	89,000	4.41
Vested	29,667	4.41	—	—
Forfeited	—	—	—	—
Non-vested shares, end of year	59,333	4.41	89,000	$4.41

Stock-based compensation expense recognized for the years ended December 31, 2018 and 2017 was approximately $196,000 and $80,000, respectively. The Company recognizes stock-based compensation cost over the requisite service period. However, the exercisability of the respective non-vested options, which are at predetermined dates, does not necessarily correspond to the periods in which straight-line amortization of compensation expenses is recorded.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2018:

Options Outstanding			Options Exercisable
Number outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
17,244	2.0	$2.92	17,244	2.0	$2.92
18,812	2.4	$4.37	18,812	2.4	$4.37
2,090	3.4	$4.29	2,090	3.4	$4.29
41,809	3.5	$4.74	41,809	3.5	$4.74
49,120	4.3	$7.86	49,120	4.3	$7.86
89,000	8.7	$7.09	29,667	8.7	$7.09
218,075	5.6	$6.22	158,742	4.4	$5.90

Other Information

At December 31, 2018 and 2017, there were 79,437 and 88,812 shares available for issuance under the 2012 Plan. At December 31, 2018, there were 183,575 options outstanding issued under the 2012 Plan and 34,500 options outstanding issued under the Previous Plan.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 8—STOCK OPTIONS – STOCK COMPENSATION - Continued

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

The Company, in May 2017, granted 1,000 restricted shares of its Common Stock to each non-employee member of its Board of Directors, totaling 5,000 restricted shares. The Company determined that the fair value of these shares was $6.17 per share, which was the closing price of the Company’s Common Stock on the date of the grant. These shares could not have been traded earlier than the first anniversary of the grant date. As such, the Company ratably amortized the total non-cash compensation expense of approximately $30,000 in its selling, general and administrative expenses, through May 2018.

Treasury Stock

On August 9, 2017, the Company’s Board of Directors authorized the Company to repurchase up to 100,000 shares of its Common Stock over a period of up to twelve months (the “2017 Repurchase Program”). On August 24, 2017, it announced that, pursuant to the 2017 Repurchase Program, it had adopted a written trading plan in accordance with the guidelines specified under Rule 10b5-1 under the Securities Exchange Act of 1934. A plan under Rule 10b5-1 allows the Company to repurchase shares at times when it might otherwise be prevented from doing so by securities laws or because of self-imposed trading blackout periods. Repurchases made under the plan are subject to the SEC’s regulations, as well as certain price, market, volume, and timing constraints specified in the plan. Under the 2017 Repurchase Program, the Company repurchased 94,600 shares of its Common Stock at an aggregate cost of approximately $753,000.

On September 12, 2018, subsequent to the expiration of the 2017 Repurchase Program, the Company’s Board of Directors authorized the Company to repurchase up to 100,000 additional shares of its Common Stock (the “2018 Repurchase Program”) from time to time over the next twelve months through a 10b5-1 trading plan, and potentially through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. On September 14, 2018, the Company announced that, pursuant to the 2018 Repurchase Program, it had adopted a written trading plan in accordance with the guidelines specified under Rule 10b5-1 under the Securities Exchange Act of 1934. Repurchases made under the plan, that commenced on September 17, 2018, are subject to the SEC’s regulations, as well as certain price, market, volume, and timing constraints specified in the plan. Since the inception of the 2018 Repurchase Program through December 31, 2018, the Company repurchased 33,398 shares of its Common Stock at an aggregate cost of approximately $272,000.

In June 2018 and November 2018, the Company purchased 18,140 shares and 85,791 shares of its Common Stock in two separate, privately negotiated transactions. These transactions were outside of the 2018 Repurchase Program and the 2017 Repurchase Program, pursuant to additional authorization of the Company’s Board of Directors at a total cost of $150,000 and $698,000, respectively. The June 2018 purchase price per share was equal to five percent below the average of the closing price of its Common Stock for the three days prior to the transaction, with the November 2018 purchase price based on the average closing price over the three days prior to the date of transaction.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 9—DIVIDENDS

In March 2016, our Board of Directors approved the initiation of a dividend policy under which the Company intends to declare quarterly cash dividends to its stockholders in the amount of $0.05 per quarter. During 2018, our Board of Directors approved the payment of dividends of $0.05 per common share to the shareholders of record in February 2018, May 2018, August 2018, and November 2018. During 2017, our Board of Directors voted to approve the payment of four quarterly dividends. As such, in February 2017, May 2017, August 2017, and November 2017, the Company paid a $0.05 per share dividend to the shareholders of record. The aggregate of such dividend payments was approximately $723,000 and $722,000 for the year ended December 31, 2018 and 2017, respectively.

Our Board of Directors expects to maintain this dividend policy; however, the future declaration of dividends under this policy is dependent upon several factors, which include such things as our overall financial condition, results of operations, capital requirements and other factors our board may deem relevant.

  NOTE 10—INCOME TAXES

Income tax expense (benefit) from continuing operations in the consolidated statements of operations and comprehensive income (loss) consists of:

	Years Ended December 31,
	2018	2017
Current:
Federal	$(39,000)	$(373,000)
State and local	24,000	36,000
Foreign	19,000	62,000
Total current	4,000	(275,000)
Deferred:
Federal	268,000	980,000
State and local	(15,000)	(63,000)
Foreign	(4,000)	(7,000)
Total deferred	249,000	910,000
Totals	$253,000	$635,000

At December 31, 2018, the Company had Federal net operating loss carryforwards of approximately $1,617,000 which do not expire. The Company has state net operating loss carryforwards of approximately $4,084,000, which expire through 2038.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes included, but are not limited to, a corporate tax rate decrease from 35% to 21%, effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. The Company calculated its best estimate of the impact of the Act as it related to the revaluation of deferred tax assets and liabilities and the deemed repatriated earnings in its consolidated financial statements for the year ended December 31, 2017. During 2018, the Company finalized its computation of the impact of the Act.

As a result of the Act, the Company remeasured its U.S. Federal deferred tax assets and liabilities at the rate they are expected to reverse in the future. The Company recorded a cumulative charge of $588,000 ($0 in 2018 and $588,000 charge in 2017), The Act requires a mandatory deemed repatriation of post-1986 undistributed foreign earnings, which results in a one-time transition tax. The Company recorded a cumulative charge of $16,000 ($39,000 benefit in 2017 and $55,000 charge in 2017).

 In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance allows companies to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which they are subject to the rules (the period cost method), or (ii) account for GILTI in the Company’s measurement of deferred taxes (the deferred method). After completing the analysis of the GILTI provisions, the Company elected to account for GILTI using the period cost method.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 10—INCOME TAXES – Continued

Deferred tax assets (liabilities) consist of:

	December 31,
	2018	2017
Deferred tax assets:
Bad debt reserves	$17,000	$15,000
Inventory reserves	615,000	570,000
Warranty and other reserves	78,000	121,000
Stock-based compensation	184,000	240,000
Goodwill	940,000	1,066,000
Acquisition costs	170,000	58,000
Net operating losses - federal	340,000	—
Net operating losses - state	91,000	66,000
Other	18,000	8,000
	2,453,000	2,144,000
Deferred tax (liabilities):
Prepaid expenses	(373,000)	(152,000)
Depreciation	(732,000)	(481,000)
Intangibles	(720,000)	(639,000)
Net deferred tax assets	$628,000	$872,000

The components of income (loss) before income taxes consisted of the following:

	Years ended December 31,
	2018	2017
United States operations	$1,004,000	$(476,000)
International operations	105,000	227,000
Income before tax	$1,109,000	$(249,000)

A reconciliation of the Federal statutory rate to the total effective tax rate applicable to income (loss) is as follows:

	Years ended December 31,
	2018	2017
Federal income tax computed at statutory rates	21.0%	(34.0)%
(Decrease) increase in taxes resulting from:
State and local taxes, net of Federal tax benefit	0.6	(7.2)
Permanent differences - net	5.2	11.6
Foreign rate differential	(0.7)	(9.2)
Tax Cuts and Jobs Act of 2017	(3.4)	257.6
Share based compensation	—	46.4
Other	0.1	(10.2)
Income tax expense	22.8%	255.0%

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 10—INCOME TAXES - Continued

The Company follows the authoritative guidance issued by the FASB that pertains to the accounting for uncertain tax matters. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Balance January 1, 2017	$311,000
Lapse of statute of limitations	(311,000)
Balance at January 1, 2018	—
Lapse of statute of limitations	—

Balance December 31, 2018	$—

In connection with one of the acquisitions that occurred in 2014, the Company, in accordance with the ASC 740-10, had recorded an uncertain tax position.  The parties to such transaction entered into a tax exposure-related escrow agreement, which together with the indemnity obligations of the seller, the Company believed adequately covered the entire potential exposure related to the uncertain tax position. As a result, such liability was offset by an indemnification asset recorded in Prepaid expenses and other current assets in the consolidated balance sheet. During 2017, the statute of limitations lapsed and the Company no longer has a liability for an uncertain tax position.

The Company files a consolidated Federal tax return. The Company and certain of its subsidiaries file tax returns in various U.S. state jurisdictions. Its foreign subsidiary, UAT, files in the United Kingdom. With few exceptions, the years that remain subject to examination are the years ended December 31, 2015 through December 31, 2018. During the current year, the Internal Revenue Service completed the examination of the Company’s tax return for the year ended December 31, 2015 which resulted in the tax return being accepted as filed.

Interest and penalties, if any, related to income tax liabilities are included in income tax expense.

NOTE 11—COMMITMENTS AND CONTINGENCIES

(a) The Company maintains a contributory defined contribution plan that covers all eligible employees. All contributions to this plan are discretionary. Amounts recognized as expense for contributions to this plan were $380,000 and $353,000 for the years ended December 31, 2018 and 2017, respectively.

(b) At December 31, 2018 and 2017, the Company had open purchase order commitments totaling approximately $6,700,000 and $7,138,000, respectively.

(c) From time to time, the Company may be a defendant or co-defendant in actions brought about in the ordinary course of conducting our business.

(d) The Company leases certain facilities and equipment through 2023. Generally, the facility leases carry renewal provisions and require the Company to pay maintenance costs. Rental payments may be adjusted for increases in taxes and insurance above specified amounts. Operating lease expense for 2018 and 2017 was $389,000 and $388,000, respectively. Future minimum payments under non-cancelable operating leases with initial or remaining terms of more than one year as of December 31, 2018 were as follows:

2019	$333,000
2020	131,000
2021	42,000
2022	13,000
2023	4,000

$523,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 12—SUBSEQUENT EVENTS

On February 8, 2019, the Company entered into Amendment No. 5 to the Second Amended and Restated Loan and Security Agreement with Capital One (the “2019 Amendment”). The 2019 Amendment, among other things, extended the termination date of the Credit Agreement to February 8, 2024, set the Capex line to $2,000,000, increased the Eligible Inventory (as defined in the Credit Agreement) to $10,000,000 from $8,000,000, and reduced certain fees and charges.

On February 14, 2019, the Company entered into an agreement to repurchase 389,909 shares of its common stock from certain funds and accounts advised or sub-advised by Fidelity Management & Research Company or one of its affiliates in a privately negotiated transaction at approximately $7.62 per share for a total purchase price of $2,971,000. On February 15, 2019, the Company completed this transaction. Further, on February 14, 2019, the Company enter into Amendment No. 6 to the Second Amended and Restated Loan and Security Agreement with Capital One which permitted the Company to complete the above transaction.

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company's management, with the participation of the Company's CEO and CFO, evaluated, as of December 31, 2018, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of December 31, 2018, the Company’s management, including its CEO and CFO, concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

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

The Company carried out an evaluation, under the supervision and with the participation of its Management, including its CEO and CFO, of the effectiveness of the design and operation of its internal control over financial reporting, as of December 31, 2018. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s Management, including its CEO and CFO concluded that its internal control over financial reporting was effective at December 31, 2018.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recently completed quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information

None

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information required by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is incorporated by reference to the Company’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in May 2019, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s year ended December 31, 2018.

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

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

			Page
a)	List of Financial Statements, Financial Statement Schedules, and Exhibits
	(1)	List of Financial Statements
		The consolidated financial statements of the Company and its subsidiaries are included in Item 8 of Part II of this report.	22
	(2)	All schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
	(3)	List of Exhibits	55

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit
Number	Description of Exhibit

2.1	Asset Purchase Agreement, dated as of April 5, 2017, by and among Bonanza Holdings Corp. (now known as Jiffy Air Tool, Inc.), Jack E. Pettit, Jiffy Air Tool, Inc. (now known as Jack E. Pettit Enterprises, Inc.) and The Jack E. Pettit—1996 Trust. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated April 5. 2017).

2.2	Purchase and Sale Agreement and Joint Escrow Instructions, dated as of April 5, 2017, by and among Jiffy Air Tool, Inc. (now known as Jack E. Pettit Enterprises, Inc.) and Bonanza Properties Corp. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated April 5. 2017).

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

3.2	By-laws of the Registrant (as amended on September 19, 2016) (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated September 19, 2016).

10.1	Amended and Restated Loan and Security Agreement dated as of August 13, 2014, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc., ATSCO Holdings Corp., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P., and Capital One Business Credit Corporation, as lender and agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 13, 2014).

10.2	Second Amended and Restated Revolver Note dated as of August 13, 2014 by the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc. and ATSCO Holdings Corp., in favor of and Capital One Business Credit Corporation (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 13, 2014).

10.3	Tranche A Term Loan Note dated as of August 13, 2014 by the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc. and ATSCO Holdings Corp in favor of and Capital One Business Credit Corporation (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated August 13, 2014).

10.4	Tranche B Term Loan Note dated as of August 13, 2014 by the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc. and ATSCO Holdings Corp in favor of and Capital One Business Credit Corporation (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated August 13, 2014).

10.5	Amended and Restated Capex Loan Note dated as of August 13, 2014 by the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc. and ATSCO Holdings Corp in favor of and Capital One Business Credit Corporation. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated August 13, 2014).

Exhibit
Number	Description of Exhibit

10.6	Waiver and Amendment No. 1 to the Amended and Restated Loan and Security Agreement, dated as of October 14, 2014, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc., ATSCO Holdings Corp, Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P., and Capital One Business Credit Corporation, as lender and agent (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 14, 2014).

10.7	Consent and Second Amendment to Amended and Restated Loan and Security Agreement, dated as of February 11, 2016, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc., ATSCO Holdings Corp, Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P, and Capital One, National Association, as lender and agent (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 11, 2016).

10.8	Third Amendment to Amended and Restated Loan and Security Agreement, dated as of March 31, 2016, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Nationwide Industries, Inc., ATSCO Holdings Corp, Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P, and Capital One, National Association, as lender and agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 31, 2016).

10.9	Second Amended and Restated Loan and Security Agreement dated as of April 5, 2017, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., ATSCO Holdings Corp, Jiffy Air Tool, Inc. (formerly known as Bonanza Holdings Corp.), Bonanza Properties Corp., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P, and Capital One, National Association, as lender and agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 5, 2017).

10.10	Third Amended and Restated Revolver Note dated as of April 5, 2017, by the Registrant, Florida Pneumatic Manufacturing Corporation and Hy-Tech Machine, Inc. in favor of Capital One, National Association (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 5, 2017).

10.11	Amended and Restated Tranche A Term Loan Note dated as of April 5, 2017 by the Registrant, Florida Pneumatic Manufacturing Corporation and Hy-Tech Machine, Inc. in favor of Capital One, National Association (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated April 5, 2017).

10.12	Second Amended and Restated Capex Loan Note dated as of April 5, 2017 by the Registrant, Florida Pneumatic Manufacturing Corporation and Hy-Tech Machine, Inc. in favor of Capital One, National Association (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated April 5, 2017).

10.13	Amendment No. 1 to Second Amended and Restated Loan and Security Agreement, dated as of August 9, 2017, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., ATSCO Holdings Corp, Jiffy Air Tool, Inc. (formerly known as Bonanza Holdings Corp.), Bonanza Properties Corp., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P, and Capital One, National Association, as lender and agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 20, 2017).

10.14	Amendment No. 2 to Second Amended and Restated Loan and Security Agreement, dated as of June 21, 2018, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., ATSCO Holdings Corp, Jiffy Air Tool, Inc., Bonanza Properties Corp., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P, and Capital One, National Association, as lender and agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 27, 2018).

10.15	Amendment No. 3 to Second Amended and Restated Loan and Security Agreement, dated as of October 1, 2018, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., ATSCO Holdings Corp, Jiffy Air Tool, Inc., Bonanza Properties Corp., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P, and Capital One, National Association, as lender and agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 1, 2018).

Exhibit
Number	Description of Exhibit

10.16	Amendment No. 4 to Second Amended and Restated Loan and Security Agreement, dated as of November 16, 2018, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., ATSCO Holdings Corp, Jiffy Air Tool, Inc., Bonanza Properties Corp., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P, and Capital One, National Association, as lender and agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 16, 2018).

10.17	Amendment No. 5 to Second Amended and Restated Loan and Security Agreement, dated as of February 8, 2019, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., ATSCO Holdings Corp, Jiffy Air Tool, Inc., Bonanza Properties Corp., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc. and Capital One, National Association, as lender and agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 8, 2019).

10.18	Third Amended and Restated Capex Loan Note dated as of February 8, 2019 by the Registrant, Florida Pneumatic Manufacturing Corporation and Hy-Tech Machine, Inc. in favor of Capital One, National Association (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 8, 2019).

10.19	Purchase Agreement, dated as of February 14, 2019, by and among the Registrant and the Fidelity Puritan Trust: Fidelity Low-Priced Stock Fund, Fidelity Low Priced Stock Commingled Pool and Fidelity Puritan Trust: Fidelity Low-Priced Stock K6 Fund (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 14, 2019).

10.20	Amendment No. 6 to Second Amended and Restated Loan and Security Agreement, dated as of February 14, 2019, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., ATSCO Holdings Corp, Jiffy Air Tool, Inc., Bonanza Properties Corp., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc. and Capital One, National Association, as lender and agent (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 14, 2019).

10.21	*Agreement, dated February 14, 2019, between Richard A. Horowitz and the Board of Directors of the Registrant (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 14, 2019).

10.22	*Executive Employment Agreement, dated as of January 1, 2015, between the Registrant and Richard A. Horowitz (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 5, 2015).

10.23

*Executive Employment Agreement, dated as of January 1, 2019, between the Registrant and Richard A. Horowitz (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 24, 2018).

10.24	*2002 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

Exhibit
Number	Description of Exhibit

10.25	*2012 Stock Incentive Plan of the Registrant (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement with respect to the Registrant’s 2012 Annual Meeting of Stockholders).

10.26	*Amended and Restated Executive 162(m) Bonus Plan of the Registrant effective as of May 20, 2015 (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement with respect to the Registrant’s 2015 Annual Meeting of Stockholders).

10.27

*Executive Employment Agreement, dated as of January 1, 2015, between the Registrant and Joseph A. Molino, Jr. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 2, 2015).

10.28	*Executive Employment Agreement, dated as of January 1, 2018, between the Registrant and Joseph A. Molino, Jr. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 30, 2018).

10.29

*Amendment No. 1 to Executive Employment Agreement, dated as of March 5, 2019, between the Company and Joseph A. Molino, Jr. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 5, 2019).

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

P&F INDUSTRIES, INC.

(Registrant)

By:	/s/ Richard A. Horowitz	By:	/s/ Joseph A. Molino, Jr.
	Richard A. Horowitz		Joseph A. Molino, Jr.
	Chairman of the Board		Vice President
	President		Principal Financial and
	Principal Executive Officer		Accounting Officer
	Date: March 29, 2019		Date: March 29, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Richard A. Horowitz	Director	March 29, 2019
Richard A. Horowitz

/s/ Jeffrey D. Franklin	Director	March 29, 2019
Jeffrey D. Franklin

/s/ Howard Brod Brownstein	Director	March 29, 2019
Howard Brod Brownstein

/s/ Kenneth M. Scheriff	Director	March 29, 2019
Kenneth M. Scheriff

/s/ Mitchell A. Solomon	Director	March 29, 2019
Mitchell A. Solomon

/s/ Richard Randall	Director	March 29, 2019
Richard Randall

