Form 10-Q
period 2019-03-31
P&F INDUSTRIES INC
filed 2019-05-10
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 7, 2019, there were 3,166,225 shares of the registrant’s Class A Common Stock outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common Stock, $1.00 par value	PFIN	NASDAQ

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS

Cash	$898,000	$999,000
Accounts receivable — net	8,996,000	9,574,000
Inventories	20,607,000	20,496,000
Prepaid expenses and other current assets	1,367,000	1,137,000
TOTAL CURRENT ASSETS	31,868,000	32,206,000

PROPERTY AND EQUIPMENT
Land	1,281,000	1,281,000
Buildings and improvements	6,262,000	6,262,000
Machinery and equipment	23,059,000	22,612,000
	30,602,000	30,155,000
Less accumulated depreciation and amortization	20,748,000	20,380,000
NET PROPERTY AND EQUIPMENT	9,854,000	9,775,000

GOODWILL	4,440,000	4,436,000

OTHER INTANGIBLE ASSETS — net	7,640,000	7,800,000

DEFERRED INCOME TAXES — net	651,000	628,000

OTHER ASSETS — net	1,212,000	741,000

TOTAL ASSETS	$55,665,000	$55,586,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Short-term borrowings	$6,354,000	$2,096,000
Accounts payable	2,709,000	2,755,000
Accrued compensation and benefits	1,056,000	2,336,000
Accrued other liabilities	1,123,000	1,243,000
Current maturities of long-term debt	80,000	453,000
Other current liabilities	1,296,000	1,000,000
TOTAL CURRENT LIABILITIES	12,618,000	9,883,000

Long–term debt, less current maturities	353,000	—
Other liabilities	459,000	168,000

TOTAL LIABILITIES	13,430,000	10,051,000

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued – 4,410,000 at March 31, 2019 and December 31, 2018	4,410,000	4,410,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	13,946,000	13,904,000
Retained earnings	34,404,000	34,588,000
Treasury stock, at cost –1,234,000 shares at March 31, 2019 and 816,000 shares at December 31, 2018	(9,897,000)	(6,695,000)
Accumulated other comprehensive loss	(628,000)	(672,000)

TOTAL SHAREHOLDERS’ EQUITY	42,235,000	45,535,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$55,665,000	$55,586,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(unaudited)

	Three months
	ended March 31,
	2019	2018

Net revenue	$14,322,000	$15,742,000
Cost of sales	9,041,000	10,314,000
Gross profit	5,281,000	5,428,000
Selling, general and administrative expenses	5,269,000	5,274,000
Operating income	12,000	154,000
Other expenses	—	29,000
Interest expense	63,000	37,000
(Loss) income before income taxes	(51,000)	88,000
Income tax (benefit) expense	(25,000)	23,000
Net (loss) income	$(26,000)	$65,000

Basic and diluted (loss) earnings per share	$(0.01)	$0.02

Weighted average common shares outstanding:

Basic	3,381,000	3,583,000
Diluted	3,381,000	3,745,000

Net (loss) income	$(26,000)	$65,000
Other comprehensive income - foreign currency translation adjustment	44,000	96,000
Total comprehensive income	$18,000	$161,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

Three Months Ended March 31, 2019:

		Class A common stock, $1 par		Additional paid-in	Retained	Treasury stock		Accumulated other comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss

Balance January 1, 2019	$45,535,000	4,410,000	$4,410,000	$13,904,000	$34,588,000	(816,000)	$(6,695,000)	$(672,000)

Net loss	(26,000)	—	—	—	(26,000)	—	—	—

Restricted common stock compensation	13,000	—	—	13,000	—	—	—	—

Purchase of Class A common stock	(3,202,000)	—	—	—	—	(418,000)	(3,202,000)	—

Stock-based compensation	29,000	—	—	29,000	—	—	—	—

Dividends	(158,000)	—	—	—	(158,000)	—	—	—

Foreign currency translation adjustment	44,000	—	—	—	—	—	—	44,000

Balance, March 31, 2019	$42,235,000	4,410,000	$4,410,000	$13,946,000	$34,404,000	(1,234,000)	$(9,897,000)	$(628,000)

Three Months Ended March 31, 2018

		Class A common stock, $1 par		Additional paid-in	Retained	Treasury stock		Accumulated other comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss

Balance, January 1, 2018	$46,013,000	4,203,000	$4,203,000	$13,064,000	$34,455,000	(631,000)	$(5,179,000)	$(530,000)

Net income	65,000	—	—	—	65,000	—	—	—

Exercise of stock options	105,000	26,000	26,000	79,000	—	—	—	—

Restricted common stock compensation	7,000	—	—	7,000	—	—	—	—

Purchase of Class A common stock	(82,000)	—	—	—	—	(10,000)	(82,000)	—

Stock-based compensation	60,000	—	—	60,000	—	—	—	—

Dividends	(180,000)	—	—	—	(180,000)	—	—	—

Foreign currency translation adjustment	96,000	—	—	—	—	—	—	96,000

Balance, March 31, 2018	$46,084,000	4,229,000	$4,229,000	$13,210,000	$34,340,000	(641,000)	$(5,261,000)	$(434,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months
	ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net (loss) income	$(26,000)	$65,000

Adjustments to reconcile net (loss) income to net cash used in operating activities:

Non-cash charges:
Depreciation and amortization	389,000	335,000
Amortization of other intangible assets	172,000	179,000
Amortization of debt issue costs	15,000	23,000
Amortization of consideration payable to customer	67,000	—
Recovery of losses on accounts receivable - net	(69,000)	(1,000)
Stock-based compensation	29,000	60,000
Loss on sale of fixed assets	6,000	1,000
Restricted stock-based compensation	13,000	7,000
Deferred income taxes	(25,000)	21,000
Fair value increase in contingent consideration	—	29,000

Changes in operating assets and liabilities:
Accounts receivable	654,000	(603,000)
Inventories	(88,000)	961,000
Prepaid expenses and other current assets	(207,000)	(200,000)
Other assets	81,000	—
Accounts payable	(48,000)	287,000
Accrued compensation and benefits	(1,282,000)	(985,000)
Accrued other liabilities and other current liabilities	(133,000)	(328,000)
Other liabilities	(38,000)	(5,000)
Total adjustments	(464,000)	(219,000)
Net cash used in operating activities	(490,000)	(154,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months
	ended March 31,
	2019	2018
Cash Flows from Investing Activities:
Capital expenditures	$(485,000)	$(570,000)
Proceeds from disposal of assets	11,000	10,000
Net cash used in investing activities	(474,000)	(560,000)

Cash Flows from Financing Activities:
Dividend payments	(158,000)	(180,000)
Proceeds from exercise of stock options	—	105,000
Purchase of Class A common stock	(3,202,000)	(82,000)
Net proceeds from short-term borrowings	4,258,000	1,313,000
Bank finance costs	(20,000)	—
Repayments of loan term debt	(20,000)	—
Net cash provided by financing activities	858,000	1,156,000

Effect of exchange rate changes on cash	5,000	21,000
Net (decrease) increase in cash	(101,000)	463,000
Cash at beginning of period	999,000	1,241,000
Cash at end of period	$898,000	$1,704,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$37,000	$16,000
Income taxes	$—	$2,000
Cash paid for amounts included in the measurement of operating lease liabilities	$4,000	$—

Noncash information:
Right of Use (“ROU”) assets recognized for new operating lease liabilities	$80,000	$—
Operating lease liability related to ROU asset recognized upon adoption of ASC 842	$577,000	$—

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

The consolidated balance sheet information as of December 31, 2018 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”). The interim financial statements contained herein should be read in conjunction with the 2018 Form 10-K.

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

Customer concentration

At March 31, 2019 and December 31, 2018, accounts receivable from The Home Depot was 25.5% and 32.6%, respectively, of our total accounts receivable. Additionally, revenue from The Home Depot during the three-month periods ended March 31, 2019 and 2018 were 17.6% and 23.5%, respectively, of our total revenue. There were no other customers that accounted for more than 10% of our consolidated revenue during the three-month periods ended March 31, 2019 or 2018.

Reclassification

Certain amounts in the consolidated financial statements of the Company have been reclassified to conform to classifications used in the current year. The reclassifications had no effect on previously reported results of operations or retained earnings.

The Company

P&F is a Delaware corporation incorporated on April 19, 1963. The Company conducts its business through a wholly-owned subsidiary, Continental Tool Group, Inc. (“Continental”), which in turn operates through its wholly-owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”). Exhaust Technologies Inc. (“ETI”) and Universal Air Tool Company Limited (“UAT”), Jiffy Air Tool, Inc. (“Jiffy”) are wholly-owned subsidiaries of Florida Pneumatic. Lastly, the business of Air Tool Service Company (“ATSCO”) operates through a wholly-owned subsidiary of Hy-Tech.

Florida Pneumatic imports, manufactures and sells pneumatic hand tools, which are of the Company’s own design, primarily to the retail, industrial, automotive and aerospace markets.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES – (continued)

The Company– (continued)

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

Management Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses in those financial statements.  Certain significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, inventory, goodwill, intangible assets and other long-lived assets, contingent consideration, income taxes and deferred taxes.  Descriptions of these policies are discussed in the Company’s 2018 Form 10-K.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate.  As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions.  Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Significant Accounting Policies

The Company’s significant accounting policies are described in "Note 1: Summary of Significant Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2018. The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2016-02 in February 2016, which was amended in some respects by subsequent ASUs (collectively the “leases standard” or “ASC 842”). The Company’s significant accounting policy relating to the adoption of ASC 842, which was effective January 1, 2019, is discussed below.

Lease Accounting

On January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) ASC 842 “Leases” using the initial date of adoption method, whereby the adoption does not impact any periods prior to 2019. ASC Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases’ guidance. The Company recorded an operating Right of Use (“ROU”) asset of $553,000, and an operating lease liability of $577,000 as of January 1, 2019. The difference between the initial operating ROU asset and operating lease liability of $24,000 is accrued rent previously recorded under ASC 840. The Company elected to adopt the package of practical expedients and, accordingly, did not reassess any previously expired or existing arrangements and related classifications under ASC 840.

If the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate as the discount rate. The Company uses its best judgement when determining the incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term to the lease payments in a similar currency.

The Company’s operating leases include vehicles, office space and the use of real property. The Company has not identified any material finance leases as of March 31, 2019.

For the three months ended March 31, 2019, the Company had $80,000 in Operating lease expense.

As of March 31, 2019, the Company had a net ROU asset of $552,000 in Other Assets, a current operating lease liability of $271,000 in Other current liabilities, and a long-term operating lease liability of $296,000 in Other liabilities.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES – (continued)

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of March 31, 2019:

As of March 31, 2019
2019 (excluding the three months ended March 31, 2019)	$239,000
2020	142,000
2021	114,000
2022	76,000
2023	44,000
Total operating lease payments	615,000
Less imputed interest	(48,000)
Total operating lease liabilities	$567,000

Weighted-average remaining lease term	3.1 years
Weighted-average discount rate	5.3%

The Company analyzes its revenue as follows:

Florida Pneumatic markets its air tool products to four primary sectors within the pneumatic tool market; Retail, Automotive, Aerospace and Industrial.

	Three months ended March 31,
	2019		2018		Decrease
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Automotive	$3,866,000	37.0%	$3,938,000	32.1%	$(72,000)	(1.8)%
Retail	2,709,000	26.0	4,090,000	33.4	(1,381,000)	(33.8)
Aerospace	2,360,000	22.6	2,670,000	21.8	(310,000)	(11.6)
Industrial	1,325,000	12.7	1,364,000	11.1	(39,000)	(2.9)
Other	180,000	1.7	202,000	1.6	(22,000)	(10.9)
Total	$10,440,000	100.0%	$12,264,000	100.0%	$(1,824,000)	(14.9)%

Hy-Tech designs, manufactures and sells a wide range of industrial products under the brands ATP, ATSCO and OZAT, which are categorized as “ATP” for reporting purposes, and also include products such as heavy-duty air tools. Our “Engineered Solutions” is in included in the OEM category in the table below. Currently NUMATX, Thaxton and other peripheral product lines are reported as “Other” below.

	Three months ended March 31,
	2019		2018		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
ATP	$1,986,000	51.2%	$2,357,000	67.8%	$(371,000)	(15.7)%
OEM	1,476,000	38.0	666,000	19.1	810,000	121.6
Other	420,000	10.8	455,000	13.1	(35,000)	(7.7)
Total	$3,882,000	100.0%	$3,478,000	100.0%	$404,000	11.6%

New Accounting Pronouncements

The Company does not believe that any other recently issued and effective accounting standard would have a material effect on its consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 – (LOSS) EARNINGS PER SHARE

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

The following table sets forth the elements of basic and diluted (loss) earnings per common share:

	Three months ended
	March 31,
	2019	2018
Numerator for basic and diluted (loss) earnings per common share:

Net (loss) income	$(26,000)	$65,000

Denominator:
For basic (loss) earnings per share - weighted average common shares outstanding	3,381,000	3,583,000
Dilutive securities (1)	—	162,000
For diluted (loss) earnings per share - weighted average common shares outstanding	3,381,000	3,745,000

(1)	Dilutive securities consist of “in the money” stock options.

At March 31, 2019 and 2018, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Common Stock for the period. Options for the three months ended March 31, 2019 are anti-dilutive and are excluded from the computation of diluted (loss) earnings per share. The weighted average of anti-dilutive stock options outstanding was as follows:

	Three months ended
	March 31,
	2019	2018
Weighted average antidilutive stock options outstanding	8,000	49,000

NOTE 3 – STOCK-BASED COMPENSATION

During the three-month period ended March 31, 2019, the Company granted 8,000 options to non-executives. The exercise price of these options is $8.55 per option, and will expire in February 2029. Further, one third of these options vest on the anniversary date of the grant for the next three years.

The Company estimated the fair value of these options using the following assumptions:

Risk-free interest rate	2.73%
Expected term (in years)	10 years
Volatility	62.08%
Dividend yield	2.34%
Weighted average fair value of options granted	$4.60

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 – STOCK-BASED COMPENSATION – (Continued)

The following is a summary of the changes in outstanding options during the three-month period ended March 31, 2019:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2019	218,075	$6.22	5.6	$335,310
Granted	8,000	8.55
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, March 31, 2019	226,075	$6.30	5.5	$424,878
Vested, March 31, 2019	158,742	$5.90	4.2	$360,798

	Option Shares	Weighted Average Grant- Date Fair Value
Non-vested options, January 1, 2019	59,333	$4.41
Granted	8,000	4.60
Vested	—	—
Forfeited	—	—
Non-vested options, March 31, 2019	67,333	$4.44

The number of shares of Common Stock available for issuance under the P&F Industries, Inc. 2012 Stock Incentive Plan (the “2012 Plan”) as of March 31, 2019 was 71,437. Further, at March 31, 2019, there were 191,575 options outstanding issued under the 2012 Plan and 34,500 options outstanding issued under the 2002 Stock Incentive Plan.

Restricted Stock

The Company, in May 2018, granted 1,250 restricted shares of its Common Stock to each non-employee member of its Board of Directors, totaling 6,250 restricted shares. The Company determined that the fair value of these shares was $8.43 per share, which was the closing price of the Company’s Common Stock on the date of the grant. These shares cannot be traded earlier than the first anniversary of the grant date. The Company will ratably amortize the total non-cash compensation expense of approximately $53,000 to selling, general and administrative expenses through May 2019.

Treasury Stock

On February 14, 2019, the Company entered into an agreement to repurchase 389,909 shares of its common stock from certain funds and accounts advised or sub-advised by Fidelity Management & Research Company or one of its affiliates in a privately negotiated transaction at approximately $7.62 per share for a total purchase price of $2,971,000. On February 15, 2019, the Company completed this transaction. On February 14, 2019, the Company entered into Amendment No. 6 to the Second Amended and Restated Loan and Security Agreement with Capital One, which permitted the Company to complete the above transaction.

On September 12, 2018, subsequent to the expiration of a repurchase plan (the “2017 Repurchase Program”) that was adopted by the Board of Directors in 2017, the Company’s Board of Directors authorized the Company to repurchase up to 100,000 additional shares of its Common Stock (the “2018 Repurchase Program”) from time to time over the next twelve months through a 10b5-1 trading plan, and potentially through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. On September 14, 2018, the Company announced that, pursuant to the 2018 Repurchase Program, it had adopted a written trading plan in accordance with the guidelines specified under Rule 10b5-1 under the Securities Exchange Act of 1934. Repurchases made under the plan, that commenced on September 17, 2018, are subject to the SEC’s regulations, as well as certain price, market, volume, and timing constraints specified in the plan. Since the inception of the 2018 Repurchase Program through March 31, 2019, the Company repurchased 61,905 shares of its Common Stock at an aggregate cost of approximately $503,000. During the three-month period ended March 31, 2019, the Company repurchased 28,507 shares of its Common Stock at an aggregate cost of approximately $231,000.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 – FAIR VALUE MEASUREMENTS

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

As of March 31, 2019, and December 31, 2018, the carrying amounts reflected in the accompanying consolidated balance sheets for current assets and current liabilities approximated fair value due to the short-term nature of these accounts.

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

NOTE 5 – ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	March 31, 2019	December 31, 2018
Accounts receivable	$9,200,000	$9,847,000
Allowance for doubtful accounts, sales discounts and chargebacks	(204,000)	(273,000)
	$8,996,000	$9,574,000

NOTE 6 – INVENTORIES

Inventories consist of:

	March 31, 2019	December 31, 2018
Raw material	$2,230,000	$1,963,000
Work in process	1,736,000	1,924,000
Finished goods	16,641,000	16,609,000
	$20,607,000	$20,496,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

Balance, January 1, 2019	$4,436,000
Currency translation adjustment	4,000
Balance, March 31, 2019	$4,440,000

Other intangible assets were as follows:

	March 31, 2019			December 31, 2018
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships (1)	$6,827,000	$2,280,000	$4,547,000	$6,821,000	$2,135,000	$4,686,000
Trademarks and trade names (1)	2,316,000	—	2,316,000	2,308,000	—	2,308,000
Trademarks and trade names	200,000	35,000	165,000	200,000	32,000	168,000
Engineering drawings	330,000	209,000	121,000	330,000	202,000	128,000
Non-compete agreements (1)	235,000	226,000	9,000	233,000	223,000	10,000
Patents	1,405,000	923,000	482,000	1,405,000	905,000	500,000
Totals	$11,313,000	$3,673,000	$7,640,000	$11,297,000	$3,497,000	$7,800,000

(1)	A portion of these intangibles are maintained in a foreign currency, and are therefore subject to foreign exchange rate fluctuations.

Amortization expense of intangible assets subject to amortization was as follows:

Three months ended March 31,
2019	2018
$172,000	$179,000

The weighted average amortization period for intangible assets was as follows:

	March 31, 2019	December 31, 2018
Customer relationships	9.0	9.3
Trademarks and trade names	12.3	12.5
Engineering drawings	7.6	7.7
Non-compete agreements	2.0	2.3
Patents	7.7	7.9

Amortization expense for each of the next five years and thereafter is estimated to be as follows:

2020	$675,000
2021	639,000
2022	635,000
2023	635,000
2024	635,000
Thereafter	2,105,000
$5,324,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8 – DEBT

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

On February 8, 2019, the Company entered into Amendment No. 5 to the Second Amended and Restated Loan and Security Agreement with Capital One (“Amendment No.5”). Amendment No. 5, among other things, extended the termination date of the Credit Agreement to February 8, 2024, set the Capex line to $2,000,000, increased the Eligible Inventory (as defined in the Credit Agreement) to $10,000,000 from $8,000,000, and reduced certain fees and charges.

At the Company’s option, Revolver borrowings bear interest at either LIBOR (“London interbank Offered Rate”) or the Base Rate, as the term is defined in the Credit Agreement, plus an Applicable Margin, as defined in the Credit Agreement. The Company is subject to limitations on the number of LIBOR borrowings.

SHORT–TERM BORROWINGS

At March 31, 2019, short-term or Revolver borrowing was $6,354,000, compared to $2,096,000, at December 31, 2018. Applicable Margin Rates at March 31, 2019 and December 31, 2018 for LIBOR and Base Rates were 1.50% and 0.50%. Additionally, at March 31, 2019 and December 31, 2018, there was approximately $8,857,000 and $12,024,000, respectively, available to the Company under its Revolver arrangement.

The average balance of short-term borrowings during the three-month periods ended March 31, 2019 and 2018, were $4,076,000 and $1,847,000, respectively.

TERM LOAN BORROWINGS

There is a $100,000 Term Loan that is secured by mortgages on the real property, accounts receivable, inventory and equipment. The Term Loan borrowings can be at either LIBOR, or at the Base Rate, or a combination of the two plus the Applicable Margins. At March 31, 2019 and December 31, 2018, the total borrowing of this Term Loan was at LIBOR. The Applicable Margin for LIBOR at March 31, 2019 and December 31, 2018 was 1.5%.

In April 2018, the Company borrowed $400,000 against the Capex line. This borrowing is to be repaid in equal principal installments of approximately $6,700, payable monthly, with the balance due at its Maturity Date as defined in the Credit Agreement. Of the initial borrowing, $300,000 was at LIBOR plus Applicable Margin, with the balance of $100,000 at the Base Rate, or prime rate plus Applicable Margin. The Applicable Margin added to all Base Rate and LIBOR borrowings were 1.50% and 0.50%, respectively.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8 – DEBT – (Continued)

The Company’s Term loan borrowings are:

	March 31, 2019	December 31, 2018
Term Loan	$100,000	$100,000
Capex borrowing	333,000	354,000
Debt issue costs	—	(1,000)
	433,000	453,000
Less current maturities	80,000	453,000
	$353,000	$—

The Company provides Capital One monthly financial statements, borrowing base certificates and certificates of compliance with various financial covenants. Should an event of default occur, the interest rate would increase by two percent per annum during the period of default, in addition to other remedies provided to Capital One.

We believe that should a need arise whereby the current credit facility is insufficient; we can borrow additional amounts against our real property or other assets.

NOTE 9– DIVIDEND PAYMENTS

On March 8, 2019, the Company’s Board of Directors, in accordance with their dividend policy, declared a quarterly cash dividend of $0.05 per common share, which was paid on March 22, 2019, to shareholders of record at the close of business on March 18, 2019. The total amount of this dividend payment was approximately $158,000.

NOTE 10– SUBSEQUENT EVENTS

Florida Pneumatic entered into a purchase and sale agreement (the “PSA”) effective April 19, 2019 (the “Effective Date”) pursuant to which Florida Pneumatic agreed to sell (the “Sale”) certain real property located at 851 Jupiter Park Lane, Jupiter, Florida, as described in the PSA, including the building in which Florida Pneumatic conducts its primary operations (the “Property”), to Jupiter Warehouse Holdings LLC., a Florida limited liability company (the “Purchaser”), for a cash purchase price of $9,500,000.

The Sale, contingent upon completion of due diligence and other conditions set forth in the PSA, is expected to close by July 3, 2019; however, there is no guarantee that the Sale will close in the timeframe the Company expects, or at all.

Further, pursuant to the terms of the PSA, the parties have agreed to enter into a lease (the “Lease”). Pursuant to the terms of the Lease, upon the closing of the Sale, Florida Pneumatic would become the tenant with respect to approximately 42,000 square foot portion of the Property. The Lease would be for a term of five years, with either party able to terminate after four years. The initial monthly Base Rent (as defined in the Lease) would be $32,345 with annual escalations of three percent, and Florida Pneumatic would also be responsible for certain other payments of Additional Rent (as defined in the Lease) as set forth in the Lease, including certain taxes, assessments and operating expenses. In connection with the Sale, Florida Pneumatic is obligated to construct a demising wall, obtain certain permits and cause the Property to be separately metered for electricity.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 10– SUBSEQUENT EVENTS – Continued

Additionally, effective as of April 19, 2019, the Company entered into Consent and Amendment No. 7 to the Second Amended and Restated Loan and Security Agreement (“Amendment No. 7”) with Capital One.

Amendment No. 7, among other things, modified the Credit Agreement by revising and adding certain defined terms and revising certain covenants, in each case as set forth in Amendment No. 7. Among other things, Amendment No. 7 provides for a consent of Capital One to the Sale, provided that, among other things, the proceeds are used in the manner set forth in Amendment No. 7. Furthermore, Amendment No. 7 suspends the requirement for the Company to be in compliance with the covenant relating to a Fixed Charge Coverage Ratio (as defined in the Credit Agreement) for the period from the Measurement Period (as defined in Amendment No. 7) ending April 30, 2019 through the Measurement Period ending March 31, 2020 (the “Fixed Charge Coverage Ratio Suspension Period”). Amendment No. 7 also establishes an Additional Availability Reserve (as defined in Amendment No. 7) of $5.0 million to be in place until the later of (i) the end of the Fixed Charge Coverage Ratio Suspension Period and (ii) the date of delivery by the Company of the requisite compliance certificate demonstrating compliance with the Fixed Charge Coverage Ratio covenant.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of P&F Industries, Inc. and subsidiaries (“P&F”, or the “Company”). P&F and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to shareholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “would,” “could,” “should,” and their opposites and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. Any forward-looking statements contained herein, including those related to the Company’s future performance, are based upon the Company’s historical performance and on current plans, estimates and expectations. All forward-looking statements involve risks and uncertainties. These risks and uncertainties could cause the Company’s actual results for all or part the 2019 fiscal year and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company for a number of reasons including, but not limited to:

•	Exposure to fluctuations in energy prices;
•	Debt and debt service requirements;
•	Borrowing and compliance with covenants under our credit facility;
•	Disruption in the global capital and credit markets;
•	The strength of the retail economy in the United States and abroad;
•	Risks associated with sourcing from overseas, including tariffs;
•	Importation delays;
•	Customer concentration;
•	Adverse changes in currency exchange rates;
•	Impairment of long-lived assets and goodwill;
•	Unforeseen inventory adjustments or changes in purchasing patterns;
•	Market acceptance of products;
•	Competition;
•	Technology;
•	Price reductions;
•	Interest rates;
•	Litigation and insurance;
•	Retention of key personnel;
•	Acquisition of businesses;
•	Regulatory environment;
•	The threat of terrorism and related political instability and economic uncertainty; and
•	Information technology system failures and attacks,

and those other risks and uncertainties described in its Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”) and its other reports and statements filed by the Company with the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise. The Company cautions you against relying on any of these forward-looking statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

OUR BUSINESS

P&F and each of its subsidiaries are herein referred to collectively as the “Company.” In addition, the words “we”, “our” and “us” refer to the Company. We conduct our business through a wholly-owned subsidiary, Continental Tool Group, Inc. (“Continental”), which in turn operates through its wholly-owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”). Exhaust Technologies Inc. (“ETI”), Universal Air Tool Company Limited (“UAT”) and Jiffy Air Tool, Inc. (“Jiffy”), are wholly-owned subsidiaries of Florida Pneumatic. The business of Air Tool Service Company (“ATSCO”) operates through a wholly-owned subsidiary of Hy-Tech.

Florida Pneumatic imports, manufactures and sells pneumatic hand tools, which are of our own design, primarily to the retail, industrial, automotive and aerospace markets.

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

Economic Measures

Much of our business is driven by the ebbs and flows of the general economic conditions in both the United States and, to a lesser extent, abroad. We focus on a wide array of customer types including but not limited to large retailers, aerospace manufacturers, large and small resellers of pneumatic tools and parts, and automotive related customers. We tend to track the general economic conditions of the United States, industrial production and general retail sales.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Descriptions of these policies are discussed in the 2018 Form 10-K, and in the Notes to these financial statements. Certain of these accounting policies require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities, revenues and expenses. On an ongoing basis, we evaluate estimates, including, but not limited to those related to bad debts, inventory reserves, goodwill and intangible assets, warranty reserves, taxes and deferred taxes. We base our estimates on historical data and experience, when available, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions.  Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

OVERVIEW

Key factors or events impacting our first quarter 2019 results of operations were:

•	Increased OEM revenue at Hy-Tech;

•	Declines in both Retail and Aerospace revenue at Florida Pneumatic; and

•	The impact of the implementation of a complete entity-wide information system at Hy-Tech adversely affecting absorption.

RESULTS OF OPERATIONS

Effective July 6, 2018, the Office of the United States Trade Representative (“USTR”) announced that an additional 25% tariff be imposed on certain Chinese-made products. This additional tariff raised the cost on a small number of products that we sell, primarily to The Home Depot (“THD”). We were able to pass through most of the costs associated with the additional tariffs. Further, the USTR announced that effective September 24, 2018, a new group of Chinese–made products was subject to an additional 10% tariff. The USTR stated that commencing January 1, 2019, an additional tariff of 15% would be imposed on this second group of products increasing the additional tariff to 25%.  It was later announced that this proposed additional 15% increase would be delayed until March 1, 2019. However, in February 2019, President Trump delayed imposing the additional 15% tariffs on Chinese goods.

Based on negotiations with our overseas suppliers and THD relating to the tariffs imposed on September 24, 2018, we were able to avoid substantially all of the impact of such tariffs effective January 1, 2019. There is no guarantee that we will be able to avoid some or all of the impact associated with potential additional 15% tariffs discussed above. Should we be unable to avoid such additional costs, our gross margin on these products will be severely impacted. This could cause us to terminate or alter certain customer relationships.

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

Other than the aforementioned, or matters that may be discussed below, there are no major trends or uncertainties that had, or we could have reasonably expected to have, a material impact on our revenue, nor was there any unusual or infrequent event, transaction or any significant economic change that materially affected our results of operations.

Unless otherwise discussed elsewhere in the Management’s Discussion and Analysis, we believe that our relationships with our key customers and suppliers remain satisfactory.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - (Continued)

The tables below provide an analysis of our net revenue from for the three-month periods ended March 31, 2019 and 2018.

	Three months ended March 31,
			(Decrease) increase
	2019	2018	$	%
Florida Pneumatic	$10,440,000	$12,264,000	$(1,824,000)	(14.9)%
Hy-Tech	3,882,000	3,478,000	404,000	11.6
Consolidated	$14,322,000	$15,742,000	$(1,420,000)	(9.0)%

Florida Pneumatic

Florida Pneumatic markets its air tool products to four primary sectors within the pneumatic tool market; Retail, Automotive, Aerospace and Industrial.

	Three months ended March 31,
	2019		2018		Decrease
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Automotive	$3,866,000	37.0%	$3,938,000	32.1%	$(72,000)	(1.8)%
Retail	2,709,000	26.0	4,090,000	33.4	(1,381,000)	(33.8)
Aerospace	2,360,000	22.6	2,670,000	21.8	(310,000)	(11.6)
Industrial	1,325,000	12.7	1,364,000	11.1	(39,000)	(2.9)
Other	180,000	1.7	202,000	1.6	(22,000)	(10.9)
Total	$10,440,000	100.0%	$12,264,000	100.0%	$(1,824,000)	(14.9)%

The most significant component to the decline in Florida Pneumatic’s first quarter 2019 revenue, compared to the same period in the prior year was lower sales to The Home Depot. We believe this reduction in revenue was due to The Home Depot being in an overstocked position at the end of 2018. We believe that once The Home Depot’s inventory normalizes, orders and shipments will rebound to levels similar to prior periods, however no assurance can be made this will occur. Additionally, shipments to Stanley Black and Decker, which acquired the Craftsman® brand in 2018, declined nearly $200,000, when comparing the first quarter of 2019 to the same period a year ago. We believe it is likely that shipments to Stanley Black and Decker will end sometime in 2019. The decline in our Aerospace revenue this quarter, compared to the first quarter of 2018 was due to shipments to a customer in the first quarter of 2018 not repeating in 2019. Lastly, Automotive revenue is down slightly, due to our decision to greatly curtail lower margin promotional sales.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - (Continued)

Hy-Tech

Hy-Tech designs, manufactures and sells a wide range of industrial products under the brands ATP, ATSCO and OZAT, which are categorized as “ATP” for reporting purposes and include products such as heavy-duty air tools. Our “Engineered Solutions” are included in the OEM category in the table below. Currently NUMATX, Thaxton and other peripheral product lines are reported as “Other” below.

	Three months ended March 31,
	2019		2018		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
ATP	$1,986,000	51.2%	$2,357,000	67.8%	$(371,000)	(15.7)%
OEM	1,476,000	38.0	666,000	19.1	810,000	121.6
Other	420,000	10.8	455,000	13.1	(35,000)	(7.7)
Total	$3,882,000	100.0%	$3,478,000	100.0%	$404,000	11.6%

Hy-Tech’s Engineered Solutions products offering, which is designed to market its engineering and manufacturing expertise, and develop different applications for their tools, motors and accessories continues to expand. Revenue from this offering during the first quarter of 2019 increased $962,000, when compared to the same three-month period in 2018, with other components within this group, down slightly. We believe the development of the Engineered Solutions offering will continue to provide Hy-Tech an opportunity to generate additional sources of revenue in the future. The decline in ATP revenue was driven primarily to a decline of $534,000 in lower margin ATSCO revenue, partially offset by improved OZAT and ATP tools sales.

Hy-Tech intends to continue to focus on expanding its Engineered Solutions, and other, newer expanding technologies and offerings. As such, it is possible that revenue from certain product lines and sectors, such as oil and gas, may decline.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

RESULTS OF OPERATIONS - (Continued)

Gross profit / margin

	Three Months Ended March 31,		Increase/(Decrease)
	2019	2018	Amount		%
Florida Pneumatic	$4,007,000	$4,177,000	$(170,000)		(4.1)%
As percent of respective revenue	38.4%	34.1%	4.3	% pts
Hy-Tech	$1,274,000	$1,251,000	$23,000		1.8
As percent of respective revenue	32.8%	36.0%	(3.2	)% pts
Total Tools	$5,281,000	$5,428,000	$(147,000)		(2.7)%
As percent of respective revenue	36.9%	34.5%	2.4	% pts

Several factors impacted Florida Pneumatic’s gross margin during the three-month period ended March 31, 2019. The most significant of which was the result of our decision to curtail AIRCAT promotional programs in 2019 that were offered during the first quarter of 2018. This decision helped improve AIRCAT margins by more than 9 percentage points. Partially offsetting the above was a decline in THD gross margin of approximately 3.3 percentage points. The lower THD gross margin was due primarily to the previously agreed upon two percent price reduction and to a lesser degree product mix.

The 3.2 percentage point decline in Hy-Tech’s gross margin stated in the table above, was due primarily to two factors: (i) unusually high costs incurred during the three-month period ended March 31, 2019, in areas such as repairs and maintenance and sample costs; and (ii) under absorption of manufacturing overhead. A complete enterprise-wide, information technologies system conversion which occurred during the first quarter of 2019 caused the facility to halt production for approximately three days.

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

During the first quarter of 2019, our SG&A was $5,269,000, compared to $5,274,000 for the same three-month period in 2018. Expense items of note include: (i) variable expenses, which include costs such as: commissions, advertising and promotional costs, travel and entertainment, and freight out, had a net decrease of $45,000; (ii) compensation expense which is comprised of base salaries and wages, accrued performance-based bonus incentives, associated payroll taxes and employee benefits, increased $66,000; (iii) professional fees increased $19,000, and (iv) our stock-based compensation declined $31,000.

Other Expense

While there were no Other expenses during the first quarter of 2019, the $29,000 incurred during the first quarter of 2018 represented an adjustment to the fair value of the contingent consideration obligation to the seller of the Jiffy business. This obligation of $1,000,000 is the maximum amount we are obligated to pay and is included in our Other current liabilities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

RESULTS OF OPERATIONS - (Continued)

Interest

	Three months ended March 31,		Increase (decrease)
	2019	2018	Amount
Interest expense attributable to:
Short-term borrowings	$43,000	$13,000	$30,000
Term loans, including Capital Expenditure Term Loans	5,000	1,000	4,000
Amortization expense of debt issue costs	15,000	23,000	(8,000)

Total	$63,000	$37,000	$26,000

The increase in short-term loan borrowings interest was driven primarily by greater borrowings against our Revolver, compared to the prior year. Our average balance of short-term borrowings during the three-month period ended March 31, 2019 was $4,076,000, compared to $1,847,000 during the same three-month period in 2018.

Income taxes

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis, and may change in subsequent interim periods. Accordingly, our effective tax rate for the three-month period ended March 31, 2019 was 49.0%, compared to the effective tax rate of 26.1% for the three-month period ended March 31, 2018. The Company’s effective tax rates for both periods were affected primarily by state taxes, non-deductible expenses and foreign tax rate differentials.

In addition to those items mentioned above that affected the Company’s effective tax rates was the Tax Cuts and Jobs Act (the “Act”) which was enacted on December 22, 2017. The Act reduced the U.S. federal corporate income tax rate from 35% to 21%. However, it eliminated the tax deductibility of certain performance-based compensation, which increased our effective tax rate, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries previously deferred from tax, generally eliminated U.S federal income taxes on dividends from foreign subsidiaries and created a new provision designed to tax global intangible low-taxed income.

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

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	March 31, 2019	December 31, 2018
Working Capital	$19,250,000	$22,323,000
Current Ratio	2.53 to 1	3.26 to 1
Shareholders’ Equity	$42,235,000	$45,535,000

Credit facility

Our Credit Facility is discussed in detail in Note 8 to our consolidated financial statements.

Cash flows

During the three-month period ended March 31, 2019, our net cash decreased to $898,000 from $999,000 at December 31, 2018.   Our total bank debt at March 31, 2019 was $6,787,000 and $2,555,000 at December 31, 2018. The total debt to total book capitalization (total debt divided by total debt plus equity) at March 31, 2019 was 13.8% and at December 31, 2018 was 5.3%. The most significant factor contributing to the increase in our bank debt was the decision in February 2019 to repurchase 389,909 shares of our Common Stock. See Note 3 to our consolidated financial statements for further details.

 During the three-month period ended March 31, 2019, we used $485,000 for capital expenditures, compared to $570,000 during the same period in the prior year.  Capital expenditures for the balance of 2019 are expected to be approximately $1,500,000, some of which may be financed through our credit facilities with Capital One, or financed through independent third-party financial institutions. The remaining 2019 capital expenditures will likely be for machinery and equipment, tooling and computer hardware and software.

In March 2019, our Board of Directors declared a quarterly cash dividend of $0.05 per share of our common stock, which was paid in March 2019. The total of such dividend payment was approximately $158,000. The Company continues to maintain the dividend policy; however, the declaration of dividends under this policy going forward is dependent upon our financial condition, results of operations, capital requirements and other factors deemed relevant by our Board of Directors.

Customer concentration

At March 31, 2019 and December 31, 2018, accounts receivable from The Home Depot was 25.5% and 32.6%, respectively, of our total accounts receivable. Additionally, revenue from The Home Depot during the three-month periods ended March 31, 2019 and 2018 were 17.6% and 23.5%, respectively, of our total revenue. There were no other customers that accounted for more than 10% of our consolidated revenue during the three-month periods ended March 31, 2019 or 2018.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Note 1 to our consolidated financial statements for a discussion of recent accounting standards and pronouncements.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

Not required.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated, as of March 31, 2019, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of March 31, 2019, the Company’s management, including its CEO and CFO, concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, identified in connection with the evaluation required by Exchange Act Rule 13a-15(d), that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to the legal proceedings disclosure described in our 2018 Form 10-K.

Item 1A.	Risk Factors

There were no material changes to the risk factors previously disclosed in our 2018 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

				Maximum
				Number
			Total Number of	of Shares
			Shares Purchased as	that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price	Announced Plan	Under the Plan
Period	Shares Purchased	Paid per Share	or Program (1)	or Program (1)

January 1, 2019 - January 31, 2019	13,179	$7.92	13,179	53,423
February 1, 2019 – February 28, 2019 (2)	403,332	$7.64	13,423	40,000
March 1, 2019 – March 31, 2019	1,905	$8.35	1,905	38,095

(1)	On September 14, 2018, the Company publicly announced that its Board of Directors authorized a new stock repurchase program and the Company adopted a new written trading plan thereunder for the purpose of repurchasing up to 100,000 shares of its Common Stock. This trading plan expires on September 16, 2019.
(2)	Includes 389,909 shares purchased by the Company at $7.62 per common share in a privately negotiated transaction that was not part of the adopted written trading plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

See “Exhibit Index” immediately following the signature page.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P&F INDUSTRIES, INC.
(Registrant)

/s/ JOSEPH A. MOLINO, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: May 10, 2019	(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit

10.1	Amendment No. 5 to Second Amended and Restated Loan and Security Agreement, dated as of February 8, 2019, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Jiffy Air Tool, Inc., ATSCO Holdings Corp., Bonanza Properties Corp., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies Inc., and Capital One, National Association, as lender and agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 8, 2019).

10.2	Third Amended and Restated Capex Loan Note, dated February 8, 2019, by the Registrant, Florida Pneumatic Manufacturing Corporation and Hy-Tech Machine, Inc. in favor of Capital One, National Association, as lender. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 8, 2019).

10.3	Purchase Amendment, dated as of February 14, 2019, by and among the Registrant and Fidelity Puritan Trust: Fidelity Low-Priced Stock Fund, Fidelity Low Priced Stock Commingled Pool, and Fidelity Puritan Trust: Fidelity Low-Priced Stock K6 Fund (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 14, 2019).

10.4	Amendment No. 6 to Second Amended and Restated Loan and Security Agreement, dated as of February 14, 2019 by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Jiffy Air Tool, Inc., ATSCO Holdings Corp., Bonanza Properties Corp., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies Inc., and Capital One, National Association, as lender and agent (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 14, 2019).

10.5	Agreement, dated February 14, 2019, between Richard A. Horowitz and the Board of Directors of the Registrant (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 14, 2019).

10.6	Amendment No. 1 to Executive Employment Agreement, dated as of March 5, 2019, between the Registrant and Joseph A. Molino, Jr. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 5, 2019).

31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

32.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	* Interactive Data

* Attached as Exhibit 101 are the following, each formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income; (iii) Consolidated Statement of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

A copy of any of the foregoing exhibits to this Quarterly Report on Form 10-Q may be obtained, upon payment of the Registrant’s reasonable expenses in furnishing such exhibit, by writing to P&F Industries, Inc., 445 Broadhollow Road, Suite 100, Melville New York 11747, Attention: Corporate Secretary.

