Form 10-Q
period 2019-06-30
P&F INDUSTRIES INC
filed 2019-08-09
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

As of August 5, 2019, there were 3,143,810 shares of the registrant’s Class A Common Stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS

Cash	$1,672,000	$999,000
Accounts receivable — net	9,583,000	9,574,000
Inventories	21,746,000	20,496,000
Prepaid expenses and other current assets	1,369,000	1,137,000
TOTAL CURRENT ASSETS	34,370,000	32,206,000

PROPERTY AND EQUIPMENT
Land	507,000	1,281,000
Buildings and improvements	3,151,000	6,262,000
Machinery and equipment	23,555,000	22,612,000
	27,213,000	30,155,000
Less accumulated depreciation and amortization	18,240,000	20,380,000
NET PROPERTY AND EQUIPMENT	8,973,000	9,775,000

GOODWILL	4,436,000	4,436,000

OTHER INTANGIBLE ASSETS — net	7,455,000	7,800,000

DEFERRED INCOME TAXES — net	265,000	628,000

OTHER ASSETS — net	2,922,000	741,000

TOTAL ASSETS	$58,421,000	$55,586,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Short-term borrowings	$181,000	$2,096,000
Accounts payable	2,902,000	2,755,000
Accrued compensation and benefits	1,296,000	2,336,000
Accrued other liabilities	3,048,000	1,243,000
Current maturities of long-term debt	—	453,000
Other current liabilities	1,671,000	1,000,000
TOTAL CURRENT LIABILITIES	9,098,000	9,883,000

Other liabilities	1,829,000	168,000

TOTAL LIABILITIES	10,927,000	10,051,000

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued – 4,416,000 at June 30, 2019 and 4,410,000 at December 31, 2018	4,416,000	4,410,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	13,986,000	13,904,000
Retained earnings	39,933,000	34,588,000
Treasury stock, at cost – 1,266,000 shares at June 30, 2019 and 816,000 shares at December 31, 2018	(10,162,000)	(6,695,000)
Accumulated other comprehensive loss	(679,000)	(672,000)

TOTAL SHAREHOLDERS’ EQUITY	47,494,000	45,535,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$58,421,000	$55,586,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

	Three months		Six months
	ended June 30,		ended June 30,
	2019	2018	2019	2018

Net revenue	$14,798,000	$16,188,000	$29,120,000	$31,930,000
Cost of sales	9,290,000	10,317,000	18,331,000	20,630,000
Gross profit	5,508,000	5,871,000	10,789,000	11,300,000
Selling, general and administrative expenses	5,453,000	5,355,000	10,722,000	10,630,000
Operating income	55,000	516,000	67,000	670,000
Gain on sale of property and equipment	7,817,000	—	7,817,000	—
Other expense	—	28,000	—	57,000
Interest expense	68,000	55,000	131,000	92,000
Income	7,804,000	433,000	7,753,000	521,000
Income tax expense	2,116,000	128,000	2,091,000	151,000
Net income	$5,688,000	$305,000	$5,662,000	$370,000

Basic earnings per share	$1.74	$0.08	$1.73	$0.10
Diluted earnings per share	$1.71	$0.08	$1.70	$0.10

Weighted average common shares outstanding:

Basic	3,163,000	3,592,000	3,271,000	3,588,000
Diluted	3,230,000	3,682,000	3,337,000	3,714,000

Net income	$5,688,000	$305,000	$5,662,000	$370,000
Other comprehensive loss - foreign currency translation adjustment	(51,000)	(155,000)	(7,000)	(59,000)
Total comprehensive income	$5,637,000	$150,000	$5,655,000	$311,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

		Class A common stock, $1 par		Additional paid-in	Retained	Treasury stock		Accumulated other comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss

Balance, April 1, 2019	$42,235,000	4,410,000	$4,410,000	$13,946,000	$34,404,000	(1,234,000)	$(9,897,000)	$(628,000)

Net income	5,688,000	—	—	—	5,688,000	—	—	—

Restricted common stock compensation	13,000	6,000	6,000	7,000	—	—	—	—

Purchase of Class A common stock	(265,000)	—	—	—	—	(32,000)	(265,000)	—

Stock-based compensation	33,000	—	—	33,000	—	—	—	—

Dividends	(159,000)	—	—	—	(159,000)	—	—	—

Foreign currency translation adjustment	(51,000)	—	—	—	—	—	—	(51,000)

Balance, June 30, 2019	$47,494,000	4,416,000	$4,416,000	$13,986,000	$39,933,000	(1,266,000)	$(10,162,000)	$(679,000)

		Class A common stock, $1 par		Additional paid-in	Retained	Treasury stock		Accumulated other comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss

Balance, January 1, 2019	$45,535,000	4,410,000	$4,410,000	$13,904,000	$34,588,000	(816,000)	$(6,695,000)	$(672,000)

Net income	5,662,000	—	—	—	5,662,000	—	—	—

Restricted common stock compensation	26,000	6,000	6,000	20,000	—	—	—	—

Purchase of Class A common stock	(3,467,000)	—	—	—	—	(450,000)	(3,467,000)	—

Stock-based compensation	62,000	—	—	62,000	—	—	—	—

Dividends	(317,000)	—	—	—	(317,000)	—	—	—

Foreign currency translation adjustment	(7,000)	—	—	—	—	—	—	(7,000)

Balance, June 30, 2019	$47,494,000	4,416,000	$4,416,000	$13,986,000	$39,933,000	(1,266,000)	$(10,162,000)	$(679,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

		Class A common stock, $1 par		Additional paid-in	Retained	Treasury stock		Accumulated other comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss

Balance, April 1, 2018	$46,084,000	4,229,000	$4,229,000	$13,210,000	$34,340,000	(641,000)	$(5,261,000)	$(434,000)

Net income	305,000	—	—	—	305,000	—	—	—

Exercise of stock options	632,000	158,000	158,000	474,000	—	—	—	—

Restricted common stock compensation	11,000	7,000	7,000	4,000	—	—	—	—

Purchase of Class A common stock	(348,000)	—	—	—	—	(42,000)	(348,000)	—

Stock-based compensation	60,000	—	—	60,000	—	—	—	—

Dividends	(179,000)	—	—	—	(179,000)	—	—	—

Foreign currency translation adjustment	(155,000)	—	—	—	—	—	—	(155,000)

Balance, June 30, 2018	$46,410,000	4,394,000	$4,394,000	$13,748,000	$34,466,000	(683,000)	$(5,609,000)	$(589,000)

		Class A common stock, $1 par		Additional paid-in	Retained	Treasury stock		Accumulated other comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss

Balance, January 1, 2018	$46,013,000	4,203,000	$4,203,000	$13,064,000	$34,455,000	(631,000)	$(5,179,000)	$(530,000)

Net income	370,000	—	—	—	370,000	—	—	—

Exercise of stock options	737,000	184,000	184,000	553,000	—	—	—	—

Restricted common stock compensation	18,000	7,000	7,000	11,000	—	—	—	—

Purchase of Class A common stock	(430,000)	—	—	—	—	(52,000)	(430,000)	—

Stock-based compensation	120,000	—	—	120,000	—	—	—	—

Dividends	(359,000)	—	—	—	(359,000)	—	—	—

Foreign currency translation adjustment	(59,000)	—	—	—	—	—	—	(59,000)

Balance, June 30, 2018	$46,410,000	4,394,000	$4,394,000	$13,748,000	$34,466,000	(683,000)	$(5,609,000)	$(589,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months
	ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$5,662,000	$370,000

Adjustments to reconcile net income to net cash (used in) provided by operating activities:

Non-cash charges:
Depreciation and amortization	774,000	660,000
Amortization of other intangible assets	344,000	359,000
Amortization of debt issue costs	17,000	50,000
Amortization of consideration payable to a customer	135,000	—
(Recovery of) provision for losses on accounts receivable - net	(61,000)	95,000
Stock-based compensation	62,000	120,000
Loss on sale of fixed assets	5,000	—
Gain on sale of property and equipment	(7,817,000)	(6,000)
Restricted stock-based compensation	26,000	18,000
Deferred income taxes	364,000	99,000
Fair value increase in contingent consideration	—	57,000
Changes in operating assets and liabilities:
Accounts receivable	48,000	(250,000)
Inventories	(1,255,000)	(1,332,000)
Prepaid expenses and other current assets	(214,000)	(267,000)
Other assets	136,000	—
Accounts payable	149,000	1,866,000
Accrued compensation and benefits	(1,040,000)	(603,000)
Accrued other liabilities	1,751,000	(397,000)
Other liabilities	(76,000)	(10,000)
Total adjustments	(6,652,000)	459,000
Net cash (used in) provided by operating activities	(990,000)	829,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months
	ended June 30,
	2019	2018
Cash Flows from Investing Activities:
Capital expenditures	$(920,000)	$(1,224,000)
Proceeds from disposal of property and equipment	8,760,000	25,000
Net cash provided by (used in) investing activities	7,840,000	(1,199,000)

Cash Flows from Financing Activities:
Dividend payments	(317,000)	(359,000)
Proceeds from exercise of stock options	—	737,000
Purchase of Class A common stock	(3,467,000)	(430,000)
Proceeds from notes payable	—	400,000
Net (payment) proceeds from short-term borrowings	(1,915,000)	311,000
Repayments of long-term debt	(453,000)	(7,000)
Bank finance costs	(25,000)	(15,000)
Net cash (used in) provided by financing activities	(6,177,000)	637,000

Effect of exchange rate changes on cash	—	(20,000)
Net increase in cash	673,000	247,000
Cash at beginning of period	999,000	1,241,000
Cash at end of period	$1,672,000	$1,488,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$112,000	$44,000
Income taxes	$—	$21,000
Cash paid for amounts included in the measurement of operating lease liabilities	$21,000	$—

Noncash information:
Right of Use (“ROU”) assets recognized for new operating lease liabilities	$2,074,000	$—
Operating lease liability related to ROU assets recognized upon adoption of ASC 842	$418,000	$—

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these interim financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of the management of the Company, as defined below, these unaudited consolidated financial statements include all adjustments necessary to present fairly the information set forth therein. Results for interim periods are not necessarily indicative of results to be expected for a full year.

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

The Company

P&F is a Delaware corporation incorporated on April 19, 1963. The Company conducts its business through a wholly-owned subsidiary, Continental Tool Group, Inc. (“Continental”), which in turn operates through its wholly-owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”). Exhaust Technologies Inc. (“ETI”), Universal Air Tool Company Limited (“UAT”), and Jiffy Air Tool, Inc. (“Jiffy”) are wholly-owned subsidiaries of Florida Pneumatic. Lastly, the business of Air Tool Service Company (“ATSCO”) operates through a wholly-owned subsidiary of Hy-Tech.

Florida Pneumatic imports, manufactures and sells pneumatic hand tools, which are of the Company’s own design, primarily to the retail, industrial, automotive and aerospace markets.

Hy-Tech designs, manufactures and distributes industrial pneumatic tools, industrial gears, hydrostatic test plugs and a wide variety of parts under the brands ATP, ATSCO, OZAT, NUMATX, Thaxton and Quality Gear.  Industries served include power generation, petrochemical, construction, railroad, mining, ship building and fabricated metals. Hy-Tech also manufactures components, assemblies, finished product and systems for various Original Equipment Manufacturers (“OEM”) under their own brand names. The Company’s OEM product line is known in the marketplace as “Engineered Solutions”.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES – (continued)

Sale of real property

Effective June 18, 2019 (the “Jupiter Closing Date”), Florida Pneumatic completed the sale of real property located in Jupiter, Florida in which it conducts its principal operations (the “Jupiter Facility”). The Jupiter Facility was purchased by an unrelated third party for purchase price of $9.2 million. After broker fees and other expenses relating to the sale, the Company received approximately $8.7 million.

Purchase price	$9,200,000
Selling expenses	451,000
Net proceeds	8,749,000

Land	774,000
Building and improvements	2,956,000
Accumulated depreciation	(2,798,000)
Net book value	932,000
Gain on sale of the Jupiter Facility	$7,817,000

Effective as of the Jupiter Closing Date, Florida Pneumatic, entered into a lease with respect to an approximately 42,000 square foot portion of the Jupiter Facility. The lease is for a term of five years, with either party able to terminate after four years. The initial monthly base rent under the lease is $32,345 with annual escalations of three percent. Florida Pneumatic will also be responsible for certain other payments of additional rent as set forth in the lease, including certain taxes, assessments and operating expenses. The Company considered the guidance in the current account literature relating to the recognition of the gain and determined that the full amount of $7,817,000 should be recognized as of the date of the transaction.

(See Note 8 and the Liquidity section of Management’s Discussion and Analysis for further information.)

Customer concentration

At June 30, 2019 and December 31, 2018, accounts receivable from The Home Depot was 33.2% and 32.6%, respectively, of total accounts receivable. Additionally, revenue from The Home Depot during the three and six-month periods ended June 30, 2019 and 2018 were 23.0% and 20.3%, and 24.8% and 24.2%, respectively, of total revenue. There were no other customers that accounted for more than 10% of consolidated revenue and accounts receivable during the three or six-month periods ended June 30, 2019 or 2018.

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

Lease Accounting

On January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) ASC 842 “Leases” using the initial date of adoption method, whereby the adoption does not impact any periods prior to 2019. ASC Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases’ guidance. The Company recorded an operating Right of Use (“ROU”) asset of $394,000, and an operating lease liability of $418,000 as of January 1, 2019. The difference between the initial operating ROU asset and operating lease liability of $24,000 is accrued rent previously recorded under ASC 840. The Company elected to adopt the package of practical expedients and, accordingly, did not reassess any previously expired or existing arrangements and related classifications under ASC 840.

If the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate as the discount rate. The Company uses its best judgement when determining the incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term to the lease payments in a similar currency.

The Company’s operating leases include vehicles, office space and the use of real property. The Company has not identified any material finance leases as of June 30, 2019.

For the three and six months ended June 30, 2019, the Company had $78,000 and $159,000, respectively, in Operating lease expense.

As of June 30, 2019, the Company had a net ROU asset of $2,327,000 in Other Assets, a current operating lease liability of $647,000 in Other current liabilities, and a long-term operating lease liability of $1,672,000 in Other liabilities.

 The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of June 30, 2019:

As of June 30, 2019
2019 (excluding the six months ended June 30, 2019)	$371,000
2020	581,000
2021	496,000
2022	459,000
2023	470,000
Thereafter	202,000
Total operating lease payments	2,579,000
Less imputed interest	(260,000)
Total operating lease liabilities	$2,319,000

Weighted-average remaining lease term	4.5 years
Weighted-average discount rate	5.0%

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES – (continued)

Revenue recognition

Florida Pneumatic markets its air tool products to four primary sectors within the pneumatic tool market; Retail, Automotive, Aerospace and Industrial/catalog.

	Three months ended June 30,
	2019		2018		Decrease
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Retail	$3,427,000	31.8%	$4,215,000	33.8%	$(788,000)	(18.7)%
Automotive	3,759,000	34.8	3,774,000	30.3	(15,000)	(0.4)
Industrial/catalog	1,223,000	11.3	1,291,000	10.3	(68,000)	(5.3)
Aerospace	2,231,000	20.7	3,016,000	24.2	(785,000)	(26.0)
Other	146,000	1.4	174,000	1.4	(28,000)	(16.1)
Total	$10,786,000	100.0%	$12,470,000	100.0%	$(1,684,000)	(13.5)%

	Six months ended June 30,
	2019		2018		Decrease
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Retail	$6,139,000	28.9%	$8,305,000	33.6%	$(2,166,000)	(26.1)%
Automotive	7,624,000	35.9	7,710,000	31.2	(86,000)	(1.1)
Industrial/catalog	2,547,000	12.0	2,655,000	10.7	(108,000)	(4.1)
Aerospace	4,591,000	21.6	5,686,000	23.0	(1,095,000)	(19.3)
Other	325,000	1.6	378,000	1.5	(53,000)	(14.0)
Total	$21,226,000	100.0%	$24,734,000	100.0%	$(3,508,000)	(14.2)%

Hy-Tech designs, manufactures and sells a wide range of industrial products under the brands ATP, ATSCO and OZAT, which are categorized as “ATP” for reporting purposes, and include products such as heavy-duty air tools. Hy-Tech’s “Engineered Solutions” is in included in the OEM category in the table below. Currently NUMATX, Thaxton and other peripheral product lines are reported as “Other” below.

	Three months ended June 30,
	2019		2018		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
ATP	$1,912,000	47.7%	$2,077,000	55.9%	$(165,000)	(7.9)%
OEM	1,754,000	43.7	1,257,000	33.8	497,000	39.5
Other	346,000	8.6	384,000	10.3	(38,000)	(9.9)
Total	$4,012,000	100.0%	$3,718,000	100.0%	$294,000	7.9%

	Six months ended June 30,
	2019		2018		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
ATP	$3,784,000	47.9%	$3,978,000	55.3%	$(194,000)	(4.9)%
OEM	3,344,000	42.4	2,379,000	33.1	965,000	40.6%
Other	766,000	9.7	839,000	11.6	(73,000)	(8.7)
Total	$7,894,000	100.0%	$7,196,000	100.0%	$698,000	9.7%

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES – (continued)

New Accounting Pronouncements

The Company does not believe that any other recently issued and effective accounting standard would have a material effect on its consolidated financial statements.

NOTE 2 – EARNINGS PER SHARE

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

The following table sets forth the elements of basic and diluted earnings per common share:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator for basic and diluted earnings per common share:
Net income	$5,688,000	$305,000	$5,662,000	$370,000

Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	3,163,000	3,592,000	3,271,000	3,588,000
Dilutive securities (1)	67,000	90,000	66,000	126,000
Denominator for diluted earnings per share - weighted average common shares outstanding	3,230,000	3,682,000	3,337,000	3,714,000

(1)	Dilutive securities consist of “in the money” stock options.

At June 30, 2019 and 2018, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Common Stock for the period. The weighted average of anti-dilutive stock options outstanding was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018

Weighted average antidilutive stock options outstanding	8,000	—	8,000	25,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 – STOCK-BASED COMPENSATION

There were no options granted or issued during the three-month period ended June 30, 2019.

The following is a summary of the changes in outstanding options during the six-month period ended June 30, 2019:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2019	218,075	$6.22	5.6	$335,310
Granted	8,000	8.55
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, June 30, 2019	226,075	$6.30	5.2	$457,589
Vested, June 30, 2019	158,742	$5.90	3.9	$384,610

	Option Shares	Weighted Average Grant- Date Fair Value
Non-vested options, January 1, 2019	59,333	$4.41
Granted	8,000	4.60
Vested	—	—
Forfeited	—	—
Non-vested options, June 30, 2019	67,333	$4.44

The number of shares of Common Stock available for issuance under the P&F Industries, Inc. 2012 Stock Incentive Plan (the “2012 Plan”) as of June 30, 2019 was 62,062. At June 30, 2019, there were 191,575 options outstanding issued under the 2012 Plan and 34,500 options outstanding issued under the 2002 Stock Incentive Plan.

Restricted Stock

 On May 22, 2019, the Company granted 1,250 restricted shares of its Common Stock to each non-employee member of its Board of Directors, totaling 6,250 restricted shares. The Company determined that the fair value of these shares was $8.31 per share, which was the closing price of the Company’s Common Stock on the date of the grant. These shares cannot be traded earlier than the first anniversary of the grant date. The Company will ratably amortize the total non-cash compensation expense of approximately $52,000 to selling, general and administrative expenses through May 2020.

In May 2018, the Company granted 1,250 restricted shares of its Common Stock to each non-employee member of its Board of Directors, totaling 6,250 restricted shares. The Company determined that the fair value of these shares was $8.43 per share, which was the closing price of the Company’s Common Stock on the date of the grant. These shares cannot be traded earlier than the first anniversary of the grant date. The Company ratably amortized the total non-cash compensation expense of approximately $53,000 to selling, general and administrative expenses through May 2019.

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

On September 12, 2018, subsequent to the expiration of a repurchase plan (the “2017 Repurchase Program”) that was adopted by the Board of Directors in 2017, the Company’s Board of Directors authorized the Company to repurchase up to 100,000 additional shares of its Common Stock (the “2018 Repurchase Program”) from time-to-time over the next twelve months through a 10b5-1 trading plan, and potentially through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. On September 14, 2018, the Company announced that, pursuant to the 2018 Repurchase Program, it had adopted a written trading plan in accordance with the guidelines specified under Rule 10b5-1 under the Securities Exchange Act of 1934. Repurchases made under the plan, that commenced on September 17, 2018, are subject to the SEC’s regulations, as well as certain price, market, volume, and timing constraints specified in the plan. Since the inception of the 2018 Repurchase Program through June 30, 2019, the Company repurchased 93,897 shares of its Common Stock at an aggregate cost of approximately $769,000. During the three-month period ended June 30, 2019, the Company repurchased 31,992 shares of its Common Stock at an aggregate cost of approximately $265,000. In July 2019 the Company repurchased 6,103 shares of its Common Stock at an aggregate cost of approximately $50,000, thus completing the 2018 Repurchase Program.

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

As of June 30, 2019, and December 31, 2018, the carrying amounts reflected in the accompanying consolidated balance sheets for current assets and current liabilities approximated fair value due to the short-term nature of these accounts.

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

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 5 – ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	June 30, 2019	December 31, 2018
Accounts receivable	$9,795,000	$9,847,000
Allowance for doubtful accounts, sales discounts and chargebacks	(212,000)	(273,000)
	$9,583,000	$9,574,000

NOTE 6 – INVENTORIES

Inventories consist of:

	June 30, 2019	December 31, 2018
Raw material	$2,143,000	$1,963,000
Work in process	1,997,000	1,924,000
Finished goods	17,606,000	16,609,000
	$21,746,000	$20,496,000

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

Balance, January 1, 2019	$4,436,000
Currency translation adjustment	—
Balance, June 30, 2019	$4,436,000

Other intangible assets were as follows:

	June 30, 2019			December 31, 2018
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships (1)	$6,820,000	$2,418,000	$4,402,000	$6,821,000	$2,135,000	$4,686,000
Trademarks and trade names (1)	2,307,000	—	2,307,000	2,308,000	—	2,308,000
Trademarks and trade names	200,000	39,000	161,000	200,000	32,000	168,000
Engineering drawings	330,000	216,000	114,000	330,000	202,000	128,000
Non-compete agreements (1)	232,000	225,000	7,000	233,000	223,000	10,000
Patents	1,405,000	941,000	464,000	1,405,000	905,000	500,000
Totals	$11,294,000	$3,839,000	$7,455,000	$11,297,000	$3,497,000	$7,800,000

(1)	A portion of these intangibles are maintained in a foreign currency and are therefore subject to foreign exchange rate fluctuations.

Amortization expense of intangible assets subject to amortization was as follows:

Three months ended June 30,		Six months ended June 30,
2019	2018	2019	2018
$172,000	$180,000	$344,000	$359,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS – (Continued)

 The weighted average amortization period for intangible assets was as follows:

	June 30, 2019	December 31, 2018
Customer relationships	8.8	9.3
Trademarks and trade names	12.0	12.5
Engineering drawings	7.5	7.7
Non-compete agreements	1.8	2.3
Patents	7.5	7.9

Amortization expense for each of the next five years and thereafter is estimated to be as follows:

2020	$662,000
2021	638,000
2022	634,000
2023	634,000
2024	634,000
Thereafter	1,946,000
$5,148,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8 – DEBT

In October 2010, the Company entered into a Loan and Security Agreement (“Credit Agreement”) with an affiliate of Capital One, National Association (“Capital One” or the “Bank”). The Credit Agreement, as amended from time-to-time, among other things, provides the ability to borrow funds under a $16,000,000 revolver line (“Revolver”), subject certain borrowing base criteria. Additionally, there is a $2,000,000 line for capital expenditures (“Capex Loan”), with $1,600,000 available for future borrowings. Revolver and Capex Loan borrowings are secured by the Company’s accounts receivable, inventory, equipment, real property among other things. The Company also owed the principal amount of $100,000 under a Tranche A Term Loan, as defined in the Credit Agreement. P&F and certain of its subsidiaries are borrowers under the Credit Agreement, and their obligations are cross-guaranteed by certain other subsidiaries. The Credit Agreement has an expiration date of February 8, 2024.

As a condition to the Bank approving and releasing the lien on and sale of the Jupiter Facility, discussed in Note 1, upon the consummation of such sale, the Company was required to (and did) apply the net proceeds from such sale to: (a) pay off its Tranche A Term Loan; (b) pay off the Capex Loan (which had a principal amount of approximately $313,000); and (c) pay off the Revolver (which had a balance owing to the Bank of approximately $7.5 million). Following the sale of the Jupiter Facility, the Company is still able to borrow under the Capex Loan and the Revolver under the terms of the Credit Agreement.

At the Company’s option, Revolver borrowings bear interest at either LIBOR (“London interbank Offered Rate”) or the Base Rate, as the term is defined in the Credit Agreement, plus an Applicable Margin, as defined in the Credit Agreement. The Company is subject to limitations on the number of LIBOR borrowings.

SHORT–TERM BORROWINGS

At June 30, 2019, short-term or Revolver borrowing was $181,000, compared to $2,096,000, at December 31, 2018. Applicable Margin Rates at June 30, 2019 and December 31, 2018 for LIBOR and Base Rates were 1.50% and 0.50%. Additionally, at June 30, 2019 and December 31, 2018, there was approximately $15,788,000 and $12,024,000, respectively, available to the Company under its Revolver arrangement.

The average balance of short-term borrowings during the three and six-month periods ended June 30, 2019 were $6,083,000 and $5,085,000, and $2,571,000 and $2,211,000 for the same periods in 2018.

NOTE 9 – DIVIDEND PAYMENTS

On May 9, 2019, the Company’s Board of Directors, in accordance with its dividend policy, declared a quarterly cash dividend of $0.05 per common share, which was paid on May 24, 2019, to shareholders of record at the close of business on May 20, 2019. The total amount of this dividend payment was approximately $159,000. During the six-month period ended June 30, 2019, the Company paid approximately $317,000 in dividend payments.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of P&F Industries, Inc. and subsidiaries (“P&F”, or the “Company”). P&F and its representatives may, from time-to-time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to shareholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “would,” “could,” “should,” and their opposites and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. Any forward-looking statements contained herein, including those related to the Company’s future performance, are based upon the Company’s historical performance and on current plans, estimates and expectations. All forward-looking statements involve risks and uncertainties. These risks and uncertainties could cause the Company’s actual results for all or part the 2019 fiscal year and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company for a number of reasons including, but not limited to:

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

and those other risks and uncertainties described in its Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”), its Quarterly Reports on Form 10-Q, and its other reports and statements filed by the Company with the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise. The Company cautions you against relying on any of these forward-looking statements.

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

OVERVIEW

Key factors or events impacting our second quarter 2019 results of operations were:

•	In June we sold the Jupiter Facility resulting in a $7.8 million gain.

•	Major reduction in aerospace revenue due to a slowdown in orders from Boeing

•	Major reduction in retail revenue due to slowdown in orders from The Home Depot

RESULTS OF OPERATIONS

Based on negotiations with our overseas suppliers and The Home depot, which is our largest customer that was affected by the added tariffs imposed since July 2018, we have been able to avoid much of the impact of such tariffs. There is no guarantee that we will be able to avoid some or all of any new or additional tariffs. Should we be unable to avoid such additional costs, our gross margin on these products likely would be severely impacted. This could cause us to terminate or alter certain customer/supplier relationships.

Additionally, we believe that over time, several newer technologies and features will have a greater impact on the market for our traditional pneumatic tool offerings. The impact of this evolution has been felt initially by the advent of advanced cordless operated hand tools in the automotive aftermarket. We continue to perform a cost-benefit analysis of developing or incorporating more advanced technologies in our tool platforms.

Lastly, Boeing has reduced production on a major product line. Should Boeing shut down the line completely it would have a material impact on the financial results of Florida Pneumatic.

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

RESULTS OF OPERATIONS – (Continued)

Unless otherwise discussed elsewhere in the Management’s Discussion and Analysis, we believe that our relationships with our key customers and suppliers remain satisfactory.

REVENUE

The tables below provide an analysis of our net revenue for the three and six-month periods ended June 30, 2019 and 2018:

	Three months ended June 30,
			Increase (decrease)
	2019	2018	$	%
Florida Pneumatic	$10,786,000	$12,470,000	$(1,684,000)	(13.5)%
Hy-Tech	4,012,000	3,718,000	294,000	7.9

Consolidated	$14,798,000	$16,188,000	$(1,390,000)	(8.6)%

	Six months ended June 30,
			Increase (decrease)
	2019	2018	$	%

Florida Pneumatic	$21,226,000	$24,734,000	$(3,508,000)	(14.2)%
Hy-Tech	7,894,000	7,196,000	698,000	9.7

Consolidated	$29,120,000	$31,930,000	$(2,810,000)	(8.8)%

Florida Pneumatic

Florida Pneumatic markets its air tool products to four primary sectors within the pneumatic tool market; Retail, Automotive, Industrial/catalog and Aerospace. It also generates revenue from its Berkley products line, as well as a line of air filters and other OEM parts (“Other”).

	Three months ended June 30,
	2019		2018		Decrease
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Retail	$3,427,000	31.8%	$4,215,000	33.8%	$(788,000)	(18.7)%
Automotive	3,759,000	34.8	3,774,000	30.3	(15,000)	(0.4)
Industrial/catalog	1,223,000	11.3	1,291,000	10.3	(68,000)	(5.3)
Aerospace	2,231,000	20.7	3,016,000	24.2	(785,000)	(26.0)
Other	146,000	1.4	174,000	1.4	(28,000)	(16.1)
Total	$10,786,000	100.0%	$12,470,000	100.0%	$(1,684,000)	(13.5)%

	Six months ended June 30,
	2019		2018		Decrease
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Retail	$6,139,000	28.9%	$8,305,000	33.6%	$(2,166,000)	(26.1)%
Automotive	7,624,000	35.9	7,710,000	31.2	(86,000)	(1.1)
Industrial/catalog	2,547,000	12.0	2,655,000	10.7	(108,000)	(4.1)
Aerospace	4,591,000	21.6	5,686,000	23.0	(1,095,000)	(19.3)
Other	325,000	1.6	378,000	1.5	(53,000)	(14.0)
Total	$21,226,000	100.0%	$24,734,000	100.0%	$(3,508,000)	(14.2)%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - (Continued)

Florida Pneumatic

Retail revenue declined this quarter, compared to the same three-month period in 2018, due primarily to reduced shipments to The Home Depot, which we believe was due to The Home Depot being in an over-stocked position through the latter part of the second quarter of 2019. Shipments to Stanley Black and Decker, which acquired the Craftsman® brand in 2018, declined $173,000, when comparing the second quarter of 2019 to the same period a year ago. We believe it is likely that shipments to Stanley Black and Decker will end shortly. Lower Aerospace revenue this quarter compared to the same period in 2018 was due primarily to lower shipments to Boeing related to its recent production slowdown. Florida Pneumatic’s three-month 2019 revenue of its Automotive, Industrial/catalog and Other sectors were down slightly, when compared to the same three-month period in 2018.

The most significant component to the decline in Florida Pneumatic’s six-month revenue, compared to the same period in the prior year was lower sales to The Home Depot. We believe this reduction in revenue was due to The Home Depot being in an overstocked position at the end of 2018. Six-month sales to Stanley Black and Decker, which acquired the Craftsman® brand in 2018, declined approximately $368,000, when compared to the same period a year ago. The decline in year-to-date Aerospace revenue, compared to the same six-month period that ended June 30, 2018, was due to shipments to a customer in the first quarter of 2018 not repeating in 2019 and lower sales to Boeing related to its recent production slowdown. Automotive revenue is down slightly, due to our decision to curtail lower margin promotional sales. Lastly, the 4.1% decline in Industrial/catalog revenue was due to a general slowdown in the manufacturing sector.

Hy-Tech

Hy-Tech designs, manufactures and sells a wide range of industrial products under the brands ATP, OZAT and a small portion of ATSCO and are categorized as “ATP” for reporting purposes. “Engineered Solutions” and the balance of ATSCO revenue is included in the OEM category in the tables below. NUMATX, Thaxton and other peripheral product lines, such as general machining and gears, are reported as “Other” below:

	Three months ended June 30,
	2019		2018		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
ATP	$1,912,000	47.7%	$2,077,000	55.9%	$(165,000)	(7.9)%
OEM	1,754,000	43.7	1,257,000	33.8	497,000	39.5
Other	346,000	8.6	384,000	10.3	(38,000)	(9.9)
Total	$4,012,000	100.0%	$3,718,000	100.0%	$294,000	7.9%

	Six months ended June 30,
	2019		2018		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
ATP	$3,784,000	47.9%	$3,978,000	55.3%	$(194,000)	(4.9)%
OEM	3,344,000	42.4	2,379,000	33.1	965,000	40.6%
Other	766,000	9.7	839,000	11.6	(73,000)	(8.7)
Total	$7,894,000	100.0%	$7,196,000	100.0%	$698,000	9.7%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - (Continued)

Hy-Tech

The 39.5% net increase in Hy-Tech’s OEM revenue was driven primarily by Hy-Tech’s Engineered Solutions products offering, which is designed to exploit Hy-Tech’s expertise in engineering and manufacturing and enable them to pursue alternate, non-traditional markets and develop different applications for its tools, motors and related accessories. We believe the development of the Engineered Solutions offering will continue to provide Hy-Tech an opportunity to generate additional sources of revenue in the future. The decline in ATP revenue was driven primarily by a decline in lower margin ATSCO revenue, partially offset by improved ATP tools sales. NUMATX, which accounts for approximately 25% of Other revenue, helped to offset declines in the remaining product offerings within this category.

Hy-Tech’s Engineered Solutions initiative is the major contributor to its improved, year-over-year OEM revenue. The decline in ATP revenue was driven by a reduction in shipments to a lower margin customer, partially offset by an increase in sales of its ATP parts and tools. Hy-Tech’s Other revenue declined 8.7%, when comparing the six-month periods ended June 30, 2019 and 2018, driven primarily by a reduction in lower margin general machining.

Gross profit / margin

	Three months ended June 30,		Increase (decrease)
	2019	2018	Amount		%
Florida Pneumatic	$4,185,000	$4,538,000	$(353,000)		(7.8)%
As percent of respective revenue	38.8%	36.4%	2.4	% pts
Hy-Tech	$1,323,000	$1,333,000	$(10,000)		(0.8)
As percent of respective revenue	33.0%	35.9%	(2.9	) % pts
Total	$5,508,000	$5,871,000	$(363,000)		(6.2)%
As percent of respective revenue	37.2%	36.3%	0.9	% pts

	Six months ended June 30,		Increase (decrease)
	2019	2018	Amount		%
Florida Pneumatic	$8,192,000	$8,715,000	$(523,000)		(6.0)%
As percent of respective revenue	38.6%	35.2%	3.4	% pts
Hy-Tech	$2,597,000	$2,585,000	$12,000		0.5
As percent of respective revenue	32.9%	35.9%	(3.0	)% pts
Total	$10,789,000	$11,300,000	$(511,000)		(4.5)%
As percent of respective revenue	37.1%	35.4%	1.7	% pts

Similar to Florida Pneumatic’s first quarter gross margin, the improvement in its second quarter gross margin, compared to the same period in the prior year, was driven by its decision to greatly reduce AIRCAT promotional programs in 2019 that were offered during much of 2018. This decision helped improve AIRCAT margins nearly 7 percentage points. Margins also improved on both its Industrial and Aerospace products offerings. Gross margin generated by sales to The Home Depot were lower during the three-month period ended June 30, 2019, compared to the same period in 2018, due primarily to the previously agreed upon two percent price reduction and, to a lesser degree, product mix.

The improved gross margin at Florida Pneumatic for the six-month period ended June 30, 2019, compared to the same period a year ago is due primarily to its decision to greatly reduce AIRCAT promotional programs in 2019 that were offered during much of 2018. Additionally, various price increases, and product mix were contributing factors in stronger gross margin on Florida Pneumatic’s year-to-date sales of its on Aerospace and Industrial product lines. Lower gross margins on The Home Depot shipments partially offset the above improvements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - (Continued)

When comparing the second quarter of 2019 to the same period in the prior year, Hy-Tech’s gross margin declined due primarily to product mix, and a slight increase to obsolete and slow-moving inventory charges this quarter, compared to the same period a year ago.

The 3.0 percentage point decline in Hy-Tech’s six-month gross margin stated in the table above, was due to a number of factors: (i) unusually high costs incurred during the three-month period ended March 31, 2019, in areas such as repairs and maintenance and sample costs; (ii) under absorption of manufacturing overhead, mostly in the first quarter of 2019, in turn primarily due to a complete enterprise-wide, information technologies system conversion occurring during the first quarter of 2019 which caused the facility to halt production for approximately three days, (iii) a slight increase to obsolete and slow-moving inventory charges in the second quarter of 2019, compared to the same period a year ago, and (iv) product mix.

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

During the second quarter of 2019, our SG&A was $5,453,000, compared to $5,355,000 for the same three-month period in 2018. Significant components to the net change include: (i) an increase in compensation expenses of $71,000, which is comprised of base salaries and wages, accrued performance-based bonus incentives, associated payroll taxes and employee benefits; (ii) an increase in variable expenses, which includes such expenses as, commissions, freight out, advertising and promotion expenses and travel and entertainment of $62,000; and (iii) a reduction in our stock-based compensation of $27,000.

Our SG&A for the six-month period ended June 30, 2019 was $10,722,000, compared to $10,630,000 for the same period in 2018. Significant components to the net change include: (i) an increase in compensation expenses of $105,000, which is comprised of base salaries and wages, accrued performance-based bonus incentives, associated payroll taxes and employee benefits; (ii) an increase in variable expenses of $62,000, and (iii) reductions in Bank fees and expenses and general insurance of $34,000 and $18,000, respectively.

Gain on sale of property and equipment

Effective June 18, 2019, we completed the sale of real property located in Jupiter, the facility where Florida Pneumatic conducts its principal operations (the “Jupiter Facility”). The Jupiter Facility was purchased by an unrelated third party, for a final purchase price of $9.2 million. After broker fees and other expenses relating to the sale, the Company received approximately $8.7 million. The Jupiter Facility had at the time of sale a net book value of approximately $932,000. As the result of the sale of the Jupiter Facility, we recognized a gain of approximately $7.8 million (see Notes 1 and 8 and the Liquidity section of Management’s Discussion and Analysis for further information.)

Other expense

Other expense of $28,000 and $57,000, respectively, for the three and six-month periods ended June 30, 2018, represents the adjustment of the fair value of the contingent consideration obligation to the Jiffy Seller.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

RESULTS OF OPERATIONS - (Continued)

Interest

	Three months ended June 30,		Increase (decrease)
	2019	2018	Amount	%
Interest expense attributable to:
Short-term borrowings	$63,000	$24,000	$39,000	162.5%
Term loans, including Capex Term Loans	4,000	4,000	—	—
Amortization expense of debt issue costs	1,000	27,000	(26,000)	(96.3)

Total	$68,000	$55,000	$13,000	23.6%

	Six months ended June 30,		Increase (decrease)
	2019	2018	Amount	%
Interest expense attributable to:
Short-term borrowings	$105,000	$37,000	$68,000	183.8%
Term loans, including Capex Term Loans	9,000	5,000	4,000	80.0
Amortization expense of debt issue costs	17,000	50,000	(33,000)	(66.0)

Total	$131,000	$92,000	$39,000	42.4%

The increase in short-term loan borrowings interest during the second quarter of 2019, compared to the same period in 2018, was driven primarily by greater borrowings against our Revolver, compared to the prior year. Our average balance of short-term borrowings during the three and six-month periods ended June 30, 2019 was $6,083,000 and $5,085,000, respectively, compared to $2,571,000 and $2,211,000, respectively, during the same three and six-month periods in 2018. Debt issue costs incurred in connection with the Amendment No. 5, discussed in Note 8, which are being amortized through February 2024, were lower than the costs associated with the previous amendments.

Income taxes

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods. Accordingly, our effective tax rate for the three and six-month periods ended June 30, 2019 were 27.1% and 27.0%, compared to the effective tax rates of 29.6% and 29.0%, respectively, for the three and six-month periods ended June 30, 2018. The Company’s effective tax rates for both periods were affected primarily by state taxes, and non-deductible expenses.

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

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	June 30, 2019	December 31, 2018
Working Capital	$25,272,000	$22,323,000
Current Ratio	3.78 to 1	3.26 to 1
Shareholders’ Equity	$47,494,000	$45,535,000

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

Cash flows

During the six-month period ended June 30, 2019, our net cash increased to $1,672,000 from $999,000 at December 31, 2018. Our total Bank debt at June 30, 2019 was $181,000 compared to $2,555,000 at December 31, 2018. The total debt to total book capitalization (total debt divided by total debt plus equity); at June 30, 2019 was 0.4% compared to 5.3% at December 31, 2018.

As discussed in Note 1 to our Consolidated Financial Statements, on June 18, 2019, Florida Pneumatic completed the sale of real property located in Jupiter, Florida in which it conducts its principal operations (the “Jupiter Facility”). The Jupiter Facility was purchased by Jupiter Warehouse Holdings LLC, an unrelated third party, for a final purchase price of $9.2 million. After broker fees and other expenses relating to the sale, we received approximately $8.7 million.

As a condition to our Bank approving the above-mentioned sale and releasing the lien on the Jupiter Facility, we were required to apply the major portion of the net proceeds from the sale to pay off the Term Loan of $100,000, the Capex Loan of approximately $313,000, and the Revolver Loan, which on the date of the closing had a balance of approximately $7.4 million. This transaction did not affect our ability to continue to borrow funds under both the Capex Loan and the Revolver Loan under the terms of the Loan Agreement.

Additionally, effective as of the Closing Date, Florida Pneumatic, entered into a lease with respect to an approximately 42,000 square foot portion of the Jupiter Facility. The lease is for a term of five years, with either party able to terminate after four years. The initial monthly base rent under the lease is $32,345 with annual escalations of three percent. Florida Pneumatic is also responsible for certain other payments of additional rent as set forth in the lease, including certain taxes, assessments and operating expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

RESULTS OF OPERATIONS - (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Cash flows – (continued)

In February and May 2019, our Board of Directors declared quarterly cash dividends of $0.05 per share of our common stock, which were paid in March 2019 and May 2019, respectively. The total dividends paid through June 30, 2019 were $317,000. We intend to maintain the dividend policy; however, the declaration of dividends under this policy going forward is dependent upon our financial condition, results of operations, capital requirements and other factors deemed relevant by our Board of Directors.

On September 12, 2018, our Board of Directors authorized us to repurchase up to 100,000 shares of our Common Stock (the “2018 Repurchase Program”) from time-to-time over a one-year period ending September 2019. Since the inception of the 2018 Repurchase Program through June 30, 2019, we repurchased 93,897 shares of our Common Stock at an aggregate cost of approximately $769,000. During the three-month period ended June 30, 2019, we repurchased 31,992 shares of our Common Stock at an aggregate cost of approximately $266,000. In July 2019, we repurchased 6,103 shares of our Common Stock at an aggregate cost of approximately $50,000, thus completing the 2018 Repurchase Program.

During the six-month period ended June 30, 2019, we used $920,000 for capital expenditures, compared to $1,224,000 during the same period in the prior year.  Capital expenditures for the balance of 2019 are expected to be approximately $1,000,000, some of which may be financed through our credit facilities with Capital One or financed through independent third-party financial institutions. The remaining 2019 capital expenditures will likely be for machinery and equipment, tooling, relocation costs and computer hardware and software.

Customer concentration

At June 30, 2019 and December 31, 2018, accounts receivable from The Home Depot was 33.2% and 32.6%, respectively, of our total accounts receivable. Additionally, revenue from The Home Depot during the three and six-month periods ended June 30, 2019 and 2018 were 23.0% and 20.3%, and 24.8% and 24.2%, respectively, of our total revenue. There were no other customers that accounted for more than 10% of our consolidated revenue and accounts receivable during the three or six-month periods ended June 30, 2019 or 2018.

We believe the loss of The Home Depot would negatively impact our financial condition but would not affect our ability to remain a going concern.

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

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated, as of June 30, 2019, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of June 30, 2019, the Company’s management, including its CEO and CFO, concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, identified in connection with the evaluation required by Exchange Act Rule 13a-15(d), that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to the legal proceedings disclosure described in our 2018 Form 10-K.

Item 1A.	Risk Factors

There were no material changes to the risk factors previously disclosed in our 2018 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

				Maximum
				Number
			Total Number of	of shares
			Shares Purchased as	that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price	Announced Plan	Under the Plan
Period	Shares Purchased	Paid per Share	or Program (1)	or Program (1)

April 1, 2019 – April 30, 2019	7,330	$8.31	7,330	30,765
May 1, 2019 – May 31, 2019	15,833	$8.24	15,833	14,932
June 1, 2019 – June 30, 2019	8,829	$8.47	8,829	6,103

(1)	On September 14, 2018, the Company publicly announced that its Board of Directors authorized a new stock repurchase program and the Company adopted a new written trading plan thereunder for the purpose of repurchasing up to 100,000 shares of its Common Stock. This trading plan was set to expire on September 16, 2019; however, subsequent to June 30, 2019, the Company completed the repurchase of all 100,000 authorized shares.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

See “Exhibit Index” immediately following the signature page.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P&F INDUSTRIES, INC.
(Registrant)

/s/ JOSEPH A. MOLINO, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: August 9, 2019	(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit

2.1	Purchase and Sale Agreement, dated as of April 19, 2019, by and between Florida Pneumatic Manufacturing Corporation and Jupiter Warehouse Holdings LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 19, 2019).

10.1	Consent and Amendment No. 7 to Second Amended and Restated Loan and Security Agreement, dated as of April 19, 2019 by and among the Company, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., Jiffy Air Tool, Inc., ATSCO Holdings Corp., Bonanza Properties Corp., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies Inc., and Capital One, National Association, as lender and agent (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 19, 2019).

31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	* Interactive Data

* Attached as Exhibit 101 are the following, each formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

A copy of any of the foregoing exhibits to this Quarterly Report on Form 10-Q may be obtained, upon payment of the Registrant’s reasonable expenses in furnishing such exhibit, by writing to P&F Industries, Inc., 445 Broadhollow Road, Suite 100, Melville New York 11747, Attention: Corporate Secretary.

