Form 10-Q
period 2019-09-30
P&F INDUSTRIES INC
filed 2019-11-13
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

As of November 5, 2019, there were 3,143,810 shares of the registrant’s Class A common stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

2

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS

Cash	$809,000	$999,000
Accounts receivable — net	9,596,000	9,574,000
Inventories	23,223,000	20,496,000
Prepaid expenses and other current assets	1,468,000	1,137,000
TOTAL CURRENT ASSETS	35,096,000	32,206,000

PROPERTY AND EQUIPMENT
Land	507,000	1,281,000
Buildings and improvements	3,163,000	6,262,000
Machinery and equipment	23,858,000	22,612,000
	27,528,000	30,155,000
Less accumulated depreciation and amortization	18,608,000	20,380,000
NET PROPERTY AND EQUIPMENT	8,920,000	9,775,000

GOODWILL	4,430,000	4,436,000

OTHER INTANGIBLE ASSETS — net	7,269,000	7,800,000

DEFERRED INCOME TAXES — net	300,000	628,000

RIGHT-OF-USE ASSETS – OPERATING LEASES	2,179,000	—

OTHER ASSETS — net	534,000	741,000

TOTAL ASSETS	$58,728,000	$55,586,000

See accompanying notes to consolidated financial statements (unaudited).

3

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Short-term borrowings	$1,789,000	$2,096,000
Accounts payable	3,348,000	2,755,000
Accrued compensation and benefits	1,743,000	2,336,000
Accrued other liabilities	2,128,000	1,243,000
Current maturities of long-term debt	—	453,000
Current leased liabilities – operating leases	608,000	—
Other current liabilities	—	1,000,000
TOTAL CURRENT LIABILITIES	9,616,000	9,883,000

Noncurrent leased liabilities – operating leases	1,576,000	—
Other liabilities	152,000	168,000

TOTAL LIABILITIES	11,344,000	10,051,000

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued – 4,416,000 at September 30, 2019 and 4,410,000 at December 31, 2018	4,416,000	4,410,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	14,026,000	13,904,000
Retained earnings	39,912,000	34,588,000
Treasury stock, at cost – 1,273,000 shares at September 30, 2019 and 816,000 shares at December 31, 2018	(10,213,000)	(6,695,000)
Accumulated other comprehensive loss	(757,000)	(672,000)

TOTAL SHAREHOLDERS’ EQUITY	47,384,000	45,535,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$58,728,000	$55,586,000

See accompanying notes to consolidated financial statements (unaudited).

4

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(unaudited)

	Three months		Nine months
	ended September 30,		ended September 30,
	2019	2018	2019	2018
Net revenue	$14,776,000	$17,662,000	$43,896,000	$49,592,000
Cost of sales	9,427,000	11,064,000	27,758,000	31,695,000
Gross profit	5,349,000	6,598,000	16,138,000	17,897,000
Selling, general and administrative expenses	5,208,000	5,737,000	15,930,000	16,371,000
Operating income	141,000	861,000	208,000	1,526,000
Gain on sale of property and equipment	—	—	7,817,000	6,000
Other expense	—	28,000	—	86,000
Interest expense	13,000	66,000	144,000	158,000
Income	128,000	767,000	7,881,000	1,288,000
Income tax (benefit) expense	(8,000)	226,000	2,083,000	377,000
Net income	$136,000	$541,000	$5,798,000	$911,000

Basic earnings per share	$0.04	$0.15	$1.80	$0.25
Diluted earnings per share	$0.04	$0.14	$1.76	$0.24

Weighted average common shares outstanding:

Basic	3,144,000	3,701,000	3,229,000	3,626,000
Diluted	3,193,000	3,784,000	3,289,000	3,738,000

Net income	$136,000	$541,000	$5,798,000	$911,000
Other comprehensive loss - foreign currency translation adjustment	(78,000)	(32,000)	(85,000)	(91,000)
Total comprehensive income	$58,000	$509,000	$5,713,000	$820,000

See accompanying notes to consolidated financial statements (unaudited).

5

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

		Class A common stock, $1 par		Additional paid-in	Retained	Treasury stock		Accumulated other comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss
Balance, July 1, 2019	$47,494,000	4,416,000	$4,416,000	$13,986,000	$39,933,000	(1,266,000)	$(10,162,000)	$(679,000)

Net income	136,000	—	—	—	136,000	—	—	—

Restricted common stock compensation	13,000	—	—	13,000	—	—	—	—

Purchase of Class A common stock	(51,000)	—	—	—	—	(7,000)	(51,000)	—

Stock-based compensation	27,000	—	—	27,000	—	—	—	—

Dividends	(157,000)	—	—	—	(157,000)	—	—	—

Foreign currency translation adjustment	(78,000)	—	—	—	—	—	—	(78,000)

Balance, September 30, 2019	$47,384,000	4,416,000	$4,416,000	$14,026,000	$39,912,000	(1,273,000)	$(10,213,000)	$(757,000)

		Class A common stock, $1 par		Additional paid-in	Retained	Treasury stock		Accumulated other comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss
Balance, January 1, 2019	$45,535,000	4,410,000	$4,410,000	$13,904,000	$34,588,000	(816,000)	$(6,695,000)	$(672,000)

Net income	5,798,000	—	—	—	5,798,000	—	—	—

Restricted common stock compensation	39,000	6,000	6,000	33,000	—	—	—	—

Purchase of Class A common stock	(3,518,000)	—	—	—	—	(457,000)	(3,518,000)	—

Stock-based compensation	89,000	—	—	89,000	—	—	—	—

Dividends	(474,000)	—	—	—	(474,000)	—	—	—

Foreign currency translation adjustment	(85,000)	—	—	—	—	—	—	(85,000)

Balance, September 30, 2019	$47,384,000	4,416,000	$4,416,000	$14,026,000	$39,912,000	(1,273,000)	$(10,213,000)	$(757,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

		Class A common stock, $1 par		Additional paid-in	Retained	Treasury stock		Accumulated other comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss
Balance, July 1, 2018	$46,410,000	4,394,000	$4,394,000	$13,748,000	$34,466,000	(683,000)	$(5,609,000)	$(589,000)

Net income	541,000	—	—	—	541,000	—	—	—

Restricted common stock compensation	14,000	—	—	14,000	—	—	—	—

Purchase of Class A common stock	(159,000)	—	—	—	—	(19,000)	(159,000)	—

Stock-based compensation	49,000	—	—	49,000	—	—	—	—

Dividends	(185,000)	—	—	—	(185,000)	—	—	—

Foreign currency translation adjustment	(32,000)	—	—	—	—	—	—	(32,000)

Balance, September 30, 2018	$46,638,000	4,394,000	$4,394,000	$13,811,000	$34,822,000	(702,000)	$(5,768,000)	$(621,000)

		Class A common stock, $1 par		Additional paid-in	Retained	Treasury stock		Accumulated other comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss
Balance, January 1, 2018	$46,013,000	4,203,000	$4,203,000	$13,064,000	$34,455,000	(631,000)	$(5,179,000)	$(530,000)

Net income	911,000	—	—	—	911,000	—	—	—

Exercise of stock options	737,000	184,000	184,000	553,000	—	—	—	—

Restricted common stock compensation	32,000	7,000	7,000	25,000	—	—	—	—

Purchase of Class A common stock	(589,000)	—	—	—	—	(71,000)	(589,000)	—

Stock-based compensation	169,000	—	—	169,000	—	—	—	—

Dividends	(544,000)	—	—	—	(544,000)	—	—	—

Foreign currency translation adjustment	(91,000)	—	—	—	—	—	—	(91,000)

Balance, September 30, 2018	$46,638,000	4,394,000	$4,394,000	$13,811,000	$34,822,000	(702,000)	$(5,768,000)	$(621,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months
	ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$5,798,000	$911,000

Adjustments to reconcile net income to net cash (used in) provided by operating activities:

Non-cash charges:
Depreciation and amortization	1,148,000	1,020,000
Amortization of other intangible assets	514,000	531,000
Amortization of operating leased assets	363,000	—
Amortization of debt issue costs	18,000	71,000
Amortization of consideration payable to a customer	202,000	42,000
(Recovery of) provision for losses on accounts receivable - net	(60,000)	242,000
Stock-based compensation	89,000	169,000
Gain on sale of property and equipment	(7,817,000)	(6,000)
Restricted stock-based compensation	39,000	32,000
Deferred income taxes	332,000	292,000
Fair value increase in contingent consideration	—	86,000
Changes in operating assets and liabilities:
Accounts receivable	25,000	(2,914,000)
Inventories	(2,771,000)	(618,000)
Prepaid expenses and other current assets	(314,000)	185,000
Other assets	(1,000)	—
Accounts payable	600,000	582,000
Accrued compensation and benefits	(594,000)	73,000
Accrued other liabilities	915,000	(89,000)
Operating lease liabilities	(383,000)	—
Other liabilities	(16,000)	(15,000)
Total adjustments	(7,711,000)	(317,000)
Net cash (used in) provided by operating activities	(1,913,000)	594,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months
	ended September 30,
	2019	2018
Cash Flows from Investing Activities:
Capital expenditures	$(1,240,000)	$(1,757,000)
Payments of contingent consideration	(1,000,000)	—
Proceeds from disposal of property and equipment	8,767,000	25,000
Net cash provided by (used in) investing activities	6,527,000	(1,732,000)

Cash Flows from Financing Activities:
Dividend payments	(474,000)	(544,000)
Proceeds from exercise of stock options	—	737,000
Purchase of Class A common stock	(3,518,000)	(589,000)
Net (payment) proceeds from short-term borrowings	(307,000)	1,679,000
Proceeds from long-term debt	—	400,000
Repayments of long-term debt	(453,000)	(27,000)
Bank finance costs	(33,000)	(3,000)
Net cash (used in) provided by financing activities	(4,785,000)	1,653,000

Effect of exchange rate changes on cash	(19,000)	(27,000)
Net (decrease) increase in cash	(190,000)	488,000
Cash at beginning of period	999,000	1,241,000
Cash at end of period	$809,000	$1,729,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$135,000	$83,000
Income taxes	$1,341,000	$77,000
Cash paid for amounts included in the measurement of operating lease liabilities	$26,000	$—

Noncash information:
Right of Use (“ROU”) assets recognized for new operating lease liabilities	$2,500,000	$—
Operating lease liability related to ROU assets recognized upon adoption of ASC 842	$418,000	$—

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

Florida Pneumatic imports, manufactures and sells pneumatic hand tools and accessories, which are of the Company’s own design, primarily to the retail, industrial, automotive and aerospace markets.

Hy-Tech designs, manufactures and distributes industrial pneumatic tools, industrial gears, hydrostatic test plugs and a wide variety of parts under brands including ATP, ATSCO, OZAT, NUMATX, Thaxton and Quality Gear.  Industries served include power generation, petrochemical, construction, railroad, mining, ship building and fabricated metals. Hy-Tech also manufactures components, assemblies, finished product and systems for various Original Equipment Manufacturers (“OEM”) under their own brand names. Hy-Tech’s OEM product line is known in the marketplace as “Engineered Solutions”.

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

Effective as of the Jupiter Closing Date, Florida Pneumatic, entered into a lease with respect to an approximately 42,000 square foot portion of the Jupiter Facility. The lease is for a term of five years, with either party able to terminate after four years. The initial monthly base rent under the lease is $32,345 with annual escalations of three percent. Florida Pneumatic will also be responsible for certain other payments of “additional rent” as set forth in the lease, including certain taxes, assessments and operating expenses. The Company considered the guidance in the current account literature relating to the recognition of the gain and determined that the full amount of $7,817,000 should be recognized as of the date of the transaction.

(See Note 8 and the Liquidity section of Management’s Discussion and Analysis for further information.)

Customer concentration

At September 30, 2019 and December 31, 2018, accounts receivable from The Home Depot was 28.1% and 32.6%, respectively, of total accounts receivable. Additionally, revenue from The Home Depot during the three and nine-month periods ended September 30, 2019 and 2018 were 21.8% and 20.8%, and 35.1% and 28.1%, respectively, of total revenue. There were no other customers that accounted for more than 10% of consolidated revenue or accounts receivable during the three or nine-month periods ended September 30, 2019 or 2018.

Management Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses in those financial statements.  Certain significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, inventory, goodwill, intangible assets and other long-lived assets, contingent consideration, income taxes and deferred taxes.  Descriptions of these policies are discussed in the Company’s 2018 Form 10-K.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and adjusts when facts and circumstances dictate.  As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions.  Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

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

The Company’s operating leases include vehicles, office space and the use of real property. The Company has not identified any material finance leases as of September 30, 2019.

For the three and nine months ended September 30, 2019, the Company had $185,000 and $363,000, respectively, in Operating lease expense.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of September 30, 2019:

As of September 30, 2019
2019 (excluding the nine months ended September 30, 2019)	$184,000
2020	586,000
2021	507,000
2022	466,000
2023	468,000
Thereafter	201,000
Total operating lease payments	2,412,000
Less imputed interest	(228,000)
Total operating lease liabilities	$2,184,000

Weighted-average remaining lease term	4.3 years
Weighted-average discount rate	5.0%

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES – (continued)

Revenue recognition

Florida Pneumatic markets its air tool products to four primary sectors within the pneumatic tool market; Retail, Automotive, Industrial and Aerospace. It also generates revenue from its Berkley products line, as well as a line of air filters and other OEM parts (“Other”).

	Three months ended September 30,
	2019		2018		(Decrease) increase
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Retail	$3,240,000	29.5%	$6,343,000	45.2%	$(3,103,000)	(48.9)%
Automotive	3,293,000	30.1	2,930,000	20.9	363,000	12.4
Industrial	1,301,000	11.9	1,592,000	11.3	(291,000)	(18.3)
Aerospace	2,977,000	27.2	3,015,000	21.5	(38,000)	(1.3)
Other	140,000	1.3	155,000	1.1	(15,000)	(9.7)
Total	$10,951,000	100.0%	$14,035,000	100.0%	$(3,084,000)	(22.0)%

	Nine months ended September 30,
	2019		2018		(Decrease) increase
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Retail	$9,379,000	29.2%	$14,649,000	37.8%	$(5,270,000)	(36.0)%
Automotive	10,916,000	33.9	10,640,000	27.4	276,000	2.6
Industrial	3,887,000	12.0	3,958,000	10.2	(71,000)	(1.8)
Aerospace	7,530,000	23.4	8,989,000	23.2	(1,459,000)	(16.2)
Other	465,000	1.5	534,000	1.4	(69,000)	(12.9)
Total	$32,177,000	100.0%	$38,770,000	100.0%	$(6,593,000)	(17.0)%

Hy-Tech

Hy-Tech designs, manufactures and sells a wide range of industrial products under the brands ATP, OZAT and ATSCO which are categorized as “ATP” for reporting purposes. Products manufactured for other companies under their brands are included in the OEM category in the table below. NUMATX, Thaxton and other peripheral product lines, such as general machining and gears, are reported as “Other” below:

	Three months ended September 30,
	2019		2018		(Decrease) increase
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
ATP	$1,375,000	36.0%	$1,487,000	41.0%	$(112,000)	(7.5)%
OEM	2,128,000	55.6	1,723,000	47.5	405,000	23.5
Other	322,000	8.4	417,000	11.5	(95,000)	(22.8)
Total	$3,825,000	100.0%	$3,627,000	100.0%	$198,000	5.5%

	Nine months ended September 30,
	2019		2018		(Decrease) increase
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
ATP	$5,160,000	44.0%	$5,196,000	48.0%	$(36,000)	(0.7)%
OEM	5,472,000	46.7	4,371,000	40.4	1,101,000	25.2
Other	1,087,000	9.3	1,255,000	11.6	(168,000)	(13.4)
Total	$11,719,000	100.0%	$10,822,000	100.0%	$897,000	8.3%

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

The following table sets forth the elements of basic and diluted earnings per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator for basic and diluted earnings per common share:
Net income	$136,000	$541,000	$5,798,000	$911,000

Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	3,144,000	3,701,000	3,229,000	3,626,000
Dilutive securities (1)	49,000	83,000	60,000	112,000
Denominator for diluted earnings per share - weighted average common shares outstanding	3,193,000	3,784,000	3,289,000	3,738,000

(1)	Dilutive securities consist of “in the money” stock options.

At September 30, 2019 and 2018, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Common Stock for the period. The weighted average of anti-dilutive stock options outstanding was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Weighted average antidilutive stock options outstanding	57,000	—	24,000	16,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 – STOCK-BASED COMPENSATION

There were no options granted or issued during the three-month period ended September 30, 2019.

The following is a summary of the changes in outstanding options during the nine-month period ended September 30, 2019:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2019	218,075	$6.22	5.6	$335,310
Granted	8,000	8.55
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, September 30, 2019	226,075	$6.30	5.0	$198,395
Vested, September 30, 2019	188,409	$6.08	4.3	$198,395

	Option Shares	Weighted Average Grant- Date Fair Value
Non-vested options, January 1, 2019	59,333	$4.41
Granted	8,000	4.60
Vested	(29,667)	4.41
Forfeited	—
Non-vested options, September 30, 2019	37,666	$4.45

The number of shares of Common Stock available for issuance under the P&F Industries, Inc. 2012 Stock Incentive Plan (the “2012 Plan”) as of September 30, 2019 was 62,062. At September 30, 2019, there were 191,575 options outstanding issued under the 2012 Plan and 34,500 options outstanding issued under the 2002 Stock Incentive Plan.

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

On September 12, 2018, subsequent to the expiration of a repurchase plan (the “2017 Repurchase Program”) that was adopted by the Board of Directors in 2017, the Company’s Board of Directors authorized the Company to repurchase up to 100,000 additional shares of its Common Stock (the “2018 Repurchase Program”) from time-to-time over the next twelve months through a 10b5-1 trading plan, and potentially through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. On September 14, 2018, the Company announced that, pursuant to the 2018 Repurchase Program, it had adopted a written trading plan in accordance with the guidelines specified under Rule 10b5-1 under the Securities Exchange Act of 1934. Repurchases made under the plan, that commenced on September 17, 2018, are subject to the SEC’s regulations, as well as certain price, market, volume, and timing constraints specified in the plan. In July 2019, the Company repurchased 7,000 shares of its Common Stock at an aggregate cost of approximately $51,000, thus completing the 2018 Repurchase Program.

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

As of September 30, 2019, and December 31, 2018, the carrying amounts reflected in the accompanying consolidated balance sheets for current assets and current liabilities approximated fair value due to the short-term nature of these accounts.

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

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 5 – ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	September 30, 2019	December 31, 2018
Accounts receivable	$9,808,000	$9,847,000
Allowance for doubtful accounts, sales discounts and chargebacks	(212,000)	(273,000)
	$9,596,000	$9,574,000

NOTE 6 – INVENTORIES

Inventories consist of:

	September 30, 2019	December 31, 2018
Raw material	$2,166,000	$1,963,000
Work in process	1,863,000	1,924,000
Finished goods	19,194,000	16,609,000
	$23,223,000	$20,496,000

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

Balance, January 1, 2019	$4,436,000
Currency translation adjustment	(6,000)
Balance, September 30, 2019	$4,430,000

Other intangible assets were as follows:

	September 30, 2019			December 31, 2018
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships (1)	$6,813,000	$2,558,000	$4,255,000	$6,821,000	$2,135,000	$4,686,000
Trademarks and trade names (1)	2,296,000	—	2,296,000	2,308,000	—	2,308,000
Trademarks and trade names	200,000	42,000	158,000	200,000	32,000	168,000
Engineering drawings	330,000	221,000	109,000	330,000	202,000	128,000
Non-compete agreements (1)	229,000	223,000	6,000	233,000	223,000	10,000
Patents	1,405,000	960,000	445,000	1,405,000	905,000	500,000
Totals	$11,273,000	$4,004,000	$7,269,000	$11,297,000	$3,497,000	$7,800,000

(1)	A portion of these intangibles are maintained in a foreign currency and are therefore subject to foreign exchange rate fluctuations.

Amortization expense of intangible assets subject to amortization was as follows:

Three months ended September 30,		Nine months ended September 30,
2019	2018	2019	2018
$170,000	$172,000	$514,000	$531,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS – (Continued)

The weighted average amortization period for intangible assets was as follows:

	September 30, 2019	December 31, 2018
Customer relationships	8.6	9.3
Trademarks and trade names	11.8	12.5
Engineering drawings	7.4	7.7
Non-compete agreements	1.5	2.3
Patents	7.3	7.9

Amortization expense for each of the next five years and thereafter is estimated to be as follows:

2020	$651,000
2021	636,000
2022	634,000
2023	634,000
2024	619,000
Thereafter	1,799,000
$4,973,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8 – DEBT

In October 2010, the Company entered into a Loan and Security Agreement (“Credit Agreement”) with an affiliate of Capital One, National Association (“Capital One” or the “Bank”). The Credit Agreement, as amended and restated in April 2017 and further amended from time-to-time, among other things, provides the ability to borrow funds under a $16,000,000 revolver line (“Revolver”), subject to certain borrowing base criteria. Additionally, there is a $2,000,000 line for capital expenditures (“Capex Loan”), with $1,600,000 available for future borrowings. Revolver and Capex Loan borrowings are secured by the Company’s accounts receivable, inventory, equipment, real property among other things. In June 2019, the Company repaid the principal amount of $100,000 under a Tranche A Term Loan, as defined in the Credit Agreement. P&F and certain of its subsidiaries are borrowers under the Credit Agreement, and their obligations are cross-guaranteed by certain other subsidiaries. The Credit Agreement has an expiration date of February 8, 2024.

At the Company’s option, Revolver borrowings bear interest at either LIBOR (“London interbank Offered Rate”) or the Base Rate, as the term is defined in the Credit Agreement, plus an Applicable Margin, as defined in the Credit Agreement. The Company is subject to limitations on the number of LIBOR borrowings.

SHORT–TERM BORROWINGS

At September 30, 2019, short-term or Revolver borrowing was $1,789,000, compared to $2,096,000, at December 31, 2018. Applicable Margin Rates at September 30, 2019 and December 31, 2018 for LIBOR and Base Rates were 1.50% and 0.50%, respectively. Additionally, at September 30, 2019 and December 31, 2018, there was approximately $13,500,000 and $12,024,000, respectively, available to the Company under its Revolver arrangement.

The average balance of short-term borrowings during the three and nine-month periods ended September 30, 2019 were $1,195,000 and $3,774,000, compared to $4,060,000 and $2,834,000 for the same periods in 2018.

NOTE 9 – DIVIDEND PAYMENTS

On August 8, 2019, the Company’s Board of Directors, in accordance with its dividend policy, declared a quarterly cash dividend of $0.05 per common share, which was paid on August 23, 2019, to shareholders of record at the close of business on August 19, 2019. The total amount of this dividend payment was approximately $157,000. During the nine-month period ended September 30, 2019, the Company has paid approximately $474,000 in dividend payments.

NOTE 10 – SUBSEQUENT EVENT

Effective October 25, 2019, the Company, through a wholly owned subsidiary of Hy-Tech, acquired substantially all the assets comprising the businesses of Blaz-Man Gear, Inc. and Gear Products & Manufacturing, Inc., each an Illinois-based corporation that manufactures and distributes custom gears. The Company believes that the acquisition of these two businesses will provide added expertise and market exposure into the customized/specialty gears market. The purchase price consisted of an aggregate of approximately $3.5 million in cash, which was funded by Revolver borrowings and the assumption of certain payables and contractual obligations. In addition, the sellers may be entitled to additional contingent consideration based upon sale of certain categories of acquired inventory during the two-year period following the closing date. The Company is unable to present pro-forma information as required per ASC 805-10-50, due to among other things, the limited time available to determine accurate purchase price allocation, which is necessary in order to compute the fair value of intangible assets and amortization thereof.

In connection with the acquisition, the Company entered into Consent, Joinder and Amendment No. 8 to Second Amended and Restated Loan and Security Agreement (“Amendment No. 8”), with Capital One, National Association. Amendment No. 8, among other things, provided consent to the acquisitions. The Amendment also modified the Credit Agreement to suspend the requirement pertaining to compliance with the covenant relating to a Fixed Charge Coverage Ratio, unless a Default or Event of Default occurs, or availability is less than 17.5% of the aggregate amount of the Revolver Commitments, as defined, at any time. Further, it granted permission to the Company to continue its issuance of dividends and allow the Company to repurchase shares of its own common stock, provided that no Default or Event of Default has occurred, subject to Revolver availability limitations, among other things.

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

Florida Pneumatic imports, manufactures and sells pneumatic hand tools and accessories, which are of its own design, primarily to the retail, industrial, automotive and aerospace markets.

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

As the result of new tariffs imposed since mid-2018, specifically those imposed on products imported from China, we now must consider tariffs a key economic measure, as a significant portion of products imported by Florida Pneumatic, primarily for our Retail customers, are subject to these tariffs.

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

OVERVIEW

Key factors or events impacting our third quarter 2019 results of operations were:

•	Reduction in retail revenue due to third quarter 2018 roll-out of a refreshed line to The Home Depot, not repeating in 2019;

•	Customer and product mix at Hy-Tech, which adversely impacted gross margin; and

•	Negative adjustment to the carrying value of certain items within Hy-Tech’s inventory.

RESULTS OF OPERATIONS

Based on negotiations with our overseas suppliers and The Home Depot (“THD”), which is our largest customer that is currently affected by the tariffs imposed since July 2018, we have been able to avoid much of the impact of such tariffs. However, there is no guarantee that we will be able to avoid some or all of any new, or additional tariffs. Should we be unable to avoid such additional costs, our gross margin on these products likely would be severely impacted. This could cause us to terminate or alter certain customer/supplier relationships.

Additionally, we believe that over time, several newer technologies and features will have a greater impact on the market for our traditional pneumatic tool offerings. The impact of this evolution has been felt initially by the advent of advanced cordless, or battery-powered hand tools, particularly in the automotive aftermarket or in the retail sector. We continue to perform a cost-benefit analysis of developing or incorporating more advanced technologies in our tool platforms.

Lastly, the ongoing low production level of one of Boeing’s major aircraft has negatively impacted our aerospace sector revenue. Should the global decision to keep this aircraft grounded and the Federal Aviation Administration hold off on a decision that this aircraft is safe to fly, it is likely Boeing will continue to have lower production rates, which in turn will likely continue to have an adverse effect on our revenue.

Other than the aforementioned or matters that may be discussed elsewhere in this Form 10-Q, there are no major trends or uncertainties that had, or we could have reasonably expected to have, a material impact on our revenue, nor was there any unusual or infrequent event, transaction or any significant economic change that materially affected our results of operations.

Unless otherwise discussed elsewhere in the Management’s Discussion and Analysis, we believe that our relationships with our key customers and suppliers remain satisfactory.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS – (Continued)

REVENUE

The tables below provide an analysis of our net revenue for the three and nine-month periods ended September 30, 2019 and 2018:

	Three months ended September 30,
			Increase (decrease)
	2019	2018	$	%
Florida Pneumatic	$10,951,000	$14,035,000	$(3,084,000)	(22.0)%
Hy-Tech	3,825,000	3,627,000	198,000	5.5

Consolidated	$14,776,000	$17,662,000	$(2,886,000)	(16.3)%

	Nine months ended September 30,
			Increase (decrease)
	2019	2018	$	%
Florida Pneumatic	$32,177,000	$38,770,000	$(6,593,000)	(17.0)%
Hy-Tech	11,719,000	10,822,000	897,000	8.3

Consolidated	$43,896,000	$49,592,000	$(5,696,000)	(11.5)%

Florida Pneumatic

Florida Pneumatic markets its air tool products to four primary sectors within the pneumatic tool market; Retail, Automotive, Industrial and Aerospace. It also generates revenue from its Berkley products line, as well as a line of air filters and other OEM parts (“Other”).

	Three months ended September 30,
	2019		2018		(Decrease) increase
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Retail	$3,240,000	29.5%	$6,343,000	45.2%	$(3,103,000)	(48.9)%
Automotive	3,293,000	30.1	2,930,000	20.9	363,000	12.4
Industrial	1,301,000	11.9	1,592,000	11.3	(291,000)	(18.3)
Aerospace	2,977,000	27.2	3,015,000	21.5	(38,000)	(1.3)
Other	140,000	1.3	155,000	1.1	(15,000)	(9.7)
Total	$10,951,000	100.0%	$14,035,000	100.0%	$(3,084,000)	(22.0)%

	Nine months ended September 30,
	2019		2018		(Decrease) increase
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Retail	$9,379,000	29.2%	$14,649,000	37.8%	$(5,270,000)	(36.0)%
Automotive	10,916,000	33.9	10,640,000	27.4	276,000	2.6
Industrial	3,887,000	12.0	3,958,000	10.2	(71,000)	(1.8)
Aerospace	7,530,000	23.4	8,989,000	23.2	(1,459,000)	(16.2)
Other	465,000	1.5	534,000	1.4	(69,000)	(12.9)
Total	$32,177,000	100.0%	$38,770,000	100.0%	$(6,593,000)	(17.0)%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - (Continued)

Florida Pneumatic

The most significant component of the change in our Retail revenue this quarter, compared to the same three-month period in 2018 was the shipment by Florida Pneumatic of approximately $3.6 million during the third quarter of 2018 of a then new, refreshed line of pneumatic tools and accessories to THD. There were no unusual shipments during the three-month period ended September 30, 2019. The decline in Industrial revenue this quarter was due primarily to recent sluggishness in the sector and reduced orders from certain customers that service the aircraft industry that have been negatively affected by the reduction in production by Boeing of certain civilian aircraft, compared to the same period in 2018. Florida Pneumatic’s three-month 2019 Automotive revenue increased, when compared to the same period in 2018 due primarily to the introduction of a new line of pneumatic hand tools. This new line features enhanced vibration reduction technology and longer life of the internal mechanism.

The most significant component to the decline in Florida Pneumatic’s nine-month revenue, compared to the same period in the prior year was lower sales to THD. As noted above, during the third quarter of 2019 there were no special orders, whereas during the third quarter of 2018, Florida Pneumatic shipped over $3.6 million of a then new, refreshed line of pneumatic tools and accessories. Additionally, we believe this reduction in revenue was partially due to THD being in an overstocked position at the end of 2018, which caused a reduction in orders during the early part of 2019. The decline in year-to-date Aerospace revenue, compared to the same nine-month period that ended September 30, 2018, was due to shipments to a customer in the first quarter of 2018 not repeating in 2019, and to a lesser degree, the decision by Boeing to reduce production of its 737 Max. Automotive revenue during the nine-month period ended September 30, 2019 improved compared to the same period in 2018, primarily due to the launch of a new line of tools.

Hy-Tech

Hy-Tech designs, manufactures and sells a wide range of industrial products under the brands ATP, OZAT and ATSCO which are categorized as “ATP” for reporting purposes. Products manufactured for other companies under their brands are included in the OEM category in the table below. NUMATX, Thaxton and other peripheral product lines, such as general machining and gears, are reported as “Other” below:

	Three months ended September 30,
	2019		2018		(Decrease) increase
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
ATP	$1,375,000	36.0%	$1,487,000	41.0%	$(112,000)	(7.5)%
OEM	2,128,000	55.6	1,723,000	47.5	405,000	23.5
Other	322,000	8.4	417,000	11.5	(95,000)	(22.8)
Total	$3,825,000	100.0%	$3,627,000	100.0%	$198,000	5.5%

	Nine months ended September 30,
	2019		2018		(Decrease) increase
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
ATP	$5,160,000	44.0%	$5,196,000	48.0%	$(36,000)	(0.7)%
OEM	5,472,000	46.7	4,371,000	40.4	1,101,000	25.2
Other	1,087,000	9.3	1,255,000	11.6	(168,000)	(13.4)
Total	$11,719,000	100.0%	$10,822,000	100.0%	$897,000	8.3%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - (Continued)

Hy-Tech

Overall, Hy-Tech revenue improved this quarter, compared to same three-month period in 2018 by 5.5%. The 23.5% net increase in Hy-Tech’s OEM revenue was driven primarily by Hy-Tech’s Engineered Solutions products offering, which is designed to exploit Hy-Tech’s expertise in engineering and manufacturing and enable it to pursue alternate, non-traditional markets and develop different applications for its tools, motors and related accessories. We believe the development of the Engineered Solutions offering will continue to provide Hy-Tech an opportunity to generate additional sources of revenue in the future. However, their continuing effort to expand the Engineered Solutions initiative has, this quarter, negatively impacted both ATP and Other revenues as less resources are allocated to these product lines.

For the nine-month period ended September 30, 2019, the 25.2% growth in Hy-Tech’s OEM revenue, compared to the same nine-month period in 2018 was driven primarily by growth in its Engineered Solutions initiative. The net decline in ATP revenue was driven by reductions in shipments to a major customer as well as a slight decline in international sales. These declines were partially offset by increases in traditional ATP tools and parts. The slight decline in Hy-Tech’s Other revenue was due to lower general machining, partially offset by increased gears and Numatx revenue.

Gross profit / margin

	Three months ended September 30,		Increase (decrease)
	2019	2018	Amount		%
Florida Pneumatic	$4,436,000	$5,351,000	$(915,000)		(17.1)%
As percent of respective revenue	40.5%	38.1%	2.4	% pts
Hy-Tech	$913,000	$1,247,000	$(334,000)		(26.8)
As percent of respective revenue	23.9%	34.4%	(10.5	)% pts
Total	$5,349,000	$6,598,000	$(1,249,000)		(18.9)%
As percent of respective revenue	36.2%	37.4%	(1.2	)% pts

	Nine months ended September 30,		Increase (decrease)
	2019	2018	Amount		%
Florida Pneumatic	$12,628,000	$14,066,000	$(1,438,000)		(10.2)%
As percent of respective revenue	39.2%	36.3%	2.9	% pts
Hy-Tech	$3,510,000	$3,831,000	$(321,000)		(8.4)
As percent of respective revenue	30.0%	35.4%	(5.4	)% pts
Total	$16,138,000	$17,897,000	$(1,759,000)		(9.8)%
As percent of respective revenue	36.8%	36.1%	0.7	% pts

Factors contributing to the 2.4 percentage point improvement in Florida Pneumatic’s gross margin this quarter, compared to the same three-month period ended September 30, 2018, include: a) improved product and customer mix, price increases, and greater absorption of manufacturing overhead in aerospace at Jiffy, and b) its decision to greatly reduce AIRCAT promotional programs in 2019 that were offered during much of 2018.

The improved gross margin at Florida Pneumatic for the nine-month period ended September 30, 2019, compared to the same period a year ago is due primarily to a) its decision to greatly reduce AIRCAT promotional programs in 2019 that were offered during much of 2018, b) during the nine month period ended September 30, 2019, Jiffy was able to pass through various price increases, and increased its manufacturing efficiencies, and c) overall improved product and customer mix, compared to the same period in 2018.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - (Continued)

When comparing the third quarter of 2019 to the same period in the prior year, Hy-Tech’s gross margin declined, primarily due to both customer and product mix, and a charge to its obsolete and slow-moving inventory reserve this quarter, compared to the same period a year ago.

The 5.4 percentage point decline in Hy-Tech’s nine-month gross margin stated in the table above, was due to a number of factors: (i) unusually high costs incurred during the three-month period ended March 31, 2019, in areas such as repairs and maintenance and sample costs; (ii) under absorption of manufacturing overhead, mostly in the first quarter of 2019, in turn primarily due to a complete enterprise-wide, information technologies system conversion occurring during the first quarter of 2019, which caused the facility to halt production for approximately three days, (iii) increased charges in obsolete and slow-moving inventory in both the second and third quarters of 2019, compared to the same period a year ago, (iv) product mix, and (v) increased material and labor costs. In an effort to improve its gross margin in the fourth quarter of 2019, Hy-Tech will be increasing the selling prices on several high-volume items and will implement a better sourcing and cost reduction program.

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

During the third quarter of 2019, our SG&A was $5,208,000, compared to $5,737,000 for the same three-month period in 2018. Significant components to the net reduction include: (i) a decrease of $174,000 in compensation expenses, which is comprised of base salaries and wages, accrued performance-based bonus incentives and associated payroll taxes and employee benefits; (ii) a decrease of $391,000 in variable expenses, due primarily to lower Retail revenue. Variable expenses include such expenses as, commissions, freight out, advertising and promotion expenses and travel and entertainment; and (iii) an increase of $98,000 in professional services, driven by the acquisition occurring in October 2019 (see Note 10 to the Consolidated Financial Statements).

Our SG&A for the nine-month period ended September 30, 2019 was $15,930,000, compared to $16,371,000 for the same period in 2018. Significant components to the net change include: (i) a decrease of $90,000 in compensation expenses; (ii) a decrease of $80,000 in stock-based compensation; (iii) a decrease of $337,000 in variable expenses due primarily to lower Retail revenue; and (iv) an increase in professional services of $109,000, due primarily to the acquisition in October 2019.

Gain on sale of property and equipment

Effective June 18, 2019, we completed the sale of real property located in Jupiter, the facility where Florida Pneumatic conducts its principal operations (the “Jupiter Facility”). The Jupiter Facility was purchased by an unrelated third party, for a final purchase price of $9.2 million. After broker fees and other expenses relating to the sale, the Company received approximately $8.7 million. The Jupiter Facility had at the time of sale a net book value of approximately $932,000. As the result of the sale of the Jupiter Facility, we recognized a gain of approximately $7.8 million (see Note 1 to the Consolidated Financial Statements, and the Liquidity section of Management’s Discussion and Analysis for further information).

Other expense

Other expense of $28,000 and $86,000, respectively, for the three and nine-month periods ended September 30, 2018, represents the adjustment of the fair value of the contingent consideration obligation to the Jiffy seller.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

RESULTS OF OPERATIONS - (Continued)

Interest

	Three months ended September 30,		Decrease
	2019	2018	Amount	%
Interest expense attributable to:
Short-term borrowings	$11,000	$40,000	$29,000	72.5%
Term loans, including Capex Term Loans	—	5,000	5,000	100.0
Amortization expense of debt issue costs	2,000	21,000	19,000	90.5

Total	$13,000	$66,000	$53,000	80.3%

	Nine months ended September 30,		(Increase) decrease
	2019	2018	Amount	%
Interest expense attributable to:
Short-term borrowings	$117,000	$77,000	$(40,000)	(51.9)%
Term loans, including Capex Term Loans	9,000	10,000	1,000	10.0
Amortization expense of debt issue costs	18,000	71,000	53,000	74.6

Total	$144,000	$158,000	$14,000	8.9%

The decrease in short-term loan borrowings interest during the third quarter of 2019, compared to the same period in 2018, was driven primarily by lower borrowings against our Revolver, compared to the prior year. The proceeds from the sale of the Jupiter facility discussed previously in Note 1 to our consolidated financial statements, was the key factor to the reduced borrowings.

Our average balance of short-term borrowings during the three and nine-month periods ended September 30, 2019 was $1,195,000 and $3,774,000, respectively, compared to $4,060,000, and $2,834,000, respectively, during the same three and nine-month periods in 2018. Debt issue costs incurred in connection with the Amendment No. 5, which are being amortized through February 2024, were lower than the costs associated with the previous amendments.

Income taxes

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods. Accordingly, our effective tax rate for the three and nine-month periods ended September 30, 2019 were (6.3)% and 26.4%, compared to the effective tax rates of 29.5% and 29.3%, respectively, for the three and nine-month periods ended September 30, 2018. The Company’s effective tax rates for all periods presented were impacted primarily by state taxes, and non-deductible expenses. A reduction in the annualized effective tax rate used by the Company relative to prior quarter, is creating a negative tax rate for the three month period ended September 30, 2019.

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

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	September 30, 2019	December 31, 2018
Working Capital	$25,480,000	$22,323,000
Current Ratio	3.65 to 1	3.26 to 1
Shareholders’ Equity	$47,384,000	$45,535,000

Credit facility

Our Credit Facility is discussed in detail in Note 8 to our consolidated financial statements.

We provide Capital One with monthly financial statements, borrowing base certificates and certificates of compliance with various financial covenants. Should an event of default occur, the interest rate on all borrowings would increase by two percent points per annum during the period of default, in addition to other remedies provided to Capital One.

At September 30, 2019, we had $13.5 million of availability under the Revolver portion of the Credit Facility. We believe that should a need arise for us to borrow funds in excess of the Revolver and Term loans currently in effect, our Bank would provide for additional borrowings, based on the value of our real property or other assets.

Cash flows

During the nine-month period ended September 30, 2019, our net cash decreased to $809,000 from $999,000 at December 31, 2018. Our total Bank debt at September 30, 2019 was $1,789,000 compared to $2,555,000 at December 31, 2018. The total debt to total book capitalization (total debt divided by total debt plus equity); at September 30, 2019 was 3.6% compared to 5.3% at December 31, 2018.

As discussed in Note 1 to our Consolidated Financial Statements, on June 18, 2019, Florida Pneumatic completed the sale of the Jupiter Facility. The Jupiter Facility was purchased by Jupiter Warehouse Holdings LLC, an unrelated third party, for a final purchase price of $9.2 million. After broker fees and other expenses relating to the sale, we received approximately $8.7 million.

In order to fund the purchase of the businesses referred to in Note 10 to the Consolidated Financial Statements, we borrowed approximately $3,500,000 from our Revolver.

Included in the change in Other current liabilities was the payment of $1,000,000, the contingent consideration, made to the Jiffy seller.

As a condition to Capital One approving the sale of the Jupiter Facility, we were required to apply the major portion of the net proceeds from the sale to pay off the Term Loan of $100,000, the Capex Loan of approximately $313,000, and the Revolver Loan, which on the date of the closing had a balance of approximately $7.4 million. This transaction did not affect our ability to continue to borrow funds under both the Capex Loan and the Revolver Loan under the terms of the Loan Agreement.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

RESULTS OF OPERATIONS - (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Cash flows – (continued)

In February, May and August 2019, our Board of Directors declared quarterly cash dividends of $0.05 per share of our common stock, which were paid in March, May and August 2019, respectively. The total dividends paid through September 30, 2019 were $474,000. We intend to maintain the dividend policy; however, the declaration of dividends under this policy going forward is dependent upon our financial condition, results of operations, capital requirements and other factors deemed relevant by our Board of Directors.

On September 12, 2018, our Board of Directors authorized us to repurchase up to 100,000 shares of our Common Stock (the “2018 Repurchase Program”) from time-to-time over a one-year period. In July 2019 we repurchased 7,000 shares of our Common Stock at an aggregate cost of approximately $51,000. These purchases completed the 2018 Repurchase Program in which we repurchased the maximum number of our shares of 100,000 for a total of approximately $819,000.

During the nine-month period ended September 30, 2019, we used $1,240,000 for capital expenditures, compared to $1,757,000 during the same period in the prior year.  Capital expenditures for the balance of 2019 are expected to be approximately $500,000, some of which may be financed through our credit facilities with Capital One Bank or financed through independent third-party financial institutions. The remaining 2019 capital expenditures will likely be for machinery and equipment, tooling, and computer hardware and software.

Customer concentration

At September 30, 2019 and December 31, 2018, accounts receivable from The Home Depot was 28.1% and 32.6%, respectively, of our total accounts receivable. Additionally, revenue from The Home Depot during the three and nine-month periods ended September 30, 2019 and 2018 were 21.8% and 20.8%, and 35.1% and 28.1%, respectively, of our total revenue. There were no other customers that accounted for more than 10% of our consolidated revenue or accounts receivable during the three or nine-month periods ended September 30, 2019 or 2018.

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

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated, as of September 30, 2019, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of September 30, 2019, the Company’s management, including its CEO and CFO, concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, identified in connection with the evaluation required by Exchange Act Rule 13a-15(d), that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to the legal proceedings’ disclosure described in our 2018 Form 10-K.

Item 1A.	Risk Factors

There were no material changes to the risk factors previously disclosed in our 2018 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Maximum
Number
			Total Number of	of shares
			Shares Purchased as	that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price	Announced Plan	Under the Plan
Period	Shares Purchased	Paid per Share	or Program (1)	or Program (1)
July 1, 2019 – July 31, 2019	6,103	$8.23	6,103	—
August 1, 2019 – August 31, 2019	—	$—	—	—
September 1, 2019 – September 30, 2019	—	$—	—	—

(1)	On September 14, 2018, the Company publicly announced that its Board of Directors authorized a stock repurchase program and the Company adopted a written trading plan thereunder for the purpose of repurchasing up to 100,000 shares of its Common Stock. During July 2019, the Company completed the repurchase of the maximum number of shares permitted under the stock repurchase program and the trading plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

See “Exhibit Index” immediately following the signature page.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P&F INDUSTRIES, INC.
(Registrant)

/s/ JOSEPH A. MOLINO, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: November 13, 2019	(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit

31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	* Interactive Data

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

