Form 10-K
period 2019-12-31
P&F INDUSTRIES INC
filed 2020-03-30
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

The aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant, based on the last sale price on June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $14,055,051. For purposes of this calculation, shares of Common Stock held by each executive officer and director have been excluded since those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 20, 2020, there were 3,144,810 shares of the registrant’s Class A Common Stock outstanding.

Documents Incorporated by Reference

Part III of this Annual Report on Form 10-K incorporates by reference information from the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2020.

P&F INDUSTRIES, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

P&F Industries, Inc., (“P&F”) is a Delaware corporation incorporated on April 19, 1963. P&F (together with its subsidiaries, the “Company”) conducts its business through a wholly-owned subsidiary, Continental Tool Group, Inc. (“Continental”), which in turn operates through its wholly-owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”). Exhaust Technologies Inc. (“ETI”), Universal Air Tool Company Limited (“UAT”) and Jiffy Air Tool, Inc. (“Jiffy”), are all wholly-owned subsidiaries of Florida Pneumatic. The business of Air Tool Service Company (“ATSCO”) operates through a wholly-owned subsidiary of Hy-Tech. Effective October 25, 2019, the Company through a wholly owned subsidiary of Hy-Tech, acquired substantially all the operating assets comprising the businesses of Blaz-Man Gear, Inc. and Gear Products & Manufacturing, Inc., each an Illinois-based corporation that manufactured and distributed custom gears.

Florida Pneumatic

 Florida Pneumatic imports and sells pneumatic hand tools, most of which are of its own design, primarily to the retail, industrial, automotive and aerospace markets. Its products include sanders, grinders, drills, saws and impact wrenches. These tools are similar in appearance and function to electric hand tools, but are powered by compressed air, rather than by electricity or battery. Air tools, as they are more commonly referred to, generally offer better performance and weigh less than their electrical counterparts. Florida Pneumatic imports and/or manufactures approximately seventy-five types of pneumatic hand tools, most of which are sold at prices ranging from $50 to $1,000, under the names “Florida Pneumatic,” “Universal Tool”, “Jiffy Air Tool”, AIRCAT, NITROCAT, as well as under the trade names or trademarks of several private label customers. These products are sold to retailers, distributors, manufacturers and private label customers through in-house sales personnel and manufacturers’ representatives. The AIRCAT and NITROCAT brands of pneumatic tools are sold primarily to the automotive service and repair market (“automotive market”). Users of Florida Pneumatics’ hand tools include industrial maintenance and production staffs, do-it-yourself mechanics, professional automobile mechanics and auto body personnel. Jiffy manufactures and distributes pneumatic tools and components primarily to aerospace manufacturers.

There are redundant supply sources for nearly all products purchased.

The primary competitive factors in the industrial and automotive market are quality, breadth and availability of products, customer service, technical support, price and brand name awareness. The primary competitive factors in the retail pneumatic tool market are price, service and brand-name awareness. The primary competitive factors in the aerospace market are quality, technology and service levels. Florida Pneumatics’ products are sold directly to the retailers, direct to customers and through distributors. Currently, there is minimal seasonality to Florida Pneumatics’ revenue.

Jiffy manufactures its own products in the United States. It sources its raw materials from various well-established suppliers throughout the United States. There are redundant sources for all materials.

During 2019, of its purchased products, Florida Pneumatic sourced approximately 25% of its pneumatic tools from China, 73% from Taiwan with the balance from Japan, Europe and domestically. Florida Pneumatic performs final assembly on certain of its products at its factory in Jupiter, Florida.

Hy-Tech

Hy-Tech designs, manufactures and distributes industrial tools, systems, gearing, accessories and a wide variety of replacement parts under various brands including ATP, Numatx, Thaxton and Quality Gear.  Hy-Tech produces and sells heavy-duty pneumatic impact tools, grinders, air motors, hydro-pneumatic riveters, hydrostatic test plugs, impact sockets and custom gears, with prices ranging from $300 to $42,000.

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

Nearly all of Hy-Tech brands are manufactured in the United States of America. Hy-Tech does distribute ATP branded impact sockets, striking wrenches and accessories imported from Italy and Asia.

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

Customers

The Company is not dependent on any one customer. During 2019 and 2018 it had one customer, The Home Depot, that accounted for 20.7% and 26.5% of its revenue, respectively. Other than the aforementioned, in 2019 and 2018, the Company did not have any customer that accounted for more than 10% of its consolidated revenue.

Employees

The Company employed 195 full-time employees as of December 31, 2019. At various times during the year our operating units may employ seasonal or part-time help, as necessary. None of the Company’s employees are represented by a union.

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

A wide range of factors could materially affect our performance. In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results elsewhere in this report, the following factors, among others, could adversely affect our business, including our results of operations or financial position:

•	Risks associated with public health crises, including epidemics and pandemics. Certain of our products and parts are manufactured overseas, predominantly in Asia (primarily in China and Taiwan) and to a lesser degree in Europe (in Italy). The overseas manufacturing of such products and parts may be subject to disruption by public health crises, such as pandemics and epidemics. The temporary or permanent loss of the services of any of such manufacturers could cause a significant disruption in our product supply chain and operations and lead to delays in product shipments. Most significantly, the recent spread of the novel coronavirus (COVID-19) and related quarantines and work and travel restrictions in China and Italy have disrupted, and may continue to disrupt, production of certain of our products, and could impair our ability to deliver products to some of our customers on a timely basis. Furthermore, a public health crisis could negatively impact spending in impacted regions, including our principal markets throughout the U.S. It could also negatively impact the staffing of our operations in the U.S. and the U.K., including our U.S.-based manufacturing facilities, and due to governmental mandates or other factors, we may need to temporarily suspend all operations in certain of our facilities. The duration of the potential business disruptions and related financial impact cannot be reasonably estimated at this time, but could materially adversely affect our business, financial condition, and results of operations. The extent to which the coronavirus or other potential public health crises may impact our results will depend on future developments, which are highly uncertain and cannot be predicted at this time

•	Exposure to fluctuations in energy prices. Fluctuations in energy prices, including crude oil and gas prices, could negatively impact the activities of those of our customers involved in extracting, refining or exploring for crude oil and gas, resulting in a corresponding adverse effect on the demand for the products that they purchase from us. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of, and demand for, oil and gas, market uncertainty and a variety of other economic factors that are beyond our control. Worldwide economic, political and military events, including war, terrorist activity, events in the Middle East and initiatives by the Organization of the Petroleum Exporting Countries (OPEC), have contributed, and are likely to continue to contribute, to price and volume volatility. Such volatility could result in a material adverse effect on our business, results of operations or financial position.

•	Debt and debt service requirements. The amount of our debt from time to time could have important consequences. For example, it could: increase our vulnerability to general adverse economic and industry conditions; limit our ability to fund future capital expenditures, working capital and other general corporate requirements and limit our flexibility in planning for, or reacting to, changes in our business.

•	Borrowing and compliance with covenants under our credit facility. Our credit facility contains affirmative and negative covenants including financial covenants, and default provisions. A breach of any of these covenants could result in a default under our credit agreement. Upon the occurrence of an event of default under our current credit agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the lenders were to accelerate the repayment of borrowings, to the extent we have significant outstanding borrowings at said time, we may not have sufficient assets to repay our asset-based credit facility and our other indebtedness. Also, should there be an event of default, or a need to obtain waivers following an event of default, we may be subject to higher borrowing costs and/or more restrictive covenants in future periods. Further, the amount available for borrowing under our asset-based revolving loan facility is subject to a borrowing base, which is determined by taking into account, among other things, our accounts receivable, inventory and machinery and equipment. Fluctuations in our borrowing base impact our ability to borrow funds pursuant to the revolving loan facility.

•	Disruption in the global capital and credit markets. If global economic and financial market conditions deteriorate, it could have a material adverse effect on our financial condition and results of operations. In particular, lower consumer spending may result in reduced demand and orders for certain of our products, order cancellations, lower revenues, increased inventories, and lower gross margins. Further, if our customers experience difficulty obtaining financing in the capital and credit markets to purchase our products, this could result in further reduced orders for our products, order cancellations, inability of customers to timely meet their payment obligations to us, extended payment terms, higher accounts receivable, reduced cash flows, greater expense associated with collection efforts and increased bad debt expense; and a severe financial difficulty experienced by our customers may cause them to become insolvent or cease business operations.

•	The strength of the retail economy in the United States and abroad. Our business is subject to economic conditions in major markets in which we operate, including recession, inflation, deflation, general weakness in retail and industrial markets, as well as the exposure to liabilities under anti-corruption laws in various countries, such as the U.S. Foreign Corrupt Practices Act, currency instability, transportation delays or interruptions, sovereign debt uncertainties and difficulties in enforcement of contract and intellectual property rights, as well as natural disasters. The strength of such markets is a function of many factors beyond our control, including interest rates, employment levels, availability of credit and consumer confidence.

•	Risks associated with sourcing from overseas. We import finished goods and component parts. Any difficulty or inability on the part of manufacturers of our products or other participants in our supply chain in obtaining sufficient financing to purchase raw materials or to finance general working capital needs, or their inability to obtain raw materials due to shortages or other factors, may result in delays or non-delivery of shipments of our products. Additionally, material increases in raw material commodity prices could further adversely affect our results of operations and financial position. Our foreign suppliers may encounter interruption in their ability to continue to provide us with products on a short-term or long-term basis. Although we believe that there are redundant sources available and maintain multiple sources for most of our products, there may be costs and delays associated with securing such sources and there can be no assurance that such sources would provide the same quality of product at similar prices. Further, substantially all of our import operations are subject to customs’ requirements and to tariffs and quotas set by governments through mutual agreements, bilateral actions or, in some cases unilateral action. Imported products and materials may, from time to time, be subject to tariffs or other trade measures in the U.S. Adverse changes in these import costs and restrictions, or our suppliers’ failure to comply with customs regulations or similar laws could harm our business. Specifically, in 2018 the United States announced the implementation of new tariffs which include items imported by us from China. The implementation of additional tariffs, or increased amounts on current tariffs, on items imported by us from China or other countries could increase our costs and could result in lowering our gross margin on products sold and could cause us to have to stop supplying certain customers.

•	Importation delays. Our ability to import products in a timely and cost-effective manner may also be affected by conditions at ports or issues that otherwise affect transportation and warehousing providers, such as port and shipping capacity, labor disputes, severe weather or increased homeland security requirements in the U.S. and other countries. These issues could delay importation of products or require us to locate alternative ports or warehousing providers to avoid disruption to customers. These alternatives may not be available on short notice or could result in higher transit costs, which could have an adverse impact on our business and financial condition.

•	Risks associated with Brexit. We have operations in the United Kingdom, and as a result, we face risks associated with the potential uncertainty and disruptions that may lead up to and follow the U.K.’s exit from the European Union (“Brexit”), including with respect to volatility in exchange rates and interest rates and potential material changes to the regulatory regime applicable to our operations in the U.K. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets. It is possible that Brexit will result in our U.K. operations becoming subject to materially different, and potentially conflicting, laws, regulations or tariffs which could require costly new compliance initiatives or changes to legal entity structures or operating practices. Furthermore, in the event the U.K. and the EU do not reach a trade agreement during a prescribed transition period, there may be additional adverse impacts on trade between the U.K. and the EU or countries outside the EU. Such impacts could adversely affect our business. The ultimate effects of Brexit on us will depend on the specific terms of any agreement the U.K. and the EU reach to provide access to each other’s respective markets.

•	Customer concentration. We have several key customers, one of which accounted for approximately 20.7% of our 2019 consolidated revenue and 27.2% of our consolidated accounts receivable at December 31, 2019. Loss of key customers or a material negative change in our relationships with our key customers could have a material adverse effect on our business, results of operations or financial position.

•	Adverse changes in currency exchange rates. A majority of our products are manufactured outside the United States, a portion of which are purchased in the local currency. As a result, we are exposed to movements in the exchange rates of various currencies against the United States dollar which could have an adverse effect on our results of operations or financial position. We believe our most significant foreign currency exposures are the Taiwan dollar (“TWD”) and the Chinese Renminbi (“RMB”). Purchases from Chinese sources are made in U.S. dollars (“USD”). However, if the RMB were to be revalued against the dollar, there could be a significant negative impact on the cost of our products. Further, the reporting currency for our Consolidated Financial Statements is the USD. Certain of the Company’s assets, liabilities, expenses and revenues are denominated in currencies other than the USD. In preparing our Consolidated Financial Statements, those assets, liabilities, expenses and revenues are translated into USD at applicable exchange rates. Increases or decreases in exchange rates between the USD and other currencies affect the USD value of those items, as reflected in the Consolidated Financial Statements. Substantial fluctuations in the value of the USD could have a significant impact on the Company’s financial condition and results of operations.

•	Impairment of long-lived assets and goodwill. The inability to generate future cash flows sufficient to support the recorded amounts of goodwill, other intangible assets and other long-lived assets could result in future impairment charges.

•	Unforeseen inventory adjustments or changes in purchasing patterns. We make purchasing decisions based upon a number of factors including an assessment of market needs and preferences, manufacturing lead times and cash flow considerations. To the extent that our assumptions result in inventory levels being too high or too low, there could be a material adverse effect on our business, results of operations or financial position.

•	Market acceptance of products. There can be no assurance that the market continues its acceptance of the products we introduced in recent years or will accept new products (including the introduction of products into new geographic markets) introduced or scheduled for introduction in 2020. There can also be no assurance that the level of sales generated from these new products or geographic markets relative to our expectations will materialize.

•	Competition. The markets in which we sell our products are highly competitive on the basis of price, quality, availability, post-sale service and brand-name awareness. A number of competing companies are well-established manufacturers that compete on a global basis.

•	Technology. Our business is subject to the evolution of technology over time. There can be no assurance that our current level of technology will be sufficient to satisfy our markets in the future.

•	Price reductions. Price reductions in response to customer and competitive pressures, as well as price reductions or promotional actions taken in order to drive demand, could have a material adverse effect on our business, results of operations or financial position.

•	Interest rates. Interest rate fluctuations and other capital market conditions could have a material adverse effect on our business, results of operations or financial position.

•	Litigation and insurance. The effects of litigation and product liability exposure, as well as other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission and our public announcements could have a material adverse effect on our business, results of operations or financial position. Further, while we maintain insurance policies to protect against most potential exposures, events may arise against which we may not be adequately insured.

•	Retention of key personnel. Our success depends to a significant extent upon the abilities and efforts of our key personnel. The loss of the services of any of our key personnel or our inability to attract and retain qualified personnel in the future could have a material adverse effect on our business, results of operations or financial position.

•	Acquisition of businesses. Part of our business strategy is to opportunistically acquire complementary businesses, which involve risks that could have a material adverse effect on our business, financial condition and results of operations. These risks include:

•	Loss or significant decline in the revenue of customers of the acquired businesses;
•	Inability to integrate successfully the acquired businesses’ operations;
•	Inability to coordinate management and integrate and retain employees of the acquired businesses;
•	Difficulties in implementing and maintaining consistent standards, controls, procedures, policies and information systems;
•	Failure to realize anticipated synergies, economies of scale or other anticipated benefits, or to maintain operating margins;
•	Strain on our personnel, systems and resources, and diversion of attention from other priorities;
•	Incurrence of additional debt and related interest expense;
•	Unforeseen or contingent liabilities of the acquired businesses; and
•	Large write-offs or write-downs, or the impairment of goodwill or other intangible assets.

•	Regulatory environment. We cannot anticipate the impact of changes in laws and regulations, including changes in accounting standards, taxation requirements, including tax rate changes, new tax laws and revised tax law interpretations, and environmental laws, in both domestic and foreign jurisdictions. Increased legislative and regulatory activity and burdens, and a more stringent manner in which they are applied, could significantly impact our business and the economy as a whole.

•	The threat of terrorism and related political instability and economic uncertainty. The threat of potential terrorist attacks on the United States and throughout the world and political instability has created an atmosphere of economic uncertainty in the United States and in foreign markets. Our results may be impacted by the macroeconomic effects of those events. Also, a disruption in our supply chain as a result of terrorist attacks or the threat thereof may significantly affect our business and its prospects. In addition, such events may also result in heightened domestic security and higher costs for importing and exporting shipments of components and finished goods. Any of these occurrences may have a material adverse effect on our financial position, cash flow or results in any reporting period.

•	Business disruptions or other costs associated with information technology, cyber-attacks, system implementations, data privacy, or catastrophic losses. We rely heavily on computer systems to manage and operate our businesses, and record and process transactions. Computer systems are important to production planning, customer service and order fulfillment among other business-critical processes. Consistent and efficient operation of the computer hardware and software systems is imperative to the successful sales and earnings performance. Despite efforts to prevent such situations, and loss control and risk management practices that partially mitigate these risks, our systems may be affected by damage or interruption from, among other causes, fire, natural disasters, power outages, system failures or computer viruses. Computer hardware and storage equipment that is integral to efficient operations, such as e-mail, telephone and other functionality, is concentrated in certain physical locations in which we operate. Additionally, we rely on software applications and enterprise cloud storage systems and cloud computing services provided by third-party vendors, and our business may be adversely affected by service disruptions or security breaches in such third-party systems. Security threats and sophisticated computer crime pose a potential risk to the security of our information technology systems, cloud storage systems, networks, services and assets, as well as the confidentiality and integrity of some of our customers' data. If we suffer a loss or disclosure of business or stakeholder information due to security breaches, including as a result of human error and technological failures, and business continuity plans do not effectively address these issues on a timely basis, we may suffer interruptions in our ability to manage operations as well as reputational, competitive or business harm, which may adversely impact our results of operations and financial condition.

•	Unforeseen events. We cannot anticipate the impact of unforeseen events, including but not limited to war and pandemic disease, on economic conditions and consumer confidence in our business.

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

Until June 18, 2019, Florida Pneumatic owned a 72,000 square foot plant facility (the “Jupiter Facility”) located in Jupiter, Florida at which it conducted its operations. Effective June 18, 2019, Florida Pneumatic completed the sale of the entire Jupiter Facility to an unrelated third party. Effective the same day, it entered into a lease for approximately 42,000 square feet of the Jupiter Facility, with the new owner. This lease is for a five-year period. Its UAT subsidiary leases a 3,100 square foot facility from a non-affiliated lessor in High Wycombe, United Kingdom. This facility houses UAT’s warehouse / distribution, as well as its office needs. This lease was renewed in 2019, for a five-year period and contains a five-year renewal clause.

The Company’s Jiffy operation is located in Carson City, Nevada in a 17,500 square foot building owned by another subsidiary of Florida Pneumatic.

Hy-Tech owns a 51,000 square foot plant facility located in Cranberry Township, Pennsylvania. Additionally, it leases a 13,200 square foot facility located in Punxsutawney, Pennsylvania, which expires in 2021 and does not have a renewal clause. In October 2019, Hy-Tech entered into a five-year lease for a second location in Punxsutawney. This second location is approximately 42,000 square feet The Company has two three-year options to renew the lease. See Note 2 – ACQUISITION, in the Notes to Consolidated Financial Statements for further information.

The Company leases its executive office of approximately 5,000 square feet located in an office building in Melville, New York. This lease expires in August 2022. The Company has an option to exit the lease giving 12 months’ notice.

Each facility described above either provides adequate space for the operations of the respective subsidiary for the foreseeable future or can be modified or expanded to provide some additional space.

The owned properties described above are pledged as collateral against the Company’s credit facility, which is discussed further in Management’s Discussion and Analysis – Liquidity and Capital Resources and Notes to Consolidated Financial Statements.

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

Our Class A Common Stock (“Common Stock”) trades on the Nasdaq Global Market under the symbol PFIN. The ranges of the high and low closing sales prices for our Common Stock during the last two years were as follows:

2019	High	Low
First Quarter	$8.66	$7.56
Second Quarter	8.62	8.00
Third Quarter	8.31	6.37
Fourth Quarter	7.50	6.24

2018	High	Low
First Quarter	$8.47	$7.17
Second Quarter	8.88	7.75
Third Quarter	8.74	7.66
Fourth Quarter	8.34	7.55

As of March 20, 2020, there were approximately 570 holders of record of our Common Stock and the closing sale price of our stock as reported by the Nasdaq Global Market was $5.15.

The Company’s Board of Directors approved a dividend policy under which the Company intends to declare a cash dividend to its stockholders in the amount of $0.20 per share per annum, payable in equal quarterly installments. In conjunction therewith, the Company’s Board of Directors declared four quarterly cash dividends of $0.05 per share to stockholders during 2019 and 2018.

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

KEY INDICATORS

Recent global events

While the COVID-19 pandemic has impacted our ability to source certain of our products, particularly with respect to factories that we utilize located in China and Italy, we do not believe this alone is likely to have a material negative impact on our results for the foreseeable future. However, we believe the impact of the virus on the global economy, particularly within the U.S., is likely to have a material impact on our results for at least the next couple of fiscal quarters. Furthermore, many U.S. states and the United Kingdom have ordered certain types of businesses to stop physical operations to contend with the impact of this pandemic. While we believe that we are currently able to continue our operations at each of our operating locations, this could change at any time in the future. We are closely monitoring the situation and taking actions to protect the safety of our employees and communities. For example, among other things, we have restricted international and domestic travel, taken a variety of steps to ensure social distancing in our facilities, including working remotely where available, and have increased our cleaning and sanitizing procedures in our facilities.

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

Operating Measures

Key operating measures we use to manage our operations are orders; shipments; development of new products; customer retention; inventory levels and productivity. These measures are recorded and monitored at various intervals, including daily, weekly and monthly. To the extent these measures are relevant, they are discussed in the detailed sections below.

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

 Performance obligations underlying our core revenue sources remain substantially unchanged. Our revenue is generated through the sale of finished products and is recognized at the point in time when merchandise is transferred to the customer with a fixed payment due generally within 30 to 90 days, and in an amount that considers the impacts of estimated allowances. Further, we have made a policy election to account for shipping and handling activities that occur after the customer has obtained control of the products as fulfillment costs rather than as an additional promised service. This election is consistent with our prior policy, and therefore the adoption of ASC 606 relating to shipping and handling activities did not have any impact on our financial results. There are no remaining performance obligations as of December 31, 2019.

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

We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. We also may record as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and our assessment of the general financial conditions affecting our customer base. If actual collection experience changes, revisions to the allowance may be required. We have a limited number of customers with individually large amounts due at any given consolidated balance sheet date. Further, any unanticipated change in the creditworthiness of any of our customers could have a material effect on our results of operations in the period in which such changes or events occur. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. Based on the information available, we believe that our allowance for doubtful accounts as of December 31, 2019 and 2018 were adequate. However, actual write-offs in future periods could exceed the recorded allowance.

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined by the first-in, first-out. Inventory, which includes materials, labor, and manufacturing overhead costs, is recorded net of an allowance for obsolete or slow-moving inventory (“OSMI”), as well as unmarketable inventory. Such allowance is based upon historical experience and management’s understanding of market conditions and forecasts of future product demand. Specifically, at Florida Pneumatic and Jiffy we generally place a 100% reserve on inventory that has not had any sales or usage in more than two years. Hy-Tech’s methodology is primarily based on inventory turns, with inventory items that turn less frequently, receiving a greater allowance. Changes in our OSMI impact our balance sheet, gross profit, and net earnings.

Goodwill and Indefinite-Lived Intangible Assets

In accordance and compliance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), we test goodwill for impairment on an annual basis. This test is performed as of the last day in November, or more frequently if we believe indicators of impairment might exist. Goodwill is tested at a level of reporting referred to as "the reporting unit." Our reporting units are Hy-Tech and Florida Pneumatic. We have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If the carrying amount of the reporting unit is less than its fair value, no impairment exists, and no further action is required. If the carrying amount of a reporting unit exceeds its fair value, the entity will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value.

We also test indefinite-lived intangible assets for impairment at least annually as of the last day of November. The evaluation of goodwill and indefinite-lived intangible assets requires that management prepare estimates of future operating results for each of the operating units. These estimates are made with respect to future business conditions and estimated expected future cash flows to determine estimated fair value. However, if, in the future, key drivers in our assumptions or estimates such as (i) a material decline in general economic conditions; (ii) competitive pressures on our revenue, or our ability to maintain margins; (iii) significant price increases from our vendors that cannot be passed through to our customers; and (iv) breakdowns in supply chain, or other possible factors beyond our control occur, an impairment charge against our intangible assets may be required.

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

We file a consolidated Federal tax return. P&F and certain of its subsidiaries file combined tax returns in New York, California, Illinois and Texas. All subsidiaries, other than UAT, file other state and local tax returns on a stand-alone basis. UAT files an income tax return with the taxing authorities in the United Kingdom.

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

MANAGEMENT OVERVIEW

Overview

During 2019, significant factors that impacted our results of operations were:

•	In June we sold the Jupiter Facility resulting in a $7.8 million gain;

•	A major roll-out of a then refreshed line of pneumatic tools to The Home Depot in 2018, which did not reoccur in 2019;

•	The slow down and eventual suspension of production of Boeing’s “737 Max” jet in 2019;

•	Lower gross margin at Hy-tech, due in part to product/customer mix, under absorption, costs associated with the implementation of an enterprise-wide information technologies system conversion and increased obsolescence;

•	Acquisition by Hy-Tech in October 2019 of two gears businesses.

In mid-2018, the Office of the United States Trade Representative (“USTR”) began imposing additional tariffs on certain Chinese-made products. These additional tariffs raised the cost of a significant number of products that we sell, primarily to The Home Depot (“THD”). We were able to mitigate the impact of these tariffs through price negotiations with our overseas manufacturer and/or our customer. During 2019, in an effort to further minimize or eliminate the effects of the additional tariffs, we arranged to have the manufacturing of many of the high tariff products relocated from China to other Asian nations.

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

RESULTS OF OPERATIONS

2019 compared to 2018

REVENUE

The tables set forth below provide an analysis of our revenue for the years ended December 31, 2019 and 2018.

Consolidated

	Year Ended December 31,
	2019		2018		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Florida Pneumatic	$43,357,000	73.9%	$50,720,000	78.0%	$(7,363,000)	(14.5)%
Hy-Tech	15,317,000	26.1	14,275,000	22.0	1,042,000	7.3
Total	$58,674,000	100.0%	$64,995,000	100.0%	$(6,321,000)	(9.7)%

 Florida Pneumatic

During the third quarter of 2018, Florida Pneumatic commenced the shipment to THD of an improved line of pneumatic tools, which replaced much of THD’s previous product offering. Gross margin for the new product line is projected to be approximately 2% less than recent historic levels. Further, in an effort to assist THD in promoting the roll out, Florida Pneumatic agreed to contribute approximately $1,088,000 to THD. This contribution is being ratably amortized over a four-year period commencing August 2018 and will be tested for impairment during said period.

Florida Pneumatic markets its air tool products to four primary sectors within the pneumatic tool market; Retail, Automotive, Industrial and the Aerospace market. It also generates revenue from its Berkley products line, as well as a line of air filters and other OEM parts (“Other”).

	Year Ended December 31,
	2019		2018		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Automotive	$14,800,000	34.1%	$14,430,000	28.5%	$370,000	2.6%
Retail customers	12,467,000	28.8	18,234,000	35.9	(5,767,000)	(31.6)
Aerospace	10,513,000	24.2	12,244,000	24.1	(1,731,000)	(14.1)
Industrial	4,969,000	11.5	5,151,000	10.2	(182,000)	(3.5)
Other	608,000	1.4	661,000	1.3	(53,000)	(8.0)
Total	$43,357,000	100.0%	$50,720,000	100.0%	$(7,363,000)	(14.5)%

The most significant component to the decline in Florida Pneumatic’s full-year 2019 revenue, compared to the full-year 2018 was lower sales to THD. It should be noted that during the third quarter of 2018, Florida Pneumatic shipped approximately $3.6 million of a then new, refreshed line of pneumatic tools and accessories to THD, whereas during 2019 there were no similar special or promotional orders. Additionally, we believe the reduction in our Retail revenue was partially due to THD being in an overstocked position at the end of 2018, which caused a reduction in orders during the early part of 2019. The decline in year-over-year Aerospace revenue was due primarily to significant orders being shipped to a customer in the first quarter of 2018 not repeating in 2019, and to a lesser degree, the decision by Boeing to reduce/suspend production of its 737 Max aircraft. When comparing 2019 Industrial revenue to that generated in 2018, the decline was due primarily to overall sluggishness in the sector and reduced orders from certain customers that service the aircraft industry that have been negatively affected by the reduction in production by Boeing of civilian aircraft. Automotive revenue for the year 2019 improved compared to full year revenue in 2018 primarily due to the launch of a new line of tools. This new line features enhanced vibration reduction technology and longer life of the internal mechanism. The reduction in revenue from our Other product lines was due to in part to Florida Pneumatic’s decision to adjust its focus away from its smaller lines to more profitable product lines.

Hy-Tech

 Hy-Tech designs, manufactures and sells a wide range of industrial products under the brands ATP and ATSCO which are categorized as “ATP” for reporting purposes. Products manufactured for other companies under their brands are included in the OEM category in the table below. NUMATX, Thaxton and other peripheral product lines, such as general machining and gears, are reported as “Other” below:

	Year Ended December 31,
	2019		2018		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
OEM	$7,321,000	47.8%	$5,447,000	38.2%	$1,874,000	34.4%
ATP	6,290,000	41.1	7,253,000	50.8	(963,000)	(13.3)
Other	1,706,000	11.1	1,575,000	11.0	131,000	8.3
Total	$15,317,000	100.0%	$14,275,000	100.0%	$1,042,000	7.3%

Hy-Tech’s revenue overall increased in 2019, compared to 2018 by 7.3%. The 34.4% net increase in Hy-Tech’s OEM revenue was driven primarily by Hy-Tech’s Engineered Solutions products offering, which is designed to exploit Hy-Tech’s expertise in engineering and manufacturing and enable it to pursue alternate, non-traditional markets and develop different applications for its tools, motors and related accessories. We believe the development of the Engineered Solutions offering will continue to provide Hy-Tech an opportunity to generate additional sources of revenue in the future. Hy-Tech continues to see a decline in the marketplace for pneumatic tools and replacement parts, the primary factor for the 13.3% decline in ATP revenue. Historically, a major component of Hy-Tech’s revenue was derived from the oil and gas sector, which weakened in the second half of 2019. As a result, it intends to emphasize its Engineered Solutions product offering, and other newer technologies. As such, it is likely that Hy-Tech may encounter reduced ATP revenue in the future. Lastly, it believes the acquisition in October 2019 of the operating assets of Blaz-Man Gear, Inc. and Gear Products & Manufacturing, Inc. (the “Gears Acquisition”) should contribute strong gross margin gear related revenue in 2020.

GROSS MARGIN

	Year Ended December 31,		Increase (decrease)
	2019	2018	Amount		%
Florida Pneumatic	$17,058,000	$18,554,000	$(1,496,000)		(8.1)%
As percent of respective revenue	39.3%	36.6%	2.7	% pts
Hy-Tech	$3,900,000	$4,633,000	$(733,000)		(15.8)%
As percent of respective revenue	25.5%	32.5%	(7.0	)% pts
Total Tools	$20,958,000	$23,187,000	$(2,229,000)		(9.6)%
As percent of respective revenue	35.7%	35.7%	0.0	% pts

 The improvement in gross margin at Florida Pneumatic in 2019, compared to the prior year, was due primarily to a) its decision to greatly reduce AIRCAT promotional programs in 2019 that were offered during much of 2018, b) during 2019, Jiffy was able to phase in various price increases, c) Jiffy improved its manufacturing efficiencies, d) overall Florida Pneumatic strengthened its product / customer mix, and e) a large reduction in sales to our low margin retail customer compared to 2018.

The 7.0 percentage point decline in Hy-Tech’s 2019 gross margin was due to a number of factors: a) unusually high overhead and manufacturing costs incurred during the three-month period ended March 31, 2019, in areas such as repairs and maintenance and sample costs; b) under absorption of manufacturing overhead, a significant portion occurring in the first quarter of 2019, primarily due to an enterprise-wide information technologies system conversion during the first quarter, which caused the facility to halt production for several days, c) increased charges in obsolete and slow-moving inventory, d) weaker gross margin mix of items sold in 2019, compared to those sold in 2018; and e) increased material and labor costs. In an effort to improve its gross margin in 2020, Hy-Tech intends to increase the selling price of several high-volume items, source less expensive parts imported from overseas and expand a cost reduction program that was put in place in late 2019.

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

Our SG&A during 2019 was $21,869,000, compared to $21,705,000 in 2018. Significant components to the net increase include: a) professional fees and services increased $392,000, due primarily to costs and expenses incurred in connection with the Gears Acquisition in October 2019 (see Note 2 to our Consolidated Financial Statements); b) governance costs increased $133,000, due primarily from additional costs incurred in 2019 in connection with an expanded examination of our internal controls; c) non-cash impairment charges during 2019 of approximately $99,000 related to a reduction of our Right-of-Use asset, which resulted from a decision by Hy-Tech to vacate a facility in Punxsutawney, PA prior to the lease expiration and an adjustment to the fair value of certain machinery and equipment of approximately $95,000. The above increases were partially offset by a) a decrease of $221,000 in compensation expenses, which is comprised of base salaries and wages, accrued performance-based bonus incentives and associated payroll taxes and employee benefits; b) a decrease of $189,000 in variable expenses, due primarily to lower Retail revenue. Variable expenses include such expenses as, commissions, freight out, advertising and promotion expenses and travel and entertainment; c) 2019 stock-based compensation declined $91,000, compared to the amount in the prior year.

OTHER EXPENSE - NET

During 2018 we adjusted the fair value of the contingent consideration obligation to the Jiffy Seller by $150,000.

GAIN ON SALE OF REAL PROPERTY

Effective June 18, 2019, Florida Pneumatic completed the sale of real property located in Jupiter, Florida in which it conducts its principal operations. This facility was purchased by an unrelated third party for purchase price of $9.2 million. After broker fees and other expenses relating to the sale, we received approximately $8.7 million and recorded a gain as a result of this sale of real property of approximately $7.8 million. See Note 1 to our Consolidated Financial Statements for further details.

 INTEREST EXPENSE - NET

	Year Ended December 31,
Interest expense – net attributable to:	2019	2018
Short-term borrowings	$167,000	$118,000
Term loans, including Capital Expenditure Term Loans	9,000	15,000
Amortization expense of debt issue costs	22,000	95,000
Interest income	—	(5,000)

Total	$198,000	$223,000

The increase on short-term borrowing interest expense was due to higher average borrowings during 2019, compared to the average short-term borrowing in the prior year. Term Loan interest declined as the result of paying off the loan in its entirety in 2019. We and our bank amended the Credit Agreement in February 2019. The debt issue costs associated with such amendment, are significantly lower than the costs associated with the expiring Credit Agreement. As such, the amortization of debt issue costs during 2019 declined compared to the prior year.

INCOME TAX EXPENSE

 The provision for income taxes in 2019 was $1,797,000, compared to $253,000, in 2018. Significant factors impacting 2019’s net effective tax rate of 26.8%, were non-deductible permanent differences and state and local taxes. The net effective tax rate for 2018 was 22.8%. See Note 10 – Income Taxes to our Consolidated Financial Statements for further discussion.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted. Among other things this Act reduced the U.S. federal corporate income tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred, created new provisions related to foreign sourced earnings, eliminated the domestic manufacturing deduction and moved to a hybrid territorial system. In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin 118, income tax effects of the Act were refined upon obtaining, preparing, and analyzing additional information during the measurement period. At December 31, 2018, the Company had completed its accounting for the tax effects of the Act.

LIQUIDITY AND CAPITAL RESOURCES

We monitor such metrics as days’ sales outstanding, inventory requirements, accounts payable and capital expenditures to project liquidity needs, as well as evaluate return on assets. Our primary sources of funds are operating cash flows and our Revolver Loan (“Revolver”) with our bank.

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	December 31,
	2019	2018
Working capital	$22,115,000	$22,323,000
Current ratio	2.92 to 1	3.26 to 1
Shareholders’ equity	$46,506,000	$45,535,000

Credit facility

Our Credit Facility is discussed in detail in Note 7 to our consolidated financial statements.

The average balance of short-term borrowings during the years ended December 31, 2019 and 2018, were $4,253,000 and $3,113,000, respectively.

We believe that should a need arise whereby the current credit facility is insufficient; we can borrow additional amounts against our real property or other assets.

Sale of Real Property

Effective June 18, 2019 (the “Jupiter Closing Date”), Florida Pneumatic completed the sale of real property located in Jupiter, Florida in which it conducts its principal operations (the “Jupiter Facility”). The Jupiter Facility was purchased by an unrelated third party for purchase price of $9.2 million. After broker fees and other expenses relating to the sale, the Company received approximately $8.7 million. See Note 1 to our Consolidated Financial Statements for further discussion.

Cash Flows

At December 31, 2019, cash used in operating activities for the year was $2,514,000, compared to cash provided by operating activities for the year ended December 31, 2018 of $2,966,000. At December 31, 2019, our cash balance was $380,000, compared to $999,000 at December 31, 2018. Cash at our UAT subsidiary at December 31, 2019 and 2018 was $85,000 and $227,000, respectively. We operate under the terms and conditions of the Credit Agreement. As a result, all domestic cash receipts are remitted to Capital One lockboxes.

Our total debt to total book capitalization (total debt divided by total debt plus equity) at December 31, 2019 was 10.8%, compared to 5.3% at December 31, 2018. We anticipate being able to generate cash from operations during 2020.

Capital spending during the year ended December 31, 2019 was $1,524,000, compared to $1,878,000 in 2018. Capital expenditures currently planned for 2020 are approximately $1,300,000, which we expect will be financed through the Credit Facility. The major portion of these planned capital expenditures will be for new metal cutting equipment, tooling and information technology hardware and software.

In October 2019, we completed the Gears Acquisition for approximately $3.5 million, which was funded from Revolver borrowings. See Note 2 – to our Consolidated Financial Statements, for further information relating to this transaction.

During 2019 our Board of Directors approved the payment of dividends of $0.05 per common share to the shareholders of record in March 2019, May 2019, August 2019, and November 2019. During 2018, our Board of Directors voted to approve the payment of four quarterly dividends. As such, in February 2018, May 2018, August 2018, and November 2018, the Company paid a $0.05 per share dividend to the shareholders of record. The aggregate of such dividend payments was approximately $632,000 and $723,000 for the year ended December 31, 2019 and 2018, respectively. Our Board of Directors intends to maintain this dividend policy; however, the future declaration of dividends under this policy is dependent upon several factors, which includes such things as our overall financial condition, results of operations, capital requirements and other factors our board may deem relevant.

On February 14, 2019, the Company entered into an agreement to repurchase 389,909 shares of its Common Stock from certain funds and accounts advised or sub-advised by Fidelity Management & Research Company or one of its affiliates in a privately negotiated transaction at approximately $7.62 per share for a total purchase price of $2,971,000. The agreed upon purchase price per share of $7.62 was computed as the value equal to 97% of the volume weighted average price of the Company’s common stock for the 20 trading days ended on February 7, 2019.

On September 12, 2018, following the expiration of a prior repurchase program, our Board of Directors authorized us to repurchase up to 100,000 additional shares of our Common Stock (the “2018 Repurchase Program”) from time to time over the next 12 months through a 10b5-1 trading plan, and potentially through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. On September 14, 2018, we announced that, pursuant to the 2018 Repurchase Program, we adopted a written trading plan in accordance with the guidelines specified under Rule 10b5-1 under the Securities Exchange Act of 1934. Repurchases made under the plan, that commenced on September 17, 2018, were subject to the SEC’s regulations, as well as certain price, market, volume, and timing constraints specified in the plan. Under the 2018 Repurchase Program, we repurchased 100,000 shares of our Common Stock, 66,602 during 2019 and 33,398 during 2018, at an aggregate cost of approximately $547,000 and $272,000, respectively.

Included in the change in Other current liabilities was the payment of $1,000,000, the contingent consideration, payable to the seller of Jiffy.

At December 31, 2019, we had $4,871,000 of open purchase order commitments, compared to $6,700,000 at December 31, 2018.

Customer concentration

At December 31, 2019, THD accounted for 20.7% of our consolidated revenue, compared to 26.5% of 2018’s revenue. Further, accounts receivable at December 31, 2019 and 2018 from THD were 27.2% and 32.6%, respectively. There was no other customer that accounted for more than 10% of revenue or accounts receivable in 2019 or 2018.

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

P&F INDUSTRIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of P&F Industries, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of P&F Industries, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related consolidated notes (collectively referred to as the consolidated financial statements). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s Consolidated Financial Statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

 Adoption of New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, the Company adopted Accounting Standards Codification ASC 842, beginning January 1, 2019 and applied the practical expedients consistently for all of its leases.

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2008.

Jericho, New York
March 30, 2020

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS
CURRENT ASSETS

Cash	$380,000	$999,000
Accounts receivable — net	9,313,000	9,574,000
Inventories	22,882,000	20,496,000
Prepaid expenses and other current assets	1,497,000	1,137,000
TOTAL CURRENT ASSETS	34,072,000	32,206,000

PROPERTY AND EQUIPMENT
Land	507,000	1,281,000
Buildings and improvements	3,303,000	6,262,000
Machinery and equipment	25,059,000	22,612,000
	28,869,000	30,155,000
Less accumulated depreciation and amortization	18,760,000	20,380,000
NET PROPERTY AND EQUIPMENT	10,109,000	9,775,000

GOODWILL	4,726,000	4,436,000

OTHER INTANGIBLE ASSETS — net	8,259,000	7,800,000

DEFERRED INCOME TAXES — net	216,000	628,000

RIGHT-OF-USE ASSETS – OPERATING LEASES	3,859,000	—

OTHER ASSETS — net	502,000	741,000

TOTAL ASSETS	$61,743,000	$55,586,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES

Short-term borrowings	$5,648,000	$2,096,000
Accounts payable	1,843,000	2,755,000
Accrued compensation and benefits	2,019,000	2,336,000
Accrued other liabilities	1,568,000	1,243,000
Current maturities of long-term debt	—	453,000
Current leased liabilities – operating leases	879,000	—
Contingent consideration payable	—	1,000,000
TOTAL CURRENT LIABILITIES	11,957,000	9,883,000

Non-current leased liabilities – operating leases	3,070,000	—
Other liabilities	210,000	168,000

TOTAL LIABILITIES	15,237,000	10,051,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common Stock :
Class A - $1 par; authorized - 7,000,000 shares; issued – 4,416,000 at December 31, 2019 and 4,410,000 at December 31, 2018	4,416,000	4,410,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	14,056,000	13,904,000
Retained earnings	38,867,000	34,588,000
Treasury stock, at cost – 1,273,000 shares at December 31, 2019 and 816,000 shares at December 31, 2018	(10,213,000)	(6,695,000)
Accumulated other comprehensive loss	(620,000)	(672,000)

TOTAL SHAREHOLDERS’ EQUITY	46,506,000	45,535,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$61,743,000	$55,586,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years ended December 31,
	2019	2018
Net revenue	$58,674,000	$64,995,000
Cost of sales	37,716,000	41,808,000
Gross profit	20,958,000	23,187,000
Selling, general and administrative expenses	21,869,000	21,705,000
Operating (loss) income	(911,000)	1,482,000
Other expense - net	—	(150,000)
Gain on sale of building	7,817,000	—
Interest expense - net	(198,000)	(223,000)
Income before income taxes	6,708,000	1,109,000
Income tax expense - net	(1,797,000)	(253,000)
Net income	$4,911,000	$856,000

Basic earnings per share	$1.53	$0.24
Diluted earnings per share	$1.51	$0.23

Weighted average common shares outstanding:
Basic	3,207,000	3,628,000
Diluted	3,262,000	3,728,000

Net income	$4,911,000	$856,000
Other comprehensive income (loss) - foreign currency translation adjustment	52,000	(142,000)
Total comprehensive income	$4,963,000	$714,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Class A Common Stock, $1 Par		Additional paid-in	Retained	Treasury stock		Accumulated other comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss

Balance, January 1, 2018	$46,013,000	4,203,000	$4,203,000	$13,064,000	$34,455,000	(631,000)	$(5,179,000)	$(530,000)

Net income	856,000	—	—	—	856,000	—	—	—

Exercise of stock options	806,000	200,000	200,000	606,000	—	—	—	—

Restricted Common Stock compensation	45,000	7,000	7,000	38,000	—	—	—	—

Stock - based compensation	196,000	—	—	196,000	—	—	—	—

Purchase of Class A Common Stock	(1,516,000)	—	—	—	—	(185,000)	(1,516,000)	—

Dividends	(723,000)	—	—	—	(723,000)	—	—	—

Foreign currency translation adjustment	(142,000)	—	—	—	—	—	—	(142,000)

Balance December 31, 2018	$45,535,000	4,410,000	$4,410,000	$13,904,000	$34,588,000	(816,000)	$(6,695,000)	$(672,000)

		Class A Common Stock, $1 Par		Additional paid-in	Retained	Treasury stock		Accumulated other comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	(loss) income

Balance, January 1, 2019	$45,535,000	4,410,000	$4,410,000	$13,904,000	$34,588,000	(816,000)	$(6,695,000)	$(672,000)

Net income	4,911,000	—	—	—	4,911,000	—	—	—

Restricted Common Stock compensation	52,000	6,000	6,000	46,000	—	—	—	—

Stock - based compensation	106,000	—	—	106,000	—	—	—	—

Purchase of Class A Common Stock	(3,518,000)	—	—	—	—	(457,000)	(3,518,000)	—

Dividends	(632,000)	—	—	—	(632,000)	—	—	—

Foreign currency translation adjustment	52,000	—	—	—	—	—	—	52,000

Balance December 31, 2019	$46,506,000	4,416,000	$4,416,000	$14,056,000	$38,867,000	(1,273,000)	$(10,213,000)	$(620,000)

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2019	2018
Cash Flows from Operating Activities
Net income from operations	$4,911,000	$856,000

Adjustments to reconcile net income from operations to net cash (used in) provided by operating activities:
Non-cash charges:
Depreciation and amortization	1,566,000	1,383,000
Amortization of other intangible assets	703,000	702,000
Amortization of operating lease assets	582,000	—
Amortization of debt issue costs	23,000	95,000
Amortization of consideration payable to customer	270,000	122,000
(Recovery) provision for doubtful accounts	(38,000)	121,000
Stock-based compensation	106,000	196,000
Restricted stock-based compensation	52,000	45,000
Gain on sale of fixed assets	(7,817,000)	(1,000)
Deferred income taxes	409,000	253,000
Impairment of assets	194,000	—
Fair value increase in contingent consideration	—	150,000
Changes in operating assets and liabilities:
Accounts receivable	529,000	482,000
Inventories	(1,714,000)	(901,000)
Prepaid expenses and other current assets	(339,000)	83,000
Other assets	(1,000)	(988,000)
Accounts payable	(1,025,000)	317,000
Accrued compensation and benefits	(318,000)	395,000
Accrued other liabilities	255,000	(324,000)
Operating lease liabilities	(597,000)	—
Other liabilities	(265,000)	(20,000)
Total adjustments	(7,425,000)	2,110,000
Net cash (used in) provided by operating activities	(2,514,000)	2,966,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2019	2018
Cash Flows from Investing Activities:
Capital expenditures	$(1,524,000)	$(1,878,000)
Proceeds from sale real property and other assets	8,766,000	26,000
Purchase of net assets of gear businesses	(3,518,000)	—
Net cash provided by (used in) investing activities	3,724,000	(1,852,000)

Cash Flows from Financing Activities:
Dividend payments	(632,000)	(723,000)
Proceeds from exercise of stock options	—	806,000
Purchase of Class A Common Stock	(3,518,000)	(1,516,000)
Net proceeds from short-term borrowings	3,552,000	168,000
Payment of contingent consideration	(692,000)	—
Repayments of notes payable	(453,000)	(47,000)
Payments of debt issue costs	(72,000)	(3,000)
Net cash used in financing activities	(1,815,000)	(1,315,000)
Effect of exchange rate changes on cash	(14,000)	(41,000)
Net decrease in cash	(619,000)	(242,000)
Cash at beginning of year	999,000	1,241,000
Cash at end of year	$380,000	$999,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$171,000	$130,000

Income taxes	$1,809,000	$86,000

Amounts included in the measurement of operating lease liabilities	$30,000	$—

Supplemental disclosures of non-cash investing and financing activities:
Contingent consideration on acquisition of gear businesses	$64,000	$—

Capital expenditures financed	$—	$400,000

Right of Use (“ROU”) assets recognized for new operating lease liabilities	4,032,000	—
Operating lease liability related to ROU assets recognized upon adoption of ASC 842	418,000	—

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 1—SUMMARY OF ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements contained herein include the accounts of P&F Industries, Inc. and subsidiaries (“P&F” or the “Company”). All significant intercompany balances and transactions have been eliminated.

The Company

P&F is a Delaware corporation incorporated on April 19, 1963. The Company conducts its business through a wholly-owned subsidiary, Continental Tool Group, Inc. (“Continental”), which in turn operates through its wholly-owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”). Exhaust Technologies Inc. (“ETI”), Universal Air Tool Company Limited (“UAT”) and Jiffy Air Tool, Inc. (“Jiffy”), are all wholly-owned subsidiaries of Florida Pneumatic. The business of Air Tool Service Company (“ATSCO”) operates through a wholly-owned subsidiary of Hy-Tech. Effective October 25, 2019, the Company through a wholly owned subsidiary of Hy-Tech, acquired substantially all the operating assets comprising the businesses of Blaz-Man Gear, Inc. and Gear Products & Manufacturing, Inc., each an Illinois-based corporation that manufactures and distributes custom gears. See Note 2 – Acquisition, for further discussion

 Florida Pneumatic imports and sells pneumatic hand tools, most of which are of its own design, primarily to the retail, industrial, automotive and aerospace markets. Its products include sanders, grinders, drills, saws and impact wrenches. These tools are similar in appearance and function to electric hand tools, but are powered by compressed air, rather than by electricity or battery. Air tools, as they are more commonly referred to, generally offer better performance and weigh less than their electrical counterparts. Florida Pneumatic imports and/or manufactures approximately 75 types of pneumatic hand tools, most of which are sold at prices ranging from $50 to $1,000, under the names “Florida Pneumatic,” “Universal Tool”, “Jiffy Air Tool”, AIRCAT, NITROCAT, as well as under the trade names or trademarks of several private label customers. These products are sold to retailers, distributors, manufacturers and private label customers through in-house sales personnel and manufacturers’ representatives. The AIRCAT and NITROCAT brands of pneumatic tools are sold primarily to the automotive service and repair market (“automotive market”). Users of Florida Pneumatics’ hand tools include industrial maintenance and production staffs, do-it-yourself mechanics, professional automobile mechanics and auto body personnel. Jiffy manufactures and distributes pneumatic tools and components primarily to aerospace manufacturers.

Hy-Tech designs, manufactures and distributes industrial tools, systems, gearing, accessories and a wide variety of replacement parts under various brands including ATP, Numatx, Thaxton and Quality Gear.  Hy-Tech produces and sells heavy-duty pneumatic impact tools, grinders, air motors, hydro-pneumatic riveters, hydrostatic test plugs, impact sockets and custom gears, with prices ranging from $300 to $42,000.

Hy-Tech’s ”Engineered Solutions” products are sold direct to Original Equipment Manufacturers (“OEM’s”), and industrial branded products are sold through a broad network of specialized industrial distributors serving power generation, petrochemical, aerospace, construction, railroad, mining, ship building and fabricated metals. Hy-Tech works directly with their industrial customers, designing and manufacturing products from finished components to complete turnkey systems to be sold under their own brand names.

Nearly all of Hy-Tech brands are manufactured in the United States of America. Hy-Tech does distribute ATP branded impact sockets, striking wrenches and accessories imported from Italy and Asia.

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

Revenue Recognition

The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), which it adopted effective January 1, 2018. The Company sells its goods on terms which transfer title and risk of loss at a specified location, which may be our warehouse, destination designated by our customer, port of loading or port of discharge, depending on the final destination of the goods. Other than standard product warranty provisions, our sales arrangements provide for no other post-shipment obligations. The Company offers rebates and other sales incentives, promotional allowances or discounts for certain customers that are typically related to customer purchase volume, all of which are classified as a reduction of revenue and recorded at the time of sale, using the most likely amount approach. The Company periodically evaluates whether an allowance for sales returns is necessary. Historically, we have experienced minimal sales returns. If the Company believes there are material potential sales returns, it would provide the necessary provision against sales.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 1—SUMMARY OF ACCOUNTING POLICIES - Continued

The Company's performance obligations underlying its core revenue sources remain substantially unchanged. Its revenue is generated through the sale of finished products and is generally recognized at the point in time when merchandise is transferred to the customer with a fixed payment due generally within 30 to 90 days, and in an amount that considers the impacts of estimated allowances. Further, the Company has made a policy election to account for shipping and handling activities that occur after the customer has obtained control of the products as fulfillment costs rather than as an additional promised service. This election is consistent with the Company’s prior policy, and therefore the adoption of ASC 606 relating to shipping and handling activities did not have any impact on its financial results. There are no remaining performance obligations as of December 31, 2019.

The Company analyzes its revenue as follows:

Revenue generated at Florida Pneumatic.

	Year Ended December 31,
	2019		2018		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Automotive	$14,800,000	34.1%	$14,430,000	28.5%	$370,000	2.6%
Retail customers	12,467,000	28.8	18,234,000	35.9	(5,767,000)	(31.6)
Aerospace	10,513,000	24.2	12,244,000	24.1	(1,731,000)	(14.1)
Industrial	4,969,000	11.5	5,151,000	10.2	(182,000)	(3.5)
Other	608,000	1.4	661,000	1.3	(53,000)	(8.0)
Total	$43,357,000	100.0%	$50,720,000	100.0%	$(7,363,000)	(14.5)%

Revenue generated at Hy-Tech.

	Year Ended December 31,
	2019		2018		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
OEM	$7,321,000	47.8%	$5,447,000	38.2%	$1,874,000	34.4%
ATP	6,290,000	41.1	7,253,000	50.8	(963,000)	(13.3)
Other	1,706,000	11.1	1,575,000	11.0	131,000	8.3
Total	$15,317,000	100.0%	$14,275,000	100.0%	$1,042,000	7.3%

Shipping and Handling Costs

Expenses for shipping and handling costs are included in selling, general and administrative expenses, and totaled approximately $1,883,000 and $2,370,000, respectively, for the years ended December 31, 2019 and 2018.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 1—SUMMARY OF ACCOUNTING POLICIES - Continued

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held in bank demand deposits. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2019 and 2018.

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and short-term debt approximate fair value as of December 31, 2019 and 2018 because of the relatively short-term maturity of these financial instruments. The carrying amounts reported for long-term debt approximate fair value as of December 31, 2019 and 2018 because, in general, the interest rates underlying the instruments fluctuate with market rates.

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

The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. The Company also records as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and the Company’s assessment of the general financial conditions affecting its customer base. If actual collection experience changes, revisions to the allowance may be required. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in the creditworthiness of any of these customers could have a material effect on the Company’s results of operations in the period in which such changes or events occur. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. Based on the information available, the Company believes that its allowance for doubtful accounts as of December 31, 2019 is adequate. However, actual write-offs might exceed the recorded allowance.

Concentrations of Credit Risk

The Company places the majority of its cash with its primary bank, Capital One Bank, National Association (“Capital One”), which is insured by the Federal Deposit Insurance Corporation (“FDIC”). Significant concentrations of credit risk may arise from the Company’s cash maintained at Capital One, as from time to time cash balances may exceed the FDIC limits.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable. The Company had one customer that accounted for 27.2% and 32.6% of its consolidated accounts receivable at December 31, 2019 and December 31, 2018, respectively. Further, this customer accounted for 20.7% and 26.5% of the Company’s consolidated revenue in 2019 and 2018, respectively. There was no other customer that accounted for more than 10% of our consolidated revenue in 2019 or 2018.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 1—SUMMARY OF ACCOUNTING POLICIES - Continued

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

December 31, 2019 and 2018

NOTE 1—SUMMARY OF ACCOUNTING POLICIES - Continued

Goodwill, Intangible and Long-Lived Assets

Goodwill is carried at cost less any impairment charges. Goodwill and intangible assets with indefinite lives are not amortized but are subject to an annual test for impairment at the entity unit level (operating segment or one level below an operating segment) and between annual tests in certain circumstances. In accordance with authoritative guidance issued by the Financial Accounting Standards Board, (“FASB”), the Company tests goodwill for impairment on an annual basis. This test occurs in the fourth quarter or more frequently if the Company believes indicators of impairment exist. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If the carrying amount of the reporting unit is less than its fair value, no impairment exists, and no further action is required. If the carrying amount of a reporting unit exceeds its fair value, the entity will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value.

Intangible assets other than goodwill and intangible assets with indefinite lives, are carried at cost less accumulated amortization. Intangible assets are generally amortized on a straight-line basis over their respective useful lives, generally 3 to 20 years.

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold, and use is based on the amount by which the carrying value exceeds the fair value of the asset.

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

The Company files a consolidated Federal tax return. P&F and certain of its subsidiaries file combined tax returns in New York, California, Illinois and Texas. All subsidiaries, other than UAT, file other state and local tax returns on a stand-alone basis. UAT files an income tax return to the taxing authorities in the United Kingdom.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted. Among other things this Act reduced the U.S. federal corporate income tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously deferred, created new provisions related to foreign sourced earnings, eliminated the domestic manufacturing deduction and moves to a hybrid territorial system. In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin 118 (“SAB 118”), income tax effects of the Act were refined upon obtaining, preparing, and analyzing additional information during the measurement period. At December 31, 2018, the Company had completed its accounting for the tax effects of the Act.

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

Selling price	$9,200,000
Selling expenses	451,000
Net proceeds	8,749,000

Land	774,000
Building and improvements	2,956,000
Accumulated depreciation	(2,798,000)
Net book value	932,000
Gain on sale of the Jupiter Facility	$7,817,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 1—SUMMARY OF ACCOUNTING POLICIES - Continued

Effective as of the Jupiter Closing Date, Florida Pneumatic, entered into a lease with respect to an approximately 42,000 square foot portion of the Jupiter Facility. The lease is for a term of five years, with either party able to terminate after four years. The initial monthly base rent under the lease is $32,345 with annual escalations of 3%. Florida Pneumatic will also be responsible for certain other payments of “additional rent” as set forth in the lease, including certain taxes, assessments and operating expenses. The Company considered the guidance in the current accounting literature relating to the recognition of the gain and determined that the full amount of $7,817,000 should be recognized as of the date of the transaction.

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

The Company’s operating leases include vehicles, office space and the use of real property. The Company has not identified any material finance leases as of December 31, 2019.

For the year ended December 31, 2019, the Company had $582,000 in Operating lease expense. See Note 2 for information related to a new 5 year lease.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of December 31, 2019:

As of December 31, 2019

2020	$900,000
2021	828,000
2022	739,000
2023	637,000
2024	369,000
Thereafter	1,042,000
Total operating lease payments	4,515,000
Less imputed interest	(566,000)
Total operating lease liabilities	$3,949,000

Weighted-average remaining lease term	6.7 years
Weighted-average discount rate	4.4%

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 1—SUMMARY OF ACCOUNTING POLICIES - Continued

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

Advertising

The Company expenses its costs of advertising in the period in which they are incurred. Advertising costs for the years ended December 31, 2019 and 2018 were $1,690,000 and $1,375,000, respectively.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Years Ended December 31,
	2019	2018
Numerator for basic and diluted earnings per common share:
Net income	$4,911,000	$856,000
Denominator:
Denominator for basic income per share—weighted average common shares outstanding	3,207,000	3,628,000
Denominator for diluted income per share—adjusted weighted average common shares and assumed conversions	3,262,000	3,728,000

The average anti-dilutive options outstanding for the year ended December 31, 2019 and 2018 were 55,000 and 12,000, respectively.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 1—SUMMARY OF ACCOUNTING POLICIES - Continued

Share-Based Compensation

In accordance with US GAAP, the Company measures and recognizes compensation expense for all share-based payment awards based on estimated fair values. Share-based compensation expense is included in selling, general and administrative expense on the accompanying consolidated statements of income and comprehensive income.

With respect to stock options, US GAAP requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of income and comprehensive income. The Company records compensation expense ratably over the vesting periods. The Company estimates forfeitures at the time of grant and revises this estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses the Black-Scholes option-pricing model as its method of valuation for share-based awards granted. As such, the Company’s determination of fair value of share-based payment awards is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include but are not limited to the Company’s expected stock price volatility over the term of the awards, relevant interest rates, and the expected term of the awards.

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

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 1—SUMMARY OF ACCOUNTING POLICIES - Continued

New Accounting Pronouncements

Recently Adopted

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU is a comprehensive new leases standard that amends various aspects of existing guidance for leases and requires additional disclosures about leasing arrangements. It will require companies to recognize lease assets and lease liabilities by lessees for those leases classified as operating leases under previous US GAAP. ASC Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases’ guidance. This ASU became effective January 1, 2019. The ASU offers two transition methods: (1) a modified retrospective approach, in which leases shall be measured and recognized at the beginning of the earliest comparative period presented with an adjustment to equity in the financial statements in which the ASU is first applied or (2) a prospective approach, in which a company is allowed to initially apply the new lease standard at the adoption date. The Company elected the prospective approach. The adoption of this standard had a minimal effect on the Company’s Consolidated Statement of Income and Comprehensive Income. However, does require the Company to include on its Consolidate Balance Sheet Right-of-Use assets and related liabilities incurred in connection with certain operating leases, which at December 31, 2019, were $3,859,000 and $3,949,000, respectively.

In February 2018, the FASB issued No. ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). Under ASU 2018-02, an entity may elect to reclassify the income tax effects of the Tax Reform Act on items within accumulated other comprehensive income to retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any interim period. The adoption of this standard did not have a material effect on the Company’s Consolidated Financial Statements.

Other than the aforementioned, the Company does not believe that any other recently issued, but not yet effective accounting standard, if adopted, will have a material effect on our Consolidated Financial Statements.

Not yet Adopted

In December 2019, the FASB issued Accounting Standards Update ("ASU") 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The ASU is intended to simplify various aspects related to accounting for income taxes. This guidance is effective for fiscal years beginning after December 15, 2020, and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationships, and sale or transfer of debt securities classified as held-to-maturity. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made (i.e. as early as the first quarter 2020). Unlike other topics, the provisions of this update are only available until December 31, 2022, when the reference rate replacement activity is expected to have completed. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures and has yet to elect an adoption date.

NOTE 2—ACQUISITION

 Effective October 25, 2019 (the “Gears Closing Date”), the Company, through a wholly owned subsidiary of Hy-Tech, acquired substantially all the assets comprising the businesses of Blaz-Man Gear, Inc. and Gear Products & Manufacturing, Inc., (the “Gears Acquisition”), each an Illinois-based corporation that manufactures and distributes custom gears. The Company believes that the acquisition of these two businesses will provide added expertise and market exposure into the customized/specialty gears market. The purchase price consisted of an aggregate of approximately $3.5 million in cash, which was funded by Revolver borrowings and the assumption of certain payables and contractual obligations. In addition, the sellers may be entitled to additional contingent consideration based upon sale of certain categories of acquired inventory during the two-year period following the Gears Closing Date.

In connection with the Gears Acquisition, the Company entered into Consent, Joinder and Amendment No. 8 (“Amendment No. 8”) to Second Amended and Restated Loan and Security Agreement (the “Credit Agreement”), with Capital One, National Association. Amendment No. 8, among other things, provided consent to the Gears Acquisition. Amendment No. 8 also modified the Credit Agreement to suspend the requirement pertaining to compliance with the covenant relating to a Fixed Charge Coverage Ratio, unless a Default or Event of Default occurs, or availability is less than 17.5% of the aggregate amount of the Revolver Commitments, as each such term is defined, at any time. Further, it granted permission to the Company to continue its issuance of dividends and allow the Company to repurchase shares of its own Common Stock, provided that no Default or Event of Default has occurred, subject to Revolver availability limitations, among other things.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 2 —ACQUISITION - Continued

Additionally, on the Gears Closing Date, the Company entered into a new five-year lease with the ultimate intention of combining all gear manufacturing operations into one location. The new leased premises, located in Punxsutawney, PA is approximately 42,000 square feet, with annual lease payments of $165,800. The Company has two three-year options to renew the lease. As the result of the Company’s decision to vacate leased space in Punxsutawney, which housed Hy-Tech’s gear operations prior to the Gears Acquisition, it wrote off the fair value of the vacated old lease by a reduction in the Right of Use Assets and leasehold improvements on the Balance Sheet of approximately $99,000 and included a like amount in Selling, general and administrative expenses on its Consolidated Statement of Income and Comprehensive Income. The Company will continue to make monthly lease payments toward the old vacated lease through February 2021 unless the Company and the landlord agree to other terms.

Additionally, the Sellers of the Gear Businesses may be entitled to additional consideration (“contingent consideration”), should the Company sell within a two-year period from the date of acquisition, certain portions of acquired inventories, which had no fair value at the time of the acquisition. Accordingly, the Company, determined that, based upon historical sales history provided or otherwise, the most likely scenario could result in a payment of contingent consideration of approximately $64,000.

Total
Cash paid at closing	$3,518,000
Fair value of contingent consideration	64,000
Total estimated purchase price	$3,582,000

The following table presents purchase price allocation:

Accounts receivable	$218,000
Inventories	630,000

Machinery, equipment and vehicle	1,437,000
Identifiable intangible assets:
Customer relationships	995,000
Trademarks and trade names	54,000
Non-compete agreements	95,000
Liabilities assumed	(131,000)
Goodwill	284,000
Total estimated purchase price	$3,582,000

The excess of the total purchase price over the fair value of the net assets acquired, including the value of the identifiable intangible assets, has been allocated to goodwill. Goodwill will be amortized over 15 years for tax purposes, but not deductible for financial reporting purposes. The intangible assets subject to amortization will be amortized over 15 years for tax purposes. For financial reporting purposes their respective useful lives have been determined as follows:

Customer relationships	10 years
Non-Compete agreements	4 years
Trademarks and trade names	indefinite

  P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 2—ACQUISITION - Continued

The following unaudited pro-forma combined financial information gives effect to the Acquisitions as if the transactions were consummated January 1, 2018. This unaudited pro-forma financial information is presented for information purposes only and is not intended to present actual results that would have been attained had the Acquisition been completed as of January 1, 2018 (the beginning of the earliest period presented) or to project potential operating results as of any future date or for any future periods.

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Revenue	$61,087,000	$68,523,000
Net income	$5,356,000	$1,028,000
Earnings per share – basic	$1.67	$0.28
Earnings per share – diluted	$1.64	$0.28

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

As of December 31, 2019, and 2018, the carrying amounts reflected in the accompanying consolidated balance sheets for current assets and current liabilities approximated fair value due to the short-term nature of these accounts.

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

NOTE 4—ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	December 31, 2019	December 31, 2018
Accounts receivable	$9,547,000	$9,847,000
Allowance for doubtful accounts, sales discounts and chargebacks	(234,000)	(273,000)
	$9,313,000	$9,574,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 5—INVENTORIES

Inventories consist of:

	December 31, 2019	December 31, 2018
Raw materials	$2,178,000	$1,963,000
Work in process	2,302,000	1,924,000
Finished goods	18,402,000	16,609,000
	$22,882,000	$20,496,000

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets with indefinite lives are tested annually or whenever events or circumstances indicate the carrying value of these assets may not be recoverable.  In accordance with authoritative guidance issued by the FASB, the Company performed an annual impairment test of goodwill and indefinite-lived intangible assets during the fourth quarter based on conditions as of November 30, 2019. For both 2019 and 2018, with respect to Florida Pneumatic and Hy-Tech, the Company determined their fair value using the income approach methodology of valuation, which considers the expected present value of future cash flows. As an integral part of the valuation process the Company utilizes its latest cash flows forecasts for the next four fiscal years, and then applies projected minimal growth for all remaining years, based upon available statistical data and management’s estimates.

The result of the Company’s impairment test for Florida Pneumatic and Hy-Tech determined that its fair value exceeded the carrying value and, as such, no impairment to Goodwill and other intangible assets was recorded in 2019.

Changes in the carrying amount of goodwill are as follows:

Balance, January 1, 2019	$4,436,000
Currency translation adjustment	6,000
Acquisition of Hy-Tech Illinois	284,000
Balance, December 31, 2019	$4,726,000

Other intangible assets were as follows:

	December 31, 2019			December 31, 2018
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships (1)	$7,825,000	$2,724,000	$5,101,000	$6,821,000	$2,135,000	$4,686,000
Trademarks and trade names (1)	2,375,000	—	2,375,000	2,308,000	—	2,308,000
Trademarks and trade names	200,000	45,000	155,000	200,000	32,000	168,000
Engineering drawings	330,000	225,000	105,000	330,000	202,000	128,000
Non-compete agreements (1)	331,000	235,000	96,000	233,000	223,000	10,000
Patents	1,405,000	978,000	427,000	1,405,000	905,000	500,000
Totals	$12,466,000	$4,207,000	$8,259,000	$11,297,000	$3,497,000	$7,800,000

(1)	A portion of these intangibles are maintained in a foreign currency and are therefore subject to foreign exchange rate fluctuations.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

 NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS - Continued

Changes in the carrying amount of other intangibles are as follows:

	Cost	Accumulated amortization	Net book value
Balance, January 1, 2019	$11,297,000	$3,497,000	$7,800,000
Amortization	—	703,000	(703,000)
Acquisition of Hy-Tech Illinois	1,144,000	—	1,144,000
Currency translation adjustment	25,000	7,000	18,000
Balance, December 31, 2019	$12,466,000	$4,207,000	$8,259,000

The weighted average amortization period for intangible assets was as follows:

	December 31, 2019	December 31, 2018
Customer relationships	8.7	9.3
Trademarks and trade names	11.5	12.5
Engineering drawings	7.1	7.7
Non-compete agreements	3.7	2.3
Patents	7.1	7.9

Amortization expense of intangible assets subject to amortization was as follows:

Year ended December 31,
2019	2018
$703,000	$702,000

Amortization expense for each of the next five years and thereafter is estimated to be as follows:

2020	$767,000
2021	759,000
2022	758,000
2023	754,000
2024	706,000
Thereafter	2,140,000
$5,884,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 7—DEBT

In October 2010, the Company entered into a Loan and Security Agreement (“Credit Agreement”) with an affiliate of Capital One, National Association (“Capital One” or the “Bank”). The Credit Agreement, as amended and restated in April 2017 and further amended from time-to-time, among other things, provides the ability to borrow funds under a $16,000,000 revolver line (“Revolver”), subject to certain borrowing base criteria. Additionally, there is a $2,000,000 line for capital expenditures (“Capex Loan”), with $1,600,000 available for future borrowings. Revolver and Capex Loan borrowings are secured by the Company’s accounts receivable, inventory, equipment, and real property, among other things. P&F and certain of its subsidiaries are borrowers under the Credit Agreement, and their obligations are cross guaranteed by certain other subsidiaries. The Credit Agreement was amended effective February 8, 2019, which among other things set the expiration date to February 8, 2024. Additionally, see Note 2 to the Company’s Consolidated Financial Statements for further discussion relating to Amendment No. 8.

At the Company’s option, Revolver borrowings bear interest at either LIBOR (“London interbank Offered Rate”) or the Base Rate, as the term is defined in the Credit Agreement, plus an Applicable Margin, as defined in the Credit Agreement. The Company is subject to limitations on the number of LIBOR borrowings.

The Company provides Capital One with monthly borrowing base certificates, and in certain circumstances, it is required to deliver monthly financial statements and certificates of compliance with various financial covenants. Should an event of default occur the interest rate would increase by 2% per annum during the period of default, in addition to other remedies provided to Capital One.

The Company believes that should a need arise whereby the current credit facility is insufficient it can borrow additional amounts against its real property or other assets.

At December 31, 2019, its short-term or Revolver borrowing was $5,648,000 compared to $2,096,000 at December 31, 2018. Applicable Margin Rates, at December 31, 2019 and 2018 for LIBOR and Base Rates were 1.50% and 0.50%, respectively. Additionally, at December 31, 2019 and 2018, there was approximately $9,200,000 and $12,024,000, respectively, available to the Company under its Revolver arrangement.

The average balance of short-term borrowings during the years ended December 31, 2019 and 2018, were $4,253,000 and $3,113,000, respectively.

There was a $100,000 Term Loan that was secured by mortgages on the real property, accounts receivable, inventory and equipment. At December 31, 2018 borrowing of this Term Loan was at LIBOR. The Applicable Margin for LIBOR at December 31, 2018 was 1.5%. In June 2019, the Company repaid the principal amount of $100,000.

In April 2018, the Company borrowed $400,000 against the Capex line. This borrowing was to be repaid in equal principle installments of approximately $6,700, payable monthly, with the balance due at its Maturity Date as defined in the Credit Agreement. At December 31, 2018, the balance due on the Capex loan was $353,000 and was included in Current Liabilities on the Company’s 2018 Consolidated Financial Statement. In June 2019, the Company paid the bank the balance of this Capex loan.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

With respect to stock options, the Committee determines the number of shares of Common Stock subject to each option, the term of each option, which may not exceed 10 years (or five years in the case of an incentive stock option granted to a 10% stockholder), the exercise price, the vesting schedule (if any), and the other material terms of each option. No stock option may have an exercise price less than the fair market value of the Common Stock at the time of grant (or, in the case of an incentive stock option granted to a 10% stockholder, 110% of fair market value). With respect to all other permissible grants under the 2012 Plan, the Committee will determine their terms and conditions, subject to the terms and conditions of the 2012 Plan.

The 2012 Plan, which terminates in May 2022, is the successor to the Company’s 2002 Stock Incentive Plan (“Previous Plan”) – see below. Stock option awards made under the Previous Plan will continue in effect and remain governed by the provisions of that plan.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 8—STOCK OPTIONS – STOCK COMPENSATION - Continued

The Company’s Previous Plan authorized the issuance to employees and directors of options to purchase a maximum of 1,100,000 shares of Common Stock. These options had to be issued within 10 years of the effective date of the Previous Plan and are exercisable for a 10-year period from the date of grant, at prices not less than 100% of the closing market value of the Common Stock on the date the option is granted. In the event options granted contained a vesting schedule over a period of years, the Company recognized compensation cost for these awards ratably over the service period.

On February 28, 2019, the Committee authorized the issuance of options to purchase 8,000 shares of the Company’s Common Stock. This grant was issued to non-executive employees. All options within this grant have an exercise price of $8.55. The options granted vest as to one third on each of the anniversary dates in 2020, 2021 and 2022. All the options granted have a 10-year life. The volatility is determined using historical volatilities based on historical stock prices.

The Company estimated the fair value of its Common Stock options using the following assumptions:

For the years ended
December 31, 2019

Risk-free interest rate	2.73%
Expected term	10 years
Volatility	62.08%
Dividend yield	2.34%
Fair value of options granted	$4.60

The Company did not issue any options to purchase shares of its Common Stock during 2018.

The following table contains information on the status of the Company’s stock options:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding, January 1, 2018	418,233	$5.17
Granted	—	---
Exercised	(200,158)	4.02
Forfeited	—	—
Expired	—	—
Outstanding, December 31, 2018	218,075	6.22
Granted	8,000	8.55
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, December 31, 2019	226,075	$6.30	$219,983
Vested, December 31, 2019	188,409	$6.08	$219,983

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 8—STOCK OPTIONS – STOCK COMPENSATION - Continued

The following is a summary of changes in non-vested shares, all of which are expected to vest:

	December 31,
	2019		2018
	Option Shares	Weighted Average Grant-Date Fair Value	Option Shares	Weighted Average Grant-Date Fair Value
Non-vested shares, beginning of year	59,333	$4.41	89,000	$4.41
Granted	8,000	4.60	—	—
Vested	(29,667)	4.41	(29,667)	4.41
Forfeited	—	—	—	—
Non-vested shares, end of year	37,666	$4.45	59,333	$4.41

Stock-based compensation expense recognized for the years ended December 31, 2019 and 2018 was approximately $106,000 and $196,000, respectively. The Company recognizes stock-based compensation cost over the requisite service period. However, the exercisability of the respective non-vested options, which are at predetermined dates, does not necessarily correspond to the periods in which straight-line amortization of compensation expenses is recorded. As of December 31, 2019, the Company had approximately $55,000 of total unrecognized compensation costs related to non-vested awards granted under its stock based plans, which it expects to recognize over a weighted average period of 0.8 years.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2019:

Options Outstanding			Options Exercisable
Number outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
17,244	1.0	$2.92	17,244	1.0	$2.92
18,812	1.4	$4.37	18,812	1.4	$4.37
2,090	2.4	$4.29	2,090	2.4	$4.29
41,809	2.5	$4.74	41,809	2.5	$4.74
49,120	3.3	$7.86	49,120	3.3	$7.86
89,000	7.7	$7.09	59,334	7.7	$7.09
8,000	9.2	$8.55	—	—	—
226,075	4.7	$6.30	188,409	4.1	$6.08

Other Information

At December 31, 2019 and 2018, there were 62,062 and 79,437 shares available for issuance under the 2012 Plan. At December 31, 2019, there were 191,575 options outstanding issued under the 2012 Plan and 34,500 options outstanding issued under the Previous Plan.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 8—STOCK OPTIONS – STOCK COMPENSATION - Continued

Restricted Stock

The Company, in May 2019, granted 1,250 restricted shares of its Common Stock to each non-employee member of its Board of Directors, totaling 6,250 restricted shares. The Company determined that the fair value of these shares was $8.31 per share, which was the closing price of the Company’s Common Stock on the date of the grant. These shares cannot be traded earlier than the first anniversary of the grant date. The Company will ratably amortize the total non-cash compensation expense of approximately $52,000, which is included in its selling, general and administrative expenses through May 2020.

The Company, in May 2018, granted 1,250 restricted shares of its Common Stock to each non-employee member of its Board of Directors, totaling 6,250 restricted shares. The Company determined that the fair value of these shares was $8.43 per share, which was the closing price of the Company’s Common Stock on the date of the grant. These shares could not be traded earlier than the first anniversary of the grant date. The Company ratably amortized the total non-cash compensation expense of approximately $53,000, which is included in its selling, general and administrative expenses through May 2019.

Treasury Stock

On September 12, 2018, subsequent to the expiration of a previous repurchase program adopted in 2017 (the “2017 Repurchase Program”), the Company’s Board of Directors authorized the Company to repurchase up to 100,000 additional shares of its Common Stock (the “2018 Repurchase Program”) from time to time over the next 12 months through a 10b5-1 trading plan, and potentially through open market purchases, privately-negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. On September 14, 2018, the Company announced that, pursuant to the 2018 Repurchase Program, it had adopted a written trading plan in accordance with the guidelines specified under Rule 10b5-1 under the Securities Exchange Act of 1934. Repurchases made under the plan, that commenced on September 17, 2018, are subject to the SEC’s regulations, as well as certain price, market, volume, and timing constraints specified in the plan. Since the inception of the 2018 Repurchase Program through December 31, 2018, the Company repurchased 33,398 shares of its Common Stock at an aggregate cost of approximately $272,000. The Company repurchased 66,602 shares of its Common Stock at an aggregate cost of approximately $547,000 during 2019 to complete the 2018 Repurchase Program.

In June 2018 and November 2018, the Company purchased 18,140 shares and 85,791 shares of its Common Stock in two separate privately negotiated transactions. These transactions were outside of the 2018 Repurchase Program and the 2017 Repurchase Program, pursuant to additional authorization of the Company’s Board of Directors at a total cost of $150,000 and $698,000, respectively. The June 2018 purchase price per share was equal to 5% below the average of the closing price of its Common Stock for the three days prior to the transaction, with the November 2018 purchase price based on the average closing price over the three days prior to the date of transaction.

On February 14, 2019, the Company entered into an agreement to repurchase 389,909 shares of its Common Stock from certain funds and accounts advised or sub-advised by Fidelity Management & Research Company or one of its affiliates in a privately negotiated transaction at approximately $7.62 per share for a total purchase price of $2,971,000. The agreed upon purchase price per share of $7.62 was computed as the value equal to 97% of the volume weighted average price of the Company’s common stock for the 20 trading days ended on February 7, 2019. On February 15, 2019, the Company completed this transaction. On February 14, 2019, the Company entered into Amendment No. 6 to the Second Amended and Restated Loan and Security Agreement with Capital One, which permitted the Company to complete the above transaction.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 9—DIVIDENDS

In 2016, our Board of Directors approved the initiation of a dividend policy under which the Company intends to declare quarterly cash dividends to its stockholders in the amount of $0.05 per quarter. In the months of February, May, August and November of 2019 and 2018, our Board of Directors approved the payment of dividends of $0.05 per common share to the shareholders of record. Accordingly, the Company paid a $0.05 per share dividend to the shareholders of record in each of the aforementioned months. The aggregate of such dividend payments was approximately $632,000 and $723,000 for the years ended December 31, 2019 and 2018, respectively.

Our Board of Directors expects to maintain this dividend policy; however, the future declaration of dividends under this policy is dependent upon several factors, which include such things as our overall financial condition, results of operations, capital requirements and other factors our board may deem relevant.

  NOTE 10—INCOME TAXES

Income tax expense (benefit) in the consolidated statements of income and comprehensive income consists of:

	Years Ended December 31,
	2019	2018
Current:
Federal	$1,078,000	$(39,000)
State and local	312,000	24,000
Foreign	3,000	19,000
Total current	1,393,000	4,000
Deferred:
Federal	513,000	268,000
State and local	(105,000)	(15,000)
Foreign	(4,000)	(4,000)
Total deferred	404,000	249,000
Totals	$1,797,000	$253,000

At December 31, 2019, the Company had state net operating loss carryforwards of approximately $4,112,000, which expire through 2039.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes included, but are not limited to, a corporate tax rate decrease from 35% to 21%, effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. During 2018, the Company finalized its computation of the impact of the Act which resulted in a 3.4% reduction in its effective tax rate.

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

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 10—INCOME TAXES – Continued

Deferred tax assets (liabilities) consist of:

	December 31,
	2019	2018
Deferred tax assets:
Bad debt reserves	$17,000	$17,000
Inventory reserves	653,000	615,000
Warranty and other reserves	77,000	78,000
Stock-based compensation	212,000	184,000
Goodwill	866,000	940,000
Acquisition costs	223,000	170,000
Net operating losses - federal	—	340,000
Net operating losses - state	77,000	91,000
Other	20,000	18,000
	2,145,000	2,453,000
Deferred tax (liabilities):
Prepaid expenses	(79,000)	(373,000)
Depreciation	(1,154,000)	(732,000)
Intangibles	(696,000)	(720,000)
Net deferred tax assets	$216,000	$628,000

The components of income before income taxes consisted of the following:

	Years ended December 31,
	2019	2018
United States operations	$6,715,000	$1,004,000
International operations	(7,000)	105,000
Income before tax	$6,708,000	$1,109,000

A reconciliation of the Federal statutory rate to the total effective tax rate applicable to income is as follows:

	Years ended December 31,
	2019	2018
Federal income tax computed at statutory rates	21.0%	21.0%
(Decrease) increase in taxes resulting from:
State and local taxes, net of Federal tax benefit	2.4	0.6
Permanent differences - net	3.1	5.2
Foreign rate differential	—	(0.7)
Tax Cuts and Jobs Act of 2017	—	(3.4)
Other	0.3	0.1
Income tax expense	26.8%	22.8%

The Company files a consolidated Federal tax return. The Company and certain of its subsidiaries file tax returns in various U.S. state jurisdictions. Its foreign subsidiary, UAT, files in the United Kingdom. With few exceptions, the years that remain subject to examination are the years ended December 31, 2016 through December 31, 2019.

Interest and penalties, if any, related to income tax liabilities are included in income tax expense. As of December 31, 2019, the Company does not have a liability for uncertain tax positions.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 11—COMMITMENTS AND CONTINGENCIES

(a) The Company maintains a contributory defined contribution plan that covers all eligible employees. All contributions to this plan are discretionary. Amounts recognized as expense for contributions to this plan were $438,000 and $380,000 for the years ended December 31, 2019 and 2018, respectively.

(b) At December 31, 2019 and 2018, the Company had open purchase order commitments totaling approximately $4,871,000 and $6,700,000, respectively.

(c) From time to time, the Company may be a defendant or co-defendant in actions brought about in the ordinary course of conducting our business.

NOTE 12—SUBSEQUENT EVENT

On March 11, 2020 the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. As a result, the Company expects operations at all of its locations to be affected in some capacity, as the COVID-19 virus continues to proliferate and the federal, state and local governments under which we operate continue to adopt new rules. The Company has put in place enhanced procedures at all locations, such as restricting international and domestic travel, adopting a variety of steps designed to ensure social distancing in our facilities, including working remotely where available and modifying our shifts, and increasing our cleaning and sanitizing procedures in our facilities, in an effort to protect its employees while still striving to meet its customers’ needs. The Company cannot reasonably estimate the length or severity of this pandemic, or the extent to which the disruption may materially impact its consolidated financial position, results of operations, and cash flows in fiscal 2020.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures

The Company's management, with the participation of the Company's CEO and CFO, evaluated, as of December 31, 2019, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of December 31, 2019, the Company’s management, including its CEO and CFO, concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

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

The Company carried out an evaluation, under the supervision and with the participation of its Management, including its CEO and CFO, of the effectiveness of the design and operation of its internal control over financial reporting, as of December 31, 2019. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s Management, including its CEO and CFO concluded that its internal control over financial reporting was effective at December 31, 2019.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recently completed quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is incorporated by reference to the Company’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in May 2020, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s year ended December 31, 2019.

ITEM 11.	Executive Compensation

See Item 10.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See Item 10.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

See Item 10.

ITEM 14.	Principal Accounting Fees and Services

See Item 10.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

			Page
a)	List of Financial Statements, Financial Statement Schedules, and Exhibits
	(1)	List of Financial Statements
		The Consolidated Financial Statements of the Company and its subsidiaries are included in Item 8 of Part II of this report.	22
	(2)	All schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
	(3)	List of Exhibits	55

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit
Number	Description of Exhibit

2.1	Asset Purchase Agreement, dated as of April 5, 2017, by and among Bonanza Holdings Corp. (now known as Jiffy Air Tool, Inc.), Jack E. Pettit, Jiffy Air Tool, Inc. (now known as Jack E. Pettit Enterprises, Inc.) and The Jack E. Pettit—1996 Trust. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated April 5, 2017).

2.2	Purchase and Sale Agreement and Joint Escrow Instructions, dated as of April 5, 2017, by and among Jiffy Air Tool, Inc. (now known as Jack E. Pettit Enterprises, Inc.) and Bonanza Properties Corp. (Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated April 5, 2017).

2.3	Asset Purchase Agreement, dated as of October 25, 2019, by and among DaVinci Purchase Corp., Blaz-Man Gear, Inc. and Edward Blaszynski (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated October 25, 2019).

2.4	Asset Purchase Agreement, dated as of October 25, 2019, by and among DaVinci Purchase Corp., Gear Products & Manufacturing, Inc., Paul Michaud and Edward Blaszynski (Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated October 25, 2019).

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

3.2	By-laws of the Registrant (as amended on September 19, 2016) (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated September 19, 2016).

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Filed herein).

Exhibit
Number	Description of Exhibit

10.1	Second Amended and Restated Loan and Security Agreement dated as of April 5, 2017, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., ATSCO Holdings Corp, Jiffy Air Tool, Inc. (formerly known as Bonanza Holdings Corp.), Bonanza Properties Corp., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P, and Capital One, National Association, as lender and agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 5, 2017).

10.2	Third Amended and Restated Revolver Note dated as of April 5, 2017, by the Registrant, Florida Pneumatic Manufacturing Corporation and Hy-Tech Machine, Inc. in favor of Capital One, National Association (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 5, 2017).

10.3	Amended and Restated Tranche A Term Loan Note dated as of April 5, 2017 by the Registrant, Florida Pneumatic Manufacturing Corporation and Hy-Tech Machine, Inc. in favor of Capital One, National Association (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated April 5, 2017).

10.4	Second Amended and Restated Capex Loan Note dated as of April 5, 2017 by the Registrant, Florida Pneumatic Manufacturing Corporation and Hy-Tech Machine, Inc. in favor of Capital One, National Association (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated April 5, 2017).

10.5	Amendment No. 1 to Second Amended and Restated Loan and Security Agreement, dated as of August 9, 2017, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., ATSCO Holdings Corp, Jiffy Air Tool, Inc. (formerly known as Bonanza Holdings Corp.), Bonanza Properties Corp., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P, and Capital One, National Association, as lender and agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 20, 2017).

10.6	Amendment No. 2 to Second Amended and Restated Loan and Security Agreement, dated as of June 21, 2018, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., ATSCO Holdings Corp, Jiffy Air Tool, Inc., Bonanza Properties Corp., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P, and Capital One, National Association, as lender and agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 27, 2018).

10.7	Amendment No. 3 to Second Amended and Restated Loan and Security Agreement, dated as of October 1, 2018, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., ATSCO Holdings Corp, Jiffy Air Tool, Inc., Bonanza Properties Corp., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P, and Capital One, National Association, as lender and agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 1, 2018).

Exhibit
Number	Description of Exhibit

10.8	Amendment No. 4 to Second Amended and Restated Loan and Security Agreement, dated as of November 16, 2018, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., ATSCO Holdings Corp, Jiffy Air Tool, Inc., Bonanza Properties Corp., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P, and Capital One, National Association, as lender and agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 16, 2018).

10.9	Amendment No. 5 to Second Amended and Restated Loan and Security Agreement, dated as of February 8, 2019, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., ATSCO Holdings Corp, Jiffy Air Tool, Inc., Bonanza Properties Corp., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc. and Capital One, National Association, as lender and agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 8, 2019).

10.10	Third Amended and Restated Capex Loan Note dated as of February 8, 2019 by the Registrant, Florida Pneumatic Manufacturing Corporation and Hy-Tech Machine, Inc. in favor of Capital One, National Association (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 8, 2019).

10.11	Purchase Agreement, dated as of February 14, 2019, by and among the Registrant and the Fidelity Puritan Trust: Fidelity Low-Priced Stock Fund, Fidelity Low Priced Stock Commingled Pool and Fidelity Puritan Trust: Fidelity Low-Priced Stock K6 Fund (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 14, 2019).

10.12

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

10.13	Consent and Amendment No. 7 to Second Amended and Restated Loan and Security Agreement, dated as of April 19, 2019, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., ATSCO Holdings Corp, Jiffy Air Tool, Inc., Bonanza Properties Corp., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc. and Capital One, National Association, as lender and agent (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 19, 2019).

10.14	Purchase and Sale Agreement, dated as of April 19, 2019, by and between Florida Pneumatic Manufacturing Corporation and Jupiter Warehouse Holdings LLC (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 19, 2019).

10.15	Consent, Joinder and Amendment No. 8 to Second Amended and Restated Loan and Security Agreement, dated as of October 25, 2019, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., ATSCO Holdings Corp, Jiffy Air Tool, Inc., Bonanza Properties Corp., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc., DaVinci Purchase Corp. and Capital One, National Association, as lender and agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 25, 2019).

10.16	*Agreement, dated February 14, 2019, between Richard A. Horowitz and the Board of Directors of the Registrant (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 14, 2019).

10.17	*Executive Employment Agreement, dated as of January 1, 2019, between the Registrant and Richard A. Horowitz (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 24, 2018).

Exhibit
Number	Description of Exhibit

10.18	*2002 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.19	*2012 Stock Incentive Plan of the Registrant (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement with respect to the Registrant’s 2012 Annual Meeting of Stockholders).

10.20	*Amended and Restated Executive 162(m) Bonus Plan of the Registrant effective as of May 20, 2015 (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement with respect to the Registrant’s 2015 Annual Meeting of Stockholders).

10.21	*Executive Employment Agreement, dated as of January 1, 2018, between the Registrant and Joseph A. Molino, Jr. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 30, 2018).

10.22	*Amendment No. 1 to Executive Employment Agreement, dated as of March 5, 2019, between the Company and Joseph A. Molino, Jr. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 5, 2019).

21	Subsidiaries of the Registrant (Filed herein).

23.1	Consent of Independent Registered Public Accounting Firm (Filed herein).

31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herein).

31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herein).

32.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herein).

32.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herein).

101	** XBRL Interactive Data

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

P&F INDUSTRIES, INC.

(Registrant)

By:	/s/ Richard A. Horowitz	By:	/s/ Joseph A. Molino, Jr.
	Richard A. Horowitz		Joseph A. Molino, Jr.
	Chairman of the Board		Vice President
	President		Principal Financial and
	Principal Executive Officer		Accounting Officer
	Date: March 30, 2020		Date: March 30, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Richard A. Horowitz	Director	March 30, 2020
Richard A. Horowitz

/s/ Jeffrey D. Franklin	Director	March 30, 2020
Jeffrey D. Franklin

/s/ Howard Brod Brownstein	Director	March 30, 2020
Howard Brod Brownstein

/s/ Kenneth M. Scheriff	Director	March 30, 2020
Kenneth M. Scheriff

/s/ Mitchell A. Solomon	Director	March 29, 2020
Mitchell A. Solomon

/s/ Richard Randall	Director	March 30, 2020
Richard Randall

