Form 10-Q
period 2020-03-31
P&F INDUSTRIES INC
filed 2020-05-18
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

As of May 12, 2020, there were 3,144,810 shares of the registrant’s Class A common stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS

Cash	$531,000	$380,000
Accounts receivable — net	8,554,000	9,313,000
Inventories	22,285,000	22,882,000
Prepaid expenses and other current assets	2,021,000	1,497,000
TOTAL CURRENT ASSETS	33,391,000	34,072,000

PROPERTY AND EQUIPMENT
Land	507,000	507,000
Buildings and improvements	3,489,000	3,303,000
Machinery and equipment	25,529,000	25,059,000
	29,525,000	28,869,000
Less accumulated depreciation and amortization	19,191,000	18,760,000
NET PROPERTY AND EQUIPMENT	10,334,000	10,109,000

GOODWILL	4,715,000	4,726,000

OTHER INTANGIBLE ASSETS — net	8,032,000	8,259,000

DEFERRED INCOME TAXES — net	269,000	216,000

RIGHT-OF-USE ASSETS – OPERATING LEASES	3,673,000	3,859,000

OTHER ASSETS — net	431,000	502,000

TOTAL ASSETS	$60,845,000	$61,743,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Short-term borrowings	$6,931,000	$5,648,000
Accounts payable	2,318,000	1,843,000
Accrued compensation and benefits	1,123,000	2,019,000
Accrued other liabilities	1,005,000	1,568,000
Current leased liabilities – operating leases	870,000	879,000
TOTAL CURRENT LIABILITIES	12,247,000	11,957,000

Noncurrent leased liabilities – operating leases	2,896,000	3,070,000
Other liabilities	204,000	210,000

TOTAL LIABILITIES	15,347,000	15,237,000

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued – 4,417,000 at March 31, 2020 and 4,416,000 at December 31, 2019	4,417,000	4,416,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	14,087,000	14,056,000
Retained earnings	37,952,000	38,867,000
Treasury stock, at cost – 1,273,000 shares at March 31, 2020 and at December 31, 2019	(10,213,000)	(10,213,000)
Accumulated other comprehensive loss	(745,000)	(620,000)

TOTAL SHAREHOLDERS’ EQUITY	45,498,000	46,506,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$60,845,000	$61,743,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three months
	ended March 31,
	2020	2019
Net revenue	$13,350,000	$14,322,000
Cost of sales	8,868,000	9,041,000
Gross profit	4,482,000	5,281,000
Selling, general and administrative expenses	5,690,000	5,263,000
Operating (loss) income	(1,208,000)	18,000
Other expense	—	6,000
Interest expense	55,000	63,000
Loss before income tax	(1,263,000)	(51,000)
Income tax benefit	(505,000)	(25,000)
Net loss	$(758,000)	$(26,000)

Basic and diluted loss per share	$(0.24)	$(0.01)

Weighted average common shares outstanding:

Basic and diluted	3,144,000	3,381,000

Net loss	$(758,000)	$(26,000)
Other comprehensive (loss) income - foreign currency translation adjustment	(125,000)	44,000
Total comprehensive (loss) income	$(883,000)	$18,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

Three months ended March 31, 2020

		Class A common stock, $1 par		Additional paid-in	Retained	Treasury stock		Accumulated other comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss
Balance, January 1, 2020	$46,506,000	4,416,000	$4,416,000	$14,056,000	$38,867,000	(1,273,000)	$(10,213,000)	$(620,000)

Net loss	(758,000)	—	—	—	(758,000)	—	—	—

Exercise of stock options	3,000	1,000	1,000	2,000

Restricted common stock compensation	13,000	—	—	13,000	—	—	—	—

Stock-based compensation	16,000	—	—	16,000	—	—	—	—

Dividends	(157,000)	—	—	—	(157,000)	—	—	—

Foreign currency translation adjustment	(125,000)	—	—	—	—	—	—	(125,000)

Balance, March 31, 2020	$45,498,000	4,417,000	$4,417,000	$14,087,000	$37,952,000	(1,273,000)	$(10,213,000)	$(745,000)

Three months ended March 31, 2019

		Class A common stock, $1 par		Additional paid-in	Retained	Treasury stock		Accumulated other comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss
Balance, January 1, 2019	$45,535,000	4,410,000	$4,410,000	$13,904,000	$34,588,000	(816,000)	$(6,695,000)	$(672,000)

Net loss	(26,000)	—	—	—	(26,000)	—	—	—

Restricted common stock compensation	13,000	—	—	13,000	—	—	—	—

Purchase of Class A common stock	(3,202,000)	—	—	—	—	(418,000)	(3,202,000)	—

Stock-based compensation	29,000	—	—	29,000	—	—	—	—

Dividends	(158,000)	—	—	—	(158,000)	—	—	—

Foreign currency translation adjustment	44,000	—	—	—	—	—	—	44,000

Balance, March 31, 2019	$42,235,000	4,410,000	$4,410,000	$13,946,000	$34,404,000	(1,234,000)	$(9,897,000)	$(628,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months
	ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(758,000)	$(26,000)

Adjustments to reconcile net loss to net cash used in operating activities:

Non-cash charges:
Depreciation and amortization	433,000	389,000
Amortization of other intangible assets	195,000	172,000
Amortization of operating leased assets	234,000	81,000
Amortization of debt issue costs	4,000	15,000
Amortization of consideration payable to a customer	67,000	67,000
Provision for (recovery of) losses on accounts receivable	15,000	(69,000)
Stock-based compensation	16,000	29,000
Loss on sale of property and equipment	—	6,000
Restricted stock-based compensation	13,000	13,000
Deferred income taxes	(47,000)	(25,000)

Changes in operating assets and liabilities:
Accounts receivable	720,000	654,000
Inventories	524,000	(88,000)
Prepaid expenses and other current assets	(528,000)	(208,000)
Accounts payable	482,000	(48,000)
Accrued compensation and benefits	(894,000)	(1,282,000)
Accrued other liabilities and other current liabilities	(556,000)	(99,000)
Operating lease liabilities	(230,000)	(65,000)
Other liabilities	(6,000)	(6,000)
Total adjustments	442,000	(464,000)
Net cash used in operating activities	(316,000)	(490,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months
	ended March 31,
	2020	2019
Cash Flows from Investing Activities:
Capital expenditures	$(658,000)	$(485,000)
Proceeds from disposal of property and equipment	—	11,000
Net cash used in investing activities	(658,000)	(474,000)

Cash Flows from Financing Activities:
Dividend payments	(157,000)	(158,000)
Proceeds from exercise of stock options	3,000	—
Purchase of Class A common stock	—	(3,202,000)
Net proceeds from short-term borrowings	1,284,000	4,258,000
Repayments of long-term debt	—	(20,000)
Bank finance costs	—	(20,000)
Net cash provided by financing activities	1,130,000	858,000

Effect of exchange rate changes on cash	(5,000)	5,000
Net increase (decrease) in cash	151,000	(101,000)
Cash at beginning of period	380,000	999,000
Cash at end of period	$531,000	$898,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$53,000	$37,000
Cash paid for amounts included in the measurement of operating lease liabilities	$—	$4,000

Noncash information:
Right of Use (“ROU”) assets recognized for new operating lease liabilities	$—	$80,000
Operating lease liability related to ROU assets recognized upon adoption of ASC 842	$—	$577,000

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

The consolidated balance sheet information as of December 31, 2019 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”). The interim financial statements contained herein should be read in conjunction with the 2019 Form 10-K.

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

The Company

P&F, a Delaware corporation incorporated on April 19, 1963, conducts its business through a wholly-owned subsidiary, Continental Tool Group, Inc. (“Continental”), which in turn operates through its wholly-owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”). Exhaust Technologies Inc. (“ETI”), Universal Air Tool Company Limited (“UAT”), and Jiffy Air Tool, Inc. (“Jiffy”) are wholly-owned subsidiaries of Florida Pneumatic. The business of Air Tool Service Company (“ATSCO”) operates through a wholly-owned subsidiary of Hy-Tech. Effective October 25, 2019, the Company through a wholly owned subsidiary of Hy-Tech, acquired substantially all the operating assets comprising the businesses of Blaz-Man Gear, Inc. and Gear Products & Manufacturing, Inc., each an Illinois-based corporation that manufactures and distributes custom gears. See Note 2 – Acquisition, for further discussion.

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

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES - Continued

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

Hy-Tech’s ”Engineered Solutions” products are sold direct to Original Equipment Manufacturers (“OEM’s”), and industrial branded products are sold through a broad network of specialized industrial distributors serving the power generation, petrochemical, aerospace, construction, railroad, mining, ship building and fabricated metals industries. Hy-Tech works directly with their industrial customers, designing and manufacturing products from finished components to complete turnkey systems to be sold under their own brand names.

Going Concern Assessment

Management assesses going concern uncertainty in the Company’s consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued, which is referred to as the "look-forward period", as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, it considers various scenarios, forecasts, projections, estimates and makes certain key assumptions, including the timing and nature of projected cash expenditures, its ability to reduce, delay or curtail cash out flows and its ability to raise additional capital, if necessary, among other factors. Management has prepared estimates of operations covering the look-forward period and believes that sufficient funds will be generated from operations to fund its operations. The Company has contingency plans in which it would further reduce or defer additional expenses and cash outlays, should operations weaken beyond current forecasts.

The impact of the novel coronavirus or COVID-19 on the Company’s business has been considered in these assumptions; however, it is too early to know the full impact of COVID-19 or its timing when the Company believes a return to more normal operations may occur. Further, as part of the business incentives offered in the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, the Company, on April 20, 2020, received a $2.9 million Payroll Protection Program (“PPP”) loan from the United States Small Business Administration (“SBA”). See Note 11 – Subsequent Event, for further discussion.

For the three-month period ended March 31, 2020, the Company incurred a net loss of $758,000, and incurred negative cash flows from operations of $316,000. The Company, at March 31, 2020 has working capital of $21,144,000.

The accompanying consolidated financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business.

Customer concentration

At March 31, 2020 and December 31, 2019, accounts receivable from The Home Depot was 32.7% and 27.2%, respectively, of total accounts receivable. Additionally, revenue from The Home Depot during the three-month periods ended March 31, 2020 and 2019 were 22.4% and 17.6%, respectively, of total revenue. There were no other customers that accounted for more than 10% of consolidated revenue or accounts receivable during the three-month periods ended March 31, 2020 and 2019.

Management Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses in those financial statements.  Certain significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, inventory, goodwill, intangible assets and other long-lived assets, contingent consideration, income taxes and deferred taxes.  Descriptions of these policies are discussed in the Company’s 2019 Form 10-K.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and adjusts when facts and circumstances dictate.  As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions.  Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES - (continued)

Significant Accounting Policies

The Company’s significant accounting policies are described in "Note 1: Summary of Significant Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2019.

Lease Accounting

On January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) ASC 842 “Leases” using the initial date of adoption method, whereby the adoption does not impact any periods prior to 2019. ASC Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases’ guidance. When adopted, the Company elected to adopt the package of practical expedients and, accordingly, did not reassess any previously expired or existing arrangements and related classifications under ASC 840.

If the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate as the discount rate. The Company uses its best judgement when determining the incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term to the lease payments in a similar currency.

The Company’s operating leases include vehicles, office space and the use of real property. The Company has not identified any material finance leases for the three months ended March 31, 2020.

The Company considers any options to extend the term of a lease when measuring the Right of Use lease asset.

For the three-month periods ended March 31, 2020 and 2019, the Company had $234,000 and $81,000 in Operating lease expense.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of March 31, 2020:

As of March 31, 2020
2020 (excluding the three months ended March 31, 2020)	$674,000
2021	825,000
2022	736,000
2023	634,000
2024	368,000
Thereafter	1,053,000
Total operating lease payments	4,290,000
Less imputed interest	(524,000)
Total operating lease liabilities	$3,766,000

Weighted-average remaining lease term	6.6 years
Weighted-average discount rate	4.42%

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES - Continued

Revenue recognition

The following table presents revenues recognized under ASC Topic 606, Revenue from Contracts with Customers.

Florida Pneumatic

Florida Pneumatic markets its air tool products to four primary sectors within the pneumatic tool market; Retail, Automotive, Industrial and Aerospace. It also generates revenue from its Berkley products line, as well as a line of air filters and other OEM parts (“Other”).

	Three months ended March 31,
	2020		2019		(Decrease) increase
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Automotive	$3,232,000	32.2%	$3,866,000	37.0%	$(634,000)	(16.4)%
Retail	2,990,000	29.8	2,709,000	26.0	281,000	10.4
Aerospace	2,599,000	25.9	2,360,000	22.6	239,000	10.1
Industrial	1,062,000	10.6	1,325,000	12.7	(263,000)	(19.8)
Other	147,000	1.5	180,000	1.7	(33,000)	(18.3)
Total	$10,030,000	100.0%	$10,440,000	100.0%	$(410,000)	(3.92.8)%

Hy-Tech

Hy-Tech designs, manufactures and sells a wide range of industrial products under the brands ATP, OZAT and ATSCO which are categorized as ATP for reporting purposes. Products manufactured for other companies under their brands are included in the OEM category in the table below. Power Transition Group (“PTG”) revenue is comprised of products manufactured and sold by the gear businesses that were acquired in October 2019, products sold through Hy-Tech’s legacy gear manufacturing division and products sold to a certain customer whose revenue was included in OEM in 2019. Numatx, Thaxton and other peripheral product lines, such as general machining, are reported as Other.

	Three months ended March 31,
	2020		2019		(Decrease) increase
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
OEM	$1,439,000	43.3%	$1,336,000	34.4%	$103,000	7.7%
ATP	1,061,000	32.0	1,986,000	51.2	(925,000)	(46.6)
PTG	735,000	22.1	355,000	9.1	380,000	107.0
Other	85,000	2.6	205,000	5.3	(120,000)	(58.5)
Total	$3,320,000	100.0%	$3,882,000	100.0%	$(562,000)	(14.5)%

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES - Continued

New Accounting Pronouncements

In December 2019, the FASB issued  ("ASU") 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The ASU is intended to simplify various aspects related to accounting for income taxes. This guidance is effective for fiscal years beginning after December 15, 2020, and for interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt this standard effective January 1, 2020. The adoption of this standard did not have a material effect on its Consolidated Financial Statements.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This new guidance is effective upon issuance of this ASU for contract modifications and hedging relationships on a prospective basis. While the Company is currently assessing the impact of the new guidance, it is not expected to have a material impact on the Company’s Consolidated Financial Statements.

The Company does not believe that any recently issued and effective accounting standard would have a material effect on its consolidated financial statements.

NOTE 2 – ACQUISITION

Effective October 25, 2019 (the “Gears Closing Date”) the Company, through a wholly owned subsidiary of Hy-Tech, acquired substantially all the assets comprising the businesses of Blaz-Man Gear, Inc. and Gear Products & Manufacturing, Inc. (the “Gears Acquisition”), each an Illinois-based corporation that manufactured and distributed custom gears. The Company believes that the acquisition of these two businesses will provide added expertise and market exposure into the customized/specialty gears market. The purchase price consisted of an aggregate of approximately $3.5 million in cash, which was funded by Revolver borrowings and the assumption of certain payables and contractual obligations. In addition, the sellers may be entitled to additional consideration based upon sale of certain categories of acquired inventory, which had no fair value at the time of the acquisition, during the two-year period following the Gears Closing Date. Accordingly, the Company, determined that, based primarily upon historical sales information provided, the most likely scenario could result in a payment of contingent consideration of approximately $64,000 and recorded such contingent consideration liability. This liability will be adjusted as needed with changes being recorded in the Company’s consolidated statement of income.

On the Gears Closing Date, Hy-Tech entered into a new five-year lease. This new leased facility, located in Punxsutawney, PA, is approximately 42,000 square feet, with annual lease payments of $165,800. Additionally, Hy-Tech elected to vacate a then existing leased space in Punxsutawney, which housed Hy-Tech’s gear operations prior to the Gears Acquisition. In April 2020, Hy-Tech and the landlord of the vacated facility agreed to terms which released Hy-Tech from the lease in exchange for a payment of $30,000. As a result, in April 2020, Hy-Tech will record a gain of approximately $33,000 on the early settlement of this lease obligation.

Total
Cash paid at closing	$3,518,000
Fair value of contingent consideration	64,000
Total estimated purchase price	$3,582,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 – ACQUISITION - Continued

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

The following unaudited pro-forma combined financial information gives effect to the Acquisitions as if the transactions were consummated January 1, 2019. This unaudited pro-forma financial information is presented for information purposes only and is not intended to present actual results that would have been attained had the Acquisition been completed as of January 1, 2019 (the beginning of the earliest period presented) or to project potential operating results as of any future date or for any future periods.

For the Three-Month Period Ended March 31, 2019
Revenue	$15,063,000
Net income	$109,000
Earnings per share – basic and diluted	$0.03

NOTE 3 – LOSS PER SHARE

Basic loss per common share is based only on the average number of shares of Common Stock outstanding for the periods. Diluted loss per common share reflects the effect of shares of Common Stock issuable upon the exercise of options, unless the effect on earnings is anti-dilutive.

Diluted loss per common share is computed using the treasury stock method. Under this method, the aggregate number of shares of Common Stock outstanding reflects the assumed use of proceeds from the hypothetical exercise of any outstanding options to purchase shares of Common Stock. The average market value for the period is used as the assumed purchase price.

The following table sets forth the elements of basic and diluted loss per common share:

	Three months ended
	March 31,
	2020	2019
Numerator for basic and diluted loss per common share:
Net loss	$(758,000)	$(26,000)
Denominator:
Denominator for basic and diluted loss per share - weighted average common shares outstanding	3,144,000	3,381,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 – LOSS PER SHARE - Continued

At March 31, 2020 and 2019, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Common Stock for the period. The weighted average of anti-dilutive stock options outstanding was as follows:

	Three months ended
	March 31,
	2020	2019
Weighted average antidilutive stock options outstanding	146,000	8,000

NOTE 4 – STOCK-BASED COMPENSATION

There were no options granted or issued during the three-month period ended March 31, 2020.

During the three-month period ended March 31, 2019, the Company granted 8,000 options to non-executives. The exercise price of these options is $8.55 per option and will expire in February 2029. Further, one third of these options vest on the anniversary date of the grant for the next three years.

The Company estimated the fair value of these options using the following assumptions:

Risk-free interest rate	2.73%
Expected term (in years)	10	years
Volatility	62.08%
Dividend yield	2.34%
Weighted average fair value of options granted	$4.60

The following is a summary of the changes in outstanding options during the three-month period ended March 31, 2020:

	Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2020	226,075	$6.30	4.7	$219,983
Granted	—
Exercised	(1,000)	2.92
Forfeited	—	—
Expired	—	—
Outstanding, March 31, 2020	225,075	$6.32	4.5	$30,036
Vested, March 31, 2020	190,075	$6.14	3.9	$30,036

	Option Shares	Weighted Average Grant- Date Fair Value
Non-vested options, January 1, 2020	37,666	$4.45
Granted
Vested	(2,666)	4.60
Forfeited	—
Non-vested options, March 31, 2020	35,000	$4.44

The remaining number of shares of Common Stock available for issuance under the P&F Industries, Inc. 2012 Stock Incentive Plan (the “2012 Plan”) as of March 31, 2020 was 62,062. At March 31, 2020, there were 190,575 options outstanding issued under the 2012 Plan and 34,500 options outstanding issued under the 2002 Stock Incentive Plan.

 P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 – STOCK-BASED COMPENSATION - Continued

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

As of March 31, 2020, and December 31, 2019, the carrying amounts reflected in the accompanying consolidated balance sheets for current assets and current liabilities approximated fair value due to the short-term nature of these accounts.

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

NOTE 6 – ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	March 31, 2020	December 31, 2019
Accounts receivable	$8,802,000	$9,547,000
Allowance for doubtful accounts, sales discounts and chargebacks	(248,000)	(234,000)
	$8,554,000	$9,313,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 7 – INVENTORIES

Inventories consist of:

	March 31, 2020	December 31, 2019
Raw material	$2,340,000	$2,178,000
Work in process	2,078,000	2,302,000
Finished goods	17,867,000	18,402,000
	$22,285,000	$22,882,000

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

Balance, January 1, 2020	$4,726,000
Currency translation adjustment	(11,000)
Balance, March 31, 2020	$4,715,000

	March 31, 2020			December 31, 2019
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships (1)	$7,809,000	$2,879,000	$4,930,000	$7,825,000	$2,724,000	$5,101,000
Trademarks and trade names (1)	2,351,000	—	2,351,000	2,375,000	—	2,375,000
Trademarks and trade names	200,000	49,000	151,000	200,000	45,000	155,000
Engineering drawings	330,000	229,000	101,000	330,000	225,000	105,000
Non-compete agreements (1)	325,000	235,000	90,000	331,000	235,000	96,000
Patents	1,405,000	996,000	409,000	1,405,000	978,000	427,000
Totals	$12,420,000	$4,388,000	$8,032,000	$12,466,000	$4,207,000	$8,259,000

(1)	A portion of these intangibles are maintained in a foreign currency and are therefore subject to foreign exchange rate fluctuations.

Amortization expense of intangible assets subject to amortization was as follows:

Three months ended March 31,
2020	2019
$195,000	$172,000

The weighted average amortization period for intangible assets was as follows:

	March 31, 2020	December 31, 2019
Customer relationships	8.5	8.7
Trademarks and trade names	11.3	11.5
Engineering drawings	6.9	7.1
Non-compete agreements	3.6	3.7
Patents	6.9	7.1

Amortization expense for each of the next five years and thereafter is estimated to be as follows:

2021	$761,000
2022	757,000
2023	757,000
2024	747,000
2025	690,000
Thereafter	1,969,000
$5,681,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 9 – DEBT

In October 2010, the Company entered into a Loan and Security Agreement (“Credit Agreement”) with an affiliate of Capital One, National Association (“Capital One” or the “Bank”). The Credit Agreement, as amended and restated in April 2017 and further amended from time-to-time, among other things, provides the ability to borrow funds under a $16,000,000 revolver line (“Revolver”), subject to certain borrowing base criteria. Additionally, there is a $2,000,000 line for capital expenditures (“Capex Loan”), with $1,600,000 available for future borrowings. Revolver and Capex Loan borrowings are secured by the Company’s accounts receivable, inventory, equipment, and real property, among other things. P&F and certain of its subsidiaries are borrowers under the Credit Agreement, and their obligations are cross guaranteed by certain other subsidiaries. The Credit Agreement expires on February 8, 2024.

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

SHORT–TERM BORROWINGS

At March 31, 2020, short-term or Revolver borrowing was $6,931,000, compared to $5,648,000, at December 31, 2019. Applicable Margin Rates at March 31, 2020 and December 31, 2019 for LIBOR and Base Rates were 1.50% and 0.50%, respectively. Additionally, at March 31, 2020 and December 31, 2019, there was approximately $8,189,000 and $9,200,000, respectively, available to the Company under its Revolver arrangement.

The average balance of short-term borrowings during the three-month periods ended March 31, 2020 and 2019 were $6,281,000 and $4,076,000, respectively.

NOTE 10 – DIVIDEND PAYMENTS

On February 11, 2020, the Company’s Board of Directors, in accordance with its dividend policy, declared a quarterly cash dividend of $0.05 per common share, which was paid on February 28, 2020, to shareholders of record at the close of business on February 24, 2020. The total amount of this dividend payment was approximately $157,000.

NOTE 11 – SUBSEQUENT EVENT

On April 20, 2020, the Company received a $2.9 million PPP loan, as provided pursuant to the CARES Act, signed into law on March 27, 2020. PPP loans, which are unsecured and guaranteed by the SBA, were designed to create economic stimulus by providing additional operating capital to small businesses, such as P&F, in the United States for permitted uses during an eight-week period following receipt of funds.

The loan, which was obtained from BNB Bank under a promissory note dated April 17, 2020, provides for a fixed rate of interest of one percent per year with a maturity date two years from the date the funds were received. No payments of principal or interest is due during the initial six-month period. Beginning in the seventh month, the Company is required to make monthly payments of principal and interest until maturity, for any portion of the loan that is not forgiven. Up to 100% of the loan may be forgiven based on the amount of funds used during the eight-week period after receiving the funds towards payroll, rent, and certain other permitted operating expenses calculated pursuant to the CARES Act, although no assurance can be provided that P&F will obtain forgiveness of the loan in whole or in part.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of P&F Industries, Inc. and subsidiaries (“P&F”, or the “Company”). P&F and its representatives may, from time-to-time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to shareholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “would,” “could,” “should,” and their opposites and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. Any forward-looking statements contained herein, including those related to the Company’s future performance, are based upon the Company’s historical performance and on current plans, estimates and expectations. All forward-looking statements involve risks and uncertainties. These risks and uncertainties could cause the Company’s actual results for all or part the 2020 fiscal year and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company for a number of reasons including, but not limited to:

•	Risks associated with health crises including epidemics and pandemics;
•	Exposure to fluctuations in energy prices;
•	Debt and debt service requirements;
•	Borrowing and compliance with covenants under our credit facility;
•	Disruption in the global capital and credit markets;
•	The strength of the retail economy in the United States and abroad;
•	Risks associated with sourcing from overseas;
•	Importation delays;
•	Risks associated with Brexit;
•	Customer concentration;
•	Adverse changes in currency exchange rates;
•	Impairment of long-lived assets and goodwill;
•	Unforeseen inventory adjustments or changes in purchasing patterns;
•	Market acceptance of products;
•	Competition;
•	Price reductions;
•	Interest rates;
•	Litigation and insurance;
•	Retention of key personnel;
•	Acquisition of businesses;
•	Regulatory environment;
•	The threat of terrorism and related political instability and economic uncertainty; and
•	Information technology system failures and attacks,

and those other risks and uncertainties described in its Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”), its Quarterly Reports on Form 10-Q, and its other reports and statements filed by the Company with the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise. The Company cautions you against relying on any of these forward-looking statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

OUR BUSINESS

P&F Industries, Inc. (“P&F”) is a Delaware corporation incorporated on April 19, 1963. P&F (together with its subsidiaries, the “Company”) conducts its business through a wholly-owned subsidiary, Continental Tool Group, Inc. (“Continental”), which in turn operates through its wholly-owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”). Exhaust Technologies Inc. (“ETI”), Universal Air Tool Company Limited (“UAT”), and Jiffy Air Tool, Inc. (“Jiffy”) are wholly-owned subsidiaries of Florida Pneumatic. The business of Air Tool Service Company (“ATSCO”) operates through a wholly-owned subsidiary of Hy-Tech. Effective October 25, 2019, the Company through a wholly owned subsidiary of Hy-Tech, acquired substantially all the operating assets comprising the businesses of Blaz-Man Gear, Inc. and Gear Products & Manufacturing, Inc., each an Illinois-based corporation that manufactures and distributes custom gears. See Note 2 – Acquisition, for further discussion.

Florida Pneumatic imports, manufactures and sells pneumatic hand tools and accessories, which are of its own design, primarily to the retail, industrial, automotive and aerospace markets.

Hy-Tech designs, manufactures and distributes industrial pneumatic tools, industrial gears, hydrostatic test plugs and a wide variety of parts under the brands ATP, ATSCO, Numatx, Thaxton and Quality Gear. Industries served include power generation, petrochemical, construction, railroad, mining, ship building and fabricated metals. Hy-Tech also manufactures components, assemblies, finished product and systems for various Original Equipment Manufacturers under their own brand names.

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

As the result of additional tariffs imposed since mid-2018, specifically those imposed on products imported from China, we now must consider tariffs a key economic measure, as a significant portion of products imported by Florida Pneumatic, primarily for our Retail customers, are subject to these tariffs.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Descriptions of these policies are discussed in the 2019 Form 10-K, and in the Notes to these financial statements. Certain of these accounting policies require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities, revenues and expenses. On an ongoing basis, we evaluate estimates, including, but not limited to those related to bad debts, inventory reserves, goodwill and intangible assets, warranty reserves, taxes and deferred taxes. We base our estimates on historical data and experience, when available, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions.  Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

OVERVIEW

Key factors or events impacting our first quarter 2020 results of operations were:

•	Negative effects of the novel coronavirus on revenue and income;

•	relocation, transition and other costs related to the fourth quarter gear businesses acquisition and;

•	the downturn in oil and gas exploration.

TRENDS AND UNCERTAINTIES

While the novel coronavirus or COVID-19 pandemic has impacted our ability to source certain of our products, particularly with respect to factories that we utilize located in China, Vietnam and Italy, we do not believe this alone is likely to have a material negative impact on our results for the foreseeable future. However, we do believe the impact of the COVID-19 virus on the global economy, particularly within the U.S., is likely to have a material impact on our results for fiscal 2020. Furthermore, nearly all U.S. states and the United Kingdom, where we have operations, have ordered non-essential businesses to stop physical operations and ordered its residents to remain home in order to contend with the impact of this pandemic. While we are currently able to continue operations at all of our locations, the COVID-19 pandemic has significantly impacted orders and sales and will for the foreseeable future. We are closely monitoring the situation and taking actions to protect the safety of our employees and communities. For example, among other things, we have restricted international and domestic travel, taken a variety of steps to ensure social distancing in our facilities, including working remotely where available, and have increased our cleaning and sanitizing procedures in our facilities.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - (Continued)

REVENUE

The tables below provide an analysis of our net revenue for the three-month periods ended March 31, 2020 and 2019:

	Three months ended March 31,
			Decrease
	2020	2019	$	%
Florida Pneumatic	$10,030,000	$10,440,000	$(410,000)	(3.9)%
Hy-Tech	3,320,000	3,882,000	(562,000)	(14.5)

Consolidated	$13,350,000	$14,322,000	$(972,000)	(6.8)%

Florida Pneumatic

Florida Pneumatic markets its air tool products to four primary sectors within the pneumatic tool market; Automotive, Retail, Aerospace and Industrial. It also generates revenue from its Berkley products line, as well as a line of air filters and other OEM parts (“Other”).

	Three months ended March 31,
	2020		2019		(Decrease) increase
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Automotive	$3,232,000	32.2%	$3,866,000	37.0%	$(634,000)	(16.4)%
Retail	2,990,000	29.8	2,709,000	26.0	281,000	10.4
Aerospace	2,599,000	25.9	2,360,000	22.6	239,000	10.1
Industrial	1,062,000	10.6	1,325,000	12.7	(263,000)	(19.8)
Other	147,000	1.5	180,000	1.7	(33,000)	(18.3)
Total	$10,030,000	100.0%	$10,440,000	100.0%	$(410,000)	(3.9)%

The most significant component of the change in our Automotive revenue this quarter, compared to the same three-month period in 2019 is the loss of a large customer and, to a lesser degree, negative effects on our business caused by COVID-19. The 10.4 percent increase in Retail revenue was due primarily to low orders in the first quarter of 2019 that resulted from higher level of shipments in the fourth quarter of 2018. Principally due to greater than normal order and shipments during the first quarter of 2020 to a military-oriented customer, Florida Pneumatic’s Aerospace revenue improved this quarter compared to the same three-month period in 2019. The decline in Industrial revenue this quarter was due primarily to on-going sluggishness in the oil and gas sector and reduced orders from certain customers that service the aerospace industry that have been negatively affected by the reduction in production by Boeing of certain civilian aircraft, compared to the same period in 2019.

Hy-Tech

Hy-Tech designs, manufactures and sells a wide range of industrial products under the brands ATP, and ATSCO which are categorized as ATP for reporting purposes. Products manufactured for other companies under their brands are included in the OEM category in the table below. Power Transition Group (“PTG”) revenue is comprised of products manufactured and sold by the gear businesses that were acquired in October 2019, products sold through Hy-Tech’s legacy gear manufacturing division and products sold to a certain customer whose revenue was included in OEM in 2019. Numatx, Thaxton and other peripheral product lines, such as general machining, are reported as Other.

	Three months ended March 31,
	2020		2019		(Decrease) increase
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
OEM	$1,439,000	43.3%	$1,336,000	34.4%	$103,000	7.7%
ATP	1,061,000	32.0	1,986,000	51.2	(925,000)	(46.6)
PTG	735,000	22.1	355,000	9.1	380,000	107.0
Other	85,000	2.6	205,000	5.3	(120,000)	(58.5)
Total	$3,320,000	100.0%	$3,882,000	100.0%	$(562,000)	(14.5)%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - (Continued)

Hy-Tech- Continued

The decline in Hy-Tech’s ATP revenue is due primarily to two factors: (a) the decision to allocate additional marketing and product development efforts to its Engineered Solutions products offering, which is designed to exploit Hy-Tech’s expertise in engineering and manufacturing and enable it to pursue alternate, non-traditional markets while developing different applications for its tools, motors and related accessories, and (b) the decline in the demand for its oil and gas related tools and accessories, due primarily to the significant decline in oil prices and the COVID-19 pandemic. We believe the development of the Engineered Solutions offering will continue to provide Hy-Tech an opportunity to generate additional sources of revenue in the future. The transition and relocation from Illinois to our facilities in Pennsylvania of the gears businesses acquired in late October 2019 continued throughout the first quarter of 2020. The process of relocation of equipment and the set-up of general operations that occurred during the quarter caused lower than expected PTG revenue and profits.

GROSS MARGIN/PROFIT

	Three months ended March 31,		Decrease
	2020	2019	Amount		%
Florida Pneumatic	$3,774,000	$4,007,000	$(233,000)		(5.8)%
As percent of respective revenue	37.6%	38.4%	(0.8)%	pts
Hy-Tech	$708,000	$1,274,000	$(566,000)		(44.4)
As percent of respective revenue	21.3%	32.8%	(11.5)%	pts
Total	$4,482,000	$5,281,000	$(799,000)		(15.1)%
As percent of respective revenue	33.6%	36.9%	(3.3)%	pts

Factors contributing to the slight decline in Florida Pneumatic’s gross margin this quarter, compared to the same three-month period ended March 31, 2019, was due mostly to product mix, as we had increases in lower gross margin Retail revenue, with declines in revenue of our generally stronger gross margin Automotive and Industrial lines. Additionally, as the result of COVID-19, we encountered weaker absorption of manufacturing overhead at Jiffy during the first quarter of 2020, compared to the same period in 2019.

The decline in Hy-Tech’s gross margin of 11.5 percentage points was due to the following: (i) increased outside processing costs; (ii) weaker manufacturing overhead absorption, which was due in part to labor hours being utilized in connection with the relocation of the gear businesses discussed earlier; (iii) less favorable mix of products sold this quarter, compared to the same period a year ago; and (iv) lower than expected gross margin on the sale of PTG products due primarily to start-up issues in the new facility.

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

During the first quarter of 2020, our SG&A was $5,690,000, compared to $5,263,000 for the same three-month period in 2019. The most significant factor driving the increase in our SGA was approximately $420,000 of relocation, transition and temporary labor and recruiting costs incurred in connection with the acquisition of the gear businesses in late October 2019. Nearly half of these costs were anticipated to be recorded during the second and third quarters of 2020. However, we elected to accelerate the integration of the acquired businesses, completing nearly all the tasks during the first quarter of 2020. As such, we anticipate minimal integration costs associated with the gear businesses moving forward. Additionally, rent, and bad debt expenses increased this quarter, compared to the same three-month period in 2019, by $22,000 and $19,000, respectively. Partially offsetting the above were reductions in compensation expenses, which is comprised of base salaries and wages, accrued performance-based bonus incentives and associated payroll taxes and employee benefits of $24,000. In addition, variable expenses and corporate expenses declined $73,000 and $26,000, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

RESULTS OF OPERATIONS - (Continued)

Interest

	Three months ended March 31,		Increase (decrease)
	2020	2019	Amount	%
Interest expense attributable to:
Short-term borrowings	$51,000	$43,000	$8,000	18.6%
Term loans, including Capex Term Loans	—	5,000	(5,000)	(100.0)
Amortization expense of debt issue costs	4,000	15,000	(11,000)	(73.3)

Total	$55,000	$63,000	$(8,000)	(12.7)%

As the interest rates charged by our bank remained constant, the increase in interest expense related to short-term loan borrowings during the first quarter of 2020, compared to the same period in 2019, was driven by higher Revolver borrowings this quarter. There were no term loans in place during 2020. Debt issue costs incurred in connection with recent bank amendments are being amortized through February 2024, were lower than the costs associated with the previous amendments.

Our average balance of short-term borrowings during the three-month period ended March 31, 2020 was $6,281,000, compared to $4,076,000, during the same three-month period in 2019.

Income taxes

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law. The Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitation and technical corrections to tax depreciation methods for qualified improvement property.

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods. Accordingly, our effective tax rate for the three-month period ended March 31, 2020 was a tax benefit of 40.0%, compared to 49.0% for the three-month period ended March 31, 2019. Included in the three-month period ended March 31, 2020 is also consideration for net operating loss carrybacks under the CARES Act. The effective tax rates for all periods presented were impacted primarily by state taxes, and non-deductible expenses.

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

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	March 31, 2020	December 31, 2019
Working Capital	$21,144,000	$22,115,000
Current Ratio	2.73 to 1	2.85 to 1
Shareholders’ Equity	$45,498,000	$46,506,000

Credit facility

Our Credit Facility is discussed in detail in Note 9 to our consolidated financial statements.

Payroll Protection Program Loan

On April 20, 2020, we received a $2.9 million PPP loan, as provided pursuant to the CARES Act. This loan obtained from BNB Bank is unsecured and is guaranteed by the SBA.This loan provided funds that are being used to pay the salaries, wages and certain other employee-related costs for our employees, subject to certain PPP limitations, during the prescribed eight-week period as discussed in the CARES Act. See Note 11 for further discussion.

Cash flows

During the three-month period ended March 31, 2020, our net cash increased to $531,000 from $380,000 at December 31, 2019. Our total Bank debt at March 31, 2020 was $6,931,000 compared to $5,648,000 at December 31, 2019, the increase driven primarily from Company-wide bonuses paid in March 2020. The total debt to total book capitalization (total debt divided by total debt plus equity); at March 31, 2020 was 13.2% compared to 10.8% at December 31, 2019.

At March 31, 2020, our short-term or Revolver borrowing was $6,931,000 compared to $5,648,000, at December 31, 2019. Additionally, at March 31, 2020 and December 31, 2019, there was approximately $8,189,000 and $9,200,000, respectively, available to the Company under its Revolver arrangement.

During the three-month period ended March 31, 2020, we used $658,000 for capital expenditures, compared to $485,000 during the same period in the prior year. Capital expenditures for the balance of 2020 are expected to be approximately $553,000, some of which may be financed through our credit facilities with Capital One Bank or financed through independent third-party financial institutions. The remaining 2020 capital expenditures will likely be for machinery and equipment, tooling, and computer hardware and software.

We believe that should a need arise whereby the current credit facility is insufficient; we could raise additional funds through the sale of real property or other assets.

Customer concentration

At March 31, 2020 and December 31, 2019, accounts receivable from The Home Depot was 32.7% and 27.2%, respectively, of our total accounts receivable. Additionally, revenue from The Home Depot during the three-month periods ended March 31, 2020 and 2019 were 22.4% and 17.6%, respectively, of our total revenue. There were no other customers that accounted for more than 10% of our consolidated revenue or accounts receivable during the three-month periods ended March 31, 2020 and 2019.

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

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated, as of March 31, 2020, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of March 31, 2020, the Company’s management, including its CEO and CFO, concluded that the Company's disclosure controls and procedures were effective at that date.

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

There have been no material changes to the legal proceedings’ disclosure described in our 2019 Form 10-K.

Item 1A.	Risk Factors

There were no material changes to the risk factors previously disclosed in our 2019 Form 10-K, with the exception of the following risk factor which replaces the first risk factor in Item 1A of our 2019 Form 10-K in its entirety.

Risks related to the global outbreak of COVID-19 and other public health crises.

The Company faces risks related to pandemics, epidemics and other public health crises, including the global outbreak of COVID-19, which has reached and disrupted areas in which the Company has operations, suppliers, customers and employees. The COVID-19 pandemic and actions taken by governments and others in response have resulted in, and may continue to cause, the slowdown of the businesses of certain of the Company’s customers and the closure of certain of the Company’s customers’ facilities which in turn has reduced and may continue to reduce demand for some of the Company’s products. Additionally, certain of the Company’s products and parts are manufactured overseas. The COVID-19 pandemic has delayed supply from certain of the Company’s overseas suppliers, and the Company is unable to predict the ultimate duration of such disruptions in supply, whether products or parts from other suppliers will also be delayed,  whether such disruptions will become material to the Company and whether, if necessary, the Company will be able to secure such products or parts from alternate suppliers on favorable terms or at all. Moreover, the Company may need to close certain of its facilities in response to the COVID-19 pandemic. The COVID-19 pandemic has also impacted the Company’s operations, including by causing many of its employees to work remotely or in shifts designed to minimize exposure. There is also a heightened risk that a significant portion of the Company’s workforce will suffer illness or otherwise not be permitted or be unable to work. The Company cannot predict whether any of these disruptions will continue or whether its operations will experience more significant or frequent disruptions in the future. Any measures the Company implements to mitigate these risks and disruptions may not be successful.

The circumstances surrounding the COVID-19 pandemic continue to evolve and it is not possible to predict the full nature and extent of the impacts of the COVID-19 pandemic. However, the Company expects the continued spread of COVID-19 and reactions by governments and others to continue to cause an economic slowdown that could be significant and, therefore, could extend the duration of the period of reduced demand for the Company’s products and disruption of its supply chain. Additionally, deteriorating economic conditions could result in material impairment charges in the value of certain of the Company’s assets. Moreover, circumstances surrounding the COVID-19 pandemic have negatively impacted global financial markets leading to greater volatility and decreased access to capital. If such conditions continue, the Company’s ability to finance its operations and expenditures may be negatively impacted. Any of the risks set forth in this paragraph and the preceding paragraph could have a material adverse effect on our business, results of operations and financial position.

Additional public health crises could also emerge in the future, including other pandemics or epidemics. Such public health crises could pose further risks to the Company and could also have a material adverse effect on our business, results of operations and financial position.

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

P&F INDUSTRIES, INC.
(Registrant)

/s/ JOSEPH A. MOLINO, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: May 18, 2020	(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit

31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	* Interactive Data

* Attached as Exhibit 101 are the following, each formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income, (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

A copy of any of the foregoing exhibits to this Quarterly Report on Form 10-Q may be obtained, upon payment of the Registrant’s reasonable expenses in furnishing such exhibit, by writing to P&F Industries, Inc., 445 Broadhollow Road, Suite 100, Melville New York 11747, Attention: Corporate Secretary.