Form 10-Q/A
period 2020-03-31
P&F INDUSTRIES INC
filed 2020-06-02
CIK 75340

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

 EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of P&F Industries, Inc. (the “Company”) for the quarter ended March 31, 2020, filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 18, 2020 (the “Form 10-Q”), is to add this Explanatory Note regarding our reliance on certain conditional relief provided by order of the SEC, which was inadvertently omitted from the Form 10-Q.

As previously reported on a Form 8-K filed with the SEC on May 15, 2020 (the “Form 8-K”), the Company availed itself of an extension to file the Form 10-Q, originally due on May 15, 2020, in reliance on an order (the “SEC Order”) issued by the SEC on March 25, 2020 under Section 36 of the Securities Exchange Act of 1934, as amended (Release No. 34-88465), regarding reporting exemptions granted to certain public companies that are unable to timely comply with their filing obligations as a result of the COVID-19 pandemic.

As further reported in the Form 8-K, the significant decline in economic activity caused by the COVID-19 pandemic has negatively impacted the Company’s operations and the demand for many of the Company’s products. These and other effects of the rapid deterioration in global economic conditions caused by COVID-19 required the Company to evaluate certain assets at March 31, 2020 for impairment. As a result of the time required to complete such impairment analyses, the disruptions to the Company’s operations as a result of many employees involved in financial reporting working remotely due to governmental orders and other safety measures, and other matters relating to the COVID-19 pandemic, the Company required additional time to complete the preparation of the Form 10-Q.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Amendment No. 1 also contains new certifications of the Company’s principal executive officers and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are included in Amendment No. 1 and Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K promulgated by the SEC under the Exchange Act, paragraphs 3, 4 and 5 of the Section 302 certifications have been omitted. In addition, because no financial statements are included in Amendment No. 1, new certifications of the Company’s principal executive officers and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with Amendment No. 1.

Amendment No. 1 does not modify or update in any way the disclosures contained in or exhibits filed or furnished with the Form 10-Q other than as set forth above.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

P&F INDUSTRIES, INC.
(Registrant)

/s/ Joseph A. Molino, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: June 2, 2020	(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit

31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

A copy of any of the foregoing exhibits to this Quarterly Report on Form 10-Q/A may be obtained, upon payment of the Registrant’s reasonable expenses in furnishing such exhibit, by writing to P&F Industries, Inc., 445 Broadhollow Road, Suite 100, Melville New York 11747, Attention: Corporate Secretary.