Form 10-Q
period 2020-06-30
P&F INDUSTRIES INC
filed 2020-08-13
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 6, 2020, there were 3,151,060 shares of the registrant’s Class A common stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS

Cash	$368,000	$380,000
Accounts receivable — net	7,419,000	9,313,000
Inventories	21,597,000	22,882,000
Prepaid expenses and other current assets	2,226,000	1,497,000
TOTAL CURRENT ASSETS	31,610,000	34,072,000

PROPERTY AND EQUIPMENT
Land	507,000	507,000
Buildings and improvements	3,527,000	3,303,000
Machinery and equipment	25,742,000	25,059,000
	29,776,000	28,869,000
Less accumulated depreciation and amortization	19,637,000	18,760,000
NET PROPERTY AND EQUIPMENT	10,139,000	10,109,000

GOODWILL	4,431,000	4,726,000

OTHER INTANGIBLE ASSETS — net	6,512,000	8,259,000

DEFERRED INCOME TAXES — net	878,000	216,000

RIGHT-OF-USE ASSETS – OPERATING LEASES	3,636,000	3,859,000

OTHER ASSETS — net	360,000	502,000

TOTAL ASSETS	$57,566,000	$61,743,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Short-term borrowings	$2,573,000	$5,648,000
Accounts payable	3,170,000	1,843,000
Accrued compensation and benefits	802,000	2,019,000
Accrued other liabilities	1,154,000	1,568,000
Current leased liabilities – operating leases	843,000	879,000
Current maturities of long-term debt (PPP loan)	1,312,000	—
TOTAL CURRENT LIABILITIES	9,854,000	11,957,000

Noncurrent leased liabilities – operating leases	2,821,000	3,070,000
Long-term debt, less current maturities (PPP loan)	1,618,000	—
Other liabilities	143,000	210,000

TOTAL LIABILITIES	14,436,000	15,237,000

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued – 4,423,000 at June 30, 2020 and 4,416,000 at December 31, 2019	4,423,000	4,416,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	14,106,000	14,056,000
Retained earnings	35,571,000	38,867,000
Treasury stock, at cost – 1,273,000 shares at June 30, 2020 and at December 31, 2019	(10,213,000)	(10,213,000)
Accumulated other comprehensive loss	(757,000)	(620,000)

TOTAL SHAREHOLDERS’ EQUITY	43,130,000	46,506,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$57,566,000	$61,743,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three months		Six months
	ended June 30,		ended June 30,
	2020	2019	2020	2019

Net revenue	$11,520,000	$14,798,000	$24,870,000	$29,120,000
Cost of sales	8,472,000	9,290,000	17,339,000	18,331,000
Gross profit	3,048,000	5,508,000	7,531,000	10,789,000
Selling, general and administrative expenses	4,620,000	5,460,000	10,310,000	10,722,000
Impairment of goodwill and other intangible assets	1,612,000	—	1,612,000	—
Operating (loss) income	(3,184,000)	48,000	(4,391,000)	67,000
Loss (gain) on sale of property and equipment	1,000	(7,824,000)	1,000	(7,817,000)
Other income	(31,000)	—	(31,000)	—
Interest expense	41,000	68,000	97,000	131,000
(Loss) income	(3,195,000)	7,804,000	(4,458,000)	7,753,000
Income tax (benefit) expense	(814,000)	2,116,000	(1,319,000)	2,091,000
Net (loss) income	$(2,381,000)	$5,688,000	$(3,139,000)	$5,662,000

Basic (loss) earnings per share	$(0.76)	$1.74	$(1.00)	$1.73
Diluted (loss) earnings per share	$(0.76)	$1.71	$(1.00)	$1.70

Weighted average common shares outstanding:

Basic	3,148,000	3,163,000	3,146,000	3,271,000
Diluted	3,148,000	3,230,000	3,146,000	3,337,000

Net (loss) income	$(2,381,000)	$5,688,000	$(3,139,000)	$5,662,000
Other comprehensive loss - foreign currency translation adjustment	(12,000)	(51,000)	(137,000)	(7,000)
Total comprehensive (loss) income	$(2,393,000)	$5,637,000	$(3,276,000)	$5,655,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

Three months ended June 30, 2020

		Class A common stock, $1 par		Additional paid-in	Retained	Treasury stock		Accumulated other comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss

Balance, April 1, 2020	$45,498,000	4,417,000	$4,417,000	$14,087,000	$37,952,000	(1,273,000)	$(10,213,000)	$(745,000)

Net loss	(2,381,000)	—	—	—	(2,381,000)	—	—	—

Restricted common stock compensation	12,000	6,000	6,000	6,000	—	—	—	—

Stock-based compensation	13,000	—	—	13,000	—	—	—	—

Foreign currency translation adjustment	(12,000)	—	—	—	—	—	—	(12,000)

Balance, June 30, 2020	$43,130,000	4,423,000	$4,423,000	$14,106,000	$35,571,000	(1,273,000)	$(10,213,000)	$(757,000)

Three months ended June 30, 2019

		Class A common stock, $1 par		Additional paid-in	Retained	Treasury stock		Accumulated other comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss

Balance, April 1, 2019	$42,235,000	4,410,000	$4,410,000	$13,946,000	$34,404,000	(1,234,000)	$(9,897,000)	$(628,000)

Net income	5,688,000	—	—	—	5,688,000	—	—	—

Restricted common stock compensation	13,000	6,000	6,000	7,000	—	—	—	—

Purchase of Class A common stock	(265,000)	—	—	—	—	(32,000)	(265,000)	—

Stock-based compensation	33,000	—	—	33,000	—	—	—	—

Dividends	(159,000)	—	—	—	(159,000)	—	—	—

Foreign currency translation adjustment	(51,000)	—	—	—	—	—	—	(51,000)

Balance, June 30, 2019	$47,494,000	4,416,000	$4,416,000	$13,986,000	$39,933,000	(1,266,000)	$(10,162,000)	$(679,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

Six months ended June 30, 2020

		Class A common stock, $1 par		Additional paid-in	Retained	Treasury stock		Accumulated other comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss

Balance, January 1, 2020	$46,506,000	4,416,000	$4,416,000	$14,056,000	$38,867,000	(1,273,000)	$(10,213,000)	$(620,000)

Net loss	(3,139,000)	—	—	—	(3,139,000)	—	—	—

Exercise of stock options	3,000	1,000	1,000	2,000

Restricted common stock compensation	25,000	6,000	6,000	19,000	—	—	—	—

Stock-based compensation	29,000	—	—	29,000	—	—	—	—

Dividends	(157,000)	—	—	—	(157,000)	—	—	—

Foreign currency translation adjustment	(137,000)	—	—	—	—	—	—	(137,000)

Balance, June 30, 2020	$43,130,000	4,423,000	$4,423,000	$14,106,000	$35,571,000	(1,273,000)	$(10,213,000)	$(757,000)

Six months ended June 30, 2019

		Class A common stock, $1 par		Additional paid-in	Retained	Treasury stock		Accumulated other comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss

Balance, January 1, 2019	$45,535,000	4,410,000	$4,410,000	$13,904,000	$34,588,000	(816,000)	$(6,695,000)	$(672,000)

Net income	5,662,000	—	—	—	5,662,000	—	—	—

Restricted common stock compensation	26,000	6,000	6,000	20,000	—	—	—	—

Purchase of Class A common stock	(3,467,000)	—	—	—	—	(450,000)	(3,467,000)	—

Stock-based compensation	62,000	—	—	62,000	—	—	—	—

Dividends	(317,000)	—	—	—	(317,000)	—	—	—

Foreign currency translation adjustment	(7,000)	—	—	—	—	—	—	(7,000)

Balance, June 30, 2019	$47,494,000	4,416,000	$4,416,000	$13,986,000	$39,933,000	(1,266,000)	$(10,162,000)	$(679,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months
	ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(3,139,000)	$5,662,000

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:

Non-cash and other charges:
Depreciation and amortization	881,000	774,000
Amortization of other intangible assets	386,000	344,000
Rent expense from lease obligations	452,000	159,000
Amortization of debt issue costs	8,000	17,000
Amortization of consideration payable to a customer	135,000	135,000
Recovery of losses on accounts receivable	(7,000)	(61,000)
Stock-based compensation	29,000	62,000
Loss on sale of fixed assets	1,000	5,000
Gain on sale of property and equipment	—	(7,817,000)
Restricted stock-based compensation	25,000	26,000
Deferred income taxes	(656,000)	364,000
Gain on lease obligation settlement	(31,000)	—
Impairment of goodwill and other intangible assets	1,612,000	—
Changes in operating assets and liabilities:
Accounts receivable	1,882,000	48,000
Inventories	1,206,000	(1,255,000)
Prepaid expenses and other current assets	(732,000)	(214,000)
Other assets	—	(5,000)
Accounts payable	1,332,000	149,000
Accrued compensation and benefits	(1,215,000)	(1,040,000)
Accrued other liabilities and other current liabilities	(477,000)	1,832,000
Payments on lease liabilities	(482,000)	(167,000)
Other liabilities	6,000	(8,000)
Total adjustments	4,355,000	(6,652,000)
Net cash provided by (used in) operating activities	1,216,000	(990,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months
	ended June 30,
	2020	2019
Cash Flows from Investing Activities:
Capital expenditures	$(915,000)	$(920,000)
Proceeds from disposal of property and equipment	1,000	8,760,000
Net cash (used in) provided by investing activities	(914,000)	7,840,000

Cash Flows from Financing Activities:
Dividend payments	(157,000)	(317,000)
Proceeds from exercise of stock options	3,000	—
Purchase of Class A common stock	—	(3,467,000)
Net payments relating to short-term borrowings	(3,074,000)	(1,915,000)
Repayments of long-term debt	—	(453,000)
Bank finance costs	—	(25,000)
Proceeds from PPP loan	2,929,000	—
Net cash used in financing activities	(299,000)	(6,177,000)

Effect of exchange rate changes on cash	(15,000)	—
Net (decrease) increase in cash	(12,000)	673,000
Cash at beginning of period	380,000	999,000
Cash at end of period	$368,000	$1,672,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$97,000	$112,000
Cash paid for amounts included in the measurement of operating lease liabilities	$5,000	$21,000

Non-cash information:
Right of Use (“ROU”) assets recognized for new operating lease liabilities	$140,000	$2,074,000
Operating lease liability related to ROU assets recognized upon adoption of ASC 842	$—	$418,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these interim consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of the management of the Company, as defined below, these unaudited consolidated financial statements include all adjustments necessary to present fairly the information set forth therein. Results for interim periods are not necessarily indicative of results to be expected for a full year.

The consolidated balance sheet information as of December 31, 2019 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”). The interim consolidated financial statements contained herein should be read in conjunction with the 2019 Form 10-K.

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

The Company

P&F, a Delaware corporation incorporated on April 19, 1963, conducts its business through a wholly-owned subsidiary, Continental Tool Group, Inc. (“Continental”), which in turn operates through its wholly-owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”). Exhaust Technologies Inc. (“ETI”), Universal Air Tool Company Limited (“UAT”), and Jiffy Air Tool, Inc. (“Jiffy”) are wholly owned subsidiaries of Florida Pneumatic. The business of Air Tool Service Company (“ATSCO”) operates through a wholly-owned subsidiary of Hy-Tech. Effective October 25, 2019, the Company through a wholly owned subsidiary of Hy-Tech, acquired substantially all the operating assets comprising the businesses of Blaz-Man Gear, Inc. and Gear Products & Manufacturing, Inc., each an Illinois-based corporation that manufactures and distributes custom gears. See Note 2 – Acquisition to the Company’s consolidated financial statements for further discussion.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES – (Continued)

The Company - Continued

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

Hy-Tech designs, manufactures and distributes industrial tools, systems, gearing, accessories and a wide variety of replacement parts under various brands including ATP, Numatx, and Thaxton.  Hy-Tech produces and sells heavy-duty pneumatic impact tools, grinders, air motors, hydro-pneumatic riveters, hydrostatic test plugs, impact sockets and custom gears, with prices ranging from $300 to $42,000.

Hy-Tech’s “Engineered Solutions” products are sold direct to Original Equipment Manufacturers (“OEM’s”), and industrial branded products are sold through a broad network of specialized industrial distributors serving the power generation, petrochemical, aerospace, construction, railroad, mining, ship building and fabricated metals industries. Hy-Tech works directly with its industrial customers, designing and manufacturing products from finished components to complete turnkey systems to be sold under their own brand names.

COVID-19

On March 11, 2020, the World Health Organization designated the recent novel coronavirus (“COVID-19”) as a global pandemic. The Company continues to actively monitor COVID-19 and its continued impact on its operations and financial results. To date, there has been minimal disruption to the Company’s supply chain network, and all its manufacturing plants are currently open. The Company is also working closely with its business units, external business partners and customers to minimize the continued impact on its business.

Due in large part to shelter-in-place restrictions that were implemented in late March and early April, as well as decreases in travel and customer consumption behavior, the Company experienced a reduction in its net sales and earnings per share during the second quarter of 2020. It is too early to determine what the financial impacts from COVID-19 will be on the Company’s businesses in the future.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES - (Continued)

Going Concern Assessment

Management assesses going concern uncertainty in the Company’s consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued, which is referred to as the "look-forward period", as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, it considers various scenarios, forecasts, projections, estimates and makes certain key assumptions, including the timing and nature of projected cash expenditures, its ability to reduce, delay or curtail cash outflows and its ability to raise additional capital, if necessary, among other factors. Management has prepared estimates of operations covering the look-forward period and believes that sufficient funds will be generated from operations to fund its operations. The Company has contingency plans in which it would further reduce or defer additional expenses and cash outlays, should operations weaken beyond current forecasts.

The impact of COVID-19 on the Company’s business has been considered in these assumptions; however, it is too early to know the full impact of COVID-19 or its timing when the Company believes a return to more normal operations may occur. Further, as part of the business incentives offered in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company, on April 20, 2020, received a $2.9 million Payroll Protection Program (“PPP”) loan from the United States Small Business Administration (“SBA”). See Note 10 – CARES Act to the Company’s consolidated financial statements for further discussion.

For the three and six-month periods ended June 30, 2020, the Company incurred net losses of $2,381,000, and $3,139,000, respectively. The Company, at June 30, 2020 has working capital of $21,756,000 and availably on its bank facility of $12,249,000.

The accompanying consolidated financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business.

Customer Concentration

At June 30, 2020 and December 31, 2019, accounts receivable from The Home Depot was 34.9% and 27.2%, respectively, of total accounts receivable. Additionally, revenue from The Home Depot during the three and six-month periods ended June 30, 2020 and 2019 were 24.8% and 23.5%, and 23.0% and 20.3%, respectively, of total revenue. There were no other customers that accounted for more than 10% of consolidated revenue or accounts receivable during the three and six-month periods ended June 30, 2020 and 2019.

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

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES - (Continued)

Significant Accounting Policies

The Company’s significant accounting policies are described in "Note 1: Summary of Significant Accounting Policies" of our 2019 Form 10-K.

Lease Accounting

On January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) ASC 842 “Leases” using the initial date of adoption method, whereby the adoption does not impact any periods prior to 2019. ASC Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases’ guidance. When adopted, the Company elected to adopt the package of practical expedients and, accordingly, did not reassess any previously expired or existing arrangements and related classifications under ASC 840 (previous standard).

If the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate as the discount rate. The Company uses its best judgement when determining the incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term to the lease payments in a similar currency.

The Company’s operating leases include vehicles, office space and the use of real property. The Company has not identified any material finance leases for the six months ended June 30, 2020.

The Company considers any options to extend the term of a lease when measuring the Right of Use lease asset.

For the six-month periods ended June 30, 2020 and 2019, the Company had $452,000 and $159,000, respectively, in Operating lease expense.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of June 30, 2020:

As of June 30, 2020
2020 (excluding the six months ended June 30, 2020)	$432,000
2021	859,000
2022	769,000
2023	657,000
2024	388,000
Thereafter	1,049,000
Total operating lease payments	4,154,000
Less imputed interest	(490,000)
Total operating lease liabilities	$3,664,000

Weighted average remaining lease term	6.3 years
Weighted average discount rate	4.3%

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES - (Continued)

Revenue Recognition

The Company’s revenue recognition policies are detailed in its 2019 Form 10-K. The following tables present the Company’s revenues recognized under ASC Topic 606, “Revenue from Contracts with Customers”, for the three and six-month periods ended June 30, 2020 and 2019.

Florida Pneumatic

	Three months ended June 30,
	2020		2019		Decrease
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Retail	$2,860,000	33.1%	$3,427,000	31.8%	$(567,000)	(16.5)%
Automotive	2,928,000	33.9	3,759,000	34.8	(831,000)	(22.1)
Industrial	817,000	9.4	1,223,000	11.3	(406,000)	(33.2)
Aerospace	1,934,000	22.4	2,231,000	20.7	(297,000)	(13.3)
Other	101,000	1.2	146,000	1.4	(45,000)	(30.8)
Total	$8,640,000	100.0%	$10,786,000	100.0%	$(2,146,000)	(19.9)%

	Six months ended June 30,
	2020		2019		Decrease
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Retail	$5,851,000	31.3%	$6,139,000	28.9%	$(288,000)	(4.7)%
Automotive	6,160,000	33.0	7,624,000	35.9	(1,464,000)	(19.2)
Industrial	1,879,000	10.1	2,547,000	12.0	(668,000)	(26.2)
Aerospace	4,533,000	24.3	4,591,000	21.6	(58,000)	(1.3)
Other	247,000	1.3	325,000	1.6	(78,000)	(24.0)
Total	$18,670,000	100.0%	$21,226,000	100.0%	$(2,556,000)	(12.0)%

Hy-Tech

	Three months ended June 30,
	2020		2019		(Decrease) increase
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
ATP	$569,000	19.8%	$1,912,000	47.7%	$(1,343,000)	(70.2)%
OEM	1,202,000	41.7	1,622,000	40.4	(420,000)	(25.9)
PTG	1,021,000	35.5	242,000	6.0	779,000	321.9
Other	88,000	3.0	236,000	5.9	(148,000)	(62.7)
Total	$2,880,000	100.0%	$4,012,000	100.0%	$(1,132,000)	(28.2)%

	Six months ended June 30,
	2020		2019		(Decrease) increase
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
ATP	$1,629,000	26.3%	$3,898,000	49.4%	$(2,269,000)	(58.2)%
OEM	2,641,000	42.6	2,959,000	37.5	(318,000)	(10.7)
PTG	1,757,000	28.3	597,000	7.6	1,160,000	194.3
Other	173,000	2.8	440,000	5.5	(267,000)	(60.7)
Total	$6,200,000	100.0%	$7,894,000	100.0%	$(1,694,000)	(21.5)%

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES - (Continued)

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The ASU is intended to simplify various aspects related to accounting for income taxes. This guidance is effective for fiscal years beginning after December 15, 2020, and for interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt this standard effective January 1, 2020. The adoption of this standard did not have a material effect on its consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This new guidance became effective upon issuance of this ASU for contract modifications and hedging relationships on a prospective basis. While the Company is currently assessing the impact of the new guidance, it is not expected to have a material impact on the Company’s consolidated financial statements.

No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on our consolidated financial statements or disclosures.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 – ACQUISITION

Effective October 25, 2019 (the “Gears Closing Date”) the Company, through a wholly owned subsidiary of Hy-Tech, acquired substantially all the assets comprising the businesses of Blaz-Man Gear, Inc. and Gear Products & Manufacturing, Inc. (the “Gears Acquisition”), each an Illinois-based corporation that manufactured and distributed custom gears. The purchase price consisted of an aggregate of approximately $3.5 million in cash, which was funded by Revolver borrowings and the assumption of certain payables and contractual obligations. In addition, the sellers may be entitled to additional consideration based upon sale of certain categories of acquired inventory, which had no fair value at the time of the acquisition, during the two-year period following the Gears Closing Date. Accordingly, the Company, determined that, based primarily upon historical sales information provided, the most likely scenario could result in a payment of contingent consideration of approximately $64,000 and recorded such contingent consideration liability. This liability will be adjusted as needed with changes being recorded in the Company’s consolidated statements of operations and comprehensive (loss) income.

On the Gears Closing Date, Hy-Tech entered into a new five-year lease. This new leased facility, located in Punxsutawney, PA, is approximately 42,000 square feet, with annual lease payments of $165,800. Additionally, Hy-Tech elected to vacate a then existing leased space in Punxsutawney, which housed Hy-Tech’s gear operations prior to the Gears Acquisition. In April 2020, Hy-Tech and the landlord of the vacated facility agreed to terms which released Hy-Tech from the lease in exchange for a payment of $30,000. As a result, during the second quarter of 2020, Hy-Tech recorded a gain of approximately $31,000 on the early settlement of this lease obligation.

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

The excess of the total purchase price over the fair value of the net assets acquired, including the value of the identifiable intangible assets, has been allocated to goodwill. Goodwill will be amortized over 15 years for tax purposes, but not deductible for financial reporting purposes. This goodwill is part of the Hy-Tech reporting unit. See Note 8 regarding impairment of goodwill during the three months ended June 30, 2020. The intangible assets subject to amortization will be amortized over 15 years for tax purposes. For financial reporting purposes their respective useful lives have been determined as follows:

Customer relationships	10 years
Non-compete agreements	4 years
Trademarks and trade names	Indefinite

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 – ACQUISITION – (Continued)

The following unaudited pro-forma combined financial information gives effect to the Gears Acquisition as if the transactions were consummated January 1, 2019. This unaudited pro-forma financial information is presented for information purposes only and is not intended to present actual results that would have been attained had the Gears Acquisition been completed as of January 1, 2019 (the beginning of the earliest period presented) or to project potential operating results as of any future date or for any future periods.

	For the three-month period ended June 30, 2019	For the six-month period ended June 30, 2019
Revenue	$15,586,000	$30,649,000
Net income	$5,842,000	$5,951,000
Earnings per share – basic	$1.79	$1.82
Earnings per share – diluted	$1.76	$1.78

NOTE 3 – (LOSS) INCOME PER SHARE

Basic (loss) income per common share is based only on the average number of shares of Common Stock outstanding for the periods. Diluted (loss) income per common share reflects the effect of shares of Common Stock issuable upon the exercise of options, unless the effect on earnings is anti-dilutive.

Diluted (loss) income per common share is computed using the treasury stock method. Under this method, the aggregate number of shares of Common Stock outstanding reflects the assumed use of proceeds from the hypothetical exercise of any outstanding options to purchase shares of Common Stock. The average market value for the period is used as the assumed purchase price.

The following table sets forth the elements of basic and diluted (loss) income per common share:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator for basic and diluted loss per common share:
Net (loss) income	$(2,381,000)	$5,688,000	$(3,139,000)	$5,662,000
Denominator:
Denominator for basic (loss) earnings per share - weighted average common shares outstanding	3,148,000	3,163,000	3,146,000	3,271,000
Dilutive securities (1)	—	67,000	—	66,000
Denominator for diluted (loss) income per share - weighted average common shares outstanding	3,148,000	3,230,000	3,146,000	3,337,000

(1)	Dilutive securities consist of “in the money” stock options. In the event of a loss, options are considered anti-dilutive and therefore not included in the calculation of diluted loss per share.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 – (LOSS) INCOME PER SHARE – (Continued)

At June 30, 2020 and 2019, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Common Stock for the period. The weighted average of anti-dilutive stock options outstanding was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Weighted average anti-dilutive stock options outstanding	186,000	8,000	166,000	8,000

NOTE 4 – STOCK-BASED COMPENSATION

There were no options granted or issued during the six-month period ended June 30, 2020.

The following is a summary of the changes in outstanding options during the six-month period ended June 30, 2020:

	Option shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, January 1, 2020	226,075	$6.30	4.7	$219,983
Granted	—
Exercised	(1,000)	2.92
Forfeited	(4,158)	5.34
Expired	—	—
Outstanding, June 30, 2020	220,917	$6.34	4.3	53,965
Vested, June 30, 2020	186,415	$6.16	3.7	53,965

	Option shares	Weighted average grant- date fair value
Non-vested options, January 1, 2020	37,666	$4.45
Granted
Vested	(2,666)	4.60
Forfeited	(498)	4.41
Non-vested options, June 30, 2020	34,502	$4.44

The remaining number of shares of Common Stock available for issuance under the P&F Industries, Inc. 2012 Stock Incentive Plan (the “2012 Plan”) as of June 30, 2020 was 54,345. At June 30, 2020, there were 189,917 options outstanding issued under the 2012 Plan and 31,000 options outstanding issued under the 2002 Stock Incentive Plan.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 – STOCK-BASED COMPENSATION - (Continued)

Restricted Stock

On May 20, 2020, the Company granted 1,250 restricted shares of its Common Stock to each non-employee member of its Board of Directors, totaling 6,250 restricted shares. The Company determined that the fair value of these shares was $5.14 per share, which was the closing price of the Company’s Common Stock on the date of the grant. These shares cannot be traded earlier than the first anniversary of the grant date. The Company will ratably amortize the total non-cash compensation expense of approximately $32,000 to selling, general and administrative expenses through May 2021.

On May 22, 2019, the Company granted 1,250 restricted shares of its Common Stock to each non-employee member of its Board of Directors, totaling 6,250 restricted shares. The Company determined that the fair value of these shares was $8.31 per share, which was the closing price of the Company’s Common Stock on the date of the grant. These shares could not be traded earlier than the first anniversary of the grant date. The Company ratably amortized the total non-cash compensation expense of approximately $52,000 to selling, general and administrative expenses through May 2020.

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

As of June 30, 2020, and December 31, 2019, the carrying amounts reflected in the accompanying consolidated balance sheets for current assets and current liabilities approximated fair value due to the short-term nature of these accounts.

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

NOTE 6 – ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	June 30, 2020	December 31, 2019
Accounts receivable	$7,646,000	$9,547,000
Allowance for doubtful accounts, sales discounts and chargebacks	(227,000)	(234,000)
	$7,419,000	$9,313,000

NOTE 7 – INVENTORIES

Inventories consist of:

	June 30, 2020	December 31, 2019
Raw material	$2,398,000	$2,178,000
Work in process	1,214,000	2,302,000
Finished goods	17,985,000	18,402,000
	$21,597,000	$22,882,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill are as follows:

Balance, January 1, 2020	$4,726,000
Currency translation adjustment	(11,000)
Impairment of goodwill	(284,000)
Balance, June 30, 2020	$4,431,000

Goodwill is evaluated for impairment at least annually. A more frequent evaluation is performed if events or circumstances indicate that impairment could have occurred. During the second quarter of 2020, the Company determined that a triggering event occurred as it concluded that the impact of COVID-19 on its sales, profitability and cash flows resulted in a reduction to its operating forecasts reflecting the uncertainty of the current environment.  As a result, the Company performed an interim goodwill impairment test.

After completion of the interim goodwill impairment test, the Company concluded that Hy-Tech’s goodwill was fully impaired and recorded a non-cash goodwill impairment charge of $284,000 this quarter. Consistent with the procedures followed in the Company’s annual impairment test, it estimated the fair values of each of its reporting units using the income approach.  The income approach uses projected future cash flows that are discounted using a weighted average cost of capital analysis that reflects current market conditions.

Other intangible assets

	June 30, 2020			December 31, 2019
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships (1)	$6,475,000	$2,763,000	$3,712,000	$7,825,000	$2,724,000	$5,101,000
Trademarks and trade names (1)	2,169,000	—	2,169,000	2,375,000	—	2,375,000
Trademarks and trade names	200,000	52,000	148,000	200,000	45,000	155,000
Engineering drawings	330,000	232,000	98,000	330,000	225,000	105,000
Non-compete agreements (1)	324,000	242,000	82,000	331,000	235,000	96,000
Patents	1,286,000	983,000	303,000	1,405,000	978,000	427,000
Totals	$10,784,000	$4,272,000	$6,512,000	$12,466,000	$4,207,000	$8,259,000

(1)	A portion of these intangibles are maintained in a foreign currency and are therefore subject to foreign exchange rate fluctuations.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS - (Continued)

At June 30, 2020, based primarily on the impact of COVID-19 on the Company’s financial results, the Company determined that a triggering event occurred. As a result, the Company completed an interim impairment test, which resulted in non-cash impairment charges of $183,000 against the Universal Air Tool trade name; $88,000 against the NUMATX patent; and $1,057,000 against Hy-Tech’s customer relationships.

If events or circumstances change that would more likely than not further reduce the fair value of the remaining intangible assets, we may be required to record additional impairment charges, which could have a material effect on future results of operations and financial condition.

The Company estimated the fair value of the NUMATX patent, and its Universal Air Tool (“UAT”) trade name based on an income approach using the relief-from-royalty method.  This approach is dependent upon a number of factors, including estimates of future growth and trends, royalty rates, discount rates and other variables.  For the interim impairment test, its estimates of future revenue and profitability associated with NUMATX and UAT were significantly reduced, primarily reflecting the impact of COVID-19.  The Company reduced the royalty rate used to estimate the fair value, reflecting the impact of the uncertain environment resulting from COVID-19.  Additionally, the weighted average cost of capital used to discount the cash flows for the interim goodwill impairment test was slightly higher than the last annual test, also reflecting the increasing uncertainty resulting from COVID-19. Additionally, the Company estimated the fair value of Hy-Tech’s customer relationships based on the discounted value of future cash flows and determined that, primarily for the same reasons noted above related to impairment of the NUMATX patent and the UAT trade name, Hy-Tech’s customer relationships were fully impaired.

Amortization expense of intangible assets subject to amortization was as follows:

Three months ended June 30,		Six months ended June 30,
2020	2019	2020	2019
$191,000	$172,000	$386,000	$344,000

The weighted average amortization period for intangible assets was as follows:

	June 30, 2020	December 31, 2019
Customer relationships	8.0	8.7
Trademarks and trade names	11.0	11.5
Engineering drawings	6.6	7.1
Non-compete agreements	3.4	3.7
Patents	5.6	7.1

Amortization expense for the balance of 2020, and for each of the next five years and thereafter is estimated to be as follows:

2020	$316,000
2021	629,000
2022	627,000
2023	624,000
2024	575,000
2025	546,000
Thereafter	1,026,000
$4,343,000

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

At the Company’s option, Revolver borrowings bear interest at either London Interbank Offered Rate (“LIBOR”) or the Base Rate, as the term is defined in the Credit Agreement, plus an Applicable Margin, as defined in the Credit Agreement. The Company is subject to limitations on the number of LIBOR borrowings.

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

At June 30, 2020, short-term or Revolver borrowing was $2,573,000, compared to $5,648,000, at December 31, 2019. Applicable Margin Rates at June 30, 2020 and December 31, 2019 for LIBOR and Base Rates were 1.50% and 0.50%, respectively. Additionally, at June 30, 2020 and December 31, 2019, there was approximately $12,249,000 and $9,200,000, respectively, available to the Company under its Revolver arrangement.

The average balance of short-term borrowings during the three and six-month periods ended June 30, 2020 and 2019 were $5,347,000 and $5,812,000, and $6,083,000 and $5,085,000, respectively.

NOTE 10 – CARES Act

On April 20, 2020, the Company received a $2.9 million PPP loan, as provided pursuant to the CARES Act and administered by the SBA. The PPP Loan, which is unsecured and guaranteed by the SBA, was designed to create economic stimulus by providing additional operating capital to small businesses in the U.S., such as P&F. To facilitate the PPP Loan, the Company entered\into a Promissory Note dated April 17, 2020, with BNB Bank as the lender (the “Lender”) (the “PPP Promissory Note”).

Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020 (the “Flexibility Act”), the Company is eligible to apply for and receive forgiveness for all or a portion of the PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”) incurred during the 24 weeks subsequent to funding, and on the maintenance of employee and compensation levels, as defined, following the funding of the PPP Loan. The Company believes it has used the proceeds of the PPP Loan for Qualifying Expenses. However, no assurance is provided that the Company will be able to obtain forgiveness of the PPP Loan in whole or in part. Any amounts that are not forgiven incur interest at 1.0% per annum and monthly repayments of principal and interest are deferred until the SBA makes a determination on forgiveness. While the PPP Loan currently has a two-year maturity, pursuant to the Flexibility Act, the Company may request a five-year maturity from BNB Bank.

As of June 30, 2020, the current maturities of long-term debt pursuant to the PPP Loan was $1,312,000 and the long-term debt, less current maturities pursuant to the PPP Loan was $1,618,000.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 11 – DIVIDEND PAYMENTS

The Company’s Board of Directors elected not to issue a quarterly dividend during the three-month period ended June 30, 2020.

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

Forward Looking Statement

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of P&F Industries, Inc. and subsidiaries (“P&F”, or the “Company”). P&F and its representatives may, from time-to-time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to shareholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “would,” “could,” “should,” and their opposites and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. Any forward-looking statements contained herein, including those related to the Company’s future performance, are based upon the Company’s historical performance and on current plans, estimates and expectations. All forward-looking statements involve risks and uncertainties. These risks and uncertainties could cause the Company’s actual results for all or part the 2020 fiscal year and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company for a number of reasons including, but not limited to:

•	Risks related to the global outbreak of COVID-19 and other public health crises;
•	Exposure to fluctuations in energy prices;
•	Debt and debt service requirements;
•	Borrowing and compliance with covenants under our credit facility;
•	Disruption in the global capital and credit markets;
•	The strength of the retail economy in the United States and abroad;
•	Risks associated with sourcing from overseas;
•	Importation delays;
•	Risks associated with Brexit;
•	Customer concentration;
•	Adverse changes in currency exchange rates;
•	Impairment of long-lived assets and goodwill;
•	Unforeseen inventory adjustments or changes in purchasing patterns;
•	Market acceptance of products;
•	Competition;
•	Price reductions;
•	Interest rates;
•	Litigation and insurance;
•	Retention of key personnel;
•	Acquisition of businesses;
•	Regulatory environment;
•	The threat of terrorism and related political instability and economic uncertainty; and
•	Information technology system failures and attacks,

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

OUR BUSINESS

P&F Industries, Inc. (“P&F”) is a Delaware corporation incorporated on April 19, 1963. P&F (together with its subsidiaries, the “Company”) conducts its business through a wholly-owned subsidiary, Continental Tool Group, Inc. (“Continental”), which in turn operates through its wholly-owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”). Exhaust Technologies Inc. (“ETI”), Universal Air Tool Company Limited (“UAT”), and Jiffy Air Tool, Inc. (“Jiffy”) are wholly owned subsidiaries of Florida Pneumatic. The business of Air Tool Service Company (“ATSCO”) operates through a wholly-owned subsidiary of Hy-Tech. Effective October 25, 2019, the Company through a wholly owned subsidiary of Hy-Tech, acquired substantially all the operating assets comprising the businesses of Blaz-Man Gear, Inc. and Gear Products & Manufacturing, Inc., each an Illinois-based corporation that manufactures and distributes custom gears. See Note 2 – Acquisition to the Company’s consolidated financial statements for further discussion.

Florida Pneumatic imports, manufactures and sells pneumatic hand tools and accessories, which are of its own design, primarily to the retail, industrial, automotive and aerospace markets.

Hy-Tech designs, manufactures and distributes industrial pneumatic tools, industrial gears, hydrostatic test plugs and a wide variety of parts under the brands ATP, ATSCO, Numatx, and Thaxton. Industries served include power generation, petrochemical, construction, railroad, mining, ship building and fabricated metals. Hy-Tech also manufactures components, assemblies, finished product and systems for various Original Equipment Manufacturers under their own brand names.

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

FINANCIAL MEASURES

Key financial measures we use to evaluate the results of our business include: various revenue metrics; gross margin; selling, general and administrative expenses; earnings before interest and taxes; earnings before interest, taxes, depreciation and amortization; operating cash flows and capital expenditures; return on sales; return on assets; days’ sales outstanding and inventory turns. These measures are reviewed at monthly, quarterly and annual intervals and compared to historical periods as well as to established objectives. To the extent that these measures are relevant, they are discussed in detail below.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Descriptions of these policies are discussed in the 2019 Form 10-K, and in the notes to these consolidated financial statements. Certain of these accounting policies require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities, revenues and expenses. On an ongoing basis, we evaluate estimates, including, but not limited to those related to bad debts, inventory reserves, goodwill and intangible assets, warranty reserves, taxes and deferred taxes. We base our estimates on historical data and experience, when available, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions.  Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

OVERVIEW

Key factors or events impacting our second quarter 2020 results of operations were:

•	Ongoing negative effects of COVID-19 on revenue and income;

•	Impairment of goodwill and other intangible assets;

•	Production halt by Boeing of its 737 MAX and significant reduction in activity at many commercial and military manufacturing facilities;

•	Weakness in oil and gas exploration.

TRENDS AND UNCERTAINTIES

COVID-19 PANDEMIC

On March 11, 2020, the World Health Organization designated the recent novel coronavirus, or COVID-19, as a global pandemic. COVID-19 was first detected in Wuhan City, Hubei Province, China and continued to spread, significantly impacting various markets around the world, including the United States. Various policies and initiatives have been implemented to reduce the global transmission of COVID-19.

The impact of the COVID-19 virus on the global economy, particularly within the U.S., has had a material impact on our results during the first six months of 2020. In March 2020, nearly all of the United States, United Kingdom and much of Europe, had ordered non-essential businesses to stop physical operations and ordered its residents to remain home or “shelter-in-place”, in order to attempt to control the impact of this pandemic. While we are currently able to continue operations at all of our locations, the COVID-19 pandemic has, for the first six months of 2020, significantly impacted orders and revenue. Further, we believe this pandemic could continue to negatively affect our businesses in the future. However, our manufacturing facilities are currently open. Staffing levels remain reduced at all of our locations across the country and in the United Kingdom as we continue to monitor the latest COVID-19 related public health and government guidance. As a result, at some of our locations, many of our office-based employees continue to work remotely where possible. We are closely monitoring the situation and taking actions to protect the safety of our employees and communities. For example, among other things, throughout the organization we have restricted international and domestic travel, taken a variety of steps to ensure social distancing in our facilities, including working remotely where available, and have increased our cleaning and sanitizing procedures in our facilities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

TRENDS AND UNCERTAINTIES - (Continued)

BOEING/AEROSPACE

The current halt in production of Boeing’s 737 MAX and a dramatic reduction in staffing levels across all of its facilities due to the COVID pandemic has reduced production activity dramatically at Boeing. In addition, production of military and commercial aircraft has also slowed as well due to COVID concerns. As long as the 737 MAX is grounded, it will likely continue to have an adverse effect on our revenue. However, as all other commercial and military production lines throughout the United States come back online, an increase in our revenue should follow.

TARIFFS

Based on arrangements with our overseas suppliers and The Home Depot (“THD”), which is our largest customer that is currently affected by the tariffs imposed since July 2018, we have been able to avoid much of the impact of such tariffs. However, there is no guarantee that we will be able to avoid some or all of any new, or additional tariffs. Should we be unable to avoid such additional costs, our gross margin on these products likely would be severely impacted. This could cause us to terminate or alter certain customer/supplier relationships.

TECHNOLOGIES

We believe that over time, several newer technologies and features may have a greater impact on the market for our traditional pneumatic tool offerings than currently exists. The impact of this evolution has been felt initially by the advent of advanced cordless, or battery-powered hand tools, particularly in the automotive aftermarket or in the retail sector. We continue to perform a cost-benefit analysis of developing or incorporating more advanced technologies in our tool platforms.

RESULTS OF OPERATIONS

REVENUE

During the second quarter of 2020, nearly all of our product lines were adversely affected by the global COVID-19 pandemic. Business closures and travel restrictions in the United States and Europe resulted in greatly reduced orders and revenues for the three and six-month periods ended June 30, 2020.

The tables below provide an analysis of our net revenue for the three and six-month periods ended June 30, 2020 and 2019:

Consolidated

	Three months ended June 30,
			Decrease
	2020	2019	$	%
Florida Pneumatic	$8,640,000	$10,786,000	$(2,146,000)	(19.9)%
Hy-Tech	2,880,000	4,012,000	(1,132,000)	(28.2)
Consolidated	$11,520,000	$14,798,000	$(3,278,000)	(22.2)%

	Six months ended June 30,
			Decrease
	2020	2019	$	%
Florida Pneumatic	$18,670,000	$21,226,000	$(2,556,000)	(12.0)%
Hy-Tech	6,200,000	7,894,000	(1,694,000)	(21.5)
Consolidated	$24,870,000	$29,120,000	$(4,250,000)	(14.6)%

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

	Three months ended June 30,
	2020		2019		Decrease
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Retail	$2,860,000	33.1%	$3,427,000	31.8%	$(567,000)	(16.5)%
Automotive	2,928,000	33.9	3,759,000	34.8	(831,000)	(22.1)
Industrial	817,000	9.4	1,223,000	11.3	(406,000)	(33.2)
Aerospace	1,934,000	22.4	2,231,000	20.7	(297,000)	(13.3)
Other	101,000	1.2	146,000	1.4	(45,000)	(30.8)
Total	$8,640,000	100.0%	$10,786,000	100.0%	$(2,146,000)	(19.9)%

Stated as a percentage, Industrial incurred the largest decline this quarter compared to the same period a year ago, declining 33.2%, which was driven by several factors, including the COVID-19 pandemic, the ongoing sluggishness in the oil and gas sector and a reduction in orders from a large customer this quarter, compared to second quarter 2019. In addition to the adverse impact caused by the pandemic, Automotive revenue declined this quarter, compared to the same three-month period in 2019, due primarily to two factors: (a) a decline in our United Kingdom (“UK”) operations of $508,000, driven by the pandemic, and (b) the loss of a large domestic distributer/customer. The decline in Retail revenue we believe was due to reduced in-store traffic at The Home Depot, again due to COVID-19. The primary cause for the decline in the second quarter Aerospace revenue, compared to the same period in 2019, is the reduction in production by Boeing of certain civilian aircraft.

	Six months ended June 30,
	2020		2019		Decrease
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Retail	$5,851,000	31.3%	$6,139,000	28.9%	$(288,000)	(4.7)%
Automotive	6,160,000	33.0	7,624,000	35.9	(1,464,000)	(19.2)
Industrial	1,879,000	10.1	2,547,000	12.0	(668,000)	(26.2)
Aerospace	4,533,000	24.3	4,591,000	21.6	(58,000)	(1.3)
Other	247,000	1.3	325,000	1.6	(78,000)	(24.0)
Total	$18,670,000	100.0%	$21,226,000	100.0%	$(2,556,000)	(12.0)%

The decline in Florida Pneumatic’s fiscal 2020 year-to-date revenue of 12%, compared to the same period in 2019, is due to similar factors that drove Florida Pneumatic’s second quarter’s results. The global pandemic was the key factor for the decline in our six-month revenue. Of note, our UK Automotive revenue declined $668,000 or approximately 46% of the change, the balance occurring domestically, driven by the loss of the large domestic distributor/customer. The major decline in the drilling rigs and the production of oil and gas and sluggish orders from ancillary businesses to the aerospace industry, have significantly impacted our Industrial revenue. After an increase in Retail revenue during the first quarter of 2020, the pandemic adversely affected revenue during the second quarter. Orders from Boeing, a major Jiffy customer began to slow in late first quarter and has continued to date. The issues at Boeing relating to the 737 MAX and other civilian aircraft, we believe are the cause for decline. Further, we believe that when production of the 737 MAX resumes orders levels should improve.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - (Continued)

Hy-Tech

Hy-Tech designs, manufactures and sells a wide range of industrial products under the brands ATP, and ATSCO which are categorized as ATP for reporting purposes. In addition to Engineered Solutions, products manufactured for other companies under their brands are included in the OEM category in the table below. Power Transition Group (“PTG”) revenue is comprised of products manufactured and sold by the gear businesses that were acquired in October 2019, products sold through Hy-Tech’s legacy gear manufacturing division and products sold to a certain customer whose revenue was included in OEM in 2019. NUMATX, Thaxton and other peripheral product lines, such as general machining, are reported as Other.

	Three months ended June 30,
	2020		2019		(Decrease) increase
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
ATP	$569,000	19.8%	$1,912,000	47.7%	$(1,343,000)	(70.2)%
OEM	1,202,000	41.7	1,622,000	40.4	(420,000)	(25.9)
PTG	1,021,000	35.5	242,000	6.0	779,000	321.9
Other	88,000	3.0	236,000	5.9	(148,000)	(62.7)
Total	$2,880,000	100.0%	$4,012,000	100.0%	$(1,132,000)	(28.2)%

In addition to the negative impact on all lines of business at P&F caused by COVID-19, the recent collapse of the oil and gas sector in the United States has severely affected our ATP revenue of tools, parts, sockets and accessories this quarter. According to Baker Hughes Inc. the number of operating drilling rigs were 265 at June 28, 2020, compared to 967 at June 28, 2019. At July 24, 2020 the rig count decreased to 251. Until such time when the market price of oil attains levels where it is profitable for oil and gas producing companies to substantially resume operations, the market will remain suppressed. The growth in PTG revenue was driven by the gear businesses acquired in fourth quarter of 2019.

	Six months ended June 30,
	2020		2019		(Decrease) increase
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
ATP	$1,629,000	26.3%	$3,898,000	49.4%	$(2,269,000)	(58.2)%
OEM	2,641,000	42.6	2,959,000	37.5	(318,000)	(10.7)
PTG	1,757,000	28.3	597,000	7.6	1,160,000	194.3
Other	173,000	2.8	440,000	5.5	(267,000)	(60.7)
Total	$6,200,000	100.0%	$7,894,000	100.0%	$(1,694,000)	(21.5)%

The decline in Hy-Tech’s total net revenue for the six-month period ended June 30, 2020, compared to the same period in 2019, was the result of the global pandemic, the severe downturn of the oil and gas market, and certain key customers currently in over-stock positions that are hesitant to expand their inventory levels. Additionally, during the first quarter of 2020, as the market for our ATP lines began to encounter the effects of the decline in demand in the oil and gas exploration sector, we made a decision to focus a greater portion of our marketing and product development efforts to our Engineered Solutions products offering. We believe the development of the Engineered Solutions offering will continue to provide Hy-Tech an opportunity to generate additional sources of revenue in the future. Further, the transition and relocation from Illinois to our facilities in Pennsylvania of the gears businesses acquired in late October 2019 continued through April 2020, resulting in lower than projected PTG revenue and profits during the first third of this year. The process of relocation of equipment and the set-up of general operations was completed during the second quarter. As such, we believe that as travel and other restriction are removed, PTG revenue should improve.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

GROSS MARGIN/PROFIT

	Three months ended June 30,		Decrease
	2020	2019	Amount		%
Florida Pneumatic	$3,208,000	$4,185,000	$(977,000)		(23.3)%
As percent of respective revenue	37.1%	38.8%	(1.7)%	pts
Hy-Tech	$(160,000)	$1,323,000	$(1,483,000)		(112.1)
As percent of respective revenue	(5.6)%	33.0%	(38.6)%	pts
Total	$3,048,000	$5,508,000	$(2,460,000)		(44.7)%
As percent of respective revenue	26.5%	37.2%	(10.7)%	pts

Factors contributing to the 1.7 percentage point decline in Florida Pneumatic’s gross margin this quarter, compared to the same three-month period ended June 30, 2019, was due mostly to weak manufacturing overhead absorption at Jiffy during the second quarter of 2020. The decline in Jiffy revenue, as discussed above effectively caused a reduction in production, which in turn has caused manufacturing absorption to decline. Florida Pneumatic’s gross margin also declined due to overall product mix, as the decline in the higher gross margin lines of Aerospace and Industrial drove gross margin lower this quarter, compared to the same period a year ago. Lastly, its operations in the United Kingdom encountered lower gross margin this quarter, due primarily to mix.

During the second quarter of 2020 Hy-Tech had negative gross margin. Factors that caused the decline include:

•	Weak absorption of manufacturing overhead

o	weak manufacturing overhead absorption, due in part to labor hours being utilized in connection with the relocation of the gear businesses, and

o	lower than planned manufacturing caused primarily by the COVID-19 global pandemic;

•	general mix of products sold during the quarter;

•	physical inventory adjustment;

•	an increase in charges relating to obsolete, slow moving inventory (“OSMI”).

	Six months ended June 30,		Decrease
	2020	2019	Amount		%
Florida Pneumatic	$6,984,000	$8,192,000	$(1,208,000)		(14.7)%
As percent of respective revenue	37.4%	38.6%	(1.2)%	pts
Hy-Tech	$547,000	$2,597,000	$(2,050,000)		(78.9)
As percent of respective revenue	8.8%	32.9%	(24.1)%	pts
Total	$7,531,000	$10,789,000	$(3,258,000)		(30.2)%
As percent of respective revenue	30.3%	37.1%	(6.8)%	pts

Our gross margin for the six-month period ended June 30, 2020 was 6.8 percentage points below the same period a year ago. In addition to the factors discussed above, during the first six-months of fiscal 2020 our consolidated gross margin was impacted by lower than expected gross margin on the sale of PTG products due primarily to start-up issues in the new facility, increases in costs incurred from outside vendors for certain manufacturing processes and increased duty charged on certain imported parts.

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

During the second quarter of 2020, our SG&A declined $840,000, to $4,620,000, from $5,460,000 for the same three-month period in 2019. The most significant factor driving the decrease in our SGA was a reduction in variable expenses of $489,000. Variable expenses include among other things, commissions, freight out, travel, advertising, shipping supplies and warranty costs. Additionally, there was a reduction of approximately $444,000 of compensation expenses, which is comprised of base salaries and wages, accrued performance-based bonus incentives and associated payroll taxes and employee benefits. Partially offsetting the above-mentioned declines in SGA were increases in professional fees of $72,000 and corporate expenses of $58,000.

SG&A for the six-month period ended June 30, 2020 declined $412,000 to $10,310,000 from $10,722,000. Significant items driving this net decrease were a reduction of $423,000 in compensation expenses and variable expenses declined $607,000. The above being partially offset by an increase in professional fees of $532,000 which consisted primarily of costs incurred with the relocation, transition and temporary labor and recruiting costs incurred in connection with the acquisition of the gear businesses in late October 2019. Additionally, rent, and bad debt expenses increased $28,000 and $33,000, respectively.

GOODWILL AND INTANGIBLE ASSETS IMPARMENT

We recorded goodwill and intangible asset impairment charges totaling $1,612,000, with $284,000 related to goodwill and $1,328,000 related to customer relationships, patents and trade name. See Note 8 – Goodwill and other intangible assets to the consolidated financial statements for additional information.

OTHER INCOME

Other income for the current quarter and year to date consists of a grant received at our United Kingdom operation from Her Majesty’s Government, which is not required to be repaid.

INTEREST

	Three months ended June 30,		Increase (decrease)
	2020	2019	Amount	%
Interest expense attributable to:
Short-term borrowings	$31,000	$63,000	$(32,000)	(50.8)%
PPP loan	6,000	---	6,000	NA
Term loans	---	4,000	(4,000)	(100.0)
Amortization expense of debt issue costs	4,000	1,000	3,000	300.0

Total	$41,000	$68,000	$(27,000)	(39.7)%

	Six months ended June 30,		Increase (decrease)
	2020	2019	Amount	%
Interest expense attributable to:
Short-term borrowings	$83,000	$105,000	$(22,000)	(21.0)%
PPP loan	6,000	---	6,000	NA
Term loans	---	9,000	(9,000)	(100.0)
Amortization expense of debt issue costs	8,000	17,000	(9,000)	(52.9)

Total	$97,000	$131,000	$(34,000)	(26.0)%

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

INTEREST – (Continued)

The Applicable Margin, as defined in our Credit Agreement was the same during the three-month periods ended June 30, 2020 and 2019. While our average monthly borrowings were slightly higher during the three-month period ended June 30, 2020, compared to the same three-month period in 2019, that average interest rate on borrowed funds decreased approximately 1.6%, resulting in the decrease in short-term interest expense.

As discussed in Note 10 – CARES Act to the Company’s consolidated financial statements, in late April 2020, we borrowed approximately $2.9 million from BNB Bank as provided under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The PPP Loan, as defined in Note 10, accrues interest at a rate of 1.0% per annum. Pursuant to the Flexibility Act, as defined in Note 10, interest on any unforgiven amount is deferred until the forgiveness determination is made by the SBA.

During the three and six-month periods ended June 30, 2019, a term loan existed. This term loan was fully paid off in June 2019. Lastly, Debt issue costs incurred in connection with recent bank amendments are being amortized through February 2024, were lower than the costs associated with the previous amendments.

The average balance of short-term borrowings during the three and six-month periods ended June 30, 2020 and 2019 were $5,347,000 and $5,812,000, and $6,083,000 and $5,085,000, respectively.

INCOME TAXES

On March 27, 2020 the CARES Act was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitation and technical corrections to tax depreciation methods for qualified improvement property.

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods. Accordingly, our effective tax rate for the three and six-month periods ended June 30, 2020 were a tax benefit of 25.5% and 29.6%, respectively, compared to tax expense of 27.1% and 27.0% for the three and six-month periods ended June 30, 2019, respectively. Included in the three-month period ended June 30, 2020 is also consideration for net operating loss carrybacks under the CARES Act. The effective tax rates for all periods presented were impacted primarily by state taxes, and non-deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

We monitor such metrics as days’ sales outstanding, inventory requirements, inventory turns, estimated future purchasing requirements and capital expenditures to project liquidity needs, as well as evaluate return on assets. Our primary sources of funds are operating cash flows, existing working capital and our Revolver Loan (“Revolver”) with our Bank.

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	June 30, 2020	December 31, 2019
Working capital	$21,756,000	$22,115,000
Current ratio	3.21 to 1	2.85 to 1
Shareholders’ equity	$43,130,000	$46,506,000

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

LIQUIDITY AND CAPITAL RESOURCES - (Continued)

Credit facility

Our Credit Facility is discussed in Note 9 to these consolidated financial statements.

Payroll Protection Program Loan

On April 20, 2020, we received a $2.9 million PPP Loan, as provided pursuant to the CARES Act. This loan obtained from BNB Bank is unsecured and is guaranteed by the SBA. See Note 10 to these consolidated financial statements for further discussion.

Cash flows

During the six-month period ended June 30, 2020; our net cash decreased to $368,000 from $380,000 at December 31, 2019. Our total Bank debt at June 30, 2020 was $5,503,000 compared to $5,648,000 at December 31, 2019, The total debt to total book capitalization (total debt divided by total debt plus equity); at June 30, 2020 was 11.3% compared to 10.8% at December 31, 2019.

At June 30, 2020, our short-term or Revolver borrowing was $2,573,000 compared to $5,648,000, at December 31, 2019. Additionally, at June 30, 2020 and December 31, 2019, there was approximately $12,249,000 and $9,200,000, respectively, available to the Company under its Revolver arrangement.

During the six-month period ended June 30, 2020, we used $915,000 for capital expenditures, compared to $920,000 during the same period in the prior year. Capital expenditures for the balance of 2020 are expected to be approximately $200,000, some of which may be financed through our credit facilities with Capital One Bank or financed through independent third-party financial institutions. The remaining 2020 capital expenditures will likely be for machinery and equipment, tooling, and computer hardware and software.

Customer concentration

At June 30, 2020 and December 31, 2019, accounts receivable from The Home Depot was 34.9% and 27.2%, respectively, of our total accounts receivable. Additionally, revenue from The Home Depot during the three and six-month periods ended June 30, 2020 and 2019 were 24.8% and 23.5%, and 23.0% and 20.3%, respectively, of our total revenue. There were no other customers that accounted for more than 10% of our consolidated revenue or accounts receivable during the three-month periods ended June 30, 2020 and 2019.

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

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated, as of June 30, 2020, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of June 30, 2020, the Company’s management, including its CEO and CFO, concluded that the Company's disclosure controls and procedures were effective at that date.

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

There were no material changes to the risk factors previously disclosed in our 2019 Form 10-K, with the exception of the following risk factor which replaces the first risk factor in Item 1A of our 2019 Form 10-K (as amended by our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020) in its entirety,

Risks related to the global outbreak of COVID-19 and other public health crises.

The Company faces risks related to pandemics, epidemics and other public health crises, including the global outbreak of COVID-19, which has reached and disrupted areas in which the Company has operations, suppliers, customers and employees. The COVID-19 pandemic and actions taken by governments and others in response have resulted in, and may continue to cause, the slowdown of the businesses of certain of the Company’s customers and the closure of certain of the Company’s customers’ facilities which in turn has reduced and may continue to reduce demand for some of the Company’s products. Additionally, certain of the Company’s products and parts are manufactured overseas. The COVID-19 pandemic did delay supply from certain of the Company’s overseas suppliers during the first quarter. These disruptions ceased during the second quarter. However, should these disruptions resume, the Company would be unable to predict the ultimate duration of such disruptions in supply, whether products or parts from other suppliers will also be delayed,  whether such disruptions will become material to the Company and whether, if necessary, the Company will be able to secure such products or parts from alternate suppliers on favorable terms or at all. Moreover, the Company may need to close certain of its facilities in response to the COVID-19 pandemic. The COVID-19 pandemic has also impacted the Company’s operations, including by causing many of its employees to work remotely or in shifts designed to minimize exposure. There is also a heightened risk that a significant portion of the Company’s workforce will suffer illness or otherwise not be permitted or be unable to work. The Company cannot predict whether any of these disruptions will continue or whether its operations will experience more significant or frequent disruptions in the future. Any measures the Company implements to mitigate these risks and disruptions may not be successful.

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

PART II - OTHER INFORMATION

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

P&F INDUSTRIES, INC.
(Registrant)

/s/ JOSEPH A. MOLINO, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: August 13, 2020	(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit

10.1	Note, dated April 17, 2020 by the Registrant in favor of BNB Bank (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated April 17, 2020).

10.2	Payroll Protection Program Consent, dated as of April 17, 2020 among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., ATSCO Holdings Corp, Jiffy Air Tool, Inc., Bonanza Properties Corp., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc., Hy-Tech Illinois, Inc. and Capital One, National Association, as lender and agent (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 17, 2020).

31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	* Interactive Data

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

