Form 10-Q
period 2020-09-30
P&F INDUSTRIES INC
filed 2020-11-13
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

As of November 5, 2020, there were 3,151,060 shares of the registrant’s Class A common stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS

Cash	$908,000	$380,000
Accounts receivable — net	8,547,000	9,313,000
Inventories	19,465,000	22,882,000
Prepaid expenses and other current assets	1,836,000	1,497,000
TOTAL CURRENT ASSETS	30,756,000	34,072,000

PROPERTY AND EQUIPMENT
Land	507,000	507,000
Buildings and improvements	3,527,000	3,303,000
Machinery and equipment	25,550,000	25,059,000
	29,584,000	28,869,000
Less accumulated depreciation and amortization	19,882,000	18,760,000
NET PROPERTY AND EQUIPMENT	9,702,000	10,109,000

GOODWILL	4,438,000	4,726,000

OTHER INTANGIBLE ASSETS — net	6,367,000	8,259,000

DEFERRED INCOME TAXES — net	989,000	216,000

RIGHT-OF-USE ASSETS – OPERATING LEASES	3,460,000	3,859,000

OTHER ASSETS — net	321,000	502,000

TOTAL ASSETS	$56,033,000	$61,743,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Short-term borrowings	$2,333,000	$5,648,000
Accounts payable	2,551,000	1,843,000
Accrued compensation and benefits	830,000	2,019,000
Accrued other liabilities	1,396,000	1,568,000
Current leased liabilities – operating leases	845,000	879,000
Current maturities of long-term debt (PPP loan)	1,804,000	—
TOTAL CURRENT LIABILITIES	9,759,000	11,957,000

Noncurrent leased liabilities – operating leases	2,646,000	3,070,000
Long-term debt, less current maturities (PPP loan)	1,125,000	—
Other liabilities	135,000	210,000

TOTAL LIABILITIES	13,665,000	15,237,000

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued – 4,423,000 at September 30, 2020 and 4,416,000 at December 31, 2019	4,423,000	4,416,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	14,124,000	14,056,000
Retained earnings	34,714,000	38,867,000
Treasury stock, at cost – 1,273,000 shares at September 30, 2020 and at December 31, 2019	(10,213,000)	(10,213,000)
Accumulated other comprehensive loss	(680,000)	(620,000)

TOTAL SHAREHOLDERS’ EQUITY	42,368,000	46,506,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$56,033,000	$61,743,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three months		Nine months
	ended September 30,		ended September 30,
	2020	2019	2020	2019
Net revenue	$12,406,000	$14,776,000	$37,276,000	$43,896,000
Cost of sales	8,883,000	9,427,000	26,223,000	27,758,000
Gross profit	3,523,000	5,349,000	11,053,000	16,138,000
Selling, general and administrative expenses	4,673,000	5,208,000	14,983,000	15,930,000
Impairment of goodwill and other intangible assets	—	—	1,612,000	—
Operating (loss) income	(1,150,000)	141,000	(5,542,000)	208,000
Loss (gain) on sale of property and equipment	22,000	—	22,000	(7,817,000)
Other income	—	—	(31,000)	—
Interest expense	21,000	13,000	118,000	144,000
(Loss) income	(1,193,000)	128,000	(5,651,000)	7,881,000
Income tax (benefit) expense	(336,000)	(8,000)	(1,655,000)	2,083,000
Net (loss) income	$(857,000)	$136,000	$(3,996,000)	$5,798,000

Basic (loss) earnings per share	$(0.27)	$0.04	$(1.27)	$1.80
Diluted (loss) earnings per share	$(0.27)	$0.04	$(1.27)	$1.76

Weighted average common shares outstanding:

Basic	3,151,000	3,144,000	3,148,000	3,229,000
Diluted	3,151,000	3,193,000	3,148,000	3,289,000

Net (loss) income	$(857,000)	$136,000	$(3,996,000)	$5,798,000
Other comprehensive income (loss) - foreign currency translation adjustment	77,000	(78,000)	(60,000)	(85,000)
Total comprehensive (loss) income	$(780,000)	$58,000	$(4,056,000)	$5,713,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

Three months ended September 30, 2020

		Class A common stock, $1 par		Additional paid-in	Retained	Treasury stock		Accumulated other comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss
Balance, July 1, 2020	$43,130,000	4,423,000	$4,423,000	$14,106,000	$35,571,000	(1,273,000)	$(10,213,000)	$(757,000)

Net loss	(857,000)	—	—	—	(857,000)	—	—	—

Restricted common stock compensation	8,000	—	—	8,000	—	—	—	—

Stock-based compensation	10,000	—	—	10,000	—	—	—	—

Foreign currency translation adjustment	77,000	—	—	—	—	—	—	77,000

Balance, September 30, 2020	$42,368,000	4,423,000	$4,423,000	$14,124,000	$34,714,000	(1,273,000)	$(10,213,000)	$(680,000)

Three months ended September 30, 2019

		Class A common stock, $1 par		Additional paid-in	Retained	Treasury stock		Accumulated other comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss
Balance, July 1, 2019	$47,494,000	4,416,000	$4,416,000	$13,986,000	$39,933,000	(1,266,000)	$(10,162,000)	$(679,000)

Net income	136,000	—	—	—	136,000	—	—	—

Restricted common stock compensation	13,000	—	—	13,000	—	—	—	—

Purchase of Class A common stock	(51,000)	—	—	—	—	(7,000)	(51,000)	—

Stock-based compensation	27,000	—	—	27,000	—	—	—	—

Dividends	(157,000)	—	—	—	(157,000)	—	—	—

Foreign currency translation adjustment	(78,000)	—	—	—	—	—	—	(78,000)

Balance, September 30, 2019	$47,384,000	4,416,000	$4,416,000	$14,026,000	$39,912,000	(1,273,000)	$(10,213,000)	$(757,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

Nine months ended September 30, 2020

		Class A common stock, $1 par		Additional paid-in	Retained	Treasury stock		Accumulated other comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss
Balance, January 1, 2020	$46,506,000	4,416,000	$4,416,000	$14,056,000	$38,867,000	(1,273,000)	$(10,213,000)	$(620,000)

Net loss	(3,996,000)	—	—	—	(3,996,000)	—	—	—

Exercise of stock options	3,000	1,000	1,000	2,000

Restricted common stock compensation	33,000	6,000	6,000	27,000	—	—	—	—

Stock-based compensation	39,000	—	—	39,000	—	—	—	—

Dividends	(157,000)	—	—	—	(157,000)	—	—	—

Foreign currency translation adjustment	(60,000)	—	—	—	—	—	—	(60,000)

Balance, September 30, 2020	$42,368,000	4,423,000	$4,423,000	$14,124,000	$34,714,000	(1,273,000)	$(10,213,000)	$(680,000)

Nine months ended September 30, 2019

		Class A common stock, $1 par		Additional paid-in	Retained	Treasury stock		Accumulated other comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss
Balance, January 1, 2019	$45,535,000	4,410,000	$4,410,000	$13,904,000	$34,588,000	(816,000)	$(6,695,000)	$(672,000)

Net income	5,798,000	—	—	—	5,798,000	—	—	—

Restricted common stock compensation	39,000	6,000	6,000	33,000	—	—	—	—

Purchase of Class A common stock	(3,518,000)	—	—	—	—	(457,000)	(3,518,000)	—

Stock-based compensation	89,000	—	—	89,000	—	—	—	—

Dividends	(474,000)	—	—	—	(474,000)	—	—	—

Foreign currency translation adjustment	(85,000)	—	—	—	—	—	—	(85,000)

Balance, September 30, 2019	$47,384,000	4,416,000	$4,416,000	$14,026,000	$39,912,000	(1,273,000)	$(10,213,000)	$(757,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months
	ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(3,996,000)	$5,798,000

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:

Non-cash and other charges:
Depreciation and amortization	1,339,000	1,148,000
Amortization of other intangible assets	544,000	514,000
Rent expense from lease obligations	675,000	363,000
Amortization of debt issue costs	12,000	18,000
Amortization of consideration payable to a customer	202,000	202,000
Provision for (recovery of) losses on accounts receivable	47,000	(60,000)
Stock-based compensation	39,000	89,000
Loss on sale of fixed assets	22,000	—
Gain on sale of property and equipment	—	(7,817,000)
Restricted stock-based compensation	33,000	39,000
Deferred income taxes	(771,000)	332,000
Gain on lease obligation settlement	(31,000)	—
Impairment of goodwill and other intangible assets	1,612,000	—
Changes in operating assets and liabilities:
Accounts receivable	712,000	25,000
Inventories	3,384,000	(2,771,000)
Prepaid expenses and other current assets	(341,000)	(314,000)
Other assets	(32,000)	(1,000)
Accounts payable	708,000	600,000
Accrued compensation and benefits	(1,190,000)	(594,000)
Accrued other liabilities and other current liabilities	(239,000)	607,000
Payments on lease liabilities	(702,000)	(383,000)
Other liabilities	(2,000)	(16,000)
Total adjustments	6,021,000	(8,019,000)
Net cash provided by (used in) operating activities	2,025,000	(2,221,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months
	ended September 30,
	2020	2019
Cash Flows from Investing Activities:
Capital expenditures	$(956,000)	$(1,240,000)
Proceeds from disposal of property and equipment	1,000	8,767,000
Net cash (used in) provided by investing activities	(955,000)	7,527,000

Cash Flows from Financing Activities:
Dividend payments	(157,000)	(474,000)
Proceeds from exercise of stock options	3,000	—
Purchase of Class A common stock	—	(3,518,000)
Net payments relating to short-term borrowings	(3,314,000)	(307,000)
Payment of contingent consideration	—	(692,000)
Repayments of long-term debt	—	(453,000)
Bank finance costs	—	(33,000)
Proceeds from PPP loan	2,929,000	—
Net cash used in financing activities	(539,000)	(5,477,000)

Effect of exchange rate changes on cash	(3,000)	(19,000)
Net increase (decrease) in cash	528,000	(190,000)
Cash at beginning of period	380,000	999,000
Cash at end of period	$908,000	$809,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$109,000	$135,000
Income taxes	$26,000	$1,341,000
Cash paid for amounts included in the measurement of operating lease liabilities	$5,000	$26,000

Non-cash information:
Right of Use (“ROU”) assets recognized for new operating lease liabilities	$140,000	$2,500,000
Operating lease liability related to ROU assets recognized upon adoption of ASC 842	$—	$418,000

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

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES – (Continued)

The Company - Continued

Florida Pneumatic imports and sells pneumatic hand tools of its own design, primarily to the retail, industrial, automotive and aerospace markets. Its products include sanders, grinders, drills, saws and impact wrenches. These tools are similar in appearance and function to electric hand tools, but are powered by compressed air, rather than by electricity or a battery. Air tools, as they are more commonly referred to, generally offer better performance and weigh less than their electrical counterparts. Florida Pneumatic imports and/or manufactures approximately 75 types of pneumatic hand tools, most of which are sold at prices ranging from $50 to $1,000, under the names “Florida Pneumatic,” “Universal Tool”, “Jiffy Air Tool”, AIRCAT, NITROCAT, as well as under the trade names or trademarks of several private label customers. These products are sold to retailers, distributors, manufacturers and private label customers through in-house sales personnel and manufacturers’ representatives. The AIRCAT and NITROCAT brands of pneumatic tools are sold primarily to the automotive service and repair market (“automotive market”). Users of Florida Pneumatics’ hand tools include industrial maintenance and production staffs, do-it-yourself mechanics, professional automobile mechanics and auto body personnel. Jiffy manufactures and distributes pneumatic tools and components primarily to aerospace manufacturers.

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

Hy-Tech’s “Engineered Solutions” products are sold directly to Original Equipment Manufacturers (“OEM’s”), and industrial branded products are sold through a broad network of specialized industrial distributors serving the power generation, petrochemical, aerospace, construction, railroad, mining, ship building and fabricated metals industries. Hy-Tech works directly with its industrial customers, designing and manufacturing products from finished components to complete turnkey systems to be sold under their own brand names.

Power Transmission Group (“PTG”) is comprised of products manufactured and sold by the gear businesses that were acquired in October 2019, products sold through Hy-Tech’s legacy gear manufacturing division and products sold to a certain customer whose revenue was included in OEM in 2019.

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

Due in large part to shelter-in-place restrictions that were implemented in late March and early April, which for many have been lifted during the third quarter of 2020, as well as significant decreases in travel and customer consumption behavior, the Company experienced a reduction in its net sales and earnings per share during the second and third quarters of 2020. It is too early to determine what the financial impacts from COVID-19 will be on the Company’s businesses in the future.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES - (Continued)

Going Concern Assessment

Management assesses going concern uncertainty in the Company’s consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued, which is referred to as the "look-forward period", as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, it considers various scenarios, forecasts, projections, estimates and makes certain key assumptions, including the timing and nature of projected cash expenditures, its ability to reduce, delay or curtail cash outflows and its ability to raise additional capital, if necessary, among other factors. Management has prepared estimates of operations covering the look-forward period and believes that sufficient funds will be generated from operations, working capital, and its existing credit facility to fund its operations. The Company has contingency plans in which it would further reduce or defer additional expenses and cash outlays, should operations weaken beyond current forecasts.

The impact of COVID-19 on the Company’s business has been considered in these assumptions; however, it is too early to know the full impact of COVID-19 or when the Company believes a return to more normal operations may occur. Further, as part of the business incentives offered in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company, on April 20, 2020, received a $2.9 million Payroll Protection Program (“PPP”) loan from the United States Small Business Administration (“SBA”). See Note 10 – CARES Act to the Company’s consolidated financial statements for further discussion.

For the three and nine-month periods ended September 30, 2020, the Company incurred net losses of $857,000, and $3,996,000, respectively. The Company, at September 30, 2020 has working capital of $20,997,000 and availably on its bank facility of approximately $11,800,000.

The accompanying consolidated financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business.

Customer Concentration

At September 30, 2020 and December 31, 2019, accounts receivable from The Home Depot was 39.2% and 27.2%, respectively, of total accounts receivable. Additionally, revenue from The Home Depot during the three and nine-month periods ended September 30, 2020 and 2019 were 30.0% and 25.7%, and 21.8% and 20.8%, respectively, of total revenue. There were no other customers that accounted for more than 10% of consolidated revenue or accounts receivable during the three and nine-month periods ended September 30, 2020 and 2019.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES - (Continued)

Significant Accounting Policies

The Company’s significant accounting policies are described in "Note 1: Summary of Significant Accounting Policies" of our 2019 Form 10-K.

Lease Accounting

On January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) 842 “Leases” using the initial date of adoption method, whereby the adoption does not impact any periods prior to 2019. ASC Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases’ guidance. When adopted, the Company elected to adopt the package of practical expedients and, accordingly, did not reassess any previously expired or existing arrangements and related classifications under ASC 840 (previous standard).

If the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate as the discount rate. The Company uses its best judgement when determining the incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term to the lease payments in a similar currency.

The Company’s operating leases include vehicles, office space and the use of real property. The Company has not identified any material finance leases for the nine months ended September 30, 2020.

The Company considers any options to extend the term of a lease when measuring the Right of Use lease asset.

For the nine-month periods ended September 30, 2020 and 2019, the Company had $675,000 and $363,000, respectively, in operating lease expense.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of September 30, 2020:

As of September 30, 2020
2020 (excluding the nine months ended September 30, 2020)	$217,000
2021	861,000
2022	771,000
2023	659,000
2024	388,000
Thereafter	1,048,000
Total operating lease payments	3,944,000
Less imputed interest	(453,000)
Total operating lease liabilities	$3,491,000

Weighted average remaining lease term	6.2 years
Weighted average discount rate	4.31%

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES - (Continued)

Revenue Recognition

The Company’s revenue recognition policies are detailed in its 2019 Form 10-K. The following tables present the Company’s revenues recognized under ASC Topic 606, “Revenue from Contracts with Customers”, for the three and nine-month periods ended September 30, 2020 and 2019.

Florida Pneumatic

	Three months ended September 30,
	2020		2019		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Retail	$3,718,000	38.4%	$3,240,000	29.5%	$478,000	14.8%
Automotive	3,530,000	36.5	3,293,000	30.1	237,000	7.2
Industrial	1,044,000	10.8	1,301,000	11.9	(257,000)	(19.8)
Aerospace	1,268,000	13.1	2,977,000	27.2	(1,709,000)	(57.4)
Other	121,000	1.2	140,000	1.3	(19,000)	(13.6)
Total	$9,681,000	100.0%	$10,951,000	100.0%	$(1,270,000)	(11.6)%

	Nine months ended September 30,
	2020		2019		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Retail	$9,569,000	33.8%	$9,379,000	29.2%	$190,000	2.0%
Automotive	9,690,000	34.2	10,916,000	33.9	(1,226,000)	(11.2)
Industrial	2,383,000	8.4	3,887,000	12.0	(1,504,000)	(38.7)
Aerospace	6,341,000	22.4	7,530,000	23.4	(1,189,000)	(15.8)
Other	368,000	1.2	465,000	1.5	(97,000)	(20.9)
Total	$28,351,000	100.0%	$32,177,000	100.0%	$(3,826,000)	(11.9)%

Hy-Tech

	Three months ended September 30,
	2020		2019		(Decrease) increase
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
ATP	$624,000	22.9%	$1,375,000	35.9%	$(751,000)	(54.6)%
OEM	872,000	32.0	1,946,000	50.9	(1,074,000)	(55.2)
PTG	1,027,000	37.7	322,000	8.4	705,000	218.9
Other	202,000	7.4	182,000	4.8	20,000	11.0
Total	$2,725,000	100.0%	$3,825,000	100.0%	$(1,100,000)	(28.8)%

	Nine months ended September 30,
	2020		2019		(Decrease) increase
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
ATP	$2,254,000	25.2%	$5,160,000	44.0%	$(2,906,000)	(56.3)%
OEM	3,513,000	39.4	5,032,000	43.0	(1,519,000)	(30.2)
PTG	2,783,000	31.2	904,000	7.7	1,879,000	207.9
Other	375,000	4.2	623,000	5.3	(248,000)	(39.8)
Total	$8,925,000	100.0%	$11,719,000	100.0%	$(2,794,000)	(23.8)%

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

The excess of the total purchase price over the fair value of the net assets acquired, including the value of the identifiable intangible assets, has been allocated to goodwill. Goodwill will be amortized over 15 years for tax purposes, but is not deductible for financial reporting purposes. This goodwill is part of the Hy-Tech reporting unit. See Note 8 regarding impairment of goodwill. The intangible assets subject to amortization will be amortized over 15 years for tax purposes. For financial reporting purposes their respective useful lives have been determined as follows:

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

	For the three-month period ended September 30, 2019	For the nine-month period ended September 30, 2019
Revenue	$15,455,000	$46,104,000
Net income	$258,000	$6,209,000
Earnings per share – basic	$0.08	$1.92
Earnings per share – diluted	$0.08	$1.89

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

The following table sets forth the elements of basic and diluted (loss) income per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator for basic and diluted loss per common share:
Net (loss) income	$(857,000)	$136,000	$(3,996,000)	$5,798,000
Denominator:
Denominator for basic (loss) income per share - weighted average common shares outstanding	3,151,000	3,144,000	3,148,000	3,229,000
Dilutive securities (1)	—	49,000	—	60,000
Denominator for diluted (loss) income per share - weighted average common shares outstanding	3,151,000	3,193,000	3,148,000	3,289,000

(1)	Dilutive securities consist of “in the money” stock options. In the event of a loss, options are considered anti-dilutive and therefore not included in the calculation of diluted loss per share.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 – (LOSS) INCOME PER SHARE – (Continued)

At September 30, 2020 and 2019, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Common Stock for the period. The weighted average of anti-dilutive stock options outstanding was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Weighted average anti-dilutive stock options outstanding	183,000	57,000	172,000	24,000

NOTE 4 – STOCK-BASED COMPENSATION

There were no options granted or issued during the nine-month period ended September 30, 2020.

The following is a summary of the changes in outstanding options during the nine-month period ended September 30, 2020:

	Option shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, January 1, 2020	226,075	$6.30	4.7	$219,983
Granted	—
Exercised	(1,000)	2.92
Forfeited	(7,998)	6.38
Expired	—	—
Outstanding, September 30, 2020	217,077	$6.32	4.0	24,001
Vested, September 30, 2020	211,743	$6.26	3.9	24,001

	Option shares	Weighted average grant- date fair value
Non-vested options, January 1, 2020	37,666	$4.45
Granted
Vested	(31,250)	4.43
Forfeited	(1,082)	4.41
Non-vested options, September 30, 2020	5,334	$4.60

The remaining number of shares of Common Stock available for issuance under the P&F Industries, Inc. 2012 Stock Incentive Plan (the “2012 Plan”) as of September 30, 2020 was 58,185. At September 30, 2020, there were 186,077 options outstanding issued under the 2012 Plan and 31,000 options outstanding issued under the 2002 Stock Incentive Plan.

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

As of September 30, 2020, and December 31, 2019, the carrying amounts reflected in the accompanying consolidated balance sheets for current assets and current liabilities approximated fair value due to the short-term nature of these accounts.

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

NOTE 6 – ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	September 30, 2020	December 31, 2019
Accounts receivable	$8,827,000	$9,547,000
Allowance for doubtful accounts, sales discounts and chargebacks	(280,000)	(234,000)
	$8,547,000	$9,313,000

NOTE 7 – INVENTORIES

Inventories consist of:

	September 30, 2020	December 31, 2019
Raw material	$2,416,000	$2,178,000
Work in process	1,240,000	2,302,000
Finished goods	15,809,000	18,402,000
	$19,465,000	$22,882,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill are as follows:

Balance, January 1, 2020	$4,726,000
Currency translation adjustment	(4,000)
Impairment of goodwill	(284,000)
Balance, September 30, 2020	$4,438,000

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

After completion of the interim goodwill impairment test, the Company concluded that Hy-Tech’s goodwill was fully impaired and recorded a non-cash goodwill impairment charge of $284,000 during the second quarter of 2020. Consistent with the procedures followed in the Company’s annual impairment test, it estimated the fair values of each of its reporting units using the income approach.  The income approach uses projected future cash flows that are discounted using a weighted average cost of capital analysis that reflects current market conditions.

The Company determined that no triggering event occurred during the third quarter of 2020. Nonetheless, the Company will perform its annual test for impairment at November 30, 2020.

Other intangible assets

	September 30, 2020			December 31, 2019
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships (1)	$6,486,000	$2,896,000	$3,590,000	$7,825,000	$2,724,000	$5,101,000
Trademarks and trade names (1)	2,176,000	—	2,176,000	2,375,000	—	2,375,000
Trademarks and trade names	200,000	56,000	144,000	200,000	45,000	155,000
Engineering drawings	330,000	236,000	94,000	330,000	225,000	105,000
Non-compete agreements (1)	329,000	253,000	76,000	331,000	235,000	96,000
Patents	1,286,000	999,000	287,000	1,405,000	978,000	427,000
Totals	$10,807,000	$4,440,000	$6,367,000	$12,466,000	$4,207,000	$8,259,000

(1)	A portion of these intangibles are maintained in a foreign currency and are therefore subject to foreign exchange rate fluctuations.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS - (Continued)

In the future, should events or circumstances change or the Company’s financial condition further materially decline, where it would more likely than not further reduce the fair value of the remaining intangible assets, we may be required to record additional impairment charges, which could have a material effect on future results of operations and financial condition.

The Company, during the second quarter of 2020, estimated the fair value of the NUMATX patent, and its Universal Air Tool (“UAT”) trade name based on an income approach using the relief-from-royalty method.  This approach is dependent upon a number of factors, including estimates of future growth and trends, royalty rates, discount rates and other variables.  For the interim impairment test, its estimates of future revenue and profitability associated with NUMATX and UAT were significantly reduced, primarily reflecting the impact of COVID-19.  The Company reduced the royalty rate used to estimate the fair value, reflecting the impact of the uncertain environment resulting from COVID-19.  Additionally, the weighted average cost of capital used to discount the cash flows for the interim goodwill impairment test was slightly higher than the last annual test, also reflecting the increasing uncertainty resulting from COVID-19. Further, the Company estimated the fair value of Hy-Tech’s customer relationships based on the discounted value of future cash flows and determined that, primarily for the same reasons noted above related to impairment of the NUMATX patent and the UAT trade name, Hy-Tech’s customer relationships were fully impaired. As a result of the aforementioned, the Company adjusted the fair value of the above-mentioned intangible assets by recording a non-cash impairment charge of $1,328,000 in the second quarter of 2020.

Amortization expense of intangible assets subject to amortization was as follows:

Three months ended September 30,		Nine months ended September 30,
2020	2019	2020	2019
$158,000	$170,000	$544,000	$514,000

The weighted average amortization period for intangible assets was as follows:

	September 30, 2020	December 31, 2019
Customer relationships	7.8	8.7
Trademarks and trade names	10.8	11.5
Engineering drawings	6.4	7.1
Non-compete agreements	3.2	3.7
Patents	5.4	7.1

Amortization expense for the balance of 2020, and for each of the next five years and thereafter is estimated to be as follows:

2020	$158,000
2021	629,000
2022	628,000
2023	624,000
2024	576,000
2025	547,000
Thereafter	1,029,000
$4,191,000

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

At September 30, 2020, short-term or Revolver borrowing was $2,333,000, compared to $5,648,000, at December 31, 2019. Applicable Margin Rates at September 30, 2020 and December 31, 2019 for LIBOR and Base Rates were 1.50% and 0.50%, respectively. Additionally, at September 30, 2020 and December 31, 2019, there was approximately $11,800,000 and $9,200,000, respectively, available to the Company under its Revolver arrangement.

The average balance of short-term borrowings from our bank during the three and nine-month periods ended September 30, 2020 were $2,261,000 and $4,615,000, compared to $1,195,000 and $3,774,000, for the same three and nine-month periods in 2019.

NOTE 10 – CARES Act

On April 20, 2020, the Company received a $2.9 million PPP loan, as provided pursuant to the CARES Act and administered by the SBA. The PPP Loan, which is unsecured and guaranteed by the SBA, was designed to create economic stimulus by providing additional operating capital to small businesses in the U.S., such as P&F. To facilitate the PPP Loan, the Company entered into a Promissory Note dated April 17, 2020, with BNB Bank as the lender (the “Lender”) (the “PPP Promissory Note”).

Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020 (the “Flexibility Act”), the Company is eligible to apply for and receive forgiveness for all or a portion of the PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”) incurred during the 24 weeks subsequent to funding, and on the maintenance of employee compensation levels, as defined, following the funding of the PPP Loan. The Company believes it has used the proceeds of the PPP Loan for Qualifying Expenses. However, no assurance is provided that the Company will be able to obtain forgiveness of the PPP Loan in whole or in part. Any amounts that are not forgiven incur interest at 1.0% per annum and monthly repayments of principal and interest are deferred until the SBA makes a determination on forgiveness.

As of September 30, 2020, the current maturities of long-term debt pursuant to the PPP Loan, was $1,804,000 and the long-term debt, less current maturities pursuant to the PPP Loan was $1,125,000.

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

The Company’s Board of Directors has not issued any further dividends in 2020.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

ECONOMIC MEASURES - Continued

We now consider tariffs a key economic measure, as a significant portion of products imported by Florida Pneumatic and to a lesser degree, Hy-Tech, are subject to these tariffs.

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

OVERVIEW

Key factors or events impacting our third quarter 2020 results of operations were:

•	Ongoing negative impact of the COVID-19 pandemic on revenue and income;

•	Ongoing production slow-down by Boeing of its 737 MAX aircraft, as well as significant reductions in activity at other commercial and military manufacturing facilities;

•	Continued weakness in oil and gas exploration.

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

The impact of the COVID-19 virus on the global economy, particularly within the U.S., has had a material impact on our results during the three and nine-month periods ended September 30, 2020. In March 2020, nearly all of the United States, United Kingdom and much of Europe, had ordered non-essential businesses to stop physical operations and ordered its residents to remain home or “shelter-in-place”, in order to attempt to control the impact of this pandemic. While we are currently able to continue operations at all of our locations, the COVID-19 pandemic has, for most of the nine-month period ended September 30, 2020, significantly impacted orders and revenue. Further, we believe this pandemic could continue to negatively affect our businesses in the future. However, our manufacturing facilities are currently open. Staffing levels remain reduced at all of our locations across the country and in the United Kingdom as we continue to monitor the latest COVID-19 related public health and government guidance. We believe we have taken all reasonably practical measures to protect the safety of our employees and communities. For example, among other things, throughout the organization we have greatly limited international and domestic travel, taken a variety of steps to ensure social distancing in our facilities, including working remotely where available, and have increased our cleaning and sanitizing procedures in our facilities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

TRENDS AND UNCERTAINTIES - (Continued)

BOEING/AEROSPACE

The ongoing grounding by the Federal Aviation Administration of Boeing’s 737 MAX aircraft, and the dramatic reduction in staffing levels across all of Boeing’s facilities due to the COVID pandemic have greatly reduced production activity at Boeing. As long as the 737 MAX is grounded, it will likely continue to have an adverse effect on our revenue. In addition, production of military and other commercial aircraft throughout the industry has slowed as well due to the ongoing global COVID-19 pandemic. However, we believe when all other commercial and military production lines throughout the United States come back online, an increase in our revenue should follow.

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

RESULTS OF OPERATIONS

REVENUE

During the third quarter of 2020, many of our product lines were adversely affected by the global COVID-19 pandemic, which continues to result in greatly reduced orders and revenue for the three and nine-month periods ended September 30, 2020.

The tables below provide an analysis of our net revenue for the three and nine-month periods ended September 30, 2020 and 2019:

Consolidated

	Three months ended September 30,
			Decrease
	2020	2019	$	%
Florida Pneumatic	$9,681,000	$10,951,000	$(1,270,000)	(11.6)%
Hy-Tech	2,725,000	3,825,000	(1,100,000)	(28.8)
Consolidated	$12,406,000	$14,776,000	$(2,370,000)	(16.0)%

	Nine months ended September 30,
			Decrease
	2020	2019	$	%
Florida Pneumatic	$28,351,000	$32,177,000	$(3,826,000)	(11.9)%
Hy-Tech	8,925,000	11,719,000	(2,794,000)	(23.8)
Consolidated	$37,276,000	$43,896,000	$(6,620,000)	(15.1)%

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

	Three months ended September 30,
	2020		2019		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Retail	$3,718,000	38.4%	$3,240,000	29.5%	$478,000	14.8%
Automotive	3,530,000	36.5	3,293,000	30.1	237,000	7.2
Industrial	1,044,000	10.8	1,301,000	11.9	(257,000)	(19.8)
Aerospace	1,268,000	13.1	2,977,000	27.2	(1,709,000)	(57.4)
Other	121,000	1.2	140,000	1.3	(19,000)	(13.6)
Total	$9,681,000	100.0%	$10,951,000	100.0%	$(1,270,000)	(11.6)%

Revenue from our Aerospace line incurred the largest decline this quarter compared to the same period a year ago. The continued grounding and minimal production of Boeing’s 737 MAX aircraft and reduced production of other Boeing aircraft was the major factor driving this decline. Additionally, we believe that the COVID-19 pandemic has forced many of our other aircraft customers, both commercial and military, to greatly reduce production. It is unclear when the Federal Aviation Administration will permit the 737 MAX aircraft to begin flights in the United States. Until such time, it is likely that Boeing will continue its production halt of this aircraft. Again, driven by the business interruption caused by COVID-19, which has, among other things, effectively eliminated business travel, our Industrial revenue declined. Also contributing to the decline this quarter compared to the same three-month period in 2019, has been the ongoing sluggishness in the oil and gas sector. Partially offsetting the above revenue declines were increases in our Retail and Automotive product lines. Specifically, Retail revenue this quarter, compared to the same period in 2019, increased 14.8%. This improvement was driven by increased sales of our pneumatic spray guns to The Home Depot, and to a lesser degree increased sales of various other pneumatic hand tools. Automotive revenue also improved this quarter, as sales of the AIRCAT brand increased, in turn offsetting the loss of a major distributor earlier this year and a slight decline in sales at our United Kingdom (“U.K.”) operations.

	Nine months ended September 30,
	2020		2019		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Retail	$9,569,000	33.8%	$9,379,000	29.2%	$190,000	2.0%
Automotive	9,690,000	34.2	10,916,000	33.9	(1,226,000)	(11.2)
Industrial	2,383,000	8.4	3,887,000	12.0	(1,504,000)	(38.7)
Aerospace	6,341,000	22.4	7,530,000	23.4	(1,189,000)	(15.8)
Other	368,000	1.2	465,000	1.5	(97,000)	(20.9)
Total	$28,351,000	100.0%	$32,177,000	100.0%	$(3,826,000)	(11.9)%

The decline in Florida Pneumatic’s fiscal 2020 year-to-date revenue of 11.9%, compared to the same period in 2019, is due to similar factors that drove Florida Pneumatic’s third quarter’s results. Specifically, the year-to-date decline in Aerospace revenue was due to Boeing being forced to ground its 737 MAX aircraft, which in turn has caused them to halt production, compounded by sluggishness in production throughout the aircraft markets, which we believe to be the result of the pandemic. Our Industrial product line has also been adversely affected by the business interruptions caused by COVID-19. Minimal travel permitted during the nine-month period ended September 30, 2020, has resulted in little to no direct interaction with current or prospective customers. Automotive revenue for the first nine months of 2020 has been mixed. The first nine months saw lower sales in 2020, compared to the same period in 2019, due primarily to the loss of a major distributor and weak second quarter 2020 sales for our U.K. operations. After an increase in Retail revenue during the first quarter of 2020, the pandemic adversely affected revenue during the second quarter, then improved again during the third quarter, as the need for spray guns (used to apply anti-viral and anti-bacterial solution) and other pneumatic tools grew. Orders from Boeing, a major Jiffy customer and other aircraft industry customers began to slow in late first quarter and has continued to date. The issues at Boeing relating to the 737 MAX and other civilian aircraft, are the cause for decline. However, we believe that to the extent that production of the 737 MAX resumes order levels should improve.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - (Continued)

Hy-Tech

Hy-Tech designs, manufactures and sells a wide range of industrial products under the brands ATP and ATSCO which are categorized as ATP for reporting purposes. In addition to Engineered Solutions, products and components manufactured for other companies under their brands are included in the OEM category in the table below. Power Transmission Group (“PTG”) revenue is comprised of products manufactured and sold by the gear businesses that were acquired in October 2019, products sold through Hy-Tech’s legacy gear manufacturing division and products sold to a certain customer whose revenue was included in OEM in 2019. NUMATX, Thaxton and other peripheral product lines, such as general machining, are reported as Other.

	Three months ended September 30,
	2020		2019		(Decrease) increase
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
ATP	$624,000	22.9%	$1,375,000	35.9%	$(751,000)	(54.6)%
OEM	872,000	32.0	1,946,000	50.9	(1,074,000)	(55.2)
PTG	1,027,000	37.7	322,000	8.4	705,000	218.9
Other	202,000	7.4	182,000	4.8	20,000	11.0
Total	$2,725,000	100.0%	$3,825,000	100.0%	$(1,100,000)	(28.8)%

In addition to the negative impact on all lines of business at P&F caused by the global COVID-19 pandemic, our OEM revenue was adversely affected by significant declines in orders during the third quarter of 2020, compared to the same period in 2019, from a major customer that services the aerospace market, which as discussed earlier, has encountered weak demand for new aircraft. Additionally, two major customers, who in turn sell product to the oil and gas and general industrial sectors, placed little to no new orders during the third quarter 2020. The oil and gas sector in the United States has been hindered for several months by the downward pricing pressure caused by among other things, excess supply and ripple effects from the pandemic. This is evidenced by the significant decline in drilling rigs, which is a metric that we monitor. According to Baker Hughes Inc. the number of rotary rigs running were 261 at September 25, 2020, compared to 860 at September 27, 2019. As a result, our ATP revenue continues to struggle. Until such time when the market price of oil attains levels where it is profitable for oil and gas producing companies to substantially resume operations, we believe the market will remain depressed.

The growth in PTG revenue was driven by the gear businesses acquired in fourth quarter of 2019. See Note 2 to consolidated financial statements.

	Nine months ended September 30,
	2020		2019		(Decrease) increase
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
ATP	$2,254,000	25.2%	$5,160,000	44.0%	$(2,906,000)	(56.3)%
OEM	3,513,000	39.4	5,032,000	43.0	(1,519,000)	(30.2)
PTG	2,783,000	31.2	904,000	7.7	1,879,000	207.9
Other	375,000	4.2	623,000	5.3	(248,000)	(39.8)
Total	$8,925,000	100.0%	$11,719,000	100.0%	$(2,794,000)	(23.8)%

The decline in Hy-Tech’s total net revenue for the nine-month period ended September 30, 2020, compared to the same period in 2019, was primarily due to among other factors, the global COVID-19 pandemic, the severe downturn of the oil and gas market, and certain key customers currently in over-stock positions that are hesitant to expand their inventory levels. Additionally, during the first quarter of 2020, as the market for our ATP lines began to encounter the effects of the decline in demand in the oil and gas exploration sector, we made a decision to focus a greater portion of our marketing and product development efforts to our Engineered Solutions products offering. We believe the development of the Engineered Solutions offering will continue to provide Hy-Tech an opportunity to generate additional sources of revenue in the future. Further, the transition and relocation from Illinois to our facilities in Pennsylvania of the gears businesses acquired in late October 2019 continued through April 2020, resulting in lower than projected PTG revenue and profits during the first third of this year. The process of relocating the equipment and the set-up of general operations was completed during the second quarter. As such, we believe that as travel and other restrictions are removed, PTG revenue should grow.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

RESULTS OF OPERATIONS - (Continued)

GROSS MARGIN/PROFIT

	Three months ended September 30,		Decrease
	2020	2019	Amount		%
Florida Pneumatic	$3,291,000	$4,436,000	$(1,145,000)		(25.8)%
As percent of respective revenue	34.0%	40.5%	(6.5	)%pts
Hy-Tech	$232,000	$913,000	$(681,000)		(74.6)
As percent of respective revenue	8.5%	23.9%	(15.4	)%pts
Total	$3,523,000	$5,349,000	$(1,826,000)		(34.1)%
As percent of respective revenue	28.4%	36.2%	(7.8	)%pts

Factors contributing to the 6.5 percentage point decline in Florida Pneumatic’s gross margin this quarter, compared to the same three-month period ended September 30, 2019, was driven primarily by the decline in higher gross margin Aerospace and Industrial sales. In addition, the reduction in Jiffy revenue, as discussed above, caused a reduction in production, which in turn caused manufacturing absorption of fixed overhead to decline, further eroding average margins. While Retail revenue improved, these sales generate gross margins lower than other product lines. Thus, while gross profit increased, Florida Pneumatc’s gross margins decreased. Lastly, Florida Pneumatics’ operations in the U.K. encountered lower gross margin this quarter, due primarily lower volume and product mix. The decline in Hy-Tech’s gross margin was driven by the decline in manufacturing overhead absorption. When comparing the three-month periods ended September 30, 2020 and 2019, total machine hours declined by approximately 55%. This weak activity was caused primarily by the COVID-19 global pandemic. Additionally, Hy-Tech’s total gross margins were impacted by the general mix of products sold during the quarter.

	Nine months ended September 30,		Decrease
	2020	2019	Amount		%
Florida Pneumatic	$10,274,000	$12,628,000	$(2,354,000)		(18.6)%
As percent of respective revenue	36.2%	39.2%	(3.0	)%pts
Hy-Tech	$779,000	$3,510,000	$(2,731,000)		(77.8)
As percent of respective revenue	8.7%	30.0%	(21.3	)%pts
Total	$11,053,000	$16,138,000	$(5,085,000)		(31.5)%
As percent of respective revenue	29.7%	36.8%	(7.1	)%pts

Significant factors causing the 3.0 percentage point decline in Florida Pneumatic’s gross margin are: i) lower sales of its higher gross margin Aerospace and Industrial products lines, discussed above; ii) weaker manufacturing overhead absorption at Jiffy, and iii) improved Retail revenue, which tends to generate lower gross margin. With respect to the change in Hy-Tech’s year-to-date gross margin in 2020, compared to the same period in 2019, in addition to the factors discussed above, during the first two quarters of fiscal 2020 Hy-Tech’s gross margin was impacted by lower than expected gross margin on the sale of PTG products due primarily to start-up issues in the new facility during the first two quarters of 2020, increased duty charged on certain imported parts, increases in costs incurred from outside vendors for certain manufacturing processes, an unfavorable physical inventory adjustment recorded in the second quarter; and an increase in charges relating to obsolete, slow moving inventory (“OSMI”) also during the second quarter.

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

During the third quarter of 2020, our SG&A was $4,673,000, compared to $5,208,000 incurred during the third quarter of 2019. A significant factor contributing to the decrease was a reduction of approximately $329,000 of compensation expenses, which is comprised of base salaries and wages, accrued performance-based bonus incentives and associated payroll taxes and employee benefits. A reduction in accrued performance-based bonus incentives was the bulk of the savings. Additionally, we reduced our variable expenses $113,000. Variable expenses include among other things, commissions, freight out, travel, advertising, shipping supplies and warranty costs. Lastly, professional services declined $55,000.

SG&A for the nine-month period ended September 30, 2020 declined $947,000 to $14,983,000 from $15,930,000. Significant items driving this net decrease were a reduction of $752,000 in compensation expenses, due to lower accrued performance bonus and staffing reductions, and variable expenses declined $722,000, driven by lower sales volume, which in turn created lower commissions, freight out, warranty costs and travel. The above being partially offset by costs of approximately $477,000 incurred during the first six months of 2020 in connection with the relocation and transition to our new Punxsutawney, PA facility of the gear businesses that we acquired in late 2019.

GOODWILL AND INTANGIBLE ASSETS IMPAIRMENT

During the second quarter of 2020, we recorded goodwill and intangible asset impairment charges totaling $1,612,000, with $284,000 related to goodwill and $1,328,000 related to customer relationships, patents and trade name. See Note 8 – Goodwill and other intangible assets to the consolidated financial statements for additional information. There was no impairment of intangible assets during the third quarter of 2020.

OTHER INCOME

Other income for the current quarter and year to date consists of a grant received at our United Kingdom operation from Her Majesty’s Government, which is not required to be repaid.

INTEREST

	Three months ended September 30,		Increase
	2020	2019	Amount	%
Interest expense attributable to:
Short-term borrowings	$12,000	$11,000	$1,000	9.1%
PPP loan	5,000	---	5,000	NA
Amortization expense of debt issue costs	4,000	2,000	2,000	100.0

Total	$21,000	$13,000	$8,000	61.5%

	Nine months ended September 30,		Increase (decrease)
	2020	2019	Amount	%
Interest expense attributable to:
Short-term borrowings	$95,000	$117,000	$(22,000)	(18.8)%
PPP loan	11,000	---	11,000	NA
Term loans	---	9,000	(9,000)	(100.0)
Amortization expense of debt issue costs	12,000	18,000	(6,000)	(33.3)

Total	$118,000	$144,000	$(26,000)	(18.1)%

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

INTEREST – (Continued)

The Applicable Margin, as defined in our Credit Agreement was the same during the three-month periods ended September 30, 2020 and 2019.

The average balance of short-term borrowings during the three and nine-month periods ended September 30, 2020, were $2,261,000 and $4,615,000, compared to $1,195,000 and $3,774,000, during the same periods in the prior year.

As discussed in Note 10 – CARES Act, to the Company’s consolidated financial statements, in late April 2020, we borrowed approximately $2.9 million from BNB Bank as provided under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The PPP Loan, as defined in Note 10, accrues interest at a rate of 1.0% per annum. Pursuant to the Flexibility Act, as defined in Note 10, interest on any unforgiven amount is deferred until the forgiveness determination is made by the SBA.

During the six-month period ended June 30, 2019, a term loan existed. This term loan was fully paid off in June 2019. Debt issue costs incurred in connection with recent bank amendments are being amortized through February 2024, were lower than the costs associated with the previous amendments.

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

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods. Accordingly, our effective tax rate for the three and nine-month periods ended September 30, 2020 were a tax benefit of 28.2% and 29.3%, respectively, compared to tax benefit of 6.3% and a tax expense of 26.4% for the three and nine-month periods ended September 30, 2019, respectively. Included in the nine-month period ended September 30, 2020 is also consideration for net operating loss carrybacks under the CARES Act. The effective tax rates for all periods presented were impacted primarily by state taxes, and non-deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

We monitor such metrics as days’ sales outstanding, inventory requirements, inventory turns, estimated future purchasing requirements and capital expenditures to project liquidity needs, as well as evaluate return on assets. Our primary sources of funds are operating cash flows, existing working capital and our Revolver Loan (“Revolver”) with our Bank.

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	September 30, 2020	December 31, 2019
Working capital	$20,997,000	$22,115,000
Current ratio	3.15 to 1	2.85 to 1
Shareholders’ equity	$42,368,000	$46,506,000

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

LIQUIDITY AND CAPITAL RESOURCES - (Continued)

Credit facility

Our Credit Facility is discussed in Note 9 to the consolidated financial statements.

Payroll Protection Program Loan

On April 20, 2020, we received a $2.9 million PPP Loan, as provided pursuant to the CARES Act. This loan obtained from BNB Bank is unsecured and is guaranteed by the SBA. See Note 10 to the consolidated financial statements for further discussion.

Cash flows

During the nine-month period ended September 30, 2020; our net cash increased to $908,000 from $380,000 at December 31, 2019. Our total bank debt, which includes borrowings under the CARES Act, at September 30, 2020 was $5,262,000 compared to $5,648,000 at December 31, 2019. The total debt to total book capitalization (total debt divided by total debt plus equity); at September 30, 2020 was 11.0% compared to 10.8% at December 31, 2019.

At September 30, 2020, our short-term or Revolver borrowing was $2,333,000 compared to $5,648,000, at December 31, 2019. Additionally, at September 30, 2020 and December 31, 2019, there was approximately $11,800,000 and $9,200,000, respectively, available to us under the Revolver arrangement.

During the nine-month period ended September 30, 2020, we used $956,000 for capital expenditures, compared to $1,240,000 during the same period in the prior year. Capital expenditures for the balance of 2020 is expected to be approximately $100,000, some of which may be financed through our credit facilities with Capital One Bank or financed through independent third-party financial institutions. The remaining 2020 capital expenditures will likely be for machinery and equipment, tooling, and computer hardware and software.

Customer concentration

At September 30, 2020 and December 31, 2019, accounts receivable from The Home Depot was 39.2% and 27.2%, respectively, of our total accounts receivable. Additionally, revenue from The Home Depot during the three and nine-month periods ended September 30, 2020 and 2019 were 30.0% and 25.7%, and 21.8% and 20.8%, respectively, of our total revenue. There was no other customer that accounted for more than 10% of our consolidated revenue during the three and nine-month periods ended September 30, 2020 and 2019.

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

Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated, as of September 30, 2020, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of September 30, 2020, the Company’s management, including its CEO and CFO, concluded that the Company's disclosure controls and procedures were effective at that date.

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

There were no material changes to the risk factors previously disclosed in our 2019 Form 10-K, as amended by the risk factor set forth in Part II, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020.

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

P&F INDUSTRIES, INC.
(Registrant)

/s/ JOSEPH A. MOLINO, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: November 13, 2020	(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit

10.1	Second Modification Regarding Payroll Protection Program Consent, dated as of August 17, 2020 among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., ATSCO Holdings Corp, Jiffy Air Tool, Inc., Bonanza Properties Corp., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc., Hy-Tech Illinois, Inc. and Capital One, National Association, as lender and agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated August 17, 2020).

31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	* Interactive Data

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