Form 10-K
period 2020-12-31
P&F INDUSTRIES INC
filed 2021-03-26
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for the complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant, based on the last sale price on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $8,370,504. For purposes of this calculation, shares of Common Stock held by each executive officer and director have been excluded since those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 19, 2021, there were 3,181,286 shares of the registrant’s Class A Common Stock outstanding.

Documents Incorporated by Reference

Part III of this Annual Report on Form 10-K incorporates by reference information from the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2021.

P&F INDUSTRIES, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 made by or on behalf of P&F Industries, Inc., and subsidiaries (the “Company”). The Company and its representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission, such as this Annual Report on Form 10-K (“Report”), and in its reports to stockholders. Any statements made in the Report that are not historical or current facts may be deemed to be forward looking statements. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “would,” “could,” “should” and their opposites and similar expressions identify statements that constitute forward looking statements within the meaning of the Reform Act. Any forward-looking statements contained herein, including those related to the Company’s future performance, are based upon the Company’s historical performance and on current plans, estimates and expectations. Such forward looking statements are subject to various risks and uncertainties, including those risk factors described in Item 1A of Part I, “Risk Factors” of this Report, which may cause actual results to differ materially from the forward-looking statements. You are therefore cautioned against relying on any forward-looking statements. Forward looking statements speak only as of the date on which they are made, and the Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I

ITEM 1.	Business

P&F Industries, Inc., (“P&F”) is a Delaware corporation incorporated in 1963. P&F (together with its subsidiaries, the “Company”) conducts its business through a wholly-owned subsidiary, Continental Tool Group, Inc. (“Continental”), which in turn operates through its wholly-owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”). Exhaust Technologies Inc. (“ETI”), Universal Air Tool Company Limited (“UAT”) and Jiffy Air Tool, Inc. (“Jiffy”), are all wholly-owned subsidiaries of Florida Pneumatic. The business of Air Tool Service Company (“ATSCO”) operates through a wholly-owned subsidiary of Hy-Tech. In October 2019, the Company through a wholly owned subsidiary of Hy-Tech, acquired substantially all the operating assets comprising the businesses of Blaz-Man Gear, Inc. and Gear Products & Manufacturing, Inc., each an Illinois-based corporation that manufactured and distributed custom gears.

Florida Pneumatic

Florida Pneumatic imports and sells pneumatic hand tools, most of which are of its own design, primarily to the retail, automotive, aerospace, and industrial markets. Its products include sanders, grinders, drills, saws, and impact wrenches. These tools are similar in appearance and function to electric hand tools, but are powered by compressed air, rather than by electricity or battery. Air tools, as they are more commonly referred to generally offer better performance and weigh less than their electrical counterparts. Florida Pneumatic imports and/or manufactures approximately seventy-five types of pneumatic hand tools, most of which are sold at prices ranging from $50 to $1,000, under the names “Florida Pneumatic,” “Universal Tool”, “Jiffy Air Tool”, AIRCAT, NITROCAT, as well as under the trade names or trademarks of several private label customers. These products are sold to retailers, distributors, manufacturers and private label customers through in-house sales personnel and manufacturers’ representatives. The AIRCAT and NITROCAT brands of pneumatic tools are sold primarily to the automotive service and repair market (“automotive market”). Users of Florida Pneumatics’ hand tools include industrial maintenance and production staffs, do-it-yourself mechanics, professional automobile mechanics and auto body personnel. Jiffy manufactures and distributes pneumatic tools and components primarily to aerospace manufacturers.

 There are redundant supply sources for nearly all products purchased.

The primary competitive factors in the industrial and automotive pneumatic tool market are quality, breadth and availability of products, customer service, technical support, price, and brand name awareness. The primary competitive factors in the retail pneumatic tool market are price, service, and brand-name awareness. The primary competitive factors in the aerospace market are quality, technology, and service levels. Florida Pneumatics’ products are sold directly to the retailers, direct to customers and through distributors. Currently, there is minimal seasonality to Florida Pneumatics’ revenue.

Jiffy manufactures its own products in the United States. It sources its raw materials from various well-established suppliers throughout the United States. There are redundant sources for all materials. During 2020 of its purchased products, Florida Pneumatic sourced approximately 15% of its pneumatic tools from China, 18% come from Vietnam, and 65% from Taiwan with the balance from Japan, Europe and domestically. Florida Pneumatic performs final assembly on certain of its products at its factory in Jupiter, Florida.

Hy-Tech

Hy-Tech designs, manufactures, and distributes industrial tools, pneumatic systems, gearing, accessories, and a wide variety of replacement parts under various brands including ATP, Numatx, Thaxton and Power Transmission Group. These tools etc. are sold at prices ranging from $300 to $42,000.

Hy-Tech’s “Engineered Solutions” products are sold direct to Original Equipment Manufacturers (OEMs), and industrial branded products are sold through a broad network of specialized industrial distributors serving the power generation, petrochemical, aerospace, construction, railroad, mining, ship building and fabricated metals industries, among others. Hy-Tech works directly with its industrial customers, designing and manufacturing products from finished components to complete turnkey systems to be sold under their own brand names.

Hy-Tech’s “Power Transmission Group”, commonly referred to as “PTG”, produces spiral bevel and straight bevel gears along with a wide variety of other gearing. These products are sold directly to OEMs, end-users and gearbox repair companies. PTG works directly with its customers’ engineering departments to design or redesign gears or gearboxes to optimize a solution for functionality and manufacturability.

Nearly all of Hy-Tech brands are manufactured in the United States of America. Hy-Tech does distribute ATP branded impact sockets, striking wrenches and accessories imported from Italy and Asia.

The sales of Hy-Tech products through various channel and direct customers are managed by both direct sales personnel and a network of specialized manufacturer representatives. Further, its products are sold as standard off-the-shelf and also customized to be sold for customer specific specifications.

The business is not seasonal but may be subject to periodic outage and maintenance schedules in refineries, power generation and chemical plants. The value proposition for Hy-Tech’s products is quality, design engineering expertise, product availability, breadth of products, responsive customer service and readily available technical support.

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

Customers

The Company is not dependent on any one customer. During 2020 and 2019 it had one customer, The Home Depot, that accounted for 26.3% and 20.7%, respectively of its revenue. Other than the aforementioned, in 2020 and 2019, the Company did not have any customer that accounted for more than ten percent of its consolidated revenue.

Employees

The Company employed 134 full-time employees as of December 31, 2020. At various times during the year our operating units may employ seasonal or part-time help, as necessary. None of the Company’s employees are represented by a union.

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

Business and Operational Risks

•

Risks related to the global outbreak of COVID-19 and other public health crises. The Company faces risks related to pandemics, epidemics, and other public health crises, including the global outbreak of COVID-19, which has reached and disrupted areas in which the Company has operations, suppliers, customers and employees. The COVID-19 pandemic and actions taken by governments and others in response have resulted in, and may continue to cause, the slowdown of the businesses of certain of the Company’s customers and the closure of certain of the Company’s customers’ facilities which in turn has reduced and may continue to reduce demand for some of the Company’s products. Additionally, certain of the Company’s products and parts are manufactured overseas. During 2020, the COVID-19 pandemic had delayed supply from certain of the Company’s overseas suppliers. Should these delays reoccur, the Company would be unable to predict the ultimate duration of such disruptions in supply, whether products or parts from other suppliers will also be delayed, whether such disruptions will become material to the Company and whether, if necessary, the Company will be able to secure such products or parts from alternate suppliers on favorable terms or at all. Moreover, the Company may need to close certain of its facilities in response to the COVID-19 pandemic. The COVID-19 pandemic has also impacted the Company’s operations, including by causing many of its employees to work remotely or in shifts designed to minimize exposure. There is also a heightened risk that a significant portion of the Company’s workforce will suffer illness or otherwise not be permitted or be unable to work. The Company cannot predict whether any of these disruptions will continue or whether its operations will experience more significant or frequent disruptions in the future. Any measures the Company implements to mitigate these risks and disruptions may not be successful.

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

•

Customer concentration.   We have several key customers, one of which accounted for approximately 26.3% of our 2020 consolidated revenue and 38.0% of our consolidated accounts receivable on December 31, 2020. Loss of key customers or a material negative change in our relationships with our key customers could have a material adverse effect on our business, results of operations or financial position.

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

•

Market acceptance of products.   There can be no assurance that the market continues its acceptance of the products we introduced in recent years or will accept new products (including the introduction of products into new geographic markets) introduced or scheduled for introduction in 2021. There can also be no assurance that the level of sales generated from these new products or geographic markets relative to our expectations will materialize.

•

Competition.   The markets in which we sell our products are highly competitive based on price, quality, availability, post-sale service and brand-name awareness. Several competing companies are well-established manufacturers that compete on a global basis.

•	Price reductions. Price reductions in response to customer and competitive pressures, as well as price reductions or promotional actions taken in order to drive demand, could have a material adverse effect on our business, results of operations or financial position.

Industry and Economic Risks

•

Exposure to fluctuations in energy prices. Fluctuations in energy prices, including crude oil and gas prices, could negatively impact the activities of those of our customers involved in extracting, refining, or exploring for crude oil and gas, resulting in a corresponding adverse effect on the demand for the products that they purchase from us. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of, and demand for, oil and gas, market uncertainty and a variety of other economic factors that are beyond our control. Worldwide economic, political, and military events, including war, terrorist activity, events in the Middle East and initiatives by the Organization of the Petroleum Exporting Countries (OPEC), have contributed, and are likely to continue to contribute, to price and volume volatility. Such volatility could result in a material adverse effect on our business, results of operations or financial position.

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

•

Risks associated with Brexit. We have operations in the United Kingdom, and as a result, we face risks associated with the potential uncertainty and disruptions that may follow the U.K.’s exit from the European Union (“Brexit”), including with respect to volatility in exchange rates and interest rates and potential material changes to the regulatory regime applicable to our operations in the U.K. Brexit could adversely affect European or worldwide political, regulatory, economic or market conditions and could contribute to instability in global political institutions, regulatory agencies and financial markets. It is possible that Brexit will result in our U.K. operations becoming subject to materially different, and potentially conflicting, laws, regulations or tariffs which could require costly new compliance initiatives or changes to legal entity structures or operating practices. The ultimate effects of Brexit are yet to be known.

•

Adverse changes in currency exchange rates.   A majority of our products are manufactured outside the United States, a portion of which are purchased in the local currency. As a result, we are exposed to movements in the exchange rates of various currencies against the United States dollar which could have an adverse effect on our results of operations or financial position. We believe our most significant foreign currency exposures are the Taiwan dollar (“TWD”) and the Chinese Renminbi (“RMB”). Purchases from Chinese sources are made in U.S. dollars (“USD”). However, if the RMB were to be revalued against the dollar, there could be a significant negative impact on the cost of our products. Further, the reporting currency for our Consolidated Financial Statements is the USD. Certain of the Company’s assets, liabilities, expenses, and revenues are denominated in currencies other than the USD. In preparing our Consolidated Financial Statements, those assets, liabilities, expenses, and revenues are translated into USD at applicable exchange rates. Increases or decreases in exchange rates between the USD and other currencies affect the USD value of those items, as reflected in the Consolidated Financial Statements. Substantial fluctuations in the value of the USD could have a significant impact on the Company’s financial condition and results of operations.

•	Interest rates. Interest rate fluctuations and other capital market conditions could have a material adverse effect on our business, results of operations or financial position.

Financing Risks

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

•	Impairment of long-lived assets and goodwill. The inability to generate future cash flows sufficient to support the recorded amounts of goodwill, other intangible assets and other long-lived assets could result in future impairment charges.

Strategic Risks

•	Retention of key personnel. Our success depends to a significant extent upon the abilities and efforts of our key personnel. The loss of the services of any of our key personnel or our inability to attract and retain qualified personnel in the future could have a material adverse effect on our business, results of operations or financial position.

•	Acquisition of businesses. Part of our business strategy is to opportunistically acquire complementary businesses, which involve risks that could have a material adverse effect on our business, financial condition, and results of operations. These risks include:

•	Loss or significant decline in the revenue of customers of the acquired businesses;

•	Inability to successfully integrate the acquired businesses’ operations;

•	Inability to coordinate management and integrate and retain employees of the acquired businesses;

•	Difficulties in implementing and maintaining consistent standards, controls, procedures, policies, and information systems;

•	Failure to realize anticipated synergies, economies of scale or other anticipated benefits, or to maintain operating margins;

•	Strain on our personnel, systems and resources, and diversion of attention from other priorities;

•	Incurrence of additional debt and related interest expense;

•	Unforeseen or contingent liabilities of the acquired businesses; and

•	Large write-offs or write-downs, or the impairment of goodwill or other intangible assets.

Legal, Regulatory and Compliance Risks

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

•	Litigation and insurance. The effects of litigation and product liability exposure, as well as other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission and our public announcements could have a material adverse effect on our business, results of operations or financial position. Further, while we maintain insurance policies to protect against most potential exposures, events may arise against us for which we may not be adequately insured.

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

•	Business disruptions or other costs associated with information technology, cyber-attacks, system implementations, data privacy, or catastrophic losses. We rely heavily on computer systems to manage and operate our businesses, and record and process transactions. Computer systems are important to production planning, customer service and order fulfillment among other business-critical processes. Consistent and efficient operation of the computer hardware and software systems is imperative to the successful sales and earnings performance. Despite efforts to prevent such situations, and loss control and risk management practices that partially mitigate these risks, our systems may be affected by damage or interruption from, among other causes, fire, natural disasters, power outages, system failures or computer viruses. Computer hardware and storage equipment that is integral to efficient operations, such as e-mail, telephone, and other functionality, is concentrated in certain physical locations in which we operate. Additionally, we rely on software applications and enterprise cloud storage systems and cloud computing services provided by third-party vendors, and our business may be adversely affected by service disruptions or security breaches in such third-party systems. Security threats and sophisticated computer crime pose a potential risk to the security of our information technology systems, cloud storage systems, networks, services, and assets, as well as the confidentiality and integrity of some of our customers' data. If we suffer a loss or disclosure of business or stakeholder information due to security breaches, including as a result of human error and technological failures, and business continuity plans do not effectively address these issues on a timely basis, we may suffer interruptions in our ability to manage operations as well as reputational, competitive, or business harm, which may adversely impact our results of operations and financial condition.

The risk factors described above are not intended to be all-inclusive. There can be no assurance that we have correctly identified and appropriately assessed all factors affecting our business or that the publicly available and other information with respect to these matters is complete and correct. Furthermore, the headings under which the risk factors are arranged are not necessarily exclusive, and all of the risk factors should be read in their entirety. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact us. Should any risks and uncertainties develop into actual events, these developments could have a material adverse effect on our business, results of operations or financial position.

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.     Properties

In June 2019, Florida Pneumatic entered into a lease for approximately 42,000 square feet in a facility located in Jupiter, Florida, which houses its corporate offices and warehouse. This lease is for a five-year period which can be reduced by up to one year upon twelve months’ notice by either party. Its UAT subsidiary leases a 3,100 square foot facility in High Wycombe, United Kingdom. This facility houses UAT’s warehouse / distribution, as well as its office needs. This lease was renewed in 2019, for a five-year period and contains a five-year renewal clause.

Jiffy’s operation is located in Carson City, Nevada in a 17,500 square foot facility owned by another subsidiary of Florida Pneumatic.

Hy-Tech owns a 51,000 square foot plant facility located in Cranberry Township, Pennsylvania. Hy-Tech also leased a 13,200 square foot facility located in Punxsutawney, Pennsylvania. In April 2020, the Company negotiated terms to vacate these premises, and relocated its Punxsutawney operations into a 42,000 square foot facility it had leased in 2019. This lease expires in October 2024 and has two three-year options to renew the lease.

The Company leases its executive office of approximately 5,000 square feet located in an office building in Melville, New York. This lease expires in August 2022. The Company has an option to exit the lease giving twelve months’ notice.

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

None.

PART II

ITEM 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common Stock (“Common Stock”) trades on the Nasdaq Global Market under the symbol PFIN. The ranges of the high and low closing sales prices for our Common Stock during the last two years were as follows:

2020	High	Low
First Quarter	$7.27	$4.41
Second Quarter	5.50	4.10
Third Quarter	5.10	4.16
Fourth Quarter	6.05	4.15

2019	High	Low
First Quarter	$8.66	$7.56
Second Quarter	8.62	8.00
Third Quarter	8.31	6.37
Fourth Quarter	7.50	6.24

As of March 19, 2021, there were approximately 520 holders of record of our Common Stock and the closing sale price of our stock as reported by the Nasdaq Global Market was $6.43.

The Company’s Board of Directors approved a dividend policy under which the Company intends to declare a cash dividend to its stockholders in the amount of $0.20 per share per annum, payable in equal quarterly installments. In conjunction therewith, the Company’s Board of Directors declared a cash dividend of $0.05 per share to stockholders in February 2020 and four quarterly cash dividends in 2019. Due primarily to the negative impacts of the ongoing COVID-19 global pandemic, the Company’s Board of Directors suspended its cash dividend commencing with the second quarter of 2020.

At the present time, the Company has not made any definitive determination as to whether or not it will declare and pay cash dividends in 2021. The Company’s Board of Directors will take into account such factors as the Company’s financial condition, results of operations, capital requirements and other factors it deems necessary in deciding whether to reinstate the issuance of quarterly dividends.

ITEM 6.     Selected Financial Data

Not required.

ITEM 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

KEY INDICATORS

Economic Measures

Much of our business is driven by the ebbs and flows of the general economic conditions in both the United States and, to a lesser extent, abroad. We focus on a wide array of customer types including, but not limited to large retailers, aerospace manufacturers, large and small resellers of pneumatic tools and parts, and automotive related customers. We tend to track the general economic conditions of the United States, industrial production, and general retail sales.

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

Operating Measures

Key operating measures we use to manage our operations are orders; shipments; development of new products; customer retention; inventory levels and productivity. These measures are recorded and monitored at various intervals, including daily, weekly, and monthly. To the extent these measures are relevant, they are discussed in the detailed sections below.

Financial Measures

Key financial measures we use to evaluate the results of our business include various revenue metrics; gross margin; selling, general and administrative expenses; earnings before interest and taxes; earnings before interest, taxes, depreciation, and amortization; operating cash flows and capital expenditures; return on sales; return on assets; days sales outstanding and inventory turns. These measures are reviewed at monthly, quarterly, and annual intervals and compared to historical periods as well as to established objectives. To the extent that these measures are relevant, they are discussed in detail below.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Certain of these accounting policies require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities, revenue and expenses. On an ongoing basis, we evaluate our estimates pertaining to such matters as bad debts, inventory reserves, goodwill and intangible assets, warranty reserves, sales discounts, and taxes. We base our estimates on historical data and experience, when available, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions.  Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the Consolidated Financial Statements in future periods. Actual results may differ from these estimates.

We consider the following policies and estimates to be the most critical in understanding the judgments that are involved in the preparation of the Company’s Consolidated Financial Statements and the uncertainties that could impact the Company’s financial position, results of operations and cash flows.

Revenue Recognition

Our accounting policy relating to revenue recognition reflects the impact of the adoption of Accounting Standards Codification, (“ASC”) 606 Revenue from Contracts with Customers ("ASC 606"), which is discussed further in our Notes to our Consolidated Financial Statements. As a result of our adoption of ASC 606, we record revenue based on a five-step model. We sell our goods on terms that transfer title and risk of loss at a specified location, which may be our warehouse, destination designated by our customer, port of loading or port of discharge, depending on the final destination of the goods. Other than standard product warranty provisions, our sales arrangements provide for no other post-shipment obligations. We offer rebates and other sales incentives, promotional allowances, or discounts to certain customers, typically related to purchase volume, and are classified as a reduction of revenue and recorded at the time of sale, using the most likely amount approach. We periodically evaluate whether an allowance for sales returns is necessary. Historically, we have experienced minimal sales returns. If we believe there are material potential sales returns, we will provide the necessary provision against sales.

 Performance obligations underlying our core revenue sources remain substantially unchanged. Our revenue is generated through the sale of finished products and is recognized at the point in time when merchandise is transferred to the customer with a fixed payment due generally within 30 to 90 days, and in an amount that considers the impacts of estimated allowances. Further, we have made a policy election to account for shipping and handling activities that occur after the customer has obtained control of the products as fulfillment costs rather than as an additional promised service. This election is consistent with our prior policy, and therefore the adoption of ASC 606 relating to shipping and handling activities did not have any impact on our financial results. There are no other performance obligations as of December 31, 2020.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. We sell our products to retailers, distributors, OEMs and end-users involved in a variety of industries. We perform continuing credit evaluations of our customers’ financial condition, and although we generally do not require collateral, letters of credit may be required from customers in certain circumstances. Management reviews accounts receivable to determine if any receivables will potentially be uncollectible. Factors considered in the determination include, among other factors, number of days an invoice is past due, customer historical trends, available credit ratings information, other financial data, and the overall economic environment. Collection agencies may also be utilized if management so determines.

We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. We also may record as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and our assessment of the general financial conditions affecting our customer base. If actual collection experience changes, revisions to the allowance may be required. We have a limited number of customers with individually large amounts due at any given consolidated balance sheet date. Further, any unanticipated change in the creditworthiness of any of our customers could have a material effect on our results of operations in the period in which such changes or events occur. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. Based on the information available, we believe that our allowance for doubtful accounts as of December 31, 2020 and 2019 were adequate. However, actual write-offs in future periods could exceed the recorded allowance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill is tested for impairment at the reporting unit level on an annual basis. This test is performed as of the last day in November, or more frequently if we believe indicators of impairment might exist. The Company considered its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test. In evaluating goodwill for impairment, we first assessed qualitative factors to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount. Qualitative factors considered included, for example, macroeconomic and industry conditions, overall financial performance, and other relevant entity-specific events. If we bypassed the qualitative assessment, or concluded that it was more likely than not that the fair value of a reporting unit was less than its carrying value, we then performed a quantitative goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any. If the carrying value of the reporting unit’s goodwill exceeded the implied fair value of the goodwill, an impairment loss was recognized in the amount of that excess, not to exceed the carrying amount of goodwill. See Note 1 – Summary of Significant Accounting Policies in Notes to our Consolidated Financial Statements for further information.

Intangible assets represent trademarks, customer agreements and patents related to our brands. Finite-lived intangible assets are amortized on a straight-line basis over the estimated useful lives of the assets. Indefinite-lived intangible assets are not amortized, but instead are subject to impairment evaluation. This test is performed as of the last day in November, or more frequently if we believe indicators of impairment might exist through the use of discounted cash flow models. Assumptions used in our discounted cash flow models include: (i) discount rates; (ii) projected annual revenue growth rates; and (iii) projected long-term growth rates. Our estimates also factor in economic conditions and expectations of management, which may change in the future based on period-specific facts and circumstances.  Other intangibles with determinable lives, including certain trademarks, customer agreements and patents, are evaluated for the possibility of impairment when certain indicators are present, and are otherwise amortized on a straight-line basis over the estimated useful lives of the assets (currently ranging from 3 to 20 years).

When conducting our impairment assessment of indefinite-lived intangible assets, we initially perform a qualitative evaluation of whether it is more likely than not that the asset is impaired. If it is determined by a qualitative evaluation that it is more likely than not that the asset is impaired, we then test the asset for recoverability. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to its future discounted net cash flows. If the carrying amount of such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

We file a consolidated Federal tax return. P&F and certain of its subsidiaries file combined tax returns in New York, California, Illinois, and Texas. All subsidiaries, other than UAT, file other state and local tax returns on a stand-alone basis. UAT files an income tax return with the taxing authorities in the United Kingdom.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while other positions are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more likely than not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as income taxes in the consolidated statements of operations and comprehensive (loss) income.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

During 2020, significant factors that impacted our results of operations were the:

•	Ongoing negative impact of the COVID-19 pandemic on revenue and income;

•	Ongoing production slow-down by Boeing of its 737 MAX aircraft, as well as significant reductions in activity at other commercial and military aerospace manufacturing facilities; and

•	Continued weakness in oil and gas exploration.

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

For a portion of 2020, the COVID-19 pandemic impacted our ability to source certain of our products, particularly with respect to factories that we utilize located in China and Italy; however, we do not believe that this is likely to have a material negative impact on our results for the foreseeable future.

The impact of the COVID-19 virus and the resultant global economic down-turn, has had a material impact on our results during 2020. In March 2020, nearly all of the United States, United Kingdom and much of Europe, had ordered non-essential businesses to stop physical operations and ordered its residents to remain home or “shelter-in-place” in order to attempt to control the impact of this pandemic. In addition, many businesses are restricting visits from vendors thus impeding demand. Fortunately, we were able to continue our operations at all of our facilities. While these controls were lifted in the United Sates and many countries abroad, a number of major European nations and the United Kingdom reinstated “lock-downs” in late 2020 and early 2021. We believe that until this pandemic subsides, where hospitalizations and deaths have declined significantly, it is likely our results will continue to be negatively affected.

BOEING/AEROSPACE

The Federal Aviation Administration (“FAA”) and the European Union Aviation Safety Agency (“EASA”) have lifted the grounding of the 737 MAX. However, production is still very limited due to the inventory at Boeing and the reluctance of airlines to accept deliveries due to weak air travel demand. This will likely continue to have an adverse effect on our revenue. In addition, production of military and other commercial aircraft throughout the industry has slowed as well due to the ongoing global COVID-19 pandemic. However, we believe when all other commercial and military production lines throughout the United States come back online, an increase in our revenue should follow.

OIL AND GAS

We believe the primary factor contributing to the significant decline occurring in early 2020 in the price of oil worldwide was the COVID-19 pandemic. The profitability of crude oil production generally declines as prices fall. As a result, as prices dropped in 2020, production slowed dramatically worldwide.  This activity is most easily measured by analyzing the number of active rotary rigs. The number of active rotary oil rigs according to Baker Hughes, Inc. as of December 31, 2020, has declined by approximately 60% or more, from a year ago.  Additionally, while not as large a market for our products, the natural gas rig count is down approximately 34%, when comparing the data for same two dates.  Until these counts return to pre-pandemic levels, we will continue to be impacted negatively.

TECHNOLOGIES

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

TRENDS AND UNCERTAINTIES

OTHER MATTERS

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

RESULTS OF OPERATIONS

2020 compared to 2019

REVENUE

The tables set forth below provide an analysis of our revenue for the years ended December 31, 2020 and 2019.

Consolidated

	Year Ended December 31,
	2020		2019		Decrease
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Florida Pneumatic	$38,276,000	77.9%	$43,357,000	73.9%	$(5,081,000)	(11.7)%
Hy-Tech	10,860,000	22.1	15,317,000	26.1	(4,457,000)	(29.1)
Total	$49,136,000	100.0%	$58,674,000	100.0%	$(9,538,000)	(16.3)%

Florida Pneumatic

Florida Pneumatic markets its air tool products to four primary sectors within the pneumatic tool market; Retail, Automotive, Aerospace, and Industrial. It also generates revenue from its Berkley products line, as well as a line of air filters and other OEM parts (“Other”).

	Year Ended December 31,
	2020		2019		(Decrease) increase
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Automotive	$13,270,000	34.7%	$14,800,000	34.1%	$(1,530,000)	(10.3)%
Retail	12,940,000	33.8	12,467,000	28.8	473,000	3.8
Aerospace	8,087,000	21.1	10,513,000	24.2	(2,426,000)	(23.1)
Industrial	3,481,000	9.1	4,969,000	11.5	(1,488,000)	(29.9)
Other	498,000	1.3	608,000	1.4	(110,000)	(18.1)
Total	$38,276,000	100.0%	$43,357,000	100.0%	$(5,081,000)	(11.7)%

The Boeing Corporation is a major customer of Jiffy. The continued grounding and minimal production of Boeing’s 737 MAX and reduced production of other Boeing aircraft was the major factor driving the decline in Florida Pneumatic’s 2020 revenue, when compared to 2019 revenue. Additionally, we believe that the limited air travel caused by the COVID-19 pandemic forced many of our other aircraft customers to reduce their 2020 order levels. Further, military aircraft production declined, we believe due to constraints placed in manufacturing facilities caused by the pandemic. Although the FAA has recently lifted the “No Fly” ruling it imposed on all Boeing 737 MAX aircraft, recently allowing it to begin flights in the United States, we believe it will take several months for the Boeing Corporation to increase its manufacturing of its 737 MAX aircraft to a volume that will require our Jiffy tools. Our Industrial product line has also encountered lower revenue this year, compared to 2019, due primarily to the business interruptions caused by global effects of the COVID-19 pandemic, as our ability to travel has resulted in little to no direct interaction with current or prospective customers. Automotive revenue also declined when comparing full year 2020 and 2019 results.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

REVENUE – Florida Pneumatic - Continued

The key drivers to this decline were weak sales at our U.K. operations, which in turn was due we believe to limited travel caused by the pandemic, and the loss of a major distributor in the U.S. A portion of this decline was offset with higher gross margin sales to other distributors. After an increase in Retail revenue during the first quarter of 2020, the pandemic adversely affected revenue during the second quarter of 2020, then improved again during the last six months of 2020. The improvement that occurred during the second half of 2020 was driven primarily from the sale of spray guns (used to apply anti-viral and anti-bacterial solution) and, to a lesser extent, growth in other pneumatic tools.

Hy-Tech

Hy-Tech designs, manufactures, and sells a wide range of industrial products under the brands ATP and ATSCO which are categorized as ATP for reporting purposes. In addition to Engineered Solutions, products and components manufactured for other companies under their brands are included in the OEM category in the table below. Power Transmission Group (“PTG”) revenue is comprised of products manufactured and sold by the gear businesses that were acquired in October 2019, products sold through Hy-Tech’s legacy gear manufacturing division and products sold to a certain customer whose revenue was included in OEM in 2019. NUMATX, Thaxton and other peripheral product lines, such as general machining, are reported as Other.

	Year Ended December 31,
	2020		2019		(Decrease) increase
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
OEM	$4,272,000	39.4%	$6,790,000	44.3%	$(2,518,000)	(37.1)%
PTG	3,326,000	30.6	1,475,000	9.6	1,851,000	125.5
ATP	2,796,000	25.7	6,290,000	41.1	(3,494,000)	(55.5)
Other	466,000	4.3	762,000	5.0	(296,000)	(38.8)
Total	$10,860,000	100.0%	$15,317,000	100.0%	$(4,457,000)	(29.1)%

The decline in Hy-Tech’s total net revenue for the fiscal year 2020, compared to 2019, was primarily due to the following key factors: the global COVID-19 pandemic; the severe downturn of the oil and gas market, and certain key customers that were in inventory over-stock positions and unable or unwilling to place orders during 2020, at similar levels to 2019. Additionally, our OEM revenue was adversely affected by significant declines in orders during the third quarter of 2020, compared to the same period in 2019, from a major customer that services the aerospace market, which as discussed elsewhere, encountered weak demand for new aircraft. Specifically, we believe that our ATP products offering is likely to continue to struggle due to among other things, the ongoing sluggishness of the price of oil and natural gas, which in turn inhibits exploration and drilling. The oil and gas sector in the United States has been hindered by the downward pricing pressure caused by among other things, excess supply, and ripple effects from the pandemic. This is evidenced by the significant decline in drilling rigs, which is a metric that we monitor. According to Baker Hughes Inc., the average number of rotary rigs in operation during 2020 were 433, compared to 943 during 2019. As such, early in 2020 we made a decision to focus a greater portion of our product development and marketing efforts on our Engineered Solutions and to a lesser extent PTG products offering. We believe the development of the Engineered Solutions and PTG product offerings should provide Hy-Tech an opportunity to generate new, additional sources of revenue in the future. Additionally, we believe that the inability to travel, due to restrictions put in place as the result of the pandemic, greatly reduced direct interaction with current and potential customers was a significant factor in the decline in revenue in all product categories, particularly OEM. Further, as noted above, certain OEM customers who were active in 2019, did not place orders in 2020. Partially offsetting the above, our PTG line, driven by the acquisition in late 2019, saw its revenue improve. However, the transition and relocation from their former Illinois locations to our facility in Punxsutawney, Pennsylvania and the ongoing negative effects of the COVID-19 pandemic, resulted in lower than projected PTG revenue and profits during 2020. Reductions in staff, marketing and product development are the key factors in the reduction on Hy-Tech’s Other lines.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

GROSS MARGIN

	Year Ended December 31,		Decrease
	2020	2019	Amount		%
Florida Pneumatic	$14,022,000	$17,058,000	$(3,036,000)		(17.8)%
As percent of respective revenue	36.6%	39.3%	(2.7	) % pts
Hy-Tech	$171,000	$3,900,000	$(3,729,000)		(95.6)%
As percent of respective revenue	1.6%	25.5%	(23.9	) % pts
Total Tools	$14,193,000	$20,958,000	$(6,765,000)		(32.3)%
As percent of respective revenue	28.9%	35.7%	(6.8	) % pts

A significant factor causing the 2.7 percentage point decline in Florida Pneumatic’s gross margin is the under absorption of manufacturing overhead at Jiffy, due to lower Aerospace revenue, which as discussed earlier was due to travel and visitation restrictions caused by the COVID-19 pandemic and the halt in production of Boeing’s 737 MAX aircraft and other commercial and military sales. Additionally, its gross margin declined due to product/customer mix. Specifically, there was a nearly 30 percent decline in Industrial and Automotive revenue sectors when comparing 2020 to 2019, both of which have higher gross margin than other product lines, compounded with an increase in Retail revenue, which tends to generate lower gross margin.

The decline in Hy-Tech’s gross margin was the result of several factors. We believe this significant decline was directly corelated to the global pandemic and economic down turn. With major travel constraints imposed due to the COVID-19 global pandemic, Hy-Tech’s revenue was greatly impacted, which lead to Hy-Tech encountering a reduction in machine hours, which resulted in significant under absorption of their manufacturing overhead. Specifically, when comparing full year 2020 to 2019, total machine hours declined approximately 35%. Hy-Tech’s total gross margin was also negatively impacted by the general mix of products sold during the year. During the second quarter of 2020, Hy-Tech recorded an unfavorable physical inventory adjustment. Additionally, it incurred an increase in charges relating to obsolete, slow moving inventory (“OSMI”) which also negatively impacted Hy-Tech’s overall gross margin. Further, primarily occurring during the first half of 2020, Hy-Tech’s total gross margin was impacted by lower than expected gross margin on the sale of PTG products, due primarily to start-up issues in the new facility during this period. Lastly, Hy-Tech incurred increased duty charges on certain imported parts and increased costs incurred from outside vendors due to smaller batch sizes for certain manufacturing processes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses (“SG&A”) include salaries and related costs, commissions, travel, administrative facilities, communications costs and promotional expenses for our direct sales and marketing staff, administrative and executive salaries, and related benefits, legal, accounting, and other professional fees as well as general corporate overhead and certain engineering expenses.

Our SG&A during 2020 declined to $19,367,000, from $21,869,000 in 2019. A significant component of the net decrease of approximately $2.5 million was a reduction of $1,434,000 in compensation expenses, which is comprised of base salaries and wages, accrued performance-based bonus incentives and associated payroll taxes and employee benefits. The elimination of 2020 corporate bonuses, and to a much lesser extent, staff reductions and significant reductions of subsidiary bonuses also contributed to the reduction in our 2020 SG&A. Additionally, our variable expenses, which consist of operating costs such as travel and entertainment, commission, warranty, advertising, and freight out, decreased $956,000, primarily due to travel and business constraints caused by the COVID-19 pandemic. Additionally, non-cash impairment charges that were reported in 2019 did not reoccur in 2020, thus resulting in a $221,000 expense reduction. Depreciation and general corporate expenses declined $128,000 and $81,000, respectively. The decrease in depreciation was due primarily to the sale in 2019 of the Jupiter, Florida facility. Partially offsetting the above decreases was an increase of $237,000 in professional fees and consulting costs. The relocation of the gear businesses during the first and second quarters of 2020 and temporary staffing were the primary factors. Lastly, our rent expense increased $55,000, as Florida Pneumatic now rents a portion of the facility it sold.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

GOODWILL AND INTANGIBLE ASSETS IMPAIRMENT

During the second quarter of 2020, we recorded goodwill and intangible asset impairment charges totaling $1,612,000, with $284,000 related to goodwill and $1,328,000 related to customer relationships, patents, and trade name. See Note 6 – Goodwill and other intangible assets to the consolidated financial statements for additional information.

OTHER INCOME

In connection with the Gears Acquisition, (See Note 2 – Acquisition-2019), there was the possibility that we could pay additional consideration (“contingent consideration”) to the sellers if certain inventory components were sold during the two-year period commencing on the date of acquisition. At the time of the acquisition we believed, based on a range of possible outcomes, that it was more likely than not, that items within this inventory group would be sold, and accordingly included in the purchase price a contingent consideration obligation of $64,000. In January 2021, we and the sellers agreed to settle this obligation for $12,000. As such, we reduced the contingent consideration payable by $52,000 and recorded a like amount as Other Income.

During 2020 we received grants totaling $53,000 at our United Kingdom operation from Her Majesty’s Government, which is not required to be repaid.

INTEREST EXPENSE – NET

	Year Ended December 31,		(Decrease) Increase
	2020	2019	Amount	%
Interest expense attributable to:
Short-term borrowings	$106,000	$167,000	$(61,000)	(36.6)%
PPP loan	18,000	---	18,000	NA
Term loans	---	9,000	(9,000)	(100.0)
Amortization expense of debt issue costs	16,000	22,000	(6,000)	(27.3)

Total	$140,000	$198,000	$(58,000)	(29.3)%

The reduction in short-term borrowings interest expense was due primarily to lower average borrowings in 2020, compared to the average borrowing levels in the prior year. The reduction in short-term borrowings were driven by reduced inventory and accounts receivable levels. As we have not received forgiveness from the Small Business Administration relating to our Payroll Protection Program Loan (“PPP”), discussed in Note 7 – Debt, we accrued $18,000. The Term loan interest in 2019 related to a loan that was fully paid during 2019. Lastly, we and our bank amended the Credit Agreement in February 2019. The debt issue costs associated with such amendment, are significantly lower than the costs associated with the expiring Credit Agreement. As such, the amortization of debt issue costs during 2020 declined compared to the prior year.

INCOME TAX EXPENSE

The 2020 provision for income taxes was a benefit of $1,901,000 compared to a tax expense of $1,797,000 in 2019. Significant factors impacting 2020’s net effective tax benefit rate of 27.7% were the enactment of the Coronavirus Aid, Relief, and Economic Security Act, non-deductible permanent differences, state and local taxes. The net effective tax rate for 2019 was 26.8%. See Note 11 – Income Taxes to our Consolidated Financial Statements for further discussion.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

We monitor such metrics as days’ sales outstanding, inventory requirements, accounts payable and capital expenditures to project liquidity needs, as well as evaluate return on assets. Our primary sources of funds are operating cash flows and our Revolver Loan (“Revolver”) with our bank.

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	December 31,
	2020	2019
Working capital	$21,258,000	$22,115,000
Current ratio	3.57 to 1	2.92 to 1
Shareholders’ equity	$41,538,000	$46,506,000

Credit facility

Our Credit Facility is discussed in detail in Note 7 to our consolidated financial statements.

The average balance of short-term borrowings during the years ended December 31, 2020 and 2019 were $4,042,000 and $4,253,000, respectively.

We believe that should a need arise whereby the current credit facility is insufficient; we can obtain additional funds based on the value of our real property.

Payroll Protection Program Loan (“PPP”)

On April 20, 2020, we received a $2.9 million PPP loan, as provided pursuant to the CARES Act. This loan was obtained from BNB Bank is unsecured and is guaranteed by the SBA. See Note 8 – CARES Act to our consolidated financial statements for further discussion.

Cash Flows

At December 31, 2020, cash provided by operating activities for the year was $3,047,000, compared to cash used in operating activities for the year ended December 31, 2019 of $2,514,000. At December 31, 2020, our cash balance was $904,000, compared to $380,000 at December 31, 2019. Cash at our UAT subsidiary at December 31, 2020 and 2019 was $335,000 and $85,000, respectively. We operate under the terms and conditions of the Credit Agreement. As a result, all domestic cash receipts are remitted to Capital One lockboxes.

Our total debt to total book capitalization (total debt divided by total debt plus equity) at December 31, 2020 was 9.4%, compared to 10.8% at December 31, 2019.

We believe as a result of operations and working capital needs due to anticipated growth, we will likely be required to increase our borrowings from our Revolver during 2021.

Capital spending during the year ended December 31, 2020 was $1,104,000, compared to $1,524,000 in 2019. Capital expenditures currently planned for 2021 are approximately $1,100,000, which we expect will be financed through the Credit Facility. The major portion of these planned capital expenditures will be for new metal cutting equipment, tooling and information technology hardware and software.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

On February 11, 2020, our Board of Directors, in accordance with its dividend policy, declared a quarterly cash dividend of $0.05 per common share, which was paid on February 28, 2020, to shareholders of record at the close of business on February 24, 2020. The total amount of this dividend payment was approximately $157,000. Additionally, our Board of Directors did not issue any further dividends in 2020. As relates to declarations and payments of dividends in the future, the Board of Directors will continue to monitor several factors, which includes such things as our overall financial condition, results of operations, capital requirements and other factors our board may deem relevant.

At December 31, 2020, we had $8,530,000 of open purchase order commitments, compared to $4,871,000 at December 31, 2019.

Customer concentration

At December 31, 2020, The Home Depot (“THD”) accounted for 26.3% of our consolidated revenue, compared to 20.7% of 2019’s revenue. Further, accounts receivable at December 31, 2020 and 2019 from THD were 38.0% and 27.2%, respectively. There was no other customer that accounted for more than 10% of revenue or accounts receivable in 2020 or 2019.

IMPACT OF INFLATION

We believe that the effects of changing prices and inflation on our consolidated financial position and our results of operations have been minimal.

Recently Adopted Accounting Pronouncements

Please refer to Note 1, Summary of Significant Accounting Policies, to the Notes to Consolidated Financial Statements included elsewhere in this report for a discussion of recently adopted accounting pronouncements and new accounting pronouncements that may impact us.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Required

ITEM 8. Financial Statements and Supplementary Data

P&F INDUSTRIES, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of P&F Industries, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of P&F Industries, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related consolidated notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill and Indefinite Lived Intangibles (Note 1 and Note 6 to the Consolidated Financial Statements)

Critical Audit Matter

As disclosed in the consolidated financial statements, goodwill and indefinite lived intangibles are tested for impairment annually at the reporting unit level on November 30 unless an interim test is required due to the presence of indicators that goodwill and indefinite lived intangibles may be impaired. Significant judgment is exercised by management in determining if impairment is present and at what amount. As a part of this determination, significant estimation is required to determine the fair value of each reporting unit. Fair value is estimated by management based on an income approach using a discounted cash flow model. In particular, the fair value estimates are sensitive to significant assumptions such as the operating performance projections, terminal growth rate, industry factors, and discount rates.

Given these factors, the related audit effort in evaluating management’s judgments evaluating existence and measurement of any material impairment of goodwill and indefinite lived intangibles was extensive and required a high degree of auditor judgment.

How Our Audit Addressed the Critical Audit Matter

Our principal audit procedures related to the Company’s annual goodwill and indefinite lived intangibles impairment test included the following, among others:

•	We gained an understanding of and tested the Company’s process to estimate future cashflows, including methods, data, and significant assumptions used in developing the discounted cashflow analysis as well as the completeness and accuracy of the underlying data used by the Company in its analyses;
•	We evaluated significant judgments made by management, including the identification of two reporting units along with a separate unit to capture the corporate overhead;
•	We evaluated management’s ability to estimate future cash flows, including projected revenues, by performing a retrospective review of select Company historical cash flow forecasts;
•	We evaluated management’s projected revenues and cash flows by comparing the projections to the underlying business strategies and growth plans and performed a sensitivity analysis related to the key inputs to projected cash flows, including revenue growth rates, to evaluate the changes in the fair value of the reporting unit that would result from changes in assumptions;
•	With the assistance of our firm’s valuation professionals with specialized skills and knowledge in valuation methods and models, we tested the Company’s discounted cash flow models, including certain assumptions including the terminal value and discount rates; and
•	We evaluated management’s reconciliation of the fair value measurements per the individual reporting units discounted cash flows to the Company’s market capitalization.

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2008.

Jericho, New York

March 26, 2021

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS

Cash	$904,000	$380,000
Accounts receivable — net	7,468,000	9,313,000
Inventories	18,362,000	22,882,000
Prepaid expenses and other current assets	2,806,000	1,497,000
TOTAL CURRENT ASSETS	29,540,000	34,072,000

PROPERTY AND EQUIPMENT
Land	507,000	507,000
Buildings and improvements	3,544,000	3,303,000
Machinery and equipment	25,673,000	25,059,000
	29,724,000	28,869,000
Less accumulated depreciation and amortization	20,329,000	18,760,000
NET PROPERTY AND EQUIPMENT	9,395,000	10,109,000

GOODWILL	4,449,000	4,726,000

OTHER INTANGIBLE ASSETS — net	6,226,000	8,259,000

DEFERRED INCOME TAXES — net	226,000	216,000

RIGHT-OF-USE ASSETS – OPERATING LEASES	3,281,000	3,859,000

OTHER ASSETS — net	250,000	502,000

TOTAL ASSETS	$53,367,000	$61,743,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES

Short-term borrowings	$1,374,000	$5,648,000
Accounts payable	2,199,000	1,843,000
Accrued compensation and benefits	525,000	2,019,000
Accrued other liabilities	1,354,000	1,568,000
Current leased liabilities – operating leases	847,000	879,000
Current maturities of long-term debt (PPP loan)	1,983,000	—
TOTAL CURRENT LIABILITIES	8,282,000	11,957,000

Non-current leased liabilities – operating leases	2,474,000	3,070,000
Long-term debt, less current maturities (PPP loan)	946,000	—
Other liabilities	127,000	210,000

TOTAL LIABILITIES	11,829,000	15,237,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common Stock:
Class A - $1 par; authorized - 7,000,000 shares; issued – 4,428,000 at December 31, 2020 and 4,416,000 at December 31, 2019	4,428,000	4,416,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	14,144,000	14,056,000
Retained earnings	33,756,000	38,867,000
Treasury stock, at cost – 1,273,000 shares at December 31, 2020 and December 31, 2019	(10,213,000)	(10,213,000)
Accumulated other comprehensive loss	(577,000)	(620,000)

TOTAL SHAREHOLDERS’ EQUITY	41,538,000	46,506,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$53,367,000	$61,743,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Years ended December 31,
	2020	2019
Net revenue	$49,136,000	$58,674,000
Cost of sales	34,943,000	37,716,000
Gross profit	14,193,000	20,958,000
Selling, general and administrative expenses	19,367,000	21,869,000
Impairment of goodwill and other intangible assets	1,612,000	—
Operating loss	(6,786,000)	(911,000)
Other income	106,000	—
(Loss) gain on sale of fixed assets	(35,000)	7,817,000
Interest expense	(140,000)	(198,000)
(Loss) income before income taxes	(6,855,000)	6,708,000
Income tax benefit (expense)	1,901,000	(1,797,000)
Net (loss) income	$(4,954,000)	$4,911,000

Basic (loss) earnings per share	$(1.57)	$1.53
Diluted (loss) earnings per share	$(1.57)	$1.51

Weighted average common shares outstanding:
Basic	3,149,000	3,207,000
Diluted	3,149,000	3,262,000

Net (loss) income	$(4,954,000)	$4,911,000
Other comprehensive income - foreign currency translation adjustment	43,000	52,000
Total comprehensive (loss) income	$(4,911,000)	$4,963,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

		Class A Common Stock, $1 Par		Additional paid-in	Retained	Treasury stock		Accumulated other comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	(loss) income
Balance, January 1, 2019	$45,535,000	4,410,000	$4,410,000	$13,904,000	$34,588,000	(816,000)	$(6,695,000)	$(672,000)

Net income	4,911,000	—	—	—	4,911,000	—	—	—

Restricted Common Stock compensation	52,000	6,000	6,000	46,000	—	—	—	—

Stock - based compensation	106,000	—	—	106,000	—	—	—	—

Purchase of Class A Common Stock	(3,518,000)	—	—	—	—	(457,000)	(3,518,000)	—

Dividends	(632,000)	—	—	—	(632,000)	—	—	—

Foreign currency translation adjustment	52,000	—	—	—	—	—	—	52,000

Balance, December 31, 2019	$46,506,000	4,416,000	$4,416,000	$14,056,000	$38,867,000	(1,273,000)	$(10,213,000)	$(620,000)

		Class A Common Stock, $1 Par		Additional paid-in	Retained	Treasury stock		Accumulated other comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	(loss) income
Balance, January 1, 2020	$46,506,000	4,416,000	$4,416,000	$14,056,000	$38,867,000	(1,273,000)	$(10,213,000)	$(620,000)

Net loss	(4,954,000)	—	—	—	(4,954,000)	—	—	—

Exercise of stock options	18,000	6,000	6,000	12,000	—	—	—	—

Restricted Common Stock compensation	41,000	6,000	6,000	35,000	—	—	—	—

Stock - based compensation	41,000	—	—	41,000	—	—	—	—

Dividends	(157,000)	—	—	—	(157,000)	—	—	—

Foreign currency translation adjustment	43,000	—	—	—	—	—	—	43,000

Balance, December 31, 2020	$41,538,000	4,428,000	$4,428,000	$14,144,000	$33,756,000	(1,273,000)	$(10,213,000)	$(577,000)

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2020	2019
Cash Flows from Operating Activities
Net (loss) income from operations	$(4,954,000)	$4,911,000

Adjustments to reconcile net (loss) income from operations to net cash provided by (used in) operating activities:
Non-cash charges:
Depreciation and amortization	1,787,000	1,566,000
Amortization of other intangible assets	702,000	703,000
Amortization of operating lease assets	899,000	582,000
Amortization of debt issue costs	16,000	23,000
Amortization of consideration payable to customer	270,000	270,000
Provision for (recovery of) doubtful accounts	24,000	(38,000)
Stock-based compensation	41,000	106,000
Restricted stock-based compensation	41,000	52,000
Loss (gain) on sale of fixed assets	35,000	(7,817,000)
Deferred income taxes	(11,000)	409,000
Gain on contingent consideration settlement	(52,000)	—
Gain on lease obligation settlement	(31,000)	—
Gain on forgiveness of grant obligation	(53,000)	—
Impairment of assets	1,612,000	194,000
Changes in operating assets and liabilities:
Accounts receivable	1,835,000	529,000
Inventories	4,538,000	(1,714,000)
Prepaid expenses and other current assets	(1,341,000)	(339,000)
Other assets	—	(1,000)
Accounts payable	352,000	(1,025,000)
Accrued compensation and benefits	(1,498,000)	(318,000)
Accrued other liabilities	(185,000)	255,000
Operating lease liabilities	(918,000)	(597,000)
Other liabilities	(62,000)	(265,000)
Total adjustments	8,001,000	(7,425,000)
Net cash provided by (used in) operating activities	3,047,000	(2,514,000)

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2020	2019
Cash Flows from Investing Activities:
Capital expenditures	$(1,104,000)	$(1,524,000)
Proceeds from sale real property and other assets	1,000	8,766,000
Purchase of net assets of gear businesses	—	(3,518,000)
Net cash (used in) provided by investing activities	(1,103,000)	3,724,000

Cash Flows from Financing Activities:
Dividend payments	(157,000)	(632,000)
Proceeds from exercise of stock options	18,000	—
Purchase of Class A Common Stock	—	(3,518,000)
Net (payments) proceeds from short-term borrowings	(4,274,000)	3,552,000
Payment of contingent consideration	—	(692,000)
Repayments of notes payable	—	(453,000)
Payments of debt issue costs	—	(72,000)
Proceeds from Grant	53,000	—
Proceeds from PPP loan	2,929,000	—
Net cash used in financing activities	(1,431,000)	(1,815,000)
Effect of exchange rate changes on cash	11,000	(14,000)
Net increase (decrease) in cash	524,000	(619,000)
Cash at beginning of year	380,000	999,000
Cash at end of year	$904,000	$380,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$120,000	$171,000

Income taxes	$35,000	$1,809,000

Cash paid for amounts included in the measurement of operating lease liabilities	$5,000	$30,000

Supplemental disclosures of non-cash investing and financing activities:
Contingent consideration on acquisition of gear businesses	$—	$64,000

Right of Use (“ROU”) assets recognized for new operating lease liabilities	$140,000	$4,032,000
Operating lease liability related to ROU assets recognized upon adoption of ASC 842	$—	$418,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 1— SUMMARY OF ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements contained herein include the accounts of P&F Industries, Inc. and subsidiaries (“P&F” or the “Company”). All significant intercompany balances and transactions have been eliminated.

The Company

 P&F is a Delaware corporation incorporated in 1963. The Company conducts its business through a wholly-owned subsidiary, Continental Tool Group, Inc. (“Continental”), which in turn operates through its wholly-owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”). Exhaust Technologies Inc. (“ETI”), Universal Air Tool Company Limited (“UAT”) and Jiffy Air Tool, Inc. (“Jiffy”), are all wholly-owned subsidiaries of Florida Pneumatic. The business of Air Tool Service Company (“ATSCO”) operates through a wholly-owned subsidiary of Hy-Tech. Effective October 25, 2019, the Company through a wholly owned subsidiary of Hy-Tech, acquired substantially all the operating assets comprising the businesses of Blaz-Man Gear, Inc. and Gear Products & Manufacturing, Inc., each that manufactures and distributes custom gears. See Note 2 – Acquisition, for further discussion.

 Florida Pneumatic imports and sells pneumatic hand tools, most of which are of its own design, primarily to the retail, industrial, automotive, and aerospace markets. Its products include sanders, grinders, drills, saws, and impact wrenches. These tools are similar in appearance and function to electric hand tools, but are powered by compressed air, rather than by electricity or battery. Air tools, as they are more commonly referred to, generally offer better performance, and weigh less than their electrical counterparts. Florida Pneumatic imports and/or manufactures approximately seventy-five types of pneumatic hand tools, most of which are sold at prices ranging from $50 to $1,000, under the names “Florida Pneumatic,” “Universal Tool”, “Jiffy Air Tool”, AIRCAT, NITROCAT, as well as under the trade names or trademarks of several private label customers. These products are sold to retailers, distributors, manufacturers and private label customers through in-house sales personnel and manufacturers’ representatives. The AIRCAT and NITROCAT brands of pneumatic tools are sold primarily to the automotive service and repair market (“automotive market”). Users of Florida Pneumatics’ hand tools include industrial maintenance and production staffs, do-it-yourself mechanics, professional automobile mechanics and auto body personnel. Jiffy manufactures and distributes pneumatic tools and components primarily to aerospace manufacturers.

Hy-Tech designs, manufactures, and distributes industrial tools, pneumatic systems, gearing, accessories, and a wide variety of replacement parts under various brands including ATP, Numatx, Thaxton and Power Transmission Group. These tools etc. are sold at prices ranging from $300 to $42,000.

Hy-Tech’s “Engineered Solutions” products are sold direct to Original Equipment Manufacturers (OEM’s), and industrial branded products are sold through a broad network of specialized industrial distributors serving the power generation, petrochemical, aerospace, construction, railroad, mining, ship building and fabricated metals industries, among others. Hy-Tech works directly with its industrial customers, designing and manufacturing products from finished components to complete turnkey systems to be sold under their own brand names.

Hy-Tech’s “Power Transmission Group”, commonly referred to as “PTG”, produces spiral bevel and straight bevel gears along with a wide variety of other gearing. These products are sold direct to OEMs, end-users and gearbox repair companies. PTG works directly with its customers engineering departments to design or redesign gears or gearboxes to optimize a solution for functionality and manufacturability.

Nearly all of Hy-Tech brands are manufactured in the United States of America. Hy-Tech does distribute ATP branded impact sockets, striking wrenches and accessories imported from Italy and Asia.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 1—SUMMARY OF ACCOUNTING POLICIES - Continued

The Company – Continued

The sales of Hy-Tech products through various channel and direct customers are managed by both direct sales personnel and a network of specialized manufacturer representatives. Further, its products are sold as standard off-the-shelf and also customized to be sold for customer specific specifications.

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

Due in large part to shelter-in-place restrictions that were implemented in late March and early April, which for many, have been lifted, as well as significant constraints imposed on travel and customer consumption behavior, the Company experienced a reduction in its revenue, earnings, and earnings per share during 2020. It is not practical at this point to determine what the financial impact from the global pandemic will have on the Company’s businesses in the future.

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

The impact of COVID-19 on the Company’s business has been considered in these assumptions; however, it is too early to know the full impact of COVID-19 or when the Company believes a return to more normal operations may occur. Further, as part of the business incentives offered in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company, on April 20, 2020, received a $2.9 million Payroll Protection Program (“PPP”) loan from the United States Small Business Administration (“SBA”). See Note 8 – CARES Act, to the Company’s consolidated financial statements for further discussion.

During 2020, the Company incurred after-tax losses of $4,954,000. At December 31, 2020, the Company had working capital of $21,258,000 and availably on its bank facility of approximately $11,971,000. See Note 7 – Debt, for further discussion.

The accompanying consolidated financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 1—SUMMARY OF ACCOUNTING POLICIES - Continued

Revenue Recognition

The Company records revenue based on a five-step model in accordance with Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"). The Company sells its goods on terms which transfer title and risk of loss at a specified location, which may be our warehouse, destination designated by our customer, port of loading or port of discharge, depending on the final destination of the goods. Other than standard product warranty provisions, our sales arrangements provide for no other post-shipment obligations. The Company offers rebates and other sales incentives, promotional allowances or discounts for certain customers that are typically related to customer purchase volume, all of which are classified as a reduction of revenue and recorded at the time of sale, using the most likely amount approach. The Company periodically evaluates whether an allowance for sales returns is necessary. Historically, we have experienced minimal sales returns. If the Company believes there are material potential sales returns, it will provide the necessary provision against sales.

The Company's performance obligations underlying its core revenue sources remain substantially unchanged. Its revenue is generated through the sale of finished products and is generally recognized at the point in time when merchandise is transferred to the customer with a fixed payment due generally within 30 to 90 days, and in an amount that considers the impacts of estimated allowances. Further, the Company has made a policy election to account for shipping and handling activities that occur after the customer has obtained control of the products as fulfillment costs rather than as an additional promised service. This election is consistent with the Company’s prior policy, and therefore the adoption of ASC 606 relating to shipping and handling activities did not have any impact on its financial results. There are no other performance obligations as of December 31, 2020.

The Company analyzes its revenue as follows:

Revenue generated at Florida Pneumatic.

	Year Ended December 31,
	2020		2019		(Decrease) increase
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Automotive	$13,270,000	34.7%	$14,800,000	34.1%	$(1,530,000)	(10.3)%
Retail	12,940,000	33.8	12,467,000	28.8	473,000	3.8
Aerospace	8,087,000	21.1	10,513,000	24.2	(2,426,000)	(23.1)
Industrial	3,481,000	9.1	4,969,000	11.5	(1,488,000)	(29.9)
Other	498,000	1.3	608,000	1.4	(110,000)	(18.1)
Total	$38,276,000	100.0%	$43,357,000	100.0%	$(5,081,000)	(11.7)%

Revenue generated at Hy-Tech.

	Year Ended December 31,
	2020		2019		(Decrease) increase
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
OEM	$4,272,000	39.4%	$6,790,000	44.3%	$(2,518,000)	(37.1)%
PTG	3,326,000	30.6	1,475,000	9.6	1,851,000	125.5
ATP	2,796,000	25.7	6,290,000	41.1	(3,494,000)	(55.5)
Other	466,000	4.3	762,000	5.0	(296,000)	(38.8)
Total	$10,860,000	100.0%	$15,317,000	100.0%	$(4,457,000)	(29.1)%

P&F INDUSTRIES, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 1—SUMMARY OF ACCOUNTING POLICIES - Continued

Shipping and Handling Costs

Expenses for shipping and handling costs are included in selling, general and administrative expenses, and totaled approximately $1,831,000 and $1,883,000, respectively, for the years ended December 31, 2020 and 2019.

 Cash and Cash Equivalents

Cash and cash equivalents consist of cash held in bank demand deposits. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2020 and 2019.

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and short-term debt approximate fair value as of December 31, 2020 and 2019 because of the relatively short-term maturity of these financial instruments. The carrying amounts reported for long-term debt approximate fair value as of December 31, 2020 and 2019 because, in general, the interest rates underlying the instruments fluctuate with market rates.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. The Company sells its products to retailers, distributors, OEMs and end-users involved in a variety of industries. The Company performs continuing credit evaluations of its customers’ financial condition, and although the Company generally does not require collateral, letters of credit may be required from customers in certain circumstances.

Management reviews accounts receivable to determine if any receivables will potentially be uncollectible. Factors considered in the determination include, among other factors, number of days an invoice is past due, customer historical trends, available credit ratings information, other financial data, and the overall economic environment. Collection agencies may also be utilized if management so determines.

The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. The Company also records as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and the Company’s assessment of the general financial conditions affecting its customer base. If actual collection experience changes, revisions to the allowance may be required. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in the creditworthiness of any of these customers could have a material effect on the Company’s results of operations in the period in which such changes or events occur. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. Based on the information available, the Company believes that its allowance for doubtful accounts as of December 31, 2020 is adequate. However, actual write-offs might exceed the recorded allowance.

Concentrations of Credit Risk

The Company places the majority of its cash with its primary bank, Capital One Bank, National Association (“Capital One”), which is insured by the Federal Deposit Insurance Corporation (“FDIC”). Significant concentrations of credit risk may arise from the Company’s cash maintained at Capital One, as from time-to-time cash balances may exceed the FDIC limits.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable. The Company had one customer that accounted for 38.0% and 27.2% of its consolidated accounts receivable at December 31, 2020 and 2019, respectively. Further, this customer accounted for 26.3% and 20.7% of the Company’s consolidated revenue in 2020 and 2019, respectively. There was no other customer that accounted for more than 10% of our consolidated revenue in 2020 or 2019.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

Long-Lived Assets

In accordance with authoritative guidance pertaining to the accounting for the impairment or disposal of long-lived assets, property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s assessment of recoverability of property and equipment is performed on a reporting unit level. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of such asset to its estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of such asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

December 31, 2020 and 2019

NOTE 1—SUMMARY OF ACCOUNTING POLICIES - Continued

Goodwill, Intangible and Long-Lived Assets

Goodwill is carried at cost less any impairment charges. Goodwill and intangible assets with indefinite lives are not amortized but are subject to an annual test for impairment at the reporting unit level and between annual tests in certain circumstances. In accordance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), the Company tests goodwill for impairment on an annual basis. This test occurs in the fourth quarter or more frequently if the Company believes indicators of impairment exist. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If the carrying amount of the reporting unit is less than its fair value, no impairment exists, and no further action is required. If the carrying amount of a reporting unit exceeds its fair value, the entity will record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value.

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

Warranty Liability

The Company offers certain warranties against product defects for periods ranging from one to three years. Certain products carry limited lifetime warranties. The Company’s typical warranties require it to repair or replace the defective products during the warranty period at no cost to the customer. At the time the product revenue is recognized, the Company records a liability for estimated costs. The costs are estimated based on revenue and historical experience. The Company periodically assesses the adequacy of its warranty liability and adjusts the amounts, as necessary. While the Company believes that its estimated liability for product warranties is adequate and that the judgment applied is appropriate, the estimated liability for the product warranties could differ materially in the future.

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

The Company files a consolidated Federal tax return. P&F and certain of its subsidiaries file combined tax returns in New York, California, Illinois, and Texas. All subsidiaries, other than UAT, file other state and local tax returns on a stand-alone basis. UAT files an income tax return to the taxing authorities in the United Kingdom.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 1—SUMMARY OF ACCOUNTING POLICIES - Continued

Income Taxes - Continued

Tax benefits are recognized for an uncertain tax position when, in the Company’s judgment, it is more likely than not that the position will be sustained upon examination by a taxing authority. For a tax position that meets the more likely than not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances and when new information becomes available. Such adjustments are recognized entirely in the period in which they are identified. The effective tax rate includes the net impact of changes in the liability for unrecognized tax benefits and subsequent adjustments as considered appropriate by the Company. Interest and penalties recognized on the liability for unrecognized tax benefits are recorded as income tax expense.

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

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Cuts and Jobs Act enacted in December 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance allows companies to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which they are subject to the rules (the period cost method), or (ii) account for GILTI in the Company’s measurement of deferred taxes (the deferred method). After completing the analysis of the GILTI provisions, the Company elected to account for GILTI using the period cost method.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in tax years 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. In addition to the NOL changes, the CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income (See Note 11 – Income taxes).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 1—SUMMARY OF ACCOUNTING POLICIES – Continued

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

The Company’s operating leases include vehicles, office space and the use of real property. The Company has not identified any material finance leases as of December 31, 2020.

For the year ended December 31, 2020, the Company had $899,000 in Operating lease expense.

 The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of December 31, 2020:

As of December 31, 2020
2021	$864,000
2022	774,000
2023	662,000
2024	390,000
2025	182,000
Thereafter	867,000
Total operating lease payments	3,739,000
Less imputed interest	(418,000)
Total operating lease liabilities	$3,321,000

Weighted-average remaining lease term	6.0 years
Weighted-average discount rate	4.3%

P&F INDUSTRIES, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

Advertising

The Company expenses its costs of advertising in the period in which they are incurred. Advertising costs for the years ended December 31, 2020 and 2019 were $1,529,000 and $1,690,000, respectively.

(Loss) Earnings Per Common Share

Basic (loss) earnings per common share exclude any dilution. It is based upon the weighted average number of shares of Common Stock outstanding during the year. Diluted (loss) earnings per common share reflect the effect of shares of Common Stock issuable upon the exercise of stock options unless the effect on earnings is anti-dilutive.

Diluted (loss) earnings per common share is computed using the treasury stock method. Under this method, the aggregate number of shares of Common Stock outstanding reflects the assumed use of proceeds from the hypothetical exercise of any outstanding options to purchase shares of the Company’s Class A Common Stock. The average market value for the period is used as the assumed purchase price.

The following table sets forth the computation of basic and diluted (loss) earnings per common share:

	Years Ended December 31,
	2020	2019
Numerator for basic and diluted (loss) earnings per common share:
Net (loss) income	$(4,954,000)	$4,911,000
Denominator:
Denominator for basic (loss) income per share—weighted average common shares outstanding	3,149,000	3,207,000
Dilutive securities (1)	—	55,000
Denominator for diluted (loss) income per share—adjusted weighted average common shares and assumed conversions	3,149,000	3,262,000

(1)	Dilutive securities consist of the “in the money” stock options. In the event of a loss, options are considered anti-dilutive and are therefore not included in the calculation of diluted loss per share.

The average anti-dilutive options outstanding for the years ended December 31, 2020 and 2019 were 164,000 and 55,000, respectively.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

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

With respect to stock options, US GAAP requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations and comprehensive (loss) income. The Company records compensation expense ratably over the vesting periods. The Company estimates forfeitures at the time of grant and revises this estimate, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company uses the Black-Scholes option-pricing model as its method of valuation for share-based awards granted. As such, the Company’s determination of fair value of share-based payment awards is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, relevant interest rates, and the expected term of the awards.

With respect to any issuance of its Common Stock , the Company determines fair value per share as the closing price of its Common Stock on the date of the grant of said shares.

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

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The ASU is intended to simplify various aspects related to accounting for income taxes. This guidance is effective for fiscal years beginning after December 15, 2020, and for interim periods within those fiscal years, with early adoption permitted. The Company elected to early adopt this standard effective January 1, 2020. The adoption of this standard did not have a material effect on its consolidated financial statements.

 No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on our consolidated financial statements or disclosures.

Not yet Adopted

The Company does not expect any recently issued accounting pronouncements to have a material effect on its financial statements.

 P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 2 –ACQUISITION-2019

 In October 2019 (the “Gears Closing Date”) the Company, through a wholly owned subsidiary of Hy-Tech, acquired substantially all the assets comprising the businesses of Blaz-Man Gear, Inc. and Gear Products & Manufacturing, Inc. (the “Gears Acquisition”). The purchase price consisted of an aggregate of approximately $3.5 million in cash, which was funded by Revolver borrowings (see Note 7 – Debt) and the assumption of certain payables and contractual obligations. In addition, the sellers may be entitled to additional consideration based upon the sale of certain categories of acquired inventory. At the time of the acquisition we believed, based on a range of possible outcomes, that it was more likely than not that items within this inventory would be sold, and accordingly included in the purchase price a contingent consideration obligation of $64,000. In January 2021, we and the sellers agreed to settle this obligation for $12,000. As such, we reduced the contingent consideration payable by $52,000 and recorded a like amount as Other Income.

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

For the twelve-month period ended December 31, 2019
Revenue	$61,087,000
Net income	$5,356,000
Earnings per share – basic	$1.67
Earnings per share – diluted	$1.64

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

As of December 31, 2020 and 2019, the carrying amounts reflected in the accompanying consolidated balance sheets for current assets and current liabilities approximated fair value due to the short-term nature of these accounts.

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

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 4—ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	December 31, 2020	December 31, 2019
Accounts receivable	$7,726,000	$9,547,000
Allowance for doubtful accounts, sales discounts, and chargebacks	(258,000)	(234,000)
	$7,468,000	$9,313,000

NOTE 5—INVENTORIES

Inventories consist of:

	December 31, 2020	December 31, 2019
Raw materials	$2,077,000	$2,178,000
Work in process	1,127,000	2,302,000
Finished goods	15,158,000	18,402,000
	$18,362,000	$22,882,000

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

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

In accordance with authoritative guidance issued by the FASB, the Company performed an annual impairment test of goodwill and indefinite-lived intangible assets as of November 30, 2020. For both 2020 and 2019, with respect to Florida Pneumatic and Hy-Tech, the Company determined their fair value using the income approach methodology of valuation, which considers the expected present value of future cash flows. As an integral part of the valuation process, the Company utilizes its latest cash flows forecasts for the next four fiscal years, and then applies projected minimal growth for all remaining years, based upon available statistical data and management’s estimates.

The result of the Company’s impairment test as of November 30, 2020 for Florida Pneumatic and Hy-Tech determined that their respective fair value exceeded the carrying value and, as such, no further impairment to Goodwill and other intangible assets was recorded.

Changes in the carrying amount of goodwill are as follows:

Balance, January 1, 2020	$4,726,000
Currency translation adjustment	7,000
Impairment of Goodwill recorded at June 30, 2020	(284,000)
Balance, December 31, 2020	$4,449,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

 NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS - Continued

Other Intangible Assets

The Company, during the second quarter of 2020, estimated the fair value of the NUMATX patent, and its UAT trade name based on an income approach using the relief-from-royalty method.  This approach is dependent upon a number of factors, including estimates of future growth and trends, royalty rates, discount rates and other variables.  For the interim impairment test, its estimates of future revenue and profitability associated with NUMATX and UAT were significantly reduced, primarily reflecting the impact of COVID-19.  The Company reduced the royalty rate used to estimate the fair value, reflecting the impact of the uncertain environment resulting from COVID-19.  Additionally, the weighted average cost of capital used to discount the cash flows for the interim goodwill impairment test was slightly higher than the last annual test, also reflecting the increasing uncertainty resulting from COVID-19. Further, the Company estimated the fair value of Hy-Tech’s customer relationships based on the discounted value of future cash flows and determined that, primarily for the same reasons noted above related to impairment of the NUMATX patent and the UAT trade name, Hy-Tech’s customer relationships were fully impaired. As a result of the aforementioned, the Company adjusted the fair value of the above-mentioned intangible assets by recording a non-cash impairment charge of $1,328,000 in the second quarter of 2020.

The result of the Company’s impairment test as of November 30, 2020, for Florida Pneumatic and Hy-Tech determined that their respective fair value exceeded the carrying value and, as such, no impairment to other intangible assets was recorded.

In the future, should events or circumstances change, or the Company’s financial condition further materially decline, where it would more likely than not further reduce the fair value of the remaining intangible assets, we may be required to record additional impairment charges, which could have a material effect on future results of operations and financial condition.

	December 31, 2020			December 31, 2019
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships (1)	$6,502,000	$3,034,000	$3,468,000	$7,825,000	$2,724,000	$5,101,000
Trademarks and trade names (1)	2,187,000	—	2,187,000	2,375,000	—	2,375,000
Trademarks and trade names	200,000	59,000	141,000	200,000	45,000	155,000
Engineering drawings	330,000	239,000	91,000	330,000	225,000	105,000
Non-compete agreements (1)	335,000	266,000	69,000	331,000	235,000	96,000
Patents	1,286,000	1,016,000	270,000	1,405,000	978,000	427,000
Totals	$10,840,000	$4,614,000	$6,226,000	$12,466,000	$4,207,000	$8,259,000

(1)	A portion of these intangibles are maintained in a foreign currency and are therefore subject to foreign exchange rate fluctuations.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

 NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS - Continued

Other Intangible Assets – continued

	Cost	Accumulated amortization	Net book value
Balance, January 1, 2020	$12,466,000	$4,207,000	$8,259,000
Amortization	—	702,000	(702,000)
Impairment	(1,633,000)	(305,000)	(1,328,000)
Currency translation adjustment	7,000	10,000	(3,000)
Balance, December 31, 2020	$10,840,000	$4,614,000	$6,226,000

The weighted average amortization period for intangible assets was as follows:

	December 31, 2020	December 31, 2019
Customer relationships	7.6	8.7
Trademarks and trade names	10.5	11.5
Engineering drawings	6.1	7.1
Non-compete agreements	3.0	3.7
Patents	5.2	7.1

Amortization expense of intangible assets subject to amortization was as follows:

Years ended December 31,
2020	2019
$702,000	$703,000

Amortization expense for each of the next five years and thereafter is estimated to be as follows:

2021	$631,000
2022	630,000
2023	626,000
2024	577,000
2025	548,000
Thereafter	1,027,000
$4,039,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 7—DEBT

In October 2010, the Company entered into a Loan and Security Agreement (“Credit Agreement”) with an affiliate of Capital One. The Credit Agreement, as amended and restated in April 2017 and further amended from time-to-time, among other things, provides the ability to borrow funds under a $16,000,000 revolver line (“Revolver”), subject to certain borrowing base criteria. Additionally, there is a $2,000,000 line for capital expenditures (“Capex Loan”), with $1,600,000 available for future borrowings. Revolver and Capex Loan borrowings are secured by the Company’s accounts receivable, inventory, equipment, and real property, among other things. P&F and certain of its subsidiaries are borrowers under the Credit Agreement, and their obligations are cross guaranteed by certain other subsidiaries. The Credit Agreement expires on February 8, 2024.

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

At December 31, 2020, its short-term or Revolver borrowing was $1,374,000 compared to $5,648,000, at December 31, 2019. Applicable Margin Rates for LIBOR and Base Rates were 1.50% and 0.50%, respectively, the entire years 2020 and 2019. Additionally, at December 31, 2020 and 2019, there was approximately $11,971,000 and $9,200,000, respectively, available to the Company under its Revolver arrangement.

The average balance of short-term borrowings during the years ended December 31, 2020 and 2019 were $4,042,000 and $4,253,000, respectively.

NOTE 8 – CARES Act

On April 20, 2020, the Company received a $2.9 million PPP loan, as provided pursuant to the CARES Act and administered by the Small Business Administration (“SBA”). The PPP Loan, which is unsecured and guaranteed by the SBA, was designed to create economic stimulus by providing additional operating capital to small businesses in the U.S., such as P&F. To facilitate the PPP Loan, the Company entered into a Promissory Note dated April 17, 2020, with BNB Bank as the lender (the “Lender”) (the “PPP Promissory Note”). The PPP Promissory Note has a two-year term.

Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020 (the “Flexibility Act”), the Company is eligible to apply for and receive forgiveness for all or a portion of the PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”) incurred during the 24 weeks subsequent to funding, and on the maintenance of employee compensation levels, as defined, following the funding of the PPP Loan. The Company believes it has used the proceeds of the PPP Loan for Qualifying Expenses. The Company has filed an application for forgiveness with the Lender, who has approved this submission and has submitted it to the SBA. However, there is no assurance that the Company will be able to obtain forgiveness of the PPP Loan in whole or in part from the SBA. Any amounts that are not forgiven incur interest at 1.0% per annum and monthly repayments of principal and interest are deferred until the SBA makes a determination on forgiveness.

As of December 31, 2020, the current maturities of long-term debt pursuant to the PPP Loan was $1,983,000 and the long-term debt, less current maturities pursuant to the PPP Loan was $946,000.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 9—STOCK OPTIONS – STOCK COMPENSATION

The Company’s stockholders approved the P&F Industries, Inc. 2012 Stock Incentive Plan (the “2012 Plan”). The 2012 Plan authorizes the issuance to employees, consultants and non-employee directors of nonqualified stock options, stock appreciation rights, restricted stock, performance shares, performance units, and other stock-based awards. In addition, employees are eligible to be granted incentive stock options under the 2012 Plan. The 2012 Plan is currently administered by the compensation committee of the Company’s Board of Directors (the “Committee”). The aggregate number of shares of the Company’s Class A Common Stock (“Common Stock ”) that may be issued under the 2012 Plan may not exceed 325,000 shares; provided, however, that any shares of Common Stock that are subject to a stock option, stock appreciation right or other stock-based award that is based on the appreciation in value of a share of Common Stock in excess of an amount equal to at least the fair market value of the Common Stock on the date such other stock-based award is granted (each an “Appreciation Award”) will be counted against this limit as one share for every share granted. Any shares of restricted stock or shares of Common Stock that are subject to any other award other than Appreciation Award will be counted against this limit as 1.5 shares for every share granted.

The maximum number of shares of Common Stock with respect to which any award of stock options, stock appreciation rights or other Appreciation Award that may be granted under the 2012 Plan during any fiscal year to any eligible employee or consultant will be 100,000 shares per type of award. The maximum number of shares of Common Stock subject to any award of performance shares for any performance period, other stock-based awards that are not Appreciation Awards or shares of restricted stock for which the grant of such award or the lapse of the relevant restriction period is subject to the attainment of specified performance goals that may be granted under the 2012 Plan during any fiscal year to any eligible employee or consultant will be 65,000 shares per type of award. The maximum number of shares of Common Stock for all such types of awards to any eligible employee or consultant will be 165,000 shares during any fiscal year. There are no annual limits on the number of shares of Common Stock with respect to an award of restricted stock that is not subject to the attainment of specified performance goals to eligible employees or consultants. The maximum value at grant of performance units which may be granted under the 2012 Plan during any fiscal year will be $1,000,000. The maximum number of shares of Common Stock subject to any award which may be granted under the 2012 Plan during any fiscal year of the Company to any non-employee director will be 35,000 shares.

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

December 31, 2020 and 2019

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

The Company generally estimates the fair value of its Common Stock options using the following factors:

•	Risk-free interest rate
•	Expected term
•	Volatility
•	Dividend yield

The Company did not issue any options to purchase shares of its Common Stock during 2020.

 The following table contains information on the status of the Company’s stock options:

	Number of Shares	Weighted Average Exercise Price per share	Aggregate Intrinsic Value
Outstanding, January 1, 2019	218,075	$6.22
Granted	8,000	8.55
Exercised	—	—
Forfeited	—	—
Expired	—	—
Outstanding, December 31, 2019	226,075	6.30
Granted	—	—
Exercised	(6,226)	2.92
Forfeited	(7,998)	6.38
Expired	(10,973)	2.92
Outstanding, December 31, 2020	200,878	$6.59	$85,663

Vested, December 31, 2020	195,544	$6.54	$85,663

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 9—STOCK OPTIONS – STOCK COMPENSATION - Continued

The following is a summary of changes in non-vested shares, all of which are expected to vest:

	December 31,
	2020		2019
	Option Shares	Weighted Average Grant-Date Fair Value	Option Shares	Weighted Average Grant-Date Fair Value
Non-vested shares, beginning of year	37,666	$4.45	59,333	$4.41
Granted	—	—	8,000	4.60
Vested	(31,250)	4.43	(29,667)	4.41
Forfeited	(1,082)	4.41	—	—
Non-vested shares, end of year	5,334	$4.60	37,666	$4.45

Stock-based compensation expense recognized for the years ended December 31, 2020 and 2019 was approximately $41,000 and $106,000, respectively. The Company recognizes stock-based compensation cost over the requisite service period. However, the exercisability of the respective non-vested options, which are at predetermined dates, does not necessarily correspond to the periods in which straight-line amortization of compensation expenses is recorded. As of December 31, 2020, the Company had approximately $6,000 of total unrecognized compensation costs related to non-vested awards granted under its stock-based plans, which it expects to recognize over a weighted average period of 0.7 years.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2020:

Options Outstanding			Options Exercisable
Number outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
16,199	0.4	$4.37	16,199	0.4	$4.37
2,090	1.4	$4.29	2,090	1.4	$4.29
41,809	1.5	$4.74	41,809	1.5	$4.74
47,030	2.3	$7.86	47,030	2.3	$7.86
85,750	6.7	$7.09	85,750	6.7	$7.09
8,000	8.2	$8.55	2,666	8.2	$8.55
200,878	4.1	$6.59	195,544	4.0	$6.54

Other Information

At December 31, 2020 and 2019, there were 58,658 and 62,062 shares available for issuance under the 2012 Plan. At December 31, 2020, there were 185,378 options outstanding issued under the 2012 Plan and 15,500 options outstanding issued under the Previous Plan.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 9—STOCK OPTIONS – STOCK COMPENSATION - Continued

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

The Company, in May 2019, granted 1,250 restricted shares of its Common Stock to each non-employee member of its Board of Directors, totaling 6,250 restricted shares. The Company determined that the fair value of these shares was $8.31 per share, which was the closing price of the Company’s Common Stock on the date of the grant. These shares could not have been traded earlier than the first anniversary of the grant date. The Company ratably amortized the total non-cash compensation expense of approximately $52,000, which is included in its selling, general and administrative expenses through May 2020.

Treasury Stock

There were no changes to the Company’s Treasury Stock during 2020.

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

December 31, 2020 and 2019

NOTE 10—DIVIDENDS

On February 11, 2020, the Company’s Board of Directors, in accordance with its dividend policy, declared a quarterly cash dividend of $0.05 per common share, which was paid on February 28, 2020, to shareholders of record at the close of business on February 24, 2020. The total amount of this dividend payment was approximately $157,000.

The Company’s Board of Directors has not issued any additional dividends in 2020.

  NOTE 11—INCOME TAXES

Income tax (benefit) expense in the consolidated statements of operations and comprehensive (loss) income consists of:

	Years Ended December 31,
	2020	2019
Current:
Federal	$(1,821,000)	$1,078,000
State and local	(73,000)	312,000
Foreign	3,000	3,000
Total current	(1,891,000)	1,393,000
Deferred:
Federal	(238,000)	513,000
State and local	263,000	(105,000)
Foreign	(35,000)	(4,000)
Total deferred	(10,000)	404,000
Totals	$(1,901,000)	$1,797,000

At December 31, 2020, the Company had state net operating loss carryforwards of approximately $9,038,000, of which we have a full valuation allowance against. The state net operating losses generally expire through 2040.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in tax years 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The NOL carryback provision of the CARES Act resulted in a $1,921,000 benefit to the Company. In addition to the NOL changes, the CARES Act contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. This modification increased the allowable interest expense deduction of the Company and resulted in less taxable income for the year ended 2020, resulting in less utilization of net operating losses.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 11—INCOME TAXES – Continued

Deferred tax assets (liabilities) consist of:

	December 31,
	2020	2019
Deferred tax assets:
Bad debt reserves	$25,000	$17,000
Inventory reserves	762,000	653,000
Warranty and other reserves	74,000	77,000
Stock-based compensation	205,000	212,000
Goodwill	852,000	866,000
Acquisition costs	212,000	223,000
Net operating losses - federal	—	—
Net operating losses - state	168,000	77,000
Other	51,000	20,000
Less valuation allowance	(316,000)	—
	2,033,000	2,145,000
Deferred tax (liabilities):
Prepaid expenses	(260,000)	(79,000)
Depreciation	(1,113,000)	(1,154,000)
Intangibles	(434,000)	(696,000)
Net deferred tax assets	$226,000	$216,000

At December 31, 2020, the Company recorded a valuation allowance against certain state net operating losses and state depreciation adjustments. The Company believes it is more likely than not that the remaining tax benefits associated with the state net operating losses and depreciation adjustments will not be realized in the foreseeable future based upon its ability to generate sufficient state taxable income.

The components of (loss) income before income taxes consisted of the following:

	Years ended December 31,
	2020	2019
United States operations	$(6,663,000)	$6,715,000
International operations	(192,000)	(7,000)
(Loss) income before income taxes	$(6,855,000)	$6,708,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020 and 2019

NOTE 11—INCOME TAXES – Continued

A reconciliation of the Federal statutory rate to the total effective (benefit) tax rate applicable to (loss) income is as follows:

	Years ended December 31,
	2020	2019
Federal income (benefit) tax expense computed at statutory rates	(21.0)%	21.0%
(Decrease) increase in taxes resulting from:
State and local taxes, net of Federal tax benefit	(2.4)	2.4
Permanent differences - net	0.4	3.1
Valuation allowance	4.6	—
Foreign rate differential	0.1	—
CARES Act	(9.3)	—
Other	(0.1)	0.3
Income (benefit) tax expense	(27.7)%	26.8%

The Company files a consolidated Federal tax return. The Company and certain of its subsidiaries file tax returns in various U.S. state jurisdictions. Its foreign subsidiary, UAT, files in the United Kingdom. With few exceptions, the years that remain subject to examination are the years ended December 31, 2017 through December 31, 2020.

Interest and penalties, if any, related to income tax liabilities are included in income tax expense. As of December 31, 2020, the Company does not have a liability for uncertain tax positions.

NOTE 12—COMMITMENTS AND CONTINGENCIES

(a) The Company maintains a contributory defined contribution plan that covers all eligible employees. All contributions to this plan are discretionary. Amounts recognized as expense for contributions to this plan were $275,000 and $438,000, for the years ended December 31, 2020 and 2019, respectively.

(b) At December 31, 2020 and 2019, the Company had open purchase order commitments totaling approximately $8,530,000 and $4,871,000, respectively.

(c) From time-to-time, the Company may be a defendant or co-defendant in actions brought about in the ordinary course of conducting our business.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A.  Controls and Procedures

Evaluation of disclosure controls and procedures

The Company's management, with the participation of the Company's CEO and CFO, evaluated, as of December 31, 2020, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of December 31, 2020, the Company’s management, including its CEO and CFO, concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

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

The Company’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the Company’s transactions and dispositions of its assets.

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of Consolidated Financial Statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorizations of its management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

The Company carried out an evaluation, under the supervision and with the participation of its Management, including its CEO and CFO, of the effectiveness of the design and operation of its internal control over financial reporting, as of December 31, 2020. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s Management, including its CEO and CFO concluded that its internal control over financial reporting was effective at December 31, 2020.

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

ITEM 9A.  Controls and Procedures – Continued

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recently completed quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information

None

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

The information required by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is incorporated by reference to the Company’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in May 2021, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s year ended December 31, 2020.

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

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

Page
a)	List of Financial Statements, Financial Statement Schedules, and Exhibits
	(1)	List of Financial Statements
The Consolidated Financial Statements of the Company and its subsidiaries are included in Item 8 of Part II of this report.
	(2)	All schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
	(3)	List of Exhibits

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit
Number	Description of Exhibit

2.1	Asset Purchase Agreement, dated as of October 25, 2019, by and among Davinci Purchase Corp., Blaz-Man Gear, Inc., and Edward Blaszynski (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated October 25, 2019).

2.2	Asset Purchase Agreement, dated as of October 25, 2019, by and among Davinci Purchase Corp., Gear Products & Manufacturing, Inc., Paul Michaud, and Edward Blaszynski (Incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated October 25, 2019).

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

3.2	By-laws of the Registrant (as amended on September 19, 2016) (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated September 19, 2016).

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Filed herewith).

Exhibit
Number	Description of Exhibit

10.1	Second Amended and Restated Loan and Security Agreement dated as of April 5, 2017, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., ATSCO Holdings Corp, Jiffy Air Tool, Inc. (formerly known as Bonanza Holdings Corp.), Bonanza Properties Corp., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P, and Capital One, National Association, as lender and agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 5, 2017).

10.2	Third Amended and Restated Revolver Note dated as of April 5, 2017, by the Registrant, Florida Pneumatic Manufacturing Corporation and Hy-Tech Machine, Inc. in favor of Capital One, National Association (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 5, 2017).

10.3	Second Amended and Restated Capex Loan Note dated as of April 5, 2017 by the Registrant, Florida Pneumatic Manufacturing Corporation and Hy-Tech Machine, Inc. in favor of Capital One, National Association (Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated April 5, 2017).

10.4	Amendment No. 1 to Second Amended and Restated Loan and Security Agreement, dated as of August 9, 2017, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., ATSCO Holdings Corp, Jiffy Air Tool, Inc. (formerly known as Bonanza Holdings Corp.), Bonanza Properties Corp., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P, and Capital One, National Association, as lender and agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 20, 2017).

10.5	Amendment No. 2 to Second Amended and Restated Loan and Security Agreement, dated as of June 21, 2018, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., ATSCO Holdings Corp, Jiffy Air Tool, Inc., Bonanza Properties Corp., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P, and Capital One, National Association, as lender and agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 27, 2018).

10.6	Amendment No. 3 to Second Amended and Restated Loan and Security Agreement, dated as of October 1, 2018, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., ATSCO Holdings Corp, Jiffy Air Tool, Inc., Bonanza Properties Corp., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P, and Capital One, National Association, as lender and agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 1, 2018).

Exhibit
Number	Description of Exhibit

10.7	Amendment No. 4 to Second Amended and Restated Loan and Security Agreement, dated as of November 16, 2018, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., ATSCO Holdings Corp, Jiffy Air Tool, Inc., Bonanza Properties Corp., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc., Green Manufacturing, Inc., Pacific Stair Products, Inc., WILP Holdings, Inc., Woodmark International, L.P, and Capital One, National Association, as lender and agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 16, 2018).

10.8	Amendment No. 5 to Second Amended and Restated Loan and Security Agreement, dated as of February 8, 2019, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., ATSCO Holdings Corp, Jiffy Air Tool, Inc., Bonanza Properties Corp., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc. and Capital One, National Association, as lender and agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 8, 2019).

10.9	Third Amended and Restated Capex Loan Note dated as of February 8, 2019 by the Registrant, Florida Pneumatic Manufacturing Corporation and Hy-Tech Machine, Inc. in favor of Capital One, National Association (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 8, 2019).

10.10	Amendment No. 6 to Second Amended and Restated Loan and Security Agreement, dated as of February 14, 2019, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., ATSCO Holdings Corp, Jiffy Air Tool, Inc., Bonanza Properties Corp., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc. and Capital One, National Association, as lender and agent (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 14, 2019).

10.11	Consent and Amendment No. 7 to Second Amended and Restated Loan and Security Agreement, dated as of April 19, 2019, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., ATSCO Holdings Corp, Jiffy Air Tool, Inc., Bonanza Properties Corp., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc. and Capital One, National Association, as lender and agent (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 19, 2019).

10.12	Consent, Joinder and Amendment No. 8 to Second Amended and Restated Loan and Security Agreement, dated as of October 25, 2019, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., ATSCO Holdings Corp, Jiffy Air Tool, Inc., Bonanza Properties Corp., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc., DaVinci Purchase Corp. and Capital One, National Association, as lender and agent (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 19, 2019).

10.13	Note, dated April 17, 2020 by Registrant in favor of BNB Bank (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 17, 2020).

10.14	Payroll Protection Program Consent, dated as of April 17, 2020 among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., ATSCO Holdings Corp, Jiffy Air Tool, Inc., Bonanza Properties Corp., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc., Hy-Tech Illinois, Inc. and Capital One, National Association, as lender and agent (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 17, 2020).

Exhibit
Number	Description of Exhibit

10.15	Second Modification Regarding Payroll Protection Program Consent, dated as of August 17, 2020, among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., ATSCO Holdings Corp, Jiffy Air Tool, Inc., Bonanza Properties Corp., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc., Hy-Tech Illinois, Inc. and Capital One, National Association, as lender and agent (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated August 17, 2020).

10.16	*Agreement, dated February 14, 2019, between Richard A. Horowitz and the Board of Directors of the Registrant (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 14, 2019).

10.17	*Executive Employment Agreement, dated as of January 1, 2019, between the Registrant and Richard A. Horowitz (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 24, 2018).

10.18	*2002 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.19	*2012 Stock Incentive Plan of the Registrant (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement with respect to the Registrant’s 2012 Annual Meeting of Stockholders).

10.20	*Executive Employment Agreement, dated as of January 1, 2018, between the Registrant and Joseph A. Molino, Jr. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 30, 2018).

10.21	*Amendment No. 1 to Executive Employment Agreement, dated as of March 5, 2019, between the Company and Joseph A. Molino, Jr. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 5, 2019).

10.22	*Amendment No. 2 to Executive Employment Agreement, dated as of December 30, 2020, between the Company and Joseph A. Molino, Jr. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 30, 2020).

Exhibit
Number	Description of Exhibit

21	Subsidiaries of the Registrant (Filed herein).

23.1	Consent of Independent Registered Public Accounting Firm (Filed herein).

31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herein).

31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herein).

32.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herein).

32.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herein).

101	** XBRL Interactive Data

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

P&F INDUSTRIES, INC.

(Registrant)

By:	/s/ Richard A. Horowitz	By:	/s/ Joseph A. Molino, Jr.
	Richard A. Horowitz		Joseph A. Molino, Jr.
	Chairman of the Board		Vice President
	President		Principal Financial and
	Principal Executive Officer		Accounting Officer
	Date: March 26, 2021		Date: March 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Richard A. Horowitz	Director	March 26, 2021
Richard A. Horowitz

/s/ Jeffrey D. Franklin	Director	March 26, 2021
Jeffrey D. Franklin

/s/ Howard Brod Brownstein	Director	March 26, 2021
Howard Brod Brownstein

/s/ Kenneth M. Scheriff	Director	March 26, 2021
Kenneth M. Scheriff

/s/ Mitchell A. Solomon	Director	March 26, 2021
Mitchell A. Solomon

/s/ Richard Randall	Director	March 26, 2021
Richard Randall