Form 10-Q
period 2021-03-31
P&F INDUSTRIES INC
filed 2021-05-17
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

As of May 5, 2021, there were 3,181,286 shares of the registrant’s Class A common stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS

Cash	$1,047,000	$904,000
Accounts receivable — net	9,538,000	7,468,000
Inventories	18,631,000	18,362,000
Prepaid expenses and other current assets	2,471,000	2,806,000
TOTAL CURRENT ASSETS	31,687,000	29,540,000

PROPERTY AND EQUIPMENT
Land	507,000	507,000
Buildings and improvements	3,544,000	3,544,000
Machinery and equipment	25,617,000	25,673,000
	29,668,000	29,724,000
Less accumulated depreciation and amortization	20,659,000	20,329,000
NET PROPERTY AND EQUIPMENT	9,009,000	9,395,000

GOODWILL	4,451,000	4,449,000

OTHER INTANGIBLE ASSETS — net	6,070,000	6,226,000

DEFERRED INCOME TAXES — net	298,000	226,000

RIGHT-OF-USE ASSETS – OPERATING LEASES	3,118,000	3,281,000

OTHER ASSETS — net	178,000	250,000

TOTAL ASSETS	$54,811,000	$53,367,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Short-term borrowings	$3,481,000	$1,374,000
Accounts payable	1,715,000	2,199,000
Accrued compensation and benefits	897,000	525,000
Accrued other liabilities	1,247,000	1,354,000
Current leased liabilities – operating leases	847,000	847,000
Current maturities of long-term debt (PPP loan)	2,727,000	1,983,000
TOTAL CURRENT LIABILITIES	10,914,000	8,282,000

Noncurrent leased liabilities – operating leases	2,315,000	2,474,000
Long-term debt, less current maturities (PPP loan)	202,000	946,000
Other liabilities	119,000	127,000

TOTAL LIABILITIES	13,550,000	11,829,000

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued – 4,453,000 at March 31, 2021 and 4,428,000 at December 31, 2020	4,453,000	4,428,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	14,134,000	14,144,000
Retained earnings	33,449,000	33,756,000
Treasury stock, at cost – 1,273,000 shares at March 31, 2021 and at December 31, 2020	(10,213,000)	(10,213,000)
Accumulated other comprehensive loss	(562,000)	(577,000)

TOTAL SHAREHOLDERS’ EQUITY	41,261,000	41,538,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$54,811,000	$53,367,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three months
	ended March 31,
	2021	2020
Net revenue	$13,945,000	$13,350,000
Cost of sales	9,309,000	8,868,000
Gross profit	4,636,000	4,482,000
Selling, general and administrative expenses	4,991,000	5,690,000
Operating loss	(355,000)	(1,208,000)
Interest expense	22,000	55,000
Loss before income tax	(377,000)	(1,263,000)
Income tax benefit	70,000	505,000
Net loss	$(307,000)	$(758,000)

Basic and diluted loss per share	$(0.10)	$(0.24)

Weighted average common shares outstanding:

Basic and diluted	3,169,000	3,144,000

Net loss	$(307,000)	$(758,000)
Other comprehensive income (loss) - foreign currency translation adjustment	15,000	(125,000)
Total comprehensive loss	$(292,000)	$(883,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

Three months ended March 31, 2021

		Class A common stock, $1 par		Additional paid-in	Retained	Treasury stock		Accumulated other comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss
Balance, January 1, 2021	$41,538,000	4,428,000	$4,428,000	$14,144,000	$33,756,000	(1,273,000)	$(10,213,000)	$(577,000)

Net loss	(307,000)	—	—	—	(307,000)	—	—	—

Restricted common stock compensation	13,000	25,000	25,000	(12,000)	—	—	—	—

Stock-based compensation	2,000	—	—	2,000	—	—	—	—

Foreign currency translation adjustment	15,000	—	—	—	—	—	—	15,000

Balance, March 31, 2021	$41,261,000	4,453,000	$4,453,000	$14,134,000	$33,449,000	(1,273,000)	$(10,213,000)	$(562,000)

Three months ended March 31, 2020

		Class A common stock, $1 par		Additional paid-in	Retained	Treasury stock		Accumulated other comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss
Balance, January 1, 2020	$46,506,000	4,416,000	$4,416,000	$14,056,000	$38,867,000	(1,273,000)	$(10,213,000)	$(620,000)

Net loss	(758,000)	—	—	—	(758,000)	—	—	—

Exercise of stock options	3,000	1,000	1,000	2,000

Restricted common stock compensation	13,000	—	—	13,000	—	—	—	—

Stock-based compensation	16,000	—	—	16,000	—	—	—	—

Dividends	(157,000)				(157,000)

Foreign currency translation adjustment	(125,000)	—	—	—	—	—	—	(125,000)

Balance, March 31, 2020	$45,498,000	4,417,000	$4,417,000	$14,087,000	$37,952,000	(1,273,000)	$(10,213,000)	$(745,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months
	ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(307,000)	$(758,000)

Adjustments to reconcile net loss to net cash used in operating activities:

Non-cash and other charges:
Depreciation and amortization	451,000	433,000
Amortization of other intangible assets	159,000	195,000
Amortization of operating lease assets	224,000	234,000
Amortization of debt issue costs	4,000	4,000
Amortization of consideration payable to a customer	67,000	67,000
Provision for losses on accounts receivable	47,000	15,000
Stock-based compensation	2,000	16,000
Restricted stock-based compensation	13,000	13,000
Deferred income taxes	(70,000)	(47,000)
Loss on disposal of fixed assets	2,000	—
Changes in operating assets and liabilities:
Accounts receivable	(2,113,000)	720,000
Inventories	(263,000)	524,000
Prepaid expenses and other current assets	335,000	(528,000)
Accounts payable	(483,000)	482,000
Accrued compensation and benefits	372,000	(894,000)
Accrued other liabilities and other current liabilities	(97,000)	(556,000)
Operating lease liabilities	(219,000)	(230,000)
Other liabilities	(20,000)	(6,000)
Total adjustments	(1,589,000)	442,000
Net cash used in operating activities	(1,896,000)	(316,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months
	ended March 31,
	2021	2020
Cash Flows from Investing Activities:
Capital expenditures	$(68,000)	$(658,000)
Net cash used in investing activities	(68,000)	(658,000)

Cash Flows from Financing Activities:
Dividend payments	—	(157,000)
Proceeds from exercise of stock options	—	3,000
Net proceeds from short-term borrowings	2,107,000	1,284,000
Net cash provided by financing activities	2,107,000	1,130,000

Effect of exchange rate changes on cash	—	(5,000)
Net increase in cash	143,000	151,000
Cash at beginning of period	904,000	380,000
Cash at end of period	$1,047,000	$531,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$8,000	$53,000
Cash paid for amounts included in the measurement of operating lease liabilities	$2,000	$—

Non-cash information:
Right of Use (“ROU”) assets recognized for new operating lease liabilities	$23,000	$—

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

The consolidated balance sheet information as of December 31, 2020 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”). The interim consolidated financial statements contained herein should be read in conjunction with the 2020 Form 10-K.

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

Principles of Consolidation

The unaudited consolidated financial statements contained herein include the accounts of P&F Industries, Inc., and its subsidiaries (“P&F” or the “Company”). All significant intercompany balances and transactions have been eliminated.

The Company

P&F, a Delaware corporation incorporated in 1963, conducts its business through a wholly-owned subsidiary, Continental Tool Group, Inc. (“Continental”), which in turn operates through its wholly-owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES – (Continued)

The Company - Continued

Florida Pneumatic

Florida Pneumatic directly, and through its wholly-owned subsidiaries Exhaust Technologies Inc. (“ETI”), Universal Air Tool Company Limited (“UAT”), and Jiffy Air Tool, Inc. (“Jiffy”) imports, manufactures, and markets pneumatic hand tools of its own design, primarily to the retail, industrial, automotive and aerospace markets. Its products include sanders, grinders, drills, saws, and impact wrenches. These tools are similar in appearance and function to electric hand tools, but are powered by compressed air, rather than by electricity or a battery. Air tools, as they are more commonly referred to, generally offer better performance, and weigh less than their electrical counterparts. Florida Pneumatic imports and/or manufactures approximately 75 types of pneumatic hand tools, most of which are sold at prices ranging from $50 to $1,000, under the names “Florida Pneumatic,” “Universal Tool”, “Jiffy Air Tool”, AIRCAT, NITROCAT, as well as under the trade names or trademarks of several private label customers. These products are sold to retailers, distributors, manufacturers and private label customers through in-house sales personnel and manufacturers’ representatives. The AIRCAT and NITROCAT brands of pneumatic tools are sold primarily to the automotive service and repair market (“automotive market”). Users of Florida Pneumatics’ hand tools include industrial maintenance and production staffs, do-it-yourself mechanics, professional automobile mechanics and auto body personnel. Jiffy manufactures and distributes pneumatic tools and components primarily to aerospace manufacturers.

Hy-Tech

Hy-Tech designs, manufactures, and markets industrial tools, systems, gearing, accessories, and a wide variety of replacement parts under various brands including ATP, Numatx, and Thaxton.  Hy-Tech produces and sells heavy-duty pneumatic impact tools, grinders, air motors, hydro-pneumatic riveters, hydrostatic test plugs, impact sockets and custom gears, with prices ranging from $300 to $42,000.

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

Hy-Tech’s Power Transmission Group, or PTG, combined three separate gear companies: its Quality Gear division, Blaz-man Gear, Inc., and Gear Products and Manufacturing, Inc. PTG is a custom gear, gearbox and power transmission system manufacturer located in Punxsutawney, PA In addition to manufacturing a broad range of standard and custom gears for manufacturers in a wide variety of industries, PTG reverse engineers existing gears as well as designs new gears, utilizing state-of-the-art technologies, including 3D imaging and Gleason Gear modeling software.

COVID-19

On March 11, 2020, the World Health Organization designated the novel coronavirus (“COVID-19”) as a global pandemic. The Company continues to actively monitor COVID-19 and its continued impact on its operations and financial results. To date, there has been minimal disruption to the Company’s supply chain network, and all its manufacturing plants are open. The Company’s corporate office and business units are continuing to work alongside their external business partners and customers to minimize the continued business constraints caused by COVID-19 on its business.

Due in large part to shelter-in-place restrictions that were implemented in late first quarter of 2020, which for many has been lifted during the latter portion of 2020 and early 2021, as well as significant decreases in travel and customer consumption behavior, the Company experienced a reduction in its revenue and earnings per share during 2020 and for the first quarter of 2021. It is too early to determine what the financial impacts from COVID-19 will be on the Company’s businesses in the future.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES - (Continued)

Going Concern Assessment

Management assesses going concern uncertainty in the Company’s consolidated financial statements to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued, which is referred to as the “look-forward period”, as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, it considers various scenarios, forecasts, projections, estimates and makes certain key assumptions, including the timing and nature of projected cash expenditures, its ability to reduce, delay or curtail cash outflows and its ability to raise additional capital, if necessary, among other factors. Management has prepared estimates of operations covering the look-forward period and believes that sufficient funds will be generated from operations, working capital, and its existing credit facility to fund its operations. The Company has contingency plans in which it would further reduce or defer additional expenses and cash outlays, should operations weaken beyond current forecasts.

The impact of COVID-19 on the Company’s business has been considered in these assumptions; however, it is too early to know the full impact of COVID-19 or when the Company believes a return to more normal operations may occur. Further, as part of the business incentives offered in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company, on April 20, 2020, received a $2.9 million Payroll Protection Program (“PPP”) loan from the United States Small Business Administration (“SBA”). See Note 9 – CARES Act to the Company’s consolidated financial statements for further discussion.

The accompanying consolidated financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business.

Customer Concentration

At March 31, 2021 and December 31, 2020, accounts receivable from The Home Depot (“THD”) was 36.8% and 38.0%, respectively, of total accounts receivable. Revenue from THD during the three-month periods ended March 31, 2021 and 2020 was 27.2% and 22.4%, respectively, of total revenue. Additionally, during the three-month periods ended March 31, 2021 and 2020, revenue attributable to Amazon.Com, Inc (“Amazon”) was 12.1% and 8.6%, respectively, of the Company’s total net revenue. Accounts receivable attributable to Amazon at March 31, 2021 and December 31, 2020 was 12.3% and 15.8%, respectively, of total net accounts receivable. There were no other customers that accounted for more than 10% of consolidated revenue or accounts receivable during the three-month periods ended March 31, 2021 or 2020.

Management Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses in those financial statements.  Certain significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, inventory, goodwill, intangible assets and other long-lived assets, contingent consideration, income taxes and deferred taxes.  Descriptions of these policies are discussed in the Company’s 2020 Form 10-K.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and adjusts when facts and circumstances dictate.  As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions.  Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES - (Continued)

Significant Accounting Policies

The Company’s significant accounting policies are described in “Note 1: Summary of Significant Accounting Policies” of our 2020 Form 10-K.

Lease Accounting

The Company adheres to the standards set forth in Accounting Standards Codification (“ASC”) 842 “Leases”. ASC Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases’ guidance.

If the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate as the discount rate. The Company uses its best judgement when determining the incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term to the lease payments in a similar currency.

The Company’s operating leases include vehicles, office space and the use of real property. The Company has not identified any new material finance leases for the three months ended March 31, 2021.

The Company considers any options to extend the term of a lease when measuring the Right of Use lease asset.

For the three-month periods ended March 31, 2021 and 2020, the Company had $224,000 and $234,000, respectively, in operating lease expense.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of March 31, 2021:

As of March 31,2021
2021 (excluding the three months ended March 31, 2021)	$654,000
2022	783,000
2023	670,000
2024	391,000
2025	182,000
Thereafter	867,000
Total operating lease payments	3,547,000
Less imputed interest	(385,000)
Total operating lease liabilities	$3,162,000

Weighted average remaining lease term	5.9 years
Weighted average discount rate	4.3%

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES - (Continued)

Revenue Recognition

The Company’s revenue recognition policies are detailed in its 2020 Form 10-K. The following tables present the Company’s revenues recognized under ASC Topic 606, “Revenue from Contracts with Customers”, for the three-month periods ended March 31, 2021 and 2020.

Florida Pneumatic

Florida Pneumatic markets its air tool products to four primary sectors within the pneumatic tool market; Retail, Automotive, Industrial and Aerospace. It also generates revenue from its Berkley products line, as well as a line of air filters and other OEM parts (“Other”).

	Three months ended March 31,
	2021		2020		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Automotive	$4,102,000	37.6%	$3,232,000	32.2%	$870,000	26.9%
Retail	3,790,000	34.8	2,990,000	29.8	800,000	26.8
Industrial	1,359,000	12.5	1,062,000	10.6	297,000	28.0
Aerospace	1,528,000	14.0	2,599,000	25.9	(1,071,000)	(41.2)
Other	122,000	1.1	147,000	1.5	(25,000)	(17.0)
Total	$10,901,000	100.0%	$10,030,000	100.0%	$871,000	8.7%

Hy-Tech

Hy-Tech designs, manufactures, and sells a wide range of industrial products under the brands ATP and ATSCO which are categorized as ATP for reporting purposes. In addition to Engineered Solutions, products and components manufactured for other companies under their brands are included in the OEM category in the table below. PTG revenue is comprised of products manufactured and sold by Hy-tech’s gear business. NUMATX, Thaxton and other peripheral product lines, such as general machining, are reported as Other.

	Three months ended March 31,
	2021		2020		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
OEM	$1,611,000	52.9%	$1,439,000	43.3%	$172,000	12.0%
ATP	713,000	23.4	1,061,000	32.0	(348,000)	(32.8)
PTG	646,000	21.2	735,000	22.1	(89,000)	(12.1)
Other	74,000	2.5	85,000	2.6	(11,000)	(12.9)
Total	$3,044,000	100.0%	$3,320,000	100.0%	$(276,000)	(8.3)%

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES - (Continued)

Recently Adopted Accounting Pronouncements

During the three-month period ended March 31, 2021, there were no accounting pronouncements or other authoritative guidance issued that the Company adopted. No other new accounting pronouncement issued or effective during the fiscal quarter ended March 31, 2021 has or is expected to have a material impact on our consolidated financial statements or disclosures.

NOTE 2 – LOSS PER SHARE

Basic loss per common share is based only on the average number of shares of Common Stock outstanding for the periods. Diluted loss per common share reflects the effect of shares of Common Stock issuable upon the exercise of options unless the effect on earnings is anti-dilutive.

Diluted loss per common share is computed using the treasury stock method. Under this method, the aggregate number of shares of Common Stock outstanding reflects the assumed use of proceeds from the hypothetical exercise of any outstanding options to purchase shares of Common Stock. The average market value for the period is used as the assumed purchase price.

The following table sets forth the elements of basic and diluted loss per common share:

	Three months ended
	March 31,
	2021	2020
Numerator for basic and diluted loss per common share:
Net loss	$(307,000)	$(758,000)

Denominator for basic and diluted loss per share - weighted average common shares outstanding	3,169,000	3,144,000

At March 31, 2021 and 2020, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Common Stock for the period. The weighted average of anti-dilutive stock options outstanding was as follows:

	Three months ended
	March 31,
	2021	2020
Weighted average anti-dilutive stock options outstanding	141,000	146,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 – STOCK-BASED COMPENSATION

There were no options granted or issued during the three-month period ended March 31, 2021.

The following is a summary of the changes in outstanding options during the three-month period ended March 31, 2021:

	Option shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, January 1, 2021	200,878	$6.59	4.1	$85,663
Granted	—
Exercised	—
Forfeited	—
Expired	—
Outstanding, March 31, 2021	200,878	$6.59	3.8	$118,716
Vested, March 31, 2021	198,210	$6.56	3.8	$118,716

	Option shares	Weighted average grant- date fair value
Non-vested options, January 1, 2021	5,334	$4.60
Granted
Vested	(2,666)	4.60
Forfeited	—
Non-vested options, March 31, 2021	2,668	$4.60

The remaining number of shares of Common Stock available for issuance under the P&F Industries, Inc. 2012 Stock Incentive Plan (the “2012 Plan”) as of March 31, 2021 was 21,158. At March 31, 2021, there were 185,378 options outstanding issued under the 2012 Plan and 15,500 options outstanding issued under the 2002 Stock Incentive Plan.

Restricted Stock

On February 16, 2021, the Company granted 25,000 restricted shares of its Common Stock to its Chief Financial Officer. The Company determined that the fair value of these shares was $6.36 per share, which was the closing price of the Company’s Common Stock on the date of the grant. The Company will ratably amortize over a five-year vesting period, the total non-cash compensation expense of approximately $159,000, or $32,000 per annum, to selling, general and administrative expenses.

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

Level 3:   Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation.

The guidance requires the use of observable market data if such data is available without undue cost and effort.

As of March 31, 2021, and December 31, 2020, the carrying amounts reflected in the accompanying consolidated balance sheets for current assets and current liabilities approximated fair value due to the short-term nature of these accounts.

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

NOTE 5 – ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	March 31, 2021	December 31, 2020
Accounts receivable	$9,842,000	$7,726,000
Allowance for doubtful accounts, sales discounts and chargebacks	(304,000)	(258,000)
	$9,538,000	$7,468,000

NOTE 6 – INVENTORIES

Inventories consist of:

	March 31, 2021	December 31, 2020
Raw material	$2,063,000	$2,077,000
Work in process	1,336,000	1,127,000
Finished goods	15,232,000	15,158,000
	$18,631,000	$18,362,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill are as follows:

Balance, January 1, 2021	$4,449,000
Currency translation adjustment	2,000
Balance, March 31, 2021	$4,451,000

The Company determined that no triggering event occurred during the first quarter fiscal of 2021.

Other intangible assets

	March 31, 2021			December 31, 2020
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Other intangible assets:
Customer relationships (1)	$6,504,000	$3,163,000	$3,341,000	$6,502,000	$3,034,000	$3,468,000
Trademarks and trade names (1)	2,188,000	—	2,188,000	2,187,000	—	2,187,000
Trademarks and trade names	200,000	62,000	138,000	200,000	59,000	141,000
Engineering drawings	330,000	243,000	87,000	330,000	239,000	91,000
Non-compete agreements (1)	336,000	274,000	62,000	335,000	266,000	69,000
Patents	1,286,000	1,032,000	254,000	1,286,000	1,016,000	270,000
Totals	$10,844,000	$4,774,000	$6,070,000	$10,840,000	$4,614,000	$6,226,000

(1)	A portion of these intangibles are maintained in a foreign currency and are therefore subject to foreign exchange rate fluctuations.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS - (Continued)

The weighted average amortization period for intangible assets was as follows:

	March 31, 2021	December 31, 2020
Customer relationships	7.4	7.6
Trademarks and trade names	10.3	10.5
Engineering drawings	5.9	6.1
Non-compete agreements	2.8	3.0
Patents	5.0	5.2

Amortization expense of intangible assets subject to amortization was as follows:

Three months ended March 31,
2021	2020
$159,000	$195,000

Amortization expense for the balance of 2021, and for each of the next five years and thereafter is estimated to be as follows:

2021	$472,000
2022	630,000
2023	626,000
2024	577,000
2025	548,000
Thereafter	1,029,000
$3,882,000

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

At March 31, 2021, short-term or Revolver borrowing was $3,481,000, compared to $1,374,000, at December 31, 2020. Applicable Margin Rates at March 31, 2021 and December 31, 2020 for LIBOR and Base Rates were 1.50% and 0.50%, respectively. Additionally, at March 31, 2021 and December 31, 2020, there was approximately $12,011,000 and $11,971,000, respectively, available to the Company under its Revolver arrangement.

The average balance of short-term borrowings from our Bank during the three-month period ended March 31, 2021 was $2,167,000, compared to $6,281,000, for the same three-month period in 2020.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 9 – CARES Act

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

Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020 (the “Flexibility Act”), the Company is eligible to apply for and receive forgiveness for all or a portion of the PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”) incurred during the 24 weeks subsequent to funding, and on the maintenance of employee compensation levels, as defined, following the funding of the PPP Loan. The Company believes it has used the proceeds of the PPP Loan for Qualifying Expenses. The Company has filed an application for forgiveness with the Lender in February 2021, who has approved this submission and has submitted it to the SBA. However, there is no assurance that the Company will be able to obtain forgiveness of the PPP Loan in whole or in part from the SBA. Any amounts that are not forgiven incur interest at 1.0% per annum and monthly repayments of principal and interest are deferred until the SBA makes a determination on forgiveness.

As of March 31, 2021, the current maturities of long-term debt pursuant to the PPP Loan, was $2,727,000 and the long-term debt, less current maturities pursuant to the PPP Loan was $202,000. At December 31, 2020, the current portion of the PPP Loan debt was $1,983,000, with $946,000 accounted for as long-term debt.

NOTE 10 – DIVIDEND PAYMENTS

The Company’s Board of Directors has not issued dividends in 2021.

On February 11, 2020, the Company’s Board of Directors, in accordance with its dividend policy, declared a quarterly cash dividend of $0.05 per common share, which was paid on February 28, 2020, to shareholders of record at the close of business on February 24, 2020. The total amount of this dividend payment was approximately $157,000. The Company’s Board of Directors did not issue any additional dividends in 2020.

Note 11 – Subsequent Event

On May 13, 2021, the Company’s Florida Pneumatic subsidiary detected a ransomware attack on its information technology systems that caused data to be encrypted. The threat actor is demanding a ransom payment for the release of a decryption key. Florida Pneumatic promptly launched an investigation and notified law enforcement, and legal counsel, who in turn engaged independent third-party incident response professionals to assist in, among other areas, determining the extent of this cyber incident, remediation and restoration. Additionally, Florida Pneumatic implemented a series of containment measure. At the present time, the Company believes that its corporate offices and its other subsidiaries, all of which operate on separate, independent networks, have not been affected by this incident. Florida Pneumatic is assessing the potential effect on its operations and financial results, while managing the situation to mitigate its impact.

The Company does not believe the incident had an impact on its consolidated financial data that was used in the preparation of its Quarterly Report filed on Form 10-Q for the three-month period ended March 31, 2021.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of P&F Industries, Inc. and subsidiaries (“P&F”, or the “Company”). P&F and its representatives may, from time-to-time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to shareholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “would,” “could,” “should,” and their opposites and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. Any forward-looking statements contained herein, including those related to the Company’s future performance, are based upon the Company’s historical performance and on current plans, estimates and expectations. All forward-looking statements involve risks and uncertainties. These risks and uncertainties could cause the Company’s actual results for all or part the 2021 fiscal year and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company for a number of reasons including, but not limited to:

•	Risks related to the global outbreak of COVID-19 and other public health crises;
•	Risks associated with sourcing from overseas;
•	Disruption in the global capital and credit markets;
•	Importation delays;
•	Customer concentration;
•	Unforeseen inventory adjustments or changes in purchasing patterns;
•	Market acceptance of products;
•	Competition;
•	Price reductions;
•	Exposure to fluctuations in energy prices;
•	The strength of the retail economy in the United States and abroad;
•	Risks associated with Brexit;
•	Adverse changes in currency exchange rates;
•	Interest rates;
•	Debt and debt service requirements;
•	Borrowing and compliance with covenants under our credit facility;
•	Impairment of long-lived assets and goodwill;
•	Retention of key personnel;
•	Acquisition of businesses;
•	Regulatory environment;
•	Litigation and insurance;
•	The threat of terrorism and related political instability and economic uncertainty; and
•	Business disruptions or other costs associated with information technology, cyber-attacks, system implementations, data privacy or catastrophic losses,

and those other risks and uncertainties described in its Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”), its Quarterly Reports on Form 10-Q, and its other reports and statements filed by the Company with the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise. The Company cautions you against relying on any of these forward-looking statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

OVERVIEW

During the first quarter of 2021, significant factors that impacted our results of operations were the:

•	Ongoing negative impact of the COVID-19 pandemic on revenue and income;

•	Ongoing production slow-down by Boeing of its 737 MAX aircraft, as well as significant reductions in activity at other commercial and military aerospace manufacturing facilities; and

•	Continued weakness in oil and gas exploration and drilling.

OUR BUSINESS

Florida Pneumatic

Florida Pneumatic directly, and through its wholly-owned subsidiaries Exhaust Technologies Inc. (“ETI”), Universal Air Tool Company Limited (“UAT”), and Jiffy Air Tool, Inc. (“Jiffy”) imports, manufactures, and markets pneumatic hand tools of its own design, primarily to the retail, industrial, automotive, and aerospace markets. Its products include sanders, grinders, drills, saws, and impact wrenches. These tools are similar in appearance and function to electric hand tools, but are powered by compressed air, rather than by electricity or a battery. Air tools, as they are more commonly referred to, generally offer better performance, and weigh less than their electrical counterparts. Florida Pneumatic imports and/or manufactures approximately 75 types of pneumatic hand tools, most of which are sold at prices ranging from $50 to $1,000, under the names “Florida Pneumatic,” “Universal Tool”, “Jiffy Air Tool”, AIRCAT, NITROCAT, as well as under the trade names or trademarks of several private label customers. These products are sold to retailers, distributors, manufacturers and private label customers through in-house sales personnel and manufacturers’ representatives. The AIRCAT and NITROCAT brands of pneumatic tools are sold primarily to the automotive service and repair market (“automotive market”). Users of Florida Pneumatics’ hand tools include industrial maintenance and production staffs, do-it-yourself mechanics, professional automobile mechanics and auto body personnel. Jiffy manufactures and distributes pneumatic tools and components primarily to aerospace manufacturers.

Hy-Tech

Hy-Tech designs, manufactures, and markets industrial tools, systems, gearing, accessories and a wide variety of replacement parts under various brands including ATP, Numatx, and Thaxton.  Hy-Tech produces and sells heavy-duty pneumatic impact tools, grinders, air motors, hydro-pneumatic riveters, hydrostatic test plugs, impact sockets and custom gears, with prices ranging from $300 to $42,000.

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

Hy-Tech’s Power Transmission Group, or PTG, combined three separate gear companies: its Quality Gear division, Blaz-man Gear, Inc., and Gear Products and Manufacturing, Inc. PTG is a custom gear, gearbox and power transmission system manufacturer located in Punxsutawney, PA In addition to manufacturing a broad range of standard and custom gears for manufacturers in a wide variety of industries, PTG reverse engineers existing gears as well as designs new gears, utilizing state-of-the-art technologies, including 3D imaging and Gleason Gear modeling software.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Descriptions of these policies are discussed in the 2020 Form 10-K, and in the notes to these consolidated financial statements. Certain of these accounting policies require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities, revenues and expenses. On an ongoing basis, we evaluate estimates, including, but not limited to those related to bad debts, inventory reserves, goodwill and intangible assets, warranty reserves, taxes and deferred taxes. We base our estimates on historical data and experience, when available, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions.  Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

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

The impact of the COVID-19 virus and the resultant global economic down-turn has had a material impact on our results in the first quarter of 2021. There are delays in receiving containers from Asia due to a significant increase in international shipping traffic, which has caused intermittent shortages of inventory. In addition, the COVID-19 pandemic has caused many of our customers and potential customers to refuse on-site visits which is critical to generating revenue. We believe that until this pandemic subsides, these two issues will continue to affect our operations.

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

OIL AND GAS

We believe the primary factor contributing to the significant decline occurring in our oil and gas revenue is due to a decline in the price for oil and gas that began in 2020 related to the COVD-19 pandemic. The profitability of crude oil production generally declines as prices fall. As a result, as prices dropped in 2020, production slowed worldwide.  This activity is most easily measured by analyzing the number of active rotary rigs, which is discussed further below. Until these counts return to pre-pandemic levels, we will continue to be impacted negatively.

TECHNOLOGIES

We believe that over time, several newer technologies, and features will have a greater impact on the market for our traditional pneumatic tool offerings. The impact of this evolution has been felt initially by the advent of advanced cordless operated hand tools in the automotive aftermarket. For certain non-automotive applications, we have begun to develop cordless models of tools and expect to introduce these products in the near future.

OTHER MATTERS

On May 13, 2021 Florida Pneumatic detected a ransomware attack on its information technology systems that caused data to be encrypted. The threat actor is demanding a ransom payment for the release of a decryption key. Florida Pneumatic promptly launched an investigation and notified law enforcement, and legal counsel, who in turn engaged independent third-party incident response professionals to assist in, among other areas, determining the magnitude of this cyber incident, restoration and, remediation. Additionally, Florida Pneumatic implemented a series of containment measures. At the present time, the Company believes that its corporate offices and its other subsidiaries, all of which operate on separate, independent networks, have not been affected by this incident. Florida Pneumatic is assessing the potential effect on its operations and financial results, while managing the situation to mitigate its impact.

We do not believe the incident had an impact on its consolidated financial data that was used in the preparation of its Quarterly Report filed on Form 10-Q for the three-month period ended March 31, 2021.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

REVENUE

During the first quarter of 2021, many of our product lines were adversely affected by the global COVID-19 pandemic, which continues to result in greatly reduced orders and revenue for the three-month period ended March 31, 2021.

The tables below provide an analysis of our net revenue for the three-month periods ended March 31, 2021 and 2020:

Consolidated

	Three months ended March 31,
			Increase (decrease)
	2021	2020	$	%
Florida Pneumatic	$10,901,000	$10,030,000	$871,000	8.7%
Hy-Tech	3,044,000	3,320,000	(276,000)	(8.3)
Consolidated	$13,945,000	$13,350,000	$595,000	4.5%

Florida Pneumatic

Florida Pneumatic markets its air tool products to four primary sectors within the pneumatic tool market; Automotive, Retail, Aerospace and Industrial. It also generates revenue from its Berkley products line, as well as a line of air filters and other OEM parts (“Other”).

	Three months ended March 31,
	2021		2020		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
Automotive	$4,102,000	37.6%	$3,232,000	32.2%	$870,000	26.9%
Retail	3,790,000	34.8	2,990,000	29.8	800,000	26.8
Industrial	1,359,000	12.5	1,062,000	10.6	297,000	28.0
Aerospace	1,528,000	14.0	2,599,000	25.9	(1,071,000)	(41.2)
Other	122,000	1.1	147,000	1.5	(25,000)	(17.0)
Total	$10,901,000	100.0%	$10,030,000	100.0%	$871,000	8.7%

Despite the ongoing negative effects on the US and global economies, total fiscal first quarter 2021 revenue at Florida Pneumatic increased 8.7% over the same three-month period in 2020. This improvement was driven by revenue gains in its Automotive, Retail and Industrials sectors. A decline in Aerospace revenue partially offset the above improvements. Stronger consumer demand for its AIRCAT products and, to a lesser degree, modest increased sales at our United Kingdom (“U.K.”) operations, were the primary factors for the increase in Automotive revenue. We believe that as the result of the ongoing battle to disinfect and sanitize homes and businesses alike, Florida Pneumatic encountered an increase in demand, compared to the first quarter of 2020, for various “spray gun” tools and accessories which are sold into the retail channel. Stronger Industrial revenue this quarter than in the same period in the prior year, was driven primarily by increased industrial production. The Boeing Corporation is a major customer of Jiffy. The Boeing 737 MAX aircraft was grounded by the FAA and the EASA in March 2019. Although both agencies have lifted the “No Fly” ruling it imposed on all Boeing 737 MAX aircraft, allowing it to begin flights in the United States, we believe it will take several years for the Boeing Corporation to increase its manufacturing of its 737 MAX aircraft to a volume that would be comparable to pre COVID-19 levels, and thus require our Jiffy tools. Further, the travel restrictions that developed as the result of the COVID-19 pandemic, caused most commercial airlines to curtail orders for other aircraft, which also negatively impacted Florida Pneumatic’s Aerospace revenue. Lastly, orders relating to military aircraft declined, we believe due to COVID-19 constraints placed in manufacturing facilities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - (Continued)

Hy-Tech

Hy-Tech designs, manufactures, and sells a wide range of industrial products under the brands ATP and ATSCO which are categorized as ATP for reporting purposes. In addition to Engineered Solutions, products and components manufactured for other companies under their brands are included in the OEM category in the table below. PTG revenue is comprised of products manufactured and sold by Hy-tech’s gear business. NUMATX, Thaxton and other peripheral product lines, such as general machining, are reported as Other.

	Three months ended March 31,
	2021		2020		Increase (decrease)
	Revenue	Percent of revenue	Revenue	Percent of revenue	$	%
OEM	$1,611,000	52.9%	$1,439,000	43.3%	$172,000	12.0%
ATP	713,000	23.4	1,061,000	32.0	(348,000)	(32.8)
PTG	646,000	21.2	735,000	22.1	(89,000)	(12.1)
Other	74,000	2.5	85,000	2.6	(11,000)	(12.9)
Total	$3,044,000	100.0%	$3,320,000	100.0%	$(276,000)	(8.3)%

The decline in Hy-Tech’s fiscal first quarter 2021 total revenue, compared to the same period in 2020, was primarily due to the following key factors: i) the ongoing negative effects on the US economy caused by the global COVID-19 pandemic; and ii) the severe downturn of the oil and gas market. We believe that our ATP products offering is likely to continue to struggle due to among other things, the ongoing sluggishness of the price of oil and natural gas, which in turn inhibits exploration and drilling. The oil and gas sector in the US has been hindered by the downward pricing pressure caused by among other things, excess supply, and ripple effects from the pandemic. This is evidenced by the significant decline in drilling rigs, which is a metric that we monitor. According to Baker Hughes Inc., the average number of oil rotary rigs in operation during fiscal first quarter 2021 were 302, compared to 671 during the same three-month period in 2020. Similarly, the average number of active gas rotary rigs during the three-month period ended March 31, 2021 was 90, compared to 112, during the same period in the prior year. In the aggregate, the average rotary rigs in operation during the first quarter of 2021 is down by 392, or 50%, when compared to the same three-month period in 2020. As such, early in 2020 we made a decision to focus a greater portion of our product development and marketing efforts on our OEM and PTG products offering. We believe the development of these lines of business should provide Hy-Tech an opportunity to generate new, additional sources of revenue in the future. Further, we are optimistic that as travel restrictions and on-site visitation controls begin to ease, Hy-Tech’s revenue could increase.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - (Continued)

GROSS MARGIN/PROFIT

	Three months ended March 31,		Increase (decrease)
	2021	2020	Amount		%
Florida Pneumatic	$4,200,000	$3,774,000	$426,000		11.3%
As percent of respective revenue	38.5%	37.6%	0.9%	pts
Hy-Tech	$436,000	$708,000	$(272,000)		(38.4)
As percent of respective revenue	14.3%	21.3%	(7.0)%	pts
Total	$4,636,000	$4,482,000	$154,000		3.4%
As percent of respective revenue	33.2%	33.6%	(0.4)%	pts

The slight improvement in Florida Pneumatic’s gross margin was due primarily to product mix. The improved Automotive, Industrial and Retail revenue this quarter, compared to the same three-month period in 2020, contributed to the overall increase in gross margin. This improvement was partially offset by reduced manufacturing at Jiffy, which in turn resulted in under absorption of its manufacturing overhead. As previously discussed, the COVID-19 pandemic continued to have an adverse effect on Hy-Tech, notably reducing revenue causing a reduction in volume through both manufacturing facilities. The reduced manufacturing volume resulted in lower absorption of manufacturing costs during the first quarter of 2021, compared to the same three-month period in 2020. Additionally, Hy-Tech recorded an increase in its obsolete, slow moving inventory charge during the first quarter of 2021, compared to the same period in 2020. Lastly, Hy-Tech’s overall product/customer mix negatively impacted its gross margin during the three-month period ended March 31, 2021.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses (“SG&A”) include salaries and related costs, commissions, travel, administrative facilities, communications costs and promotional expenses for our direct sales and marketing staff, administrative and executive salaries and related benefits, legal, accounting, and other professional fees as well as general corporate overhead and certain engineering expenses.

During the first quarter of 2021, our SG&A declined to $4,991,000, from $5,690,000 incurred during the same three-month period in 2020. The most significant factor contributing to the net decrease was a reduction of professional fees of $493,000. During the first quarter of 2020, we incurred more than $480,000 of expenses related to the relocation and set up the two gear businesses that were acquired in late 2019. Additionally, we reduced our compensation expenses by $246,000. Compensation expense is comprised of base salaries and wages, accrued performance-based bonus incentives and associated payroll taxes and employee benefits. A reduction in accrued performance-based bonus incentives was the bulk of the savings. Further, depreciation expense decline by $40,000. Partially offsetting the above reductions of operating expenses was an increase in variable expenses of $103,000, driven by improved revenue this quarter in certain sectors, compared to revenue in the same three-month period in the prior year. Variable expenses include among other things, commissions, freight out, travel, advertising, shipping supplies and warranty costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

RESULTS OF OPERATIONS - (Continued)

INTEREST

	Three months ended March 31,		Increase (decrease)
	2021	2020	Amount	%
Interest expense attributable to:
Short-term borrowings	$10,000	$51,000	$(41,000)	(80.4)%
PPP loan	8,000	—	8,000	100.0
Amortization expense of debt issue costs	4,000	4,000	—	—

Total	$22,000	$55,000	$(33,000)	(60.0)%

The Applicable Margin, as defined in our Credit Agreement was the same during the three-month periods ended March 31, 2021 and 2020. The average balance of short-term borrowings during the three-month periods ended March 31, 2021 and 2020, were $2,167,000 and $6,281,000, respectively. As the average balance of our short-term borrowings was significantly lower during the first three months of 2021, compared to the same three-month period in 2020, our short-term interest expense (revolver borrowings) declined.

As discussed in Note 9 – CARES Act, to the Company’s consolidated financial statements, in late April 2020, we borrowed approximately $2.9 million from BNB Bank as provided under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The PPP Loan, as defined in Note 9, accrues interest at a rate of 1.0% per annum. Pursuant to the Flexibility Act, as defined in Note 9, interest on any unforgiven amount is deferred until the forgiveness determination is made by the SBA. We will continue to accrue interest charges until a final determination is received from the SBA.

Lastly, we and our bank amended the Credit Agreement in February 2019. The debt issue costs are associated with such amendment.

INCOME TAXES

On March 27, 2020, the CARES Act was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitation and technical corrections to tax depreciation methods for qualified improvement property.

At the end of each interim reporting period, the Company estimates its effective tax rate expected to be applied for the full year. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods. Accordingly, our effective tax rate for the three-month period ended March 31, 2021 was a tax benefit of 18.6%, compared to tax benefit of 40.0% for the three-month period ended March 31, 2020. Included in the three-month period ended March 31, 2020 is a discrete item for net operating loss carrybacks under the CARES Act. The effective tax rates for all periods presented were impacted primarily by state taxes, and non-deductible expenses.

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

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	March 31, 2021	December 31, 2020
Working capital	$20,773,000	$21,258,000
Current ratio	2.90 to 1	3.57 to 1
Shareholders’ equity	$41,261,000	$41,538,000

Credit facility

Our Credit Facility is discussed in Note 8 to the consolidated financial statements.

Payroll Protection Program Loan

On April 20, 2020, we received a $2.9 million PPP Loan, as provided pursuant to the CARES Act. This loan obtained from BNB Bank is unsecured and is guaranteed by the SBA. See Note 9 to the consolidated financial statements for further discussion.

Cash flows

During the three-month period ended March 31, 2021, our net cash increased to $1,047,000 from $904,000 on December 31, 2020. Our total bank debt, which includes borrowings under the CARES Act, at March 31, 2021 was $6,410,000 compared to $4,303,000 at December 31, 2020. The total debt to total book capitalization (total debt divided by total debt plus equity) at March 31, 2021 was 13.4% compared to 9.4% at December 31, 2020.

At March 31, 2021, our short-term or Revolver borrowing was $3,481,000 compared to $1,374,000, at December 31, 2020. Additionally, at March 31, 2021 and December 31, 2020, there was approximately $12,011,000 and $11,971,000, respectively, available to us under the Revolver arrangement.

During the three-month period ended March 31, 2021, we used $68,000 for capital expenditures, compared to $658,000 during the same period in the prior year. Capital expenditures for the balance of 2021 is expected to be approximately $800,000, some of which may be financed through our credit facilities with Capital One Bank or financed through independent third-party financial institutions. The remaining 2021 capital expenditures will likely be for machinery and equipment, tooling, and computer hardware and software.

Customer concentration

At March 31, 2021 and December 31, 2020, accounts receivable from The Home Depot (“THD”) was 36.8% and 38.0%, respectively, of total accounts receivable. Revenue from THD during the three-month periods ended March 31, 2021 and 2020 was 27.2% and 22.4%, respectively, of total revenue. Additionally, during the three-month periods ended March 31, 2021 and 2020, revenue attributable to Amazon.Com, Inc (“Amazon”) was 12.1% and 8.6%, respectively, of the Company’s total net revenue. Accounts receivable attributable to Amazon at March 31, 2021 and December 31, 2020 was 12.3% and 15.8%, respectively, of total net accounts receivable. There were no other customers that accounted for more than 10% of consolidated revenue or accounts receivable during the three-month periods ended March 31, 2021 or 2020.

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

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated, as of March 31, 2021, the effectiveness of the Company’s disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2021, the Company’s management, including its CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective at that date.

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

There have been no material changes to the legal proceedings’ disclosure described in our 2020 Form 10-K.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed under Part I, Item 1A “Risk Factors” in the 2020 Form 10-K, other than the following, which replaces the final risk factor in such Part I, Item 1A in its entirety, the current effects of which are discussed in more detail in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q:

Business disruptions or other costs associated with information technology, cyber-attacks, system implementations, data privacy, or catastrophic losses. We rely heavily on computer systems to manage and operate our businesses, and record and process transactions. Computer systems are important to production planning, customer service and order fulfillment among other business-critical processes. Consistent and efficient operation of the computer hardware and software systems is imperative to the successful sales and earnings performance. Despite efforts to prevent such situations, and loss control and risk management practices that partially mitigate these risks, our systems may be affected by damage or interruption from, among other causes, fire, natural disasters, power outages, system failures or computer viruses. Computer hardware and storage equipment that is integral to efficient operations, such as e-mail, telephone, and other functionality, is concentrated in certain physical locations in which we operate. Additionally, we rely on software applications and enterprise cloud storage systems and cloud computing services provided by third-party vendors, and our business may be adversely affected by service disruptions or security breaches in such third-party systems. Security threats and sophisticated computer crime pose a potential risk to the security of our information technology systems, cloud storage systems, networks, services, and assets, as well as the confidentiality and integrity of some of our customers’ data. If we suffer a loss or disclosure of business or stakeholder information due to security breaches, including as a result of human error and technological failures, and business continuity plans do not effectively address these issues on a timely basis, we may suffer interruptions in our ability to manage operations as well as reputational, competitive, or business harm, which may adversely impact our results of operations and financial condition.

As described in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Trends and Uncertainties,” of this Quarterly Report on Form 10-Q, on May 13, 2021, the Company’s Florida Pneumatic subsidiary detected a ransomware attack on its information technology systems that caused data to be encrypted.

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

P&F INDUSTRIES, INC.
(Registrant)

/s/ JOSEPH A. MOLINO, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: May 17, 2021	(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit

31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	* Interactive Data

* Attached as Exhibit 101 are the following, each formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to consolidated financial statements.

A copy of any of the foregoing exhibits to this Quarterly Report on Form 10-Q may be obtained, upon payment of the Registrant’s reasonable expenses in furnishing such exhibit, by writing to P&F Industries, Inc., 445 Broadhollow Road, Suite 100, Melville New York 11747, Attention: Corporate Secretary.