Form 10-Q
period 2021-06-30
P&F INDUSTRIES INC
filed 2021-08-12
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ⌧    No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧   No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for the complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ⌧

As of August 5, 2021, there were 3,181,286 shares of the registrant’s Class A common stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS

Cash	$1,017,000	$904,000
Accounts receivable — net	8,164,000	7,468,000
Inventories	19,269,000	18,362,000
Prepaid expenses and other current assets	2,527,000	2,806,000
TOTAL CURRENT ASSETS	30,977,000	29,540,000

PROPERTY AND EQUIPMENT
Land	507,000	507,000
Buildings and improvements	3,544,000	3,544,000
Machinery and equipment	25,657,000	25,673,000
	29,708,000	29,724,000
Less accumulated depreciation and amortization	21,111,000	20,329,000
NET PROPERTY AND EQUIPMENT	8,597,000	9,395,000

GOODWILL	4,452,000	4,449,000

OTHER INTANGIBLE ASSETS — net	5,914,000	6,226,000

DEFERRED INCOME TAXES — net	386,000	226,000

RIGHT-OF-USE ASSETS – OPERATING LEASES	2,958,000	3,281,000

OTHER ASSETS — net	107,000	250,000

TOTAL ASSETS	$53,391,000	$53,367,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Short-term borrowings	$370,000	$1,374,000
Accounts payable	3,681,000	2,199,000
Accrued compensation and benefits	1,244,000	525,000
Accrued other liabilities	1,280,000	1,354,000
Current leased liabilities – operating leases	845,000	847,000
Current maturities of long-term debt (PPP loan)	—	1,983,000
TOTAL CURRENT LIABILITIES	7,420,000	8,282,000

Noncurrent leased liabilities – operating leases	2,158,000	2,474,000
Long–term debt, less current maturities (PPP loan)	—	946,000
Other liabilities	110,000	127,000

TOTAL LIABILITIES	9,688,000	11,829,000

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued – 4,453,000 at June 30, 2021, and 4,428,000 at December 31, 2020	4,453,000	4,428,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	14,149,000	14,144,000
Retained earnings	35,872,000	33,756,000
Treasury stock, at cost – 1,273,000 shares at June 30, 2021, and at December 31, 2020	(10,213,000)	(10,213,000)
Accumulated other comprehensive loss	(558,000)	(577,000)

TOTAL SHAREHOLDERS’ EQUITY	43,703,000	41,538,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$53,391,000	$53,367,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months		Six months
	ended June 30,		ended June 30,
	2021	2020	2021	2020
Net revenue	$13,589,000	$11,520,000	$27,535,000	$24,870,000
Cost of sales	8,741,000	8,472,000	18,051,000	17,339,000
Gross profit	4,848,000	3,048,000	9,484,000	7,531,000
Selling, general and administrative expenses	5,458,000	4,620,000	10,449,000	10,310,000
Impairment of goodwill and other intangible assets	—	1,612,000	—	1,612,000
Operating loss	(610,000)	(3,184,000)	(965,000)	(4,391,000)
Loss on sale of property and equipment	—	(1,000)	—	(1,000)
Other income	2,929,000	31,000	2,929,000	31,000
Interest income (expense)	15,000	(41,000)	(7,000)	(97,000)
Income (loss)	2,334,000	(3,195,000)	1,957,000	(4,458,000)
Income tax benefit	(89,000)	(814,000)	(159,000)	(1,319,000)
Net income (loss)	$2,423,000	$(2,381,000)	$2,116,000	$(3,139,000)

Basic earnings (loss) per share	$0.76	$(0.76)	$0.67	$(1.00)
Diluted earnings (loss) per share	$0.76	$(0.76)	$0.66	$(1.00)

Weighted average common shares outstanding:

Basic	3,181,000	3,148,000	3,175,000	3,146,000
Diluted	3,193,000	3,148,000	3,190,000	3,146,000

Net income (loss)	$2,423,000	$(2,381,000)	$2,116,000	$(3,139,000)
Other comprehensive income (loss) - foreign currency translation adjustment	4,000	(12,000)	19,000	(137,000)
Total comprehensive income (loss)	$2,427,000	$(2,393,000)	$2,135,000	$(3,276,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

Three months ended June 30, 2021

								Accumulated
		Class A common		Additional				other
		stock, $1 par		paid-in	Retained	Treasury stock		comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss
Balance, April 1, 2021	$41,261,000	4,453,000	$4,453,000	$14,134,000	$33,449,000	(1,273,000)	$(10,213,000)	$(562,000)

Net income	2,423,000	—	—	—	2,423,000	—	—	—

Restricted common stock compensation	14,000	—	—	14,000	—	—	—	—

Stock-based compensation	1,000	—	—	1,000	—	—	—	—

Foreign currency translation adjustment	4,000	—	—	—	—	—	—	4,000

Balance, June 30, 2021	$43,703,000	4,453,000	$4,453,000	$14,149,000	$35,872,000	(1,273,000)	$(10,213,000)	$(558,000)

Three months ended June 30, 2020

								Accumulated
		Class A common		Additional				other
		stock, $1 par		paid-in	Retained	Treasury stock		comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss
Balance, April 1, 2020	$45,498,000	4,417,000	$4,417,000	$14,087,000	$37,952,000	(1,273,000)	$(10,213,000)	$(745,000)

Net loss	(2,381,000)	—	—	—	(2,381,000)	—	—	—

Restricted common stock compensation	12,000	6,000	6,000	6,000	—	—	—	—

Stock-based compensation	13,000	—	—	13,000	—	—	—	—

Foreign currency translation adjustment	(12,000)	—	—	—	—	—	—	(12,000)

Balance, June 30, 2020	$43,130,000	4,423,000	$4,423,000	$14,106,000	$35,571,000	(1,273,000)	$(10,213,000)	$(757,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

Six months ended June 30, 2021

								Accumulated
		Class A common		Additional				other
		stock, $1 par		paid-in	Retained	Treasury stock		comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss
Balance, January 1, 2021	$41,538,000	4,428,000	$4,428,000	$14,144,000	$33,756,000	(1,273,000)	$(10,213,000)	$(577,000)

Net income	2,116,000	—	—	—	2,116,000	—	—	—

Restricted common stock compensation	27,000	25,000	25,000	2,000	—	—	—	—

Stock-based compensation	3,000	—	—	3,000	—	—	—	—

Foreign currency translation adjustment	19,000	—	—	—	—	—	—	19,000

Balance, June 30, 2021	$43,703,000	4,453,000	$4,453,000	$14,149,000	$35,872,000	(1,273,000)	$(10,213,000)	$(558,000)

Six months ended June 30, 2020

								Accumulated
		Class A common		Additional				other
		stock, $1 par		paid-in	Retained	Treasury stock		comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss
Balance, January 1, 2020	$46,506,000	4,416,000	$4,416,000	$14,056,000	$38,867,000	(1,273,000)	$(10,213,000)	$(620,000)

Net loss	(3,139,000)	—	—	—	(3,139,000)	—	—	—

Exercise of stock options	3,000	1,000	1,000	2,000

Restricted common stock compensation	25,000	6,000	6,000	19,000	—	—	—	—

Stock-based compensation	29,000	—	—	29,000	—	—	—	—

Dividends	(157,000)	—	—	—	(157,000)	—	—	—

Foreign currency translation adjustment	(137,000)	—	—	—	—	—	—	(137,000)

Balance, June 30, 2020	$43,130,000	4,423,000	$4,423,000	$14,106,000	$35,571,000	(1,273,000)	$(10,213,000)	$(757,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months
	ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$2,116,000	$(3,139,000)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Non-cash and other charges:
Depreciation and amortization	902,000	881,000
Amortization of other intangible assets	316,000	386,000
Amortization of operating lease assets	449,000	452,000
Amortization of debt issue costs	8,000	8,000
Amortization of consideration payable to a customer	135,000	135,000
Provision for losses on (recovery of) accounts receivable	59,000	(7,000)
Stock-based compensation	3,000	29,000
Restricted stock-based compensation	27,000	25,000
Forgiveness of PPP loan	(2,929,000)	—
Deferred income taxes	(159,000)	(656,000)
Loss on sale or disposal of fixed assets	7,000	1,000
Gain on lease obligation settlement	—	(31,000)
Impairment of goodwill and other intangible assets	—	1,612,000
Changes in operating assets and liabilities:
Accounts receivable	(750,000)	1,882,000
Inventories	(895,000)	1,206,000
Prepaid expenses and other current assets	414,000	(732,000)
Accounts payable	1,482,000	1,332,000
Accrued compensation and benefits	718,000	(1,215,000)
Accrued other liabilities and other current liabilities	(64,000)	(477,000)
Operating lease liabilities	(443,000)	(482,000)
Other liabilities	(28,000)	6,000
Total adjustments	(748,000)	4,355,000
Net cash provided by operating activities	1,368,000	1,216,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months
	ended June 30,
	2021	2020
Cash Flows from Investing Activities:
Capital expenditures	$(247,000)	$(915,000)
Proceeds from sale of fixed asset	—	1,000
Net cash used in investing activities	(247,000)	(914,000)

Cash Flows from Financing Activities:
Dividend payments	—	(157,000)
Proceeds from exercise of stock options	—	3,000
Net repayments from short-term borrowings	(1,004,000)	(3,074,000)
Proceeds from PPP loan	—	2,929,000
Net cash used in financing activities	(1,004,000)	(299,000)

Effect of exchange rate changes on cash	(4,000)	(15,000)
Net increase (decrease) in cash	113,000	(12,000)
Cash at beginning of period	904,000	380,000
Cash at end of period	$1,017,000	$368,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$19,000	$97,000
Taxes	$12,000	$—
Cash paid for amounts included in the measurement of operating lease liabilities	$6,000	$5,000

Non-cash information:
Right of Use (“ROU”) assets recognized for new operating lease liabilities	$53,000	$140,000

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

The consolidated balance sheet information as of December 31, 2020, was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”). The interim consolidated financial statements contained herein should be read in conjunction with the 2020 Form 10-K.

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

The Company - Continued

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

Hy-Tech’s Power Transmission Group, or PTG, is a custom gear, gearbox and power transmission system manufacturer. In addition to manufacturing a broad range of standard and custom gears for manufacturers in a wide variety of industries, PTG reverse engineers existing gears as well as designs new gears, utilizing state-of-the-art technologies, including 3D imaging and Gleason Gear modeling software.

COVID-19

On March 11, 2020, the World Health Organization designated the novel coronavirus (“COVID-19”) as a global pandemic. The Company continues to actively monitor COVID-19 and its continued impact on its operations and financial results. All its manufacturing plants are open. However, the Company is beginning to incur delays in container shipments from Asia as well as significant increases in inbound ocean freight costs, which the Company believes is due primarily to the global pandemic. We expect this to continue for the foreseeable future. The Company’s corporate office and business units are continuing to work alongside their external business partners and customers to minimize the continued business constraints caused by COVID-19 on its business.

Due in large part to shelter-in-place restrictions that were implemented in late first quarter of 2020, which for many has been lifted during the latter portion of 2020 and early 2021, as well as significant decreases in travel and customer consumption behavior, the Company experienced a reduction in its revenue and earnings per share during 2020 and has continued to a lesser a degree during the first six months of 2021. It is unclear what the financial impacts from COVID-19 will be on the Company’s businesses in the future.

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

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES - (Continued)

Going Concern Assessment - Continued

The impact of COVID-19 on the Company’s business has been considered in these assumptions; however, it is unclear what the full impact of COVID-19 will be or when the Company believes a return to more normal operations may occur. Further, as part of the business incentives offered in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company, on April 20, 2020, received a $2.9 million Payroll Protection Program (“PPP”) loan. See Note 9 - CARES Act to the Company’s consolidated financial statements for further discussion.

The accompanying consolidated financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business.

Customer Concentration

At June 30, 2021, and December 31, 2020, accounts receivable from The Home Depot (“THD”) was 38.1% and 38.0%, respectively, of total accounts receivable. Accounts receivable attributable to Amazon.Com, Inc., (“Amazon”) at June 30, 2021, and December 31, 2020, was 9.1% and 15.8%, respectively, of total net accounts receivable. Revenue from THD, stated as a percentage of the Company’s total revenue during the three and six-month periods ended June 30, 2021, was 27.7% and 27.4%, respectively, and 24.8% and 23.5%, respectively, for the same periods in 2020. During the three and six-month periods ended June 30, 2021, revenue attributable to Amazon stated as a percentage of the Company’s total revenue, was 8.1% and 10.1%, respectively, and 8.4% and 8.5% of the Company’s total net revenue for the same periods in the prior year. There were no other customers that accounted for more than 10% of consolidated revenue or accounts receivable during the three and six-month periods ended June 30, 2021, or 2020.

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

Lease Accounting - Continued

If the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate as the discount rate. The Company uses its best judgement when determining the incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term to the lease payments in a similar currency.

The Company’s operating leases include vehicles, office space and the use of real property. The Company has not identified any new material finance leases for the three months ended June 30, 2021.

The Company considers any options to extend the term of a lease when measuring the Right of Use lease asset.

For the three and six-month periods ended June 30, 2021, the Company had $225,000 and $449,000, respectively, in operating lease expense, compared to $218,000 and $452,000 for the same periods in 2020.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of June 30, 2021:

	As of June 30, 2021
2021 (excluding the six months ended June 30, 2021)	$438,000
2022	790,000
2023	678,000
2024	399,000
2025	184,000
Thereafter	867,000
Total operating lease payments	3,356,000
Less imputed interest	(355,000)
Total operating lease liabilities	$3,001,000

Weighted average remaining lease term	5.8	years
Weighted average discount rate	4.2%

Revenue Recognition

The Company’s revenue recognition policies are detailed in its 2020 Form 10-K. The following tables present the Company’s revenues recognized under ASC Topic 606, “Revenue from Contracts with Customers”, for the six-month periods ended June 30, 2021, and 2020.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES - (Continued)

Florida Pneumatic

Florida Pneumatic markets its air tool products to four primary sectors within the pneumatic tool market; Retail, Automotive, Industrial and Aerospace. It also generates revenue from its Berkley products line, as well as a line of air filters and other OEM parts are reported as Other.

	Three months ended June 30,
	2021		2020		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Automotive	$3,782,000	35.3%	$2,928,000	33.9%	$854,000	29.2%
Retail	3,763,000	35.1	2,860,000	33.1	903,000	31.6
Industrial	1,303,000	12.3	817,000	9.4	486,000	59.5
Aerospace	1,734,000	16.2	1,934,000	22.4	(200,000)	(10.3)
Other	130,000	1.1	101,000	1.2	29,000	28.7
Total	$10,712,000	100.0%	$8,640,000	100.0%	$2,072,000	24.0%

	Six months ended June 30,
	2021		2020		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Automotive	$7,884,000	36.5%	$6,160,000	33.0%	$1,724,000	28.0%
Retail	7,553,000	34.9	5,851,000	31.3	1,702,000	29.1
Industrial	2,662,000	12.3	1,879,000	10.1	783,000	41.7
Aerospace	3,262,000	15.1	4,533,000	24.3	(1,271,000)	(28.0)
Other	253,000	1.2	247,000	1.3	6,000	2.4
Total	$21,614,000	100.0%	$18,670,000	100.0%	$2,944,000	15.8%

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

	Three months ended June 30,
	2021		2020		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
OEM	$1,408,000	48.9%	$1,202,000	41.7%	$206,000	17.1%
ATP	779,000	27.1	569,000	19.8	210,000	36.9
PTG	604,000	21.0	1,021,000	35.5	(417,000)	(40.8)
Other	86,000	3.0	88,000	3.0	(2,000)	(2.3)
Total	$2,877,000	100.0%	$2,880,000	100.0%	$(3,000)	(0.1)%

	Six months ended June 30,
	2021		2020		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
OEM	$3,019,000	51.0%	$2,641,000	42.6%	$378,000	14.3%
ATP	1,492,000	25.2	1,629,000	26.3	(137,000)	(8.4)
PTG	1,250,000	21.1	1,757,000	28.3	(507,000)	(28.9)
Other	160,000	2.7	173,000	2.8	(13,000)	(7.5)
Total	$5,921,000	100.0%	$6,200,000	100.0%	$(279,000)	(4.5)%

Recently Adopted Accounting Pronouncements

During the six-month period ended June 30, 2021, there were no accounting pronouncements or other authoritative guidance issued that the Company adopted. No other new accounting pronouncement issued or effective during the three and six-month period ended June 30, 2021, has or is expected to have a material impact on our consolidated financial statements or disclosures.

NOTE 2 – INCOME (LOSS) PER SHARE

Basic income (loss) per common share is based only on the average number of shares of Common Stock outstanding for the periods. Diluted income (loss) per common share reflects the effect of shares of Common Stock issuable upon the exercise of options unless the effect on earnings is anti-dilutive.

Diluted income (loss) per common share is computed using the treasury stock method. Under this method, the aggregate number of shares of Common Stock outstanding reflects the assumed use of proceeds from the hypothetical exercise of any outstanding options to purchase shares of Common Stock. The average market value for the period is used as the assumed purchase price.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 – INCOME (LOSS) PER SHARE – (Continued)

The following table sets forth the elements of basic and diluted income (loss) per common share:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator for basic and diluted income (loss) per common share:
Net income (loss)	$2,423,000	$(2,381,000)	$2,116,000	$(3,139,000)

Denominator:
Denominator for basic earnings (loss) per share - weighted average common shares outstanding	3,181,000	3,148,000	3,175,000	3,146,000
Dilutive securities (1)	12,000	—	15,000	—
Denominator for diluted income (loss) per share - weighted average common shares outstanding	3,193,000	3,148,000	3,190,000	3,146,000

(1) Dilutive securities consist of the “in the money” stock options. In the event of a loss, options are considered anti-dilutive and are therefore not included in the calculation of diluted

At June 30, 2021, and 2020, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Common Stock for the period. The weighted average of anti-dilutive stock options outstanding was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Weighted average anti-dilutive stock options outstanding	139,000	186,000	140,000	166,000

NOTE 3 – STOCK-BASED COMPENSATION

There were no options granted or issued during the six-month period ended June 30, 2021.

The following is a summary of the changes in outstanding options during the six-month period ended June 30, 2021:

		Weighted	Weighted average
		average	remaining	Aggregate
		exercise	contractual life	intrinsic
	Option shares	price	(years)	value
Outstanding, January 1, 2021	200,878	$6.59	4.1	$85,663
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	16,199	4.37	—	—
Outstanding, June 30, 2021	184,679	$6.79	3.9	$82,593
Vested, June 30, 2021	182,011	$6.76	3.8	$82,593

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 – STOCK-BASED COMPENSATION - (Continued)

		Weighted
		average grant-
	Option shares	date fair value
Non-vested options, January 1, 2021	5,334	$4.60
Granted	—	—
Vested	(2,666)	4.60
Forfeited	—	—
Non-vested options, June 30, 2021	2,668	$4.60

On April 22, 2021, the Company’s Board of Directors (the “Board”) approved the amendment and restatement of the P&F Industries, Inc. 2012 Stock Incentive Plan, (the “2012 Plan”) to be renamed the P&F Industries, Inc. 2021 Stock Incentive Plan (the “2021 Plan”) following the approval and recommendation of the Compensation Committee of the Board (the “Compensation Committee”). The 2021 Plan amends and restates the 2012 Plan in its entirety and, among other things, incorporates the following key changes: (i) it increases the aggregate share reserve by an additional 175,000 shares for a total share reserve of 500,000 shares; (ii) it limits the aggregate amount of stock-based and cash-based awards to any non-employee director with respect to any fiscal year for service to the Board at $300,000 (or $450,000 for a non-employee director serving in a lead role); and (iii) extends the term from April 20, 2022 to April 22, 2031. The amendment and restatement was approved by the Board and was approved by the Company’s shareholders during its 2021 Annual Meeting of Stockholders held on May 26, 2021. As a result of the foregoing, the remaining number of shares of Common Stock available for issuance under the 2021 Plan at June 30, 2021, was 196,857.

Restricted Stock

On February 16, 2021, the Company granted 25,000 restricted shares of its Common Stock to its Chief Financial Officer. The Company determined that the fair value of these shares was $6.36 per share, which was the closing price of the Company’s Common Stock on the date of the grant. The Company will ratably amortize over a five-year vesting period the total non-cash compensation expense of approximately $159,000, or $32,000 per annum, to selling, general and administrative expenses.

On May 20, 2020, the Company granted 1,250 restricted shares of its Common Stock to each non-employee member of its Board of Directors, totaling 6,250 restricted shares. The Company determined that the fair value of these shares was $5.14 per share, which was the closing price of the Company’s Common Stock on the date of the grant. These shares cannot be traded earlier than the first anniversary of the grant date. The Company ratably amortized the total non-cash compensation expense of approximately $32,000 to selling, general and administrative expenses through May 2021.

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

NOTE 4 – FAIR VALUE MEASUREMENTS - (Continued)

Level 3:   Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation.

The guidance requires the use of observable market data if such data is available without undue cost and effort.

As of June 30, 2021, and December 31, 2020, the carrying amounts reflected in the accompanying consolidated balance sheets for current assets and current liabilities approximated fair value due to the short-term nature of these accounts.

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

NOTE 5 – ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	June 30, 2021	December 31, 2020
Accounts receivable	$8,480,000	$7,726,000
Allowance for doubtful accounts, sales discounts and chargebacks	(316,000)	(258,000)
	$8,164,000	$7,468,000

NOTE 6 – INVENTORIES

Inventories consist of:

	June 30, 2021	December 31, 2020
Raw material	$1,981,000	$2,077,000
Work in process	1,319,000	1,127,000
Finished goods	15,969,000	15,158,000
	$19,269,000	$18,362,000

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill are as follows:

Balance, January 1, 2021	$4,449,000
Currency translation adjustment	3,000
Balance, June 30, 2021	$4,452,000

The Company determined that no triggering event occurred during the second quarter fiscal of 2021.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS - (Continued)

Other intangible assets

	June 30, 2021			December 31, 2020
		Accumulated	Net book		Accumulated	Net book
	Cost	amortization	value	Cost	amortization	value
Other intangible assets:
Customer relationships (1)	$6,505,000	$3,292,000	$3,213,000	$6,502,000	$3,034,000	$3,468,000
Trademarks and trade names (1)	2,189,000	—	2,189,000	2,187,000	—	2,187,000
Trademarks and trade names	200,000	66,000	134,000	200,000	59,000	141,000
Engineering drawings	330,000	247,000	83,000	330,000	239,000	91,000
Non-compete agreements (1)	336,000	281,000	55,000	335,000	266,000	69,000
Patents	1,286,000	1,046,000	240,000	1,286,000	1,016,000	270,000
Totals	$10,846,000	$4,932,000	$5,914,000	$10,840,000	$4,614,000	$6,226,000
(1)	A portion of these intangibles are maintained in a foreign currency and are therefore subject to foreign exchange rate fluctuations.

The weighted average amortization period for intangible assets was as follows:

	June 30, 2021	December 31, 2020
Customer relationships	7.1	7.6
Trademarks and trade names	10.0	10.5
Engineering drawings	5.6	6.1
Non-compete agreements	2.5	3.0
Patents	4.8	5.2

Amortization expense of intangible assets subject to amortization was as follows:

Three months ended June 30,		Six months ended June 30,
2021	2020	2021	2020
$157,000	$191,000	$316,000	$386,000

Amortization expense for the balance of 2021, and for each of the next five years and thereafter is estimated to be as follows:

July 1, through December 31, 2021	$315,000
2022	630,000
2023	626,000
2024	577,000
2025	548,000
Thereafter	1,029,000
$3,725,000

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

At June 30, 2021, short-term or Revolver borrowing was $370,000, compared to $1,374,000, at December 31, 2020. Applicable Margin Rates at June 30, 2021, and December 31, 2020, for LIBOR and Base Rates were 1.50% and 0.50%, respectively. Additionally, at June 30, 2021, and December 31, 2020, there was approximately $13,627,000 and $11,971,000, respectively, available to the Company under its Revolver arrangement.

The average balance of short-term borrowings from our Bank during the three and six-month period ended June 30, 2021, was $1,921,000, and $2,043,000, compared to $5,347,000, and $5,812,000, for the same three and six-month periods in 2020.

NOTE 9 – CARES Act

On April 20, 2020, the Company received a PPP loan in the amount of $2,929,000, as provided pursuant to the CARES Act and administered by the United States Small Business Administration (“SBA”). The PPP loan, which is unsecured and guaranteed by the SBA, was designed to create economic stimulus by providing additional operating capital to small businesses in the U.S., such as P&F. To facilitate the PPP loan, the Company entered into a Promissory Note dated April 17, 2020, with BNB Bank as the lender (the “Lender”) (the “PPP Promissory Note”).

Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020 (the “Flexibility Act”), the Company would be eligible to apply for and receive forgiveness for all or a portion of the PPP loan. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for certain permissible purposes as set forth in the PPP, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”) incurred during the 24 weeks subsequent to funding, and on the maintenance of employee compensation levels, as defined, following the funding of the PPP loan. In February 2021, in accordance with the Flexibility Act, the Company filed an application for forgiveness with the Lender, who approved this submission and subsequently submitted the Company’s application to the SBA. On June 9, 2021, the Company was advised that the SBA had approved the Company’s PPP loan forgiveness application and as such, the PPP loan and interest were forgiven in its entirety, and recorded as other income.

At December 31, 2020, the current portion of the PPP loan debt was $1,983,000, with $946,000 accounted for as long-term debt.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 10 – DIVIDEND PAYMENTS

The Company’s Board of Directors have not declared dividends in 2021.

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

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of P&F Industries, Inc. and subsidiaries (“P&F”, or the “Company”). P&F and its representatives may, from time-to-time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to shareholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “would,” “could,” “should,” and their opposites and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. Any forward-looking statements contained herein, including those related to the Company’s future performance, are based upon the Company’s historical performance and on current plans, estimates and expectations. All forward-looking statements involve risks and uncertainties. These risks and uncertainties could cause the Company’s actual results for all or part the 2021 fiscal year and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company for a number of reasons including, but not limited to:

●	Risks related to the global outbreak of COVID-19 and other public health crises;
●	Risks associated with sourcing from overseas;
●	Disruption in the global capital and credit markets;
●	Importation delays;
●	Customer concentration;
●	Unforeseen inventory adjustments or changes in purchasing patterns;
●	Market acceptance of products;
●	Competition;
●	Price reductions;
●	Exposure to fluctuations in energy prices;
●	The strength of the retail economy in the United States and abroad;
●	Risks associated with Brexit;
●	Adverse changes in currency exchange rates;
●	Interest rates;
●	Debt and debt service requirements;
●	Borrowing and compliance with covenants under our credit facility;
●	Impairment of long-lived assets and goodwill;
●	Retention of key personnel;
●	Acquisition of businesses;
●	Regulatory environment;
●	Litigation and insurance;
●	The threat of terrorism and related political instability and economic uncertainty; and
●	Business disruptions or other costs associated with information technology, cyber-attacks, system implementations, data privacy or catastrophic losses,

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

OVERVIEW

During the second quarter of 2021, significant factors that impacted our results of operations were the:

●	Ongoing negative impact of the COVID-19 pandemic on revenue and income;

●	Ongoing production slow-down by Boeing of its 737 MAX aircraft, as well as significant reductions in activity at other commercial and military aerospace manufacturing facilities; and

●	Forgiveness of the PPP loan of $2,929,000 by the SBA.

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

Hy-Tech’s Power Transmission Group, or PTG, is a custom gear, gearbox and power transmission system manufacturer located in Punxsutawney, PA. In addition to manufacturing a broad range of standard and custom gears for manufacturers in a wide variety of industries, PTG reverse engineers existing gears as well as designs new gears, utilizing state-of-the-art technologies, including 3D imaging and Gleason Gear modeling software.

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

A key economic measure relevant to us is the cost of the raw materials in our products. Key materials include metals, especially various types of steel and aluminum. Also important is the value of the United States Dollar (“USD”) in relation to the Taiwanese dollar (“TWD”), as we purchase a significant portion of our products from Taiwan. Purchases from Chinese sources are made in USD; however, if the Chinese currency, the Renminbi (“RMB”), were to be revalued against the USD, there could be a negative impact on the cost of our products. Additionally, we closely monitor the fluctuation in the Great British Pound (“GBP”) to the USD, and the GBP to TWD, both of which can have an impact on the consolidated results. In addition, we monitor both the price of crude oil as well as the number of operating rotary drilling rigs in the United States, as a means of gauging actual and potential oil production, which is a key factor in our sales into the oil and gas exploration and extraction sector.

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

The COVID-19 virus and the resultant global economic down-turn continues to have a negative impact on our three and six-month 2021 results. There are delays in receiving containers from Asia due to a significant increase in international shipping traffic, which has caused intermittent shortages of inventory. Further, the costs of international freight has greatly increased. In addition, the COVID-19 pandemic has caused many of our customers and potential customers to refuse on-site visits, which is critical to generating revenue. We believe that until the above issues subside, our business will likely continue to be adversely affected.

BOEING/AEROSPACE

The Federal Aviation Administration (“FAA”) and the European Union Aviation Safety Agency (“EASA”) have lifted the grounding of the 737 MAX. However, production is still very limited due to the inventory at Boeing and the reluctance of airlines to accept deliveries due to weak air travel demand. This will likely continue to have an adverse effect on our revenue. In addition, production of military and other commercial aircraft throughout the industry has slowed as well, we believe due to the ongoing global COVID-19 pandemic. However, we believe when all other commercial and military production lines throughout the United States come back online, an increase in our revenue should follow.

OIL AND GAS

The profitability of crude oil production generally declines when prices fall. As a result, as prices dropped in 2020, production slowed worldwide. However, the price of crude oil has begun to improve. As such, orders and activity during this quarter have begun to strengthen. In addition to the price of crude oil we monitor the number of active rotary rigs, which is discussed elsewhere. Until crude price and rig counts return to pre-pandemic levels, it is likely we could continue to be negatively impacted.

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

OTHER MATTERS

On May 13, 2021, Florida Pneumatic detected a ransomware attack on its information technology systems that caused data to be encrypted. The threat actor demanded a ransom payment for the release of a decryption key. Florida Pneumatic promptly launched an investigation and notified law enforcement, and legal counsel, who in turn engaged independent third-party incident response professionals to assist in, among other areas, determining the extent of this cyber incident, remediation and restoration. Additionally, Florida Pneumatic implemented a series of containment measures. At the present time, we believe all critical Florida Pneumatic information technology systems, are operational. We believe that our corporate office and our other subsidiaries, all of which operate on separate, independent networks, were not affected by this incident.

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

RESULTS OF OPERATIONS

REVENUE

During the second quarter of 2021, many of our product lines were still affected to some degree by the global COVID-19 pandemic, which caused our orders and revenue for the three and six-month period ended June 30, 2021 to be less than pre-pandemic levels.

The tables below provide an analysis of our net revenue for the three and six-month periods ended June 30, 2021, and 2020:

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - (Continued)

Consolidated

	Three months ended June 30,
			Increase (decrease)
	2021	2020	$	%
Florida Pneumatic	$10,712,000	$8,640,000	$2,072,000	24.0%
Hy-Tech	2,877,000	2,880,000	(3,000)	(0.1)
Consolidated	$13,589,000	$11,520,000	$2,069,000	18.0%

	Six months ended June 30,
			Increase (decrease)
	2021	2020	$	%
Florida Pneumatic	$21,614,000	$18,670,000	$2,944,000	15.8%
Hy-Tech	5,921,000	6,200,000	(279,000)	(4.5)
Consolidated	$27,535,000	$24,870,000	$2,665,000	10.7%

Florida Pneumatic

Florida Pneumatic markets its air tool products to four primary sectors within the pneumatic tool market; Automotive, Retail, Aerospace and Industrial. It also generates revenue from its Berkley products line, as well as a line of air filters and other OEM parts (“Other”).

	Three months ended June 30,
	2021		2020		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Automotive	$3,782,000	35.3%	$2,928,000	33.9%	$854,000	29.2%
Retail	3,763,000	35.1	2,860,000	33.1	903,000	31.6
Industrial	1,303,000	12.3	817,000	9.4	486,000	59.5
Aerospace	1,734,000	16.2	1,934,000	22.4	(200,000)	(10.3)
Other	130,000	1.1	101,000	1.2	29,000	28.7
Total	$10,712,000	100.0%	$8,640,000	100.0%	$2,072,000	24.0%

	Six months ended June 30,
	2021		2020		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Automotive	$7,884,000	36.5%	$6,160,000	33.0%	$1,724,000	28.0%
Retail	7,553,000	34.9	5,851,000	31.3	1,702,000	29.1
Industrial	2,662,000	12.3	1,879,000	10.1	783,000	41.7
Aerospace	3,262,000	15.1	4,533,000	24.3	(1,271,000)	(28.0)
Other	253,000	1.2	247,000	1.3	6,000	2.4
Total	$21,614,000	100.0%	$18,670,000	100.0%	$2,944,000	15.8%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - (Continued)

Although much of U.S. and global economies were still suppressed due to the global COVID-19 pandemic during the second quarter of 2021, all of Florida Pneumatic’s lines of business, other than aerospace, are reporting improvements. As a result, Florida Pneumatic’s second quarter 2021 total revenue increased $2,072,000, or 24%, compared to the same period in 2020. Of note, driven by among other things, increased demand for various “spray gun” tools and accessories, which we believe is being driven by the ongoing battle to disinfect and sanitize homes and businesses alike, and other “Do-It-Yourself”, or DIY pneumatic hand tools, its Retail revenue increased 31.6%, quarter over quarter. Additionally, stronger consumer demand for its AIRCAT products and, to a lesser degree, modest increased sales at our United Kingdom (“U.K.”) operations, were the primary factors for the increase in Automotive revenue. Further, Florida Pneumatic’s second quarter 2021 Industrial revenue improved 59.5% over the same period a year ago. This increase, we believe is due in part to certain sectors beginning to recover from the ill effects of the pandemic. However, its second quarter 2021 Aerospace revenue declined 10.3%, compared to the same period in 2020. The Boeing Corporation is a major customer of Jiffy. The Boeing 737 MAX aircraft was grounded by the FAA and the EASA in March 2019. Although both agencies have lifted the “No Fly” ruling it imposed on all Boeing 737 MAX aircraft, allowing it to begin flights in the United States, and Europe, we believe it will take several years for the Boeing Corporation to increase its manufacturing of its 737 MAX aircraft to a volume that would be comparable to pre COVID-19 levels, and thus require a material amount of our Jiffy tools. Lastly, orders from other aerospace companies and military aircraft manufacturers declined, we believe, due to COVID-19 constraints placed on manufacturing facilities.

An analysis of Florida Pneumatic’s six-month revenue is fairly consistent with its second quarter 2021 results discussed above. Specifically, its Automotive revenue, driven by growing demand for its AIRCAT line of pneumatic hand tools, plus stronger sales generated by its UK operations, improved 28% when compared to the same six-month period in 2020. Additionally, its year-to-date Retail revenue, driven primarily by demand for spray gun type tools and accessories, as well as other DIY pneumatic tools and accessories, improved by 29.1%. Further, its Industrial revenue also encountered growth, which we believe is driven primarily by certain sectors beginning to recover from the effects of the pandemic during 2020. As discussed above, the on-going weakness in Jiffy’s aviation customer base continues to result in lower revenue. We do believe however, that this trend should ease and slowly reverse.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - (Continued)

	Three months ended June 30,
	2021		2020		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
OEM	$1,408,000	48.9%	$1,202,000	41.7%	$206,000	17.1%
ATP	779,000	27.1	569,000	19.8	210,000	36.9
PTG	604,000	21.0	1,021,000	35.5	(417,000)	(40.8)
Other	86,000	3.0	88,000	3.0	(2,000)	(2.3)
Total	$2,877,000	100.0%	$2,880,000	100.0%	$(3,000)	(0.1)%

	Six months ended June 30,
	2021		2020		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
OEM	$3,019,000	51.0%	$2,641,000	42.6%	$378,000	14.3%
ATP	1,492,000	25.2	1,629,000	26.3	(137,000)	(8.4)
PTG	1,250,000	21.1	1,757,000	28.3	(507,000)	(28.9)
Other	160,000	2.7	173,000	2.8	(13,000)	(7.5)
Total	$5,921,000	100.0%	$6,200,000	100.0%	$(279,000)	(4.5)%

During the second quarter of 2021, Hy-Tech began to encounter modest signs that the ill effects of the pandemic may be beginning to ease. Customer orders for its OEM and ATP product lines improved when compared to the same three-month period a year ago, resulting in revenue growth of 17.1% and 36.9%, respectively. Its Engineered Solutions approach continues to gain momentum, which is driving its OEM revenue growth. ATP revenue improvement was due in large part to a rebound in the pneumatic tool rental sector, and a slight increase in the number of oil and gas rigs. According to Baker Hughes Inc., the average number of oil and gas rotary rigs in operation during the fiscal second quarter 2021 were 453, compared to 392 during the same three-month period in 2020. Additionally, in an effort to increase market penetration, Hy-Tech has “refreshed” and or improved a number of its ATP tools, as well as began to market a new line of large impact wrenches. Hy-Tech believes that the Magnum Force line, its new series of super duty industrial impact tools, that are designed specifically for use in demanding environments, such as refinery turnarounds, power generation outages, structural steel erection, mining and other similar bolting applications, is gaining acceptance. The above increases were offset by a quarter over quarter decline in its PTG revenue. It should be noted that the backlog entering the second quarter of 2020 was much greater than that entering the second quarter of 2021, which was prior to the pandemic. Additionally, PTG encountered delays and disruptions in its supply channel during the second quarter of 2021.

The decline in Hy-Tech’s total revenue for the six-month period ended June 30, 2021, compared to the same period in 2020, was primarily due to the following key factors: i) the ongoing negative effects on the U.S. economy caused by the global COVID-19 pandemic, particularly adversely affecting PTG revenue and operations; and ii) supply chain interruptions from both domestic and international suppliers. When comparing the six-month periods ended June 30, 2021, and 2020, ATP revenue decreased by 8.4%. We believe the second quarter results discussed earlier is more reflective of the business. We are beginning to see improvement in the number and size of ATP orders and are optimistic about market acceptance of our Magnum Force line. OEM revenue increased 14.3% during the six-month period ended June 30, 2021, compared to the same period in 2020, due primarily to the year over year growth in its Engineered Solutions marketing campaign. PTG’s six-month 2021 revenue declined 28.9%, due primarily to the factors discussed earlier. As travel restriction ease and customers begin to accept visitors, we believe order levels should improve. In addition, we are working with vendors and improving internal systems toward the goal of greatly reducing supply chain issues moving forward.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - (Continued)

GROSS MARGIN/PROFIT

	Three months ended June 30,		Increase
	2021	2020	Amount		%
Florida Pneumatic	$4,165,000	$3,208,000	$957,000		29.8%
As percent of respective revenue	38.9%	37.1%	1.8%	pts
Hy-Tech	$683,000	$(160,000)	$843,000		526.9
As percent of respective revenue	23.7%	(5.6)%	29.3%	pts
Total	$4,848,000	$3,048,000	$1,800,000		59.1%
As percent of respective revenue	35.7%	26.5%	9.2%	pts

The slight improvement in Florida Pneumatic’s gross margin was due primarily to product mix. The improved Industrial and Automotive revenue this quarter, compared to the same three-month period in 2020, contributed to its overall increase in gross margin. This improvement was partially offset by reduced manufacturing at Jiffy, which in turn resulted in under absorption of its manufacturing overhead. While Hy-Tech’s overall product/customer mix is a key factor in its overall gross margin, it should be noted that Hy-Tech’s second quarter gross margin of 23.7% reflects a 29.3 percentage point improvement, when compared to the same three-month period in 2020. This increase was driven by a slight improvement in its manufacturing overhead absorption. Additionally, during the second quarter of 2020, Hy-Tech recorded an additional charge to its obsolete, slow moving inventory (“OSMI”), and recorded a physical inventory adjustment, whereas no additional charges were incurred during the three-month period ended June 30, 2021.

	Six months ended June 30,		Increase
	2021	2020	Amount		%
Florida Pneumatic	$8,365,000	$6,984,000	$1,381,000		19.8%
As percent of respective revenue	38.7%	37.4%	1.3%	pts
Hy-Tech	$1,119,000	$547,000	$572,000		104.6
As percent of respective revenue	18.9%	8.8%	10.1%	pts
Total	$9,484,000	$7,531,000	$1,953,000		25.9%
As percent of respective revenue	34.4%	30.3%	4.1%	pts

Generally, customer and product mix greatly affect Florida Pneumatic’s gross margin. As discussed earlier, the increase in Florida Pneumatic’s higher margin Industrial and, to lesser degree, its Automotive sales, contributed to the higher gross margin this quarter compared to the same six-month period in 2020. This improvement was partially offset by under absorption of Jiffy’s manufacturing overhead, due to the reduction of product being produced. As Hy-Tech’s nearly manufactures all of its products, its gross margin will be impacted not only by customer/product mix, but also by, among other factors, absorption of manufacturing overhead, raw material pricing and third-party costs. Additionally, Hy-Tech’s OSMI can fluctuate more easily than Florida Pneumatic’s. That said, Hy-Tech’s gross margin for the six months ended June 30, 2021, was 18.9%, which reflects a 10.1 percentage point increase over the same period in the prior year. As discussed above, during the six-month period ended June 30, 2020, Hy-Tech recorded additional charges to its OSMI allowance and an adjustment to its physical inventory, both adversely affecting its 2020 gross margin, whereas there were no additional charges incurred during the six months ended June 30, 2021.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - (Continued)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses (“SG&A”) include salaries and related costs, commissions, travel, administrative facilities costs, communications costs and promotional expenses for our direct sales and marketing staff, administrative and executive salaries and related benefits, legal, accounting, and other professional fees as well as general corporate overhead and certain engineering expenses.

During the second quarter of 2021, our SG&A increased to $5,458,000, from $4,620,000 incurred during the same three-month period in 2020. There were three major factors causing the increase. First, there was an increase in variable expenses of $421,000, driven by improved revenue this quarter in certain sectors, compared to revenue in the same three-month period in the prior year. Variable expenses include among other things, commissions, freight out, travel, advertising, shipping supplies and warranty costs. The unusually high variable costs this quarter were also driven by significant increases in both ocean and ground freight, where in some instances freight costs have more than doubled. Second, we incurred approximately $288,000 in costs related to the May 2021 ransomware attack at our Florida Pneumatic subsidiary. Additionally, compensation expenses increased $204,000. Compensation expense is comprised of base salaries and wages, accrued performance-based bonus incentives and associated payroll taxes and employee benefits. Partially offsetting the above increases, our expenses related to professional fees, general corporate expenses and depreciation and amortization costs declined in the aggregate $119,000.

Our SG&A expenses for the six-month period ended June 30, 2021, were $10,449,000, compared to $10,310,000, during the same six-month period in 2020. The most significant factors contributing to the net change were i) a reduction of professional fees of $545,000, which was driven by expenses in 2020 related to the relocation and set up the two gear businesses that were acquired in late 2019, none of which reoccurring in 2021, ii) as discussed above, we incurred approximately $288,000 in costs related to the May 2021 ransomware attack at our Florida Pneumatic subsidiary, and iii) driven by an increase of more than $2,600,000 in revenue, our variable expenses, which again include among other items, commissions, freight out, travel, advertising, shipping supplies and warranty costs, increased $570,000. Significant increases in both ocean and ground freight, where, in certain instances, freight costs have more than doubled, is a significant factor to the unusually large increase in the variable expense. Additionally, our compensation expenses declined $92,000. Compensation expense is comprised of base salaries and wages, accrued performance-based bonus incentives and associated payroll taxes and employee benefits. Lastly, when comparing the six-month periods ended June 30, 2021, and 2020, depreciation and amortization expenses declined $74,000.

OTHER INCOME

As discussed in Note 9 – CARES Act, On April 20, 2020, we received a Paycheck Protection Program (“PPP”) loan, in the amount of $2,929,000. Under the terms of the CARES Act, as amended, we were eligible to apply for forgiveness for all or a portion of the PPP loan.  In February 2021, we filed an application for forgiveness with the lender, who approved this submission and submitted the application for forgiveness to the SBA. On June 9, 2021, we were advised that the SBA had approved our PPP loan forgiveness application and as such, the PPP loan and interest were forgiven in its entirety.  Accordingly, the lender applied the funds and paid off PPP loan principal in its entirety and interest in full. In accordance with current accounting guidance this forgiveness of debt and related accrued interest is to be accounted for as Other Income and shall not be considerable as taxable income.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - (Continued)

INTEREST

	Three months ended June 30,		Increase (decrease)
	2021	2020	Amount	%
Interest expense attributable to:
Short-term borrowings	$8,000	$31,000	$(23,000)	(74.2)%
PPP loan	(27,000)	6,000	(33,000)	(550.0)
Amortization expense of debt issue costs	4,000	4,000	—

Total	$(15,000)	$41,000	$(56,000)	(136.6)%

	Six months ended June 30,		Increase (decrease)
	2021	2020	Amount	%
Interest expense attributable to:
Short-term borrowings	$18,000	$83,000	$(65,000)	(78.3)%
PPP loan	(19,000)	6,000	(25,000)	(416.7)
Amortization expense of debt issue costs	8,000	8,000	—

Total	$7,000	$97,000	$(90,000)	(92.8)%

The Applicable Margin, as defined in our Credit Agreement was the same during the three-month periods ended June 30, 2021, and 2020. The average balance of short-term borrowings during the three-month periods ended June 30, 2021, and 2020, were $1,921,000 and $5,347,000, respectively. As the average balance of our short-term borrowings was significantly lower during the first three months of 2021, compared to the same three-month period in 2020, our short-term interest expense (revolver borrowings) declined.

As discussed in Note 9 – CARES Act, to the Company’s consolidated financial statements, in late April 2020, we borrowed approximately $2.9 million from BNB Bank as provided under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The PPP Loan, as defined in Note 9, accrued interest at a rate of 1.0% per annum. Pursuant to the Flexibility Act, as defined in Note 9, interest on any unforgiven amount is deferred until the forgiveness determination is made by the SBA. On June 9, 2021, we received notice that the SBA had forgiven our obligation to repay the PPP loan and related accrued interest.  As such, we recorded a reversal of the accrued interest related to the PPP loan.

Lastly, we and our bank amended the Credit Agreement in February 2019. The debt issue costs are associated with such amendment.

INCOME TAXES

At the end of each interim reporting period, we compute an effective tax rate based upon our estimated full year results. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods. Accordingly, our effective tax rate for the three-month and six-month periods ended June 30, 2021, was a tax benefit of 3.8% and 8.1%, compared to a tax benefit of 25.5% and 29.6% for the same periods in the prior year. The effective tax rates for all periods presented were impacted primarily by state taxes, and non-deductible expenses. Additionally, for the three and six month periods ended June 30, 2021, the gain resulting from the forgiveness of debt of the PPP loan was not included in the computation of the effective tax rate.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - (Continued)

On March 11, 2021, the American Rescue Plan Act of 2021 (the “APRA”) was signed into law in the U.S. to provide relief as a result of the COVID-19 pandemic. As of June 30, 2021, the Company has determined that the APRA had no significant impact on the Company’s effective tax rate. On March 27, 2020, the CARES Act was signed into law. The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitation and technical corrections to tax depreciation methods for qualified improvement property.

LIQUIDITY AND CAPITAL RESOURCES

We monitor such metrics as days’ sales outstanding, inventory requirements, inventory turns, estimated future purchasing requirements and capital expenditures to project liquidity needs, as well as evaluate return on assets. Our primary sources of funds are operating cash flows, existing working capital and our Revolver Loan (“Revolver”) with our Bank.

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	June 30, 2021	December 31, 2020
Working capital	$23,557,000	$21,258,000
Current ratio	4.17 to 1	3.57 to 1
Shareholders’ equity	$43,703,000	$41,538,000

Credit facility

Our Credit Facility is discussed in Note 8 to the consolidated financial statements.

Cash flows

During the six-month period ended June 30, 2021, our net cash increased to $1,017,000 from $904,000 on December 31, 2020. Our total bank debt at June 30, 2021, was $370,000 compared to $4,303,000 at December 31, 2020, included borrowings under the CARES Act. The total debt to total book capitalization (total debt divided by total debt plus equity) at June 30, 2021, was 0.8% compared to 9.4% at December 31, 2020.

At June 30, 2021, our short-term or Revolver borrowing was $370,000 compared to $1,374,000, at December 31, 2020. Additionally, at June 30, 2021, and December 31, 2020, there was approximately $13,627,000 and $11,971,000, respectively, available to us under the Revolver arrangement.

During the six-month period ended June 30, 2021, we used $247,000 for capital expenditures, compared to $915,000 during the same period in the prior year. Capital expenditures for the balance of 2021 is expected to be approximately $750,000, some of which may be financed through our credit facilities with Capital One Bank or financed through independent third-party financial institutions. The remaining 2021 capital expenditures will likely be for machinery and equipment, tooling, and computer hardware and software.

Customer concentration

Refer to NOTE 1 – Business and summary of accounting policies – Customer Concentration for a detailed discussion.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - (Continued)

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Note 1 to our consolidated financial statements for a discussion of recent accounting standards and pronouncements.

We do not believe that any other recently issued, but not yet effective accounting standard, if adopted, will have a material effect on our consolidated financial statements

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.          Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated, as of June 30, 2021, the effectiveness of the Company’s disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2021, the Company’s management, including its CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective at that date.

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

Item 1A.       Risk Factors

There have been no material changes to the risk factors disclosed under Part I, Item 1A “Risk Factors” in the 2020 Form 10-K, other than as set forth in Item 1A “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

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

P&F INDUSTRIES, INC.
(Registrant)

/s/ JOSEPH A. MOLINO, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: August 12, 2021	(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit

10.1	Executive Bonus Plan of the Registrant (Effective April 22, 2021) (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 22, 2021).

10.2	2021 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 26, 2021).

10.3

Form of agreement for awards of stock options to be granted under the 2021 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 26, 2021).

10.4

Form of agreement for awards of restricted stock to be granted under the 2021 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated May 26, 2021).

31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	* Inline Interactive Data

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

* Attached as Exhibit 101 are the following, each formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to consolidated financial statements.

A copy of any of the foregoing exhibits to this Quarterly Report on Form 10-Q may be obtained, upon payment of the Registrant’s reasonable expenses in furnishing such exhibit, by writing to P&F Industries, Inc., 445 Broadhollow Road, Suite 100, Melville New York 11747, Attention: Corporate Secretary.