Form 10-Q
period 2021-09-30
P&F INDUSTRIES INC
filed 2021-11-12
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

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

As of November 4, 2021, there were 3,181,286 shares of the registrant’s Class A common stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS

Cash	$789,000	$904,000
Accounts receivable — net	8,448,000	7,468,000
Inventories	21,623,000	18,362,000
Prepaid expenses and other current assets	2,608,000	2,806,000
TOTAL CURRENT ASSETS	33,468,000	29,540,000

PROPERTY AND EQUIPMENT
Land	507,000	507,000
Buildings and improvements	3,594,000	3,544,000
Machinery and equipment	25,601,000	25,673,000
	29,702,000	29,724,000
Less accumulated depreciation and amortization	21,423,000	20,329,000
NET PROPERTY AND EQUIPMENT	8,279,000	9,395,000

GOODWILL	4,446,000	4,449,000

OTHER INTANGIBLE ASSETS — net	5,749,000	6,226,000

DEFERRED INCOME TAXES — net	496,000	226,000

RIGHT-OF-USE ASSETS – OPERATING LEASES	3,031,000	3,281,000

OTHER ASSETS — net	80,000	250,000

TOTAL ASSETS	$55,549,000	$53,367,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Short-term borrowings	$3,295,000	$1,374,000
Accounts payable	3,598,000	2,199,000
Accrued compensation and benefits	1,231,000	525,000
Accrued other liabilities	1,328,000	1,354,000
Current leased liabilities – operating leases	816,000	847,000
Current maturities of long-term debt (PPP loan)	—	1,983,000
TOTAL CURRENT LIABILITIES	10,268,000	8,282,000

Noncurrent leased liabilities – operating leases	2,261,000	2,474,000
Long–term debt, less current maturities (PPP loan)	—	946,000
Other liabilities	102,000	127,000

TOTAL LIABILITIES	12,631,000	11,829,000

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued – 4,453,000 at September 30, 2021, and 4,428,000 at December 31, 2020	4,453,000	4,428,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	14,158,000	14,144,000
Retained earnings	35,139,000	33,756,000
Treasury stock, at cost – 1,273,000 shares at September 30, 2021 and at December 31, 2020	(10,213,000)	(10,213,000)
Accumulated other comprehensive loss	(619,000)	(577,000)

TOTAL SHAREHOLDERS’ EQUITY	42,918,000	41,538,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$55,549,000	$53,367,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three months		Nine months
	ended September 30,		ended September 30,
	2021	2020	2021	2020
Net revenue	$12,985,000	$12,406,000	$40,520,000	$37,276,000
Cost of sales	9,011,000	8,883,000	27,062,000	26,223,000
Gross profit	3,974,000	3,523,000	13,458,000	11,053,000
Selling, general and administrative expenses	4,734,000	4,673,000	15,183,000	14,983,000
Impairment of goodwill and other intangible assets	—	—	—	1,612,000
Operating loss	(760,000)	(1,150,000)	(1,725,000)	(5,542,000)
Loss on sale of property and equipment	(67,000)	(22,000)	(67,000)	(22,000)
Other income	—	—	2,929,000	31,000
Interest expense	(14,000)	(21,000)	(21,000)	(118,000)
(Loss) income before income taxes	(841,000)	(1,193,000)	1,116,000	(5,651,000)
Income tax benefit	(108,000)	(336,000)	(267,000)	(1,655,000)
Net (loss) income	$(733,000)	$(857,000)	$1,383,000	$(3,996,000)

Basic (loss) earnings per share	$(0.23)	$(0.27)	$0.44	$(1.27)
Diluted (loss) earnings per share	$(0.23)	$(0.27)	$0.43	$(1.27)

Weighted average common shares outstanding:

Basic	3,181,000	3,151,000	3,177,000	3,148,000
Diluted	3,181,000	3,151,000	3,191,000	3,148,000

Net (loss) income	$(733,000)	$(857,000)	$1,383,000	$(3,996,000)
Other comprehensive (loss) income - foreign currency translation adjustment	(61,000)	77,000	(42,000)	(60,000)
Total comprehensive (loss) income	$(794,000)	$(780,000)	$1,341,000	$(4,056,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

Three months ended September 30, 2021

								Accumulated
		Class A common		Additional				other
		stock, $1 par		paid-in	Retained	Treasury stock		comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss
Balance, July 1, 2021	$43,703,000	4,453,000	$4,453,000	$14,149,000	$35,872,000	(1,273,000)	$(10,213,000)	$(558,000)

Net loss	(733,000)	—	—	—	(733,000)	—	—	—

Restricted common stock compensation	8,000	—	—	8,000	—	—	—	—

Stock-based compensation	1,000	—	—	1,000	—	—	—	—

Foreign currency translation adjustment	(61,000)	—	—	—	—	—	—	(61,000)

Balance, September 30, 2021	$42,918,000	4,453,000	$4,453,000	$14,158,000	$35,139,000	(1,273,000)	$(10,213,000)	$(619,000)

Three months ended September 30, 2020

								Accumulated
		Class A common		Additional				other
		stock, $1 par		paid-in	Retained	Treasury stock		comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss
Balance, July 1, 2020	$43,130,000	4,423,000	$4,423,000	$14,106,000	$35,571,000	(1,273,000)	$(10,213,000)	$(757,000)

Net loss	(857,000)	—	—	—	(857,000)	—	—	—

Restricted common stock compensation	8,000	—	—	8,000	—	—	—	—

Stock-based compensation	10,000	—	—	10,000	—	—	—	—

Foreign currency translation adjustment	77,000	—	—	—	—	—	—	77,000

Balance, September 30, 2020	$42,368,000	4,423,000	$4,423,000	$14,124,000	$34,714,000	(1,273,000)	$(10,213,000)	$(680,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

Nine months ended September 30, 2021

								Accumulated
		Class A common		Additional				other
		stock, $1 par		paid-in	Retained	Treasury stock		comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss
Balance, January 1, 2021	$41,538,000	4,428,000	$4,428,000	$14,144,000	$33,756,000	(1,273,000)	$(10,213,000)	$(577,000)

Net income	1,383,000	—	—	—	1,383,000	—	—	—

Restricted common stock compensation	35,000	25,000	25,000	10,000	—	—	—	—

Stock-based compensation	4,000	—	—	4,000	—	—	—	—

Foreign currency translation adjustment	(42,000)	—	—	—	—	—	—	(42,000)

Balance, September 30, 2021	$42,918,000	4,453,000	$4,453,000	$14,158,000	$35,139,000	(1,273,000)	$(10,213,000)	$(619,000)

Nine months ended September 30, 2020

								Accumulated
		Class A common		Additional				other
		stock, $1 par		paid-in	Retained	Treasury stock		comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss
Balance, January 1, 2020	$46,506,000	4,416,000	$4,416,000	$14,056,000	$38,867,000	(1,273,000)	$(10,213,000)	$(620,000)

Net loss	(3,996,000)	—	—	—	(3,996,000)	—	—	—

Exercise of stock options	3,000	1,000	1,000	2,000

Restricted common stock compensation	33,000	6,000	6,000	27,000	—	—	—	—

Stock-based compensation	39,000	—	—	39,000	—	—	—	—

Dividends	(157,000)	—	—	—	(157,000)	—	—	—

Foreign currency translation adjustment	(60,000)	—	—	—	—	—	—	(60,000)

Balance, September 30, 2020	$42,368,000	4,423,000	$4,423,000	$14,124,000	$34,714,000	(1,273,000)	$(10,213,000)	$(680,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months
	ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$1,383,000	$(3,996,000)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:

Non-cash and other charges:
Depreciation and amortization	1,345,000	1,339,000
Amortization of other intangible assets	474,000	544,000
Amortization of operating lease assets	670,000	675,000
Amortization of debt issue costs	12,000	12,000
Amortization of consideration payable to a customer	202,000	202,000
Provision for losses on accounts receivable	19,000	47,000
Stock-based compensation	4,000	39,000
Restricted stock-based compensation	35,000	33,000
Forgiveness of PPP loan	(2,929,000)	—
Deferred income taxes	(267,000)	(771,000)
Loss on sale or disposal of fixed assets	33,000	22,000
Fair value adjustment of assets held for sale	40,000	—
Gain on lease obligation settlement	—	(31,000)
Impairment of goodwill and other intangible assets	—	1,612,000
Changes in operating assets and liabilities:
Accounts receivable	(1,007,000)	712,000
Inventories	(3,274,000)	3,384,000
Prepaid expenses and other current assets	248,000	(341,000)
Other assets	—	(32,000)
Accounts payable	1,406,000	708,000
Accrued compensation and benefits	711,000	(1,190,000)
Accrued other liabilities and other current liabilities	(14,000)	(239,000)
Operating lease liabilities	(665,000)	(702,000)
Other liabilities	(36,000)	(2,000)
Total adjustments	(2,993,000)	6,021,000
Net cash (used in) provided by operating activities	(1,610,000)	2,025,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months
	ended September 30,
	2021	2020
Cash Flows from Investing Activities:
Capital expenditures	$(428,000)	$(956,000)
Proceeds from sale of fixed asset	28,000	1,000
Net cash used in investing activities	(400,000)	(955,000)

Cash Flows from Financing Activities:
Dividend payments	—	(157,000)
Proceeds from exercise of stock options	—	3,000
Net proceeds (repayments) from short-term borrowings	1,921,000	(3,314,000)
Proceeds from PPP loan	—	2,929,000
Net cash provided by (used in) financing activities	1,921,000	(539,000)

Effect of exchange rate changes on cash	(26,000)	(3,000)
Net (decrease) increase in cash	(115,000)	528,000
Cash at beginning of period	904,000	380,000
Cash at end of period	$789,000	$908,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$25,000	$109,000
Taxes	$12,000	$26,000
Cash paid for amounts included in the measurement of operating lease liabilities	$6,000	$5,000

Non-cash information:
Right of Use (“ROU”) assets recognized for new operating lease liabilities	$320,000	$140,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these interim consolidated financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of the management of the Company, as defined below, these unaudited consolidated financial statements include all normal, recurring adjustments necessary to present fairly the information set forth therein. Results for interim periods are not necessarily indicative of results to be expected for a full year.

The consolidated balance sheet information as of December 31, 2020, was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”). The interim consolidated financial statements contained herein should be read in conjunction with the 2020 Form 10-K.

The consolidated financial statements have been reported in U.S. dollars by translating asset and liability amounts of a foreign wholly-owned subsidiary at the closing exchange rate, equity amounts at historical rates and the results of operations and cash flow at the average of the prevailing exchange rates during the periods reported. As a result, the Company is exposed to foreign currency translation gains or losses. These gains or losses are presented in the Company’s consolidated financial statements as “Other comprehensive income (loss) - foreign currency translation adjustment.”

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

COVID-19

On March 11, 2020, the World Health Organization designated the novel coronavirus (“COVID-19”) as a global pandemic. The Company continues to actively monitor COVID-19 and its continued impact on its operations and financial results. Further, the negative impact of the world-wide supply-chain crisis due primarily to the global pandemic has adversely affected many of the Company’s product lines, particularly its retail and automotive lines. However, the Company continues to incur delays in container shipments from Asia as well as significant increases in inbound ocean freight costs, which the Company believes is due primarily to the global pandemic. We expect this to continue for the foreseeable future. The Company’s corporate office and business units are continuing to work alongside their external business partners and customers to minimize the continued business constraints caused by COVID-19 on its business.

Due in large part to shelter-in-place restrictions that were implemented in late first quarter of 2020, which for many has been lifted during the latter portion of 2020 and early 2021, as well as significant decreases in travel and customer consumption behavior, the Company experienced a reduction in its revenue and earnings per share during 2020 and has continued to a lesser degree during the first nine months of 2021. It is unclear what the financial impacts from COVID-19 will be on the Company’s businesses in the future.

Going Concern Assessment

Management assesses going concern uncertainty to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued, which is referred to as the “look-forward period,” as defined in GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, it considers various scenarios, forecasts, projections, estimates and makes certain key assumptions, including the timing and nature of projected cash expenditures, its ability to reduce, delay or curtail cash outflows and its ability to raise additional capital, if necessary, among other factors. Management has prepared estimates of operations covering the look-forward period and believes that sufficient funds will be generated from operations, working capital, and its existing credit facility to fund its operations. The Company has contingency plans in which it would further reduce or defer additional expenses and cash outlays, should operations weaken beyond current forecasts.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES - (Continued)

Going Concern Assessment - Continued

The impact of COVID-19 on the Company’s business has been considered in these assumptions; however, it is unclear what the full impact of COVID-19 will be or when the Company believes a return to more normal operations may occur. Further, as part of the business incentives offered in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company, on April 20, 2020, received a $2.9 million Paycheck Protection Program (“PPP”) loan. See Note 9 - CARES Act to the Company’s consolidated financial statements for further discussion.

The accompanying consolidated financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business.

Customer Concentration

At September 30, 2021, and December 31, 2020, accounts receivable from The Home Depot (“THD”) was 33.8% and 38.0%, respectively, of total accounts receivable. Accounts receivable attributable to Amazon.Com, Inc., (“Amazon”) at September 30, 2021, and December 31, 2020, was 0.1% and 15.8%, respectively, of total net accounts receivable. Revenue from THD, stated as a percentage of the Company’s total revenue during the three and nine-month periods ended September 30, 2021, was 24.8% and 26.6%, respectively, and 30.0% and 25.7%, respectively, for the same periods in 2020. There were no other customers that accounted for more than 10% of consolidated revenue or accounts receivable during the three and nine-month periods ended September 30, 2021, or 2020.

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

Significant Accounting Policies

The Company’s significant accounting policies are described in “Note 1: Summary of Significant Accounting Policies” of our 2020 Form 10-K.

Lease Accounting

The Company adheres to the standards set forth in Accounting Standards Codification (“ASC”) 842, “Leases”. ASC Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases’ guidance.

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

The Company’s operating leases include vehicles, office space and the use of real property. The Company has not identified any new material finance leases for the three months ended September 30, 2021.

The Company considers any options to extend the term of a lease when measuring the Right-of-Use lease asset.

For the three and nine-month periods ended September 30, 2021, and 2020, the Company had $222,000 and $670,000, and $223,000 and  $675,000, respectively, in operating lease expense.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of September 30, 2021:

	As of September 30, 2021
2021 (excluding the nine months ended September 30, 2021)	$217,000
2022	843,000
2023	841,000
2024	566,000
2025	296,000
Thereafter	867,000
Total operating lease payments	3,630,000
Less imputed interest	(553,000)
Total operating lease liabilities	$3,077,000

Weighted average remaining lease term	5.7	years
Weighted average discount rate	6.87%

Revenue Recognition

The Company’s revenue recognition policies are detailed in its 2020 Form 10-K. The following tables present the Company’s revenues recognized under ASC Topic 606, “Revenue from Contracts with Customers”, for the three and nine-month periods ended September 30, 2021, and 2020.

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

	Three months ended September 30,
	2021		2020		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Automotive	$3,168,000	33.0%	$3,530,000	36.5%	$(362,000)	(10.3)%
Retail	3,222,000	33.5	3,718,000	38.4	(496,000)	(13.3)
Industrial	1,257,000	13.1	1,044,000	10.8	213,000	20.4
Aerospace	1,832,000	19.1	1,268,000	13.1	564,000	44.5
Other	128,000	1.3	121,000	1.2	7,000	5.8
Total	$9,607,000	100.0%	$9,681,000	100.0%	$(74,000)	(0.8)%

	Nine months ended September 30,
	2021		2020		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Automotive	$11,053,000	35.4%	$9,690,000	34.2%	$1,363,000	14.1%
Retail	10,775,000	34.5	9,569,000	33.8	1,206,000	12.6
Industrial	3,919,000	12.6	2,383,000	8.4	1,536,000	64.5
Aerospace	5,094,000	16.3	6,341,000	22.4	(1,247,000)	(19.7)
Other	380,000	1.2	368,000	1.2	12,000	3.3
Total	$31,221,000	100.0%	$28,351,000	100.0%	$2,870,000	10.1%

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES - (Continued)

Hy-Tech

Hy-Tech designs, manufactures, and sells a wide range of industrial products which are categorized as ATP for reporting purposes. In addition to Engineered Solutions, products and components manufactured for other companies under their brands are included in the OEM category in the table below. PTG revenue is comprised of products manufactured and sold by Hy-Tech’s gear business. NUMATX, Thaxton and other peripheral product lines, such as general machining, are reported as Other.

	Three months ended September 30,
	2021		2020		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
OEM	$1,668,000	49.4%	$872,000	32.0%	$796,000	91.3%
ATP	751,000	22.2	624,000	22.9	127,000	20.4
PTG	882,000	26.1	1,027,000	37.7	(145,000)	(14.1)
Other	77,000	2.3	202,000	7.4	(125,000)	(61.9)
Total	$3,378,000	100.0%	$2,725,000	100.0%	$653,000	24.0%

	Nine months ended September 30,
	2021		2020		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
OEM	$4,688,000	50.4%	$3,513,000	39.4%	1,175,000	33.4%
ATP	2,242,000	24.1	2,254,000	25.2	(12,000)	(0.5)
PTG	2,132,000	22.9	2,783,000	31.2	(651,000)	(23.4)
Other	237,000	2.6	375,000	4.2	(138,000)	(36.8)
Total	$9,299,000	100.0%	$8,925,000	100.0%	374,000	4.2%

Recently Adopted Accounting Pronouncements

During the nine-month period ended September 30, 2021, there were no accounting pronouncements or other authoritative guidance issued that the Company adopted. No other new accounting pronouncement issued or effective during the three and nine-month period ended September 30, 2021, has or is expected to have a material impact on our consolidated financial statements or disclosures.

NOTE 2 – (LOSS) INCOME PER SHARE

Basic (loss) income per common share is based only on the weighted  average number of shares of Common Stock outstanding for the periods. Diluted (loss) income per common share reflects the effect of shares of Common Stock issuable upon the exercise of options unless the effect on earnings is anti-dilutive.

Diluted (loss) income per common share is computed using the treasury stock method. Under this method, the aggregate number of shares of Common Stock outstanding reflects the assumed use of proceeds from the hypothetical exercise of any outstanding options to purchase shares of Common Stock. The average market value for the period is used as the assumed purchase price.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 – (LOSS) INCOME PER SHARE – (Continued)

The following table sets forth the elements of basic and diluted (loss) income per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator for basic and diluted (loss) income per common share:
Net (loss) income	$(733,000)	$(857,000)	$1,383,000	$(3,996,000)

Denominator:
Denominator for basic (loss) earnings per share - weighted average common shares outstanding	3,181,000	3,151,000	3,177,000	3,148,000
Dilutive securities (1)	—	—	14,000	—
Denominator for diluted (loss) income per share - weighted average common shares outstanding	3,181,000	3,151,000	3,191,000	3,148,000
(1)Dilutive securities consist of the “in the money” stock options. In the event of a loss, options are considered anti-dilutive and are therefore not included in the calculation of diluted loss per share.

At September 30, 2021, and 2020, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Common Stock for the period. The weighted average of anti-dilutive stock options outstanding was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Weighted average anti-dilutive stock options outstanding	135,000	183,000	138,000	172,000

NOTE 3 – STOCK-BASED COMPENSATION

There were no options granted or issued during the nine-month period ended September 30, 2021.

The following is a summary of the changes in outstanding options during the nine-month period ended September 30, 2021:

		Weighted	Weighted average
		average	remaining	Aggregate
		exercise	contractual life	Intrinsic
	Option shares	price	(years)	Value
Outstanding, January 1, 2021	200,878	$6.59	4.1	$85,663
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	6,180	7.61	—	—
Expired	16,199	4.37	—	—
Outstanding, September 30, 2021	178,499	$6.76	3.7	$83,910
Vested, September 30, 2021	175,831	$6.73	3.6	$83,910

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 – STOCK-BASED COMPENSATION - (Continued)

		Weighted
		average grant-
	Option shares	date fair value
Non-vested options, January 1, 2021	5,334	$4.60
Granted	—	—
Vested	(2,666)	4.60
Forfeited	—	—
Non-vested options, September 30, 2021	2,668	$4.60

On April 22, 2021, the Company’s Board of Directors (the “Board”) approved the amendment and restatement of the P&F Industries, Inc. 2012 Stock Incentive Plan, (the “2012 Plan”) to be renamed the P&F Industries, Inc. 2021 Stock Incentive Plan (the “2021 Plan”) following the approval and recommendation of the Compensation Committee of the Board (the “Compensation Committee”). The 2021 Plan amends and restates the 2012 Plan in its entirety and, among other things, incorporates the following key changes: (i) it increases the aggregate share reserve by an additional 175,000 shares for a total share reserve of 500,000 shares; (ii) it limits the aggregate amount of stock-based and cash-based awards to any non-employee director with respect to any fiscal year for service to the Board at $300,000 (or $450,000 for a non-employee director serving in a lead role); and (iii) extends the term from April 20, 2022 to April 22, 2031. The amendment and restatement was approved by the Board and was approved by the Company’s shareholders during its 2021 Annual Meeting of Stockholders held on May 26, 2021. As a result of the foregoing, the remaining number of shares of Common Stock available for issuance under the 2021 Plan at September 30, 2021, was 203,037.

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

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 – FAIR VALUE MEASUREMENTS - (Continued)

As of September 30, 2021, and December 31, 2020, the carrying amounts reflected in the accompanying consolidated balance sheets for current assets and current liabilities approximated fair value due to the short-term nature of these accounts.

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

NOTE 5 – ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	September 30, 2021	December 31, 2020
Accounts receivable	$8,724,000	$7,726,000
Allowance for doubtful accounts, sales discounts and chargebacks	(276,000)	(258,000)
	$8,448,000	$7,468,000

NOTE 6 – INVENTORIES

Inventories consist of:

	September 30, 2021	December 31, 2020
Raw material	$1,979,000	$2,077,000
Work in process	1,489,000	1,127,000
Finished goods	18,155,000	15,158,000
	$21,623,000	$18,362,000

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill are as follows:

Balance, January 1, 2021	$4,449,000
Currency translation adjustment	(3,000)
Balance, September 30, 2021	$4,446,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS - (Continued)

Other intangible assets

	September 30, 2021			December 31, 2020
		Accumulated	Net book		Accumulated	Net book
	Cost	amortization	value	Cost	amortization	value
Other intangible assets:
Customer relationships (1)	$6,498,000	$3,416,000	$3,082,000	$6,502,000	$3,034,000	$3,468,000
Trademarks and trade names (1)	2,184,000	—	2,184,000	2,187,000	—	2,187,000
Trademarks and trade names	200,000	69,000	131,000	200,000	59,000	141,000
Engineering drawings	330,000	250,000	80,000	330,000	239,000	91,000
Non-compete agreements (1)	333,000	284,000	49,000	335,000	266,000	69,000
Patents	1,286,000	1,063,000	223,000	1,286,000	1,016,000	270,000
Totals	$10,831,000	$5,082,000	$5,749,000	$10,840,000	$4,614,000	$6,226,000
(1)	A portion of these intangibles are maintained in a foreign currency and are therefore subject to foreign exchange rate fluctuations.

The weighted average amortization period for intangible assets was as follows:

	September 30, 2021	December 31, 2020
Customer relationships	6.9	7.6
Trademarks and trade names	9.8	10.5
Engineering drawings	5.4	6.1
Non-compete agreements	2.3	3.0
Patents	4.7	5.2

Amortization expense of intangible assets subject to amortization was as follows:

Three months ended September 30,		Nine months ended September 30,
2021	2020	2021	2020
$158,000	$158,000	$474,000	$544,000

Amortization expense for the balance of 2021, and for each of the next five years and thereafter is estimated to be as follows:

October 1 through December 31, 2021	$157,000
2022	629,000
2023	625,000
2024	577,000
2025	548,000
Thereafter	1,029,000
$3,565,000

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

At September 30, 2021, short-term or Revolver borrowing was $3,295,000, compared to $1,374,000, at December 31, 2020. Applicable Margin Rates at September 30, 2021, and December 31, 2020, for LIBOR and Base Rates were 1.50% and 0.50%, respectively. Additionally, at September 30, 2021, and December 31, 2020, there was approximately $12,700,000 and $11,971,000, respectively, available to the Company under its Revolver arrangement.

The average balances of short-term borrowings from our Bank during the three and nine-month periods ended September 30, 2021, were $2,050,000, and $2,046,000, compared to $2,261,000, and $4,615,000, for the same periods in 2020.

NOTE 9 – CARES Act

On April 20, 2020, the Company received a PPP loan in the amount of $2,929,000, as provided pursuant to the CARES Act and administered by the United States Small Business Administration (“SBA”). The PPP loan, which was unsecured and guaranteed by the SBA, was designed to create economic stimulus by providing additional operating capital to small businesses in the U.S., such as P&F. To facilitate the PPP loan, the Company entered into a Promissory Note dated April 17, 2020, with BNB Bank as the lender (the “Lender”) (the “PPP Promissory Note”).

Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020 (the “Flexibility Act”), the Company was eligible to apply for and receive forgiveness for all or a portion of the PPP loan. Such forgiveness was determined, subject to limitations, based on the use of the loan proceeds for certain permissible purposes as set forth in the PPP loan, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”) incurred during the 24 weeks subsequent to funding, and on the maintenance of employee compensation levels, as defined, following the funding of the PPP loan. In February 2021, in accordance with the Flexibility Act, the Company filed an application for forgiveness with the Lender, who approved this submission and subsequently submitted the Company’s application to the SBA. On June 9, 2021, the Company was advised that the SBA had approved the Company’s PPP loan forgiveness application and as such, the PPP loan and interest were forgiven in their entirety and recorded as other income during the second quarter of 2021.

At December 31, 2020, the current portion of the PPP loan debt was $1,983,000, with $946,000 accounted for as long-term debt.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 10 – DIVIDEND PAYMENTS

The Company’s Board of Directors has not declared dividends in 2021.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

OVERVIEW

During the third quarter of 2021, significant factors that impacted our results of operations were the:

●	Negative impact of the COVID-19 pandemic on revenue and income;
●	Supply-chain disruption;
●	Significant increases in ocean freight costs; and
●	While our Aerospace revenue improved, compared to the same three-month period in 2020, there exists an ongoing production slow-down at Boeing, as well as significant reductions in activity at other commercial and military aerospace manufacturing facilities.

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

The COVID-19 virus and the resultant global economic down-turn continues to have a negative impact on our three and nine-month 2021 results.  Additionally, we believe the supply-chain crisis, is related to the pandemic. Beginning in early 2021, but magnifying during the third quarter of 2021, we encountered severe shipping / receiving delays of inventory / containers from our Asian suppliers, which has caused intermittent shortages of inventory. Further, the costs of international freight has greatly increased. In addition, the COVID-19 pandemic has caused many of our customers and potential customers to refuse on-site visits, which is critical to generating revenue. We believe that until the above issues subside, our business will likely continue to be adversely affected.

BOEING/AEROSPACE

The Federal Aviation Administration (“FAA”) and the European Union Aviation Safety Agency (“EASA”) have lifted the grounding of the 737 MAX. Production is still very limited due to the inventory at Boeing and the reluctance of airlines to accept deliveries due to weak air travel demand, as well as the lack of certification by China. This will likely continue to have an adverse effect on our revenue. In addition, production of military and other commercial aircraft throughout the industry has slowed as well, we believe due to the ongoing global COVID-19 pandemic. However, we believe when all other commercial and military production lines throughout the United States come back online, an increase in our revenue should follow.

OIL AND GAS

The profitability of crude oil production generally declines when prices fall. As a result, as prices dropped in 2020, production slowed worldwide. However, the price of crude oil has begun to improve. As such, orders and activity during this quarter have begun to strengthen. In addition to the price of crude oil we monitor the number of active rotary rigs, which is discussed elsewhere. In spite of the return of crude oil prices to pre-pandemic levels, we believe many oil drilling companies have forgone the typical maintenance that would utilize our tools in order to continue cash-flow generating production activities in lieu of shutting down for required maintenance. We cannot say for certain when the typical maintenance activity will resume.

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

OTHER MATTER

In May 2021, Florida Pneumatic detected a ransomware attack on its information technology systems that caused data to be encrypted. At the present time, all critical Florida Pneumatic information technology systems have been remediated and are operational.  We believe that our corporate office and our other subsidiaries, all of which operate on separate, independent networks, were not affected by this incident.

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

RESULTS OF OPERATIONS

REVENUE

During the three and nine-month period ended September 30, 2021, various product lines were affected to some degree by the global COVID-19 pandemic, which caused orders and revenue for those product lines for the same periods, to be less than pre-pandemic levels.

The tables below provide an analysis of our net revenue for the three and nine-month periods ended September 30, 2021, and 2020:

Consolidated

	Three months ended September 30,
			Increase (decrease)
	2021	2020	$	%
Florida Pneumatic	$9,607,000	$9,681,000	$(74,000)	(0.8)%
Hy-Tech	3,378,000	2,725,000	653,000	24.0
Consolidated	$12,985,000	$12,406,000	$579,000	4.7%

	Nine months ended September 30,
			Increase (decrease)
	2021	2020	$	%
Florida Pneumatic	$31,221,000	$28,351,000	$2,870,000	10.1%
Hy-Tech	9,299,000	8,925,000	374,000	4.2
Consolidated	$40,520,000	$37,276,000	$3,244,000	8.7%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - (Continued)

REVENUE – Continued

Florida Pneumatic

Florida Pneumatic markets its air tool products to four primary sectors within the pneumatic tool market; Automotive, Retail, Aerospace and Industrial. It also generates revenue from its Berkley products line, as well as a line of air filters and other OEM parts (“Other”).

	Three months ended September 30,
	2021		2020		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Automotive	$3,168,000	33.0%	$3,530,000	36.5%	$(362,000)	(10.3)%
Retail	3,222,000	33.5	3,718,000	38.4	(496,000)	(13.3)
Industrial	1,257,000	13.1	1,044,000	10.8	213,000	20.4
Aerospace	1,832,000	19.1	1,268,000	13.1	564,000	44.5
Other	128,000	1.3	121,000	1.2	7,000	5.8
Total	$9,607,000	100.0%	$9,681,000	100.0%	$(74,000)	(0.8)%

For most of the third quarter of 2021, much of U.S. and global economies were still feeling the ill effects of the global COVID-19 pandemic. Further, the negative impact of the world-wide supply-chain crisis adversely affected nearly all of Florida Pneumatic’s product lines. Most seriously affected were its Retail and Automotive inventory levels, which in turn hampered its ability to fulfill orders in a timely manner. In an effort to combat future potential shipping issues, Florida Pneumatic has increased its purchases, which has caused a temporary up-tick in its inventory levels through at least the first half of 2022. During the third quarter of 2021, Aircat sales relative to the same period in 2020 decreased by $362,000. This was primarily caused by two factors. First, pent up demand for our products that were not generally available through our largest on-line channel during the second quarter of 2020 caused a surge in orders during the third quarter of 2020, which did not repeat in 2021. Second, during the third quarter of 2021, Aircat made a change to its channel distribution strategy which caused a temporary pause in shipments to the channel as customer inventory levels were adjusted. We expect shipments to resume to prior levels in the fourth quarter of 2021. Florida Pneumatic’s third quarter 2021 Industrial revenue improved 20.4 percent over the same period a year ago. This increase, we believe is due in part to a continuation of the recovery than began during the second quarter occurring in certain sectors from the ill effects of the pandemic.  Most of the Aerospace revenue is attributable to Jiffy Air Tool. The Boeing Corporation is a major customer of Jiffy. The Boeing 737 MAX aircraft had been grounded by the FAA and the EASA in March 2019. Earlier this year both agencies lifted the “No Fly” ruling it imposed on all Boeing 737 MAX aircraft, allowing it to begin flights in the United States, and Europe. As a result, order activity began to improve, which was a primary factor for the improvement in Aerospace revenue when comparing the third quarters of 2021 and 2020. However, it is uncertain how long, if ever, it will take for the Boeing Corporation to increase its manufacturing of its 737 MAX aircraft to a volume that would be comparable to pre-COVID-19 levels. Lastly, orders from other aerospace companies and military aircraft manufacturers improved slightly this quarter.

	Nine months ended September 30,
	2021		2020		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Automotive	$11,053,000	35.4%	$9,690,000	34.2%	$1,363,000	14.1%
Retail	10,775,000	34.5	9,569,000	33.8	1,206,000	12.6
Industrial	3,919,000	12.6	2,383,000	8.4	1,536,000	64.5
Aerospace	5,094,000	16.3	6,341,000	22.4	(1,247,000)	(19.7)
Other	380,000	1.2	368,000	1.2	12,000	3.3
Total	$31,221,000	100.0%	$28,351,000	100.0%	$2,870,000	10.1%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - (Continued)

REVENUE – Continued

Despite the impact during the third quarter 2021, relating to the ongoing COVID-19 pandemic and supply chain delays, Florida Pneumatic’s Automotive revenue during the nine-month period ended September 30, 2021, is more than 14 percent greater than the amount reported during the same period in 2020.   This improvement is driven by growing demand for its AIRCAT line of pneumatic hand tools, plus stronger sales generated by its UK operations. Additionally, Florida Pneumatic’s Retail revenue improved 12.6 percent during the nine-month period ended September 30, 2021, compared to the same period in 2020, driven primarily by demand for spray gun-type tools and accessories being sold to The Home Depot, which we believe are being used to apply disinfectant to combat the COVID-19 virus.  Further, its Industrial revenue during the nine-month period ended September 30, 2021, also encountered growth, which we believe is driven primarily by certain sectors beginning to recover from the effects of the pandemic.  Partially offsetting the above increases, is the year-to-date decline in Florida Pneumatic’s Aerospace revenue. Most of the Aerospace revenue is attributable to Jiffy Air Tool, whose major customer is the Boeing Corporation. We believe however, that as both domestic and international travel restrictions ease, and Boeing and other major aircraft manufacturers begin to produce and deliver new aircraft, we could see a continuation of the improvement we witnessed in the third quarter of this year.  However, no assurance can be made, and it is possible that this sector will remain depressed for the foreseeable future.

Hy-Tech

Hy-Tech designs, manufactures, and sells a wide range of industrial products which are categorized as ATP for reporting purposes. In addition to Engineered Solutions, products and components manufactured for other companies under their brands are included in the OEM category in the table below. PTG revenue is comprised of products manufactured and sold by Hy-Tech’s gear business. NUMATX, Thaxton and other peripheral product lines, such as general machining, are reported as Other.

	Three months ended September 30,
	2021		2020		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
OEM	$1,668,000	49.4%	$872,000	32.0%	$796,000	91.3%
ATP	751,000	22.2	624,000	22.9	127,000	20.4
PTG	882,000	26.1	1,027,000	37.7	(145,000)	(14.1)
Other	77,000	2.3	202,000	7.4	(125,000)	(61.9)
Total	$3,378,000	100.0%	$2,725,000	100.0%	$653,000	24.0%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - (Continued)

REVENUE – Continued

During the third quarter of 2021, Hy-Tech continued to encounter modest signs that the ill effects of the pandemic were beginning to ease. As a result, its total revenue for the three-month period ended September 30, 2021, increased 24 percent, over the same period a year ago.  Customer orders for its OEM and ATP product lines improved when compared to the same three-month period a year ago, driving revenue growth of 91.3 percent and 20.4 percent, respectively. Significant orders from two of its major OEM customers, along with its Engineered Solutions approach, which continues to gain market momentum, provided the impetus for  the current quarter growth in OEM.  Its ATP revenue improvement was due in large part to a general rebound in the pneumatic tool sector, and an increase in the number of oil and gas rigs. According to Baker Hughes Inc., the average number of oil and gas rotary rigs in operation during the fiscal third quarter 2021 were 496, compared to 254 during the same three-month period in 2020. Additionally, in an effort to increase market penetration, Hy-Tech has “refreshed” and/or improved a number of its ATP tools, as well as the marketing of its Magnum Force line of large impact wrenches. Hy-Tech believes that the Magnum Force line, a series of super duty industrial impact tools, that are designed specifically for use in demanding environments, such as refinery turnarounds, power generation outages, structural steel erection, mining and other similar bolting applications, is beginning to gain acceptance. The above increases were offset by a quarter over quarter decline in its PTG revenue. PTG continues to encounter delays and disruptions in its outside third-party processors, creating delays in its delivery time to its customers.  Additionally, PTG continues to encounter reluctance to permit face to face visitation, which we believe is critical to completing the sale of PTG products and services, by its current and prospective customers.  The decline in Hy-Tech’s Other revenue was due to a large order for its Thaxton products shipping during the third quarter in 2020, with no similar order this quarter.

	Nine months ended September 30,
	2021		2020		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
OEM	$4,688,000	50.4%	$3,513,000	39.4%	1,175,000	33.4%
ATP	2,242,000	24.1	2,254,000	25.2	(12,000)	(0.5)
PTG	2,132,000	22.9	2,783,000	31.2	(651,000)	(23.4)
Other	237,000	2.6	375,000	4.2	(138,000)	(36.8)
Total	$9,299,000	100.0%	$8,925,000	100.0%	374,000	4.2%

Hy-Tech’s year-to-date revenue improvement over the same nine-month period in 2020 was driven by continued growth in its OEM line, which saw a 33.4 percent increase, the majority of which occurring during the third quarter of 2021.  This improvement was partially offset by i) the ongoing negative effects on the U.S. economy caused by the global COVID-19 pandemic, particularly adversely affecting PTG revenue and operations; and ii) delays and disruptions from outside third-party processors. As discussed above, we are beginning to see improvement in the number and size of ATP orders and are optimistic about market acceptance of our Magnum Force line. PTG’s nine-month 2021 revenue declined due primarily to the factors discussed earlier.  However, as travel restrictions ease and customers begin to accept visitors, we believe order levels should improve. In addition, we are working with vendors and improving internal systems toward the goal of greatly reducing supply chain issues moving forward.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - (Continued)

GROSS MARGIN/PROFIT

	Three months ended September 30,		Increase
	2021	2020	Amount		%
Florida Pneumatic	$3,381,000	$3,291,000	$90,000		2.7%
As percent of respective revenue	35.2%	34.0%	1.2%	pts
Hy-Tech	$593,000	$232,000	$361,000		155.6
As percent of respective revenue	17.6%	8.5%	9.1%	pts
Total	$3,974,000	$3,523,000	$451,000		12.8%
As percent of respective revenue	30.6%	28.4%	2.2%	pts

The improvement in Florida Pneumatic’s gross margin was due primarily to product mix. Specifically, the increase in Industrial and Aerospace revenue, both of which generally have stronger gross margin than Florida Pneumatic’s other product lines, contributed to the increase in gross margin. Additionally, stronger overhead absorption at Jiffy this quarter, compared to the same three-month period a year ago contributed to the improved gross margin.  However, increased freight costs partially offset the improvement. Florida Pneumatic’s ocean freight costs have increased approximately four-fold when compared to a year ago. We are attempting to pass through a portion of these increases; however, we may not be able to fully neutralize the negative effects. The improvement in Hy-Tech’s gross margin is due primarily to its overall product/customer mix. Additionally, there was a slight improvement in its manufacturing overhead absorption this quarter, when compared to the same three-month period in 2020, further contributing to its improved gross margin.

	Nine months ended September 30,		Increase
	2021	2020	Amount		%
Florida Pneumatic	$11,746,000	$10,274,000	$1,472,000		14.3%
As percent of respective revenue	37.6%	36.2%	1.4%	pts
Hy-Tech	$1,712,000	$779,000	$933,000		119.8
As percent of respective revenue	18.4%	8.7%	9.7%	pts
Total	$13,458,000	$11,053,000	$2,405,000		21.8%
As percent of respective revenue	33.2%	29.7%	3.5%	pts

Generally, customer and product mix greatly affect Florida Pneumatic’s gross margin. As discussed earlier, the increase in Florida Pneumatic’s higher margin Industrial revenue contributed to the higher gross margin this quarter, compared to the same nine-month period in 2020. This improvement was partially offset by the significant increases in its ocean freight costs that have been incurred for most of 2021. Additionally, in early 2021, Jiffy was under absorbing its manufacturing overhead, due to the reduction of product being produced. However, with increased production during the third quarter of 2021 this under absorption issue has been reduced.  Hy-Tech manufactures most of its products. Its gross margin is impacted by customer/product mix.   Factors such as absorption of manufacturing overhead, raw material pricing and third-party costs also affect its gross margin. Hy-Tech’s gross margin for the nine months ended September 30, 2021, improved 9.7 percentage points, when comparing the three-month periods ended September 30, 2021, and 2020. During the nine-month period ended September 30, 2020, Hy-Tech recorded additional charges to its OSMI allowance and an adjustment to its physical inventory, both adversely affecting its 2020 gross margin, whereas there were no additional charges incurred during the nine months ended September 30, 2021.

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

During the third quarter of 2021, our SG&A were $4,734,000, compared to $4,673,000 incurred during the same three-month period in 2020. The most significant factors contributing to the net increase were: i) Compensation expenses increased $74,000. Compensation expense is comprised of base salaries and wages, accrued performance-based bonus incentives and associated payroll taxes and employee benefits; ii) information systems-related expenses increased $35,000, driven by increased cyber security costs, and iii) a decline of $31,000 in professional fees and expenses.

Our SG&A expenses for the nine-month period ended September 30, 2021, were $15,183,000, compared to $14,983,000, during the same nine-month period in 2020. There were significant factors which contributed to the net change. First, driven by an increase of more than $3,200,000 in revenue, our variable expenses increased $487,000. Variable expenses include among other items, commissions, freight out, travel, advertising, shipping supplies and warranty costs. Additionally, we incurred approximately $318,000 in additional information systems costs during the nine-month period ended September 30, 2021, which related to the May 2021 ransomware attack at our Florida Pneumatic subsidiary. Further, compensation expenses increased $72,000. Partially offsetting the above increases was a decline in professional fees of $576,000, most of which was driven by expenses in 2020 related to the relocation and set up of the two gear businesses that were acquired in late 2019, none of the relocation expenses repeated in 2021. Lastly, when comparing the nine-month periods ended September 30, 2021, and 2020, depreciation and amortization expenses declined $75,000, and corporate expenses and stock-based compensation declined $30,000 and $19,000, respectively.

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

INTEREST

	Three months ended September 30,		Decrease
	2021	2020	Amount	%
Interest expense attributable to:
Short-term borrowings	$10,000	$12,000	$(2,000)	(16.7)%
PPP loan	—	5,000	(5,000)	(100.0)
Amortization expense of debt issue costs	4,000	4,000	—	—

Total	$14,000	$21,000	$(7,000)	(33.3)%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - (Continued)

	Nine months ended September 30,		Decrease
	2021	2020	Amount	%
Interest expense attributable to:
Short-term borrowings	$28,000	$95,000	$(67,000)	(70.5)%
PPP loan	(19,000)	11,000	(30,000)	(272.7)
Amortization expense of debt issue costs	12,000	12,000	—	—

Total	$21,000	$118,000	$(97,000)	(82.2)%

The Applicable Margin, as defined in our Credit Agreement was the same during the three-month periods ended September 30, 2021, and 2020. The average balance of short-term borrowings during the three-month periods ended September 30, 2021, and 2020, were $2,050,000 and $2,260,000, respectively.

As discussed in Note 9 – CARES Act, to the Company’s consolidated financial statements, in late April 2020, we borrowed approximately $2.9 million from BNB Bank as provided under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The PPP Loan, as defined in Note 9, accrued interest at a rate of 1.0% per annum. Pursuant to the Flexibility Act, as defined in Note 9, interest on any unforgiven amount is deferred until the forgiveness determination is made by the SBA. On June 9, 2021, we received notice that the SBA had forgiven our obligation to repay the PPP loan and related accrued interest.  As such, during the three-month period ended June 30, 2021, we recorded a reversal of the accrued interest related to the PPP loan.

Lastly, we and our bank amended the Credit Agreement in February 2019. The debt issue costs are associated with such amendment.

INCOME TAXES

At the end of each interim reporting period, we compute an effective tax rate based upon our estimated full year results. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods. Accordingly, our effective tax rates for the three-month and nine-month periods ended September 30, 2021, were a tax benefit of 12.8% and 23.9%, compared to a tax benefit of 28.2% and 29.3% for the same periods in the prior year. The effective tax rates for all periods presented were impacted primarily by state taxes, and non-deductible expenses. Additionally, for the nine-month period ended September 30, 2021, the gain resulting from the forgiveness of debt of the PPP loan was not included in the computation of the effective tax rate.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - (Continued)

On March 27, 2020, the CARES Act was signed into law. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitation and technical corrections to tax depreciation methods for qualified improvement property. On March 11, 2021, the American Rescue Plan Act of 2021 (the “ARP”) was signed into law to provide relief as a result of the COVID-19 pandemic. The ARP, among other things, extended and modified the employee retention credit. As of September 30, 2021, the Company is evaluating the impact of the ARP on the Company’s effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

We monitor such metrics as days’ sales outstanding, inventory requirements, inventory turns, estimated future purchasing requirements and capital expenditures to project liquidity needs, as well as evaluate return on assets. Our primary sources of funds are operating cash flows, existing working capital and our Revolver Loan (“Revolver”) with our Bank.

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	September 30, 2021	December 31, 2020
Working capital	$23,200,000	$21,258,000
Current ratio	3.26 to 1	3.57 to 1
Shareholders’ equity	$42,918,000	$41,538,000

Credit facility

Our Credit Facility is discussed in Note 8 to the consolidated financial statements.

Cash flows

During the nine-month period ended September 30, 2021, our net cash decreased to $789,000 from $904,000 on December 31, 2020. Our total bank debt at September 30, 2021, was $3,295,000 compared to $4,303,000 at December 31, 2020, included borrowings under the CARES Act. The total debt to total book capitalization (total debt divided by total debt plus equity) at September 30, 2021, was 7.1% compared to 9.4% at December 31, 2020.

At September 30, 2021, our short-term or Revolver borrowing was $3,295,000 compared to $1,374,000, at December 31, 2020. Additionally, at September 30, 2021, and December 31, 2020, there was approximately $12,700,000 and $11,971,000, respectively, available to us under the Revolver arrangement.

During the nine-month period ended September 30, 2021, we used $428,000 for capital expenditures, compared to $956,000 during the same period in the prior year. Capital expenditures for the balance of 2021 is expected to be approximately $381,000, some of which may be financed through our credit facilities with Capital One Bank or financed through independent third-party financial institutions. The remaining 2021 capital expenditures will likely be for facility upgrades.

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

Not required.

Item 4.          Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated, as of September 30, 2021, the effectiveness of the Company’s disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2021, the Company’s management, including its CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective at that date.

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

P&F INDUSTRIES, INC.
(Registrant)

/s/ JOSEPH A. MOLINO, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: November 12, 2021	(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit

31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	* Inline Interactive Data

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
*Attached as Exhibit 101 are the following, each formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss, (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to consolidated financial statements.

A copy of any of the foregoing exhibits to this Quarterly Report on Form 10-Q may be obtained, upon payment of the Registrant’s reasonable expenses in furnishing such exhibit, by writing to P&F Industries, Inc., 445 Broadhollow Road, Suite 100, Melville New York 11747, Attention: Corporate Secretary.