Form 10-K
period 2021-12-31
P&F INDUSTRIES INC
filed 2022-03-30
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ◻   No  ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ◻   No  ⌧

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

Large, accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ☒	Smaller reporting company ☒
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

The aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant, based on the last sale price on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $11,150,000. For purposes of this calculation, shares of Common Stock held by each executive officer and director have been excluded since those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 23, 2022, there were 3,181,286 shares of the registrant’s Class A Common Stock outstanding.

Documents Incorporated by Reference

Part III of this Annual Report on Form 10-K incorporates by reference information from the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2022.

P&F INDUSTRIES, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

PART I

ITEM 1.    Business

P&F Industries, Inc. (“P&F”) is a Delaware corporation incorporated in 1963. P&F (together with its subsidiaries, the “Company”) conducts its business through a wholly-owned subsidiary, Continental Tool Group, Inc. (“Continental”), which in turn operates through its wholly-owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”). Exhaust Technologies Inc. (“ETI”), Universal Air Tool Company Limited (“UAT”) and Jiffy Air Tool, Inc. (“Jiffy”), are all wholly-owned subsidiaries of Florida Pneumatic. The business of Air Tool Service Company (“ATSCO”) operates through a wholly-owned subsidiary of Hy-Tech. In October 2019, the Company through a wholly-owned subsidiary of Hy-Tech, acquired substantially all the operating assets comprising the businesses of Blaz-Man Gear, Inc. and Gear Products & Manufacturing, Inc., each an Illinois-based corporation that manufactured and distributed custom gears.

Florida Pneumatic

Florida Pneumatic directly, and through its wholly-owned subsidiaries Exhaust Technologies Inc. (“ETI”), Universal Air Tool Company Limited (“UAT”), and Jiffy Air Tool, Inc. (“Jiffy”), imports, manufactures, and markets pneumatic hand tools of its own design, primarily to the retail, industrial, automotive and aerospace markets. Its products include sanders, grinders, drills, saws, and impact wrenches. These tools are similar in appearance and function to electric hand tools, but are powered by compressed air, rather than by electricity or a battery. Air tools, as they are more commonly referred to, generally offer better performance, and weigh less than their electrical counterparts. Florida Pneumatic imports and/or manufactures approximately 75 types of pneumatic hand tools, most of which are sold at prices ranging from $50 to $1,000, under the names “Florida Pneumatic,” “Universal Tool”, “Jiffy Air Tool”, AIRCAT, NITROCAT, as well as under the trade names or trademarks of several private label customers. These products are sold to retailers, distributors, manufacturers and private label customers through in-house sales personnel and manufacturers’ representatives. The AIRCAT and NITROCAT brands of pneumatic tools are sold primarily to the automotive service and repair market (“automotive market”). Users of Florida Pneumatic’s hand tools include industrial maintenance and production staffs, do-it-yourself mechanics, professional automobile mechanics and auto body personnel. Jiffy manufactures and distributes pneumatic tools and components primarily to aerospace manufacturers.

There are redundant supply sources for nearly all products purchased.

The primary competitive factors in the industrial and automotive pneumatic tool market are quality, breadth and availability of products, customer service, technical support, price, and brand name awareness. The primary competitive factors in the retail pneumatic tool market are price, service, and brand-name awareness. The primary competitive factors in the aerospace market are quality, technology, and service levels. Florida Pneumatic’s products are sold directly to the retailers, direct to customers and through distributors. Currently, there is minimal seasonality to Florida Pneumatic’s revenue.

Jiffy manufactures its own products in the United States. It sources its raw materials from various well-established suppliers throughout the United States. There are redundant sources for all materials. During 2021, Florida Pneumatic sourced approximately 16% of its pneumatic tools from China, 19% come from Vietnam, and 62% from Taiwan with the balance from Japan, Europe and domestically. Florida Pneumatic performs final assembly on certain of its products at its factory in Jupiter, Florida.

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

Hy-Tech’s “Engineered Solutions” products are sold directly to Original Equipment Manufacturers (“OEMs”), and industrial branded products are sold through a broad network of specialized industrial distributors serving the power generation, petrochemical, aerospace, construction, railroad, mining, ship building and fabricated metals industries. Hy-Tech works directly with its industrial customers, designing and manufacturing products from finished components to complete turnkey systems to be sold under their own brand names.

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

Nearly all Hy-Tech brands are manufactured at its facilities in the United States of America. Hy-Tech does distribute ATP branded impact sockets, striking wrenches and accessories imported from Italy and Asia.

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

Patents, Trademarks and Other Intellectual Property

The Company holds several patents, trademarks, and copyrights of various durations, and it believes that it holds or licenses all the patent, trademark, copyright, and other intellectual property rights necessary to conduct its business. The Company relies upon patents, copyrights, trademarks, and trade secret laws to establish and maintain its proprietary rights in many of its products. There can be no assurance that any of its patents, trademarks or other intellectual property rights will not be challenged, invalidated, or circumvented, or that any rights granted thereunder will provide competitive advantages to it. In addition, there can be no assurance that patents will be issued from pending patent applications filed by the Company, or that claims allowed on any future patents will be sufficiently broad to protect our technology or designs. Further, the laws of some foreign countries may not permit the protection of our proprietary rights to the same extent as do the laws of the United States.

Customers

During 2021 and 2020 it had one customer, The Home Depot, that accounted for 26.1% and 26.3%, respectively, of its revenue. Other than the aforementioned, in 2021 and 2020, the Company did not have any customer that accounted for more than ten percent of its consolidated revenue.

Employees

The Company employed 165 full-time employees as of December 31, 2021. At various times during the year our operating units may employ seasonal or part-time help, as necessary. None of the Company’s employees are represented by a union.

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

ITEM 1A.    Risk Factors

A wide range of factors could materially affect our performance. In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results elsewhere in this report, the following factors, among others, could adversely affect our business, including our results of operations or financial position:

Business and Operational Risks

●	Risks related to the global outbreak of COVID-19 and other public health crises. The Company faces risks related to pandemics, epidemics, and other public health crises, including the global outbreak of COVID-19, which has reached and disrupted areas in which the Company has operations, suppliers, customers and employees. The COVID-19 pandemic and actions taken by governments and others in response have resulted in, and may continue to cause, the slowdown of the businesses of certain of the Company’s customers and the closure of certain of the Company’s customers’ facilities which in turn has reduced and may continue to reduce demand for some of the Company’s products. Additionally, certain of the Company’s products and parts are manufactured overseas. From time to time during the outbreak of the COVID-19 pandemic, there have been delays in receiving products from certain of the Company’s overseas suppliers due to health-related problems at the overseas suppliers or along the supply chain. Should these delays reoccur, the Company would be unable to predict the ultimate duration of such disruptions in supply, whether products or parts from other suppliers will also be delayed, whether such disruptions will become material to the Company and whether, if necessary, the Company will be able to secure such products or parts from alternate suppliers on favorable terms or at all. Moreover, the Company may need to close certain of its facilities in response to the COVID-19 pandemic. The COVID-19 pandemic has also impacted the Company’s operations, including by causing many of its employees to work remotely or in shifts designed to minimize exposure. There is also a heightened risk that a significant portion of the Company’s workforce will suffer illness or otherwise not be permitted or be unable to work. The Company cannot predict whether any of these disruptions will continue or whether its operations will experience more significant or frequent disruptions in the future. Any measures the Company implements to mitigate these risks and disruptions may not be successful.

The circumstances surrounding the COVID-19 pandemic continue to evolve and it is not possible to predict the full nature and extent of the impacts of the COVID-19 pandemic. However, the Company expects the continued spread of COVID-19 and reactions by governments and others to continue the economic slowdown in a manner that may remain significant and, therefore, could extend the duration of the period of reduced demand for the Company’s products and disruption of its supply chain. Additionally, deteriorating economic conditions could result in material impairment charges in the value of certain of the Company’s assets. Moreover, circumstances surrounding the COVID-19 pandemic have negatively impacted global financial markets leading to greater volatility and decreased access to capital. If such conditions continue, the Company’s ability to finance its operations and expenditures may be negatively impacted. Any of the risks set forth in this paragraph and the preceding paragraph could have a material adverse effect on our business, results of operations and financial position.

Additional public health crises could also emerge in the future, including other pandemics or epidemics. Such public health crises could pose further risks to the Company and could also have a material adverse effect on our business, results of operations and financial position.

●	Risks associated with sourcing from overseas. We import finished goods and component parts. Any difficulty or inability on the part of manufacturers of our products or other participants in our supply chain in obtaining sufficient financing to purchase raw materials or to finance general working capital needs, their inability to obtain raw materials due to shortages or other factors, or their inability to be able to maintain a sufficient workforce due to a variety of potential factors, may result in delays or non-delivery of shipments of our products. Additionally, material increases in raw material commodity prices could further adversely affect our results of operations and financial position. Although we believe that there are redundant sources available and maintain multiple sources for most of our products, there may be costs and delays associated with securing such sources and there can be no assurance that such sources would provide the same quality of product at similar prices. Further, substantially all of our import operations are subject to customs’ requirements and to tariffs and quotas set by governments through mutual agreements, bilateral actions or, in some cases unilateral action. Imported products and materials may, from time to time, be subject to tariffs or other trade measures in the U.S. Adverse changes in these import costs and restrictions, or our suppliers’ failure to comply with customs regulations or similar laws could harm our business. The implementation of additional tariffs, or increased amounts on current tariffs, on items imported by us from China or other countries could increase our costs and could result in lowering our gross margin on products sold and could cause us to have to stop supplying certain customers.
●	Disruption in the global capital and credit markets. If global economic and financial market conditions deteriorate, it could have a material adverse effect on our financial condition and results of operations. In particular, lower consumer spending

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
●	Importation issues. Our ability to import products in a timely and cost-effective manner may also be affected by conditions at ports or issues that otherwise affect transportation and warehousing providers, such as port and shipping capacity, labor disputes, severe weather or increased homeland security requirements in the U.S. and other countries. These issues could delay importation of products or require us to locate alternative ports or warehousing providers, as well as increase our costs. In addition, this could cause us to maintain higher levels of inventory, in order to avoid disruption to customers These alternatives may not be available on short notice or could result in higher transit costs, which could have an adverse impact on our business and financial condition. Beginning in early 2021, but magnified during the third and fourth quarter, we encountered severe delays in receiving inventory from our Asian suppliers, in addition to materially increased costs. This has caused intermittent shortages of inventory. The major reasons for these issues include the following: increased price of fuel; shortage of shipping containers; congestion at the ports in Asia and the United States; and shortage of truck drivers in the United States.
●	Customer concentration. We have several key customers, one of which accounted for approximately 26.1% of our 2021 consolidated revenue and 35.9% of our consolidated accounts receivable on December 31, 2021. Loss of key customers or a material negative change in our relationships with our key customers could have a material adverse effect on our business, results of operations or financial position.
●	Unforeseen inventory adjustments or changes in purchasing patterns. We make purchasing decisions based upon a number of factors including an assessment of market needs and preferences, manufacturing lead times and cash flow considerations. To the extent that our assumptions result in inventory levels being too high or too low, there could be a material adverse effect on our business, results of operations or financial position.
●	Market acceptance of products. There can be no assurance that the market continues its acceptance of the products we introduced in recent years or will accept new products (including the introduction of products into new geographic markets) introduced or scheduled for introduction in 2022. There can also be no assurance that the level of sales generated from these new products or geographic markets relative to our expectations will materialize.
●	Competition. The markets in which we sell our products are highly competitive based on price, quality, availability, post-sale service and brand-name awareness. Several competing companies are well-established manufacturers that compete on a global basis.
●	Price reductions. Price reductions in response to customer and competitive pressures, as well as price reductions or promotional actions taken in order to drive demand, could have a material adverse effect on our business, results of operations or financial position.

Industry and Economic Risks

●	Exposure to fluctuations in energy prices. Fluctuations in energy prices, including crude oil and gas prices, could negatively impact the activities of those of our customers involved in extracting, refining, or exploring for crude oil and gas, resulting in a corresponding adverse effect on the demand for the products that they purchase from us. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of, and demand for, oil and gas, market uncertainty and a variety of other economic factors that are beyond our control. Worldwide economic, political, and military events, including war (including the military action by Russia in Ukraine), terrorist activity, events in the Middle East and initiatives by the Organization of the Petroleum Exporting Countries (OPEC), have contributed, and are likely to continue to contribute, to price and volume volatility. Such volatility could result in a material adverse effect on our business, results of operations or financial position.

●	The strength of the retail economy in the United States and abroad. Our business is subject to economic conditions in major markets in which we operate, including recession, inflation, deflation, general weakness in retail and industrial markets, as well as the exposure to liabilities under anti-corruption laws in various countries, such as the U.S. Foreign Corrupt Practices Act, currency instability, transportation delays or interruptions, sovereign debt uncertainties and difficulties in enforcement of contract and intellectual property rights, as well as natural disasters. The strength of such markets is a function of many factors beyond our control, including interest rates, employment levels, availability of credit and consumer confidence.
●	Risks associated with Brexit. It is possible that Brexit will result in our U.K. operations becoming subject to materially different, and potentially conflicting, laws, regulations or tariffs which could require costly new compliance initiatives or changes to legal entity structures or operating practices. The ultimate effects of Brexit are yet to be known.
●	Adverse changes in currency exchange rates. A majority of our products are manufactured outside the United States, a portion of which are purchased in the local currency. As a result, we are exposed to movements in the exchange rates of various currencies against the United States dollar which could have an adverse effect on our results of operations or financial position. We believe our most significant foreign currency exposures are the Taiwan dollar (“TWD”) and the Chinese Renminbi (“RMB”). Purchases from Chinese sources are made in U.S. dollars (“USD”). However, if the RMB were to be revalued against the dollar, there could be a significant negative impact on the cost of our products. Further, the reporting currency for our Consolidated Financial Statements is the USD. Certain of the Company’s assets, liabilities, expenses, and revenues are denominated in currencies other than the USD. In preparing our Consolidated Financial Statements, those assets, liabilities, expenses, and revenues are translated into USD at applicable exchange rates. Increases or decreases in exchange rates between the USD and other currencies affect the USD value of those items, as reflected in the Consolidated Financial Statements. Substantial fluctuations in the value of the USD could have a significant impact on the Company’s financial condition and results of operations.
●	Interest rates. Interest rate fluctuations and other capital market conditions could have a material adverse effect on our business, results of operations or financial position.

Financing Risks

●	Debt and debt service requirements. The amount of our debt from time to time could have important consequences. For example, it could: increase our vulnerability to general adverse economic and industry conditions; limit our ability to fund future capital expenditures, working capital and other general corporate requirements and limit our flexibility in planning for, or reacting to, changes in our business.
●	Borrowing and compliance with covenants under our credit facility. Our credit facility contains affirmative and negative covenants including financial covenants, and default provisions. A breach of any of these covenants could result in a default under our credit agreement. Upon the occurrence of an event of default under our current credit agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the lenders were to accelerate the repayment of borrowings, to the extent we have significant outstanding borrowings at said time, we may not have sufficient assets to repay our asset-based credit facility and our other indebtedness. Also, should there be an event of default, or a need to obtain waivers following an event of default, we may be subject to higher borrowing costs and/or more restrictive covenants in future periods. Further, the amount available for borrowing under our asset-based revolving loan facility is subject to a borrowing base, which is determined by taking into account, among other things, our accounts receivable, inventory and machinery and equipment. Fluctuations in our borrowing base impact our ability to borrow funds pursuant to the revolving loan facility.
●	Impairment of long-lived assets and goodwill. The inability to generate future cash flows sufficient to support the recorded amounts of goodwill, other intangible assets and other long-lived assets could result in future impairment charges.

Strategic Risks

●	Retention of key personnel. Our success depends to a significant extent upon the abilities and efforts of our key personnel. The loss of the services of any of our key personnel or our inability to attract and retain qualified personnel in the future could have a material adverse effect on our business, results of operations or financial position.
●	Acquisition of businesses. Part of our business strategy is to opportunistically acquire complementary businesses, which involve risks that could have a material adverse effect on our business, financial condition, and results of operations. These risks include:
●	Loss or significant decline in the revenue of customers of the acquired businesses;
●	Inability to successfully integrate the acquired businesses’ operations;
●	Inability to coordinate management and integrate and retain employees of the acquired businesses;
●	Difficulties in implementing and maintaining consistent standards, controls, procedures, policies, and information systems;
●	Failure to realize anticipated synergies, economies of scale or other anticipated benefits, or to maintain operating margins;
●	Strain on our personnel, systems and resources, and diversion of attention from other priorities;
●	Incurrence of additional debt and related interest expense;
●	Unforeseen or contingent liabilities of the acquired businesses; and
●	Large write-offs or write-downs, or the impairment of goodwill or other intangible assets.

Legal, Regulatory and Compliance Risks

●	Regulatory environment. We cannot anticipate the impact of changes in laws and regulations, including changes in accounting standards, taxation requirements, including tax rate changes, new tax laws and revised tax law interpretations, and environmental laws, in both domestic and foreign jurisdictions. Increased legislative and regulatory activity and burdens, and a more stringent manner in which they are applied, could significantly impact our business and the economy as a whole.
●	Litigation and insurance. The effects of litigation and product liability exposure, as well as other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission and our public announcements could have a material adverse effect on our business, results of operations or financial position. Further, while we maintain insurance policies to protect against most potential exposures, events may arise against us for which we may not be adequately insured.
●	The threat of terrorism, military actions and related political instability and economic uncertainty. The threat of potential terrorist attacks on the United States and throughout the world and political instability has created an atmosphere of economic uncertainty in the United States and in foreign markets. Our results may be impacted by the macroeconomic effects of those events. Also, a disruption in our supply chain as a result of terrorist attacks, military action or the threat thereof, may significantly affect our business and its prospects. In addition, such events may also result in heightened domestic security and higher costs for importing and exporting shipments of components and finished goods. Any of these occurrences may have a material adverse effect on our financial position, cash flow or results in any reporting period. On February 24, 2022, Russian forces launched significant military action against Ukraine. The impact to Ukraine as well as actions taken by other countries, including new and stricter sanctions imposed by the U.S. and other countries and companies and organizations against officials, individuals, regions, and industries in Russia, and actions taken by Russia and certain other countries in response to such sanctions, could also have a material adverse effect on our operations.
●	Business disruptions or other costs associated with information technology, cyber-attacks, system implementations, data privacy, or catastrophic losses. We rely heavily on computer systems to manage and operate our businesses, and record and process transactions. Computer systems are important to production planning, customer service and order fulfillment among other business-critical processes. Consistent and efficient operation of the computer hardware and software systems is imperative to the successful sales and earnings performance. Despite efforts to prevent such situations, and loss control and risk management practices that partially mitigate these risks, our systems may be affected by damage or interruption from, among other causes, fire, natural disasters, power outages, system failures and other information security risks, such as viruses, ransomware attacks and other cyberattacks which have significantly increased in recent years in part due to the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign private parties and state actors. As discussed further in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and elsewhere in this Annual Report, our Florida Pneumatic subsidiary incurred a ransomware incident in May 2021.

Computer hardware and storage equipment that is integral to efficient operations, such as e-mail, telephone, and other functionality, is concentrated in certain physical locations in which we operate. Additionally, we rely on software applications and enterprise cloud storage systems and cloud computing services provided by third-party vendors, and our business may be adversely affected by service disruptions or security breaches in such third-party systems. Security threats and sophisticated computer crime pose a potential risk to the security of our information technology systems, cloud storage systems, networks, services, and assets, as well as the confidentiality and integrity of some of our customers' data as well as other personal identifiable information maintained by us. If we suffer a loss or disclosure of business or stakeholder information including personal identifiable information due to security breaches, including as a result of human error, technological failures or cybersecurity-related attacks, we may suffer interruptions in our ability to manage operations as well as reputational, competitive, or business harm, which may adversely impact our results of operations and financial condition. We maintain a comprehensive system of preventive and detective controls through our security programs; however, given the rapidly evolving nature and proliferation of cyber threats, our controls may not prevent or identify all such attacks in a timely manner or otherwise prevent unauthorized access to, damage to, or interruption of our systems, operations and data, and we cannot eliminate the risk of human error or employee or vendor malfeasance.

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

ITEM 1B.    Unresolved Staff Comments

None.

ITEM 2.    Properties

Florida Pneumatic leases approximately 42,000 square feet in a facility located in Jupiter, Florida, which houses its corporate offices and warehouse. This lease is for a five-year period ending June 2024, which can be reduced by up to one year upon twelve months’ notice by either party.  Its UAT subsidiary leases a 3,100 square foot facility in High Wycombe, United Kingdom. This facility houses UAT’s warehouse / distribution, as well as its office needs. This lease was renewed in 2019, for a five-year period and contains a five-year renewal clause.

Jiffy’s operation is located in Carson City, Nevada in a 17,500 square foot facility owned by another subsidiary of Florida Pneumatic.

Hy-Tech owns a 51,000 square foot plant facility located in Cranberry Township, Pennsylvania. Hy-Tech also leases a 42,000 square foot facility located in Punxsutawney, Pennsylvania. This lease expires in October 2024 and has two three-year options to renew the lease.

The Company leases its executive office of approximately 5,600 square feet located in an office building in Melville, New York. This lease expires August 31, 2025. The Company has the right to terminate this lease effective any time after August 31, 2023, with at least one-year advance written notice to the landlord.

Each facility described above either provides adequate space for the operations of the respective subsidiary for the foreseeable future or can be modified or expanded to provide some additional space.

The owned properties described above are pledged as collateral against the Company’s credit facility, which is discussed further in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources and Notes to Consolidated Financial Statements.

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

None.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common Stock (“Common Stock”) trades on the Nasdaq Global Market under the symbol PFIN.

As of March 23, 2022, there were approximately 3,181,286 holders of record of our Common Stock.

Prior to 2020, the Company’s Board of Directors approved a dividend policy under which the Company intends to declare a cash dividend to its stockholders in the amount of $0.20 per share per annum, payable in equal quarterly installments. In conjunction therewith, the Company’s Board of Directors declared a cash dividend of $0.05 per share to stockholders in February 2020. However, due primarily to the negative impacts of the ongoing COVID-19 global pandemic, the Company’s Board of Directors suspended its cash dividend commencing with the second quarter of 2020.

The Company has not made any definitive determination as to whether it will declare and pay cash dividends in 2022. The Company’s Board of Directors will consider such factors as the Company’s financial condition, results of operations, capital requirements and other factors it deems necessary in deciding whether to reinstate the issuance of quarterly dividends.

ITEM 6.    [Reserved]

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

KEY INDICATORS

Economic Measures

Much of our business is driven by the ebbs and flows of the general economic conditions in both the United States and, to a lesser extent, abroad. We focus on a wide array of customer types including, but not limited to large retailers, aerospace manufacturers, large and small resellers of pneumatic tools and parts, automotive related customers, and many OEM customers. We tend to track the general economic conditions of the United States, industrial production, and general retail sales.

A key economic measure relevant to us is the cost of the raw materials in our products. Key materials include metals, especially various types of steel and aluminum. Also important is the value of the United States Dollar (“USD”) in relation to the Taiwanese dollar (“TWD”), as we purchase a significant portion of our products from Taiwan. Purchases from Chinese sources are made in USD; however, if the Chinese currency, the Renminbi (“RMB”), were to be revalued against the USD, there could be a negative impact on the cost of our products. Additionally, we closely monitor the fluctuation of the Great British Pound (“GBP”) to the USD, and the GBP to TWD, both of which can have an impact on the consolidated results.

We consider tariffs a key economic measure, as a significant portion of products imported by Florida Pneumatic are subject to these tariffs.

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

Revenue Recognition

Our accounting policy relating to revenue recognition reflects the impact of the adoption of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), which is discussed further in our Notes to our Consolidated Financial Statements. As a result of our adoption of ASC 606, we record revenue based on a five-step model. We sell our goods on terms that transfer title and risk of loss at a specified location, which may be our warehouse, destination designated by our customer, port of loading or port of discharge, depending on the final destination of the goods. Other than standard product warranty provisions, our sales arrangements provide for no other post-shipment obligations. We offer rebates and other sales incentives, promotional allowances, or discounts to certain customers, typically related to purchase volume, and are classified as a reduction of revenue and recorded at the time of sale, using the most likely amount approach. We periodically evaluate whether an allowance for sales returns is necessary. Historically, we have experienced minimal sales returns. If we believe there are material potential sales returns, we will provide the necessary provision against sales.

Performance obligations underlying our core revenue sources remain substantially unchanged. Our revenue is generated through the sale of finished products and is recognized at the point in time when merchandise is transferred to the customer with a fixed payment due generally within 30 to 90 days, and in an amount that considers the impacts of estimated allowances. Further, we have made a policy election to account for shipping and handling activities that occur after the customer has obtained control of the products as fulfillment costs rather than as an additional promised service. This election is consistent with our prior policy, and therefore the adoption of ASC 606 relating to shipping and handling activities did not have any impact on our financial results. There are no other performance obligations as of December 31, 2021.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (CONTINUED)

We record an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. We also may record as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and our assessment of the general financial conditions affecting our customer base. If actual collection experience changes, revisions to the allowance may be required. We have a limited number of customers with individually large amounts due at any given consolidated balance sheet date. Further, any unanticipated change in the creditworthiness of any of our customers could have a material effect on our results of operations in the period in which such changes or events occur. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. Based on the information available, we believe that our allowance for doubtful accounts as of December 31, 2021, and 2020 were adequate. However, actual write-offs in future periods could exceed the recorded allowance.

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method, or moving weight average. Its finished products inventory includes materials, labor, and manufacturing overhead costs, is recorded net of an allowance for obsolete or slow-moving inventory (“OSMI”), as well as any unmarketable inventory. Such allowance is based upon historical experience and management’s understanding of market conditions and forecasts of future product demand. Specifically, at Florida Pneumatic and Jiffy we generally place a 100% reserve on inventory that has not had any sales or usage in more than two years. Hy-Tech’s methodology is primarily based on inventory turns, with inventory items that turn less frequently, receiving a greater allowance. Changes in our OSMI impact our balance sheet, gross profit, and net earnings.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill is tested for impairment at the reporting unit level on an annual basis. This test is performed as of the last day in November, or more frequently if we believe indicators of impairment might exist. The Company considered its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test. In evaluating goodwill for impairment, we first assessed qualitative factors to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount. Qualitative factors considered included, for example, macroeconomic and industry conditions, overall financial performance, and other relevant entity-specific events. If we bypassed the qualitative assessment or concluded that it was more likely than not that the fair value of a reporting unit was less than its carrying value, we then performed a quantitative goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any. If the carrying value of the reporting unit’s goodwill exceeded the implied fair value of the goodwill, an impairment loss was recognized in the amount of that excess, not to exceed the carrying amount of goodwill. See Note 1 – Summary of Significant Accounting Policies in Notes to our Consolidated Financial Statements for further information.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES (CONTINUED)

Impairment of Long-Lived Assets

We review long-lived assets, including property, plant, and equipment and identifiable intangible assets, for impairment whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference.

Factors which may cause an impairment of long-lived assets include significant changes in the manner of use of these assets, negative industry or market trends, a significant underperformance relative to historical or projected future operating results, or a likely sale or disposal of the asset before the end of its estimated useful life. If any of these factors exist, we are required to test the long-lived asset for recoverability and may be required to recognize an impairment charge for all or a portion of the asset’s carrying value.

Income Taxes

We account for income taxes using the asset and liability approach. This approach requires the recognition of current tax assets or liabilities for the amounts refundable or payable on tax returns for the current year, as well as the recognition of deferred tax assets or liabilities for the expected future tax consequences of temporary differences that can arise between (a) the amount of taxable income and pretax financial income for a year, such as from net operating loss carryforwards and other tax credits, and (b) the tax bases of assets or liabilities and their reported amounts in the Consolidated Financial Statements. Deferred tax assets and liabilities are measured using enacted tax rates. The impact on deferred tax assets and liabilities of changes in tax rates and laws, if any, is reflected in the Consolidated Financial Statements in the period enacted. Further, we evaluate the likelihood of realizing a benefit from our deferred tax assets by estimating future sources of taxable income and the impact of tax planning strategies. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

During 2021, significant factors that impacted our results of operations were the:

●	Ongoing negative impact of the COVID-19 pandemic on revenue, income, and supply chain;
●	Ongoing production slow-down by Boeing of its 737 MAX aircraft, as well as significant reductions in activity at other commercial and military aerospace manufacturing facilities; and
●	Benefits provided under the CARES Act (Paycheck Protection Program Loan and Employee Retention Credit).

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

The COVID-19 virus and the resultant global economic down-turn continued to have a negative impact on our 2021 results.  Additionally, we believe the supply-chain crisis as discussed below, is related to the pandemic. In addition, the COVID-19 pandemic has caused many of our customers and potential customers to refuse on-site visits, which is critical to generating revenue. We believe that until the above issues subside, our business will likely continue to be adversely affected.

BOEING/AEROSPACE

The Federal Aviation Administration (“FAA”) and the European Union Aviation Safety Agency (“EASA”) have lifted the grounding of the 737 MAX. China, and the grounding of the 737 MAX aircraft, which is a large customer of Boeing, has not lifted the grounding on the 737 MAX aircraft.  Boeing is currently holding completed 737 MAX aircraft destined for Chinese carriers.  As a result of the aforementioned, and airline companies limiting deliveries of new aircraft due to weak air travel demand, we believe production at Boeing of its 737 MAX aircraft is likely to remain below the Production levels that existed prior to both the onset of the COVID-19 pandemic.  Further, the Federal Aviation Administration continues to impose close monitoring and approval of Boeings 787 Dreamliner. Until these issues are fully resolved, we will likely continue to have an adverse effect on our revenue for the foreseeable future. In addition, production of military and other commercial aircraft throughout the industry has slowed as well, we believe due to the ongoing global COVID-19 pandemic. However, we believe when all other commercial and military production lines throughout the United States come back online, an increase in our revenue should follow.

INTERNATIONAL SUPPLY CHAIN

Beginning in early 2021, but magnified during the third and fourth quarters, we encountered severe delays in receiving inventory from our Asian suppliers, which led to intermittent shortages of inventory. Further, during this same period and continuing into 2022, ocean freight costs have greatly increased.  This trend of higher costs and delayed deliveries have continued into 2022.  The major reasons for these issues include the following:

●	Increased price of fuel
●	Shortage of shipping containers
●	Congestion at the ports in Asia and the United States
●	Shortage of truck drivers in the United States.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

At the present time, we believe the above-mentioned supply chain disruptions, along with increased freight and general domestic transportation costs will likely continue during 2022. It is unknown at this time how much, if any of the increased costs can be passed on to our customers.

INVENTORY GROWTH

Our inventory increased to $24,021,000 at December 31, 2021, from $18,362,000 at December 31, 2020.  Such increase, most of which took place at Florida Pneumatic, was the result of increased purchases during the second half of the year in order to increase safety stock levels.  This was necessary in order to protect against significant delays in the receipt of overseas shipments beginning in mid-2021, which in turn had resulted in “out of stock” positions on several key items. Further, we received a relatively large order in late 2021 that is scheduled to ship to a customer in the first half of 2022. Lastly, it should be noted that inventory levels at December 31, 2020, were suppressed due primarily to sales and production levels being hampered by the pandemic.  As such, a portion of this year-over-year inventory increase was designed to raise our inventory at all locations to safer pre-pandemic levels, in order to provide necessary inventory for growth.

TECHNOLOGIES

We believe that over time, several newer technologies and features will have a greater impact on the market for our traditional pneumatic tool offerings. The impact of this evolution has been felt initially by the advent of advanced cordless operated hand tools in the automotive aftermarket. We continue to analyze the practicality of developing or incorporating more advanced technologies in our tool platforms.

OTHER MATTERS

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

RESULTS OF OPERATIONS

2021 compared to 2020

REVENUE

The tables set forth below provide an analysis of our revenue for the years ended December 31, 2021, and 2020.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated

	Year Ended December 31,
	2021		2020		Increase
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Florida Pneumatic	$41,488,000	77.5%	$38,276,000	77.9%	$3,212,000	8.4%
Hy-Tech	12,066,000	22.5	10,860,000	22.1	1,206,000	11.1
Total	$53,554,000	100.0%	$49,136,000	100.0%	$4,418,000	9.0%

REVENUE

Florida Pneumatic

Florida Pneumatic markets its air tool products to four primary sectors within the pneumatic tool market; Automotive, Retail, Aerospace, and Industrial. It also generates revenue from its Berkley products line, as well as a line of air filters and other OEM parts (“Other”).

	Year Ended December 31,
	2021		2020		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Automotive	$14,543,000	35.1%	$13,270,000	34.7%	$1,273,000	9.6%
Retail	13,995,000	33.7	12,940,000	33.8	1,055,000	8.2
Aerospace	7,184,000	17.3	8,087,000	21.1	(903,000)	(11.2)
Industrial	5,289,000	12.7	3,481,000	9.1	1,808,000	51.9
Other	477,000	1.2	498,000	1.3	(21,000)	(4.2)
Total	$41,488,000	100.0%	$38,276,000	100.0%	$3,212,000	8.4%

The increase in Florida Pneumatic’s total 2021 revenue when compared to the prior year was driven by its Automotive, Retail and Industrial sectors.   Specifically, the 9.6% increase in its Automotive revenue was due primarily to stronger consumer demand for its AIRCAT brand of tools and accessories during 2021, compared to the prior year. The most significant portion of the growth in revenue of its Retail sector (The Home Depot), was due to the demand for specific tools and accessories, which we believe were used by its customers to combat the COVID-19 pandemic. The largest year over year revenue growth occurred at its Industrial tools’ product line.  This 51.9% growth was the result of stronger demand for its products in 2021 from its foundry, metal fabrication, manufacturing, and assembly, partially offset by a slight decline in aerospace customers within this sector.

Most of the Aerospace revenue is attributable to Jiffy Air Tool. The Boeing Corporation is a major customer of Jiffy. The Boeing 737 MAX aircraft had been grounded by the FAA and the EASA in March 2019. In 2021, both agencies lifted the “No Fly” ruling it imposed on all Boeing 737 MAX aircraft, allowing it to begin flights in the United States, and Europe.  As a result, order activity from Boeing during the latter portion of 2021 began to slowly improve.  However, it is uncertain how long, if ever, it will take for the Boeing Corporation to increase its manufacturing of its 737 MAX aircraft to a volume that would be comparable to 2019 levels.  Lastly, we do note that orders from other aerospace companies and military aircraft manufacturers also improved slightly during the latter portion of 2021, compared to earlier in the year, and to the same period in 2020. Further, we believe that as both domestic and international travel increase and Boeing and other major aircraft manufacturers begin to produce and deliver new aircraft, we could see a continuation of the improved order level within this Aerospace sector.   However, no assurance can be made, and it is possible that this sector will remain depressed for the foreseeable future.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

REVENUE

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

	Year Ended December 31,
	2021		2020		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
OEM	$5,842,000	48.4%	$4,272,000	39.4%	$1,570,000	36.8%
PTG	2,846,000	23.6	3,326,000	30.6	(480,000)	(14.4)
ATP	3,024,000	25.1	2,796,000	25.7	228,000	8.2
Other	354,000	2.9	466,000	4.3	(112,000)	(24.0)
Total	$12,066,000	100.0%	$10,860,000	100.0%	$1,206,000	11.1%

Although still somewhat hampered by the ill effects that the COVID-19 pandemic has placed upon Hy-Tech’s results during 2021, it was able to increase its total revenue by 11.1%, compared to 2020. As illustrated in the table above, the growth came from its OEM and ATP products lines.  Significant orders from certain major OEM customers, along with its Engineered Solutions approach, which continues to gain market momentum, provided the impetus for the growth in OEM.  Its ATP revenue improvement was due in large part to a rebound in general economic activity. However, as stated in previous filings, Hy-Tech decided to focus a greater portion of its product development and marketing efforts on its Engineered Solutions. We believe the development of the Engineered Solutions and PTG product offerings provides Hy-Tech an opportunity to generate new, additional sources of revenue in the future. Additionally, in an effort to increase market penetration, Hy-Tech has “refreshed” and/or improved several of its ATP tools, including providing additional resourses to support the marketing of as its Magnum Force line of large impact wrenches. Hy-Tech believes that the Magnum Force line, a series of super duty industrial impact tools, that are designed specifically for use in demanding environments, such as refinery turnarounds, power generation outages, structural steel erection, mining and other similar bolting applications, is beginning to gain acceptance. The above increases were partially offset by a decline in its PTG and Other revenue. Despite on-going PTG product and internal systems improvements, this line continues to encounter delays and disruptions in its outside third-party processors, creating delays in its delivery time to its customers.  Additionally, PTG continues to encounter reluctance to permit face to face visitation, which we believe is critical to completing the sale of PTG products and services to its current, and more importantly, its prospective customers.  The decline in Hy-Tech’s Other revenue was due primarily to a large order for its Thaxton products shipping during the third quarter in 2020, with no similar order this year, and reduced orders for its NUMATX products in 2021, compared to the prior year.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

GROSS MARGIN

	Year Ended December 31,		Increase
	2021	2020	Amount		%
Florida Pneumatic	$15,274,000	$14,022,000	$1,252,000		8.9%
As percent of respective revenue	36.8%	36.6%	0.2	% pts
Hy-Tech	$2,073,000	$171,000	$1,902,000		1112.3%
As percent of respective revenue	17.2%	1.6%	15.6	% pts
Total Tools	$17,347,000	$14,193,000	$3,154,000		22.2%
As percent of respective revenue	32.4%	28.9%	3.5	% pts

As discussed earlier, the increase in Florida Pneumatic’s Industrial revenue, which tends to generate stronger margins, contributed to the higher gross margin in 2021, compared to that generated in 2020. Additionally, improved overhead absorption during 2021 at Jiffy contributed to Florida Pneumatic’s improved gross margin.  However, increased freight costs, particularly inbound ocean freight, and incremental costs associated with supply chain disruptions, partially offset the improvement. Florida Pneumatic’s ocean freight costs, particularly during the second half of 2021, have increased approximately four-fold when compared to a year ago. We are attempting to pass through a portion of these increases; however, we may not be able to fully neutralize the negative effects.

Hy-Tech manufactures most of its products. Its gross margin is significantly affected by customer/product mix. Additionally, factors such as absorption of manufacturing overhead, raw material pricing third-party costs, and the supply chain issues discussed above, have affected its gross margin, all of which have been impacted by the ongoing ill effects of the pandemic. Specifically, Hy-Tech has encountered higher raw material, freight and outside third-party vendor costs, all adversely affecting its gross margin in 2021.  It should be noted that during 2020 Hy-Tech incurred an excess charge relating to obsolete, slow-moving inventory (“OSMI”).  Further, primarily occurring during the first half of 2020, Hy-Tech’s total gross margin was impacted by lower-than-expected gross margin on the sale of PTG products, due primarily to start-up issues in the then new facility. The two previous factors relating to fiscal 2020 were the causes for the weak gross margin.

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

Our SG&A expenses during 2021 were $19,856,000, compared to $19,367,000, in 2020. There were significant factors which contributed to the net change. First, driven by an increase of more than $4,400,000 in revenue, our variable expenses increased $333,000. Variable expenses include among other items, commissions, freight out, travel, advertising, shipping supplies and warranty costs. Additionally, we incurred approximately $376,000 in additional information systems costs during 2021, compared to the prior year, most of which related to the May 2021 ransomware attack at our Florida Pneumatic subsidiary. Further, compensation expense increased $430,000. Compensation expense is comprised of base salaries and wages, accrued performance-based bonus incentives and associated payroll taxes and employee benefits. This increase is due in part to an increase in Company-wide bonuses being issued in 2021 over 2020. Partially offsetting the above increases was a decline in professional fees of $565,000, most of which relates to expenses in 2020 incurred as the result of the relocation and set up of the two gear businesses that were acquired in late 2019, none of the relocation expenses repeated in 2021. Lastly, depreciation and amortization expenses declined $77,000, and corporate expenses and stock-based compensation declined $29,000 and $34,000, respectively.

IMPAIRMENT OF ASSETS

During 2021, we reduced by $88,000, the carrying value of certain not-in-use fixed assets to their fair market value.

During the second quarter of 2020, we recorded goodwill and intangible asset impairment charges totaling $1,612,000, with $284,000 related to goodwill and $1,328,000 related to customer relationships, patents, and trade name.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

OTHER INCOME

As discussed in Note 7 – CARES Act, the Employee Retention Credit (“ERC”) was established by the Coronavirus Aid, Relief, and Economic Security Act (“CARES, or “CARES Act”), in March 2020. Its intention was to help businesses retain employees and avoid layoffs during the coronavirus pandemic. The ERC provides a per employee credit to eligible businesses based on a percentage of qualified wages and certain benefits paid to, or on behalf of employees. There are two tests to determine if a company is eligible: a) if a business encountered a partial or total government ordered shutdown, or b) a business recorded a decline in gross receipts. (measuring quarterly gross receipts each quarter to same quarter in 2019). For 2020, the decline in gross receipts had to be greater than 50%, and for 2021 the decline in gross receipts had to greater than 20%. In December 2021 we began and completed the process of determining and verifying our eligibility and amount of credit. This resulted in filing amended payroll tax forms for credits totaling $2,028,000. The ERC is subject to federal and local income tax.

Additionally, pursuant to the CARES Act, on April 20, 2020, we received a Paycheck Protection Program (“PPP”) loan, in the amount of $2,929,000. Under the terms of the CARES Act, as amended, we were eligible to apply for forgiveness for all or a portion of the PPP loan.  In February 2021, we filed an application for forgiveness with the lender, who approved this submission and submitted the application for forgiveness to the SBA. On June 9, 2021, we were advised that the SBA had approved our PPP loan forgiveness application.  Accordingly, the lender applied the funds it received from the SBA and paid off PPP loan principal and interest in full.  In accordance with accounting guidance this forgiveness of debt and related accrued interest is to be accounted for as Other Income and is not considered as taxable income.

In connection with the acquisition completed in late 2019, we and the seller agreed to settle a contingent liability originally recorded as $64,000 for $12,000. As such, in 2020, we reduced the contingent consideration payable by $52,000 and recorded a like amount as Other Income. Additionally, during 2020, we received Coronavirus related grants totaling $53,000 at our United Kingdom operation from Her Majesty’s Government, which were recorded as Other Income. The grant funds were not required to be repaid.

INTEREST EXPENSE – NET

	Year Ended December 31,		(Decrease) Increase
	2021	2020	Amount	%
Interest expense attributable to:
Short-term borrowings	$47,000	$106,000	$(59,000)	(55.7)%
PPP loan	(18,000)	18,000	36,000	200.0
Amortization expense of debt issue costs	16,000	16,000	—	—

Total	$45,000	$140,000	$(95,000)	(67.9)%

The Applicable Margin, as defined in our Credit Agreement was the same during the fiscal years ended December 31, 2021, and 2020. (See Liquidity for further discussion).  The average balance of short-term borrowings during the fiscal years ended December 31. 2021, and 2020, were $2,686,000 and $4,042,000, respectively. The reduction in short-term borrowings interest expense was due primarily to lower average borrowings in 2021, compared to the average borrowing levels in the prior year. The increase in short-term borrowings was driven primarily by increased inventory and accounts receivable levels.

As discussed in Note 7 – CARES Act, to our Consolidated Financial Statements, in late April 2020, we borrowed approximately $2.9 million as part of the Paycheck Protection Program (“PPP”) from BNB Bank as provided under the CARES Act. The PPP Loan, as defined in Note 7, accrued interest at a rate of 1.0% per annum. Pursuant to the Flexibility Act, as defined in Note 7, interest on any unforgiven amount is deferred until the forgiveness determination is made by the Small Business Administration (“SBA”). On June 9, 2021, we received notice that the SBA had forgiven our obligation to repay the PPP loan and related accrued interest.  As such, we recorded a reversal of the accrued interest related to the PPP loan.

Lastly, we and our bank amended the Credit Agreement in February 2019. The amortization expense is related to the debt issue costs associated with amendments to our banking facility.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

INCOME TAX EXPENSE

The benefit from income taxes was $2,000 in 2021 and $1,901,000 in 2020. Significant factors impacting 2021’s net effective tax benefit rate of 0.1% were the enactment of the Coronavirus Aid, Relief, and Economic Security Act, non-deductible permanent differences and state and local taxes. The net effective tax benefit for 2020 was 27.7%. See Note 10– Income Taxes to our Consolidated Financial Statements for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

We monitor such metrics as days sales outstanding, inventory requirements, accounts payable and capital expenditures to project liquidity needs, as well as evaluate return on assets. Our primary source of funds is our Revolver Loan (“Revolver”) with our bank.

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	December 31,
	2021	2020

Working capital	$24,598,000	$21,258,000
Current ratio	3.04 to 1	3.57 to 1
Shareholders’ equity	$43,840,000	$41,538,000

Credit facility

Our Credit Facility is discussed in detail in Note 6 Debt, to our Consolidated Financial Statements.

The average balance of short-term borrowings during the years ended December 31, 2021, and 2020 were $2,686,000 and $4,042,000, respectively.

Should the need arise whereby the current credit facility is insufficient; we believe that the current facility could be expanded, and/or we could obtain additional funds based on the value of our real property.

Cash Flows

For the year ended December 31, 2021, cash used by operating activities was $4,149,000, compared to cash provided by operating activities for the year ended December 31, 2020, of $3,047,000. At December 31, 2021, our consolidated cash balance was $539,000, compared to $904,000 at December 31, 2020. Cash at our UAT subsidiary on December 31, 2021, and 2020 was $190,000 and $335,000, respectively. We operate under the terms and conditions of the Credit Agreement. As a result, all domestic cash receipts are remitted to Capital One lockboxes.

Our total debt to total book capitalization (total debt divided by total debt plus equity) on December 31, 2021, was 11.6%, compared to 9.4% on December 31, 2020.

As a result of the acquisition of the Jackson Gear business (See Note 12) in January 2022, additional working capital needs due to anticipated growth, and a roll-out of a tools program to our retail customer, our Revolver borrowings will increase significantly in the first half of 2022 and should then decline as we approach the end of 2022.

Capital spending during the year ended December 31, 2021, was $642,000, compared to $1,104,000 in 2020. Capital expenditures currently planned for 2022 are approximately $1,400,000, which we expect will be financed through the Credit Facility. The major portion of these planned capital expenditures will be for new metal cutting equipment, tooling and information technology hardware and software, and the expansion of our Punxsutawney, PA facility as a result of the acquisition of Jackson Gear (See Note 12).

Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES - Continued

Cash Flows- Continued

Our liquidity and capital is primarily sourced from our credit facility, described in Note 6 - Debt, to our Consolidated Financial Statements, and cash from operations. At December 31, 2021, we had $9,578,000 available to us from the revolver portion of the credit facility.

For the year ended December 31, 2021, we had $16,331,000 of open purchase order commitments, compared to $8,530,000 at December 31, 2020.

Customer concentration

At December 31, 2021, we had one customer that accounted for 26.1% of our consolidated revenue, compared to 26.3% of 2020’s revenue. Further, accounts receivable on December 31, 2021, and 2020 due from this customer were 35.9% and 38.0%, respectively, of total accounts receivable.

IMPACT OF INFLATION

Increasing prices, most notably in freight/transportation and, to a lesser extent, the cost of raw materials had a material effect on our results of operations in 2021. We believe that recent significant increases of inflation, the on-going volatility of freight/transportation costs, and recent geopolitical unrest will have an impact on our results of operations during 2022.

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

P&F INDUSTRIES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of P&F Industries, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of P&F Industries, Inc. and Subsidiaries (the "Company") as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity and cash flows for  the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of Goodwill and Indefinite Lived Intangibles (Note 1 and Note 5 to the Consolidated Financial Statements)

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

Given these factors, auditing management’s quantitative impairment tests for goodwill and indefinite lived intangible assets involved especially challenging, subjective, and complex auditor judgment and increased audit effort.

How Our Audit Addressed the Critical Audit Matter

Our principal audit procedures related to the Company’s annual goodwill and indefinite lived intangibles impairment test included the following, among others:

•

We gained an understanding of and evaluated the design and implementation of the Company’s controls that address the risk of material misstatement related to potential impairment, including methods, data, and significant assumptions used in developing the discounted cashflow analysis as well as the completeness and accuracy of the underlying data used by the Company in its analyses;

•	We evaluated management’s significant accounting policies related to impairment of goodwill and indefinite-lived intangible assets for reasonableness;
•	We evaluated significant judgments made by management, including the identification of two reporting units along with a separate unit to capture the corporate overhead;
•	We evaluated management’s ability to estimate future cash flows, including projected revenues, by performing a retrospective review of select Company historical cash flow forecasts;
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

•	We evaluated management’s reconciliation of the fair value measurements from the individual reporting units discounted cash flows to the Company’s market capitalization.

/s/ CohnReznick LLP

We have served as the Company's auditor since 2008.

Jericho, New York

March 30, 2022

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS

Cash	$539,000	$904,000
Accounts receivable — net	7,550,000	7,468,000
Inventories	24,021,000	18,362,000
Prepaid expenses and other current assets	4,566,000	2,806,000
TOTAL CURRENT ASSETS	36,676,000	29,540,000

PROPERTY AND EQUIPMENT
Land	507,000	507,000
Buildings and improvements	3,605,000	3,544,000
Machinery and equipment	25,675,000	25,673,000
	29,787,000	29,724,000
Less accumulated depreciation and amortization	21,707,000	20,329,000
NET PROPERTY AND EQUIPMENT	8,080,000	9,395,000

GOODWILL	4,447,000	4,449,000

OTHER INTANGIBLE ASSETS — net	5,592,000	6,226,000

DEFERRED INCOME TAXES — net	349,000	226,000

RIGHT-OF-USE ASSETS – OPERATING LEASES	2,969,000	3,281,000

OTHER ASSETS — net	77,000	250,000

TOTAL ASSETS	$58,190,000	$53,367,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES

Short-term borrowings	$5,765,000	$1,374,000
Accounts payable	2,920,000	2,199,000
Accrued compensation and benefits	1,475,000	525,000
Accrued other liabilities	1,078,000	1,354,000
Current leased obligations – operating leases	840,000	847,000
Current maturities of long-term debt (PPP loan)	—	1,983,000
TOTAL CURRENT LIABILITIES	12,078,000	8,282,000

Non-current leased obligations – operating leases	2,176,000	2,474,000
Long-term debt, less current maturities (PPP loan)	—	946,000
Other liabilities	96,000	127,000

TOTAL LIABILITIES	14,350,000	11,829,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common Stock:
Class A - $1 par; authorized - 7,000,000 shares; issued – 4,453,000 on December 31, 2021 and 4,428,000 on December 31, 2020	4,453,000	4,428,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	14,167,000	14,144,000
Retained earnings	36,046,000	33,756,000
Treasury stock, at cost – 1,273,000 shares on December 31, 2021 and 2020	(10,213,000)	(10,213,000)
Accumulated other comprehensive loss	(613,000)	(577,000)

TOTAL SHAREHOLDERS’ EQUITY	43,840,000	41,538,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$58,190,000	$53,367,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years ended December 31,
	2021	2020
Net revenue	$53,554,000	$49,136,000
Cost of sales	36,207,000	34,943,000
Gross profit	17,347,000	14,193,000
Selling, general and administrative expenses	19,856,000	19,367,000
Impairment of assets held for sale	88,000	---
Impairment of goodwill	---	1,612,000
Operating loss	(2,597,000)	(6,786,000)
Other income	4,957,000	106,000
Loss on sale of fixed assets	(27,000)	(35,000)
Interest expense	(45,000)	(140,000)
Income (loss) before income taxes	2,288,000	(6,855,000)
Income tax benefit	2,000	1,901,000
Net income (loss)	$2,290,000	$(4,954,000)

Basic earnings (loss) per share	$0.72	$(1.57)
Diluted earnings (loss) per share	$0.72	$(1.57)

Weighted average common shares outstanding:
Basic	3,178,000	3,149,000
Diluted	3,192,000	3,149,000

Net income (loss)	$2,290,000	$(4,954,000)
Other comprehensive (loss) income - foreign currency translation adjustment	(36,000)	43,000
Total comprehensive income (loss)	$2,254,000	$(4,911,000)

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

								Accumulated
		Class A Common		Additional				other
		Stock, $1 Par		paid-in	Retained	Treasury stock		comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	(loss)
Balance, January 1, 2021	$41,538,000	4,428,000	$4,428,000	$14,144,000	$33,756,000	(1,273,000)	$(10,213,000)	$(577,000)

Net income	2,290,000	—	—	—	2,290,000	—	—	—

Restricted Common Stock compensation	43,000	25,000	25,000	18,000	—	—	—	—

Stock - based compensation	5,000	—	—	5,000	—	—	—	—

Foreign currency translation adjustment	(36,000)	—	—	—	—	—	—	(36,000)

Balance, December 31, 2021	$43,840,000	4,453,000	$4,453,000	$14,167,000	$36,046,000	(1,273,000)	$(10,213,000)	$(613,000)

								Accumulated
		Class A Common		Additional				other
		Stock, $1 Par		paid-in	Retained	Treasury stock		comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	(loss) income
Balance, January 1, 2020	$46,506,000	4,416,000	$4,416,000	$14,056,000	$38,867,000	(1,273,000)	$(10,213,000)	$(620,000)

Net loss	(4,954,000)	—	—	—	(4,954,000)	—	—	—

Exercise of stock options	18,000	6,000	6,000	12,000	—	—	—	—

Restricted Common Stock compensation	41,000	6,000	6,000	35,000	—	—	—	—

Stock - based compensation	41,000	—	—	41,000	—	—	—	—

Dividends	(157,000)	—	—	—	(157,000)	—	—	—

Foreign currency translation adjustment	43,000	—	—	—	—	—	—	43,000

Balance, December 31, 2020	$41,538,000	4,428,000	$4,428,000	$14,144,000	$33,756,000	(1,273,000)	$(10,213,000)	$(577,000)

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2021	2020
Cash Flows from Operating Activities
Net income (loss)	$2,290,000	$(4,954,000)

Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Non-cash charges:
Depreciation	1,788,000	1,787,000
Amortization of other intangible assets	631,000	702,000
Operating lease expense	895,000	899,000
Amortization of debt issue costs	16,000	16,000
Amortization of consideration payable to customer	270,000	270,000
Provision for doubtful accounts	10,000	24,000
Stock-based compensation	5,000	41,000
Restricted stock-based compensation	43,000	41,000
(Loss) gain on sale of fixed assets	(27,000)	35,000
Deferred income taxes	(120,000)	(11,000)
Fair value adjustment of assets held for sale	88,000	—
Gain on contingent consideration settlement	—	(52,000)
Gain on lease obligation settlement	—	(31,000)
Gain on forgiveness of grant obligation	(2,929,000)	(53,000)
Impairment of assets	—	1,612,000
Changes in operating assets and liabilities:
Accounts receivable	(96,000)	1,835,000
Inventories	(5,671,000)	4,538,000
Prepaid expenses and other current assets	(1,825,000)	(1,341,000)
Accounts payable	726,000	352,000
Accrued compensation and benefits	954,000	(1,498,000)
Accrued other liabilities	(264,000)	(185,000)
Operating lease liabilities	(888,000)	(918,000)
Other liabilities	(45,000)	(62,000)
Total adjustments	(6,439,000)	8,001,000
Net cash (used in) provided by operating activities	(4,149,000)	3,047,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2021	2020
Cash Flows from Investing Activities:
Capital expenditures	$(642,000)	$(1,104,000)
Proceeds from sale or disposal of machinery and equipment	58,000	1,000
Net cash used in investing activities	(584,000)	(1,103,000)

Cash Flows from Financing Activities:
Dividend payments	—	(157,000)
Proceeds from exercise of stock options	—	18,000
Net proceeds (payments) from short-term borrowings	4,391,000	(4,274,000)
Proceeds from Grant	—	53,000
Proceeds from PPP loan	—	2,929,000
Net cash provided by (used in) financing activities	4,391,000	(1,431,000)
Effect of exchange rate changes on cash	(23,000)	11,000
Net (decrease) increase in cash	(365,000)	524,000
Cash at beginning of year	904,000	380,000
Cash at end of year	$539,000	$904,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$39,000	$120,000

Income taxes	$22,000	$35,000

Cash paid for amounts included in the measurement of operating lease liabilities	$10,000	$5,000

Supplemental disclosures of non-cash investing and financing activities:

Right of Use (“ROU”) assets recognized for new operating lease liabilities	$427,000	$140,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 1—SUMMARY OF ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements contained herein include the accounts of P&F Industries, Inc. and subsidiaries (“P&F” or the “Company”). All significant intercompany balances and transactions have been eliminated.

The Company

P&F is a Delaware corporation incorporated in 1963. The Company conducts its business through a wholly-owned subsidiary, Continental Tool Group, Inc. (“Continental”), which in turn operates through its wholly-owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”). Exhaust Technologies Inc. (“ETI”), Universal Air Tool Company Limited (“UAT”) and Jiffy Air Tool, Inc. (“Jiffy”), are all wholly-owned subsidiaries of Florida Pneumatic. The business of Air Tool Service Company (“ATSCO”) operates through a wholly-owned subsidiary of Hy-Tech. During 2019, the Company through a wholly-owned subsidiary of Hy-Tech, acquired substantially all the operating assets comprising the businesses of Blaz-Man Gear, Inc. and Gear Products & Manufacturing, Inc., each a manufacturer and distributer of custom gears.

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

Hy-Tech designs, manufactures, and distributes industrial tools, pneumatic systems, gearing, accessories, and a wide variety of replacement parts under various brands including ATP, NUMATX, Thaxton and Power Transmission Group. These tools, etc. are sold at prices ranging from $300 to $42,000.

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

Nearly all of Hy-Tech brands are manufactured in the United States of America. Hy-Tech markets ATP branded impact sockets, striking wrenches and accessories that are imported from Italy and Asia.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 1—SUMMARY OF ACCOUNTING POLICIES – Continued

The Company – Continued

The sales of Hy-Tech products through various channel and direct customers are managed by both direct sales personnel and a network of specialized manufacturer representatives. Further, its products are sold as standard off-the-shelf and also customized to be sold for customer specific specifications

.

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

The COVID-19 virus and the resultant global economic down-turn had a negative impact on our fiscal 2021 results.  Additionally, we believe the supply-chain crisis is related to the pandemic. Beginning in early 2021, but magnifying during the third quarter of 2021, we encountered severe shipping / receiving delays of inventory / containers from our Asian suppliers, which has caused intermittent shortages of inventory. Further, the costs of international freight have greatly increased. In addition, the COVID-19 pandemic has caused many of our customers and potential customers to refuse on-site visits, which is critical to generating revenue. We believe that until the above issues subside, our business will likely continue to be adversely affected.

Going Concern Assessment

Management assesses going concern uncertainty to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued, which is referred to as the “look-forward period,” as defined in US GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, it considers various scenarios, forecasts, projections, estimates and makes certain key assumptions, including the timing and nature of projected cash expenditures, its ability to reduce, delay or curtail cash outflows and its ability to raise additional capital, if necessary, among other factors. Management has prepared estimates of operations covering the look-forward period and believes that sufficient funds will be generated from operations, working capital, and its existing credit facility to fund its operations. The Company has contingency plans in which it would further reduce or defer additional expenses and cash outlays, should operations weaken beyond current forecasts.

The impact of COVID-19 on the Company’s business has been considered in these assumptions; however, it is unclear what the full impact of COVID-19 will be in the future or when the Company believes a return to more normal operations may occur.

As part of the business incentives offered in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company, on April 20, 2020, received a $2.9 million Paycheck Protection Program (“PPP”) loan, which was forgiven in 2021. Additionally, in December 2021, the Company recorded an Employee Retention Credit of approximately $2.0 million. See Note 7 - CARES Act to the Company’s consolidated financial statements for further discussion.

The accompanying consolidated financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 1—SUMMARY OF ACCOUNTING POLICIES – Continued

Going Concern Assessment – Continued

During 2021, the Company generated an after-tax income of $2,290,000. For fiscal years ended December 31, 2020, and 2021, the Company reported operating losses, and had negative cash flows in 2021. At December 31, 2021, the Company had working capital of $24,598,000 and availability on its bank facility of approximately $9,578,000. See Note 6 – Debt, for further discussion.

Revenue Recognition

The Company records revenue based on a five-step model in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). The Company sells its goods on terms which transfer title and risk of loss at a specified location, which may be our warehouse, destination designated by our customer, port of loading or port of discharge, depending on the final destination of the goods. Other than standard product warranty provisions, our sales arrangements provide for no other post-shipment obligations. The Company offers rebates and other sales incentives, promotional allowances or discounts for certain customers that are typically related to customer purchase volume, all of which are classified as a reduction of revenue and recorded at the time of sale, using the most likely amount approach. The Company periodically evaluates whether an allowance for sales returns is necessary. Historically, we have experienced minimal sales returns. If the Company believes there are material potential sales returns, it will provide the necessary provision against sales.

The Company’s performance obligations underlying its core revenue sources remain substantially unchanged. Its revenue is generated through the sale of finished products and is generally recognized at the point in time when merchandise is transferred to the customer with a fixed payment due generally within 30 to 90 days, and in an amount that considers the impacts of estimated allowances. Further, the Company has made a policy election to account for shipping and handling activities that occur after the customer has obtained control of the products as fulfillment costs rather than as an additional promised service. This election is consistent with the Company’s prior policy, and therefore the adoption of ASC 606 relating to shipping and handling activities did not have any impact on its financial results. There are no other performance obligations as of December 31, 2021.

Accounts receivable at December 31, 2019, was $9,313,000.

The Company analyzes its revenue as follows:

Revenue generated at Florida Pneumatic.

	Year Ended December 31,
	2021		2020		(Decrease) increase
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Automotive	$14,543,000	35.1%	$13,270,000	34.7%	$1,273,000	9.6%
Retail	13,995,000	33.7	12,940,000	33.8	1,055,000	8.2
Aerospace	7,184,000	17.3	8,087,000	21.1	(903,000)	(11.2)
Industrial	5,289,000	12.7	3,481,000	9.1	1,808,000	51.9
Other	477,000	1.2	498,000	1.3	(21,000)	(4.2)
Total	$41,488,000	100.0%	$38,276,000	100.0%	$3,212,000	8.4%

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 1—SUMMARY OF ACCOUNTING POLICIES – Continued

Revenue Recognition – Continued

Revenue generated at Hy-Tech.

	Year Ended December 31,
	2021		2020		(Decrease) increase
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
OEM	$5,842,000	48.4%	$4,272,000	39.4%	$1,570,000	36.8%
PTG	2,846,000	23.6	3,326,000	30.6	(480,000)	(14.4)
ATP	3,024,000	25.1	2,796,000	25.7	228,000	8.2
Other	354,000	2.9	466,000	4.3	(112,000)	(24.0)
Total	$12,066,000	100.0%	$10,860,000	100.0%	$1,206,000	11.1%

Shipping and Handling Costs

Expenses for shipping and handling costs are included in selling, general and administrative expenses, and totaled approximately $2,038,000 and $1,831,000, respectively, for the years ended December 31, 2021 and 2020.

Cash and Cash Equivalents

Cash consists of cash held in bank demand deposits. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2021, and 2020.

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and short-term debt approximate fair value as of December 31, 2021, and 2020 because of the relatively short-term maturity of these financial instruments.

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

The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. The Company also records as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and the Company’s assessment of the general financial conditions affecting its customer base. If actual collection experience changes, revisions to the allowance may be required. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in the creditworthiness of any of these customers could have a material effect on the Company’s results of operations in the period in which such changes or events occur. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. Based on the information available, the Company believes that its allowance for doubtful accounts as of December 31, 2021, is adequate. However, actual write-offs might exceed the recorded allowance.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 1—SUMMARY OF ACCOUNTING POLICIES - Continued

Concentrations of Credit Risk

The Company places the majority of its cash with its primary bank, Capital One Bank, National Association (“Capital One”), which is insured by the Federal Deposit Insurance Corporation (“FDIC”). Significant concentrations of credit risk may arise from the Company’s cash maintained at Capital One, as from time-to-time cash balances may exceed the FDIC limits. At December 31, 2021, there was $27,000 in excess of the FDIC insured amount.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable. The Company had one customer that accounted for 35.9% and 38.0% of its consolidated accounts receivable at December 31, 2021, and 2020, respectively. Further, this customer accounted for 26.1% and 26.3% of the Company’s consolidated revenue in 2021 and 2020, respectively. There was no other customer that accounted for more than 10% of our consolidated revenue in 2021 or 2020.

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

December 31, 2021 and 2020

NOTE 1—SUMMARY OF ACCOUNTING POLICIES - Continued

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

Goodwill, Intangible and Long-Lived Assets

Goodwill is carried at cost less any impairment charges. Goodwill and intangible assets with indefinite lives are not amortized but are subject to an annual test for impairment at the reporting unit level and between annual tests in certain circumstances. In accordance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), the Company tests goodwill for impairment on an annual basis. This test occurs in the fourth quarter or more frequently if the Company believes indicators of impairment exist. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (that is, a likelihood of more than 50)% that the fair value of a reporting unit is less than its carrying amount. If the carrying amount of the reporting unit is less than its fair value, no impairment exists, and no further action is required. If the carrying amount of a reporting unit exceeds its fair value, the entity will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value.

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

December 31, 2021 and 2020

NOTE 1—SUMMARY OF ACCOUNTING POLICIES - Continued

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

The authoritative guidance for income taxes requires a reduction of the carrying amounts of deferred tax assets by recording a valuation allowance if, based on the available evidence, it is more likely than not (defined as a likelihood of more than 50)% such assets will not be realized. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company’s financial statements or tax returns and future profitability. The Company’s accounting for deferred tax consequences represents its best estimate of those future events. Changes in the Company’s estimates, due to unanticipated events or otherwise, could have a material effect on its financial condition and results of operations. The Company continually evaluates its deferred tax assets to determine if a valuation allowance is required.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in tax years 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. In addition to the NOL changes, the CARES Act enacted the employee retention credit and modifies the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) of the Internal Revenue Code increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income (See Note 10 – Income taxes).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 1—SUMMARY OF ACCOUNTING POLICIES - Continued

Lease Accounting

The Company adopted ASC 842, Leases (“ASC Topic 842”), using the initial date of adoption method, whereby the adoption does not impact any periods prior to 2019. ASC Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases’ guidance. The Company elected to adopt the package of practical expedients and, accordingly, did not reassess any previously expired or existing arrangements and related classifications under ASC 840.

If the rate implicit in a lease is not readily determinable, the Company uses its incremental borrowing rate as the discount rate. The Company uses its best judgment when determining the incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term to the lease payments in a similar currency.

The Company’s operating leases include vehicles, office space and the use of real property. The Company has not identified any material finance leases as of December 31, 2021.

For the year ended December 31, 2021, the Company had $895,000 in Operating lease expense.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of December 31, 2021:

	As of December 31, 2021
2022	$875,000
2023	873,000
2024	598,000
2025	309,000
2026	174,000
Thereafter	693,000
Total operating lease payments	3,522,000
Less imputed interest	(506,000)
Total operating lease liabilities	$3,016,000

Weighted average remaining lease term	5.5	years
Weighted average discount rate	6.7%

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

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 1—SUMMARY OF ACCOUNTING POLICIES - Continued

Advertising

The Company typically expenses its costs of advertising in the period in which they are incurred and are included in Selling, General, and Administrative expenses. For the years ended December 31, 2021, and 2020 advertising expenses were $1,276,000 and $1,529,000, respectively.

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Years Ended December 31,
	2021	2020
Numerator for basic and diluted earnings (loss) per common share:
Net income (loss)	$2,290,000	$(4,954,000)
Denominator:
Denominator for basic income (loss) per share—weighted average common shares outstanding	3,178,000	3,149,000
Dilutive securities (1)	14,000	—
Denominator for diluted income (loss) per share—adjusted weighted average common shares and assumed conversions	3,192,000	3,149,000

(1)

Dilutive securities consist of the “in the money” stock options. In the event of a loss, options are considered anti-dilutive and are therefore not included in the calculation of diluted loss per share.

The average anti-dilutive options outstanding for the years ended December 31, 2021, and 2020 were 137,000 and 164,000, respectively. December 31, 2021 and 2020.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

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

Foreign Currency Translation

The assets and liabilities of international operations are translated at the exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated at the monthly average exchange rates. Adjustments arising from the translation of the foreign currency financial statements of the Company’s international operations are reported as a component of “Accumulated other comprehensive loss” in the Company’s consolidated balance sheets.

For foreign currency remeasurement from each local currency into the appropriate functional currency, monetary assets and liabilities are remeasured to functional currencies using current exchange rates in effect at the balance sheet date. Gains or losses from these remeasurements were not significant and have been included in the Company’s consolidated statements of operations and comprehensive income (loss). Non-monetary assets and liabilities are recorded at historical exchange rates, and the related remeasurement gains or losses are reported as a component of “Accumulated other comprehensive loss” in the Company’s consolidated balance sheets.

Recently Adopted Accounting Pronouncements

In March 2020, FASB issued Accounting Standards Update (“ASU”) ASU No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides temporary optional expedients and exceptions to US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as Secured Overnight Financing Rate (“SOFR”). This standard is effective for all entities beginning March 12, 2020, through December 31, 2022. We adopted this standard on January 1, 2021. This standard did not have a significant effect on our accounting policies or on our consolidated financial statements and related disclosures.

In November 2021, the FASB issued ASU 2021-10, Disclosures by Business Entities about Government Assistance.  The amendments in this Update require the annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy.  The amendments in this Update are effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. Early application of the amendments is permitted. The Company elected to early adopt this Update.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 1—SUMMARY OF ACCOUNTING POLICIES - Continued

Recently Adopted Accounting Pronouncements - Continued

No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on our consolidated financial statements or disclosures.

Not Yet Adopted

The Company does not expect any recently issued but not yet adopted accounting pronouncements to have a material effect on its financial statements.

NOTE 2—FAIR VALUE MEASUREMENTS

Accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Under this guidance, the Company is required to classify certain assets and liabilities based on the following hierarchy:

●	Level 1: Quoted prices for identical assets or liabilities in active markets that can be assessed at the measurement date.
●	Level 2: Inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
●	Level 3: Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation.

The guidance requires the use of observable market data if such data is available without undue cost and effort.

As of December 31, 2021, and 2020, the carrying amounts reflected in the accompanying consolidated balance sheets for current assets and current liabilities approximated fair value due to the short-term nature of these accounts.

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

NOTE 3—ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consist of:

	December 31,	December 31,
	2021	2020
Accounts receivable	$7,817,000	$7,726,000
Allowance for doubtful accounts, sales discounts, and chargebacks	(267,000)	(258,000)
	$7,550,000	$7,468,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 4—INVENTORIES

Inventories consist of:

	December 31,	December 31,
	2021	2020
Raw materials	$2,166,000	$2,077,000
Work in process	1,360,000	1,127,000
Finished goods	20,495,000	15,158,000
	$24,021,000	$18,362,000

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

In accordance with authoritative guidance issued by the FASB, the Company performed an annual impairment test of goodwill and indefinite-lived intangible assets as of November 30, 2021. For both 2021 and 2020, with respect to the Company’s two reporting units, Florida Pneumatic and Hy-Tech, the Company determined their fair value using the income approach methodology of valuation, which considers the expected present value of future cash flows. As an integral part of the valuation process, the Company utilizes its latest cash flows forecasts for the next six fiscal years, and then applies projected minimal growth for all remaining years, based upon available statistical data and management’s estimates.  At December 31, 2021, only Florida Pneumatic had goodwill.

The result of the Company’s impairment test as of November 30, 2021, determined that Florida Pneumatic’s fair value exceeded the carrying value and, as such, no impairment to goodwill assets was recorded.

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

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS - Continued

Other Intangible Assets

The result of the Company’s impairment test as of November 30, 2021, for Florida Pneumatic and Hy-Tech determined that their respective fair value exceeded the carrying value and, as such, no impairment to other intangible assets was recorded.

	December 31, 2021			December 31, 2020
		Accumulated	Net book		Accumulated	Net book
	Cost	amortization	value	Cost	amortization	value
Other intangible assets:
Customer relationships (1)	$6,495,000	$3,545,000	$2,950,000	$6,502,000	$3,034,000	$3,468,000
Trademarks and trade names (1)	2,187,000	—	2,187,000	2,187,000	—	2,187,000
Trademarks and trade names	200,000	73,000	127,000	200,000	59,000	141,000
Engineering drawings	330,000	254,000	76,000	330,000	239,000	91,000
Non-compete agreements (1)	335,000	290,000	45,000	335,000	266,000	69,000
Patents	1,286,000	1,079,000	207,000	1,286,000	1,016,000	270,000
Totals	$10,833,000	$5,241,000	$5,592,000	$10,840,000	$4,614,000	$6,226,000
(1)	A portion of these intangibles are maintained in a foreign currency and are therefore subject to foreign exchange rate fluctuations.

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

The weighted average amortization period for intangible assets was as follows:

	December 31, 2021	December 31, 2020
Customer relationships	6.7	7.6
Trademarks and trade names	9.5	10.5
Engineering drawings	5.1	6.1
Non-compete agreements	2.0	3.0
Patents	4.5	5.2

Amortization expense of intangible assets subject to amortization was as follows:

Years ended December 31,
2021	2020
$631,000	$702,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS - Continued

Other Intangible Assets - Continued

Amortization expense for each of the next five years and thereafter is estimated to be as follows:

2022	$629,000
2023	625,000
2024	577,000
2025	548,000
2026	348,000
Thereafter	678,000
$3,405,000

NOTE 6—DEBT

In October 2010, the Company entered into a Loan and Security Agreement (“Credit Agreement”) with an affiliate of Capital One, National Association (“Capital One” or the “Bank”). The Credit Agreement, as amended and restated in April 2017 and further amended from time-to-time, among other things, provides the ability to borrow funds under a $16,000,000 revolver line (“Revolver”), subject to certain borrowing base criteria. Additionally, there is a $2,000,000 line of credit for capital expenditures (“Capex Loan”), with $1,600,000 available for future borrowings. Revolver and Capex Loan borrowings are secured by the Company’s accounts receivable, inventory, equipment, and real property, among other things. P&F and certain of its subsidiaries are borrowers under the Credit Agreement, and their obligations are cross guaranteed by certain other subsidiaries. The Credit Agreement expires on February 8, 2024.

At the Company’s option, Revolver borrowings bear interest at either LIBOR or the Base Rate, as the term is defined in the Credit Agreement, plus an Applicable Margin, as defined in the Credit Agreement. The Company is subject to limitations on the number of LIBOR borrowings.

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

At December 31, 2021, short-term or Revolver borrowing was $5,765,000 compared to $1,374,000, at December 31, 2020. Applicable Margin Rates at December 31, 2021, and 2020, for LIBOR and Base Rates were 1.50% and 0.50%, respectively. Additionally, at December 31, 2021 and 2020, there was approximately $9,578,000 and $11,971,000, respectively, available to the Company under its Revolver arrangement.

On December 31, 2021, the process of cessation of LIBOR as a reference rate began. Between December 31, 2021, and June 30, 2023, any borrowings under our existing credit facility within the Credit Agreement will continue to use LIBOR as the basis for interest rates. If the Credit Agreement is amended or replaced during this period, it is possible that the Bank may no longer use LIBOR as a reference rate and instead the Company could be subject to an interest rate based on either the Secured Overnight Financing Rate ("SOFR"), which is deemed a replacement benchmark for LIBOR, or an alternate index to be agreed upon. After June 30, 2023, all borrowings will be based on SOFR or the alternate index.

The average balances of short-term borrowings from our Bank for the years ended December 31, 2021, and 2020 were  $2,686,000 and $4,042,000, respectively. The effect of the Paycheck Protection Program loan, (“PPP Loan”) discussed in Note 7 – CARES Act, on our average borrowings was not evidenced until the latter portion of 2020.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 7 - CARES ACT

On April 20, 2020, the Company received a PPP loan in the amount of $2,929,000, as provided pursuant to the CARES Act and administered by the United States Small Business Administration (“SBA”). The PPP loan, which was unsecured and guaranteed by the SBA, was designed to create economic stimulus by providing additional operating capital to small businesses in the U.S., such as P&F. To facilitate the PPP loan, the Company entered into a Promissory Note dated April 17, 2020, with BNB Bank as the lender (the “Lender”).

Under the terms of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), as amended by the Paycheck Protection Program Flexibility Act of 2020 (the “Flexibility Act”), the Company was eligible to apply for and receive forgiveness for all or a portion of the PPP loan. Such forgiveness was determined, subject to limitations, based on the use of the loan proceeds for certain permissible purposes as set forth in the PPP loan, including, but not limited to, payroll costs (as defined under the PPP) and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”) incurred during the 24 weeks subsequent to funding, and on the maintenance of employee compensation levels, as defined, following the funding of the PPP loan. In February 2021, in accordance with the Flexibility Act, the Company filed an application for forgiveness with the Lender, who approved this submission and subsequently submitted the Company’s application to the SBA.  On June 9, 2021, the Company was advised that the SBA had approved the Company’s PPP loan forgiveness application and as such, the PPP loan and interest were forgiven in their entirety and recorded as Other income on the accompanying consolidated statement of operations and comprehensive income (loss).

The CARES Act provides an employee retention credit (“ERC”) that is a refundable tax credit against certain employer taxes. On December 27, 2020, Congress enacted the Taxpayer Certainty and Disaster Tax Relief Act of 2020, (“Tax Relief Act”), which amended and extended ERC availability under Section 2301 of the CARES Act. Before the enactment of the Tax Relief Act, businesses who were provided SBA PPP Loans under the CARES Act were ineligible for the ERC. Following enactment of the Tax Relief Act, such businesses became retroactively eligible for the ERC.

Under the CARES Act, a company needed a more than 50% decline in gross receipts in 2020, compared to the same quarter in 2019, in order to use the gross receipts test to be eligible for the ERC. The Company determined it did not qualify for the ERC for 2020 as it did not satisfy the gross receipts test for any quarter in 2020.

The Tax Relief Act provided for changes in the ERC for 2020 and provided an additional credit for all quarters of 2021. The Tax Relief Act revised the gross receipts test, using two scenarios to qualify: 1) a company that has had a more than 20% decline in gross receipts in 2021, compared to the same quarter in 2019, or 2) a company can elect to use the gross receipts from the immediately preceding quarter, and compare these prior quarter gross receipts to the same quarter in 2019, rather than the current quarter.

The Company evaluated its eligibility for the ERC and determined that it met all the criteria to claim a refundable tax credit against the employer share of Social Security taxes equal to seventy percent (70%) of the qualified wages that the Company paid to employees for the three-month periods ended June 30 and September 30, 2021.  The Company adopted ASU 2010-10 to which Topic 832 gives guidance to account for transactions with a government by analogizing to a grant accounting model, which the Company’s policy is the International Accounting Standard 20 model. As a result, the Company recorded $2,028,000 as a receivable in Prepaid expenses and other current assets and a like amount in Other income for the ERC.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 8—STOCK OPTIONS – STOCK COMPENSATION

In 2012, the Company’s Board of Directors and stockholders approved the P&F Industries, Inc. 2012 Stock Incentive Plan (the “2012 Plan”). In 2021, the Company’s Board of Directors and stockholders approved an amendment and restatement of the 2012 plan and renamed it the 2021 Stock Incentive Plan (the “2021 Plan”). The 2021 Plan authorizes the issuance to employees, consultants and non-employee directors of nonqualified stock options, stock appreciation rights, restricted stock, performance shares, performance units, and other stock-based awards. In addition, employees are eligible to be granted incentive stock options under the 2021 Plan. The 2021 Plan is currently administered by the compensation committee of the Company’s Board of Directors (the “Committee”). The aggregate number of shares of the Company’s Class A Common Stock (“Common Stock ”) that may be issued under the 2021 Plan may not exceed  500,000 shares; provided, however, that any shares of Common Stock that are subject to a stock option, stock appreciation right or other stock-based award that is based on the appreciation in value of a share of Common Stock in excess of an amount equal to at least the fair market value of the Common Stock on the date such other stock-based award is granted (each an “Appreciation Award”) will be counted against this limit as one share for every share granted. Any shares of restricted stock or shares of Common Stock that are subject to any other award other than Appreciation Award will be counted against this limit as 1.5 shares for every share granted.

The maximum number of shares of Common Stock with respect to which any award of stock options, stock appreciation rights or other Appreciation Award that may be granted under the 2021 Plan during any fiscal year to any eligible employee or consultant will be 100,000 shares per type of award. The maximum number of shares of Common Stock subject to any award of performance shares for any performance period, other stock-based awards that are not Appreciation Awards or shares of restricted stock for which the grant of such award or the lapse of the relevant restriction period is subject to the attainment of specified performance goals that may be granted under the 2021 Plan during any fiscal year to any eligible employee or consultant will be 65,000 shares per type of award. The maximum number of shares of Common Stock for all such types of awards to any eligible employee or consultant will be 165,000 shares during any fiscal year. There are no annual limits on the number of shares of Common Stock with respect to an award of restricted stock that is not subject to the attainment of specified performance goals to eligible employees or consultants. The maximum value at grant of performance units which may be granted under the 2021 Plan during any fiscal year will be $1,000,000.

The aggregat value of stock-based awards and cash-based compensation paid to any non-employee director for any fiscal year of the Company in respect of his or her service as a non-employee director cannot exceed $300,000, or $450,000 for non-employee directors serving in a lead role on the Board, in each case, based on the fair market value of stock awards and the aggregate value of cash compensation, in each case determined as of the date of grant.

With respect to stock options, the Committee determines the number of shares of Common Stock subject to each option, the term of each option, which may not exceed ten years (or five years in the case of an incentive stock option granted to a 10% stockholder), the exercise price, the vesting schedule (if any), and the other material terms of each option. No stock option may have an exercise price less than the fair market value of the Common Stock at the time of grant (or, in the case of an incentive stock option granted to a 10% stockholder, 110% of fair market value). With respect to all other permissible grants under the 2021 Plan, the Committee will determine their terms and conditions, subject to the terms and conditions of the 2021 Plan

The 2021 Plan is the successor to the Company’s 2002 Stock Incentive Plan (“Previous Plan”) – see below. Stock option awards made under the Previous Plan will continue in effect and remain governed by the provisions of that plan.

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

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 8—STOCK OPTIONS – STOCK COMPENSATION - Continued

The Company generally estimates the fair value of its Common Stock options using the following factors:

●	Risk-free interest rate
●	Expected term
●	Volatility
●	Dividend yield

The Company did not issue any options to purchase shares of its Common Stock during 2021 or 2020.

The following table contains information on the status of the Company’s stock options:

		Weighted
	Number	Average	Aggregate
	of	Exercise Price	Intrinsic
	Shares	Per Share	Value
Outstanding, January 1, 2020	226,075	$6.59
Granted	—	—
Exercised	(6,226)	2.92
Forfeited	(7,998)	6.38
Expired	(10,973)	2.92
Outstanding, December 31, 2020	200,878	6.59
Granted	—	—
Exercised	—	—
Forfeited	(6,180)	7.61
Expired	(16,199)	4.37
Outstanding, December 31, 2021	178,499	$6.76	$60,643

Vested, December 31, 2021	175,831	$6.73	$60,643

The following is a summary of changes in non-vested shares, all of which are expected to vest:

	December 31,
	2021		2020
		Weighted		Weighted
		Average		Average
	Option	Grant-Date	Option	Grant-Date
	Shares	Fair Value	Shares	Fair Value
Non-vested shares, beginning of year	5,334	$4.60	37,666	$4.45
Granted	—	—	—	—
Vested	(2,666)	4.60	(31,250)	4.43
Forfeited	—	—	(1,082)	4.41
Non-vested shares, end of year	2,668	$4.60	5,334	$4.60

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 8—STOCK OPTIONS – STOCK COMPENSATION - Continued

Stock-based compensation expense recognized for the years ended December 31, 2021, and 2020 was approximately $5,000 and $41,000, respectively. The Company recognizes stock-based compensation cost over the requisite service period. However, the exercisability of the respective non-vested options, which are at predetermined dates, does not necessarily correspond to the periods in which straight-line amortization of compensation expenses is recorded. As of December 31, 2021, the Company had approximately $1,000 of total unrecognized compensation costs related to non-vested awards granted under its stock-based plans, which it expects to recognize over a weighted average period of 0.2 years.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2021:

	Options Outstanding		Options Exercisable
	Weighted Average	Weighted		Weighted Average
	Remaining	Average		Remaining	Weighted
Number	Contractual	Exercise	Number	Contractual	Average
outstanding	Life (Years)	Price	exercisable	Life (Years)	Exercise Price
2,090	0.4	$4.29	2,090	0.4	$4.29
41,809	0.5	$4.74	41,809	0.5	$4.74
42,850	1.3	$7.86	42,850	1.3	$7.86
83,750	5.7	$7.09	83,750	5.7	$7.09
8,000	7.2	$8.55	5,332	7.2	$8.55
178,499	3.4	$6.76	175,831	3.4	$6.73

Other Information

At December 31, 2021, and 2020, there were 203,037 and 58,658 shares available for issuance under the 2021 Plan.

Restricted Stock

On February 16, 2021, the Company granted 25,000 restricted shares of its Common Stock to its Chief Financial Officer. The Company determined that the fair value of these shares was $6.36 per share, which was the closing price of the Company’s Common Stock on the date of the grant. This grant will vest 20% on each the first five anniversary dates following the date of grant. The Company will ratably amortize over the five-year vesting period the total non-cash compensation expense of approximately $159,000, or $32,000 per annum, to selling, general and administrative expenses.

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

Treasury Stock

There were no changes to the Company’s Treasury Stock during fiscal 2021.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 9—DIVIDENDS

The Company did not declare any dividends during fiscal 2021.

On February 11, 2020, the Company’s Board of Directors, in accordance with its dividend policy, declared a quarterly cash dividend of $0.05 per common share, which was paid on February 28, 2020, to shareholders of record at the close of business on February 24, 2020. The total amount of this dividend payment was approximately $157,000.

NOTE 10—INCOME TAXES

Income tax benefit in the consolidated statements of operations and comprehensive income (loss) consists of:

	Years Ended December 31,
	2021	2020
Current:
Federal	$63,000	$(1,821,000)
State and local	55,000	(73,000)
Foreign	—	3,000
Total current	118,000	(1,891,000)
Deferred:
Federal	(69,000)	(238,000)
State and local	(48,000)	263,000
Foreign	(3,000)	(35,000)
Total deferred	(120,000)	(10,000)
Totals	$(2,000)	$(1,901,000)

At December 31, 2021, the Company had state net operating loss carryforwards of approximately $2,100,000, of which we have a full valuation allowance against. The state net operating losses generally expire through 2041.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in tax years 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The NOL carryback provision of the CARES Act resulted in a $1,921,000 benefit to the Company. In addition to the NOL changes, the CARES Act enacted the employee retention credit and modifies the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. This modification increased the allowable interest expense deduction of the Company and resulted in less taxable income for the year ended 2020, resulting in less utilization of net operating losses.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 10—INCOME TAXES – Continued

Deferred tax assets consist of:

	December 31,
	2021	2020
Deferred tax assets:
Bad debt reserves	$24,000	$25,000
Inventory reserves	789,000	762,000
Warranty and other reserves	45,000	74,000
Stock-based compensation	200,000	205,000
Goodwill	755,000	852,000
Acquisition costs	201,000	212,000
Net operating losses - state	166,000	168,000
Other	98,000	51,000
Less valuation allowance	(287,000)	(316,000)
	1,991,000	2,033,000
Deferred tax liabilities:
Prepaid expenses	(238,000)	(260,000)
Depreciation	(914,000)	(1,113,000)
Intangibles	(490,000)	(434,000)
Net deferred tax assets	$349,000	$226,000

The Company maintains a valuation allowance against certain state net operating losses and state depreciation adjustments. The Company believes it is more likely than not that the remaining tax benefits associated with the state net operating losses and depreciation adjustments will not be realized in the foreseeable future based upon its ability to generate sufficient state taxable income.

The components of income (loss) before income taxes consisted of the following:

	Years ended December 31,
	2021	2020
United States operations	$2,320,000	$(6,663,000)
International operations	(32,000)	(192,000)
Income (loss) before income taxes	$2,288,000	$(6,855,000)

A reconciliation of the Federal statutory rate to the net effective (benefit) tax rate is as follows:

	Years ended December 31,
	2021	2020
Federal income (benefit) tax expense computed at statutory rates	21.0%	(21.0)%
(Decrease) increase in taxes resulting from:
State and local taxes, net of Federal tax benefit	3.7	(2.4)
Permanent differences - net	3.3	0.4
Valuation allowance	(1.3)	4.6
Foreign rate differential	0.1	0.1
CARES Act	(26.9)	(9.3)
Other	—	(0.1)
Benefit tax rate	(0.1)%	(27.7)%

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE 10—INCOME TAXES – Continued

The Company files a consolidated Federal tax return. The Company and certain of its subsidiaries file tax returns in various U.S. state jurisdictions. Its foreign subsidiary, UAT, files in the United Kingdom. With few exceptions, the years that remain subject to examination are the years ended December 31, 2018, through December 31, 2021.

Interest and penalties, if any, related to income tax liabilities are included in income tax expense. As of December 31, 2021, the Company does not have a liability for uncertain tax positions.

NOTE 11—COMMITMENTS AND CONTINGENCIES

(a)The Company maintains a contributory defined contribution plan that covers all eligible employees. All contributions to this plan are discretionary. Amounts recognized as expense for contributions to this plan were $229,000 and $275,000, for the years ended December 31, 2021, and 2020, respectively.
(b)At December 31, 2021, and 2020, the Company had open purchase order commitments totaling approximately $16,331,000 and $8,530,000, respectively.
(c)From time-to-time, the Company may be a defendant or co-defendant in actions brought about in the ordinary course of conducting our business.

NOTE 12—SUBSEQUENT EVENT

Effective January 15, 2022, through a wholly-owned subsidiary of Hy-Tech, the Company acquired substantially all the non-real estate assets comprising the business of Jackson Gear Company (“JGC”), a Pennsylvania-based corporation that manufactures and distributes custom gears and power transmission gear products.  The purchase price consisted of an aggregate of approximately $2.3 million in cash, which was funded by Revolver borrowings and the assumption of certain payables. The Company intends to incorporate this business into PTG and believes that the acquisition will provide added market exposure into the market for larger gears.

In connection with this acquisition, the Company entered into the Consent, Joinder and Amendment No. 9 (“Amendment No. 9”) to Second Amended and Restated Loan and Security Agreement (the “Credit Agreement”), with Capital One, National Association. Amendment No. 9, among other things, provided consent to this acquisition.

Total
Total purchase price	$2,300,000

The following table presents preliminary purchase price allocation:

Accounts receivable	$490,000
Inventories	292,000
Machinery and equipment	851,000
Goodwill	805,000
Liabilities assumed	(138,000)
Total estimated purchase price	$2,300,000

The excess of the total purchase price over the fair value of the net assets acquired is currently being presented as goodwill.  The Company has not yet determined the value of the identifiable intangible assets.  When finalized, any goodwill will be amortized over 15 years for tax purposes, but not deductible for financial reporting purposes.  Any identifiable intangible assets subject to amortization will be amortized over 15 years for tax purposes.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures

The Company's management, with the participation of the Company's CEO and CFO, evaluated, as of December 31, 2020, the effectiveness of the Company's disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company's disclosure controls and procedures as of December 31, 2021, the Company’s management, including its CEO and CFO, concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level at that date.

Management’s Annual Report on Internal Control over Financial Reporting

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

The Company’s internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the Company’s transactions and dispositions of its assets;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of Consolidated Financial Statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorizations of its management and directors; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

The Company carried out an evaluation, under the supervision and with the participation of its Management, including its CEO and CFO, of the effectiveness of the design and operation of its internal control over financial reporting, as of December 31, 2021. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s Management, including its CEO and CFO concluded that its internal control over financial reporting was effective at December 31, 2021.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recently completed quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information

None.

ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

The information required by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is incorporated by reference to the Company’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in May 2022, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s year ended December 31, 2021.

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

2.1

Asset Purchase Agreement, dated as of January 14, 2022, by and among Heisman Acquisition Corp., Jackson Gear Company, Robert Jackson and Scott Jackson (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated January 14, 2022)

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
10.4

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

10.5

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

10.6

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

10.7

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

10.8

Third Amended and Restated Capex Loan Note dated as of February 8, 2019, by the Registrant, Florida Pneumatic Manufacturing Corporation and Hy-Tech Machine, Inc. in favor of Capital One, National Association (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 8, 2019).

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

10.10

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

10.11

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

Exhibit
Number	Description of Exhibit
10.12

Consent, Joinder and Amendment No. 9 to Second Amended and Restated Loan and Security Agreement, dated as of January 14, 2022, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., ATSCO Holdings Corp, Jiffy Air Tool, Inc., Bonanza Properties Corp., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc., Hy-Tech Illinois, Inc., Heisman Acquisition Corp.,  and Capital One, National Association, as lender and agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 14, 2022).

10.13

*Agreement, dated February 14, 2019, between Richard A. Horowitz and the Board of Directors of the Registrant (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 14, 2019).

10.14

*Executive Employment Agreement, dated as of January 1, 2019, between the Registrant and Richard A. Horowitz (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 24, 2018).

10.15

*Executive Employment Agreement, effective as of January 1, 2022, between the Registrant and Richard A. Horowitz. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 13, 2021).

10.16	*2002 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.17	*2021 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 26, 2021).

10.18

*Form of agreement for awards of stock options to be granted under the 2021 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 26, 2021).

10.19

*Form of agreement for awards of restricted stock to be granted under the P&F Industries, Inc. 2021 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated May 26, 2021).

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

10.22

*Amendment No. 2 to Executive Employment Agreement, dated as of December 30, 2020, between the Registrant and Joseph A. Molino, Jr. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on

Form 8-K dated December 30, 2020).

10.23	* Executive Bonus Plan of the Company (effective April 22, 2021) (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 22, 2021).

21	Subsidiaries of the Registrant (Filed herein).

23.1	Consent of Independent Registered Public Accounting Firm (Filed herein).

31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herein).

31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herein).

Exhibit
Number	Description of Exhibit
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

**          Attached as Exhibit 101 to this Annual Report on Form 10-K are the following, each formatted in Extensible Business Reporting Language (“iXBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

A copy of any of the foregoing exhibits to this Annual Report on Form 10-K may be obtained, upon payment of the Registrant’s reasonable expenses in furnishing such exhibit, by writing to P&F Industries, Inc., 445 Broadhollow Road, Suite 100, Melville, New York 11747, Attention: Corporate Secretary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P&F INDUSTRIES, INC.

(Registrant)

By:	/s/ RICHARD A. HOROWITZ	By:	/s/ JOSEPH A. MOLINO, JR.
	Richard A. Horowitz		Joseph A. Molino, Jr.
	Chairman of the Board		Vice President
	President		Principal Financial and
	Principal Executive Officer		Accounting Officer
	Date: March 30, 2022		Date:March 30, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ RICHARD A. HOROWITZ	Director	March 30, 2022
Richard A. Horowitz

/s/ JEFFREY D. FRANKLIN	Director	March 30, 2022
Jeffrey D. Franklin

/s/ HOWARD BROD BROWNSTEIN	Director	March 30, 2022
Howard Brod Brownstein

/s/ KENNETH M. SCHERIFF	Director	March 30, 2022
Kenneth M. Scheriff

/s/ MITCHELL A. SOLOMON	Director	March 30, 2022
Mitchell A. Solomon

/s/ RICHARD RANDALL	Director	March 30, 2022
Richard Randall