Form 10-Q
period 2022-03-31
P&F INDUSTRIES INC
filed 2022-05-13
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

As of May 5, 2022, there were 3,181,286 shares of the registrant’s Class A common stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS

Cash	$642,000	$539,000
Accounts receivable — net	9,043,000	7,550,000
Inventories	27,548,000	24,021,000
Prepaid expenses and other current assets	4,558,000	4,566,000
TOTAL CURRENT ASSETS	41,791,000	36,676,000

PROPERTY AND EQUIPMENT
Land	507,000	507,000
Buildings and improvements	3,767,000	3,605,000
Machinery and equipment	26,665,000	25,675,000
	30,939,000	29,787,000
Less accumulated depreciation and amortization	22,121,000	21,707,000
NET PROPERTY AND EQUIPMENT	8,818,000	8,080,000

GOODWILL	5,275,000	4,447,000

OTHER INTANGIBLE ASSETS — net	5,427,000	5,592,000

DEFERRED INCOME TAXES — net	446,000	349,000

RIGHT-OF-USE ASSETS – OPERATING LEASES	3,771,000	2,969,000

OTHER ASSETS — net	73,000	77,000

TOTAL ASSETS	$65,601,000	$58,190,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Short-term borrowings	$12,522,000	$5,765,000
Accounts payable	3,845,000	2,920,000
Accrued compensation and benefits	790,000	1,475,000
Accrued other liabilities	1,350,000	1,078,000
Current lease liabilities – operating leases	909,000	840,000
TOTAL CURRENT LIABILITIES	19,416,000	12,078,000

Noncurrent lease liabilities – operating leases	2,915,000	2,176,000
Other liabilities	89,000	96,000

TOTAL LIABILITIES	22,420,000	14,350,000

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued – 4,453,000 at March 31, 2022, and December 31, 2021	4,453,000	4,453,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	14,176,000	14,167,000
Retained earnings	35,428,000	36,046,000
Treasury stock, at cost – 1,273,000 shares at March 31, 2022 and December 31, 2021	(10,213,000)	(10,213,000)
Accumulated other comprehensive loss	(663,000)	(613,000)

TOTAL SHAREHOLDERS’ EQUITY	43,181,000	43,840,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$65,601,000	$58,190,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three months
	ended March 31,
	2022	2021
Net revenue	$14,021,000	$13,945,000
Cost of sales	9,510,000	9,309,000
Gross profit	4,511,000	4,636,000
Selling, general and administrative expenses	5,173,000	4,991,000
Operating loss	(662,000)	(355,000)
Interest expense	(52,000)	(22,000)
Loss income before income taxes	(714,000)	(377,000)
Income tax benefit	96,000	70,000
Net loss	$(618,000)	$(307,000)

Basic and diluted loss per share	$(0.19)	$(0.10)

Weighted average common shares outstanding:

Basic and diluted	3,169,000	3,169,000

Net loss	$(618,000)	$(307,000)
Other comprehensive (loss) income - foreign currency translation adjustment	(50,000)	15,000
Total comprehensive loss	$(668,000)	$(292,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

Three months ended March 31, 2022

								Accumulated
		Class A common		Additional				other
		stock, $1 par		paid-in	Retained	Treasury stock		comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss
Balance, January 1, 2022	$43,840,000	4,453,000	$4,453,000	$14,167,000	$36,046,000	(1,273,000)	$(10,213,000)	$(613,000)

Net loss	(618,000)	—	—	—	(618,000)	—	—	—

Restricted common stock based compensation	8,000	—	—	8,000	—	—	—	—

Stock-based compensation	1,000	—	—	1,000	—	—	—	—

Foreign currency translation adjustment	(50,000)	—	—	—	—	—	—	(50,000)

Balance, March 31, 2022	$43,181,000	4,453,000	$4,453,000	$14,176,000	$35,428,000	(1,273,000)	$(10,213,000)	$(663,000)

Three months ended March 31, 2021

								Accumulated
		Class A common		Additional				other
		stock, $1 par		paid-in	Retained	Treasury stock		comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss
Balance, January 1, 2021	$41,538,000	4,428,000	$4,428,000	$14,144,000	$33,756,000	(1,273,000)	$(10,213,000)	$(577,000)

Net loss	(307,000)	—	—	—	(307,000)	—	—	—

Restricted common stock based compensation	13,000	25,000	25,000	(12,000)	—	—	—	—

Stock-based compensation	2,000	—	—	2,000	—	—	—	—

Foreign currency translation adjustment	15,000	—	—	—	—	—	—	15,000

Balance, March 31, 2021	$41,261,000	4,453,000	$4,453,000	$14,134,000	$33,449,000	(1,273,000)	$(10,213,000)	$(562,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months
	ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(618,000)	$(307,000)

Adjustments to reconcile net loss to net cash used in operating activities:

Non-cash and other charges:
Depreciation	443,000	451,000
Amortization of other intangible assets	157,000	159,000
Amortization of operating lease assets	232,000	224,000
Amortization of debt issue costs	4,000	4,000
Amortization of consideration payable to a customer	67,000	67,000
(Recovery of) provision for losses on accounts receivable	(12,000)	47,000
Stock-based compensation	1,000	2,000
Restricted stock-based compensation	8,000	13,000
Deferred income taxes	(102,000)	(70,000)
Loss on disposal of fixed assets	—	2,000
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable	(844,000)	(2,113,000)
Inventories	(3,243,000)	(263,000)
Prepaid expenses and other current assets	(144,000)	335,000
Accounts payable	716,000	(483,000)
Accrued compensation and benefits	270,000	372,000
Accrued other liabilities and other current liabilities	(672,000)	(97,000)
Operating lease liabilities	(226,000)	(219,000)
Other liabilities	(9,000)	(20,000)
Total adjustments	(3,354,000)	(1,589,000)
Net cash used in operating activities	(3,972,000)	(1,896,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months
	ended March 31,
	2022	2021
Cash Flows from Investing Activities:
Capital expenditures	$(380,000)	$(68,000)
Purchase of net assets of the Jackson Gear Company business	(2,300,000)
Net cash used in investing activities	(2,680,000)	(68,000)

Cash Flows from Financing Activities:
Net proceeds from short-term borrowings	6,757,000	2,107,000
Net cash provided by financing activities	6,757,000	2,107,000

Effect of exchange rate changes on cash	(2,000)	—
Net increase in cash	103,000	143,000
Cash at beginning of period	539,000	904,000
Cash at end of period	$642,000	$1,047,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$36,000	$8,000
Cash paid for amounts included in the measurement of operating lease liabilities	$—	$2,000

Non-cash information:
Right of Use (“ROU”) assets recognized for new operating lease liabilities	$987,000	$23,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information, and with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these interim consolidated financial statements do not include all the information and footnotes required by US GAAP for complete financial statements. In the opinion of the management of the Company, as defined below, these unaudited consolidated financial statements include all normal, recurring adjustments necessary to present fairly the information set forth therein. Results for interim periods are not necessarily indicative of results to be expected for a full year.

The consolidated balance sheet information as of December 31, 2021, was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 ("2021 Form 10-K”). The unaudited consolidated financial statements contained herein should be read in conjunction with the 2021 Form 10-K.

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

Hy-Tech’s “Power Transmission Group", commonly referred to as "PTG", produces spiral bevel and straight bevel gears along with a wide variety of other gearing. These products are sold direct to OEMs, end-users and gearbox repair companies. PTG works directly with its customer's engineering departments to design or redesign gears or gearboxes to optimize a solution for functionality and manufacturability.

Nearly all of Hy-Tech brands are manufactured in the United States of America. Hy-Tech markets ATP branded impact sockets, striking wrenches and accessories that are imported from Italy and Asia.

Please refer to Note 2 for discussion related to the Company’s acquisition of the Jackson Gear Company business

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

The COVID-19 virus and the resultant global economic down-turn had a negative impact on our fiscal 2021 results and continues to negatively impact the Company during the first quarter of 2022. Additionally, we believe the on-going supply-chain crisis is related to a large degree to the pandemic. Beginning in early 2021, and worsening during the latter half of 2021, we encountered severe shipping / receiving delays of inventory / containers from our Asian suppliers, which has caused intermittent shortages of inventory. Further, the Company believes the COVID-19 global pandemic has been and continues to be the primary factor in the exorbitant increases in the cost of international ocean freight. In addition, the COVID-19 pandemic has caused many of the Company's customers and potential customers to refuse or delay on-site visits, which is critical to generating revenue. The Company believes that until the above issues subside, its business will likely continue to be adversely affected.

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

Customer Concentration

The Company had one customer that accounted for 30.6% and 36.8% of its consolidated  accounts receivable at March 31, 2022 and December 31, 2021, respectively. Further, this customer accounted for 21.5% and 27.2% of the Company’s consolidated revenue during the three-month periods ended March 31, 2022 and 2021, respectively. There was no other customer that accounted for more than 10% of our consolidated revenue during these three -month periods.

Management Estimates

The preparation of financial statements and related disclosures in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses in those financial statements. Certain significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, inventory, goodwill, intangible assets and other long-lived assets, contingent consideration, income taxes and deferred taxes. Descriptions of these policies are discussed in the Company’s 2021 Form 10-K. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and adjusts when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Significant Accounting Policies

The Company’s significant accounting policies are described in “Note 1: Summary of Significant Accounting Policies” of our 2021 Form 10-K.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BUSINESS AND SUMMARY OF ACCOUNTING POLICIES - (Continued)

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

The Company’s operating leases include vehicles, office space and the use of real property. The Company has not identified any new material finance leases during the three -month period ended March 31, 2022.

The Company considers any options to extend the term of a lease when measuring the Right-of-Use lease asset.

For the three -month periods ended March 31, 2022, and 2021, the Company had $232,000 and $224,000, respectively, in operating lease expense.

Effective March 1, 2022, the Company and the landlord of the facility located in Punxsutawney, PA. agreed to modify the lease related to the approximate 42,000 square foot premises that was leased by Hy-Tech. This lease modification among other things, increased the rented space to approximately 62,000 square feet, extended the lease termination date to February 2027, and provided two three-year options to renew. The cost per square foot for the additional space was equal to that of the original lease.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of March 31, 2022:

	As of March 31, 2022
2022 (excluding the three months ended March 31, 2022)	$709,000
2023	945,000
2024	670,000
2025	375,000
2026	240,000
Thereafter	1,590,000
Total operating lease payments	4,529,000
Less imputed interest	(705,000)
Total operating lease liabilities	$3,824,000

Weighted average remaining lease term	7.6	years
Weighted average discount rate	5.96%

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BUSINESS AND SUMMARY OF ACCOUNTING POLICIES - (Continued)

Revenue Recognition

The Company’s revenue recognition policies are detailed in its 2021 Form 10-K. The following tables present the Company’s revenues recognized under ASC Topic 606, “Revenue from Contracts with Customers”, for the three -month periods ended March 31, 2022, and 2021.

Florida Pneumatic

Florida Pneumatic markets its air tool products to four primary sectors within the pneumatic tool market: Retail, Automotive, Industrial and Aerospace. It also generates revenue from its Berkley products line, as well as a line of air filters and other OEM parts , which are reported as Other.

	Three months ended March 31,
	2022		2021		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Automotive	$3,881,000	37.7%	$4,102,000	37.6%	$(221,000)	(5.4)%
Retail	3,020,000	29.5	3,790,000	34.8	(770,000)	(20.2)
Industrial	1,444,000	14.0	1,359,000	12.5	85,000	6.3
Aerospace	1,777,000	17.3	1,528,000	14.0	249,000	16.3
Other	159,000	1.5	122,000	1.1	37,000	30.3
Total	$10,281,000	100.0%	$10,901,000	100.0%	$(620,000)	(5.7)%

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

	Three months ended March 31,
	2022		2021		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
OEM	$1,965,000	52.6%	$1,611,000	52.9%	$354,000	22.0%
ATP	742,000	19.8	713,000	23.4	29,000	4.1
PTG	940,000	25.1	646,000	21.2	294,000	45.5
Other	93,000	2.5	74,000	2.5	19,000	25.7
Total	$3,740,000	100.0%	$3,044,000	100.0%	$696,000	22.9%

Recently Adopted Accounting Pronouncements

During the three-month period ended March 31, 2022, there were no accounting pronouncements or other authoritative guidance issued that the Company adopted.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - ACQUISITION

Effective January 15, 2022, through a wholly-owned subsidiary of Hy-Tech, the Company acquired (the "Acquisition") substantially all the non-real estate assets comprising the business of Jackson Gear Company ("JGC"), a Pennsylvania-based corporation that manufactures and distributes custom gears and power transmission gear products. The purchase price consisted of an aggregate of approximately $2.3 million in cash, which was funded by Revolver (as defined in Note 8) borrowings, and the assumption of certain payables. The Company has incorporated this business into its PTG business and believes that the Acquisition will provide added market exposure into the market for larger gears.

In connection with the Acquisition, the Company entered into the Consent, Joinder and Amendment No. 9 ("Amendment No. 9") to the Second Amended and Restated Loan and Security Agreement (the "Credit Agreement"), with Capital One, National Association. Amendment No. 9, among other things, provided consent to the Acquisition.

Total
Total purchase price	$2,300,000

The following table presents preliminary purchase price allocation:

Accounts receivable	$490,000
Inventories	369,000
Machinery and equipment	823,000
Goodwill	833,000
Liabilities assumed	(215,000)
Total estimated purchase price	$2,300,000

The excess of the total purchase price over the fair value of the net assets acquired is currently being presented as goodwill. The Company has not yet determined the fair value of the identifiable intangible assets. When finalized, any goodwill will be amortized over 15 years for tax purposes, but not deductible for financial reporting purposes. Any identifiable intangible assets subject to amortization will be amortized over 15 years for tax purposes.

The following unaudited pro-forma combined financial information gives effect to the Acquisition as if the transaction was consummated on January 1, 2021. This unaudited pro-forma financial information is presented for information purposes only and is not intended to present actual results that would have been attained had the Acquisition been completed as of January 1, 2021 (the beginning of the earliest period presented) or to project potential operating results as of any future date or for any future periods.

For the
Three-Month
Period Ended
March 31, 2021
Revenue	$14,455,000
Net loss	$(363,000)
Loss per share – basic and diluted	$(0.11)

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 - LOSS PER SHARE

Basic loss per common share is based only on the weighted  average number of shares of Common Stock outstanding for the periods. Diluted loss per common share reflects the effect of shares of Common Stock issuable upon the exercise of options unless the effect on earnings is anti-dilutive.

Diluted loss per common share is computed using the treasury stock method. Under this method, the aggregate number of shares of Common Stock outstanding reflects the assumed use of proceeds from the hypothetical exercise of any outstanding options to purchase shares of Common Stock. The average market value for the period is used as the assumed purchase price.

The following table sets forth the elements of basic and diluted loss per common share:

	Three months ended
	March 31,
	2022	2021
Numerator for basic and diluted loss per common share:
Net loss	$(618,000)	$(307,000)

Denominator:
Denominator for basic loss per share - weighted average common shares outstanding	3,169,000	3,169,000
Dilutive securities (1)	—	—
Denominator for diluted loss per share - weighted average common shares outstanding	3,169,000	3,169,000
(1)Dilutive securities consist of the “in the money” stock options. In the event of a loss, options are considered anti-dilutive and are therefore not included in the calculation of diluted loss per share.

At March 31, 2022, and 2021, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Common Stock for the period. The weighted average of anti-dilutive stock options outstanding was as follows:

	Three months ended
	March 31,
	2022	2021
Weighted average anti-dilutive stock options outstanding	135,000	141,000

NOTE 4 – STOCK-BASED COMPENSATION

There were no options or shares of the Company's Common Stock granted or issued during the three-month period ended March 31, 2022.

		Weighted	Weighted average
		average	remaining	Aggregate
		exercise	contractual life	Intrinsic
	Option shares	price	(years)	Value
Outstanding, January 1, 2022	178,499	$6.76	3.4	$60,643
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, March 31, 2022	178,499	$6.76	3.2	$56,692
Vested, March 31, 2022	175,831	$6.73	3.1	$56,692

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

As of March 31, 2022, and December 31, 2021, the carrying amounts reflected in the accompanying consolidated balance sheets for current assets and current liabilities approximated fair value due to the short-term nature of these accounts.

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

NOTE 6 – ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	March 31, 2022	December 31, 2021
Accounts receivable	$9,293,000	$7,817,000
Allowance for doubtful accounts, sales discounts and chargebacks	(250,000)	(267,000)
	$9,043,000	$7,550,000

NOTE 7 – INVENTORIES

Inventories consist of:

	March 31, 2022	December 31, 2021
Raw material	$2,163,000	$2,166,000
Work in process	2,181,000	1,360,000
Finished goods	23,204,000	20,495,000
	$27,548,000	$24,021,000

Inventory increased to $27,548,000 at March 31, 2022, from $24,021,000 at December 31, 2021. This increase, most of which took place at Florida Pneumatic, was due primarily to two factors; to increase safety stock levels, and to fulfill a large retail order that was received in late 2021 that is scheduled to ship during the second quarter of 2022.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill are as follows:

Balance, January 1, 2022	$4,447,000
Goodwill attributable to the acquisition of Jackson Gear Company business (See Note 2)	833,000
Currency translation adjustment	(5,000)
Balance, March 31, 2022	$5,275,000

Other intangible assets

	March 31, 2022			December 31, 2021
		Accumulated	Net book		Accumulated	Net book
	Cost	amortization	value	Cost	amortization	value
Other intangible assets:
Customer relationships (1)	$6,490,000	$3,669,000	$2,821,000	$6,495,000	$3,545,000	$2,950,000
Trademarks and trade names (1)	2,180,000	—	2,180,000	2,187,000	—	2,187,000
Trademarks and trade names	200,000	76,000	124,000	200,000	73,000	127,000
Engineering drawings	330,000	257,000	73,000	330,000	254,000	76,000
Non-compete agreements (1)	331,000	293,000	38,000	335,000	290,000	45,000
Patents	1,286,000	1,095,000	191,000	1,286,000	1,079,000	207,000
Totals	$10,817,000	$5,390,000	$5,427,000	$10,833,000	$5,241,000	$5,592,000
(1)A portion of these intangibles are maintained in a foreign currency and are therefore subject to foreign exchange rate fluctuations.

The weighted average amortization period for intangible assets was as follows:

	March 31, 2022	December 31, 2021
Customer relationships	6.5	6.7
Trademarks and trade names	9.3	9.5
Engineering drawings	4.9	5.1
Non-compete agreements	1.8	2.0
Patents	4.4	4.5

Amortization expense of intangible assets subject to amortization was as follows:

Three months ended March 31,
2022	2021
$157,000	$159,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS - (Continued)

Amortization expense for the balance of 2022, and for each of the next five years and thereafter is estimated to be as follows:

April 1 through December 31, 2022	$472,000
2023	625,000
2024	576,000
2025	546,000
2026	348,000
Thereafter	680,000
$3,247,000

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

On April 12, 2022, we entered into Amendment No. 10 ("Amendment No. 10") to the Credit Agreement.

The substantive matters included in Amendment No. 10 include:

●	Increasing the Revolving Commitment by $2,000,000, to $18,000,000 until June 30, 2022.
●	Removing a $10,000,000 cap on inventory availability through June 30, 2022.
●	Prohibiting any Capex Loans through June 30, 2022.
●	Implementing Secured Overnight Financing Rate ("SOFR") as the new benchmark interest rate immediately, in lieu of LIBOR.

Until the effective date of Amendment No. 10, at the Company’s option, Revolver borrowings would bear interest at either LIBOR or the Base Rate, as the terms are defined in the Credit Agreement, plus an Applicable Margin, as defined in the Credit Agreement. Additionally, the Company was subject to limitations on the number of LIBOR borrowings. As noted above, Amendment No. 10, the Company would be required to use SOFR rates instead of LIBOR. The Company will continue to be subject to the number of SOFR borrowings. The Company does not believe that this change from LIBOR to SOFR will have a significant effect on its consolidated financial statements.

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

At March 31, 2022, short-term or Revolver borrowing was $12,522,000, compared to $5,765,000 at December 31, 2021. (See Note 2, for further discussion related to this increase. Applicable Margin Rates at March 31, 2022 were 1.50% and 0.50%, respectively for LIBOR and Base Rate borrowings. At December 31, 2021, these rates were 1.50% and 0.50%, respectively for LIBOR and Base Rate borrowings. Additionally, at March 31, 2022, and December 31, 2021, there was approximately $3,360,000 and $9,578,000, respectively, available to the Company under its Revolver arrangement.

The average balances of short-term borrowings from our Bank for the three -month periods ended March 31, 2022 and  2021, were $10,157,000 and $2,167,000, respectively.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of P&F Industries, Inc. and subsidiaries (“P&F”, or the “Company”). P&F and its representatives may, from time-to-time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to shareholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “would,” “could,” “should,” and their opposites and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. Any forward-looking statements contained herein, including those related to the Company’s future performance, are based upon the Company’s historical performance and on current plans, estimates and expectations. All forward-looking statements involve risks and uncertainties. These risks and uncertainties could cause the Company’s actual results for all or part the 2022 fiscal year and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company for a number of reasons including, but not limited to:

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

and those other risks and uncertainties described in its Annual Report on Form 10-K for the year ended December 31, 2021 ("2021 Form 10-K”), its Quarterly Reports on Form 10-Q, and its other reports and statements filed by the Company with the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise. The Company cautions you against relying on any of these forward-looking statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

OVERVIEW

During the first quarter of 2022, significant factors that impacted our results of operations were the:

●	Ongoing negative impact of the COVID-19 pandemic on revenue, income, and supply chain;
●	Ongoing production slow-down by Boeing of its 737 MAX aircraft, as well as significant reductions in activity at other commercial and military aerospace manufacturing facilities; and
●	The acquisition of the Jackson Gear Company business.

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

Effective January 15, 2022, through a wholly-owned subsidiary of Hy-Tech, we acquired substantially all the non-real estate assets comprising the business of Jackson Gear Company ("JGC"), a Pennsylvania-based corporation that manufactures and distributes custom gears and power transmission gear products. (See Note -2 for additional information). This business was consolidated into PTG. We believe this acquisition will provide added market exposure into the larger gears market.

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

We consider tariffs a key economic measure, as a significant portion of products imported by Florida Pneumatic and to a lesser degree, Hy-Tech, are subject to these tariffs. Further, we monitor transportation costs, specifically ocean freight rates, which since early 2021 have become a key area.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Descriptions of these policies are discussed in the 2021 Form 10-K, and in the notes to these consolidated financial statements. Certain of these accounting policies require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities, revenues and expenses. On an ongoing basis, we evaluate estimates, including, but not limited to those related to bad debts, inventory reserves, goodwill and intangible assets, warranty reserves, taxes and deferred taxes. We base our estimates on historical data and experience, when available, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

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

The COVID-19 virus and the resultant global economic down-turn had a negative impact on our fiscal 2021 results and continues to negatively impact the Company during the first quarter of 2022.  Additionally, we believe the on-going supply-chain crisis is related to a large degree to the pandemic. Beginning in early 2021, and worsening during the latter half of 2021, we encountered severe shipping / receiving delays of inventory / containers from our Asian suppliers, which has caused intermittent shortages of inventory. Further, we believe the COVID-19 global pandemic has been and continues to be the primary factor in the exorbitant increases in the cost of international ocean freight. In addition, the COVID-19 pandemic has caused many of our customers and potential customers to refuse on-site visits, which is critical to generating revenue. We believe that until the above issues subside, our business will likely continue to be adversely affected.

BOEING/AEROSPACE

The Federal Aviation Administration (“FAA”) and the European Union Aviation Safety Agency (“EASA”) have lifted the grounding of the 737 MAX, however, China, which is a large customer of Boeing, has not lifted the grounding on the 737 MAX aircraft.  Boeing is currently holding completed 737 MAX aircraft destined for Chinese carriers.  As a result of the aforementioned, and airline companies limiting deliveries of new aircraft, we believe production at Boeing of its 737 MAX aircraft is likely to remain below the production levels that existed prior to the onset of the COVID-19 pandemic and the grounding of certain aircraft.

Although the 787 Dreamliner is still in production, albeit at a reduced rate, we believe that Boeing has not been able to deliver a new aircraft to a customer for over 1 year. The FAA is in process of evaluating the manufacturing flaws and subsequent corrective actions put forth by Boeing, but a firm timeline for customer deliveries of new aircraft has not been announced.

Until these issues are fully resolved, we will likely continue to experience an adverse effect on our revenue for the foreseeable future. Additionally, production of military and other commercial aircraft throughout the industry has slowed as well, which we believe much is due to the ongoing global COVID-19 pandemic. However, we believe when all other commercial and military production lines throughout the United States come back online, an increase in our revenue should follow.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

TRENDS AND UNCERTAINTIES - (Continued)

INTERNATIONAL SUPPLY CHAIN

Beginning in 2021, but magnified during the third and fourth quarters, we encountered severe delays in receiving inventory from our Asian suppliers, which led to intermittent shortages of inventory. Further, during this same period and continuing into 2022, ocean freight costs have greatly increased.  This trend of higher costs and delayed deliveries has continued into 2022.  We believe the major reasons for these issues include the following:

●	Increased price of fuel;
●	Shortage of shipping containers;
●	Congestion at the ports in Asia and the United States; and
●	Shortage of truck drivers in the United States.

At the present time, we believe the above-mentioned supply chain disruptions, along with increased freight and general domestic transportation costs will likely continue during the remainder of 2022. While we believe that most of these costs have been, or will be, passed on to our customers after the first quarter of 2022, there is no assurance that any additional cost increases can be passed on in the future.

INVENTORY GROWTH

Our inventory increased to $27,548,000 at March 31, 2022, from $24,021,000 at December 31, 2021.  This increase, most of which took place at Florida Pneumatic, was due primarily to two factors; to increase safety stock levels, and inventory required to fulfill a large retail order that was received in late 2021 that is scheduled to ship during the second quarter of 2022.

We believe it was strategic to bolster our safety stock levels of imported products due to the significant delays we encountered during the latter portion of 2021 and early 2022, which in turn had resulted in “out of stock” positions on several key items. Lastly, it should be noted that inventory levels during fiscal 2020, were suppressed due primarily to supply chain issues and production levels being hampered by the pandemic.  As such, a portion of the inventory increase was designed to raise our inventory at all locations to safer, pre-pandemic levels, in order to provide necessary inventory for growth.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS

REVENUE

The tables below provide an analysis of our net revenue for the three-month periods ended March 31, 2022, and 2021:

Consolidated

	Three months ended March 31,
			Increase (decrease)
	2022	2021	$	%
Florida Pneumatic	$10,281,000	$10,901,000	$(620,000)	(5.7)%
Hy-Tech	3,740,000	3,044,000	696,000	22.9
Consolidated	$14,021,000	$13,945,000	$76,000	0.5%

Florida Pneumatic

Florida Pneumatic markets its air tool products to four primary sectors within the pneumatic tool market; Automotive, Retail, Aerospace and Industrial. It also generates revenue from its Berkley products line, as well as a line of air filters and other OEM parts (“Other”).

	Three months ended March 31,
	2022		2021		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Automotive	$3,881,000	37.7%	$4,102,000	37.6%	$(221,000)	(5.4)%
Retail	3,020,000	29.5	3,790,000	34.8	(770,000)	(20.2)
Industrial	1,444,000	14.0	1,359,000	12.5	85,000	6.3
Aerospace	1,777,000	17.3	1,528,000	14.0	249,000	16.3
Other	159,000	1.5	122,000	1.1	37,000	30.3
Total	$10,281,000	100.0%	$10,901,000	100.0%	$(620,000)	(5.7)%

When comparing the three-month periods ended March 31, 2022, and 2021, the most significant change in Florida Pneumatic's revenue occurred within its Retail sector. The fall-off was due primarily to reduced volume in the sale of "spray guns" during the first quarter of 2022, compared to the same period in 2021. We believe that The Home Depot's ("THD"s) purchase level of spray guns during the COVID-19 pandemic (2020 and 2021) were likely used by their customers to sanitize large areas. Accordingly, as the pandemic appears to have subsided somewhat, the need for this tool used to combat the virus has diminished. Additionally, THD discontinued eight items, which contributed to the decline in revenue. It should be noted that many of the discontinued items will be replaced with a "roll-out" scheduled to ship during the second quarter of 2022, consisting of six new items. Further, we believe revenue from the new six items should greatly offset the decline from the discontinued items. Although our Automotive revenue declined this quarter, compared to the same period in 2021, as the result in a change in a distribution channel strategy, the gross margin related to our Automotive revenue has increased. Aerospace revenue improved 16.3%, when comparing the first quarter of 2022 and 2021. This improvement was driven by an overall increase in demand throughout the sector.

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

	Three months ended March 31,
	2022		2021		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
OEM	$1,965,000	52.6%	$1,611,000	52.9%	$354,000	22.0%
PTG	940,000	25.1	646,000	21.2	294,000	45.5
ATP	742,000	19.8	713,000	23.4	29,000	4.1
Other	93,000	2.5	74,000	2.5	19,000	25.7
Total	$3,740,000	100.0%	$3,044,000	100.0%	$696,000	22.9%

During the first quarter of 2022, Hy-Tech continued to see signs that the ill effects of the pandemic were beginning to ease. Customer orders for all of its major product lines improved when compared to the same three-month period a year ago. Its OEM product line growth was due in large part to a general rebound in the pneumatic tool sector, with increased shipments to two large customers. The growth in PTG revenue was due to the acquisition of the Jackson Gear Company business (“JGC”).  (See Note – 2 for further discussion).  Its added revenue was partially offset by a decline in orders from a large customer. The increase in Hy-Tech’s Other revenue was due to NUMATX growth.

GROSS MARGIN/PROFIT

	Three months ended March 31,		Increase
	2022	2021	Amount		%
Florida Pneumatic	$3,949,000	$4,200,000	$(251,000)		(6.0)%
As percent of respective revenue	38.4%	38.5%	(0.1)%	pts
Hy-Tech	$562,000	$436,000	$126,000		28.9
As percent of respective revenue	15.0%	14.3%	0.7%	pts
Total	$4,511,000	$4,636,000	$(125,000)		(2.7)%
As percent of respective revenue	32.2%	33.2%	(1.0)%	pts

The minimal decline in Florida Pneumatic’s gross margin this quarter, compared to the same three-month period in the prior year was due primarily to product mix. Ocean freight costs continue to adversely affect our gross margin, particularly at Florida Pneumatic where we are still encountering container costs that are four to five times greater than a year ago. We are attempting to pass through most if not all of these increases; however, we may not be able to fully neutralize the negative effects.

The improvement in Hy-Tech’s gross margin is due primarily to its overall product/customer mix. However, its manufacturing overhead absorption at PTG suffered during the quarter, as we are in the process of integrating the Jackson Gear Company acquisition.  We expect that the major integration items should be resolved during the second half of 2022 and thus improve gross margin as well.

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

During the first quarter of 2022, our SG&A was $5,173,000, compared to $4,991,000 incurred during the same three-month period in 2021. There were three significant factors contributing to the net increase. First, compensation expense increased $188,000. Compensation expense is comprised of base salaries and wages, accrued performance-based bonus incentives and associated payroll taxes and employee benefits.  Several factors contributed to this increase, among them the staffing added in connection with the JGC acquisition, increased wages primarily related to retention incentives and annual wage adjustments and increases in companywide bonus/incentive/performance accruals. Secondly, professional fees and expenses increased $233,000, due primary to legal, accounting and other fees incurred in connection with the JGC acquisition. Other expenses that contributed to this $233,000 increase were cyber security related costs and recruitment fees. Lastly, partially offsetting the above increases was a reduction of $273,000 in our variable expenses.  Variable expenses include among other items, commissions, freight out, travel, advertising, shipping supplies and warranty costs.  Driving this decline were significantly lower advertising and shipping costs at Florida Pneumatic, caused by a change in a distribution channel strategy.

INTEREST

	Three months ended March 31,		Increase (decrease)
	2022	2021	Amount	%
Interest expense attributable to:
Short-term borrowings	$48,000	$10,000	$38,000	380.0%
PPP loan	—	8,000	(8,000)	(100.0)
Amortization expense of debt issue costs	4,000	4,000	—	—

Total	$52,000	$22,000	$30,000	136.4%

Our borrowings increased during the three-month period ended March 31, 2022, compared to the same period in the prior year. This increase was driven primarily by the decision to increase safety stock levels on inventory and the acquisition in 2022 of the Jackson Gear Company business.

The average balance of short-term borrowings during the three-month periods ended March 31, 2022, and 2021, were $10,157,000 and $2,167,000, respectively.

Debt issue costs are associated with an amendment to the Credit Agreement.  There were no amortizable debt issue costs incurred with Amendment No. 9, to the Credit Agreement.

INCOME TAXES

At the end of each interim reporting period, we compute an effective tax rate based upon our estimated full year results. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods. Accordingly, the effective tax rate for the three-month periods ended March 31, 2022, and 2021, were approximately a tax benefit of 13.4%, and 18.6%, respectively. The effective tax rates for all periods presented were impacted primarily by state taxes, and non-deductible expenses. Additionally, impacting 2021’s net effective tax benefit was the enactment of the Coronavirus Aid, Relief, and Economic Security Act.

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

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	March 31, 2022	December 31, 2021
Working capital	$22,375,000	$24,598,000
Current ratio	2.15 to 1	3.04 to 1
Shareholders’ equity	$43,181,000	$43,840,000

Credit facility

Our Credit Facility is discussed in detail in Note 9, to our Consolidated Financial Statements. Discussed therein, we and the Bank entered into an amendment that, among other things, increased the Revolver borrowing commitment by $2,000,000 to $18,000,000 through June 30, 2022.

At March 31, 2022, there was approximately $3,360,000 available to us under its Revolver arrangement.

Should the need arise whereby the current Credit Agreement is insufficient; we believe that the current Agreement could be expanded, and/or we could obtain additional funds based on the value of our real property.

Cash flows

For the three-month period ended March 31, 2022, cash used by operating activities was $3,972,000, compared to cash used by operating activities for the year ended December 31, 2021, of $4,149,000. At March 31, 2022, our consolidated cash balance was $642,000, compared to $539,000 at December 31, 2021. Cash at our UAT subsidiary was $190,000 at March 31, 2022 and December 31, 2021, respectively. We operate under the terms and conditions of the Credit Agreement. As a result, all domestic cash receipts are remitted to Capital One lockboxes.

Our total debt to total book capitalization (total debt divided by total debt plus equity) on March 31, 2022, was 22.5%, compared to 11.6% on December 31, 2021.

Our working capital needs will increase due to anticipated growth, and a roll-out of a new tools program to our Retail customer. As a result, our Revolver borrowings will likely increase in the first half of 2022 and should then decline throughout the remainder of 2022.

During the three-month period ended March 31, 2022, we completed the JGC acquisition, with a purchase price of $2,300,000, plus acquisition expenses that included among other things, legal, accounting, and relocation expenses. (See Note 2).

During the three-month period ended March 31, 2022, we used $380,000 for capital expenditures, compared to $68,000 during the same period in the prior year.  Capital expenditures currently planned for the remainder of 2022 are approximately $800,000, which we expect will be financed through the Credit Facility.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

LIQUIDITY AND CAPITAL RESOURCES - Continued

Cash Flows- Continued

The major portion of these planned capital expenditures will be for new metal cutting equipment, tooling and information technology hardware and software, and the expansion of our Punxsutawney, PA facility as a result of the acquisition of Jackson Gear (See Note 2).

Our liquidity and capital is primarily sourced from our credit facility, described in Note 9 – Debt, to our Consolidated Financial Statements, and cash from operations.

Customer concentration

Refer to Note 1 – Business and summary of accounting policies – Customer Concentration for a detailed discussion.

IMPACT OF INFLATION

Increasing prices, most notably in freight/transportation and, to a lesser extent, the cost of raw materials and labor had a material effect on our results of operations during the three-month period ended March 31, 2022. We believe that the current and projected significant increases of inflation, the on-going volatility of freight/transportation costs, and recent geopolitical unrest will have an impact on our results of operations during 2022.  At the present time we are unable to reasonably estimate said impact on our results of operations for the remainder of 2022 and beyond.

NEW ACCOUNTING PRONOUNCEMENTS

There were no new accounting standards or pronouncements issued during the three-month period ended March 31, 2022 that were applicable to us.

We do not believe that any recently issued, but not yet effective accounting standard, if adopted, will have a material effect on our consolidated financial statements

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.          Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated, as of March 31, 2022, the effectiveness of the Company’s disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2022, the Company’s management, including its CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective at that date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, identified in connection with the evaluation required by Exchange Act Rule 13a-15(d), that occurred during our most recently completed fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings

There have been no material changes to the legal proceedings’ disclosure described in our 2021 Form 10-K.

Item 1A.       Risk Factors

There have been no material changes to the risk factors disclosed under Part I, Item 1A “Risk Factors” in the 2021 Form 10-K.

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

P&F INDUSTRIES, INC.
(Registrant)

/s/ JOSEPH A. MOLINO, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: May 13, 2022	(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit

2.1

Asset Purchase Agreement, dated as of January 14, 2022, by and among Heisman Acquisition Corp., Jackson Gear Company, Robert Jackson and Scott Jackson (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated January 14, 2022).

10.1

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

10.2

Amendment No. 10 to Second Amended and Restated Loan and Security Agreement, dated as of April 12, 2022, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., ATSCO Holdings Corp, Jiffy Air Tool, Inc., Bonanza Properties Corp., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc., Hy-Tech Illinois, Inc., Heisman Acquisition Corp., and Capital One, National Association, as lender and agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on

Form 8-K dated April 12, 2022).

10.3

Fourth Amended and Restated Revolver Note, dated April 12, 2022, by the Registrant, Florida Pneumatic Manufacturing Corporation and Hy-Tech Machine, Inc in favor of Capital One, National Association (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 12, 2022).

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