Form 10-Q
period 2022-06-30
P&F INDUSTRIES INC
filed 2022-08-12
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

As of August 5, 2022, there were 3,194,699 shares of the registrant’s Class A common stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS

Cash	$431,000	$539,000
Accounts receivable — net	10,418,000	7,550,000
Inventories	24,610,000	24,021,000
Prepaid expenses and other current assets	2,946,000	4,566,000
TOTAL CURRENT ASSETS	38,405,000	36,676,000

PROPERTY AND EQUIPMENT
Land	507,000	507,000
Buildings and improvements	3,902,000	3,605,000
Machinery and equipment	27,057,000	25,675,000
	31,466,000	29,787,000
Less accumulated depreciation and amortization	22,525,000	21,707,000
NET PROPERTY AND EQUIPMENT	8,941,000	8,080,000

GOODWILL	4,822,000	4,447,000

OTHER INTANGIBLE ASSETS — net	5,673,000	5,592,000

DEFERRED INCOME TAXES — net	374,000	349,000

RIGHT-OF-USE ASSETS – OPERATING LEASES	3,718,000	2,969,000

OTHER ASSETS — net	69,000	77,000

TOTAL ASSETS	$62,002,000	$58,190,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Short-term borrowings	$10,069,000	$5,765,000
Accounts payable	2,337,000	2,920,000
Accrued compensation and benefits	1,187,000	1,475,000
Accrued other liabilities	1,484,000	1,078,000
Current lease liabilities – operating leases	921,000	840,000
TOTAL CURRENT LIABILITIES	15,998,000	12,078,000

Noncurrent lease liabilities – operating leases	2,855,000	2,176,000
Other liabilities	83,000	96,000

TOTAL LIABILITIES	18,936,000	14,350,000

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued – 4,467,000 at June 30, 2022, and 4,453,000 at December 31, 2021	4,467,000	4,453,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	14,214,000	14,167,000
Retained earnings	35,407,000	36,046,000
Treasury stock, at cost – 1,273,000 shares at June 30, 2022 and December 31, 2021	(10,213,000)	(10,213,000)
Accumulated other comprehensive loss	(809,000)	(613,000)

TOTAL SHAREHOLDERS’ EQUITY	43,066,000	43,840,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$62,002,000	$58,190,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three months		Six months
	ended June 30,		ended June 30,
	2022	2021	2022	2021
Net revenue	$17,810,000	$13,589,000	$31,831,000	$27,535,000
Cost of sales	12,174,000	8,741,000	21,684,000	18,051,000
Gross profit	5,636,000	4,848,000	10,147,000	9,484,000
Selling, general and administrative expenses	5,479,000	5,458,000	10,652,000	10,449,000
Operating income (loss)	157,000	(610,000)	(505,000)	(965,000)
Other (expense) income	(16,000)	2,929,000	(16,000)	2,929,000
Interest (expense) income	(86,000)	15,000	(138,000)	(7,000)
Income (loss)	55,000	2,334,000	(659,000)	1,957,000
Income tax (expense) benefit	(76,000)	89,000	20,000	159,000
Net income (loss)	$(21,000)	$2,423,000	$(639,000)	$2,116,000

Basic (loss) earnings per share	$(0.01)	$0.76	$(0.20)	$0.67
Diluted (loss) earnings per share	$(0.01)	$0.76	$(0.20)	$0.66

Weighted average common shares outstanding:

Basic	3,185,000	3,181,000	3,177,000	3,175,000
Diluted	3,185,000	3,193,000	3,177,000	3,190,000

Net (loss) income	$(21,000)	$2,423,000	$(639,000)	$2,116,000
Other comprehensive (loss) income - foreign currency translation adjustment	(146,000)	4,000	(196,000)	19,000
Total comprehensive (loss) income	$(167,000)	$2,427,000	$(835,000)	$2,135,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

Three months ended June 30, 2022

								Accumulated
		Class A common		Additional				other
		stock, $1 par		paid-in	Retained	Treasury stock		comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss
Balance, April 1, 2022	$43,181,000	4,453,000	$4,453,000	$14,176,000	$35,428,000	(1,273,000)	$(10,213,000)	$(663,000)

Net loss	(21,000)	—	—	—	(21,000)	—	—	—

Exercise of Stock Options	40,000	7,000	7,000	33,000	—	—	—	—

Restricted common stock compensation	12,000	7,000	7,000	5,000	—	—	—	—

Stock-based compensation	—	—	—	—	—	—	—	—

Foreign currency translation adjustment	(146,000)	—	—	—	—	—	—	(146,000)

Balance, June 30, 2022	$43,066,000	4,467,000	$4,467,000	$14,214,000	$35,407,000	(1,273,000)	$(10,213,000)	$(809,000)

Three months ended June 30, 2021

								Accumulated
		Class A common		Additional				other
		stock, $1 par		paid-in	Retained	Treasury stock		comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss
Balance, April 1, 2021	$41,261,000	4,453,000	$4,453,000	$14,134,000	$33,449,000	(1,273,000)	$(10,213,000)	$(562,000)

Net income	2,423,000	—	—	—	2,423,000	—	—	—

Restricted common stock compensation	14,000	—	—	14,000	—	—	—	—

Stock-based compensation	1,000	—	—	1,000	—	—	—	—

Foreign currency translation adjustment	4,000	—	—	—	—	—	—	4,000

Balance, June 30, 2021	$43,703,000	4,453,000	$4,453,000	$14,149,000	$35,872,000	(1,273,000)	$(10,213,000)	$(558,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

Six months ended June 30, 2022

								Accumulated
		Class A common		Additional				other
		stock, $1 par		paid-in	Retained	Treasury stock		comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss
Balance, January 1, 2022	$43,840,000	4,453,000	$4,453,000	$14,167,000	$36,046,000	(1,273,000)	$(10,213,000)	$(613,000)

Net loss	(639,000)	—	—	—	(639,000)	—	—	—

Exercise of Stock Options	40,000	7,000	7,000	33,000	—	—	—	—

Restricted common stock compensation	20,000	7,000	7,000	13,000	—	—	—	—

Stock-based compensation	1,000	—	—	1,000	—	—	—	—

Foreign currency translation adjustment	(196,000)	—	—	—	—	—	—	(196,000)

Balance, June 30, 2022	$43,066,000	4,467,000	$4,467,000	$14,214,000	$35,407,000	(1,273,000)	$(10,213,000)	$(809,000)

Six months ended June 30, 2021

								Accumulated
		Class A common		Additional				other
		stock, $1 par		paid-in	Retained	Treasury stock		comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss
Balance, January 1, 2021	$41,538,000	4,428,000	$4,428,000	$14,144,000	$33,756,000	(1,273,000)	$(10,213,000)	$(577,000)

Net income	2,116,000	—	—	—	2,116,000	—	—	—

Restricted common stock compensation	27,000	25,000	25,000	2,000	—	—	—	—

Stock-based compensation	3,000	—	—	3,000	—	—	—	—

Foreign currency translation adjustment	19,000	—	—	—	—	—	—	19,000

Balance, June 30, 2021	$43,703,000	4,453,000	$4,453,000	$14,149,000	$35,872,000	(1,273,000)	$(10,213,000)	$(558,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months
	ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net (loss) income	$(639,000)	$2,116,000

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:

Non-cash and other charges:
Depreciation	881,000	902,000
Amortization of other intangible assets	341,000	316,000
Amortization of operating lease assets	471,000	449,000
Amortization of debt issue costs	8,000	8,000
Amortization of consideration payable to a customer	135,000	135,000
Recovery of provision for losses on accounts receivable	42,000	59,000
Stock-based compensation	1,000	3,000
Stock-based compensation-options exercise	38,000	—
Restricted stock-based compensation	19,000	27,000
Deferred income taxes	(20,000)	(159,000)
Gain (loss) on disposal of fixed assets	(5,000)	7,000
Forgiveness of Paycheck Protection Program loan	—	(2,929,000)
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable	(2,276,000)	(750,000)
Inventories	(353,000)	(895,000)
Prepaid expenses and other current assets	1,302,000	414,000
Accounts payable	(778,000)	1,482,000
Accrued compensation and benefits	681,000	718,000
Accrued other liabilities and other current liabilities	(524,000)	(64,000)
Operating lease liabilities	(461,000)	(443,000)
Other liabilities	(17,000)	(28,000)
Total adjustments	(515,000)	(748,000)
Net cash (used in) provided by operating activities	(1,154,000)	1,368,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months
	ended June 30,
	2022	2021
Cash Flows from Investing Activities:
Capital expenditures	$(923,000)	$(247,000)
Purchase of net assets of the Jackson Gear Company business	(2,300,000)	—
Net cash used in investing activities	(3,223,000)	(247,000)

Cash Flows from Financing Activities:
Net proceeds (repayments) from short-term borrowings	4,304,000	(1,004,000)
Proceeds from exercise of stock options	2,000	—
Net cash provided by (used in) financing activities	4,306,000	(1,004,000)

Effect of exchange rate changes on cash	(37,000)	(4,000)
Net (decrease) increase in cash	(108,000)	113,000
Cash at beginning of period	539,000	904,000
Cash at end of period	$431,000	$1,017,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$114,000	$19,000
Taxes	$124,000	$12,000
Cash paid for amounts included in the measurement of operating lease liabilities	$—	$6,000

Non-cash information:
Right of Use (“ROU”) assets recognized for new operating lease liabilities	$987,000	$53,000

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

The consolidated balance sheet information as of December 31, 2021, was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”). The unaudited consolidated financial statements contained herein should be read in conjunction with the 2021 Form 10-K.

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

Florida Pneumatic

Florida Pneumatic directly, and through its wholly-owned subsidiaries Exhaust Technologies Inc. (“ETI”), Universal Air Tool Company Limited (“UAT”), and Jiffy Air Tool, Inc. (“Jiffy”) imports, manufactures, and markets pneumatic hand tools of its own design, primarily to the retail, industrial, automotive and aerospace markets. Its products include sanders, grinders, drills, saws, and impact wrenches. These tools are similar in appearance and function to electric hand tools, but are powered by compressed air, rather than by electricity or a battery. Air tools, as they are more commonly referred to, generally offer better performance, and weigh less than their electrical counterparts. Florida Pneumatic imports and/or manufactures approximately 75 types of pneumatic hand tools, most of which are sold at prices ranging from $50 to $1,000, under the names “Florida Pneumatic”, “Universal Tool”, “Jiffy Air Tool”, AIRCAT, NITROCAT, as well as under the trade names or trademarks of several private label customers. These products are sold to retailers, distributors, manufacturers and private label customers through in-house sales personnel and manufacturers’ representatives. The AIRCAT and NITROCAT brands of pneumatic tools are sold primarily to the automotive service and repair market (“automotive market”). Users of Florida Pneumatic’s hand tools include industrial maintenance and production staffs, do-it-yourself mechanics, professional automobile mechanics and auto body personnel. Jiffy manufactures and distributes pneumatic tools and components primarily to aerospace manufacturers.

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

Hy-Tech’s “Power Transmission Group”, commonly referred to as “PTG”, produces spiral bevel and straight bevel gears along with a wide variety of other gearing. These products are sold direct to OEMs, end-users and gearbox repair companies. PTG works directly with its customer’s engineering departments to design or redesign gears or gearboxes to optimize a solution for functionality and manufacturability.

Nearly all of Hy-Tech brands are manufactured in the United States of America. Hy-Tech markets ATP branded impact sockets, striking wrenches and accessories that are imported from Italy and Asia.

Please refer to Note 2 for discussion related to the Company’s acquisition of the Jackson Gear Company business (“JGC”).

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

The COVID-19 virus and the resultant global economic down-turn had a negative impact on our fiscal 2021 results and continues to negatively impact the Company during the six-month period ended June 30, 2022. Additionally, we believe the on-going supply-chain crisis is related to the pandemic. Commencing in mid-2021 and continuing to date, although easing somewhat during the latter portion of the second quarter of 2022, we encountered severe shipping / receiving delays of inventory from our Asian suppliers, which has caused intermittent shortages of product. Further, the Company believes the COVID-19 global pandemic has been and continues to be the primary factor in the significant increases in the cost of international ocean freight. In addition, the COVID-19 pandemic had since mid-2020, caused many of the Company’s customers and potential customers to refuse or delay on-site visits, which is critical to generating revenue, easing somewhat during the second quarter of 2022.  The Company believes that until the above issues subside, its business will likely continue to be adversely affected by COVID-19.

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

Customer Concentration

The Company had one customer that accounted for 36.0% and 35.9% of its consolidated accounts receivable at June 30, 2022, and December 31, 2021, respectively. Further, this customer accounted for 27.1% and 24.6%, respectively, of the Company’s consolidated revenue during the three and six-month periods ended June 30, 2022, and 27.7% and 27.4%, respectively, for the same periods in 2021. There was no other customer that accounted for more than 10% of our consolidated revenue or accounts receivable for all periods presented.

Management Estimates

The preparation of financial statements and related disclosures in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses in those financial statements. Certain significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, accounts receivable reserve, inventory, goodwill, intangible assets and other long-lived assets, contingent consideration, income taxes and deferred taxes. Descriptions of these policies are discussed in the Company’s 2021 Form 10-K. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and adjusts when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

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

The Company’s operating leases include vehicles, office space and the use of real property. The Company has not identified any new material finance leases during the three -month period ended June 30, 2022.

The Company considers any options to extend the term of a lease when measuring the Right-of-Use lease asset.

For the three and six-month periods ended June 30, 2022, the Company had $240,000 and $471,000, respectively, in operating lease expense, and $225,000 and $449,000, respectively, for the same three and six-month periods in 2021.

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

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of June 30, 2022:

	As of June 30, 2022
2022 (excluding the six months ended June 30, 2022)	$470,000
2023	941,000
2024	668,000
2025	375,000
2026	240,000
Thereafter	1,590,000
Total operating lease payments	4,284,000
Less imputed interest	(508,000)
Total operating lease liabilities	$3,776,000

Weighted average remaining lease term	7.4	years
Weighted average discount rate	3.69%

Revenue Recognition

The Company’s revenue recognition policies are detailed in its 2021 Form 10-K. The following tables present the Company’s revenues recognized under ASC Topic 606, “Revenue from Contracts with Customers”, for the three and six-month periods ended June 30, 2022 and 2021.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BUSINESS AND SUMMARY OF ACCOUNTING POLICIES - (Continued)

Revenue Recognition - Continued

Florida Pneumatic

Florida Pneumatic markets its air tool products to four primary sectors within the pneumatic tool market: Automotive, Retail, Industrial and Aerospace. It also generates revenue from its Berkley products line, as well as a line of air filters and other OEM parts, which are reported as Other.

	Three months ended June 30,
	2022		2021		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Automotive	$3,853,000	30.4%	$3,782,000	35.3%	$71,000	1.9%
Retail	4,826,000	38.1	3,763,000	35.1	1,063,000	28.2
Industrial	1,705,000	13.5	1,303,000	12.3	402,000	30.9
Aerospace	2,179,000	17.2	1,734,000	16.2	445,000	25.7
Other	103,000	0.8	130,000	1.1	(27,000)	(20.8)
Total	$12,666,000	100.0%	$10,712,000	100.0%	$1,954,000	18.2%

	Six months ended June 30,
	2022		2021		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Automotive	$7,734,000	33.7%	$7,884,000	36.5%	$(150,000)	(1.9)%
Retail	7,845,000	34.2	7,553,000	34.9	292,000	3.9
Industrial	3,111,000	13.6	2,662,000	12.3	449,000	16.9
Aerospace	3,994,000	17.4	3,262,000	15.1	732,000	22.4
Other	263,000	1.1	253,000	1.2	10,000	4.0
Total	$22,947,000	100.0%	$21,614,000	100.0%	$1,333,000	6.2%

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

	Three months ended June 30,
	2022		2021		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
OEM	$2,542,000	49.4%	$1,408,000	48.9%	$1,134,000	80.5%
ATP	945,000	18.4	779,000	27.1	166,000	21.3
PTG	1,583,000	30.8	604,000	21.0	979,000	162.1
Other	74,000	1.4	86,000	3.0	(12,000)	(14.0)
Total	$5,144,000	100.0%	$2,877,000	100.0%	$2,267,000	78.8%

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BUSINESS AND SUMMARY OF ACCOUNTING POLICIES - (Continued)

Revenue Recognition - Continued

	Six months ended June 30,
	2022		2021		Increase
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
OEM	$4,507,000	50.7%	$3,019,000	51.0%	$1,488,000	49.3%
ATP	1,687,000	19.0	1,492,000	25.2	195,000	13.1
PTG	2,522,000	28.4	1,250,000	21.1	1,272,000	101.8
Other	168,000	1.9	160,000	2.7	8,000	5.0
Total	$8,884,000	100.0%	$5,921,000	100.0%	$2,963,000	50.0%

Recently Adopted Accounting Pronouncements

During the six-month period ended June 30, 2022, there were no accounting pronouncements or other authoritative guidance issued that the Company adopted.

NOTE 2 - ACQUISITION

Effective January 15, 2022, through a wholly-owned subsidiary of Hy-Tech, the Company acquired (the “Acquisition”) substantially all the non-real estate assets comprising the business of JGC, a Pennsylvania-based corporation that manufactures and distributes custom gears and power transmission gear products. The purchase price consisted of an aggregate of approximately $2.3 million in cash, which was funded by Revolver (as defined in Note 9) borrowings, and the assumption of certain payables. The Company has incorporated this business into its PTG business and believes that the Acquisition will provide added market exposure into the market for larger gears.

In connection with the Acquisition, the Company entered into the Consent, Joinder and Amendment No. 9 (“Amendment No. 9”) to the Second Amended and Restated Loan and Security Agreement (the “Credit Agreement”), with Capital One, National Association. Amendment No. 9, among other things, provided consent to the Acquisition.

Total
Total purchase price	$2,300,000

The following table presents the purchase price allocation:

Accounts receivable	$489,000
Inventories	359,000
Machinery and equipment	823,000
Customer relationships	450,000
Goodwill	394,000
Liabilities assumed	(215,000)
Total purchase price	$2,300,000

The excess of the total purchase price over the fair value of the net assets acquired is currently being presented as goodwill. Goodwill is amortized over 15 years for tax purposes, but not deductible for financial reporting purposes. All identifiable intangible assets subject to amortization are amortized over their useful lives for book purposes, and are amortized over 15 years for tax purposes.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 – ACQUISITION - (Continued)

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

	For the	For the
	three-month	six-month
	period ended	period ended
	June 30, 2021	June 30,2021
Revenue	$14,399,000	$28,855,000
Net income	$2,398,000	$2,099,000
Earnings per share – basic	$0.75	$0.66
Earnings per share – diluted	$0.75	$0.66

NOTE 3 -INCOME (LOSS) PER SHARE

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

The following table sets forth the elements of basic and diluted loss per common share:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator for basic and diluted (loss) income per common share:
Net (loss) income	$(21,000)	$2,423,000	$(639,000)	$2,116,000

Denominator:
Denominator for basic (loss) income per share - weighted average common shares outstanding	3,185,000	3,181,000	3,177,000	3,175,000
Dilutive securities (1)	—	12,000	—	15,000
Denominator for diluted (loss) income per share - weighted average common shares outstanding	3,185,000	3,193,000	3,177,000	3,190,000
(1)Dilutive securities consist of the “in the money” stock options. In the event of a loss, options are considered anti-dilutive and are therefore not included in the calculation of diluted loss per share.

At June 30, 2022 and 2021, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Common Stock for the period. The weighted average of anti-dilutive stock options outstanding was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Weighted average anti-dilutive stock options outstanding	135,000	139,000	135,000	140,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 4 – STOCK-BASED COMPENSATION

Stock Options

		Weighted	Weighted average
		average	remaining	Aggregate
		exercise	contractual life	Intrinsic
	Option shares	price	(years)	Value
Outstanding, January 1, 2022	178,499	$6.76	3.4	$60,643
Granted	—	—	—	—
Exercised	41,809	4.74	—	38,046
Forfeited	—	—	—	—
Expired	2,090	4.29	—	—
Outstanding, June 30, 2022	134,600	$7.42	3.9	$—
Vested, June 30, 2022	134,600	$7.42	3.9	$—

On June 21, 2022, the Chief Financial Officer of the Company exercised 41,809 options to purchase the Company’s Common Stock. The exercise price was $4.74 per share and the closing price of the Company’s Common Stock was $5.65. As permitted by the Company’s 2021 Stock Incentive Plan and approved in advance by the Compensation Committee of the Company’s Board of Directors, this transaction was completed by the executive officer remitting $2,000 to the Company and satisfying the remaining portion of his exercise price and tax withholding and remittance obligations through the net settlement of options. The above resulted in the executive officer receiving 7,163 shares of Common Stock.

Restricted Stock

On May 25, 2022, the Company granted 1,250 restricted shares of its Common Stock to each non-employee member of its Board of Directors, totaling 6,250 restricted shares. The Company determined that the fair value of these shares was $5.50 per share, which was the closing price of the Company’s Common Stock on the date of the grant. These shares cannot be traded earlier than the first anniversary of the grant date. The Company ratably amortizes the total non-cash compensation expense of approximately $34,000 to selling, general and administrative expenses through May 2023.

On February 16, 2021, the Company granted 25,000 restricted shares of its Common Stock to its Chief Financial Officer. The Company determined that the fair value of these shares was $6.36 per share, which was the closing price of the Company’s Common Stock on the date of the grant. The Company ratably amortizes over a five-year vesting period the total non-cash compensation expense of approximately $159,000, or $32,000 per annum, to selling, general and administrative expenses.

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

As of June 30, 2022, and December 31, 2021, the carrying amounts reflected in the accompanying consolidated balance sheets for current assets and current liabilities approximated fair value due to the short-term nature of these accounts.

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

NOTE 6 – ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	June 30, 2022	December 31, 2021
Accounts receivable	$10,726,000	$7,817,000
Allowance for doubtful accounts, sales discounts and chargebacks	(308,000)	(267,000)
	$10,418,000	$7,550,000

NOTE 7 – INVENTORIES

Inventories consist of:

	June 30, 2022	December 31, 2021
Raw material	$2,102,000	$2,166,000
Work in process	2,177,000	1,360,000
Finished goods	20,331,000	20,495,000
	$24,610,000	$24,021,000

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill are as follows:

Balance, January 1, 2022	$4,447,000
Goodwill attributable to the acquisition of JGC business (See Note 2)	394,000
Currency translation adjustment	(19,000)
Balance, June 30, 2022	$4,822,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS – (Continued)

Other intangible assets

	June 30, 2022			December 31, 2021
		Accumulated	Net book		Accumulated	Net book
	Cost	amortization	value	Cost	amortization	value
Other intangible assets:
Customer relationships (1)	$6,921,000	$3,812,000	$3,109,000	$6,495,000	$3,545,000	$2,950,000
Trademarks and trade names (1)	2,167,000	—	2,167,000	2,187,000	—	2,187,000
Trademarks and trade names	200,000	79,000	121,000	200,000	73,000	127,000
Engineering drawings	330,000	261,000	69,000	330,000	254,000	76,000
Non-compete agreements (1)	323,000	291,000	32,000	335,000	290,000	45,000
Patents	1,286,000	1,111,000	175,000	1,286,000	1,079,000	207,000
Totals	$11,227,000	$5,554,000	$5,673,000	$10,833,000	$5,241,000	$5,592,000
(1)A portion of these intangibles are maintained in a foreign currency and are therefore subject to foreign exchange rate fluctuations.

The weighted average amortization period in years for intangible assets was as follows:

	June 30, 2022	December 31, 2021
Customer relationships	6.3	6.7
Trademarks and trade names	9.0	9.5
Engineering drawings	4.6	5.1
Non-compete agreements	1.5	2.0
Patents	4.3	4.5

Amortization expense of intangible assets subject to amortization was as follows:

Three months ended June 30,		Six months ended June 30,
2022	2021	2022	2021
$164,000	$157,000	$341,000	$316,000

Amortization expense for the balance of 2022, and for each of the next five years and thereafter is estimated to be as follows:

July 1,2022 through December 31, 2022	$346,000
2023	688,000
2024	639,000
2025	606,000
2026	400,000
Thereafter	827,000
$3,506,000

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

On April 12, 2022, we entered into Amendment No. 10 (“Amendment No. 10”) to the Credit Agreement, which among other things:

●	Increased the Revolving Commitment by $2,000,000, to $18,000,000 through June 30, 2022;
●	Removed a $10,000,000 cap on inventory availability through June 30, 2022;
●	Prohibited any Capex Loans through June 30, 2022; and
●	Implemented Secured Overnight Financing Rate (“SOFR”) as the new benchmark interest rate immediately, in lieu of London Interbank Offered Rate (“LIBOR”).

Until the effective date of Amendment No. 10, at the Company’s option, Revolver borrowings would bear interest at either LIBOR or the Base Rate, as the terms are defined in the Credit Agreement, plus an Applicable Margin, as defined in the Credit Agreement. Additionally, the Company was subject to limitations on the number of LIBOR borrowings. As noted above, effective April 12, 2022, the Company began applying SOFR rates instead of LIBOR. The Company does not believe that this change from LIBOR to SOFR will have a significant effect on its consolidated financial statements.

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

At June 30, 2022, short-term or Revolver borrowing was $10,069,000, compared to $5,765,000 at December 31, 2021. (See Notes 2 and 6 for further discussion related to this increase). Applicable Margin Rates at June 30, 2022, were 2.10% and 1.10%, respectively, for SOFR and Base Rate borrowings. At December 31, 2021, these rates were 1.50% and 0.50%, respectively, for LIBOR and Base Rate borrowings. Additionally, at June 30, 2022, and December 31, 2021, there was $7,000,000 and $9,578,000, respectively, available to the Company under its Revolver arrangement.

The average balances of short-term borrowings from our Bank for the three and six-month periods ended June 30, 2022, were $11,544,000 and $10,855,000, respectively, and $1,921,000 and $2,043,000, respectively, for the same periods in 2021.

NOTE 10 – SUBSEQUENT EVENT

On August 9, 2022, the Company’s Board of Directors declared a $0.05 special dividend. This special dividend will be payable on August 29, 2022, to all shareholders of record as of the close of business on August 22, 2022. The Company estimates the total cash outlay to be approximately $160,000.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of P&F Industries, Inc. and subsidiaries (“P&F”, or the “Company”). P&F and its representatives may, from time-to-time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to shareholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “would,” “could,” “should,” and their opposites and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. Any forward-looking statements contained herein, including those related to the Company’s future performance, are based upon the Company’s historical performance and on current plans, estimates and expectations. All forward-looking statements involve risks and uncertainties. These risks and uncertainties could cause the Company’s actual results for all or part the 2022 fiscal year and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company for a number of reasons including, but not limited to:

●	Risks related to the global outbreak of COVID-19 and other public health crises;
●	Risks associated with sourcing from overseas;
●	Disruption in the global capital and credit markets;
●	Importation delays;
●	Customer concentration;
●	Unforeseen inventory adjustments or changes in purchasing patterns;
●	Market acceptance of products;
●	Competition;
●	Price reductions;
●	Exposure to fluctuations in energy prices;
●	Exposure to fluctuations within the cost of raw materials;
●	The strength of the retail economy in the United States and abroad;
●	Risks associated with Brexit;
●	Adverse changes in currency exchange rates;
●	Interest rates;
●	Debt and debt service requirements;
●	Borrowing and compliance with covenants under our credit facility;
●	Impairment of long-lived assets and goodwill;

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

●	Retention of key personnel;
●	Acquisition of businesses;
●	Regulatory environment;
●	Litigation and insurance;
●	The threat of terrorism and related political instability and economic uncertainty; and
●	Business disruptions or other costs associated with information technology, cyber-attacks, system implementations, data privacy or catastrophic losses,

and those other risks and uncertainties described in its Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”), its Quarterly Reports on Form 10-Q, and its other reports and statements filed by the Company with the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise. The Company cautions you against relying on any of these forward-looking statements.

OVERVIEW

During the second quarter of 2022, significant factors that impacted our results of operations were the:

●	Ongoing negative impact of the COVID-19 pandemic on revenue, income, and supply chain.
●	The acquisition of the Jackson Gear Company business.
●	A stocking rollout to our largest retail customer.
●	Weak customer mix at Hy-Tech.

OUR BUSINESS

Florida Pneumatic

Florida Pneumatic directly, and through its wholly-owned subsidiaries Exhaust Technologies Inc. (“ETI”), Universal Air Tool Company Limited (“UAT”), and Jiffy Air Tool, Inc. (“Jiffy”) imports, manufactures, and markets pneumatic hand tools of its own design, primarily to the retail, industrial, automotive, and aerospace markets. Its products include sanders, grinders, drills, saws, and impact wrenches. These tools are similar in appearance and function to electric hand tools, but are powered by compressed air, rather than by electricity or a battery. Air tools, as they are more commonly referred to, generally offer better performance, and weigh less than their electrical counterparts. Florida Pneumatic imports and/or manufactures approximately 75 types of pneumatic hand tools, most of which are sold at prices ranging from $50 to $1,000, under the names “Florida Pneumatic”, “Universal Tool”, “Jiffy Air Tool”, AIRCAT, NITROCAT, as well as under the trade names or trademarks of several private label customers. These products are sold to retailers, distributors, manufacturers and private label customers through in-house sales personnel and manufacturers’ representatives. The AIRCAT and NITROCAT brands of pneumatic tools are sold primarily to the automotive service and repair market (“automotive market”). Users of Florida Pneumatic’s hand tools include industrial maintenance and production staffs, do-it-yourself mechanics, professional automobile mechanics and auto body personnel. Jiffy manufactures and distributes pneumatic tools and components primarily to aerospace manufacturers.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

OUR BUSINESS - Continued

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

Hy-Tech’s Power Transmission Group, or PTG, is a custom gear, gearbox, and power transmission system manufacturer. In addition to manufacturing a broad range of standard and custom gears for manufacturers in a wide variety of industries, PTG reverse engineers existing gears as well as designs new gears, utilizing state-of-the-art technologies, including 3D imaging and Gleason Gear modeling software.

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

TRENDS AND UNCERTAINTIES

COVID-19 PANDEMIC

The COVID-19 virus and the resultant global economic down-turn had a negative impact on our fiscal 2021 results and continues to negatively impact certain sectors of the Company during 2022. Additionally, we believe that, while easing slightly, the on-going supply-chain crisis is related in large part to the pandemic. Further, we believe the COVID-19 global pandemic has been and continues to be the primary factor in the significant increases in the cost of international ocean freight and related matters. We believe that until the above issues improve, our business will likely continue to be adversely affected by the COVID-19 global pandemic.

BOEING/AEROSPACE

The Federal Aviation Administration (“FAA”) and the European Union Aviation Safety Agency (“EASA”) have lifted the grounding of the 737 MAX, however, China, which is a large market for Boeing, has not lifted the grounding on the 737 MAX aircraft. Boeing is currently holding completed 737 MAX aircraft destined for Chinese carriers. As a result of the aforementioned, and airline companies limiting deliveries of new aircraft, we believe production at Boeing of its 737 MAX aircraft is likely to remain below the production levels that existed prior to the grounding of certain Boeing aircraft and the COVID-19 pandemic.

INTERNATIONAL SUPPLY CHAIN

During the third and fourth quarters of 2021, and early 2022, we encountered severe delays in receiving inventory from our Asian suppliers, which led to intermittent shortages of inventory. It should be noted however that the international supply chain crisis has, as of late, begun to ease somewhat. Lastly, our ocean freight costs, which increased in some cases five-fold during the latter half of 2021 and for much of 2022, have begun to decline, but still well in excess of pre pandemic levels. This trend of higher costs and delayed deliveries has continued for most of 2022. We believe the major factors driving the above include:

●	Increased price of fuel;

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

INTERNATIONAL SUPPLY CHAIN - Continued

●	Shortage of shipping containers;
●	Congestion at the ports in Asia and the United States; and
●	Shortage of truck drivers in the United States.

At the present time, we believe the above-mentioned supply chain disruptions will likely continue during the remainder of 2022. While we believe that most of these related costs associated with the items above have been, or will be, passed on to our customers throughout 2022, there is no assurance that any additional cost increases can be passed on in the future.

DOMESTIC TRANSPORTATION COSTS

Due to the shortage of truckers in the U.S. there has been both difficulty in moving goods from the ports to our facilities as well as arranging for pickups to deliver to our customers. In addition, we have seen an increase in the costs for these transportation services. It is unclear when or if this situation will abate. As such, these issues will affect the Company for the foreseeable future impacting our overall margins and possibly depressing sales.

IMPACT OF INFLATION/GEOPOLITCAL ISSUES

Increasing prices, most notably in freight/transportation, the cost of raw materials and labor had a material effect on our results of operations during the three and six-month periods ended June 30, 2022. We believe that the current and projected significant levels of inflation will continue to adversely impact our operating costs. As such, at the present time, we are unable to reasonably estimate the impact these issues will have on our results of operations for the remainder of 2022 and beyond.

During the six-month period ended June 30, 2022, we do not believe we were directly materially impacted by current geopolitical global events.

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

RESULTS OF OPERATIONS

REVENUE

The tables below provide an analysis of our net revenue for the three and six-month periods ended June 30, 2022 and 2021:

Consolidated

	Three months ended June 30,
			Increase
	2022	2021	$	%
Florida Pneumatic	$12,666,000	$10,712,000	$1,954,000	18.2%
Hy-Tech	5,144,000	2,877,000	2,267,000	78.8
Consolidated	$17,810,000	$13,589,000	$4,221,000	31.1%

	Six months ended June 30,
			Increase
	2022	2021	$	%
Florida Pneumatic	$22,947,000	$21,614,000	$1,333,000	6.2%
Hy-Tech	8,884,000	5,921,000	2,963,000	50.0
Consolidated	$31,831,000	$27,535,000	$4,296,000	15.6%

Florida Pneumatic

Florida Pneumatic markets its air tool products to four primary sectors within the pneumatic tool market; Automotive, Retail, Aerospace and Industrial. It also generates revenue from its Berkley products line, as well as a line of air filters and other OEM parts (“Other”).

	Three months ended June 30,
	2022		2021		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Automotive	$3,853,000	30.4%	$3,782,000	35.3%	$71,000	1.9%
Retail	4,826,000	38.1	3,763,000	35.1	1,063,000	28.2
Industrial	1,705,000	13.5	1,303,000	12.3	402,000	30.9
Aerospace	2,179,000	17.2	1,734,000	16.2	445,000	25.7
Other	103,000	0.8	130,000	1.1	(27,000)	(20.8)
Total	$12,666,000	100.0%	$10,712,000	100.0%	$1,954,000	18.2%

	Six months ended June 30,
	2022		2021		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Automotive	$7,734,000	33.7%	$7,884,000	36.5%	$(150,000)	(1.9)%
Retail	7,845,000	34.2	7,553,000	34.9	292,000	3.9
Industrial	3,111,000	13.6	2,662,000	12.3	449,000	16.9
Aerospace	3,994,000	17.4	3,262,000	15.1	732,000	22.4
Other	263,000	1.1	253,000	1.2	10,000	4.0
Total	$22,947,000	100.0%	$21,614,000	100.0%	$1,333,000	6.2%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - (Continued)

REVENUE – Continued

Florida Pneumatic – Continued

When comparing the three-month periods ended June 30, 2022 and 2021, the most significant change in Florida Pneumatic’s revenue occurred within its Retail sector. The 28.2% increase was driven primarily by a stocking rollout to The Home Depot (“THD”) during the second quarter of 2022. These items effectively replaced certain tools that were discontinued. The increase in Industrial revenue was driven by among other things, slightly improved supply chain conditions, which in turn increased our in-stock inventory, allowing an increase in shipments, price increases that went into effect during the quarter, and better economic conditions this quarter, compared to the second quarter of 2021. Aerospace continued to show year-over-year improvement with revenue increasing 25.7% this quarter, compared to the second quarter of 2021, due primarily to an increase in orders from both our commercial aircraft and defense-related customers.  Our Automotive revenue improved a modest 1.9% this quarter, compared to the same period a year ago.  However, due to a previously disclosed change in distribution channel strategy, as well as changes in both economic and competitive factors, we believe that Automotive revenue could lessen in the future periods.

The 22.4%, or $732,000 increase in Florida Pneumatic’s Aerospace revenue during the six-month period ended June 30, 2022, compared to the same period in the prior year, is the most significant factor in analyzing the overall improvement in Florida Pneumatic’s year-to-date revenue. This improvement is being driven by increased orders from both the commercial and military markets. Its Industrial revenue for the six-month period ended June 30, 2022, grew 16.9% over the same period in 2021, due primarily to slightly improved supply chain conditions and price increases, both occurring during the second quarter of this year, and better economic conditions during most of the six-month period ended June 30, 2022, compared to the same period in 2021. Revenue for the Retail sector during the first six months of 2022 is 3.9% higher than the same period in 2021. This year-to-date improvement was driven by a stocking roll-out, which occurred during the second quarter of 2022, partially offset by a decline in the spray gun category.

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

	Three months ended June 30,
	2022		2021		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
OEM	$2,542,000	49.4%	$1,408,000	48.9%	$1,134,000	80.5%
ATP	945,000	18.4	779,000	27.1	166,000	21.3
PTG	1,583,000	30.8	604,000	21.0	979,000	162.1
Other	74,000	1.4	86,000	3.0	(12,000)	(14.0)
Total	$5,144,000	100.0%	$2,877,000	100.0%	$2,267,000	78.8%

	Six months ended June 30,
	2022		2021		Increase
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
OEM	$4,507,000	50.7%	$3,019,000	51.0%	$1,488,000	49.3%
ATP	1,687,000	19.0	1,492,000	25.2	195,000	13.1
PTG	2,522,000	28.4	1,250,000	21.1	1,272,000	101.8
Other	168,000	1.9	160,000	2.7	8,000	5.0
Total	$8,884,000	100.0%	$5,921,000	100.0%	$2,963,000	50.0%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - (Continued)

REVENUE – Continued

Hy-Tech - Continued

Key factors driving the 80.5% growth in Hy-tech’s OEM product line revenue this quarter, compared to the same three-month period in 2021, were a significant increase in orders from a major customer, the easing of COVID-19 travel and visitation restrictions, and overall improvement in economic conditions this quarter compared to the same period a year ago.  Revenue generated from the JGC, which was acquired in early 2022, was the major component of the $979,000 increase in our PTG product line revenue.  (See Note 2- Acquisition, for further discussion). Our ATP revenue increased 21.3% this quarter over the same period in the prior year due primarily to improved economic conditions.

Hy-Tech’s six-month, year-over-year growth was mostly accomplished during the three-month period ended June 30, 2022. As such, factors contributing to this growth include increased orders from a major OEM customer, the JGC business acquisition, the easing of COVID-19 restrictions, and slight improvement in the general economic conditions.

GROSS MARGIN/PROFIT

	Three months ended June 30,		Increase (decrease)
	2022	2021	Amount		%
Florida Pneumatic	$4,771,000	$4,165,000	$606,000		14.6%
As percent of respective revenue	37.7%	38.9%	(1.2)%	pts
Hy-Tech	$865,000	$683,000	$182,000		26.6
As percent of respective revenue	16.8%	23.7%	(6.9)%	pts
Total	$5,636,000	$4,848,000	$788,000		16.3%
As percent of respective revenue	31.6%	35.7%	(4.1)%	pts

Although Florida Pneumatic’s gross profit increased 14.6%, its consolidated gross margin declined 1.2 percentage points. This net decline was driven primarily due to a higher mix of lower gross margin Retail revenue. Related thereto, Florida Pneumatic continued to encounter higher ocean freight and product costs during the three-month period ended June 30, 2022, compared to the same three-month period in 2021. Partially offsetting the above were better than prior year gross margins in its Industrial, Automotive and Aerospace product lines.   Hy-Tech’s gross profit declined 6.9 percentage points this quarter, compared to the same three-month period in 2021, due primarily to increased revenue attributable to low margin customers during the second quarter of 2022. Additionally, Hy-Tech’s PTG product line under absorbed its manufacturing overhead costs during the second quarter of 2022, as it is going through the process of integrating the JGC acquisition.

	Six months ended June 30,		Increase (decrease)
	2022	2021	Amount		%
Florida Pneumatic	$8,721,000	$8,365,000	$356,000		4.3%
As percent of respective revenue	38.0%	38.7%	(0.7)%	pts
Hy-Tech	$1,426,000	$1,119,000	$307,000		27.4
As percent of respective revenue	16.1%	18.9%	(2.8)%	pts
Total	$10,147,000	$9,484,000	$663,000		7.0%
As percent of respective revenue	31.9%	34.4%	(2.5)%	pts

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - Continued

GROSS MARGIN/PROFIT - Continued

Florida Pneumatic’s gross profit improved by 4.3%, when comparing the six-month periods ended June 30, 2022 and 2021. Its gross margin however, declined by 0.7 percentage point. Primary factors affecting these results were primarily customer and product mix, with greater low margin Retail revenue, being partially offset by stronger gross margin for all other product lines. As discussed above, under absorption of PTG manufacturing overhead and product mix are the primary factors causing the 2.8 percentage points decline in Hy-Tech’s six-month gross margin, when compared to the same period a year ago. We are in the process of integrating the JGC business acquisition that occurred during the first quarter of this year. We expect to make significant progress on integration during the second half of 2022 and thus improve gross margin as well.

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

During the second quarter of 2022, our SG&A was $5,479,000, compared to $5,458,000 incurred during the same three-month period in 2021. Key components to the net change are:

i)	During the second quarter of 2021, we incurred approximately $288,000 in costs related to the May 2021 ransomware attack at our Florida Pneumatic subsidiary, where no such costs were incurred during the second quarter of 2022.
ii)	Our compensation expense increased $151,000. Compensation expense is comprised of base salaries and wages, accrued performance-based bonus incentives and associated payroll taxes and employee benefits. Several factors contributed to this increase, among them the staffing added in connection with the JGC acquisition, increased wages primarily related to retention incentives and annual wage adjustments and a net increase in companywide bonus/incentive/performance accruals.
iii)	We incurred increases this quarter, compared to the same quarter in 2021 in professional fees, stock-based compensation, and amortization of $47,000, $37,000, and $23,000, respectively.

Our six-month 2022 total SG&A was $10,652,000, compared to $10,449,000 incurred during the same period in the prior year. Key components to the net change are:

i)	Compensation expenses increased $316,000. Compensation expense is comprised of base salaries and wages, accrued performance-based bonus incentives and associated payroll taxes and employee benefits. Several factors contributed to this increase, among them the staffing added in connection with the JGC acquisition, increased wages primarily related to retention incentives and annual wage adjustments and increases in companywide bonus/incentive/performance accruals.
ii)	Professional fees and expenses increased $280,000, due primary to legal, accounting, and other fees incurred in connection with the JGC acquisition. Other expenses that contributed to the increase in professional fees were cyber security related costs and recruitment fees.
iii)	Our variable expenses decreased $253,000. Driving this decline were significantly lower advertising costs at Florida Pneumatic, caused by a change in a distribution channel strategy.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - Continued

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES – Continued

iv)	Our computer-related expenses declined $248,000, when comparing the six-month periods ended June 30, 2022 and 2021. During the second quarter of 2021 we incurred approximately $288,000 in costs related to the May 2021 ransomware attack at our Florida Pneumatic subsidiary, where no such costs were incurred during the second quarter of 2022.
v)	Lastly, our general corporate expenses declined $61,000 this quarter, compared to the same period in 2021.

OTHER EXPENSE (INCOME)

Other expense in 2022 consists primarily of adjustments to the fair value of certain assets.

On April 20, 2020, we received a Paycheck Protection Program (“PPP”) loan, in the amount of $2,929,000. Under the terms of the Coronavirus Aid, Relief, and Economic Security Act, (“CARES Act”), as amended, we were eligible to apply for forgiveness for all or a portion of the PPP loan.  In February 2021, we filed an application for forgiveness with the lender, who approved this submission and submitted the application for forgiveness to the SBA. On June 9, 2021, we were advised that the SBA had approved our PPP loan forgiveness application and as such, the PPP loan and interest were forgiven in its entirety.  Accordingly, the lender applied the funds and paid off PPP loan principal in its entirety and interest in full. In accordance with current accounting guidance this forgiveness of debt and related accrued interest was accounted for as Other Income in 2021.

INTEREST EXPENSE (INCOME)

	Three months ended June 31,		Increase (decrease)
	2022	2021	Amount	%
Interest expense attributable to:
Short-term borrowings	$89,000	$8,000	$81,000	1,012.5%
PPP loan	—	(27,000)	27,000	100.0
Amortization expense of debt issue costs	4,000	4,000	—	NA
Other	(7,000)	—	(7,000)	NA
Total	$86,000	$(15,000)	$101,000	673.3%

	Six months ended June 30,		Increase (decrease)
	2022	2021	Amount	%
Interest expense attributable to:
Short-term borrowings	$137,000	$18,000	$119,000	661.1%
PPP loan	—	(19,000)	19,000	100.0
Amortization expense of debt issue costs	8,000	8,000	—	NA
Other	(7,000)	—	(7,000)	NA
Total	$138,000	$7,000	$131,000	1,871.4%

Our average short-term borrowings during the three and six-month periods ended June 30, 2022, increased significantly, when compared to the same periods in 2021. This increase was due primarily to our decision to increase safety stock levels of inventory, due primarily to delays and other supply chain issues, increased inventory related to the shipment of the stocking rollout that occurred during the second quarter of 2022, and the purchase and related costs associated with the acquisition in the first quarter of 2022 of the JGC business. Additionally, the Applicable Margins, as defined in the Credit Agreement with Capital One bank, NA, also increased. See Note 9-Debt for further discussion.

As discussed earlier, during the second quarter of 2021, we applied for and received forgiveness of the PPP loan. Accordingly, we recorded the reversal of associated interest expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - Continued

INTEREST EXPENSE (INCOME) - Continued

Debt issue costs are associated with an amendment to the Credit Agreement.  There were no amortizable debt issue costs incurred with Amendment No. 9, or Amendment No. 10 to the Credit Agreement.

Other interest relates to interest received in connection with federal income tax refunds received.

INCOME TAXES

At the end of each interim reporting period, we compute an effective tax rate based upon our estimated full year results. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods. Accordingly, the effective tax rate for the three and six-month periods ended June 30, 2022, were a tax expense of 138.2%, and a tax benefit of 3.0%, compared to a tax benefit of 3.8% and 8.1% for the same three and six-month periods in 2021. The effective tax rates for all periods presented were impacted primarily by state taxes, and non-deductible expenses. Impacting 2021’s effective tax benefit was the enactment of the CARES Act.  Under the terms of the CARES Act, we applied for and were approved to treat the gain on the forgiveness of the PPP loan as non-taxable income. Accordingly, the gain resulting from the forgiveness of the PPP loan was not included in the computation of the 2021 effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

We monitor such metrics as days’ sales outstanding, inventory requirements, inventory turns, estimated future purchasing requirements and capital expenditures to project liquidity needs, as well as evaluate return on assets. Our primary sources of funds are operating cash flows, existing working capital and our Revolver Loan (“Revolver”) with our Bank.

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	June 30, 2022	December 31, 2021
Working capital	$22,407,000	$24,598,000
Current ratio	2.40 to 1	3.04 to 1
Shareholders’ equity	$43,066,000	$43,840,000

Credit facility

Our Credit Facility is discussed in detail in Note 9, to our Consolidated Financial Statements. Discussed therein, we and the Bank entered into an amendment that, among other things, increased the Revolver borrowing commitment by $2,000,000 to $18,000,000 through June 30, 2022.  We believe the return to the $16,000,000 maximum Revolver borrowing amount will not impact future operations.

At June 30, 2022, there was $7,000,000 available to us under our Revolver arrangement.

Should the need arise whereby the current Credit Agreement is insufficient; we believe that the current Agreement could be expanded, and/or we could obtain additional funds based on the value of our real property.

Cash flows

For the six-month period ended June 30, 2022, cash used by operating activities was $1,154,000, compared to cash provided by operating activities during the six-month period ended June 30, 2021, of $1,368,000.  At June 30, 2022, our consolidated cash balance was $431,000, compared to $539,000 at December 31, 2021. We operate under the terms and conditions of the Credit Agreement.  As a result, all domestic cash receipts are remitted to Capital One lockboxes and therefore does not represent cash on hand.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - Continued

LIQUIDITY AND CAPITAL RESOURCES – Continued

Our total debt to total book capitalization (total debt divided by total debt plus equity) on June 30, 2022, was 18.9%, compared to 11.6% on December 31, 2021.

During the six-month period ended June 30, 2022, we completed the JGC acquisition, with a purchase price of $2,300,000, plus acquisition expenses that included among other things, legal, accounting, and relocation expenses. (See Note 2).

During the six-month period ended June 30, 2022, we used $923,000 for capital expenditures, compared to $247,000 during the same period in the prior year.  Capital expenditures currently planned for the remainder of 2022 are approximately $700,000, which we expect will be financed through the Credit Facility.

The major portion of these planned capital expenditures will be for new metal cutting equipment, tooling and information technology hardware and software, and the expansion of our Punxsutawney, PA facility as a result of the acquisition of JGC business (See Note 2).

Our liquidity and capital is primarily sourced from our credit facility, described in Note 9 – Debt, to our Consolidated Financial Statements, and cash from operations.

Customer concentration

Refer to Note 1 – Business and summary of accounting policies – Customer Concentration for a detailed discussion.

NEW ACCOUNTING PRONOUNCEMENTS

There were no new accounting standards or pronouncements issued during the three and six-month periods ended June 30, 2022 that were applicable to us.

We do not believe that any recently issued, but not yet effective accounting standard, if adopted, will have a material effect on our consolidated financial statements.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.          Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated, as of June 30, 2022, the effectiveness of the Company’s disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2022, the Company’s management, including its CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective at that date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, identified in connection with the evaluation required by Exchange Act Rule 13a-15(d), that occurred during our most recently completed fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

P&F INDUSTRIES, INC.
(Registrant)

/s/ JOSEPH A. MOLINO, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: August 12, 2022	(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit
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

10.2

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