Form 10-Q
period 2022-09-30
P&F INDUSTRIES INC
filed 2022-11-14
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

As of November 7, 2022, there were 3,194,699 shares of the registrant’s Class A common stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

		PAGE
PART I — FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	3

	Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine–month periods ended September 30, 2022 and 2021 (unaudited)	5

	Consolidated Statements of Shareholders’ Equity for the three and nine–month periods ended September 30, 2022 and 2021 (unaudited)	6

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (unaudited)	8

	Notes to Consolidated Financial Statements (unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	34

PART II — OTHER INFORMATION		34

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Mine Safety Disclosures	34

Item 5.	Other Information	34

Item 6.	Exhibits	34

Signature		35

Exhibit Index		36

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS

Cash	$410,000	$539,000
Accounts receivable — net	9,458,000	7,550,000
Inventories	24,731,000	24,021,000
Prepaid expenses and other current assets	2,600,000	4,566,000
TOTAL CURRENT ASSETS	37,199,000	36,676,000

PROPERTY AND EQUIPMENT
Land	507,000	507,000
Buildings and improvements	4,087,000	3,605,000
Machinery and equipment	27,224,000	25,675,000
	31,818,000	29,787,000
Less accumulated depreciation and amortization	22,972,000	21,707,000
NET PROPERTY AND EQUIPMENT	8,846,000	8,080,000

GOODWILL	4,808,000	4,447,000

OTHER INTANGIBLE ASSETS — net	5,480,000	5,592,000

DEFERRED INCOME TAXES — net	487,000	349,000

RIGHT-OF-USE ASSETS – OPERATING LEASES	3,189,000	2,969,000

OTHER ASSETS — net	65,000	77,000

TOTAL ASSETS	$60,074,000	$58,190,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Short-term borrowings	$8,087,000	$5,765,000
Accounts payable	3,056,000	2,920,000
Accrued compensation and benefits	1,475,000	1,475,000
Accrued other liabilities	1,630,000	1,078,000
Current lease liabilities – operating leases	826,000	840,000
TOTAL CURRENT LIABILITIES	15,074,000	12,078,000

Noncurrent lease liabilities – operating leases	2,399,000	2,176,000
Other liabilities	76,000	96,000

TOTAL LIABILITIES	17,549,000	14,350,000

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued – 4,467,000 at September 30, 2022, and 4,453,000 at December 31, 2021	4,467,000	4,453,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	14,230,000	14,167,000
Retained earnings	35,010,000	36,046,000
Treasury stock, at cost – 1,273,000 shares at September 30, 2022 and December 31, 2021	(10,213,000)	(10,213,000)
Accumulated other comprehensive loss	(969,000)	(613,000)

TOTAL SHAREHOLDERS’ EQUITY	42,525,000	43,840,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$60,074,000	$58,190,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three months		Nine months
	ended September 30,		ended September 30,
	2022	2021	2022	2021
Net revenue	$14,516,000	$12,985,000	$46,347,000	$40,520,000
Cost of sales	9,669,000	9,011,000	31,353,000	27,062,000
Gross profit	4,847,000	3,974,000	14,994,000	13,458,000
Selling, general and administrative expenses	5,084,000	4,734,000	15,736,000	15,183,000
Operating loss	(237,000)	(760,000)	(742,000)	(1,725,000)
Other (expense) income	(3,000)	—	(24,000)	2,929,000
(Loss) gain on sale of property and equipment	—	(67,000)	5,000	(67,000)
Interest expense	(106,000)	(14,000)	(244,000)	(21,000)
(Loss) income before income taxes	(346,000)	(841,000)	(1,005,000)	1,116,000
Income tax benefit	109,000	108,000	129,000	267,000
Net (loss) income	$(237,000)	$(733,000)	$(876,000)	$1,383,000

Basic (loss) earnings per share	$(0.08)	$(0.23)	$(0.28)	$0.44
Diluted (loss) earnings per share	$(0.08)	$(0.23)	$(0.28)	$0.43

Weighted average common shares outstanding:

Basic	3,195,000	3,181,000	3,183,000	3,177,000
Diluted	3,195,000	3,181,000	3,183,000	3,191,000

Net (loss) income	$(237,000)	$(733,000)	$(876,000)	$1,383,000
Other comprehensive loss - foreign currency translation adjustment	(160,000)	(61,000)	(356,000)	(42,000)
Total comprehensive (loss) income	$(397,000)	$(794,000)	$(1,232,000)	$1,341,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

Three months ended September 30, 2022

								Accumulated
		Class A common		Additional				other
		stock, $1 par		paid-in	Retained	Treasury stock		comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss
Balance, July 1, 2022	$43,066,000	4,467,000	$4,467,000	$14,214,000	$35,407,000	(1,273,000)	$(10,213,000)	$(809,000)

Net loss	(237,000)	—	—	—	(237,000)	—	—	—

Restricted common stock compensation	16,000	—	—	16,000	—	—	—	—

Stock-based compensation	—	—	—	—	—	—	—	—

Dividends	(160,000)	—	—	—	(160,000)	—	—	—

Foreign currency translation adjustment	(160,000)	—	—	—	—	—	—	(160,000)

Balance, September 30, 2022	$42,525,000	4,467,000	$4,467,000	$14,230,000	$35,010,000	(1,273,000)	$(10,213,000)	$(969,000)

Three months ended September 30, 2021

								Accumulated
		Class A common		Additional				other
		stock, $1 par		paid-in	Retained	Treasury stock		comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss
Balance, July 1, 2021	$43,703,000	4,453,000	$4,453,000	$14,149,000	$35,872,000	(1,273,000)	$(10,213,000)	$(558,000)

Net loss	(733,000)	—	—	—	(733,000)	—	—	—

Restricted common stock compensation	8,000	—	—	8,000	—	—	—	—

Stock-based compensation	1,000	—	—	1,000	—	—	—	—

Foreign currency translation adjustment	(61,000)	—	—	—	—	—	—	(61,000)

Balance, September 30, 2021	$42,918,000	4,453,000	$4,453,000	$14,158,000	$35,139,000	(1,273,000)	$(10,213,000)	$(619,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

Nine months ended September 30, 2022

								Accumulated
		Class A common		Additional				other
		stock, $1 par		paid-in	Retained	Treasury stock		comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss
Balance, January 1, 2022	$43,840,000	4,453,000	$4,453,000	$14,167,000	$36,046,000	(1,273,000)	$(10,213,000)	$(613,000)

Net loss	(876,000)	—	—	—	(876,000)	—	—	—

Exercise of Stock Options	40,000	7,000	7,000	33,000	—	—	—	—

Restricted common stock compensation	36,000	7,000	7,000	29,000	—	—	—	—

Stock-based compensation	1,000	—	—	1,000	—	—	—	—

Dividends	(160,000)	—	—	—	(160,000)	—	—	—

Foreign currency translation adjustment	(356,000)	—	—	—	—	—	—	(356,000)

Balance, September 30, 2022	$42,525,000	4,467,000	$4,467,000	$14,230,000	$35,010,000	(1,273,000)	$(10,213,000)	$(969,000)

Nine months ended September 30, 2021

								Accumulated
		Class A common		Additional				other
		stock, $1 par		paid-in	Retained	Treasury stock		comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss
Balance, January 1, 2021	$41,538,000	4,428,000	$4,428,000	$14,144,000	$33,756,000	(1,273,000)	$(10,213,000)	$(577,000)

Net income	1,383,000	—	—	—	1,383,000	—	—	—

Restricted common stock compensation	35,000	25,000	25,000	10,000	—	—	—	—

Stock-based compensation	4,000	—	—	4,000	—	—	—	—

Foreign currency translation adjustment	(42,000)	—	—	—	—	—	—	(42,000)

Balance, September 30, 2021	$42,918,000	4,453,000	$4,453,000	$14,158,000	$35,139,000	(1,273,000)	$(10,213,000)	$(619,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months
	ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net (loss) income	$(876,000)	$1,383,000

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:

Non-cash and other charges:
Depreciation	1,271,000	1,345,000
Amortization of other intangible assets	514,000	474,000
Amortization of operating lease assets	710,000	670,000
Amortization of debt issue costs	12,000	12,000
Amortization of consideration payable to a customer	157,000	202,000
Recovery of provision for losses on accounts receivable	(33,000)	19,000
Stock-based compensation	1,000	4,000
Stock-based compensation-options exercise	38,000	—
Restricted stock-based compensation	35,000	35,000
Deferred income taxes	(129,000)	(267,000)
(Gain) loss on disposal of fixed assets	(5,000)	33,000
Gain on early termination of lease	(19,000)	—
Forgiveness of Paycheck Protection Program loan	—	(2,929,000)
Fair value adjustment of assets held for sale	—	40,000
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable	(1,262,000)	(1,007,000)
Inventories	(554,000)	(3,274,000)
Prepaid expenses and other current assets	1,608,000	248,000
Accounts payable	(45,000)	1,406,000
Accrued compensation and benefits	28,000	711,000
Accrued other liabilities and other current liabilities	582,000	(14,000)
Operating lease liabilities	(703,000)	(665,000)
Other liabilities	(25,000)	(36,000)
Total adjustments	2,181,000	(2,993,000)
Net cash provided by (used in) operating activities	1,305,000	(1,610,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months
	ended September 30,
	2022	2021
Cash Flows from Investing Activities:
Capital expenditures	$(1,222,000)	$(428,000)
Proceeds from sale of fixed asset	—	28,000
Purchase of net assets of the Jackson Gear Company business	(2,300,000)	—
Net cash used in investing activities	(3,522,000)	(400,000)

Cash Flows from Financing Activities:
Dividend payments	(160,000)	—
Net proceeds from short-term borrowings	2,323,000	1,921,000
Proceeds from exercise of stock options	2,000	—
Net cash provided by financing activities	2,165,000	1,921,000

Effect of exchange rate changes on cash	(77,000)	(26,000)
Net decrease in cash	(129,000)	(115,000)
Cash at beginning of period	539,000	904,000
Cash at end of period	$410,000	$789,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$213,000	$25,000
Taxes	$126,000	$12,000
Cash paid for amounts included in the measurement of operating lease liabilities	$—	$6,000

Non-cash information:
Right of Use (“ROU”) assets recognized for new operating lease liabilities	$987,000	$320,000
ROU adjustment due to early termination	$359,000	$—

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

Nearly all of Hy-Tech brands are manufactured in the United States of America. Hy-Tech markets ATP branded impact sockets, striking wrenches and accessories that are imported from Asia.

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

The COVID-19 virus and the resultant global economic down-turn had a negative impact on our fiscal 2021 results.  The Company believes its year-to-date results during the first half of 2022 were still being negatively impacted by the COVID-19 global pandemic.  The economic slow-down and constraints caused by the pandemic began to ease somewhat mid-year.  However, the Company further believes that the on-going supply-chain crisis is related to the pandemic.  Commencing in mid-2021, although easing somewhat beginning mid-2022, we encountered severe shipping / receiving delays of inventory from our Asian suppliers, which has caused intermittent shortages of product. Further, the Company believes the COVID-19 global pandemic has been and continues to be the primary factor in the significant increases in the cost of international ocean freight, although ocean freight costs have begun to lessen during the third quarter of 2022.  The Company believes that until the above issues subside, its business will likely continue to be adversely affected by difficulties caused by the global pandemic.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES - (Continued)

Going Concern Assessment

Management assesses going concern uncertainty to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued, which is referred to as the “look-forward period,” as defined in US GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, it considers various scenarios, forecasts, projections, estimates and makes certain key assumptions, including the timing and nature of projected cash expenditures, its ability to reduce, delay or curtail cash outflows and its ability to raise additional capital, if necessary, among other factors. Management has prepared estimates of operations covering the look-forward period and believes that sufficient funds will be generated from operations, working capital, and its existing credit facility to fund its operations. The Company has contingency plans in which it would further reduce or defer additional expenses and cash outlays or generate cash from the sale of certain assets, should operations weaken beyond current forecasts.

The accompanying consolidated financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business.

Customer Concentration

The Company had one customer that accounted for 25.9% and 35.9% of its consolidated accounts receivable at September 30, 2022, and December 31, 2021, respectively. Further, this customer accounted for 19.1% and 22.9%, respectively, of the Company’s consolidated revenue during the three and nine-month periods ended September 30, 2022, and 24.8% and 26.6%, respectively, for the same periods in 2021. There was no other customer that accounted for more than 10% of our consolidated revenue or accounts receivable for all periods presented.

Management Estimates

The preparation of financial statements and related disclosures in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses in those financial statements. Certain significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, accounts receivable reserve, inventory, goodwill, intangible assets and other long-lived assets, contingent consideration, income taxes, deferred taxes, and lease liabilities. Descriptions of these policies are discussed in the Company’s 2021 Form 10-K. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and adjusts when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Significant Accounting Policies

There were no changes to the Company's significant accounting policies during the three and nine-month periods ended September 30, 2022. The Company’s significant accounting policies are described in “Note 1: Summary of Significant Accounting Policies” of our 2021 Form 10-K.

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

The Company’s operating leases include vehicles, office space and the use of real property. The Company has not identified any new material finance leases during the three -month period ended September 30, 2022.

The Company considers any options to extend the term of a lease when measuring the Right-of-Use lease asset.

For the three and nine-month periods ended September 30, 2022, the Company had $239,000 and $710,000, respectively, in operating lease expense, and $222,000 and $670,000, respectively, for the same three and nine-month periods in 2021.

Effective March 1, 2022, the Company and the landlord of the facility located in Punxsutawney, PA agreed to modify the lease related to the approximate 42,000 square foot premises that was leased by Hy-Tech. This lease modification among other things, increased the rented space to approximately 62,000 square feet, extended the lease termination date to February 2027, and provided two three-year options to renew. The cost per square foot for the additional space was equal to that of the original lease.

During the third quarter 2022, the Company was advised by the landlord of the property it leases in Jupiter, Florida that it was exercising its right to terminate the lease effective July 1, 2023. This lease, which was entered into in June 2019, had an original expiration date of May 31, 2024. The Company accounted for this notice as a modification in accordance with the guidance prescribed in ASC 842 and reduced the fair value of the associated value of the Right-of-Use asset by $359,000 and reduced both Current and Non-current lease liabilities by $104,000, and $274,000, respectively. Lastly, the Company recognized a $19,000 gain in connection with the lease termination.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of September 30, 2022:

	As of September 30, 2022
2022 (excluding the nine months ended September 30, 2022)	$237,000
2023	733,000
2024	499,000
2025	383,000
2026	240,000
Thereafter	1,589,000
Total operating lease payments	3,681,000
Less imputed interest	(456,000)
Total operating lease liabilities	$3,225,000

Weighted average remaining lease term	7.9	years
Weighted average discount rate	3.53%

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BUSINESS AND SUMMARY OF ACCOUNTING POLICIES - (Continued)

Revenue Recognition

The Company’s revenue recognition policies are detailed in its 2021 Form 10-K. The following tables present the Company’s revenues recognized under ASC Topic 606, “Revenue from Contracts with Customers”, for the three and nine-month periods ended September 30, 2022 and 2021.

Florida Pneumatic

Florida Pneumatic markets its air tool products to four primary sectors within the pneumatic tool market: Automotive, Retail, Industrial and Aerospace. It also generates revenue from its Berkley products line, as well as a line of air filters and other OEM parts, which are reported as Other.

	Three months ended September 30,
	2022		2021		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Automotive	$3,110,000	31.4%	$3,168,000	33.0%	$(58,000)	(1.8)%
Retail	2,779,000	28.0	3,222,000	33.5	(443,000)	(13.7)
Industrial	1,305,000	13.2	1,257,000	13.1	48,000	3.8
Aerospace	2,538,000	25.6	1,832,000	19.1	706,000	38.5
Other	174,000	1.8	128,000	1.3	46,000	35.9
Total	$9,906,000	100.0%	$9,607,000	100.0%	$299,000	3.1%

	Nine months ended September 30,
	2022		2021		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Automotive	$10,845,000	33.0%	$11,053,000	35.4%	$(208,000)	(1.9)%
Retail	10,625,000	32.3	10,775,000	34.5	(150,000)	(1.4)
Industrial	4,416,000	13.5	3,919,000	12.6	497,000	12.7
Aerospace	6,531,000	19.9	5,094,000	16.3	1,437,000	28.2
Other	436,000	1.3	380,000	1.2	56,000	14.7
Total	$32,853,000	100.0%	$31,221,000	100.0%	$1,632,000	5.2%

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

	Three months ended September 30,
	2022		2021		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
OEM	$2,187,000	47.4%	$1,668,000	49.4%	$519,000	31.1%
ATP	490,000	10.6	751,000	22.2	(261,000)	(34.8)
PTG	1,693,000	36.8	882,000	26.1	811,000	92.0
Other	240,000	5.2	77,000	2.3	163,000	211.7
Total	$4,610,000	100.0%	$3,378,000	100.0%	$1,232,000	36.5%

	Nine months ended September 30,
	2022		2021		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
OEM	$6,693,000	49.6%	$4,688,000	50.4%	$2,005,000	42.8%
ATP	2,178,000	16.1	2,242,000	24.1	(64,000)	(2.9)
PTG	4,216,000	31.3	2,132,000	22.9	2,084,000	97.7
Other	407,000	3.0	237,000	2.6	170,000	71.7
Total	$13,494,000	100.0%	$9,299,000	100.0%	$4,195,000	45.1%

Recently Adopted Accounting Pronouncements

During the nine-month period ended September 30, 2022, there were no accounting pronouncements or other authoritative guidance issued that the Company adopted.

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

The excess of the total purchase price over the fair value of the net assets acquired is being presented as goodwill. Goodwill is amortized over 15 years for tax purposes, but not deductible for financial reporting purposes. All identifiable intangible assets subject to amortization are amortized over their useful lives for book purposes and are amortized over 15 years for tax purposes.

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

	For the	For the
	three-month	nine-month
	period ended	period ended
	September 30, 2021	September 30,2021
Revenue	$13,835,000	$42,690,000
Net Income (Loss)	$(629,000)	$1,514,000
Earnings (loss) per share – basic	$(0.20)	$0.48
Earnings (loss) per share – diluted	$(0.20)	$0.47

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

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 -INCOME (LOSS) PER SHARE – (Continued)

The following table sets forth the elements of basic and diluted loss per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator for basic and diluted (loss) income per common share:
Net (loss) income	$(237,000)	$(733,000)	$(876,000)	$1,383,000

Denominator:
Denominator for basic (loss) income per share - weighted average common shares outstanding	3,195,000	3,181,000	3,183,000	3,177,000
Dilutive securities (1)	—	—	—	14,000
Denominator for diluted (loss) income per share - weighted average common shares outstanding	3,195,000	3,181,000	3,183,000	3,191,000
(1)Dilutive securities consist of the “in the money” stock options. In the event of a loss, options are considered anti-dilutive and are therefore not included in the calculation of diluted loss per share.At September 30, 2022 and 2021, there were outstanding stock options whose exercise prices were higher than the average market values of the underlying Common Stock for the period. The weighted average of anti-dilutive stock options outstanding was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Weighted average anti-dilutive stock options outstanding	134,000	135,000	134,000	138,000

NOTE 4 – STOCK-BASED COMPENSATION

Stock Options

		Weighted	Weighted average
		average	remaining	Aggregate
		exercise	contractual life	Intrinsic
	Option shares	price	(years)	Value
Outstanding, January 1, 2022	178,499	$6.76	3.4	$60,643
Granted	—	—	—	—
Exercised	41,809	4.74	—	38,046
Forfeited	500	7.09	—	—
Expired	2,090	4.29	—	—
Outstanding, September 30, 2022	134,100	$7.42	3.6	$—
Vested, September 30, 2022	134,100	$7.42	3.6	$—

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

As of September 30, 2022, and December 31, 2021, the carrying amounts reflected in the accompanying consolidated balance sheets for current assets and current liabilities approximated fair value due to the short-term nature of these accounts.

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

NOTE 6 – ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	September 30, 2022	December 31, 2021
Accounts receivable	$9,691,000	$7,817,000
Allowance for doubtful accounts, sales discounts and chargebacks	(233,000)	(267,000)
	$9,458,000	$7,550,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 7 – INVENTORIES

Inventories consist of:

	September 30, 2022	December 31, 2021
Raw material	$2,033,000	$2,166,000
Work in process	2,170,000	1,360,000
Finished goods	20,528,000	20,495,000
	$24,731,000	$24,021,000

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill are as follows:

Balance, January 1, 2022	$4,447,000
Goodwill attributable to the acquisition of JGC business (See Note 2)	394,000
Currency translation adjustment	(33,000)
Balance, September 30, 2022	$4,808,000

Other intangible assets

	September 30, 2022			December 31, 2021
		Accumulated	Net book		Accumulated	Net book
	Cost	amortization	value	Cost	amortization	value
Other intangible assets:
Customer relationships (1)	$6,902,000	$3,942,000	$2,960,000	$6,495,000	$3,545,000	$2,950,000
Trademarks and trade names (1)	2,153,000	—	2,153,000	2,187,000	—	2,187,000
Trademarks and trade names	200,000	83,000	117,000	200,000	73,000	127,000
Engineering drawings	330,000	265,000	65,000	330,000	254,000	76,000
Non-compete agreements (1)	315,000	289,000	26,000	335,000	290,000	45,000
Patents	1,286,000	1,127,000	159,000	1,286,000	1,079,000	207,000
Totals	$11,186,000	$5,706,000	$5,480,000	$10,833,000	$5,241,000	$5,592,000
(1)A portion of these intangibles are maintained in a foreign currency and are therefore subject to foreign exchange rate fluctuations.

The weighted average amortization period in years for intangible assets was as follows:

	September 30, 2022	December 31, 2021
Customer relationships	6.1	6.7
Trademarks and trade names	8.8	9.5
Engineering drawings	4.4	5.1
Non-compete agreements	1.3	2.0
Patents	4.2	4.5

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8 – GOODWILL AND OTHER INTANGIBLE ASSETS – (Continued)

Amortization expense of intangible assets subject to amortization was as follows:

Three months ended September 30,		Nine months ended September 30,
2022	2021	2022	2021
$151,000	$158,000	$469,000	$474,000

Amortization expense for the balance of 2022, and for each of the next four years and thereafter is estimated to be as follows:

October 1, 2022 through December 31, 2022	$173,000
2023	686,000
2024	637,000
2025	608,000
2026	410,000
Thereafter	813,000
$3,327,000

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

Until the effective date of Amendment No. 10, at the Company’s option, Revolver borrowings bore interest at either LIBOR or the Base Rate, as the terms are defined in the Credit Agreement, plus an Applicable Margin, as defined in the Credit Agreement. Additionally, the Company was subject to limitations on the number of LIBOR borrowings. As noted above, effective April 12, 2022, the Company began applying SOFR rates instead of LIBOR.  The Company continues to have the option to borrow funds at either SOFR or Base Rate.  The change from LIBOR to SOFR did not have a significant effect on the Company’s consolidated financial statements.

The Company provides Capital One with monthly borrowing base certificates, and in certain circumstances, is required to deliver monthly financial statements and certificates of compliance with various financial covenants. Should an event of default occur the interest rate would increase by two percent per annum during the period of default, in addition to other remedies provided to Capital One.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 9 – DEBT – (Continued)

At September 30, 2022, short-term or Revolver borrowing was $8,087,000, compared to $5,765,000 at December 31, 2021. (See Note 2 for further discussion related to this increase). Applicable Margin Rates at September 30, 2022, were 2.10% and 1.10%, respectively, for SOFR and Base Rate borrowings. At December 31, 2021, these rates were 1.50% and 0.50%, respectively, for LIBOR and Base Rate borrowings. Additionally, at September 30, 2022, and December 31, 2021, there was $7,200,000 and $9,578,000, respectively, available to the Company under its Revolver arrangement.

The average balances of short-term borrowings from our Bank for the three and nine-month periods ended September 30, 2022, were $9,499,000 and $10,403,000, respectively, and $2,050,000 and $2,046,000, respectively, for the same periods in 2021.

NOTE 10 – DIVIDENDS

On August 9, 2022, the Company’s Board of Directors declared a $0.05 special dividend. This special dividend was paid on August 29, 2022, to all shareholders of record as of the close of business on August 22, 2022. The total cash outlay was approximately $160,000.

NOTE 11 – SUBSEQUENT EVENT

On November 8, 2022, the Company’s Board of Directors declared a $0.05 special dividend. This special dividend will be paid on or about November 30, 2022, to all shareholders of record as of the close of business on November 18, 2022. The total cash outlay is estimated to be $160,000.

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

OVERVIEW

During the third quarter of 2022, significant factors that impacted our results of operations were:

●	The Jackson Gear Company business acquisition in early 2022.
●	Weak customer mix at Hy-Tech, which negatively impacted its gross margin.
●	Recent economic uncertainty negatively impacting revenue and income.
●	Continuing global supply chain issues.

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

BOEING

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

INTERNATIONAL SUPPLY CHAIN

During the third and fourth quarters of 2021, and early 2022, we encountered severe delays in receiving inventory from our Asian suppliers, which led to intermittent shortages of inventory. It should be noted however that the international supply chain crisis has, as of late, begun to ease somewhat. Lastly, our ocean freight costs, which increased in some cases five-fold during the latter half of 2021 and for much of 2022, have begun to decline, but still well in excess of pre-pandemic levels. This trend of higher costs and delayed deliveries has continued for most of 2022. We believe the major factors driving the above include:

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

DOMESTIC TRANSPORTATION COSTS

Due to the shortage of truckers in the U.S., there has been both difficulty in moving goods from the ports to our facilities as well as arranging for pickups to deliver to our customers. In addition, we have seen an increase in the costs for these transportation services. It is unclear when or if this situation will abate. As such, these issues will affect the Company for the foreseeable future impacting our overall margins and possibly depressing sales.

IMPACT OF INFLATION/GEOPOLITICAL ISSUES

Increasing prices, most notably in freight/transportation, the cost of raw materials and labor had a material effect on our results of operations during the three and nine-month periods ended September 30, 2022. We believe that the current and projected significant levels of inflation will continue to adversely impact our operating costs. As such, at the present time, we are unable to reasonably estimate the impact these issues will have on our results of operations for the remainder of 2022 and beyond.

During the three and nine-month periods ended September 30, 2022, we do not believe we were directly materially impacted by the Russia-Ukraine conflict.

TECHNOLOGIES

We believe that over time, several newer technologies, and features will have a greater effect on the market for our traditional pneumatic tool offerings. So far, the greatest impact has been on the automotive aftermarket with the advent of advanced cordless operated tools. Currently, we do not offer a cordless tool to the automotive aftermarket. However, with respect to the industrial market, we have developed for one of our largest OEM customers a tool mechanism that is incorporated into a major line of their cordless power tools.  These tools have been in full production with our supplied system for several years and our sales of this product have continued to grow over that time.  We continue to analyze the practicality of developing or incorporating newer technologies in our tool platforms for other markets as well.  This includes adding our internally developed mechanisms to existing cordless power sources as well as producing complete cordless tool systems.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

RESULTS OF OPERATIONS

REVENUE

The tables below provide an analysis of our net revenue for the three and nine-month periods ended September 30, 2022 and 2021:

Consolidated

	Three months ended September 30,
			Increase
	2022	2021	$	%
Florida Pneumatic	$9,906,000	$9,607,000	$299,000	3.1%
Hy-Tech	4,610,000	3,378,000	1,232,000	36.5
Consolidated	$14,516,000	$12,985,000	$1,531,000	11.8%

	Nine months ended September 30,
			Increase
	2022	2021	$	%
Florida Pneumatic	$32,853,000	$31,221,000	$1,632,000	5.2%
Hy-Tech	13,494,000	9,299,000	4,195,000	45.1
Consolidated	$46,347,000	$40,520,000	$5,827,000	14.4%

Florida Pneumatic

Florida Pneumatic markets its air tool products to four primary sectors within the pneumatic tool market; Automotive, Retail, Aerospace and Industrial. It also generates revenue from its Berkley products line, as well as a line of air filters and other OEM parts (“Other”).

	Three months ended September 30,
	2022		2021		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Automotive	$3,110,000	31.4%	$3,168,000	33.0%	$(58,000)	(1.8)%
Retail	2,779,000	28.0	3,222,000	33.5	(443,000)	(13.7)
Industrial	1,305,000	13.2	1,257,000	13.1	48,000	3.8
Aerospace	2,538,000	25.6	1,832,000	19.1	706,000	38.5
Other	174,000	1.8	128,000	1.3	46,000	35.9
Total	$9,906,000	100.0%	$9,607,000	100.0%	$299,000	3.1%

	Nine months ended September 30,
	2022		2021		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Automotive	$10,845,000	33.0%	$11,053,000	35.4%	$(208,000)	(1.9)%
Retail	10,625,000	32.3	10,775,000	34.5	(150,000)	(1.4)
Industrial	4,416,000	13.5	3,919,000	12.6	497,000	12.7
Aerospace	6,531,000	19.9	5,094,000	16.3	1,437,000	28.2
Other	436,000	1.3	380,000	1.2	56,000	14.7
Total	$32,853,000	100.0%	$31,221,000	100.0%	$1,632,000	5.2%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - (Continued)

REVENUE – Continued

Florida Pneumatic

When comparing the three-month periods ended September 30, 2022, and 2021, the most significant change in Florida Pneumatic’s revenue occurred within its stronger gross margin Aerospace product line, which had a 38.5% increase this quarter over the same three-month period in 2021.  This improvement is in both commercial aircraft and defense-related customers.  We believe the primary cause for the decline in Retail revenue is the result of recent economic conditions, which has slowed end user demand at the retail level, causing our customer to lower its purchases during the third quarter. Our Automotive revenue declined 1.8% compared to the same period a year ago, due to changes in both economic and competitive factors. Lastly, we believe the automotive sector will continue to be adversely affected by the current sluggish economic market conditions.

The 28.2%, or $1,437,000 increase in Florida Pneumatic’s Aerospace revenue during the nine-month period ended September 30, 2022, compared to the same period in the prior year, is the most significant factor in analyzing the overall improvement in Florida Pneumatic’s year-to-date revenue.  This improvement was being driven by increased orders from both the commercial and military markets. Its Industrial revenue for the nine-month period ended September 30, 2022, grew 12.7% over the same period in 2021, due primarily to slightly improved supply chain conditions, price increases, and better economic/sector conditions, which occurred during the early part of this year. Our nine-month 2022 Automotive revenue is down slightly, compared to the same period in 2021. As noted above, we believe this sector will continue to be adversely affected by the current sluggish economic market conditions.

Hy-Tech

Hy-Tech designs, manufactures, and sells a wide range of industrial products including tools, parts, accessories and sockets which are categorized as ATP for reporting purposes. In addition to Engineered Solutions, products and components manufactured for other companies under their brands are included in the OEM category in the table below. PTG revenue is comprised of products manufactured and sold by Hy-Tech’s gear business. NUMATX, Thaxton and other peripheral product lines, such as general machining, are reported as Other.

	Three months ended September 30,
	2022		2021		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
OEM	$2,187,000	47.4%	$1,668,000	49.4%	$519,000	31.1%
ATP	490,000	10.6	751,000	22.2	(261,000)	(34.8)
PTG	1,693,000	36.8	882,000	26.1	811,000	92.0
Other	240,000	5.2	77,000	2.3	163,000	211.7
Total	$4,610,000	100.0%	$3,378,000	100.0%	$1,232,000	36.5%

	Nine months ended September 30,
	2022		2021		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
OEM	$6,693,000	49.6%	$4,688,000	50.4%	$2,005,000	42.8%
ATP	2,178,000	16.1	2,242,000	24.1	(64,000)	(2.9)
PTG	4,216,000	31.3	2,132,000	22.9	2,084,000	97.7
Other	407,000	3.0	237,000	2.6	170,000	71.7
Total	$13,494,000	100.0%	$9,299,000	100.0%	$4,195,000	45.1%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - (Continued)

REVENUE – Continued

Hy-Tech - Continued

A key factor driving the 36.5% increase in Hy-Tech’s total fiscal third quarter of 2022, compared to the same period in the prior year was the acquisition of the JGC business that occurred in early 2022, which, contributed significantly to the PTG revenue improvement of $811,000. (See Note 2- Acquisition, for further discussion related to this acquisition).  Additionally, Hy-Tech’s OEM revenue continued to strengthen, recording a net 31.1% increase over the prior year. This improvement is due primarily to increased shipments to a major OEM customer.  Further, during this quarter, other revenue increased due to a large one-time order for its Thaxton products. Partially offsetting the above its ATP product sales declined. As noted in prior filings, we believe that its ATP products continue to be price-challenged by off-shore suppliers.

Hy-Tech’s nine-month, year-over-year growth essentially tracks its third quarter results.  The JGC business acquisition resulted in PTG revenue growth. Additionally, continued revenue growth in the OEM line was primarily the result of expanded sales opportunities with a major customer. As noted above, the key component to Hy-Tech’s other revenue was due to a large one-time order for its Thaxton products.

GROSS MARGIN/PROFIT

	Three months ended September 30,		Increase (decrease)
	2022	2021	Amount		%
Florida Pneumatic	$4,113,000	$3,381,000	$732,000		21.7%
As percent of respective revenue	41.5%	35.2%	6.3%	pts
Hy-Tech	$734,000	$593,000	$141,000		23.8
As percent of respective revenue	15.9%	17.6%	(1.7)%	pts
Total	$4,847,000	$3,974,000	$873,000		22.0%
As percent of respective revenue	33.4%	30.6%	2.8%	pts

The 6.3 percentage point improvement in Florida Pneumatic’s gross margin was due to price increases, which were put in place to partially offset rising material, labor and other costs, as well as an increase in its higher margin Aerospace revenue. Additionally, a decline in ocean freight costs during the third quarter of 2022 and a stronger U.S. Dollar to the TWD contributed to Florida Pneumatic’s gross margin improvement this quarter, compared to the same period in 2021.  The stronger gross margin drove the 21.7% increase in its quarterly gross profit.

Hy-Tech’s gross profit declined 1.7 percentage points this quarter, compared to the same three-month period in 2021, due primarily to increased revenue attributable to low margin customers and product mix during the third quarter of 2022. Additionally, its PTG product line under absorbed its manufacturing overhead costs during the third quarter of 2022, as it is going through the process of integrating the JGC acquisition and its customer base.

	Nine months ended September 30,		Increase (decrease)
	2022	2021	Amount		%
Florida Pneumatic	$12,834,000	$11,746,000	$1,088,000		9.3%
As percent of respective revenue	39.1%	37.6%	1.5%	pts
Hy-Tech	$2,160,000	$1,712,000	$448,000		26.2
As percent of respective revenue	16.0%	18.4%	(2.4)%	pts
Total	$14,994,000	$13,458,000	$1,536,000		11.4%
As percent of respective revenue	32.4%	33.2%	(0.8)%	pts

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - Continued

GROSS MARGIN/PROFIT - Continued

Florida Pneumatic’s gross margin strengthened by 1.5 percentage points and its gross profit increased nearly $1.1 million, when comparing the nine-month periods ended September 30, 2022 and 2021.  Factors affecting these nine-month results were primarily customer and product mix.

Similar to the discussion above, the primary causes for the decline in Hy-Tech’s nine-month period ended September 30, 2022, as compared to the gross margin for the same period in the prior year include under-absorption of PTG manufacturing overhead and customer/product mix.  In an effort to improve the current year’s gross margin, we have increased selling prices, wherever possible, particularly for products that were most significantly impacted by raw material and freight costs that Hy-Tech was forced to absorb throughout the year.  Additionally, we are in the process of completing the integration of the JGC business acquisition that occurred during the first quarter of this year.  The integration is taking longer than expected and will continue well into 2023.  We believe the completion of the integration of the JGC business into the facility in Punxsutawney, PA will result in improved manufacturing productivity. Lastly, combined with recent price increases, we believe Hy-Tech’s overall gross margin will begin to improve in 2023.

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

During the third quarter of 2022, our SG&A was $5,084,000, compared to $4,734,000 incurred during the same three-month period in 2021. Key components to the net increase are:

i)

Our compensation expense increased $373,000. Compensation expense is comprised of base salaries and wages, accrued performance-based bonus incentives and associated payroll taxes and employee benefits.  Several factors contributed to this increase, among them the staffing added in connection with the JGC acquisition, increased wages primarily related to retention incentives and annual wage adjustments and a net increase in companywide bonus/incentive/performance accruals.

ii)	We incurred increases this quarter, compared to the same quarter in 2021 in professional fees of $69,000.
iii)	Our variable expenses, which among other things includes commissions, freight out, advertising and travel and entertainment expenses declined $95,000.

Our nine-month 2022 total SG&A was $15,736,000, compared to $15,183,000 incurred during the same period in the prior year. Key components to the net change are:

i)

Compensation expenses increased $597,000. Compensation expense is comprised of base salaries and wages, accrued performance-based bonus incentives and associated payroll taxes and employee benefits.  Several factors contributed to this increase, among them the staffing added in connection with the JGC acquisition, increased wages primarily related to retention incentives and annual wage adjustments and increases in companywide bonus/incentive/performance accruals.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - Continued

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES – Continued

ii)

Professional fees and expenses increased $350,000, due primarily to legal, accounting, and other fees incurred in connection with the JGC acquisition. Other expenses that contributed to the increase in professional fees included ongoing cyber security/prevention costs, recruitment fees and legal fees associated with regulatory initiatives.

iii)	Our variable expenses decreased $352,000. Driving this decline were significantly lower advertising costs at Florida Pneumatic, caused by a change in a distribution channel strategy.
iv)

Our computer-related expenses declined $293,000, when comparing the nine-month periods ended September 30, 2022 and 2021. During the second quarter of 2021, we incurred approximately $288,000 in costs related to the May 2021 ransomware attack at our Florida Pneumatic subsidiary, where no such costs were incurred during the second quarter of 2022.

v)	Lastly, temporary labor and stock-based compensation expense increased $50,000 and $37,000, respectively.

OTHER EXPENSE (INCOME)

Other expense (income) consists primarily of adjustments to the fair value of certain assets, partially offset by the gain recognized during the three-month period ended September 30, 2022, as the result of the early termination of a real property lease. (See Note 1).

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

INTEREST EXPENSE (INCOME)

	Three months ended September 31,		Increase
	2022	2021	Amount	%
Interest expense attributable to:
Short-term borrowings	$102,000	$10,000	$92,000	920.0%
Amortization expense of debt issue costs	4,000	4,000	—	—
Total	$106,000	$14,000	$92,000	657.1%

	Nine months ended September 30,		Increase (decrease)
	2022	2021	Amount	%
Interest expense attributable to:
Short-term borrowings	$239,000	$28,000	$211,000	753.6%
PPP loan	—	(19,000)	19,000	100.0
Amortization expense of debt issue costs	12,000	12,000	—	NA
Other	(7,000)	—	(7,000)	NA
Total	$244,000	$21,000	$223,000	1,061.9%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - Continued

INTEREST EXPENSE (INCOME) - Continued

Our average short-term borrowings during the three and nine-month periods ended September 30, 2022, increased significantly, when compared to the same periods in 2021. This increase was due primarily to our decision to increase safety stock levels of inventory, due primarily to delays and other supply chain issues, and the purchase and related costs associated with the acquisition in the first quarter of 2022 of the JGC business. Further, our borrowings increased to support the working capital needs as a result of significant revenue growth. Additionally, the Applicable Margins, as defined in the Credit Agreement with Capital One bank, NA, also increased. See Note 9-Debt for further discussion.

As discussed earlier, during the second quarter of 2021, we applied for and received forgiveness of the PPP loan. Accordingly, we recorded the reversal of associated interest expense.

Debt issue costs are associated with an amendment to the Credit Agreement.  There were no amortizable debt issue costs incurred with Amendment No. 9, or Amendment No. 10 to the Credit Agreement.

Other interest relates to interest recorded in connection with federal income tax refunds received during the second quarter of 2022.

INCOME TAXES

At the end of each interim reporting period, we compute an effective tax rate based upon our estimated full year results. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods. Accordingly, the effective tax rates for the three and nine-month periods ended September 30, 2022, were an income tax benefit of 31.5%, and 12.8%, respectively, compared to a tax benefit of 12.8% and of 23.9% for the same three and nine-month periods in 2021. The effective tax rates for all periods presented were impacted primarily by state taxes, and non-deductible expenses. Impacting 2021’s effective tax benefit was the enactment of the CARES Act.  Under the terms of the CARES Act, we applied for and were approved to treat the gain on the forgiveness of the PPP loan as non-taxable income. Accordingly, the gain resulting from the forgiveness of the PPP loan was not included in the computation of the 2021 effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

We monitor such metrics as days’ sales outstanding, inventory requirements, inventory turns, estimated future purchasing requirements and capital expenditures to project liquidity needs, as well as evaluate return on assets. Our primary sources of funds are operating cash flows, existing working capital and our Revolver Loan (“Revolver”) with our Bank.

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	September 30, 2022	December 31, 2021
Working capital	$22,125,000	$24,598,000
Current ratio	2.47 to 1	3.04 to 1
Shareholders’ equity	$42,525,000	$43,840,000

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

At September 30, 2022, there was $7,200,000 available to us under our Revolver arrangement.

Should the need arise whereby the current Credit Agreement is insufficient; we believe that the current Agreement could be expanded, and/or we could obtain additional funds based on the value of our real property.

Cash flows

For the nine-month period ended September 30, 2022, cash provided by operating activities was $1,305,000, compared to cash used by operating activities during the nine-month period ended September 30, 2021, of $1,610,000.  At September 30, 2022, our consolidated cash balance was $410,000, compared to $539,000 at December 31, 2021. We operate under the terms and conditions of the Credit Agreement.  As a result, all domestic cash receipts are remitted to Capital One lockboxes and therefore does not represent cash on hand.

Our total debt to total book capitalization (total debt divided by total debt plus equity) on September 30, 2022, was 16%, compared to 11.6% on December 31, 2021.

During the nine-month period ended September 30, 2022, we completed the JGC acquisition, with a purchase price of $2,300,000, plus acquisition expenses that included among other things, legal, accounting, and relocation expenses. (See Note 2).

During the nine-month period ended September 30, 2022, we used $1,222,000 for capital expenditures, compared to $428,000 during the same period in the prior year.  Capital expenditures currently planned for the remainder of 2022 are approximately $1,000,000, which we expect will be financed through the Credit  Facility.

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

NEW ACCOUNTING PRONOUNCEMENTS

There were no new accounting standards or pronouncements issued during the three and nine-month periods ended September 30, 2022, that were applicable to us.

We do not believe that any recently issued, but not yet effective accounting standard, if adopted, will have a material effect on our consolidated financial statements.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.          Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated, as of September 30, 2022, the effectiveness of the Company’s disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2022, the Company’s management, including its CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective at that date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, identified in connection with the evaluation required by Exchange Act Rule 13a-15(d), that occurred during our most recently completed fiscal quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

P&F INDUSTRIES, INC.
(Registrant)

/s/ JOSEPH A. MOLINO, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: November 14, 2022	(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit

31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	* Inline Interactive Data

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
*

Attached as Exhibit 101 are the following, each formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive (Loss) Income (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to consolidated financial statements.

A copy of any of the foregoing exhibits to this Quarterly Report on Form 10-Q may be obtained, upon payment of the Registrant’s reasonable expenses in furnishing such exhibit, by writing to P&F Industries, Inc., 445 Broadhollow Road, Suite 100, Melville New York 11747, Attention: Corporate Secretary.