Form 10-K
period 2022-12-31
P&F INDUSTRIES INC
filed 2023-03-29
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for the complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of the registrant’s Class A Common Stock held by non-affiliates of the registrant, based on the last sale price on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), was approximately $9,849,000. For purposes of this calculation, shares of Common Stock held by each executive officer and director have been excluded since those persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 20, 2023, there were 3,194,699 shares of the registrant’s Class A Common Stock outstanding.

Documents Incorporated by Reference

Part III of this Annual Report on Form 10-K incorporates by reference information from the registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2023.

P&F INDUSTRIES, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

PART I

ITEM 1.    Business

P&F Industries, Inc. (“P&F”) is a Delaware corporation incorporated in 1963. P&F (together with its subsidiaries, the “Company”) conducts its business through a wholly-owned subsidiary, Continental Tool Group, Inc. (“Continental”), which in turn operates through its wholly-owned subsidiaries, Florida Pneumatic Manufacturing Corporation (“Florida Pneumatic”) and Hy-Tech Machine, Inc. (“Hy-Tech”). Exhaust Technologies Inc. (“ETI”), Universal Air Tool Company Limited (“UAT”) and Jiffy Air Tool, Inc. (“Jiffy”), are all wholly-owned subsidiaries of Florida Pneumatic. The business of Air Tool Service Company (“ATSCO”) operates through a wholly-owned subsidiary of Hy-Tech. In October 2019, the Company through a wholly-owned subsidiary of Hy-Tech, acquired substantially all the operating assets comprising the businesses of Blaz-Man Gear, Inc. and Gear Products & Manufacturing, Inc., each an Illinois-based corporation that manufactured and distributed custom gears. In January 2022, the Company, through a wholly-owned subsidiary of Hy-Tech, acquired (the “JGC Acquisition”), substantially all the operating assets comprising the business of Jackson Gear Company (“JGC”). Blaz-Man Gear, Inc., Gear Products & Manufacturing, Inc., and JGC comprise nearly all of Hy-Tech’s Power Transmission Group operations.

Florida Pneumatic

Florida Pneumatic directly, and through its wholly-owned subsidiaries ETI, UAT, and Jiffy, imports, manufactures, and markets pneumatic hand tools of its own design, primarily to the retail, industrial, automotive and aerospace markets. Its products include sanders, grinders, drills, saws, and impact wrenches. These tools are similar in appearance and function to electric hand tools, but are powered by compressed air, rather than by electricity or a battery. Air tools, as they are more commonly referred to, generally offer better performance, and weigh less than their electrical counterparts. Florida Pneumatic imports and/or manufactures approximately 75 types of pneumatic hand tools, most of which are sold at prices ranging from $50 to $1,000, under the names “Florida Pneumatic,” “Universal Tool”, “Jiffy Air Tool”, AIRCAT, NITROCAT, as well as under the trade names or trademarks of several private label customers. These products are sold to retailers, distributors, manufacturers and private label customers through in-house sales personnel and manufacturers’ representatives. The AIRCAT and NITROCAT brands of pneumatic tools are sold primarily to the automotive service and repair market (“automotive market”). Users of Florida Pneumatic’s hand tools include industrial maintenance and production staffs, do-it-yourself mechanics, professional automobile mechanics and auto body personnel. Jiffy manufactures and distributes pneumatic tools and components primarily to aerospace manufacturers.

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

Jiffy manufactures the majority of its products in the United States. It sources its raw materials from various well-established suppliers throughout the United States. There are redundant sources for all materials. During 2022, Florida Pneumatic sourced approximately 14% of its pneumatic tools from China, 9% come from Vietnam, and 71% from Taiwan with the balance from Japan, Europe and domestically. Florida Pneumatic performs final assembly on certain of its products at its factory in Jupiter, Florida.

Hy-Tech

Hy-Tech designs, manufactures, and markets industrial tools, systems, gearing, accessories, and a wide variety of replacement parts under various brands including ATP, NUMATX, and Thaxton. Hy-Tech produces and sells heavy-duty pneumatic impact tools, grinders, air motors, hydro-pneumatic riveters, hydrostatic test plugs, impact sockets and custom gears, with prices ranging from less than $100, to more than $62,000.

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

Nearly all Hy-Tech products are manufactured at its facilities in the United States of America. Hy-Tech does distribute ATP branded impact sockets, striking wrenches and accessories imported from India and Asia.

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

Customers

During 2022 and 2021 the Company had one customer, The Home Depot, that accounted for 21.2% and 26.1%, respectively, of its consolidated revenue. Further, accounts receivable on December 31, 2022, and 2021 due from this customer were 24.3% and 35.9%, respectively, of total accounts receivable.

Other than the aforementioned customer, in 2022 and 2021, the Company did not have any customer that accounted for more than ten percent of its consolidated revenue.

Employees

The Company employed 172 full-time employees as of December 31, 2022. At various times during the year its operating units may employ seasonal or part-time help, as necessary. None of the Company’s employees are represented by a union.

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

costs. In addition, this could cause us to maintain higher levels of inventory, in order to avoid disruption to customers These alternatives may not be available on short notice or could result in higher transit costs, which could have an adverse impact on our business and financial condition. Beginning in early 2021, we have encountered delays, sometimes severe, in receiving inventory from our Asian suppliers, in addition to materially increased costs. This has caused intermittent shortages of inventory. The major reasons for these issues include the following: increased price of fuel; shortage of shipping containers; congestion at the ports in Asia and the United States; and shortage of truck drivers in the United States.
●	Raw Materials. Our profitability is affected by the prices of the raw materials used in the manufacturing of our products. These prices may fluctuate based on a number of factors beyond our control, including, among others, changes in supply and demand, general economic conditions, labor costs, import duties, tariffs, currency exchange rates and, in some cases, government regulation. Significant increases in the prices of raw materials or finished goods could adversely affect our profit margins, especially if we are not able to recover these costs by increasing the prices we charge our customers for our products.
●	Customer concentration. We have several key customers, one of which accounted for approximately 21.2% of our 2022 consolidated revenue and 24.3% of our consolidated accounts receivable on December 31, 2022. Loss of key customers or a material negative change in our relationships with our key customers could have a material adverse effect on our business, results of operations or financial position.
●	Unforeseen inventory adjustments or changes in purchasing patterns. We make purchasing decisions based upon a number of factors including an assessment of market needs and preferences, manufacturing lead times and cash flow considerations. To the extent that our assumptions result in inventory levels being too high or too low, there could be a material adverse effect on our business, results of operations or financial position.
●	Market acceptance of products. There can be no assurance that the market continues its acceptance of the products we introduced in recent years or will accept new products (including the introduction of products into new geographic markets) introduced or scheduled for introduction in 2023. There can also be no assurance that the level of sales generated from these new products or geographic markets relative to our expectations will materialize.
●	Competition. The markets in which we sell our products are highly competitive based on price, quality, availability, post-sale service and brand-name awareness. Several competing companies are well-established manufacturers that market on a global basis.
●	Price reductions. Price reductions in response to customer and competitive pressures, as well as price reductions or promotional actions taken in order to drive demand, could have a material adverse effect on our business, results of operations or financial position.

Industry and Economic Risks

●	Exposure to fluctuations in energy prices. Fluctuations in energy prices, including crude oil and gas prices, could negatively impact the activities of those of our customers involved in extracting, refining, or exploring for crude oil and gas, resulting in a corresponding adverse effect on the demand for the products that they purchase from us. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of, and demand for, oil and gas, market uncertainty and a variety of other economic factors that are beyond our control. Worldwide economic, political, and military events, including war (including the military action by Russia in Ukraine), terrorist activity, events in the Middle East and initiatives by the Organization of the Petroleum Exporting Countries (OPEC), have contributed, and are likely to continue to contribute, to price and volume volatility. Such volatility could result in a material adverse effect on our business, results of operations or financial position.
●	The strength of the economy in the United States and abroad. Our business is subject to economic conditions in major markets in which we operate, including recession, inflation, deflation, general weakness in retail and industrial markets, as well as the exposure to liabilities under anti-corruption laws in various countries, such as the U.S. Foreign Corrupt Practices Act, currency instability, transportation delays or interruptions, sovereign debt uncertainties and difficulties in enforcement of contract and intellectual property rights, as well as natural disasters. The strength of such markets is a function of many factors beyond our control, including interest rates, employment levels, availability of credit and consumer confidence.
●	Risks associated with Brexit. It is possible that Brexit will result in our U.K. operations becoming subject to materially different, and potentially conflicting, laws, regulations or tariffs which could require costly new compliance initiatives or changes to legal entity structures or operating practices.
●	Adverse changes in currency exchange rates. A majority of our products are manufactured outside the United States, a portion of which are purchased in the local currency. As a result, we are exposed to movements in the exchange rates of various currencies against the United States dollar which could have an adverse effect on our results of operations or financial position. We believe our most significant foreign currency exposures are the Taiwan dollar (“TWD”) and the Chinese Renminbi (“RMB”). Purchases from Chinese sources are made in U.S. dollars (“USD”). However, if the RMB were to be revalued against the dollar, there could be a significant negative impact on the cost of our products. Further, the reporting currency for our Consolidated Financial Statements is the USD. Certain of the Company’s assets, liabilities, expenses, and revenues are denominated in currencies other than the USD. In preparing our Consolidated Financial Statements, those assets, liabilities, expenses, and revenues are translated into USD at applicable exchange rates. Increases or decreases in exchange rates between the USD and other currencies affect the USD value of those items, as reflected in the Consolidated Financial Statements. Substantial fluctuations in the value of the USD could have a significant impact on the Company’s financial condition and results of operations.
●	Interest rates. Interest rate fluctuations and other capital market conditions could have a material adverse effect on our business, results of operations or financial position.

Financing Risks

●	Debt and debt service requirements. The amount of our debt from time to time could have important consequences. For example, it could: increase our vulnerability to general adverse economic and industry conditions; limit our ability to fund future capital expenditures, working capital and other general corporate requirements and limit our flexibility in planning for, or reacting to, changes in our business.
●	Borrowing and compliance with covenants under our credit facility. Our credit facility contains affirmative and negative covenants including financial covenants, and default provisions. A breach of any of these covenants could result in a default under our credit agreement. Upon the occurrence of an event of default under our current credit agreement, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If the lenders were to accelerate the repayment of borrowings, to the extent we have significant outstanding borrowings at said time, we may not have sufficient assets to repay our asset-based credit facility and our other indebtedness. Also, should there be an event of default, or a need to obtain waivers following an event of default, we may be subject to higher borrowing costs and/or more restrictive covenants in future periods. Further, the amount available for borrowing under our asset-based revolving loan facility is subject to a borrowing base, which is determined by taking into account, among other things, our accounts receivable, inventory and machinery and equipment. Fluctuations in our borrowing base impact our ability to borrow funds pursuant to the revolving loan facility.
●	Impairment of long-lived assets and goodwill. The inability to generate future cash flows sufficient to support the recorded amounts of goodwill, other intangible assets and other long-lived assets could result in future impairment charges.

Strategic Risks

●	Retention of key personnel. Our success depends to a significant extent upon the abilities and efforts of our key personnel. The loss of the services of any of our key personnel or our inability to attract and retain qualified personnel in the future could have a material adverse effect on our business, results of operations or financial position.

●	Acquisition of businesses. Part of our business strategy is to opportunistically acquire complementary businesses, which involve risks that could have a material adverse effect on our business, financial condition, and results of operations. These risks include:
●	Loss or significant decline in the revenue of customers of the acquired businesses;
●	Inability to successfully integrate the acquired businesses’ operations;
●	Inability to coordinate management and integrate and retain employees of the acquired businesses;
●	Difficulties in implementing and maintaining consistent standards, controls, procedures, policies, and information systems;
●	Failure to realize anticipated synergies, economies of scale or other anticipated benefits, or to maintain operating margins;
●	Strain on our personnel, systems and resources, and diversion of attention from other priorities;
●	Incurrence of additional debt and related interest expense;
●	Unforeseen or contingent liabilities of the acquired businesses; and
●	Large write-offs or write-downs, or the impairment of goodwill or other intangible assets.

Legal, Regulatory and Compliance Risks

●	Regulatory environment. We cannot anticipate the impact of changes in laws and regulations, including changes in accounting standards, taxation requirements, including tax rate changes, new tax laws and revised tax law interpretations, and environmental laws, in both domestic and foreign jurisdictions. Increased legislative and regulatory activity and burdens, and a more stringent manner in which they are applied, could significantly impact our business and the economy as a whole.
●	Litigation and insurance. The effects of litigation and product liability exposure, as well as other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission and our public announcements could have a material adverse effect on our business, results of operations or financial position. Further, while we maintain insurance policies to protect against most potential exposures, events may arise against us for which we may not be adequately insured.
●	The threat of terrorism, military actions and related political instability and economic uncertainty. The threat of potential terrorist attacks on the United States and throughout the world and political instability has created an atmosphere of economic uncertainty in the United States and in foreign markets. Our results may be impacted by the macroeconomic effects of those events. Also, a disruption in our supply chain as a result of terrorist attacks, military action or the threat thereof, may significantly affect our business and its prospects. In addition, such events may also result in heightened domestic security and higher costs for importing and exporting shipments of components and finished goods. Any of these occurrences may have a material adverse effect on our financial position, cash flow or results in any reporting period. On February 24, 2022, Russian forces launched significant military action against Ukraine. The impact to Ukraine as well as actions taken by other countries, including new and stricter sanctions imposed by the U.S. and other countries and companies and organizations against officials, individuals, regions, and industries in Russia, and actions taken by Russia and certain other countries in response to such sanctions, could also have a material adverse effect on our operations.
●	Intellectual property. The Company relies upon patents, copyrights, trademarks, and trade secret laws to establish and maintain its proprietary rights in many of its products. There can be no assurance that any of its patents, trademarks or other intellectual property rights will not be challenged, invalidated, or circumvented, or that any rights granted thereunder will provide competitive advantages to it. In addition, there can be no assurance that patents will be issued from pending patent applications filed by the Company, or that claims allowed on any future patents will be sufficiently broad to protect our technology or designs. Further, the laws of some foreign countries may not permit the protection of our proprietary rights to the same extent as do the laws of the United States.
●	Business disruptions or other costs associated with information technology, cyber-attacks, system implementations, data privacy, or catastrophic losses. We rely heavily on computer systems to manage and operate our businesses, and record and process transactions. Computer systems are important to production planning, customer service and order fulfillment

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
●	Computer hardware and storage equipment that is integral to efficient operations, such as e-mail, telephone, and other functionality, is concentrated in certain physical locations in which we operate. Additionally, we rely on software applications and enterprise cloud storage systems and cloud computing services provided by third-party vendors, and our business may be adversely affected by service disruptions or security breaches in such third-party systems. Security threats and sophisticated computer crime pose a potential risk to the security of our information technology systems, cloud storage systems, networks, services, and assets, as well as the confidentiality and integrity of some of our customers' data as well as other personal identifiable information maintained by us. If we suffer a loss or disclosure of business or stakeholder information including personal identifiable information due to security breaches, including as a result of human error, technological failures or cybersecurity-related attacks, we may suffer interruptions in our ability to manage operations as well as reputational, competitive, or business harm, which may adversely impact our results of operations and financial condition. We maintain a comprehensive system of preventive and detective controls through our security programs; however, given the rapidly evolving nature and proliferation of cyber threats, our controls may not prevent or identify all such attacks in a timely manner or otherwise prevent unauthorized access to, damage to, or interruption of our systems, operations and data, and we cannot eliminate the risk of human error or employee or vendor malfeasance.

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

ITEM 1B.    Unresolved Staff Comments

None.

ITEM 2.    Properties

Florida Pneumatic leases approximately 42,000 square feet in a facility located in Jupiter, Florida, which houses its corporate offices and warehouse. This lease is for a five-year period ending June 2024, which can be reduced by up to one year upon twelve months’ notice by either party. In August 2022, the landlord informed Florida Pneumatic that it was exercising its right to terminate this lease effective July 1, 2023. In December 2022, Florida Pneumatic entered into a new lease. This lease is for approximately 29,700 square feet in a facility located in Lake Park, Florida. Additionally, this new lease is for a period of eighty-seven months, commencing on or about July 1, 2023.

Florida Pneumatic’s UAT subsidiary leases a 3,100 square foot facility in High Wycombe, United Kingdom. This facility houses UAT’s warehouse / distribution, as well as its office needs. This lease was renewed in 2019, for a five-year period and contains a five-year renewal clause.

Jiffy’s operation is located in Carson City, Nevada. This facility is 17,500 square foot and is owned by another subsidiary of Florida Pneumatic.

Hy-Tech owns a 51,000 square foot plant facility located in Cranberry Township, Pennsylvania. Additionally, Hy-Tech also leases a 60,700 square foot facility located in Punxsutawney, Pennsylvania. This lease expires in February 2027 and has two three-year options to renew the lease.

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

None.

PART II

ITEM 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A Common Stock (“Common Stock”) trades on the Nasdaq Global Market under the symbol PFIN.

As of March 20, 2023, there were approximately 500 holders of record of our Common Stock.

In March 2016, the Company’s Board of Directors (the “Board”) adopted a dividend policy pursuant to which it declared and paid cash dividends to stockholders in the amount of $0.20 per share, per annum, payable in equal quarterly installments; however, following the declaration of a quarterly dividend in February 2020, the Board suspended this dividend policy. In August 2022 and November 2022, the Board declared special cash dividends of $0.05 per share. In March 2023, the Board reinstated the dividend policy and, in connection therewith, declared a quarterly cash dividend of $0.05 per share.

Future dividend declarations under the dividend policy are subject to the Board’s continuing determination that the dividend policy is in the best interests of the Company's stockholders and in compliance with applicable law. The dividend policy may be suspended or cancelled at the discretion of the Board at any time.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES

We prepare our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Certain of these accounting policies require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities, revenue and expenses. On an ongoing basis, we evaluate our estimates pertaining to such matters as inventory reserves, goodwill and intangible assets, sales discounts, and taxes. We base our estimates on historical data and experience, when available, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the Consolidated Financial Statements in future periods. Actual results may differ from these estimates.

We consider the following policies and estimates to be the most critical in understanding the judgments that are involved in the preparation of the Company’s Consolidated Financial Statements and the uncertainties that could impact the Company’s financial position, results of operations and cash flows.

Revenue Recognition

Our accounting policy relating to revenue recognition reflects the impact of the adoption of In accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), which is discussed further in our Notes to our Consolidated Financial Statements. We record revenue based on a five-step model. We sell our goods on terms that transfer title and risk of loss at a specified location, which may be our warehouse, destination designated by our customer, port of loading or port of discharge, depending on the final destination of the goods. Other than standard product warranty provisions, our sales arrangements provide for no other post-shipment obligations. We offer rebates and other sales incentives, promotional allowances, or discounts to certain customers, typically related to purchase volume, and are classified as a reduction of revenue and recorded at the time of sale, using the most likely amount approach. We periodically evaluate whether an allowance for sales returns is necessary. Historically, we have experienced minimal sales returns. If we believe there are material potential sales returns, we will provide the necessary provision against sales.

Performance obligations underlying our core revenue are related to the delivery of finished products to customers and do not require significant judgement or estimates. Our revenue is generated through the sale of finished products and is recognized at the point in time when merchandise is transferred to the customer with a fixed payment due generally within 30 to 90 days, and in an amount that considers the impacts of estimated allowances. Further, we have made a policy election to account for shipping and handling activities that occur after the customer has obtained control of the products as fulfillment costs rather than as an additional promised service. There are typically no other performance obligations in our revenue process.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES (CONTINUED)

Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method, or moving weighted average. Our finished products inventory includes materials, labor, and manufacturing overhead costs, and is recorded net of an allowance for obsolete or slow-moving inventory (“OSMI”), as well as any unmarketable inventory. Such allowance is based upon historical experience and management’s understanding of market conditions and forecasts of future product demand. Specifically, at Florida Pneumatic and Jiffy we generally place a 100% reserve on inventory that has not had any sales or usage in more than two years. Hy-Tech’s methodology is primarily based on inventory turns, with inventory items that turn less frequently, receiving a greater allowance. Changes in our OSMI impact our consolidated balance sheet, gross profit, and net earnings.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill is tested for impairment at the reporting unit level on an annual basis. This test is performed as of the last day in November, or more frequently if we believe indicators of impairment might exist. The Company considers its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test. In evaluating goodwill for impairment, we first assess qualitative factors to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount. Qualitative factors considered included, for example, macroeconomic and industry conditions, overall financial performance, and other relevant entity-specific events. If we bypassed the qualitative assessment or concluded that it was more likely than not that the fair value of a reporting unit was less than its carrying value, we then perform a quantitative goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment to be recognized, if any. If the carrying value of the reporting unit’s goodwill exceeded the implied fair value of the goodwill, an impairment loss is recognized in the amount of that excess, not to exceed the carrying amount of goodwill. See Note 1 – Summary of Significant Accounting Policies in Notes to our Consolidated Financial Statements for further information.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING ESTIMATES (CONTINUED)

Income Taxes

We account for income taxes using the asset and liability approach. This approach requires the recognition of current tax assets or liabilities for the amounts refundable or payable on tax returns for the current year, as well as the recognition of deferred tax assets or liabilities for the expected future tax consequences of temporary differences that can arise between (a) the amount of taxable income and pretax financial income for a year, such as from net operating loss carryforwards and other tax credits, and (b) the tax bases of assets or liabilities and their reported amounts in the Consolidated Financial Statements. Deferred tax assets and liabilities are measured using enacted tax rates. The impact on deferred tax assets and liabilities of changes in tax rates and laws, if any, is reflected in the Consolidated Financial Statements in the period enacted. Further, we evaluate the likelihood of realizing a benefit from our deferred tax assets by estimating future sources of taxable income and the impact of tax planning strategies. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our consolidated financial statements or tax returns and future profitability. Changes in estimates, due to unanticipated events or otherwise, could have a material effect on our financial condition and results of operations. We continually evaluate our deferred tax assets to determine if a valuation allowance is required.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while other positions are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more likely than not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as income taxes in the consolidated statements of operations and comprehensive (loss) income.

OVERVIEW

During 2022, significant factors that impacted our results of operations were the:

●	Jackson Gear Company business acquisition in early 2022.
●	Economic uncertainty negatively impacted revenue and income, especially in the non-industrial sectors.
●	Increased raw material costs negatively impacted gross margin, especially during the first half of 2022.
●	Weak customer mix and an increase of obsolete and slow-moving inventory charges at Hy-Tech, which negatively impacted its gross margin.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

TRENDS AND UNCERTAINTIES

INTERNATIONAL SUPPLY CHAIN

During the third and fourth quarters of 2021, and early 2022, we encountered severe delays in receiving inventory from our Asian suppliers, which led to intermittent shortages of inventory, however, delays begun to ease somewhat during the latter portion of 2022. Our ocean freight costs, which increased in some cases five-fold during the latter half of 2021 and for much of 2022, have also begun to decline, but are still well in excess of pre-pandemic levels. As a result, we incurred higher costs and delayed deliveries for much of 2022. Further, we believe the following factors negatively impacted our 2022 results:

●	Increased price of fuel;
●	Shortage of shipping containers;
●	Congestion at the ports in Asia and the United States.

At the present time, we believe that some or all of the above-mentioned supply chain disruptions will likely continue for some time in fiscal 2023. While we believe that most of the related costs associated with the issues discussed above have been factored into our selling price, there is no assurance that we will be able to pass through any future additional direct costs or costs incurred related to our international supply chain issues in the future.

DOMESTIC TRANSPORTATION COSTS

For much of fiscal 2022, due to the shortage of vehicle operators in the U.S., we often encountered difficulty in moving goods from the ports of entry to our facilities, as well as arranging for shipments to deliver to our customers. Additionally, we have encountered increases in the costs for these transportation services. It is unclear when or if this situation will abate. As such, these issues will likely affect the Company for the foreseeable future impacting our overall margins and possibly depressing sales.

IMPACT OF INFLATION/GEOPOLITICAL ISSUES

Increasing prices, most notably in freight/transportation, the cost of raw materials and labor had a material effect on our results of operations during 2022. We believe that the current and projected levels of inflation, as well a fear of a possible economic recession will continue to adversely impact our operating costs. As such, at the present time, we are unable to reasonably estimate the impact these issues will have on our results of operations for the foreseeable future.

During 2022, we do not believe we were directly materially impacted by the Russia-Ukraine conflict, however we cannot predict what impact this conflict may have on our results in the future.

BOEING

The Federal Aviation Administration (“FAA”) and the European Union Aviation Safety Agency (“EASA”) have lifted the grounding of the 737 MAX, which enabled the aircraft to return to service in 2021. China, a large market for this aircraft, had grounded all 737 MAX aircraft beginning in March 2019, permitted a 737 MAX aircraft to make its first passenger flight in January 2023. Boeing is currently holding completed 737 MAX aircraft destined for Chinese carriers. However, we believe that in spite of the recent positive developments, production at Boeing of its 737 MAX aircraft is likely to remain below the production levels that existed prior to the grounding of certain Boeing aircraft and the COVID-19 pandemic for at least the next several quarters.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

TRENDS AND UNCERTAINTIES - Continued

TECHNOLOGIES

We believe that over time, several newer technologies and features will have a greater effect on the market for our traditional pneumatic tool offerings. So far, the greatest impact has been on the automotive aftermarket with the advent of advanced cordless operated tools. Currently, we do not offer a cordless tool to the automotive aftermarket. However, with respect to the industrial market, we have developed for one of our largest OEM customers a tool mechanism that is incorporated into a major line of their cordless power tools. These tools have been in full production with our supplied system for several years and our sales of this product have continued to grow over that time. We continue to analyze the practicality of developing or incorporating newer technologies in our tool platforms for other markets as well. This includes adding our internally developed mechanisms to existing cordless power sources as well as producing complete cordless tool systems.

OTHER MATTERS

Other than the trends and uncertainties mentioned above, or matters that may be discussed below, there are no major trends or uncertainties that had, or we could reasonably expect to have a material impact on our revenue and operations, nor was there any unusual or infrequent event, transaction or any significant economic change that materially affected our results of operations.

Unless otherwise discussed elsewhere in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, we believe that our relationships with our key customers and suppliers remain satisfactory.

RESULTS OF OPERATIONS

2022 compared to 2021

REVENUE

The tables set forth below provide an analysis of our revenue for the years ended December 31, 2022, and 2021.

Consolidated

	Year Ended December 31,
	2022		2021		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Florida Pneumatic	$41,398,000	70.1%	$41,488,000	77.5%	$(90,000)	(0.2)%
Hy-Tech	17,643,000	29.9	12,066,000	22.5	5,577,000	46.2
Total	$59,041,000	100.0%	$53,554,000	100.0%	$5,487,000	10.2%

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS Continued

REVENUE – (Continued)

Florida Pneumatic

Florida Pneumatic markets its air tool products to four primary sectors within the pneumatic tool market; Automotive, Retail, Aerospace, and Industrial. It also generates revenue from its Berkley products line, as well as a line of air filters and other OEM parts (“Other”).

	Year Ended December 31,
	2022		2021		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Automotive	$13,699,000	33.1%	$14,543,000	35.1%	$(844,000)	(5.8)%
Retail	12,523,000	30.3	13,995,000	33.7	(1,472,000)	(10.5)
Aerospace	8,658,000	20.9	7,184,000	17.3	1,474,000	20.5
Industrial	5,958,000	14.4	5,289,000	12.7	669,000	12.6
Other	560,000	1.3	477,000	1.2	83,000	17.4
Total	$41,398,000	100.0%	$41,488,000	100.0%	$(90,000)	(0.2)%

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS Continued

REVENUE – (Continued)

Florida Pneumatic’s full year 2022 revenue is slightly less ($90,000) than the prior year. Its 2022 Retail revenue declined 10.5%, when comparing the fiscal 2022 to the prior year. This decline was driven by several factors, including: a) sluggishness in consumer demand at The Home Depot (“THD”), most notably occurring during the fourth quarter of 2022, as we believe rising interest rates and the general economy softness; b) lower sales of certain tools that enjoyed higher than usual volume during 2021, such as spray guns, which are used to combat the COVID-19 virus, and c) an effort by THD to lower its own inventory levels. 2022 Automotive revenue also declined when compared to 2021. The primary factors for the 5.8% reduction, were weak consumer demand occurring in the United States and, to a lesser extent, in Europe. Further, we believe this weakness in demand for our AIRCAT line of automotive products similar to the decline in Retail revenue, was driven by global rising interest rates and slowing economies. Both the above product lines are affected by the consumer market. Partially offsetting the above declines was a 20.5% increase in Florida Pneumatics’ higher gross margin, Jiffy product line. The key factor driving this increase throughout the year was stronger demand in 2022 from both the commercial and military sectors. Most of the Aerospace revenue is attributable to Jiffy Air Tool. Lastly, Florida Pneumatic’s Industrial revenue continued its growth during 2022 that commenced in the latter half of 2021. Its 2022 revenue increased 12.6% over 2021, which increased 51.9% over 2020. The primary factors driving this growth are an improved supply chain and increased demand in the foundry, metal fabrication, manufacturing, and assembly sectors.

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

	Year Ended December 31,
	2022		2021		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
OEM	$8,688,000	49.2%	$5,842,000	48.4%	$2,846,000	48.7%
PTG	5,602,000	31.8	2,846,000	23.6	2,756,000	96.8
ATP	2,850,000	16.2	3,024,000	25.1	(174,000)	(5.8)
Other	503,000	2.8	354,000	2.9	149,000	42.1
Total	$17,643,000	100.0%	$12,066,000	100.0%	$5,577,000	46.2%

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS – Continued

REVENUE – (Continued)

A key factor driving the 46.2% increase in Hy-Tech’s fiscal 2022 revenue, compared to the prior year was the acquisition of JGC that occurred in January 2022, which significantly contributed to the PTG revenue improvement of 96.8%, or more than $2,750,000. (See Note 2- Acquisition, for further discussion related to this acquisition). Additionally, Hy-Tech’s OEM revenue increased 48.7% over the prior year. This improvement is due primarily to increased shipments to a major OEM customer, and to a lesser extent, improved general market conditions in 2022, compared to 2021 during which Hy-Tech was impacted by the slowdown caused by the COVID global pandemic. The gross profit generated from the shipments to this OEM customer is less than historical OEM gross profit. The key factor for the increase in Hy-Tech’s Other revenue was a large one-time order for its Thaxton products. The decline (5.8%) in ATP revenue was driven by two factors; first, Hy-Tech’s ATP products continue to be price-challenged by off-shore suppliers, and second, the Company’s decision in 2021 to focus more of its design and marketing efforts on its OEM suite of products.

GROSS MARGIN

	Year Ended December 31,		Increase
	2022	2021	Amount		%
Florida Pneumatic	$16,484,000	$15,274,000	$1,210,000		7.9%
As percent of respective revenue	39.8%	36.8%	3.0	% pts
Hy-Tech	$2,455,000	$2,073,000	$382,000		18.4%
As percent of respective revenue	13.9%	17.2%	(3.3)	% pts
Total Tools	$18,939,000	$17,347,000	$1,592,000		9.2%
As percent of respective revenue	32.1%	32.4%	(0.3)	% pts

Florida Pneumatic’s Aerospace revenue generates stronger margins than its other product lines. Aerospace revenue increased as a percentage of Florida Pneumatic’s revenue, which in turn was a major factor in the improved gross margin. The vast majority of Florida Pneumatic’s Aerospace revenue is generated through the sale of the JIFFY product line. Additionally, other factors that contributed to Florida Pneumatic’s 300 basis point improvement were, its ability during fiscal 2022 to pass through some of the increases it incurred in ocean and domestic freight costs, as well as favorable foreign exchange rates, mostly related to the Taiwanese dollar. It should be noted that Florida Pneumatic’s ocean freight costs, particularly during the second half of 2021 through mid-2022 increased approximately five-fold, when compared to pre-pandemic rates. Our ocean freight costs have declined somewhat during the second half of 2022, but still remain above pre-pandemic levels. These improvements to gross margin were partially offset by increased warranty costs related to The Home Depot. Warranty costs lag in relation to shipments. As such, we believe these costs will decline over time.

Hy-Tech manufactures most of its products. Its gross margin is significantly affected by customer/product mix. Specifically, its largest OEM customers generates lower than average gross margin. We are continuing to increase prices and reduce manufacturing costs without jeopardizing the relationship with this major customer. Additionally, factors such as absorption of manufacturing overhead, raw material pricing, third-party costs, and the supply chain issues have affected its overall gross margin. Specifically, during 2022, Hy-Tech has encountered higher raw material, freight, and outside third-party vendor costs, all adversely affecting its gross margin in 2022. Further, during the latter portion of 2022 as Hy-Tech realigned its marketing and sales strategy, it determined that certain customers and products would no longer be serviced. As a result, Hy-Tech incurred an excess charge relating to obsolete, slow-moving inventory (“OSMI”). Further, Hy-Tech’s total gross margin was impacted by weak overhead absorption at its Punxsutawney, PA. facility, due primarily to integration issues of the Jackson Gear Company acquisition that occurred during the first quarter of 2022. We believe these issues will be corrected during the second quarter of 2023.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS – Continued

REVENUE – (Continued)

Our SG&A expenses during 2022 were $20,373,000, compared to $19,856,000, in 2021. Significant factors that contributed to the net change include:

i)

Compensation expenses increased $676,000. Compensation expense is comprised of base salaries and wages, accrued performance-based bonus incentives and associated payroll taxes and employee benefits. Several factors contributed to this increase, among them the staffing added in connection with the JGC acquisition, increased wages primarily related to retention incentives and annual wage adjustments and increases in company-wide bonus/incentive/performance accruals.

ii)

Professional fees and expenses increased $305,000, due primarily to legal, accounting, and other fees incurred in connection with the JGC acquisition. Other expenses that contributed to the increase in professional fees included ongoing cyber security/prevention costs, recruitment fees and legal fees associated with regulatory initiatives.

iii)

Bad debt expense increased $96,000, when comparing 2022 to 2021. During the fourth quarter of 2022, we made several attempts to resolve and collect past due invoices from one customer, to no avail. It is extremely unlikely that we will be able to collect from this customer.

iv)

Our depreciation and amortization increased $94,000 as the result of additional equipment purchased throughout the year and equipment and intangible assets acquired in connection with the Jackson Gear Company acquisition.

v)	Temporary labor and stock-based compensation expense increased $35,000 and $36,000, respectively.
vi)	Our variable expenses decreased $499,000. Driving this decline were significantly lower advertising costs at Florida Pneumatic, caused by a change in a distribution channel strategy.
vii)

Our computer-related expenses declined $280,000. During the second quarter of 2021, we incurred approximately $288,000 in costs related to the May 2021 ransomware attack at our Florida Pneumatic subsidiary, where no such costs were incurred during 2022.

IMPAIRMENT OF ASSETS

During 2022 and 2021, we reduced by $48,000 and $88,000, respectively, the carrying value of certain not-in-use fixed assets to their fair value.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS – Continued

REVENUE – (Continued)

OTHER INCOME

In accordance with current accounting guidance, we recorded a gain of $19,000 during the fourth quarter of 2022 related to the early termination of a real property lease.

In December 2021, we completed the process of determining and verifying our eligibility and amount of payroll tax credits known as the Employee Retention Credit (“ERC”). This resulted in filing certain amended payroll tax forms, which, in the aggregate, totaled $2,028,000 of payroll tax credits. During 2022, we received approximately $112,000 of the ERC. In January 2023, we received approximately $1,677,000 of the ERC. The ERC is subject to federal and local tax. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), on April 20, 2020, we received a Paycheck Protection Program (“PPP”) loan, in the amount of $2,929,000. Under the terms of the CARES Act, as amended, we were eligible to apply for forgiveness for all or a portion of the PPP loan. In February 2021, we filed an application for forgiveness with the lender, who approved this submission and submitted the application for forgiveness to the SBA. On June 9, 2021, we were advised that the SBA had approved our PPP loan forgiveness application. Accordingly, the lender applied the funds it received from the SBA and paid off PPP loan principal and interest in full.  In accordance with accounting guidance, this forgiveness of debt and related accrued interest was accounted for as Other Income and Interest Expense – Net, in 2021, and was not considered as taxable income.

INTEREST EXPENSE – NET

	Year Ended December 31,		(increase) decrease
	2022	2021	Amount	%
Interest expense attributable to:
Short-term borrowings	$353,000	$47,000	$(306,000)	(651.1)%
PPP loan	—	(18,000)	(18,000)	(100.0)
Amortization expense of debt issue costs	16,000	16,000	—	—
Other	(6,000)	—	6,000	NA

Total	$363,000	$45,000	$(318,000)	(706.7)%

Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS – Continued

The most significant factor causing the increase in our short-term borrowings interest expense was the growth in the prime rate during 2022. The Applicable Margin, as defined in our Credit Agreement during fiscal 2022 ranged from 1.5% to 2.10% applied to LIBOR /SOFR borrowings and from 0.50% to 1.60% applied to Base rate borrowings. The interest charged on Base rate borrowings, (effectively borrowings at Prime rate) before adding Applicable Margin increased from 3.25% in January 2022 to 7.50% at December 31, 2022. Further, the interest rate before the Applicable Margin for LIBOR / SOFR term borrowings increased from an average of 1.61% in January 2022 to an average of 6.20% for borrowing in December 2022. Our average monthly borrowings under the Credit Facility during fiscal 2022 ranged from $7,852,000 to $12,654,000. The average monthly short-term borrowing during fiscal 2022 was $9,845,000, compared to $2,686,000 during the prior year. The increase was driven by the Jackson Gear Company business acquisition in January 2022 (See Note 2). Additional working capital needs are due to the anticipated growth, and a roll-out of a tools program to our retail customer. Our Revolver borrowings increased significantly in the first half of 2022 and began to decline during the second half of 2022. At December 31, 2022 our borrowing under the Credit Facility was net $7,570,000. (See Liquidity and Capital Resources for further discussion).

The amortization expense is related to the debt issue costs associated with amendments to our banking facility.

Lastly, Other relates to interest income in connection with Tax refunds received in fiscal 2022.

INCOME TAX EXPENSE

The benefit from income taxes was $376,000 in 2022, compared to $2,000 in 2021. Significant factors impacting the 2022 net effective tax benefit rate were non-deductible permanent differences, and state and local taxes. The net effective tax benefit for 2022 was (20.3%). See Note 11– Income Taxes to our Consolidated Financial Statements for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

We monitor such metrics as days sales outstanding, inventory requirements, accounts payable and capital expenditures to project liquidity needs, as well as evaluate return on assets. Our primary source of funds is our Revolver Loan (“Revolver”) with our bank.

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	December 31,
	2022	2021

Working capital	$20,838,000	$24,598,000
Current ratio	2.44 to 1	3.04 to 1
Shareholders’ equity	$41,956,000	$43,840,000

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit Facility

Currently our Credit Facility, which is discussed in detail in Note 7 - Debt, is the primary source of funding our operations. Further, this Credit Facility was amended in March 2023. See Note – 13 – Subsequent events for further discussion.

Additionally, should the need arise whereby the current Credit Facility is insufficient; we could obtain additional funds based on the value of our real property.

Cash Flows

For the year ended December 31, 2022, cash provided by operating activities was $3,288,000, compared to cash used in operating activities for the year ended December 31, 2021, of $4,149,000. At December 31, 2022, our consolidated cash balance was $667,000, compared to $539,000 at December 31, 2021. Cash at our UAT subsidiary on December 31, 2022, and 2021 was $49,500 and $190,000, respectively. We operate under the terms and conditions of the Credit Agreement. As a result, all domestic cash receipts are remitted to Capital One lockboxes.

Our total debt to total book capitalization (total debt divided by total debt plus equity) on December 31, 2022, was 15.3%, compared to 11.6% on December 31, 2021.

Capital spending during the year ended December 31, 2022, was $2,374,000, compared to $642,000 in 2021. Capital expenditures currently planned for 2023 are approximately $2,600,000 which we expect will be financed through the Credit Facility. The major portion of these planned capital expenditures will be for new metal cutting equipment, tooling and information technology hardware and software.

Our liquidity and capital is primarily sourced from our credit facility, described in Note 7 - Debt, to our Consolidated Financial Statements, and cash provided by operations. At December 31, 2022, we had $7,678,000 available to us from the revolver portion of the credit facility.

For the year ended December 31, 2022, we had $7,235,000 of open purchase order commitments, compared to $16,331,000 at December 31, 2021.

Customer concentration

During 2022, we had one customer that accounted for 21.2% of our consolidated revenue, compared to 26.1% in 2021. Further, accounts receivable on December 31, 2022, and 2021 due from this customer were 24.3% and 35.9%, respectively, of total accounts receivable.

IMPACT OF INFLATION

During 2022, with respect to our cost of inventory, we encountered price increases in raw materials, imported parts and tools, ocean freight and labor. It is difficult to accurately determine what portion of these increases are attributable to inflation. During the latter half of fiscal 2022, we were able to begin to successfully pass through most of the above-mentioned price increases. We intend to continue to actively manage the impact of inflation on our results of operations, however, we cannot reasonably estimate possible future impacts at this time. See ITEM 1A -Risk Factors

Recently Adopted Accounting Pronouncements

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

P&F INDUSTRIES, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of P&F Industries, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of P&F Industries, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive (loss) income, shareholders’ equity and cash flows for  each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

How Our Audit Addressed the Critical Audit Matter

Our principal audit procedures related to the Company’s annual goodwill and indefinite lived intangibles impairment test included the following, among others:

●	We gained an understanding of and evaluated the design and implementation of the Company’s controls that address the risk of material misstatement related to potential impairment, including methods, data, and significant assumptions used in developing the discounted cashflow analysis as well as the reasonableness of the underlying data used by the Company in its analyses;
●	We evaluated management’s significant accounting policies related to impairment of goodwill and indefinite-lived intangible assets for reasonableness;
●	We evaluated significant judgments made by management, including the identification of two reporting units along with a separate unit to capture the corporate overhead;
●	We evaluated management’s ability to estimate future cash flows, including projected revenues, by performing a retrospective review of select Company historical cash flow forecasts;
●	We evaluated management’s projected revenues and cash flows by comparing the projections to the underlying business strategies and growth plans and performed a sensitivity analysis related to the key inputs to projected cash flows, including revenue growth rates, to evaluate the changes in the fair value of the reporting unit that would result from changes in assumptions;
●	With the assistance of our firm’s valuation professionals with specialized skills and knowledge in valuation methods and models, we tested the Company’s discounted cash flow models, including certain assumptions including the terminal value and discount rates; and
●	We evaluated management’s reconciliation of the fair value measurements from the individual reporting units discounted cash flows to the Company’s market capitalization.

/s/ CohnReznick LLP

We have served as the Company’s auditor since 2008.

Melville, New York

March 29, 2023

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS

Cash	$667,000	$539,000
Accounts receivable — net	7,370,000	7,550,000
Inventories	24,491,000	24,021,000
Prepaid expenses and other current assets	2,753,000	4,566,000
TOTAL CURRENT ASSETS	35,281,000	36,676,000

PROPERTY AND EQUIPMENT
Land	507,000	507,000
Buildings and improvements	4,087,000	3,605,000
Machinery and equipment	28,057,000	25,675,000
	32,651,000	29,787,000
Less accumulated depreciation and amortization	23,288,000	21,707,000
NET PROPERTY AND EQUIPMENT	9,363,000	8,080,000

GOODWILL	4,822,000	4,447,000

OTHER INTANGIBLE ASSETS — net	5,326,000	5,592,000

DEFERRED INCOME TAXES — net	629,000	349,000

RIGHT-OF-USE ASSETS – OPERATING LEASES	5,521,000	2,969,000

OTHER ASSETS — net	62,000	77,000

TOTAL ASSETS	$61,004,000	$58,190,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES

Short-term borrowings	$7,570,000	$5,765,000
Accounts payable	3,094,000	2,920,000
Accrued compensation and benefits	1,757,000	1,475,000
Accrued other liabilities	1,002,000	1,078,000
Current lease obligations – operating leases	1,020,000	840,000
TOTAL CURRENT LIABILITIES	14,443,000	12,078,000

Non-current lease obligations – operating leases	4,535,000	2,176,000
Other liabilities	70,000	96,000

TOTAL LIABILITIES	19,048,000	14,350,000

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common Stock:
Class A - $1 par; authorized - 7,000,000 shares; issued – 4,467,000 on December 31, 2022 and 4,453,000 on December 31, 2021	4,467,000	4,453,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	14,246,000	14,167,000
Retained earnings	34,251,000	36,046,000
Treasury stock, at cost – 1,273,000 shares on December 31, 2022 and 2021	(10,213,000)	(10,213,000)
Accumulated other comprehensive loss	(795,000)	(613,000)

TOTAL SHAREHOLDERS’ EQUITY	41,956,000	43,840,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$61,004,000	$58,190,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Year ended December 31,
	2022	2021
Net revenue	$59,041,000	$53,554,000
Cost of sales	40,102,000	36,207,000
Gross profit	18,939,000	17,347,000
Selling, general and administrative expenses	20,373,000	19,856,000
Impairment of assets held for sale	48,000	88,000
Operating loss	(1,482,000)	(2,597,000)
Other income	19,000	4,957,000
Loss on sale of fixed assets	(26,000)	(27,000)
Interest expense	(363,000)	(45,000)
(Loss) income before income taxes	(1,852,000)	2,288,000
Income tax benefit	376,000	2,000
Net (loss) income	$(1,476,000)	$2,290,000

Basic and diluted (loss) earnings per share	$(0.46)	$0.72

Weighted average common shares outstanding:
Basic	3,186,000	3,178,000
Diluted	3,186,000	3,192,000

Net (loss) income	$(1,476,000)	$2,290,000
Other comprehensive loss - foreign currency translation adjustment	(182,000)	(36,000)
Total comprehensive (loss) income	$(1,658,000)	$2,254,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

								Accumulated
		Class A Common		Additional				other
		Stock, $1 Par		paid-in	Retained	Treasury stock		comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss
Balance, January 1, 2022	$43,840,000	4,453,000	$4,453,000	$14,167,000	$36,046,000	(1,273,000)	$(10,213,000)	$(613,000)

Net loss	(1,476,000)	—	—	—	(1,476,000)	—	—	—

Exercise of Stock Options	40,000	7,000	7,000	33,000	—	—	—	—

Restricted Common Stock compensation	52,000	7,000	7,000	45,000	—	—	—	—

Stock - based compensation	1,000	—	—	1,000	—	—	—	—

Foreign currency translation adjustment	(182,000)	—	—	—	—	—	—	(182,000)

Dividend	(319,000)	—	—	—	(319,000)	—	—	—

Balance, December 31, 2022	$41,956,000	4,467,000	$4,467,000	$14,246,000	$34,251,000	(1,273,000)	$(10,213,000)	$(795,000)

								Accumulated
		Class A Common		Additional				other
		Stock, $1 Par		paid-in	Retained	Treasury stock		comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss
Balance, January 1, 2021	$41,538,000	4,428,000	$4,428,000	$14,144,000	$33,756,000	(1,273,000)	$(10,213,000)	$(577,000)

Net income	2,290,000	—	—	—	2,290,000	—	—	—

Restricted Common Stock compensation	43,000	25,000	25,000	18,000	—	—	—	—

Stock - based compensation	5,000	—	—	5,000	—	—	—	—

Foreign currency translation adjustment	(36,000)	—	—	—	—	—	—	(36,000)

Balance, December 31, 2021	$43,840,000	4,453,000	$4,453,000	$14,167,000	$36,046,000	(1,273,000)	$(10,213,000)	$(613,000)

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2022	2021
Cash Flows from Operating Activities
Net (loss) income	$(1,476,000)	$2,290,000

Adjustments to reconcile net (loss) income to net cash provided by (used) in operating activities:
Non-cash charges:
Depreciation	1,837,000	1,788,000
Amortization of other intangible assets	687,000	631,000
Operating lease expense	949,000	895,000
Amortization of debt issue costs	16,000	16,000
Amortization of consideration payable to customer	157,000	270,000
Recovery of provision for losses on accounts receivable	47,000	10,000
Stock-based compensation	1,000	5,000
Stock-based compensation – options exercised	38,000	—
Restricted stock-based compensation	52,000	43,000
Loss on disposal of fixed assets	26,000	(27,000)
Deferred income taxes	(276,000)	(120,000)
Fair value adjustment of assets held for sale	48,000	88,000
Gain on early termination of lease	(19,000)	—
Forgiveness of Paycheck Protection Program loan	—	(2,929,000)
Changes in operating assets and liabilities net of acquisition:
Accounts receivable	739,000	(96,000)
Inventories	(223,000)	(5,671,000)
Prepaid expenses and other current assets	1,446,000	(1,825,000)
Accounts payable	(21,000)	726,000
Accrued compensation and benefits	304,000	954,000
Accrued other liabilities	(68,000)	(264,000)
Operating lease liabilities	(945,000)	(888,000)
Other liabilities	(31,000)	(45,000)
Total adjustments	4,764,000	(6,439,000)
Net cash provided by (used in) operating activities	3,288,000	(4,149,000)

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2022	2021
Cash Flows from Investing Activities:
Capital expenditures	$(2,374,000)	$(642,000)
Proceeds from sale or disposal of machinery and equipment	46,000	58,000
Purchase of the net assets of the Jackson Gear Company business	(2,300,000)	—
Net cash used in investing activities	(4,628,000)	(584,000)

Cash Flows from Financing Activities:
Dividend payments	(319,000)	—
Proceeds from exercise of stock options	2,000	—
Net proceeds from short-term borrowings	1,805,000	4,391,000
Net cash provided by financing activities	1,488,000	4,391,000
Effect of exchange rate changes on cash	(20,000)	(23,000)
Net increase (decrease) in cash	128,000	(365,000)
Cash at beginning of year	539,000	904,000
Cash at end of year	$667,000	$539,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$322,000	$39,000

Income taxes	$128,000	$22,000

Cash paid for amounts included in the measurement of operating lease liabilities	$34,000	$10,000

Supplemental disclosures of non-cash investing and financing activities:

Right of Use (“ROU”) assets recognized for new operating lease liabilities	$3,488,000	$427,000

The accompanying notes are an integral part of these consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

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

Hy-Tech designs, manufactures, and distributes industrial tools, pneumatic systems, gearing, accessories, and a wide variety of replacement parts under various brands including ATP, NUMATX, Thaxton and Power Transmission Group. These tools, etc. are sold at prices ranging from under $100 to more than $62,000.

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

Nearly all of Hy-Tech brands are manufactured in the United States of America. Hy-Tech markets ATP branded impact sockets, striking wrenches and accessories that are imported from India and Asia.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 1—SUMMARY OF ACCOUNTING POLICIES – Continued

The Company – Continued

The sales of Hy-Tech products through various channel and direct customers are managed by both direct sales personnel and a network of specialized manufacturer representatives. Further, its products are sold as standard off-the-shelf and also customized to customer specific specifications.

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

The COVID-19 virus and the resultant global economic down-turn had a negative impact on our fiscal 2022 results.  Additionally, we believe the supply-chain crisis, which severely affected the Company’s fiscal 2022 results was related to the pandemic. Beginning in early 2021 but magnifying during the third quarter of 2021 and continuing throughout 2022 the Company encountered severe shipping / receiving delays of inventory from its Asian suppliers, which caused intermittent shortages of inventory. Further, the costs of international freight greatly increased. Although many of the restrictions and other containment measures implemented by authorities in response to the COVID-19 pandemic have since been lifted or scaled back, the Company expects that the impact COVID-19 will continue to some extent. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and our results of operations.

Going Concern Assessment

Management assesses going concern uncertainty to determine whether there is sufficient cash on hand and working capital, including available borrowings on loans, to operate for a period of at least one year from the date the consolidated financial statements are issued, which is referred to as the “look-forward period,” as defined in US GAAP. As part of this assessment, based on conditions that are known and reasonably knowable to management, it considers various scenarios, forecasts, projections, estimates and makes certain key assumptions, including the timing and nature of projected cash expenditures, its ability to reduce, delay or curtail cash outflows and its ability to raise additional capital, if necessary, among other factors. Management has prepared estimates of operations covering the look-forward period and believes that sufficient funds will be generated from operations, working capital, and its existing credit facility to fund its operations. The Company has contingency plans in which it would further reduce or defer certain expenses and cash outlays, or monetize real property should operations weaken beyond current forecasts.

The impact of COVID-19 on the Company’s business has been considered in these assumptions; however, it is unclear what the full impact of COVID-19 will be in the future or when the Company believes a return to more normal operations may occur.

For the twelve-month period ended December 31, 2022, the Company had an after-tax loss of $1,476,000. The Company did however, have net positive cash flow, with positive cash flow from operations. At December 31, 2022, the Company had working capital of $20,838,000. Further, the Company had borrowing availability on its bank facility of $7,678,000 at December 31, 2022. Lastly, the Company is not in default on any bank covenant and believes its relationship with the bank is good. See Note 7 – Debt, for further discussion.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 1—SUMMARY OF ACCOUNTING POLICIES – Continued

Going Concern Assessment (Continued)

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

Performance obligations underlying our core revenue sources are related to the delivery of finished products to customers and do not require significant judgment or estimates. Its revenue is generated through the sale of finished products and is generally recognized at the point in time when merchandise is transferred to the customer with a fixed payment due generally within 30 to 90 days, and in an amount that considers the impacts of estimated allowances. Further, the Company has made a policy election to account for shipping and handling activities that occur after the customer has obtained control of the products as fulfillment costs rather than as an additional promised service. There are no other performance obligations as of December 31, 2022.

Accounts receivable at December 31, 2022, was $7,370,000.

The Company analyzes its revenue as follows:

Revenue generated at Florida Pneumatic.

	Year Ended December 31,
	2022		2021		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Automotive	$13,699,000	33.1%	$14,543,000	35.1%	$(844,000)	(5.8)%
Retail	12,523,000	30.3	13,995,000	33.7	(1,472,000)	(10.5)
Aerospace	8,658,000	20.9	7,184,000	17.3	1,474,000	20.5
Industrial	5,958,000	14.4	5,289,000	12.7	669,000	12.6
Other	560,000	1.3	477,000	1.2	83,000	17.4
Total	$41,398,000	100.0%	$41,488,000	100.0%	$(90,000)	(0.2)%

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 1—SUMMARY OF ACCOUNTING POLICIES – Continued

Revenue Recognition – Continued

Revenue generated at Hy-Tech.

	Year Ended December 31,
	2022		2021		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
OEM	$8,688,000	49.2%	$5,842,000	48.4%	$2,846,000	48.7%
PTG	5,602,000	31.8	2,846,000	23.6	2,756,000	96.8
ATP	2,850,000	16.2	3,024,000	25.1	(174,000)	(5.8)
Other	503,000	2.8	354,000	2.9	149,000	42.1
Total	$17,643,000	100.0%	$12,066,000	100.0%	$5,577,000	46.2%

Shipping and Handling Costs

Expenses for shipping and handling costs are included in selling, general and administrative expenses, and totaled $1,895,000 and $2,038,000, respectively, for the years ended December 31, 2022, and 2021.

Cash and Cash Equivalents

Cash consists of cash held in bank demand deposits. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2022 and 2021.

Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and short-term debt approximate fair value as of December 31, 2022 and 2021 because of the relatively short-term maturity of these financial instruments.

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

The Company records an allowance for doubtful accounts based on specifically identified amounts that are believed to be uncollectible. The Company also records as an additional allowance a certain percentage of aged accounts receivable, based on historical experience and the Company’s assessment of the general financial conditions affecting its customer base. If actual collection experience changes, revisions to the allowance may be required. The Company has a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in the creditworthiness of any of these customers could have a material effect on the Company’s results of operations in the period in which such changes or events occur. After all reasonable attempts to collect an account receivable have failed, the amount of the receivable is written off against the allowance. Based on the information available, the Company believes that its allowance for doubtful accounts as of December 31, 2022, is adequate. However, actual write-offs might exceed the recorded allowance.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 1—SUMMARY OF ACCOUNTING POLICIES - Continued

Concentrations of Credit Risk

The Company places the majority of its cash with its primary bank, Capital One Bank, National Association (“Capital One”), which is insured by the Federal Deposit Insurance Corporation (“FDIC”). Significant concentrations of credit risk may arise from the Company’s cash maintained at Capital One, as from time-to-time cash balances may exceed the FDIC limits. At December 31, 2022, there was $211,000 in excess of the FDIC insured amount.

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable. The Company had one customer that accounted for 24.3% and 35.9% of its consolidated accounts receivable at December 31, 2022, and 2021, respectively. Further, this customer accounted for 21.2% and 26.1% of the Company’s consolidated revenue in 2022 and 2021, respectively. There was no other customer that accounted for more than 10% of our consolidated revenue in 2022 or 2021.

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

December 31, 2022 and 2021

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

Goodwill, Intangible and Long-Lived Assets

Goodwill is carried at cost less any impairment charges. Goodwill and intangible assets with indefinite lives are not amortized but are subject to an annual test for impairment at the reporting unit level and between annual tests in certain circumstances. In accordance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”), the Company tests goodwill for impairment on an annual basis. This test occurs in the fourth quarter or more frequently if the Company believes indicators of impairment exist. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (that is, a likelihood of more than 50% that the fair value of a reporting unit is less than its carrying amount). If the carrying amount of the reporting unit is less than its fair value, no impairment exists, and no further action is required. If the carrying amount of a reporting unit exceeds its fair value, the entity will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value.

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

Warranty Liability

The Company offers certain warranties against product defects for periods ranging from one to three years. Certain products carry limited lifetime warranties. The Company’s typical warranties require it to repair or replace the defective products during the warranty period at no cost to the customer. At the time the product revenue is recognized, the Company records a liability for estimated costs. The costs are estimated based on revenue and historical experience and have not been material. The Company periodically assesses the adequacy of its warranty liability and adjusts the amounts, as necessary. While the Company believes that its estimated liability for product warranties is adequate and that the judgment applied is appropriate, the estimated liability for the product warranties could differ materially in the future.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

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

The authoritative guidance for income taxes requires a reduction of the carrying amounts of deferred tax assets by recording a valuation allowance if, based on the available evidence, it is more likely than not (defined as a likelihood of more than 50%) such assets will not be realized. The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns and future profitability. The Company’s accounting for deferred tax consequences represents its best estimate of those future events. Changes in the Company’s estimates, due to unanticipated events or otherwise, could have a material effect on its financial condition and results of operations. The Company continually evaluates its deferred tax assets to determine if a valuation allowance is required.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 1—SUMMARY OF ACCOUNTING POLICIES - Continued

Lease Accounting

The Company accounts for all leases in accordance with Accounting Standards Codification No.842, Leases (“ASC Topic 842”).

As permitted under ASC Topic 842, if the rate implicit in a lease is not readily determinable, the Company uses its incremental borrowing rate as the discount rate. The Company uses its best judgment when determining the incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term to the lease payments in a similar currency.

The Company’s operating leases include vehicles, office space and real property. In December 2022, Florida Pneumatic entered into a new real property lease. This lease is for approximately 29,700 square feet in a facility located in Lake Park, Florida. This new lease is for a period of eighty-seven months, commencing on July 1, 2023.

For the years ended December 31, 2022 and 2021, the Company had $949,000 and $895,000, respectively, in Operating lease expense.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of December 31, 2022:

	As of December 31, 2022
2023	$962,000
2024	950,000
2025	832,000
2026	690,000
2027	700,000
Thereafter	2,576,000
Total operating lease payments	6,710,000
Less imputed interest	(1,155,000)
Total operating lease liabilities	$5,555,000

Weighted average remaining lease term	7.2	years
Weighted average discount rate	4.93%

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, possible disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an on-going basis P&F evaluates its estimates, including those related to collectability of accounts receivable, valuation of inventories, recoverability of goodwill and intangible assets, consideration payable to customer and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from those estimates under different assumptions or conditions.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 1—SUMMARY OF ACCOUNTING POLICIES - Continued

Advertising

The Company typically expenses its costs of advertising in the period in which they are incurred and are included in Selling, General, and Administrative expenses. For the years ended December 31, 2022 and 2021, advertising expenses were $884,000, and $1,276,000, respectively.

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

The following table sets forth the computation of basic and diluted (loss) earnings per common share:

	Years Ended December 31,
	2022	2021
Numerator for basic and diluted (loss) earnings per common share:
Net (loss) income	$(1,476,000)	$2,290,000
Denominator:
Denominator for basic (loss) earnings per common share—weighted average common shares outstanding	3,186,000	3,178,000
Dilutive securities (1)	—	14,000
Denominator for diluted (loss) earnings per common share—adjusted weighted average common shares and assumed conversions	3,186,000	3,192,000
(1)

Dilutive securities consist of the “in the money” stock options. In the event of a loss, options are considered anti-dilutive and are therefore not included in the calculation of diluted loss per share.

The average anti-dilutive options outstanding for the years ended December 31, 2022 and 2021, were 133,000 and 137,000, respectively.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

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

Recently Adopted Accounting Pronouncements

There were no new accounting pronouncements adopted by us since our filing of the Annual Report on Form 10-K for the year ended December 31, 2022, which could have a significant effect on our Consolidated Financial Statements.

Not Yet Adopted Accounting Pronouncements

The Company does not expect any recently issued but not yet adopted accounting pronouncements to have a material effect on its consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 2 - ACQUISITION

Effective January 15, 2022, through a wholly-owned subsidiary of Hy-Tech, the Company acquired (the “Acquisition”) substantially all the non-real estate assets comprising the business of JGC, a Pennsylvania-based corporation that manufactures and distributes custom gears and power transmission gear products. The purchase price consisted of an aggregate of approximately $2.3 million in cash, which was funded by the Company’s Revolver (as defined in Note 7) borrowings, and the assumption of certain payables. The Company has incorporated this business into its PTG business and believes that the Acquisition will provide added market exposure into the market for larger gears.

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

For the
twelve-month
period ended
December 31,2021
Revenue	$56,430,000
Net Income	$2,497,000
Earnings per share – basic	$0.79
Earnings per share – diluted	$0.78

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

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

As of December 31, 2022, and 2021, the carrying amounts reflected in the accompanying consolidated balance sheets for current assets and current liabilities approximated fair value due to the short-term nature of these accounts.

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

NOTE 4—ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consist of:

	December 31,	December 31,
	2022	2021
Accounts receivable	$7,683,000	$7,817,000
Allowance for doubtful accounts, sales discounts, and chargebacks	(313,000)	(267,000)
	$7,370,000	$7,550,000

Net Accounts Recievable at January 1, 2021 was $7,468,000.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 5—INVENTORIES

Inventories consist of:

	December 31,	December 31,
	2022	2021
Raw materials	$2,000,000	$2,166,000
Work in process	2,242,000	1,360,000
Finished goods	20,249,000	20,495,000
	$24,491,000	$24,021,000

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

In accordance with authoritative guidance issued by the FASB, the Company performed an annual impairment test of goodwill and indefinite-lived intangible assets as of November 30, 2022. For both 2022 and 2021, with respect to the Company’s two reporting units, Florida Pneumatic and Hy-Tech, the Company determined their fair value using the income approach methodology of valuation, which considers the expected present value of future cash flows. The income approach uses projected future cash flows that are discounted using a weighted average cost of capital analysis that reflects current market conditions. As an integral part of the valuation process, the Company utilizes its latest cash flows forecasts for the next five fiscal years, and then applies projected minimal growth for all remaining years, based upon available statistical data and management’s estimates.

At December 31, 2021, only Florida Pneumatic had goodwill. As the result of the Jackson Gear Company business acquisition (see Note 2), the Company recorded $394,000 of goodwill at Hy-Tech. The result of the Company’s impairment test as of November 30, 2022, determined that both Florida Pneumatic’s or Hy-Tech’s fair value exceeded the carrying value and, as such, no impairment to goodwill assets was recorded.

Goodwill

Changes in the carrying amount of goodwill are as follows:

Balance January 1, 2021	$4,449,000
Currency translation adjustment	(2,000)
Balance, January 1, 2022	$4,447,000
Goodwill attributable to the acquisition of JGC business (See Note 2)	394,000
Currency translation adjustment	(19,000)
Balance, December 31, 2022	$4,822,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS - Continued

Other Intangible Assets

The result of the Company’s impairment test as of November 30, 2022, for Florida Pneumatic and Hy-Tech determined that their respective fair value exceeded the carrying value and, as such, no impairment to other intangible assets was recorded.

	December 31, 2022			December 31, 2021
		Accumulated	Net book		Accumulated	Net book
	Cost	amortization	value	Cost	amortization	value
Other intangible assets:
Customer relationships (1)	$6,921,000	$4,099,000	$2,822,000	$6,495,000	$3,545,000	$2,950,000
Trademarks and trade names (1)	2,166,000	—	2,166,000	2,187,000	—	2,187,000
Trademarks and trade names	200,000	86,000	114,000	200,000	73,000	127,000
Engineering drawings	330,000	268,000	62,000	330,000	254,000	76,000
Non-compete agreements (1)	322,000	303,000	19,000	335,000	290,000	45,000
Patents	1,286,000	1,143,000	143,000	1,286,000	1,079,000	207,000
Totals	$11,225,000	$5,899,000	$5,326,000	$10,833,000	$5,241,000	$5,592,000
(1)	A portion of these intangibles are maintained in a foreign currency and are therefore subject to foreign exchange rate fluctuations.

The weighted average amortization period for intangible assets was as follows:

	December 31, 2022	December 31, 2021
Customer relationships	5.9	6.7
Trademarks and trade names	8.5	9.5
Engineering drawings	4.1	5.1
Non-compete agreements	1.0	2.0
Patents	4.1	4.5

Amortization expense of intangible assets subject to amortization was as follows:

Years ended December 31,
2022	2021
$687,000	$631,000

Amortization expense for each of the next five years and thereafter is estimated to be as follows:

2023	$687,000
2024	639,000
2025	610,000
2026	411,000
2027	199,000
Thereafter	614,000
$3,160,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

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

See Note - 13 Subsequent events.

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

At December 31, 2022, short-term or Revolver borrowing was $7,570,000, compared to $5,765,000, at December 31, 2021. Applicable Margin Rates at December 31, 2022, were 2.1% and 1.1%, respectively for SOFR borrowings and 1.5% and 0.50%,respectively, for Base rate borrowings at December 31, 2021. Additionally, at December 31, 2022 and 2021, there was $7,678,000 and $9,578,000, respectively, available to the Company under its Revolver portion of the Credit Facility.

The average balances of short-term borrowings from our Bank for the years ended December 31, 2022, and 2021 were $9,845,000 and $2,686,000, respectively.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 8 - CARES ACT

Under the terms of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), as amended by the Paycheck Protection Program Flexibility Act of 2020 (the “Flexibility Act”), the Company was eligible to apply for and receive forgiveness for all or a portion of the Paycheck Protection Program loan, (“PPP loan”). On April 20, 2020, the Company received a PPP loan in the amount of $2,929,000, as provided pursuant to the CARES Act. The PPP loan was unsecured and guaranteed by the Small Business Administration. To facilitate the PPP loan, the Company entered into a Promissory Note dated April 17, 2020, with BNB Bank as the lender (the “Lender”).

In February 2021, in accordance with the Flexibility Act, the Company filed an application for forgiveness with the Lender, who approved this submission and subsequently submitted the Company’s application to the SBA. On June 9, 2021, the Company was advised that the SBA had approved the Company’s PPP loan forgiveness application and as such, the PPP loan and interest were forgiven in their entirety and recorded in 2021 as Other income in the accompanying consolidated statement of operations and comprehensive (loss) income.

Additionally, the CARES Act provides an employee retention credit (“ERC”) that is a refundable tax credit against certain employer taxes. On December 27, 2020, Congress enacted the Taxpayer Certainty and Disaster Tax Relief Act of 2020, (“Tax Relief Act”), which amended and extended ERC availability under Section 2301 of the CARES Act. The Tax Relief Act provided for changes in the ERC for 2020 and provided an additional credit for all quarters of 2021.

The Company evaluated its eligibility for the ERC and determined that it met all the criteria to claim a refundable tax credit against the employer portion of Social Security taxes equal to seventy percent (70%) of the qualified wages that the Company paid to employees for the three-month periods ended June 30 and September 30, 2021. The Company adopted ASU 2010-10 to which Topic 832 gives guidance to account for transactions with a government by analogizing to a grant accounting model, which the Company’s policy is the International Accounting Standard 20 model. As a result, during 2021 the Company recorded $2,028,000 as a receivable in Prepaid expenses and other current assets and a like amount in Other income for the ERC. In August 2022, the Company received $112,000, and in January 2023, it received $1,677,000.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 9—STOCK OPTIONS – STOCK COMPENSATION

In 2012, the Company’s Board of Directors and stockholders approved the P&F Industries, Inc. 2012 Stock Incentive Plan (the “2012 Plan”). In 2021, the Company’s Board of Directors and stockholders approved an amendment and restatement of the 2012 plan and renamed it the 2021 Stock Incentive Plan (the “2021 Plan”). The 2021 Plan authorizes the issuance to employees, consultants and non-employee directors of nonqualified stock options, stock appreciation rights, restricted stock, performance shares, performance units, and other stock-based awards. In addition, employees are eligible to be granted incentive stock options under the 2021 Plan. The 2021 Plan is currently administered by the compensation committee of the Company’s Board of Directors (the “Committee”). The aggregate number of shares of the Company’s Class A Common Stock (“Common Stock ”) that may be issued under the 2021 Plan may not exceed 500,000 shares; provided, however, that any shares of Common Stock that are subject to a stock option, stock appreciation right or other stock-based award that is based on the appreciation in value of a share of Common Stock in excess of an amount equal to at least the fair market value of the Common Stock on the date such other stock-based award is granted (each an “Appreciation Award”) will be counted against this limit as one share for every share granted. Any shares of restricted stock or shares of Common Stock that are subject to any other award other than an Appreciation Award will be counted against this limit as 1.5 shares for every share granted.

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

The aggregate value of stock-based awards and cash-based compensation paid to any non-employee director for any fiscal year of the Company in respect of his or her service as a non-employee director cannot exceed $300,000, or $450,000 for non-employee directors serving in a lead role on the Board, in each case, based on the fair market value of stock awards and the aggregate value of cash compensation, in each case determined as of the date of grant.

With respect to stock options, the Committee determines the number of shares of Common Stock subject to each option, the term of each option, which may not exceed 10 years (or five years in the case of an incentive stock option granted to a 10% stockholder), the exercise price, the vesting schedule (if any), and the other material terms of each option. No stock option may have an exercise price less than the fair market value of the Common Stock at the time of grant (or, in the case of an incentive stock option granted to a 10% stockholder, 110% of fair market value). With respect to all other permissible grants under the 2021 Plan, the Committee will determine their terms and conditions, subject to the terms and conditions of the 2021 Plan.

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

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 9—STOCK OPTIONS – STOCK COMPENSATION - Continued

The Company generally estimates the fair value of its Common Stock options using the following factors:

●	Risk-free interest rate
●	Expected term
●	Volatility
●	Dividend yield

The Company did not issue any options to purchase shares of its Common Stock during 2022 or 2021.

The following table contains information on the status of the Company’s stock options:

		Weighted
	Number	Average	Aggregate
	of	Exercise Price	Intrinsic
	Shares	Per Share	Value
Outstanding, January 1, 2021	200,878	$6.59	—
Granted	—	—	—
Exercised	—	—	—
Forfeited	(6,180)	7.61	—
Expired	(16,199)	4.37	—
Outstanding, December 31, 2021	178,499	6.76	$60,643
Granted	—	—	—
Exercised	(41,809)	4.74	—
Forfeited	(7,000)	6.94	—
Expired	(2,090)	4.29	—
Outstanding, December 31, 2022	127,600	$7.41	$—

Vested, December 31, 2022	127,600	$7.41	$—

The following is a summary of changes in non-vested shares, all of which are expected to vest:

	December 31,
	2022		2021
		Weighted		Weighted
		Average		Average
	Option	Grant-Date	Option	Grant-Date
	Shares	Fair Value	Shares	Fair Value
Non-vested shares, beginning of year	2,668	$4.60	5,334	$4.60
Granted	—	—	—	—
Vested	(2,668)	4.60	(2,666)	4.60
Forfeited	—	—	—	—
Non-vested shares, end of year	—	$4.60	2,668	$4.60

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 9—STOCK OPTIONS – STOCK COMPENSATION - Continued

Stock-based compensation expense recognized for the years ended December 31, 2022, and 2021 was approximately $1,000 and $5,000, respectively. The Company recognizes stock-based compensation cost over the requisite service period. However, the exercisability of the respective non-vested options, which are at predetermined dates, does not necessarily correspond to the periods in which straight-line amortization of compensation expenses is recorded.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2022:

	Options Outstanding		Options Exercisable
	Weighted Average	Weighted		Weighted Average
	Remaining	Average		Remaining	Weighted
Number	Contractual	Exercise	Number	Contractual	Average
outstanding	Life (Years)	Price	exercisable	Life (Years)	Exercise Price
42,850	0.3	$7.86	42,850	0.3	$7.86
79,250	4.7	$7.09	79,250	4.7	$7.09
5,500	6.2	$8.55	5,500	6.2	$8.55
127,600	3.3	$7.41	127,600	3.3	$7.41

Other Information

At December 31, 2022, and 2021, there were 202,752 and 203,037 shares respectively, available for issuance under the 2021 Plan.

Restricted Stock

On May 20, 2022, the Company granted 1,250 restricted shares of its Common Stock to each non-employee member of its Board of Directors, totaling 6,250 restricted shares. The Company determined that the fair value of these shares was $5.50 per share, which was the closing price of the Company’s Common Stock on the date of the grant. These shares cannot be traded earlier than the first anniversary of the grant date. The Company is ratably amortizing the total non-cash compensation expense of approximately $34,000 to selling, general and administrative expenses through May 2023.

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

Treasury Stock

There were no changes to the Company’s Treasury Stock during fiscal 2022 and 2021.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 10—DIVIDENDS

Following a February 2020 dividend declared by the Company’s Board of Directors (the “Board”), the Board suspended its dividend policy pursuant to which it had been declaring cash dividends to stockholders in the amount of $0.20 per share, per annum, payable in equal quarterly installments. In August 2022 and November 2022, the Board declared special cash dividends of $0.05 per share.

NOTE 11—INCOME TAXES

Income tax benefit in the consolidated statements of operations and comprehensive (loss) income consists of:

	Years Ended December 31,
	2022	2021
Current:
Federal	$(95,000)	$63,000
State and local	(20,000)	55,000
Foreign	13,000	—
Total current	(102,000)	118,000
Deferred:
Federal	(255,000)	(69,000)
State and local	(8,000)	(48,000)
Foreign	(11,000)	(3,000)
Total deferred	(274,000)	(120,000)
Totals	$(376,000)	$(2,000)

At December 31, 2022, the Company had state net operating loss carryforwards of approximately $2,800,000 of which we have a full valuation allowance against. The state net operating losses generally expire through 2042.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permitted NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allowed NOLs incurred in tax years 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The NOL carryback provision of the CARES Act resulted in a $1,921,000 benefit to the Company. In addition to the NOL changes, the CARES Act enacted the employee retention credit and modifies the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. This modification increased the allowable interest expense deduction of the Company and resulted in less taxable income for the year ended 2020, resulting in less utilization of net operating losses.

The Tax Cuts and Jobs Act of 2017 (“TCIA”) amended IRC Section 174 to require capitalization of all research and development (“R&D”) costs incurred in tax years beginning after December 31, 2021. These costs are required to be amortized over five years if the R&D activities are performed in the U.S., or over 15 years if the activities were performed outside the U.S. For tax reporting purposes, the Company capitalized $477,000 of R&D expenses incurred as of December 31, 2022.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States. Among other provisions, the IRA includes a 15% corporate minimum tax rate which applies to certain large corporations and a 1% excise tax on corporate stock repurchases made after December 31, 2022. We do not expect the IRA to have a material impact on our consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 11—INCOME TAXES – Continued

Net deferred tax assets consist of:

	December 31,
	2022	2021
Deferred tax assets:
Bad debt reserves	$45,000	$24,000
Inventory reserves	861,000	789,000
Research and development expenses	94,000	—
Warranty and other reserves	87,000	45,000
Interest expense	76,000	—
Stock-based compensation	176,000	200,000
Goodwill	693,000	755,000
Acquisition costs	216,000	201,000
Net operating losses - federal	36,000	—
Net operating losses - state	218,000	166,000
Tax credits	31,000	—
Other	29,000	98,000
Less valuation allowance	(381,000)	(287,000)
	2,181,000	1,991,000
Deferred tax liabilities:
Prepaid expenses	(174,000)	(238,000)
Depreciation	(887,000)	(914,000)
Intangibles	(491,000)	(490,000)
Net deferred tax assets	$629,000	$349,000

The Company maintains a valuation allowance against certain state net operating losses and state depreciation adjustments. The Company believes it is more likely than not that the remaining tax benefits associated with the state net operating losses and depreciation adjustments will not be realized in the foreseeable future based upon its ability to generate sufficient state taxable income.

The components of (loss) income before income taxes consisted of the following:

	Years ended December 31,
	2022	2021
United States operations	$(1,899,000)	$2,320,000
International operations	47,000	(32,000)
(Loss) income before income taxes	$(1,852,000)	$2,288,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 11—INCOME TAXES – Continued

A reconciliation of the Federal statutory rate to the net effective (benefit) tax rate is as follows:

	Years ended December 31,
	2022	2021
Federal income (benefit) tax expense computed at statutory rates	(21.0)%	21.0%
(Decrease) increase in taxes resulting from:
State and local taxes, net of Federal tax benefit	(1.2)	3.7
Permanent differences - net	7.6	3.3
Valuation allowance	3.1	(1.3)
Foreign rate differential	(0.4)	0.1
CARES Act	(5.2)	(26.9)
Research tax credit	(1.7)	—
Other	(1.5)	—
Benefit tax rate	(20.3)%	(0.1)%

The Company files a consolidated Federal tax return. The Company and certain of its subsidiaries file tax returns in various U.S. state jurisdictions. Its foreign subsidiary, UAT, files in the United Kingdom. With few exceptions, the years that remain subject to examination are the years ended December 31, 2019, through December 31, 2022.

Interest and penalties, if any, related to income tax liabilities are included in income tax expense. As of December 31, 2022, the Company does not have a liability for uncertain tax positions.

NOTE 12—COMMITMENTS AND CONTINGENCIES

(a)The Company maintains a contributory defined contribution plan that covers all eligible employees. All contributions to this plan are discretionary. Amounts recognized as expense for contributions to this plan were $259,000 and $229,000, for the years ended December 31, 2022, and 2021, respectively.
(b)At December 31, 2022, and 2021, the Company had open purchase order commitments totaling approximately $7,235,000 and $16,331,000, respectively.
(c)From time-to-time, the Company may be a defendant or co-defendant in actions brought about in the ordinary course of conducting our business.

NOTE 13—SUBSEQUENT EVENTS

On March 24, 2023, the Company and the Bank, entered into Amendment No. 11 ( “Amendment 11” ) to the Credit Agreement, which among other things:

●	revised the expiration date to February 8, 2027; and
●	eliminated the $1,600,000 Capex Loan line of credit.

On March 20, 2023. The Company’s Board of Directors approved a dividend policy under which the Company intends to declare a cash dividend to the Company’s stockholders in the amount of $0.20 per share per annum, payable in equal quarterly installments. In conjunction therewith, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share to stockholders of record at the close of business on March 31, 2023. This dividend is payable on April 6, 2023.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A.    Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s management, with the participation of the Company’s CEO and CFO, evaluated, as of December 31, 2022, the effectiveness of the Company’s disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2022, the Company’s management, including its CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level at that date.

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

The Company carried out an evaluation, under the supervision and with the participation of its Management, including its CEO and CFO, of the effectiveness of the design and operation of its internal control over financial reporting, as of December 31, 2022. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, the Company’s Management, including its CEO and CFO concluded that its internal control over financial reporting was effective at December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recently completed quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information

None.

ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

The information required by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is incorporated by reference to the Company’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in May 2023, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s year ended December 31, 2022.

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

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

			Page
a)	List of Financial Statements, Financial Statement Schedules, and Exhibits
	(1)	List of Financial Statements	27
		The Consolidated Financial Statements of the Company and its subsidiaries are included in Item 8 of Part II of this report.	—
	(2)

All schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

	(3)	List of Exhibits	60

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit
Number	Description of Exhibit

2.1

Asset Purchase Agreement, dated as of January 14, 2022, by and among Heisman Acquisition Corp., Jackson Gear Company, Robert Jackson and Scott Jackson (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated January 14, 2022)

3.1	Restated Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

3.2	Amended and Restated By-laws of the Registrant (Effective as of January 13, 2023) (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated January 6, 2023).

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Filed herewith).

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

10.9

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

10.10

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

Exhibit
Number	Description of Exhibit
10.12

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

10.13

Fourth Amended and Restated Revolver Note, dated April 12, 2022, by the Registrant, Florida Pneumatic Manufacturing Corporation and Hy-Tech Machine, Inc. in favor of Capital One, National Association (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 12, 2022).

10.14

*Agreement, dated February 14, 2019, between Richard A. Horowitz and the Board of Directors of the Registrant (Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated February 14, 2019).

10.15

Amendment No. 11 to Second Amended and Restated Loan and Security Agreement, dated as of March 24, 2023, by and among the Registrant, Florida Pneumatic Manufacturing Corporation, Hy-Tech Machine, Inc., ATSCO Holdings Corp, Jiffy Air Tool, Inc., Bonanza Properties Corp., Continental Tool Group, Inc., Countrywide Hardware, Inc., Embassy Industries, Inc., Exhaust Technologies, Inc., Hy-Tech Illinois, Inc., Heisman Acquisition Corp., and Capital One, National Association, as lender and agent (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 24, 2023).

10.16

*Executive Employment Agreement, effective as of January 1, 2022, between the Registrant and Richard A. Horowitz. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 13, 2021).

10.17	*2002 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.18	*2021 Stock Incentive Plan of the Registrant (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 26, 2021).

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

10.23

*Amendment No. 2 to Executive Employment Agreement, dated as of December 30, 2020, between the Registrant and Joseph A. Molino, Jr. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on

Form 8-K dated December 30, 2020).

10.24	* Executive Bonus Plan of the Company (effective April 22, 2021) (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 22, 2021).

21	Subsidiaries of the Registrant (Filed herein).

23.1	Consent of Independent Registered Public Accounting Firm (Filed herein).

Exhibit
Number	Description of Exhibit

31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herein).

31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herein).

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

P&F INDUSTRIES, INC.

(Registrant)

By:	/s/ RICHARD A. HOROWITZ	By:	/s/ JOSEPH A. MOLINO, JR.
	Richard A. Horowitz		Joseph A. Molino, Jr.
	Chairman of the Board		Vice President
	President		Principal Financial and
	Principal Executive Officer		Accounting Officer
	Date: March 29, 2023		Date:March 29, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ RICHARD A. HOROWITZ	Director	March 29, 2023
Richard A. Horowitz

/s/ JEFFREY D. FRANKLIN	Director	March 29, 2023
Jeffrey D. Franklin

/s/ HOWARD BROD BROWNSTEIN	Director	March 29, 2023
Howard Brod Brownstein

/s/ KENNETH M. SCHERIFF	Director	March 29, 2023
Kenneth M. Scheriff

/s/ MITCHELL A. SOLOMON	Director	March 29, 2023
Mitchell A. Solomon