Form 10-Q
period 2023-03-31
P&F INDUSTRIES INC
filed 2023-05-12
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 5, 2023, there were 3,194,699 shares of the registrant’s Class A common stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS

Cash	$561,000	$667,000
Accounts receivable — net	9,139,000	7,370,000
Inventories	23,654,000	24,491,000
Prepaid expenses and other current assets	1,112,000	2,753,000
TOTAL CURRENT ASSETS	34,466,000	35,281,000

PROPERTY AND EQUIPMENT
Land	507,000	507,000
Buildings and improvements	4,087,000	4,087,000
Machinery and equipment	28,964,000	28,057,000
	33,558,000	32,651,000
Less accumulated depreciation and amortization	23,800,000	23,288,000
NET PROPERTY AND EQUIPMENT	9,758,000	9,363,000

GOODWILL	4,825,000	4,822,000

OTHER INTANGIBLE ASSETS — net	5,158,000	5,326,000

DEFERRED INCOME TAXES — net	472,000	629,000

RIGHT-OF-USE ASSETS – OPERATING LEASES	5,309,000	5,521,000

OTHER ASSETS — net	78,000	62,000

TOTAL ASSETS	$60,066,000	$61,004,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Short-term borrowings	$7,602,000	$7,570,000
Accounts payable	2,219,000	3,094,000
Accrued compensation and benefits	1,009,000	1,757,000
Accrued other liabilities	1,647,000	1,002,000
Current leased liabilities – operating leases	916,000	1,020,000
TOTAL CURRENT LIABILITIES	13,393,000	14,443,000

Noncurrent leased liabilities – operating leases	4,426,000	4,535,000
Other liabilities	63,000	70,000

TOTAL LIABILITIES	17,882,000	19,048,000

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued – 4,467,000 at March 31, 2023, and December 31, 2022	4,467,000	4,467,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	14,263,000	14,246,000
Retained earnings	34,428,000	34,251,000
Treasury stock, at cost – 1,273,000 shares at March 31, 2023, and December 31, 2022	(10,213,000)	(10,213,000)
Accumulated other comprehensive loss	(761,000)	(795,000)

TOTAL SHAREHOLDERS’ EQUITY	42,184,000	41,956,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$60,066,000	$61,004,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three months
	ended March 31,
	2023	2022
Net revenue	$15,742,000	$14,021,000
Cost of sales	10,000,000	9,510,000
Gross profit	5,742,000	4,511,000
Selling, general and administrative expenses	5,175,000	5,173,000
Operating income (loss)	567,000	(662,000)
Other income	36,000	—
Interest expense-net	(109,000)	(52,000)
Income (loss) before income taxes	494,000	(714,000)
Income tax (expense) benefit	(157,000)	96,000
Net income (loss)	$337,000	$(618,000)

Basic and diluted income (loss) per share	$0.11	$(0.19)

Weighted average common shares outstanding:

Basic and diluted	3,195,000	3,169,000

Net income (loss)	$337,000	$(618,000)
Other comprehensive income (loss) - foreign currency translation adjustment	34,000	(50,000)
Total comprehensive income (loss)	$371,000	$(668,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

Three months ended March 31, 2023

								Accumulated
		Class A common		Additional				other
		stock, $1 par		paid-in	Retained	Treasury stock		comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss
Balance, January 1, 2023	$41,956,000	4,467,000	$4,467,000	$14,246,000	$34,251,000	(1,273,000)	$(10,213,000)	$(795,000)

Net income	337,000	—	—	—	337,000	—	—	—

Restricted common stock-based compensation	9,000	—	—	9,000	—	—	—	—

Stock-based compensation	8,000	—	—	8,000	—	—	—	—

Dividends	(160,000)	—	—	—	(160,000)	—	—	—

Foreign currency translation adjustment	34,000	—	—	—	—	—	—	34,000

Balance, March 31, 2023	$42,184,000	4,467,000	$4,467,000	$14,263,000	$34,428,000	(1,273,000)	$(10,213,000)	$(761,000)

Three months ended March 31, 2022

								Accumulated
		Class A common		Additional				other
		stock, $1 par		paid-in	Retained	Treasury stock		comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss
Balance, January 1, 2022	$43,840,000	4,453,000	$4,453,000	$14,167,000	$36,046,000	(1,273,000)	$(10,213,000)	$(613,000)

Net loss	(618,000)	—	—	—	(618,000)	—	—	—

Restricted common stock-based compensation	8,000	—	—	8,000	—	—	—	—

Stock-based compensation	1,000	—	—	1,000	—	—	—	—

Foreign currency translation adjustment	(50,000)	—	—	—	—	—	—	(50,000)

Balance, March 31, 2022	$43,181,000	4,453,000	$4,453,000	$14,176,000	$35,428,000	(1,273,000)	$(10,213,000)	$(663,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months
	ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$337,000	$(618,000)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Non-cash and other charges:
Depreciation	511,000	443,000
Amortization of other intangible assets	173,000	157,000
Amortization of operating lease assets	237,000	232,000
Amortization of debt issue costs	19,000	4,000
Amortization of consideration payable to a customer	—	67,000
Provision for (recovery of) losses on accounts receivable	23,000	(12,000)
Stock-based compensation	8,000	1,000
Restricted stock-based compensation	9,000	8,000
Deferred income taxes	168,000	(102,000)
Gain on disposal of fixed assets	(21,000)	—
Dividends declared but not paid	(160,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,783,000)	(844,000)
Inventories	861,000	(3,243,000)
Prepaid expenses and other current assets	1,640,000	(144,000)
Accounts payable	(876,000)	716,000
Accrued compensation and benefits	(749,000)	270,000
Accrued other liabilities and other current liabilities	639,000	(672,000)
Operating lease liabilities	(239,000)	(226,000)
Other liabilities	(7,000)	(9,000)
Total adjustments	453,000	(3,354,000)
Net cash provided by (used in) operating activities	790,000	(3,972,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months
	ended March 31,
	2023	2022
Cash Flows from Investing Activities:
Capital expenditures	$(905,000)	$(380,000)
Proceeds from the sale of fixed assets	21,000	—
Purchase of net assets of the Jackson Gear Company business	—	(2,300,000)
Net cash used in investing activities	(884,000)	(2,680,000)

Cash Flows from Financing Activities:
Bank financing costs	(35,000)	—
Net proceeds from short-term borrowings	33,000	6,757,000
Net cash (used in) provided by financing activities	(2,000)	6,757,000

Effect of exchange rate changes on cash	(10,000)	(2,000)
Net (decrease) increase in cash	(106,000)	103,000
Cash at beginning of period	667,000	539,000
Cash at end of period	$561,000	$642,000

Supplemental disclosures of cash flow information:

Cash paid for:
Interest	$119,000	$36,000

Non-cash information:
Right of Use (“ROU”) assets recognized for new operating lease liabilities	$—	$987,000

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

The consolidated balance sheet information as of December 31, 2022, was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”). The unaudited consolidated financial statements contained herein should be read in conjunction with the 2022 Form 10-K.

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

Florida Pneumatic

Florida Pneumatic directly, and through its wholly-owned subsidiaries Exhaust Technologies Inc. (“ETI”), Universal Air Tool Company Limited (“UAT”), and Jiffy Air Tool, Inc. (“Jiffy”) imports, manufactures, and markets pneumatic hand tools of its own design, primarily to the retail, industrial, automotive and aerospace markets. Its products include sanders, grinders, drills, saws, and impact wrenches. These tools are similar in appearance and function to electric hand tools, but are powered by compressed air, rather than by electricity or a battery. Air tools, as they are more commonly referred to, generally offer a better power-to-weight ratio than their electrical counterparts. Florida Pneumatic imports and/or manufactures approximately 75 types of pneumatic hand tools, most of which are sold at prices ranging from $50 to $1,000, under the names “Florida Pneumatic,” “Universal Tool”, “Jiffy Air Tool”, AIRCAT, NITROCAT, as well as under the trade names or trademarks of several private label customers. These products are sold to retailers, distributors, manufacturers and private label customers through in-house sales personnel and manufacturers’ representatives. The AIRCAT and NITROCAT brands of pneumatic tools are sold primarily to the automotive service and repair market (“automotive market”). Users of Florida Pneumatic’s hand tools include industrial maintenance and production personnel, do-it-yourself mechanics, professional automobile mechanics and auto body personnel. Jiffy manufactures and distributes pneumatic tools and components primarily to aerospace manufacturers.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES - (Continued)

The Company - Continued

Hy-Tech

Hy-Tech designs, manufactures, and markets industrial tools, systems, gearing, accessories, and a wide variety of replacement parts under various brands including ATP, NUMATX, and Thaxton. Hy-Tech produces and sells heavy-duty pneumatic impact tools, grinders, air motors, hydro-pneumatic riveters, hydrostatic test plugs, impact sockets and custom gears, with prices ranging from $300 to $62,000.

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

Effective January 15, 2022, through a wholly-owned subsidiary of Hy-Tech, we acquired substantially all the non-real estate assets comprising the business of Jackson Gear Company (“JGC”), a Pennsylvania-based corporation that manufactures and distributes custom gears and power transmission gear products. This business was consolidated into PTG. and provides added market exposure into the larger gears market.

Nearly all of Hy-Tech brands are manufactured in the United States of America. Hy-Tech markets ATP branded impact sockets, striking wrenches and accessories that are imported from Asia.

COVID-19

The adverse effects of the COVID-19 global pandemic on the Company’s results of operations and financial condition during the three-month period ended March 31, 2023, have decreased significantly, compared to the adverse effects the pandemic caused during the prior two years. The Company, however, continues to encounter supply-chain issues, most notably it continues to encounter some shipping / receiving delays of inventory from its Asian suppliers, in turn causing intermittent shortages of inventory.  Additionally, while costs associated with international freight have returned to approximately pre-pandemic levels, domestic freight costs remain high. While the negative effects of the COVID-19 pandemic have eased, the Company believes certain adverse effects of the COVID-19 pandemic will continue to some extent. The fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to the Company’s results of operations.

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

As of March 31, 2023, the Company had borrowing availability on its bank facility of $7,800,000. Lastly, the Company is not in default on any bank covenant and believes its relationship with the bank is good.  See Note 8 – Debt, for further discussion.

The accompanying consolidated financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business.

Customer Concentration

The Company had one customer that accounted for 22.9% and 24.3% of its consolidated accounts receivable at March 31, 2023, and December 31, 2022, respectively. Further, this customer accounted for 16.2% and 21.5% of the Company’s consolidated revenue during the three -month periods ended March 31, 2023, and 2022, respectively. There was no other customer that accounted for more than 10% of our consolidated revenue during these three-month periods.

Management Estimates

The preparation of financial statements and related disclosures in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses in those financial statements. Certain significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, inventory, goodwill, intangible assets and other long-lived assets, income taxes, deferred taxes and lease liabilities. Descriptions of these policies are discussed in the Company’s 2022 Form 10-K. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and adjusts when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Significant Accounting Policies

The Company’s significant accounting policies are described in “Note 1: Summary of Significant Accounting Policies” to the Company’s 2022 Form 10-K.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BUSINESS AND SUMMARY OF ACCOUNTING POLICIES - (Continued)

Lease Accounting

The Company adheres to the standards set forth in Accounting Standards Codification No. 842, Leases (“ASC Topic 842”). ASC Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases’ guidance.

As permitted under ASC Topic 842, if the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate as the discount rate. The Company uses its best judgement when determining the incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term to the lease payments in a similar currency.

The Company’s operating leases include vehicles, office space and the use of real property. The Company has not identified any new material finance leases during the three -month period ended March 31, 2023.

The Company considers any options to extend the term of a lease when measuring the Right-of-Use lease asset.

For the three -month periods ended March 31, 2023, and 2022, the Company had $237,000 and $232,000, respectively, in operating lease expense.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities:

	As of March 31, 2023
2023 (excluding the three months ended March 31, 2023)	$602,000
2024	918,000
2025	816,000
2026	691,000
2027	719,000
Thereafter	2,728,000
Total operating lease payments	6,474,000
Less imputed interest	(1,132,000)
Total operating lease liabilities	$5,342,000

Weighted average remaining lease term	7.7	years
Weighted average discount rate	5.0%

Revenue Recognition

The Company’s revenue recognition policies are detailed in its 2022 Form 10-K. The following tables present the Company’s revenues recognized under ASC Topic 606, “Revenue from Contracts with Customers”, for the three -month periods ended March 31, 2023, and 2022.

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

	Three months ended March 31,
	2023		2022		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Automotive	$3,259,000	32.8%	$3,881,000	37.7%	$(622,000)	(16.0)%
Retail	2,550,000	25.7	3,020,000	29.5	(470,000)	(15.6)
Industrial	1,578,000	15.9	1,444,000	14.0	134,000	9.3
Aerospace	2,411,000	24.3	1,777,000	17.3	634,000	35.7
Other	126,000	1.3	159,000	1.5	(33,000)	(20.8)
Total	$9,924,000	100.0%	$10,281,000	100.0%	$(357,000)	(3.5)%

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

	Three months ended March 31,
	2023		2022		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
OEM	$3,073,000	52.8%	$1,965,000	52.6%	$1,108,000	56.4%
PTG	1,933,000	33.2	940,000	25.1	993,000	105.6
ATP	697,000	12.0	742,000	19.8	(45,000)	(6.1)
Other	115,000	2.0	93,000	2.5	22,000	23.7
Total	$5,818,000	100.0%	$3,740,000	100.0%	$2,078,000	55.6%

Recently Adopted Accounting Pronouncements

During the three-month period ended March 31, 2023, there were no accounting pronouncements or other authoritative guidance issued or that became effective, that had, or is expected to have, a material impact on the Company’s Consolidated financial statements.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 2 - EARNINGS /(LOSS) PER SHARE

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

The following table sets forth the elements of basic and diluted earnings (loss) income per common share:

	Three months ended
	March 31,
	2023	2022
Numerator for basic and diluted earnings (loss) per common share:
Net income (loss)	$337,000	$(618,000)

Denominator:
Denominator for basic earnings (loss) per share - weighted average common shares outstanding	3,195,000	3,169,000
Dilutive securities (1)	—	—
Denominator for diluted earnings (loss) per share - weighted average common shares outstanding	3,195,000	3,169,000
(1)Dilutive securities consist of the “in the money” stock options. There were no “in the money” stock options at March 31, 2023.  In the event of a loss, options are considered anti-dilutive and are therefore not included in the calculation of diluted loss per share.

NOTE 3 – STOCK-BASED COMPENSATION

There were no options or shares of the Company's common stock granted or issued during the three-month period ended March 31, 2023.

		Weighted	Weighted average
		average	remaining	Aggregate
		exercise	contractual life	Intrinsic
	Option shares	price	(years)	Value
Outstanding, January 1, 2023	127,600	$7.41	3.3	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(5,000)	—	—	—
Expired	—	—	—	—
Outstanding, March 31, 2023	122,600	7.39	2.9	$—
Vested, March 31, 2023	122,600	7.39	2.9	$—

Restricted Stock

On May 25, 2022, the Company granted 1,250 restricted shares of its Common Stock to each non-employee member of its Board of Directors, totaling 6,250 restricted shares. The Company determined that the fair value of these shares was $5.50 per share, which was the closing price of the Company’s Common Stock on the date of the grant. These shares cannot be traded earlier than the first anniversary of the grant date. The Company ratably amortizes the total non-cash compensation expense of approximately $34,000 to selling, general and administrative expenses during the period beginning May 2022 through May 2023.

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

As of March 31, 2023, and December 31, 2022, the carrying amounts reflected in the accompanying consolidated balance sheets for current assets and current liabilities approximated fair value due to the short-term nature of these accounts.

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

NOTE 5 – ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	March 31, 2023	December 31, 2022
Accounts receivable	$9,475,000	$7,683,000
Allowance for doubtful accounts, sales discounts and chargebacks	(336,000)	(313,000)
	$9,139,000	$7,370,000

Net accounts receivable at January 1, 2022, was $ 7,550,000.

NOTE 6 – INVENTORIES

Inventories consist of:

	March 31, 2023	December 31, 2022
Raw material	$2,058,000	$2,000,000
Work in process	2,487,000	2,242,000
Finished goods	19,109,000	20,249,000
	$23,654,000	$24,491,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill are as follows:

Balance, January 1, 2023	$4,822,000
Currency translation adjustment	3,000
Balance, March 31, 2023	$4,825,000

Other intangible assets

	March 31, 2023			December 31, 2022
		Accumulated	Net book		Accumulated	Net book
	Cost	amortization	value	Cost	amortization	value
Other intangible assets:
Customer relationships (1)	$6,926,000	$4,247,000	$2,679,000	$6,921,000	$4,099,000	$2,822,000
Trademarks and trade names (1)	2,170,000	—	2,170,000	2,166,000	—	2,166,000
Trademarks and trade names	200,000	89,000	111,000	200,000	86,000	114,000
Engineering drawings	330,000	272,000	58,000	330,000	268,000	62,000
Non-compete agreements (1)	324,000	311,000	13,000	322,000	303,000	19,000
Patents	1,286,000	1,159,000	127,000	1,286,000	1,143,000	143,000
Totals	$11,236,000	$6,078,000	$5,158,000	$11,225,000	$5,899,000	$5,326,000
(1)A portion of these intangibles are maintained in a foreign currency and are therefore subject to foreign exchange rate fluctuations.

Amortization expense of intangible assets subject to amortization was as follows:

Three months ended March 31,
2023	2022
$173,000	$157,000

Amortization expense for the balance of 2023, and for each of the next four years and thereafter is estimated to be as follows:

April 1 through December 31, 2023	$514,000
2024	639,000
2025	610,000
2026	412,000
2027	198,000
Thereafter	615,000
$2,988,000

The weighted average amortization period for intangible assets was as follows:

	March 31, 2023	December 31, 2022
Customer relationships	5.8	5.9
Trademarks and trade names	8.3	8.5
Engineering drawings	3.9	4.1
Non-compete agreements	0.8	1.0
Patents	4.1	4.1

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 8 – DEBT

In October 2010, the Company entered into a Loan and Security Agreement (“Credit Agreement”) with an affiliate of Capital One, National Association (“Capital One” or the “Bank”). The Credit Agreement, as amended and restated in April 2017, and further amended from time-to-time, among other things, provides the ability to borrow funds under a $16,000,000 revolver line (“Revolver”), subject to certain borrowing base criteria. Revolver borrowings are secured by the Company’s accounts receivable, inventory, equipment, and real property, among other things. P&F and certain of its subsidiaries are borrowers under the Credit Agreement, and their obligations are cross guaranteed by certain other subsidiaries.

On March 24, 2023, the Company and the Bank entered into Amendment No. 11 (“Amendment 11”) to the Credit Agreement, which among other things:

●	revised the expiration date to February 8, 2027; and
●	eliminated a $1,600,000 Capex Loan line of credit.

Until the effective date of Amendment No. 10, to the Credit Agreement April 12, 2022, at the Company’s option, Revolver borrowings would bear interest at either LIBOR or the Base Rate, as the terms are defined in the Credit Agreement, plus an Applicable Margin, as defined in the Credit Agreement. Additionally, the Company was subject to limitations on the number of LIBOR borrowings. Under the terms Amendment No. 10, the Company began applying SOFR rates instead of LIBOR. The Company will continue to be subject to the number of SOFR borrowings. The change from LIBOR to SOFR did not have a significant effect on the Company’s consolidated financial statements.

At March 31, 2023, short-term or Revolver borrowing was $7,602,000, compared to $7,570,000 at December 31, 2022. The average balance of short-term borrowings during the three-month periods ended March 31, 2023, and 2022, were $7,287,000, and $10,157,000, respectively.

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

During the three-month periods ended March 31, 2023, and at December 31, 2022, Applicable Margin Rates, as defined in the Credit Agreement were 2.10% and 1.10%, respectively for SOFR and Base Rate borrowings.  Additionally, at March 31, 2023, and December 31, 2022, there was approximately $7,800,000 and $7,687,000, respectively, available to the Company under its Revolver arrangement.

NOTE 9 – DIVIDENDS

On March 20, 2023, the Company’s Board of Directors approved a dividend policy under which the Company intends to declare a cash dividend to the Company’s stockholders in the amount of $0.20 per share per annum, payable in equal quarterly installments. In conjunction therewith, the Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share to stockholders of record at the close of business on March 31, 2023. This dividend was paid on April 6, 2023.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of P&F Industries, Inc. and subsidiaries (“P&F”, or the “Company”). P&F and its representatives may, from time-to-time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to shareholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “would,” “could,” “should,” and their opposites and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. Any forward-looking statements contained herein, including those related to the Company’s future performance, are based upon the Company’s historical performance and on current plans, estimates and expectations. All forward-looking statements involve risks and uncertainties. These risks and uncertainties could cause the Company’s actual results for all or part the 2023 fiscal year and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company for a number of reasons including, but not limited to:

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

and those other risks and uncertainties described in the 2022 Form 10-K, its Quarterly Reports on Form 10-Q, and its other reports and statements filed by the Company with the Securities and Exchange Commission. Forward-looking statements speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future developments or otherwise. The Company cautions you against relying on any of these forward-looking statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

OVERVIEW

During the first quarter of 2023, significant factors that impacted our results of operations were the:

●	Significant improvement in Hy-Tech revenue and gross margins;
●	Stronger gross margin at Florida Pneumatic;
●	Reduced operating expense;
●	Higher interest rates.

OUR BUSINESS

Florida Pneumatic

Florida Pneumatic directly, and through its wholly-owned subsidiaries Exhaust Technologies Inc. (“ETI”), Universal Air Tool Company Limited (“UAT”), and Jiffy Air Tool, Inc. (“Jiffy”) imports, manufactures, and markets pneumatic hand tools of its own design, primarily to the retail, industrial, automotive, and aerospace markets. Its products include sanders, grinders, drills, saws, and impact wrenches. These tools are similar in appearance and function to electric hand tools, but are powered by compressed air, rather than by electricity or a battery. Air tools, as they are more commonly referred to, generally offer better performance, and weigh less than their electrical counterparts. Florida Pneumatic imports and/or manufactures approximately 75 types of pneumatic hand tools, most of which are sold at prices ranging from $50 to $1,000, under the names “Florida Pneumatic,” “Universal Tool”, “Jiffy Air Tool”, AIRCAT, NITROCAT, as well as under the trade names or trademarks of several private label customers. These products are sold to retailers, distributors, manufacturers and private label customers through in-house sales personnel and manufacturers’ representatives. The AIRCAT and NITROCAT brands of pneumatic tools are sold primarily to the automotive service and repair market (“automotive market”). Users of Florida Pneumatic’s hand tools include industrial maintenance and production personnel, do-it-yourself mechanics, professional automobile mechanics and auto body personnel. Jiffy manufactures and distributes pneumatic tools and components primarily to aerospace manufacturers.

Hy-Tech

Hy-Tech designs, manufactures, and markets industrial tools, systems, gearing, accessories and a wide variety of replacement parts under various brands including ATP, NUMATX, and Thaxton. Hy-Tech produces and sells heavy-duty pneumatic impact tools, grinders, air motors, hydro-pneumatic riveters, hydrostatic test plugs, impact sockets and custom gears, with prices ranging from $300 to $62,000.

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

Effective January 15, 2022, through a wholly-owned subsidiary of Hy-Tech, we acquired substantially all the non-real estate assets comprising the business of Jackson Gear Company (“JGC”), a Pennsylvania-based corporation that manufactures and distributes custom gears and power transmission gear products.  This business was consolidated into PTG and provides added market exposure into the larger gears market.

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

We consider tariffs a key economic measure, as a significant portion of products imported by Florida Pneumatic and to a lesser degree, Hy-Tech, are subject to these tariffs. Further, we monitor transportation costs, specifically ocean freight rates, which has materially fluctuated since the beginning of the COVID-19 pandemic.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Descriptions of these policies are discussed in the 2022 Form 10-K, and in the notes to these consolidated financial statements. Certain of these accounting policies require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  On an ongoing basis, we evaluate estimates, including, but not limited to those related to inventory reserves, goodwill and intangible assets, taxes, and deferred taxes. We base our estimates on historical data and experience, when available, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

TRENDS AND UNCERTAINTIES

INTERNATIONAL SUPPLY CHAIN

Although much less than during the first quarter of 2022, we continue to encounter delays in receiving inventory from our Asian suppliers, which leads to intermittent shortages of inventory. Our ocean freight costs, which had increased significantly during the COVID-19 pandemic have recently returned to pre-pandemic levels. The above factors continued in the first quarter of 2023 to impact our results. Lastly, we believe the following international supply chain issues have also negatively impacted our 2023 results:

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

DOMESTIC TRANSPORTATION COSTS

During the three-month period ended March 31, 2023, supply chain conditions continued to improve yielding lower domestic transportation costs.  The availability of port to warehouse transportation services has improved significantly compared to 2022 and associated domestic freight rates have continued to moderate although rising fuel costs (diesel) have tempered rate reductions.

IMPACT OF INFLATION/GEOPOLITICAL ISSUES

We believe that the current and projected levels of inflation, as well as a possible economic recession will likely continue to have an effect on our manufacturing and operating costs. At the present time, we are unable to reasonably estimate the impact inflation and geo-political issues will have on our results of operations for the foreseeable future.

We believe that our results of operations and financial condition during 2023 were not materially impacted by the Russia-Ukraine conflict; however, we cannot predict what impact this conflict may have on our results in the future.

BOEING

Sales of aircraft by Boeing have been depressed since the two 737 MAX crashes in 2018 and 2019.  Further, the Federal Aviation Administration grounded all 737 MAX aircraft for several quarters. These events, coupled with the COVID-19 pandemic reduced Boeing’s aircraft production levels to well below those prior to the pandemic and the grounding. In 2019, Boeing produced 52 737 MAX aircraft per month.  It is currently still producing significantly below that level. Per Boeing, it plans to return to those levels in 2025 and expects to add a fourth 737 MAX production line in 2024. We believe that these stated plans along with the return of the Boeing 787 aircraft, which has also had production delays to full production, will be beneficial to P&F’s aerospace sales in the next several years.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

TRENDS AND UNCERTAINTIES – Continued

TECHNOLOGIES

We believe that over time, several newer technologies and features will have a greater effect on the market for our traditional pneumatic tool offerings. So far, the greatest impact has been on the automotive aftermarket with the advent of advanced cordless operated tools. Currently, we do not offer a cordless tool to the automotive aftermarket. However, with respect to the industrial market, we have developed for one of our largest OEM customers a tool mechanism that is incorporated into a major line of their cordless power tools. These tools have been in full production with our supplied system for several years and our sales of these products have continued to grow over that time. We continue to analyze the practicality of developing or incorporating newer technologies in our tool platforms for other markets as well. This includes adding our internally developed mechanisms to existing cordless power sources as well as producing complete cordless tool systems. In addition, we have recently developed a cordless installation tool for the aerospace market. We have begun taking orders for this product and we expect to introduce other versions later in 2023.

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

RESULTS OF OPERATIONS

REVENUE

The tables below provide an analysis of our net revenue for the three-month periods ended March 31, 2023, and 2022:

Consolidated

	Three months ended March 31,
			Increase (decrease)
	2023	2022	$	%
Florida Pneumatic	$9,924,000	$10,281,000	$(357,000)	(3.5)%
Hy-Tech	5,818,000	3,740,000	2,078,000	55.6
Consolidated	$15,742,000	$14,021,000	$1,721,000	12.3%

Management’s Discussion and Analysis of Financial Condition and Results of Operations – (Continued)

RESULTS OF OPERATIONS - (Continued)

REVENUE – Continued

Florida Pneumatic

Florida Pneumatic markets its air tool products to four primary sectors within the pneumatic tool market; Automotive, Retail, Aerospace and Industrial. It also generates revenue from its Berkley products line, as well as a line of air filters and other OEM parts (“Other”).

	Three months ended March 31,
	2023		2022		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Automotive	$3,259,000	32.8%	$3,881,000	37.7%	$(622,000)	(16.0)%
Retail	2,550,000	25.7	3,020,000	29.5	(470,000)	(15.6)
Industrial	1,578,000	15.9	1,444,000	14.0	134,000	9.3
Aerospace	2,411,000	24.3	1,777,000	17.3	634,000	35.7
Other	126,000	1.3	159,000	1.5	(33,000)	(20.8)
Total	$9,924,000	100.0%	$10,281,000	100.0%	$(357,000)	(3.5)%

Automotive revenue declined this quarter, compared to the same period in 2022, due primarily to an across-the-board price increase in all distribution channels in order to address rising input costs. This change in pricing strategy led to a decline in number of unit sales and thus overall revenue in this category. However, Automotive gross margin improved as a result of this change. The primary factors contributing to the 15.6% decline in our Retail revenue were: a) a decision by The Home Depot (“THD”) to reduce in-store inventory levels; b) a reduction in display area at THD stores; c) a net reduction in the number of items being offered by THD this quarter compared to the same three-month period in 2022, and d) increased pressure from on-line distributors, as well as and other “brick and mortar” retailers expanding their presence in this product line. Partially offsetting the above-mentioned declines our Aerospace revenue improved 35.7% when comparing the first quarter of 2023 and 2022.  This improvement was driven by, among other factors, increased demand for new, limited life parts that JIFFY has begun to market, and an overall increase in demand throughout the sector for standard drilling, installation and torque control tools. Lastly, our Industrial revenue increased primarily due to improved general market conditions.

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

	Three months ended March 31,
	2023		2022		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
OEM	$3,073,000	52.8%	$1,965,000	52.6%	$1,108,000	56.4%
PTG	1,933,000	33.2	940,000	25.1	993,000	105.6
ATP	697,000	12.0	742,000	19.8	(45,000)	(6.1)
Other	115,000	2.0	93,000	2.5	22,000	23.7
Total	$5,818,000	100.0%	$3,740,000	100.0%	$2,078,000	55.6%

The $1.1 million increase in OEM revenue this quarter, compared to the first quarter of 2022, was driven by growth in certain markets that are served by a number of Hy-Tech’s OEM customers. The markets served by our customers include multiple industrial applications, as well as the tool rental market. PTG revenue for the first three months of 2023 more than doubled its revenue reported for the same period a year ago. This improvement was driven by the acquisition of the Jackson Gear Company business that we acquired in January 2022. The increase in Hy-Tech’s Other revenue was due to stronger NUMATX and general machining revenue growth this quarter, compared to the same three-month period in 2022. The modest decline in ATP revenue is attributable to our decision to focus our marketing efforts on OEM and PTG product offerings.

GROSS MARGIN/PROFIT

	Three months ended March 31,		Increase
	2023	2022	Amount		%
Florida Pneumatic	$4,276,000	$3,949,000	$327,000		8.3%
As percent of respective revenue	43.1%	38.4%	4.7%	pts
Hy-Tech	$1,466,000	$562,000	$904,000		160.9
As percent of respective revenue	25.2%	15.0%	10.2%	pts
Total	$5,742,000	$4,511,000	$1,231,000		27.3%
As percent of respective revenue	36.5%	32.2%	4.3%	pts

During the first quarter of 2023, Florida Pneumatic’s gross margin improved compared to the same period in the prior year principally due to a shift away from the lower margin product lines, Retail and Automotive, to the higher margin, industrial and aerospace categories. Additionally, during 2022, we raised prices in all product categories.

The improvement in Hy-Tech’s gross margin is due primarily to its overall product/customer mix. Additionally, cost and expense reductions, coupled with revisions in pricing structure, enabled Hy-Tech to improve its blended gross margin, thus contributing to the overall gross margin improvement. We continue to focus on improving manufacturing overhead absorption, particularly at our PTG facility. While always ongoing, we expect the process of integrating the Jackson Gear Company acquisition to be effectively complete by approximately mid-2023.

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

During the first quarter of 2023, our SG&A was $5,175,000 compared to $5,173,000, incurred during the same three-month period in 2022. Significant components to the net change include: a) compensation expenses increased $223,000, due to several factors, among them being the additional staffing added throughout the Company, increased wages primarily related to retention incentives and annual wage adjustments and increases in company-wide bonus/incentive/performance accruals; b) increased depreciation and amortization of $51,000; c) professional fees and expenses decreased $140,000, due primary to legal, accounting and other fees incurred in connection with the JGC acquisition during the first quarter of 2023 not recurring in the first quarter of 2023; and d) variable expenses declined $131,000. Variable expenses include among other items, commissions, freight out, travel, advertising, shipping supplies and warranty costs. Driving this decline was lower advertising and shipping costs at Florida Pneumatic, caused primarily by lower Retail revenue this quarter and a reduction in discretionary Automotive advertising expenses, compared to the same period a year ago.

OTHER INCOME

During the three-month period ended March 31, 2023, we recognized a gain of $21,000 from the sale of fully depreciated equipment.  Additionally, as a result of final resolution of our Employee Retention Tax Credit (“ERTC”) filing, we recorded an additional $15,000 as Other Income. This income is subject to federal and local tax.

INTEREST - NET

	Three months ended March 31,		(Increase) decrease
	2023	2022	Amount	%
Interest expense attributable to:
Short-term borrowings	$124,000	$48,000	$(76,000)	(158.3)%
Amortization expense of debt issue costs	19,000	4,000	(15,000)	(375.0)
Interest income on ERTC refunds	(34,000)	—	34,000	100.0

Total	$109,000	$52,000	$(57,000)	(109.6)%

The most significant factor causing the increase in our short-term borrowings interest expense was the growth in the SOFR and prime rates. Most of our borrowings are SOFR plus Applicable Margin.  The Applicable Margin, as defined in our Credit Agreement, during the three-month period ended March 31, 2023, was 2.10% applied to all SOFR borrowings and 1.60% applied to Base Rate borrowings. The Applicable Margins that was added to LIBOR and Base Rate borrowings during the three-month period ended March 31, 2022, were 1.50% and 0.50%, respectively.   During the three-month period ended March 31, 2023, the SOFR rates ranged from 4.43% to 4.86%, compared to LIBOR rates, which we were used during the first quarter of 2022, that ranged from 0.10% to 0.47%. Further, the prime rate, which is the interest rate used for Base Rate borrowings before the Applicable Margin, during the first three months of 2023 ranged from 7.5% to 8.0%, compared to prime rates ranging from 3.25% to 3.50% during the same three-month period in 2022.

The amortization expense incurred during the three-month period ended March 31, 2023 is related to the debt issue costs associated with Amendment 11 to our Credit Agreement.

The average balance of short-term borrowings during the three-month periods ended March 31, 2023 and 2022, were $7,287,000, and $10,157,000, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

INCOME TAXES

At the end of each interim reporting period, we compute an effective tax rate based upon our estimated full year results. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods. Accordingly, the effective tax rate for the three-month periods ended March 31, 2023, and 2022, were approximately a tax provision rate of 31.8% and tax benefit rate 13.4%, respectively. The effective tax rates for all periods presented were impacted primarily by state taxes, and non-deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

We monitor such metrics as days’ sales outstanding, inventory requirements, inventory turns, estimated future purchasing requirements and capital expenditures to project liquidity needs, as well as evaluate return on assets. Our primary sources of funds are operating cash flows, existing working capital and our Revolver Loan (“Revolver”) with our Bank.

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	March 31, 2023	December 31, 2022
Working capital	$21,073,000	$20,838,000
Current ratio	2.57 to 1	2.44 to 1
Shareholders’ equity	$42,184,000	$41,956,000

Credit Agreement

Our Credit Agreement is discussed in detail in Note-8 to our consolidated financial statements. As discussed therein, we and the Bank entered into an amendment to the Credit Facility that, among other things, extended the expiration date to February 8, 2027.

At March 31, 2023, there was approximately $7,800,000 available to us under the Revolver arrangement.

Cash flows

For the three-month period ended March 31, 2023, cash provided by operating activities was $790,000, compared to cash used in operating activities for the three-month period ended March 31, 2022, of $3,972,000. At March 31, 2023, and  2022, our consolidated cash balance was $561,000, and $642,000, respectively. We operate under the terms and conditions of the Credit Agreement.  As a result, all domestic cash receipts are remitted to Capital One lockboxes. Thus, nearly all cash on hand represents funds to cover checks issued but not yet presented for payment.

Our total debt to total book capitalization (total debt divided by total debt plus equity) at both March 31, 2023, and December 31, 2022, was 15.3%.

During the three-month period ended March 31, 2023, we used $905,000 for capital expenditures, compared to $380,000 during the same period in the prior year.  Capital expenditures currently planned for the remainder of 2023 are approximately $2,400,000, which we expect will be financed through the Credit Facility.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

LIQUIDITY AND CAPITAL RESOURCES - Continued

Cash Flows - Continued

The major portion of these planned capital expenditures will be for new metal cutting equipment, tooling and information technology hardware and software.

Our liquidity and capital are primarily sourced from the Credit Agreement, described in Note 8 – Debt, to our consolidated financial statements, and cash from operations.

Should the need arise whereby the current Credit Agreement is insufficient, we could obtain additional funds based on the value of our real property, and we believe the borrowing under the current Agreement could be increased.

Customer concentration

Refer to Note 1 – Business and summary of accounting policies – Customer Concentration for a detailed discussion.

IMPACT OF INFLATION

During the three-month period ended March 31, 2023, with respect to our cost of inventory, we encountered price increases in raw materials, imported parts and tools, ocean freight and labor.  Additionally, our operating costs continue to encounter cost/price increases.  It is difficult to accurately determine what portion of the above referenced increases are attributable to inflation. We have been able to pass through most of the above-mentioned price increases, however we cannot predict our ability to continue this practice, nor to what degree.  We intend to continue to actively manage the impact of inflation on our results of operations; however, we cannot reasonably estimate possible future impacts at this time.

NEW ACCOUNTING PRONOUNCEMENTS

There were no new accounting standards or pronouncements that became effective during the three-month period ended March 31, 2023, that had a material impact on our Consolidated financial statements.

We do not believe that any recently issued, but not yet effective accounting standard, if adopted, will have a material effect on our consolidated financial statements.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.          Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated, as of March 31, 2023, the effectiveness of the Company’s disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2023, the Company’s management, including its CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective at that date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, identified in connection with the evaluation required by Exchange Act Rule 13a-15(d), that occurred during our most recently completed fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings

There have been no material changes to the legal proceedings’ disclosure described in our 2022 Form 10-K.

Item 1A.       Risk Factors

There have been no material changes to the risk factors disclosed under Part I, Item 1A “Risk Factors” in the 2022 Form 10-K.

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

P&F INDUSTRIES, INC.
(Registrant)

/s/ JOSEPH A. MOLINO, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: May 12, 2023	(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit

3.1	Amended and Restated By-laws of the Registrant (Effective as of January 13, 2023) (Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated January 6, 2023).

10.1

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

*Attached as Exhibit 101 are the following, each formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholders’ Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to consolidated financial statements.

A copy of any of the foregoing exhibits to this Quarterly Report on Form 10-Q may be obtained, upon payment of the Registrant’s reasonable expenses in furnishing such exhibit, by writing to P&F Industries, Inc., 445 Broadhollow Road, Suite 100, Melville New York 11747, Attention: Corporate Secretary.