Form 10-Q
period 2023-06-30
P&F INDUSTRIES INC
filed 2023-08-11
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 1-5332

P&F INDUSTRIES, INC.

(Exact name of registrant as specified in its charter) before

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

As of August 8, 2023, there were 3,194,699 shares of the registrant’s Class A common stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS

Cash	$657,000	$667,000
Accounts receivable — net	9,885,000	7,370,000
Inventories	21,096,000	24,491,000
Prepaid expenses and other current assets	1,018,000	2,753,000
TOTAL CURRENT ASSETS	32,656,000	35,281,000

PROPERTY AND EQUIPMENT
Land	507,000	507,000
Buildings and improvements	4,007,000	4,087,000
Machinery and equipment	29,445,000	28,057,000
	33,959,000	32,651,000
Less accumulated depreciation and amortization	23,951,000	23,288,000
NET PROPERTY AND EQUIPMENT	10,008,000	9,363,000

GOODWILL	4,829,000	4,822,000

OTHER INTANGIBLE ASSETS — net	4,991,000	5,326,000

DEFERRED INCOME TAXES — net	431,000	629,000

RIGHT-OF-USE ASSETS – OPERATING LEASES	5,103,000	5,521,000

OTHER ASSETS — net	75,000	62,000

TOTAL ASSETS	$58,093,000	$61,004,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Short-term borrowings	$5,340,000	$7,570,000
Accounts payable	1,958,000	3,094,000
Accrued compensation and benefits	1,500,000	1,757,000
Accrued other liabilities	1,796,000	1,002,000
Current leased liabilities – operating leases	817,000	1,020,000
TOTAL CURRENT LIABILITIES	11,411,000	14,443,000

Noncurrent leased liabilities – operating leases	4,317,000	4,535,000
Other liabilities	56,000	70,000

TOTAL LIABILITIES	15,784,000	19,048,000

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued – 4,467,000 at June 30, 2023, and December 31, 2022	4,467,000	4,467,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	14,276,000	14,246,000
Retained earnings	34,505,000	34,251,000
Treasury stock, at cost – 1,273,000 shares at June 30, 2023, and December 31, 2022	(10,213,000)	(10,213,000)
Accumulated other comprehensive loss	(726,000)	(795,000)

TOTAL SHAREHOLDERS’ EQUITY	42,309,000	41,956,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$58,093,000	$61,004,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months		Six months
	ended June 30,		ended June 30,
	2023	2022	2023	2022
Net revenue	$16,163,000	$17,810,000	$31,906,000	$31,831,000
Cost of sales	10,328,000	12,174,000	20,328,000	21,684,000
Gross profit	5,835,000	5,636,000	11,578,000	10,147,000
Selling, general and administrative expenses	5,368,000	5,479,000	10,543,000	10,652,000
Operating income (loss)	467,000	157,000	1,035,000	(505,000)
Other (expense) income	(4,000)	(16,000)	31,000	(16,000)
Interest expense	(107,000)	(86,000)	(216,000)	(138,000)
Income (loss) before income tax	356,000	55,000	850,000	(659,000)
Income tax (expense) benefit	(119,000)	(76,000)	(276,000)	20,000
Net income (loss)	$237,000	$(21,000)	$574,000	$(639,000)

Basic and diluted earnings (loss) per share	$0.07	$(0.01)	$0.18	$(0.20)

Weighted average common shares outstanding:

Basic and diluted	3,195,000	3,185,000	3,195,000	3,177,000

Net income (loss)	$237,000	$(21,000)	$574,000	$(639,000)
Other comprehensive income (loss) - foreign currency translation adjustment	35,000	(146,000)	69,000	(196,000)
Total comprehensive income (loss)	$272,000	$(167,000)	$643,000	$(835,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

Three months ended June 30, 2023

								Accumulated
		Class A common		Additional				other
		stock, $1 par		paid-in	Retained	Treasury stock		comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss
Balance, April 1, 2023	$42,184,000	4,467,000	$4,467,000	$14,263,000	$34,428,000	(1,273,000)	$(10,213,000)	$(761,000)

Net income	237,000	—	—	—	237,000	—	—	—

Restricted common stock-based compensation	5,000	—	—	5,000	—	—	—	—

Stock-based compensation	8,000	—	—	8,000	—	—	—	—

Dividends	(160,000)	—	—	—	(160,000)	—	—	—

Foreign currency translation adjustment	35,000	—	—	—	—	—	—	35,000

Balance, June 30, 2023	$42,309,000	4,467,000	$4,467,000	$14,276,000	$34,505,000	(1,273,000)	$(10,213,000)	$(726,000)

Three months ended June 30, 2022

								Accumulated
		Class A common		Additional				other
		stock, $1 par		paid-in	Retained	Treasury stock		comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss
Balance, April 1, 2022	$43,181,000	4,453,000	$4,453,000	$14,176,000	$35,428,000	(1,273,000)	$(10,213,000)	$(663,000)

Net loss	(21,000)	—	—	—	(21,000)	—	—	—

Exercise of Stock Options	40,000	7,000	7,000	33,000	—	—	—	—

Restricted common stock-based compensation	12,000	7,000	7,000	5,000	—	—	—	—

Foreign currency translation adjustment	(146,000)	—	—	—	—	—	—	(146,000)

Balance, June 30, 2022	$43,066,000	4,467,000	$4,467,000	$14,214,000	$35,407,000	(1,273,000)	$(10,213,000)	$(809,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

Six months ended June 30, 2023

								Accumulated
		Class A common		Additional				other
		stock, $1 par		paid-in	Retained	Treasury stock		comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss
Balance, January 1, 2023	$41,956,000	4,467,000	$4,467,000	$14,246,000	$34,251,000	(1,273,000)	$(10,213,000)	$(795,000)

Net income	574,000	—	—	—	574,000	—	—	—

Restricted common stock-based compensation	14,000	—	—	14,000	—	—	—	—

Stock-based compensation	16,000	—	—	16,000	—	—	—	—

Dividends	(320,000)	—	—	—	(320,000)	—	—	—

Foreign currency translation adjustment	69,000	—	—	—	—	—	—	69,000

Balance, June 30, 2023	$42,309,000	4,467,000	$4,467,000	$14,276,000	$34,505,000	(1,273,000)	$(10,213,000)	$(726,000)

Six months ended June 30, 2022

								Accumulated
		Class A common		Additional				other
		stock, $1 par		paid-in	Retained	Treasury stock		comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss
Balance, January 1, 2022	$43,840,000	4,453,000	$4,453,000	$14,167,000	$36,046,000	(1,273,000)	$(10,213,000)	$(613,000)

Net loss	(639,000)	—	—	—	(639,000)	—	—	—

Exercise of Stock Options	40,000	7,000	7,000	33,000	—	—	—	—

Restricted common stock-based compensation	20,000	7,000	7,000	13,000	—	—	—	—

Stock-based compensation	1,000	—	—	1,000	—	—	—	—

Foreign currency translation adjustment	(196,000)	—	—	—	—	—	—	(196,000)

Balance, June 30, 2022	$43,066,000	4,467,000	$4,467,000	$14,214,000	$35,407,000	(1,273,000)	$(10,213,000)	$(809,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months
	ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$574,000	$(639,000)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Non-cash and other charges:
Depreciation	1,020,000	881,000
Amortization of other intangible assets	346,000	341,000
Amortization of operating lease assets	474,000	471,000
Amortization of debt issue costs	21,000	8,000
Amortization of consideration payable to a customer	—	135,000
Provision for losses on accounts receivable	47,000	42,000
Stock-based compensation	16,000	1,000
Stock-based compensation-options exercised	—	38,000
Restricted stock-based compensation	14,000	19,000
Deferred income taxes	287,000	(20,000)
Gain on disposal of fixed assets	(16,000)	(5,000)
Changes in operating assets and liabilities:
Accounts receivable	(2,547,000)	(2,276,000)
Inventories	3,445,000	(353,000)
Prepaid expenses and other current assets	1,735,000	1,302,000
Accounts payable	(1,138,000)	(778,000)
Accrued compensation and benefits	(261,000)	681,000
Accrued other liabilities and other current liabilities	708,000	(524,000)
Operating lease liabilities	(477,000)	(461,000)
Other liabilities	(14,000)	(17,000)
Total adjustments	3,660,000	(515,000)
Net cash provided by (used in) operating activities	4,234,000	(1,154,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months
	ended June 30,
	2023	2022
Cash Flows from Investing Activities:
Capital expenditures	$(1,682,000)	$(923,000)
Proceeds from the sale of fixed assets	34,000	—
Purchase of net assets of the Jackson Gear Company business	—	(2,300,000)
Net cash used in investing activities	(1,648,000)	(3,223,000)

Cash Flows from Financing Activities:
Dividend payments	(320,000)	—
Net (repayments on) proceeds from short-term borrowings	(2,230,000)	4,304,000
Proceeds from exercise of stock options	—	2,000
Bank financing costs	(35,000)	—
Net cash (used in) provided by financing activities	(2,585,000)	4,306,000

Effect of exchange rate changes on cash	(11,000)	(37,000)
Net decrease in cash	(10,000)	(108,000)
Cash at beginning of period	667,000	539,000
Cash at end of period	$657,000	$431,000

Supplemental disclosures of cash flow information:

Cash paid for:
Taxes	10,000	124,000
Interest	$255,000	$114,000

Non-cash information:
Right of Use (“ROU”) assets recognized for new operating lease liabilities	$—	$987,000

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

Florida Pneumatic

Florida Pneumatic directly, and through its wholly-owned subsidiaries Exhaust Technologies Inc. (“ETI”), Universal Air Tool Company Limited (“UAT”), and Jiffy Air Tool, Inc. (“Jiffy”) imports, manufactures, and markets pneumatic hand tools and related products of its own design, primarily to the retail, industrial, automotive and aerospace markets. Its products include sanders, grinders, drills, saws, and impact wrenches. These tools are similar in appearance and function to electric hand tools, but are powered by compressed air, rather than by electricity or a battery. Air tools, as they are more commonly referred to generally offer a better power-to-weight ratio than their electrical counterparts. Florida Pneumatic imports and/or manufactures approximately 75 types of pneumatic hand tools, most of which are sold at prices ranging from $50 to $1,000, under the names “Florida Pneumatic,” “Universal Tool”, “Jiffy Air Tool”, AIRCAT, NITROCAT, as well as under the trade names or trademarks of several private label customers. These products are sold to retailers, distributors, manufacturers and private label customers through in-house sales personnel and manufacturers’ representatives. The AIRCAT and NITROCAT brands of pneumatic tools are sold primarily to the automotive service and repair market (“automotive market”). Users of Florida Pneumatic’s hand tools include industrial maintenance and production personnel, do-it-yourself mechanics, professional automobile mechanics and auto body personnel. Jiffy manufactures and distributes pneumatic tools and components primarily to aerospace manufacturers.

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

COVID-19

The adverse effects of the COVID-19 global pandemic on the Company’s results of operations and financial condition during the three and six-month periods ended June 30, 2023, have decreased significantly, compared to the adverse effects the pandemic caused during the prior two years. The Company, however, continues to encounter intermittent supply-chain issues, most notably shipping and receiving delays of inventory from its Asian suppliers, in turn causing shortages of inventory. While the negative effects that the Company was encountering during the COVID-19 pandemic in general have eased, it is difficult for the Company to be certain that the inventory issue discussed above is in fact COVID-19 related.

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

As of June 30, 2023, the Company had borrowing availability on its bank facility of $9,324,000. The Company is not in default on any bank covenant and believes its relationship with the bank is good. See Note 8 – Debt, for further discussion.

The accompanying consolidated financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business.

Customer Concentration

The Company had one customer that accounted for 24.7% and 24.3% of its consolidated accounts receivable at June 30, 2023, and December 31, 2022, respectively. Further, this customer accounted for 18.1% and 27.1% of the Company’s consolidated revenue during the three-month periods ended June 30, 2023, and 2022, respectively, and 17.1% and 24.6% for the six months ended June 30, 2023, and 2022, respectively. There was no other customer that accounted for more than 10% of our consolidated revenue during these periods.

Management Estimates

The preparation of financial statements and related disclosures in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses in those financial statements. Certain significant accounting policies that contain subjective management estimates and assumptions include those related to revenue recognition, inventory, goodwill, intangible assets and other long-lived assets, income taxes, deferred taxes. Descriptions of these policies are discussed in the Company’s 2022 Form 10-K. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and adjusts when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

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

The Company’s operating leases include vehicles, office space and the use of real property. The Company has not identified any new material finance leases during the three-month period ended June 30, 2023.

The Company considers any options to extend the term of a lease when measuring the right-of-use lease asset.

For the three and six-month periods ended June 30, 2023, the Company had $237,000 and $474,000, respectively, in operating lease expense, and $240,000 and $471,000, respectively, for the same three and six-month periods in 2022.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities:

2023 (excluding the six months ended June 30, 2023)	$369,000
2024	923,000
2025	816,000
2026	691,000
2027	719,000
Thereafter	2,727,000
Total operating lease payments	6,245,000
Less imputed interest	(1,111,000)
Total operating lease liabilities	$5,134,000

Weighted average remaining lease term	7.7	years
Weighted average discount rate	5.02%

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BUSINESS AND SUMMARY OF ACCOUNTING POLICIES - (Continued)

Revenue Recognition

The Company’s revenue recognition policies are detailed in its 2022 Form 10-K. The following tables present the Company’s revenues recognized under ASC Topic 606, “Revenue from Contracts with Customers”, for the three and six-month periods ended June 30, 2023, and 2022.

Florida Pneumatic

Florida Pneumatic markets its air tool products to four primary sectors within the pneumatic tool market: Retail, Automotive, Industrial and Aerospace. It also generates revenue from its Berkley products line, as well as a line of air filters and other OEM parts, which are reported as Other.

	Three months ended June 30,
	2023		2022		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Automotive	$3,503,000	32.3%	$3,853,000	30.4%	$(350,000)	(9.1)%
Retail	2,920,000	26.9	4,826,000	38.1	(1,906,000)	(39.5)
Industrial	1,337,000	12.3	1,705,000	13.5	(368,000)	(21.6)
Aerospace	2,963,000	27.3	2,179,000	17.2	784,000	36.0
Other	122,000	1.2	103,000	0.8	19,000	18.4
Total	$10,845,000	100.0%	$12,666,000	100.0%	$(1,821,000)	(14.4)%

	Six months ended June 30,
	2023		2022		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Automotive	$6,762,000	32.6%	$7,734,000	33.7%	$(972,000)	(12.6)%
Retail	5,470,000	26.3	7,845,000	34.2	(2,375,000)	(30.3)
Industrial	2,914,000	14.0	3,111,000	13.6	(197,000)	(6.3)
Aerospace	5,374,000	25.9	3,994,000	17.4	1,380,000	34.6
Other	249,000	1.2	263,000	1.1	(14,000)	(5.3)
Total	$20,769,000	100.0%	$22,947,000	100.0%	$(2,178,000)	(9.5)%

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

	Three months ended June 30,
	2023		2022		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
OEM	$2,676,000	50.3%	$2,542,000	49.4%	$134,000	5.3%
ATP	808,000	15.2	945,000	18.4	(137,000)	(14.5)
PTG	1,742,000	32.8	1,583,000	30.8	159,000	10.0
Other	92,000	1.7	74,000	1.4	18,000	24.3
Total	$5,318,000	100.0%	$5,144,000	100.0%	$174,000	3.4%

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BUSINESS AND SUMMARY OF ACCOUNTING POLICIES - (Continued)

Revenue Recognition – Continued

Hy-Tech - Continued

	Six months ended June 30,
	2023		2022		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
OEM	$5,749,000	51.6%	$4,507,000	50.7%	$1,242,000	27.6%
ATP	1,505,000	13.5	1,687,000	19.0	(182,000)	(10.8)
PTG	3,674,000	33.0	2,522,000	28.4	1,152,000	45.7
Other	209,000	1.9	168,000	1.9	41,000	24.4
Total	$11,137,000	100.0%	$8,884,000	100.0%	$2,253,000	25.4%

Recently Adopted Accounting Pronouncements

During the three-month period ended June 30, 2023, there were no accounting pronouncements or other authoritative guidance issued or that became effective, that had, or is expected to have, a material impact on the Company’s consolidated financial statements.

NOTE 2 - EARNINGS /(LOSS) PER SHARE

Basic earnings (loss) per common share is based only on the weighted average number of shares of Common Stock outstanding for the periods presented. Diluted earnings (loss) per common share reflects the effect of shares of Common Stock issuable upon the exercise of options unless the effect on earnings is anti-dilutive.

Diluted earnings (loss) per common share is computed using the treasury stock method. Under this method, the aggregate number of shares of Common Stock outstanding reflects the assumed use of proceeds from the hypothetical exercise of any outstanding options to purchase shares of Common Stock. The average market value for the period is used as the assumed purchase price.

The following table sets forth the elements of basic and diluted earnings (loss) income per common share:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator for basic and diluted (loss) income per common share:
Net income (loss)	$237,000	$(21,000)	$574,000	$(639,000)

Denominator:
Denominator for basic income (loss) per share - weighted average common shares outstanding	3,195,000	3,185,000	3,195,000	3,177,000
Dilutive securities (1)	—	—	—	—
Denominator for diluted (loss) income per share - weighted average common shares outstanding	3,195,000	3,185,000	3,195,000	3,177,000
(1)	Dilutive securities consist of the “in the money” stock options. There were no “in the money” stock options at June 30, 2023. In the event of a loss, options are considered anti-dilutive and would therefore not be included in the calculation of diluted loss per share.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 – STOCK-BASED COMPENSATION

There were no options or shares of the Company’s common stock granted or issued during the three-month period ended June 30, 2023.

The table below presents stock options for the six-month period ended June 30, 2023.

		Weighted	Weighted average
		average	remaining	Aggregate
		exercise	contractual life	Intrinsic
	Option shares	price	(years)	Value
Outstanding, January 1, 2023	127,600	$7.41	3.3	$—
Forfeited	(5,000)	—	—	—
Expired	(43,850)	—	—	—
Outstanding, June 30, 2023	78,750	7.15	4.2	$—
Vested, June 30, 2023	78,750	7.15	4.2	$—

Restricted Stock

On May 25, 2022, the Company granted 1,250 restricted shares of its Common Stock to each non-employee member of its Board of Directors, totaling 6,250 restricted shares. The Company determined that the fair value of these shares was $5.50 per share, which was the closing price of the Company’s Common Stock on the date of the grant. These shares could not have been traded earlier than the first anniversary of the grant date. The Company ratably amortized the total non-cash compensation expense of approximately $34,000 to selling, general and administrative expenses during the period beginning May 2022 through May 2023.

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

As of June 30, 2023, and December 31, 2022, the carrying amounts reflected in the accompanying consolidated balance sheets for current assets and current liabilities approximated fair value due to the short-term nature of these accounts.

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

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 5 – ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	June 30, 2023	December 31, 2022
Accounts receivable	$10,245,000	$7,683,000
Allowance for doubtful accounts, sales discounts and chargebacks	(360,000)	(313,000)
	$9,885,000	$7,370,000

Net accounts receivable at January 1, 2022, was $ 7,550,000.

NOTE 6 – INVENTORIES

Inventories consist of:

	June 30, 2023	December 31, 2022
Raw material	$1,579,000	$2,000,000
Work in process	2,115,000	2,242,000
Finished goods	17,402,000	20,249,000
	$21,096,000	$24,491,000

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill are as follows:

Balance, January 1, 2023	$4,822,000
Currency translation adjustment	7,000
Balance, June 30, 2023	$4,829,000

Other intangible assets

	June 30, 2023			December 31, 2022
		Accumulated	Net book		Accumulated	Net book
	Cost	amortization	value	Cost	amortization	value
Other intangible assets:
Customer relationships (1)	$6,932,000	$4,395,000	$2,537,000	$6,921,000	$4,099,000	$2,822,000
Trademarks and trade names (1)	2,174,000	—	2,174,000	2,166,000	—	2,166,000
Trademarks and trade names	200,000	93,000	107,000	200,000	86,000	114,000
Engineering drawings	330,000	276,000	54,000	330,000	268,000	62,000
Non-compete agreements (1)	327,000	319,000	8,000	322,000	303,000	19,000
Patents	1,286,000	1,175,000	111,000	1,286,000	1,143,000	143,000
Totals	$11,249,000	$6,258,000	$4,991,000	$11,225,000	$5,899,000	$5,326,000
(1)	A portion of these intangibles are maintained in a foreign currency and are therefore subject to foreign exchange rate fluctuations.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS – (Continued)

Amortization expense of intangible assets subject to amortization was as follows:

Three months ended June 30,		Six months ended June 30,
2023	2022	2023	2022
$167,000	$164,000	$346,000	$341,000

Amortization expense for the balance of 2023, and for each of the next four years and thereafter is estimated to be as follows:

July 1 through December 31, 2023	$341,000
2024	640,000
2025	611,000
2026	412,000
2027	198,000
Thereafter	615,000
$2,817,000

The weighted average amortization period for intangible assets was as follows:

	June 30, 2023	December 31, 2022
Customer relationships	5.6	5.9
Trademarks and trade names	8.0	8.5
Engineering drawings	3.6	4.1
Non-compete agreements	0.5	1.0
Patents	4.2	4.1

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

On March 24, 2023, the Company and the Bank entered into Amendment No. 11 (“Amendment 11”) to the Credit Agreement, which among other things:

●	extended the expiration date to February 8, 2027; and
●	eliminated a $1,600,000 Capex Loan line of credit.

Under the terms of Amendment No. 10, to the Credit Agreement, dated April 12, 2022, the Company began applying Secured Overnight Financing Rate, (“SOFR”) SOFR rates instead of the London Inter-Bank Offered Rate, (LIBOR). The Company will continue to be subject to the number of SOFR borrowings. The change from LIBOR to SOFR did not have a significant effect on the Company’s consolidated financial statements.

At June 30, 2023, short-term or Revolver borrowing was $5,340,000, compared to $7,570,000 at December 31, 2022. The average balance of short-term borrowings during the three and six-month periods ended June 30, 2023, were $7,060,000 and $7,173,000, respectively, compared to $11,544,000 and $10,855,000, respectively, for the same periods in 2022.

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

During the three and six-month periods ended June 30, 2023, and at December 31, 2022, Applicable Margin Rates, as defined in the Credit Agreement were 2.10% and 1.10%, respectively for SOFR and Base Rate borrowings. Additionally, at June 30, 2023, and December 31, 2022, there was approximately $9,324,000 and $7,678,000, respectively, available to the Company under its Revolver arrangement.

NOTE 9 – SUBSEQUENT EVENT

On August 8, 2023, the Company’s Board of Directors declared a quarterly cash dividend in the amount equal to $0.05 per share, which will be payable on August 25, 2023 to all shareholders of record as of the close of business on August 21, 2023. The Company estimates the total cash outlay to be approximately $160,000.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of P&F Industries, Inc. and subsidiaries (“P&F”, or the “Company”). P&F and its representatives may, from time-to-time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to shareholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “would,” “could,” “should,” and their opposites and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. Any forward-looking statements contained herein, including those related to the Company’s future performance, are based upon the Company’s historical performance and on current plans, estimates and expectations. All forward-looking statements involve risks and uncertainties. These risks and uncertainties could cause the Company’s actual results for all or part the 2023 fiscal year and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company for a number of reasons including, but not limited to:

●	Risks associated with sourcing from overseas;
●	Disruption in the global capital and credit markets;
●	Importation delays;
●	Customer concentration;
●	Unforeseen inventory adjustments or changes in purchasing patterns;
●	Market acceptance of products;
●	Competition;
●	Price reductions;
●	Exposure to fluctuations in energy prices;
●	The strength of the retail economy in the United States and abroad;
●	Risks associated with Brexit;
●	Adverse changes in currency exchange rates;
●	Interest rates;
●	Debt and debt service requirements;
●	Borrowing and compliance with covenants under our credit facility;
●	Impairment of long-lived assets and goodwill;
●	Retention of key personnel;
●	Acquisition of businesses;
●	Regulatory environment;
●	Litigation and insurance;
●	Risks related to the global outbreak of COVID-19 and other public health crises;
●	The threat of terrorism and related political instability and economic uncertainty;
●	Business disruptions or other costs associated with information technology, cyber-attacks, system implementations, data privacy or catastrophic losses;

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

OVERVIEW

During the three-month period ended June 30, 2023, significant factors that impacted our results of operations were the:

●	Significant improvement in gross margin at both Hy-Tech and Florida Pneumatic.
●	Decline in Florida Pneumatic’s Retail revenue.
●	Higher interest rates.

OUR BUSINESS

Florida Pneumatic

Florida Pneumatic directly, and through its wholly-owned subsidiaries Exhaust Technologies Inc. (“ETI”), Universal Air Tool Company Limited (“UAT”), and Jiffy Air Tool, Inc. (“Jiffy”) imports, manufactures, and markets pneumatic hand tools and related products of its own design, primarily to the retail, industrial, automotive, and aerospace markets. Its products include sanders, grinders, drills, saws, and impact wrenches. These tools are similar in appearance and function to electric hand tools, but are powered by compressed air, rather than by electricity or a battery. Air tools, as they are more commonly referred to, generally offer better performance, and weigh less than their electrical counterparts. Florida Pneumatic imports and/or manufactures approximately 75 types of pneumatic hand tools, most of which are sold at prices ranging from $50 to $1,000, under the names “Florida Pneumatic,” “Universal Tool”, “Jiffy Air Tool”, AIRCAT, NITROCAT, as well as under the trade names or trademarks of several private label customers. These products are sold to retailers, distributors, manufacturers and private label customers through in-house sales personnel and manufacturers’ representatives. The AIRCAT and NITROCAT brands of pneumatic tools are sold primarily to the automotive service and repair market (“automotive market”). Users of Florida Pneumatic’s hand tools include industrial maintenance and production personnel, do-it-yourself mechanics, professional automobile mechanics and auto body personnel. Jiffy manufactures and distributes pneumatic tools and components primarily to aerospace manufacturers.

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

Hy-Tech’s “Engineered Solutions” products are sold directly to Original Equipment Manufacturers (“OEM”), and industrial branded products are sold through a broad network of specialized industrial distributors serving the power generation, petrochemical, aerospace, construction, railroad, mining, ship building and fabricated metals industries. Hy-Tech works directly with its industrial customers, designing and manufacturing products from finished components to complete turnkey systems to be sold under their own brand names.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Descriptions of these policies are discussed in the 2022 Form 10-K, and in the notes to these consolidated financial statements. Certain of these accounting policies require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate estimates, including, but not limited to those related to revenue recognition, inventory reserves, goodwill and intangible assets, taxes, and deferred taxes. We base our estimates on historical data and experience, when available, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As future events and their effects cannot be determined with precision, actual results could differ significantly from those estimates and assumptions. Significant changes, if any, in those estimates resulting from continuing changes in the economic environment will be reflected in the consolidated financial statements in future periods.

The Company’s significant accounting policies are described in “Note 1: Summary of Significant Accounting Policies” to the Company’s 2022 Form 10-K.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

TRENDS AND UNCERTAINTIES

INTERNATIONAL SUPPLY CHAIN

Although much less than during the three and six-month periods ended June 30, 2022, we continue to encounter delays in receiving inventory from our Asian suppliers, which leads to intermittent shortages of inventory. Our ocean and domestic freight costs, which had increased significantly during the COVID-19 pandemic, are slowly approaching pre-pandemic levels.

DOMESTIC TRANSPORTATION COSTS

Although domestic transportation costs and associated issues discussed in prior filings have improved, compared to the prior year, they remain above pre-pandemic levels. The availability of port to warehouse transportation services has also improved compared to 2022.

At the present time, we believe that some or all of the above-mentioned uncertainties may continue for some time. While we believe that most of the related costs associated with the issues discussed above have been factored into our selling price, there is no assurance that we will be able to pass through any future additional direct costs or costs incurred related to our international supply chain issues in the future.

IMPACT OF INFLATION/GEOPOLITICAL ISSUES

We believe that the current and projected levels of inflation, as well as a possible economic recession will likely continue to have an effect on our manufacturing and operating costs. At the present time, we are unable to reasonably estimate the impact inflation and geo-political issues will have on our results of operations for the foreseeable future.

We believe that our results of operations and financial condition during the three and six-month periods ended June 30, 2023, have not been impacted by the Russia-Ukraine conflict; however, we cannot predict what impact this conflict may have on our results in the future.

BOEING

Sales of aircraft by Boeing, a Jiffy customer, have been depressed since the two 737 MAX crashes in 2018 and 2019. Further, the Federal Aviation Administration grounded all 737 MAX aircraft for several quarters. These events, coupled with the COVID-19 pandemic, reduced Boeing’s aircraft production levels to well below those prior to the pandemic and the grounding. In 2019, Boeing produced 52 737 MAX aircraft per month. It is currently still producing below that level. Per Boeing, it plans to return to those levels in 2025 and expects to add a fourth 737 MAX production line in 2024. We believe that these stated plans along with the return of the Boeing 787 aircraft shipments, which has also had production delays to full production, will be beneficial to P&F’s aerospace sales in the next several years.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

TRENDS AND UNCERTAINTIES – Continued

TECHNOLOGIES

We believe that over time, several newer technologies and features will have a greater effect on the market for our traditional pneumatic tool offerings. So far, the greatest impact has been on the automotive aftermarket with the advent of advanced cordless operated tools. Currently, we do not offer a cordless tool to the automotive aftermarket. However, with respect to the industrial market, we have developed for one of our largest OEM customers a tool mechanism that is incorporated into a major line of their cordless power tools. These tools have been in full production with our supplied system for several years and our sales of these products have continued to grow over that time. We continue to analyze the practicality of developing or incorporating newer technologies in our tool platforms for other markets as well. This includes adding our internally developed mechanisms to existing cordless power sources as well as producing complete cordless tool systems. In addition, we have recently developed a cordless installation tool for the aerospace market. We have begun taking orders for this product and we expect to introduce an additional version later in 2023.

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

RESULTS OF OPERATIONS

REVENUE

The tables below provide an analysis of our net revenue for the three-month periods ended June 30, 2023, and 2022:

Consolidated

	Three months ended June 30,
			Increase (Decrease)
	2023	2022	$	%
Florida Pneumatic	$10,845,000	$12,666,000	$(1,821,000)	(14.4)%
Hy-Tech	5,318,000	5,144,000	174,000	3.4
Consolidated	$16,163,000	$17,810,000	$(1,647,000)	(9.2)%

	Six months ended June 30,
			Increase (Decrease)
	2023	2022	$	%
Florida Pneumatic	$20,769,000	$22,947,000	$(2,178,000)	(9.5)%
Hy-Tech	11,137,000	8,884,000	2,253,000	25.4
Consolidated	$31,906,000	$31,831,000	$75,000	0.2%

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

	Three months ended June 30,
	2023		2022		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Automotive	$3,503,000	32.3%	$3,853,000	30.4%	$(350,000)	(9.1)%
Retail	2,920,000	26.9	4,826,000	38.1	(1,906,000)	(39.5)
Industrial	1,337,000	12.3	1,705,000	13.5	(368,000)	(21.6)
Aerospace	2,963,000	27.3	2,179,000	17.2	784,000	36.0
Other	122,000	1.2	103,000	0.8	19,000	18.4
Total	$10,845,000	100.0%	$12,666,000	100.0%	$(1,821,000)	(14.4)%

	Six months ended June 30,
	2023		2022		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Automotive	$6,762,000	32.6%	$7,734,000	33.7%	$(972,000)	(12.6)%
Retail	5,470,000	26.3	7,845,000	34.2	(2,375,000)	(30.3)
Industrial	2,914,000	14.0	3,111,000	13.6	(197,000)	(6.3)
Aerospace	5,374,000	25.9	3,994,000	17.4	1,380,000	34.6
Other	249,000	1.2	263,000	1.1	(14,000)	(5.3)
Total	$20,769,000	100.0%	$22,947,000	100.0%	$(2,178,000)	(9.5)%

Automotive revenue declined this quarter, compared to the same period in 2022, due primarily to an across-the-board price increase in all distribution channels in order to address rising input costs. This change in pricing strategy led to a decline in the number of unit sales and thus overall revenue in this category. However, Automotive gross margin improved as a result of this change. With respect to our Retail revenue, during the second quarter of 2022 we shipped a stocking rollout, with no such new product rollout occurring during 2023. Additionally, The Home Depot (“THD”) continued its efforts that began earlier this year of: a) reducing the number of individual stock keeping units offered, as well as the quantity of each; b) reducing the display area of their pneumatic tools, and c) increased pressure from on-line distributors, as well as and other “brick and mortar” retailers expanding their presence in this product line. Partially offsetting the above-mentioned declines our Aerospace revenue improved 36.0% when comparing the second quarter of 2023 to the same period in 2022. This improvement was driven by, among other factors, increased demand for new consumable parts, that Jiffy has begun to market, and improved market conditions in both the commercial and military aviation. Lastly, we believe the fall-off in Industrial revenue was driven by economic uncertainty and concerns of rising inflation and concerns of a possible recession.

Florida Pneumatic’s six-month revenue analysis is quite similar to that of its second quarter 2023. When compared to the six-month period ended June 30, 2022, Automotive revenue declined 12.6%, due primarily to our revised pricing and marketing changes put into effect mid-2022. As will be discussed later in this discussion and analysis, this change contributed to an overall improvement in Florida Pneumatic’s gross margin. The significant factors causing the decline in our Retail revenue for the six-month periods ended June 30, 2023, compared to the same period in 2022 was the product rollout that occurred in the second quarter of 2022 with no such event occurring during 2023. This year-over-year decline was also driven by THD’s decisions to lower its inventory of floor display space this year. During the six-month period ended June 30, 2023, Aerospace revenue increased 34.6%, when compared to the same period in the prior year. The improvement was driven by resurgence in both the commercial and military components of the Aerospace sector, and increased demand for the new, consumable parts that Jiffy has begun to market.

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

	Three months ended June 30,
	2023		2022		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
OEM	$2,676,000	50.3%	$2,542,000	49.4%	$134,000	5.3%
ATP	808,000	15.2	945,000	18.4	(137,000)	(14.5)
PTG	1,742,000	32.8	1,583,000	30.8	159,000	10.0
Other	92,000	1.7	74,000	1.4	18,000	24.3
Total	$5,318,000	100.0%	$5,144,000	100.0%	$174,000	3.4%

	Six months ended June 30,
	2023		2022		Increase
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
OEM	$5,749,000	51.6%	$4,507,000	50.7%	$1,242,000	27.6%
ATP	1,505,000	13.5	1,687,000	19.0	(182,000)	(10.8)
PTG	3,674,000	33.0	2,522,000	28.4	1,152,000	45.7
Other	209,000	1.9	168,000	1.9	41,000	24.4
Total	$11,137,000	100.0%	$8,884,000	100.0%	$2,253,000	25.4%

The net improvement in Hy-Tech’s revenue this quarter, compared to the same three-month period in 2022, was driven by the 10% growth of PTG’s revenue. This improvement is due to improved manufacturing efficiency and an increase in new business. Additionally, its OEM revenue improved 5.3%, due primarily to improving market conditions. The above improvements were partially offset by a decline in its ATP revenue. This decline in ATP revenue is attributable to our decision to focus our marketing efforts on OEM and PTG product offerings. The increase in Hy-Tech’s Other revenue was due to stronger NUMATX and general machining revenue growth this quarter, compared to the same three-month period in 2022.

The 25.4% year-to-date increase in Hy-Tech’s total revenue was primarily driven by its first quarter results. The approximate $1.2 million increase in OEM revenue was driven by growth in certain markets that are served by a number of Hy-Tech’s OEM customers. The markets served by our customers include multiple industrial applications, as well as the tool rental market. PTG revenue for the six-month period ended June 30, 2023, increased 45.7% when compared to the same period in the prior year. This improvement was driven by the acquisition of the Jackson Gear Company business acquired in January 2022. The increase in Hy-Tech’s Other revenue was due to stronger NUMATX and general machining revenue growth this quarter, compared to the same three-month period in 2022. The modest decline in ATP revenue is attributable to our decision to focus our marketing efforts on OEM and PTG product offerings.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

RESULTS OF OPERATIONS - (Continued)

GROSS MARGIN/PROFIT

	Three months ended June 30,		Increase (decrease)
	2023	2022	Amount		%
Florida Pneumatic	$4,511,000	$4,771,000	$(260,000)		(5.4)%
As percent of respective revenue	41.6%	37.7%	3.9%	pts
Hy-Tech	$1,325,000	$865,000	$460,000		53.2
As percent of respective revenue	24.9%	16.8%	8.1%	pts
Total	$5,836,000	$5,636,000	$200,000		3.5%
As percent of respective revenue	36.1%	31.6%	4.5%	pts

	Six months ended June 30,		Increase (decrease)
	2023	2022	Amount		%
Florida Pneumatic	$8,787,000	$8,721,000	$66,000		0.8%
As percent of respective revenue	42.3%	38.0%	4.3%	pts
Hy-Tech	$2,791,000	$1,426,000	$1,365,000		95.7
As percent of respective revenue	25.1%	16.1%	9.0%	pts
Total	$11,578,000	$10,147,000	$1,431,000		14.1%
As percent of respective revenue	36.3%	31.9%	4.4%	pts

Florida Pneumatic’s gross margin for the three-month period ended June 30, 2023, improved compared to the same period in the prior year principally due to a shift away from their lower margin Retail and Automotive product lines to the higher margin, Industrial and Aerospace categories. Further, during the latter half of 2022, we raised prices in all product categories, which contributed to the improved gross margin.

During the second fiscal quarter of 2023 Hy-Tech’s gross margin increased 8.1 percentage points, when compared to the same period in 2022. This improvement was due primarily to product/customer mix. Additionally, as was the case for our first quarter 2023 results, Hy-Tech continued to pursue cost and expense reductions, and coupled with revisions in pricing structure, enabled Hy-Tech to improve its blended gross margin, thus contributing to the overall gross margin improvement.

As with its results for the quarter, Florida Pneumatic’s gross margin for the six-month period ended June 30, 2023, improved compared to the same period in the prior year principally due to a shift away from their lower margin product lines to the higher margin, categories. Further, during the latter half of 2022, we raised prices in all product categories, which contributed to the improved gross margin. This change in marketing strategy and pricing adjustments led to a 4.3 percentage point year-to-date improvement over the same period in the prior year.

The improvement in Hy-Tech’s six-month gross margin is due primarily to product/customer mix. Further, during this period, Hy-Tech was able to reduce manufacturing costs and expenses. Also as noted above, beginning in 2022, Hy-Tech modified its pricing structure, which enabled Hy-Tech to improve its gross margin. Additionally, Hy-Tech will continue to focus on improving manufacturing overhead absorption, particularly at its PTG facility.

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

During the second quarter of 2023, our SG&A was $5,368,000 compared to $5,479,000, incurred during the same three-month period in 2022. Significant components to the net change include a) compensation expenses increased $6,000; b) stock-based compensation decreased $38,000; c) professional fees and other expenses (i.e. accounting, legal, consulting, etc.) had net increase of $186,000; and d) variable expenses declined $281,000. Variable expenses include among other items, commissions, freight out, travel, advertising, shipping supplies and warranty costs. Driving this decline was lower advertising and shipping costs at Florida Pneumatic, caused primarily by lower Retail revenue this quarter and a reduction in discretionary Automotive advertising expenses, compared to the same period a year ago.

Our SG&A for the six-month period ended June 30, 2023, was $10,543,000, compared to $10,652,000 for the same six-month period a year ago. Key components of this net decline include among other things a reduction in variable expenses of $315,000, due primarily to lower Retail sales, and lower stock-based compensation of $39,000. The above-mentioned reductions were partially offset by increases in compensation expenses of $112,000, depreciation and amortization expense of $70,000, and $100,000 of professional fees and other expenses.

OTHER EXPENSE (INCOME) - net

During the three-month period ended June 30, 2023, we recognized a net expense of $4,000, which was primarily due to a loss on the disposal of equipment. During the three-month period ended March 31, 2023, we recognized a gain of $21,000 from the sale of fully depreciated equipment. Additionally, as a result of final resolution of our Employee Retention Tax Credit (“ERTC”) filing, we recorded an additional $15,000 as Other Income. The ERTC income is subject to federal and local tax.

Other expense recorded during the three and six-month periods ended June 30, 2022, consisted primarily of adjustments to the fair value of certain assets during the second quarter of 2022.

INTEREST – NET

	Three months ended June 30,		(Increase) decrease
	2023	2022	Amount	%
Interest expense attributable to:
Short-term borrowings	$112,000	$89,000	$(23,000)	(25.8)%
Amortization expense of debt issue costs	3,000	4,000	1,000	25.0
ERTC interest	(8,000)	(7,000)	1,000	14.3
Total	$107,000	$86,000	$(21,000)	(24.4)%

	Six months ended June 30,		(Increase) decrease
	2023	2022	Amount	%
Interest expense attributable to:
Short-term borrowings	$236,000	$137,000	$(99,000)	(72.3)%
Amortization expense of debt issue costs	22,000	8,000	(14,000)	(175.0)
ERTC interest	(42,000)	(7,000)	35,000	500.0
Total	$216,000	$138,000	$(78,000)	(56.5)%

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

INTEREST – NET-Continued

The most significant factor causing the increase in our short-term borrowings interest expense this quarter, compared to the same three-month period in 2022, was the increase SOFR and prime rates. Most of our borrowings are SOFR plus Applicable Margin. The Applicable Margin, as defined in our Credit Agreement, during the three-month period ended June 30, 2023, was 2.10% applied to all SOFR borrowings and 1.10% applied to Base Rate borrowings. The Applicable Margins that were added to LIBOR and Base Rate borrowings during the three-month period ended June 30, 2022, were 1.50% and 0.50%, respectively. Driven by the general increase in the cost of short-term borrowing rates, during the three-month period ended June 30, 2023, the SOFR ranged from 4.76% to 5.15%, compared to LIBOR, which we were using during the second quarter of 2022 that ranged from 0.43% to 1.51%. The Prime Rate during the three-month period ended June 30, 2023, ranged from 8.00% to 8.25%, compared to a range of 3.5% to 4.00%, during the same period a year ago.

The average balance of short-term borrowings during the three-month periods ended June 30, 2023, and 2022, were $7,060,000, and $11,544,000, respectively.

As discussed in Note 8, in late March 2023, we and the Bank amended the Credit Agreement, and as a result, we wrote off the balance of the unamortized debt issue cost as of the date of Amendment No.11 during the first quarter of 2023. The Debt issue costs incurred in connection with the above-referenced Amendment No. 11, are being amortized through the expiration date of credit Agreement, which is February 2027.

INCOME TAXES

At the end of each interim reporting period, we compute an effective tax rate based upon our estimated full year results. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods. Accordingly, the effective tax rate for the three and six-month periods ended June 30, 2023, were approximately 33.4% and 32.5%, respectively, and for the same periods in 2022, the effective tax rates were a tax expense of 138.2% and a tax benefit of 3.0%, respectively. The effective tax rates for all periods presented were impacted primarily by state taxes and non-deductible expenses.

LIQUIDITY AND CAPITAL RESOURCES

We monitor such metrics as days’ sales outstanding, inventory requirements, inventory turns, estimated future purchasing requirements and capital expenditures to project liquidity needs, as well as evaluate return on assets. Our primary source of funds is our Revolver loan with our Bank.

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	June 30, 2023	December 31, 2022
Working capital	$21,245,000	$20,838,000
Current ratio	2.86 to 1	2.44 to 1
Shareholders’ equity	$42,309,000	$41,956,000

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

LIQUIDITY AND CAPITAL RESOURCES - Continued

Credit Agreement

Our Credit Agreement is discussed in Note 8 to our consolidated financial statements. As discussed therein, we and the Bank entered into an amendment to the Credit Facility that, among other things, extended the expiration date to February 8, 2027.

At June 30, 2023, there was approximately $9,324,000 available to us under the Revolver arrangement.

Cash Flows

For the six-month period ended June 30, 2023, cash provided by operating activities was $4,234,000, compared to cash used in operating activities for the six-month period ended June 30, 2022, of $1,154,000. At June 30, 2023, and December 31, 2022, our consolidated cash balance was $657,000, and $667,000, respectively. We operate under the terms and conditions of the Credit Agreement. As a result, all domestic cash receipts are remitted to Capital One lockboxes. Thus, nearly all cash on hand represents funds to cover checks issued but not yet presented for payment.

Our total debt to total book capitalization (total debt divided by total debt plus equity) at June 30, 2023, was 11.2%, compared to 15.3% at December 31, 2022.

During the six-month period ended June 30, 2023, we used $1,682,000 for capital expenditures, compared to $923,000 during the same period in the prior year. Capital expenditures currently planned for the remainder of 2023 are approximately $1,300,000, which we expect will be financed through the Credit Facility.

The major portion of these planned capital expenditures will be for new metal cutting equipment, tooling and information technology hardware and software.

Our liquidity and capital are primarily sourced from the Credit Agreement, described in Note 8 – Debt, to our consolidated financial statements, and cash from operations.

Should the need arise whereby the current Credit Agreement is insufficient, we believe we could obtain additional funds based on the value of our real property and believe the borrowing under the current Agreement could be increased.

Customer concentration

Refer to Note 1 – Business and summary of accounting policies – Customer Concentration for a detailed discussion.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

IMPACT OF INFLATION

During the six-month period ended June 30, 2023, with respect to our cost of inventory, we encountered price increases in raw materials, and labor. Additionally, our operating costs continue to encounter cost/price increases. It is difficult to accurately determine what portion of the above referenced increases are attributable to inflation. We have been able to pass through most of the above-mentioned price increases, however we cannot predict our ability to continue this practice, nor to what degree. We intend to continue to actively manage the impact of inflation on our results of operations; however, we cannot reasonably estimate possible future impacts at this time.

NEW ACCOUNTING PRONOUNCEMENTS

There were no new accounting standards or pronouncements that became effective during the three-month period ended June 30, 2023, that had a material impact on our consolidated financial statements.

We do not believe that any recently issued, but not yet effective accounting standard, if adopted, will have a material effect on our consolidated financial statements.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.         Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated, as of June 30, 2023, the effectiveness of the Company’s disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2023, the Company’s management, including its CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective at that date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, identified in connection with the evaluation required by Exchange Act Rule 13a-15(d), that occurred during our most recently completed fiscal quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

P&F INDUSTRIES, INC.
(Registrant)

/s/ JOSEPH A. MOLINO, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: August 11, 2023	(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit

10.1

Amendment No. 3 to Executive Employment Agreement, dated as of June 6, 2023, by and between the Registrant and Joseph A. Molino, Jr. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated.June 6, 2023).

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