Form 10-Q
period 2023-09-30
P&F INDUSTRIES INC
filed 2023-11-09
CIK 75340

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

As of November 6, 2023, there were 3,194,699 shares of the registrant’s Class A common stock outstanding.

P&F INDUSTRIES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(unaudited)	(See Note 1)
ASSETS
CURRENT ASSETS

Cash	$338,000	$667,000
Accounts receivable — net	8,734,000	7,370,000
Inventories	20,517,000	24,491,000
Prepaid expenses and other current assets	908,000	2,753,000
TOTAL CURRENT ASSETS	30,497,000	35,281,000

PROPERTY AND EQUIPMENT
Land	507,000	507,000
Buildings and improvements	4,330,000	4,087,000
Machinery and equipment	29,345,000	28,057,000
	34,182,000	32,651,000
Less accumulated depreciation and amortization	24,403,000	23,288,000
NET PROPERTY AND EQUIPMENT	9,779,000	9,363,000

GOODWILL	4,823,000	4,822,000

OTHER INTANGIBLE ASSETS — net	4,809,000	5,326,000

DEFERRED INCOME TAXES — net	639,000	629,000

RIGHT-OF-USE ASSETS	4,745,000	5,521,000

OTHER ASSETS — net	161,000	62,000

TOTAL ASSETS	$55,453,000	$61,004,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(unaudited)	(See Note 1)
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES

Short-term borrowings	$2,664,000	$7,570,000
Accounts payable	2,767,000	3,094,000
Accrued compensation and benefits	2,078,000	1,757,000
Accrued other liabilities	1,706,000	1,002,000
Current leased liabilities – operating leases	860,000	1,020,000
TOTAL CURRENT LIABILITIES	10,075,000	14,443,000

Noncurrent leased liabilities – operating leases	3,991,000	4,535,000
Other liabilities	47,000	70,000

TOTAL LIABILITIES	14,113,000	19,048,000

SHAREHOLDERS’ EQUITY
Preferred stock - $10 par; authorized - 2,000,000 shares; no shares issued	—	—
Common stock
Class A - $1 par; authorized - 7,000,000 shares; issued – 4,467,000 at September 30, 2023, and December 31, 2022	4,467,000	4,467,000
Class B - $1 par; authorized - 2,000,000 shares; no shares issued	—	—
Additional paid-in capital	14,284,000	14,246,000
Retained earnings	33,625,000	34,251,000
Treasury stock, at cost – 1,273,000 shares at September 30, 2023, and December 31, 2022	(10,213,000)	(10,213,000)
Accumulated other comprehensive loss	(823,000)	(795,000)

TOTAL SHAREHOLDERS’ EQUITY	41,340,000	41,956,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$55,453,000	$61,004,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(unaudited)

	Three months		Nine months
	ended September 30,		ended September 30,
	2023	2022	2023	2022
Net revenue	$14,404,000	$14,516,000	$46,309,000	$46,347,000
Cost of sales	9,511,000	9,669,000	29,839,000	31,353,000
Gross profit	4,893,000	4,847,000	16,470,000	14,994,000
Selling, general and administrative expenses	5,785,000	5,084,000	16,327,000	15,736,000
Operating (loss) income	(892,000)	(237,000)	143,000	(742,000)
Other (expense) income	—	(3,000)	15,000	(24,000)
Gain on sale of property and equipment	23,000	—	40,000	5,000
Interest expense	(110,000)	(106,000)	(326,000)	(244,000)
Loss before income tax	(979,000)	(346,000)	(128,000)	(1,005,000)
Income tax benefit (expense)	258,000	109,000	(18,000)	129,000
Net loss	$(721,000)	$(237,000)	$(146,000)	$(876,000)

Basic and diluted loss per share	$(0.23)	$(0.08)	$(0.05)	$(0.28)

Weighted average common shares outstanding:

Basic and diluted	3,195,000	3,195,000	3,195,000	3,183,000

Net loss	$(721,000)	$(237,000)	$(146,000)	$(876,000)
Other comprehensive loss - foreign currency translation adjustment	(97,000)	(160,000)	(28,000)	(356,000)
Total comprehensive loss	$(818,000)	$(397,000)	$(174,000)	$(1,232,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

Three months ended September 30, 2023

								Accumulated
		Class A common		Additional				other
		stock, $1 par		paid-in	Retained	Treasury stock		comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss
Balance, July 1, 2023	$42,309,000	4,467,000	$4,467,000	$14,276,000	$34,505,000	(1,273,000)	$(10,213,000)	$(726,000)

Net loss	(721,000)	—	—	—	(721,000)	—	—	—

Restricted common stock compensation	8,000	—	—	8,000	—	—	—	—

Dividends	(159,000)	—	—	—	(159,000)	—	—	—

Foreign currency translation adjustment	(97,000)	—	—	—	—	—	—	(97,000)

Balance, September 30, 2023	$41,340,000	4,467,000	$4,467,000	$14,284,000	$33,625,000	(1,273,000)	$(10,213,000)	$(823,000)

Three months ended September 30, 2022

								Accumulated
		Class A common		Additional				other
		stock, $1 par		paid-in	Retained	Treasury stock		comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss
Balance, July 1, 2022	$43,066,000	4,467,000	$4,467,000	$14,214,000	$35,407,000	(1,273,000)	$(10,213,000)	$(809,000)

Net loss	(237,000)	—	—	—	(237,000)	—	—	—

Restricted common stock compensation	16,000	—	—	16,000	—	—	—	—

Dividends	(160,000)	—	—	—	(160,000)	—	—	—

Foreign currency translation adjustment	(160,000)	—	—	—	—	—	—	(160,000)

Balance, September 30, 2022	$42,525,000	4,467,000	$4,467,000	$14,230,000	$35,010,000	(1,273,000)	$(10,213,000)	$(969,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

Nine months ended September 30, 2023

								Accumulated
		Class A common		Additional				other
		stock, $1 par		paid-in	Retained	Treasury stock		comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss
Balance, January 1, 2023	$41,956,000	4,467,000	$4,467,000	$14,246,000	$34,251,000	(1,273,000)	$(10,213,000)	$(795,000)

Net loss	(146,000)	—	—	—	(146,000)	—	—	—

Restricted common stock compensation	14,000	—	—	14,000	—	—	—	—

Stock-based compensation	24,000	—	—	24,000	—	—	—	—

Dividends	(480,000)	—	—	—	(480,000)	—	—	—

Foreign currency translation adjustment	(28,000)	—	—	—	—	—	—	(28,000)

Balance, September 30, 2023	$41,340,000	4,467,000	$4,467,000	$14,284,000	$33,625,000	(1,273,000)	$(10,213,000)	$(823,000)

Nine months ended September 30, 2022

								Accumulated
		Class A common		Additional				other
		stock, $1 par		paid-in	Retained	Treasury stock		comprehensive
	Total	Shares	Amount	capital	earnings	Shares	Amount	loss
Balance, January 1, 2022	$43,840,000	4,453,000	$4,453,000	$14,167,000	$36,046,000	(1,273,000)	$(10,213,000)	$(613,000)

Net loss	(876,000)	—	—	—	(876,000)	—	—	—

Exercise of stock options	40,000	7,000	7,000	33,000	—	—	—	—

Restricted common stock compensation	36,000	7,000	7,000	29,000	—	—	—	—

Stock-based compensation	1,000	—	—	1,000	—	—	—	—

Dividends	(160,000)	—	—	—	(160,000)	—	—	—

Foreign currency translation adjustment	(356,000)	—	—	—	—	—	—	(356,000)

Balance, September 30, 2022	$42,525,000	4,467,000	$4,467,000	$14,230,000	$35,010,000	(1,273,000)	$(10,213,000)	$(969,000)

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months
	ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(146,000)	$(876,000)

Adjustments to reconcile net loss to net cash provided by operating activities:

Non-cash and other charges:
Depreciation	1,476,000	1,271,000
Amortization of other intangible assets	519,000	514,000
Amortization of operating lease assets	697,000	710,000
Amortization of debt issue costs	34,000	12,000
Amortization of consideration payable to a customer	—	157,000
Provision for losses on accounts receivable	(1,000)	(33,000)
Stock-based compensation	24,000	1,000
Stock-based compensation-options exercised	—	38,000
Restricted stock-based compensation	14,000	35,000
Deferred income taxes	19,000	(129,000)
Gain on disposal of fixed assets	(40,000)	(5,000)
Gain on early termination of a lease	—	(19,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,361,000)	(1,262,000)
Inventories	3,984,000	(554,000)
Prepaid expenses and other current assets	1,844,000	1,608,000
Other assets	(50,000)	—
Accounts payable	(327,000)	(45,000)
Accrued compensation and benefits	320,000	28,000
Accrued other liabilities and other current liabilities	701,000	582,000
Operating lease liabilities	(625,000)	(703,000)
Other liabilities	(21,000)	(25,000)
Total adjustments	7,207,000	2,181,000
Net cash provided by operating activities	7,061,000	1,305,000

See accompanying notes to consolidated financial statements (unaudited).

P&F INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months
	ended September 30,
	2023	2022
Cash Flows from Investing Activities:
Capital expenditures	$(1,909,000)	$(1,222,000)
Proceeds from the sale of fixed assets	57,000	—
Purchase of net assets of the Jackson Gear Company business	—	(2,300,000)
Net cash used in investing activities	(1,852,000)	(3,522,000)

Cash Flows from Financing Activities:
Dividend payments	(480,000)	(160,000)
Net (repayments on) proceeds from short-term borrowings	(4,906,000)	2,323,000
Proceeds from exercise of stock options	—	2,000
Bank financing costs	(84,000)	—
Net cash (used in) provided by financing activities	(5,470,000)	2,165,000

Effect of exchange rate changes on cash	(68,000)	(77,000)
Net decrease in cash	(329,000)	(129,000)
Cash at beginning of period	667,000	539,000
Cash at end of period	$338,000	$410,000

Supplemental disclosures of cash flow information:

Cash paid for:
Taxes	$31,000	$126,000
Interest	$331,000	$213,000

Non-cash information:
Right of Use (“ROU”) assets recognized for new operating lease liabilities	$—	$987,000
ROU adjustment due to early termination	$160,000	$359,000

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

Florida Pneumatic

Florida Pneumatic directly, and through its wholly-owned subsidiaries Exhaust Technologies Inc. (“ETI”), Universal Air Tool Company Limited (“UAT”), and Jiffy Air Tool, Inc. (“Jiffy”) imports, manufactures, and markets pneumatic hand tools and related products of its own design, primarily to the retail, industrial, automotive and aerospace markets. Its products include sanders, grinders, drills, saws, and impact wrenches. Pneumatic tools are similar in appearance and function to electric hand tools, but are powered by compressed air, rather than by electricity or a battery. Air tools, as they are more commonly referred to generally offer a better power-to-weight ratio than their electrical counterparts. Florida Pneumatic imports and/or manufactures approximately 75 types of pneumatic hand tools, most of which are sold at prices ranging from $50 to $1,000, under the names “Florida Pneumatic,” “Universal Tool”, “Jiffy Air Tool”, AIRCAT, NITROCAT, as well as under the trade names or trademarks of several private label customers. These products are sold to retailers, distributors, manufacturers and private label customers through in-house sales personnel and manufacturers’ representatives. The AIRCAT and NITROCAT brands of pneumatic tools are sold primarily to the automotive service and repair market (“automotive market”). Users of Florida Pneumatic’s hand tools include industrial maintenance and production personnel, do-it-yourself mechanics, professional automobile mechanics and auto body personnel. Jiffy manufactures and distributes pneumatic tools and components primarily to aerospace manufacturers.

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

Nearly all Hy-Tech brands are manufactured in the United States of America. Hy-Tech markets ATP branded impact sockets, striking wrenches and accessories that are imported from Asia.

COVID-19

During the three-and nine-month periods ended September 30, 2023, the Company has encountered minimal effects from the COVID-19 pandemic. The Company, however, continues to encounter intermittent inventory supply-chain delays from its Asian suppliers, which cause shortages of inventory. While the negative effects that the Company was encountering during the COVID-19 pandemic in general have eased, it is difficult for the Company to be certain that the inventory issue discussed above is in fact COVID-19 related.

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

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES - (Continued)

Going Concern Assessment - Continued

As of September 30, 2023, the Company had borrowing availability on its bank facility of $10,580,000. The Company is not in default on any bank covenant and believes its relationship with the bank is good. See Note 8 – Debt, for further discussion.

The accompanying consolidated financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business.

Customer Concentration

The Company had one customer that accounted for 21.0% and 24.3% of its consolidated accounts receivable at September 30, 2023, and December 31, 2022, respectively. Further, this customer accounted for 19.6% and 17.9% of the Company’s consolidated revenue during the three and nine-month periods ended September 30, 2023, respectively, and 19.1% and 22.9% for the same periods in the prior year. There was no other customer that accounted for more than 10% of our consolidated revenue during these periods.

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

The Company’s operating leases include vehicles, office space and the use of real property. The Company has not identified any new material finance leases during the three-month period ended September 30, 2023.

The Company considers any options to extend the term of a lease when measuring the right-of-use lease asset.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 – BUSINESS AND SUMMARY OF ACCOUNTING POLICIES - (Continued)

Lease Accounting - Continued

For the three and nine-month periods ended September 30, 2023, the Company had $223,000 and $697,000, respectively, in operating lease expense, and $239,000 and $710,000, respectively, for the same three and nine-month periods in 2022.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities:

2023 (excluding the nine months ended September 30, 2023)	$215,000
2024	846,000
2025	696,000
2026	691,000
2027	719,000
Thereafter	2,727,000
Total operating lease payments	5,894,000
Less imputed interest	(1,043,000)
Total operating lease liabilities	$4,851,000

Weighted average remaining lease term	7.7	years
Weighted average discount rate	5.17%

Revenue Recognition

The Company’s revenue recognition policies are detailed in its 2022 Form 10-K. The following tables present the Company’s revenues recognized under ASC Topic 606, “Revenue from Contracts with Customers”, for the three and nine-month periods ended September 30, 2023, and 2022.

Florida Pneumatic

Florida Pneumatic markets its products to four primary sectors within the pneumatic tool market: Retail, Automotive, Industrial and Aerospace. It also generates revenue from its Berkley products line, as well as a line of air filters and other OEM parts, which are reported as Other.

	Three months ended September 30,
	2023		2022		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Automotive	$2,613,000	27.0%	$3,110,000	31.4%	$(497,000)	(16.0)%
Retail	2,825,000	29.2	2,779,000	28.0	46,000	1.7
Industrial	1,261,000	13.0	1,305,000	13.2	(44,000)	(3.4)
Aerospace	2,864,000	29.6	2,538,000	25.6	326,000	12.8
Other	119,000	1.2	174,000	1.8	(55,000)	(31.6)
Total	$9,682,000	100.0%	$9,906,000	100.0%	$(224,000)	(2.3)%

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BUSINESS AND SUMMARY OF ACCOUNTING POLICIES - (Continued)

Revenue Recognition - Continued

Florida Pneumatic - Continued

	Nine months ended September 30,
	2023		2022		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Automotive	$9,375,000	30.8%	$10,845,000	33.0%	$(1,470,000)	(13.6)%
Retail	8,295,000	27.2	10,625,000	32.3	(2,330,000)	(21.9)
Industrial	4,175,000	13.7	4,416,000	13.5	(241,000)	(5.5)
Aerospace	8,238,000	27.1	6,531,000	19.9	1,707,000	26.1
Other	368,000	1.2	436,000	1.3	(68,000)	(15.6)
Total	$30,451,000	100.0%	$32,853,000	100.0%	$(2,402,000)	(7.3)%

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

	Three months ended September 30,
	2023		2022		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
OEM	$2,616,000	55.4%	$2,187,000	47.4%	$429,000	19.6%
ATP	671,000	14.2	490,000	10.6	181,000	36.9
PTG	1,296,000	27.5	1,693,000	36.8	(397,000)	(23.4)
Other	139,000	2.9	240,000	5.2	(101,000)	(42.1)
Total	$4,722,000	100.0%	$4,610,000	100.0%	$112,000	2.4%

	Nine months ended September 30,
	2023		2022		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
OEM	$8,364,000	52.8%	$6,693,000	49.6%	$1,671,000	25.0%
ATP	2,176,000	13.7	2,178,000	16.1	(2,000)	(0.1)
PTG	4,970,000	31.3	4,216,000	31.3	754,000	17.9
Other	348,000	2.2	407,000	3.0	(59,000)	(14.5)
Total	$15,858,000	100.0%	$13,494,000	100.0%	$2,364,000	17.5%

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BUSINESS AND SUMMARY OF ACCOUNTING POLICIES - (Continued)

Recently Adopted Accounting Pronouncements

During the three-and nine-month period ended September 30, 2023, there were no accounting pronouncements or other authoritative guidance issued or that became effective, that had, or is expected to have, a material impact on the Company’s consolidated financial statements.

NOTE 2 - LOSS PER SHARE

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

The following table sets forth the elements of basic and diluted loss per common share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator for basic and diluted loss per common share:
Net loss	$(721,000)	$(237,000)	$(146,000)	$(876,000)

Denominator:
Denominator for basic loss per share - weighted average common shares outstanding	3,195,000	3,195,000	3,195,000	3,183,000
Dilutive securities (1)	—	—	—	—
Denominator for diluted loss per share - weighted average common shares outstanding	3,195,000	3,195,000	3,195,000	3,183,000
(1)	Dilutive securities consist of the “in the money” stock options. There were no “in the money” stock options at September 30, 2023. In the event of a loss, options are considered anti-dilutive and would therefore not be included in the calculation of diluted loss per share.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 3 – STOCK-BASED COMPENSATION

There were no options or shares of the Company’s common stock granted or issued during the three and nine month periods month period ended September 30, 2023.

The table below presents stock options for the nine-month period ending September 30, 2023.

		Weighted	Weighted average
		average	remaining	Aggregate
		exercise	contractual life	Intrinsic
	Option shares	price	(years)	Value
Outstanding, January 1, 2023	127,600	$7.41	3.3	$—
Forfeited	(5,000)	—	—	—
Expired	(43,850)	—	—	—
Outstanding, September 30, 2023	78,750	7.15	4.0	$—
Vested, September 30, 2023	78,750	7.15	4.0	$—

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

As of September 30, 2023, and December 31, 2022, the carrying amounts reflected in the accompanying consolidated balance sheets for current assets and current liabilities approximated fair value due to the short-term nature of these accounts.

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

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 5 – ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable - net consists of:

	September 30, 2023	December 31, 2022
Accounts receivable	$9,046,000	$7,683,000
Allowance for doubtful accounts, sales discounts and chargebacks	(312,000)	(313,000)
	$8,734,000	$7,370,000

Net accounts receivable at January 1, 2022, was $ 7,550,000.

NOTE 6 – INVENTORIES

Inventories consist of:

	September 30, 2023	December 31, 2022
Raw material	$1,600,000	$2,000,000
Work in process	2,235,000	2,242,000
Finished goods	16,682,000	20,249,000
	$20,517,000	$24,491,000

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill are as follows:

Balance, January 1, 2023	$4,822,000
Currency translation adjustment	1,000
Balance, September 30, 2023	$4,823,000

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 7 – GOODWILL AND OTHER INTANGIBLE ASSETS – (Continued)

Other intangible assets

	September 30, 2023			December 31, 2022
		Accumulated	Net book		Accumulated	Net book
	Cost	amortization	value	Cost	amortization	value
Other intangible assets:
Customer relationships (1)	$6,923,000	$4,532,000	$2,391,000	$6,921,000	$4,099,000	$2,822,000
Trademarks and trade names (1)	2,167,000	—	2,167,000	2,166,000	—	2,166,000
Trademarks and trade names	200,000	96,000	104,000	200,000	86,000	114,000
Engineering drawings	330,000	279,000	51,000	330,000	268,000	62,000
Non-compete agreements (1)	323,000	321,000	2,000	322,000	303,000	19,000
Patents	1,286,000	1,191,000	95,000	1,286,000	1,143,000	143,000
Totals	$11,229,000	$6,419,000	$4,810,000	$11,225,000	$5,899,000	$5,326,000
(1)	A portion of these intangibles are maintained in a foreign currency and are therefore subject to foreign exchange rate fluctuations.

Amortization expense of intangible assets subject to amortization was as follows:

Three months ended September 30,		Nine months ended September 30,
2023	2022	2023	2022
$160,000	$151,000	$519,000	$469,000

Amortization expense for the balance of 2023, and for each of the next four years and thereafter is estimated to be as follows:

October 1 through December 31, 2023	$169,000
2024	639,000
2025	610,000
2026	411,000
2027	199,000
Thereafter	615,000
$2,643,000

The weighted average amortization period for intangible assets was as follows:

	September 30, 2023	December 31, 2022
Customer relationships	5.4	5.9
Trademarks and trade names	7.8	8.5
Engineering drawings	3.4	4.1
Non-compete agreements	0.3	1.0
Patents	4.4	4.1

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
●eliminated a $1,600,000 Capex Loan line of credit.

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

Most of the Company’s borrowings are at SOFR plus Applicable Margin. The Applicable Margin, as defined in the Credit Agreement, during the three-month period ended September 30, 2023, was 2.10% applied to all SOFR borrowings and 1.10% applied to Base Rate (Prime Rate) borrowings. The Applicable Margins that were added to SOFR and Base Rate borrowings during the three-month period ended September 30, 2022, were 1.50% and 0.50%, respectively. During the three-month period ended September 30, 2023, SOFR ranged from 7.17% to 7.44%, compared to 3.15% to 4.91% during the third quarter of 2022. The Base Rate during the three-month period ended September 30, 2023, ranged from 8.25% to 8.50%, compared to a range of 4.75% to 6.25%, during the same period a year ago.

At September 30, 2023, short-term or Revolver borrowing was $2,664,000, compared to $7,570,000 at December 31, 2022. The average balance of short-term borrowings during the three and nine-month periods ended September 30, 2023, were $4,439,000, and $6,252,000, respectively, compared to $9,499,000 and $10,403,000, for the same periods in the prior year.

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

Additionally, at September 30, 2023, and December 31, 2022, there was approximately $10,580,000 and $7,678,000, respectively, available to the Company under its Revolver arrangement.

P&F INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 9 – SUBSEQUENT EVENTS

Common Stock dividend

On November 8, 2023, the Company’s Board of Directors declared a quarterly cash dividend in the amount equal to $0.05 per share, which will be payable on November 29, 2023, to all shareholders of record as of the close of business on November 21, 2023. The Company estimates the total cash outlay to be approximately $160,000.

Agreement related to the sale of the Company.

On October 13, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Tools Acquisition Co, LLC, a limited liability company organized under the Laws of the State of Delaware (“Parent”) and Tools MergerSub, Inc., a Delaware corporation (“Acquisition Sub”). Parent and MergerSub are both affiliates of ShoreView Industries. The Merger Agreement provides for, subject to the satisfaction or waiver of specified conditions, the merger of Acquisition Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent.

Upon the consummation of the transactions contemplated by the Merger Agreement (the “Effective Time”), each share of Common Stock of the Company issued and outstanding immediately prior to the Effective Time, including restricted shares, will be canceled and converted into the right to receive $13.00 in cash, without interest and subject to any applicable withholding taxes. The Merger Agreement generally provides that, as of the Effective Time, each option to purchase shares of Common Stock that is outstanding immediately prior to the Effective Time, whether vested or unvested, will be canceled and terminated in exchange for the right to receive an amount in cash, without interest, equal to the product of (x) the total number of shares of Common Stock subject to, and outstanding under, such Company Option and (y) the excess of the $13.00 per-share amount over the applicable per share exercise price, subject to any applicable withholding or other taxes or other amounts required by applicable law to be withheld

Consummation of the Merger is subject to certain customary conditions, including the approval by a majority of the votes entitled to be cast by the Company’s stockholders at a stockholders’ meeting to be held by the Company and the affirmative vote of a majority of the votes cast at such stockholders’ meeting by stockholders other than Richard A. Horowitz, the Chairman of the Company’s Board of Directors, its President and Chief Executive Officer. Certain further conditions include consent to the merger by a major customer of one of the Company’s Subsidiaries, and the absence of any “material adverse effect” (as customarily defined) on the Company. The Merger Agreement also contains customary representations, warranties and covenants (for a transaction of this size and nature).

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement

The Private Securities Litigation Reform Act of 1995 (the “Reform Act”) provides a safe harbor for forward-looking statements made by or on behalf of P&F Industries, Inc. and subsidiaries (“P&F”, or the “Company”). P&F and its representatives may, from time-to-time, make written or verbal forward-looking statements, including statements contained in the Company’s filings with the Securities and Exchange Commission and in its reports to shareholders. Generally, the inclusion of the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “will,” “may,” “would,” “could,” “should,” and their opposites and similar expressions identify statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and that are intended to come within the safe harbor protection provided by those sections. Any forward-looking statements contained herein, including those related to the Company’s future performance, are based upon the Company’s historical performance and on current plans, estimates and expectations. All forward-looking statements involve risks and uncertainties. These risks and uncertainties could cause the Company’s actual results for all or part the 2023 fiscal year and beyond to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company for a number of reasons including, but not limited to:

●	Risks associated with the Company’s announced agreement and plan of merger;
●	Risks associated with sourcing from overseas;
●	Disruption in the global capital and credit markets;
●	Importation delays;
●	Customer concentration;
●	Unforeseen inventory adjustments or changes in purchasing patterns;
●	Market acceptance of products;
●	Competition;
●	Price reductions;
●	Exposure to fluctuations in energy prices;
●	The strength of the retail economy in the United States and abroad;
●	Adverse changes in currency exchange rates;
●	Interest rates;
●	Debt and debt service requirements;
●	Borrowing and compliance with covenants under our credit facility;
●	Impairment of long-lived assets and goodwill;
●	Retention of key personnel;
●	Acquisition of businesses;
●	Regulatory environment;
●	Litigation and insurance;
●	Risks related to the global outbreak of COVID-19 and other public health crises;
●	The threat of terrorism and related political instability and economic uncertainty;
●	Business disruptions or other costs associated with information technology, cyber-attacks, system implementations, data privacy or catastrophic losses;

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

OVERVIEW

During and subsequent to the three-month period ended September 30, 2023, significant factors that impacted our results of operations and other significant events were:

●	We entered into a merger agreement for the Company to be acquired in an all-cash transaction for $13.00 per share.
●	Third quarter 2023 revenue flat to same quarter in 2022
●	Gross margins increased slightly
●	Higher professional fees incurred in connection with entering into the merger agreement.

OUR BUSINESS

Florida Pneumatic

Florida Pneumatic directly, and through its wholly-owned subsidiaries Exhaust Technologies Inc. (“ETI”), Universal Air Tool Company Limited (“UAT”), and Jiffy Air Tool, Inc. (“Jiffy”) imports, manufactures, and markets pneumatic hand tools and related products of its own design, primarily to the retail, industrial, automotive, and aerospace markets. Its products include sanders, grinders, drills, saws, and impact wrenches. Pneumatic tools are similar in appearance and function to electric hand tools, but are powered by compressed air, rather than by electricity or a battery. Air tools, as they are more commonly referred to, generally offer better performance, and weigh less than their electrical counterparts. Florida Pneumatic imports and/or manufactures approximately 75 types of pneumatic hand tools, most of which are sold at prices ranging from $50 to $1,000, under the names “Florida Pneumatic,” “Universal Tool”, “Jiffy Air Tool”, AIRCAT, NITROCAT, as well as under the trade names or trademarks of several private label customers. These products are sold to retailers, distributors, manufacturers and private label customers through in-house sales personnel and manufacturers’ representatives. The AIRCAT and NITROCAT brands of pneumatic tools are sold primarily to the automotive service and repair market (“automotive market”). Users of Florida Pneumatic’s hand tools include industrial maintenance and production personnel, do-it-yourself mechanics, professional automobile mechanics and auto body personnel. Jiffy manufactures and distributes pneumatic tools and components primarily to aerospace manufacturers.

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

We consider tariffs a key economic measure, as a significant portion of products imported by Florida Pneumatic and to a lesser degree, Hy-Tech, are subject to these tariffs. Further, we monitor transportation costs, specifically ocean freight rates.

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

The Company’s significant accounting policies are described in “Note 1: Summary of Significant Accounting Policies” to the Company’s 2022 Form 10-K.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

TRENDS AND UNCERTAINTIES

INTERNATIONAL SUPPLY CHAIN

Although much less than during the three and nine-month periods ended September 30, 2022, we continue to encounter delays in receiving inventory from our Asian suppliers, which leads to intermittent shortages of inventory.

IMPACT OF INFLATION/GEOPOLITICAL ISSUES

We believe that the current and projected levels of inflation, as well as a possible economic recession will likely continue to have an effect on our manufacturing and operating costs. At the present time, we are unable to reasonably estimate the impact inflation and geo-political issues will have on our results of operations for the foreseeable future.

We believe that our results of operations and financial condition during the three and nine-month periods ended September 30, 2023, have not been impacted by the Russia-Ukraine conflict; however, we cannot predict what impact this conflict may have on our results in the future.

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

TECHNOLOGIES

We believe that over time, several newer technologies and features will have a greater effect on the market for our traditional pneumatic tool offerings. So far, the greatest impact has been on the automotive aftermarket with the advent of advanced cordless operated tools. Currently, we do not offer a cordless tool to the automotive aftermarket. However, with respect to the industrial market, we have developed for one of our largest OEM customers a tool mechanism that is incorporated into a major line of their cordless power tools. These tools have been in full production with our supplied system for several years and our sales of these products have continued to grow over that time. We continue to analyze the practicality of developing or incorporating newer technologies in our tool platforms for other markets as well. This includes adding our internally developed mechanisms to existing cordless power sources as well as producing complete cordless tool systems. In addition, we have recently developed a cordless installation tool for the aerospace market. We have begun taking orders for this product and we expect to introduce an additional version in early 2024.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

RESULTS OF OPERATIONS

REVENUE

The tables below provide an analysis of our net revenue for the three-month periods ended September 30, 2023, and 2022:

Consolidated

	Three months ended September 30,
			Increase (Decrease)
	2023	2022	$	%
Florida Pneumatic	$9,682,000	$9,906,000	$(224,000)	(2.3)%
Hy-Tech	4,722,000	4,610,000	112,000	2.4
Consolidated	$14,404,000	$14,516,000	$(112,000)	(0.8)%

	Nine months ended September 30,
			Increase (Decrease)
	2023	2022	$	%
Florida Pneumatic	$30,451,000	$32,853,000	$(2,402,000)	(7.3)%
Hy-Tech	15,858,000	13,494,000	2,364,000	17.5
Consolidated	$46,309,000	$46,347,000	$(38,000)	(0.1)%

Florida Pneumatic

Florida Pneumatic markets its air tool products to four primary sectors within the pneumatic tool market; Automotive, Retail, Aerospace and Industrial. It also generates revenue from its Berkley products line, as well as a line of air filters and other OEM parts (“Other”).

	Three months ended September 30,
	2023		2022		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Automotive	$2,613,000	27.0%	$3,110,000	31.4%	$(497,000)	(16.0)%
Retail	2,825,000	29.2	2,779,000	28.0	46,000	1.7
Industrial	1,261,000	13.0	1,305,000	13.2	(44,000)	(3.4)
Aerospace	2,864,000	29.6	2,538,000	25.6	326,000	12.8
Other	119,000	1.2	174,000	1.8	(55,000)	(31.6)
Total	$9,682,000	100.0%	$9,906,000	100.0%	$(224,000)	(2.3)%

	Nine months ended September 30,
	2023		2022		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
Automotive	$9,375,000	30.8%	$10,845,000	33.0%	$(1,470,000)	(13.6)%
Retail	8,295,000	27.2	10,625,000	32.3	(2,330,000)	(21.9)
Industrial	4,175,000	13.7	4,416,000	13.5	(241,000)	(5.5)
Aerospace	8,238,000	27.1	6,531,000	19.9	1,707,000	26.1
Other	368,000	1.2	436,000	1.3	(68,000)	(15.6)
Total	$30,451,000	100.0%	$32,853,000	100.0%	$(2,402,000)	(7.3)%

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

RESULTS OF OPERATIONS - (Continued)

REVENUE – Continued

Florida Pneumatic - Continued

Automotive revenue declined this quarter, compared to the same period in 2022, due primarily to an across-the-board price increase in all distribution channels in order to address rising input costs. This change in pricing strategy led to a decline in the number of unit sales and thus overall revenue in this category. However, Automotive gross margin improved as a result of this change. Florida Pneumatic’s third quarter 2023 Retail revenue improved a modest 1.7%, when compared to the same period in the prior year, despite The Home Depot’s (“THD”) continued efforts that began earlier this year of reducing the number of individual stock keeping units offered, as well as the quantity of each, and reducing the display area of their pneumatic tools. We believe that THD is facing increased pressure from on-line distributors, as well as other “brick and mortar” retailers that are expanding their presence in this product line. Aerospace revenue improved 12.8% when comparing the third quarter of 2023 to the same period in 2022. This improvement was driven by, among other factors, increased demand for new consumable parts, that Jiffy had begun to market earlier this year, and improved market conditions in both the commercial and military aviation. In addition, Jiffy has increased its sales in Europe significantly and is also seeing initial sales of recently introduced products. Lastly, the slight decline in Industrial revenue was due primarily to supply chain issues and by economic uncertainty in the sector.

Florida Pneumatic’s nine-month revenue analysis is quite similar to that of its third quarter 2023 results. When compared to the nine-month period ended September 30, 2022, Florida Pneumatic’s third quarter 2023 Automotive revenue declined due primarily to our revised pricing and marketing changes put into effect mid-2022. However, as will be discussed later in this discussion and analysis, this change contributed to an overall improvement in Florida Pneumatic’s gross margin. The significant factors causing the decline in our Retail revenue for the nine-month periods ended September 30, 2023, compared to the same period in 2022 was the product rollout that occurred in the second quarter of 2022 with no such event occurring during 2023. This year-over-year decline was also driven by THD’s decision to lower its inventory of floor display space this year. During the nine-month period ended September 30, 2023, Aerospace revenue increased 26.1%, when compared to the same period in the prior year. The improvement was driven by resurgence in both the commercial and military components of the Aerospace sector, and increased demand for the new, consumable parts that Jiffy has begun to market. In addition, Jiffy has increased its sales in Europe, and is also seeing initial sales of recently introduced products.

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

	Three months ended September 30,
	2023		2022		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
OEM	$2,616,000	55.4%	$2,187,000	47.4%	$429,000	19.6%
ATP	671,000	14.2	490,000	10.6	181,000	36.9
PTG	1,296,000	27.5	1,693,000	36.8	(397,000)	(23.4)
Other	139,000	2.9	240,000	5.2	(101,000)	(42.1)
Total	$4,722,000	100.0%	$4,610,000	100.0%	$112,000	2.4%

	Nine months ended September 30,
	2023		2022		Increase (decrease)
		Percent of		Percent of
	Revenue	revenue	Revenue	revenue	$	%
OEM	$8,364,000	52.7%	$6,693,000	49.6%	$1,671,000	25.0%
ATP	2,176,000	13.7	2,178,000	16.1	(2,000)	(0.1)
PTG	4,970,000	31.3	4,216,000	31.3	754,000	17.9
Other	348,000	2.2	407,000	3.0	(59,000)	(14.5)
Total	$15,858,000	100.0%	$13,494,000	100.0%	$2,364,000	17.5%

The net improvement in Hy-Tech’s revenue this quarter, compared to the same three-month period in 2022, was driven by the 19.6% growth of OEM revenue. It should be noted that Hy-Tech’s revenue by product line fluctuates throughout the year. This fluctuation is caused by, among other factors, timing of orders, production scheduling and reliance on outside vendors and suppliers. The improvement this quarter, compared to the same period in 2022 is due primarily to an increase in orders during 2023, from a major OEM customer, along with an overall market improvement in this sector. The 36.9% increase in HY-Tech’s ATP revenue is primarily due to weak third quarter 2022 orders and shipments. The above increases were partially offset by a decline in PTG revenue. This decline was due to i) product/customer mix, ii) the implementation of new planning and production processes and procedures, which in turn caused delays in the manufacturing process, iii) associated training related thereto, and iv) delays in receipt of product being returned from third-party vendors. The decline in Hy-Tech’s Other revenue, which is driven by general machining, was due to Hy-Tech’s decision to focus on OEM and ATP product lines. Thaxton revenue was softer this quarter, compared to the same three-month period in 2022.

The 17.5% year-over-year increase in Hy-Tech’s total revenue was primarily driven by its ongoing growth in OEM and to a lesser degree PTG revenue. The increase in OEM revenue was driven by growth in certain markets that are served by a number of Hy-Tech’s OEM customers. The markets served by our customers include multiple industrial applications, as well as the tool rental market. PTG revenue for the nine-month period ended September 30, 2023, increased 17.9% when compared to the same period in the prior year. This improvement was driven by the acquisition of the Jackson Gear Company business in January 2022. The decrease in Hy-Tech’s Other revenue as discussed above, was due to weaker NUMATX and general machining revenue during the third quarter 2023. The modest year to date decline in ATP revenue is attributable to our decision to focus our marketing efforts on OEM and PTG product offerings.

Management’s Discussion and Analysis of Financial Condition and Results of Operations – Continued

RESULTS OF OPERATIONS - (Continued)

GROSS MARGIN/PROFIT

	Three months ended September 30,		Increase (decrease)
	2023	2022	Amount		%
Florida Pneumatic	$4,051,000	$4,113,000	$(62,000)		(1.5)%
As percent of respective revenue	41.8%	41.5%	0.3%	pts
Hy-Tech	$842,000	$734,000	$108,000		14.7
As percent of respective revenue	17.8%	15.9%	1.9%	pts
Total	$4,893,000	$4,847,000	$46,000		0.9%
As percent of respective revenue	34.0%	33.4%	0.6%	pts

	Nine months ended September 30,		Increase (decrease)
	2023	2022	Amount		%
Florida Pneumatic	$12,837,000	$12,834,000	$3,000		—%
As percent of respective revenue	42.2%	39.1%	3.1%	pts
Hy-Tech	$3,633,000	$2,160,000	$1,473,000		68.2
As percent of respective revenue	22.9%	16.0%	6.9%	pts
Total	$16,470,000	$14,994,000	$1,476,000		9.8%
As percent of respective revenue	35.6%	32.4%	3.2%	pts

Florida Pneumatic’s gross margin for the three-month period ended September 30, 2023, improved by 0.3 percentage points compared to the same period in the prior year principally due to a shift away from their lower margin Retail and Automotive product lines to the higher margin, Industrial and Aerospace categories.

During the third quarter of 2023 Hy-Tech’s gross margin increased 1.9 percentage points, when compared to the same period in 2022. This improvement was due primarily to product/customer mix. Hy-Tech continued to pursue cost and expense reductions, and coupled with revisions in pricing structure, it has been able to improve its blended gross margin, thus contributing to the overall gross margin improvement. Partially offsetting the above improvements, during the third quarter Hy-Tech recorded an additional charge to its Obsolete and Slow-Moving Inventory of $80,000. Lastly, during the third quarter of 2023, Hy-Tech’s PTG product line’s gross margin was negatively affected due primarily to the implementation of new planning and production procedures and processes and delays caused by outside vendors, both of which negatively impacted its overhead absorption.

Florida Pneumatic’s gross margin for the nine-month period ended September 30, 2023, improved compared to the same period in the prior year principally due to a shift away from their lower margin product lines to the higher margin categories. Further, during the latter half of 2022, we raised prices in all product categories, which contributed to the improved gross margin. This change in marketing strategy and pricing adjustments led to a 3.1 percentage point year-to-date improvement over the same period in the prior year.

The improvement in Hy-Tech’s nine-month gross margin is due primarily to product/customer mix. Further, during the nine-month period ended September 30, 2023, Hy-Tech was able to reduce manufacturing costs and expenses, primarily at its Cranberry PA facility. Also as noted above, beginning in 2022, Hy-Tech modified its pricing structure, which effectively improved its overall gross margin. Hy-Tech continues to focus on improving manufacturing overhead absorption, particularly at its PTG facility in Punxsutawney PA.

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

During the third quarter of 2023, our SG&A was $5,785,000 compared to $5,084,000 incurred during the same three-month period in 2022. Significant components to the net increase include:

●	Compensation expenses increased $215,000. Compensation expenses are comprised of base salaries and wages, accrued performance-based bonus incentives and associated payroll taxes and employee benefits.
●	Professional fees and expenses (i.e., accounting, legal, consulting, etc.) increased $471,000 primarily due to $515,000 of legal and consulting costs incurred in connection to the transaction announced on October 13, 2023.
●	Expenses of $110,000 incurred in connection with the relocation of Florida Pneumatic’s warehouse and administrative offices.
●	Variable expenses declined $58,000. Variable expenses include among other items, commissions, freight out, travel, advertising, shipping supplies and warranty costs.
●	A reduction in bank fees of $30,000.

Our SG&A for the nine-month period ended September 30, 2023, was $16,327,000, compared to $15,736,000 for the same nine-month period in the prior year. Key components of this net increase include:

●	Increased compensation expenses of $327,000.
●	Professional fees and expenses increased $571,000 primarily due to $729,000 of legal and consulting costs incurred in connection to the transaction announced on October 13, 2023.
●	Expenses of $110,000 incurred in connection with the relocation of Florida Pneumatic’s warehouse and administrative offices.
●	Variable expenses declined $368,000 Driving this decline was lower advertising and shipping costs at Florida Pneumatic, caused primarily by lower Retail revenue this quarter and a reduction in discretionary Automotive advertising expenses, compared to the same period a year ago.
●	Stock-based compensation and bank fees declined $39,000 and $40,000, respectively.

OTHER (INCOME) EXPENSE- net

During the three-month period ended September 30, 2023, we recognized a gain on sale of equipment of $23,000.

During the nine-month period ended September 30, 2023, Other Income included the gain on sale of equipment during the current quarter discussed above. Additionally, during the second quarter of 2023 we incurred a loss of $9,000, and a gain of $5,000 on transactions involving the sale of equipment. During the three-month period ended March 31, 2023, we recognized a gain of $21,000 from the sale of equipment. Lastly, as a result of the final resolution of our Employee Retention Tax Credit (“ERTC”) filings, we recorded an additional $15,000 as Other Income. The ERTC income is subject to federal and local tax.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

RESULTS OF OPERATIONS - (Continued)

INTEREST – NET

	Three months ended September 30,		(Increase) decrease
	2023	2022	Amount	%
Interest expense attributable to:
Short-term borrowings	$98,000	$102,000	$4,000	3.9%
Amortization expense of debt issue costs	12,000	4,000	(8,000)	(200.0)
Total	$110,000	$106,000	$(4,000)	(3.8)%

	Nine months ended September 30,		(Increase) decrease
	2023	2022	Amount	%
Interest expense attributable to:
Short-term borrowings	$334,000	$239,000	$(95,000)	(39.7)%
Amortization expense of debt issue costs	34,000	12,000	(22,000)	(183.3)
Other	(42,000)	(7,000)	35,000	500.0
Total	$326,000	$244,000	$(82,000)	(33.6)%

Most of our borrowings are Secured Overnight Financing Rate, (“SOFR”) plus Applicable Margin. The Applicable Margin, as defined in our Credit Agreement, during the three-month period ended September 30, 2023, was 2.10% applied to all SOFR borrowings and 1.10% applied to Base Rate (Prime Rate) borrowings. The Applicable Margins that were added to SOFR and Base Rate borrowings during the three-month period ended September 30, 2022, were 1.50% and 0.50%, respectively. During the three-month period ended September 30, 2023, SOFR ranged from 7.17% to 7.44%, compared to 3.15% to 4.91% during the third quarter of 2022. The Base Rate during the three-month period ended September 30, 2023, ranged from 8.25% to 8.50%, compared to a range of 4.75% to 6.25%, during the same period a year ago.

The average balance of short-term borrowings during the three and nine-month periods ended September 30, 2023, were $4,439,000, and $6,252,000, respectively, compared to $9,499,000 and $10,403,000, for the same periods in the prior year.

As discussed in Note 8 to our consolidated financial statements, in late March 2023, we and the Bank amended the Credit Agreement, and as a result, we wrote off the balance of the unamortized debt issue cost as of the date of Amendment No.11 during the first quarter of 2023. The Debt issue costs incurred in connection with the above-referenced Amendment No. 11, are being amortized through the expiration date of credit Agreement, which is February 2027.

Other interest refers to interest or adjustments to ERTC refunds. Other interest during the nine-month period in the prior year was interest income recorded in connection with Federal income tax refunds received during the second quarter of 2022.

INCOME TAXES

At the end of each interim reporting period, we compute an effective tax rate based upon our estimated full year results. This estimate is used to determine the income tax provision or benefit on a year-to-date basis and may change in subsequent interim periods. Accordingly, the effective tax rate for the three and nine-month periods ended September 30, 2023, were approximately 26.3% and 14.1%, respectively, and for the same periods in 2022, the effective tax rates were an income tax benefit of 31.5%, and 12.8%, respectively. The effective tax rates for all periods presented were impacted primarily by state taxes and non-deductible expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

LIQUIDITY AND CAPITAL RESOURCES

We monitor such metrics as days’ sales outstanding, inventory requirements, inventory turns, estimated future purchasing requirements and capital expenditures to project liquidity needs, as well as evaluate return on assets. As we utilize a full lock-box arrangement with our Bank, our primary source of funds is our Revolver loan.

We gauge our liquidity and financial stability by various measurements, some of which are shown in the following table:

	September 30, 2023	December 31, 2022
Working capital	$20,422,000	$20,838,000
Current ratio	3.03 to 1	2.44 to 1
Shareholders’ equity	$41,340,000	$41,956,000

Credit Agreement

Our Credit Agreement is discussed in Note 8 to our consolidated financial statements. As discussed therein, we and the Bank entered into an amendment to the Credit Facility that, among other things, extended the expiration date to February 8, 2027.

At September 30, 2023, there was approximately $10,580,000 available to us under the Revolver arrangement.

Cash Flows

For the nine-month period ended September 30, 2023, cash provided by operating activities was $7,061,000, compared to cash provided by in operating activities for the nine-month period ended September 30, 2022, of $1,305,000. At September 30, 2023, and December 31, 2022, our consolidated cash balance was $338,000, and $667,000, respectively. We operate under the terms and conditions of the Credit Agreement. As a result, all domestic cash receipts are remitted to Capital One lockboxes. Thus, nearly all cash on hand represents funds to cover checks issued but not yet presented for payment.

Our total debt to total book capitalization (total debt divided by total debt plus equity) at September 30, 2023, was 6.1%, compared to 15.3% at December 31, 2022.

During the nine-month period ended September 30, 2023, we used $1,909,000 for capital expenditures, compared to $1,222,000 during the same period in the prior year. Capital expenditures currently planned for the remainder of 2023 are approximately $600,000, which we expect will be financed through the Credit Facility.

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

Customer concentration

Refer to Note 1 – Business and summary of accounting policies – Customer Concentration to our consolidated financial statements, for a detailed discussion.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - Continued

IMPACT OF INFLATION

During the nine-month period ended September 30, 2023, with respect to our cost of inventory, we encountered price increases in raw materials, and labor. Additionally, our operating costs continue to encounter cost/price increases. It is difficult to accurately determine what portion of the above referenced increases are attributable to inflation. We have been able to pass through most of the above-mentioned price increases, however we cannot predict our ability to continue this practice, nor to what degree. We intend to continue to actively manage the impact of inflation on our results of operations; however, we cannot reasonably estimate possible future impacts at this time.

NEW ACCOUNTING PRONOUNCEMENTS

There were no new accounting standards or pronouncements that became effective during the three-month and nine-month period ended September 30, 2023, that had a material impact on our consolidated financial statements.

We do not believe that any recently issued, but not yet effective accounting standard, if adopted, will have a material effect on our consolidated financial statements.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.         Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated, as of September 30, 2023, the effectiveness of the Company’s disclosure controls and procedures, which were designed to be effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2023, the Company’s management, including its CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective at that date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting, identified in connection with the evaluation required by Exchange Act Rule 13a-15(d), that occurred during our most recently completed fiscal quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings

There have been no material changes to the legal proceedings’ disclosure described in our 2022 Form 10-K.

Item 1A.       Risk Factors

Except as follows, we believe that there have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

The proposed acquisition of the Company may disrupt or could adversely affect our business, prospects, financial condition and results of operations.

On October 13, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Tools Acquisition Co, LLC (“Parent”) and Tools MergerSub, Inc., a wholly owned subsidiary of Parent (“Acquisition Sub”). The Merger Agreement provides for, subject to the satisfaction or waiver of specified conditions, the merger of Acquisition Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Upon the consummation of the transactions contemplated by the Merger Agreement (the “Effective Time”), each share of Common Stock of the Company issued and outstanding immediately prior to the Effective Time will be canceled and converted into the right to receive $13.00 in cash, without interest and subject to any applicable withholding taxes.  Consummation of the Merger is subject to certain customary conditions, including the approval by a majority of the votes entitled to be cast by the Company’s stockholders at a stockholders’ meeting to be held by the Company and the affirmative vote of a majority of the votes cast at such stockholders’ meeting by stockholders other than Richard A. Horowitz, the Chairman of the Company’s Board of Directors, its President and Chief Executive Officer. Certain further conditions include consent to the merger by a major customer of one of the Company’s subsidiaries, and the absence of any “material adverse effect” (as customarily defined) on the Company. The Merger Agreement also contains customary representations, warranties and covenants (for a transaction of this size and nature).

The announcement and pendency of the Merger could cause disruptions in and create uncertainty surrounding our business, which could have an adverse effect on our business, prospects, financial condition and results of operations, regardless of whether the Merger is completed. The Merger Agreement generally requires us to use our reasonable best efforts to operate our business in the ordinary course of business pending consummation of the Merger and restricts us without Parent’s consent, from taking certain specified actions until the Merger is completed. These restrictions may affect our ability to execute our business strategies, respond effectively to competitive pressures and industry developments and attain our financial and other goals, and these restrictions may impact our financial condition, results of operations and cash flows.

Employee retention and recruitment may be challenging before the completion of the Merger, as employees and prospective employees may experience uncertainty about their future roles at the Company. Furthermore, the announcement and pendency of the Merger could also cause disruptions to our business or business relationships. Each of the foregoing factors could have an adverse impact on our business, financial condition, and results of operations. The pursuit of the Merger and the preparation for the integration may place a significant burden on management and internal resources. The diversion of management’s attention away from day-to-day business concerns could adversely affect the Company’s business, financial condition and results of operations.

The Company could also be subject to litigation related to the Merger, which could prevent or delay the consummation of the Merger or result in significant costs and expenses. We cannot assure you as to the outcome of such lawsuits, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed-upon terms, such an injunction may delay the consummation of the Merger in the expected timeframe, or may prevent the Merger from being consummated altogether.

We have incurred and will continue to incur substantial transaction fees and costs in connection with the Merger.

We have incurred and expect to continue to incur significant costs, expenses and fees for professional services, such as legal, financial and accounting fees, and other transaction costs in connection with the Merger. A material portion of these expenses are payable by us whether or not the Merger is completed and may relate to activities that we would not have undertaken other than to complete the Merger. If the Merger is not completed, we will have received little or no benefit from such expenses. Further, although we have assumed that a certain amount of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These costs could adversely affect our business, financial condition and results of operations.

The Merger may not be completed within the expected timeframe, or at all, and significant delay or the failure to complete the Merger could adversely affect our business and the market price of our common stock.

The consummation of the Merger is subject to certain closing conditions, including, without limitation, including the approval by a majority of the votes entitled to be cast by the Company’s stockholders at a stockholders’ meeting to be held by the Company and the affirmative vote of a majority of the votes cast at such stockholders’ meeting by stockholders other than Richard A. Horowitz, the Chairman of the Company’s Board of Directors, its President and Chief Executive Officer. Certain further conditions include consent to the merger by a major customer of one of the Company’s Subsidiaries, and the absence of any “material adverse effect” (as customarily defined) on the Company. Many of the conditions to consummation of the Merger are not within our control or the control of Parent or Acquisition Sub, and we cannot predict when or if these conditions will be satisfied.

Failure to complete the Merger within the expected timeframe, or at all, could adversely affect our business and the market price of our common stock in a number of ways, including the following:

●	if the Merger is not completed within the expected timeframe, or at all, the share price of our common stock will change to the extent that the current market price of our stock reflects assumptions regarding the completion of the Merger;
●	we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other costs in connection with the Merger, for which we may receive little or no benefit if the Merger is not completed. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger;
●	failure to complete the Merger within the expected timeframe, or at all, may result in negative publicity and a negative impression of us in the investment community and may lead to subsequent offers to acquire the Company at a lower price or otherwise on less favorable terms to us and our stockholders than contemplated by the Merger;
●	the impairment of our ability to attract, retain and motivate personnel, including our senior management;
●	difficulties maintaining relationships with customers, distributors, suppliers and other business partners; and
●	upon termination of the Merger Agreement under specified circumstances, we would be required to pay a termination fee of approximately $2.1 million and a reimbursement amount of up to an addition $300 thousand.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company or could result in a competing proposal being at a lower price than it might otherwise be.

We are subject to certain restrictions on our ability to solicit alternative acquisition proposals from third parties, to provide information to third parties and to enter into or continue discussions or negotiations with third parties regarding alternative acquisition proposals, subject to customary exceptions. In addition, we may be required to pay Parent a termination fee of approximately $2.1 million and an additional reimbursement amount of up to $300 thousand in specified circumstances, including if the Merger Agreement is terminated in specified circumstances following our receipt of a Competing Proposal (as defined in the Merger Agreement). These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing such an acquisition, including, if the Merger Agreement is terminated prior to the consummation of the Merger, after such termination of the Merger Agreement, even if it were prepared to pay a price per share higher than the price per share proposed to be paid in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in specified circumstances under the Merger Agreement, including, in certain circumstances, after a valid termination of the Merger Agreement in accordance with the terms thereof. If the Merger Agreement is terminated and we decide to seek another similar transaction, we may not be able to negotiate or consummate a transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement.

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

P&F INDUSTRIES, INC.
(Registrant)

/s/ JOSEPH A. MOLINO, Jr.
Joseph A. Molino, Jr.
Chief Financial Officer
Dated: November 9, 2023	(Principal Financial and Chief Accounting Officer)

EXHIBIT INDEX

The following exhibits are either included in this report or incorporated herein by reference as indicated below:

Exhibit Number	Description of Exhibit

31.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Richard A. Horowitz, Principal Executive Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph A. Molino, Jr., Principal Financial Officer of the Registrant, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	* Inline Interactive Data

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

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